Form 10-K
period 1993-12-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 1994-03-31
CIK 70684

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-K


        [  X  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the Fiscal Year Ended December 31, 1993

        [     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from ___________ to ___________

                  Commission File Number: 2-17039


               NATIONAL WESTERN LIFE INSURANCE COMPANY
       (Exact name of Registrant as specified in its charter)


           COLORADO                               84-0467208
    (State of Incorporation)        (I.R.S. Employer Identification Number)


       850 EAST ANDERSON LANE
      AUSTIN, TEXAS 78752-1602                    (512) 836-1010
(Address of Principal Executive Offices)        (Telephone Number)


  Securities registered pursuant to Section 12(b) of the Act:  NONE

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

 Yes [  X  ]     No  [      ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
 III of this Form 10-K or any amendment to this Form 10-K. [     ]

 The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant at March
 11, 1994, was approximately $83,104,000.

 At March 11, 1994, the number of shares of Registrant's common stock outstanding was: Class A - 3,284,672; Class B - 200,000.




                               PART I

                          ITEM 1. BUSINESS

 (a) General

 Life Insurance Business

 National Western Life Insurance Company (hereinafter referred to as

"National Western", "Company", or "Registrant") is a life, health,

and accident insurance corporation, chartered in the State of

Colorado in 1956, and doing business in 43 states and the District of Columbia. National Western also accepts applications from and issues policies to residents of several Central and South American countries. Such policies are accepted and issued in the United

States. During 1993, the Company recorded approximately $172 million in premium revenues, universal life, and investment annuity contract deposits. New life insurance issued during 1993

approximated $1.1 billion and the total amount in force at year-end

1993 was $7.4 billion. As of December 31, 1993, the Company had total consolidated assets of approximately $2.9 billion.


Competition: The life insurance business is highly competitive and

National Western competes with over 2,000 stock and mutual

companies.  Mutual companies may have certain competitive

advantages over stock companies in that the policies written by them are participating policies and their profits inure to the benefit of their policyholders. The Company also writes

participating policies; however, participating policies represent only 1% of the Company's life insurance in force at December 31,

1993. The Company believes that its premium rates and its policies are generally competitive with those of other life insurance companies selling similar types of insurance.


Best's Agents Guide To Life Insurance Companies, an authoritative life insurance publication, lists companies by total admitted assets and life insurance in force. As of December 31, 1992, the most recent date for which information is available, National

Western ranked 122 in total admitted assets and 226 in life

insurance in force among the estimated 2,000 life insurance companies domiciled in the United States.

 Agents and Employees: National Western has 231 full-time employees at its principal executive office. Its insurance operations are conducted primarily through broker-agents, which numbered 6,475 at December 31, 1993. The agency operations are supervised by Senior Vice Presidents of domestic and international marketing. The Company's agents are independent contractors who are compensated on a commission basis. General agents receive overwriting first-year and renewal commissions on business written by agents under their supervision. The ratio of agents' expenses to premium revenues, universal life, and investment annuity contract deposits before deferral of related acquisition costs were as follows:

                                             Years Ended
                                             December 31,
                                       1993     1992      1991

         Commissions                     17%      17%       19%

         Other underwriting expenses      9%       7%        6%

         Totals                          26%      24%       25%

 Types of Insurance Written: National Western offers a broad portfolio of individual whole life and term life insurance plans, endowments, and annuities, including standard supplementary riders. The Company does not market group insurance. In recent years the majority of the business written has been flexible premium and single premium annuities and universal life products. Except for its employee health plan and a small number of existing individual accident and health policies, primarily in Florida, the Company does not write any new policies in the accident and health markets.


The underwriting policy of the Company is to require medical examination of applicants for ordinary insurance in excess of certain prescribed limits. These limits are graduated according to the age of the applicant and the amount of insurance desired. The

Company estimates that more than 65% of its ordinary life insurance in force at December 31, 1993, was issued without a medical

examination.


The Company has no maximum for issuance of life insurance on any one life. However, the Company's general policy is to reinsure that portion of any risk in excess of $150,000 on the life of any one individual. Also, following general industry practice, policies are issued on substandard risks. At December 31, 1993, approximately 3%

of the individual life insurance in force was represented by substandard risks.


Geographical Distribution of Business: For the year 1993, insurance and annuity policies held by residents of the State of California accounted for 18% of premium revenues, universal life, and

investment annuity contract deposits from direct business, while policies held by residents of Texas and Florida accounted for approximately 13% and 4%, respectively. All other states of the United States accounted for 34% of premium revenues from direct business, with no such state accounting for as much as 4% of premium revenues. The remaining 31% of premium revenues, universal life, and investment annuity contract deposits were derived from the Company's policies issued to foreign nationals.

 Approximately 63% of the life insurance face amount issued by the Company during 1993 was written through international insurance brokers acting as independent contractors. Foreign business is solicited by various independent brokers, primarily in Central and South America, and forwarded to the United States for acceptance and issuance. The Company maintains strict controls on the business it accepts from such foreign independent brokers, as well as its underwriting procedures for such business. A currency clause is included in each foreign policy stating that premium and claim "dollars" refer to lawful currency of the United States of America.


Investments: State insurance statutes prescribe the nature,

quality, and percentage of the various types of investments which may be made by insurance companies and generally permit investments in qualified state, municipal, federal, and foreign government obligations, corporate bonds, preferred and common stock, real estate, and real estate first lien mortgages where the value of the underlying real estate exceeds the amount of the mortgage lien by certain required percentages.

 The following table shows investment results for insurance operations for the periods indicated:

                                                                Net Unrealized
                  Invested            Net         Realized       Appreciation
   Calendar   Assets of Insurance  Investment   Gains(Losses)      Increase                           (Losses)
     Year         Operations        Income(*)  On Investments     (Decrease)
                                (In thousands)

     1993      $  2,237,687         180,252         3,206           (395)
     1992         2,200,518         184,149        15,710            237
     1991         2,025,997         176,443         9,360            527
     1990         1,811,907         159,938       (17,071)          (264)
     1989         1,539,668         129,743        (3,028)           886

 (*) Net investment income is after deduction of investment expenses, but before net capital gains (losses) and Federal income taxes.

 The following table shows the percentage distribution of insurance operation investments:

                                             December 31,
                               1993     1992     1991     1990     1989

 Fixed maturities              79.9%    77.5%    77.1%    81.7%    75.8%
 Mortgage loans                 8.4      8.1      7.8      6.4      6.8
 Policy loans                   6.9      7.2      7.7      8.2      8.8
 Other investments              4.8      7.2      7.4      3.7      8.6

 Regulation: The Company is subject to regulation by the supervisory agency of each state or other jurisdiction in which it is licensed to do business. These agencies have broad administrative powers, including the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, the form and content of mandatory financial statements, capital, surplus, and reserve requirements, as well as the previously mentioned regulation of the types of investments which may be made.

The Company is required to file detailed financial reports with each state or jurisdiction in which it is licensed, and its books and records are subject to examination by each. In accordance with the insurance laws of the various states in which the Company is licensed and the rules and practices of the National Association of

Insurance Commissioners, examination of the Company's records routinely takes place every three to five years. These examinations are supervised by the Company's domiciliary state, with

representatives from other states participating. The most recent examination was completed in 1994 and covered the six-year period ended December 31, 1992. The states of Colorado and Delaware participated.  A final report disclosing the examination results has not been completed and published.  However, the Company has obtained a draft copy of the report and has reviewed it with the examination team.  The draft report contained no adjustments or issues which would have a significant, negative impact on the operations of the Company.  A final published report is anticipated by mid-1994.


Regulations that affect the Company and the insurance industry are often the result of efforts by the National Association of

Insurance Commissioners (the NAIC).  The NAIC is an association of state insurance commissioners, regulators and support staff that acts as a coordinating body for the state insurance regulatory process.  Recently, increased scrutiny has been placed upon the insurance regulatory framework, and certain state legislatures have considered or enacted laws that alter, and in many cases increase,

state authority to regulate insurance companies.  In light of recent legislative developments, the NAIC and state insurance regulators have begun re-examining existing laws and regulations,

specifically focusing on insurance company investments and solvency issues, statutory policy reserves, reinsurance, risk-based capital guidelines, interpretations of existing  laws, the development of new laws, and the implementation of nonstatutory guidelines.

 Of particular importance, in 1993 the NAIC established new risk-based capital (RBC) requirements to help state regulators monitor the financial strength and stability of life insurers by identifying those companies that may be inadequately capitalized. Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold. The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments. The RBC formula takes into consideration four major areas of risk which are: (i) asset risk which primarily focuses on the quality of investments;
 (ii) insurance risk which encompasses mortality and morbidity risk;
 (iii) interest rate risk which involves asset/liability matching issues; and (iv) other business risks. The Company has calculated its RBC level based on the new requirement and has determined that its capital and surplus is significantly in excess of the threshold requirements.

 The RBC regulation developed by the NAIC is an example of its involvement in the regulatory process. New regulations are routinely published by the NAIC as model acts or model laws. The NAIC encourages adoption of these model acts by all states to provide uniformity and consistency among state insurance regulations.

 Brokerage Business

 The Westcap Corporation, a wholly-owned subsidiary of the Company, is a brokerage firm headquartered in Houston, Texas, with 178 employees. Its wholly-owned subsidiaries include Westcap
 Securities, Inc. (Westcap Securities), Westcap Government
 Securities, Inc. (Westcap Government Securities), and Westcap
 Mortgage Company (Westcap Mortgage).

 Westcap Securities is primarily a dealer in municipal and corporate bonds and collateralized mortgage obligations and serves as an underwriter for municipal bond issuers. It is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of its aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Retained earnings may be restricted as to payment of dividends if this ratio exceeds 10 to 1. At September 30, 1993, its most recent fiscal year-end, Westcap Securities' net capital was in excess of the minimum requirements and its ratio of aggregate indebtedness to net capital was 0.1 to 1.

 Westcap Government Securities is principally a secondary market dealer in obligations issued or guaranteed by the U.S. government or its agencies. It is subject to the capital rules of the Government Securities Act of 1986 that requires the maintenance of minimum liquid capital and the ratio of liquid capital to measured market and credit risk, all as defined, to be 120% or higher. Distributions of equity in the form of dividends or purchases of common stock may be restricted if this ratio is less than 150%. At September 30, 1993, its most recent fiscal year-end, Westcap Government Securities' ratio of liquid capital to market and credit risk was 376%.

 Westcap Mortgage was previously engaged in the business of originating and servicing commercial and residential real estate loans. It also sold mortgages to investors which were securitized by the Government National Mortgage Association (GNMA). However, on December 10, 1990, the Board of Directors of Westcap Mortgage approved a plan for the complete dissolution and liquidation of Westcap Mortgage. Accordingly, an orderly liquidation of the assets of Westcap Mortgage commenced in 1990 and was essentially completed in 1992.

 The Westcap Corporation's customer base includes commercial banks,

savings and loan associations, public funds, credit unions,

insurance companies, investment advisors, private pensions,

mortgage bankers, and sophisticated individual investors. Westcap offers a complete mix of debt securities, including mortgage-backed securities, U.S government and federal agency issues, collateralized mortgage obligations (CMOs), real estate mortgage investment conduits (REMICs), stripped mortgage-backed securities
 (SMBs), SBA loan pools, certificates of deposit, and corporate, taxable, and tax-exempt bonds.

 Effective October 1, 1993, Westcap Securities and Westcap
 Government Securities were merged with and into Westcap Securities Operating Partnership, a newly formed Delaware limited partnership whose sole partners are Westcap Securities Management, Inc. (Management) and Westcap Securities Investment, Inc. (Investment). Both Management and Investment were incorporated on October 1, 1993, under the laws of the State of Nevada and are wholly-owned subsidiaries of The Westcap Corporation. The change in organizational structure had no impact on the financial statements of The Westcap Corporation as of September 30, 1993, its fiscal year-end. As National Western consolidates The Westcap Corporation as of September 30, the organizational changes also had no impact on the consolidated financial statements as of December 31, 1993.

 (b) Financial Information About Industry Segments

 Information concerning the Company's two industry segments follows:

                          Life
                        Insurance   Brokerage                  Consolidated
                        Business     Business    Eliminations    Amounts
                                         (In thousands)
 Gross revenues:
           1993       $  273,363     105,923      (1,656)        377,630
           1992          279,882     123,094      (1,499)        401,477
           1991          253,396      43,837        (593)        296,640
 Net earnings:
           1993       $   34,892      21,832         -            56,724
           1992           36,683      26,728         -            63,411
           1991           20,514       5,244         -            25,758
 Identifiable assets:
           1993       $2,590,537     372,301     (21,787)      2,941,051
           1992        2,554,850     164,002     (20,355)      2,698,497
           1991        2,363,248     231,184     (13,400)      2,581,032

 Other information concerning these industry segments is included in
 Item 1. (a).

 (c) Narrative Description of Business

 Included in Item 1.(a).

 (d) Financial Information About Foreign and Domestic Operations and
 Export Sales

 Included in Item 1.(a).


                         ITEM 2. PROPERTIES

 The Company leases 72,000 square feet of office space in Austin, Texas, for $565,000 per year plus taxes, insurance, maintenance, and other operating costs less the amortization of the deferred gain of $325,000 which arose from the sale and lease-back of the property in 1984. This lease, which was to expire in 1994, has been extended through October 2000, with rent of $477,600 per year.

 The Company's brokerage subsidiary, Westcap, leases its office facilities in Houston, Texas, under a lease which terminates in 1997. The total leased space is approximately 38,500 square feet. Westcap also leases several small branch office spaces in Austin, Texas, Sarasota, Florida and Morris Plains, New Jersey. The annual lease cost for all locations through the year 1997 will range from approximately $251,000 to $618,000.


                      ITEM 3. LEGAL PROCEEDINGS

 Suit was filed in the United States District Court for the District of Minnesota, Fourth Division, on September 14, 1989, against the Company by Midwest Savings Association, F.A. (Midwest Savings). Midwest Savings is the successor to Midwest Federal Savings and Loan Association of Minneapolis (Midwest Federal), which was taken under receivership by the Federal Savings and Loan Insurance Corporation (FSLIC). Midwest Savings sued the Company for the return of prepaid life insurance premiums and the present cash value for the policies issued to Midwest Federal Executive Officers Plan. Midwest Savings acquired these life insurance policies as part of its assumption of Midwest Federal's assets and deposit liabilities. The Company claimed that Midwest Savings was not entitled to receive the policy values because Midwest Federal executed assignments of these policies to the Company as security for five debentures purchased by the Company from Midwest Federal in the total face amount of $8,000,000. Midwest Savings claimed that the assignments were not intended and did not secure the debentures.

 Plaintiff filed a motion for summary judgment which was heard by the Court on January 3, 1991. On February 21, 1991, the Court granted plaintiff's motion for summary judgment, and on March 7, 1991, the Resolution Trust Corporation was substituted as plaintiff in the case. The District Court judgment represented an unfavorable outcome to the Company. The Company appealed the court ruling and also recorded a corresponding $8,000,000 liability for the potential payment of this claim. The Company has since been accruing an additional liability for interest on this $8,000,000 balance.

 This lawsuit was settled in September, 1993, resulting in an $11,500,000 payment by the Company. The Company's total accrued liability for this claim exceeded the payment by approximately $670,000. This difference has been reflected as other income in the accompanying statements of earnings for the year ended December 31, 1993.

 On March 28, 1994, the Community College District No. 508, County of Cook and State of Illinois (The City Colleges) filed a complaint in the United States District Court for the Northern District of
 Illinois, Eastern Division, Cause No. 940-1920, against Westcap Government Securities, Inc., Westcap Securities, L.P., Westcap Securities Management, Inc. (collectively Westcap) and National
 Western Life Insurance Company. The suit seeks recession of securities purchase transactions by The City Colleges from Westcap between September 9, 1993 and November 3, 1993, alleged compensatory damages, punitive damages, injunctive relief, declaratory relief, fees and costs. As of the date hereof, neither Westcap nor the Company has been formally served with the complaint, no discovery has occurred, no judicial proceedings or hearings have occurred, no answers or responses have been prepared or filed, and Westcap and the Company are of the opinions that Westcap has adequate documentation to validate all such securities purchase transactions by The City Colleges, and that Westcap and the Company each have adequate defenses to the litigation. Although the alleged damages would be material to the Company's financial position, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time.

 No other legal proceedings presently pending by or against the Company or its subsidiaries are described, because management believes the outcome of such litigation should not have a material adverse effect on the financial position of the Company or its subsidiaries taken as a whole.


               ITEM 4. SUBMISSION OF MATTERS TO A VOTE
                         OF SECURITY HOLDERS

 No matters were submitted during the fourth quarter of fiscal 1993 to a vote of the Company's security holders.



                               PART II

           ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY
                   AND RELATED STOCKHOLDER MATTERS

 (a) Market Information

 The principal market in which the common stock of the Company is traded is the NASDAQ/NMS Over-the-Counter Market. The high and low sales prices for the common stock for each quarter in the last two years are shown in the following table:

                                       High           Low

           1993:  First Quarter      $   61           44-1/2
                  Second Quarter         58           30-1/4
                  Third Quarter          49-1/4       38-1/2
                  Fourth Quarter         55-1/4       44-1/4

           1992:  First Quarter      $   40-1/4       27
                  Second Quarter         37-1/2       26-1/2
                  Third Quarter          37-1/2       26-1/2
                  Fourth Quarter         49-1/4       28-1/4

 These quotations represent prices in the Over-the-Counter Market between dealers in securities, do not include retail markup, markdown, or commission, and do not necessarily represent actual transactions.

 (b) Equity Security Holders

 The number of stockholders of record on December 31, 1993, was as follows:

             Class A Common Stock         7,637
             Class B Common Stock             2

 (c) Dividends

 The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors and will depend on factors such as earnings, capital requirements, and the operating and financial condition of the Company. Presently, the Company's capital requirements are such that it intends to follow a policy of retaining any earnings in order to finance the development of business and to meet increased regulatory requirements for capital.


                   ITEM 6. SELECTED FINANCIAL DATA

 The following five-year financial summary includes comparative amounts taken from the audited financial statements:

                                                             Years Ended December 31,
                                               1993        1992         1991         1990       1989
                                                   (In thousands except per share amounts)

 Revenues:
     Life and annuity premiums            $    18,624      21,365      21,525       22,895      25,920
     Universal life and investment
     annuity contract revenues                 67,778      56,543      44,627       33,777      22,974
     Net investment income                    180,252     184,149     176,443      159,938     129,743
     Brokerage revenues                       105,923     123,094      43,837       25,681      16,453
     Other income                               1,847         616         848          578         498
     Realized gains (losses)
     on investments                             3,206      15,710       9,360      (17,071)     (3,028)
 Total revenues                               377,630     401,477     296,640      225,798     192,560
 Expenses:
     Policyholder benefits                     34,646      34,234      31,908       31,070      32,224
     Amortization of deferred
     policy acquisition costs                  33,159      25,085      16,852        9,263      13,620
     Universal life and investment
     annuity contract interest                130,875     135,792     143,018      128,150     101,487
     Other insurance operating expenses        28,959      27,870      32,897       36,455      26,069
     Brokerage expenses                        72,310      82,561      34,549       22,816      18,077
 Total expenses                               299,949     305,542     259,224      227,754     191,477
 Provision (benefit) for
 Federal income taxes                          26,477      32,524      11,170        1,099         (54)
 Earnings (loss) before cumulative
 effect of change in accounting
 principle and discontinued operations         51,204      63,411      26,246       (3,055)      1,137
 Cumulative effect of change in
 accounting for income taxes                    5,520         -           -            -             -
 Loss from discontinued operations                -           -          (488)      (1,695)       (528)
 Net earnings (loss)                      $    56,724      63,411      25,758       (4,750)        609

 Per Share:

 Earnings (loss) before cumulative
 effect of change in accounting
 principle and discontinue operations     $     14.71       18.23        7.55       (0.88)       0.33
 Cumulative effect of change in
 accounting for income taxes                     1.58         -           -           -           -
 Loss from discontinued operations                -           -         (0.14)      (0.49)      (0.15)
 Net earnings (loss)                      $     16.29       18.23        7.41       (1.37)       0.18

 Total assets                             $ 2,941,051   2,698,497   2,581,032   2,288,281   1,908,181

 Total liabilities                        $ 2,698,333   2,512,406   2,458,589   2,192,123   1,807,009

 Stockholders' equity                     $   242,718     186,091     122,443      96,158     101,172


            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 GENERAL

 National Western Life Insurance Company is a life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-three states and the District of Columbia. It also accepts applications from and issues policies to residents of

Central and South American countries. These policies are accepted and issued in the United States and accounted for approximately 31%

of the Company's total premium revenues, universal life, and investment annuity contract deposits in 1993. The Company ranks among the top ten percent of all life insurance companies measured by assets. The primary products marketed by the Company are its universal life and flexible premium annuity products. Most of the

Company's new business comes from the development of a market and the design and marketing of a specific product for that market. As this method of operation has proven successful, there are no immediate plans to make any significant changes in marketing operations.


In addition to the life insurance business, the Company has two wholly-owned subsidiaries, The Westcap Corporation and Commercial
 Adjusters, Inc. The Westcap Corporation's principal activity is that of a U.S. government and municipal securities dealer, and Commercial Adjusters, Inc. is a small corporation investing primarily in six real estate joint ventures.

 INVESTMENTS IN DEBT SECURITIES

 Investment Philosophy

 The Company's investment philosophy is to maintain a diversified portfolio of investment grade debt securities that provides adequate liquidity to meet policyholder obligations and other cash needs. The prevailing strategy within this philosophy is the intent to hold investments in debt securities to maturity. However, the Company does actively manage its portfolio which entails monitoring and reacting to all components which affect changes in the price or value of investments in debt securities. As a result, the Company classifies these securities for financial statement reporting purposes as either fixed maturities, securities available for sale or trading securities. The reporting category chosen depends on various factors including the type and quality of the particular security and how it will be incorporated into the

Company's overall asset/liability management strategy.


Securities the Company purchases with the intent to hold to

maturity are classified as fixed maturities. Because the Company has strong cash flows and matches expected maturities of assets and liabilities, the Company has the ability to hold the securities, as it would be unlikely that forced sales of securities would be required prior to maturity to cover payments of liabilities. As a result, fixed maturities are carried at amortized cost less declines in value that are other than temporary. However, certain situations may change the Company's intent to hold a particular security to maturity, the most notable of which is a deterioration in the issuer's creditworthiness. Accordingly, a security may be sold to avoid a further decline in realizable value when there has been a significant change in the credit risk of the issuer.

 Securities purchased by the Company's brokerage subsidiary that are held for current resale are classified as trading securities. These securities are typically held for short periods of time, as the intent is to sell them, producing a trading profit. Trading securities are recorded in the Company's financial statements at market value. Any trading profits or losses and unrealized gains or losses resulting from changes in the market value of the securities are reflected as a component of income in the Company's financial statements.

 Securities that are not classified as either fixed maturities or trading securities are reported as securities available for sale. These securities may be sold if market or other measurement factors change unexpectedly after the securities were acquired. For example, opportunities arise when factors change that allow the Company to improve the performance and credit quality of the investment portfolio by replacing an existing security with an alternative security while still maintaining an appropriate matching of expected maturities of assets and liabilities. Examples of such improvements are as follows: improving the yield earned on invested assets, improving the credit quality and performance or duration of the portfolio, and selling securities in advance of anticipated calls or other prepayments. Securities available for sale are reported in the Company's financial statements at the lower of aggregate cost or market value. Any unrealized gains or losses resulting from changes in the market value of the securities are reflected as a component of stockholders' equity.

 In May, 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 115,
 "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities.

 The Company's current accounting policy as described above is similar to the requirements of this new statement. Significant differences are that securities available for sale are currently being reported at the lower of aggregate cost or market value, whereas SFAS No. 115 requires reporting of these securities on an individual fair value basis.  Also, SFAS No. 115 provides stricter requirements and guidance on the classification of securities among the reporting categories.  The potential financial effects of this change in accounting principle are described in more detail in a later section of this report.  The Company plans to implement the statement in the first quarter of 1994.  Although the

implementation of this statement will have significant accounting effects, the new statement will not significantly change or impact the Company's investment philosophy and strategies.


As an integral part of its investment philosophy, the Company performs an ongoing process of monitoring the creditworthiness of issuers within the investment portfolio. In addition, review procedures are performed on securities that have had significant declines in market value. The Company's objective in these

circumstances is to determine if the decline in market value is due to changing market expectations regarding inflation and general interest rates or other factors.


Additional review procedures are performed on those market value declines which are caused by factors other than market expectations regarding inflation and general interest rates. Specific conditions of the issuer and its ability to comply with all terms of the instrument are considered in the evaluation of the realizable value of the investment. Information reviewed in making this evaluation would include the recent operational results and financial position of the issuer, industry trends, recent credit reports and other available data. If evidence does not exist to support a realizable value equal to or greater than the carrying value of the

investment, such decline in market value is determined to be other than temporary, and the carrying amount is reduced to its net realizable value. The amount of the reduction is reported as a realized loss.

 Portfolio Analysis

 At December 31, 1993, the fixed maturities portfolio totaled $1.79 billion or 70.1% of the Company's total invested assets. Securities available for sale were $39 million or 1.5% of total invested assets, while trading securities were $117 million or 4.6% of total invested assets at the same time period.

 The carrying values of the trading securities and securities available for sale were the same as their market values as of December 31, 1993. However, the market value of the Company's fixed maturities was $1.91 billion compared to a carrying value of $1.79 billion. This represents a net unrealized gain of $121 million. The unrealized gain is reflective of the decline in market interest rates during 1993 and 1992.

 The Company maintains a diversified debt securities portfolio which consists of various types of fixed income securities including primarily U.S. government, public utilities, corporate and mortgage-backed securities. Investments in mortgage-backed securities include U.S. government and private issue mortgage-backed pass-through securities as well as collateralized mortgage obligations (CMOs). As of December 31, 1993 and 1992, the Company's debt securities portfolio consisted of the following mix of securities:

                                              Percent of
                                            Debt Securities
                                           1993         1992

      Public utilities                     16.3 %       26.6 %
      Other corporates                     25.9         13.4
      Mortgage-backed securities           53.3         52.8
      U.S. government                       2.7          1.8
      Foreign government                    1.3          1.1
      States and political subdivisions     0.5          4.3

      Totals                              100.0 %      100.0 %

 The amortized cost and estimated market values of investments in debt securities at December 31, 1993, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             Estimated
                                                Amortized      Market
                                                   Cost        Value
                                                    (In thousands)

      Due in one year or less                $      -            -
      Due after one year through five years       61,313       62,662
      Due after five years through ten years     226,182      237,815
      Due after ten years                        553,062      585,173
                                                 840,557      885,650
      Mortgage-backed securities                 957,953    1,032,039

      Totals                                  $1,798,510    1,917,689

 As market interest rates continued to decline in 1992 and into 1993, the Company's portfolio experienced increased calls and principal prepayments. The increase in calls was primarily in the Company's utilities holdings. The Company responded with an active approach in managing future call risk by investing the call proceeds in a more diverse group of companies with increased call protection.  As a result, the Company's utilities holdings as a percentage of the entire portfolio was reduced from 26.6% in 1992 to 16.3% in 1993.


Principal prepayments on mortgage-backed securities also increased during 1993 due to the continued decline in interest rates.
 However, the Company substantially reduced its prepayment risk by investing primarily in collateralized mortgage obligations which have more predictable cash flow patterns than pass-through securities. The Company increased its holdings of planned amortization class I (PAC I) CMOs which are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. This is achieved by redirecting prepayments to other CMO classes.

 PAC I tranches now account for over 80% of the total CMO portfolio as of December 31, 1993. The CMOs that the Company purchases are modeled and subjected to detailed, comprehensive analysis by the Company's investment staff before any investment decision is made. The overall structure of the entire CMO is evaluated, and an average life sensitivity analysis is performed on the individual tranche being considered for purchase under increasing and decreasing interest rate scenarios. This analysis insures that the security fits appropriately within the Company's investment philosophy and asset/liability management parameters.

 In addition to managing prepayment and call risk, the Company continues to concentrate on improving the credit quality of its investments in debt securities. Much attention is often placed on a company's holdings of below investment grade debt securities, as these securities generally have greater default risk than higher rated corporate debt. These issuers usually have high levels of indebtedness and are more sensitive to adverse industry or economic conditions than are investment grade issuers. The Company's small holdings of below investment grade debt securities, which are summarized as follows, increased slightly from 1992 primarily due to two corporate issuers that were downgraded.

                                           Below Investment
                                         Grade Debt Securities
                                                             % of
                                    Carrying    Market     Invested
                                     Value       Value      Assets
                                            (In thousands)

      December 31, 1993           $   24,261     24,223        1.0%

      December 31, 1992               16,259     14,700        0.7%

      December 31, 1991               30,119     30,119        1.4%

 The level of investments in debt securities which are in default as to principal or interest payments is indicative of the Company's minimal holdings of below investment grade debt securities. At December 31, 1993 and 1992, securities with principal balances totaling $3,151,000 and $3,750,000 were in default and on non-accrual status.

 MORTGAGE LOANS AND REAL ESTATE

 Investment Philosophy

 The Company has changed its mortgage loan philosophy over the past several years. Historically, the Company had concentrated its mortgage loans within the State of Texas. The majority of loans were brought to the Company by brokers and others interested in securing a mortgage loan. While the mortgage loan portfolio has performed well despite downturns in the Texas economy, the Company has been forced to foreclose on certain loans.

 The Company now takes a more proactive approach in originating mortgage loans. This change in philosophy has resulted in an overall improvement in the quality of mortgage loans, while

diversifying exposures geographically. In most cases, mortgage loans now are: guaranteed by the borrower and secured by the property,  amortized over the term of the lease on the property which is guaranteed by the lessee, and approved based on the credit strength of the lessee. This approach also enables the Company to choose the locale in which the property securing the loan is located. In addition, the Company's underwriting guidelines still require a loan-to-value ratio of 75% or less.


In general, the Company seeks loans on high quality, income

producing properties such as shopping centers, freestanding retail stores, office buildings, industrial and sales or service facilities, selected apartment buildings, motels, and health care facilities. The location of these loans is typically in growth areas that offer a potential for property value appreciation.
 These growth areas are found primarily in major metropolitan areas, but occasionally in selected smaller communities. The Company currently seeks loans ranging from $500,000 to $11,000,000, with terms ranging from three to twenty-five years, at interest rates dictated by the marketplace.

 The Company's direct investments in real estate are not a significant portion of its total investment portfolio. The majority of real estate owned was acquired through mortgage loan foreclosures. The Company has no current plans to significantly increase its investments in real estate in the foreseeable future.

 Portfolio Analysis


The Company held net investments in mortgage loans totaling
 $188,920,000 and  $177,236,000, or 7.4% and 7.6% of total invested assets, at December 31, 1993 and 1992, respectively. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

 The diversification of the mortgage loan portfolio by geographic region of the country and by property type as of December 31, 1993 and 1992, was as follows:

                                            December 31,
                                          1993       1992

      West South Central                 51.3 %     53.0 %
      Mountain                           15.2       16.0
      Pacific                            10.0        5.0
      East South Central                  6.8        8.2
      South Atlantic                      6.8        7.0
      West North Central                  4.8        3.2
      All Other                           5.1        7.6

      Totals                            100.0 %    100.0 %

                                           December 31,
                                         1993       1992

      Retail                             66.7 %     65.1 %
      Office                             17.9       16.2
      Apartment                           5.8        6.3
      Hotel/Motel                         3.1        3.5
      Industrial                          0.8        0.9
      Residential                         0.5        0.8
      Other Commercial                    5.2        7.2

      Totals                            100.0 %    100.0 %

 As of December 31, 1993, the allowance for possible losses on mortgage loans was $6,849,000. Additions to the allowance totaling $2,152,000 were recognized as realized losses on investments in the Company's 1993 financial statements. Management believes that the allowance for possible losses is adequate. However, while management uses available information to recognize losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the West South Central region which includes Texas, Louisiana, Oklahoma, and Arkansas.

 The Company currently places all loans past due three months or more on a non-accrual status, thus recognizing no interest income on the loans. At December 31, 1993 and 1992, the Company had approximately $4,191,000 and $5,154,000, respectively, of mortgage loan principal balances on a non-accrual status. For the years ended December 31, 1993 and 1992, the approximate reduction in interest income associated with non-accrual loans was as follows:

                                                 Years Ended
                                                 December 31,
                                              1993         1992
                                               (In thousands)

      Interest income at contract rate  $      758          601
      Interest income recognized               113          218

      Interest income not accrued       $      645          383

 In addition to the non-accrual loans, the Company had mortgage loans with restructured terms totaling approximately $14,257,000 and $7,263,000 at December 31, 1993 and 1992, respectively. For the years ended December 31, 1993 and 1992, the approximate reduction in interest income associated with restructured loans was as follows:

                                                        Years Ended
                                                        December 31,
                                                      1993         1992
                                                      (In thousands)

      Interest income under original terms     $    1,564          816
      Interest income recognized                    1,378          606

      Reduction in interest income             $      186          210

 The contractual maturities of principal payments on mortgage loans at December 31, 1993, are as follows:

                                               Principal
                                                Payments
                                                  Due
                                            (In thousands)

      Due in one year or less                 $   10,290
      Due after one year through five years       58,950
      Due after five years                       126,900

      Total                                   $  196,140

 The Company owns real estate that was acquired through foreclosure and through direct investment totaling approximately $22,672,000 and $20,401,000 at December 31, 1993 and 1992, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized operating income on these properties of approximately $607,000 and $298,000 for the years ended December 31, 1993 and 1992, respectively. The Company does not anticipate significant changes in these operating results in the near future.

 The Company monitors the conditions and market values of these properties on a regular basis. Realized losses recognized due to declines in values of properties totaled $1,208,000 and $450,000 for the years ended December 31, 1993 and 1992, respectively. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed. However, the amounts expended for this maintenance has not had a significant impact on the Company's liquidity and capital resources, and such maintenance is not foreseen to have a significant impact in the near future.

 RESULTS OF OPERATIONS

 The following table reflects financial statement income and expense items as a percentage of total Company revenues. Significant changes and fluctuations between years are described in detail following the table.

                                                 Relationship to Total
                                                        Revenues
                                                 Years Ended December 31,
                                               1993        1992       1991

      Life and annuity premiums                 4.9 %       5.3 %      7.2 %
      Universal life and investment
      annuity contract revenues                17.9        14.1       15.0
      Net investment income                    47.7        45.9       59.5
      Brokerage revenues                       28.1        30.7       14.8
      Other income                              0.5         0.1        0.3
      Realized gains on investments             0.9         3.9        3.2

      Total revenues                          100.0       100.0      100.0

      Policyholder benefits                    (9.2)       (8.5)     (10.8)
      Amortization of deferred
      policy acquisition costs                 (8.8)       (6.3)      (5.7)
      Universal life and investment
      annuity contract interest               (34.7)      (33.8)     (48.2)
      Other insurance operating expenses       (7.7)       (6.9)     (11.1)
      Brokerage expenses                      (19.1)      (20.6)     (11.6)
      Provision for Federal income taxes       (7.0)       (8.1)      (3.8)
      Cumulative effect of change in
      accounting for income taxes               1.5         -          -
      Loss from discontinued operations         -           -         (0.1)

      Net earnings                             15.0 %      15.8 %      8.7 %

 Life and Annuity Premiums: This revenue category represents the premiums on traditional type products. However, sales in most of the Company's markets have moved toward the non-traditional types such as universal life and investment annuities. This move in market direction accounts for the decrease in revenues in this category over the three-year period.

 Universal Life and Investment Annuity Contract Revenues: These revenues are from the Company's non-traditional products which are universal life and investment annuities. Revenues from these types of products consist of policy charges for the cost of insurance, policy administration fees and surrender charges assessed during the period. These revenues have increased from $44.6 million in 1991 to $67.8 million in 1993 due to the Company's concentration of sales efforts on these products. However, increased surrender charge revenues resulting from increased policy surrenders account for the majority of the increase. Also, although these revenues continue to increase, the actual universal life and investment annuity deposits collected have decreased over the past three years. Deposits collected for the years ended December 31, 1993, 1992 and 1991 were $153.8 million, $243.2 million and $258.8 million, respectively.

 The decline in universal life and investment annuity deposits collected is primarily related to the Company's two-tier investment annuity products. Over the past several years, one of the Company's leading products was a two-tier rollover annuity. This annuity was designed to restore a policyholder's loss of funds, if any, upon transfer from another qualified plan vehicle to the Company's annuity contract. In developing the product, the Company anticipated that there would be a limited market for this type of annuity and that production would peak and then decrease. Production did peak in 1989 as assumed and has steadily decreased since that time. Due to this decline in sales and certain regulatory issues concerning two-tier products, the Company discontinued all sales of its two-tier annuities in the third quarter of 1992. (The regulatory issues are described in detail in a later section of this filing entitled "Current Regulatory Issues.") The Company also lowered credited interest rates on its universal life and annuity products primarily during 1992 and 1991. This was done in response to the overall decline in market rates over the same time period. As a result of the declining market rates, there has been increased competition which has also had an effect on the level of universal life and investment annuity deposits collected and on the level of policy surrenders.


The discontinued products have been replaced with single-tier annuities, and the Company anticipates somewhat lower deposit collections than in previous years during this transition period. However, the Company anticipates that this decline will be reversed as efforts have continued to develop new annuity and life products for sale and distribution through independent marketing organizations. In addition to new product developments, the Company has contracted with additional independent marketing organizations to further strengthen and diversify distribution channels. Also, many products are developed specifically for these organizations to meet the needs for a particular customer base.

 Net Investment Income: While investments attributable to the Company's insurance operations have been growing steadily over the past several years, the growth has slowed substantially in 1992 and 1993 primarily due to decreased universal life and annuity deposits and increased policy surrenders. During 1992, net investment income increased 4.4% which was consistent with the growth in investments.

However, net investment income declined from $184.1 million in 1992 to $180.3 million in 1993.  This is reflective of both the slower investment growth and the decline in the Company's investment portfolio yield due primarily to the overall drop in market interest rates. In 1993, both cash from operations and investment proceeds from increased principal prepayments and calls on debt securities have been reinvested at lower yields due to market conditions, thereby producing lower investment income. Additionally, in 1993 and 1992 investment income was impacted due to reductions in the yields of the Company's remaining holdings of residual interests in collateralized mortgage obligations (CMO residuals). Holdings of principal exchange rate linked securities (PERLS) were also reduced substantially throughout 1992 which decreased yields. Although the reductions in holdings of the CMO residuals and PERLS did decrease portfolio yields, the exposure to exchange rate and prepayment risks were significantly reduced.

 Brokerage Revenues: These revenues are from the Company's wholly-owned subsidiary, The Westcap Corporation. Revenues for 1993, 1992 and 1991 were $105.9 million, $123.1 million and $43.8 million, respectively. The significant increase in the level of brokerage revenues from 1991 is attributable to several factors. The steady decline in market interest rates has been very positive for brokerage firms. Also, The Westcap Corporation specializes in mortgage-backed securities, and many of their customers have experienced significant prepayments within their portfolios. This contributes to increased sales for the brokerage firm as the investors reinvest the proceeds. Other contributing factors have been the firm's ability to attract an experienced sales force and to increase the overall size of the force over the past several years. While The Westcap Corporation has increased its revenues, the brokerage industry is usually impacted significantly by prevailing economic and interest rate conditions. Therefore, operating results could be more cyclical in comparison to the insurance industry.

 Other Income: The Company received proceeds from lawsuit settlements totaling $1,050,000 in 1993 which has been reflected in other income. In 1984, certain employee participants in the Company's "Builders, Contractors, and Employees Retirement Trust and Pension Plan" (the Plan) and other plaintiffs filed a civil lawsuit against the Company and other defendants with respect to various Plan matters, all as previously disclosed in the Company's annual reports on Form 10-K. The Company settled the lawsuit in 1991 with payments to the Internal Revenue Service and participants in the Plan. Subsequent to this settlement, the Company filed suit against the law firm which assisted in the development of the Plan. The Company also filed suit, for recovery of damages incurred, against an insurance company providing liability coverage for trustees of the Plan. Both suits were settled, with the Company receiving the proceeds as described above.

 Also, as previously disclosed in the Company's annual reports on Form 10-K, the Company was a defendant in a lawsuit seeking recovery of certain values of life insurance policies pledged as collateral for debentures totaling $8,000,000. In early 1991, a court ruled that the collateral assignment was not enforceable. As a result, the Company recorded a loss of $8,000,000, in 1990 as the debentures were no longer deemed collateralized by the insurance policies and their market value was zero due to the insolvency of the issuer. The Company appealed the court ruling and also recorded a corresponding $8,000,000 liability for the potential payment of this claim. The Company has since been accruing an additional liability for interest on this $8,000,000 balance. This lawsuit was settled in September, 1993, resulting in an $11,500,000 payment by the Company. The Company's total accrued liability for this claim exceeded the payment by approximately $670,000 which has been reflected as other income.

 Realized Gains on Investments: The Company had realized gains of $3.2 million, $15.7 million and $9.4 million in 1993, 1992 and 1991, respectively. The decrease in 1993 from the previous years is attributable to the prevailing strategy within the Company's investment philosophy which is the intent to hold debt securities to maturity. The gains in the three years are net of write-downs on real estate and mortgage loans totaling $3,360,000, $3,325,000 and $3,200,000. The gains also are net of write-downs for permanent impairments on fixed maturities of $6,329,000, $5,000,000 and $5,969,000.

 The loss in 1991 for permanent impairments on fixed maturities consisted primarily of realized losses related to below investment grade debt securities in which the issuers were in poor financial condition or in bankruptcy. The Company has substantially reduced its holdings in these securities over the past several years to approximately $25 million which is only 1% of total invested assets at December 31, 1993. The write-downs for 1992 and 1993 relate primarily to holdings of PERLS and CMO residuals. The Company made substantial reductions in the holdings of these securities in 1992 and 1993, thereby reducing the exposure to potential future losses.

 Amortization of Deferred Policy Acquisition Costs:  Amortization

has increased from $16.9 million in 1991 to $33.2 million in 1993.

The increase in amortization correlates to the increase in insurance operating profits, as these deferred costs are amortized based on product profitability.

 Universal Life and Investment Annuity Contract Interest: Interest expense has declined steadily as amounts totaled $130.9 million, $135.8 million and $143.0 million for 1993, 1992 and 1991, respectively. This decline is due to the lowering of credited interest rates on most universal life and investment annuity products throughout these years. Also, as universal life and annuity deposits collected have decreased along with increased surrenders, the policy liabilities subject to interest crediting have remained relatively stable. As a result, additional interest costs related to increasing business have not been significant.

 Although lowering credited rates on products has been profitable for the Company, it has also resulted in increased surrenders of policies as previously described. However, the Company closely monitors its credited rates taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. Rates are established or adjusted after careful consideration and evaluation of these factors against established objectives.

 Other Insurance Operating Expenses: These expenses totaled $29.0 million, $27.9 million and $32.9 million for 1993, 1992 and 1991, respectively. The 1991 expenses were significantly higher due to a lawsuit settlement. In 1991 the Company settled a civil lawsuit which was originally filed against the Company in 1984. Under terms of the settlement, the Company paid approximately $6,218,000 to various parties plus approximately $57,000 in related expenses. (This lawsuit was described more fully under "Other Income" in this section.) Although 1992 and 1993 expenses are relatively comparable, there were several items of significance which are described as follows: (a) Commission expenses on insurance product sales were $2,500,000 lower in 1993 due to decreases in sales. (b) National Western Life Insurance Company is subject to state guaranty association assessments in all states in which it is licensed to do business. These associations generally guarantee certain levels of benefits payable to resident policyholders of insolvent insurance companies. Most states allow premium tax credits for all or a portion of such assessments, thereby allowing eventual recovery of these payments over a period of years.
 However, several states do not allow such credits. In 1993 the Company recorded a charge of $3,700,000 to other insurance operating expenses for anticipated assessments. Although additional charges to expenses may be required, the Company currently is unaware of any significant pending assessments requiring accrual.

 Brokerage Expenses: Expenses for 1993, 1992 and 1991 were $72.3 million, $82.6 million and $34.5 million, respectively. The majority of these expenses relate to commission compensation and vary directly with brokerage revenues. Accordingly, the expenses directly correspond to the level of brokerage revenues for the same periods. Also, as brokerage revenues increase, the ratio of brokerage expenses to such revenues decreases. This is because fixed costs are covered at a certain level of revenues, leaving only the variable cost of commissions.

 Federal Income Tax Expense: The Federal corporate tax rate was increased from 34% to 35% in 1993. The total increase in 1993 Federal income taxes resulting from the change in rates was $1,018,000. Also, the 1991 expenses are not reflective of the statutory rate due to non-recurring items. The 1991 Federal income tax expense includes approximately $544,000 in additional taxes relating to the $6.2 million lawsuit previously described. Approximately $1.6 million of the total settlement was not deductible for tax purposes, resulting in the additional taxes. Also, capital losses were incurred in 1990 which could not be fully deducted for deferred tax purposes. This resulted in a capital loss carryforward of approximately $5,544,000 at December 31, 1990, that was fully utilized in 1991, resulting in a reduction of taxes of approximately $1,885,000.

 Cumulative Effect of Change in Accounting for Income Taxes: In February, 1992, the FASB issued SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires a change from the deferred method of accounting for income taxes of Accounting Principles Board (APB) Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No.
 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS
 No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 The Company adopted SFAS No. 109 effective January 1, 1993. The cumulative effect of this change in accounting for income taxes of $5,520,000 was determined as of January 1, 1993, and is reported separately in the statement of earnings for the year ended December 31, 1993. Prior periods' financial statements have not been restated to apply the provisions of SFAS No. 109.

 SUBSEQUENT EVENTS

 The Westcap Corporation, the Company's brokerage subsidiary, incurred trading losses during March, 1994, through unsettled customer securities purchase transactions. The net effect of these trading losses, which are expected to be between approximately $4,400,000 and $5,200,000, will be reflected in the Company's consolidated financial statements ended March 31, 1994. As a result of these losses, the Company has purchased an additional $4,400,000 of preferred stock of The Westcap Corporation and has agreed to provide a $3,000,000 line of credit to Westcap. This infusion of capital was important in order for Westcap to maintain its normal capital position, which is well in excess of required financial operating ratios.

 On March 28, 1994, the Community College District No. 508, County of Cook and State of Illinois (The City Colleges) filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against National Western Life Insurance Company and subsidiaries of the The Westcap Corporation. The suit seeks recession of securities purchase transactions by The City Colleges from Westcap between September 9, 1993 and November 3, 1993, alleged compensatory damages, punitive damages, injunctive relief, declaratory relief, fees and costs. Neither Westcap nor the Company has been formally served with the complaint, no discovery has occurred, no judicial proceedings or hearings have occurred, and no answers or responses have been prepared or filed. Westcap and the Company are of the opinions that Westcap has adequate documentation to validate all of such securities purchase transactions by The City Colleges, and that Westcap and the Company each have adequate defenses to the litigation. Although the alleged damages would be material to the Company's financial position, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time.

 LIQUIDITY AND CAPITAL RESOURCES

 The liquidity requirements of the Company are met primarily by funds provided from the life insurance operations. Policy deposits and revenues, investment income, and investment maturities are the primary sources of funds, while investment purchases and policy benefits are the primary uses of funds. The Company's brokerage subsidiary uses revolving lines of credit to complement any funds generated from operations. These lines of credit are used primarily for clearing functions for all securities transactions with its customers. National Western also has a $60 million bank line of credit. The line of credit is primarily used for cash management purposes relating to investment transactions.


Most of the Company's assets, other than policy loans and deferred policy acquisition costs, are invested in bonds and other

securities, substantially all of which are readily marketable.

Although there is no present need or intent to dispose of such investments, the Company could liquidate portions of the

investments should the need arise. Additionally, the Company has use of the line of credit for short-term liquidity needs for periods not exceeding 30 days. The Company expects future cash flows to be adequate to meet the demands for funds.

 The Company had no long-term debt during 1993 or 1992. There are no present material commitments for capital expenditures in 1994, and the Company does not anticipate incurring any such commitments through the remainder of 1994.

 CHANGES IN ACCOUNTING PRINCIPLES

 In December 1990, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Post Retirement Benefits Other than Pensions." SFAS No. 106 establishes accounting standards for employers' accounting for, primarily, post retirement health care benefits. The statement is effective for fiscal years beginning after December 15, 1992. Since the Company currently pays no such benefits, implementation had no impact on the results of operations of the Company.

 SFAS No. 112, "Employers' Accounting for Postemployment Benefits" was issued by the FASB in November 1992. This statement establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. Postemployment benefits include all types of benefits provided to former or inactive employees, their beneficiaries and covered dependents. The statement is effective for fiscal years beginning after December 15, 1993. Implementation of this statement is not expected to have a significant impact on the results of operations of the Company.

 The FASB issued SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" in December 1992. The statement specifies the accounting by insurance enterprises for the reinsuring of insurance contracts. It establishes the conditions required for a contract with a reinsurer to be accounted for as reinsurance and prescribes accounting and reporting standards for those contracts. It also eliminates the practice by insurance enterprises of reporting assets and liabilities relating to reinsured contracts net of the effects of reinsurance. This statement was implemented in 1993 but it had no effect on the Company's results of operations. It also had only a minor effect on the balance sheet presentation of certain assets and liabilities.

 The FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," in May 1993. This statement addresses the accounting by creditors for impairment of certain loans. It is applicable to all creditors and to all loans, uncollateralized as well as collateralized, with certain exceptions. It also applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms. It requires that impaired loans that are within the scope of this statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.


SFAS No. 114 applies to financial statements for fiscal years beginning after December 15, 1994.  The Company plans to implement the statement in 1994.  The Company is currently providing for impairment of loans through an allowance for possible losses and the implementation of this statement is not expected to have a significant effect on the level of this allowance.  As a result,

there should be no significant net impact on the Company's results of operations or stockholders' equity.  However, impairments under the new statement will be reflected as insurance operating expenses as opposed to realized losses in the Company's statements of earnings.


In May 1993, the FASB also issued SFAS No. 115, "Accounting for

Certain Investments in Debt and Equity Securities."  This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities.  Those investments are to be classified in three categories and accounted for as follows:


(a)  Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.


(b)  Debt and equity securities that are bought and held

principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

 (c) Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity.

 The Company's current accounting policy is similar to the requirements of the new statement. Significant differences are that securities available for sale are currently being reported at the lower of aggregate cost or market value, whereas, SFAS No. 115 requires reporting of these securities on an individual fair value basis. Also, SFAS No. 115 provides stricter requirements and guidance on the classification of securities among the three reporting categories.


SFAS No. 115 is effective for fiscal years beginning after December

15, 1993 and the Company plans to implement the statement in the first quarter of 1994.  As the Company's prevailing investment philosophy for its insurance operations is the intent to hold investments in debt securities to maturity, implementation of the statement is not expected to have a significant impact on earnings of the Company.  However, the Company is anticipating that its securities available for sale portfolio will increase significantly upon implementation of the new statement which will impact reported stockholders' equity. Preliminary results of the implementation process indicate that approximately 60% of the debt securities portfolio will be reported as securities available for sale with the remainder to be classified as held to maturity. Trading securities will be composed entirely of securities from the Company's brokerage operations which are already being recorded at market value with market value changes reflected in earnings. The effect on stockholders' equity of the implementation is estimated to be an increase in the range of $20 million to $25 million as of January 1, 1994. The increase is net of the estimated effects of Federal income taxes and amortization of deferred policy acquisition costs.

 CURRENT REGULATORY ISSUES

 Actuarial Guideline GGG


At its June 1992 meeting the NAIC Life and Health Actuarial Task

Force released for industry comment an exposure draft of Actuarial

Guideline GGG.  The guideline would require, for statutory

accounting purposes, a single interest rate and mortality

assumption for any policy or contract which provides multiple benefit options or option streams within a single policy or

contract.  The Company and other insurers have made comments and objections to the proposed guideline.  As a result of these

comments, the NAIC Life and Health Actuarial Task Force has

appointed a joint regulatory advisory committee to study the issue and to report its findings and recommendations at a subsequent date.  The Company has a representative on this advisory committee and will participate in the committee discussions and development of the committee report.  Several versions of Actuarial Guideline

GGG have been drafted with the most recent one dated September

1993.


The Company's state of domicile, Colorado, has also taken a

position on the statutory reserving methodology for two-tier annuities. The Colorado Division of Insurance (the Division) issued a Notice in 1987 which defined the basis of reserving for two-tier annuities and utilized a single interest rate for all benefit streams. Based on the Colorado Notice and the uncertainty of the implementation of Actuarial Guideline GGG, the Company added $7,000,000 in 1992 and $6,000,000 in 1993 to its existing statutory annuity reserves. These additional reserves were agreed upon and approved by the Colorado Division of Insurance.

 During 1993, the Division conducted an Association Financial Examination of the Company for the six-year period ended December 31, 1992. Although the final examination report has not been issued, an agreement between the Division and the Company has been reached concerning the statutory reserving basis for two-tier annuities. The agreement includes a plan to meet a target reserve by December 31, 1996. The agreement states the acceptable difference between the target reserve and the statutory reserve held by the Company. This difference will meet the following schedule:

           December 31, 1993        $ 21,700,000
           December 31, 1994          13,600,000
           December 31, 1995           5,000,000
           December 31, 1996                 -

 The Company met the above scheduled difference for December 31, 1993 as a result of the additional $13,000,000 in statutory reserves recorded in 1992 and 1993 as previously described. In fact, at December 31, 1993, the difference was less then that required and it is anticipated that the Company will not require any additional statutory reserves in order to meet the above schedule of differences. This agreement does not affect the Company's policy reserves which are prepared under generally accepted accounting principles as reported in the accompanying financial statements. Also, the compliance with this agreement is not anticipated to have any significant effects on the general operations of the Company.

 The above mentioned agreement is separate from the proposed Actuarial Guideline GGG. The agreement does, however, state that if Actuarial Guideline GGG is adopted and it is more liberal than the agreement with the Division, then the Division will allow the Company to move to the more liberal basis.

 Risk Based Capital Requirements

 Regulations that affect the Company and the insurance industry are often the result of efforts by the National Association of

Insurance Commissioners (the NAIC).  The NAIC is an association of state insurance commissioners, regulators and support staff that acts as a coordinating body for the state insurance regulatory process.  Recently, increased scrutiny has been placed upon the insurance regulatory framework, and certain state legislatures have considered or enacted laws that alter, and in many cases increase,

state authority to regulate insurance companies.  In light of recent legislative developments, the NAIC and state insurance regulators have begun re-examining existing laws and regulations,

specifically focusing on insurance company investments and solvency issues, statutory policy reserves, reinsurance, risk-based capital guidelines, interpretations of existing  laws, the development of new laws, and the implementation of nonstatutory guidelines.


Of particular importance, in 1993 the NAIC established new

risk-based capital (RBC) requirements to help state regulators monitor the financial strength and stability of life insurers by identifying those companies that may be inadequately capitalized.

Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold.  The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments. The RBC formula takes into consideration four major areas of risk which are: (i) asset risk which primarily focuses on the quality of investments;
 (ii) insurance risk which encompasses mortality and morbidity risk;
 (iii) interest rate risk which involves asset/liability matching issues, and (iv) other business risks. The Company has calculated its RBC level based on the new requirement and has determined that its capital and surplus is significantly in excess of the threshold requirements.


         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The information required by this item is shown on Attachment "A".


         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITOR
               ON ACCOUNTING AND FINANCIAL DISCLOSURE

 There have been no disagreements with auditors on accounting and financial disclosures.



                              PART III

      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

 (a) Identification of Directors

 The following information as of January 31, 1994, is furnished with respect to each director. All terms expire in June of 1994.

                       Principal Occupation During
                                Last Five                       First
 Name of Director       Years and Directorships                Elected   Age

 Robert L. Moody    Chairman of the Board and Chief              1964     58
 (1) (3) (4) (5)    Executive Officer of the Company;
                    Investments, Galveston, Texas

 Ross R. Moody      President and Chief Operating Officer
 (1) (3) (5)        of the Company, 4/92-present;
                    Vice President - Office of the               1981     31
                    President of the Company, 4/91-4/92
                    Director of Administrative
                    Services, American National Insurance
                    Company, Galveston, Texas 1989-1991

 Arthur O. Dummer   Chief Executive Officer, The                1980     60
 (1) (2) (3)        Donner Company, Salt Lake City, Utah

 Harry L. Edwards   Retired; Former President and               1969     72
                    Chief Operating Officer of the
                    Company until 7/90, Austin, Texas

 E. Douglas McLeod  Director of Development, Moody              1979     52
 (4)                Foundation, Galveston, Texas

 Charles D. Milos,  Senior Vice President of the                1981     48
 Jr. (1) (3)        Company, Galveston, Texas

 Frances A. Moody   Investments, New York, New                  1990     24
 (4)                York, 1992 - present; Student,
                    Southern Methodist University,
                    Dallas, Texas, 1987-92

 Russell S. Moody   Investments, Austin, Texas                  1988     32
 (4) (5)

 Louis E. Pauls,    President, Louis Pauls &                    1971     58
 Jr. (2)            Company; Investments, Galveston, Texas

 E. J. Pederson     Executive Vice President,                   1992     46
 (2)                The University of Texas
                    Medical Branch, Galveston,
                    Texas

 (1) Member of Executive Committee; (2) Member of Audit Committee;
 (3) Member of Investment Committee; (4) Director of American
 National Insurance Company of Galveston, Texas; (5) Director of The Moody National Bank of Galveston, Texas.

 Family relationships among the directors are: Mr. Robert Moody and Mr. McLeod are brothers-in-law and Mr. Robert Moody is the father of Ms. Frances Moody, Mr. Ross Moody, and Mr. Russell Moody.

 (b) Identification of Executive Officers

 The following is a list of the Company's executive officers, their ages, and their positions and offices as of January 31, 1994.

  Name of Officer   Age      Position (Year elected to position)

 Robert L. Moody        58   Chairman of the Board and Chief Executive
                             Officer (1964-1968, 1971-1980, 1981),
                             Director

 Ross R. Moody          31   President and Chief Operating Officer
                             (1992), Director

 Robert L. Busby,III    56   Senior Vice President - Chief
                             Administrative Officer,
                             Chief Financial Officer and Treasurer
                             (1992)

 Charles P. Baley       55   Senior Vice President - Data Processing
                             (1990)

 Richard M. Edwards     41   Senior Vice President - International
                             Marketing ( 1990)

 Paul D. Facey          42   Senior Vice President - Chief Actuary
                             (1992)

 William K. Hawkins     53   Senior Vice President - Domestic Marketing
                             (1990)

 Charles D. Milos, Jr.  48   Senior Vice President - Investment Analyst
                             (1990), Director

 Patricia L. Scheuer    42   Senior Vice President - Chief Investment
                             Officer (1992)

 Larry D. White         48   Senior Vice President - Policyowner
                             Services (1990)

 Carol Jackson          58   Vice President - Human Resources (1990)

 Vincent L. Kasch       32   Vice President - Controller and Assistant
                             Treasurer (1992)

 James A. Kincl         64   Vice President - Salary Savings (1986)

 Doris Kruse            48   Vice President - Policy Benefits (1990)

 John G. Lepore         52   Vice President - Marketing (1993)

 James R. Naiser        51   Vice President - Systems Development
                             (1984)

 James V. Robinson      66   Vice President - Secretary (1977)

 Al R. Steger           51   Vice President - Risk Selection (1992)

 B. Ben Taylor          51   Vice President - Actuarial Services (1990)

 (c) Identification of Certain Significant Employees

 None.

 (d) Family Relationships

 There are no family relationships among the officers listed except that Mr. Robert Moody is the father of Mr. Ross Moody. There are no arrangements or understandings pursuant to which any officer was elected. All officers hold office for one year and until their successors are elected and qualified, unless otherwise specified by the Board of Directors.


(e) Business Experience

 All of the executive officers listed above have served in various executive capacities with the Company for more than five years, with the exception of the following:

 Mr. Ross Moody was a corporate financial analyst with Drexel
 Burnham Lambert from 1986 to 1987 and was a graduate student at the Harvard Business School from 1987 to 1989. He also served as
 Director of Administrative Services for American National Insurance Company from 1989 to 1991.

 Mr. Facey was Superintendent, Marketing, for Northern Life Assurance Company of Canada from 1973-1985. From 1985-1987, he was Assistant Vice President, Marketing and Actuarial Services for Gerling Global Life Insurance Company in Toronto, Canada, and from 1987 until March, 1992 was Director of Actuarial Services for

Variable Annuity Life Insurance Company of Houston, Texas.


Ms. Scheuer was a Management Consultant for Deloitte, Haskins &

Sells from 1983-1984. From 1984-1988, she was Senior Financial

Analyst with the Texas Public Utility Commission. From 1988 until

August, 1992, she was the Fixed Income Portfolio Manager for the

Texas Permanent School Fund.


Mr. Kasch was Staff Accountant with Arthur Young & Company from

1984-1985. From 1985 until January, 1991 he was Senior Accountant and Audit Manager for KPMG Peat Marwick.


Mr. Lepore was a school teacher from 1965-1969.  From 1969-1970, he was a sales representative with CIBA Pharmaceuticals.  From

1970-1984, he held various management positions with Fidelity Union

Life, American Bankers Life, American Teachers Life, Consolidated

American Life, and Wisconsin National Life.


Mr. Steger was Assistant Vice President-Chief Underwriter of Tower

Life, San Antonio, Texas from 1971 until December, 1991.


(f) Involvement in Certain Legal Proceedings


There are no events pending, or during the last five years, under any bankruptcy act, criminal proceedings, judgments, or injunctions material to the evaluation of the ability and integrity of any director or executive officer except as described below:


In January 1994, a United States District Court Judge vacated and withdrew the judgment which had been entered in Case No. H-86-4269,

W. Steve Smith, Trustee vs. Shearn Moody Jr., et al, United States

District Court for the Southern District of Texas. The Judge also dismissed the case with prejudice. The judgment had been entered against Robert L. Moody, Sr. and The Moody National Bank of Galveston, of which he was Chairman of the Board. Robert L. Moody, Sr. is also Chairman of the Board of National Western Life Insurance Company. The case arose out of complex bankruptcy and related proceedings involving Robert L. Moody, Sr.'s brother, Shearn Moody, Jr. Subsequently, a global settlement of Shearn Moody, Jr.'s bankruptcy and related legal proceedings was reached and executed. As part of the global settlement, the Bankruptcy Trustee recommended, and other interested parties agreed not to oppose or object to, the Judge's vacating and withdrawing the judgment and dismissing the case with prejudice.


                   ITEM 11. EXECUTIVE COMPENSATION

 (b) Summary Compensation Table

                                                            Long Term
                                                          Compensation                 All
                                    Annual Compensation    Restricted       All Other
        Name and                      Salary    Bonus     Stock Awards    Compensation
   Principal Position        Year     (B)        (C)          (D)             (E)

 (1)Robert L. Moody          1993   $836,476  $145,693     $139,103     $  18,185
    Chairman of the          1992    825,017       -            -          16,500
    Board and Chief          1991    729,692       -            -          14,594
    Executive Officer

 (2)Ross R. Moody            1993    275,697    75,417       30,005        15,651
    President and            1992    198,129    25,000          -          11,558
    Chief Operating          1991     86,691(A)    -            -           4,342

 (3)Charles D. Milos, Jr.    1993    119,643    53,523        9,095         7,245
    Senior Vice President-   1992    113,979    25,000          -           6,569
    Investment Analyst       1991    102,557      -             -           5,973

 (4)Robert L. Busby, III     1993    136,882    12,727       12,155         9,346
    Senior Vice President-   1992    123,458       -            -           7,407
    Chief Administrative     1991    105,090       -            -           6,305
    Officer, Chief Financial
    Officer and Treasurer

 (5)Patricia L. Scheuer      1993     74,937   46,314         2,125         3,845
    Senior Vice President-   1992     25,800   15,000           -             604
    Chief Investment Officer 1991        -        -             -             -

 (A)    Served as Vice President - Office of the President in 1991.
 (B) Salary includes base salary and directors' fees from National Western Life Insurance Company and its subsidiaries.
 (C)    Bonus includes the following:

 (1) Stock Bonus Plan - During 1993 the Company implemented a one-time stock bonus plan for all officers of the Company. Class A common stock restricted shares totaling 13,496 were granted to officers based on their individual performance and contribution to the Company. The shares are subject to vesting requirements as reflected in the following schedule:

           January 1, 1993          25%
           December 31, 1993        25%
           December 31, 1994        25%
           December 31, 1995        25%

 To obtain shares in accordance with the above vesting schedule, an officer must be actively employed by the Company on such dates and in the same or higher office as that held on December 31, 1992. However, upon the occurrence of certain events such as death or retirement, the officer shall become fully vested. Of the 13,496 total shares granted, 6,830 shares have been issued and are reflected as bonuses in 1993.

 (2)   Westcap Bonus - Ross R. Moody, Charles D. Milos, Jr. and
 Patricia L. Scheuer are directors of the Company's brokerage subsidiary, Westcap. The directors received bonuses for such services in 1992 and 1993.


(D)   Restricted stock awards include common stock shares that were granted as part of the stock bonus plan described above but had not vested as of December 31, 1993. Restricted stock holdings at December 31, 1993, for all officers totaled 6,666 shares with a market value of $296,637. Restricted stock holdings for the named executive officers were as follows at December 31, 1993:

                              Shares      Value

    Robert L. Moody             3,273  $  145,649
    Ross R. Moody                 706      31,417
    Charles D. Milos, Jr.         214       9,523
    Robert L. Busby, III          286      12,727
    Patricia L. Scheuer            50       2,225

 Fifty percent of the reserved restricted shares will vest on December 31, 1994. The remaining fifty percent will vest on December 31, 1995. Restricted shares will not be eligible for dividends until issued.

 (E) Includes employer contributions made to the Company's 401(k) Plan and Non-Qualified Deferred Compensation Plan on behalf of the employee.

 (c) Option/SAR Grants Table

 None.


(d) Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR

Value Table



None.


(e) Long-Term Incentive Plan Awards Table


None.


(f) Defined Benefit or Actuarial Plan Disclosure


The Company currently has two employee defined benefit plans for the benefit of its employees and officers. A brief description and formulas by which benefits are determined for each of the plans are detailed as follows:


Qualified Defined Benefit Plan - This plan covers all full-time employees and officers of the Company and provides benefits based on the participants' years of service and compensation. The Company makes annual contributions to the plan that comply with the minimum funding provisions of the Employee Retirement Income Security Act.


Annual pension benefits for those employees who became eligible participants prior to January 1, 1991, are calculated as the sum of the following:

 (1) 50% of the participant's final 5-year average annual compensation at December 31, 1990, less 50% of their primary social security benefit determined at December 31, 1990; this net amount is then prorated for less than 15 years of benefit service at normal retirement date. This result is multiplied by a fraction which is the participant's years of benefit service at December 31, 1990, divided by the participant's years of benefit service at normal retirement date.

 (2) 1.5% of the participant's compensation earned during each year of benefit service after December 31, 1990.

 Annual pension benefits for those employees who become eligible participants on or subsequent to January 1, 1991, are calculated as 1.5% of their compensation earned during each year of benefit service.

 Non-Qualified Defined Benefit Plan - This plan covers those officers in the position of senior vice president or above and other employees who have been designated by the President of the Company as being in the class of persons who are eligible to participate in the plan. This plan also provides benefits based on the participants' years of service and compensation. However, no minimum funding standards are required.

 The benefit to be paid pursuant to this Plan to a Participant who retires at his normal retirement date shall be equal to (a) less
 (b) less (c) where:

 (a) is the benefit which would have been payable at the

participant's normal retirement date under the terms of the

Qualified Defined Benefit Plan as of December 31, 1990, as if that

Plan had continued without change, and,


(b) is the benefit which actually becomes payable under the terms of the Qualified Defined Benefit Plan at the participant's normal retirement date, and,


(c) is the actuarially equivalent life annuity which may be

provided by an accumulation of 2% of the participant's compensation for each year of service on or after January 1, 1991, accumulated at an assumed interest rate of 8.5% to his normal retirement date.


In no event will the benefit be greater than the benefit which would have been payable at normal retirement date under the terms of the Qualified Defined Benefit Plan as of December 31, 1990, as if that plan had continued without change.

 The estimated annual benefits payable to the named executive officers upon retirement, at normal retirement age, for the Company's defined benefit plans are as follows:

                                        Estimated Annual Benefits
                                  Qualified    Non-Qualifed
            Name and               Defined        Defined
       Principal Position        Benefit Plan   Benefit Plan      Totals

 (1) Robert L. Moody
     Chairman of the Board and
     Chief Executive Officer     $  125,335        282,746       408,081

 (2) Ross R. Moody
     President and Chief            100,222           -          100,222
     Operating Officer

 (3) Charles D. Milos, Jr.
     Senior Vice President -         41,334           -           41,334
     Investment Analyst

 (4) Robert L. Busby, III
     Senior Vice President -
     Chief Administrative
     Officer, Chief Financial
     Officer and Treasurer           45,199        11,016        56,215
     Treasurer

 (5) Patricia L. Scheuer
     Senior Vice President-
     Chief Investment Officer        25,293          -           25,293

 (g) Compensation of Directors

 All directors of the Company receive $12,000 a year and $350 for each board meeting attended. They are also reimbursed for actual travel expenses incurred in performing services as directors. An additional $350 is paid for each committee meeting attended. However, a director attending multiple meetings on the same day receives only one meeting fee. The amounts paid pursuant to these arrangements are included in the summary compensation table under
 Item 11(b). The directors and their dependents are also insured under the Company's group insurance program.

 Directors of the Company's brokerage subsidiary, Westcap, receive $500 for each board meeting attended. In addition, the directors may receive an annual bonus.


(h) Employment Contract and Termination of Employment and

Change-in-Control Arrangements


None.


(i) Report on Repricing of Options/SARS


None.


(j) Compensation Committee Interlocks and Insider Participation


The Executive Committee of the Company's Board of Directors

determines executive compensation. Members of the Company's

Executive Committee are as follows:


          Robert L. Moody, Chairman

          Ross R. Moody

          Arthur O. Dummer

          Charles D. Milos, Jr.

 Mr. Robert Moody, Mr. Ross Moody and Mr. Milos also serve as officers and employees of the Company. No compensation committee interlocks exist with other unaffiliated companies.

 (k) Board Compensation Committee Report on Executive Compensation

 The Company's Executive Committee performs the functions of an executive compensation committee. The Committee is responsible for developing and administering the policies that determine executive compensation.

 Executive compensation is comprised primarily of a base salary. The salary is adjusted annually based on a performance review of the individual as well as the performance of the Company as a whole.
 The review encompasses the following factors:


          - contributions to the Company's short and long-term strategic goals, including financial goals such as Company revenues and earnings

           - achievement of specific goals within the individual's realm of responsibility

           - development of management and employees within the Company

           - performance of leadership within the industry

 The policies discussed above are reviewed periodically by the Executive Committee to ensure the support of the Company's overall business strategy and to attract and retain key executives.

 (l) Performance Graph

 The performance graph required by this section has been filed separately under the Securites and Exchange Commission filing Form SE dated March 25, 1994.


               ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT

 (a) Security Ownership of Certain Beneficial Owners

 Set forth below is certain financial information concerning persons who are known by the Company to own beneficially more than 5% of any class of the Company's common stock on December 31, 1993:

                                        Amount and Nature
      Title        Name and Address             of          Percent
       of                 of                Beneficial         of
      Class        Beneficial Owners        Record and       Class
                                           Beneficially

 Class A Common  Robert L. Moody          1,162,534         35.39
                 2302 Postoffice
                 Street
                 Suite 702
                 Galveston, Texas

 Class A Common  Westport Asset              291,600          8.88
                 Management, Inc.
                 253 Riverside Avenue
                 Westport,
                 Connecticut

 Class A Common  Tweedy Browne              193,410          5.89
                 Company
                 52 Vanderbilt Avenue
                 New York, New York

 Class B Common  Robert L. Moody            198,074         99.04
                 (same as above)

 (b) Security Ownership of Management

 The following table sets forth as of December 31, 1993, information concerning the beneficial ownership for each class of the Company's common stock by all directors and all directors and officers of the Company as a group:

                                           Amount and Nature
                              Title                of            Percent
                               of         Beneficial Ownership     of
    Directors                 Class            Record and         Class
                                              Beneficially

 Robert L. Moody         Class A Common        1,162,534         35.39
                         Class B Common          198,074         99.04

 Ross R. Moody           Class A Common            2,656          0.08
                         Class B Common              482          0.24

 Arthur O. Dummer        Class A Common               10           -
                         Class B Common              -             -

 Harry L. Edwards        Class A Common               20           -
                         Class B Common              -             -

 E. Douglas McLeod       Class A Common               10           -
                         Class B Common              -             -

 Charles D. Milos, Jr.   Class A Common              314          0.01
                         Class B Common              -             -

 Frances A. Moody        Class A Common            1,850          0.06
                         Class B Common              482          0.24

 Russell S. Moody        Class A Common            1,850          0.06
                         Class B Common              482          0.24

 Louis E. Pauls, Jr.     Class A Common               10           -
                         Class B Common              -             -

 E. J. Pederson          Class A Common              100           -
                         Class B Common              -             -

 All Directors and
 Executive Officers      Class A Common        1,172,196         35.69
 as a Group              Class B Common          199,520         99.76

 (c) Changes in Control

 None.

       ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Seal Fleet, Inc.

 The Company holds a corporate note for $500,000 which was originally issued by Oceanographic and Seismic Services, Inc.
 (Oceanographic). Oceanographic was later merged into Seal Fleet, Inc. The original note was renewed in 1976 and is a 20-year debenture due in 1996, with interest of 8% annually.


The Company also holds a corporate note for $2,867,200 issued in

1990 by Seal (GP), Inc. which is a subsidiary of Seal Fleet, Inc.

The note is due in 2000 with interest of 12% payable monthly and is secured by first preferred ship mortgages. The note was modified during 1992 reducing the interest rate from 12% to 10%. However,

the additional 2% interest will be payable upon maturity of the note.


Seal Fleet, Inc., has two classes of stock outstanding, Class A and

B. The Class B shares elect a majority of the Board of Directors of

Seal Fleet, Inc. All of the Class B shares and 212,655 (9%) of the

Class A shares of Seal Fleet, Inc., are owned by the Three R Trust,

Galveston, Texas. This Trust was created by Robert L. Moody as

Settlor for the benefit of his children. Three of his children, Mr.

Ross R. Moody, Mr. Russell S. Moody, and Ms. Frances A. Moody are

beneficiaries of the Three R Trust and are also directors of the

Company. The Trustee of the Trust is Irwin M. Herz, Jr., of

Galveston, Texas. Mr. Herz personally owns 10,932 (.5%) shares of the Class A stock of Seal Fleet, Inc. Mr. Herz is a lawyer

representing the Company, Mr. Moody, and several of Mr. Moody's affiliated interests. Through its Trustee, Mr. Herz, the Three R

Trust is considered to be the controlling stockholder of Seal

Fleet, Inc. Louis Pauls, Jr., and Russell S. Moody, directors of the Company, are also directors of Seal Fleet, Inc.


Seal Fleet, Inc., and its subsidiaries own, operate, or lease supply and equipment boats for off-shore oil and gas well drilling rigs. The consolidated audited financial statements of Seal Fleet,

Inc., and its subsidiaries for the fiscal year ending December 31,

1993, reflected total assets of $11,895,000, net income of $895,000, and negative stockholders' equity of $3,983,000.

 Gal-Tex Hotel Corporation

 The Company also holds a mortgage loan for $3,539,686 issued in 1988 to Gal-Tex Hotel Corporation which is owned 50% by the Libbie Shearn Moody Trust and 50% by The Moody Foundation. The mortgage loan will mature in May of 1998 and pays interest of 10.5%. The loan is secured by property consisting of a hotel located in Kingsport, Tennessee. The Company is the beneficial owner of a life interest (1/8 share), previously owned by Mr. Robert L. Moody, in the trust estate of Libbie Shearn Moody. The trustee of this estate is The Moody National Bank of Galveston. The Moody Foundation is a private charitable foundation governed by a Board of Trustees of three members. Mr. Robert L. Moody and Mr. Ross R. Moody are members of the Board of Trustees.


          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                       AND REPORTS ON FORM 8-K

 (a) 1 and 2. Financial Statements and Financial Statement Schedules

 See Attachment "A".

 All other schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

 (a) 3. Exhibits

 None.

 (b) Reports on Form 8-K

 None.

 The parent-only financial statements of the Company are omitted, because the Company is primarily an operating company and all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which together exceed 5% of the total assets as shown by the most recent year-end consolidated balance sheet.

                            ATTACHMENT A

                    Index to Financial Statements


 Independent Auditors' Report

 Consolidated Balance Sheets, December 31, 1993 and 1992

 Consolidated Statements of Earnings for the years ended
 December 31, 1993, 1992 and 1991

 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1993, 1992 and 1991

 Consolidated Statements of Cash Flows for the years ended
 December 31, 1993, 1992 and 1991

 Notes to Consolidated Financial Statements

 Schedule I, Summary of Investments Other Than Investments in
 Related Parties, December 31, 1993

 Schedule VIII, Valuation and Qualifying Accounts for the years ended December 31, 1993, 1992 and 1991

 Schedule IX, Short-term Borrowings for the years ended
 December 31, 1993, 1992 and 1991


                    INDEPENDENT AUDITORS' REPORT


 The Board of Directors and Stockholders

National Western Life Insurance Company

Austin, Texas


We have audited the consolidated financial statements of National

Western Life Insurance Company and subsidiaries as listed in the accompanying index. In connection with our audits of the

consolidated financial statements, we also have audited the

financial statement schedules as listed in the accompanying index.

These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Western Life Insurance Company and

subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

 As discussed in Note 7, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." As discussed in Note 6, the Company changed its method of accounting for reinsurance contracts in 1993 to adopt the provisions of the Financial Accounting Standards Board's SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."




                                         KPMG Peat Marwick

 Austin, Texas
 March 4, 1994



      NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                     December 31, 1993 and 1992
                           (In thousands)

                    ASSETS                             1993        1992

 Cash and investments:
     Fixed maturities, at amortized cost
     (market: $1,908,714 and $1,748,788)            $1,787,360   1,706,394
     Securities available for sale, at aggregate
     market (aggregate cost: $39,823 and $103,070)      39,355     102,951
     Mortgage loans, net of allowance for
     possible losses ($6,849 and $6,000)               188,920     177,236
     Policy loans                                      153,822     158,216
     Other long-term investments                        43,921      31,706
     Securities purchased under agreements to resell   186,896      25,165
     Trading securities, at market                     116,918      93,627
     Cash and short-term investments                    32,823      31,203

 Total cash and investments                          2,550,015   2,326,498

 Brokerage trade receivables, net of allowance
 for possible losses ($123 and $125)                    55,163      29,346
 Accrued investment income                              28,901      30,669
 Deferred policy acquisition costs                     287,711     299,186
 Other assets                                           19,261      12,798

                                                    $2,941,051   2,698,497

 See accompanying notes to consolidated financial statements.


      NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                     December 31, 1993 and 1992
               (In thousands except per share amounts)


            LIABILITIES AND STOCKHOLDERS' EQUITY          1993         1992

 LIABILITIES:

 Future policy benefits:
     Traditional life and annuity products            $  177,157     177,402
     Universal life and investment annuity contracts   2,115,352   2,105,978
 Other policyholder liabilities                           24,211      17,742
 Short-term borrowings                                    82,852      48,582
 Securities sold not yet purchased, at market             78,835       6,034
 Securities sold under agreements to repurchase          127,971      39,078
 Brokerage trade payables                                 39,422      25,547
 Federal income tax payable:
     Current                                               4,823       4,360
     Deferred                                              3,078      14,484
 Other liabilities                                        44,632      73,199

 Total liabilities                                     2,698,333   2,512,406

 COMMITMENTS AND CONTINGENCIES (Notes 6, 9, 12 and 19)

 STOCKHOLDERS' EQUITY:

 Common stock:
     Class A - $1 par value; 7,500,000 shares
     authorized; 3,284,672 and 3,277,842 shares
     issued and outstanding in 1993 and 1992               3,285       3,278
     Class B - $1 par value; 200,000 shares
     authorized, issued
     and outstanding in 1993 and 1992                        200         200
 Additional paid-in capital                               24,356      24,065
 Net unrealized gains (losses) on investment securities     (257)        138
 Retained earnings                                       215,134     158,410

 Total stockholders' equity                              242,718     186,091

                                                      $2,941,051   2,698,497

 See accompanying notes to consolidated financial statements.



      NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS
                  December 31, 1993, 1992 and 1991
               (In thousands except per share amounts)

                                               1993        1992       1991

 Premiums and other revenue:
     Life and annuity premiums            $   18,624      21,365     21,525
     Universal life and investment
     annuity contract revenues                67,778      56,543     44,627
     Net investment income                   180,252     184,149    176,443
     Brokerage revenues                      105,923     123,094     43,837
     Other income                              1,847         616        848
     Realized gains on investments             3,206      15,710      9,360

 Total premiums and other revenue            377,630     401,477    296,640

 Benefits and expenses:
     Life and other policy benefits           36,257      37,957     35,157
     Decrease in liabilities
     for future policy benefits               (1,611)     (3,723)    (3,249)
     Amortization of deferred
     policy acquisition costs                 33,159      25,085     16,852
     Universal life and investment
     annuity contract interest               130,875     135,792    143,018
     Other insurance operating expenses       28,959      27,870     32,897
     Brokerage operating expenses             72,310      82,561     34,549

 Total benefits and expenses                 299,949     305,542    259,224


 Earnings before Federal income tax,
 cumulative effect of change in
 accounting principle
 and discontinued operations                 77,681      95,935     37,416

 Provision (benefit) for Federal
 income tax:
     Current                                 32,152      36,253     11,900
     Deferred                                (5,675)     (3,729)      (730)

 Total Federal income tax expense            26,477      32,524     11,170


 Earnings before cumulative effect
 of change in accounting principle
 and discontinued operations                 51,204      63,411     26,246

                                                   (Continued on next page)

 See accompanying notes to consolidated financial statements.


      NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF EARNINGS, CONTINUED
        For the Years Ended December 31, 1993, 1992 and 1991

               (In thousands except per share amounts)

                                               1993       1992        1991

 Cumulative effect of change in
 accounting for income taxes             $     5,520        -            -

 Estimated loss on disposal of
 discontinued operations (net of
 applicable Federal
 income tax benefit of $225)                     -          -          (488)

 Net earnings                            $    56,724     63,411      25,758


 Earnings per share of common stock:
     Earnings before cumulative effect
     of change in accounting principle
     and discontinued operations         $     14.71      18.23        7.55
     Cumulative effect of change in
     accounting for income taxes                1.58         -           -
     Loss from discontinued operations            -          -        (0.14)

 Net earnings                            $     16.29      18.23        7.41

 See accompanying notes to consolidated financial statements.


      NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        For the Years Ended December 31, 1993, 1992 and 1991
                           (In thousands)

                                              1993       1992        1991

 Common stock shares outstanding:
     Shares outstanding at
     beginning of year                        3,478      3,478       3,478
     Shares issued for stock bonus plan           7        -           -

 Shares outstanding at end of year            3,485      3,478       3,478


 Common stock:
     Balance at beginning of year       $     3,478      3,478       3,478
     Shares issued for stock bonus plan           7        -           -

 Balance at end of year                       3,485      3,478       3,478

 Additional paid-in capital:
     Balance at beginning of year            24,065     24,065      24,065
     Shares issued for stock bonus plan         291        -           -

 Balance at end of year                      24,356     24,065      24,065

 Net unrealized gains (losses) on
 investment securities:
     Balance at beginning of year               138        (99)       (626)
     Change in unrealized gains (losses) on
     investment securities during the year     (395)       237         527

 Balance at end of year                        (257)       138         (99)

 Retained earnings:
     Balance at beginning of year           158,410     94,999      69,241
     Net earnings                            56,724     63,411      25,758

 Balance at end of year                     215,134    158,410      94,999

 Total stockholders' equity              $  242,718    186,091     122,443

 See accompanying notes to consolidated financial statements.


      NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Years Ended December 31, 1993, 1992 and 1991
                           (In thousands)


                                                1993       1992        1991

 Cash flows from operating activities:
   Net earnings                              $   56,724     63,411      25,758
   Adjustments to reconcile net earnings
   to net cash provided by
   operating activities:
     Universal life and investment
     annuity contract interest                  130,875    135,792     143,018
     Surrender charges                          (36,563)   (28,092)    (20,455)
     Realized gains on investments               (3,206)   (15,710)     (9,360)
     Accrual and amortization of
     investments income                              30       (678)     (1,579)
     Depreciation and amortization                  891        765       1,272
     Decrease (increase) in insurance
     receivables and other assets                  (424)    (4,518)      3,718
     Increase in brokerage trade receivables    (25,817)    (7,637)       (332)
     Decrease (increase) in accrued
     investment income                            1,768        381        (298)
     Decrease (increase) in deferred policy
     acquisition costs                           11,475    (10,010)    (23,813)
     Decrease in liability for future
     policy benefits                             (1,611)    (3,723)     (3,249)
     Increase in other policyholder
     liabilities                                  3,149      1,761       1,042
     Increase (decrease) in Federal income
     tax payable                                (10,732)        48      (1,270)
     Increase (decrease) in other liabilities   (16,008)    18,257       8,168
     Increase (decrease) in brokerage
     trade payables                              13,875      7,508      (1,644)
     Net decrease (increase) in repurchase
     agreements less related liabilities            (37)     3,013      (3,543)
     Decrease (increase) in trading securities   (22,881)    18,387     (29,313)
     Other                                           (77)    (1,366)       (912)

 Net cash provided by operating activities       101,431    177,589      87,208

 Cash flows from investing activities:
     Proceeds from sales of investments
     in debt securities                           77,869  1,600,779   1,399,929
     Proceeds from maturities and redemptions
     of investments in debt securities           485,818    102,396      54,088
     Proceeds from sale of other investments       8,835     11,859      55,888
     Purchase of investments                    (594,991) (1,842,647) (1,656,477)
     Principal payments on mortgage loans         16,971     13,046       5,363
     Cost of mortgage loans acquired             (33,393)   (37,477)    (53,844)
     Net decrease (increase) in policy loans       4,394     (1,463)     (8,972)
     Decrease in assets of discontinued
     operations                                      -        7,500      12,455
     Decrease in liabilities of discontinued
     operations                                      -       (6,923)    (10,593)
     Other                                          (471)    (1,037)       (605)

 Net cash used in investing activities           (34,968)  (153,967)   (202,768)

                                                (Continued on next page)

See accompanying notes to consolidated financial statements.


      NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
        For the Years Ended December 31, 1993, 1992 and 1991
                           (In thousands)


                                                 1993        1992       1991

 Cash flows from financing activities:
   Net increase (decrease) in short-term
   borrowings                                $  34,270     (64,147)    46,783
   Deposits to account balances for
   universal life and investment
   annuity contracts                           122,545     214,777    234,667
   Return of account balances on universal
   life and investment annuity contracts      (221,658)   (173,385)  (166,235)

 Net cash provided (used) by financing
 activities                                    (64,843)    (22,755)   115,215

 Net increase (decrease) in cash and
 short-term investments                          1,620         867       (345)
 Cash and short-term investments
 at beginning of year                           31,203      30,336     30,681

 Cash and short-term investments at
 at end of year                             $   32,823      31,203     30,336


 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:


 Cash paid during the year for:
     Interest                               $    4,468       4,227      4,712
     Income taxes                               32,992      33,141     11,996

 Non-cash investing activities:
     Foreclosed mortgage loans              $    6,678       2,976      5,771
     Mortgage loans originated to
     facilitate the sale of real estate          2,684       3,106      4,859

 See accompanying notes to consolidated financial statements.


      NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (A) Principles of Consolidation - The accompanying consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly-owned subsidiaries (the Company), The Westcap Corporation, Commercial Adjusters, Inc., and National Western Asset Management, Inc. National Western Asset Management, Inc. was sold in July, 1992. The Westcap Mortgage Company, a wholly-owned subsidiary of The Westcap Corporation, has been reflected as discontinued operations in the accompanying financial statements. All significant intercorporate transactions and

accounts have been eliminated in consolidation.


(B) Basis of Presentation - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles.  National Western Life Insurance Company also files financial statements with insurance regulatory

authorities which are prepared on the basis of statutory accounting practices which are significantly different from financial

statements prepared in accordance with generally accepted

accounting principles.  These differences are described in detail in the statutory information section of this note.


(C) Investments - Investments in debt securities the Company purchases with the intent to hold to maturity are classified as fixed maturities. The Company has the ability to hold the securities, as it would be unlikely that forced sales of securities would be required prior to maturity to cover payments of liabilities. As a result, fixed maturities are carried at amortized cost less declines in value that are other than temporary. However, certain situations may change the Company's intent to hold a particular security to maturity, the most notable of which is a deterioration in the issuer's creditworthiness. Accordingly, a security may be sold to avoid a further decline in realizable value when there has been a significant change in the credit risk of the issuer.

 Investments in debt and equity securities purchased by the Company that are held for current resale are classified as trading securities. These securities are typically held for short periods of time, as the intent is to sell them producing a trading profit. As a result, trading securities are recorded at market value. Any trading profits or losses and unrealized gains or losses resulting from changes in the market value of the securities are reflected as a component of income in the accompanying financial statements.

 Investments in debt and equity securities that are not classified as either fixed maturities or trading securities are reported as securities available for sale. These securities may be sold if market or other measurement factors change unexpectedly after the securities were acquired. For example, opportunities arise when factors change that allow the Company to improve the performance and credit quality of the investment portfolio by replacing an existing security with an alternative security while still

maintaining an appropriate matching of expected maturities of assets and liabilities. Examples of such improvements are as follows: improving the yield earned on invested assets, improving the credit quality and performance or duration of the portfolio,

and selling securities in advance of anticipated calls or other prepayments. Securities available for sale are reported in the accompanying financial statements at the lower of aggregate cost or market value. Any valuation changes resulting from changes in the market value of the securities are reflected as a component of stockholders' equity.


Investments in specific debt or equity securities having a

permanent loss in value have been written down to their estimated realizable value, and losses thereon have been included in realized investment gains and losses. Such losses are determined using the specific identification method.


Mortgage loans and other long-term investments are stated at cost,

less unamortized discounts and allowances for possible losses.

Policy loans are stated at their aggregate unpaid balances. Real estate acquired by foreclosure is stated at the lower of cost or fair value less estimated costs to sell.


Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as financing

transactions, collateralized by negotiable securities, and carried at the amounts at which the securities will be subsequently resold or repurchased as specified in the respective agreements.


(D) Cash Equivalents - For purposes of the statements of cash flows, the Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.


(E)  Brokerage Trade Receivables and Payables - Brokerage trade receivables and payables consist of receivables from and payables to customers and brokers and dealers which represent the contract value of securities  which have not been delivered or received as of settlement date.  The receivables from customers and brokers and dealers  are collateralized by securities held by or due to

subsidiaries of The Westcap Corporation.


(F) Insurance Revenues and Expenses - Premiums on traditional life insurance products are recognized as revenues as they become due or, for short duration contracts, over the contract periods. Benefits and expenses are matched with premiums in arriving at profits by providing for policy benefits over the lives of the policies and by amortizing acquisition costs over the premium-paying periods of the policies. For universal life and investment annuity contracts, revenues consist of policy charges for the cost of insurance, policy administration, and surrender charges assessed during the period. Expenses for these policies include interest credited to policy account balances and benefit claims incurred in excess of policy account balances. The related deferred policy acquisition costs are amortized in relation to the present value of expected gross profits on the policies.

 (G) Brokerage Revenues and Expenses - Securities transactions and related revenues and expenses except trading profits are recorded in the accounts on a settlement date basis. Trading profits are recorded on a trade date basis. Other revenues and expenses related to securities transactions executed but not yet settled as of year-end were not material to the financial position and results of operations of the Company.

 Securities transactions executed but not yet settled as of September 30, 1993 and 1992 (the brokerage subsidiary's year-end), would result in an increase in receivables from customers and brokers and dealers of approximately $634,042,000 and $371,521,000, if settled. There would also be a corresponding increase of approximately $677,905,000 and $363,737,000 in payables to customers and brokers and dealers and an increase of $50,106,000 and a decrease of $3,561,000 in trading securities at September 30, 1993 and 1992, respectively.

 (H) Depreciation of Property and Equipment - Depreciation is based on the estimated useful lives of the assets and is calculated on the straight-line and accelerated methods.


(I) Earnings Per Share - Earnings per share of common stock are based on the weighted average number of such shares outstanding during each year. The weighted average shares outstanding were 3,481,233 for the year ended December 31, 1993, and 3,477,842 for the years ended December 31, 1992 and 1991.

 (J) Classification - Certain reclassifications have been made to the prior years to conform to the reporting categories used in 1993.

 (K) Statutory Information - The following are major differences between generally accepted accounting principles and statutory accounting principles prescribed by insurance regulatory authorities.

 1. The Company accounts for universal life and investment annuity contracts based on the provisions of Statement of Financial Accounting Standards (SFAS) No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." The basic effect of the statement with respect to certain long-duration contracts is that deposits for universal life and investment annuity contracts are not reflected as revenues, and surrenders and certain other benefit payments are not reflected as expenses.

 2. Commissions and certain expenses related to policy issuance and underwriting, all of which generally vary with and are related to the production of new business, have been deferred. For traditional products, these costs are being amortized over the premium-paying period of the related policies in proportion to the ratio of the premium earned to the total premium revenue anticipated, using the same assumptions as to interest, mortality, and withdrawals as were used in calculating the liability for future policy benefits. For universal life and investment annuity contracts, these costs are amortized in relation to the present value of expected gross profits on these policies.

 A summary of information relative to deferred policy acquisition costs and premiums follows:

                                                    Years Ended December 31,
                                                      1993        1992       1991
                                                             (In thousands)

 Costs deferred:
     Agents' commissions                          $   19,038      31,838     36,843
     Other                                             2,646       3,257      3,822

                                                  $   21,684      35,095     40,665

 Amounts amortized                                $   33,159      25,085     16,852


 First-year and single premium revenues           $    3,065       3,304      3,066

 Renewal premium revenues                         $   15,559      18,061     18,459

 Universal life and investment annuity deposits   $  153,760     243,228    258,839

 3. The liability for future policy benefits on traditional products has been calculated by the net level method using assumptions as to future mortality (based on the 1965-1970 and 1975-1980 Select and Ultimate mortality tables), interest ranging from 4% to 8%, and withdrawals based on Company experience. For universal life and investment annuity contracts, the liability for future policy benefits represents the account balance.

 4. Deferred Federal income taxes are provided for income and deductions which are recognized in the financial statements in a different period than for Federal income tax purposes.

 5. Investments in subsidiaries are recorded at admitted asset value for statutory purposes, whereas the financial statements of the subsidiaries have been consolidated with those of the Company under generally accepted accounting principles.


6. The asset valuation reserve and interest maintenance reserve,

which are investment valuation reserves required by insurance regulatory authorities, have been eliminated, as they are not required under generally accepted accounting principles.


7. The recorded value of the life interest in the Libbie Shearn

Moody Trust (the Trust) is reported at its initial valuation, net of accumulated amortization. The initial valuation was based on the assumption that the Trust would provide certain income to the

Company at an assumed interest rate and is being amortized over 53 years, the life expectancy of Mr. Robert L. Moody at the date he contributed the life interest to the Company. For statutory purposes, the life interest is reflected at an amount computed as the present value of the estimated future income to be received, limited to the amount of existing insurance in force on the life of Mr. Robert L. Moody. The statutory amount is not being amortized.

 8. Reconciliations of statutory basis stockholders' equity and net income, as included in the annual statements filed with the Colorado Division of Insurance, to the respective amounts as reported in the accompanying consolidated financial statements are as follows:

                                                   Stockholders' Equity as of
                                                          December 31,
                                                     1993       1992        1991
                                                          (In thousands)

 Amounts per annual statements                   $  182,876    129,391      83,194
 Adjustments:
   Difference in valuation of investment
   in the Libbie Shearn Moody Trust                 (17,911)   (20,360)    (20,088)
   Deferral of policy acquisition costs             287,711    299,186     289,176
   Adjustment of future policy benefits            (205,357)  (217,145)   (219,822)
   Deferred Federal income tax benefit               (3,078)   (14,484)    (17,989)
   Adjust securities available for sale
   to market value                                   (1,080)      (146)        328
   Reversal of statutory investment
   valuation reserves                                13,225     18,244       9,815
   Reversal of interest maintenance
   reserve                                            2,222     10,586         -
   Reinstatement of non-admitted assets               3,134      3,014       3,004
   Valuation allowances on investments              (15,566)   (17,594)     (4,981)
   Adjustment for consolidation                      (3,664)    (3,978)        -
   Other, net                                           206       (623)       (194)

 Amounts per consolidated financial statements   $  242,718    186,091     122,443

                                                      Net Earnings for the
                                                     Years Ended December 31,

                                                    1993       1992        1991
                                                         (In thousands)

 Amounts per annual statements                  $   46,013     48,063      20,952
 Subsidiary earnings before deferred
 Federal income tax                                 20,879     26,039       5,353
 Consolidated statutory net income                  66,892     74,102      26,305
 Adjustments:
   Deferral of policy acquisition costs            (11,475)    10,010      23,813
   Adjustment of future policy benefits             11,816      2,678     (25,172)
   Amortization of investment in Trust                (275)      (272)       (271)
   Deferred Federal income tax benefit               5,675      3,729         730
   Valuation allowances and permanent
   impairment write-downs on investments             5,238     (6,724)     14,045
   Lawsuit settlements recorded as surplus
   adjustments for statutory accounting              1,620        -        (4,207)
   Reversal of statutory accounting gain
   on subsidiary stock conversion                       -       (6,399)     (9,886)
   Subsidiary stock dividends                       (20,442)   (24,206)        -
   Increase (decrease) in interest
   maintenance reserve                               (8,364)    10,586         -
   Cumulative effect of change in
   accounting for income taxes                        5,520        -           -
   Other, net                                           519        (93)        401

 Amounts per consolidated finacial statements    $   56,724     63,411      25,758


 (2) SIGNIFICANT SUBSIDIARY

 The Westcap Corporation and subsidiaries (Westcap), a wholly-owned brokerage firm, have been consolidated in the accompanying financial statements. Westcap's fiscal year-end is September 30. The Westcap Mortgage Company, a wholly-owned subsidiary of The Westcap Corporation, has been reflected as discontinued operations in the accompanying financial statements for 1991.

 Westcap Securities, Inc. (Westcap Securities), a wholly-owned subsidiary of The Westcap Corporation, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of its aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1.  Retained earnings may be restricted as to payment of dividends if this ratio exceeds 10 to

1.  At September 30, 1993 and 1992, Westcap Securities had net

capital of $3,011,000 and $2,652,000, which was in excess of its required net capital of $100,000 and $344,000, respectively.

Westcap Securities' ratio of aggregate indebtedness to net capital was 0.1 to 1 and 1.9 to 1 at September 30, 1993 and 1992.


Westcap Government Securities, Inc. (Westcap Government

Securities), also a wholly-owned subsidiary of The Westcap

Corporation, is subject to the capital rules of the Government

Securities Act of 1986.  This act requires the maintenance of minimum liquid capital and the ratio of liquid capital to measured market and credit risk, all as defined, to be 120% or higher.

Distributions of equity in the form of dividends or purchases of common stock may be restricted if this ratio is less than 150%.  At

September 30, 1993 and 1992, Westcap Government Securities had

liquid capital of $17,684,000 and $15,940,000, which was in excess of required liquid capital of $5,638,000 and $3,629,000, respectively. Westcap Government Securities' ratio of liquid capital to market and credit risk was 376% and 527% at September
 30, 1993 and 1992.

 A summary of the most recent audited consolidated financial information for Westcap is as follows:

                                                       September 30,
                                               1993        1992       1991
                                                      (In thousands)


 Assets:
   Cash                                    $    8,514       7,188      1,311
   Receivables from customers and brokers      55,163      29,346     21,709
   Trading securities                         116,918      93,627    121,624
   Securities purchased under
   agreements to resell                       186,896      25,165     74,715
   Other assets                                 4,810       8,676     11,825

                                           $  372,301     164,002    231,184



 Liabilities and Stockholder's Equity:
   Short-term borrowings                   $   82,852      48,582     87,694
   Payables to customers and brokers           39,422      25,547     18,039
   Securities sold not yet purchased           78,835       6,034     73,423
   Securities sold under agreements
   to repurchase                              127,971      39,078     18,226
   Other liabilities                           22,840      27,380     21,823
   Stockholder's equity                        20,381      17,381     11,979

                                           $  372,301     164,002    231,184

 Revenues                                  $  105,923     123,094     43,837

 Net income                                $   21,832      26,728      5,244


 (3) DEPOSITS WITH REGULATORY AUTHORITIES

 The following assets were on deposit with state and other regulatory authorities as required by law at the end of each year:

                                                 December 31,
                                               1993        1992
                                                (In thousands)


   Fixed maturities, at amortized cost      $   63,719      65,881
   Certificates of deposit                         210         210

 (4) INVESTMENTS

 The major components of net investment income are as follows:

                                       Years Ended December 31,
                                     1993        1992       1991
                                            (In thousands)

 Investment income:
     Debt securities             $  144,218     147,445    145,842
     Mortgage loans                  18,450      17,992     13,114
     Policy loans                    11,962      12,387     12,108
     Other investment income          8,412       9,405      7,746

 Total investment income            183,042     187,229    178,810
 Investment expenses                  2,790       3,080      2,367

 Net investment income           $  180,252     184,149    176,443

 Investments of the following amounts were non-income producing for the preceding twelve months:

                                       December 31,
                                     1993        1992
                                      (In thousands)

 Fixed maturities                $    2,185         -
 Mortgage loans                         985         110
 Other long-term investments          6,248       3,051

 As of December 31, 1993 and 1992, investments in debt securities and mortgage loans with principal balances totaling $7,342,000 and $8,904,000 were on non-accrual status. During 1993, 1992 and 1991, reductions in interest income associated with non-performing investments in debt securities and mortgage loans were as follows:

                                       Years Ended December 31,
                                     1993        1992       1991
                                            (In thousands)

 Interest at contract rate       $    1,029         975      3,171
 Interest income recognized             123         240        416

 Interest income not accrued     $      906         735      2,755

 At December 31, 1993 and 1992, approximately 51% and 53% of the Company's mortgage loans were on properties located in the West South Central region which includes Texas, Louisiana, Oklahoma and Arkansas. Also, approximately 67% and 65% of the Company's mortgage loans were on retail type properties at December 31, 1993 and 1992. With regard to the origination of mortgage loans, it is the Company's policy for mortgage loans not to exceed 75% of the appraised values of the underlying collateral.

 The Company held in its investment portfolio below investment grade debt securities, net of loss provisions, of approximately $24,261,000 and $16,259,000 at December 31, 1993 and 1992,
 respectively. This represents approximately 1.0% and 0.7% of total invested assets. These below investment grade debt securities often have common characteristics in that they are usually unsecured and are often subordinated to other creditors of the borrower or issuer. Additionally, the issuers of the below investment grade debt securities usually have high levels of indebtedness and are more sensitive to adverse economic conditions.

 At December 31, 1993 and 1992, the Company held approximately $14 million and $26 million of residual interests in collateralized mortgage obligations (CMOs) in its investment portfolio. Investments in residual interests of CMOs are securities that entitle the Company to the excess cash flows arising from the difference between the cash flows required to make principal and interest payments on the related CMOs and the actual cash flows received on the underlying U.S. agency collateral included in the CMO portfolios. Total cash flows to be received by the Company from the residual interests could differ from the projected cash flows resulting in changes in yield or losses if prepayments vary from projections on the collateral underlying the CMOs. The Company also has investments in principal exchange rate linked securities at December 31, 1993 and 1992, totaling approximately $11 million and $12 million. These securities bear interest at fixed rates payable on a semiannual basis. The amount of principal to be received by the Company at maturity is dependent on the exchange rates of various foreign currencies relative to the U.S. dollar at the maturity date. The securities are not subject to prepayments or redemptions prior to maturity.


At December 31, 1993 and 1992, the Company had approximately

$22,672,000 and $20,401,000 of real estate, net of estimated selling costs, which is reflected in other long-term investments in the accompanying financial statements.

 There were no investments in any entity in excess of 10% of stockholders' equity at December 31, 1993.

 The table below presents realized gains and losses and the increase or decrease in unrealized gains on investments:

                                 Net Realized    Increase        Total
                                  Investment    (Decrease)     Investment
                                    Gains     in Unrealized       Gains
                                   (Losses)  Investment Gains   (Losses)
                                             (In thousands)

 Year Ended December 31, 1993:
     Fixed maturities            $    5,354        78,960        84,314
     Other                           (2,148)         (395)       (2,543)

 Totals                          $    3,206        78,565        81,771

 Year Ended December 31, 1992:
     Fixed maturities            $   18,862       (24,581)       (5,719)
     Other                           (3,152)          237        (2,915)

 Totals                          $   15,710       (24,344)       (8,634)

 Year Ended December 31, 1991:
     Fixed maturities            $   12,108        90,258       102,366
     Other                           (2,748)          527        (2,221)

 Totals                          $    9,360        90,785       100,145

 The table below presents amortized cost and estimated market values of investments in debt securities classified as fixed maturities and securities available for sale at December 31, 1993 and 1992:

                                                December 31, 1993
                                                Gross       Gross    Estimated
                                   Amortized  Unrealized  Unrealized   Market
                                    Cost        Gains       Losses      Value
                                                  (In thousands)

 U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies       $  48,123      4,710       1,506       51,327

 Mortgage-backed securities
 issued by U.S. government
 corporations                      815,525     69,670         436      884,759

 Obligations of states and
 political subdivisions              8,421      1,134          -         9,555

 Foreign government securities      23,912        870         693       24,089

 Public utilities                  293,855     16,175       1,061      308,969

 Corporate securities              466,246     27,813       2,349      491,710

 Private issue
 mortgage-backed securities        142,428      5,404         552      147,280

 Totals                        $ 1,798,510    125,776       6,597    1,917,689

                                              December 31, 1992
                                              Gross       Gross     Estimated
                                Amortized  Unrealized   Unrealized   Market
                                  Cost        Gains       Loss       Value
                                               (In thousands)

 U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies      $  31,964     1,492         -        33,456

 Mortgage-backed securities
 issued by U.S. government
 corporations                     780,177    32,366       1,112     811,431

 Obligations of states and
 political subdivisions            77,317     3,167          92      80,392

 Foreign government securities     19,386       592         847      19,131

 Public utilities                 473,295     6,261       1,984     477,572

 Corporate securities             238,704     8,258       4,980     241,982

 Private issue
 mortgage-backed securities       159,267     5,841       6,388     158,720

 Totals                       $ 1,780,110    57,977      15,403   1,822,684

 The amortized cost and estimated market values of investments in debt securities at December 31, 1993, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Estimated
                                        Amortized    Market
                                          Cost       Value
                                           (In thousands)

 Due in one year or less               $      -           -

 Due after one year through five years     61,313      62,662

 Due after five years through ten years   226,182     237,815

 Due after ten years                      553,062     585,173
                                          840,557     885,650

 Mortgage-backed securities               957,953   1,032,039

 Totals                                $1,798,510   1,917,689

 Proceeds from sales of investments in debt securities during 1993, 1992 and 1991 were $77,869,000, $1,600,779,000 and $1,399,929,000, respectively. Gross gains of $12,966,000, $38,272,000 and $32,807,000, and gross losses of $1,283,000, $14,410,000 and
 $14,730,000, were realized on those sales, respectively.

 The Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," in May, 1993. This statement addresses the accounting by creditors for impairment of certain loans. It is applicable to all creditors and to all loans, uncollateralized as well as collateralized, with certain exceptions. It also applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms. It requires that impaired loans that are within the scope of this statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

 SFAS No. 114 applies to financial statements for fiscal years beginning after December 15, 1994. The Company plans to implement the statement in 1994. The Company is currently providing for impairment of loans through an allowance for possible losses, and the implementation of this statement is not expected to have a significant effect on the level of this allowance. As a result, there should be no significant net impact on the Company's results of operations or stockholders' equity. However, impairments under the new statement will be reflected as insurance operating expenses as opposed to realized losses in the Company's statements of earnings.

 In May, 1993, the FASB also issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows:

 (a) Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

 (b) Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.


(c) Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity.

 The Company's current accounting policy is similar to the requirements of the new statement. Significant differences are that securities available for sale are currently being reported at the lower of aggregate cost or market value, whereas SFAS No. 115 requires reporting of these securities on an individual fair value basis. Also, SFAS No. 115 provides stricter requirements and guidance on the classification of securities among the three reporting categories.

 SFAS No. 115 is effective for fiscal years beginning after December 15, 1993, and the Company plans to implement the statement in the first quarter of 1994. As the Company's prevailing investment philosophy for its insurance operations is the intent to hold investments in debt securities to maturity, implementation of the statement is not expected to have a significant impact on earnings

of the Company.   However, the Company is anticipating that its

securities available for sale portfolio will increase significantly upon implementation of the new statement which will impact reported stockholders' equity.  Preliminary results of the implementation process indicate that approximately 60% of the debt securities portfolio will be reported as securities available for sale with the remainder to be classified as held to maturity.  Trading securities will be composed entirely of securities from the

Company's brokerage operations which are already being recorded at market value with market value changes reflected in earnings.  The effect on stockholders' equity of the implementation is estimated to be an increase in the range of $20 million to $25 million as of January 1, 1994. The increase is net of the estimated effects of Federal income taxes and amortization of deferred policy acquisition costs.


 (5) PARTICIPATING POLICIES

 The Company has issued participating policies which entitle the policyholders to participate in cash and, in certain instances, in stock dividends paid to stockholders. The participating preferences of these special policy plans are as follows:

 (A) Certain participating policies require payment of dividends to policyholders of not less than a specified percentage of dividends paid to stockholders. Holders of such policies at December 31, 1993 and 1992, are entitled to dividends equal to an aggregate maximum of less than 1% of dividends paid to holders of the Company's common stock.


(B) Certain participating policies are entitled to receive

policyholder dividends at least equivalent to stockholders'

dividends paid on a designated number of shares of common stock of the Company. Holders of such policies at December 31, 1993 and

1992, are entitled to receive dividends equivalent to less than 1%

of dividends paid to holders of the Company's common stock.


All other policyholders' dividends are apportioned for payment by the Company's Board of Directors at the beginning of certain periods of time on participating policies having anniversary dates during such designated periods. These policyholders' dividends are at various rates based upon factors such as the policy plan, loading factor of the plan, and issue date of policies. The provision for the policyholders' dividend liability is included in the future policy benefit liabilities. Retained earnings are allocable to participating policies only when dividends thereon are specifically declared by the Company's Board of Directors except as noted above. At December 31, 1993 and 1992, no retained earnings were so allocated.

 Participating business constitutes approximately 1% of the Company's life insurance in force, 9% and 10% of the life insurance policies in force, and 1% of the premium revenues and universal life deposits for the years ended December 31, 1993 and 1992, respectively.


 (6) REINSURANCE


The Company is party to several reinsurance agreements. The

Company's general policy is to reinsure that portion of any risk in excess of $150,000 on the life of any one individual. Life

insurance in force in the amounts of $861,000,000 and $878,000,000 is ceded on a yearly renewable term basis, $134,000 is ceded on a modified coinsurance basis, and $38,000,000 and $47,000,000 is ceded on a coinsurance basis at December 31, 1993 and 1992, respectively. In accordance with the reinsurance contracts, reinsurance receivables including amounts related to claims incurred but not reported and liabilities for future policy benefits totaled $9,187,000 at December 31, 1993. A credit in the amount of $16,300,000 was taken against the liability for future policy benefits at December 31, 1992. Premium revenues were reduced by $7,450,000, $4,800,000 and $4,600,000 for reinsurance premiums incurred during the years ended December 31, 1993, 1992 and 1991, respectively. Benefits were reduced by $6,943,000, $3,865,000 and $2,141,000 for reinsurance recoverables during the years ended December 31, 1993, 1992 and 1991, respectively. A contingent liability exists with respect to such reinsurance which could become a liability of the Company in the event such reinsurance companies are unable to meet their obligations under existing reinsurance agreements.


The FASB issued SFAS No. 113, "Accounting and Reporting for
 Reinsurance of Short-Duration and Long-Duration Contracts," in December, 1992. The statement specifies the accounting by insurance enterprises for the reinsuring of insurance contracts. It establishes the conditions required for a contract with a reinsurer to be accounted for as reinsurance and prescribes accounting and reporting standards for those contracts. It also eliminates the practice by insurance enterprises of reporting assets and liabilities relating to reinsured contracts net of the effects of reinsurance. This statement was implemented in 1993, but it had no effect on the Company's results of operations. It also had only a minor effect on the balance sheet presentation of reinsurance receivables and credits against future policy benefits as described above. The balance sheet at December 31, 1992, has not been restated.


 (7) FEDERAL INCOME TAXES

 In February, 1992, the FASB issued SFAS No. 109, "Accounting for
 Income Taxes."  SFAS No. 109 requires a change from the deferred method of accounting for income taxes of Accounting Principles

Board (APB) Opinion 11 to the asset and liability method of

accounting for income taxes.  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS
 No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Pursuant to the deferred method under APB Opinion 11, which was applied in 1992 and 1991, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

 Effective January 1, 1993, the Company adopted SFAS No. 109. The cumulative effect of this change in accounting for income taxes of $5,520,000 was determined as of January 1, 1993 and is reported separately in the consolidated statement of earnings for the year ended December 31, 1993. Prior periods' financial statements have not been restated to apply the provisions of SFAS No. 109.

 Total Federal income tax expense (benefit) was allocated as follows:
[CAPTION]

                                            Years Ended December 31,
                                           1993       1992        1991
                                                (In thousands)

 Earnings from continuing operations   $   26,477     32,524      11,170
 Loss from discontinued operations            -          -          (225)
 Stockholders' equity for net
 unrealized losses
 on investment securities                    (211)       -           -

 Total Federal income tax expense      $   26,266     32,524      10,945

 The provisions for Federal income taxes vary from amounts computed by applying the statutory income tax rate to earnings from continuing operations before Federal income taxes. The reasons for the differences, and the tax effects thereof, are as follows:

                                                Years Ended December 31,
                                              1993        1992       1991
                                                    (In thousands)

 Income tax expense at statutory rate    $   27,188      32,618     12,721
 Dividends received deduction                  (420)       (306)      (292)
 Amortization of life interest in
 the Libbie Shearn Moody Trust                   96          93         92
 Payment (recovery) of
 non-deductible excise tax                     (368)        -          544
 Capital loss carryforward for
 financial statement purposes                     -         -       (1,885)
 Adjustment to deferred tax
 assets and liabilities
 for enacted changes in tax rates                98         -          -
 Other                                         (117)        119        (10)

 Provision for Federal income taxes      $   26,477      32,524     11,170

 The significant components of the deferred income tax benefit attributable to earnings from continuing operations for the year ended December 31, 1993, are as follows:

 Deferred tax benefit, exclusive of adjustments
 for changes in tax rates                            $   (5,773)
 Adjustments to deferred tax assets and
 liabilities for enacted changes in tax rates                98

 Total deferred tax benefit                          $   (5,675)

 For the years ended December 31, 1992 and 1991, deferred Federal income tax benefits of $3,729 and $730, respectively, resulted from timing differences in the recognition of income and expense for income tax and financial reporting purposes. The source and tax effects of those timing differences are presented below:

                                               Years Ended December
                                                        31,
                                                 1992        1991
                                                  (In thousands)

 Policy acquisition costs expensed for
 tax purposes and deferred for financial
 accounting purposes                         $    1,622       6,390

 Excess of the increase in the liability
 for future policy benefits for tax
 purposes over the increase
 for financial statement purposes                (3,543)     (9,292)

 Investment income recognized for tax
 purposes and deferred for financial
 accounting purposes                                255         805

 Accretion of bond discount recognized
 for financial accounting purposes
 and deferred for tax purposes                     (454)     (2,258)

 Difference in tax accounting and financial
 accounting for asset valuation allowances       (2,499)      4,842

 Amounts expensed for financial accounting
 purposes not currently tax deductible              161         645

 Capital loss carryforward for
 financial statement purposes                       -        (1,885)

 Other                                              729          23

 Deferred tax benefit                        $   (3,729)       (730)


 There was no valuation allowance for deferred tax assets at January 1, 1993, or December 31, 1993. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

 The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993, are presented below:

                                                   (In thousands)

 Deferred tax assets:
     Future policy benefits,excess of financial
     accounting liability over tax liability        $    80,241
     Fixed maturities,principally due to permanent
     impairment write-downs for financial
     accounting purposes                                  3,929
     Mortgage loans, principally due to valuation
     allowances for financial accounting purposes         2,545
     Real estate, principally due to write-downs
     for financial accounting purposes                    2,389
     Accrued and unearned investment income
     recognized for tax purposes and deferred for
     financial accounting purposes                        2,791
     Accrued operating expenses recorded for
     financial accounting purposes not currently
     tax deductible                                       1,649
     Net unrealized losses on investment securities         164
     Other                                                  314
 Total gross deferred tax assets                         94,022
 Less valuation allowance                                   -

 Net deferred tax assets                                 94,022

 Deferred tax liabilities:
     Deferred policy acquisition costs, principally
     expensed for tax purposes                          (94,837)
     Real estate, principally due to differences
     in tax and financial accounting for depreciation    (2,183)
     Other                                                  (80)

 Total gross deferred tax liabilities                   (97,100)

 Net deferred tax liability                         $    (3,078)


 Prior to the Tax Reform Act of 1984 (1984 Act), a portion of a life insurance company's income was not subject to tax until it was distributed to stockholders, at which time it was taxed at the regular corporate tax rate. In accordance with the 1984 Act, this income, referred to as policyholders' surplus, would not increase, yet any amounts distributed would be taxable at the regular corporate rate. The balance of this account as of December 31, 1993 is approximately $2,446,000. No provision for income taxes has been made on this untaxed income, as management is of the opinion that no distribution to stockholders will be made from policyholders' surplus in the foreseeable future. Should the balance in the policyholders' surplus account at December 31, 1993, become taxable, the Federal income tax computed at present rates would be approximately $856,000.

 At December 31, 1990, the Company had a capital loss carryforward for financial statement purposes of approximately $5,544,000. The carryforward was fully utilized in 1991.


The Company files a consolidated Federal income tax return with its subsidiaries. Allocation is based on separate return calculations with current credit for net losses. Intercompany tax balances are settled quarterly.




(8) TRANSACTIONS WITH CONTROLLING STOCKHOLDER AND AFFILIATES


(A) Life Interest in Libbie Shearn Moody Trust - The Company is the

beneficial owner of a life interest (1/8 share), previously owned by Mr. Robert L. Moody, Chairman of the Board of Directors of the
 Company, in the trust estate of Libbie Shearn Moody.

 The recorded amount of the Company's life interest in the Trust is summarized below:

                                                         December 31,
                                                       1993        1992
                                                        (In thousands)

 Original valuation of life interest at
 February 26, 1960                                $   13,793      13,793
 Less accumulated amortization                        (8,028)     (7,753)

 Net asset value of life interest in the Trust    $    5,765       6,040

 In 1989, the Company was the beneficiary of life insurance on Mr. Moody's life in the amount of $12,775,000, all of which was issued by the Company and was reinsured through agreements with unaffiliated insurance companies. These policies were surrendered during 1990 and the Company issued new term insurance policies, which accumulate no cash value, in the amount of $27,000,000. The Company is the beneficiary of these new policies which are also reinsured through agreements with unaffiliated insurance companies. The previous policies were surrendered and new policies were issued in conjunction with a revaluation of the Trust for statutory accounting purposes.

 Income from the Trust and related expenses reflected in the accompanying consolidated statements of operations are summarized as follows:

                                                    Years Ended December 31,
                                                  1993        1992       1991
                                                        (In thousands)

 Income distributions                        $    2,596       2,485      2,325
 Deduct:
     Amortization                                  (275)       (272)      (271)
     Reinsurance premiums                          (162)       (134)      (102)

 Net income from life interest in the Trust  $    2,159       2,079      1,952


 The accompanying statements also reflect liabilities for future policy benefits related to these policies in the amounts of $126,000 and $96,000 at December 31, 1993 and 1992, respectively.

 (B) Common Stock - Mr. Robert L. Moody, Chairman of the Board of
 Directors, owns 198,074 of the total outstanding shares of the

Company's Class B common stock and 1,162,534 of the Class A common stock.


Holders of the Company's Class A common stock elect one-third of the Board of Directors of the Company, and holders of the Class B common stock elect the remainder. Any cash or in-kind dividends paid on each share of Class B common stock shall be only one-half of the cash or in-kind dividends paid on each share of Class A common stock. In addition, upon liquidation of the Company, the Class A stockholders shall first receive the par value of their shares; then the Class B stockholders shall receive the par value of their shares; and the remaining net assets of the Company shall be divided between the stockholders of both Class A and Class B common stock, based on the number of shares held.


 (9) PENSION PLANS

 The Company has a qualified noncontributory pension plan covering substantially all full-time employees. The plan provides benefits based on the participants' years of service and compensation. The Company makes annual contributions to the plan that comply with the minimum funding provisions of the Employee Retirement Income Security Act. A summary of plan information is as follows:

 Pension costs (credits) include the following components:

                                       Years Ended December 31,
                                     1993        1992       1991
                                            (In thousands)

 Service cost-benefits earned
 during the period               $      156         194        193
 Interest cost on projected
 benefit obligations                    481         453        429
 Actual return on plan assets          (321)       (272)      (967)
 Net amortization and deferral         (258)       (316)       443

 Net pension cost                $       58          59         98

 The following sets forth the plan's funded status and related amounts recognized in the Company's balance sheet as of:

                                                   December 31,
                                                 1993        1992
                                                  (In thousands)

 Actuarial present value of
 benefit obligations:
   Accumulated benefit obligations,
   including vested benefits of
   $5,753,000 and  $5,147,000, respectively $   (6,128)     (5,240)


 Projected benefit obligations for
 service rendered to date                   $   (6,594)     (5,831)
 Plan assets at fair market value
 primarily consisting of equity and
 fixed income securities                         5,938       5,980

 Plan assets in excess of or (less than)
 projected benefit obligations                   (656)        149
 Unrecognized net transitional asset
 at January 1, 1987 being recognized
 over employees' average remaining
 service of 15 years                             (429)       (484)
 Prior service cost not yet
 recognized in net
 periodic pension cost                           (296)       (326)
 Unrecognized net losses from
 past experience
 different from that assumed                    1,201         539
 Adjustment to recognize minimum liability       (10)         -

 Accrued pension cost                       $   (190)       (122)

 The discount rate used in determining the actuarial present value of the projected benefit obligations was 7.25% for 1993 and 8.5% for 1992. The projected increase in future compensation levels was based on a rate of 6.0% for 1993 and 1992. The projected long-term rate of return on plan assets was 8.5% for 1993 and 1992.

 The Company also has a non-qualified defined benefit plan primarily for senior officers. The plan provides benefits based on the participants' years of service and compensation. No minimum funding standards are required. However, at the option of the Company, contributions may be funded into the National Western Life Insurance Company Non-Qualified Plans Trust. There are currently no plan assets in the trust. A summary of plan information is as follows:

 Pension costs include the following components:

                                       Years Ended December 31,
                                       1993       1992      1991
                                            (In thousands)

 Service cost-benefits earned
 during the period              $       63          81         57
 Interest cost on projected
 benefit obligations                    98          87         84
 Net amortization and deferral          68          70         79

 Net pension cost               $      229         238        220

 The following sets forth the plan's funded status and related amounts recognized in the Company's balance sheet as of:

                                                    December 31,
                                                  1993        1992
                                                   (In thousands)

 Actuarial present value of benefit obligations:
   Accumulated benefit obligations, including
   vested benefits of  $799,000
   and $590,000, respectively                 $   (836)       (644)


 Projected benefit obligations for service
 rendered to date                               (2,182)     (1,155)
 Plan assets at fair market value                  -           -

 Projected benefit obligations in excess
 of plan assets                                 (2,182)     (1,155)
 Unrecognized net transitional obligation
 at January 1, 1991, being recognized over
 employees' average remaining service of
 12 years                                          756         834
 Unrecognized net (gains) losses
 from past experience
 different from that assumed                       754        (122)
 Adjustment to recognize minimum liability        (164)       (201)

 Accrued pension cost                       $     (836)       (644)

 The discount rate used in determining the actuarial present value of the projected benefit obligations was 7.25% for 1993 and 8.5% for 1992. The projected increase in future compensation levels was based on a rate of 6.0% for 1993 and 1992.

 In addition to the defined benefit plans, the Company has a qualified 401(k) plan for substantially all full-time employees and a non-qualified deferred compensation plan primarily for senior officers. The Company makes annual contributions to the 401(k) plan of two percent of each employee's compensation. Additional Company matching contributions of up to two percent of each employee's compensation are also made each year based on the employee's personal level of salary deferrals to the plan. All Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 1993 and 1992, Company contributions totaled $187,000 and $193,000.

 The non-qualified deferred compensation plan was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional Company contributions. Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 1993 and 1992, Company contributions totaled $45,000 and $40,000.

 In December, 1990, the FASB issued SFAS No. 106, "Employers' Accounting for Post Retirement Benefits Other than Pensions." SFAS No. 106 establishes accounting standards for employers' accounting for, primarily, post retirement health care benefits. The statement is effective for fiscal years beginning after December 15, 1992. Since the Company currently pays no such benefits, implementation had no impact on the results of operations of the Company.

 SFAS No. 112, "Employers' Accounting for Postemployment Benefits," was issued by the FASB in November, 1992. This statement establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. Postemployment benefits include all types of benefits provided to former or inactive employees, their beneficiaries and covered dependents. The statement is effective for fiscal years beginning after December 15, 1993. Implementation of this statement is not expected to have a significant impact on the results of operations of the Company.


 (10) SHORT-TERM BORROWINGS

 The Company has available a $60 million bank line of credit primarily for cash management purposes relating to investment transactions. The Company is required to maintain a collateral security deposit in trust with the bank equal to 120% of any outstanding liability. The Company had no outstanding liabilities or collateral security deposits with the bank at December 31, 1993 and 1992. The average interest rates on borrowings for the years ended December 31, 1993 and 1992, were 4.36% and 5.53%, respectively.

 Certain subsidiaries of the Company's brokerage subsidiary (Westcap) have arrangements with a financial institution whereby the institution performs clearing functions for all securities transactions with customers and brokers and dealers. These arrangements include revolving line of credit agreements which bear interest at variable rates based on Federal funds rates and are due on demand. Borrowings under these arrangements are guaranteed by Westcap and collateralized by trading securities and certain customers' and brokers' and dealers' unpaid securities, which at September 30, 1993 and 1992 (the subsidiary's fiscal year-end), had aggregate market values of approximately $119,082,000 and $84,408,000, respectively. The average interest rates on the borrowings for the years ended September 30, 1993 and 1992, were 4.24% and 5.20%, respectively.

 (11) SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
 AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

 At September 30, 1993 and 1992, securities purchased under agreements to resell by Westcap were collateralized by U.S. Government and agencies' securities with market values of approximately $189,659,000 and $26,781,000. These agreements had maturity dates ranging from one to thirty days and weighted average interest rates of 3.3% and 3.5%. During the years ended September 30, 1993 and 1992, the maximum month-end balance of outstanding agreements were $186,896,000 and $111,938,000, and the average amount of outstanding agreements were $75,634,000 and $47,252,000, respectively. Risks arise from the possible inability of counter-parties to meet the terms of their agreements and from movements in securities' values.

 At September 30, 1993 and 1992, securities sold under agreements to repurchase by Westcap were collateralized by U.S. Government and agencies' securities with market values of approximately $129,523,000 and $41,770,000. These agreements had maturity dates ranging from one to thirty days and weighted average interest rates of 3.5%. During the years ended September 30, 1993 and 1992, the maximum month-end balance of outstanding agreements were $127,971,000 and $97,883,000, and the average amount of outstanding agreements were $66,941,000 and $43,977,000, respectively.


 (12) COMMITMENTS AND CONTINGENCIES

 (A) Current Regulatory Issues - At its June, 1992, meeting the NAIC Life and Health Actuarial Task Force released for industry comment an exposure draft of Actuarial Guideline GGG. The guideline would require, for statutory accounting purposes, a single interest rate and mortality assumption for any policy or contract which provides multiple benefit options or option streams within a single policy or contract.  The Company and other insurers have made comments and objections to the proposed guideline.  As a result of these

comments, the NAIC Life and Health Actuarial Task Force has

appointed a joint regulatory advisory committee to study the issue and to report its findings and recommendations at a subsequent date.  The Company has a representative on this advisory committee and will participate in the committee discussions and development of the committee report.  Several versions of Actuarial Guideline

GGG have been drafted with the most recent one dated September,

1993.


The Company's state of domicile, Colorado, has also taken a

position on the statutory reserving methodology for two-tier annuities.  The Colorado Division of Insurance (the Division)

issued a Notice in 1987 which defined the basis of reserving for two-tier annuities and utilized a single interest rate for all benefit streams.  Based on the Colorado Notice and the uncertainty of the implementation of Actuarial Guideline GGG, the Company added

$7,000,000 in 1992 and $6,000,000 in 1993 to its existing statutory annuity reserves.  These additional reserves were agreed upon and approved by the Colorado Division of Insurance.


During 1993, the Division conducted an Association Financial

Examination of the Company for the six-year period ended December
 31, 1992. Although the final examination report has not been issued, an agreement between the Division and the Company has been reached concerning the statutory reserving basis for two-tier annuities. The agreement includes a plan to meet a target reserve by December 31, 1996. The agreement states the acceptable difference between the target reserve and the statutory reserve held by the Company. This difference will meet the following schedule:

           December 31, 1993        $ 21,700,000
           December 31, 1994          13,600,000
           December 31, 1995           5,000,000
           December 31, 1996                 -

 The Company met the above scheduled difference for December 31, 1993, as a result of the additional $13,000,000 in statutory reserves recorded in 1992 and 1993 as previously described. In fact, at December 31, 1993, the difference was less than that required, and it is anticipated that the Company will not require any additional statutory reserves in order to meet the above schedule of differences. This agreement does not affect the Company's policy reserves which are prepared under generally accepted accounting principles as reported in the accompanying financial statements. Also, the compliance with this agreement is not anticipated to have any significant effects on the general operations of the Company.

 The above-mentioned agreement is separate from the proposed
 Actuarial Guideline GGG. The agreement does, however, state that if Actuarial Guideline GGG is adopted and it is more liberal than the agreement with the Division, then the Division will allow the

Company to move to the more liberal basis.


(B) Legal Proceedings - The Company was a defendant in a lawsuit alleging various violations by the Company of the Employee Retirement Income Security Act of 1974. The alleged violations arose from the establishment of an employee benefit pension plan (the Plan) and the Company's sale of group annuity contracts to the Plan. The suit sought several claims including restoration of all Plan assets wrongfully paid and punitive damages in an unspecified amount. The Company settled the lawsuit in 1991. Under the terms of the settlement, the Company paid approximately $6,218,000 to various parties plus approximately $57,000 in related expenses. Subsequent to this settlement, the Company filed suit against the law firm which assisted in the development of the Plan. The Company also filed suit, for recovery of damages incurred, against an insurance company providing liability coverage for trustees of the Plan. Both suits were settled with the Company receiving proceeds totaling $1,050,000 which have been reflected in other income in the accompanying statement of earnings for the year ended December 31, 1993.

 The Company was also a defendant in a lawsuit seeking recovery of certain values of life insurance policies pledged as collateral for debentures totaling $8,000,000. In early 1991, a court ruled that the collateral assignment was not enforceable. As a result, the Company recorded a liability and unrealized loss totaling $8,000,000 in 1990, as the debentures were no longer deemed collateralized by the insurance policies and their market value was zero due to the insolvency of the issuer. The debentures were charged off in 1991. The Company has since been accruing an additional liability for interest on this $8,000,000 balance. The Company appealed the court ruling and ultimately settled the suit in September, 1993, resulting in an $11,500,000 payment by the Company. The Company's total accrued liability for this claim exceeded the payment by approximately $670,000. This difference has been reflected as other income in the accompanying statement of earnings for the year ended December 31, 1993.


The Company is a defendant in several other lawsuits, substantially all of which are in the normal course of business. In the opinion of management, the liability, if any, which may rise from these lawsuits would not have a material adverse effect on the Company's financial condition.


(C) Financial Instruments - In order to meet the financing needs of its customers in the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments are commitments to extend credit which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet.

 The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company controls the credit risk of these transactions through credit approvals, limits, and monitoring procedures.

 The Company had commitments to extend credit relating to mortgage loans totaling $14,650,000 at December 31, 1993. Commitments to extend credit are legally binding agreements to lend to a customer that generally have fixed expiration dates or other termination clauses and may require payment of a fee. These commitments do not necessarily represent future liquidity requirements, as some of the commitments could expire without being drawn upon. The Company evaluates each customer's creditworthiness on a case-by-case basis.

 The Company also had commitments to purchase investment securities in the normal course of business totaling $21,490,000 at December

31, 1993.


In the normal course of business, Westcap enters into when-issued,

underwriting, forward and futures contracts principally related to mortgage-backed, U.S. government, and municipal securities issues which have settlement dates ranging from several weeks to several months after trade date. Revenues and expenses, except trading profits, related to such contracts are recorded on settlement date.

Trading profits are recorded on a trade date basis. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities' values and interest rates. As of September 30, 1993, unsettled forward purchase and sale contracts approximated $544,236,000 and $538,966,000, respectively, substantially all of which are matched. In the opinion of management, the settlement of these transactions is not expected to have a material effect on Westcap's financial condition.

 In the normal course of business, Westcap also enters into contracts involving securities not yet purchased principally related to mortgage-backed and U.S. Government securities issues. These financial instruments are considered to have off-balance sheet risk, as they involve, to varying degrees, elements of interest rate risk in excess of the amount recognized in the statement of financial condition. Risks arise from movements in securities values' and interest rates.

 (D) Guaranty Association Assessments - National Western Life Insurance Company is subject to state guaranty association assessments in all states in which it is licensed to do business. These associations generally guarantee certain levels of benefits payable to resident policyholders of insolvent insurance companies. Most states allow premium tax credits for all or a portion of such assessments, thereby allowing eventual recovery of these payments over a period of years. However, several states do not allow such credits. In 1993 the Company recorded a charge of $3,700,000 to other insurance operating expenses for anticipated assessments.
 Although additional charges to expenses may be required, the Company currently is unaware of any significant pending assessments requiring accrual.


 (13) STOCKHOLDERS' EQUITY

 Dividends to stockholders can be paid only from the Company's statutory unassigned surplus as determined by accounting principles prescribed by insurance regulatory authorities. Statutory unassigned surplus amounted to approximately $152,725,000 at December 31, 1993, and stockholders' equity in that amount was available for dividends subject to the tax effects of distributions from the policyholders' surplus account as described in note 7.

 During 1993 the Company implemented a one-time stock bonus plan for all officers of the Company. Class A common stock restricted shares totaling 13,496 were granted to officers based on their individual performance and contribution to the Company. The shares are subject to vesting requirements as reflected in the following schedule:

           January 1, 1993     25%
           December 31, 1993   25%
           December 31, 1994   25%
           December 31, 1995   25%

 To obtain shares in accordance with the above vesting schedule, an officer must be actively employed by the Company on such dates and in the same or higher office as that held on December 31, 1992.

 However, upon the occurrence of certain events such as death or retirement, the officer shall become fully vested. Of the 13,496 total shares granted, 6,830 shares have been issued and are outstanding as of December 31, 1993. The remaining shares will be issued pursuant to the vesting requirements described above.


 (14) FOREIGN SALES AND SIGNIFICANT AGENCY RELATIONSHIPS

 Total premium revenues and universal life deposits related to life insurance written in foreign countries, primarily Central and South America, were approximately $57,450,000, $58,300,000 and $56,400,000, for the years ended December 31, 1993, 1992 and 1991, respectively.

 A significant portion of the Company's universal life and

investment annuity contracts are written through one agency. Such business accounted for approximately 44%, 45% and 65% of total premium revenues and universal life and investment annuity contract deposits for 1993, 1992 and 1991, respectively.


 (15) SEGMENT INFORMATION

 Information concerning the Company's two industry segments follows:

                           Life
                        Insurance  Brokerage                Consolidated
                         Business   Business   Eliminations   Amounts
                                       (In thousands)
 Gross revenues:
     1993              $  273,363    105,923     (1,656)       377,630
     1992                 279,882    123,094     (1,499)       401,477
     1991                 253,396     43,837       (593)       296,640

 Net earnings:
     1993              $   34,892     21,832        -           56,724
     1992                  36,683     26,728        -           63,411
     1991                  20,514      5,244        -           25,758

 Identifiable assets:
     1993              $2,590,537    372,301    (21,787)     2,941,051
     1992               2,554,850    164,002    (20,355)     2,698,497
     1991               2,363,248    231,184    (13,400)     2,581,032

 (16) UNAUDITED QUARTERLY FINANCIAL DATA

 Quarterly results of operations are summarized as follows:

                                            First     Second      Third     Fourth
                                           Quarter    Quarter    Quarter    Quarter
                                             (In thousands except per share data)

 1993:
     Revenues                           $   87,812     96,404     90,446    102,968
     Earnings before cumulative effect
     of change in accounting principle      10,335     13,746      8,836     18,287
     Cumulative effect of change in
     accounting for income taxes             5,520        -          -          -
     Net earnings                           15,855     13,746      8,836     18,287

 Per Share:
     Earnings before cumulative effect
     of change in accounting principle  $     2.97       3.95       2.54       5.25
     Cumulative effect of change in
     accounting for income taxes              1.58        -          -          -
     Net earnings                             4.55       3.95       2.54       5.25

 1992:
     Revenues                           $   99,771     94,898     90,086    116,722
     Net earnings                           16,082     14,465     12,640     20,224

 Per share:
     Net earnings                       $     4.62       4.16       3.63       5.82

 The fourth quarter net earnings in 1993 reflect the following significant items:

 (A) Realized losses of approximately $2,174,000 resulting from write-downs of fixed maturities and increases in allowances for possible losses for real estate and mortgage loans, and

 (B) Net earnings from the Company's brokerage subsidiary were approximately $7,309,000 which is higher than previous quarters in 1993 but is significantly lower than corresponding 1992 fourth quarter net earnings.


 The fourth quarter net earnings in 1992 reflect the following significant items:

 (A) Realized losses of approximately $2,425,000 resulting from write-downs of fixed maturities and increases in allowances for possible losses from real estate and mortgage loans, and

 (B) Net earnings from the Company's brokerage subsidiary were approximately $12,115,000 for the fourth quarter which is significantly higher than in previous quarters.


 (17) FAIR VALUES OF FINANCIAL INSTRUMENTS

 The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:


Investment securities: Fair values for investments in debt and equity securities are based on quoted market prices, where

available. For securities not actively traded, fair values are estimated using values obtained from various independent pricing services and the Securities Valuation Office of the National

Association of Insurance Commissioners. In the cases where prices are unavailable from these sources, prices are estimated by

discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments. The carrying amount and fair value of securities purchased under agreements to resell are the amounts at which the securities will be subsequently resold as specified in the

respective agreements.


Cash and short-term investments: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

 Mortgage loans: The fair value of performing mortgage loans is estimated by discounting scheduled cash flows through the scheduled maturities of the loans, using interest rates currently being offered for similar loans to borrowers with similar credit ratings. Fair value for significant nonperforming loans is based on recent internal or external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

 Policy loans: The fair value for policy loans is calculated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 1993 and 1992. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts. As a result, these assumptions incorporate both Company experience and mortality assumptions associated with such contracts.

 Life interest in Libbie Shearn Moody Trust: The fair value of the life interest is estimated based on assumptions as to future dividends from the Trust over the life expectancy of Mr. Robert L. Moody. These estimated cash flows were discounted at a rate consistent with uncertainties relating to the amount and timing of future cash distributions. However, the Company has limited the fair value to the amount of life insurance on Mr. Moody, as this is the maximum amount to be received by the Company in the event of Mr. Moody's premature death.

 Investment contracts: Fair value of the Company's liabilities for deferred investment annuity contracts are estimated to be the cash surrender value of each contract. The cash surrender value represents the policyholder's account balance less applicable surrender charges. The fair value of liabilities for immediate investment annuity contracts are estimated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 1993 and 1992.

 Fair value for the Company's insurance contracts other than investment contracts are not required to be disclosed. This

includes the Company's traditional and universal life products.

However, the fair values of liabilities under all insurance

contracts are taken into consideration in the Company's overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment

maturities with amounts due under insurance and investment

contracts.


Short-term borrowings: The carrying amount of the Company's

borrowings approximates its fair value due to the short duration of the borrowing periods.


Securities sold not yet purchased:  These securities are carried at fair values determined in the same manner as investment securities described above.

 Securities sold under agreements to repurchase: The carrying amounts and fair values of these securities are the amounts at which the securities will be subsequently repurchased as specified in the respective agreements.

 The carrying amounts and fair values of the Company's financial instruments are as follows:

                                     December 31, 1993     December 31, 1992
                                    Carrying    Fair       Carrying    Fair
                                      Value     Value       Value     Value
                                                  (In thousands)

 ASSETS
 Investments in debt and equity
 securities:
     Fixed maturities           $  1,787,360  1,908,714   1,706,394   1,748,788
     Securities available
     for sale                         39,355     39,355     102,951     102,951
     Trading securities              116,918    116,918      93,627      93,627
     Securities purchased under
     agreements to resell            186,896    186,896      25,165      25,165
     Common stock                        -          -           700         700

 Cash and short-term investments      32,823     32,823      31,203      31,203
 Mortgage loans                      188,920    199,903     177,236     182,673
 Policy loans                        153,822    176,549     158,216     176,243
 Life interest in
 Libbie Shearn Moody Trust             5,764     27,000       6,040      27,000


 LIABILITIES
 Deferred investment
 annuity contracts              $  1,660,109  1,437,383   1,727,672  1,495,989
 Immediate investment
 annuity contracts                    87,784     94,490      55,663     58,549
 Short-term borrowings                82,852     82,852      48,582     48,582
 Securities sold not yet purchased    78,835     78,835       6,034      6,034
 Securities sold under
 agreements to repurchase            127,971    127,971      39,078     39,078

 (18) DISCONTINUED OPERATIONS

 On December 10, 1990, the Board of Directors of Westcap Mortgage Company (Westcap Mortgage), a subsidiary of The Westcap
 Corporation, approved a plan for the complete dissolution and liquidation of Westcap Mortgage. Accordingly, an orderly liquidation of the assets of Westcap Mortgage commenced, and the disposal was essentially completed during 1992. The accompanying consolidated financial statements reflect the estimated $488,000 loss, in 1991, on liquidation of the subsidiary separate from earnings from continuing operations, net of related income tax benefits.


 (19)  SUBSEQUENT EVENTS

 The Westcap Corporation, the Company's brokerage subsidiary, incurred trading losses during March, 1994, through unsettled customer securities purchase transactions. The net effect of these trading losses, which are expected to be between approximately $4,400,000 and $5,200,000, will be reflected in the Company's consolidated financial statements ended March 31, 1994. As a result of these losses, the Company has purchased an additional $4,400,000 of preferred stock of The Westcap Corporation and has agreed to provide a $3,000,000 line of credit to Westcap. This infusion of capital was important in order for Westcap to maintain its normal capital position, which is well in excess of required financial operating ratios.

 On March 28, 1994, the Community College District No. 508, County of
 Cook and State of Illinois (The City Colleges) filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against National Western Life Insurance Company and subsidiaries of The Westcap Corporation. The suit seeks recession of securities purchase transactions by The City Colleges from Westcap between September 9, 1993 and November 3, 1993, alleged compensatory damages, punitive damages, injunctive relief, declaratory relief, fees and costs. Neither Westcap nor the Company has been formally served with the complaint, no discovery has occurred, no judicial proceedings or hearings have occurred, and no answers or responses have been prepared or filed. Westcap and the Company are of the opinions that Westcap has adequate documentation to validate all of such securities purchase transactions by The City Colleges, and that Westcap and the Company each have adequate defenses to the litigation. Although the alleged damages would be material to the Company's financial position, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time.

      NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                             SCHEDULE I
                       SUMMARY OF INVESTMENTS
             OTHER THAN INVESTMENTS IN RELATED PARTIES
                         December 31, 1993
                           (In thousands)

                                                                    Balance
                                              (1)        Market      Sheet
 Type of Investment                           Cost       Value      Amount


 Fixed Maturities:
     United States government and
     government agencies and authorities    $  856,067     930,011    856,067
     States, municipalities,
     and political subdivisions                  8,421       9,555      8,421
     Foreign governments                        20,343      21,189     20,343
     Public utilities                          293,855     308,969    293,855
     All other corporate                       605,557     635,873    605,557

 Total fixed maturities                      1,784,243   1,905,597  1,784,243

 Mortgage loans                                192,229                185,380
 Policy loans                                  153,822                153,822
 Other long-term investments                    45,477 (2)             43,921
 Securities purchased under
 agreements to resell                          186,896                186,896
 Trading securities                            116,918                116,918
 Securities available for sale                  39,823                 39,355
 Cash and short-term investments                32,823                 32,823

 Total investments other than
 investments in related parties             $2,552,231              2,543,358

 (1) Fixed maturities and securities available for sale are shown at amortized cost, mortgage loans are shown at unpaid principal balance before allowances for possible losses of $6,849,000, and real estate acquired by foreclosure is shown at the unpaid principal balance of the original mortgage loan at date of foreclosure before allowances for possible losses of $1,556,000.
 Trading securities are shown at market value. The following investments in related parties have been excluded: fixed maturities - $3,117,000 and mortgage loans - $3,540,000.

 (2) Real estate acquired by foreclosure included in other long-term investments totaled approximately $16,191,000.



      NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                            SCHEDULE VIII
                  VALUATION AND QUALIFYING ACCOUNTS
        For the Years Ended December 31, 1993, 1992 AND 1991
                           (In thousands)

                                            (1)
                             Balance at  Charged to                        Balance at
                             Beginning    Costs and      (2)       (3)       End of
     Description             of Period    Expenses   Reductions  Transfers   Period

 Valuation accounts deducted
 from applicable assets:

 Allowance for possible losses
 on brokerage trade receivables:

 December 31, 1993          $     125      -            (2)        -         123

 December 31, 1992          $     140      100        (115)        -         125

 December 31, 1991          $     185       32         (77)        -         140

 Allowance for possible
 losses on mortgage loans:

 December 31, 1993          $   6,000    2,152        (702)      (601)    6,849

 December 31, 1992          $   3,125    2,875          -          -      6,000

 December 31, 1991          $   3,075      620          -        (570)    3,125

 Allowance for possible
 losses on real estate:

 December 31, 1993          $   9,950    1,208      (10,203)      601     1,556

 December 31, 1992          $   9,500      450          -         -       9,950

 December 31, 1991          $   6,350    2,580          -         570     9,500

 (1) Except for expenses related to brokerage trade receivables, which were charged to brokerage expenses, these amounts were charged to realized gains and losses on investments.
 (2) These amounts were related to charge off of assets against the allowances.
 (3) These amounts were transferred to real estate.

      NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                             SCHEDULE IX
                        SHORT-TERM BORROWINGS
         For the Years Ended December 31, 1993, 1992 AND 1991
                (In thousands except percentage data)

                                                   Maximum     Average      Weighted
                                        Weighted    Amount      Amount      Average
                              Balance   Average  Outstanding  Outstanding Interest Rate
    Category of Aggregate      at End   Interest    During       During     During
    Short-term Borrowings    of Period    Rate      Period       Period     Period

 Revolving credit lines with bank:

 December 31, 1993            $ 82,852     5.00%   102,433      47,314         4.24%

 December 31, 1992            $ 48,582     5.47%   132,240      67,246         5.20%

 December 31, 1991            $ 87,694     6.60%    88,380      53,639         7.80%

 The above short-term borrowings are those of the Company's brokerage subsidiary, The Westcap Corporation, and its subsidiaries. All short-term borrowings are governed by revolving line of credit agreements which bear interest at variable rates based on Federal funds rates and are due on demand. Weighted average interest rates during the period were calculated by dividing the total interest expense for the period by the average daily balance of short-term borrowings.

                                                    Maximum     Average      Weighted
                                         Weighted    Amount      Amount      Average
                               Balance    Average  Outstanding Outstanding Interest Rate
      Category of Aggregate     at end   Interest    During      During      During
      Short-term Borrowings   of period    Rate      Period      Period      Period

 Revolving credit lines with bank:

 December 31, 1993             $    -         -      21,000      1,028          4.36%

 December 31, 1992             $    -         -      41,000      3,375          5.53%

 December 31, 1991             $ 25,035       5.70%  25,035        581          6.03%

 The above short-term borrowings are those of National Western Life Insurance Company. All short-term borrowings are governed by a revolving note and loan agreement under which individual draws are made subject to a maximum outstanding balance of $60 million. Borrowings have 30-day maturities but may be accelerated by the bank. Interest rates are based on the lower of the bank's short-term certificate of deposit rate, base borrowing rate, or the Federal funds rate. Weighted average interest rates during the period were calculated by dividing the total interest expense for the period by the average daily balance of short-term borrowings.



                             SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               NATIONAL WESTERN LIFE INSURANCE COMPANY
                            (Registrant)


 /S/ Robert L. Moody                   /S/ Ross R. Moody
 By:  Robert L. Moody                  By:  Ross R. Moody
      Chairman of the Board, Chief          President, Chief Operating
      Executive Officer, Director           Officer, Director

                                       /S/ Robert L. Busby, III
                                       By:  Robert L. Busby, III
                                            Senior Vice President -
                                            Chief Administrative
                                            Officer, Chief Financial
                                            Officer and Treasurer

 March 25, 1994
      Date


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /S/ Arthur O. Dummer
 Arthur O. Dummer,                  Frances A. Moody,
 Director                           Director


 Harry L. Edwards,                  Russell S. Moody,
 Director                           Director

 /S/ E. Douglas McLeod              /S/ Louis E. Pauls, Jr.
 E. Douglas McLeod,                 Louis E. Pauls, Jr.,
 Director                           Director

 /S/ Charles D. Milos, Jr.          /S/ E. J. Pederson
 Charles D. Milos, Jr.,             E. J. Pederson,
 Director                           Director