Form 10-Q
period 1994-03-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 1994-05-16
CIK 70684

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q


           [ X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended March 31, 1994

           [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ___________ to ___________

                      Commission File Number: 2-17039


                  NATIONAL WESTERN LIFE INSURANCE COMPANY
           (Exact name of Registrant as specified in its charter)


          COLORADO                                   84-0467208
   (State of Incorporation)           (I.R.S. Employer Identification Number)


        850 EAST ANDERSON LANE
       AUSTIN, TEXAS 78752-1602                     (512)836-1010
 (Address of Principal Executive Offices)         (Telephone Number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [ X  ]     No  [    ]


As of May 11, 1994, the number of shares of Registrant's common stock outstanding was: Class A - 3,284,672 and Class B - 200,000.



       NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                 INDEX


Part I.  Financial Information:

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets -
March 31, 1994 (Unaudited) and December 31, 1993

Condensed Consolidated Statements of Earnings -
For the Three Months Ended March 31, 1994 and 1993 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity -
For the Three Months Ended March 31, 1994 and 1993 (Unaudited)

Condensed Consolidated Statements of Cash Flows -
For the Three Months Ended March 31, 1994 and 1993 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Part II.  Other Information:

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 11 - Computation of Earnings per Common Share -
For the Three Months Ended March 31, 1994 and 1993 (Unaudited)

Signatures



                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In Thousands)


                                            (Unaudited)
                                             March 31,   December 31,
            ASSETS                             1994         1993

Cash and investments:
  Securities held to maturity, at
  amortized cost                           $  753,866   1,787,360
  Securities available for sale, at
  fair value in 1994 and aggregate
  market in 1993                            1,145,517      39,355
  Mortgage loans, net of allowances for
  possible losses ($6,824 and $6,849)         194,550     188,920
  Policy loans                                152,806     153,822
  Other long-term investments                  35,073      43,921
  Securities purchased under agreements
  to resell                                   236,249     186,896
  Trading securities, at fair value           189,911     116,918
  Cash and short-term investments              16,213      32,823

Total cash and investments                  2,724,185   2,550,015

Brokerage trade receivables, net of
allowances for possible losses
($1,000 and $123)                              44,226      55,163
Accrued investment income                      29,330      28,901
Deferred policy acquisition costs             258,451     287,711
Other assets                                   24,840      19,261


                                           $3,081,032   2,941,051

Note: The balance sheet at December 31, 1993 has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.


          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In Thousands Except Shares Outstanding)


                                                (Unaudited)
                                                 March 31,   December 31,
    LIABILITIES AND STOCKHOLDERS' EQUITY           1994        1993

LIABILITIES:

Future policy benefits:
  Traditional life and annuity products         $  177,104     177,157
  Universal life and investment
  annuity contracts                              2,114,771   2,115,352
Other policyholder liabilities                      23,222      24,211
Short-term borrowings                              120,323      82,852
Securities sold not yet purchased                   53,325      78,835
Securities sold under agreements
to repurchase                                      245,564     127,971
Brokerage trade payables                            43,728      39,422
Federal income tax payable:
  Current                                            3,469       4,823
  Deferred                                           9,489       3,078
Other liabilities                                   25,527      44,632

Total liabilities                                2,816,522   2,698,333

COMMITMENTS AND CONTINGENCIES (Note 6)



STOCKHOLDERS' EQUITY:

Common stock:
  Class A - $1 par value; 7,500,000
  shares authorized; 3,284,672 shares
  issued and outstanding in 1994 and 1993            3,285       3,285
  Class B - $1 par value; 200,000 shares
  authorized, issued and outstanding
  in 1994 and 1993                                     200         200
Additional paid-in capital                          24,356      24,356
Net unrealized gains (losses) on
investment securities                               13,024        (257)
Retained earnings                                  223,645     215,134

Total stockholders' equity                         264,510     242,718

                                                $3,081,032   2,941,051


Note: The balance sheet at December 31, 1993 has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.



          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             For the Three Months Ended March 31, 1994 and 1993
                                (Unaudited)
                  (In Thousands Except Per Share Amounts)

                                                        1994        1993

Premiums and other revenue:
  Life and annuity premiums                       $    4,934       4,870
  Universal life and investment annuity
  contract revenues                                   16,248      16,017
  Net investment income                               45,764      44,803
  Brokerage revenues                                  15,010      21,562
  Other income                                           155          46
  Realized gains on investments                        1,714         514

Total premiums and other revenue                      83,825      87,812

Benefits and expenses:
  Life and other policy benefits                       7,886      10,063
  Decrease in liabilities for future
  policy benefits                                        (65)       (620)
  Amortization of deferred policy
  acquisition costs                                    8,718       9,494
  Universal life and investment annuity
  contract interest                                   32,462      32,129
  Other insurance operating expenses                   6,029       5,999
  Brokerage operating expenses                        15,702      15,137

Total benefits and expenses                           70,732      72,202

Earnings before Federal income tax                    13,093      15,610

Provision (benefit) for Federal income tax:
  Current                                              5,396       7,647
  Deferred                                              (814)     (2,372)

Total Federal income tax expense                       4,582       5,275

Earnings before cumulative effect of change
in accounting principle                                8,511      10,335
Cumulative effect of change in accounting
for income taxes                                          -        5,520

Net earnings                                      $    8,511      15,855


Earnings per share of common stock:
Earnings before cumulative effect of change
in accounting principle                           $     2.44        2.97
Cumulative effect of change in accounting
for income taxes                                         -          1.58

Net earnings                                      $     2.44        4.55


See accompanying notes to condensed consolidated financial statements.




          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the Three Months Ended March 31, 1994 and 1993
                                (Unaudited)
                               (In Thousands)

                                                1994        1993

Common stock shares outstanding:
  Shares outstanding at beginning of year      3,485       3,478
  Shares issued for stock bonus plan              -            3

Shares outstanding at end of period            3,485       3,481


Common stock:
  Balance at beginning of year            $    3,485       3,478
  Shares issued for stock bonus plan              -            3

Balance at end of period                       3,485       3,481

Additional paid-in capital:
  Balance at beginning of year                24,356      24,065
  Shares issued for stock bonus plan              -          140

Balance at end of period                      24,356      24,205

Net unrealized gains (losses) on
investment securities:
  Balance at beginning of year                  (257)        138
  Effect of change in accounting for
  investments in debt and equity securities   26,610          -
  Change in unrealized gains (losses) on
  investment securities during the period    (13,329)        566

Balance at end of period                      13,024         704

Retained earnings:
  Balance at beginning of year               215,134     158,410
  Net earnings                                 8,511      15,855

Balance at end of period                     223,645     174,265

Total stockholders' equity                $  264,510     202,655


See accompanying notes to condensed consolidated financial statements.


          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended March 31, 1994 and 1993
                                (Unaudited)
                               (In Thousands)


                                                1994        1993

Cash flows from operating activities:
    Net earnings                            $    8,511      15,855
    Adjustments to reconcile net earnings to
    net cash from operating activities:
    Universal life and investment annuity
    contract interest                           32,462      32,129
    Surrender charges                           (8,466)     (8,307)
    Realized gains on investments               (1,714)       (514)
    Accrual and amortization of
    investment income                           (2,655)       (228)
    Depreciation and amortization                  242         189
    Increase in insurance receivables
    and other assets                            (5,602)     (1,608)
    Decrease in brokerage receivables           15,243       5,585
    Decrease (increase) in accrued
    investment income                             (429)        622
    Decrease in deferred policy
    acquisition costs                            3,840       3,814
    Decrease in liability for future policy
    policy benefits                                (65)       (620)
    Increase (decrease) in other
    policyholder liabilities                      (989)      2,960
    Decrease in Federal income tax payable      (2,168)     (5,828)
    Decrease in other liabilities              (18,758)    (15,483)
    Net decrease in repurchase agreements
    less related liabilities                    42,730      22,016
    Increase in trading securities             (72,993)    (15,200)
    Other                                         (240)        (72)

Net cash provided by (used in)
operating activities                           (11,051)     35,310

Cash flows from investing activities:
    Proceeds from sales of:
     Securities available for sale                 757           -
     Investments in debt securities                  -      36,649
     Other investments                          11,652       3,298
    Proceeds from maturities and redemptions of:
     Securities held to maturity                14,223           -
     Securities available for sale              52,269           -
     Investments in debt securities                  -     101,002
    Purchases of:
     Securities held to maturity               (79,434)          -
     Securities available for sale             (10,294)          -
     Investments in debt securities                 -     (188,197)
     Other investments                         (1,968)      (3,269)
    Principal payments on mortgage loans         2,204       2,943
    Cost of mortgage loans acquired             (8,664)     (8,780)
    Decrease (increase) in policy loans          1,016        (128)
    Other                                         (112)       (102)

Net cash used in investing activities          (18,351)    (56,584)



(Continued on next page)


          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
             For the Three Months Ended March 31, 1994 and 1993
                                (Unaudited)
                               (In Thousands)

                                                1994        1993

Cash flows from financing activities:
    Net increase in short-term borrowings   $   37,471       9,736
    Deposits to account balances for
    universal life
    and investment annuity contracts            26,785      35,938
    Return of account balances on universal
    life and investment annuity contracts      (51,464)    (51,954)

Net cash provided by (used in) financing
activities                                      12,792      (6,280)

Net decrease in cash and short-term
investments                                    (16,610)    (27,554)
Cash and short-term investments at
beginning of year                               32,823      31,203

Cash and short-term investments at
end of period                               $   16,213       3,649


See accompanying notes to condensed consolidated financial statements.



          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1. The accompanying condensed consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly-owned subsidiaries (the Company), The Westcap Corporation and Commercial Adjusters, Inc. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1994, and the results of its operations and its cash flows for the three months ended March 31, 1994 and 1993.

2. The results of operations for the three months ended March 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

3. The Company paid no cash dividends on common stock during the three months ended March 31, 1994 and 1993.

4. In May, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows:

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

(c) Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of taxes and adjustments to deferred policy acquisition costs, excluded from earnings and reported in a separate component of stockholders' equity.

Previous accounting policy was similar to the requirements of the new statement. Significant differences were that securities available for sale were reported at the lower of aggregate cost or market value, whereas SFAS No. 115 requires reporting of these securities on an individual fair value basis. Also, SFAS No. 115 provides stricter requirements and guidance on the classification of securities among the three reporting categories.

Effective January 1, 1994, the Company adopted SFAS No. 115. Approximately 60% of the Company's debt securities are now reported as securities available for sale with the remainder classified as securities held to maturity. The Company's relatively small holdings of equity securities are also reported as securities available for sale. Trading securities are composed entirely of securities from the Company's brokerage operations. There was no change in accounting policy for the trading securities as they were already being recorded at fair value with fair value changes reflected in earnings.


Upon adoption of the new statement, certain related balance sheet accounts, deferred federal income tax payable and deferred policy acquisition costs, were adjusted as if the unrealized gains had actually been realized. For the Company's universal life and investment annuity contracts, deferred policy acquisition costs are amortized in relation to the present value of expected gross profits on these policies. Accordingly, under SFAS No. 115, deferred policy acquisition costs are adjusted for the impact on estimated gross profits of net unrealized gains on securities. The implementation of the new statement had no effect on net earnings of the Company. However, stockholders' equity was adjusted as follows as of January 1, 1994:

                                                          January 1,
                                                             1994
                                                        (In thousands)

      Fair value adjustment to investments in
      debt and equity securities                          $   93,788
      Less:
          Decrease in deferred policy acquision costs        (52,849)
          Increase in deferred federal income taxes          (14,329)

      Effect of change in accounting for investments
      in debt and equity securities                       $   26,610


Net unrealized gains on investment securities included in stockholders' equity at March 31, 1994 and December 31, 1993 are as follows:

                                                     March 31,   December 31,
                                                       1994         1993
                                                        (In thousands)

      Gross unrealized gains                       $   60,068       1,708
      Gross unrealized losses                         (14,610)     (2,176)
      Adjustments for:
          Deferred policy acquisition costs           (25,420)         -
          Deferred Federal income taxes                (7,014)        211

      Net unrealized gains (losses) on
      investment securities                        $   13,024        (257)


The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at March 31, 1994:

                                                          Securities Held to Maturity
                                                            Gross       Gross
                                               Amortized  Unrealized   Unrealized    Fair
                                                  Cost      Gains       Losses      Value
                                                              (In thousands)

Debt securities:
    U.S. Treasury and other U.S.
    government corporations and agencies     $   21,200         969         -       22,169

    States and political subdivisions             6,424       1,008         -        7,432

    Foreign governments                          17,677          -       1,402      16,275

    Public utilities                            197,426       2,767      6,016     194,177

    Corporate                                   305,861       3,514     11,954     297,421

    Mortgage-backed                             205,278       1,169      9,221     197,226

Totals                                       $  753,866       9,427     28,593     734,700


                                                     Securities Available for Sale
                                                             Gross       Gross
                                               Amortized  Unrealized  Unrealized    Fair
                                                 Cost       Gains       Losses     Value
                                                              (In thousands)

Debt securities:
    U.S. Treasury and other U.S.
    government corporations and agencies     $   14,873         588      2,156      13,305

    States and political subdivisions             2,000          84         -        2,084

    Foreign governments                           6,743         215      1,006       5,952

    Public utilities                             89,221       2,202      1,047      90,376

    Corporate                                   204,332       8,443      3,763     209,012

    Mortgage-backed                             754,908      46,894      5,529     796,273

Equity securities                                27,982       1,642      1,109      28,515

Totals                                      $ 1,100,059      60,068     14,610   1,145,517

The amortized cost and fair values of investments in debt securities at March 31, 1994, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             Securities             Securities
                                         Held to Maturity      Available for Sale

                                      Amortized     Fair     Amortized     Fair
                                         Cost      Value       Cost       Value
                                                     (In thousands)

Due in 1 year or less               $       -           -       1,999       2,045

Due after 1 year through 5 years        16,055      16,872     48,227      46,495

Due after 5 years through 10 years     181,310     174,326    100,854     102,258

Due after 10 years                     351,223     346,276    166,089     169,931
                                       548,588     537,474    317,169     320,729

Mortgage-backed securities             205,278     197,226    754,908     796,273

Totals                              $  753,866     734,700  1,072,077   1,117,002


Proceeds from sales of securities available for sale totaled $757,000 for the quarter ended March 31, 1994. Gross gains of $7,000 were realized on those sales. The Company uses the specific identification method in computing realized gains and losses. Net increases in the fair values of trading securities totaled $228,000 for the quarter ended March 31, 1994, and have been included in earnings.

5. The Company's brokerage subsidiary, The Westcap Corporation, incurred trading losses during March, 1994, totaling $4,394,000, net of taxes and related expenses. These trading losses produced a net loss from brokerage operations of $450,000 or $0.13 per share for the quarter ended March 31, 1994. As a result of these losses, the Company has purchased an additional $4,400,000 of preferred stock of The Westcap Corporation and has agreed to provide a $3,000,000 line of credit to Westcap. This infusion of capital was important in order for Westcap to maintain its normal capital position, which is well in excess of required financial operating ratios.

6. On March 28, 1994, the Community College District No. 508, County of Cook and State of Illinois (The City Colleges) filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against National Western Life Insurance Company and subsidiaries of The Westcap Corporation. The suit seeks rescission of securities purchase transactions by The City Colleges from Westcap between September 9, 1993 and November 3, 1993, alleged compensatory damages, punitive damages, injunctive relief, declaratory relief, fees and costs. No discovery has occurred, no judicial proceedings or hearings have occurred, and no answers or responses have been prepared or filed. Westcap and the Company are of the opinions that Westcap has adequate documentation to validate all of such securities purchase transactions by The City Colleges, and that Westcap and the Company each have adequate defenses to the litigation. Although the alleged damages would be material to the Company's financial position, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time.






                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INVESTMENTS IN DEBT AND EQUITY SECURITIES

Investment Philosophy

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994, as more fully described in the notes to the financial statements. This statement addresses the accounting and reporting for investments in debt and equity securities and required classification of such securities into the following categories: held to maturity, available for sale, and trading. Although approximately 60% of the Company's debt securities are now reported as securities available for sale, a significant strategy within the Company's investment philosophy is still the intent to hold investments in debt securities to maturity. However, the significant holdings of securities available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs. The reporting category chosen for the Company's securities investments depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy.

Securities the Company purchases with the intent to hold to maturity are classified as securities held to maturity. Because the Company has strong cash flows and matches expected maturities of assets and liabilities, the Company has the ability to hold the securities as it would be unlikely that forced sales of securities would be required prior to maturity to cover payments of liabilities. As a result, fixed maturities are carried at amortized cost less declines in value that are other than temporary. However, certain situations may change the Company's intent to hold a particular security to maturity, the most notable of which is a deterioration in the issuer's creditworthiness. Accordingly, a security may be sold to avoid a further decline in realizable value when there has been a significant change in the credit risk of the issuer.

Securities purchased by the Company's brokerage subsidiary that are held for current resale are classified as trading securities. These securities are typically held for short periods of time as the intent is to sell them producing a trading profit. Trading securities are recorded in the Company's financial statements at fair value. Any trading profits or losses and unrealized gains or losses resulting from changes in the fair value of the securities are reflected as a component of income in the Company's financial statements.

Securities that are not classified as either held to maturity or trading are reported as securities available for sale. These securities may be sold if market or other measurement factors change unexpectedly after the securities were acquired. For example, opportunities arise when factors change that allow the Company to improve the performance and credit quality of the investment portfolio by replacing an existing security with an alternative security while still maintaining an appropriate matching of expected maturities of assets and liabilities. Examples of such improvements are as follows: improving the yield earned on invested assets, improving the credit quality, changing the duration of the portfolio, and selling securities in advance of anticipated calls or other prepayments. Securities available for sale are reported in the Company's financial statements at individual fair value. Any unrealized gains or losses resulting from changes in the fair value of the securities are reflected as a component of stockholders' equity.

As an integral part of its investment philosophy, the Company performs an ongoing process of monitoring the creditworthiness of issuers within the entire investment portfolio. Review procedures are performed on securities that have had significant declines in fair value. The Company's objective in these circumstances is to determine if the decline in fair value is due to changing market expectations regarding inflation and general interest rates or credit-related factors.

Additional review procedures are performed on those fair value declines which are caused by factors other than market expectations regarding inflation and general interest rates. Specific conditions of the issuer and its ability to comply with all terms of the instrument are considered in the evaluation of the realizable value of the investment. Information reviewed in making this evaluation would include the recent operational results and financial position of the issuer, information about its industry, recent press releases and other available data. If evidence does not exist to support a realizable value equal to or greater than the carrying value of the investment, such decline in fair value is determined to be other than temporary, and the carrying amount is reduced to its net realizable value. The amount of the reduction is reported as a realized loss.

Portfolio Analysis

At March 31, 1994, securities held to maturity totaled $754 million or 27.7% of total invested assets. The fair value of these securities was $735 million which reflects gross unrealized losses of $19 million. The unrealized losses within this portfolio result from the recent increases in market interest rates.

Securities available for sale totaled $1.146 billion at March 31, 1994, or 42.0% of total invested assets. Equity securities, which are included in securities available for sale, continue to be a small component of the Company's total investment portfolio totaling only $29 million. Securities available for sale are reported in the accompanying financial statements at fair value with changes in values reported as a separate component of stockholders' equity. The fair value of this portfolio declined $13.3 million during the quarter ended March 31, 1994, net of effects of deferred federal income taxes and adjustments to deferred policy acquisition costs. This decline is also reflective of the recent increase in market interest rates. However, the portfolio still maintained net unrealized gains totaling $13 million at March 31, 1994.

The Company's insurance operations do not maintain a trading securities portfolio. All trading securities reported in the accompanying financial statements are held by the Company's brokerage subsidiary, The Westcap Corporation. These securities totaled $190 million at March 31, 1994, or 7.0% of total invested assets. Net increases in the fair values of these securities totaled $228,000 for the quarter ended March 31, 1994, and have been included in earnings.

The Company's insurance operations maintain a diversified debt securities portfolio which consists of various types of fixed income securities including primarily U.S. government, public utilities, corporate and mortgage-backed securities. Investments in mortgage-backed securities include U.S. government and private issue mortgage-backed pass-through securities as well as collateralized mortgage obligations (CMOs). Mortgage-backed securities are subject to prepayment risk which can affect portfolio yields. However, the Company substantially reduced its prepayment risk in 1993 by investing primarily in collateralized mortgage obligations which have more predictable cash flow patterns than pass-through securities. The Company increased its holdings of planned amortization class I (PAC I) CMOs which are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. This is achieved by redirecting prepayments to other CMO classes. Due to this strategy and the recent increase in market interest rates, the Company has experienced lower principal prepayments in the first quarter of 1994.

PAC I tranches continue to account for over 80% of the total CMO portfolio as of March 31, 1994. The CMOs that the Company purchases are modeled and subjected to detailed, comprehensive analysis by the Company's investment staff before any investment decision is made. The overall structure of the entire CMO is evaluated, and an average life sensitivity analysis is performed on the individual tranche being considered for purchase under increasing and decreasing interest rate scenarios. This analysis provides information used in selecting securities that fit appropriately within the Company's investment philosophy and asset/liability management parameters.

The Company also experienced increased calls in 1993 primarily in public utilities holdings. The Company responded in 1993 with an active approach in managing future call risk by investing the call proceeds in a more diverse group of companies with increased call protection. As a result, the Company's utilities holdings as a percentage of the entire portfolio was reduced significantly. The Company's restructuring of this portion of the portfolio has been a factor in the reduction of calls in the quarter ended March 31, 1994.

In addition to managing prepayment and call risk, the Company continues to maintain high quality investments in debt securities. Much attention is often placed on a company's holdings of below investment grade debt securities, as these securities generally have greater default risk than higher rated corporate debt. These issuers usually have high levels of indebtedness and are more sensitive to adverse industry or economic conditions than are investment grade issuers. The Company's small holdings of below investment grade debt securities, which are summarized as follows, increased slightly from 1993 primarily due to two corporate issuers that were downgraded.

                                          Below Investment
                                        Grade Debt Securities
                                                            % of
                                   Carrying    Market    Invested
                                    Value       Value      Assets
                                           (In thousands)

          March 31, 1994         $   32,262     34,233        1.2%

          December 31, 1993      $   24,261     24,223        1.0%


The level of investments in debt securities which are in default as to principal or interest payments is indicative of the Company's minimal holdings of below investment grade debt securities. At March 31, 1994, and December 31, 1993, securities with principal balances totaling $3,151,000 were in default and on non-accrual status.

MORTGAGE LOANS AND REAL ESTATE

Investment Philosophy

The Company continues to improve the quality of its mortgage loan portfolio through strict underwriting guidelines and diversification of underlying property types and geographic locations. In most cases, mortgage loans are now guaranteed by the borrower and secured by the property, amortized over the term of the lease on the property which is guaranteed by the lessee, and approved based on the credit strength of the lessee. This approach also enables the Company to choose the locale in which the property securing the loan is located. In addition, the Company's underwriting guidelines still require a loan-to-value ratio of 75% or less.

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

Portfolio Analysis

The Company held net investments in mortgage loans totaling $194,550,000 and $188,920,000, or 7.1% and 7.4% of total invested assets, at March 31, 1994, and December 31, 1993, respectively. The loans are real estate mortgages substantially all of which are related to commercial properties and developments and have fixed interest rates.

As of March 31, 1994, the allowance for possible losses on mortgage loans was $6,824,000. No additions were made to the allowance in the quarter ended March 31, 1994, as management believes that the current balance is adequate. However, while management uses available information to recognize losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the region which includes Texas, Louisiana, Oklahoma, and Arkansas.

The Company currently places all loans past due three months or more on a non-accrual status, thus recognizing no interest income on the loans. At March 31, 1994, and December 31, 1993, the Company had approximately $3,242,000 and $4,191,000, respectively, of mortgage loan principal balances on a non-accrual status. For the three months ended March 31, 1994 and 1993, the approximate reduction in interest income associated with non-accrual loans was as follows:

                                                Three Months Ended
                                                    March 31,
                                                1994        1993
                                                 (In thousands)

          Interest income at contract rate   $   87          224
          Interest income recognized             15           33

          Interest income not accrued        $   72          191

In addition to the non-accrual loans, the Company had mortgage loans with restructured terms totaling approximately $17,231,000 and $14,257,000 at March 31, 1994, and December 31, 1993, respectively. For the three months ended March 31, 1994 and 1993, the approximate reduction in interest income associated with restructured loans was as follows:

                                                   Three Months Ended
                                                        March 31,
                                                    1994        1993
                                                     (In thousands)

          Interest income under original terms  $   465          432
          Interest income recognized                413          370

          Reduction in interest income          $    52           62

The Company owns real estate that was acquired through foreclosure and through direct investment totaling approximately $22,303,000 and $22,672,000 at March 31, 1994, and December 31, 1993, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized small operating losses on these properties of approximately $60,000 and $81,000 for the three months ended March 31, 1994 and 1993, respectively. The Company does not anticipate significant changes in these operating results in the near future.

The Company monitors the conditions and market values of these properties on a regular basis. No significant realized losses were recognized due to declines in values of properties for the three months ended March 31, 1994 and 1993, respectively. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed. However, the amounts expended for this maintenance has not had a significant impact on the Company's liquidity and capital resources, and such maintenance is not foreseen to have a significant impact in the near future.



RESULTS OF OPERATIONS

The significant changes and fluctuations between the three months ended March 31, 1994 and 1993 are described in detail as follows:

Premium Revenues: This revenue category represents the premiums on traditional type products. However, sales in most of the Company's markets have moved toward non-traditional types such as universal life and investment annuities. Although these revenues were up slightly in 1994 as compared to 1993, the change in marketing direction has resulted in a decrease in revenues in this category over the past several years.

Universal Life and Investment Annuity Contract Revenues: These revenues are from the Company's non-traditional products which are universal life and investment annuities. Revenues from these types of products consist of policy charges for the cost of insurance, policy administration fees and surrender charges assessed during the period. There were no significant changes in the level or mix of these revenues for the quarter ended March 31, 1994, as compared to the same 1993 period. However, these revenues have been increasing steadily over the past two years. The majority of the increase is due to surrender charge revenues from increased policy surrenders. Lowering of credited interest rates and increased competition over the past two years has had a significant impact on the level of policy surrenders. Also, although these revenues have been trending upward, the actual universal life and investment annuity deposits collected have decreased over the past several years. Deposits collected for the quarters ended March 31, 1994 and 1993 were $34.6 million and $43.6 million, respectively.

The decline in universal life and investment annuity deposits is related to the discontinuance of the Company's two-tier annuity products in 1992 and increased competition due to market interest rate conditions. The discontinued products have been replaced with single-tier annuities, and the Company anticipates somewhat lower deposit collections than in previous years during this transition period. However, the Company anticipates that this decline will be reversed as efforts have continued to develop new annuity and life products for sale and distribution through independent marketing organizations. In addition to new product developments, the Company has contracted with additional independent marketing organizations to further strengthen and diversify distribution channels. Also, many products are developed specifically for these organizations to meet the needs for a particular customer base.

Net Investment Income: Net investment income increased $961,000 from $44,803,000 in 1993 to $45,764,000 in 1994. The majority of the increase resulted from additional amortization of discounts on investments in debt securities.

Brokerage Revenues and Expenses: The Company's brokerage subsidiary, The Westcap Corporation, incurred trading losses during March, 1994, totaling $4,394,000, net of taxes and related expenses. These trading losses produced a net loss from brokerage operations of $450,000 or $0.13 per share for the quarter ended March 31, 1994.

Realized Gains on Investments: The Company had realized gains of $1,714,000 in 1994 as compared to $514,000 in 1993. The 1994 realized gains consist primarily of gains on investments in debt securities called for redemption. The 1993 gains are net of write-downs totaling $2,000,000 relating to real estate, mortgage loans and investments in debt securities. No write-downs were recorded in 1994.

Life and Other Policy Benefits: Expenses for 1994 and 1993 were $7.9 million and $10.1 million, respectively. The significant decrease in expenses is due to lower life insurance benefit claims and surrenders. These expenses declined in 1994 to a level which is more consistent with prior Company experience. Comparative 1993 expenses were abnormally high due to adverse claims experience.

Cumulative Effect of Change in Accounting for Income Taxes: In February, 1992, the Financial Accounting Standards Board issued SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires a change from the deferred method of accounting for income taxes of Accounting Principles Board Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company adopted SFAS No. 109 effective January 1, 1993. The cumulative effect of this change in accounting for income taxes of $5,520,000 was determined as of January 1, 1993, and is reported separately in the statement of earnings for the three months ended March 31, 1993.

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

The Company had no long-term debt during 1994 or 1993. There are no present material commitments for capital expenditures in 1994, and the Company does not anticipate incurring any such commitments through the remainder of 1994.



                        PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a) Part 1 - Exhibit 11: Computation of Earnings Per Common Share

         (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended March 31, 1994.




                                 EXHIBIT 11

          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  COMPUTATION OF EARNINGS PER COMMON SHARE
             For the Three Months Ended March 31, 1994 and 1993
                                (Unaudited)
                    (In Thousands Except Per Share Data)



                                               1994       1993

Earnings applicable to common shares:

  Earnings before cumulative effect of
  change in accounting principle           $    8,511     10,335
  Cumulative effect of change in
  accounting for income taxes                      -       5,520

  Net earnings                             $    8,511     15,855


Weighted average common shares outstanding      3,485      3,481


Earnings per common share:

  Earnings before cumulative effect of
  change in accounting principle           $     2.44       2.97
  Cumulative effect of change in
  accounting for income taxes                      -        1.58

  Net earnings                             $     2.44       4.55



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   National Western Life Insurance Company
                                (Registrant)








Date: May 11, 1994            /S/ Ross R. Moody
                              Ross R. Moody
                              President and Chief Operating Officer



Date:  May 11, 1994           /S/ Robert L. Busby, III
                              Robert L. Busby, III
                              Senior Vice President -
                              Chief Administrative Officer,
                              Chief Financial Officer
                              and Treasurer