Form 10-Q
period 1994-06-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 1994-08-15
CIK 70684

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


[  x  ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1994

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

Yes [  x  ]     No  [      ]


As of August 11, 1994, the number of shares of Registrant's common stock outstanding was: Class A - 3,284,672 and Class B - 200,000.



              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                   INDEX


Part I.  Financial Information:

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets -
June 30, 1994 (Unaudited) and December 31, 1993

Condensed Consolidated Statements of Earnings -
For the  Three  Months Ended  June  30, 1994  and  1993
(Unaudited)

Condensed Consolidated Statements of Earnings -
For the  Six  Months  Ended  June  30,  1994  and  1993
(Unaudited)

Condensed  Consolidated  Statements  of   Stockholders'
Equity -
For the  Six  Months  Ended  June  30,  1994  and  1993
(Unaudited)

Condensed Consolidated Statements of Cash Flows -
For the  Six  Months  Ended  June  30,  1994  and  1993
(Unaudited)

Notes to  Condensed Consolidated  Financial  Statements
(Unaudited)

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Part II.  Other Information:

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 11 - Computation of Earnings per Common Share -
For the  Three  Months Ended  June  30, 1994  and  1993
(Unaudited)

Exhibit 11 - Computation of Earnings per Common Share -
For the  Six  Months  Ended  June  30,  1994  and  1993
(Unaudited)

Signatures



                      PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS

         NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In Thousands)

                                                 (Unaudited)
                                                   June 30,       December 31,
ASSETS                                               1994            1993

Cash and investments:
 Securities held to maturity, at amortized cost $   775,460          1,787,360
 Securities  available for sale, at fair
 value in 1994 and aggregate market in 1993       1,103,646             39,355
 Trading securities, at fair value                   94,192            116,918
 Mortgage loans, net of allowances for
 possible losses ($6,155 and $6,849)                182,905            188,920
 Policy loans                                       151,551            153,822
 Other long-term investments                         37,834             43,921
 Securities purchased under agreements to
 resell                                             235,506            186,896
 Cash and short-term investments                        934             32,823

Total cash and investments                        2,582,028          2,550,015

Brokerage trade receivables, net of allowances
for possible losses ($1,000 and $123)                12,136             55,163
Accrued investment income                            30,837             28,901
Deferred policy acquisition costs                   285,620            287,711
Other assets                                         19,113             19,261

                                                 $2,929,734          2,941,051

Note: The balance sheet at December 31, 1993 has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.



         NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In Thousands Except Shares Outstanding)


                                                   (Unaudited)
                                                     June 30,    December 31,
    LIABILITIES AND STOCKHOLDERS' EQUITY               1994          1993

LIABILITIES:

Future policy benefits:
 Traditional life and annuity products           $     176,889         177,157
 Universal life and investment annuity contracts     2,113,004       2,115,352
Other policyholder liabilities                          21,875          24,211
Short-term borrowings                                   62,612          82,852
Securities sold not yet purchased                       70,463          78,835
Securities sold under agreements to repurchase         179,577         127,971
Brokerage trade payables                                12,931          39,422
Federal income tax payable:
 Current                                                    -            4,823
 Deferred                                                1,061           3,078
Other liabilities                                       31,164          44,632

Total liabilities                                    2,669,576       2,698,333


STOCKHOLDERS' EQUITY:

Common stock:
 Class A - $1 par value; 7,500,000 shares authorized;
 3,284,672 shares issued and outstanding
 in 1994 and 1993                                        3,285           3,285
 Class B - $1 par value; 200,000 shares authorized;
 issued and outstanding in 1994 and 1993                   200             200
Additional paid-in capital                              24,356          24,356
Net unrealized losses on investment securities          (1,522)           (257)
Retained earnings                                      233,839         215,134

Total stockholders' equity                             260,158         242,718


                                                 $   2,929,734       2,941,051

Note: The balance sheet at December 31, 1993 has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.


         NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             For the Three Months Ended June 30, 1994 and 1993
                                (Unaudited)
                  (In Thousands Except Per Share Amounts)

                                                            1994        1993



Premiums and other revenue:
 Life and annuity premiums                          $      4,235         5,057
 Universal life and investment annuity
 contract revenues                                        17,121        18,161
 Net investment income                                    47,336        46,158
 Brokerage revenues                                       12,778        25,479
 Other income                                                 53           750
 Realized gains on investments                               390           799

Total premiums and other revenue                          81,913        96,404


Benefits and expenses:
 Life and other policy benefits                            8,618         9,346
 Change in liabilities for future policy benefits           (203)          114
 Amortization of deferred policy acquisition costs         8,679         9,377
 Universal life and investment
 annuity contract interest                                32,173        32,626
 Other insurance operating expenses                        6,020         6,720
 Brokerage operating expenses                             10,942        17,427

Total benefits and expenses                               66,229        75,610


Earnings before Federal income tax                        15,684        20,794

Provision (benefit) for Federal income tax:
 Current                                                   6,084         8,584
 Deferred                                                   (594)       (1,536)

Total Federal income tax expense                           5,490         7,048

Net earnings                                          $   10,194        13,746

Earnings per share of common stock:
Net earnings                                          $     2.93          3.95


See accompanying notes to condensed consolidated financial statements.


         NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              For the Six Months Ended June 30, 1994 and 1993
                                (Unaudited)
                  (In Thousands Except Per Share Amounts)

                                                        1994        1993

Premiums and other revenue:
 Life and annuity premiums                         $      9,169          9,927
 Universal life and investment annuity
 contract revenues                                       33,369         34,178
 Net investment income                                   93,100         90,961
 Brokerage revenues                                      27,788         47,041
 Other income                                               208            796
 Realized gains on investments                            2,104          1,313

Total premiums and other revenue                        165,738        184,216

Benefits and expenses:
 Life and other policy benefits                          16,504         19,409
 Decrease in liabilities for future policy benefits        (268)          (506)
 Amortization of deferred policy acquisition costs       17,397         18,871
 Universal life and investment annuity contract interest 64,635         64,755
 Other insurance operating expenses                      12,049         12,719
 Brokerage operating expenses                            26,644         32,564

Total benefits and expenses                             136,961        147,812

Earnings before Federal income tax                       28,777         36,404

Provision (benefit) for Federal income tax:
 Current                                                 11,480         16,231
 Deferred                                                (1,408)        (3,908)

Total Federal income tax expense                         10,072         12,323

Earnings before cumulative effect of change
in accounting principle                                  18,705         24,081
Cumulative effect of change in accounting
for income taxes                                             -           5,520


Net earnings                                         $   18,705         29,601

Earnings per share of common stock:
Earnings before cumulative effect of change
in accounting principle                              $     5.37           6.92
Cumulative effect of change in accounting
for income taxes                                             -            1.58

Net earnings                                         $     5.37           8.50

See accompanying notes to condensed consolidated financial statements.


         NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Six Months Ended June 30, 1994 and 1993
                                (Unaudited)
                              (In Thousands)


                                                           1994        1993


Common stock shares outstanding:
 Shares outstanding at beginning of year                 3,485           3,478
 Shares issued for stock bonus plan                         -                3

Shares outstanding at end of period                      3,485           3,481


Common stock:
 Balance at beginning of year                       $    3,485           3,478
 Shares issued for stock bonus plan                         -                3

Balance at end of period                                 3,485           3,481

Additional paid-in capital:
 Balance at beginning of year                           24,356          24,065
 Shares issued for stock bonus plan                         -              141

Balance at end of period                                24,356          24,206

Net unrealized gains (losses) on  investment
securities:
 Balance at beginning of year                             (257)            138
 Effect of change in accounting for investments
 in debt and equity securities                          26,610              -
 Change in unrealized gains (losses) on investment
 securities during the period                          (27,875)            682

Balance at end of period                                (1,522)            820

Retained earnings:
 Balance at beginning of year                          215,134         158,410
 Net earnings                                           18,705          29,601

Balance at end of period                               233,839         188,011

Total stockholders' equity                          $  260,158         216,518

See accompanying notes to condensed consolidated financial statements.


         NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months Ended June 30, 1994 and 1993
                                (Unaudited)
                               (In Thousands)

                                                           1994        1993


Cash flows from operating activities:
 Net earnings                                        $   18,705         29,601
 Adjustments to reconcile net earnings to net cash
 from operating activities:
 Universal life and investment annuity
 contract interest                                       64,635         64,755
 Surrender charges                                      (17,755)       (18,696)
 Realized gains on investments                           (2,104)        (1,313)
 Accrual and amortization of investment income           (5,136)          (448)
 Depreciation and amortization                              500            382
 Decrease in insurance receivables and other assets         800          1,659
 Decrease in brokerage receivables, net                  16,536          4,994
 Decrease (increase) in accrued investment income        (1,936)         1,398
 Decrease in deferred policy acquisition costs            6,876          7,963
 Decrease in liability for future policy benefits          (268)          (506)
 Increase (decrease) in other policyholder liabilites    (2,336)         2,438
 Decrease in Federal income tax payable                  (6,013)       (10,008)
 Decrease in other liabilities                          (14,423)        (8,011)
 Net decrease in repurchase agreements
 less related liabilities                                (5,376)       (25,712)
 Decrease in trading securities                          22,726         18,444
 Other                                                        1           (135)

Net cash provided by  operating activities               75,432         66,805


Cash flows from investing activities:
 Proceeds from sales of:
 Securities available for sale                            7,210             -
 Investments in debt securities                              -          53,176
 Other investments                                       13,567          4,418
Proceeds from maturities and redemptions of:
 Securities held to maturity                             20,722             -
 Securities available for sale                           76,877             -
 Investments in debt securities                              -         259,237
Purchases of:
 Securities held to maturity                           (105,573)            -
 Securities available for sale                          (51,051)            -
 Investments in debt securities                              -        (346,359)
 Other investments                                       (5,887)        (7,018)
Principal payments on mortgage loans                     19,251          6,630
Cost of mortgage loans acquired                         (15,024)       (10,981)
Decrease (increase) in policy loans                       2,271           (409)
Other                                                      (216)          (201)

Net cash used in investing activities                   (37,853)       (41,507)

(Continued on next page)



         NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
              For the Six Months Ended June 30, 1994 and 1993
                                (Unaudited)
                              (In Thousands)

                                                           1994        1993

Cash flows from financing activities:
 Increase (decrease) in short-term borrowings         $  (20,240)        5,437
 Deposits to account balances for universal life
 and investment annuity contracts                         59,054        68,084
 Return of account balances on universal life
 and investment annuity contracts                       (108,282)     (113,041)

Net cash used in financing activities                    (69,468)      (39,520)

Net decrease in cash and short-term investments          (31,889)      (14,222)
Cash and short-term investments at beginning of year      32,823        31,203

Cash and short-term investments at end of period      $      934        16,981

See accompanying notes to condensed consolidated financial statements.




         NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.  The  accompanying condensed consolidated  financial statements  include
the  accounts   of  National  Western Life  Insurance  Company   and  its
wholly-owned subsidiaries (the Company), The Westcap Corporation and Commercial Adjusters, Inc. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1994, and the results of its operations for the three months and six months ended June 30, 1994 and 1993 and its cash flows for the six months ended June 30, 1994 and 1993.

2.  The results of operations for the three  months and six months ended
June 30, 1994 and  1993   are not necessarily indicative of  the results to
be expected  for the full year.

3. The Company paid no cash dividends on common stock during the six months ended June 30, 1994 and 1993.

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

Effective January 1, 1994, the Company adopted SFAS No. 115. Approximately 60% of the Company's insurance operations debt securities are now reported as securities available for sale with the remainder classified as securities held to maturity. The Company's relatively small holdings of equity securities are also reported as securities available for sale. Trading securities are composed entirely of securities from the Company's brokerage operations. There was no change in accounting policy for the trading securities as they were already being recorded at fair value with fair value changes reflected in earnings.

Upon adoption of the new statement, certain related balance sheet accounts, deferred federal income tax payable and deferred policy acquisition costs, were adjusted as if the unrealized gains had actually been realized. For the Company's universal life and investment annuity contracts, deferred policy acquisition costs are amortized in relation to the present value of expected gross profits on these policies. Accordingly, under SFAS No. 115, deferred policy acquisition costs are adjusted for the impact on estimated gross profits of net unrealized gains and losses on securities. The implementation of the new statement had no effect on net earnings of the
Company.   However, stockholders' equity was adjusted as follows as of
January 1, 1994:

                                                    January 1,
                                                       1994
                                                  (In thousands)

       Fair value adjustment to investments in
       debt and equity securities                   $   93,788
       Less:
        Decrease in deferred policy
        acquisition costs                              (52,849)
        Increase in deferred federal income taxes      (14,329)

       Effect of change in accounting for investments
       in debt and equity securities                $   26,610

Net unrealized losses  on investment   securities included  in stockholders'
equity at June 30, 1994 and December 31, 1993 are as follows:


                                              June 30,    December 31,
                                                1994        1993
                                                  (In thousands)

          Gross unrealized gains           $   24,994          1,708
          Gross unrealized losses             (32,120)        (2,176)
          Adjustments for:
           Deferred policy acquisition cots     4,784             -
           Deferred Federal income taxes          820            211

          Net unrealized losses on
          investment securities            $   (1,522)          (257)

5. The Company's brokerage subsidiary, The Westcap Corporation, incurred trading losses during March, 1994, totaling $4,394,000, net of taxes and related expenses. These trading losses have been recorded in the consolidated financial statements for the three months ended March 31, 1994, and six months ended June 30, 1994. As a result of these losses, the Company has purchased an additional $4,400,000 of preferred stock of The Westcap Corporation in 1994 and has agreed to provide a $3,000,000 line of credit to Westcap. This infusion of capital was important in order for Westcap to maintain its normal capital position, which is well in excess of required financial operating ratios.



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

Portfolio Analysis

At June 30, 1994, securities held to maturity totaled $775 million or 30.0% of total invested assets. The fair value of these securities was $729 million which reflects gross unrealized losses of $46 million. The unrealized losses within this portfolio result from the recent increases in market interest rates.

Securities available for sale totaled $1.104 billion at June 30, 1994, or 42.7% of total invested assets. Equity securities, which are included in securities available for sale, continue to be a small component of the Company's total investment portfolio totaling only $28 million. Securities available for sale are reported in the accompanying financial statements at fair value with changes in values reported as a separate component of stockholders' equity. The fair value of this portfolio declined $14.5 million during the quarter ended June 30, 1994, net of effects of deferred federal income taxes and adjustments to deferred policy acquisition costs. This decline is also reflective of the recent increase in market interest rates. The net unrealized loss of this portfolio was $1.5 million at June 30, 1994.

The Company's insurance operations do not maintain a trading securities portfolio. All trading securities reported in the accompanying financial statements are held by the Company's brokerage subsidiary, The Westcap Corporation. These securities totaled $94.2 million at June 30, 1994, or 3.6% of total invested assets. Net increases in the fair values of these securities totaled approximately $1.5 million for the quarter ended June 30, 1994, and havebeen included in earnings.

The Company's insurance operations maintain a diversified debt securities portfolio which consists of various types of fixed income securities including primarily U.S. government, public utilities, corporate and mortgage-backed securities. Investments in mortgage-backed securities include U.S. government and private issue mortgage-backed pass-through securities as well as collateralized mortgage obligations (CMOs). Mortgage-backed securities are subject to prepayment risk which can affect portfolio yields. However, the Company substantially reduced its prepayment risk in 1993 by investing primarily in collateralized mortgage obligations which have more predictable cash flow patterns than pass-through securities. The Company increased its holdings of planned amortization class I (PAC I) CMOs which are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. This is achieved by redirecting prepayments to other CMO classes. Due to this strategy and the recent increase in market interest rates, the Company has experienced lower principal prepayments in the first six months of 1994.

PAC I tranches continue to account for over 80% of the total CMO portfolio as of June 30, 1994. The CMOs that the Company purchases are modeled and subjected to detailed, comprehensive analysis by the Company's investment staff before any investment decision is made. The overall structure of the entire CMO is evaluated, and an average life sensitivity analysis is performed on the individual tranche being considered for purchase under increasing and decreasing interest rate scenarios. This analysis provides information used in selecting securities that fit appropriately within the Company's investment philosophy and asset/liability management parameters. Based on investment philosophy and current asset/liability analysis, the Company is limiting it holdings in CMOs to its present level of
approximately 37% of  invested assets  of the  insurance operations.   The
Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension and credit risks.

The Company also experienced increased calls in 1993 primarily in public utilities holdings. The Company responded in 1993 with an active approach in managing future call risk by investing the call proceeds in a more diverse group of companies with increased call protection. As a result, the Company's utilities holdings as a percentage of the entire portfolio was reduced significantly . The Company's restructuring of this portion of the portfolio has been a factor in the reduction of calls in the six months ended June 30, 1994.

The Company  continues to  minimize  credit risk  within its  portfolio  by maintaining high quality investments in debt securities. Attention is often placed on a company's holdings of below investment grade debt securities, as these securities generally have greater default risk than higher rated corporate debt. The issuers of such below investment grade securities usually have high levels of indebtedness and are more sensitive to adverse industry or economic conditions than are investment grade securities issuers. The Company's small holdings of below investment grade debt securities are summarized as follows:

                                          Below Investment
                                        Grade Debt Securities

                                                            % of
                                   Carrying    Market    Invested
                                    Value       Value      Assets
                                            (In thousands)

          June 30, 1994          $   22,280     22,201        0.9%

          December 31, 1993      $   24,261     24,223        1.0%


The level of investments in debt securities which are in default as to principal or interest payments is indicative of the Company's minimal holdings of below investment grade debt securities. At June 30, 1994, and December 31, 1993, securities with principal balances totaling only $3,151,000 were in default and on non-accrual status.

MORTGAGE LOANS AND REAL ESTATE

Investment Philosophy

The Company continues to improve the quality of its mortgage loan portfolio through strict underwriting guidelines and diversification of underlying property types and geographic locations. In addition to all mortgage loans being secured by the property, the majority of loans originated since 1991 are amortized over the term of the lease on the property, which is guaranteed by the lessee, and are approved based on the credit strength of the lessee. This approach also enables the Company to choose the locale in which the property securing the loan is located. In addition, the Company's underwriting guidelines require a loan-to-value ratio of 75% or less.

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

Portfolio Analysis

The Company held net investments in mortgage loans totaling $182,905,000 and $188,920,000, or 7.1% and 7.4% of total invested assets, at June 30, 1994, and December 31, 1993, respectively. The loans are real estate mortgages substantially all of which are related to commercial properties and developments and have fixed interest rates.

As of June 30, 1994, the allowance for possible losses on mortgage loans was $6,155,000. No additions were made to the allowance in the quarter ended June 30, 1994, as management believes that the current balance is adequate. However, while management uses available information to recognize losses, future additions to the allowance may be necessary based on changes
in economic conditions,  particularly in the   region which includes  Texas,
Louisiana, Oklahoma, and Arkansas.

The Company currently places all loans past due three months or more on a non-accrual status, thus recognizing no interest income on the loans. At June 30, 1994, and December 31, 1993, the Company had approximately $1,288,000 and $4,191,000, respectively, of mortgage loan principal balances on a non-accrual status. For the three months ended June 30, 1994 and 1993, the approximate reduction in interest income associated with non-accrual loans was as follows:

                                           Three Months Ended
                                                June 30,
                                            1994        1993
                                             (In thousands)

          Interest income at contract rate   $  35         194
          Interest income recognized            15          10

          Interest income not accrued        $  20         184

In addition to the non-accrual loans, the Company had mortgage loans with restructured terms totaling approximately $17,337,000 and $14,257,000 at June 30, 1994, and December 31, 1993, respectively. For the three months ended June 30, 1994 and 1993, the approximate reduction in interest income associated with restructured loans was as follows:

                                               Three Months Ended
                                                    June 30,
                                                 1994        1993
                                                 (In thousands)

      Interest income under original terms   $      468         454
      Interest income recognized                    416         383

      Reduction in interest income           $       52          71

The Company owns real estate that was acquired through foreclosure and through direct investment totaling approximately $23,315,000 and $22,672,000 at June 30, 1994, and December 31, 1993, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized small operating losses on these properties of approximately $157,000 and $71,000 for the three months ended June 30, 1994 and 1993, respectively. The Company does not anticipate significant changes in these operating results in the near future.

The Company monitors the conditions and market values of these properties on a regular basis. No significant realized losses were recognized due to declines in values of properties for the three months ended June 30, 1994 and 1993, respectively. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed. However, the amounts expended for this maintenance have not had a significant impact on the Company's liquidity and capital resources , and such maintenance is not foreseen to have a significant impact in the near future.

RESULTS OF OPERATIONS

The significant changes and fluctuations between the three months ended June 30, 1994 and 1993 are described in detail as follows:

Premium Revenues: This revenue category represents the premiums on traditional type products. However, sales in most of the Company's markets have moved toward non-traditional types such as universal life and investment annuities. This move in market direction has resulted in a decrease in revenues in this category over the past several years. Also, higher than anticipated reinsurance premium expenses reduced premium revenues for the quarter in comparison to the prior year.

Universal Life and Investment Annuity Contract Revenues: These revenues are from the Company's non-traditional products which are universal life and investment annuities. Revenues from these types of products consist of policy charges for the cost of insurance, policy administration fees and surrender charges assessed during the period. The decrease from 1993 is primarily due to lower policy surrenders resulting in reduced surrender charge revenues.

In addition to the decrease in surrender charge revenues described above, the Company has experienced a decline in universal life and investment annuity deposits over the past several years. Much of the decline is due to the discontinuance of the Company's two-tier annuity products in 1992 and increased competition due to market interest rate conditions. However, the Company continues to develop new annuity and life products and continues to contract with new independent marketing organizations to further strengthen and diversify distribution channels for the sale of such products. The Company also increased annuity marketing efforts in the second quarter of 1994 through personnel additions and product enhancements which have shown positive results to date.

Net Investment Income: Net investment income increased $1, 178,000 from $46,158,000 in 1993 to $47,336,000 in 1994. The majority of the increase resulted from additional amortization of discounts on investments in debt securities.

Brokerage Revenues and Expenses: Second quarter 1994 net earnings from the Company's brokerage subsidiary, The Westcap Corporation, totaled $1,194,000 or $0.34 per share compared to $5,303,000 or $1.52 per share for the second quarter of 1993. Adverse bond market conditions due to increasing market interest rates resulted in lower earnings for the subsidiary.

Other Income: Other income was higher in 1993 as it includes non-recurring proceeds from a lawsuit settlement totaling $750,000.

Realized Gains on Investments: The Company had realized gains of $390,000 in 1994 compared to $799,000 in 1993. The 1994 realized gains consist primarily of gains on investments in debt securities called for redemption. The 1993 gains are net of write-downs totaling $2,382,000 relating to real estate, mortgage loans and investments in debt securities. No significant write-downs were recorded in 1994.

Life and Other Policy Benefits: Expenses for 1994 and 1993 were $8.6 million and $9.3 million, respectively. The decrease in expenses is due to lower life insurance benefit claims.

Other Insurance Operating Expenses: Other insurance operating expenses declined 10.4% in 1994 due to lower commissions and reduced state guaranty fund assessments.

The significant changes and fluctuations between the six months ended June 30, 1994 and 1993 are described in detail as follows:

Universal Life and Investment Annuity Contract Revenues: Consistent with the second quarter 1994 results described above, universal life and investment annuity contract revenues have declined slightly from 1993 due to lower policy surrenders resulting in reduced surrender charge revenues.

Net Investment Income: Net investment income increased $2,139,000, or 2.4%, in 1994 primarily from additional amortization of discounts on investments in debt securities. Rising market interest rates during the six month period ended June 30, 1994, has had a minimal effect on investment income.

Brokerage Revenues and Expenses: Net earnings from The Westcap Corporation for the six month period ended June 30, 1994, totaled $744,000 or $0.21 per share compared to $9,543,000 or $2.74 per share for the same period of 1993. The significant decrease in brokerage earnings is due to trading losses incurred during March, 1994, totaling $4,394,000, net of taxes and related expenses, and adverse bond market conditions due to increasing market interest rates as previously described.

Realized Gains on  Investments: Realized  gains on  investments of   $2.1
million were recorded in 1994 as compared to $1.3 million for the same period of 1993. The 1993 gains are net of write-downs relating to real estate, mortgage loans and investments in debt securities totaling
$4,382,000.   The  1994 gains,  resulting  primarily from  debt  securities redemptions, include no significant writedowns.

Life and Other Policy  Benefits:    Benefit expenses decreased  15.0% due to
lower life insurance benefit claims as previously described for the three month period. These expenses declined in 1994 to a level which is more consistent with prior Company experience . Comparative 1993 expenses were abnormally high due to adverse claims experience.

Amortization of Deferred Policy Acquisition Costs: This expense item represents the amortization of the costs of acquiring or producing new business which consists primarily of agents commissions. Such costs are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization for 1994 was $17,397,000 compared to $18,871,000 for 1993. The decrease in amortization in 1994 directly correlates to the decrease in policy surrenders and surrender charge revenues.


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


                        PART II.  OTHER INFORMATION

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Part 1 - Exhibit 11: Computation of Earnings Per Common Share

     (b) Reports on  Form 8-K:   There were no reports  on Form 8-K  filed
during the quarter ended June 30, 1994.



                                EXHIBIT 11

         NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 COMPUTATION OF EARNINGS PER COMMON SHARE
             For the Three Months Ended June 30, 1994 and 1993
                                (Unaudited)
                   (In Thousands Except Per Share Data)

                                               1994       1993

Earnings applicable to common shares:

  Net earnings                             $   10,194     13,746


Weighted average common shares outstanding      3,485      3,481


Earnings per common share:

  Net earnings                             $     2.93       3.95


                                EXHIBIT 11

         NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 COMPUTATION OF EARNINGS PER COMMON SHARE
              For the Six Months Ended June 30, 1994 and 1993
                                (Unaudited)
                   (In Thousands Except Per Share Data)

                                               1994       1993

Earnings applicable to common shares:

Earnings before cumulative effect of
change in accounting principle          $       18,705     24,081
Cumulative effect of change in
accounting for income taxes                         -       5,520

Net earnings                                    18,705     29,601


Weighted average common shares outstanding       3,485      3,481

Earnings per common share:

Earnings before cumulative effect of
change in accounting principle          $         5.37       6.92
Cumulative effect of change in
accounting for income taxes                         -        1.58

Net earnings                            $         5.37       8.50



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  National Western Life Insurance Company
                               (Registrant)








Date:  August 11, 1994        /S/ Ross R. Moody
                              Ross R. Moody
                              President and Chief Operating Officer



Date:  August 11, 1994        /S/ Robert L. Busby, III
                              Robert L. Busby, III
                              Senior Vice President -
                              Chief Administrative Officer,
                              Chief Financial Officer
                              and Treasurer