Form 10-Q
period 1994-09-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 1994-11-14
CIK 70684

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q


   [  x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 1994

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

Yes [ x  ]     No  [      ]


As of November 10, 1994, the number of shares of Registrant's common stock outstanding was: Class A - 3,284,672 and Class B - 200,000.





          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                   INDEX



Part I.  Financial Information:                                      Page

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets -
September 30, 1994 (Unaudited) and December 31, 1993

Condensed Consolidated Statements of Earnings -
For the Three Months Ended September 30, 1994 and 1993 (Unaudited)

Condensed Consolidated Statements of Earnings -
For the Nine Months Ended September 30, 1994 and 1993 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity -
For the Nine Months Ended September 30, 1994 and 1993 (Unaudited)

Condensed Consolidated Statements of Cash Flows -
For the Nine Months Ended September 30, 1994 and 1993 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)
Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Part II.  Other Information:

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 11 - Computation of Earnings per Common Share -
For the Three Months Ended September 30, 1994 and 1993 (Unaudited)

Exhibit 11 - Computation of Earnings per Common Share -
For the Nine Months Ended September 30, 1994 and 1993 (Unaudited)

Signatures





                       PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS

          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In Thousands)

                                                           (Unaudited)
                                                           September 30,     December 31,
                     ASSETS                                     1994             1993


 Cash and investments:
   Securities held to maturity, at amortized cost        $    1,626,748        1,787,360
   Securities available for sale, at fair value in 1994
   and aggregate market in 1993                                 305,456           39,355
   Trading securities, at fair value                             85,140          116,918
   Mortgage loans, net of allowances for possible
   losses ($6,290 and $6,849)                                   195,273          188,920
   Policy loans                                                 151,968          153,822
   Other long-term investments                                   28,198           43,921
   Securities purchased under agreements to resell              165,491          186,896
   Cash and short-term investments                                1,899           32,823

 Total cash and investments                                   2,560,173        2,550,015

 Brokerage trade receivables, net of allowances for
 possible losses ($1,000 and $123)                               12,754           55,163
 Accrued investment income                                       29,530           28,901
 Deferred policy acquisition costs                              282,774          287,711
 Other assets                                                    17,280           19,261

                                                         $    2,902,511        2,941,051


Note: The balance sheet at December 31, 1993 has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.





          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In Thousands Except Shares Outstanding)


                                                                  (Unaudited)
                                                                 September 30,     December 31,
        LIABILITIES AND STOCKHOLDERS' EQUITY                           1994             1993

 LIABILITIES:

 Future policy benefits:
     Traditional life and annuity products                     $      176,917          177,157
     Universal life and investment annuity contracts                2,140,492        2,115,352
 Other policyholder liabilities                                        21,714           24,211
 Short-term borrowings                                                 34,140           82,852
 Securities sold not yet purchased                                     87,627           78,835
 Securities sold under agreements to repurchase                       122,093          127,971
 Brokerage trade payables                                              11,049           39,422
 Federal income tax payable:
     Current                                                              -              4,823
     Deferred                                                           3,115            3,078
 Other liabilities                                                     31,907           44,632

 Total liabilities                                                  2,629,054        2,698,333


 COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 7)

 STOCKHOLDERS' EQUITY:

 Common stock:
     Class A - $1 par value; 7,500,000 shares authorized;
     3,284,672 shares issued and outstanding in 1994 and 1993           3,285            3,285
     Class B - $1 par value; 200,000 shares authorized,
     issued and outstanding in 1994 and 1993                              200              200
 Additional paid-in capital                                            24,356           24,356
 Net unrealized gains (losses) on investment securities                    30            (257)
 Retained earnings                                                    245,586          215,134

 Total stockholders' equity                                           273,457          242,718

                                                               $    2,902,511        2,941,051


Note:    The  balance  sheet  at  December 31, 1993 has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.





          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
           For the Three Months Ended September 30, 1994 and 1993
                                (Unaudited)
                  (In Thousands Except Per Share Amounts)

                                                                  1994         1993

 Premiums and other revenue:
     Life and annuity premiums                                $    4,834        4,645
     Universal life and investment annuity contract revenues      15,603       16,598
     Net investment income                                        49,155       44,361
     Brokerage revenues                                            7,594       23,148
     Other income                                                    749          730
     Realized gains on investments                                   382          964

 Total premiums and other revenue                                 78,317       90,446

 Benefits and expenses:
     Life and other policy benefits                                7,746        8,038
     Change in liabilities for future policy benefits                 28          121
     Amortization of deferred policy acquisition costs             7,715        8,503
     Universal life and investment annuity contract interest      31,245       34,074
     Other insurance operating expenses                            6,361        9,935
     Brokerage operating expenses                                  7,150       15,602

 Total benefits and expenses                                      60,245       76,273

 Earnings before Federal income tax                               18,072       14,173

 Provision for Federal income tax:
     Current                                                       5,107        3,346
     Deferred                                                      1,218        1,991

 Total Federal income tax expense                                  6,325        5,337

 Net earnings                                                 $   11,747        8,836

 Earnings per share of common stock:
 Net earnings                                                 $     3.37         2.54

See accompanying notes to condensed consolidated financial statements.




          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
           For the Nine Months Ended September 30, 1994 and 1993
                                (Unaudited)
                  (In Thousands Except Per Share Amounts)


                                                                        1994           1993

 Premiums and other revenue:
     Life and annuity premiums                                  $      14,003         14,572
     Universal life and investment annuity contract revenues           48,972         50,776
     Net investment income                                            142,255        135,322
     Brokerage revenues                                                35,382         70,189
     Other income                                                         957          1,526
     Realized gains on investments                                      2,486          2,277

 Total premiums and other revenue                                     244,055        274,662

 Benefits and expenses:
     Life and other policy benefits                                    24,250         27,447
     Decrease in liabilities for future policy benefits                 (240)          (385)
     Amortization of deferred policy acquisition costs                 25,112         27,374
     Universal life and investment annuity contract interest           95,880         98,829
     Other insurance operating expenses                                18,410         22,654
     Brokerage operating expenses                                      33,794         48,166

 Total benefits and expenses                                          197,206        224,085

 Earnings before Federal income tax                                    46,849         50,577

 Provision (benefit) for Federal income tax:
     Current                                                           16,587         19,577
     Deferred                                                           (190)        (1,917)

 Total Federal income tax expense                                      16,397         17,660

 Earnings before cumulative effect of change in
 accounting principle                                                  30,452         32,917
 Cumulative effect of change in accounting for income taxes               -            5,520

 Net earnings                                                   $      30,452         38,437

 Earnings per share of common stock:
 Earnings before cumulative effect of change in
 accounting principle                                           $        8.74           9.46
 Cumulative effect of change in accounting for income taxes               -             1.58

 Net earnings                                                   $        8.74          11.04

See accompanying notes to condensed consolidated financial statements.



          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           For the Nine Months Ended September 30, 1994 and 1993
                                (Unaudited)
                               (In Thousands)


                                                                1994           1993


 Common stock shares outstanding:
     Shares outstanding at beginning of year                    3,485          3,478
     Shares issued for stock bonus plan                           -                3

 Shares outstanding at end of period                            3,485          3,481


 Common stock:
     Balance at beginning of year                       $       3,485          3,478
     Shares issued for stock bonus plan                            -               3

 Balance at end of period                                       3,485          3,481

 Additional paid-in capital:
     Balance at beginning of year                              24,356         24,065
     Shares issued for stock bonus plan                           -              141

 Balance at end of period                                      24,356         24,206

 Net unrealized gains (losses) on investment securities
     Balance at beginning of year                               (257)            138
     Effect of change in accounting for investments
     in debt and equity securities                             26,610            -
     Change in unrealized losses on investment
     securities during the period                            (27,525)          (138)
     Net unrealized gain related to transfer of securities
     available for sale to securities held to maturity          1,380            -
     Amortization of net unrealized gain related to
     transferred securities                                     (178)            -

 Balance at end of period                                          30              0

 Retained earnings:
     Balance at beginning of year                             215,134        158,410
     Net earnings                                              30,452         38,437

 Balance at end of  period                                    245,586        196,847

 Total stockholders' equity                             $     273,457        224,534


See accompanying notes to condensed consolidated financial statements.




          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Nine Months Ended September 30, 1994 and 1993
                                (Unaudited)
                               (In Thousands)


                                                                1994             1993


 Cash flows from operating activities:
     Net earnings                                          $     30,452           38,437
     Adjustments to reconcile net earnings to net cash
     from operating activities:
     Universal life and investment annuity contract interest     95,880           98,829
     Surrender charges                                         (25,426)         (27,434)
     Realized gains on investments                              (2,486)          (2,277)
     Accrual and amortization of investment income             (10,355)            (642)
     Depreciation and amortization                                  768              589
     Decrease (increase) in insurance receivables
     and other assets                                             1,926          (2,647)
     Decrease (increase) in brokerage receivables, net           14,036          (1,149)
     Decrease (increase) in accrued investment income             (629)            3,115
     Decrease in deferred policy acquisition costs                6,585           11,166
     Decrease in liability for future policy benefits             (240)            (385)
     Increase (decrease) in other policyholder liabilities      (2,498)            1,802
     Decrease in Federal income tax payable                     (5,175)         (14,053)
     Decrease in other liabilities                             (12,724)         (20,113)
     Net decrease (increase) in repurchase agreements
     less related liabilities                                    24,319        (115,679)
     Decrease in trading securities                              31,778           81,502
     Other                                                         -               (156)

 Net cash provided by operating activities                      146,211           50,905

 Cash flows from investing activities:
     Proceeds from sales of:
        Securities available for sale                             7,362              -
        Investments in debt securities                              -             64,876
        Other investments                                        22,427            5,507
     Proceeds from maturities and redemptions of:
        Securities held to maturity                              54,801              -
        Securities available for sale                            55,723              -
        Investments in debt securities                              -            356,860
     Purchases of:
        Securities held to maturity                           (152,323)              -
        Securities available for sale                          (59,608)              -
        Investments in debt securities                              -          (436,978)
        Other investments                                       (7,114)         (11,164)
     Principal payments on mortgage loans                        20,933           10,931
     Cost of mortgage loans acquired                           (26,912)         (26,434)
     Decrease in policy loans                                     1,854              330
     Other                                                        (251)            (259)

 Net cash used in investing activities                         (83,108)         (36,331)


(Continued on next page)



          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
           For the Nine Months Ended September 30, 1994 and 1993
                                (Unaudited)
                               (In Thousands)



                                                             1994             1993


 Cash flows from financing activities:
     Increase (decrease) in short-term borrowings    $     (48,712)           41,416
     Deposits to account balances for universal life
     and investment annuity contracts                       111,141           95,341
     Return of account balances on universal life
     and investment annuity contracts                     (156,456)        (168,538)

 Net cash used in financing activities                     (94,027)         (31,781)

 Net decrease in cash and short-term investments           (30,924)         (17,207)
 Cash and short-term investments at beginning of year        32,823           31,203

 Cash and short-term investments at end of period    $        1,899           13,996



See accompanying notes to condensed consolidated financial statements.




          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1. The accompanying condensed consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly-owned subsidiaries (the Company), The Westcap Corporation and Commercial Adjusters, Inc. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1994, and the results of its operations for the three months and nine months ended September 30, 1994 and 1993 and its cash flows for the nine months ended September 30, 1994 and 1993.

2. The results of operations for the three months and nine months ended September 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

3. The Company paid no cash dividends on common stock during the nine months ended September 30, 1994 and 1993.

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

Effective  January  1,  1994,  the  Company  adopted  SFAS  No.  115.  Upon adoption, approximately 60% of the Company's insurance operations debt securities were reported as securities available for sale with the remainder classified as securities held to maturity. The Company's relatively small holdings of equity securities were also reported as securities available for sale. Trading securities were composed entirely of securities from the Company's brokerage operations. There was no change in accounting policy for the trading securities as they were already being recorded at fair value with fair value changes reflected in earnings.

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

                                                                    January 1,
                                                                       1994
                                                                  (In thousands)



           Fair value adjustment to investments in
           debt and equity securities                         $         93,788
           Less:
               Decrease in deferred policy acquisition costs          (52,849)
               Increase in deferred federal income taxes              (14,329)

           Effect of change in accounting
           in debt and equity securities for investments      $         26,610


At July 31, 1994, the Company transferred debt securities with market values totaling $805 million from securities available for sale to securities held to maturity. There were no changes in classifications of the Company's equity or trading securities. Securities available for sale now represent 15% of the Company's insurance operations debt securities as compared to 60% prior to the transfers. The lower holdings of securities available for sale will significantly reduce the Company's exposure to equity volatility while still providing securities for liquidity and asset/liability management purposes. The transfers of securities were recorded at market values in accordance with SFAS No. 115. This statement requires that the unrealized holding gain or loss at the date of the transfer continue to be reported in a separate component of stockholders' equity but shall be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount. The amortization of an unrealized holding gain or loss reported in equity will offset or mitigate the effect on interest income of the amortization of the premium or discount for the held-to-maturity securities. The transfer of securities from available for sale to held to maturity had no effect on net earnings of the Company. However, stockholders' equity was adjusted as follows:


                                                                  (In thousands)


           Fair value adjustment to securities
           transferred at July 31, 1994                           $      3,898
           Less:
               Decrease in deferred policy acquisition costs           (1,775)
               Increase in deferred federal income taxes                 (743)

           Net unrealized gain related to securities transferred
           to held to maturity at July 31, 1994                          1,380

           Less:
               Amortization of net unrealized gain for the
               period August 1 to September 30, 1994                     (178)

           Net unrealized gain related to securities transferred
           to held to maturity at September 30, 1994              $      1,202



Net unrealized gains (losses) on investment securities included in stockholders' equity at September 30, 1994 and December 31, 1993 are as follows:


                                                        September     December
                                                          1994          1993
                                                            (In thousands)


           Gross unrealized gains                  $       5,777         1,708
           Gross unrealized losses                      (10,577)       (2,176)
           Adjustments for:
               Deferred policy acquisition costs           2,997           -
               Deferred Federal income taxes                 631           211

                                                         (1,172)         (257)

           Net unrealized gain related to securities
           transferred to held to maturity                 1,202          -

           Net unrealized gains (losses) on
           investment securities                   $          30         (257)



5. The Company's brokerage subsidiary, The Westcap Corporation, incurred trading losses during March, 1994, totaling $4,394,000, net of taxes and related expenses. These trading losses have been recorded in the consolidated financial statements for the three months ended March 31, 1994, and nine months ended September 30, 1994. As a result of these losses, the Company has purchased an additional $4,400,000 of preferred stock of The Westcap Corporation in 1994 and has agreed to provide a $3,000,000 line of credit to Westcap. This infusion of capital was important in order for Westcap to maintain its normal capital position, which is well in excess of required financial operating ratios.

6. On March 25, 1994, the Community College District No. 508, County of Cook and State of Illinois (The City Colleges) filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against National Western Life Insurance Company and subsidiaries
of  The  Westcap  Corporation.    The  suit  seeks rescission of securities
purchase transactions by The City Colleges from Westcap between September 9, 1993 and November 3, 1993, alleged compensatory damages, punitive damages, injunctive relief, declaratory relief, fees and costs. Westcap and the Company are of the opinions that Westcap has adequate documentation to validate all such securities purchase transactions by The City Colleges, and that Westcap and the Company each have adequate defenses to the
litigation.    Although  the  alleged  damages  would  be  material  to the
Company's financial position, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. A judicial ruling favorable to Westcap was recently made requiring resolution of the suit against Westcap through binding arbitration. The lawsuit against National Western Life was suspended pending determination of the arbitration proceeding against Westcap.

7. On August 5, 1994, the Sarasota-Manatee Airport Authority filed a complaint in the United States District Court, Middle District of Florida, Tampa Division, against National Western Life Insurance Company, The Westcap Corporation and subsidiaries of Westcap. The suit seeks rescission of securities purchase transactions by the Sarasota-Manatee Airport Authority from Westcap, judgment for damages, or such other relief as the court may deem appropriate. Westcap and the Company are of the opinions that Westcap has adequate documentation to validate all such securities purchase transactions by Sarasota-Manatee Airport Authority, and that Westcap and the Company each have adequate defenses to the litigation. Although the alleged damages would be material to Westcap's financial position, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time.




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

Securities the Company purchases with the intent to hold to maturity are classified as securities held to maturity. Because the Company has strong cash flows and matches expected maturities of assets and liabilities, the Company has the ability to hold the securities as it would be unlikely that forced sales of securities would be required prior to maturity to cover payments of liabilities. As a result, fixed maturities are carried at amortized cost less declines in value that are other than temporary. However, certain situations may change the Company's intent to hold a p a rticular security to maturity, the most notable of which is a deterioration in the issuer's creditworthiness. Accordingly, a security may be sold to avoid a further decline in realizable value when there has been a significant change in the credit risk of the issuer.

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

Portfolio Analysis

At September 30, 1994, securities held to maturity totaled $1.627 billion or 63.5% of total invested assets. The fair value of these securities was $1.537 million which reflects gross unrealized losses of $90 million. The unrealized losses within this portfolio result from increases in market interest rates during 1994. These gross unrealized losses are partially offset by $1,202,000 of net unrealized gains at September 30, 1994 recorded as a separate component of stockholders' equity resulting from the transfer of securities from available for sale to held to maturity as described in the notes to the financial statements.

Securities available for sale totaled $305 million at September 30, 1994, or 11.9% of total invested assets. Equity securities, which are included in securities available for sale, continue to be a small component of the Company's total investment portfolio totaling only $27 million. Securities available for sale are reported in the accompanying financial statements at fair value with changes in values reported as a separate component of stockholders' equity. As previously described in the notes to the financial statements, at July 31, 1994, the Company transferred securities with market values totaling $805 million from securities available for sale to securities held to maturity. The lower holdings of securities available for sale will significantly reduce the Company's exposure to equity volatility while still providing securities for liquidity and asset/liability management purposes. The transfer resulted in locking in a net unrealized gain totaling $1,380,000 as a separate component of stockholders' equity which is subsequently being amortized. The net unrealized loss of the remaining securities available for sale was $1,172,000 at September 30, 1994.

The Company's insurance operations do not maintain a trading securities portfolio. All trading securities reported in the accompanying financial statements are held by the Company's brokerage subsidiary, The Westcap Corporation. These securities totaled $85.1 million at September 30, 1994, or 3.3% of total invested assets. Net decreases in the fair values of these securities totaled approximately $1.9 million for the quarter ended September 30, 1994, and have been included in earnings.

The Company's insurance operations maintain a diversified debt securities portfolio which consists of various types of fixed income securities including primarily U.S. government, public utilities, corporate and mortgage-backed securities. Investments in mortgage-backed securities include U.S. government and private issue mortgage-backed pass-through securities as well as collateralized mortgage obligations (CMOs). Mortgage-backed securities are subject to prepayment risk which can affect portfolio yields. However, the Company substantially reduced its prepayment risk in 1993 by investing primarily in collateralized mortgage obligations which have more predictable cash flow patterns than pass-through securities. The Company increased its holdings of planned amortization class I (PAC I) CMOs which are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. This is achieved by redirecting prepayments to other CMO classes. Due to this strategy and increases in market interest rates, the Company has experienced lower principal prepayments in the first nine months of 1994.

PAC I tranches continue to account for over 80% of the total CMO portfolio as of September 30, 1994. The CMOs that the Company purchases are modeled and subjected to detailed, comprehensive analysis by the Company's investment staff before any investment decision is made. The overall structure of the entire CMO is evaluated, and an average life sensitivity analysis is performed on the individual tranche being considered for purchase under increasing and decreasing interest rate scenarios. This analysis provides information used in selecting securities that fit appropriately within the Company's investment philosophy and asset/liability management parameters. Based on investment philosophy and current asset/liability analysis, the Company is limiting it holdings in CMOs to its present level of approximately 36% of invested assets of the insurance operations. The Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension and credit risks.

The Company also experienced increased calls in 1993 primarily in public utilities holdings. The Company responded in 1993 with an active approach in managing future call risk by investing the call proceeds in a more diverse group of companies with increased call protection. As a result, the Company's utilities holdings as a percentage of the entire portfolio was reduced significantly. The Company's restructuring of this portion of the portfolio and increases in market interest rates have been the major factors in the reduction of calls in the nine months ended September 30, 1994.

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


                                           Below Investment
                                         Grade Debt Securities
                                                             % of
                                   Carrying    Market     Invested
                                     Value      Value       Assets
                                           (In thousands)



           September 30, 1994    $   26,138     24,414          1.0%

           December 31, 1993     $   24,261     24,223          1.0%



The level of investments in debt securities which are in default as to principal or interest payments is indicative of the Company's minimal holdings of below investment grade debt securities. At September 30, 1994, and December 31, 1993, securities with principal balances totaling only $3,151,000 were in default and on non-accrual status.

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

Portfolio Analysis

The Company held net investments in mortgage loans totaling $195,273,000 and $188,920,000, or 7.6% and 7.4% of total invested assets, at September 30, 1994, and December 31, 1993, respectively. The loans are real estate mortgages substantially all of which are related to commercial properties and developments and have fixed interest rates.

As of September 30, 1994, the allowance for possible losses on mortgage loans was $6,290,000. Additions of $135,000 were made to the allowance in the quarter ended September 30, 1994. While management uses available information to recognize losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the region which includes Texas, Louisiana, Oklahoma, and Arkansas.

The Company currently places all loans past due three months or more on a non-accrual status, thus recognizing no interest income on the loans. At September 30, 1994, and December 31, 1993, the Company had approximately $1,762,000 and $4,191,000, respectively, of mortgage loan principal balances on a non-accrual status. For the three months ended September 30, 1994 and 1993, the approximate reduction in interest income associated with non-accrual loans was as follows:


                                                     Three Months Ended
                                                        September 30,
                                                      1994        1993
                                                       (In thousands)



           Interest income at contract rate      $      88         522
           Interest income recognized                   74         213

           Interest income not accrued           $      14         309


In addition to the non-accrual loans, the Company had mortgage loans with restructured terms totaling approximately $17,768,000 and $14,257,000 at September 30, 1994, and December 31, 1993, respectively. For the three months ended September 30, 1994 and 1993, the approximate reduction in interest income associated with restructured loans was as follows:



                                                         Three Months Ended
                                                            September 30,
                                                           1994        1993
                                                            (In thousands)


           Interest income under original terms        $     505         414
           Interest income recognized                        451         363

           Reduction in interest income                $      54          51



The Company owns real estate that was acquired through foreclosure and through direct investment totaling approximately $21,024,000 and $22,672,000 at September 30, 1994, and December 31, 1993, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized operating losses on these properties of approximately $264,000 and $94,000 for the three months ended September 30, 1994 and 1993, respectively. The Company does not anticipate significant changes in these operating results in the near future.

The Company monitors the conditions and market values of these properties on a regular basis. Realized losses totaling $154,000 were recognized due to declines in values of properties for the three months ended September 30, 1994. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed. However, the amounts expended for this maintenance have not had a significant impact on the Company's liquidity and capital resources, and such maintenance is not foreseen to have a significant impact in the near future.

RESULTS OF OPERATIONS

The significant changes and fluctuations between the three months ended September 30, 1994 and 1993 are described in detail as follows:

Premium Revenues: This revenue category represents the premiums on traditional type products. However, sales in most of the Company's markets have moved toward non-traditional types such as universal life and investment annuities. Although premium revenues increased slightly in the third quarter of 1994, this move in market direction has resulted in a decrease in revenues in this category over the past several years.

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

In addition to the decrease in surrender charge revenues described above, the Company has experienced a decline in universal life and investment annuity deposits over the past several years. Much of the decline is due to the discontinuance of the Company's two-tier annuity products in 1992 and increased competition due to market interest rate conditions. However, the Company continues to develop new annuity and life products and continues to contract with new independent marketing organizations to further strengthen and diversify distribution channels for the sale of such products. The Company also increased annuity marketing efforts in the second quarter of 1994 through personnel additions and product enhancements. As a result, universal life and investment annuity deposits collected increased in the third quarter of 1994. Deposits collected for the quarters ended September 30, 1994 and 1993 were 60.0 million and $35.1 million, respectively.

Net Investment Income: Net investment income increased $4,794,000 from $44,361,000 in 1993 to $49,155,000 in 1994. Net investment income was up primarily due to yield and amortization adjustments on mortgage-backed securities and increases in invested assets. The yield and amortization adjustments were made in accordance with Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." The adjustments are made to reflect changes in mortgage-backed securities prepayment levels, caused by changes in market interest rates, which affect average lives, yields and amortization periods of the securities.

Brokerage Revenues and Expenses: Third quarter 1994 net earnings from the Company's brokerage subsidiary, The Westcap Corporation, totaled $288,000 or $0.08 per share compared to $4,980,000 or $1.43 per share for the third quarter of 1993. Adverse bond market conditions due to increasing market interest rates is the major factor for the lower earnings for the subsidiary.

Realized Gains on Investments: The Company had realized gains of $382,000 in 1994 compared to $964,000 in 1993. The 1994 realized gains consist primarily of gains on real estate sales. The 1994 and 1993 gains are net of write-downs totaling $289,000 and $1,471,000, respectively, relating to real estate, mortgage loans and investments in debt securities.

Other Insurance Operating Expenses: Other insurance operating expenses were down over 35% as third quarter 1993 expenses included a charge of $3,700,000 for state guaranty fund assessments relating to insolvent companies.

The significant changes and fluctuations between the nine months ended September 30, 1994 and 1993 are described in detail as follows:

Universal Life and Investment Annuity Contract Revenues: Consistent with the third quarter 1994 results described above, universal life and investment annuity contract revenues have declined approximately 3.6% from 1993 due primarily to lower policy surrenders resulting in reduced surrender charge revenues.

Net Investment Income: Net investment income increased from the 1993 amount for the same reasons as previously described for the three month period. Rising market interest rates during the nine month period ended September 30, 1994, has had a minimal effect on investment income.

Brokerage Revenues and Expenses: Net earnings from The Westcap Corporation for the nine month period ended September 30, 1994, totaled $1,032,000 or $0.29 per share compared to $14,523,000 or $4.17 per share for the same period of 1993. The significant decrease in brokerage earnings is due to trading losses incurred during March, 1994, totaling $4,394,000, net of taxes and related expenses, and adverse bond market conditions due to increasing market interest rates as previously described.

Other Income: Other income was higher in 1993 as it includes non-recurring proceeds from two lawsuit settlements totaling $1,420,000.

Realized Gains on Investments: Realized gains on investments of $2.5 million were recorded in 1994 as compared to $2.3 million for the same period of 1993. The 1993 gains are net of write-downs relating to real estate, mortgage loans and investments in debt securities totaling
$5,853,000. The 1994 gains, resulting primarily from debt securities redemptions, include no significant writedowns.

Life and Other Policy Benefits: Benefit expenses decreased 11.6% due primarily to lower life insurance benefit claims. These expenses declined in 1994 to a level which is more consistent with prior Company experience. Comparative 1993 expenses were abnormally high due to adverse claims experience.

Amortization of Deferred Policy Acquisition Costs: This expense item represents the amortization of the costs of acquiring or producing new business which consists primarily of agents commissions. The majority of such costs are amortized in direct relation to the anticipated future gross
profits of the applicable  blocks  of  business.    Amortization  for 1994
was $25,112,000 compared to $27,374,000 for 1993. The decrease in amortization in 1994 directly correlates to the decrease in policy surrenders and surrender charge revenues.

Other Insurance Operating Expenses: These expenses were down in 1994 as the 1993 amount includes charges for state guaranty fund assessments as previously described for the three month period.


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

Most of the Company's assets, other than policy loans and deferred policy acquisition costs, are invested in bonds and other securities, substantially all of which are readily marketable. Although there is no present need or intent to dispose of such investments, the Company could liquidate portions of the investments should the need arise subject to the accounting and disclosure requirements of SFAS No. 115. Additionally, the Company has use of the line of credit for short-term liquidity needs for periods not exceeding 30 days. The Company expects future cash flows to be adequate to meet the demands for funds.

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



                        PART II.  OTHER INFORMATION

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Part 1 - Exhibit 11: Computation of Earnings Per Common Share

     (b) Part 1 - Exhibit 27: Financial Data Schedule: This schedule was included only in the electronic filing for the purposes of the Securities and Exchange Commission.

     (c) Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended September 30, 1994.




                                 EXHIBIT 11

          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  COMPUTATION OF EARNINGS PER COMMON SHARE
           For the Three Months Ended September 30, 1994 and 1993
                                (Unaudited)
                    (In Thousands Except Per Share Data)



                                                              1994       1993

 Earnings applicable to common shares:

   Net earnings                                          $   11,747      8,836


 Weighted average common shares outstanding                   3,485      3,481


 Earnings per common share:

   Net earnings                                          $     3.37       2.54




                                 EXHIBIT 11

          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  COMPUTATION OF EARNINGS PER COMMON SHARE
           For the Nine Months Ended September 30, 1994 and 1993
                                (Unaudited)
                    (In Thousands Except Per Share Data)



                                                             1994       1993

 Earnings applicable to common shares:

   Earnings before cumulative effect of
   change in accounting principle                        $   30,452     32,917
   Cumulative effect of change in
   accounting for income taxes                                 -         5,520

   Net earnings                                          $   30,452     38,437


 Weighted average common shares outstanding                   3,485      3,481


 Earnings per common share:

   Earnings before cumulative effect of
   change in accounting principle                        $     8.74       9.46
   Cumulative effect of change in income taxes                  -         1.58

   Net earnings                                          $     8.74      11.04




                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  National Western Life Insurance Company

                                (Registrant)




Date:  November 10, 1994      /S/ Ross R. Moody
                              Ross R. Moody
                              President and Chief Operating Officer



Date:  November 10, 1994      /S/ Robert L. Busby, III
                              Robert L. Busby, III
                              Senior Vice President -
                              Chief Administrative Officer,
                              Chief Financial Officer
                              and Treasurer