Form 10-K
NATIONAL WESTERN LIFE INSURANCE CO
filed 1995-03-31
CIK 70684

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-K


  [  X  ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the Fiscal Year Ended December 31, 1994

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

Securities registered pursuant to Section 12(g) of the Act:  EXEMPT

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

The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant at March 20, 1995, was approximately $78,660,000.

As of   March 20, 1995,  the number of  shares of Registrant's  common stock outstanding was: Class A - 3,288,192 and Class B - 200,000.





                                   PART I

                              ITEM 1. BUSINESS

(a) General

Life Insurance Operations

National Western Life Insurance Company (hereinafter referred to as "National Western", "Company", or "Registrant") is a life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-three states and the District of Columbia. National Western also accepts applications from and issues policies to residents of several Central and South American countries. Such policies are accepted and issued in the United States. During 1994, the Company recorded approximately $241 million in premium revenues, universal life, and investment annuity contract deposits. New life insurance issued during 1994 approximated $1.2 billion and the total amount in force at year-end 1994 was $7.7 billion. As of December 31, 1994, the Company had total consolidated assets of approximately $2.9 billion.

Competition: The life insurance business is highly competitive and National Western competes with over 2,000 stock and mutual companies. Mutual companies may have certain competitive advantages over stock companies in that the policies written by them are participating policies and their profits inure to the benefit of their policyholders. The Company also writes participating policies; however, participating policies represent only 1% of the Company's life insurance in force at December 31, 1994. The Company believes that its premium rates and its policies are generally competitive with those of other life insurance companies selling similar types of insurance.

Best's Agents Guide To Life Insurance Companies, an authoritative life insurance publication, lists companies by total admitted assets and life insurance in force. As of December 31, 1993, the most recent date for which information is available, National Western ranked 136 in total admitted assets and 249 in life insurance in force among approximately 2,000 life insurance companies domiciled in the United States.

In addition to competition within the life insurance industry, National Western and other insurance companies face competition from other industries. In recent years, there has been increased interest in the banking industry to directly market annuities. The banking industry continues to press for changes in current regulations to allow for increased rights to market and issue annuities. Such regulation changes could result in increased competition for National Western and the life insurance industry.

Annuities are often used as long-term, tax deferred investment vehicles and in retirement planning. As a result, other investment types can be competitive products to annuities. For example, the recent growth and popularity of mutual funds has attracted large amounts of investment funds over the past several years, particularly during periods of declining market interest rates. Many mutual funds also allow tax deferred features through individual retirement accounts, 401(k) plans and other qualified methods.

Agents and Employees: National Western has 231 full-time employees at its principal executive office. Its insurance operations are conducted primarily through broker-agents, which numbered 6,716 at December 31, 1994. The agency operations are supervised by Senior Vice Presidents of domestic and international marketing. The Company's agents are independent contractors who are compensated on a commission basis. General agents receive overwriting first year and renewal commissions on business written by agents under their supervision. The ratio of agents' expenses to premium revenues, universal life, and investment annuity contract deposits before deferral of related acquisition costs were as follows:

                                   Years Ended
                                   December 31,
                             1994     1993      1992



 Commissions                    15%      17%       17%

 Other underwriting expenses     7%       9%        7%

 Totals                         22%      26%       24%


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

Geographical Distribution of Business: For the year 1994, insurance and annuity policies held by residents of the State of Texas accounted for 16% of premium revenues, universal life, and investment annuity contract deposits from direct business, while policies held by residents of California and Illinois accounted for approximately 12% and 4%, respectively. All other states of the United States accounted for 46% of premium revenues and deposits from direct business. The remaining 22% of premium revenues, universal life, and investment annuity contract deposits were derived from the Company's policies issued to foreign nationals.

Approximately 72% of the life insurance face amount issued by the Company during 1994 was written through international insurance brokers acting as independent contractors. Foreign business is solicited by various independent brokers, primarily in Central and South America, and forwarded to the United States for acceptance and issuance. The Company maintains strict controls on the business it accepts from such foreign independent brokers, as well as its underwriting procedures for such business. A currency clause is included in each foreign policy stating that premium and claim "dollars" refer to lawful currency of the United States of America. Traditional and universal life products are sold in the international market to individuals in upper socioeconomic classes. By marketing exclusively to this group, sales typically produce a higher average policy size, strong persistency, and claims experience similar to that in the United States.

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

The following table shows investment results for insurance operations for the periods indicated:


                                                               Net
               Invested                   Realized         Unrealized
              Assets of        Net      Gains (Losses)     Appreciation
  Calendar    Insurance    Investment        On              Increase
    Year      Operations    Income (*)   Investments        (Decrease)
                          (In thousands)

    1994  $    2,343,827       190,021        1,626        (1,942)
    1993       2,237,687       180,252        3,206          (395)
    1992       2,200,518       184,149       15,710           237
    1991       2,025,997       176,443        9,360           527
    1990       1,811,907       159,938      (17,071)         (264)

(*) Net investment income is after deduction of investment expenses, but before realized gains (losses) on investments and Federal income taxes.


The following table shows the percentage distribution of insurance operation investments:

                                                   December 31,

                                    1994      1993    1992     1991     1990


Securities held to maturity          68.5%    79.9%   77.5%    77.1%    81.7%
Securities available for sale        15.1      1.8     4.7       -        -
Mortgage loans                        8.1      8.4     8.1      7.8      6.4
Policy loans                          6.5      6.9     7.2      7.7      8.2
Other investments                     1.8      3.0     2.5      7.4      3.7

Totals                              100.0%   100.0%  100.0%   100.0%   100.0%


Regulation: The Company is subject to regulation by the supervisory agency of each state or other jurisdiction in which it is licensed to do business. These agencies have broad administrative powers, including the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, the form and content of mandatory financial statements, capital, surplus, and reserve requirements, as well as the previously mentioned regulation of the types of investments which may be made. The Company is required to file detailed financial reports with each state or jurisdiction in which it is licensed, and its books and records are subject to examination by each. In accordance with the insurance laws of the various states in which the Company is licensed and the rules and practices of the National Association of Insurance Commissioners, examination of the Company's records routinely takes place every three to five years. These examinations are supervised by the Company's domiciliary state, with representatives from other states participating. The most recent examination of National Western was completed in 1994 and covered the six-year period ended December 31, 1992. The states of Colorado and Delaware participated. A final report disclosing the examination results was received by the Company in March, 1995. The report contained no adjustments or issues which would have a significant, negative impact on the operations of the Company.

Regulations that affect the Company and the insurance industry are often the result of efforts by the National Association of Insurance Commissioners (the NAIC). The NAIC is an association of state insurance commissioners, regulators and support staff that acts as a coordinating body for the state insurance regulatory process. Recently, increased scrutiny has been placed upon the insurance regulatory framework, and certain state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance companies. In light of recent legislative developments, the NAIC and state insurance regulators have begun re-examining existing laws and regulations, specifically focusing on insurance company investments and solvency issues, statutory policy reserves, reinsurance, risk-based capital guidelines, interpretations of existing laws, the development of new laws, and codification of prescribed statutory accounting principles.

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

Brokerage Operations

The Westcap Corporation, a wholly owned subsidiary of the Company, is a brokerage firm headquartered in Houston, Texas, with 119 employees. With branch offices in Seattle, Washington and Morris Plains, New Jersey, The Westcap Corporation provides investment products and financial services to a nationwide customer base. Its wholly owned subsidiaries include Westcap Securities Investment, Inc. (Westcap Investment), Westcap Securities Management, Inc. (Westcap Management), and Westcap Mortgage Company (Westcap Mortgage). Westcap Investment and Westcap Management own 100% of the partnership interest in Westcap Securities, L.P.

Westcap Securities, L.P. is primarily a dealer in municipal and corporate bonds and collateralized mortgage obligations and a secondary market dealer in obligations issued or guaranteed by the U.S. government or its agencies. The limited partnership is subject to regulation by the Securities and Exchange Commission (SEC) and the National Association of Securities Dealers, and it is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which
requires the maintenance of  minimum net capital.   Westcap Securities, L.P.
has elected to be subject to the Alternative Net Capital requirement which requires the partnership to, at all times, maintain net capital equal to the greater of $250,000 or 2% of aggregate debit items computed in accordance with the formula for the determination of Reserve Requirements for Brokers
and Dealers.    At September  30,  1994, its  most  recent fiscal  year-end,
Westcap Securities, L.P. had net capital of $8,423,000 which was $8,173,000 in excess of its required net capital of $250,000.

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

The Westcap Corporation's client base includes financial institutions, public funds, private and public pensions, insurance companies and various other types of institutional investors. Westcap offers a complete mix of debt securities, including mortgage-backed securities, U.S government and federal agency issues, collateralized mortgage obligations (CMOs), municipal securities, corporate bonds and certificates of deposit. Westcap's competition includes regional and national brokerage firms.

(b) Financial Information About Industry Segments

Information concerning the Company's two industry segments follows:


                         Life
                      Insurance        Brokerage                 Consolidated
                      Operations      Operations    Eliminations  Amounts
                                     (In thousands)


Gross revenues:
          1994       $  278,431        40,208         (1,673)      316,966
          1993          273,363       105,923         (1,656)      377,630
          1992          279,882       123,094         (1,499)      401,477

Net earnings(loss):
          1994       $   37,172        (2,936)           -          34,236
          1993           34,892        21,832            -          56,724
          1992           36,683        26,728            -          63,411
Identifiable assets:
          1994       $2,702,184       232,057        (19,187)    2,915,054
          1993        2,590,537       372,301        (21,787)    2,941,051
          1992        2,554,850       164,002        (20,355)    2,698,497


Other information concerning these industry segments  is included in Item 1.
(a).

(c) Narrative Description of Business

Included in Item 1.(a).

(d) Financial Information About  Foreign and Domestic  Operations and Export
Sales

Included in Item 1.(a).


                             ITEM 2. PROPERTIES

The Company leases 72,000 square feet of office space in Austin, Texas, for $477,600 per year plus taxes, insurance, maintenance, and other operating costs less the amortization of the deferred gain of $325,000 which arose from the sale and lease-back of the property in 1984. This lease expires in 2000.

The Company's brokerage subsidiary, Westcap, leases its office facilities in Houston, Texas, under a lease which terminates in 1997. The total leased space is approximately 38,600 square feet. Westcap also leases several small branch office spaces in various cities. The annual lease cost for all locations through the year 1997 will range from approximately $251,000 to $618,000.


                         ITEM 3. LEGAL PROCEEDINGS

On March 28, 1994, the Community College District No. 508, County of Cook and State of Illinois (The City Colleges) filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against National Western Life Insurance Company (the Company) and subsidiaries of The Westcap Corporation. The suit seeks rescission of securities purchase transactions by The City Colleges from Westcap between September 9, 1993 and November 3, 1993, alleged compensatory damages, punitive damages, injunctive relief, declaratory relief, fees and costs.
National Western is named as a "controlling person" of the Westcap defendants. On February 1, 1995, the complaint was amended to add a RICO count for treble damages and claims under the Texas securities and consumer fraud laws, and to add additional defendants. Westcap and the Company are of the opinions that Westcap has adequate documentation to validate all such securities purchase transactions by The City Colleges, and that Westcap and the Company each have adequate defenses to the litigation. Although the alleged damages would be material to the Company's and Westcap's financial positions, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. A judicial ruling favorable to Westcap has been made requiring resolution of the suit against Westcap through binding arbitration. The lawsuit against the Company was suspended pending determination of the arbitration proceeding against Westcap.

On August 5, 1994, the Sarasota-Manatee Airport Authority filed a complaint in the United States District Court, Middle District of Florida, Tampa Division, against National Western Life Insurance Company (the Company), The Westcap Corporation and subsidiaries of Westcap. The suit seeks rescission of securities purchase transactions by the Sarasota-Manatee Airport Authority from Westcap, judgment for damages, or such other relief as the court may deem appropriate. The Company is named as a "controlling person" of the Westcap defendants. The Company and Westcap have answered the complaint and denied all material allegations. Westcap and the Company are of the opinions that Westcap has adequate documentation to validate all such securities purchase transactions by Sarasota-Manatee Airport Authority, and that Westcap and the Company each have adequate defenses to the litigation. Although the alleged damages would be material to Westcap's financial position, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The litigation is in early stages of discovery.

On February 1, 1995, the San Antonio River Authority (SARA) filed a complaint in the 285th Judicial District Court, Bexar County, Texas, against
Kenneth William  Katzen       (Katzen),  Westcap  Securities   ,  L.P.,  The
Westcap Corporation (Westcap), and National Western Life Insurance Company
(the Company). The suit alleges that Katzen and Westcap sold mortgage-backed security derivatives to SARA and misrepresented these securities to SARA.
The suit alleges violations of the Federal Securities Act, Texas Securities Act, Deceptive Trade Practices Act, breach of fiduciary duty, fraud,
negligence, breach   of  contract, and seeks attorney's   fees.   The Company is
named as a "controlling person" of the Westcap  defendants.   Westcap and the
Company are of the opinions that Westcap has adequate documentation to validate all securities purchases by SARA and that the Company and Westcap have adequate defenses to such suit. Although the alleged damages would be material to Westcap's financial condition, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The Company and Westcap have denied all allegations and there has been no discovery at this time.

The Westcap Corporation and Westcap Securities, L.P. are also defendants in several other pending lawsuits which have arisen in the ordinary course of its business. Westcap Securities, L.P. has also been notified of several arbitration claims filed with the National Association of Securities Dealers. After reviewing the lawsuits and arbitration filings with outside counsel, management believes it has adequate defenses to each of the claims. Although the alleged damages would be material to the financial position of The Westcap Corporation, a reasonable estimate of actual loss which may result from any of these claims cannot be made at this time. Accordingly, no provision for any liability that may result from these actions has been recognized in the consolidated financial statements.

No other legal proceedings presently pending by or against the Company or its subsidiaries are described, because management believes the outcome of such litigation should not have a material adverse effect on the financial position of the Company or its subsidiaries taken as a whole.


                  ITEM 4. SUBMISSION OF MATTERS TO A VOTE
                            OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal 1994 to a vote of the Company's security holders.


                                  PART II

               ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY
                      AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The principal market on which the common stock of the Company is traded is The Nasdaq Stock Market under the symbol: NWLIA. The high and low sales prices for the common stock for each quarter during the last two years are shown in the following table:


                                 High      Low


1994:  First Quarter       $   48        37
       Second Quarter          40-1/2    33-3/4
       Third Quarter           38        34-1/4
       Fourth Quarter          38-1/4    30


1993: First Quarter        $   61        44-1/2
      Second Quarter           58        30-1/4
      Third Quarter            49-1/4    38-1/2
      Fourth Quarter           55-1/4    44-1/4


These  quotations  represent  prices  in  the   market  between  dealers  in
securities, do not include retail markup, markdown, or commission, and do not necessarily represent actual transactions.

(b) Equity Security Holders

The number of stockholders of record on December 31, 1994, was as follows:

            Class A Common Stock     7,160
            Class B Common Stock         2

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


                      ITEM 6. SELECTED FINANCIAL DATA

The following five-year financial summary includes comparative amounts taken from the audited financial statements:


                                          Years Ended December 31,
                                  1994     1993     1992     1991     1990
                                   (In thousands except per share amounts)


Revenues:
 Life and annuity premiums  $       18,938   18,624   21,365   21,525   22,895
 Universal life and investment
 annuity contract revenues          64,711   67,778   56,543   44,627   33,777
 Net investment income             190,021  180,252  184,149  176,443  159,938
 Brokerage revenues                 40,208  105,923  123,094   43,837   25,681
 Other income                        1,462    1,847      616      848      578
 Realized gains (losses)
 on investments                      1,626    3,206   15,710    9,360  (17,071)
Total revenues                     316,966  377,630  401,477  296,640  225,798
Expenses:
 Policyholder benefits              32,790   34,646   34,234   31,908   31,070
 Amortization of deferred
 policy acquisition costs           32,131   33,159   25,085   16,852    9,263
 Universal life and investment
 annuity contract interest         129,064  130,875  135,792  143,018  128,150
 Other insurance
 operating expenses                 29,394   28,959   27,870   32,897   36,455
 Brokerage operating expenses       40,161   72,310   82,561   34,549   22,816
Total expenses                     263,540  299,949  305,542  259,224  227,754

Provision for Federal
income taxes                        19,190   26,477   32,524   11,170    1,099
Earnings (loss) before
cumulativeeffect of change
in accounting principle and
discontinued opertions              34,236   51,204   63,411   26,246   (3,055)
Cumulative  effect  of
change in accounting for
income taxes                           -      5,520      -        -        -
Loss from discontinued
operations                             -        -        -       (488)  (1,695)
Net earnings (loss)      $         34,236    56,724   63,411   25,758   (4,750)

Per Share:

Earnings (loss) before cumulative
effect of change in accounting
principle and
discontinued opertions   $          9.82      14.71    18.23     7.55    (0.88)
Cumulative effect of
change in accounting for
income taxes                           -       1.58      -        -        -
Loss from discontinued
operations                             -        -        -      (0.14)   (0.49)
Net earnings (loss)      $          9.82      16.29    18.23     7.41    (1.37)




Total assets          $   2,915,054   2,941,051   2,698,497   2,581,032   2,288,281

Total liabilities     $   2,639,920   2,698,333   2,512,406   2,458,589   2,192,123

Stockholders' equity  $     275,134     242,718     186,091     122,443      96,158


                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

National Western Life Insurance Company is a life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-three states and the District of Columbia. It also accepts applications from and issues policies to residents of Central and South American countries. These policies are accepted and issued in the United States and accounted for approximately 22% of the Company's total premium revenues, universal life, and investment annuity contract deposits in 1994. The Company ranks among the top eight percent of all life insurance companies measured by statutory admitted assets. The primary products marketed by the Company are its universal life and single and flexible premium annuity products. Most of the Company's new business comes from the development of a market and the design and marketing of a specific product for that market.

In addition to the life insurance business, the Company has a brokerage operations segment. The Westcap Corporation, a wholly owned subsidiary of National Western Life Insurance Company, is primarily a dealer in municipal and corporate bonds and collateralized mortgage obligations and a secondary market dealer in obligations issued or guaranteed by the U.S. Government or its agencies.


INVESTMENTS IN DEBT AND EQUITY SECURITIES

Investment Philosophy

The Company's investment philosophy is to maintain a diversified portfolio of investment grade debt and equity securities that provide adequate
liquidity to  meet  policyholder  obligations and  other  cash  needs.   The
prevailing strategy within this philosophy is the intent to hold investments in debt securities to maturity. However, the Company does manage its portfolio, which entails monitoring and reacting to all components which affect changes in the price or value of investments in debt and equity securities.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as more fully described in the notes to the financial statements. This statement addresses the accounting and reporting for investments in debt and equity securities and requires classification of such securities into the following categories: held to maturity, available for sale, and trading. At December 31, 1994, approximately 18% of the Company's total debt and equity securities were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs. The reporting category chosen for the Company's securities investments depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy.

Securities the Company purchases with the intent to hold to maturity are classified as securities held to maturity. Because the Company has strong cash flows and matches expected maturities of assets and liabilities, the Company has the ability to hold the securities, as it would be unlikely that forced sales of securities would be required prior to maturity to cover payments of liabilities. As a result, securities held to maturity are carried at amortized cost less declines in value that are other than temporary. However, certain situations may change the Company's intent to hold a particular security to maturity, the most notable of which is a deterioration in the issuer's creditworthiness. Accordingly, a security may be sold to avoid a further decline in realizable value when there has been a significant change in the credit risk of the issuer.

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

Securities that are not classified as either held to maturity or trading securities are reported as securities available for sale. These securities may be sold if market or other measurement factors change unexpectedly after the securities were acquired. For example, opportunities arise when factors change that allow the Company to improve the performance and credit quality of the investment portfolio by replacing an existing security with an alternative security while still maintaining an appropriate matching of expected maturities of assets and liabilities. Examples of such improvements are as follows: improving the yield earned on invested assets, improving the credit quality, changing the duration of the portfolio, and selling securities in advance of anticipated calls or other prepayments. Securities available for sale are reported in the Company's financial statements at individual fair value. Any unrealized gains or losses resulting from changes in the fair value of the securities are reflected as a component of stockholders' equity.

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

Portfolio Analysis

At December 31, 1994, securities held to maturity totaled $1.606 billion or 62.5% of total invested assets. The fair value of these securities was $1.488 billion which reflects gross unrealized losses of $118 million. The unrealized losses within this portfolio result from increases in market interest rates during 1994. These gross unrealized losses are partially offset by $941,000 of net unrealized gains at December 31, 1994, recorded as a separate component of stockholders' equity resulting from the transfer of securities from available for sale to held to maturity as described in the notes to the financial statements.

Securities available for sale totaled $354 million at December 31, 1994, or 13.8% of total invested assets. Equity securities, which are included in securities available for sale, continue to be a small component of the Company's total investment portfolio totaling only $26 million. Securities available for sale are reported in the accompanying financial statements at fair value with changes in values reported as a separate component of stockholders' equity. As described in the notes to the financial statements, on July 31, 1994, the Company transferred securities with fair values totaling $805 million from securities available for sale to securities held to maturity. The lower holdings of securities available for sale will significantly reduce the Company's exposure to equity volatility while still providing securities for liquidity and asset/liability management purposes. The transfer resulted in locking in a net unrealized gain totaling $1,380,000 as a separate component of stockholders' equity which is subsequently being amortized. The net unrealized loss of the remaining securities available for sale was $3,140,000 at December 31, 1994.

The Company's insurance operations do not maintain a trading securities portfolio. All trading securities reported in the accompanying financial statements are held by the Company's brokerage subsidiary, The Westcap Corporation. These securities totaled $69.7 million at December 31, 1994, or 2.7% of total invested assets. Net increases in the fair values of these securities totaled approximately $58,000 for the year ended December 31, 1994, and have been included in earnings.

The Company's insurance operations maintain a diversified debt securities portfolio which consists of various types of fixed income securities including primarily U.S. government, public utilities, corporate and mortgage-backed securities. Investments in mortgage-backed securities include U.S. government and private issue mortgage-backed pass-through securities as well as collateralized mortgage obligations (CMOs). As of December 31, 1994 and 1993, the Company's debt securities portfolio consisted of the following mix of securities:


                                           Percent of
                                         Debt Securities
                                        1994         1993


     Public utilities                   14.6%        16.3%
     Corporate                          29.6         25.9
     Mortgage-backed securities         47.6         53.3
     U.S. government                     1.6          2.7
     Foreign government                  6.3          1.3
     States and political                0.3          0.5
     subdivisions

     Totals                            100.0 %      100.0%


The amortized cost and estimated fair values of investments in debt securities at December 31, 1994, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Estimated
                                             Amortized      Fair
                                               Cost        Value
                                               (In thousands)


Due in one year or less                    $      4,375        4,424
Due after one year through five years            76,947       73,030
Due after five years through ten years          549,683      503,104
Due after ten years                             387,817      365,164
                                              1,018,822      945,722

Mortgage-backed securities                      925,276      870,332

Totals                                      $ 1,944,098    1,816,054


As market interest rates declined in 1992 and into 1993, the Company's portfolio experienced increased calls and principal prepayments. The increase in calls was primarily in the Company's utilities holdings. The Company responded with an active approach in managing future call risk by investing the call proceeds in a more diverse group of companies with increased call protection. As a result, the Company's utilities holdings as a percentage of the entire portfolio was reduced from 26.6% in 1992 to 14.6% in 1994.

The Company's holdings of mortgage-backed securities are also subject to prepayment risk, and principal prepayments did increase during 1993 due to the decline in market interest rates. However, as market interest rates increased in 1994, extension risk become more of a factor than prepayment risk. The Company has substantially reduced both prepayment and extension risks by investing primarily in collateralized mortgage obligations which have more predictable cash flow patterns than pass-through securities. During 1993, the Company increased its holdings of planned amortization class I (PAC I) CMOs which are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Due to this strategy, the Company continues to manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

PAC I CMOs account for over 85% of the total CMO portfolio as of December 31, 1994. The CMOs that the Company purchases are modeled and subjected to detailed, comprehensive analysis by the Company's investment staff before any investment decision is made. The overall structure of the entire CMO is evaluated, and an average life sensitivity analysis is performed on the individual tranche being considered for purchase under increasing and decreasing interest rate scenarios. This analysis provides information used
in  selecting  securities  that  fit   appropriately  within  the  Company's
investment  philosophy  and  asset/liability  management  parameters.    The
Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension and credit risks.

In addition to managing prepayment, extension and call risks, the Company continues to concentrate on improving the credit quality of its investments in debt securities. Much attention is often placed on a company's holdings of below investment grade debt securities, as these securities generally have greater default risk than higher rated corporate debt. These issuers usually have high levels of indebtedness and are more sensitive to adverse industry or economic conditions than are investment grade issuers. The Company's small holdings of below investment grade debt securities, which are summarized as follows, have increased slightly from 1992 primarily due to several corporate issuers that had ratings downgraded.


                                          Below Investment
                                        Grade Debt Securities
                                                            % of
                                   Carrying    Market     Invested
                                    Value       Value      Assets
                                           (In thousands)


     December 31, 1994           $   31,861     28,670        1.2%

     December 31, 1993               24,261     24,223        1.0%

     December 31, 1992               16,259     14,700        0.7%


The level of investments in debt securities which are in default as to principal or interest payments is indicative of the Company's minimal holdings of below investment grade debt securities. At December 31, 1994 and 1993, securities with principal balances totaling $2,415,000 and $3,151,000 were in default and on non-accrual status.

The Company's overall conservative investment philosophy is reflected in the allocation of investments of its insurance operations which is detailed below as of December 31, 1994 and 1993. The Company emphasizes debt securities with smaller holdings in mortgage loans and real estate than industry averages.

                                    Percent of Insurance
                                   Operations Investments
                                      1994         1993


     Debt securities                    82.5 %       80.3 %
     Mortgage loans                      8.1          8.4
     Policy loans                        6.5          6.9
     Equity securities                   1.1          1.4
     Real Estate                         0.8          1.0
     Other                               1.0          2.0

     Totals                            100.0 %      100.0 %


MORTGAGE LOANS AND REAL ESTATE

Investment Philosophy

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

The Company's direct investments in real estate are not a significant portion of its total investment portfolio, and the majority of real estate owned was acquired through mortgage loan foreclosures. However, the Company is also currently participating in several real estate joint ventures. The joint ventures invest primarily in income-producing retail properties. While not a significant portion of the Company's investment portfolio, the joint ventures have produced favorable returns to date. The Company has no current plans to significantly increase its investments in real estate in the foreseeable future.

Portfolio Analysis

The Company held net investments in mortgage loans totaling $189,632,000 and $188,920,000, or 7.4% of total invested assets, at December 31, 1994 and 1993. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

The diversification of the mortgage loan portfolio by geographic region of the United States and by property type as of December 31, 1994 and 1993, was as follows:

                                        December 31,
                                      1994       1993


     West South Central                 55.8 %     51.3 %
     Mountain                           12.2       15.2
     Pacific                             9.7       10.0
     South Atlantic                      8.4        6.8
     East South Central                  4.5        6.8
     West North Central                  3.0        4.8
     All Other                           6.4        5.1

     Totals                            100.0 %    100.0 %



                                        December 31,
                                      1994       1993


     Retail                             64.6 %     66.7 %
     Office                             16.8       17.9
     Hotel/Motel                         7.6        3.1
     Apartment                           4.5        5.8
     Industrial                          0.7        0.8
     Residential                         0.4        0.5
     Other Commercial                    5.4        5.2

     Totals                            100.0 %    100.0 %


As of December 31, 1994, the allowance for possible losses on mortgage loans was approximately $5,929,000. Additions to the allowance totaling $307,000 and $2,152,000 were recognized as realized losses on investments in the Company's 1994 and 1993 financial statements. Management believes that the allowance for possible losses is adequate. However, while management uses available information to recognize losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the West South Central region which includes Texas, Louisiana, Oklahoma, and Arkansas.

The Company currently places all loans past due three months or more on a non-accrual status, thus recognizing no interest income on the loans. At December 31, 1994 and 1993, the Company had approximately $2,292,000 and $4,191,000, respectively, of mortgage loan principal balances on a non-accrual status. For the years ended December 31, 1994 and 1993, the approximate reduction in interest income associated with non-accrual loans was as follows:

                                           Years Ended
                                           December 31,
                                        1994         1993
                                          (In thousands)


Interest income at contract rate   $      370          758
Interest income recognized                184          113

Interest income not accrued        $      186          645


In addition to the non-accrual loans, the Company had mortgage loan principal balances with restructured terms totaling approximately $13,123,000 and $14,257,000 at December 31, 1994 and 1993, respectively. For the years ended December 31, 1994 and 1993, the approximate reduction in interest income associated with restructured loans was as follows:

                                            Years Ended
                                             December 31,
                                          1994         1993
                                           (In thousands)


Interest income under original terms   $  1,448        1,564
Interest income recognized                1,289        1,378

Reduction in interest income           $    159          186


The contractual maturities of mortgage loans at December 31, 1994, are as follows:


                                                Principal
                                                   Due
                                              (In thousands)


Due in one year or less                        $     8,638
Due after one year through five years               35,063
Due after five years through ten years             116,234
Due after ten years through fifteen years           28,125
Due after fifteen years                              7,977

Total                                          $   196,037


The Company owns real estate that was acquired through foreclosure and through direct investment totaling approximately $17,766,000 and $22,672,000 at December 31, 1994 and 1993, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized operating losses on these properties of approximately $62,000 for the year ended December 31, 1994 and operating income of approximately $607,000 for the year ended December 31, 1993. The Company does not anticipate significant changes in these operating results in the near future.

The Company monitors the conditions and market values of these properties on
a regular basis.   Realized losses recognized  due to declines  in values of
properties totaled $318,000 and $1,208,000 for  the years ended December 31,
1994 and  1993,  respectively.    The  Company  makes  repairs  and  capital
improvements to keep the properties in good condition and will continue this maintenance as needed. However, the amounts expended for this maintenance have not had a significant impact on the Company's liquidity and capital resources, and such maintenance is not foreseen to have a significant impact in the near future.


RESULTS OF OPERATIONS

Summary of Consolidated Operations

A summary of operating results, net of taxes, for the years ended December 31, 1994, 1993 and 1992 is provided below:


                                           Years Ended December 31,
                                          1994       1993        1992
                                      (In thousands except per share data)


Revenues:
Insurance revenues excluding realized
gains on investments                    $   275,132    268,501     262,673
Brokerage revenues                           40,208    105,923     123,094
Realized gains on investments                 1,626      3,206      15,710
Total revenues                          $   316,966    377,630     401,477


Earnings:
Earnings from insurance operations      $    36,115     27,288      26,314
Earnings (loss) from
brokerage operations                         (2,936)    21,832      26,728
Net realized gains on investments             1,057      2,084      10,369
Cumulative effect of change in
accounting for income taxes                      -       5,520          -
Net earnings                            $    34,236     56,724      63,411

Earnings Per Share:
Earnings from insurance operations      $     10.36       7.84        7.57
Earnings (loss) from
brokerage operations                          (0.84)      6.27        7.68
Net realized gains on investments              0.30       0.60        2.98
Cumulative effect of change in
accounting for income taxes                     -         1.58         -
Net earnings                            $      9.82      16.29       18.23


Significant changes and fluctuations in income and expense items between years are described in detail for insurance and brokerage operations as follows:

Insurance Operations

Insurance Operations Net Earnings: Performance continues to improve as the Company recorded earnings from insurance operations for 1994 totaling $36,115,000 which represents an increase of $8,827,000, or 32%, over 1993 earnings. Increased net investment income, prudent interest and operating expense management, and favorable policy benefit expense experience all contributed to the positive results for 1994 as more fully described below.

Life and Annuity Premiums: This revenue category represents the premiums on traditional type products. However, sales in most of the Company's markets currently consist of non-traditional types such as universal life and investment annuities. Although 1994 reflects a small increase in these revenues, the Company will continue to focus the majority of its product development and marketing efforts on universal life and investment annuities.

Universal Life and Investment Annuity Contract Revenues: These revenues are from the Company's non-traditional products which are universal life and investment annuities. Revenues from these types of products consist of policy charges for the cost of insurance, policy administration fees and surrender charges assessed during the period. These revenues increased from $56.5 million in 1992 to $67.8 million in 1993 and declined somewhat to $64.7 million in 1994. More specifically, cost of insurance, policy administration fees and other related revenues have steadily increased each year due to continued sales of non-traditional products which continue to increase the Company's policies in force. Although surrender charge revenues were relatively comparable for 1992 and 1994, these revenues were significantly higher in 1993 due to increased policy surrenders. This accounts for the majority of the significant increase in universal life and investment annuity contract revenues in 1993.

Actual universal life and investment annuity deposits collected for the years ended December 31, 1994, 1993 and 1992 are detailed below. Deposits collected on these non-traditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.

                                      Years Ended December 31,
                                     1994       1993        1992
                                           (In thousands)


     Investment annuities        $  157,622     86,700     172,332
     Universal life insurance        64,760     67,060      70,896

     Totals                      $  222,382    153,760     243,228


As detailed above, the decline in deposits collected in 1993 is primarily related to investment annuities. Much of this decline is due to the discontinuance of the Company's two-tier annuity products in 1992 and increased competition due to market interest rate conditions. However, the Company has continued to develop new annuity and life products and has continued to contract new independent marketing organizations to further strengthen and diversify distribution channels for the sale of such products. The Company also significantly increased annuity marketing efforts in the second quarter of 1994 through personnel and agent additions and product developments. As a result of these efforts, annuity deposits have increased over $70 million, or 81%, from 1993.

Net Investment Income: Net investment income increased 5.4% from $180.3 million in 1993 to $190.0 million in 1994. Net investment income was up primarily due to yield and amortization adjustments on mortgage-backed securities and increases in invested assets. The yield and amortization adjustments were made in accordance with Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." The adjustments are made to reflect changes in mortgage-backed securities prepayment levels, caused by changes in market interest rates, which affect average lives, yields and amortization periods of the securities. The increase in invested assets for insurance operations is primarily due to increases in investment annuity deposits as previously described.

During 1992, net investment income increased 4.4% which was consistent with the growth in investments. However, net investment income declined from $184.1 million in 1992 to $180.3 million in 1993. This is reflective of both slower investment growth and the decline in the Company's investment portfolio yield due primarily to the overall drop in market interest rates. In 1993, both cash from operations and investment proceeds from increased principal prepayments and calls on debt securities were reinvested at lower yields due to market conditions, thereby producing lower investment income. Additionally, in 1993 and 1992 investment income was impacted due to reductions in the yields of the Company's remaining holdings of residual interests in collateralized mortgage obligations (CMO residuals). Holdings of principal exchange rate linked securities (PERLS) were also reduced substantially throughout 1992 which decreased yields. Although the reductions in holdings of the CMO residuals and PERLS did decrease portfolio
yields,  the   exposure  to   exchange  rate   and  prepayment   risks  was
significantly reduced. Remaining holdings of these securities totaled approximately $16.9 million at December 31, 1994.

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

Also, as previously disclosed in the Company's annual reports on Form 10-K, the Company was a defendant in a lawsuit seeking recovery of certain values of life insurance policies pledged as collateral for debentures totaling $8,000,000. In early 1991, a court ruled that the collateral assignment was not enforceable. As a result, the Company recorded a loss of $8,000,000 in 1990, as the debentures were no longer deemed collateralized by the insurance policies and their market value was zero due to the insolvency of the issuer. The Company appealed the court ruling and also recorded a corresponding $8,000,000 liability for the potential payment of this claim. The Company had been accruing an additional liability for interest on this $8,000,000 balance. This lawsuit was settled in September, 1993, resulting in an $11,500,000 payment by the Company. The Company's total accrued liability for this claim exceeded the payment by approximately $670,000 which has been reflected as other income in 1993. The Company also received proceeds from a settlement totaling $955,000 for recovery of damages incurred related to this lawsuit. These settlement proceeds have been reflected as other income in 1994.

Realized Gains  on  Investments:  The Company  had  realized  gains of  $1.6 million, $3.2 million and $15.7 million in 1994, 1993 and 1992, respectively. The decrease in 1994 and 1993 from the previous year is attributable to the prevailing strategy within the Company's investment philosophy which is the intent to hold debt securities to maturity. The gains in the three years are net of write-downs on real estate and mortgage loans totaling $625,000, $3,360,000, and $3,325,000. The gains also are net of write-downs for permanent impairments on securities held to maturity of $6,329,000 and $5,000,000 in 1993 and 1992, respectively. The write-downs in 1993 and 1992 for securities held to maturity relate primarily to holdings of PERLS and CMO residuals. The Company made substantial reductions in the holdings of these securities in 1993 and 1992, thereby reducing the exposure to potential future losses.

Life and Other Policy Benefits: The decrease in these expenses is largely related to reductions in policy surrenders on traditional insurance products in 1994 and 1993 in comparison to 1992. Also, 1993 life insurance benefit claims were significantly higher than the Company's prior experience. However, the 1994 claims declined to a level more consistent with previous claims history.

Amortization of Deferred Policy  Acquisition  Costs:     This  expense  item
represents the amortization of the costs of acquiring or producing new business, which consists primarily of agents commissions. The majority of such costs are amortized in direct relation to the anticipated future gross
profits of the  applicable blocks  of business.   Amortization for  1994 was
$32,131,000 compared  to  $33,159,000 and  $25,085,000  for  1993 and  1992,
respectively.   The  increase  in  amortization  from   1992  correlates  to
increased earnings from insurance operations.

Universal Life and Investment Annuity Contract Interest: Interest expense has declined steadily as amounts totaled $129.1 million, $130.9 million and $135.8 million for 1994, 1993 and 1992, respectively. This decline is due to the  lowering  of credited  interest  rates on  most  universal life  and investment annuity products throughout these years. Additional interest costs related to increasing business has not been significant as the policy liabilities have remained relatively constant over the past three years except for the recent increase in investment annuity deposits in the latter part of 1994. The Company closely monitors its credited interest rates taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. Rates are established or adjusted after careful consideration and evaluation of these factors against established objectives.

Other Insurance Operating Expenses: These expenses totaled $29.4 million, $29.0 million and $27.9 million for 1994, 1993 and 1992, respectively. Although these expenses are relatively comparable between years, there were several items of significance which are described as follows:

(a) Commission expenses on insurance product sales were approximately $2,500,000 higher in 1992 due to higher premium volumes.

(b) National Western Life Insurance Company is subject to state guaranty association assessments in all states in which it is licensed to do business. These associations generally guarantee certain levels of benefits payable to resident policyholders of insolvent insurance companies. Most states allow premium tax credits for all or a portion of such assessments, thereby allowing potential recovery of these payments over a period of years. However, several states do not allow such credits. In December, 1994, the National Organization of Life and Health Insurance Guaranty Associations published revised assessment data on nationwide life and health insurance company insolvencies. Based on this information, the Company significantly increased its estimates in 1994 for assessment liabilities relating to such insolvencies. The Company will continue to monitor and revise its estimates for assessments as additional information becomes available which could result in additional expense charges. Other insurance operating expenses related to state guaranty association assessments totaled $4,869,000, $4,583,000 and $1,877,000 for the years ended December 31, 1994,
1993 and 1992, respectively.

Brokerage Operations

Brokerage  Net  Earnings  (Loss):    1994  net  losses  from  the  Company's
wholly owned  subsidiary,  The   Westcap  Corporation,   totaled  $2,936,000
compared to net earnings of $21,832,000 and $26,728,000 in 1993 and 1992, respectively. As described in detail below, adverse bond market conditions were the major factor for lower production and the resulting loss in 1994 for the subsidiary.

Brokerage Revenues: Revenues for 1994, 1993 and 1992 were $40.2 million, $105.9 million and $123.1 million, respectively. The significant level of brokerage revenues in 1993 and 1992 is attributable to several factors. The steady decline in market interest rates in these years was very positive for brokerage firms. Also, The Westcap Corporation specializes in mortgage-backed securities, and many of their customers experienced significant prepayments within their portfolios. This contributed to increased sales for the brokerage firm as the investors reinvested the proceeds. Other contributing factors were the firm's ability to attract an experienced sales force and increases in the overall size of the force. While The Westcap Corporation experienced significantly increased revenues in 1993 and 1992, the entire brokerage industry, including Westcap, was impacted significantly by increasing interest rate conditions during 1994. The increase in market interest rates had a negative impact on sales for Westcap, and the bond brokerage industry in general, resulting in the significant decline in revenues in 1994.

Brokerage Expenses: Expenses for 1994, 1993 and 1992 were $40.2 million, $72.3 million and $82.6 million, respectively. The majority of these expenses relate to commission compensation and vary directly with brokerage revenues. Accordingly, the expenses directly correspond to the level of brokerage revenues for the same periods. However, as brokerage revenues decrease, the ratio of brokerage expenses to such revenues increases. This is because fixed and administrative costs are covered at certain levels of revenues, leaving only the variable cost of commissions. To adjust to the reduced volume of business due to the current adverse bond market conditions, Westcap has taken appropriate steps in 1995 to reduce administrative and operating costs.

Consolidated Federal Income Taxes

Federal Income Tax Expense: The Federal corporate tax rate was increased from 34% to 35% beginning in 1993. The total increase in 1993 Federal income taxes resulting from the change in rates was approximately $1,018,000.

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


LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of the Company are met primarily by funds provided from operations. Premium deposits and revenues, investment income, and investment maturities are the primary sources of funds, while investment purchases and policy benefits are the primary uses of funds. Primary sources of liquidity to meet unexpected cash needs are the Company's securities available for sale portfolio, net cash provided by operations and $60 million bank line of credit. The Company's brokerage subsidiary also uses revolving lines of credit to complement any funds generated from operations. These lines of credit are used primarily for clearing functions for all securities transactions with its customers.

A primary liquidity concern for the Company's life insurance operations is the risk of early policyholder withdrawals. Consequently, the Company closely evaluates and manages the risk of early surrenders or withdrawals. The Company includes provisions within annuity and universal life insurance policies, such as surrender charges, that help limit early withdrawals. The Company also prepares cash flow projections and performs cash flow tests under various market interest rate scenarios to assist in evaluating liquidity needs and adequacy. The Company currently expects available liquidity sources and future cash flows to be adequate to meet the demand for funds.

The Company had no long-term debt during 1994 or 1993. There are no present material commitments for capital expenditures in 1995, and the Company does not anticipate incurring any such commitments in the remainder of 1995.


CHANGES IN ACCOUNTING PRINCIPLES

SFAS No. 112, "Employers' Accounting for Postemployment Benefits," was issued by the Financial Accounting Standards Board (FASB) in November, 1992. This
statement  establishes  accounting  standards  for   employers  who  provide
benefits to former or inactive employees after employment but before retirement. Postemployment benefits include all types of benefits provided to former or inactive employees, their beneficiaries and covered dependents. The statement is effective for fiscal years beginning after December 15,
1993.  As  the  Company  provides   insignificant  postemployment  benefits,
implementation of this statement had no significant impact on the results of operations of the Company.

The FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," in May, 1993. In October, 1994, the FASB also issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which amends SFAS No. 114. These statements address the accounting by creditors for impairment of certain loans and related financial statement disclosures. The statements are applicable to all creditors and to all loans, uncollateralized as well as collateralized, with certain exceptions and also apply to all loans that are restructured in a troubled debt restructuring involving a modification of terms. The statements require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

Both SFAS No. 114 and No. 118 apply to financial statements for fiscal years beginning after December 15, 1994. The Company will implement the statements in the first quarter of 1995. The Company is currently providing for impairment of loans through an allowance for possible losses, and the implementation of this statement is not expected to have a significant effect on the level of this allowance. As a result, there should be no
significant       net  impact  on   the  Company's   results  of  operations
stockholders' equity.

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

The Company adopted SFAS No. 115 effective January 1, 1994, resulting in an increase to stockholders' equity of $26,610,000 on that date. There was no effect on net earnings of the Company. The implementation of SFAS No. 115 and subsequent effects on stockholders' equity during 1994 is more fully described in the accompanying notes to consolidated financial statements.

In January, 1995, the FASB issued SFAS No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain
Long-Duration  Participating   Contracts."    This   statement  extends  the
requirements of SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," and No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," to mutual life insurance
enterprises.   Also,  the  AICPA  has  established  accounting  for  certain participating life insurance contracts of mutual life insurance enterprises in its Statement of Position (SOP) 95-1, "Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises," that should be applied to those contracts that meet the conditions in this statement. This statement also permits stock life insurance enterprises to apply the provisions of the SOP to participating life insurance contracts that meet certain conditions. SFAS No. 120 is effective for financial statements issued for fiscal years
beginning after December  15, 1995.   Due  to the  Company's small  level of
participating life  insurance  contracts,  this  statement should   have  no
significant effects on the Company's financial statements.


CURRENT REGULATORY ISSUES

Actuarial Guideline GGG

In December, 1994, the NAIC adopted for statutory accounting practices Actuarial Guideline GGG for determining minimum reserves for annuity contracts with multiple benefit streams often referred to as two-tier annuities. The guideline will be effective December 31, 1995, and will apply to all contracts issued on or after January 1, 1981, and allowance is made for a three-year phase-in period. However, the Company's statutory reserving practices for two-tier annuities follow an agreement reached with its state of domicile, Colorado.

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

During 1993, the Division conducted an Association Financial Examination of the Company for the six-year period ended December 31, 1992. One of the results of the examination was an agreement between the Division and the Company concerning the permitted statutory reserving basis for two-tier annuities. The agreement includes a plan to meet a target reserve by December 31, 1996. The agreement states the acceptable difference between the target reserve and the statutory reserve held by the Company. The difference will meet the following schedule:



          December 31, 1994        $13,600,000
          December 31, 1995          5,000,000
          December 31, 1996                -

The Company has met the above scheduled difference for December 31, 1994. In fact, at December 31, 1994, the difference was less than that required, and it is anticipated that the Company will not require any additional statutory reserves in order to meet the above schedule of differences. This agreement does not affect the Company's policy reserves which are prepared
under  generally  accepted   accounting  principles   as  reported   in  the
accompanying consolidated financial statements.

Risk Based Capital Requirements

In 1993, the National Association of Insurance Commissioners (NAIC) established new risk-based capital (RBC) requirements to help state regulators monitor the financial strength and stability of life insurers by identifying those companies that may be inadequately capitalized. Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold. The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments. The RBC formula takes into consideration four major areas of risk which are: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses mortality and morbidity risk; (iii) interest rate risk which involves asset/liability matching issues; and (iv) other business risks.

There is currently some public pressure for insurance companies to publish their RBC ratios or levels. However, the legality of publishing such information is uncertain. The American Institute of Certified Public Accountants (AICPA) recently released an exposure draft of a Statement of Position (SOP) which included requirements that insurance companies disclose certain information about their RBC levels. This requirement was deleted from the final SOP version due to questions raised about the legality of such disclosures. Instead, the AICPA has decided to consider a separate SOP at a later date on RBC disclosures, after the legal issues are resolved. Due to these unanswered legal issues, the Company has chosen not to publish its RBC ratios or levels. However, the Company's current statutory capital and surplus is significantly in excess of the threshold RBC requirements.


            ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is shown on Attachment "A" on pages __ through __.


           ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in auditors or disagreements with auditors on accounting and financial disclosures.




                                  PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) Identification of Directors

The following information as of January 31, 1995, is furnished with respect to each director. All terms expire in June of 1995.



                   Principal Occupation During Last Five     First
Name of Director      Years and Directorships               Elected   Age


Robert L. Moody       Chairman of the Board and Chief        1964     59
                      Executive
(1) (3) (4) (5)       Officer of the Company;
                      Investments, Galveston, Texas

Ross R. Moody         President and  Chief  Operating        1981     32
                      Officer of the
(1) (3)               Company, 4/92-present;
                      Vice President - Office  of the
                      President of
                      the Company, 4/91 - 4/92;
                      Director of Administrative
                      Services, American National
                      Insurance Company,
                      Galveston, Texas 1989-1991

Arthur O. Dummer      President, The Donner Company          1980     61
(1) (2) (3)           Salt Lake City, Utah

Harry L. Edwards      Retired; Former  President  and        1969     73
                      Chief Operating Officer of the
                      Company until 7/90, Austin, Texas

E. Douglas McLeod     Director of Development, Moody         1979     53
(4)                   Foundation, Galveston, Texas

Charles D. Milos,Jr.  Senior Vice President of the           1981     49
(1) (3)               Company, Galveston, Texas

Frances A. Moody      Investments, Dallas, Texas,            1990     25
(4)                   1992 - present;  Student,
                      Southern Methodist
                      University, Dallas, Texas,
                      1987-92

Russell S. Moody      Investments, Austin, Texas             1988     33
(4)

Louis E. Pauls, Jr.   President, Louis Pauls & Company;      1971     59
(2)                   Investments, Galveston, Texas

E. J. Pederson        Executive Vice President,              1992     47
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

(b) Identification of Executive Officers

The following is a list of the Company's executive officers, their ages, and their positions and offices as of January 31, 1995.


Name of Officer       Age      Position (Year elected to position)


Robert L. Moody        59   Chairman of the Board and Chief Executive
                            Officer  (1964-1968,   1971-1980,   1981),
                            Director

Ross R. Moody          32   President  and  Chief  Operating   Officer
                            (1992), Director

Robert L. Busby,III    57   Senior Vice President - Chief
                            Administrative Officer,
                            Chief Financial Officer and Treasurer
                            (1992)

Charles P. Baley       56   Senior Vice  President - Data Processing
                            (1990)

Richard M. Edwards     42   Senior  Vice  President - International
                            Marketing (1990)

Paul D. Facey          43   Senior Vice President - Chief Actuary (1992)

Charles D. Milos, Jr.  49   Senior Vice President - Investment Analyst
                            (1990), Director

Arthur W. Pickering    53   Senior Vice President - Domestic Marketing (1994)

Patricia L. Scheuer    43   Senior Vice President - Chief Investment
                            Officer (1992)

Larry D. White         49   Senior  Vice President - Policyowner
                            Services (1990)

Carol Jackson          59   Vice President - Human Resources (1990)

Vincent L. Kasch       33   Vice President - Controller and  Assistant
                            Treasurer (1992)

James A. Kincl         65   Vice President - Salary Savings (1986)

Doris Kruse            49   Vice President - Policy Benefits (1990)

James R. Naiser        52   Vice  President - Systems Development (1984)

James P. Payne         50   Vice President - Secretary (1994)

Al R. Steger           52   Vice President - Risk Selection (1992)

B. Ben Taylor          52   Vice President - Actuarial Services (1990)


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

Mr. Pickering was Agency Vice President of the Western Division with Integon Life Insurance Company from 1981 to 1987. From 1987 to 1990, he served as Regional Vice President of United Pacific Life Insurance Company. In 1990, he began work for Conseco/Western National Life Insurance Company as Vice President Marketing until May, 1994.

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

Mr. Kasch was Staff Accountant with Arthur Young & Company from 1984-1985. From 1985 until January, 1991, he was Senior Accountant and Audit Manager for KPMG Peat Marwick.

Mr. Payne was staff attorney with the Kansas Insurance Department from 1972 to 1975. From 1975-1983, he was Vice President, Secretary & General Counsel for Lone Star Life Insurance Company; from 1983-1990, he was Vice President, Secretary and General Counsel for Reserve Life Insurance Company; from 1990-1991 he was President and CEO of Great Republic Insurance Company; and from 1991-1993 he was Vice President - Government Relations for United
American Insurance Company. From 1993 until October, 1994, he was in private practice in Dallas, Texas.

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

In January, 1994, a United States District Court Judge vacated and withdrew the judgment which had been entered in Case No. H-86-4269, W. Steve Smith, Trustee vs. Shearn Moody Jr., et al, United States District Court for the Southern District of Texas. The Judge also dismissed the case with prejudice. The judgment had been entered against Robert L. Moody and The Moody National Bank of Galveston, of which he was Chairman of the Board. Robert L. Moody is also Chairman of the Board of National Western Life Insurance Company. The case arose out of complex bankruptcy and related proceedings involving Robert L. Moody's brother, Shearn Moody, Jr. Subsequently, a global settlement of Shearn Moody, Jr.'s bankruptcy and related legal proceedings was reached and executed. As part of the global settlement, the Bankruptcy Trustee recommended, and other interested parties agreed not to oppose or object to, the Judge's vacating and withdrawing the judgment and dismissing the case with prejudice. This case and settlement did not involve the Company and had no effect on its financial statements.


                      ITEM 11. EXECUTIVE COMPENSATION

(b) Summary Compensation Table


                                                       Long Term
                                                      Compensation
                                  Annual Compensation   Restricted      All Other
     Name and                     Salary    Bonus    Stock Awards      Compensation
Principal Position         Year     (A)       (B)         (C)               (D)


(1) Robert L. Moody        1994  $ 890,216     56,886         -        $  19,016
    Chairman of the
    Board and Chief        1993    836,476    145,693     139,103         18,185
    Executive Officer      1992    825,017         -          -           16,500

(2) Ross R. Moody          1994    311,977     12,267         -           14,543
    President and Chief    1993    275,697     75,417      30,005         15,651
    Operating Officer      1992    198,129     25,000         -           11,558

(3) Robert L. Busby, III   1994    151,877      9,969         -            9,773
    Senior Vice            1993    136,882     12,727      12,155          9,346
    President - Chief      1992    123,458         -          -            7,407
    Administrative
    Officer, Chief
    Financial Officer
    and Treasurer

(4) Paul D. Facey          1994    122,850     18,267         -            8,675
    Senior Vice            1993    114,377      8,366       7,990          8,082
    President -            1992     81,502     15,000         -            4,116
    Chief Actuary

(5) Charles D. Milos,Jr.   1994     128,815     3,718          -           7,561
    Senior Vice            1993     119,643    53,523       9,095          7,245
    President-             1992     113,979    25,000          -           6,569
    Investment Analyst


(A) Salary includes base salary and directors' fees from National Western Life Insurance Company and its subsidiaries.

(B)  Bonuses include the following:

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


To obtain shares in accordance with the above vesting schedule, an officer must be actively employed by the Company on such dates and in the same or higher office as that held on December 31, 1992. However, upon the occurrence of certain events such as death or retirement, the officer shall become fully vested. Of the 13,496 total shares granted, 6,830 shares were issued and reflected as bonuses in 1993. The remaining 6,666 unvested shares were reflected as long term compensation - restricted stock awards for 1993, based on the closing market price of such shares on December 31, 1993. Of these remaining 6,666 unvested shares at December 31, 1993, 3,520 of such shares vested on December 31, 1994, and are reflected as bonuses in 1994.

(2)  Westcap Bonuses - Ross R. Moody and Charles D. Milos, Jr. are directors
of the  Company's brokerage  subsidiary,  Westcap.   The  directors received
bonuses for such services in 1992 and 1993.

(3) Other Bonuses - Employment and performance related bonuses are occasionally granted. Robert L. Busby, III received such bonus in 1994 and Paul D. Facey in 1994 and 1992.

(C) Restricted stock awards include common stock shares that were granted as part of the stock bonus plan described in (1) above but had not vested as of December 31, 1993. Restricted stock holdings at December 31, 1993, for all officers totaled 6,666 shares with a market value of $296,637. Restricted stock holdings for the named executive officers were as follows at December 31, 1993:

                             Shares      Value

   Robert L. Moody             3,273  $  145,649
   Ross R. Moody                 706      31,417
   Charles D. Milos, Jr.         214       9,523
   Robert L. Busby, III          286      12,727
   Patricia L. Scheuer            50       2,225


Of the remaining 6,666 unvested shares at December 31, 1993, 3,520 of such shares vested on December 31, 1994, and are reflected as bonuses in 1994. The remaining 3,146 unvested shares at December 31, 1994, are scheduled to vest on December 31, 1995, and will be reflected as bonuses at such time.

(D) All other compensation includes employer contributions made to the Company's 401(k) Plan and Non-Qualified Deferred Compensation Plan on behalf of the employee.



(c) Option/SAR Grants Table

None.

(d) Aggregated  Option/SAR Exercises  and Fiscal  Year-End  Option/SAR Value
Table

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

The estimated annual benefits payable to the named executive officers upon retirement, at normal retirement age, for the Company's defined benefit plans are as follows:

                                         Estimated Annual Benefits
                                 Qualified    Non-Qualified
           Name and               Defined       Defined
      Principal Position        Benefit Plan   Benefit Plan        Totals


(1) Robert L. Moody
    Chairman of the Board and
    Chief Executive Officer    $   125,335       309,513           434,848

(2) Ross R. Moody
    President and Chief
    Operating Officer               79,663           -              79,663

(3) Robert L. Busby, III
    Senior Vice President -
    Chief Administrative
    Officer, Chief Financial
    Officer and Treasurer           47,132        19,637            66,769

(4) Paul D. Facey
    Senior Vice President -
    Chief Actuary                   47,935            -             47,935

(5) Charles D. Milos, Jr.
    Senior Vice President -
    Investment Analyst              42,658             -            42,658


(g) Compensation of Directors

All directors of the Company currently receive $12,000 a year and $500 for each board meeting attended. They are also reimbursed for actual travel expenses incurred in performing services as directors. An additional $500 is paid for each committee meeting attended. However, a director attending multiple meetings on the same day receives only one meeting fee. The amounts paid pursuant to these arrangements are included in the summary compensation table under Item 11(b). The directors and their dependents are also insured under the Company's group insurance program.

Directors of the Company's brokerage  subsidiary, Westcap, currently receive
$250 for  each  board meeting  attended.   In  addition,  the directors  may
receive an annual bonus.

(h) Employment Contracts and Termination of Employment and Change-in-Control Arrangements

None.

(i) Report on Repricing of Options/SARs

None.

(j) Compensation Committee Interlocks and Insider Participation

The  Company's  Board   of  Directors  determines   and  approves  executive
compensation. Mr. Robert Moody, Mr. Ross Moody and Mr. Milos serve as directors and also serve as officers and employees of the Company. No compensation committee interlocks exist with other unaffiliated companies.

(k) Board Compensation Committee Report on Executive Compensation

The Company's  Board of  Directors performs  the functions  of  an executive
compensation  committee.  The  Board  is   responsible  for  developing  and
administering the policies that determine executive compensation.

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

          - contributions to the Company's short and long-term strategic goals, including financial goals such as Company revenues and earnings

          - achievement of specific goals within the individual's realm of responsibility

          - development of management and employees within the Company

          - performance of leadership within the industry

The policies discussed above are reviewed periodically by the Board of Directors to ensure the support of the Company's overall business strategy and to attract and retain key executives.

A separate compensation committee, comprised of outside, independent directors, determines compensation for the three highest paid Company executives. Those directors serving on the committee include the following:

          Arthur O. Dummer
          Harry L. Edwards
          E. J. Pederson

The policies used by the compensation committee in determining compensation are similar to those described above for all other Company executives.

(1) Performance Graph

The following graph compares the change in the Company's cumulative total stockholder return on its common stock with the NASDAQ - U.S. Companies Index and the NASDAQ Insurance Stock Index. The graph assumes that the value of the investment in the Company's common stock and each index was $100 at December 31, 1989, and that all dividends were reinvested.

For the purposes of this electronic filing, the graph has been filed separately under the Securites and Exchange Commission filing Form SE dated March 30, 1995. The coordinates of the graph are as follows:


                               12/31/89   12/31/90  12/31/91  12/31/92  12/31/93 12/31/94


National Western Life            100.00      53.5    258.1     437.2    414.0    323.3
NASDAQ U.S. Companies Index      100.00      84.9    136.3     158.6    180.9    176.9
NASDAQ Insurance Stock Index     100.00      84.7    119.4     161.6    172.8    162.7


                      ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                         BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

Set forth below is certain financial information concerning persons who are known by the Company to own beneficially more than 5% of any class of the Company's common stock on December 31, 1994:


                                           Amount and Nature
     Title        Name and Address                 of              Percent
      of                 of                Beneficial Ownership       of
     Class        Beneficial Owners      Record and Beneficially     Class



Class A Common  Robert L. Moody                 1,164,171            35.40
                2302 Postoffice Street
                Suite 702
                Galveston, Texas

Class A Common  Westport Asset                    326,700             9.94
                Management, Inc.
                253 Riverside Avenue
                Westport, Connecticut

Class A Common  Tweedy Browne Company             285,659             8.69
                52 Vanderbilt Avenue
                New York, New York

Class B Common  Robert L. Moody                   198,074            99.04
                (same as above)


(b) Security Ownership of Management

The following table sets forth as of December 31, 1994, information concerning the beneficial ownership of the Company's common stock by all directors, named officers, and all directors and officers of the Company as a group:


                            Title         Amount and Nature of     Percent
  Directors                  of           Beneficial Ownership        of
and Officers                Class       Record and Beneficially     Class

Directors and Named Officers:


Robert L. Moody        Class A Common         1,164,171             35.40
                       Class B Common           198,074             99.04

Ross R. Moody          Class A Common             3,634              0.11
                       Class B Common               482              0.24

Charles D. Milos, Jr.  Class A Common               421              0.01
                       Class B Common                -                  -

Directors:
Arthur O. Dummer       Class A Common                10                 -
                       Class B Common                -                  -

Harry L. Edwards       Class A Common                20                 -
                       Class B Common                -                  -

E. Douglas McLeod      Class A Common                10                 -
                       Class B Common                -                  -

Frances A. Moody       Class A Common             2,475              0.08
                       Class B Common               482              0.24

Russell S. Moody       Class A Common             2,475              0.08
                       Class B Common               482              0.24

Louis E. Pauls, Jr.   Class A Common                 10                 -
                      Class B Common                 -                  -

E. J. Pederson        Class A Common                100                 -
                      Class B Common                 -                  -

Named Officers:
Robert L. Busby, III  Class A Common                535              0.02
                      Class B Common                 -                  -

Paul D. Facey         Class A Common                282              0.01
                      Class B Common                 -                  -

All Directors and
Executive Officers    Class A Common          1,176,710             35.79
as a Group            Class B Common            199,520             99.76


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

The Company also holds a corporate note for $2,535,103 issued in 1990 by Seal (GP), Inc. which is a subsidiary of Seal Fleet, Inc. The note is due in 2000 with interest of 12% payable monthly and is secured by first preferred ship mortgages. The note was modified during 1992 reducing the interest rate from 12% to 10%. However, the additional 2% interest will be payable upon maturity of the note.

Seal Fleet, Inc., has two classes of stock outstanding, Class A and B. The Class B shares elect a majority of the Board of Directors of Seal Fleet, Inc. All of the Class B shares and 212,655 (9%) of the Class A shares of Seal Fleet, Inc., are owned by the Three R Trust, Galveston, Texas. This Trust was created by Robert L. Moody as Settlor for the benefit of his children. Three of his children, Mr. Ross R. Moody, Mr. Russell S. Moody, and Ms. Frances A. Moody are beneficiaries of the Three R Trust and are also directors of National Western Life Insurance Company. The Trustee of the Trust is Irwin M. Herz, Jr., of Galveston, Texas. Mr. Herz personally owns 10,932 (.5%) shares of the Class A stock of Seal Fleet, Inc. Mr. Herz is a lawyer representing the Company, Mr. Moody, and several of Mr. Moody's affiliated interests. Through its Trustee, Mr. Herz, the Three R Trust is considered to be the controlling stockholder of Seal Fleet, Inc. Louis
Pauls, Jr., and Russell S. Moody, directors of the Company, are also directors of Seal Fleet, Inc.

Seal Fleet, Inc.,  and its  subsidiaries own, operate,  or lease  supply and equipment boats for off-shore oil and gas well drilling rigs. The consolidated audited financial statements of Seal Fleet, Inc., and its subsidiaries for the fiscal year ending December 31, 1994, reflected total assets of $11,805,000, net income of $478,000, and negative stockholders' equity of $3,505,000.

Gal-Tex Hotel Corporation

The Company also holds two mortgage loans issued to Gal-Tex Hotel Corporation which is owned 50% by the Libbie Shearn Moody Trust and 50% by The Moody Foundation. The first mortgage loan in the amount of $3,303,000 was issued in 1988, will mature in May of 1998 and pays interest of 10.5%. The loan is secured by property consisting of a hotel located in Kingsport, Tennessee. The second mortgage loan in the amount of $8,972,000 was issued in 1994, will mature in October of 2004 and pays interest of 8.75%. The loan is secured by property consisting of a hotel located in Houston, Texas. The Company is the beneficial owner of a life interest (1/8 share), previously owned by Mr. Robert L. Moody, in the trust estate of Libbie Shearn Moody. The trustee of this estate is The Moody National Bank of Galveston. The Moody Foundation is a private charitable foundation governed by a Board of Trustees of three members. Mr. Robert L. Moody and Mr. Ross
R. Moody are members of the Board of Trustees.


             ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                          AND REPORTS ON FORM 8-K

(a) 1 and 2. Financial Statements and Financial Statement Schedules

See Attachment "A" at pages __ through __.

All other schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a) 3. Exhibits

None.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 1994.

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



                           ATTACHMENT A

                   Index to Financial Statements

                                                              Page

Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1994 and 1993

Consolidated Statements  of  Earnings  for the  years  ended
December 31, 1994, 1993 and 1992

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992

Consolidated Statements of  Cash Flows  for the  years ended
December 31, 1994, 1993 and 1992

Notes to Consolidated Financial Statements

Schedule I - Summary of Investments Other Than Investments in Related Parties, December 31, 1994

Schedule V - Valuation and Qualifying Accounts for the years ended December 31, 1994, 1993 and 1992




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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Western Life Insurance Company and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 4, the Company changed its method of accounting for investments in debt and equity securities in 1994 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As discussed in Note 7, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of SFAS No. 109, "Accounting for Income Taxes."




                                        KPMG Peat Marwick LLP

Austin, Texas
March 3, 1995




       NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                       December 31, 1994 and 1993
                             (In thousands)

                   ASSETS                           1994            1993


Cash and investments:
 Securities held to maturity, at
 amortized cost (fair value: $1,488,063
 and $1,908,714)                           $     1,605,813        1,787,360
 Securities available for sale, at fair
 value in 1994 and aggregate
 market in 1993 (cost $366,024 and
 aggregate cost $39,823)                           354,300           39,355
 Mortgage loans, net of allowance for
 possible losses ($5,929 and $6,849)               189,632          188,920
 Policy loans                                      151,487          153,822
 Other long-term investments                        24,872           43,921
 Securities purchased under agreements
 to resell                                         153,971          186,896
 Trading securities, at fair value                  69,666          116,918
 Cash and short-term investments                    21,247           32,823

Total cash and investments                       2,570,988        2,550,015

Brokerage trade receivables, net of
allowance for possible
losses ($1,000 and $123)                               675           55,163
Accrued investment income                           32,711           28,901
Deferred policy acquisition costs                  291,274          287,711
Other assets                                        19,406           19,261

                                           $     2,915,054        2,941,051

See accompanying notes to consolidated financial statements.



         NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1994 and 1993
                  (In thousands except per share amounts)


    LIABILITIES AND STOCKHOLDERS' EQUITY            1994              1993

LIABILITIES:


Future policy benefits:
 Traditional life and annuity products        $    177,429            177,157
 Universal life and investment
 annuity contracts                               2,194,264          2,115,352
Other policyholder liabilities                      23,183             24,211
Short-term borrowings                               29,698             82,852
Securities sold not yet purchased, at market        87,336             78,835
Securities sold under agreements to repurchase      91,781            127,971
Brokerage trade payables                             3,692             39,422
Federal income taxes payable:
 Current                                                -               4,823
 Deferred                                            1,996              3,078
Other liabilities                                   30,541             44,632

Total liabilities                                2,639,920          2,698,333


COMMITMENTS AND CONTINGENCIES (Notes 6, 9, and 12)

STOCKHOLDERS' EQUITY:

Common stock:
 Class A - $1 par value; 7,500,000 shares
 authorized; 3,288,192 and 3,284,672 shares
 issued and outstanding in 1994 and 1993             3,288              3,285
 Class B - $1 par value; 200,000 shares
 authorized, issued and outstanding
 in 1994 and 1993                                      200                200
Additional paid-in capital                          24,475             24,356
Net unrealized losses on investment securities      (2,199)              (257)
Retained earnings                                  249,370            215,134

Total stockholders' equity                         275,134            242,718

                                             $   2,915,054          2,941,051

See accompanying notes to consolidated financial statements.




          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
            For the Years Ended December 31, 1994, 1993 and 1992
                   (In thousands except per share amounts)


                                         1994            1993           1992


Premiums and other revenue:
 Life and annuity premiums         $    18,938          18,624         21,365
 Universal life and investment
 annuity contract revenues              64,711          67,778         56,543
 Net investment income                 190,021         180,252        184,149
 Brokerage revenues                     40,208         105,923        123,094
 Other income                            1,462           1,847            616
 Realized gains on investments           1,626           3,206         15,710

Total premiums and other revenue       316,966         377,630        401,477

Benefits and expenses:
 Life and other policy benefits         32,132          36,257         37,957
 Increase (decrease) in liabilities
 for future policy benefits                658          (1,611)        (3,723)
 Amortization of deferred policy
 acquisition costs                      32,131          33,159         25,085
 Universal life and investment
 annuity contract interest             129,064         130,875        135,792
 Other insurance operating expenses     29,394          28,959         27,870
 Brokerage operating expenses           40,161          72,310         82,561

Total benefits and expenses            263,540         299,949        305,542


Earnings before Federal income
taxes and cumulative effect of
change in accounting principle          53,426          77,681         95,935


Provision (benefit) for Federal
income taxes:
 Current                                19,298          32,152         36,253
 Deferred                                 (108)         (5,675)        (3,729)

Total Federal income taxes              19,190          26,477         32,524


Earnings before cumulative effect
of change in accounting principle       34,236          51,204         63,411


                                                (Continued on next page)




           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS, CONTINUED
             For the Years Ended December 31, 1994, 1993 and 1992
                    (In thousands except per share amounts)


                                            1994           1993         1992


Cumulative effect of change in
accounting for income taxes           $       -           5,520            -

Net earnings                          $   34,236         56,724        63,411


Earnings  per share of common stock:
 Earnings before cumulative effect
 of change in accounting principle    $     9.82          14.71         18.23
 Cumulative  effect of change in
 accounting for income taxes                  -            1.58             -

Net earnings                          $     9.82          16.29         18.23


See accompanying notes to consolidated financial statements.



            NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1994, 1993 and 1992
                                 (In thousands)


                                           1994           1993         1992


Common stock shares outstanding:
 Shares outstanding at
 beginning of year                         3,485          3,478         3,478
 Shares issued for stock bonus plan            3              7            -

Shares outstanding at end of year          3,488          3,485         3,478


Common stock:
 Balance at beginning of year         $    3,485          3,478         3,478
 Shares issued for stock bonus plan            3              7            -

Balance at end of year                     3,488          3,485         3,478

Additional paid-in capital:
 Balance at beginning of year             24,356         24,065        24,065
 Shares issued for stock bonus plan          119            291            -

Balance at end of year                    24,475         24,356        24,065

Net unrealized gains (losses) on
investment securities:
 Balance at beginning of year               (257)           138           (99)
 Effect of change in accounting
 for investments in debt and equity
 securities                               26,610             -             -
 Change in unrealized gains
 (losses) on investment
 securities during the period            (29,493)          (395)          237
 Net unrealized gain related to
 transfer of securities available
 for sale to securities held
 to maturity                               1,380             -             -
 Amortization of net unrealized gain
 related to transferred securities          (439)            -             -

Balance at end of year                    (2,199)          (257)          138

Retained earnings:
 Balance at beginning of year            215,134        158,410        94,999
 Net earnings                             34,236         56,724        63,411

Balance at end of year                   249,370        215,134       158,410

Total stockholders' equity           $   275,134        242,718       186,091


See accompanying notes to consolidated financial statements.



             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1994, 1993 and 1992
                                 (In thousands)


                                            1994           1993         1992


Cash flows from operating activities:
 Net earnings                           $   34,236        56,724       63,411
 Adjustments to reconcile net
 earnings to net cash provided by
 operating activities:
 Universal life and investment
 annuity contract interest                 129,064       130,875      135,792
 Surrender charges                         (33,016)      (36,563)     (28,092)
 Realized gains on investments              (1,626)       (3,206)     (15,710)
 Accrual and amortization of
 investment income                         (10,722)           30         (678)
 Depreciation and amortization               1,073           891          765
 Decrease (increase) in other assets         4,425          (424)      (4,518)
 Decrease (increase) in
 brokerage trade receivables                54,488       (25,817)      (7,637)
 Decrease (increase) in
 accrued investment income                  (3,810)        1,768          381
 Decrease (increase) in
 deferred policy acquisition costs           2,354        11,475      (10,010)
 Increase (decrease) in liability
 for future policy benefits                    658        (1,611)      (3,723)
 Increase (decrease) in other
 policyholder liabilities                   (1,028)        3,149        1,761
 Increase (decrease) in Federal
 income taxes payable                      (10,177)      (10,732)          48
 Increase (decrease) in other
 liabilities                               (14,516)      (16,008)      18,257
 Increase (decrease) in
 brokerage trade payables                  (35,730)       13,875        7,508
 Net decrease (increase) in
 repurchase agreements
 less related liabilities                    5,236           (37)       3,013
 Decrease (increase) in
 trading securities                         47,252       (22,881)      18,387
 Other                                         663           (77)      (1,366)

Net cash provided by operating
activities                                 168,824       101,431      177,589


Cash flows from investing activities:
 Proceeds from sales of:
  Securities available for sale              9,114            -            -
  Investments in debt securities                -         77,869    1,600,779
  Other investments                         22,531         8,835       11,859
 Proceeds from maturities and
 redemptions of:
  Securities held to maturity               76,174            -            -
  Securities available for sale             57,270            -            -
  Investments in debt securities                -        485,818      102,396
 Purchases of:
  Securities held to maturity             (155,892)           -            -
  Securities available for sale           (116,923)           -            -
  Investments in debt securities                -       (576,403)  (1,835,794)
  Other investments                         (3,548)      (18,588)      (6,853)
 Principal payments on
 mortgage loans                             29,431        16,971       13,046
 Cost of mortgage loans acquired           (30,093)      (33,393)     (37,477)
 Decrease (increase) in policy loans         2,335         4,394       (1,463)
 Other                                        (509)         (471)        (460)

Net cash used in investing activities     (110,110)      (34,968)    (153,967)


                                           (Continued on next page)




             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
               For the Years Ended December 31, 1994, 1993 and 1992
                                  (In thousands)



                                           1994            1993          1992


Cash flows from financing activities:
 Increase (decrease) in
 short-term borrowings                 $ (53,154)         34,270      (64,147)
 Deposits to account balances for
 universal life and investment
 annuity contracts                       190,687         122,545      214,777
 Return of account balances on
 universal life and investment
 annuity contracts                      (207,823)       (221,658)    (173,385)

Net cash used in financing activities    (70,290)        (64,843)     (22,755)


Net increase (decrease) in cash and
short-term investments                   (11,576)          1,620          867
Cash and short-term investments at
beginning of year                         32,823          31,203       30,336

Cash and short-term investments
at end of year                         $  21,247          32,823       31,203



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                             $   9,134           4,468        4,227
  Income taxes                            26,332          32,992       33,141

Non-cash investing activities:
  Foreclosed mortgage loans            $   2,557           6,678        2,976
  Mortgage loans originated to
  facilitate the sale of
  real estate                              2,655           2,684        3,106

See accompanying notes to consolidated financial statements.



             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation - The accompanying consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly owned subsidiaries (the Company), The Westcap Corporation, NWL Investments, Inc., NWL Properties, Inc., NWL 806 Main, Inc., Commercial Adjusters, Inc., and National Western Asset Management, Inc. Commercial Adjusters, Inc. was dissolved in October, 1994, and all remaining assets and liabilities were assumed by National Western Life Insurance Company. National Western Asset Management, Inc. was sold in July, 1992. All significant intercorporate transactions and accounts have been eliminated in consolidation.

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

(C) Investments - Investments in debt securities the Company purchases with the intent to hold to maturity are classified as securities held to maturity. The Company has the ability to hold the securities, as it would be unlikely that forced sales of securities would be required prior to maturity to cover payments of liabilities. As a result, securities held to maturity are carried at amortized cost less declines in value that are other than temporary.

Investments in debt and equity securities purchased by the Company that are held for current resale are classified as trading securities. These securities are typically held for short periods of time, as the intent is to sell them producing a trading profit. As a result, trading securities are recorded at fair value. Any trading profits or losses and unrealized gains or losses resulting from changes in the fair value of the securities are included in earnings.

Investments in debt and equity securities that are not classified as either securities held to maturity or trading securities are reported as securities available for sale. Securities available for sale are reported in the accompanying financial statements at individual fair value for 1994 and at the lower of aggregate cost or market value for 1993. Any valuation changes resulting from changes in the market or fair value of the securities are reflected as a component of stockholders' equity. For 1994, these unrealized gains or losses in stockholders' equity are reported net of taxes and adjustments to deferred acquisition costs.

Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains and losses are recognized in earnings for transfers into trading securities. Unrealized holding gains or losses associated with transfers of securities held to maturity to securities available for sale are recorded as a separate component of stockholders' equity. The unrealized holding gains or losses included as a separate component of equity for securities transferred from available for sale to held to maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Realized gains and losses for securities available for slae and securities held to maturity are included in earnings and are derived using the specific idenification method for determining the cost of securities sold. For securities available for sale or securities held to maturity, a decline in the market value below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

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

(G) Brokerage Revenues and Expenses - Securities transactions and related revenues and expenses, except trading profits, are recorded in the accounts on a settlement date basis. Trading profits are recorded on a trade date basis. Other revenues and expenses related to securities transactions executed but not yet settled as of year-end were not material to the financial position and results of operations of the Company.

Securities transactions executed but not yet settled as of September 30, 1994 and 1993 (the brokerage subsidiary's year-end), would result in an increase in receivables from customers and brokers and dealers of approximately $124,365,000 and $634,042,000, if settled. There would also be a corresponding increase of approximately $151,297,000 and $677,905,000 in payables to customers and brokers and dealers and an increase of $27,050,000 and $50,106,000 in trading securities at September 30, 1994 and 1993, respectively.

(H) Depreciation of Property, Equipment and Leasehold Improvements - Depreciation is based on the estimated useful lives of the assets and is calculated on the straight-line and accelerated methods. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

(I) Earnings Per Share - Earnings per share of common stock are based on the weighted average number of such shares outstanding during each year. The weighted average shares outstanding were 3,484,682, 3,481,233, and 3,477,842 for the years ended December 31, 1994, 1993, and 1992, respectively.

(J) Classification - Certain reclassifications have been made to the prior years to conform to the reporting categories used in 1994.

(K) Statutory Information - National Western Life Insurance Company, domiciled in Colorado, prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Colorado Division of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of prescribed statutory accounting practices. Accordingly, that project will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that insurance companies use to prepare their statutory financial statements. The following are major differences between generally accepted accounting principles and prescribed or permitted statutory accounting practices.

1. The Company accounts for universal life and investment annuity contracts based on the provisions of Statement of Financial Accounting Standards
(SFAS) No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." The basic effect of the statement with respect to certain long-duration contracts is that deposits for universal life and investment annuity contracts are not reflected as revenues, and surrenders and certain other benefit payments are not reflected as expenses. However, statutory accounting practices do reflect such items as revenues and expenses.

2. Commissions and certain expenses related to policy issuance and underwriting, all of which generally vary with and are related to the production of new business, have been deferred. For traditional products, these costs are being amortized over the premium-paying period of the related policies in proportion to the ratio of the premium earned to the total premium revenue anticipated, using the same assumptions as to interest, mortality, and withdrawals as were used in calculating the liability for future policy benefits. For universal life and investment annuity contracts, these costs are amortized in relation to the present value of expected gross profits on these policies. Statutory accounting practices require commissions and related costs to be expensed as incurred. A summary of information relative to deferred policy acquisition costs and premiums and deposits, net of reinsurance, follows:

                                             Years Ended December 31,
                                       1994             1993           1992
                                           (In thousands)


Costs deferred:
 Agents' commissions            $     27,177            19,038         31,838
 Other                                 2,600             2,646          3,257

                                $     29,777            21,684         35,095

Amounts amortized               $     32,131            33,159         25,085

First-year and single premium
revenues                        $      2,746             3,065          3,304

Renewal premium revenues        $     16,192            15,559         18,061

Universal life and investment
annuity deposits                $    222,382           153,760        243,228


3. Under generally accepted accounting principles, the liability for future policy benefits on traditional products has been calculated by the net level method using assumptions as to future mortality (based on the 1965-1970 and 1975-1980 Select and Ultimate mortality tables), interest ranging from 4% to 8%, and withdrawals based on Company experience. For universal life and investment annuity contracts, the liability for future policy benefits represents the account balance.

4. Deferred Federal income taxes are provided for temporary differences which are recognized in the financial statements in a different period than for Federal income tax purposes. Deferred taxes are not recognized in statutory accounting practices.

5. Investments in subsidiaries are recorded at admitted asset value for statutory purposes, whereas the financial statements of the subsidiaries have been consolidated with those of the Company under generally accepted accounting principles.

6. The asset valuation reserve and interest maintenance reserve, which are investment valuation reserves prescribed by statutory accounting practices, have been eliminated, as they are not required under generally accepted accounting principles.

7. The recorded value of the life interest in the Libbie Shearn Moody Trust (the Trust) is reported at its initial valuation, net of accumulated amortization. The initial valuation was based on the assumption that the Trust would provide certain income to the Company at an assumed interest rate and is being amortized over 53 years, the life expectancy of Mr. Robert
L. Moody at the date he contributed the life interest to the Company. For statutory accounting purposes, the life interest has been recently valued at $26,400,000 which was computed as the present value of the estimated future income to be received from the Trust, limited to the amount of existing insurance in force on the life of Mr. Robert L. Moody. However, this amount is being amortized to a valuation of $12,774,000 over a seven-year period in accordance with Colorado Division of Insurance permitted accounting requirements. Prescribed statutory accounting practices provide no accounting guidance for such asset. The statutory admitted value of this life interest at December 31, 1994 is $22,507,000 in comparison to a carrying value of $5,486,000 in the accompanying consolidated financial statements.

Reconciliations of statutory basis stockholders' equity and net income, as included in the annual statements filed with the Colorado Division of Insurance, to the respective amounts as reported in the accompanying consolidated financial statements are as follows:


                                     Stockholders' Equity as of December 31,
                                        1994          1993           1992
                                                 (In thousands)


Amounts per annual statements     $    212,063        182,876        129,391
Adjustments:
  Difference in valuation of
  investment in the Libbie
  Shearn Moody Trust                   (17,021)       (17,911)       (20,360)
  Deferral of policy
  acquisition costs                    291,274        287,711        299,186
  Adjustment of future policy
  benefits                            (206,027)      (205,357)      (217,145)
  Deferred Federal income
  taxes payable                         (1,996)        (3,078)       (14,484)
  Adjust securities available
  for sale to fair value               (10,469)        (1,080)          (146)
  Reversal of asset valuation
  reserve                               10,197         13,225         18,244
  Reversal of interest
  maintenance reserve                    4,922          2,222         10,586
  Reinstatement of
  non-admitted assets                    2,468          3,134          3,014
  Valuation allowances on
  investments                          (10,573)       (15,566)       (17,594)
  Adjustment for consolidation             102         (3,664)        (3,978)
  Other, net                               194            206           (623)

Amounts per consolidated
financial statements              $    275,134        242,718        186,091



                                                Net Earnings for the
                                               Years Ended December 31,
                                           1994            1993          1992
                                                   (In thousands)

Amounts per annual statements       $     32,513         46,013        48,063
Subsidiary earnings (loss)before
deferred Federal income taxes             (3,806)        20,879        26,039
Consolidated statutory net income         28,707         66,892        74,102
Adjustments:
 Deferral of policy acquisition costs     (2,354)       (11,475)       10,010
 Adjustment of future policy benefits       (671)        11,816         2,678
 Amortization of investment in Trust        (279)          (275)         (272)
 Deferred Federal income taxes benefit       108          5,675         3,729
 Valuation allowances and permanent
 impairment write-downs on investments     5,238          5,238        (6,724)
 Lawsuit settlements recorded as surplus
 adjustments for statutory accounting        955          1,620             -
 Reversal of statutory accounting gain
 on subsidiary stock conversion               -              -         (6,399)
 Subsidiary stock dividends               (1,366)       (20,442)      (24,206)
 Increase (decrease) in
 interest maintenance reserve              2,700         (8,364)       10,586
 Cumulative effect of change in
 accounting for income taxes                  -           5,520            -
 Other, net                                1,198            519           (93)

Amounts per consolidated
financial statements              $       34,236         56,724        63,411



(2) SIGNIFICANT SUBSIDIARY

The Westcap Corporation and subsidiaries (Westcap), a wholly owned brokerage firm, have been consolidated in the accompanying financial statements. Subsidiaries of The Westcap Corporation also own 100% of the partnership interest in Westcap Securities, L.P. which is also included in the consolidation. Westcap's fiscal year-end is September 30.

Westcap  Securities,  L.P.  is  subject  to   the  Securities  and  Exchange
Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Westcap Securities, L.P. has elected to be subject to the Alternative Net Capital requirement which requires the partnership to, at all times, maintain net capital equal to the greater of $250,000 or 2% of aggregate debit items computed in accordance with the formula for the determination of Reserve Requirements for Brokers and Dealers. At September 30, 1994, Westcap Securities, L.P. had net capital of $8,423,000 which was $8,173,000 in excess of its required net capital of $250,000.

Westcap Securities, L.P. is required by Rule 15c 3-3 to maintain special reserve bank accounts. The amount in this account is restricted for the exclusive benefit of customers. The restricted amount, if any, is determined periodically in accordance with a specified formula. At September 30, 1994, cash of $1,443,000 had been segregated in a special reserve bank account. The required restricted amount was approximately $2,172,000. An additional deposit was made to the special reserve account, as required.

A summary of the most recent audited consolidated financial information for Westcap is as follows:

                                                  September 30,
                                           1994        1993       1992
                                                (In thousands)


Assets:
  Cash                               $     3,524         8,514      7,188
  Receivables from customers
  and broker                                 675        55,163     29,346
  Trading securities                      69,666       116,918     93,627
  Securities purchased under
  agreements to resell                   153,971       186,896     25,165
  Other assets                             4,221         4,810      8,676

                                     $   232,057       372,301    164,002


Liabilities and Stockholder's Equity:
 Short-term borrowings               $    29,698        82,852     48,582
 Payables to customers and brokers         3,692        39,422     25,547
 Securities sold not yet purchased        87,336        78,835      6,034
 Securities sold  under
 agreements to repurchase                 91,781       127,971     39,078
 Other liabilities                         2,823        22,840     27,380
 Stockholder's equity                     16,727        20,381     17,381

                                     $   232,057       372,301    164,002


Revenues                             $    40,208       105,923    123,094

Net income (loss)                    $    (2,936)       21,832     26,728


(3) DEPOSITS WITH REGULATORY AUTHORITIES

The following assets were on deposit with state and other regulatory authorities as required by law at the end of each year:


                                      December 31,
                                    1994        1993
                                     (In thousands)


  Securities held to maturity     $  62,413      63,719
  Certificates of deposit               210         210


(4) INVESTMENTS

(A) Investment Income

The major components of net investment income are as follows:

                                      Years Ended December 31,
                                    1994        1993       1992
                                           (In thousands)

Investment income:
    Debt securities            $   154,417     144,218    147,445
    Mortgage loans                  19,839      18,450     17,992
    Policy loans                    10,546      11,962     12,387
    Other investment income          7,982       8,412      9,405

Total investment income            192,784     183,042    187,229
Investment expenses                  2,763       2,790      3,080


Net investment income          $   190,021     180,252    184,149


Investments of the following amounts were non-income producing for the preceding twelve months:


                                           December 31,
                                         1994        1993
                                          (In thousands)


Securities held to maturity        $     4,924      2,185
Mortgage loans                              -         985
Other long-term investments              3,709      6,248


As of December 31, 1994 and 1993, investments in debt securities and mortgage loans with principal balances totaling $8,314,000 and $7,342,000 were on non-accrual status. During 1994, 1993 and 1992, reductions in interest income associated with non-performing investments in debt securities and mortgage loans were as follows:

                                      Years Ended December 31,
                                    1994        1993       1992
                                           (In thousands)


Interest at contract rate       $      647       1,029        975
Interest income recognized             184         123        240

Interest income not accrued     $      463         906        735


(B) Investment Concentrations

Concentrations of credit risk arising from mortgage loans exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company does not have a significant exposure to any individual customer or counterparty. The major concentrations of mortgage loan credit risk for the Company arise by geographic location in the United States and by property type as detailed below.


                                      December 31,
                                     1994       1993
                                     (In thousands)


West South Central                     55.8 %     51.3%
Mountain                               12.2       15.2
Pacific                                 9.7       10.0
All Other                              22.3       23.5

Totals                                100.0 %    100.0%


                                      December 31,
                                     1994       1993
                                     (In thousands)


Retail                                 64.6 %     66.7 %
Office                                 16.8       17.9
Hotel/Motel                             7.6        3.1
All Other                              11.0       12.3

Totals                                100.0 %    100.0 %


The Company held in its investment portfolio below investment grade debt securities, net of loss provisions, of approximately $31,861,000 and $24,261,000 at December 31, 1994 and 1993, respectively. This represents approximately 1.2% and 1.0% of total invested assets. These below investment grade debt securities often have common characteristics in that they are usually unsecured and are often subordinated to other creditors of the borrower or issuer. Additionally, the issuers of the below investment grade debt securities usually have high levels of indebtedness and are more sensitive to adverse economic conditions.

At December 31, 1994 and 1993, the Company held approximately $8,948,000 and $13,822,000 of residual interests in collateralized mortgage obligations
(CMOs) in its investment portfolio. Investments in residual interests of CMOs are securities that entitle the Company to the excess cash flows arising from the difference between the cash flows required to make principal and interest payments on the related CMOs and the actual cash flows received on the underlying U.S. agency collateral included in the CMO portfolios. Total cash flows to be received by the Company from the residual interests could differ from the projected cash flows resulting in changes in yield or losses if prepayments vary from projections on the collateral underlying the CMOs. The Company also has investments in principal exchange rate linked securities at December 31, 1994 and 1993, totaling approximately $7,982,000 and $11,150,000. These securities bear interest at fixed rates payable on a semiannual basis. The amount of principal to be received by the Company at maturity is dependent on the exchange rates of various foreign currencies relative to the U.S. dollar at the maturity date. The securities are not subject to prepayments or redemptions prior to maturity.

At December 31, 1994 and 1993, the Company had approximately $17,766,000 and $22,672,000 of real estate, net of estimated selling costs, which is reflected in other long-term investments in the accompanying financial statements.

The Company had no investments in any entity, except for U.S. government agency securities, in excess of 10% of stockholders' equity at December 31, 1994.

(C)  Investment Gains and Losses

The table below presents realized gains and losses and the increase or decrease in unrealized gains on investments:



                                        Net Realized      Increase
                                         Investment      (Decrease)
                                            Gains       in Unrealized
                                          (Losses)     Investment Gains
                                               (In thousands)


Year Ended December 31, 1994:
 Securities held to maturity        $     1,632          (239,104)
 Securities available for sale             (881)          (29,493)
 Other                                      875                 -

Totals                              $     1,626          (268,597)

Year Ended December 31, 1993:
 Securities held to maturity        $     3,937            78,960
 Securities available for sale            1,541              (395)
 Other                                   (2,272)               -

Totals                              $     3,206            78,565

Year Ended December 31, 1992:
 Securities held to maturity        $    18,862           (24,581)
 Other                                   (3,152)              237

Totals                              $    15,710           (24,344)


The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 1994:


                                            Securities Held to Maturity
                                                 Gross       Gross
                                    Amortized  Unrealized Unrealized     Fair
                                       Cost      Gains      Losses      Value
                                                   (In thousands)


Debt securities:
 U.S. Treasury and other
 U.S. government corporations
 and agencies                    $   24,595          44        886      23,753

 States and political subdividison    6,434         480         98       6,816

 Foreign governments                107,299         -        7,205     100,094

 Public utilities                   272,478         722     22,807     250,393

 Corporate                          498,120       1,728     40,941     458,907

 Mortgage-backed                    696,887       5,759     54,546     648,100

Totals                           $1,605,813       8,733    126,483   1,488,063



                                         Securities Available for Sale
                                              Gross       Gross
                                  Amortized  Unrealized Unrealized     Fair
                                    Cost      Gains      Losses        Value
                                                (In thousands)


Debt securities:
 U.S. Treasury and other
 U.S. government corporations
 and agencies                     $   7,353         59       2,467     4,945

 Foreign governments                 16,014        117         862    15,269

 Public utilities                    10,263        155         918     9,500

 Corporate                           76,266        764         985    76,045

 Mortgage-backed                    228,389      2,413       8,570   222,232

Equity securities                    27,739      1,382       2,812    26,309

Totals                            $ 366,024      4,890      16,614   354,300



The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 1993:

                                         Securities Held to Maturity
                                              Gross      Gross
                                  Amortized  Unrealized  Unrealized     Fair
                                     Cost      Gains       Losses      Value
                                                 (In thousands)


Debt securities:
 U.S. Treasury and other
 U.S. government corporations
 and agencies                       $   40,542     4,710        -       45,252

 States and political subdivisions       8,421     1,134        -        9,555

 Foreign governments                    20,343       870         24      21,189

 Public utilities                      293,855    16,175      1,061    308,969

 Corporate                             466,246    27,813      2,349    491,710

 Mortgage-backed                       957,953    75,074        988  1,032,039

Totals                              $1,787,360   125,776      4,422  1,908,714




                                         Securities Available for Sale
                                               Gross      Gross
                                   Amortized  Unrealized  Unrealized   Fair
                                      Cost      Gains       Losses     Value
                                                  (In thousands)


Debt securities:
 U.S. Treasury and other
 U.S. government corporations
 and agencies                    $     7,581          -       1,506     6,075

 Foreign governments                   3,569          -         669     2,900

Equity securities                     28,673       2,186        479    30,380

Totals                           $    39,823       2,186      2,654    39,355



The amortized cost and fair values of investments in debt securities at December 31, 1994, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                     Securities             Securities
                                  Held to Maturity      Available for Sale
                                Amortized     Fair     Amortized     Fair
                                   Cost      Value       Cost       Value
                                               (In thousands)


Due in 1 year or less       $    4,375       4,424        -           -

Due after 1 year
through 5 years                 59,544      58,949     17,403      14,081

Due after 5  years
through 10 years               491,248     444,585     58,435      58,519

Due after 10 years             353,759     332,005     34,058      33,159
                               908,926     839,963    109,896     105,759

Mortgage-backed securities     696,887     648,100    228,389     222,232

Totals                     $ 1,605,813   1,488,063    338,285     327,991


Proceeds from sales of securities available for sale during 1994 totaled $9,114,000. Gross gains of $654,000 and gross losses of $1,535,000 were realized on those sales. Proceeds from sales of investments in debt securities during 1993 and 1992 were $77,869,000 and $1,600,779,000, respectively. Gross gains of $12,966,000 and $38,272,000, and gross losses of $1,283,000 and $14,410,000, were realized on those sales, respectively. The Company uses the specific identification method in computing realized gains and losses. Net increases in the fair values of trading securities totaled $58,000 for the year ended December 31, 1994, and have been included in earnings.

(D)  Changes in Accounting Principles

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

(c) Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of taxes and adjustments to deferred policy acquisition costs, excluded from earnings and reported as a separate component of stockholders' equity.

Previous accounting policy was similar to the requirements of the new statement. Significant differences are that securities available for sale were reported at the lower of aggregate cost or market value, whereas SFAS No. 115 requires reporting of these securities on an individual fair value basis. Also, SFAS No. 115 provides stricter requirements and guidance on the classification of securities among the three reporting categories.

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

Upon adoption of the new statement, certain related balance sheet accounts, deferred Federal income taxes payable and deferred policy acquisition costs, were adjusted as if the unrealized gains had actually been realized. For the Company's universal life and investment annuity contracts, deferred policy acquisition costs are amortized in relation to the present value of expected gross profits on these policies. Accordingly, under SFAS No. 115, deferred policy acquisition costs are adjusted for the impact on estimated gross profits of net unrealized gains and losses on securities. The implementation of the new statement had no effect on net earnings of the Company. However, stockholders' equity was adjusted as follows as of January 1, 1994:


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


At July 31, 1994, the Company transferred debt securities with fair values totaling $805 million from securities available for sale to securities held to maturity. There were no changes in classifications of the Company's equity or trading securities. Securities available for sale now represent approximately 19% of the Company's insurance operations debt and equity securities as compared to 60% prior to the transfers. The lower holdings of securities available for sale will significantly reduce the Company's exposure to equity volatility while still providing securities for liquidity and asset/liability management purposes. The transfers of securities were recorded at fair values in accordance with SFAS No. 115. This statement requires that the unrealized holding gain or loss at the date of the transfer continue to be reported in a separate component of stockholders' equity but shall be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount. The amortization of an unrealized holding gain or loss reported in equity will offset or mitigate the effect on interest income of the amortization of the premium or discount for the held-to-maturity securities. The transfer of securities from available for sale to held to maturity had no effect on net earnings of the Company. However, stockholders' equity was adjusted as follows:

                                                         (In thousands)


Fair value adjustment to securities
transferred at July 31, 1994                              $     3,898
Less:
  Decrease in deferred policy acquisition costs                (1,775)
  Increase in deferred Federal income taxes                      (743)

Net unrealized gain related to securities transferred
to held to maturity at July 31, 1994                            1,380


Less:
  Amortization of net unrealized gain for the
  period August 1 to December 31, 1994                           (439)

Net unrealized gain related to securities transferred
to held to maturity at December 31, 1994                  $       941


Net  unrealized  gains   (losses)  on  investment   securities  included  in
stockholders' equity at December 31, 1994 and 1993 are as follows:


                                                       December 31,
                                                     1994       1993
                                                     (in thousands)


Gross unrealized gains                         $    4,890        2,186
Gross unrealized losses                           (16,614)      (2,654)
Adjustments for:
  Deferred policy acquisition costs                 6,893           -
  Deferred Federal income taxes                     1,691          211

                                                   (3,140)        (257)

Net unrealized gain related to securities
transferred to held to maturity                       941           -

Net unrealized losses on investment securities $   (2,199)        (257)


The Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," in May, 1993. In October, 1994, the FASB also issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which amends SFAS No. 114. These statements address the accounting by creditors for impairment of certain loans and related financial statement disclosures. The statements are applicable to all creditors and to all loans, uncollateralized as well as collateralized, with certain exceptions and also apply to all loans that are restructured in a troubled debt restructuring involving a modification of terms. The statements require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

Both SFAS No. 114 and No. 118 apply to financial statements for fiscal years beginning after December 15, 1994. The Company will implement the statements in the first quarter of 1995. The Company is currently providing for impairment of loans through an allowance for possible losses, and the implementation of this statement is not expected to have a significant effect on the level of this allowance. As a result, there should be no
significant       net  impact  on   the  Company's   results  of  operations
stockholders' equity.


(5) PARTICIPATING POLICIES

The Company has issued participating policies which entitle the policyholders to participate in cash and, in certain instances, in stock dividends paid to stockholders. The participating preferences of these special policy plans are as follows:

(A) Certain participating policies require payment of dividends to policyholders of not less than a specified percentage of dividends paid to stockholders. Holders of such policies at December 31, 1994 and 1993, are entitled to dividends equal to an aggregate maximum of less than 1% of dividends paid to holders of the Company's common stock.

(B) Certain participating policies are entitled to receive policyholder dividends at least equivalent to stockholders' dividends paid on a designated number of shares of common stock of the Company. Holders of such policies at December 31, 1994 and 1993, are entitled to receive dividends equivalent to less than 1% of dividends paid to holders of the Company's common stock.

All other policyholders' dividends are apportioned for payment by the Company's Board of Directors at the beginning of certain periods of time on participating policies having anniversary dates during such designated periods. These policyholders' dividends are at various rates based upon factors such as the policy plan, loading factor of the plan, and issue date of policies. The provision for the policyholders' dividend liability is included in the  future policy benefit  liabilities.  Retained  earnings are allocable to participating policies only when dividends thereon are specifically declared by the Company's Board of Directors except as noted above. At December 31, 1994 and 1993, no retained earnings were so allocated.

Participating business constitutes approximately 1% of the Company's life insurance in force and 1% of the premium revenues and universal life deposits for the years ended December 31, 1994 and 1993, respectively.

In January, 1995, the FASB issued SFAS No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain
Long-Duration  Participating   Contracts."    This   statement  extends  the
requirements of SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," and No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," to mutual life insurance
enterprises.   Also,  the  AICPA  has  established  accounting  for  certain participating life insurance contracts of  mutual life insurance enterprises in its Statement of Position (SOP) 95-1, "Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises," that should be applied to
those  contracts   that meet the conditions  in this statement.  This statement also permits stock life insurance enterprises to apply the provisions of the SOP to participating life insurance contracts that meet certain conditions. SFAS No. 120 is effective for financial statements issued for fiscal years
beginning after December  15, 1995.   Due  to the  Company's small  level of
participating life  insurance  contracts,  this  statement should   have  no
significant effects on the Company's financial statements.


(6) REINSURANCE

The Company is party to several reinsurance agreements. The Company's general policy is to reinsure that portion of any risk in excess of $150,000 on the life of any one individual. Life insurance in force in the amounts of $1,034,000,000 and $861,000,000 is ceded on a yearly renewable term basis, $117,000 and $134,000 is ceded on a modified coinsurance basis, and $21,000,000 and $38,000,000 is ceded on a coinsurance basis at December 31, 1994 and 1993, respectively. In accordance with the reinsurance contracts, reinsurance receivables including amounts related to claims incurred but not reported and liabilities for future policy benefits totaled $6,480,000 and $9,187,000 at December 31, 1994 and 1993, respectively. Premium revenues were reduced by $6,040,000, $7,450,000, and $4,800,000 for reinsurance premiums incurred during the years ended December 31, 1994, 1993 and 1992, respectively. Benefits were reduced by $3,295,000, $6,943,000, and $3,865,000 for reinsurance recoverables during the years ended December 31, 1994, 1993 and 1992, respectively. A contingent liability exists with respect to such reinsurance which could become a liability of the Company in the event such reinsurance companies are unable to meet their obligations under existing reinsurance agreements.


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

Pursuant to the deferred method under APB Opinion 11, which was applied in 1992, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

Effective January 1, 1993, the Company adopted SFAS No. 109. The cumulative effect of this change in accounting for income taxes of $5,520,000 was determined as of January 1, 1993 and is reported separately in the consolidated statement of earnings for the year ended December 31, 1993. Prior periods' financial statements have not been restated to apply the provisions of SFAS No. 109.

Total Federal income taxes were allocated as follows:


                                               Years Ended December 31,
                                             1994       1993        1992
                                                    (In thousands)


Earnings from continuing operations       $  19,190     26,477      32,524
Stockholders' equity for net unrealized
losses on investment securities                (974)      (211)         -

Total Federal income taxes                $  18,216     26,266      32,524


The provisions for Federal income taxes vary from amounts computed by applying the statutory income tax rate to earnings before Federal income taxes. The reasons for the differences, and the tax effects thereof, are as follows:


                                                Years Ended December 31,
                                               1994        1993       1992
                                                     (In thousands)


Income tax expense at statutory rate     $   18,699       27,188     32,618
Dividends-received deduction                   (333)        (420)      (306)
Amortization of life interest in the
Libbie Shearn Moody Trust                        97           96         93
Payment (recovery) of
non-deductible excise tax                        53         (368)         -
Adjustment to deferred tax assets and
liabilities for enacted changes in
tax rates                                        -            98         -
Other                                           674         (117)       119

Provision for Federal income taxes       $   19,190       26,477     32,524


The significant components of the deferred income tax benefit attributable to earnings from operations for the years ended December 31, 1994 and 1993, are as follows:

                                                    Years Ended December 31,
                                                       1994        1993
                                                        (In thousands)


Deferred tax benefit, exclusive of
adjustments for changes in tax rates               $     (108)     (5,773)
Adjustments to deferred tax assets and
liabilities for enacted changes
in tax rates                                               -           98

Total deferred tax benefit                         $     (108)     (5,675)


For the year ended December 31, 1992, deferred Federal income tax benefits of $3,729 resulted from timing differences in the recognition of income and expense for income tax and financial reporting purposes. The source and tax effects of those timing differences are presented below:

                                                              (In thousands)


Policy acquisition costs expensed for tax purposes
and deferred for financial accounting purposes               $       1,622

Excess of the increase in the liability for future
policy benefits for tax purposes over the increase
for financial statement purposes                                    (3,543)

Investment income recognized for tax purposes
and deferred for financial accounting pruposes                         255

Accretion of bond discount recognized for financial
accounting purposes and deferred for tax purposes                     (454)

Difference in tax accounting and financial
accounting for asset valuation allowances                           (2,499)

Amounts expensed for financial accounting
purposes not currently tax deductible                                  161

Other                                                                  729

Deferred tax benefit                                         $      (3,729)


There was no valuation allowance for deferred tax assets at January 1, 1993, or December 31, 1994 and 1993. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The tax  effects  of temporary  differences  that give    rise  to significant
portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993, are presented below:

                                                            December 31,
                                                          1994       1993
                                                           (In thousands)


Deferred tax assets:
 Future  policy  benefits, excess of financial
 accounting liability over tax liability               $  81,849      80,241
 Fixed maturities, principally due to permanent
 impairment write-downs for financial
 accounting purposes                                          27       3,929
 Mortgage loans, principally due to valuation
 allowances for financial accounting purposes              2,242       2,545
 Real estate, principally due to write-downs
 for financial accounting purposes                         2,382       2,389
 Accrued and unearned investment income
 recognized for tax purposes and deferred for
 financial accounting purposes                             2,299       2,791
 Accrued operating expenses recorded for financial
 accounting purposes not currently tax deductible          2,451       1,649
 Net unrealized losses on investment securities            1,184         164
 Other                                                       706         314
Total gross deferred tax assets                           93,140      94,022
Less valuation allowance                                      -          -

Net deferred tax assets                                   93,140      94,022


Deferred tax liabilities:
 Deferred policy  acquisition costs,
 principally expensed for tax purposes                   (92,884)   (94,837)
 Real estate, principally due to
 differences in tax and financial accounting
 for depreciation                                         (1,964)    (2,183)
 Other                                                      (288)       (80)

Total gross deferred tax liabilities                     (95,136)   (97,100)

Net deferred tax liability                             $  (1,996)    (3,078)


Prior to the Tax Reform Act of 1984 (1984 Act), a portion of a life insurance company's income was not subject to tax until it was distributed to stockholders, at which time it was taxed at the regular corporate tax rate. In accordance with the 1984 Act, this income, referred to as policyholders' surplus, would not increase, yet any amounts distributed would be taxable at the regular corporate rate. The balance of this account as of December 31, 1994, is approximately $2,446,000. No provision for income taxes has been made on this untaxed income, as management is of the opinion that no distribution to stockholders will be made from policyholders' surplus in the foreseeable future. Should the balance in the policyholders' surplus account at December 31, 1994, become taxable, the Federal income taxes computed at present rates would be approximately $856,000.

The Company files a consolidated Federal income tax return with its subsidiaries. Allocation of the consolidated tax liability is based on separate return calculations pursuant to the "wait-and-see" method as described in sections 1.1552-1(a)(2) and 1.1502-33(d)(2)(i) of the current Treasury Regulations. Under this method, consolidated group members are not given current credit for net losses until future net taxable income is generated to realize such credits. Intercompany tax balances are settled quarterly.


(8) TRANSACTIONS WITH CONTROLLING STOCKHOLDER AND AFFILIATES

(A) Life Interest in Libbie Shearn Moody Trust

The Company is the beneficial owner of a life interest (1/8 share), previously owned by Mr. Robert L. Moody, Chairman of the Board of Directors of the Company, in the trust estate of Libbie Shearn Moody. The Company has issued term insurance policies on the life of Mr. Robert L. Moody which are reinsured through agreements with unaffiliated insurance companies. The Company is the beneficiary of these policies for an amount equal to the statutory admitted value of the Trust which was $22,507,000 at December 31, 1994. The excess of $27,000,000 face amount of the reinsured policies over the statutory admitted value for the Trust has been assigned to Mr. Robert
L. Moody. The recorded net asset values in the accompanying consolidated financial statements for the Company's life interest in the Trust are as follows:

                                                         December 31,
                                                       1994        1993
                                                         (In thousands)


Original valuation of life
interest at February 26, 1960                     $     13,793      13,793
Less accumulated amortization                           (8,307)     (8,028)

Net asset value of life interest in the Trust     $      5,486       5,765


Income from the Trust and related expenses reflected in the accompanying consolidated statements of earnings are summarized as follows:

                                                Years Ended December 31,
                                                 1994        1993       1992
                                                        (In thousands)


Income distributions                        $    2,937       2,596      2,485
Deduct:
    Amortization                                  (279)       (275)      (272)
    Reinsurance premiums                          (188)       (162)      (134)

Net income from life interest in the Trust  $    2,470       2,159      2,079



(B) Common Stock

Mr. Robert L. Moody, Chairman of the Board of Directors, owns 198,074 of the total outstanding shares of the Company's Class B common stock and 1,164,171 of the Class A common stock.

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


(9) PENSION PLANS

The Company has a qualified noncontributory pension plan covering substantially all full-time employees. The plan provides benefits based on the participants' years of service and compensation. The Company makes annual contributions to the plan that comply with the minimum funding provisions of the Employee Retirement Income Security Act. A summary of plan information is as follows:

Pension costs (credits) include the following components:

                                                  Years Ended December 31,
                                               1994        1993       1992
                                                     (In thousands)


Service cost-benefits earned
during the period                           $      218         156        194
Interest cost on projected
benefit obligations                                498         481        453
Actual return on plan assets                       112        (321)      (272)
Net amortization and deferral                     (622)       (258)      (316)

Net pension cost                            $      206          58         59


The following sets forth the plan's funded status and related amounts recognized in the Company's balance sheet as of:

                                                            December 31,
                                                          1994        1993
                                                           (In thousands)


Actuarial present value of benefit obligations:
 Accumulated benefit obligations, including vested
 benefits of $5,565,000 and $5,753,000, respectively   $   (5,906)     (6,128)

Projected benefit obligations for service
rendered to date                                       $   (6,317)     (6,594)
Plan assets at fair market value primarily consisting
of equity and fixed income securities                       5,513       5,938

Projected benefit obligations in
excess of plan assets                                        (804)       (656)
Unrecognized net transitional asset atJanuary 1, 1987
being recognized over employees' average remaining
service of 15 years                                          (374)       (429)
Prior service cost not yet recognized in net
periodic pension cost                                        (266)       (296)
Unrecognized net losses from past experience
different from that assumed                                 1,058       1,201
Adjustment to recognize minimum liability                      (7)        (10)

Accrued pension cost                                   $     (393)       (190)


The discount rate used in determining the actuarial present value of the projected benefit obligations was 8.75% for 1994 and 7.25% for 1993. The projected increase in future compensation levels was based on a rate of 6.0% for 1994 and 1993. The projected long-term rate of return on plan assets was 8.5% for 1994 and 1993.

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

Pension costs include the following components:


                                                  Years Ended December 31,
                                                 1994       1993      1992
                                                       (In thousands)


Service cost-benefits earned during the period  $   91       63         81
Interest cost on projected benefit obligations     158       98         87
Net amortization and deferral                      129       68         70

Net pension cost                                $  378      229        238


The following sets forth the plan's funded status and related amounts recognized in the Company's balance sheet as of:



                                                              December 31,
                                                            1994        1993
                                                              (In thousands)


Actuarial present value of benefit obligations:
  Accumulated benefit obligations, including vested
  benefits of $640,000 and $799,000, respectively      $     (670)       (836)


Projected benefit obligations for service
rendered to date                                           (1,749)     (2,182)
Plan assets at fair market value                               -           -

Projected benefit obligations in
excess of plan assets                                      (1,749)     (2,182)
Unrecognized net transitional obligation
at January 1, 1991, being recognized over
employees' average remaining service of 12 years              677         756
Unrecognized net losses from past experience
different from that assumed                                    22         754
Adjustment to recognize minimum liability                      -         (164)

Accrued pension cost                                   $   (1,050)       (836)


The discount rate used in determining the actuarial present value of the projected benefit obligations was 8.75% for 1994 and 7.25% for 1993. The projected increase in future compensation levels was based on a rate of 6.0% for 1994 and 1993.

In addition to the defined benefit plans, the Company has a qualified 401(k) plan for substantially all full-time employees and a non-qualified deferred compensation plan primarily for senior officers. The Company makes annual contributions to the 401(k) plan of two percent of each employee's compensation. Additional Company matching contributions of up to two percent of each employee's compensation are also made each year based on the employee's personal level of salary deferrals to the plan. All Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 1994 and 1993, Company contributions totaled $198,000 and $187,000.

The non-qualified  deferred  compensation  plan  was  established  to  allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional Company contributions. Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 1994 and 1993, Company contributions totaled $45,000 in each year.

SFAS No. 112, "Employers' Accounting for Postemployment Benefits," was issued by the FASB in November, 1992. This statement establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. Postemployment benefits include all types of benefits provided to former or inactive employees, their beneficiaries and covered dependents. The statement is effective for fiscal years beginning after December 15, 1993. As the Company provides insignificant postemployment benefits, implementation had no significant impact on the results of operations of the company.


(10) SHORT-TERM BORROWINGS

The Company has available a $60 million bank line of credit primarily for cash management purposes relating to investment transactions. The Company is required to maintain a collateral security deposit in trust with the bank equal to 120% of any outstanding liability. The Company had no outstanding liabilities or collateral security deposits with the bank at December 31, 1994 and 1993. The average interest rates on borrowings for the years ended December 31, 1994 and 1993, were 4.45% and 4.36%, respectively.

Certain subsidiaries of the Company's brokerage subsidiary (Westcap) have arrangements with a financial institution whereby the institution performs clearing functions for all securities transactions with customers and brokers and dealers. These arrangements include revolving line of credit agreements which bear interest at variable rates based on Federal funds rates and are due on demand. Borrowings under these arrangements are guaranteed by Westcap and collateralized by trading securities and certain customers' and brokers' and dealers' unpaid securities, which at September 30, 1994 and 1993 (the subsidiary's fiscal year-end), had aggregate market values of approximately $35,354,000 and $119,082,000, respectively. The average interest rates on the borrowings for the years ended September 30, 1994 and 1993, were 4.60% and 4.24%, respectively.


(11) SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At September 30, 1994 and 1993, securities purchased under agreements to resell by Westcap were collateralized by U.S. Government and agencies' securities with market values of approximately $152,753,000 and $189,659,000. These agreements had maturity dates ranging from one to ninety days and weighted average interest rates of 4.2% and 3.3%. During the years ended September 30, 1994 and 1993, the maximum month-end balance of outstanding agreements was $270,854,000 and $186,896,000, and the average amount of outstanding agreements was $197,327,000 and $75,634,000, respectively. Risks arise from the possible inability of counterparties to meet the terms of their agreements and from movements in securities' values.

At September 30, 1994 and 1993, securities sold under agreements to repurchase by Westcap were collateralized by U.S. Government and agencies' securities with market values of approximately $93,025,000 and $129,523,000. These agreements had maturity dates ranging from one to ninety days and weighted average interest rates of 4.8% and 3.5%. During the years ended September 30, 1994 and 1993, the maximum month-end balance of outstanding agreements was $245,564,000 and $127,971,000, and the average amount of outstanding agreements was $169,187,000 and $66,941,000, respectively.

(12) COMMITMENTS AND CONTINGENCIES

(A) Current Regulatory Issues

In December, 1994, the NAIC adopted for statutory accounting practices Actuarial Guideline GGG for determining minimum reserves for annuity contracts with multiple benefit streams often referred to as two-tier annuities. The guideline will be effective December 31, 1995, and will apply to all contracts issued on or after January 1, 1981, and allowance is made for a three-year phase-in period. However, the Company's statutory reserving practices for two-tier annuities follow an agreement reached with its state of domicile, Colorado.

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

During 1993, the Division conducted an Association Financial Examination of the Company for the six-year period ended December 31, 1992. One of the results of the examination was an agreement between the Division and the Company concerning the permitted statutory reserving basis for two-tier annuities. The agreement includes a plan to meet a target reserve by December 31, 1996. The agreement states the acceptable difference between the target reserve and the statutory reserve held by the Company. The difference will meet the following schedule:



          December 31, 1994        $13,600,000
          December 31, 1995          5,000,000
          December 31, 1996                -

The Company has met the above scheduled difference for December 31, 1994. In fact, at December 31, 1994, the difference was less than that required, and it is anticipated that the Company will not require any additional statutory reserves in order to meet the above schedule of differences. This agreement does not affect the Company's policy reserves which are prepared
under  generally  accepted   accounting  principles   as  reported   in  the
accompanying consolidated financial statements.

(B) Legal Proceedings

On March 28, 1994, the Community College District No. 508, County of Cook and State of Illinois (The City Colleges) filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against National Western Life Insurance Company (the Company) and subsidiaries of The Westcap Corporation. The suit seeks rescission of securities purchase transactions by The City Colleges from Westcap between September 9, 1993 and November 3, 1993, alleged compensatory damages, punitive damages, injunctive relief, declaratory relief, fees and costs.
National Western is named as a "controlling person" of the Westcap defendants. On February 1, 1995, the complaint was amended to add a RICO count for treble damages and claims under the Texas securities and consumer fraud laws, and to add additional defendants. Westcap and the Company are of the opinions that Westcap has adequate documentation to validate all such securities purchase transactions by The City Colleges, and that Westcap and the Company each have adequate defenses to the litigation. Although the alleged damages would be material to the Company's and Westcap's financial positions, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. A judicial ruling favorable to Westcap has been made requiring resolution of the suit against Westcap through binding arbitration. The lawsuit against the Company was suspended pending determination of the arbitration proceeding against Westcap.

On August 5, 1994, the Sarasota-Manatee Airport Authority filed a complaint in the United States District Court, Middle District of Florida, Tampa Division, against National Western Life Insurance Company (the Company), The
Westcap Corporation and subsidiaries of Westcap.   The suit seeks rescission
of  securities  purchase   transactions  by  the   Sarasota-Manatee  Airport
Authority from Westcap, judgment for damages, or such other relief as the court may deem appropriate. The Company is named as a "controlling person" of the Westcap defendants. The Company and Westcap have answered the complaint and denied all material allegations. Westcap and the Company are of the opinions that Westcap has adequate documentation to validate all such securities purchase transactions by Sarasota-Manatee Airport Authority, and that Westcap and the Company each have adequate defenses to the litigation. Although the alleged damages would be material to Westcap's financial position, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The litigation is in early stages of discovery.

On February 1, 1995, the San Antonio River Authority (SARA) filed a complaint in the 285th Judicial District Court, Bexar County, Texas, against Kenneth William Katzen (Katzen), Westcap Securities, L.P., The Westcap Corporation (Westcap), and National Western Life Insurance Company (the
Company).  The  suit alleges  that Katzen  and Westcap   sold mortgage-backed
security derivatives to SARA and misrepresented these securities to SARA. The suit alleges violations of the Federal Securities Act, Texas Securities Act, Deceptive Trade Practices Act, breach of fiduciary duty, fraud,
negligence, breach   of  contract, and seeks attorney's   fees.   The Company
is named as a "controlling person" of the Westcap defendants. Westcap and the Company are of the opinions that Westcap has adequate documentation to validate all securities purchases by SARA, and that the Company and Westcap have adequate defenses to such suit. Although the alleged damages would be material to Westcap's financial condition, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The Company and Westcap have denied all allegations and there has been no discovery at this time.

The Westcap Corporation and Westcap Securities, L.P. are also defendants in several other pending lawsuits which have arisen in the ordinary course of its business. Westcap Securities, L.P. has also been notified of several arbitration claims filed with the National Association of Securities Dealers. After reviewing the lawsuits and arbitration filings with outside counsel, management believes it has adequate defenses to each of the claims. Although the alleged damages would be material to the financial position of The Westcap Corporation, a reasonable estimate of actual loss which may result from any of these claims cannot be made at this time. Accordingly, no provision for any liability that may result from these actions has been recognized in the consolidated financial statements.

National Western Life Insurance Company settled several lawsuits during 1994 and 1993. Other income totaling $955,000 and $1,720,000 from these settlements has been reflected in the accompanying statements of earnings for the years ended December 31, 1994 and 1993, respectively.

National Western Life Insurance Company is currently a defendant in several other lawsuits, substantially all of which are in the normal course of business. In the opinion of management, the liability, if any, which may rise from these lawsuits would not have a material adverse effect on the Company's financial condition.

(C) Financial Instruments

In order to meet the financing needs of its customers in the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments are commitments to extend credit which involve elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts, assuming that the amounts are fully advanced and that collateral or other security is of no value. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company controls the credit risk of these transactions through credit approvals, limits, and monitoring procedures.

The Company had commitments to extend credit relating to mortgage loans totaling $14,700,000 at December 31, 1994. Commitments to extend credit are legally binding agreements to lend to a customer that generally have fixed expiration dates or other termination clauses and may require payment of a fee. These commitments do not necessarily represent future liquidity requirements, as some of the commitments could expire without being drawn upon. The Company evaluates each customer's creditworthiness on a case-by-case basis. The Company had no commitments to purchase investment securities at December 31, 1994.

In the normal course of business, Westcap enters into when-issued and forward contracts principally related to mortgage-backed and U.S. Government securities issues. These contracts are for delayed delivery of securities in which the seller agrees to make delivery at a specified future date of a specified instrument, at a specified price. These securities issues may have settlement dates ranging from several weeks to several months after trade date. Revenues and expenses related to such contracts are recognized on settlement date. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates.

At September 30, 1994, the approximate amount of unsettled when-issued and forward purchase and sale contracts were $73,009,000 and $73,431,000, respectively. These contracts principally related to obligations of the U.S. Government and its agencies.

During the year ended September 30, 1994, Westcap adopted the provisions of SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires disclosure of certain fair value information regarding derivative financial instruments. During 1994, the average fair value of when-issued purchase and sale contracts were approximately $4,789,000 and $2,602,000, respectively. At September 30, 1994, the fair value of when-issued and forward purchase and sale contracts were approximately $68,146,000 and $68,632,000, respectively. For the year ended September 30, 1994, Westcap recognized a net gain of approximately $12,079,000 from such transactions.

Substantially all of these contracts are matched. In the opinion of management, the settlement of these transactions is not expected to have a material effect on the Company's financial condition.

In the normal course of business, Westcap also enters into contracts involving securities not yet purchased principally related to mortgage-backed and U.S. Government securities issues. These financial instruments are considered to have off-balance sheet risk, as they involve, to varying degrees, elements of interest rate risk in excess of the amount recognized in the statement of financial condition. Risks arise from movements in securities values and interest rates.

(D)  Guaranty Association Assessments

National Western Life Insurance Company is subject to state guaranty association assessments in all states in which it is licensed to do business. These associations generally guarantee certain levels of benefits payable to resident policyholders of insolvent insurance companies. Many states allow premium tax credits for all or a portion of such assessments, thereby allowing potential recovery of these payments over a period of years. However, several states do not allow such credits.

In December, 1994, the National Organization of Life and Health Insurance Guaranty Associations published revised assessment data on nationwide life and health insurance company insolvencies. Based on this information, the Company significantly increased its estimates in 1994 for assessment liabilities relating to such insolvencies. The Company will continue to monitor and revise its estimates for assessments as additional information becomes available which could result in additional expense charges. Other insurance operating expenses related to state guaranty association assessments totaled $4,869,000, $4,583,000 and $1,877,000 for the years ended December 31, 1994, 1993 and 1992, respectively.


(13) STOCKHOLDERS' EQUITY

(A)  Dividend Restrictions

Dividends to stockholders can be paid only from the Company's statutory unassigned surplus as determined by accounting principles prescribed by insurance regulatory authorities. Statutory unassigned surplus amounted to approximately $181,790,000 at December 31, 1994, and stockholders' equity in that amount was available for dividends subject to the tax effects of distributions from the policyholders' surplus account as described in note 7.


(B)  Regulatory Capital Requirements

The Colorado Division of Insurance imposes minimum risk-based capital requirements on insurance companies that were developed by the National Association of Insurance Commissioners (NAIC). The formulas for determining the amount of risk-based capital (RBC) specify various weighting factors that are applied to statutory financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the Company's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The Company's current statutory capital and surplus is significantly in excess of the threshold RBC requirements.

(C)  Stock Bonus Plan

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

To obtain shares in accordance with the above vesting schedule, an officer must be actively employed by the Company on such dates and in the same or higher office as that held on December 31, 1992. However, upon the occurrence of certain events such as death or retirement, the officer shall become fully vested. Of the 13,496 total shares granted, 10,350 shares have been issued and are outstanding as of December 31, 1994. The remaining shares will be issued pursuant to the vesting requirements described above.


(14) FOREIGN SALES AND SIGNIFICANT AGENCY RELATIONSHIPS

Total premium revenues and universal life and annuity contract deposits related to life insurance written in foreign countries, primarily Central and South America, were approximately $53,846,000, $57,450,000 and $58,300,000, for the years ended December 31, 1994, 1993 and 1992, respectively.

A significant portion of the Company's universal life and investment annuity contracts are written through one agency. Such business accounted for approximately 20%, 44% and 45% of total premium revenues and universal life and investment annuity contract deposits for 1994, 1993 and 1992, respectively.


(15) SEGMENT INFORMATION

Information concerning the Company's two industry segments follows:


                    Life Insurance    Brokerage                   Consolidated
                       Operations    Operations     Eliminations      Amounts
                                           (In thousands)


Gross revenues:
    1994             $   278,431       40,208         (1,673)       316,966
    1993                 273,363      105,923         (1,656)       377,630
    1992                 279,882      123,094         (1,499)       401,477

Net earnings (loss):
    1994             $    37,172       (2,936)           -           34,236
    1993                  34,892       21,832            -           56,724
    1992                  36,683       26,728            -           63,411

Identifiable assets:
    1994             $ 2,702,184      232,057        (19,187)     2,915,054
    1993               2,590,537      372,301        (21,787)     2,941,051
    1992               2,554,850      164,002        (20,355)     2,698,497


(16) UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations are summarized as follows:


                                     First     Second      Third     Fourth
                                   Quarter    Quarter    Quarter    Quarter
                                       (In thousands except per share data)



1994:
    Revenues                   $   83,825         81,913     78,317     72,911
    Net earnings                    8,511         10,194     11,747      3,784

Per Share:
    Net earnings                     2.44           2.93       3.37       1.08

1993:
    Revenues                   $   87,812         96,404     90,446    102,968
    Earnings before
    cumulative effect
    of change in
    accounting principle           10,335         13,746      8,836     18,287
    Cumulative effect
    of change in accounting
    for income taxes                5,520            -          -          -
    Net earnings                   15,855         13,746      8,836     18,287

Per Share:
    Earnings before cumulative
    effect of change in
    accounting principle       $     2.97           3.95       2.54       5.25
    Cumulative effect of
    change in accounting
    for income taxes                 1.58             -          -          -
    Net earnings                     4.55           3.95       2.54       5.25



The fourth quarter net earnings in 1994 reflect the following significant items:

(A) Other insurance operating expenses were up significantly as fourth quarter 1994 expenses included a charge of $2,636,000, net of taxes, or $0.76 per share, for state guaranty fund assessments relating to insolvent insurance companies.

(B) Fourth quarter 1994 net losses from the Company's brokerage subsidiary, The Westcap Corporation, totaled $3,968,000, or $1.13 per share, compared to net earnings of $7,309,000, or $2.10 per share, for the fourth quarter of 1993. Adverse bond market conditions due to increasing market interest rates was the major factor for lower production and the resulting loss for the subsidiary.

The fourth quarter net earnings in 1993 reflect the following significant items:

(A) Realized losses of approximately $2,174,000 were recorded in the fourth quarter of 1993 resulting from write-downs of securities held to maturity and increases in allowances for possible losses for real estate and mortgage loans.

(B) Net earnings from the Company's  brokerage subsidiary were approximately
$7,309,000,  which  is  higher   than  previous  quarters  in   1993  but  is
significantly lower than corresponding 1992 fourth quarter net earnings.


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

Policy loans: The fair value for policy loans is calculated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 1994 and 1993. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts. As a result, these assumptions incorporate both Company experience and mortality assumptions associated with such contracts.

Life interest in Libbie Shearn Moody Trust: The fair value of the life interest is estimated based on assumptions as to future dividends from the Trust over the life expectancy of Mr. Robert L. Moody. These estimated cash flows were discounted at a rate consistent with uncertainties relating to the amount and timing of future cash distributions. However, the Company has limited the fair value to the statutory admitted value of the Trust, as this is the maximum amount to be received by the Company in the event of Mr. Moody's premature death.

Investment and supplemental contracts: Fair value of the Company's liabilities for deferred investment annuity contracts are estimated to be the cash surrender value of each contract. The cash surrender value represents the policyholder's account balance less applicable surrender charges. The fair value of liabilities for immediate investment annuity contracts and supplemental contracts with and without life contingencies are estimated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 1994 and 1993.

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

The carrying amounts and fair values of the Company's financial instruments are as follows:


                                        December 31, 1994   December 31, 1993
                                        Carrying    Fair     Carrying    Fair
                                          Value     Value     Value     Value
                                                    (In thousands)


ASSETS
Investments in debt and equity
securities:
 Securities held to maturity     $ 1,605,813   1,488,063   1,787,360   1,908,714
 Securities available
 for sale                            354,300     354,300      39,355      39,355
 Trading securities                   69,666      69,666     116,918     116,918
 Securities purchased under
 agreements to resell                153,971     153,971     186,896     186,896

Cash and short-term investments       21,247      21,247      32,823      32,823
Mortgage loans                       189,632     200,696     188,920     199,903
Policy loans                         151,487     147,858     153,822     176,549
Life interest in Libbie
Shearn Moody Trust                     5,486      22,507       5,765      27,000


LIABILITIES
Deferred investment
annuity contracts                $ 1,681,797   1,458,303   1,660,109   1,437,383
Immediate investment
annuity and
supplemental contracts               117,234     116,943      87,784      94,490
Short-term borrowings                 29,698      29,698      82,852      82,852
Securities sold not yet
purchased                             87,336      87,336      78,835      78,835
Securities sold under
agreements to repurchase              91,781      91,781     127,971     127,971



Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.


             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                   SCHEDULE I
                              SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                December 31, 1994
                                 (In thousands)


                                                                     Balance
                                                (1)        Market      Sheet
Type of Investment                              Cost       Value      Amount



Fixed maturity bonds:
 Securities held to maturity:
   United States government
   and government agencies
   and authorities                        $    24,595       23,753     24,595
   States, municipalities,
   and political subdivisions                   6,434        6,816      6,434
   Foreign governments                        107,299      100,094    107,299
   Public utilities                           272,478      250,393    272,478
   Corporates                                 495,335      456,122    495,335
   Mortgage-backed                            696,887      648,100    696,887
 Total securities held to maturity          1,603,028    1,485,278  1,603,028

 Securities available for sale:
   United  States government
   and government agencies and
   authorities                                  7,353        4,945      4,945
   Foreign governments                         16,014       15,269     15,269
   Public utilities                            10,263        9,500      9,500
   Corporates                                  76,266       76,045     76,045
   Mortgage-backed                            228,389      222,232    222,232
 Total securities available for sale          338,285      327,991    327,991

Total fixed maturity bonds                  1,941,313    1,813,269  1,931,019

Equity securities:
 Securities available for sale:
   Common stocks:
     Public utilities                             192          182        182
     Banks, trust and
     insurance companies                          195        1,329      1,329
     Industrial and all other                     101          145        145
   Preferred stocks                            27,251       24,653     24,653
Total equity securities                        27,739       26,309     26,309

Mortgage loans                                183,286                 177,357
Policy loans                                  151,487                 151,487
Other long term investments                    26,675 (2)              24,872
Securities purchased under
agreement to resell                           153,971                 153,971
Trading securities                             69,666                  69,666
Cash and short-term investments                21,247                  21,247
Total investments other than
investments in related parties            $ 2,575,384               2,555,928


                                              (Continued  on  next page)


          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           SCHEDULE I, CONTINUED
                           SUMMARY OF INVESTMENTS
                 OTHER THAN INVESTMENTS IN RELATED PARTIES
                             December 31, 1994
                               (In thousands)

Notes to Schedule I

(1) Fixed maturity bonds are shown at amortized cost, mortgage loans are shown at unpaid principal balances before allowances for possible losses of $5,929,000, and real estate is stated at cost before allowances for possible losses of $1,803,000. Trading securities are shown at market value. The following investments in related parties have been excluded: fixed maturity bonds - $2,785,000 and mortgage loans - $12,275,000.

(2) Real estate acquired by foreclosure included in other long-term investments totaled approximately $6,407,000.



             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    SCHEDULE V
                         VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended December 31, 1994, 1993 and 1992
                                 (In thousands)


                                      (1)
                     Balance at    Charged to                         Balance
                     Beginning     Costs and       (2)        (3)     at End
Description          of Period      Expenses   Reductions  Transfer  of Period


Valuation accounts
deducted from
applicable assets:

Allowance for possible
losses on brokerage
trade receivables:

December 31, 1994    $     123        877         -             -       1,000

December 31, 1993    $     125         -          (2)           -         123

December 31, 1992    $     140        100       (115)           -         125


Allowance for
possible losses
on mortgage loans:

December 31, 1994    $   6,849        307        (927)        (300)     5,929

December 31, 1993    $   6,000      2,152        (702)        (601)     6,849

December 31, 1992    $   3,125      2,875           -           -       6,000


Allowance for
possible losses
on real estate:

December 31, 1994    $   1,556        318        (371)        300       1,803

December 31, 1993    $   9,950      1,208     (10,203)        601       1,556

December 31, 1992    $   9,500        450          -           -        9,950

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

                  NATIONAL WESTERN LIFE INSURANCE COMPANY
                                (Registrant)


/S/ Robert L. Moody                /S/ Ross R. Moody
By:  Robert L. Moody               By:  Ross R. Moody
     Chairman  of the Board,            President,  Chief Operating
     Chief Executive Officer,           Officer, Director
     Director

                                   /S/ Robert L. Busby, III
                                   By:  Robert L. Busby, III
                                        Senior Vice President -
                                        Chief  Administrative Officer,
                                        Chief Financial Officer
                                        and Treasurer

March 28, 1995
       Date


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


March 28, 1995
       Date