Form 10-Q
period 1995-03-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 1995-05-15
CIK 70684

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q


  [  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1995

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

Yes [  X  ]     No  [      ]


As of May 11, 1995, the number of shares of Registrant's common stock outstanding was: Class A - 3,288,192 and Class B - 200,000.





          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                   INDEX



Part I.  Financial Information:                                       Page

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets -
March 31, 1995 (Unaudited) and December 31, 1994

Condensed Consolidated Statements of Earnings -
For the Three Months Ended March 31, 1995 and 1994 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity -
For the Three Months Ended March 31, 1995 and 1994 (Unaudited)

Condensed Consolidated Statements of Cash Flows -
For the Three Months Ended March 31, 1995 and 1994 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Part II.  Other Information:

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 11 - Computation of Earnings per Common Share -
For the Three Months Ended March 31, 1995 and 1994 (Unaudited)

Signatures




                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In Thousands)

                                                     (Unaudited)
                                                      March 31,   December 31,
               ASSETS                                    1995        1994


Cash and investments:
    Securities held to maturity, at amortized cost   $   1,617,444   1,605,813
    Securities available for sale, at fair value           414,489     354,300
    Mortgage loans, net of allowances for possible
    losses ($5,668 and $5,929)                             190,923     189,632
    Policy loans                                           150,715     151,487
    Other long-term investments                             26,277      24,872
    Securities purchased under agreements to resell        136,906     153,971
    Trading securities, at fair value                       72,237      69,666
    Cash and short-term investments                         32,428      21,247

Total cash and investments                               2,641,419   2,570,988

Brokerage trade receivables, net of allowances for
possible losses ($1,000 and $1,000)                          5,747         675
Accrued investment income                                   31,569      32,711
Deferred policy acquisition costs                          286,363     291,274
Other assets                                                21,120      19,406

                                                     $   2,986,218   2,915,054

Note:  The balance sheet at December  31, 1994 has been   taken  from  the
audited financial  statements at that date.

See accompanying notes to condensed consolidated financial statements.



             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands Except Shares Outstanding)


                                                     (Unaudited)
                                                       March 31,  December 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY                  1995        1994

LIABILITIES:


Future policy benefits:
    Traditional life and annuity products            $     176,179     177,429
    Universal life and investment annuity contracts      2,257,992   2,194,264
Other policyholder liabilities                              22,574      23,183
Short-term borrowings                                          502      29,698
Securities sold not yet purchased                           90,450      87,336
Securities sold under agreements to repurchase             107,485      91,781
Brokerage trade payables                                     7,895       3,692
Federal income taxes payable:
    Current                                                  1,243        -
    Deferred                                                 4,208       1,996
Other liabilities                                           33,515      30,541

Total liabilities                                        2,702,043   2,639,920


STOCKHOLDERS' EQUITY:

Common stock:
 Class A-$1 par value; 7,500,000 shares authorized;
 3,288,192 shares issued and outstanding in
 1995 and 1994                                               3,288       3,288
 Class B-$1 par value; 200,000 shares authorized,
 issued and outstanding in 1995 and 1994                       200         200
Additional paid-in capital                                  24,475      24,475
Net unrealized gains (losses) on investment securities       1,518      (2,199)
Retained earnings                                          254,694     249,370

Total stockholders' equity                                 284,175     275,134

                                                     $   2,986,218   2,915,054

Note:   The balance  sheet at  December  31, 1994  has been  taken  from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.




              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 For the Three Months Ended March 31, 1995 and 1994
                                    (Unaudited)
                      (In Thousands Except Per Share Amounts)


                                                            1995        1994


Premiums and other revenue:
    Life and annuity premiums                         $      4,853       4,934
    Universal life  and investment annuity
    contract revenues                                       17,066      16,248
    Net investment income                                   47,995      45,764
    Brokerage revenues                                       3,725      15,010
    Other income                                               459         155
    Realized gains on investments                              133       1,714

Total premiums and other revenue                            74,231      83,825

Benefits and expenses:
    Life and other policy benefits                          11,550       7,886
    Decrease in liabilities for future
    policy benefits                                         (1,250)        (65)
    Amortization of deferred policy acquisition costs        9,253       8,718
    Universal life and investment annuity
    contract interest                                       34,271      32,462
    Other insurance operating expenses                       6,858       6,029
    Brokerage operating expenses                             5,358      15,702

Total benefits and expenses                                 66,040      70,732

Earnings before Federal income taxes                         8,191      13,093

Provision (benefit) for Federal income taxes:
    Current                                                  2,656       5,396
    Deferred                                                   211        (814)

Total Federal income taxes                                   2,867       4,582

Net earnings                                          $      5,324       8,511


Earnings per share of common stock:

Net earnings                                          $       1.53        2.44

See accompanying notes to condensed consolidated financial statements.




              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Three Months Ended March 31, 1995 and 1994
                                    (Unaudited)
                                   (In Thousands)


                                                             1995        1994


Common stock shares outstanding:
    Shares outstanding at beginning of year
    and end of period                                        3,488       3,485


Common stock:
    Balance at beginning of year and end of period   $       3,488       3,485

Additional paid-in capital:
    Balance at beginning of year and end of period          24,475      24,356

Net unrealized gains (losses) on investment
securities:
    Balance at beginning of year                            (2,199)       (257)
    Effect of change in accounting for investments
    in debt and equity securities                              -        26,610
    Change in unrealized gains (losses) on investment
    securities during the period                             4,060     (13,329)
    Amortization of net unrealized gain related to
    transfer of securities available for sale to
    securities held to maturity                               (343)        -

   Balance at end of period                                  1,518      13,024


Retained earnings:
    Balance at beginning of year                           249,370     215,134
    Net earnings                                             5,324       8,511

    Balance at end of  period                              254,694     223,645

Total stockholders' equity                           $     284,175     264,510


See accompanying notes to condensed consolidated financial statements.




              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Three Months Ended March 31, 1995 and 1994
                                    (Unaudited)
                                   (In Thousands)


                                                             1995        1994


Cash flows from operating activities:
    Net earnings                                       $     5,324       8,511
    Adjustments to reconcile net earnings to net cash
    from operating activities:
    Universal life and investment annuity
    contract interest                                       34,271      32,462
    Surrender charges                                       (8,532)     (8,466)
    Realized gains on investments                             (133)     (1,714)
    Accrual and amortization of investment income           (2,198)     (2,655)
    Depreciation and amortization                              259         242
    Increase in insurance receivables and
    other assets                                            (3,166)     (5,602)
    Decrease (increase) in brokerage receivables, net         (869)     15,243
    Decrease (increase) in accrued investment income         1,142        (429)
    Decrease (increase) in deferred policy
    acquisition costs                                       (3,140)      3,840
    Decrease in liability for future policy benefits        (1,250)        (65)
    Decrease in other policyholder liabilities                (609)       (989)
    Increase (decrease) in Federal income
    taxes payable                                            2,867      (2,168)
    Increase (decrease) in other liabilities                 2,974     (18,758)
    Net decrease in repurchase agreements
    less related liabilities                                35,883      42,730
    Increase in trading securities                          (2,571)    (72,993)
    Other                                                       (3)       (240)

Net cash provided by (used in) operating activities         60,249     (11,051)

Cash flows from investing activities:
    Proceeds from sales of:
       Securities available for sale                           106         757
       Other investments                                     1,004      11,652
    Proceeds from maturities and redemptions of:
       Securities held to maturity                          14,099      14,223
       Securities available for sale                         1,274      52,269
    Purchases of:
       Securities held to maturity                         (25,371)    (79,434)
       Securities available for sale                       (45,797)    (10,294)
       Other investments                                    (1,854)     (1,968)
    Principal payments on mortgage loans                     2,701       2,204
    Cost of mortgage loans acquired                         (4,678)     (8,664)
    Decrease in policy loans                                   772       1,016
    Other                                                     (119)       (112)

Net cash used in investing activities                      (57,863)    (18,351)

(Continued on next page)





               NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                  For the Three Months Ended March 31, 1995 and 1994
                                    (Unaudited)
                                  (In Thousands)


                                                             1995        1994


Cash flows from financing activities:
    Net increase (decrease) in short-term borrowings  $    (29,196)     37,471
    Deposits to account balances for universal life
    and investment annuity contracts                        97,627      26,785
    Return of account balances on universal life
    and investment annuity contracts                       (59,636)    (51,464)

Net cash provided by financing activities                    8,795      12,792

Net increase (decrease) in cash and short-term
investments                                                 11,181     (16,610)
Cash and short-term investments at beginning of year        21,247      32,823

Cash and short-term investments at end of period      $     32,428      16,213

See accompanying notes to condensed consolidated financial statements.




             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying condensed consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly-owned subsidiaries (the Company), The Westcap Corporation, Commercial Adjusters, Inc., NWL Investments, Inc., NWL Properties, Inc., and NWL 806 Main, Inc. Commercial Adjusters, Inc. was dissolved in October, 1994, and all remaining assets and liabilities were assumed by National Western Life Insurance
Company.   In the  opinion of   the  Company, the  accompanying consolidated
financial statements contain all adjustments necessary to present fairly the
financial position of the Company as  of March 31,  1995,   and  the  results
of its operations and its cash flows for the three months ended March 31, 1995 and 1994.

2.  The results of  operations for the three   months ended   March 31, 1995
and 1994 are not necessarily indicative of the results to be expected for the full year.

3. The Company paid no cash dividends on common stock during the three months ended March 31, 1995 and 1994.

4. The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," in May, 1993. In October, 1994, the FASB also issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income
Recognition and Disclosures," which  amends SFAS No. 114.   These statements
address the  accounting by  creditors for  impairment of  certain  loans and
related financial statement disclosures.   The statements  are applicable to
all creditors and to all loans, uncollateralized as well as collateralized, with certain exceptions and also apply to all loans that are restructured
in a troubled  debt restructuring involving a modification of terms.     The
statements require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

Effective January 1,  1995, the Company  adopted both  SFAS No. 114  and No.
118. As the Company was already providing for impairment of loans through an allowance for possible losses, the implementation of this statement had no effect on the level of this allowance. As a result, there was no net impact on the Company's results of operations or stockholders' equity. However, additional disclosures are required by these statements which are provided below.

As of March 31, 1995 and 1994, impaired mortgage loans on real estate were as follows:

                                                1995        1994
                                                 (In thousands)


          Impaired loans:
               With allowance *             $      -         2,040
               Without allowance                   -           721

               Total impaired loans         $      -         2,761

* Represents gross amounts before allowance for mortgage loans losses of $785 at March 31, 1994.



For the  quarters ended  March  31, 1995 and 1994, average investments   in
impaired  mortgage  loans   were  $499,000  and   $2,987,000,  respectively.
Interest income recognized on impaired loans during the quarters ended March 31, 1995 and 1994 was not significant.

Impaired loans are typically placed on non-accrual status and no interest income is recognized. However, if cash is received on the impaired loan, it is applied to principal and interest on past due payments, beginning with the most delinquent payment.

Detailed below are the changes in the allowance for mortgage loan losses for the three months ended March 31, 1995 and 1994.


                                                        1995       1994
                                                         (In thousands)


Balance at beginning of year                        $    5,929      6,849
Net additions charged to realized investment
gains and losses                                           -          -
Deductions resulting from foreclosures                    (261)       (25)

Balance at end of period                            $    5,668      6,824




                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INVESTMENTS IN DEBT AND EQUITY SECURITIES

Investment Philosophy

The Company's investment philosophy is to maintain a diversified portfolio of investment grade debt and equity securities that provide adequate liquidity to meet policyholder obligations and other cash needs. The prevailing strategy within this philosophy is the intent to hold investments in debt securities to maturity. However, the Company does manage its portfolio, which entails monitoring and reacting to all components which affect changes in the price or value of investments in debt and equity securities. Additionally, the Company's overall conservative investment philosophy is reflected in the allocation of investments of its insurance operations which is detailed below as of March 31, 1995 and December 31, 1994. The Company emphasizes debt securities with smaller holdings in mortgage loans and real estate than industry averages.


                                         Percent of Insurance
                                        Operations Investments
                                            1995         1994


Debt securities                             82.4   %     82.5  %
Mortgage loans                               7.8          8.1
Policy loans                                 6.2          6.5
Equity securities                            1.1          1.1
Real Estate                                  0.7          0.8
Other                                        1.8          1.0

Totals                                     100.0   %    100.0  %


In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its investments in debt and equity securities into the following categories: held to maturity, available for sale, and trading. The reporting category chosen for the Company's securities investments depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy.

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

Securities that are not classified as either held to maturity or trading securities are reported as securities available for sale. At March 31, 1995, approximately 20% of the Company's total debt and equity securities were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs. These securities may be sold if market or other measurement factors change unexpectedly after the securities were acquired. For example, opportunities arise when factors change that allow the Company to improve the performance and credit quality of the investment portfolio by replacing an existing security with an alternative security while still maintaining an appropriate matching of expected maturities of assets and liabilities. Examples of such improvements are as follows: improving the yield earned on invested assets, improving the credit quality, changing the duration of the portfolio, and selling securities in advance of anticipated calls or other prepayments. Securities available for sale are reported in the Company's financial statements at individual fair value. Any unrealized gains or losses resulting from changes in the fair value of the securities are reflected as a component of stockholders' equity.

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

Portfolio Analysis

At March 31, 1995, securities held to maturity totaled $1.617 billion or 61.2% of total invested assets. The fair value of these securities was $1.565 billion which reflects gross unrealized losses of $52 million. The unrealized losses within this portfolio have decreased $66 million from December 31, 1994, due primarily to recent decreases in market interest rates.

Securities available for sale totaled $414 million at March 31, 1995, or 15.7% of total invested assets. Equity securities, which are included in securities available for sale, continue to be a small component of the Company's total investment portfolio totaling only $28 million. Securities available for sale are reported in the accompanying financial statements at fair value with changes in values reported as a separate component of stockholders' equity, net of taxes and adjustments to deferred policy acquisition costs. Net unrealized gains on these securities totaled $1.5 million at March 31, 1995, reflecting an increase of $3.7 million from December 31, 1994. Again, the positive results for the quarter are due primarily to decreases in market interest rates.

The Company's insurance operations do not maintain a trading securities portfolio. All trading securities reported in the accompanying financial statements are held by the Company's brokerage subsidiary, The Westcap Corporation. These securities totaled $72.2 million at March 31, 1995, or 2.7% of total invested assets. Net increases in the fair values of these securities totaled $52,000 for the quarter ended March 31, 1995, and have been included in earnings.

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

The Company substantially reduces prepayment and extension risks in its mortgage-backed securities portfolio by investing primarily in collateralized mortgage obligations which have more predictable cash flow patterns than pass-through securities. The Company invests primarily in planned amortization class I (PAC I) CMOs which are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Due to this strategy, the Company continues to manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

In addition to managing prepayment and extension risks, the Company continues to maintain high quality investments in debt securities. Much attention is often placed on a company's holdings of below investment grade debt securities, as these securities generally have greater default risk than higher rated corporate debt. These issuers usually have high levels of indebtedness and are more sensitive to adverse industry or economic conditions than are investment grade issuers. The Company's small holdings of below investment grade debt securities are summarized as follows:



                                            Below Investment
                                          Grade Debt Securities
                                                                 % of
                                  Carrying       Market       Invested
                                   Value          Value         Assets
                                             (In thousands)


March 31, 1995                $      22,705         21,404          0.9%

December 31, 1994             $      31,861         28,670          1.2%



The level of investments in debt securities which are in default as to principal or interest payments is indicative of the Company's minimal holdings of below investment grade debt securities. At March 31, 1995, and December 31, 1994, securities with principal balances totaling $3,151,000 and $2,415,000 were in default and on non-accrual status.

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

Portfolio Analysis

The Company held net investments in mortgage loans totaling $190,923,000 and $189,632,000, or 7.2% and 7.4% of total invested assets, at March 31, 1995, and December 31, 1994, respectively. The loans are real estate mortgages substantially all of which are related to commercial properties and developments and have fixed interest rates.

As of March 31, 1995, the allowance for possible losses on mortgage loans was $5,668,000. No additions were made to the allowance in the quarter ended March 31, 1995, as management believes that the current balance is adequate. However, while management uses available information to recognize losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the region where the majority of the loans and underlying properties are located. This region includes Texas, Louisiana, Oklahoma, and Arkansas.

The Company typically places impaired loans on non-accrual status and no interest income is recognized during this period. Also, the Company will at times restructure mortgage loans under certain conditions which may involve changes in interest rates, payment terms or other modifications. For the three months ended March 31, 1995 and 1994, the reductions in interest income due to impaired and restructured mortgage loans was not significant.

The Company owns real estate that was acquired through foreclosure and through direct investment totaling approximately $17,694,000 and $17,766,000 at March 31, 1995, and December 31, 1994, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized small operating gains on these properties of approximately $122,000 for the three months ended March 31, 1995, and losses of $60,000 for the three months ended March 31, 1994. The Company does not anticipate significant changes in these operating results in the near future.

The Company monitors the conditions and market values of these properties on a regular basis. No significant realized losses were recognized due to declines in values of properties for the three months ended March 31, 1995 and 1994, respectively. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed. However, the amounts expended for this maintenance has not had a significant impact on the Company's liquidity and capital resources, and such maintenance is not foreseen to have a significant impact in the near future.


RESULTS OF OPERATIONS

Summary of Consolidated Operations

A summary of operating results, net of taxes, for the quarters ended March 31, 1995 and 1994 is provided below:



                                                Three Months Ended March 31,
                                                        1995         1994
                                          (In thousands except per share data)


Revenues:
Insurance revenues excluding realized
gains on investments                              $     70,373       67,101
Brokerage revenues                                       3,725       15,010
Realized gains on investments                              133        1,714
Total revenues                                    $     74,231       83,825

Earnings:
Earnings from insurance operations                $      6,971        7,847
Losses from brokerage operations                        (1,733)        (450)
Net realized gains on investments                           86        1,114
Net earnings                                      $      5,324        8,511


Earnings Per Share:
Earnings from insurance operations                $       2.00         2.25
Losses from brokerage operations                         (0.50)       (0.13)
Net realized gains on investments                         0.03         0.32
Net earnings                                      $       1.53         2.44


Significant changes and fluctuations in income and expense items between the three months ended March 31, 1995 and 1994 are described in detail for insurance and brokerage operations as follows:

Insurance Operations

Insurance Operations  Net Earnings:    Earnings  from  insurance  operations
decreased $876,000, or $0.25 per share, compared to the first quarter of 1994. The decrease in earnings for the quarter ended March 31, 1995, results primarily from increased life insurance benefit claims. These expenses were up over $1.8 million net of taxes, or $0.54 per share, compared to the first quarter of 1994.

Universal Life and Investment Annuity Contract Revenues: These revenues are from the Company's non-traditional products which are universal life and investment annuities. Revenues from these types of products consist of policy charges for the cost of insurance, policy administration fees and surrender charges assessed during the period. These revenues increased from $16.2 million for the quarter ended March 31, 1994, to $17.1 million for the same 1995 period. This increase is primarily due to increases in cost of insurance revenues offset somewhat by decreases in surrender charge revenues. Increases in cost of insurance revenues are primarily from increased universal life insurance in force.

Actual universal life and investment annuity deposits collected for the quarters ended March 31, 1995 and 1994, are detailed below. Deposits collected on these non-traditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.

                                      Three Months Ended March 31,
                                           1995           1994
                                            (In thousands)


Investment annuities               $        89,214        20,484
Universal life insurance                    17,134        14,444

Totals                             $       106,348        34,928


As detailed above, deposits increased significantly from 1994 due primarily to investment annuities. The Company's increased marketing efforts through agency additions and new product developments, beginning in latter 1994, continue to produce positive sales results.

Net Investment Income: Net investment income increased $2,231,000 from $45,764,000 in 1994 to $47,995,000 in 1995. The majority of the increase resulted from increases in invested assets. The increases in invested assets are attributable primarily to increases in annuity production as previously described.

Realized Gains on Investments: The Company had realized gains of $133,000 in 1995 compared to $1,714,000 in 1994. The 1994 realized gains consist primarily of gains on investments in debt securities called for redemption. No significant write-downs on investments were recorded in 1995 or 1994. The small realized gains are reflective of the Company's prevailing investment philosophy and intent to hold debt securities to maturity.

Life and Other Policy Benefits: Expenses for 1995 and 1994 were $11.6 million and $7.9 million, respectively. The significant increase in expenses is due to higher life insurance benefit claims. The 1995 expenses are abnormally high due to adverse claims experience. Throughout the Company's history, it has experienced both periods of higher and lower benefit claims in comparison to Company averages. The first quarter of 1995 reflects such a period as benefit claims were significantly higher. Such deviations are not uncommon in the life insurance industry and, over extended periods of time, tend to be offset by periods of lower claims experience.

Universal Life and Investment Annuity Contract Interest: Interest expense was up over $1,800,000 from $32,462,000 in 1994 to $34,271,000 in 1995.
Increases in annuity production, resulting in corresponding increases in policy liabilities, are the primarily reason for the higher expenses. Also, some of the Company's new annuity products credit higher interest rates in the first policy year resulting in higher interest costs.

Brokerage Operations

First quarter 1995 losses from the Company's brokerage subsidiary, The Westcap Corporation, totaled $1,733,000, or $0.50 per share, compared to losses of $450,000, or $0.13 per share, for the first quarter of 1994. Adverse bond market conditions continue to be the major factor for lower production and the resulting losses for the subsidiary. Westcap continues to reduce administrative and other operating expenses in response to the current market conditions and lower production levels.

Westcap is currently a defendant in several legal proceedings seeking various judgments for damages arising out of securities transactions involving Westcap and several of its customers. Although the uncertainty of the outcomes of these proceedings may be affecting Westcap's sales production to  some  extent,  quantifying  such  effects  is  not  possible.
However, based on continued contact and transactions with its customers, Westcap has determined the primary reason for the decline in its production is current bond market conditions which are having adverse effects on the entire bond brokerage industry.


LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of the Company are met primarily by funds provided from operations. Premium deposits and revenues, investment income, and investment maturities are the primary sources of funds, while investment purchases and policy benefits are the primary uses of funds. Primary sources of liquidity to meet unexpected cash needs are the Company's securities available for sale portfolio, net cash provided by operations and a $60 million bank line of credit. The Company's brokerage subsidiary also uses revolving lines of credit to complement any funds generated from operations. These lines of credit are used primarily for clearing functions for all securities transactions with its customers.

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

The Company had no long-term debt during 1995 or 1994. There are no present material commitments for capital expenditures in 1995, and the Company does not anticipate incurring any such commitments in the remainder of 1995.



                        PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a) Part 1 - Exhibit 11: Computation of Earnings Per Common Share

         (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended March 31, 1995.





                                 EXHIBIT 11

          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  COMPUTATION OF EARNINGS PER COMMON SHARE
             For the Three Months Ended March 31, 1995 and 1994
                                (Unaudited)
                    (In Thousands Except Per Share Data)



                                                         1995        1994


Earnings applicable to common shares:

  Net earnings                                       $    5,324       8,511

Weighted average common shares outstanding                3,488       3,485

Earnings per common share:

  Net earnings                                       $     1.53        2.44






                                     SIGNATURES

Pursuant to the  requirements  of the Securities Exchange Act   of 1934, the
registrant has duly caused  this report to be  signed on its behalf   by the
undersigned thereunto duly authorized.


                    National Western Life Insurance Company

                                (Registrant)






Date:  May 11, 1995           /S/ Ross R. Moody
                              Ross R. Moody
                              President and Chief Operating Officer



Date:  May 11, 1995           /S/ Robert L. Busby, III
                              Robert L. Busby, III
                              Senior Vice President -
                              Chief Administrative Officer,
                              Chief Financial Officer
                              and Treasurer