Form 10-Q
period 1995-06-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 1995-08-14
CIK 70684

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q

     [  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1995

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

Yes [  x  ]     No  [      ]


As of August 11, 1995, the number of shares of Registrant's common stock outstanding was: Class A - 3,288,192 and Class B - 200,000.




          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                   INDEX



Part I.  Financial Information:                                      Page

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets -
June 30, 1995 (Unaudited) and December 31, 1994

Condensed Consolidated Statements of Earnings -
For the Three Months Ended June 30, 1995 and 1994 (Unaudited)

Condensed Consolidated Statements of Earnings -
For the Six Months Ended June 30, 1995 and 1994 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity -
For the Six Months Ended June 30, 1995 and 1994 (Unaudited)

Condensed Consolidated Statements of Cash Flows -
For the Six Months Ended June 30, 1995 and 1994 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Part II.  Other Information:

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 11 - Computation of Earnings per Common Share -
For the Three Months Ended June 30, 1995 and 1994 (Unaudited)

Exhibit 11 - Computation of Earnings per Common Share -
For the Six Months Ended June 30, 1995 and 1994 (Unaudited)

Signature




                       PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS

          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In Thousands)


                                                     (Unaudited)
                                                       June 30,   December 31,
                  ASSETS                                 1995        1994



Cash and investments:
  Securities held to maturity, at amortized cost    $    1,657,405   1,605,813
  Securities available for sale, at fair value             466,678     354,300
  Mortgage loans, net of allowances for possible
  losses ($5,668 and $5,929)                               194,732     189,632
  Policy loans                                             150,315     151,487
  Other long-term investments                               27,891      24,872
  Securities purchased under agreements to resell          123,188     153,971
  Trading securities, at fair value                         46,445      69,666
  Cash and short-term investments                           18,155      21,247


Total cash and investments                               2,684,809   2,570,988

Brokerage trade receivables, net of allowances for
possible losses ($1,000 and $1,000)                          3,789         675
Accrued investment income                                   34,450      32,711
Deferred policy acquisition costs                          280,776     291,274
Other assets                                                16,623      19,406

                                                    $    3,020,447   2,915,054


Note:  The balance sheet at December  31, 1994 has been   taken  from  the
audited financial  statements at that date.

See accompanying notes to condensed consolidated financial statements.





          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In Thousands Except Shares Outstanding)


                                                     (Unaudited)
                                                       June 30,   December 31,
    LIABILITIES AND STOCKHOLDERS' EQUITY                 1995        1994

LIABILITIES:


Future policy benefits:
  Traditional life and annuity products             $     175,561     177,429
  Universal life and investment annuity contracts       2,324,223   2,194,264
Other policyholder liabilities                             22,504      23,183
Short-term borrowings                                       3,301      29,698
Securities sold not yet purchased                          49,546      87,336
Securities sold under agreements to repurchase            106,585      91,781
Brokerage trade payables                                      805       3,692
Federal income taxes payable:
    Current                                                 2,217         -
    Deferred                                                5,410       1,996
Other liabilities                                          34,369      30,541

Total liabilities                                       2,724,521   2,639,920



STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized;
3,288,192 shares issued and outstanding in
1995 and 1994                                               3,288       3,288
Class B - $1 par value; 200,000 shares authorized,
issued and outstanding in 1995 and 1994                       200         200
Additional paid-in capital                                 24,475      24,475
Net unrealized gains (losses) on
investment securities                                       5,859      (2,199)
Retained earnings                                         262,104     249,370

Total stockholders' equity                                295,926     275,134

                                                    $   3,020,447   2,915,054


Note:   The balance  sheet at  December  31, 1994  has been  taken  from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.




          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             For the Three Months Ended June 30, 1995 and 1994
                                (Unaudited)
                  (In Thousands Except Per Share Amounts)


                                                         1995        1994


Premiums and other revenue:
    Life and annuity premiums                        $    3,827       4,235
    Universal life and investment annuity
    contract revenues                                    17,088      17,121
    Net investment income                                50,849      47,336
    Brokerage revenues                                    2,932      12,778
    Other income                                            126          53
    Realized gains on investments                           168         390

Total premiums and other revenue                         74,990      81,913


Benefits and expenses:
 Life and other policy benefits                           8,670       8,618
 Decrease in liabilities for future policy benefits        (618)       (203)
 Amortization of deferred policy acquisition costs        7,840       8,679
 Universal life and investment annuity
 contract interest                                       36,177      32,173
 Other insurance operating expenses                       7,122       6,020
 Brokerage operating expenses                             4,337      10,942

Total benefits and expenses                              63,528      66,229

Earnings before Federal income taxes                     11,462      15,684

Provision (benefit) for Federal income taxes:
 Current                                                  5,188       6,084
 Deferred                                                (1,136)       (594)

Total Federal income taxes                                4,052       5,490

Net earnings                                         $    7,410      10,194

Earnings per share of common stock:
Net earnings                                         $     2.12        2.93



See accompanying notes to condensed consolidated financial statements.





          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              For the Six Months Ended June 30, 1995 and 1994
                                (Unaudited)
                  (In Thousands Except Per Share Amounts)


                                                         1995        1994


Premiums and other revenue:
  Life and annuity premiums                          $    8,680       9,169
  Universal life and investment annuity
  contract revenues                                      34,154      33,369
  Net investment income                                  98,844      93,100
  Brokerage revenues                                      6,657      27,788
  Other income                                              585         208
  Realized gains on investments                             301       2,104

Total premiums and other revenue                        149,221     165,738


Benefits and expenses:
  Life and other policy benefits                         20,220      16,504
  Decrease in liabilities for future policy benefits     (1,868)       (268)
  Amortization of deferred policy acquisition costs      17,093      17,397
  Universal life and investment annuity
  contract interest                                      70,448      64,635
  Other insurance operating expenses                     13,980      12,049
  Brokerage operating expenses                            9,695      26,644

Total benefits and expenses                             129,568     136,961

Earnings before Federal income taxes                     19,653      28,777

Provision (benefit) for Federal income taxes:
  Current                                                 7,844      11,480
  Deferred                                                 (925)     (1,408)

Total Federal income taxes                                6,919      10,072

Net earnings                                         $   12,734      18,705

Earnings per share of common stock:
Net earnings                                         $     3.65        5.37



See accompanying notes to condensed consolidated financial statements.





          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Six Months Ended June 30, 1995 and 1994
                                (Unaudited)
                               (In Thousands)


                                                         1995        1994

Common stock shares outstanding:
Shares outstanding at beginning of year and

end of period                                             3,488       3,485

Common stock:
Balance at beginning of year and end of period       $    3,488       3,485

Additional paid-in capital:
Balance at beginning of year and end of period           24,475      24,356

Net unrealized gains (losses) on investment
ecurities:
Balance at beginning of year                             (2,199)       (257)
 Effect of change in accounting for investments
 in debt and equity securities                              -        26,610
 Change in unrealized gains (losses) on investment
 securities during the period                             8,738     (27,875)
 Amortization of net unrealized gain related
 to transfer of securities available for
 sale to securities held to maturity                       (680)        -

Balance at end of period                                  5,859      (1,522)

Retained earnings:
 Balance at beginning of year                           249,370     215,134
 Net earnings                                            12,734      18,705

Balance at end of  period                               262,104     233,839

Total stockholders' equity                           $  295,926     260,158



See accompanying notes to condensed consolidated financial statements.




          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months Ended June 30, 1995 and 1994
                                (Unaudited)
                               (In Thousands)


                                                         1995        1994


Cash flows from operating activities:
    Net earnings                                       $   12,734      18,705
    Adjustments to reconcile net earnings to net cash
    from operating activities:
    Universal life and investment annuity
    contract interest                                      70,448      64,635
    Surrender charges                                     (16,811)    (17,755)
    Realized gains on investments                            (301)     (2,104)
    Accrual and amortization of investment income          (3,809)     (5,136)
    Depreciation and amortization                             525         501
    Decrease in insurance receivables
    and other assets                                        1,887         800
    Decrease (increase) in brokerage receivables, net      (6,001)     16,536
    Increase in accrued investment income                  (1,739)     (1,936)
    Decrease  (increase) in deferred policy
    acquisition costs                                      (7,385)      6,876
    Decrease in liability for future policy benefits       (1,868)       (268)
    Decrease in other policyholder liabilities               (679)     (2,336)
    Increase (decrease) in Federal income
    taxes payable                                           2,219      (6,013)
    Increase (decrease) in other liabilities                3,735     (14,423)
    Net decrease  (increase) in repurchase
    agreements less related liabilities                     7,797      (5,376)
    Decrease in trading securities                         23,221      22,726

Net cash provided by operating activities                  83,973      75,432


Cash flows from investing activities:
    Proceeds from sales of:
       Securities held to maturity                          4,180         -
       Securities available for sale                       31,200       7,210
       Other investments                                    1,135      13,567
    Proceeds from maturities and redemptions of:
       Securities held to maturity                         28,006      20,722
       Securities available for sale                        3,338      76,877
    Purchases of:
       Securities held to maturity                        (83,489)   (105,573)
       Securities available for sale                     (112,692)    (51,051)
       Other investments                                   (3,805)     (5,887)
    Principal payments on mortgage loans                    8,133      19,251
    Cost of mortgage loans acquired                       (13,902)    (15,024)
    Decrease in policy loans                                1,172       2,271
    Other                                                    (267)       (216)

Net cash used in investing activities                    (136,991)    (37,853)


(Continued on next page)




          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
              For the Six Months Ended June 30, 1995 and 1994
                                (Unaudited)
                               (In Thousands)


                                                         1995        1994


Cash flows from financing activities:
  Decrease in short-term borrowings                    $  (26,397)    (20,240)
  Deposits to account balances for universal life
  and investment annuity contracts                        196,308      59,055
  Return of account balances on universal life
  and investment annuity contracts                       (119,985)   (108,283)

Net cash provided by (used in) financing activities        49,926     (69,468)

Net decrease in cash and short-term investments            (3,092)    (31,889)
Cash and short-term investments at beginning of year       21,247      32,823

Cash and short-term investments at end of period       $   18,155         934



See accompanying notes to condensed consolidated financial statements.





          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


(1)  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly-owned subsidiaries (the Company), The Westcap Corporation, Commercial Adjusters, Inc., NWL Investments, Inc., NWL Properties, Inc., and NWL 806 Main, Inc. Commercial Adjusters, Inc. was dissolved in October, 1994, and all remaining assets and liabilities were assumed by National Western Life Insurance Company. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1995, and the results of its operations for the three months and six months ended June 30, 1995 and 1994 and its cash flows for the six months ended June 30, 1995 and 1994. The results of operations for the three months and six months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

(2) DIVIDENDS

The Company paid no cash dividends on common stock during the six months ended June 30, 1995 and 1994.

(3) CHANGES IN ACCOUNTING PRINCIPLES

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

As of June 30, 1995 and 1994, impaired mortgage loans on real estate were as follows:

                                                      1995        1994
                                                       (In thousands)


Impaired loans:
     With allowance *                             $      -           370
     Without allowance                                   -           721


     Total impaired loans                         $      -         1,091


* Represents gross amounts before allowance for mortgage loan losses of $117,000 at June 30, 1994.




For the  quarter ended  June 30,  1995, the  Company  had no  investments  in
impaired mortgage loans.   For the quarter  ended June 30, 1994, average
investments in impaired mortgage loans were $1,509,000.   Interest income
recognized on impaired loans during the quarters ended June 30, 1995 and 1994 was not significant.

Impaired loans are typically placed on non-accrual status and no interest income is recognized. However, if cash is received on the impaired loan, it is applied to principal and interest on past due payments, beginning with the most delinquent payment.

Detailed below are the changes in the allowance for mortgage loan losses for the six months ended June 30, 1995 and 1994.


                                                        1995       1994
                                                         (In thousands)


Balance at beginning of year                        $    5,929      6,849
Net additions charged to realized investment
gains and losses                                           -          -
Deductions resulting from foreclosures                    (261)      (694)

Balance at end of period                            $    5,668      6,155



(4)  STOCK AND INCENTIVE PLAN

General

On April 21, 1995, the Company's Board of Directors adopted the National Western Life Insurance Company 1995 Stock and Incentive Plan (the Plan), subject to the approval of the Plan by the stockholders. The Plan was subsequently approved by the Company's stockholders on June 17, 1995, at the annual meeting of stockholders. The purpose of the Plan is to align the personal financial incentives of key personnel with the long-term growth of the Company and the interests of the Company's stockholders through the ownership and performance of the Company's Class A, $1.00 par value, common stock, to enhance the Company's ability to retain key personnel, and to attract outstanding prospective employees and directors.

The adoption of the Plan is part of the establishment of the Company's initial long-term incentive programs. In structuring the Plan, the Board of Directors sought to provide for a variety of awards that could be flexibly administered. This flexibility will permit the Company to keep pace with changing developments in management compensation and make the Company competitive with those companies that offer creative incentives to attract and keep key management employees. The Plan is designed to allow the Company to respond to changing circumstances such as changes in tax laws, accounting rules, securities regulations, and other rules regarding benefit plans. The Plan grants the Compensation and Stock Option Committee, which administers the Plan, flexibility in creating the terms and restrictions deemed appropriate for particular awards as facts and circumstances warrant.

Types of Awards

The Plan provides for the grant of any or all of the following types of awards: (1) stock options, including incentive stock options and non-qualified stock options; (2) stock appreciation rights, in tandem with stock options or freestanding; (3) restricted stock; (4) incentive awards; and (5) performance awards. Any stock option granted in the form of an incentive stock option must satisfy the applicable requirements of
Section 422 of the Internal Revenue Code. Awards may be made to the same person on more than one occasion and may be granted singly, in combination, or in tandem as determined by the Compensation and Stock Option Committee of the Board of Directors (the Committee).

Term

The Plan is effective as of April 21, 1995, and will terminate on April 20, 2005, unless terminated earlier by the Board of Directors. Termination of the Plan will not affect awards made prior to termination, but awards will not be made after termination.

Administration

The Plan is administered by the Committee. None of the members of the Committee are officers or employees of the Company or its subsidiaries. Subject to the terms of the Plan, the Committee, consistent with the terms of the Plan, has authority (i) to select personnel to receive awards, (ii) to determine the timing, form, amount or value, and terms of grants and awards, and the conditions and restrictions, if any, subject to which grants and awards will be made and become payable under the Plan (other than non-discretionary stock options for non-employee Directors), (iii) to construe the Plan and to prescribe rules and regulations with respect to the administration of the Plan, and (iv) to make such other determinations authorized under the Plan as the Committee deems necessary or appropriate.

Eligibility

All of the employees of the Company and its subsidiaries are eligible to participate in the Plan. In addition, directors of the Company (other than Committee members) are eligible for restricted stock awards, incentive awards, and performance awards, and non-employee directors (including members of the Committee) receive non-discretionary stock options. The selection of participants from eligible personnel is within the discretion of the Committee, except with respect to non-discretionary stock options automatically awarded to non-employee directors.

Shares Subject to the Plan

The number of shares of Class A, $1.00 par value, common stock which may be issued under the Plan, or as to which stock appreciation rights or other awards may be granted, may not exceed 300,000. These shares may be authorized and unissued shares or treasury shares.

Stock Options Granted

On May 19, 1995, the Committee approved the issuance of 52,500 non-qualified stock options to selected officers of the Company. The Committee also granted 7,000 non-qualified, non-discretionary stock options to non-employee Company directors. The stock options begin to vest following three full years of service to the Company, with 20% of the options to vest at the beginning of the fourth year of service, and with 20% thereof to vest at the beginning of each of the next four years of service. The exercise price of the stock options was set at the fair market value of the common stock on the date of grant, May 19, 1995.

(5)  BROKERAGE OPERATIONS

Effective July 17, 1995, The Westcap Corporation discontinued all sales and trading activities in its Houston, Texas office. The Westcap Corporation (Westcap) is a wholly owned brokerage subsidiary of National Western Life Insurance Company (the Company). Although the costs to be incurred relating to the discontinuation of these sales activities are not yet determinable, there will not be a material impact to National Western Life Insurance Company's consolidated financial position.

Recent declines  in  both sales  revenues  and earnings  were  the principal reasons for ceasing the sales activity. Increasing market interest rates and resulting adverse bond market conditions during 1994 and 1995 compared to previous years has had a negative impact on the entire bond brokerage industry. These conditions, coupled with adverse publicity about litigation related to sales of collateralized mortgage obligation (CMO) products, led to the declines in sales and earnings. The publicity surrounding these claims has made it extremely difficult to keep Westcap's customer base and sales force in place. Additionally, because much publicity characterizes CMOs as derivatives, adverse publicity about derivatives has impacted the market for CMOs and decreased Westcap's prospects for future sales.

In previous years, Westcap has contributed significantly to the consolidated earnings of National Western Life Insurance Company. However, more recently, brokerage operations have produced losses due to the reasons cited above. A summary of net earnings and losses from brokerage operations since 1992 is provided below. Substantially all of such earnings and losses are attributable to the Houston office.



            Earnings (Losses) from Brokerage Operations
              (In thousands except per share amounts)



Six months ended June 30, 1995                          $   (3,217)
Year ended December 31, 1994                                (2,936)
Year ended December 31, 1993                                21,832
Year ended December 31, 1992                                26,728

Per Share:
Six months ended June 30, 1995                          $    (0.92)
Year ended December 31, 1994                                 (0.84)
Year ended December 31, 1993                                  6.27
Year ended December 31, 1992                                  7.68


Westcap intends to continue its corporate operations and small sales operations in its New Jersey office. All outstanding claims and lawsuits as previously described will be vigorously defended by Westcap and the Company. Although the alleged damages would be material to Westcap's and the Company's financial positions, a reasonable estimate of any actual losses which may result from such claims cannot be made at this time.

Because Westcap's fiscal year end is September 30 and National Western Life Insurance Company's is December 31, the consolidated financial statements reflect Westcap's financial condition and results of operations three months in arrears. Therefore, for the quarter ended June 30, 1995, the consolidated financial statements include Westcap's financial condition and results of operations as of and for the quarter ended March 31, 1995.
Westcap's results of operations for the quarter ended June 30, 1995, resulted in additional losses totaling $4,356,000. These losses will be reported in the consolidated financial statements in the quarter ended September 30, 1995. Westcap's stockholder's equity position and National Western Life Insurance Company's corresponding investment in Westcap totaled $8,578,000 at June 30, 1995.



                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INVESTMENTS IN DEBT AND EQUITY SECURITIES

Investment Philosophy

The Company's investment philosophy is to maintain a diversified portfolio of investment grade debt and equity securities that provide adequate liquidity to meet policyholder obligations and other cash needs. The prevailing strategy within this philosophy is the intent to hold investments in debt securities to maturity. However, the Company does manage its portfolio, which entails monitoring and reacting to all components which affect changes in the price or value of investments in debt and equity securities. Additionally, the Company's overall conservative investment philosophy is reflected in the allocation of investments of its insurance operations which is detailed below as of June 30, 1995, and December 31, 1994. The Company emphasizes debt securities with smaller holdings in mortgage loans and real estate than industry averages.


                                       Percent of Insurance
                                      Operations Investments
                                         1995         1994


Debt securities                              83.0 %     82.5  %
Mortgage loans                                7.7        8.1
Policy loans                                  5.9        6.5
Equity securities                             1.2        1.1
Real Estate                                   0.7        0.8
Other                                         1.5        1.0

Totals                                      100.0 %    100.0  %


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

Securities that are not classified as either held to maturity or trading securities are reported as securities available for sale. At June 30, 1995, approximately 22% of the Company's total carrying value of debt and equity securities were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs. These securities may be sold if market or other measurement factors change unexpectedly after the securities were acquired. For example, opportunities arise when factors change that allow the Company to improve the performance and credit quality of the investment portfolio by replacing an existing security with an alternative security while still maintaining an appropriate matching of expected maturities of assets and liabilities. Examples of such improvements are as follows: improving the yield earned on invested assets, improving the credit quality, changing the duration of the portfolio, and selling securities in advance of anticipated calls or other prepayments. Securities available for sale are reported in the Company's financial statements at individual fair value. Any unrealized gains or losses resulting from changes in the fair value of the securities are reflected as a component of stockholders' equity.

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

Portfolio Analysis

At June 30, 1995, securities held to maturity totaled $1.657 billion or 61.7% of total invested assets. The fair value of these securities was $1.7 billion which reflects gross unrealized gains of $43 million. This represents an unrealized gain of $161 million since December 31, 1994, due primarily to decreases in market interest rates.

Securities available for sale totaled $467 million at June 30, 1995, or 17.4% of total invested assets. Equity securities, which are included in securities available for sale, continue to be a small component of the Company's total investment portfolio totaling only $30 million. Securities available for sale are reported in the accompanying financial statements at fair value with changes in values reported as a separate component of stockholders' equity, net of taxes and adjustments to deferred policy acquisition costs. Net unrealized gains on these securities totaled $5.9 million at June 30, 1995, reflecting an increase of $8.1 million from December 31, 1994. Again, the positive results for the six months are due primarily to decreases in market interest rates.

The Company's insurance operations do not maintain a trading securities portfolio. All trading securities reported in the accompanying financial statements are held by the Company's brokerage subsidiary, The Westcap Corporation. These securities totaled $46.4 million at June 30, 1995, or 1.7% of total invested assets. Net decreases in the fair values of these securities totaled $58,000 for the quarter ended June 30, 1995, and have been included in earnings.

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


                                           Below Investment
                                         Grade Debt Securities
                                                                 % of
                              Carrying         Market         Invested
                                Value          Value            Assets
                                           (In thousands)


June 30, 1995              $      21,264          20,311             0.8%

December 31, 1994          $      31,861          28,670             1.2%


The level of investments in debt securities which are in default as to principal or interest payments is indicative of the Company's minimal holdings of below investment grade debt securities. At June 30, 1995, and December 31, 1994, securities with principal balances totaling $2,781,000 and $2,415,000 were in default and on non-accrual status.

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

Portfolio Analysis

The Company held net investments in mortgage loans totaling $194,732,000 and $189,632,000, or 7.3% and 7.4% of total invested assets, at June 30, 1995, and December 31, 1994, respectively. The loans are real estate mortgages substantially all of which are related to commercial properties and developments and have fixed interest rates.

As of June 30, 1995, the allowance for possible losses on mortgage loans was $5,668,000. No additions were made to the allowance in the quarter ended June 30, 1995, as management believes that the current balance is adequate. However, while management uses available information to recognize losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the region where the majority of the
loans and underlying  properties are located.   This region  includes Texas,
Louisiana, Oklahoma, and Arkansas.

The Company typically places impaired loans on non-accrual status and no interest income is recognized during this period. Also, the Company will at times restructure mortgage loans under certain conditions which may involve changes in interest rates, payment terms or other modifications. For the three months ended June 30, 1995 and 1994, the reductions in interest income due to impaired and restructured mortgage loans was not significant.

The Company owns real estate that was acquired through foreclosure and through direct investment totaling approximately $17,586,000 and $17,766,000 at June 30, 1995, and December 31, 1994, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized small operating gains on these properties of approximately $129,000 for the three months ended June 30, 1995, and losses of $157,000 for the three months ended June 30, 1994. The Company does not anticipate significant changes in these operating results in the near future.

The Company monitors the conditions and market values of these properties on a regular basis. No significant realized losses were recognized due to declines in values of properties for the three months ended June 30, 1995 and 1994, respectively. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed. However, the amounts expended for this maintenance has not had a significant impact on the Company's liquidity and capital resources, and such maintenance is not foreseen to have a significant impact in the near future.

RESULTS OF OPERATIONS

Summary of Consolidated Operations

A summary of operating results, net of taxes, for the periods ended June 30, 1995 and 1994 is provided below:


                                 Three Months Ended      Six Months Ended
                                      June 30,               June 30,
                                  1995        1994       1995        1994
                                   (In thousands except per share data)


Revenues:
Insurance revenues excluding
realized gains on investments  $    71,890      68,745    142,263     135,846
Brokerage revenues                   2,932      12,778      6,657      27,788
Realized gains on investments          168         390        301       2,104
Total revenues                 $    74,990      81,913    149,221     165,738

Earnings:
Earnings from insurance
operations                     $     8,784       8,747     15,755      16,594
Earnings (losses) from
brokerage operations                (1,484)      1,194     (3,217)        744
Net realized gains on
investments                            110         253        196       1,367
Net earnings                   $     7,410      10,194     12,734      18,705


Earnings Per Share:
Earnings from insurance
operations                     $      2.51        2.51       4.51        4.76
Earnings (losses) from
brokerage operations                 (0.42)       0.34      (0.92)       0.21
Net realized gains on
investments                           0.03        0.08       0.06        0.40
Net earnings                   $      2.12        2.93       3.65        5.37



Significant changes and fluctuations in income and expense items between the three months ended June 30, 1995 and 1994 are described in detail for insurance and brokerage operations as follows:

Insurance Operations

Insurance Operations Net Earnings: Earnings from insurance operations for the quarter ended June 30, 1995, were relatively stable at $8,784,000 compared to $8,747,000 for the second quarter of 1994. Earnings for the second quarter of 1995 include an increase in other insurance operating expenses of approximately $1.1 million. Much of this increase in expenses is related to state guaranty fund assessments.

Universal Life and Investment Annuity Contract Revenues: These revenues are from the Company's non-traditional products which are universal life and investment annuities. Revenues from these types of products consist of policy charges for the cost of insurance, policy administration fees and
surrender charges  assessed during  the  period.   These  revenues  decreased
slightly  from  $17,121,000  for  the  quarter   ended  June  30,  1994,  to
$17,088,000 for the same 1995 period. Increases totaling $804,000 in cost of insurance revenues were more than offset by decreases in surrender charge revenues resulting in the overall net decline in these contract revenues. Increases in cost of insurance revenues are primarily from increased universal life insurance in force.

Actual universal life and  investment  annuity deposits  collected  for the quarters ended June 30, 1995 and 1994, are detailed below. Deposits collected on these non-traditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.

                                         Three Months Ended June 30,
                                            1995          1994
                                             (In thousands)


Investment annuities                  $       89,412      23,160
Universal life insurance                      17,891      16,581

Totals                                $      107,303      39,741


As detailed above, deposits increased significantly from 1994 due primarily to investment annuities. The Company's increased marketing efforts through agency additions and new product developments, beginning in latter 1994, continue to produce positive sales results.

Net Investment Income: Net investment income increased $3,513,000 from $47,336,000 in 1994 to $50,849,000 in 1995. The majority of the increase resulted from increases in invested assets. The increases in invested assets are attributable primarily to increases in annuity production as previously described.

Realized Gains on Investments: The Company had realized gains of $168,000 in 1995 compared to $390,000 in 1994. The 1995 realized gains result primarily from sales of investments in debt securities while the 1994 realized gains result primarily from investments in debt securities called for redemption. Although no significant write-downs on investments were recorded in 1994, write-downs on investments in debt securities totaling $1,300,000 were recorded in 1995. The write-downs were related to the Company's investments in principal exchange rate linked securities. The total carrying value of these securities has now been reduced to $5,558,000 as of June 30, 1995.

Universal Life and Investment Annuity Contract Interest: Interest expense was up $4,004,000 from $32,173,000 in 1994 to $36,177,000 in 1995.
Increases in annuity production, resulting in corresponding increases in policy liabilities, are the primarily reason for the higher expenses. Also, some of the Company's new annuity products credit higher interest rates in the first policy year resulting in higher interest costs.

Other Insurance Operating Expenses: Other insurance operating expenses increased 18%, or $1,102,000 in 1995, due primarily to state guaranty fund assessments. These expenses include accruals for additional assessments and amortization of capitalized assessments.

Brokerage Operations

Second quarter 1995 losses from the Company's brokerage subsidiary, The Westcap Corporation, totaled $1,484,000, or $0.42 per share, compared to earnings of $1,194,000, or $0.34 per share, for the second quarter of 1994. Increasing market interest rates and resulting adverse bond market conditions during 1994 and 1995 compared to previous years has had a negative impact on the entire bond brokerage industry. These conditions, coupled with adverse publicity about litigation related to sales of collateralized mortgage obligation (CMO) products, led to declines in both sales and earnings.

As more fully described in note 5 to the financial statements, effective July 17, 1995, The Westcap Corporation discontinued all sales and trading activities in its Houston, Texas office. However, Westcap intends to continue its corporate operations and small sales operations in its New Jersey office. All outstanding claims and lawsuits as previously described will be vigorously defended by Westcap and the Company. Although the alleged damages would be material to Westcap's and the Company's financial positions, a reasonable estimate of any actual losses which may result from such claims cannot be made at this time.

Significant changes and fluctuations in income and expense items between the six months ended June 30, 1995 and 1994 are described in detail for insurance and brokerage operations as follows:

Insurance Operations

Insurance Operations Net Earnings: Earnings from insurance operation decreased $839,000, or $0.25 per share, compared to the first six months of 1994. The decrease in earnings for the six months ended June 30, 1995, results primarily from increased life insurance benefit claims during the first quarter. These expenses were up over $1.8 million, net of taxes, in first quarter of 1995 compared to 1994.

Universal Life and Investment Annuity Contract Revenues: Although these revenues were down for the quarter, for the six months ended June 30, 1995, such revenues increased $785,000 compared to the 1994 period. This increase is due to increases in cost of insurance revenues offset somewhat by decreases in surrender charge revenues.

Actual universal life and investment annuity deposits collected for the six months ended June 30, 1995 and 1994, are detailed below. Deposits collected on these non-traditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                       Six Months Ended June 30,
                                          1995           1994
                                             (In thousands)


Investment annuities                $      178,626         43,644
Universal life insurance                    35,025         31,025

Totals                              $      213,651         74,669


Net Investment  Income:   Net  investment income  increased  $5,744,000 from
$93,100,000 in 1994 to $98,844,000 in 1995, primarily due to increases in invested assets resulting from increased annuity production.

Realized Gains on Investments: The Company had realized gains of $301,000 in 1995 compared to $2,104,000 in 1994. The 1994 realized gains, resulting primarily from debt securities redemptions, include no significant write-downs. The 1995 realized gains are primarily from sales of investments in debt securities and include write-downs of $1,300,000 as previously described for the three months ended June 30, 1995.

Life and Other Policy Benefits: Expenses for 1995 and 1994 were $20.2 million and $16.5 million, respectively. The significant increase in expenses is due to higher life insurance benefit claims. The 1995 expenses are abnormally high due to adverse claims experience in the first quarter of 1995 . Throughout the Company's history, it has experienced both periods of higher and lower benefit claims in comparison to Company averages. The first quarter of 1995 reflects such a period as benefit claims were significantly higher. Such deviations are not uncommon in the life insurance industry and, over extended periods of time, tend to be offset by periods of lower claims experience. Second quarter 1995 benefit claims experience was consistent with that incurred in the 1994 second quarter which is more consistent with previous Company averages.

Universal Life and Investment Annuity Contract Interest: Interest expense was up over $5,813,000 from $64,635,000 in 1994 to $70,448,000 in 1995 for the same reasons as previously described for the three months ended June 30, 1995.

Other Insurance Operating Expenses: Other insurance operating expenses are up significantly in 1995 due primarily to state guaranty fund assessments.

Brokerage Operations

Losses for the six months ended June 30, 1995, from the Company's brokerage subsidiary, The Westcap Corporation, totaled $3,217,000, or $0.92 per share, compared to earnings of $744,000, or $0.21 per share, for the six months ended June 30, 1994. The losses from the subsidiary are due to both adverse bond market conditions and adverse publicity about litigation involving sales of CMO products as previously described for the three months ended June 30, 1995, and in note 5 to the financial statements.

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



                        PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Part 1 - Exhibit 11: Computation of Earnings Per Common Share

(b) Reports on Form 8-K: A report on Form 8-K dated July 17, 1995, was filed by the Company disclosing the discontinuation of all sales and trading activities in The Westcap Corporation's Houston, Texas office. Also reported were Westcap's intentions to continue its corporate operations and small sales operations in its New Jersey office.



                                 EXHIBIT 11

          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  COMPUTATION OF EARNINGS PER COMMON SHARE
             For the Three Months Ended June 30, 1995 and 1994
                                (Unaudited)
                    (In Thousands Except Per Share Data)


                                                     1995        1994


Earnings applicable to common shares:

  Net earnings                                   $    7,410      10,194


Weighted average common shares outstanding            3,488       3,485


Earnings per common share:

  Net earnings                                   $     2.12        2.93




                                 EXHIBIT 11

          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  COMPUTATION OF EARNINGS PER COMMON SHARE
              For the Six Months Ended June 30, 1995 and 1994
                                (Unaudited)
                    (In Thousands Except Per Share Data)



                                                       1995       1994


Earnings applicable to common shares:

  Net earnings                                     $   12,734     18,705


Weighted average common shares outstanding              3,488      3,485


Earnings per common share:

  Net earnings                                     $     3.65       5.37





                                  SIGNATURES

Pursuant to the  requirements  of the Securities Exchange Act   of 1934, the
registrant has duly caused  this report to be  signed on its behalf   by the
undersigned thereunto duly authorized.


                    National Western Life Insurance Company

                                (Registrant)


Date:  August 11, 1995        /S/ Ross R. Moody
                              Ross R. Moody
                              President and Chief Operating Officer



Date:  August 11, 1995        /S/ Robert L. Busby, III
                              Robert L. Busby, III
                              Senior Vice President -
                              Chief Administrative Officer,
                              Chief Financial Officer
                              and Treasurer