Form 10-Q
period 1995-09-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 1995-11-14
CIK 70684

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q


[     ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 1995

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______ to _______

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

Yes [  X  ]     No  [      ]


As of November 10 , 1995, the number of shares of Registrant's common stock outstanding was: Class A - 3,288,204 and Class B - 200,000.




           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                   INDEX



Part I.  Financial Information:                                        Page

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets -
September 30, 1995 (Unaudited) and December 31, 1994

Condensed Consolidated Statements of  Operations -
For the Three Months Ended September 30, 1995 and 1994 (Unaudited)

Condensed Consolidated Statements of Operations -
For the Nine Months Ended September 30, 1995 and 1994 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity -
For the Nine Months Ended September 30, 1995 and 1994 (Unaudited)


Condensed Consolidated Statements of Cash Flows -
For the Nine Months Ended September 30, 1995 and 1994 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Part II.  Other Information:

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 11 - Computation of Earnings per Common Share -
For the Three Months Ended September 30, 1995 and 1994 (Unaudited)

Exhibit 11 - Computation of Earnings per Common Share -
For the Nine Months Ended September 30, 1995 and 1994 (Unaudited)

Signatures





                       PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS

          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In Thousands)


                                                   (Unaudited)
                                                  September 30,   December 31,
                                                       1995           1994
      ASSETS


Cash and investments:
    Securities held to maturity, at amortized cost  $    1,722,544   1,605,813
    Securities available for sale, at fair value           473,537     354,300
    Mortgage loans, net of allowances for possible
    losses ($5,668 and $5,929)                             191,390     189,632
    Policy loans                                           149,739     151,487
    Other long-term investments                             32,218      24,872
    Cash and short-term investments                          6,273      17,723

Total cash and investments                               2,575,701   2,343,827

Accrued investment income                                   33,622      31,630
Deferred policy acquisition costs                          281,979     291,274
Other assets                                                22,769      16,266
Assets of discontinued operations                            6,177     232,057

                                                     $   2,920,248   2,915,054


Note:  The balance sheet at December  31, 1994 has been   taken  from  the
audited financial  statements at that date.

See accompanying notes to condensed consolidated financial statements.







          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In Thousands Except Shares Outstanding)


                                                 (Unaudited)
                                                 September 30,    December 31,
                                                       1995            1994

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:


Future policy benefits:
  Traditional life and annuity products            $     174,940      177,429
  Universal life and investment annuity
  contracts                                            2,377,095    2,194,264
Other policyholder liabilities                            25,014       23,183
Federal income taxes payable:
  Current                                                    392          -
  Deferred                                                 7,461        1,996
Other liabilities                                         33,374       27,718
Liabilities of discontinued operations                     6,177      215,330

Total liabilities                                      2,624,453    2,639,920



STOCKHOLDERS' EQUITY:

Common stock:
Class  A -  $1  par  value; 7,500,000  shares
authorized;  3,288,204 and 3,288,192 shares
issued and outstanding in 1995 and 1994                    3,288        3,288
Class B  -  $1  par value;  200,000  shares
authorized, issued and outstanding in
1995 and 1994                                                200          200
Additional paid-in capital                                24,475       24,475
Net unrealized gains (losses) on investment
securities                                                 7,077       (2,199)
Retained earnings                                        260,755      249,370

Total stockholders' equity                               295,795      275,134

                                                   $   2,920,248    2,915,054




Note:   The balance  sheet at  December  31, 1994  has been  taken  from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.






          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three Months Ended September 30, 1995 and 1994
                                (Unaudited)
                  (In Thousands Except Per Share Amounts)




                                                             1995        1994


Premiums and other revenue:
    Life and annuity premiums                       $       4,381        4,834
    Universal life and investment annuity
    contract revenues                                      17,236       15,603
    Net investment income                                  50,317       49,155
    Other income                                               26          749
    Realized gains (losses) on investments                 (2,030)         382

Total premiums and other revenue                           69,930       70,723


Benefits and expenses:
    Life and other policy benefits                          8,813        7,746
    Change in liabilities for future policy
    benefits                                                 (621)          28
    Amortization of deferred policy
    acquisition costs                                       7,429        7,715
    Universal life and investment annuity
    contract interest                                      37,155       31,245
    Other insurance operating expenses                      5,993        6,361

Total benefits and expenses                                58,769       53,095

Earnings from continuing operations before Federal
income taxes                                               11,161       17,628

Provision (benefit) for Federal income taxes:
    Current                                                (1,853)       4,951
    Deferred                                                1,230        1,218

Total Federal income taxes (benefit)                         (623)       6,169

Earnings from continuing operations                        11,784       11,459



Discontinued operations:
  Earnings (losses) from operations of discontinued
  subsidiary (net of applicable Federal income
  taxes of $156 in 1994)                                   (6,752)         288
  Estimated loss on disposal of discontinued
  operations                                               (6,381)          -

Earnings (losses) from discontinued operations            (13,133)         288

Net earnings (losses)                               $      (1,349)      11,747


Earnings (losses) per share of common stock:
Earnings from continuing operations                 $        3.38         3.29
Earnings (losses) from discontinued operations              (3.77)        0.08

Net earnings (losses)                               $       (0.39)        3.37



See accompanying notes to condensed consolidated financial statements.




          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Nine Months Ended September 30, 1995 and 1994
                                (Unaudited)
                  (In Thousands Except Per Share Amounts)



                                                       1995         1994


Premiums and other revenue:
    Life and annuity premiums                     $       13,061       14,003
    Universal life and investment annuity
    contract revenues                                     51,390       48,972
    Net investment income                                149,161      142,255
    Other income                                             611          957
    Realized gains (losses) on investments                (1,729)       2,486

Total premiums and other revenue                         212,494      208,673

Benefits and expenses:
    Life and other policy benefits                        29,033       24,250
    Change in liabilities for future
    policy benefits                                       (2,489)        (240)
    Amortization of deferred policy
    acquisition costs                                     24,522       25,112
    Universal life and investment annuity
    interest contract                                    107,603       95,880
    Other insurance operating expenses                    19,973       18,410

Total benefits and expenses                              178,642      163,412


Earnings from continuing operations before
Federal income taxes                                      33,852       45,261

Provision (benefit) for Federal income taxes:
    Current                                                5,812       16,031
    Deferred                                                 305         (190)

Total Federal income taxes                                 6,117       15,841

Earnings from continuing operations                       27,735       29,420


Discontinued operations:
    Earnings (losses) from operations of
    discontinued subsidiary (net of
    applicable Federal income taxes of
    $556 in 1994)                                         (9,969)       1,032
    Estimated loss on disposal of
    discontinued operations                               (6,381)          -

Earnings (losses) from discontinued operations           (16,350)       1,032

Net earnings                                      $       11,385       30,452

Earnings (losses) per share of common stock:
Earnings from continuing operations               $         7.95         8.45
Earnings (losses)  from discontinued operations            (4.69)        0.29

Net earnings                                      $         3.26         8.74



See accompanying notes to condensed consolidated financial statements.




          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           For the Nine Months Ended September 30, 1995 and 1994
                                (Unaudited)
                               (In Thousands)


                                                           1995        1994


Common stock shares outstanding:
    Shares outstanding at beginning of year
    and end of period                                       3,488       3,485


Common stock:
    Balance at beginning of year and
    end of period                                    $      3,488       3,485

Additional paid-in capital:
    Balance at beginning of year and end of period         24,475      24,356

Net unrealized gains (losses) on investment
securities:
    Balance at beginning of year                           (2,199)       (257)
    Effect of change in accounting for investments
    in debt and equity securities                               -      26,610
    Change in unrealized gains (losses) on
    investment securities during the period                10,016     (27,525)
    Net unrealized gain related to transfer of
    securities available for sale to securities
    held to maturity                                          -         1,380
    Amortization of net unrealized gain related to
    transfer of securities available for sale
    to securities held to maturity                           (740)       (178)

Balance at end of period                                    7,077          30

Retained earnings:
    Balance at beginning of year                          249,370     215,134
    Net earnings                                           11,385      30,452

Balance at end of  period                                 260,755     245,586

Total stockholders' equity                          $     295,795      273,457



See accompanying notes to condensed consolidated financial statements.





          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Nine Months Ended September 30, 1995 and 1994
                                (Unaudited)
                               (In Thousands)



                                                         1995        1994


Cash flows from operating activities:
    Net earnings                                    $      11,385      30,452
    Adjustments to reconcile net earnings to
    net cash from operating activities:
    Universal life and investment annuity
    contract interest                                     107,603      95,880
    Surrender charges                                     (25,313)    (25,426)
    Realized (gains) losses on investments                  1,729      (2,486)
    Accrual and amortization of investment income          (5,543)    (10,355)
    Depreciation and amortization                             451         459
    Decrease (increase) in insurance receivables
    and other assets                                       (1,176)      3,228
    Increase in accrued investment income                  (1,992)       (265)
    Decrease (increase) in deferred policy
    acquisition costs                                     (11,410)      6,585
    Decrease in liability for future policy benefits       (2,489)       (240)
    Increase (decrease) in other policyholder
    liabilities                                             1,831      (2,498)
    Decrease in Federal income taxes payable               (4,016)     (4,003)
    Increase in other liabilities                           2,858       6,835

Net cash provided by operating activities                  73,918      98,166

Cash flows from investing activities:
    Proceeds from sales of:
       Securities held to maturity                          7,720           -
       Securities available for sale                       42,374       7,362
       Other investments                                    1,048      22,427
    Proceeds from maturities and redemptions of:
       Securities held to maturity                         36,915      54,801
       Securities available for sale                        5,757      55,723
    Purchases of:
       Securities held to maturity                       (159,837)   (152,323)
       Securities available for sale                     (130,066)    (59,608)
       Other investments                                   (5,281)     (7,114)
    Principal payments on mortgage loans                   12,207      20,933
    Cost of mortgage loans acquired                       (14,573)    (26,912)
    Decrease in policy loans                                1,748       1,854
    Decrease in assets of discontinued operations         225,880     102,132
    Decrease in liabilities of discontinued
    operations                                           (209,153)   (102,689)
    Other                                                    (651)       (289)

Net cash used in investing activities                    (185,912)    (83,703)



(Continued on next page)




          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
           For the Nine Months Ended September 30, 1995 and 1994
                                (Unaudited)
                               (In Thousands)



                                                         1995        1994


Cash flows from financing activities:
  Increase in short-term borrowings                 $       -           8,005
  Deposits to account balances for universal life
  and investment annuity contracts                        280,533     111,141
  Return of account balances on universal life
  and investment annuity contracts                       (179,989)   (156,456)

Net cash provided by (used in) financing
activities                                                100,544     (37,310)

Net decrease in cash and short-term investments           (11,450)    (22,847)
Cash and short-term investments at beginning
of year                                                    17,723      24,308

Cash and short-term investments at end of period    $       6,273       1,461



See accompanying notes to condensed consolidated financial statements.





          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


(1)  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly-owned subsidiaries (the Company), The Westcap Corporation, Commercial Adjusters, Inc., NWL Investments, Inc., NWL Properties, Inc., and NWL 806 Main, Inc. The Westcap Corporation has been reflected as discontinued operations in the accompanying financial statements. Commercial Adjusters, Inc. was dissolved in October, 1994, and all remaining assets and liabilities were assumed by
National Western  Life Insurance  Company.   All  significant intercorporate
transactions and accounts have been eliminated in consolidation.

In the  opinion of   the  Company, the  accompanying  consolidated financial
statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1995, and the results of its operations for the three months and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994. The results of operations for the three months and nine months ended
September 30, 1995 and  1994   are not necessarily indicative of the results
to be expected  for the full year.

(2) DIVIDENDS

The Company paid no cash dividends on common stock during the nine months ended September 30, 1995 and 1994.

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

As of September 30, 1995 and 1994, impaired mortgage loans on real estate were as follows:


                                                      1995         1994
                                                       (In thousands)


          Impaired loans:
               With allowance *                  $        -           703
               Without allowance                         338           -


               Total impaired loans              $       338          703



* Represents gross amounts before allowance for mortgage loan losses of $163,000 at September 30, 1994.




For the quarters ended September 30, 1995 and 1994, average investments in impaired mortgage loans were $169,000 and $634,000, respectively. Interest income recognized on impaired loans during the quarters ended September 30, 1995 and 1994, was not significant.

Impaired loans are typically placed on non-accrual status and no interest income is recognized. However, if cash is received on the impaired loan, it is applied to principal and interest on past due payments, beginning with the most delinquent payment.

Detailed below are the changes in the allowance for mortgage loan losses for the nine months ended September 30, 1995 and 1994.



                                                      1995         1994
                                                       (In thousands)


Balance at beginning of year                       $      5,929        6,849
Net additions charged to realized investment
gains and losses                                            -            135
Deductions resulting from foreclosures                     (261)        (694)

Balance at end of period                           $      5,668        6,290


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

(5)  DISCONTINUED BROKERAGE OPERATIONS

Effective July 17, 1995, The Westcap Corporation, a wholly owned brokerage subsidiary of National Western Life Insurance Company, discontinued all sales and trading activities in its Houston, Texas office. At that time, The Westcap Corporation (Westcap) continued its corporate operations and small sales operations in its New Jersey office. However, in September, 1995, Westcap approved a plan to close the remaining sales office in New Jersey and to proceed with the liquidation of the corporation.

Declines in both sales revenues and earnings were the principal reasons for ceasing all sales activities and led to the decision to liquidate Westcap. Increasing market interest rates and resulting adverse bond market conditions during 1994 and 1995 compared to previous years has had a negative impact on the entire bond brokerage industry. These conditions, coupled with adverse publicity about litigation related to sales of collateralized mortgage obligation (CMO) products, led to the declines in sales and earnings. The publicity surrounding these claims has made it extremely difficult to keep Westcap's customer base and sales force in place. Additionally, because much publicity characterizes CMOs as derivatives, adverse publicity about derivatives has impacted the market for CMOs and decreased Westcap's prospects for future sales.

In connection with the plan of liquidation, Westcap's assets are being carried at their estimated fair value, and estimated future costs to liquidate have been accrued. As a result of the plan and in accordance with generally accepted accounting principles, the assets and liabilities of Westcap have been reclassified in the accompanying consolidated balance sheets to separately identify them as assets and liabilities of the discontinued operations. The assets of the discontinued operations as of September 30, 1995, consist primarily of cash, while the liabilities consist primarily of estimated costs to operate and liquidate the corporation. Revenues of Westcap totaled $5,112,000 for the nine months ended September 30, 1995.

Losses from the discontinued brokerage operations totaling $13,133,000, and $16,350,000, for the three months and nine months ended September 30, 1995, have been reflected separately from continuing operations of the Company in
the accompanying consolidated  financial statements.   These  losses include
estimated future operating losses as well as estimated costs to liquidate and close the corporation totaling $6,381,000 and have resulted in the complete write-off of the Company's investment in Westcap on a consolidated basis. Although The Westcap Corporation could incur additional losses as it proceeds with litigation and ultimate liquidation, such losses will not be reported on a consolidated basis as National Western Life Insurance
Company's loss in the subsidiary is limited to its investment.    The
liquidation period  is  currently estimated  at  two years.    However, this
estimate could change significantly depending primarily on the results of litigation.




                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INVESTMENTS IN DEBT AND EQUITY SECURITIES

Investment Philosophy

The Company's investment philosophy is to maintain a diversified portfolio of investment grade debt and equity securities that provide adequate liquidity to meet policyholder obligations and other cash needs. The prevailing strategy within this philosophy is the intent to hold investments in debt securities to maturity. However, the Company does manage its portfolio, which entails monitoring and reacting to all components which affect changes in the price or value of investments in debt and equity securities. Additionally, the Company's overall conservative investment philosophy is reflected in the allocation of investments of its insurance operations which is detailed below as of September 30, 1995, and December 31, 1994. The Company emphasizes debt securities with smaller holdings in mortgage loans and real estate than industry averages.



                                              Percent of Insurance
                                             Operations Investments
                                              1995             1994


          Debt securities                         84.2   %        82.5   %
          Mortgage loans                           7.4             8.1
          Policy loans                             5.8             6.5
          Equity securities                        1.1             1.1
          Real estate                              0.8             0.8

          Other                                    0.7             1.0

          Totals                                 100.0   %       100.0   %


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

Securities that are held for current resale are classified as trading securities. These securities are typically held for short periods of time, as the intent is to sell them, producing a trading profit. The Company currently does not maintain a trading securities portfolio.

Securities that are not classified as either held to maturity or trading securities are reported as securities available for sale. At September 30, 1995, approximately 22% of the Company's total carrying value of debt and equity securities were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs. These securities may be sold if market or other measurement factors change unexpectedly after the securities were acquired. For example, opportunities arise when factors change that allow the Company to improve the performance and credit quality of the investment portfolio by replacing an existing security with an alternative security while still maintaining an appropriate matching of expected maturities of assets and liabilities. Examples of such improvements are as follows: improving the yield earned on invested assets, improving the credit quality, changing the duration of the portfolio, and selling securities in advance of anticipated calls or other prepayments. Securities available for sale are reported in the Company's financial statements at individual fair value. Any unrealized gains or losses resulting from changes in the fair value of the securities are reflected as a component of stockholders' equity.

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

Portfolio Analysis

At September 30, 1995, securities held to maturity totaled $1.723 billion or
66.9% of total  invested assets.   The  fair value  of these  securities was
$1.771 billion which reflects gross unrealized gains of $48 million. This represents an unrealized gain of $166 million since December 31, 1994, due
primarily to decreases in market  interest rates.    The Company sold several
held to maturity securities during the nine months ended September 30, 1995, due to significant credit deterioration of the issuing companies. Amortization cost for the securities sold totaled $7,631,000 and realized gains of $89,000 were recognized on the sales.

Securities available for sale totaled $474 million at September 30, 1995, or
18.4% of total  invested assets.   Equity securities, which  are included in
securities available for sale, continue to be a small component of the Company's total investment portfolio totaling only $29 million. Securities available for sale are reported in the accompanying financial statements at fair value with changes in values reported as a separate component of stockholders' equity, net of taxes and adjustments to deferred policy acquisition costs. Net unrealized gains on these securities totaled $7.1 million at September 30, 1995, reflecting an increase of $9.3 million from December 31, 1994. Again, the positive results for the nine months are due primarily to decreases in market interest rates during that period.

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


                                                 Below Investment
                                               Grade Debt Securities
                                                                    % of
                                        Carrying      Market     Invested
                                          Value        Value       Assets
                                                  (In thousands)


          September 30, 1995         $     15,814       15,470         0.6%

          December 31, 1994          $     31,861       28,670         1.4%


The level of investments in debt securities which are in default as to principal or interest payments is indicative of the Company's minimal holdings of below investment grade debt securities. At September 30, 1995, and December 31, 1994, securities with principal balances totaling $3,781,000 and $2,415,000 were in default and on non-accrual status.

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

Portfolio Analysis

The Company held net investments in mortgage loans totaling $191,390,000 and $189,632,000, or 7.4% and 8.1% of total invested assets, at September 30, 1995, and December 31, 1994, respectively. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

As of September 30, 1995, the allowance for possible losses on mortgage loans was $5,668,000. No additions were made to the allowance in the quarter ended September 30, 1995, as management believes that the current balance is adequate. However, while management uses available information to recognize losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the region where the majority of the loans and underlying properties are located. This region includes Texas, Louisiana, Oklahoma, and Arkansas.

The Company typically places impaired loans on non-accrual status and no interest income is recognized during this period. Also, the Company will at times restructure mortgage loans under certain conditions which may involve changes in interest rates, payment terms or other modifications. For the three months ended September 30, 1995 and 1994, the reductions in interest income due to impaired and restructured mortgage loans were not significant.

The Company owns real estate that was acquired through foreclosure and through direct investment totaling approximately $20,480,000 and $17,766,000 at September 30, 1995, and December 31, 1994, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized small operating gains on these properties of approximately $45,000 for the three months ended September 30, 1995, and losses of $264,000 for the three months ended September 30, 1994. The Company does not anticipate significant changes in these operating results in the near future.

The Company monitors the conditions and market values of these properties on
a regular  basis.   No significant  realized losses  were recognized  due to
declines in values  of properties for  the three months  ended September 30,
1995 and  1994,  respectively.    The  Company  makes  repairs  and  capital
improvements to keep the properties in good condition and will continue this
maintenance as needed.   However, the amounts expended  for this maintenance
have not had a significant impact on the Company's liquidity and capital resources, and such maintenance is not foreseen to have a significant impact in the near future.

REULTS OF OPERATIONS

Summary of Consolidated Operations

A summary of operating results, net of taxes, for the periods ended September 30, 1995 and 1994 is provided below:



                                 Three Months Ended     Nine Months Ended
                                   September 30,          September 30,
                                  1995       1994        1995        1994
                                   (In thousands except per share data)


Revenues:
Insurance revenues excluding
realized gains (losses) on
investments                    $    71,960      70,341    214,223     206,187
Realized gains (losses) on
investments                         (2,030)        382     (1,729)      2,486
Total revenues                 $    69,930      70,723    212,494     208,673

Earnings:
Earnings from insurance
operations                     $    13,103      11,210     28,858      27,804
Earnings (losses) from
discontinued brokerage
operations                         (13,133)        288    (16,350)      1,032
Net realized gains (losses)
on investments                      (1,319)        249     (1,123)      1,616
Net earnings (losses)          $    (1,349)     11,747     11,385      30,452

Earnings Per Share:
Earnings from insurance
operations                     $      3.76        3.22       8.27        7.98
Earnings (losses) from
discontinued brokerage
operations                           (3.77)       0.08      (4.69)       0.29
Net realized gains (losses)
on investments                       (0.38)       0.07      (0.32)       0.47
Net earnings (losses)          $     (0.39)       3.37       3.26        8.74



Significant changes and fluctuations in income and expense items between the three months ended September 30, 1995 and 1994 are described in detail for insurance operations and discontinued brokerage operations as follows:

Insurance Operations

Insurance Operations Net Earnings: Earnings from insurance operations for the quarter ended September 30, 1995, totaled $13,103,000 compared to $11,210,000 for the third quarter of 1994. The 1995 earnings include a $4.5 million tax benefit resulting from the Company's subsidiary brokerage operations losses. This benefit was recognized in accordance with the Company's tax allocation agreement with its subsidiaries. Also, as previously reported, comparative earnings from insurance operations for the quarter ended September 30, 1994, were higher than other quarters due to yield and amortization adjustments on mortgage-backed securities.

Universal Life and Investment Annuity Contract Revenues: These revenues are from the Company's non-traditional products which are universal life and investment annuities. Revenues from these types of products consist of policy charges for the cost of insurance, policy administration fees and surrender charges assessed during the period. These revenues increased from $15,603,000 for the quarter ended September 30, 1994, to $17,236,000 for the same 1995 period. Increases totaling $820,000 in cost of insurance revenues and $629,000 in surrender charge revenues resulted in the majority of the increase in these contract revenues. Increases in cost of insurance revenues are primarily from increased universal life insurance in force.

Actual universal life and investment annuity deposits collected for the quarters ended September 30, 1995 and 1994, are detailed below. Deposits collected on these non-traditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.



                                              Three Months Ended
                                                September 30,
                                              1995          1994
                                                (In thousands)


          Investment annuities          $      76,211        43,102
          Universal life insurance             16,748        16,915


          Totals                        $      92,959        60,017


As detailed above, deposits increased significantly from 1994 due primarily to investment annuities. The Company's increased marketing efforts through agency additions and new product developments, beginning in latter 1994, continue to produce positive sales results.

Net Investment Income: Net investment income increased $1,162,000 from $49,155,000 in 1994 to $50,317,000 in 1995. The majority of the increase resulted from increases in invested assets. The increases in invested assets are attributable primarily to increases in annuity production as previously described.

Net investment income for the quarter ended September 30, 1994 was higher than other quarters due to yield and amortization adjustments on mortgage-backed securities totaling approximately $3.7 million. The yield and amortization adjustments were made in accordance with Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." The adjustments are made to reflect changes in mortgage-backed securities prepayment levels, caused by changes in market interest rates, which affect average lives, yields and amortization periods of the securities.

Realized Gains (Losses) on Investments: The Company had realized losses of $2,030,000 in 1995 compared to realized gains of $382,000 in 1994. The 1995 realized losses result primarily from sales of investments in debt securities while the 1994 realized gains result primarily from real estate sales. The Company made the decision to realize losses in 1995 in order to obtain tax benefits related to the losses which are scheduled to expire on December 31, 1995. The losses were primarily from sales of the Company's remaining investments in principal exchange rate linked securities.

Life and Other Policy Benefits: Expenses totaled $8,813,000 for the three months ended September 30, 1995, compared to $7,746,000 for the same period in 1994. The increase in these expenses is due to both higher life insurance benefit claims and higher policy surrenders on traditional life insurance products.

Universal Life and Investment Annuity Contract Interest: Interest expense was up $5,910,000 from $31,245,000 in 1994 to $37,155,000 in 1995.
Increases in annuity production, resulting in corresponding increases in policy liabilities, are the primary reason for the higher expenses. Also, some of the Company's new annuity products credit higher interest rates in the first policy year resulting in higher interest costs.

Federal Income Taxes: Federal income taxes for the three months ended September 30, 1995 reflect a tax benefit of $623,000 although earnings from continuing operations before taxes totaled $11,161,000 for the same period. This result is due to a $4.5 million tax benefit resulting from the Company's subsidiary brokerage operations losses. This tax benefit was reflected in earnings from continuing operations in accordance with the Company's tax allocation agreement with its subsidiaries.

Discontinued Brokerage Operations

As more fully described in note 5 to the financial statements, during September, 1995, The Westcap Corporation approved a plan to close its remaining sales office in New Jersey and to proceed with the liquidation of the corporation. Declines in both sales revenues and earnings were the principal reasons for ceasing all sales activities and led to the decision to liquidate The Westcap Corporation. Volatile bond market conditions, coupled with adverse publicity about litigation related to sales of collateralized mortgage obligation (CMO) products, led to the declines in sales and earnings.

Third quarter losses from brokerage operations totaling $13,133,000, or $3.77 per share, include estimated future operating losses as well as estimated costs to liquidate and close the corporation and have resulted in the complete write-off of the Company's investment in Westcap on a consolidated basis. Although The Westcap Corporation could incur additional losses as it proceeds with litigation and ultimate liquidation, such losses will not be reported on a consolidated basis as National Western Life Insurance Company's loss in the subsidiary is limited to its investment.

Significant changes and fluctuations in income and expense items between the nine months ended September 30, 1995 and 1994 are described in detail for insurance operations and discontinued brokerage operations as follows:

Insurance Operations

Insurance Operations Net Earnings: Earnings from insurance operations increased $1,054,000, or $0.29 per share, compared to the first nine months of 1994. The increase in earnings for the nine months ended September 30, 1995, is due primarily to the $4.5 million tax benefit resulting from the Company's subsidiary brokerage operations losses as previously described. However, life and other policy benefit expenses were up significantly during the first nine months of 1995, thereby reducing earnings. These expenses, consisting primarily of life insurance benefit claims, were up over $3 million, net of taxes, compared to 1994.

Universal Life and Investment Annuity Contract Revenues: For the nine months ended September 30, 1995, these revenues increased $2,418,000 compared to the 1994 period. This increase is due to increases in cost of insurance revenues offset somewhat by decreases in surrender charge revenues.

Actual universal life and investment annuity  deposits collected for the nine
months ended  September 30,  1995 and  1994, are  detailed below.   Deposits
collected on these non-traditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                               Nine Months Ended
                                                 September 30,
                                                1995         1994
                                                 (In thousands)


          Investment annuities           $      254,837       86,746
          Universal life insurance               51,773       47,941


          Totals                         $      306,610      134,687


Net Investment  Income:   Net  investment income  increased  $6,906,000 from
$142,255,000 in 1994 to $149,161,000 in 1995,  primarily due to increases in invested assets resulting from increased annuity production. Also, included in 1994 net investment income are yield and amortization adjustments on mortgage-backed securities totaling approximately $3.7 million as previously described.

Realized Gains (Losses) on Investments: The Company recognized realized losses of $1,729,000 in 1995 compared to realized gains of $2,486,000 in 1994. The 1995 realized losses are primarily from write-downs and sales of investments in debt securities. The losses were realized for the tax purposes as previously described for the three months ended September 30, 1995. The 1994 realized gains resulted primarily from debt securities redemptions and included no significant write-downs.

Life and Other Policy Benefits: Expenses for 1995 and 1994 were $29.0 million and $24.3 million, respectively. The significant increase in expenses is due to higher life insurance benefit claims. The 1995 expenses are abnormally high due to adverse claims experience incurred primarily in the first quarter of 1995. Throughout the Company's history, it has experienced both periods of higher and lower benefit claims in comparison to Company averages. The first quarter of 1995 reflects such a period as benefit claims were significantly higher. Such deviations are not uncommon in the life insurance industry and, over extended periods of time, tend to be offset by periods of lower claims experience.

Universal Life and Investment Annuity Contract Interest: Interest expense was up $11,723,000 from $95,880,000 in 1994 to $107,603,000 in 1995 for the same reasons as previously described for the three months ended September 30, 1995.

Other Insurance Operating Expenses: Other insurance operating expenses are up $1,563,000 in 1995 due primarily to state guaranty fund assessments.

Federal Income Taxes: Federal income taxes for the nine months ended September 30, 1995, include a $4.5 million tax benefit resulting from the Company's subsidiary brokerage operations as previously described. This benefit resulted in the low effective tax rate for the period for earnings from continuing operations.

Discontinued Brokerage Operations

Losses for the nine months ended September 30, 1995, from the Company's discontinued brokerage subsidiary, The Westcap Corporation, totaled $16,350,000, or $4.69 per share, compared to earnings of $1,032,000, or $0.29 per share, for the nine months ended September 30, 1994. The losses from the subsidiary are due to both adverse bond market conditions and adverse publicity about litigation involving sales of CMO products. The losses also include estimated costs accrued for discontinuation of the operations as previously described for the three months ended September 30, 1995, and in note 5 to the financial statements.

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



                        PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Part 1 - Exhibit 11: Computation of Earnings Per Common Share

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended September 30, 1995.



                                 EXHIBIT 11

          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  COMPUTATION OF EARNINGS PER COMMON SHARE
           For the Three Months Ended September 30, 1995 and 1994
                                (Unaudited)
                    (In Thousands Except Per Share Data)



                                                         1995        1994


Earnings (losses) applicable to common shares:

   Earnings from continuing operations              $       11,784      11,459
   Earnings (losses) from discontinued operations          (13,133)        288

   Net earnings (losses)                            $       (1,349)     11,747



Weighted average common shares outstanding                   3,488       3,485


Earnings (losses) per common share:

   Earnings from continuing operations              $         3.38        3.29
   Earnings (losses) from discontinued operations            (3.77)       0.08

   Net earnings (losses)                            $        (0.39)       3.37





                                 EXHIBIT 11

          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  COMPUTATION OF EARNINGS PER COMMON SHARE
           For the Nine Months Ended September 30, 1995 and 1994
                                (Unaudited)
                    (In Thousands Except Per Share Data)




                                                        1995        1994


Earnings (losses) applicable to common shares:

    Earnings from continuing operations            $       27,735       29,420
    Earnings (losses) from discontinued
    operations                                            (16,350)       1,032

    Net earnings                                   $       11,385       30,452

Weighted average common shares outstanding                  3,488        3,485

Earnings (losses) per common share:

    Earnings from continuing operations            $         7.95         8.45
    Earnings (losses) from discontinued
    operations                                              (4.69)        0.29

    Net earnings                                   $         3.26         8.74






                                SIGNATURES

Pursuant to the  requirements  of the Securities Exchange Act   of 1934, the
registrant has duly caused  this report to be  signed on its behalf   by the
undersigned thereunto duly authorized.


                  National Western Life Insurance Company
                                (Registrant)








Date:  November 10, 1995      /S/ Ross R. Moody
                              Ross R. Moody
                              President and Chief Operating Officer



Date:  November 10, 1995      /S/ Robert L. Busby, III
                              Robert L. Busby, III
                              Senior Vice President -
                              Chief Administrative Officer,
                              Chief Financial Officer
                              and Treasurer