Form 10-K
period 1995-12-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 1996-04-01
CIK 70684

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-K

  [  X  ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the Fiscal Year Ended December 31, 1995

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

The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant at March 15, 1996, was approximately $130,074,000.

As of   March 15, 1996,  the number of  shares of Registrant's  common stock outstanding was: Class A - 3,291,338 and Class B - 200,000.



                                      PART I

                                 ITEM 1. BUSINESS

(a) General

Life Insurance Operations

National Western Life Insurance Company (hereinafter referred to as "National Western", "Company", or "Registrant") is a life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-three states and the District of Columbia. National Western also accepts applications from and issues policies to residents of several Central and South American countries. Such policies are accepted and issued in the United States. During 1995, the Company recorded approximately $403 million in premium revenues, universal life, and investment annuity contract deposits. New life insurance issued during 1995 approximated $1.2 billion and the total amount in force at year-end 1995 was $7.9 billion. As of December 31, 1995, the Company had total consolidated assets of approximately $2.96 billion.

Competition: The life insurance business is highly competitive and National Western competes with over 1,700 stock and mutual companies. Best's Agents Guide To Life Insurance Companies, an authoritative life insurance publication, lists companies by total admitted assets and life insurance in force. As of December 31, 1994, the most recent date for which information is available, National Western ranked 145 in total admitted assets and 227 in life insurance in force among approximately 1,700 life insurance companies domiciled in the United States.

Life insurance companies compete not only on product design and price, but increasingly on policyowner service and marketing and sales efforts. National Western believes that its products, premium rates, policyowner service, and marketing efforts are generally competitive with those of other life insurance companies selling similar types of insurance. Mutual insurance companies may have certain competitive advantages over stock companies in that the policies written by them are participating policies and their profits inure to the benefit of their policyholders. The Company no longer writes participating policies, and such policies represent only 1% of the Company's life insurance in force at December 31, 1995.

In addition to competition within the life insurance industry, National Western and other insurance companies face competition from other industries. In recent years, there has been increased interest in the banking industry to directly market annuities. In fact, in January, 1995, the U.S. Supreme Court ruled that national banks may compete with insurance companies in the sale of annuities. Such regulation changes could result in increased competition for National Western and the life insurance industry.

Competition also arises from different investment and product choices. Annuities are often used as long-term, tax deferred investment vehicles and in retirement planning. As a result, other investment types can be competitive products to annuities. For example, the recent growth and popularity of mutual funds has attracted large amounts of investment funds over the past several years, particularly during periods of declining market interest rates. Many mutual funds also allow tax deferred features through individual retirement accounts, 401(k) plans, and other qualified methods.

Agents and Employees: National Western has 230 full-time employees at its principal executive office. Its insurance operations are conducted primarily through broker-agents, which numbered 8,330 at December 31, 1995. The agency operations are supervised by Senior Vice Presidents of domestic and international marketing. The Company's agents are independent contractors who are compensated on a commission basis. General agents receive overriding first year and renewal commissions on business written by agents under their supervision.

Types of Insurance Written: National Western offers a broad portfolio of individual whole life and term life insurance plans, endowments, and annuities, including standard supplementary riders. The Company does not market group life insurance but does offer group annuities. In recent years the majority of the business written has been individual flexible premium and single premium annuities and universal life products. Except for a small employee health plan and a small number of existing individual accident and health policies, primarily in Florida, the Company does not write any new policies in the accident and health markets. A distribution of the Company's direct premium revenues and deposits by type of product is provided below:



                                       1995                  1994
                                    Amounts in            Amounts in
                                     Thousands     %       Thousands      %


Investment annuities                 309,971    77 %       157,622     64 %
Universal life insurance              68,464    17          64,760     26
Traditional life and other            24,801     6          24,919     10

                                     403,236   100 %       247,301    100 %


The underwriting policy of the Company is to require medical examination of applicants for ordinary insurance in excess of certain prescribed limits. These limits are graduated according to the age of the applicant and the amount of insurance desired. The Company has no maximum for issuance of life insurance on any one life. However, the Company's general policy is to reinsure that portion of any risk in excess of $150,000 on the life of any one individual. Effective January 1, 1996, the Company has raised this reinsurance level to $200,000 per individual. Also, following general industry practice, policies are issued on substandard risks.

Geographical Distribution of Business: For the year 1995, insurance and annuity policies held by residents of the State of Texas accounted for 17% of premium revenues, universal life, and investment annuity contract
deposits  from  direct  business,  while  policies   held  by  residents  of
California, Pennsylvania, and Michigan accounted for approximately 8%, 7%, and 6%, respectively. All other states of the United States accounted for 48% of premium revenues and deposits from direct business. The remaining 14% of premium revenues and deposits were derived from the Company's policies issued to foreign nationals, primarily all of which was for individual life
insurance.   A distribution  of the  Company's direct  premium  revenues and deposits by domestic and international markets is provided below:


                                        1995                1994
                                     Amounts in          Amounts in
                                     Thousands     %      Thousands     %


United States domestic market          345,829    86 %      193,455    78 %
International market                    57,407    14         53,846    22

                                       403,236   100 %      247,301   100 %


Approximately 74% of the life insurance face amount issued by the Company during 1995 was written through international insurance brokers acting as independent contractors. Foreign business is solicited by various independent brokers, primarily in Central and South America, and forwarded to the United States for acceptance and issuance. The Company maintains strict controls on the business it accepts from such foreign independent brokers, as well as its underwriting procedures for such business. Except for a small block of business, a currency clause is included in each foreign policy stating that premium and claim "dollars" refer to lawful currency of the United States. Traditional and universal life products are sold in the international market to individuals in upper socioeconomic classes. By marketing exclusively to this group, sales typically produce a higher average policy size, strong persistency, and claims experience similar to that in the United States.

Investments: State insurance statutes prescribe the nature, quality, an percentage of the various types of investments which may be made by insurance companies and generally permit investments in qualified state, municipal, federal, and foreign government obligations, corporate bonds, preferred and common stock, real estate, and real estate first lien mortgages where the value of the underlying real estate exceeds the amount of the mortgage lien by certain required percentages.

The following table shows investment results for insurance operations for the periods indicated:


                                                                 Net
                                                              Unrealized
                Invested                       Realized      Appreciation
               Assets of           Net          Gains          Increase
  Calendar     Insurance       Investment    (Losses) on      (Decrease)
    Year       Operations      Income (A)    Investments          (B)

                                   (In thousands)


    1995     $  2,624,596        201,816        (2,415)        17,394
    1994        2,343,827        190,021         1,626         (1,942)
    1993        2,237,687        180,252         3,206           (395)
    1992        2,200,518        184,149        15,710            237
    1991        2,025,997        176,443         9,360            527

Notes to Table:

(A) Net investment income is after deduction of investment expenses, but before realized gains (losses) on investments and Federal income taxes.

(B) Unrealized appreciation, net of effects of deferred policy acquisition costs and taxes, relates only to those investment securities classified as available for sale.



The following table shows the percentage distribution of insurance operation investments:

                                               December 31,
                                1995     1994     1993     1991     1992


Securities held to maturity      62.6%    68.5%    79.9%    77.5%    77.1%
Securities available for sale    22.9     15.1      1.8      4.7      -
Mortgage loans                    7.3      8.1      8.4      8.1      7.8
Policy loans                      5.6      6.5      6.9      7.2      7.7
Other investments                 1.6      1.8      3.0      2.5      7.4

Totals                          100.0%   100.0%   100.0%   100.0%   100.0%



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

Regulations that affect the Company and the insurance industry are often the result of efforts by the National Association of Insurance Commissioners
(NAIC). The NAIC is an association of state insurance commissioners, regulators and support staff that acts as a coordinating body for the state insurance regulatory process. Recently, increased scrutiny has been placed upon the insurance regulatory framework, and certain state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance companies. The NAIC and state insurance regulators periodically re-examine existing laws and regulations, and recently have been specifically focusing on insurance company investments and solvency issues, statutory policy reserves, reinsurance, risk-based capital guidelines, and codification of prescribed statutory accounting principles.

Of particular importance, in 1993 the NAIC established new risk-based capital (RBC) requirements to help state regulators monitor the financial strength and stability of life insurers by identifying those companies that may be inadequately capitalized. Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold. The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments. The RBC formula takes into consideration four major areas of risk which are: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses mortality and morbidity risk; (iii) interest rate risk which involves asset/liability matching issues; and (iv) other business risks. The Company has calculated its RBC level and has determined that its capital and surplus is significantly in excess of the threshold requirements.

The RBC regulation developed by the NAIC is an example of its involvement in the regulatory process. New regulations are routinely published by the NAIC as model acts or model laws. The NAIC encourages adoption of these model acts by all states to provide uniformity and consistency among state insurance regulations.

Discontinued Brokerage Operations

General: The Westcap Corporation (Westcap), a wholly owned subsidiary of the Company, was a brokerage firm headquartered in Houston, Texas. Prior to July 17, 1995, Westcap provided investment products and financial services to a nationwide customer base. Its wholly owned subsidiaries include Westcap Securities Investment, Inc. (Westcap Investment), Westcap Securities Management, Inc. (Westcap Management), and Westcap Mortgage Company (Westcap Mortgage). Westcap Investment and Westcap Management own 100% of the partnership interests in Westcap Securities, L.P. (Westcap L.P.). Westcap L.P. was primarily a dealer in municipal and corporate bonds and collateralized mortgage obligations and a secondary market dealer in obligations issued or guaranteed by the U.S. government or its agencies. The limited partnership was subject to regulation by the Securities and Exchange Commission (SEC) and the National Association of Securities Dealers.

Plan to Cease Brokerage Operations: Effective July 17, 1995, The Westcap Corporation and subsidiaries discontinued all sales and trading activities
in its  Houston,  Texas,  office.   At  that  time, Westcap continued its
corporate operations and small sales operations in its New Jersey office. However, in September, 1995, Westcap approved a plan to close the remaining sales office in New Jersey and to cease all brokerage operations.

As more fully described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, declines in both sales revenues and earnings were the principal reasons for ceasing brokerage operations. The declines resulted primarily from adverse bond market conditions and adverse publicity about litigation. As a result of Westcap's decision to cease brokerage operations, the brokerage segment is now reported as discontinued operations throughout this report and in the accompanying financial statements.

In anticipation of an Order Instituting Public Administrative Proceedings, Making Findings and Imposing Remedial Sanctions (Order) being entered pursuant to Sections 15(b) and 19(h) of the Securities Exchange Act of 1934 by the Securities and Exchange Commission (Commission), on February 8, 1996, Westcap L.P. submitted an offer of settlement to the Commission whereby it consented, without admitting or denying the findings in the Order, to the entry of an Order of the Commission making findings, revoking Westcap L.P.'s registration with the Commission, and requiring payment to the Commission of
(i) $445,341 disgorgement, (ii) prejudgement interest of $83,879, and (iii) civil penalty of $300,000. Such an Order was entered by the Commission on February 14, 1996. In compliance with the Order, Westcap L.P. made payment to the Commission of $829,220 on March 5, 1996.

(b) Financial Information About Industry Segments

A summary of financial information for the Company's two industry segments follows:


                        Life     Discontinued
                     Insurance     Brokerage      Adjustments  Consolidated
                     Operations   Operations           (B)        Amounts
                                        (In thousands)

Gross revenues:
          1995      $  287,816         5,112  (A)     (5,693)       287,235
          1994         278,431        40,208  (A)    (41,881)       276,758
          1993         273,363       105,923  (A)   (107,579)       271,707

Net earnings
(losses):
          1995      $   35,634       (16,350)            -           19,284
          1994          37,172        (2,936)            -           34,236
          1993          34,892        21,832             -           56,724

Identifiable
assets:
          1995      $2,952,282         6,177             -        2,958,459
          1994       2,702,184       232,057         (19,187)     2,915,054
          1993       2,590,537       372,301         (21,787)     2,941,051

Notes to Table:

(A) These amounts are not reported as revenues in the accompanying consolidated financial statements, as the segment has been discontinued. Instead, gross revenues are reported net of expenses and taxes as a separate line item identified as discontinued operations. This reporting classification is used to clearly separate discontinued operations from continuing operations of the consolidated entity.

(B) These amounts include both consolidating eliminations and adjustments for reporting discontinued brokerage operations as described in note (A) above.

Additional information  concerning these  industry segments  is  included in
Item 1. (a).


(c) Narrative Description of Business

Included in Item 1.(a).

(d) Financial Information About  Foreign and Domestic  Operations and Export
Sales

Included in Item 1.(a).


                              ITEM 2. PROPERTIES


The Company leases approximately 72,000 square feet of office space in Austin, Texas, for $477,600 per year plus taxes, insurance, maintenance, and other operating costs. This lease expires in 2000.

The Company's brokerage subsidiary, The Westcap Corporation, leases its office facilities in Houston, Texas, under a lease which terminates in 1997. The total leased space is approximately 4,200 square feet. The annual lease costs will be approximately $74,000 and $35,000 in 1996 and 1997, respectively.


                           ITEM 3. LEGAL PROCEEDINGS

On March 28, 1994, the Community College District No. 508, County of Cook and State of Illinois (The City Colleges) filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against National Western Life Insurance Company (the Company) and subsidiaries of The Westcap Corporation. The suit seeks rescission of securities purchase transactions by The City Colleges from Westcap between September 9, 1993 and November 3, 1993, alleged compensatory damages, punitive damages, injunctive relief, declaratory relief, fees, and costs. National Western is named as a "controlling person" of the Westcap defendants. On February 1, 1995, the complaint was amended to add a RICO count for treble damages and claims under the Texas securities and consumer fraud laws, and to add additional defendants. Westcap and the Company are of the opinions that Westcap has adequate documentation to validate all such securities purchase transactions by The City Colleges, and that Westcap and the Company each have adequate defenses to the litigation. Although the alleged damages would be material to the Company's and Westcap's financial positions, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. A judicial ruling favorable to Westcap has been made requiring resolution of the suit against Westcap through binding arbitration. The lawsuit against the Company was suspended pending determination of the arbitration proceeding against Westcap. Arbitration proceedings are currently set to begin in August, 1996.

On February 1, 1995, the San Antonio River Authority (SARA) filed a complaint in the 285th Judicial District Court, Bexar County, Texas, against Kenneth William Katzen (Katzen), Westcap Securities, L.P., The Westcap Corporation (Westcap), and National Western Life Insurance Company (the Company). The suit alleges that Katzen and Westcap sold mortgage-backed security derivatives to SARA and misrepresented these securities to SARA. The suit alleges violations of the Federal Securities Act, Texas Securities Act, Deceptive Trade Practices Act, breach of fiduciary duty, fraud, negligence, breach of contract, and seeks attorney's fees. The Company is named as a "controlling person" of the Westcap defendants. Westcap and the Company are of the opinions that Westcap has adequate documentation to validate all securities purchases by SARA and that the Company and Westcap have adequate defenses to such suit. Although the alleged damages would be material to Westcap's financial condition, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The Company and Westcap have denied all allegations and the parties have initiated discovery. The case is set for trial on April 8, 1996.

On June 9, 1995, Charles McCutcheon, as Sheriff of Palm Beach County, Florida, served The Westcap Corporation, Westcap Securities, Inc., Westcap Government Securities, Inc., individual officers and directors of the Westcap entities, and National Western Life Insurance Company as defendants with a complaint filed in the U.S. District Court for the Southern District of Florida. The Complaint alleges that the Westcap entities improperly sold certain derivative securities to the Plaintiff and did not disclose the high risk of these securities to the Plaintiff, who suffered financial losses from the investments. The Company is sued as a "controlling person" of Westcap, and it is alleged that the Company is responsible and liable for the alleged wrongful conduct of Westcap. The suit seeks rescission of the investment transactions, alleged damages, punitive and exemplary damages, attorneys' fees, and injunction. On October 13, 1995, the U.S. District Judge ordered arbitration of Plaintiff's claims against the Westcap entities and stayed all proceedings pending outcome of the arbitration. Although the alleged damages would be material to Westcap's financial condition, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The Company and Westcap deny the allegations and believe they each have adequate defenses to such suit.

On July 5, 1995, San Patricio County, Texas, filed suit in the District Court of San Patricio County, Texas, against National Western Life Insurance Company (the Company) and its chief executive officer, Robert L. Moody. The suit arises from derivative investments purchased by San Patricio County from Westcap Securities, L.P. or Westcap Government Securities, Inc., affiliates of The Westcap Corporation, a wholly owned subsidiary of the
Company. The suit alleges that the Westcap affiliates were controlled by the Company and Mr. Moody and that they are responsible for the alleged wrongful acts of the Westcap affiliates in selling the securities to the Plaintiff. Plaintiff alleges that the Westcap affiliates violated duties and responsibilities owed to the Plaintiff related to its investment recommendations and the decisions made by Plaintiff, and alleges that the
Plaintiff was  financially damaged  by such  actions of  Westcap.   The suit
seeks rescission of the investment transactions and actual and punitive damages of unspecified amounts. Although the alleged damages would be material to Westcap's financial condition, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The Company believes that it has adequate defenses to such suit and denies the allegations. The parties have initiated discovery.

On September  13,  1995,  Michigan  South  Central    Power Agency  filed  a
complaint in The  United States District  Court for the  Western District of
Michigan against Westcap Securities Investment, Inc., Westcap Securities, L.P., Westcap Securities Management, Inc., The Westcap Corporation, National
Western Life Insurance Company (the  Company), and others.   The suit alleges
that salesmen of Westcap sold mortgage-backed securities to the Plaintiff and misrepresented these securities in violation of Federal and state
securities laws and common law.   The  Company  is named  as  a "controlling
person" of  the Westcap  defendants.   Westcap and  the  Company are  of the
opinions that they have adequate defenses to the suit. Although the alleged damages would be material to Westcap's financial condition, a reasonable estimate of any actual losses which may result from the suit cannot be made at this time. The Company and Westcap deny all allegations.

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

Although the alleged damages for all of the above-described suits and arbitration claims would be material to the financial positions of the Company and The Westcap Corporation, a reasonable estimate of actual losses which may result from any of these claims cannot be made at this time. Accordingly, no provision for any liability that may result from these actions has been recognized in the consolidated financial statements.

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


                        ITEM 4. SUBMISSION OF MATTERS TO A VOTE
                                  OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1995.



                                        PART II

                     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                            AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The principal market on which the common stock of the Company is traded is The Nasdaq Stock Market under the symbol NWLIA. The high and low sales prices for the common stock for each quarter during the last two years are shown in the following table:


                                            High              Low


          1995:  First Quarter          $      39            32
                 Second Quarter                44            34-3/4
                 Third Quarter                 59            43
                 Fourth Quarter                61            46-1/2

          1994:  First Quarter          $      48            37
                 Second Quarter                40-1/2        33-3/4
                 Third Quarter                 38            34-1/4
                 Fourth Quarter                38-1/4        30


(b) Equity Security Holders

The number of stockholders of record on December 31, 1995, was as follows:




            Class A Common Stock        6,839
            Class B Common Stock            2



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


                      ITEM 6. SELECTED FINANCIAL DATA

The following five-year financial summary includes comparative amounts taken from the audited financial statements. The results have been reclassified to reflect The Westcap Corporation as discontinued brokerage operations.


                                      Years Ended December 31,
                           1995       1994       1993      1992      1991
                              (In thousands except per share amounts)


Revenues:
Life and annuity       $    17,390       18,938       18,624       21,365          21,525
premiums
Universal life and
investment annuity
contract revenues           69,783       64,711       67,778       56,543          44,627
Net investment income      201,816      190,021      180,252      184,149         176,443
Other income                   661        1,462        1,847          616             848
Realized gains
(losses) on
investments                 (2,415)       1,626        3,206       15,710           9,360
Total revenues             287,235      276,758      271,707      278,383         252,803
Expenses:
Policyholder benfits        37,336       32,790       34,646       34,234          31,908
Amortization of
deferred policy
acquisition costs           33,675       32,131       33,159       25,085          16,852
Universal life and
investment annuity
contract interest          142,940      129,064      130,875      135,792         143,018
Other insurance
operating expenses          27,084       29,394       28,959       27,870          32,897
Total expenses             241,035      223,379      227,639      222,981         224,675
Federal income taxes        10,566       16,207       14,696       18,719           7,615
Earnings before
cumulative effect of
change in accounting
principle and
discontinued
operations                  35,634       37,172       29,372       36,683          20,513
Cumulative effect
of change in
accounting for
income taxes                   -            -          5,520          -            -
Earnings (losses)
from discontinued
operations                 (16,350)      (2,936)      21,832       26,728           5,245
Net earnings           $    19,284       34,236       56,724       63,411          25,758

Per Share:

Earnings before
cumulative effect
of change in
accounting
principle and
discontinued
operations             $    10.22         10.66         8.44        10.55           5.89
Cumulative effect
of change in
accounting for
income taxes                  -             -           1.58           -             -
Earnings (losses)
from discontinued
operations                  (4.69)        (0.84)        6.27          7.68          1.52
Net earnings           $     5.53          9.82        16.29         18.23          7.41


Total assets           $2,958,459     2,915,054    2,941,051     2,698,497     2,581,032

Total liabilities      $2,646,472     2,639,920    2,698,333     2,512,406     2,458,589

Stockholders'
equity                 $  311,987       275,134      242,718       186,091       122,443




                      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

National Western Life Insurance Company is a life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-three states and the District of Columbia. It also accepts applications from and issues policies to residents of Central and South American countries. These policies are accepted and issued in the United States and accounted for approximately 14% of the Company's total premium revenues, universal life, and investment annuity contract deposits in 1995. The primary products marketed by the Company are its universal life and single and flexible premium annuity products.

In addition to the life insurance business, the Company has a brokerage operations segment through its wholly owned subsidiary, The Westcap Corporation. However, during 1995 The Westcap Corporation closed its sales offices and approved a plan to cease all brokerage operations. Accordingly, the brokerage segment is now reported as discontinued operations throughout this report and in the accompanying financial statements.


INVESTMENTS IN DEBT AND EQUITY SECURITIES

Investment Philosophy

The Company's investment philosophy is to maintain a diversified portfolio of investment grade debt and equity securities that provide adequate liquidity to meet policyholder obligations and other cash needs. The prevailing strategy within this philosophy is the intent to hold investments in debt securities to maturity. However, the Company manages its portfolio, which entails monitoring and reacting to all components which affect changes in the price, value, or credit rating of investments in debt and equity securities.

Investments in debt and equity securities are classified and reported into the following categories: held to maturity, available for sale, and trading. The reporting category chosen for the Company's securities investments depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. At December 31, 1995, approximately 26% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

Securities the Company purchases with the intent to hold to maturity are classified as securities held to maturity. Because the Company has strong cash flows and matches expected maturities of assets and liabilities, the Company has the ability to hold the securities, as it would be unlikely that forced sales of securities would be required prior to maturity to cover payments of liabilities. As a result, securities held to maturity are carried at amortized cost less declines in value that are other than temporary. However, certain situations may change the Company's intent to hold a particular security to maturity, the most notable of which is a deterioration in the issuer's creditworthiness. Accordingly, a security may be sold to avoid a further decline in realizable value when there has been a significant change in the credit risk of the issuer. Securities that are held for current resale are classified as trading securities, as the intent is to sell them, producing a trading profit. The Company does not maintain a portfolio of trading securities.

Securities that are not classified as either held to maturity or trading securities are reported as securities available for sale. These securities may be sold if market or other measurement factors change unexpectedly after the securities were acquired. For example, opportunities arise when factors change that allow the Company to improve the performance and credit quality of the investment portfolio by replacing an existing security with an alternative security while still maintaining an appropriate matching of expected maturities of assets and liabilities. Examples of such improvements are as follows: improving the yield earned on invested assets, improving the credit quality, changing the duration of the portfolio, and selling securities in advance of anticipated calls or other prepayments. Securities available for sale are reported in the Company's financial statements at fair value. Any unrealized gains or losses resulting from changes in the fair value of the securities are reflected as a component of stockholders' equity.

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

Additional review procedures are performed on those fair value declines which are caused by factors other than market expectations regarding inflation and general interest rates. Specific conditions of the issuer and its ability to comply with all terms of the instrument are considered in the evaluation of the realizable value of the investment. Information reviewed in making this evaluation would include the recent operational results and financial position of the issuer, information about its industry, recent press releases, and other available data. If evidence does not exist to support a realizable value equal to or greater than the carrying value of the investment, such decline in fair value is determined to be other than temporary, and the carrying amount is reduced to its net realizable value. The amount of the reduction is reported as a realized loss.

The Company's overall conservative investment philosophy is reflected in the allocation of investments of its insurance operations which is detailed below as of December 31, 1995 and 1994. The Company emphasizes debt securities, with smaller holdings in mortgage loans and real estate than industry averages.


                                         Percent of Insurance
                                        Operations Investments
                                        1995              1994


Debt securities                         84.5 %            82.5 %
Mortgage loans                           7.3               8.1
Policy loans                             5.6               6.5
Equity securities                        1.0               1.1
Real Estate                              0.7               0.8
Other                                    0.9               1.0

Totals                                 100.0 %           100.0 %


Portfolio Analysis

At December 31, 1995, securities held to maturity totaled $1.643  billion, or
62.6% of total  invested assets.   The  fair value  of these  securities was
$1.726 billion, which reflects gross unrealized gains of $83 million. The unrealized gains within this portfolio result from decreases in market
interest rates during  1995.   The unrealized  gains have  no effect  on the
Company's financial statements, as securities held to maturity are recorded at amortized cost.

Securities available for sale totaled $601 million at December 31, 1995, or 22.9% of total invested assets. Equity securities, which are included in securities available for sale, continue to be a small component of the Company's total investment portfolio totaling only $26 million. Securities available for sale are reported in the accompanying financial statements at fair value, with changes in values reported as a separate component of stockholders' equity. Net unrealized gains, net of adjustments for deferred policy acquisition costs and Federal income taxes, on securities in the available for sale category at December 31, 1995, totaled $12 million and are reflected as a component of stockholders' equity.

As described in the notes in the accompanying financial statements, on July 31, 1994, the Company transferred securities with fair values totaling $805 million from securities available for sale to securities held to maturity. On December 29, 1995, the Company made additional transfers totaling $156 million to the held to maturity category from securities available for sale. The lower holdings of securities available for sale significantly reduces the Company's exposure to equity volatility while still providing securities for liquidity and asset/liability management purposes. The transfers to held to maturity in 1994 and 1995 resulted in locking in net unrealized gains which require subsequent amortization and had the following effects on stockholders' equity:


                                             Net Unrealized Gains (Losses)
                                                    as of December 31,
                                                  1995              1994
                                                      (In thousands)


Beginning unamortized gains
from transfers                             $          941                -

Net unrealized gains related to
transfer of securities from
available for sale to held
to maturity                                         3,159             1,380
Amortization of net unrealized
gains related to transferred
securities                                           (931)             (439)

                                                    2,228               941

Ending unamortized gains
from transfers                             $        3,169               941


On December 29, 1995, the Company also transferred securities totaling $284 million to the available for sale category from securities held to maturity. This transfer resulted in an increase to stockholder's equity of $4,266,000 as of December 31, 1995, net of effects of deferred policy acquisition costs and taxes. This transfer was made to restructure the Company's portfolio to
provide  increased  flexibility  for  both   portfolio  and  asset/liability
management.  Accounting principles typically do not allow transfers from the
held to maturity  category to the  available for sale   category except under
certain prescribed circumstances. However, in 1995 the Financial Accounting Standards Board permitted a one-time reassessment by companies of their securities classifications and allowed transfers out of the held to maturity category without regard to the prescribed circumstances. The reassessment and any resulting transfers had to be completed by December 31, 1995.

The Company maintains a diversified debt securities portfolio which consists of various types of fixed income securities including primarily U.S. government, public utilities, corporate, and mortgage-backed securities. Investments in mortgage-backed securities include U.S. government and private issue mortgage-backed pass-through securities as well as collateralized mortgage obligations (CMOs). As of December 31, 1995 and 1994, the Company's debt securities portfolio consisted of the following mix of securities based on amortized cost:


                                                       Percent of
                                                    Debt Securities
                                                1995              1994


Mortgage and asset-backed securities             40.6 %            47.6 %
Corporate                                        40.3              32.5
Public utilities                                 12.9              14.5
Foreign government                                2.2               1.3
States and political subdivisions                 2.2               2.5
U.S. government                                   1.8               1.6

Totals                                          100.0 %           100.0 %


The amortized cost and estimated fair values of investments in debt securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                 Amortized           Fair
                                                   Cost              Value
                                                       (In thousands)


Due in one year or less                   $         8,205             8,264
Due after one year through five years             109,919           112,928
Due after five years through ten years            853,549           898,249
Due after ten years                               323,043           352,239
                                                1,294,716         1,371,680

Mortgage-backed securities                        885,223           929,723

Totals                                    $     2,179,939         2,301,403


Because expected maturities of securities may differ from contractual maturities due to prepayments and calls, the Company takes steps to manage and minimize such risks. In previous years, the Company has experienced increased calls, particularly in the public utilities portfolio. As a result, the Company has been increasing its holdings in noncallable corporate securities. Corporate holdings as a percentage of the entire portfolio increased from 32.5% in 1994 to 40.3% in 1995.

The Company's holdings of mortgage-backed securities are also subject to prepayment risk, as well as extension risk. Both of these risks are addressed by specific portfolio management strategies. The Company substantially reduced both prepayment and extension risks by investing primarily in collateralized mortgage obligations which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I (PAC I) CMOs, are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

PAC I CMOs now account for approximately 90% of the total CMO portfolio as of
December 31, 1995.   The  CMOs that  the Company  purchases are  modeled and
subjected to detailed,  comprehensive analysis  by the  Company's investment
staff before any investment decision is made.   The overall structure of the
entire CMO is evaluated, and an average life sensitivity analysis is performed on the individual tranche being considered for purchase under
increasing and decreasing interest  rate scenarios.   This analysis provides
information used in selecting securities that fit appropriately within the Company's investment philosophy and asset/liability management parameters. The Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension, and credit risks.

In addition to managing prepayment, extension, and call risks, the Company continues to concentrate on improving the credit quality of its investments in debt securities. Much attention is often placed on a company's holdings of below investment grade debt securities, as these securities generally have greater default risk than higher rated corporate debt. These issuers usually have high levels of indebtedness and are more sensitive to adverse industry or economic conditions than are investment grade issuers. The Company's small holdings of below investment grade debt securities are summarized as follows:


                                         Below Investment
                                       Grade Debt Securities
                                                              % of
                              Carrying       Market         Invested
                               Value          Value          Assets
                                          (In thousands)


December 31, 1995          $     14,244         14,567            0.5%

December 31, 1994          $     31,861         28,670            1.4%

December 31, 1993          $     24,261         24,223            1.1%


The level of investments in debt securities which are in default as to principal or interest payments is indicative of the Company's minimal holdings of below investment grade debt securities. At December 31, 1995 and 1994, securities with principal balances totaling $3,575,000 and $2,415,000 were in default and on non-accrual status.

The Company's commitment to high-quality investments in debt securities is also reflected by the portfolio average rating of "Aa," which is high quality. Allocation of investments in debt securities classified in accordance with the highest rating by a nationally recognized statistical rating organization as of December 31, 1995, is provided below. If securities were not rated by one of these organizations, the equivalent classification as assigned by the National Association of Insurance Commissioners was used.



                                                 Percent of
                                               Debt Securities


Aaa and U.S. government                                43.0 %
Aa                                                      4.3
A                                                      29.1
Baa                                                    22.4
Ba and other below investment grade                     0.7
Not rated                                               0.5

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

The Company seeks to minimize the credit and default risk in its mortgage loan portfolio through strict underwriting guidelines and diversification of
underlying property types and geographic  locations.   In  addition to being
secured by the property, mortgage loans with leases on the underlying property are often guaranteed by the lessee, in which case the Company
approves the  loan  based  on  the credit  strength  of  the  lessee.   This
approach, implemented in 1991, has significantly improved the quality of the Company's mortgage loan portfolio and reduced defaults.

The Company's  level  of  mortgage loan  originations  declined  in 1995  to
approximately $18 million.   This is in comparison  to originations totaling
$30 million  and  $33  million  in  1994  and  1993, respectively.    Market
conditions in 1995 included a decreasing interest rate environment and increasing competition. As a result, mortgage loan originations declined in 1995, as the Company has maintained its strict underwriting policies and its commitment to quality loans.

The Company's direct investments in real estate are not a significant portion of its total investment portfolio, and the majority of real estate owned was acquired through mortgage loan foreclosures. However, the Company is also currently participating in several real estate joint ventures and limited partnerships. The joint ventures and partnerships invest primarily in income-producing retail properties. While not a significant portion of the Company's investment portfolio, these investments have produced favorable returns to date. The Company has no current plans to significantly increase its investments in real estate in the foreseeable future.

Portfolio Analysis

The Company held net investments in mortgage loans totaling $191,674,000 and $189,632,000, or 7.3% and 8.1% of total invested assets, at December 31, 1995 and 1994. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

The diversification of the mortgage loan portfolio by geographic region of the United States and by property type as of December 31, 1995 and 1994, was as follows:


                                               December 31,
                                         1995              1994


West South Central                        54.0 %           55.8 %
Mountain                                  12.9             12.2
Pacific                                    9.4              9.7
South Atlantic                             9.2              8.4
East South Central                         4.3              4.5
East North Central                         3.9              2.9
All Other                                  6.3              6.5

Totals                                   100.0 %          100.0 %


                                              December 31,
                                         1995              1994


Retail                                    67.0 %           64.6 %
Office                                    15.9             16.8
Hotel/Motel                                8.3              7.6
Apartment                                  3.1              4.5
Industrial                                 0.6              0.7
Residential                                0.4              0.4
Other Commercial                           4.7              5.4

Totals                                   100.0 %          100.0 %


As of December 31, 1995, the allowance for possible losses on mortgage loans
was  $5,668,000.    Additions  to  the   allowance  totaling  $307,000  were
recognized as realized losses on investments in the Company's 1994 financial
statements.  No additions were  made in 1995.   Management believes that the
allowance for possible losses is adequate. However, while management uses available information to recognize losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the West South Central region which includes Texas, Louisiana, Oklahoma, and Arkansas, as this area contains the highest concentrations of the Company's mortgage loans.

The Company currently places all loans past due three months or more on non-accrual status, thus recognizing no interest income on the loans. At December 31, 1995 and 1994, the Company had approximately $202,000 and $2,292,000, respectively, of mortgage loan principal balances on non-accrual status. In addition to the non-accrual loans, the Company had mortgage loan principal balances with restructured terms totaling approximately $13,355,000 and $13,123,000 at December 31, 1995 and 1994, respectively.
For the years ended December 31, 1995 and 1994, the reductions in interest income due to non-accrual and restructured mortgage loans were not significant.

The contractual maturities of mortgage loans at December 31, 1995, are as follows:



                                                                Principal
                                                                   Due
                                                             (In thousands)


Due in one year or less                                     $        10,128
Due after one year through five years                                32,494
Due after five years through ten years                              121,509
Due after ten years through fifteen years                            26,379
Due after fifteen years                                               7,484

Total                                                       $       197,994


The Company owns real estate that was acquired through foreclosure and through direct investment totaling approximately $19,066,000 and $17,766,000 at December 31, 1995 and 1994, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized operating income on these properties of approximately $404,000 for the year ended December 31, 1995, and operating losses of approximately $62,000 for the year ended December 31, 1994. The Company does not anticipate significant changes in these operating results in the near future.

The Company monitors the conditions and market values of these properties on a regular basis. Realized losses recognized due to declines in values of properties totaled $882,000 and $318,000 for the years ended December 31, 1995 and 1994, respectively. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed.


RESULTS OF OPERATIONS

Summary of Consolidated Operations

A summary of operating results, net of taxes, for the years ended December 31, 1995, 1994, and 1993 is provided below:


                                           Years Ended December 31,
                                       1995           1994          1993
                                     (In thousands except per share data)


Revenues:
Insurance revenues excluding
realized gains (losses)
on investments                    $     289,650       275,132       268,501
Realized gains (losses)
on investments                           (2,415)        1,626         3,206
Total revenues                    $     287,235       276,758       271,707

Earnings:

Earnings from insurance
operations                        $      37,203        36,115        27,288
Earnings (losses) from
discontinued
brokerage operations                    (16,350)       (2,936)       21,832
Net realized gains (losses)
on investments                           (1,569)        1,057         2,084
Cumulative effect of change
in accounting
for income taxes                            -             -           5,520
Net earnings                      $      19,284        34,236        56,724

Earnings Per Share:
Earnings from insurance
operations                        $       10.67         10.36          7.84
Earnings (losses) from
discontinued brokerage
operations                                (4.69)        (0.84)         6.27
Net realized gains (losses)
on investments                            (0.45)         0.30          0.60
Cumulative effect of change
in accounting
for income taxes                            -             -            1.58
Net earnings                      $        5.53          9.82         16.29


Significant changes and fluctuations in income and expense items between years are described in detail for insurance and brokerage operations as follows:

Insurance Operations

Insurance Operations Net Earnings: Earnings from insurance operations for the year ended December 31, 1995, were $37,203,000 compared to $36,115,000 for 1994. However, 1995 earnings include a $5.7 million tax benefit resulting from the Company's subsidiary brokerage losses. Earnings for 1994 include a comparable $2.9 million tax benefit. The tax benefits were recognized in accordance with the Company's tax allocation agreement with its subsidiaries. Excluding the tax benefits, earnings from insurance operations for 1995 were down $1.7 million from 1994 due primarily to higher life insurance benefit claims and other policy and contract related expenses. The higher claims and policy related expenses were partially offset by lower insurance operating expenses relating to state guaranty association assessments.

Life and Annuity Premiums: This revenue category represents the premiums on traditional type products. However, sales in most of the Company's markets currently consist of non-traditional types such as universal life and investment annuities. The Company's current plans are to continue to focus the majority of its product development and marketing efforts on universal life and investment annuities. As a result, no significant growth is anticipated for these premiums in the near future.

Universal Life and Investment Annuity Contract Revenues: These revenues are from the Company's non-traditional products, which are universal life and investment annuities. Revenues from these types of products consist of policy charges for the cost of insurance, policy administration fees, and surrender charges assessed during the period. These revenues decreased from $67.8 million in 1993 to $64.7 million in 1994 and then increased to $69.8
million  in   1995.     More   specifically,  cost   of   insurance,  policy
administration fees, and other related revenues have steadily increased each year due to continued sales of non-traditional products which continue to
increase the  Company's  policies  in  force.    However,  surrender  charge
revenues  were  significantly  higher  in  1993   due  to  increased  policy
surrenders.  This  accounts for  the majority of  the decrease  in universal
life and investment  annuity contract  revenues in  1994.   Overall revenues
were up in 1995 due to increases in cost of insurance and other related revenues as previously described, even though surrender charge revenues were not up significantly from 1994 and remained substantially below 1993 levels.

Actual universal life and investment annuity deposits collected for the years ended December 31, 1995, 1994, and 1993 are detailed below. Deposits collected on these non-traditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                             Years Ended December 31,
                                         1995         1994          1993
                                                 (In thousands)


Investment annuities               $     309,971      157,622        86,700
Universal life insurance                  68,464       64,760        67,060

Totals                             $     378,435      222,382       153,760



Prior to 1993, most of the Company's  investment annuity production was from
the sale of  two-tier annuity products.   However,  in the third  quarter of
1992, the  Company  discontinued  sales of  all  two-tier  annuities due  to
declines  in  sales  and  certain   regulatory  issues  concerning  two-tier
products.   The  Company has  continued  to collect  additional  premiums on existing two-tier annuities, which accounts for  the majority of the deposits
for investment  annuities  in  1993.   The  vast  majority  of the  two-tier
annuities were sold by a single independent marketing organization.

Subsequent to discontinuing the two-tier annuity sales, the Company set goals to not only develop new annuity products to replace the lost two-tier production, but to diversify and strengthen distribution channels to avoid
dependence on its primary  independent marketing organization.   The Company
achieved this by developing new annuity products in 1994 and by contracting new marketing organizations with extensive experience, financial resources,
and success  in  marketing  annuities.   The  combination  of new  products,
primarily a single premium deferred annuity, and new marketing organizations started to produce results in the latter half of 1994 as annuity production
began to increase  significantly.   This increased production  has continued
into 1995 with annuity deposits increasing from $158 million in 1994 to $310 million in 1995, reflecting a 97% increase.

The majority of the Company's universal life insurance production is from the international market, primarily Central and South American countries. The Company has seen increased competition in the Central and South American market in recent years causing production growth to slow. However, the Company has been accepting policies from foreign nationals for almost thirty years and has developed strong relationships with carefully selected brokers in the foreign countries. This experience and strong broker relations have enabled the Company to meet the increased competition with new product enhancements and marketing efforts. Such efforts have resulted in increased universal life production once again in 1995. Deposits for universal life for both international and domestic markets are up 5.7% in 1995 from $64.8 million in 1994 to $68.5 million in 1995.

Net Investment Income: During 1995, net investment income increased 6.2% from 1994 while total invested assets increased 12.0% for the same period. The increase in invested assets was primarily due to the increased annuity production as previously described. The growth in net investment income lagged the growth in invested assets for several reasons. Interest rates declined significantly throughout 1995, resulting in investments in lower yielding securities. Also, net investment income was up significantly in 1994 due to yield and amortization adjustments on mortgage-backed securities as more fully described below. There were no significant corresponding adjustments in 1995.

Net investment income increased 5.4% from $180.3 million in 1993 to $190.0 million in 1994. Net investment income was up primarily due to yield and amortization adjustments on mortgage-backed securities and increases in invested assets. The yield and amortization adjustments were made in accordance with Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." The adjustments are made to reflect changes in mortgage-backed securities prepayment levels, caused by changes in market interest rates, which affect average lives, yields, and amortization periods of the securities.

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

Realized Gains and Losses on Investments: The Company recorded realized losses totaling $2.4 million in 1995 compared to realized gains of $1.6 million and $3.2 million in 1994 and 1993, respectively. The losses in 1995 were primarily from sales of investments in debt securities, the majority of which were from the Company's remaining investments in principal exchange rate linked securities. The Company made the decision to realize these losses to obtain tax benefits related to the losses which were scheduled to expire on December 31, 1995. The gains and losses in 1995, 1994, and 1993 are net of write-downs on real estate and mortgage loans totaling $882,000, $625,000, and $3,360,000, respectively. The 1993 gains are also net of write-downs for permanent impairments on investments in debt securities totaling $6,329,000.

Life  and  Other  Policy  Benefits:     Expenses  in  1995   and  1993  were
significantly higher at $39.8 million and $36.3 million than 1994 expenses which totaled only $32.1 million. The significant fluctuation in expenses is due to higher life insurance benefit claims and high policy surrenders on
traditional insurance  products  in  both 1995  and  1993.   Life  insurance
benefit claims, which accounted for the majority of the fluctuation, totaled $24.6 million, $19.1 million, and $21.3 million in 1995, 1994, and 1993,
respectively.   The  1995 and  1993  expenses were  abnormally  high due  to
adverse claims  experience.    Throughout  the  Company's  history,  it  has
experienced both periods of higher and lower benefit claims in comparison to Company averages. Years 1995 and 1993 reflect such periods, as benefits were
significantly higher.    Such  deviations  are  not  uncommon  in  the  life
insurance industry and, over extended periods of time, tend to be offset by periods of more favorable claims experience.

Amortization of  Deferred  Policy  Acquisition  Costs:   This  expense  item
represents the  amortization  of the  costs  of acquiring  or  producing new
business, which consists primarily  of agents' commissions.   The majority of
such costs are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted
by the level of  policy surrenders.   Amortization for 1995,  1994, and 1993
has been relatively consistent at $33.7 million, $32.1 million, and $33.2 million, respectively. The higher amortization in 1995 and 1993 correlates to increased policy surrenders in those years.

Universal Life and  Investment Annuity  Contract Interest:   Prior  to 1995,
interest expense declined steadily as amounts totaled $129.1 million, $130.9
million, and  $135.8 million  for 1994, 1993, and  1992, respectively.   This
decline was due to the lowering of credited interest rates on most universal
life and  investment annuity  products throughout  these years.   Additional
interest costs related to increasing business was not significant, as the policy liabilities remained relatively constant over those years. However,
in  the  latter  part   of  1994,  annuity  production   began  to  increase
significantly, which  continued  through  1995.    This increase  in  annuity
deposits resulted  in  corresponding  increases  in  policy liabilities  and
significantly higher  interest  costs  in 1995.    Also,  the Company's  new
annuity products typically credit significantly higher interest rates in the first policy year, again resulting in higher 1995 interest costs.

The Company closely monitors its credited interest rates, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. Rates are established or adjusted after careful consideration and evaluation of these factors against established objectives.

Other Insurance Operating Expenses:   These expenses  totaled $27.1 million,
$29.4 million, and $29.0 million for 1995, 1994, and 1993, respectively. Although these expenses are relatively comparable between years, these amounts include significant expenses for guaranty association assessments.

National Western Life Insurance Company is subject to state guaranty association assessments in all states in which it is licensed to do business. These associations generally guarantee certain levels of benefits
payable to resident  policyholders of  insolvent insurance companies.   Most
states allow premium tax credits for all or a portion of such assessments, thereby allowing potential recovery of these payments over a period of
years.  However,  several states do  not allow  such credits.   In December,
1995 and 1994, the National Organization of Life and Health Insurance Guaranty Associations published revised assessment data on nationwide life and health insurance company insolvencies. Based on this information, the Company revised its estimates for assessment liabilities relating to such insolvencies. The Company will continue to monitor and revise its estimates for assessments as additional information becomes available, which could
result in additional  expense charges.   Other insurance  operating expenses
related to state guaranty association assessments totaled $2,371,000, $4,869,000, and $4,583,000 for the years ended December 31, 1995, 1994, and
1993, respectively. The lower assessment expenses in 1995 are the primary reason for the lower overall insurance operating expenses for the same period.

Discontinued Brokerage Operations

Effective July 17, 1995, The Westcap Corporation, a wholly owned brokerage subsidiary of National Western Life Insurance Company, discontinued all
sales and trading activities  in its Houston,  Texas, office.   At that time,
The Westcap  Corporation (Westcap)  continued its  corporate  operations and
small sales operations  in its  New Jersey office.   However,  in September,
1995, Westcap approved a plan to close the remaining sales office in New Jersey and to cease all brokerage operations.

Declines in both sales revenues and earnings were the principal reasons for ceasing operations. Increasing market interest rates and resulting adverse bond market conditions during 1994 and 1995 compared to previous years had a negative impact on the entire bond brokerage industry. These conditions, coupled with adverse publicity about litigation related to sales of collateralized mortgage obligation (CMO) products, led to the declines in sales and earnings. The publicity surrounding these claims made it extremely difficult to keep Westcap's customer base and sales force in place. Additionally, because much publicity characterizes CMOs as derivatives, adverse publicity about derivatives impacted the market for CMOs and decreased Westcap's prospects for future sales.

In connection with the plan to cease brokerage operations, Westcap's assets are being carried at their estimated fair value, and its liabilities include estimated costs to dispose of assets and estimated future costs to cease operations. As a result of the plan and in accordance with generally accepted accounting principles, the assets and liabilities of Westcap have been reclassified in the accompanying consolidated balance sheets to separately identify them as assets and liabilities of the discontinued operations.

In previous years, Westcap has contributed significantly to the consolidated earnings of National Western Life Insurance Company. However, more recently, brokerage operations have produced losses due to the reasons cited above. A summary of net earnings and losses from brokerage operations since 1992 is provided below.



                                   Amounts in              Per
                                   Thousands              Share


Years ended December 31:
     1995                  $         (16,350)     $         (4.69)
     1994                             (2,936)               (0.84)
     1993                             21,832                 6.27
     1992                             26,728                 7.68


Losses from the discontinued brokerage operations have been reflected separately from continuing operations of the Company in the accompanying consolidated financial statements. The 1995 losses disclosed above include estimated future operating losses as well as estimated costs to cease brokerage operations totaling $6,381,000 and have resulted in the complete write-off of the Company's investment in Westcap on a consolidated basis.

Consolidated Federal Income Taxes

Federal Income Taxes: Federal income taxes for 1995 on earnings from continuing operations reflect an effective tax rate of 23%. The 1995 taxes are lower than the expected statutory rate of 35% due to a $5.7 million tax benefit resulting from the Company's subsidiary brokerage losses. Correspondingly, losses on discontinued operations for 1995 totaling $16,350,000 do not include any tax benefits relating to the brokerage subsidiary. This tax reporting treatment is in accordance with the Company's tax allocation agreement with its subsidiaries. However, on a consolidated basis, the Federal income taxes reflect the expected effective tax rate of 35% for 1995.

Federal income taxes for 1994 on earnings from continuing operations also reflect a low effective tax rate, as such taxes also include a tax benefit totaling $2.9 million resulting from the Company's subsidiary brokerage
losses.   Losses on  discontinued  operations for  1994  totaling $2,936,000
include Federal  income  taxes  of $2,983,000.    Again,  the tax  reporting
treatment is in accordance with the tax allocation agreement previously described, and on a consolidated basis, Federal income taxes reflect an effective tax rate of 35% for 1994.

The Federal corporate tax rate was increased from 34% to 35% beginning in 1993. The total increase in 1993 Federal income taxes resulting from the change in rates was approximately $1,018,000.

Cumulative Effect of Change in Accounting for Income Taxes: In February, 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income
Taxes." SFAS No. 109 requires a change from the deferred method of accounting for income taxes of Accounting Principles Board Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company adopted SFAS No. 109 effective January 1, 1993. The cumulative effect of this change in accounting for income taxes of $5,520,000 was determined as of January 1, 1993, and is reported separately in the statement of earnings for the year ended December 31, 1993.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The liquidity requirements of the Company are met primarily by funds provided from operations. Premium deposits and revenues, investment income, and investment maturities are the primary sources of funds, while investment
purchases and  policy  benefits are  the  primary uses  of  funds.   Primary
sources of liquidity to meet cash needs are the Company's securities available for sale portfolio, net cash provided by operations, and bank line of credit. The Company's investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.
The Company may also borrow up to $60 million on its bank line of credit for short-term cash needs.

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

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $99 million, $117 million, and $136 million in 1995, 1994, and 1993, respectively. Lower earnings from brokerage operations is the primary reason for the decrease in cash flows in 1995 and 1994. Additionally, net cash flows from the Company's deposit product operations, which includes universal life and investment annuity products, totaled $99 million in 1995. These operations incurred net cash outflows in 1994 and
1993 totaling $17 million  and $99 million, respectively.   The increase in
cash flows in 1995 is due to increased annuity production as previously described in "Results of Operations." The Company expects this increased annuity production will continue through 1996, thereby enhancing cash flows.

The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $69 million, $133 million, and $486 million in 1995, 1994, and 1993, respectively. The Company again expects significant cash flows from these sources in 1996 at levels similar to 1995 and 1994.

Capital Resources

The Company relies on stockholders' equity for its capital resources, as there has been no long-term debt outstanding in 1995 or recent years. The Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 1996.

Stockholders' equity totaled $312 million at December 31, 1995, reflecting an increase of $37 million from 1994. The increase in capital is primarily from net earnings of $19 million and the change in net unrealized gains on investment securities totaling $17 million in 1995. The decrease in market interest rates during 1995 resulted in the significant increase in unrealized gains. Book value per share at December 31, 1995, was $89.36, reflecting a 13% increase for the year.


CHANGES IN ACCOUNTING PRINCIPLES

In January, 1995, the FASB issued SFAS No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts." Also, the AICPA has established accounting for certain participating life insurance contracts of mutual life insurance enterprises in its Statement of Position (SOP) 95-1, "Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises," that should be applied to those contracts that meet the conditions in this statement. This statement also permits stock life insurance enterprises to apply the provisions of the SOP to participating life insurance contracts that meet certain conditions. SFAS No. 120 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Due to the Company's small level of participating life insurance contracts, this statement will have no significant effects on the Company's financial statements.

The FASB issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," in March, 1995. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less costs to sell.

The Company's real estate investments are the only significant assets that will be subject to this statement. As the Company already records foreclosed real estate at the lower of cost or fair value less estimated costs to sell, the implementation of this statement will not have a significant effect on the Company's financial statements. The statement will be implemented in the first quarter of 1996.

In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to measure compensation cost for plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to continue applying the accounting methods in Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, fair value is determined using an option pricing model that takes into account various information and assumptions regarding the Company's stock and options. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

The Company anticipates that it will continue to apply the accounting methods prescribed by Opinion 25 for its existing stock and incentive plan. Therefore, the implementation of this statement will not affect the Company's results of operations. However, as required by this statement, disclosure information will be provided in the Company' financial statements reflecting costs that would have been recorded under the fair value based method. The statement will be implemented in 1996.


CURRENT REGULATORY ISSUES

Actuarial Guideline 33

In December, 1995, the National Association of Insurance Commissioners adopted for statutory accounting practices Actuarial Guideline 33, previously referred to as Actuarial Guideline GGG. This reserve guideline, which has not been adopted by any states at this time, helps define the minimum reserves for policies with multiple benefit streams, such as two-tier annuities.

As of December 31, 1995, the Company's statutory reserving practices for two-tier annuities follow an agreement reached in 1993 with its state of domicile, Colorado. This agreement requires the Company to phase-in a different reserve basis by the end of 1996. The agreement states the acceptable difference between the target reserve and the statutory reserve held by the Company will meet the following schedule:



          December 31, 1995             $5,000,000
          December 31, 1996                  -


The Company has met the above scheduled difference for December 31, 1995. However, in 1995, the Company entered into discussions with the Colorado Division of Insurance (the Division) to implement Actuarial Guideline 33 and to phase it in over a three-year period as allowed by the guideline. In
January, 1996, the Division approved the proposal for this three-year phase-in. The effect on the Company's statutory financial statements will not be significant, since the previous agreement with the Division was
similar to the  final guideline.   Also, the  guideline does  not affect the
Company's policy reserves which are prepared under generally accepted accounting principles as reported in the accompanying consolidated financial statements.

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

There continues to be some public pressure for insurance companies to publish their RBC ratios or levels. However, the legality of publishing such information is uncertain. The American Institute of Certified Public Accountants (AICPA) released an exposure draft of a Statement of Position
(SOP) which included requirements that insurance companies disclose certain information about their RBC levels. This requirement was deleted from the final SOP version due to questions raised about the legality of such disclosures. Instead, the AICPA decided to consider a separate SOP at a later date on RBC disclosures, after the legal issues are resolved. Due to these unanswered legal issues, the Company has chosen not to publish its RBC ratios or levels. However, the Company's current statutory capital and surplus is significantly in excess of the threshold RBC requirements.


            ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is reported in Attachment A beginning on page ____. See Index to Financial Statements and Schedules on page ___ for a list of financial information included in Attachment A.


           ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in auditors or disagreements with auditors which are reportable pursuant to Item 304 of Regulation S-K.



                                  PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) Identification of Directors

The following information as of January 31, 1996, is furnished with respect to each director. All terms expire in June of 1996.



                       Principal Occupation During Last          First
Name of Director        Five Years and Directorships            Elected    Age


Robert L. Moody        Chairman of the Board and Chief           1964       60
(1) (3) (4) (5)        Executive Officer of the Company;
                       Investments, Galveston, Texas

Ross R. Moody          President and Chief Operating             1981       33
(1) (3)                Officer of the Company,
                       4/92-present; Vice President  -
                       Office of the President of
                       the Company, 4/91 - 4/92
                       Austin, Texas

Arthur O. Dummer       President, The Donner Company             1980       62
(1) (2) (3)            Salt Lake City, Utah

Harry L. Edwards       Retired; Former President and Chief       1969       74
                       Operating Officer of the Company
                       until 7/90, Austin, Texas

E. Douglas McLeod      Director of Development, Moody            1979       54
(4)                    Foundation, Galveston, Texas

Charles D. Milos, Jr.  Senior Vice President of the              1981       50
(1) (3)                Company, Galveston, Texas

Frances A. Moody       Investments, Dallas, Texas,               1990       26
(4)                    1992 - present; Student, Southern
                       Methodist
                       University, Dallas, Texas,
                       1987-1992

Russell S. Moody       Investments, Austin, Texas                 1988      34
(4)

Louis E. Pauls, Jr.    President, Louis Pauls & Company;          1971      60
(2)                    Investments, Galveston, Texas

E. J. Pederson         Executive Vice President,                  1992      48
(2)                    The University of Texas
                       Medical Branch, Galveston,
                       Texas


(1) Member of  Executive Committee;   (2)  Member of  Audit Committee;   (3)
Member of Investment Committee; (4) Director of American National Insurance Company of Galveston, Texas; (5) Director of The Moody National Bank of G alveston, Texas.



Family relationships among the directors are: Mr. Robert Moody and Mr. McLeod are brothers-in-law and Mr. Robert Moody is the father of Ms. Frances Moody, Mr. Ross Moody, and Mr. Russell Moody.

(b) Identification of Executive Officers

The following is a list of the Company's executive officers, their ages, and their positions and offices as of January 31, 1996.




Name of Officer          Age          Position (Year elected to position)


Robert L. Moody           60    Chairman of the Board and Chief Executive
                                Officer (1964-1968, 1971-1980, 1981), Director

Ross R. Moody             33    President and Chief Operating Officer (1992),
                                Director

Robert L. Busby, II       58    Senior Vice President  - Chief Administrative
                                Officer, Chief Financial Officer and
                                Treasurer (1992)

Charles P. Baley          57    Senior Vice President - Data Processing
                                (1990)

Richard M. Edwards        43    Senior Vice President - International
                                Marketing (1990)

Paul D. Facey             44    Senior Vice President - Chief Actuary (1992)

Charles D. Milos, Jr.     50    Senior Vice President - Investment  Analyst
                                (1990), Director

Arthur W. Pickering       54    Senior Vice President - Domestic Marketing
                                (1994)

Patricia L. Scheuer       44    Senior Vice President -  Chief Investment
                                Officer (1992)

Larry D. White            50    Senior Vice President - Policyowner Services
                                (1990)

Robert J. Antonowich      49    Vice President - Marketing (1995)

Carol Jackson             60    Vice President - Human Resources (1990)

Vincent L. Kasch          34    Vice President - Controller and Assistant
                                Treasurer (1992)

James A. Kincl            66    Vice President - Salary Savings (1986)

Doris Kruse               50    Vice President - Policy Benefits (1990)

James R. Naiser           53    Vice President - Systems Development (1984)

James P. Payne            51    Vice President - Secretary (1994)

Al R. Steger              53    Vice President - Risk Selection (1992)

B. Ben Taylor             53    Vice President - Actuarial Services (1990)


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

Mr. Antonowich was Regional Vice President of Security Life of Denver Insurance Company from 1982 to 1991. From 1991 to December, 1993, he was Vice President, Marketing, of Guarantee Mutual Life Company, and from 1994 to June, 1995, he was Senior Vice President, Sales, of Lamar Life Insurance Company.

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

In January, 1994, a United States District Court Judge vacated and withdrew the judgment which had been entered in Case No. H-86-4269, W. Steve Smith, Trustee vs. Shearn Moody, Jr., et al, United States District Court for the
Southern District  of  Texas.    The  Judge  also  dismissed the  case  with
prejudice. The judgment had been entered against Robert L. Moody and The Moody National Bank of Galveston, of which he was Chairman of the Board. Robert L. Moody is also Chairman of the Board of National Western Life
Insurance Company.   The case  arose out of  complex bankruptcy  and related
proceedings  involving  Robert   L.  Moody's  brother,   Shearn  Moody,  Jr.
Subsequently, a global settlement of Shearn Moody, Jr.'s bankruptcy and related legal proceedings was reached and executed. As part of the global settlement, the Bankruptcy Trustee recommended, and other interested parties agreed not to oppose or object to, the Judge's vacating and withdrawing the
judgment and dismissing the case  with prejudice.    This case and settlement
did not involve the Company and had no effect on its financial statements.




                         ITEM 11. EXECUTIVE COMPENSATION

(b) Summary Compensation Table



                                                            Long Term
                                                          Compensation
                                                                   No. of
                                       Annual        Restricted   Securities    All Other
                                    Compensation       Stock      Underlying    Compen-
     Name and                     Salary    Bonus      Awards      Options      sation
Principal Position        Year      (A)        (B)       (C)          (D)         (E)



1 Robert L. Moody         1995    967,696     91,616          -      25,000      111,533
  Chairman of the         1994    890,216     56,886          -          -        19,016
  Board and  Chief        1993    836,476    145,693     139,103         -        18,185
  Executive Officer

  Ross R. Moody           1995    361,427     19,768          -      9,000        20,866
  President and           1994    311,977     12,267          -         -         14,543
  Chief Operating         1993    275,697     75,417      30,005        -         15,651
  Officer

3 Arthur W. Pickering     1995    109,181     77,654         -        2,500       14,845
  Senior Vice             1994     64,654     61,250         -           -        70,340
  President -             1993        -           -          -           -            -
  Domestic Marketing

4 Robert L. Busby, III    1995    160,690     8,008          -        4,000        9,068
  Senior Vice             1994    151,877     9,969          -          -          9,773
  President-Chief         1993    136,882    12,727      12,155         -          9,346
  Administrative
  Officer, Chief
  Financial Officer
  and Treasurer

5 Charles D. Milos, Jr.    1995   132,323     5,992          -        2,500       7,161
  Senior Vice              1994   128,815     3,718          -           -        7,561
  President-               1993   119,643    53,523       9,095          -        7,245
  Investment Analyst


Notes to Summary Compensation Table:

(A) Salary includes directors' fees from National Western Life Insurance Company and its subsidiaries.

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


The resulting compensation from the vesting of shares has been included in the applicable year in the bonus column. All of the 13,496 shares that were granted have been issued and are outstanding as of December 31, 1995.

(2)  Westcap Bonuses - Ross R. Moody and Charles D. Milos, Jr., are directors
of the  Company's  brokerage  subsidiary,  The  Westcap  Corporation.    The
directors received bonuses for such services in 1993.

(3) Other Bonuses - Employment and performance related bonuses are occasionally granted. Arthur W. Pickering received such bonuses in 1995 and 1994 and Robert L. Busby, III received such bonuses in 1994.

(C) Restricted stock awards include common stock shares that were granted as part of the stock bonus plan described in (1) above but had not vested as of December 31, 1993. Restricted stock holdings at December 31, 1993, for all officers totaled 6,666 shares with a market value of $296,637. Restricted stock holdings for the named executive officers were as follows at December 31, 1993:


                                     Shares            Value


   Robert L. Moody                    3,273      $   145,649
   Ross R. Moody                        706           31,417
   Robert L. Busby, III                 286           12,727
   Charles D. Milos, Jr.                214            9,523



Of the remaining 6,666 unvested shares at December 31, 1993, 3,146 and 3,520 of such shares vested on December 31, 1995 and 1994, respectively, and are reflected as bonuses in those years.

(D) Represents stock options granted under the National Western Life Insurance Company 1995 Stock and Incentive Plan.

(E) All other compensation includes primarily employer contributions made to the Company's 401(k) Plan and Non-Qualified Deferred Compensation Plan on behalf of the employee.


(c) Option/SAR Grants Table

During 1995 the Company adopted the National Western Life Insurance Company 1995 Stock and Incentive Plan (the Plan). The Plan is effective as of April 21, 1995, and will terminate on April 20, 2005, unless terminated earlier by
the Board of Directors.    The number  of shares of Class A,  $1.00 par value,
common stock which may be issued under the Plan, or as to which stock appreciation rights or other awards may be granted, may not exceed 300,000. These shares may be authorized and unissued shares or treasury shares.

All of the employees of the Company and its subsidiaries are eligible to participate in the Plan. In addition, directors of the Company, other than Compensation and Stock Option Committee members, are eligible for restricted stock awards, incentive awards, and performance awards. Non-employee directors, including members of the Compensation and Stock Option Committee, are eligible for non-discretionary stock options. On May 19, 1995, the Committee approved the issuance of 52,500 non-qualified stock options to selected officers of the Company. The Committee also granted 7,000 non-qualified, non-discretionary stock options to non-employee Company directors. The stock options begin to vest following three full years of service to the Company after date of grant, with 20% of the options to vest at the beginning of the fourth year of service, and with 20% thereof to vest at the beginning of each of the next four years of service. The exercise price of the stock options was set at the fair market value of the common stock on the date of grant, May 19, 1995, which was $38.125 per share.

Stock options granted to the named executive officers during 1995 are as follows:


                                                                           Potential
                                                                           Realizable
                                      % of                              Value at Assumed
                                     Total                                   Annual
                      Number of     Options                               Rates of Stock
                     Securities   Granted to                           Price Appreciation
                     Underlying    Employee                              for Option Term
                       Options    in Fiscal   Exercise    Exporation
 Name                  Granted       Year        Price       Date          5%        10%


1 Robert L. Moody        25,000      47.6%     $38.125     4-20-05    $599,411  $1,519,033

2 Ross R. Moody           9,000      17.1       38.125     4-20-05     215,788     546,852

3 Arthur W. Pickering     2,500       4.8       38.125     4-20-05      59,941     151,903

4 Robert L. Busby III     4,000       7.6       38.125     4-20-05      95,906     243,045

5 Charles D. Milos        2,500       4.8       38.125     4-20-05      59,941     151,903



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

The estimated annual benefits payable to the named executive officers upon retirement, at normal retirement age, for the Company's defined benefit plans are as follows:



                                        Estimated Annual Benefits
                                 Qualified    Non-Qualified
                                  Defined        Defined
            Name                Benefit Plan   Benefit Plan      Totals


1  Robert L. Moody              $   125,335        317,317        442,652

2  Ross R. Moody                     83,243            -           83,243

3  Arthur W. Pickering               26,906            -           26,906

4  Robert L. Busby, III              47,132         18,599         65,731

5  Charles D. Milos, Jr.             44,032            -           44,032


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

During 1995 the Company adopted the National Western Life Insurance Company 1995 Stock and Incentive Plan ( the Plan), as more fully described in Item 11(c). Directors of the Company, other than Compensation and Stock Option Committee members, are eligible for restricted stock awards, incentive awards, and performance awards. Non-employee directors, including members of the Compensation and Stock Option Committee, are eligible for non-discretionary stock options. On May 19, 1995, the Committee approved the issuance of 7,000 non-qualified, non-discretionary stock options to non-employee Company directors, with each such director receiving 1,000 stock options. Directors who are also employees of the Company were granted stock options as disclosed in the table in Item 11(c).

Directors of the  Company's subsidiary,  NWL Investments, Inc., receive $250
annually.   Directors'  fees  for  the  Company's  subsidiary,  The  Westcap
Corporation, have been suspended indefinitely.  No fees were paid in 1995.

(h) Employment Contracts and Termination of Employment and Change-in-Control Arrangements

None.

(i) Report on Repricing of Options/SARs

None.

(j) Compensation Committee Interlocks and Insider Participation

The  Company's  Board   of  Directors  determines   and  approves  executive
compensation.   Mr. Robert  Moody, Mr.  Ross Moody,  and  Mr. Milos  serve as
directors and also  serve as  officers and  employees of  the Company.   The
Donner Company, 100% owned by Mr. Dummer, who is a director of National Western Life Insurance Company, was paid $60,474 in 1995 pursuant to an agreement between The Donner Company and a reinsurance intermediary relating to a reinsurance contract between the Company and certain life insurance
reinsurers.    No   compensation  committee  interlocks   exist  with  other
unaffiliated companies.

(k) Board Compensation Committee Report on Executive Compensation

The Company's  Board of  Directors performs  the functions  of  an executive
compensation  committee.  The  Board  is   responsible  for  developing  and
administering the policies that determine executive compensation.

Executive compensation, including that of the chief executive officer, is comprised primarily of a base salary. The salary is adjusted annually based on a performance review of the individual as well as the performance of the Company as a whole. The president and chief executive officer make recommendations annually to the Board of Directors regarding such salary adjustments. The review encompasses the following factors:

- - contributions to the Company's short and long-term strategic goals, including financial goals such as Company revenues and earnings

- - achievement of specific goals within the individual's realm of responsibility

- - development of management and employees within the Company

- - performance of leadership within the industry


The policies discussed above are reviewed periodically by the Board of Directors to ensure the support of the Company's overall business strategy and to attract and retain key executives.

A separate Compensation and Stock Option Committee, comprised of outside, independent directors, determines compensation for the three highest paid Company executives. The committee also performs various projects relating to executive compensaion at the request of the Board of Directors. Those directors serving on the committee include the following:

          Arthur O. Dummer
          Harry L. Edwards
          E. J. Pederson

The policies used by the Compensation and Stock Option Committee in determining compensation are similar to those described above for all other Company executives.

(1) Performance Graph

The following graph compares the change in the Company's cumulative total stockholder return on its common stock with the NASDAQ - U.S. Companies Index and the NASDAQ Insurance Stock Index. The graph assumes that the value of the investment in the Company's common stock and each index was $100 at December 31, 1990, and that all dividends were reinvested.

For the purpose of this electronic filing, the graph has been filed separately under the Securities and Exchange Commission filing Form SE dated March 29, 1996. The coordinates of the graph are as follows:


                         12/31/90   12/31/91   12/31/92   12/31/93   12/31/94  12/31/95


National Western Life       100.00     482.6     817.4     773.9     604.3     973.9

NASDAQ U.S. Companies
Index                       100.00     160.5     186.9     214.5     209.7     296.5

NASDAQ Insurance Stock
Index                       100.00     141.0     190.8     204.1     192.1     272.9



                       ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                          BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

Set forth below is certain financial information concerning persons who are known by the Company to own beneficially more than 5% of any class of the Company's common stock on December 31, 1995:




      Title          Name and Address    Amount and Nature of   Percent
       of                   of           Beneficial Ownership      of
      Class         Beneficial Owners         Record and         Class
                                             Beneficially


Class A Common      Robert L. Moody            1,160,896          35.27
                    2302 Postoffice
                    Street Suite 702
                    Galveston, Texas

Class A Common      Westport Asset               326,700           9.93
                    Management, Inc.
                    253 Riverside Avenue
                    Westport, Connecticut

Class A Common      Tweedy Browne Company        288,128           8.75
                    52 Vanderbilt Avenue
                    New York, New York

Class B Common      Robert L. Moody              198,074          99.04
                    (same as above)



(b) Security Ownership of Management

The following table sets forth as of December 31, 1995, information concerning the beneficial ownership of the Company's common stock by all directors, named officers, and all directors and officers of the Company as a group:


                              Title          Amount and Nature of   Percent
      Directors                of            Beneficial Ownership      of
    and Officers              Class               Record and         Class
                                                 Beneficially


Directors and Named Officers:
Robert L. Moody          Class A Common          1,160,896          35.27
                         Class B Common            198,074          99.04

Ross R. Moody            Class A Common              2,828           0.09
                         Class B Common                482           0.24

Charles D. Milos, Jr.    Class A Common                528           0.02
                         Class B Common                 -              -

Directors:
Arthur O. Dummer         Class A Common                 10             -
                         Class B Common                 -              -

Harry L. Edwards         Class A Common                 20             -
                         Class B Common                 -              -

E. Douglas McLeod        Class A Common                 10             -
                         Class B Common                 -              -

Frances A. Moody         Class A Common              2,475           0.08
                         Class B Common                482           0.24

Russell S. Moody         Class A Common              2,475           0.08
                         Class B Common                482           0.24

Louis E. Pauls, Jr.      Class A Common                 10             -
                         Class B Common                 -              -

E. J. Pederson           Class A Common                100             -
                         Class B Common                 -              -

Named Officers:
Robert L. Busby, III     Class A Common                688           0.02
                         Class B Common                 -              -

Arthur W. Pickering      Class A Common                 -              -
                         Class B Common                 -              -

All Directors and
Executive Officers       Class A Common          1,173,121          35.64
as a Group               Class B Common            199,520          99.76


(c) Changes in Control

None.


          ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Transactions with Management and Others

The Donner Company, 100% owned by Mr. Arthur Dummer, who is a director of National Western Life Insurance Company, was paid $60,474 in 1995 pursuant to an agreement between The Donner Company and a reinsurance intermediary relating to a reinsurance contract between the Company and certain life insurance reinsurers.

(b)  Certain Business Relationships

None.

(c)  Indebtedness of Management

Seal Fleet, Inc.

The Company holds a corporate note for $500,000 which was originally issued by Oceanographic and Seismic Services, Inc. (Oceanographic). Oceanographic was later merged into Seal Fleet, Inc. The original note was renewed in 1976 and is a 20-year debenture due in August, 1996, with interest of 8% annually.

The Company also holds a corporate note for $2,168,232 issued in 1990 by Seal (GP), Inc., which is a subsidiary of Seal Fleet, Inc. The note is due in June, 2000, with interest of 12% payable monthly and is secured by first preferred ship mortgages. The note was modified during 1992 reducing the interest rate from 12% to 10%. However, the additional 2% interest will be payable upon maturity of the note.

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

Seal Fleet, Inc.,  and its  subsidiaries own, operate,  or lease  supply and equipment boats for off-shore oil and gas well drilling rigs. The consolidated audited financial statements of Seal Fleet, Inc., and its subsidiaries for the fiscal year ending December 31, 1995, reflected total assets of $10,394,000, net losses of $116,000, and negative stockholders' equity of $3,621,000.

Gal-Tex Hotel Corporation

The Company also holds three mortgage loans issued to Gal-Tex Hotel Corporation, which is owned 50% by the Libbie Shearn Moody Trust and 50% by The Moody Foundation. The first mortgage loan in the amount of $3,040,000 was issued in 1988, will mature in May of 1998, and pays interest of 10.5%. The loan is secured by property consisting of a hotel located in Kingsport, Tennessee. The second mortgage loan in the amount of $8,796,000 was issued in 1994, will mature in October of 2004, and pays interest of 8.75%. The loan is secured by property consisting of a hotel located in Houston, Texas. The third mortgage loan in the amount of $2,000,000 was issued in 1995, will mature in January of 2006, and pays interest of 9%. The loan is secured by property consisting of a hotel located in Woodstock, Virginia.

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

(d)  Transactions with Promoters

None.


                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

(a) 1.  Listing of Financial Statements

See Attachment A, Index to Financial Statements and Schedules, on page ______ for a list of financial statements included in this report.

(a) 2.  Listing of Financial Statement Schedules

See Attachment A, Index to Financial Statements and Schedules, on page ____ for a list of financial statement schedules included in this report.

All other  schedules  are  omitted  because  they  are not  applicable,  not
required or because  the information required  by the schedule   is included
elsewhere in the financial statements or notes.

(a) 3. Listing of Exhibits

Exhibit 3(a)   -     Restated Articles of Incorporation  of National Western
          Life Insurance Company dated April 10, 1968 (filed on page _____ of this report).

Exhibit 3(b)   -    Amendment to the  Articles of Incorporation  of National
          Western Life Insurance Company dated July 29, 1971 (filed on page ____ of this report).

Exhibit 3(c)   -    Amendment to the  Articles of Incorporation  of National
          Western Life Insurance Company dated May 10, 1976 (filed on page ____ of this report).

Exhibit 3(d)   -    Amendment to the  Articles of Incorporation  of National
          Western Life Insurance Company dated April 28, 1978 (filed on page ____ of this report).

Exhibit 3(e)   -    Amendment to the  Articles of Incorporation  of National
          Western Life Insurance Company dated May 1, 1979 (filed on page ____ of this report).

Exhibit 3(f)   -    Bylaws of  National  Western Life  Insurance  Company as
          amended through April 24, 1987 (filed on page ____ of this report).

Exhibit 10(a)  -    National Western  Life  Insurance Company  Non-Qualified
          Defined Benefit Plan dated July 26, 1991 (filed on page ____ of this report).

Exhibit 10(b)  -    National Western Life Insurance  Company Officers' Stock
          Bonus Plan effective December 31, 1992 (incorporated by reference to the Company's Form S-8 registration dated January 27, 1994).

Exhibit 10(c) - National Western Life Insurance Company Non-Qualified Deferred Compensation Plan, as amended and restated, dated March 27, 1995 (filed on Page _____ of this report).


Exhibit 10(d)  -    First Amendment to the National Western Life Insurance
          Company Non-Qualified Deferred Compensation Plan effective July 1, 1995 (filed on page _____ of this report).

Exhibit 10(e)  -    National Western Life  Insurance Company 1995  Stock and
          Incentive Plan (filed on page _____ of this report).

Exhibit 21   -      Subsidiaries of the  Registrant (filed on  page _____ of
          this report).

Exhibit 27   -      Financial Data  Schedule (filed  electronically pursuant
          to Regulation S-K).

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1995.

(c)  Exhibits

Exhibits required by Regulation S-K are listed as to location in the Listing
of Exhibits  in Item  14(a)3  above.   Exhibits  not referred  to  have been
omitted as inapplicable or not required.

(d)  Financial Statement Schedules

The financial statement schedules required by Regulation S-K are listed as to location in Attachment A, Index to Financial Statements and Schedules, on page ____ of this report.



                                   ATTACHMENT A

                   Index to Financial Statements and Schedules

                                                                       Page

Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1995 and 1994

Consolidated Statements of Earnings for the years ended December 31, 1995, 1994, and 1993

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994, and 1993

Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994, and 1993

Notes to Consolidated Financial Statements

Schedule I - Summary of Investments Other Than Investments in Related Parties, December 31, 1995

Schedule V - Valuation and Qualifying Accounts for the years ended December 31, 1995, 1994, and 1993

All other schedules are omitted because they are not applicable, not required or because the information required by the schedule is included elsewhere in the financial statements or notes.



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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Western Life Insurance Company and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3, the Company changed its method of accounting for investments in debt and equity securities in 1994 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As discussed in Note 5, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of SFAS No. 109, "Accounting for Income Taxes."




                               KPMG Peat Marwick LLP

Austin, Texas
March 1, 1996








          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         December 31, 1995 and 1994
                               (In thousands)



                     ASSETS                           1995          1994


Cash and investments:
    Securities held to maturity, at
    amortized cost
    (fair value: $1,726,469 and $1,488,063)        $   1,643,211     1,605,813
    Securities available for sale, at
    fair value (cost:  $561,127 and $366,024)            600,794       354,300
    Mortgage loans, net of allowance for
    possible losses ($5,668 and $5,929)                  191,674       189,632
    Policy loans                                         147,923       151,487
    Other long-term investments                           30,970        24,872
    Cash and short-term investments                       10,024        17,723

Total cash and investments                             2,624,596     2,343,827

Accrued investment income                                 36,127        31,630
Deferred policy acquisition costs                        270,167       291,274
Other assets                                              21,392        16,266
Assets of discontinued operations                          6,177       232,057

                                                   $   2,958,459     2,915,054



See accompanying notes to consolidated financial statements.





          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         December 31, 1995 and 1994
                  (In thousands except per share amounts)




      LIABILITIES AND STOCKHOLDERS' EQUITY            1995          1994


LIABILITIES:

Future policy benefits:
    Traditional life and annuity products           $    174,946       177,429
    Universal life and investment annuity
    contracts                                          2,401,098     2,194,264
Other policyholder liabilities                            22,833        23,183
Federal income taxes payable:
    Current                                                  413           -
    Deferred                                              12,287         1,996
Other liabilities                                         28,718        27,718
Liabilities of discontinued operations                     6,177       215,330

Total liabilities                                      2,646,472     2,639,920


COMMITMENTS AND CONTINGENCIES
(Notes 4, 7, 9, and 15)

STOCKHOLDERS' EQUITY:

Common stock:
    Class A - $1 par value; 7,500,000
    shares authorized; 3,291,338
    and 3,288,192 shares issued and
    outstanding in 1995 and 1994                           3,291         3,288
    Class B - $1 par value; 200,000 shares
    authorized, issued and outstanding
    in 1995 and 1994                                         200           200
Additional paid-in capital                                24,647        24,475
Net unrealized gains (losses) on
investment securities                                     15,195        (2,199)
Retained earnings                                        268,654       249,370

Total stockholders' equity                               311,987       275,134

                                                    $  2,958,459     2,915,054

See accompanying notes to consolidated financial statements.






             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
               For the Years Ended December 31, 1995, 1994, and 1993
                     (In thousands except per share amounts)



                                               1995         1994        1993


Premiums and other revenue:
    Life and annuity premiums             $    17,390      18,938       18,624
    Universal life and investment
    annuity contract revenues                  69,783      64,711       67,778
    Net investment income                     201,816     190,021      180,252
    Other income                                  661       1,462        1,847
    Realized gains (losses) on
    investments                                (2,415)      1,626        3,206

Total premiums and other revenue              287,235     276,758      271,707

Benefits and expenses:
    Life and other policy benefits             39,823      32,132       36,257
    Increase (decrease) in liabilities
    for future policy benefits                 (2,487)        658       (1,611)
    Amortization of deferred policy
    acquisition costs                          33,675      32,131       33,159
    Universal life and investment
    annuity contract interest                 142,940     129,064      130,875
    Other insurance operating expenses         27,084      29,394       28,959

Total benefits and expenses                   241,035     223,379      227,639


Earnings before Federal income taxes,
cumulative effect of change in
accounting principle, and
discontinued operations                        46,200      53,379       44,068

Provision (benefit) for Federal
income taxes:
    Current                                     9,640      16,300       20,006
    Deferred                                      926         (93)      (5,310)

Total Federal income taxes                     10,566      16,207       14,696

Earnings before cumulative effect of
change in accounting principle and
discontinued operations                        35,634      37,172       29,372

Cumulative effect of change in
accounting for income taxes                        -           -         5,520

Earnings from continuing operations            35,634      37,172       34,892


(Continued on next page)




             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS, CONTINUED
               For the Years Ended December 31, 1995, 1994, and 1993
                     (In thousands except per share amounts)



                                              1995         1994        1993


Discontinued operations:
    Earnings (losses) from operations
    of discontinued brokerage
    operations (net of Federal income
    taxes of $2,983 and $11,781 in
    1994 and 1993)                         $   (9,969)     (2,936)      21,832

    Estimated loss on disposal of
    discontinued brokerage
    operations                                 (6,381)        -            -

Earnings (losses) from
discontinued operations                       (16,350)     (2,936)      21,832


Net earnings                               $   19,284      34,236       56,724


Earnings  per share of common stock:
    Earnings before cumulative effect
    of change in accounting principle
    and discontinued operations            $    10.22       10.66         8.44

    Cumulative effect of change in
    accounting for income taxes                    -           -          1.58
    Earnings (losses)  from
    discontinued operations                     (4.69)      (0.84)        6.27

Net earnings                               $     5.53        9.82        16.29



See accompanying notes to consolidated financial statements.





             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1995, 1994, and 1993
                                   (In thousands)





                                               1995         1994        1993


Common stock shares outstanding:
     Shares outstanding at beginning
     of year                                   3,488       3,485        3,478
     Shares issued for stock
     bonus plan                                    3           3            7

Shares outstanding at end of year              3,491       3,488        3,485



Common stock:
    Balance at beginning of year        $      3,488       3,485        3,478
    Shares issued for stock
    bonus plan                                     3           3            7

Balance at end of year                         3,491       3,488        3,485

Additional paid-in capital:
    Balance at beginning of year              24,475      24,356       24,065
    Shares issued  for stock
    bonus plan                                   172         119          291

Balance at end of year                        24,647      24,475       24,356


Net unrealized gains (losses) on
securities available for sale,
net of effects of deferred
policy acquisition costs and taxes:
    Balance at beginning of year              (2,199)       (257)         138
    Effect of change in accounting
    for investments in debt and
    equity securities                            -        26,610          -
    Change in unrealized gains
    (losses) during year                      15,166     (29,493)        (395)
    Net unrealized gains related to
    transfer of securities from
    available for sale to held
    to maturity                                3,159       1,380           -
    Amortization of net unrealized
    gains related to transferred
    securities                                  (931)       (439)          -

Balance at end of year                        15,195      (2,199)        (257)


Retained earnings:

    Balance at beginning of year             249,370     215,134      158,410
    Net earnings                              19,284      34,236       56,724

Balance at end of year                       268,654     249,370      215,134

Total stockholders' equity              $    311,987     275,134      242,718


See accompanying notes to consolidated financial statements.





              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended December 31, 1995, 1994, and 1993
                                   (In thousands)




                                               1995         1994        1993


Cash flows from operating activities:
    Net earnings                         $    19,284      34,236       56,724
    Adjustments to reconcile net
    earnings to net cash provided
    by operating activities:
    Universal life and investment
    annuity contract interest                142,940     129,064      130,875
    Surrender charges                        (34,936)    (33,016)     (36,563)
    Realized (gains) losses on
    investments                                2,415      (1,626)      (3,206)
    Accrual and amortization of
    investment income                         (7,129)    (10,722)          30
    Depreciation and amortization                620         649          482
    Decrease (increase) in other
    assets                                       940       3,771       (3,184)
    Decrease (increase) in accrued
    investment income                         (4,497)     (3,468)         959
    Decrease (increase) in deferred
    policy acquisition costs                 (12,018)      2,354       11,475
    Increase (decrease) in liability
    for future policy benefits                (2,487)        658       (1,611)
    Increase (decrease) in other
    policyholder liabilities                    (350)     (1,028)       3,149
    Decrease in Federal income
    taxes payable                             (4,180)     (9,222)     (11,096)
    Increase (decrease) in other
    liabilities                               (1,781)      4,972      (12,314)
    Other                                        176         121          (74)

Net cash provided by operating                98,997     116,743      135,646
activities

Cash flows from investing activities:
    Proceeds from sales of:
      Securities held to maturity             10,659         -            -
      Securities available for sale           44,440       9,114          -
      Investments in debt securities             -           -         77,869
      Other investments                        1,645      22,531        8,835
    Proceeds from maturities and
    redemptions of:
      Securities held to maturity             54,720      76,174          -
      Securities available for sale           13,942      57,270          -
      Investments in debt securities             -           -        485,818
   Purchases of:
      Securities held to maturity           (212,192)   (155,892)         -
      Securities available for sale         (130,066)   (116,923)         -
      Investments in debt securities             -           -       (576,403)
      Other investments                       (5,941)     (3,548)     (18,588)
    Principal payments on
    mortgage loans                            15,952      29,431       16,971
    Cost of mortgage loans acquired          (18,125)    (30,093)     (33,393)
    Decrease in policy loans                   3,564       2,335        4,394
    Decrease (increase)  in assets of
    discontinued operations                  225,880     140,244     (208,299)
    Increase (decrease) in liabilities
    of discontinued operations              (209,153)   (136,590)     206,799
    Other                                       (851)       (245)        (244)

Net cash used in investing activities       (205,526)   (106,192)     (36,241)


(Continued on next page)





               NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                 For the Years Ended December 31, 1995, 1994, and 1993
                                   (In thousands)



                                               1995         1994        1993

Cash flows from financing activities:
    Deposits to account balances for
    universal life and investment
    annuity contracts                   $    343,588     190,687      122,545
    Return of account balances on
    universal life and investment
    annuity contracts                       (244,758)   (207,823)    (221,658)

Net cash provided by (used in)
financing activities                          98,830     (17,136)     (99,113)

Net increase (decrease) in cash and
short-term investments                        (7,699)     (6,585)         292
Cash and short-term investments at
beginning of year                             17,723      24,308       24,016


Cash and short-term investments at
end of year                             $     10,024      17,723       24,308


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest                            $      3,740       9,134        4,468
    Income taxes                              15,129      26,332       32,992

Non-cash investing activities:
    Foreclosed mortgage loans           $        961       2,557        6,678
    Mortgage loans originated to
    facilitate the sale of
    real estate                                1,105       2,655        2,684


See accompanying notes to consolidated financial statements.







               NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation - The accompanying consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly owned subsidiaries (the Company), The Westcap Corporation, NWL Investments, Inc., NWL Properties, Inc., NWL 806 Main, Inc., and Commercial Adjusters, Inc. Commercial Adjusters, Inc., was dissolved in October, 1994, and all remaining assets and liabilities were assumed by National Western Life Insurance Company. The Westcap Corporation ceased brokerage operations during 1995 and, as a result, is reflected as discontinued operations in the accompanying financial statements. All significant intercorporate transactions and accounts have been eliminated in consolidation.

(B)  Basis  of  Presentation  -   The  accompanying  consolidated  financial
statements  have  been  prepared  in   conformity  with  generally  accepted
accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates included in the accompanying financial statements include (1) contingent liabilities related to litigation, (2) recoverability of deferred policy acquisition costs,
(3) estimated losses related to discontinued operations, and (4) valuation allowances for mortgage loans.

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

Investments in debt and equity securities that are not classified as securities held to maturity are reported as securities available for sale. Securities available for sale are reported in the accompanying financial statements at individual fair value. Any valuation changes resulting from changes in the fair value of the securities are reflected as a component of stockholders' equity. These unrealized gains or losses in stockholders'
equity are reported net of taxes and adjustments to deferred policy acquisition costs.

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

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Realized gains and losses for securities available for sale and securities held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold. For securities available for sale or securities held to maturity, a decline in the fair value below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

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

(E) Insurance Revenues and Expenses - Premiums on traditional life insurance products are recognized as revenues as they become due or, for short duration contracts, over the contract periods. Benefits and expenses are matched with premiums in arriving at profits by providing for policy benefits over the lives of the policies and by amortizing acquisition costs over the premium-paying periods of the policies. For universal life and investment annuity contracts, revenues consist of policy charges for the cost of insurance, policy administration, and surrender charges assessed during the period. Expenses for these policies include interest credited to policy account balances and benefit claims incurred in excess of policy
account  balances.  The  related  deferred   policy  acquisition  costs  are
amortized in relation to the present value of expected gross profits on the policies.

(F) Federal Income Taxes - Federal income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance for deferred tax assets is provided if all or some portion of the deferred tax asset may not be realized. An increase or decrease in a valuation allowance that results from a change in circumstances that affects the realizability of the related deferred tax asset is included in income.

(G) Depreciation of Property, Equipment, and Leasehold Improvements - Depreciation is based on the estimated useful lives of the assets and is calculated on the straight-line and accelerated methods. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

(H) Earnings Per Share - Earnings per share of common stock are based on the weighted average number of such shares outstanding during each year. The weighted average shares outstanding were 3,488,205 and 3,484,682, and 3,481,233 for the years ended December 31, 1995, 1994, and 1993, respectively.

(I) Classification - Certain reclassifications have been made to the prior years to conform to the reporting categories used in 1995. The most significant of these reclassifications relate to The Westcap Corporation and its discontinued brokerage operations. All assets, liabilities, results of operations, and cash flows of The Westcap Corporation for 1994 and 1993 have been reclassified and reported separately as discontinued operations in the accompanying financial statements.

(J) Statutory Information - National Western Life Insurance Company, domiciled in Colorado, prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Colorado Division of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of prescribed statutory accounting practices. Accordingly, that project will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that insurance companies use to prepare their statutory financial statements. The following are major differences between generally accepted accounting principles and prescribed or permitted statutory accounting practices.

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

2.  Commissions  and  certain  expenses  related   to  policy  issuance  and
underwriting, all of which generally vary with and are related to the production of new business, have been deferred. For traditional products, these costs are being amortized over the premium-paying period of the related policies in proportion to the ratio of the premium earned to the total premium revenue anticipated, using the same assumptions as to interest, mortality, and withdrawals as were used in calculating the liability for future policy benefits. For universal life and investment annuity contracts, these costs are amortized in relation to the present value of expected gross profits on these policies. The Company evaluates the recoverability of deferred policy acquisition costs on an annual basis.
In this evaluation, the Company considers estimated future gross profits or future premiums, as applicable for the type of contract. The Company also considers expected mortality, interest earned and credited rates, persistency,
and expenses.   Statutory accounting practices require commissions and
related costs to be expensed as incurred.

A summary of information relative to deferred policy acquisition costs and premiums and deposits follows:


                                               Years Ended December 31,
                                            1995         1994          1993
                                                    (In thousands)

Costs deferred:
    Agents' commissions               $      42,904       27,177        19,038
    Other                                     2,790        2,600         2,646

                                      $      45,694       29,777        21,684

Amounts amortized                     $      33,675       32,131        33,159

Direct traditional life
and other premiums                    $      24,801       24,919        26,070

Universal life insurance deposits     $      68,464       64,760        67,060

Investment annuity deposits           $     309,971      157,622        86,700


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

4. Deferred Federal income taxes are provided for temporary differences which are recognized in the financial statements in a different period than for Federal income tax purposes. Deferred taxes are not recognized in statutory accounting practices. Also, for statutory accounting purposes, the Company has recorded Federal income tax receivables as permitted by the Colorado Division of Insurance. The Federal income tax receivables related to subsidiary losses have been recorded directly to surplus and were not recorded in results of operations. Prescribed statutory accounting practices do not address the accounting for tax receivables.

5. For statutory accounting purposes, debt securities are recorded at amortized cost, except for securities in or near default which are reported at market value.

6. Investments in subsidiaries are recorded at admitted asset value for statutory purposes, whereas the financial statements of the subsidiaries have been consolidated with those of the Company under generally accepted accounting principles.

7. The asset valuation reserve and interest maintenance reserve, which are investment valuation reserves prescribed by statutory accounting practices, have been eliminated, as they are not required under generally accepted accounting principles.

8. The recorded value of the life interest in the Libbie Shearn Moody Trust (the Trust) is reported at its initial valuation, net of accumulated amortization. The initial valuation was based on the assumption that the Trust would provide certain income to the Company at an assumed interest rate and is being amortized over 53 years, the life expectancy of Mr. Robert
L. Moody at the date he contributed the life interest to the Company. For statutory accounting purposes, the life interest has been valued at $26,400,000, which was computed as the present value of the estimated future
income to  be  received from  the  Trust.   However,  this  amount is  being
amortized to  a  valuation  of  $12,774,000  over  a  seven-year  period  in
accordance  with  Colorado   Division  of  Insurance   permitted  accounting
requirements.    Prescribed   statutory  accounting  practices   provide  no
accounting guidance for  such asset.   The statutory admitted  value of this
life interest at December 31, 1995, is $20,561,000 in comparison to a carrying value of $5,206,000 in the accompanying consolidated financial statements.

Reconciliations of statutory stockholders' equity, as included in the annual statements filed with the Colorado Division of Insurance, to the respective amounts as reported in the accompanying consolidated financial statements prepared under generally accepted accounting principles are as follows:



                                                   Stockholders' Equity
                                                    as of December 31,
                                              1995         1994        1993
                                                      (In thousands)


Statutory equity                        $    236,884     212,063      182,876
Adjustments:
    Difference in valuation of
    investment in the Libbie
    Shearn Moody Trust                       (15,355)    (17,021)     (17,911)
    Deferral of policy
    acquisition costs                        270,167     291,274      287,711
    Adjustment of future
    policy benefits                         (218,352)   (206,027)    (205,357)
    Deferred Federal income
    taxes payable                            (12,287)     (1,996)      (3,078)
    Adjust securities available for
    sale to fair value                        48,880     (10,469)      (1,080)
    Reversal of asset valuation
    reserve                                    4,002      10,197       13,225
    Reversal of interest maintenance
    reserve                                    5,991       4,922        2,222
    Reinstatement of non-admitted
    assets                                     2,429       2,468        3,134
    Valuation allowances on
    investments                              (10,862)    (10,573)     (15,566)
    Adjustment for consolidation                 102         102       (3,664)
    Other, net                                   388         194          206

Generally accepted accounting
principles equity                       $    311,987     275,134      242,718



Reconciliations of statutory net earnings, as included in the annual statements filed with the Colorado Division of Insurance, to the respective amounts as reported in the accompanying consolidated financial statements prepared under generally accepted accounting principles are as follows:


                                                Net Earnings for the
                                                Years Ended December 31,
                                           1995         1994        1993
                                                   (In thousands)



Statutory net earnings                   $    28,343      32,513       46,013
Subsidiary earnings (losses) before
deferred Federal income taxes                (17,594)     (3,806)      20,879
Consolidated statutory net earnings           10,749      28,707       66,892
Adjustments:
    Deferral of policy acquisition
    costs                                     12,018      (2,354)     (11,475)
    Adjustment of future policy
    benefits                                 (12,325)       (671)      11,816
    Amortization of investment in
    Trust                                       (280)       (279)        (275)
    Benefit (provision) for deferred
    Federal income taxes                        (715)        108        5,675
    Valuation allowances and permanent
    impairment write-downs on
    investments                                3,901       5,238        5,238
    Lawsuit settlements recorded as
    surplus adjustments for
    statutory accounting                        (200)        955        1,620
    Subsidiary stock dividends                   -        (1,366)     (20,442)
    Increase (decrease) in interest
    maintenance reserve                        1,069       2,700       (8,364)
    Cumulative effect of change in
    accounting for income taxes                  -           -          5,520
    Other, net                                 5,067       1,198          519

Generally accepted accounting
principles net earnings                  $    19,284      34,236       56,724



(2) DEPOSITS WITH REGULATORY AUTHORITIES

The following assets were on deposit with state and other regulatory authorities as required by law at the end of each year:



                                           December 31,
                                        1995         1994
                                          (In thousands)


Debt securities                 $        28,184       62,413
Certificates of deposit                     210          210

Totals                          $        28,394       62,623



(3) INVESTMENTS

(A) Investment Income

The major components of net investment income are as follows:


                                         Years Ended December 31,
                                      1995         1994         1993
                                              (In thousands)


Investment income:
    Debt securities             $    165,879       154,417     144,218
    Mortgage loans                    19,644        19,839      18,450
    Policy loans                      11,018        10,546      11,962
    Other investment income            7,764         7,982       8,412

Total investment income              204,305       192,784     183,042
Investment expenses                    2,489         2,763       2,790

Net investment income           $    201,816       190,021     180,252


Investments of the following amounts were non-income producing for the preceding twelve months:


                                             December 31,
                                         1995           1994
                                            (In thousands)


Debt securities                  $          2,209          4,924
Equity securities                           1,896          1,549
Real estate                                 2,175          2,160

Totals                           $          6,280          8,633



As of December 31, 1995 and 1994, investments in debt securities and mortgage loans with principal balances totaling $3,778,000 and $8,314,000 were on non-accrual status. During 1995, 1994, and 1993, reductions in interest income associated with non-performing investments in debt securities and mortgage loans were as follows:


                                          Years Ended December 31,
                                       1995         1994         1993
                                               (In thousands)


Interest at contract rate        $        340          647        1,029
Interest income recognized                  4          184          123

Interest income not accrued      $        336          463          906



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



                                              December 31,
                                         1995             1994


West South Central                         54.0%            55.8%
Mountain                                   12.9             12.2
Pacific                                     9.4              9.7
All other                                  23.7             22.3

Totals                                    100.0 %          100.0 %




                                               December 31,
                                          1995             1994


Retail                                     67.0 %           64.6 %
Office                                     15.9             16.8
Hotel/Motel                                 8.3              7.6
All other                                   8.8             11.0

Totals                                    100.0 %          100.0 %



The Company held in its investment portfolio below investment grade debt securities totaling $14,244,000 and $31,861,000 at December 31, 1995 and 1994, respectively. This represents approximately 0.5% and 1.4% of total invested assets. These below investment grade debt securities often have common characteristics in that they are usually unsecured and are often subordinated to other creditors of the borrower or issuer. Additionally, the issuers of the below investment grade debt securities usually have high levels of indebtedness and are more sensitive to adverse economic conditions.

At December 31, 1995 and 1994, the Company held $4,966,000 and $8,948,000 of residual interests in collateralized mortgage obligations (CMOs) in its investment portfolio. Investments in residual interests of CMOs are securities that entitle the Company to the excess cash flows arising from the difference between the cash flows required to make principal and interest payments on the related CMOs and the actual cash flows received on the underlying U.S. agency collateral included in the CMO portfolios. Total cash flows to be received by the Company from the residual interests could differ from the projected cash flows resulting in changes in yield or losses if prepayments vary from projections on the collateral underlying the CMOs.

At December 31, 1995 and 1994, the Company had real estate totaling $19,066,000 and $17,766,000, net of estimated selling costs, which is reflected in other long-term investments in the accompanying financial statements.

The Company had no investments in any entity, except for U.S. government agency securities, in excess of 10% of stockholders' equity at December 31, 1995.


(C)  Investment Gains and Losses

The table below presents realized gains and losses and increases or decreases in unrealized gains on investments:



                                             Net Realized     Increase
                                              Investment     (Decrease)
                                                Gains       in Unrealized
                                               (Losses)   Investment Gains
                                                    (In thousands)


Year Ended December 31, 1995:
    Securities held to maturity           $           600        201,008
    Securities available for sale                  (2,599)        15,166
    Other                                            (416)        -

Totals                                    $        (2,415)       216,174

Year Ended December 31, 1994:
    Securities held to maturity           $         1,632       (239,104)
    Securities available for sale                    (881)       (29,493)
    Other                                             875            -

Totals                                    $         1,626       (268,597)

Year Ended December 31, 1993:
    Securities held to maturity           $         3,937         78,960
    Securities available for sale                   1,541           (395)
    Other                                          (2,272)           -

Totals                                    $         3,206         78,565



The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 1995:



                                         Securities Held to Maturity
                                              Gross        Gross
                                Amortized   Unrealized  Unrealized      Fair
                                  Cost        Gains       Losses       Value
                                               (In thousands)


Debt securities:
   U.S. Treasury  and
   other U.S. government
   corporations and
   agencies                 $     35,764         262        -          36,026

   States and political
   subdivisions                   47,574       3,737        -          51,311

   Foreign governments            48,286       3,030        -          51,316

   Public utilities              227,449      12,358          278     239,529

   Corporate                     774,134      43,724          438     817,420

   Mortgage-backed               510,004      21,391          528     530,867

Totals                      $  1,643,211      84,502        1,244   1,726,469





                                        Securities Available for Sale
                                              Gross        Gross
                                Amortized   Unrealized  Unrealized      Fair
                                  Cost        Gains       Losses       Value
                                               (In thousands)


Debt securities:
   U.S. Treasury and
   other U.S. government
   corporations and
   agencies                 $      2,948         363          -         3,311

   Public utilities               54,677       3,543          790      57,430

   Corporate                     103,884      11,618          165     115,337

   Mortgage-backed               375,219      25,259        1,622     398,856

Equity securities                 24,399       2,434          973      25,860

Totals                      $    561,127      43,217        3,550     600,794



The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 1994:




                                          Securities Held to Maturity
                                               Gross        Gross
                                 Amortized   Unrealized  Unrealized      Fair
                                   Cost        Gains       Losses       Value
                                                 (In thousands)


Debt securities:
   U.S. Treasury and
   other U.S. government
   corporations and
   agencies                  $     24,595          44         886      23,753

   States and political
   subdivisions                    47,532         480       3,527      44,485

   Foreign governments             25,407           -       1,517      23,890

   Public utilities               272,478         722      22,807     250,393

   Corporate                      538,914       1,728      43,200     497,442

   Mortgage-backed                696,887       5,759      54,546     648,100

Totals                       $  1,605,813       8,733     126,483   1,488,063




                                         Securities Available for Sale
                                               Gross        Gross
                                 Amortized   Unrealized  Unrealized      Fair
                                   Cost        Gains       Losses       Value
                                                 (In thousands)


Debt securities:
   U.S. Treasury and
   other U.S. government
   corporations and
   agencies                  $      7,353          59        2,467       4,945

   Public utilities                10,263         155          918       9,500

   Corporate                       92,280         881        1,847      91,314

   Mortgage-backed                228,389       2,413        8,570     222,232

Equity securities                  27,739       1,382        2,812      26,309

Totals                       $    366,024       4,890       16,614     354,300



The amortized cost and fair values of investments in debt securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                  Securities               Securities
                               Held to Maturity        Available for Sale
                            Amortized       Fair      Amortized      Fair
                               Cost        Value        Cost        Value
                                             (In thousands)


Due in 1 year or less        $      7,923       7,978          282         286

Due after 1 year through
5 years                            93,335      95,280       16,584      17,648

Due after 5 years through
10 years                          773,979     812,622       79,570      85,627

Due after 10 years                257,970     279,722       65,073      72,517
                                1,133,207   1,195,602      161,509     176,078

Mortgage-backed securities        510,004     530,867      375,219     398,856

Totals                       $  1,643,211   1,726,469      536,728     574,934



Proceeds from sales of securities available for sale during 1995 and 1994 totaled $44,440,000 and $9,114,000, respectively. Gross gains of $1,153,000 and $654,000 and gross losses of $3,752,000 and $1,535,000 were realized on those sales during 1995 and 1994, respectively. Proceeds from sales of investments in debt securities during 1993 were $77,869,000. Gross gains of $12,966,000 and gross losses of $1,283,000 were realized on those sales, respectively. The Company uses the specific identification method in computing realized gains and losses.

The Company  sold  three held  to  maturity securities  during  1995 due  to
significant credit deterioration of  the issuing companies.   Amortized cost
of the securities sold totaled $10,727,000, and realized losses of $68,000 were recognized on the sales.

(D)  Changes in Accounting Principles

In May, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain
Investments in Debt  and Equity Securities."   This statement  addresses the
accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities
as previously  described  in note  1.   The  Company  adopted SFAS  No.  115
effective January  1,  1994.    Upon  adoption,  approximately  60%  of  the
Company's insurance operations debt securities were reported as securities available for sale, with the remainder classified as securities held to maturity. The Company's relatively small holdings of equity securities were also reported as securities available for sale.

Upon adoption of the new statement, certain related balance sheet accounts, deferred Federal income taxes payable and deferred policy acquisition costs, were adjusted as if the unrealized gains on the securities classified as available for sale had actually been realized. For the Company's universal life and investment annuity contracts, deferred policy acquisition costs are amortized in relation to the present value of expected gross profits on these policies. Accordingly, under SFAS No. 115, deferred policy acquisition costs are adjusted for the impact on estimated gross profits of net unrealized gains and losses on securities. The implementation of the new statement had no effect on net earnings of the Company. However, stockholders' equity was adjusted as follows as of January 1, 1994:



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


At July 31, 1994, the Company transferred debt securities with fair values totaling $805 million from securities available for sale to securities held to maturity. On December 29, 1995, the Company made additional transfers totaling $156 million to the held to maturity category from securities available for sale. The lower holdings of securities available for sale significantly reduces the Company's exposure to equity volatility while still providing securities for liquidity and asset/liability management purposes. The transfers of securities were recorded at fair values in accordance with SFAS No. 115. This statement requires that the unrealized holding gain or loss at the date of the transfer continue to be reported in a separate component of stockholders' equity but shall be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount. The amortization of an unrealized holding gain or loss reported in equity will offset or mitigate the effect on interest income of the amortization of the premium or discount for the held-to-maturity securities. The transfer of securities from available for sale to held to maturity had no effect on net earnings of the Company. However, stockholders' equity was adjusted as follows:



                                                 Net Unrealized Gains (Losses)
                                                        as of December 31,
                                                       1995            1994
                                                        (In thousands)


Beginning unamortized gains from transfers      $         941            -

Net unrealized gains related to transfer of
securities from available for sale to
held to maturity                                        3,159           1,380
Amortization of net unrealized gains related
to transferred securities                                (931)           (439)

                                                        2,228             941

Ending unamortized gains from transfers         $       3,169             941



Also on December 29, 1995, the Company transferred securities totaling $284 million to the available for sale category from securities held to maturity. This transfer resulted in an increase to stockholder's equity of $4,266,000 as of December 31, 1995, net of effects of deferred policy acquisition costs and taxes. This transfer was made to restructure the Company's portfolio to provide increased flexibility for both portfolio and asset/liability management. Accounting principles typically do not allow transfers from the
held to maturity  category to the  available for sale   category except under
certain prescribed circumstances. However, in 1995 the Financial Accounting Standards Board permitted a one-time reassessment by companies of their securities classifications and allowed transfers out of the held to maturity
category  without regard to the prescribed circumstances.   The reassessment
and any resulting transfers had to be completed by December 31, 1995.

Net  unrealized  gains   (losses)  on  investment   securities  included  in
stockholders' equity at December 31, 1995 and 1994 are as follows:


                                                      December 31,
                                                  1995           1994
                                                     (in thousands)


Gross unrealized gains                     $        43,217          4,890
Gross unrealized losses                             (3,550)       (16,614)
Adjustments for:
    Deferred policy acquisition costs              (21,166)         6,893
    Deferred Federal income taxes                   (6,475)         1,691

                                                    12,026         (3,140)

Net unrealized gain related to securities
transferred to held to maturity                      3,169            941

Net unrealized gains (losses)
on investment securities                   $        15,195         (2,199)



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

The Company adopted both SFAS No. 114 and No. 118 effective January 1, 1995. As the Company was already providing for impairment of loans through an allowance for possible losses, the implementation of this statement had no significant effect on the Company's results of operations or stockholders' equity. However, additional disclosures are required by these statements which are provided below.

As of December  31, 1995 and  1994, impaired  mortgage loans were as follows:


                                                       1995         1994
                                                         (In thousands)


Impaired loans with allowance for losses       $         -            861
Allowance for losses                                     -           (261)
Impaired loans with no allowance for losses              -            379

Net impaired loans                             $         -            979



For the years ended December 31, 1995 and 1994, average investments in impaired mortgage loans were $234,000 and $997,000, respectively. Interest income recognized on impaired loans during the years ended December 31, 1995 and 1994, was not significant. Impaired loans are typically placed on non-accrual status and no interest income is recognized. However, if cash is received on the impaired loan, it is applied to principal and interest on past due payments, beginning with the most delinquent payment. Detailed below are the changes in the allowance for mortgage loan losses for the years ended December 31, 1995 and 1994.


                                                      1995         1994
                                                        (In thousands)


Balance at beginning of year                   $       5,929        6,849
Net additions charged to realized
investment gains and losses                              -            307
Releases due primarily to foreclosures                  (261)      (1,227)

Balance at end of year                         $       5,668        5,929



In March, 1995,  the FASB issued  SFAS No. 121, "Accounting for Impairment of
Long-Lived Assets  and  for  Long-Lived Assets  to  be  Disposed  of."   The
statement  requires   that  long-lived   assets  and   certain  identifiable
intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying
amount of an  asset may not  be recoverable.   Measurement of  an impairment
loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less costs to sell.

The Company's real estate  investments are the only  significant assets  that
will be  subject  to  this  statement.    As  the  Company  already  records
foreclosed real estate at the lower of cost or fair value less estimated costs to sell, the implementation of this statement will not have a
significant effect  on the  Company's financial  statements.   The statement
will be implemented in the first quarter of 1996.


(4) REINSURANCE

The Company is party to several reinsurance agreements. The Company's general policy is to reinsure that portion of any risk in excess of $150,000 on the life of any one individual. Total life insurance in force was $7.94 billion and $7.71 billion at December 31, 1995 and 1994, respectively. Of these amounts, life insurance in force totaling $1.27 billion and $1.05 billion was ceded to reinsurance companies, primarily on a yearly renewable term basis, at December 31, 1995 and 1994, respectively.

In  accordance  with  the  reinsurance  contracts,  reinsurance  receivables
including  amounts  related  to   claims  incurred  but   not  reported  and
liabilities for future policy benefits totaled  $5,646,000 and $6,480,000 at
December 31, 1995 and 1994, respectively.   Premium revenues were reduced by
$7,420,000, $6,040,000, and $7,450,000 for reinsurance premiums incurred during 1995, 1994, and 1993, respectively. Benefit expenses were reduced by $5,812,000, $3,295,000, and $6,943,000 for reinsurance recoveries during 1995, 1994, and 1993, respectively. A contingent liability exists with respect to reinsurance, as the Company remains liable if the reinsurance
companies  are  unable  to   meet  their  obligations   under  the  existing
agreements.


(5) FEDERAL INCOME TAXES

Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability method of
accounting.   The  cumulative effect  of  this change  in accounting  for income taxes of $5,520,000 was determined as of January 1, 1993, and is reported separately in the consolidated statement of earnings for the year ended December 31, 1993.

Total Federal income taxes were allocated as follows:



                                                 Years Ended December 31,
                                              1995         1994        1993
                                                      (In thousands)


Earnings from continuing operations   $     10,566      16,207       14,696
Discontinued operations                      -           2,983       11,781
Stockholders' equity for net
unrealized gains and losses
on securities available for sale             9,365        (974)        (211)

Total Federal income taxes            $     19,931      18,216       26,266



The provisions for Federal income taxes attributable to income from continuing operations vary from amounts computed by applying the statutory income tax rate to earnings before Federal income taxes. The reasons for the differences, and the tax effects thereof, are as follows:


                                                 Years Ended December 31,
                                              1995         1994        1993
                                                      (In thousands)


Income tax expense at
statutory rate                          $     16,170      18,683       15,424
Dividends-received deduction                    (298)       (333)        (420)
Amortization of life interest in the
Libbie Shearn Moody Trust                         98          97           96
Payment (recovery) of non-deductible
excise tax                                       -            53         (368)
Adjustment to deferred tax assets and
liabilities for enacted changes
in tax rates                                     -           -             98
Tax benefit of discontinued
operations                                    (5,669)     (2,864)         -
Other                                            265         571         (134)

Provision for Federal income taxes      $     10,566      16,207       14,696



The  significant  components  of  deferred   income  tax  expense  (benefit)
attributable to earnings from continuing operations for the years ended December 31, 1995, 1994, and 1993, are as follows:



                                                  Years Ended December 31,
                                               1995         1994        1993
                                                       (In thousands)


Deferred tax expense (benefit),
exclusive of adjustments for
changes in tax rates                    $        926         (93)      (5,408)
Adjustments to deferred tax
assets and liabilities for
enacted changes in tax rates                     -           -             98

Total deferred tax expense (benefit)    $        926         (93)      (5,310)



The tax effects of temporary  differences  that give    rise  to significant
portions of the deferred tax assets and deferred tax liabilities at December 31, 1995, 1994, and 1993, are presented below:


                                                         December 31,
                                                      1995          1994
                                                       (In thousands)


Deferred tax assets:
    Future policy benefits, excess of
    financial accounting liability
    over tax liability                            $      86,358        81,849
    Mortgage loans, principally due
    to valuation allowances for
    financial accounting purposes                         2,212         2,242
    Real estate, principally due to
    write-downs for financial
    accounting purposes                                   2,089         2,382
    Accrued and unearned investment
    income recognized for tax purposes
    and deferred for financial
    accounting purposes                                   2,311         2,299
    Accrued operating expenses recorded
    for financial accounting purposes
    not currently tax deductible                          2,766         2,451
    Accrued liabilities of discontinued
    operations not currently tax deductible               1,368          -
    Net unrealized losses on securities
    availabe for sale                                     -             1,184
    Other                                                   595           733
Total gross deferred tax assets                          97,699        93,140
Less valuation allowance                                    -             -

Net deferred tax assets                                  97,699        93,140


Deferred tax liabilities:
    Deferred policy acquisition costs,
    principally expensed for tax
    purposes                                            (95,650)      (92,884)
    Debt securities, principally due
    to deferred market discount for tax                  (4,482)         -
    Real estate, principally due to
    differences in tax and financial
    accounting for depreciation                          (1,622)       (1,964)
    Net unrealized gains on securities
    available for sale                                   (8,181)         -
    Other                                                   (51)         (288)

Total gross deferred tax liabilities                   (109,986)      (95,136)

Net deferred tax liabilities                      $     (12,287)       (1,996)



There was no valuation allowance for deferred tax assets at December 31, 1995 and 1994. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Prior to the Tax Reform Act of 1984 (1984 Act), a portion of a life insurance company's income was not subject to tax until it was distributed to stockholders, at which time it was taxed at the regular corporate tax rate. In accordance with the 1984 Act, this income, referred to as policyholders' surplus, would not increase, yet any amounts distributed would be taxable at the regular corporate rate. The balance of this account as of December 31, 1995, is approximately $2,446,000. No provision for income taxes has been made on this untaxed income, as management is of the opinion that no distribution to stockholders will be made from policyholders' surplus in the foreseeable future. Should the balance in the policyholders' surplus account at December 31, 1995, become taxable, the Federal income taxes computed at present rates would be approximately $856,000.

The Company files a consolidated Federal income tax return with its subsidiaries. Allocation of the consolidated tax liability is based on separate return calculations pursuant to the "wait-and-see" method as described in sections 1.1552-1(a)(2) and 1.1502-33(d)(2)(i) of the current Treasury Regulations. Under this method, consolidated group members are not given current credit for net losses until future net taxable income is generated to realize such credits. In accordance with this consolidated tax sharing agreement, tax benefits resulting from discontinued brokerage operation losses totaling $5,669,000 and $2,864,000 for 1995 and 1994 were included in earnings from continuing operations.


(6) TRANSACTIONS WITH CONTROLLING STOCKHOLDER AND AFFILIATES

(A) Life Interest in Libbie Shearn Moody Trust

The Company is the beneficial owner of a life interest (1/8 share), in the trust estate of Libbie Shearn Moody which was previously owned by Mr. Robert
L. Moody, Chairman of  the Board of Directors  of the Company.   The Company
has issued term insurance policies on the life of Mr. Robert L. Moody which are reinsured through agreements with unaffiliated insurance companies. The Company is the beneficiary of these policies for an amount equal to the statutory admitted value of the Trust, which was $20,561,000 at December 31, 1995. The excess of $27,000,000 face amount of the reinsured policies over the statutory admitted value of the Trust has been assigned to Mr. Robert L.
Moody.   The  recorded net  asset  values in  the  accompanying consolidated financial statements for the Company's life interest in the Trust are as follows:


                                                           December 31,
                                                        1995          1994
                                                          (In thousands)


Original valuation of life interest at
February  26, 1960                                 $     13,793        13,793
Less accumulated amortization                            (8,587)       (8,307)

Net asset value of life interest in the Trust      $      5,206         5,486



Income from the Trust and related expenses reflected in the accompanying consolidated statements of earnings are summarized as follows:


                                                Years Ended December 31,
                                              1995        1994        1993
                                                     (In thousands)


Income distributions                   $      3,085      2,937        2,596
Deduct:
    Amortization                               (280)      (279)        (275)
    Reinsurance premiums                       (212)      (188)        (162)

Net income from life interest
in the Trust                           $      2,593      2,470        2,159



(B) Common Stock

Mr. Robert L. Moody, Chairman of the Board of Directors, owns 198,074 of the total outstanding shares of the Company's Class B common stock and 1,160,896 of the Class A common stock.

Holders of the Company's Class A common stock elect one-third of the Board of Directors of the Company, and holders of the Class B common stock elect the remainder. Any cash or in-kind dividends paid on each share of Class B common stock shall be only one-half of the cash or in-kind dividends paid on each share of Class A common stock. Also, in the event of liquidation of the Company, the Class A stockholders shall first receive the par value of their shares; then the Class B stockholders shall receive the par value of their shares; and the remaining net assets of the Company shall be divided between the stockholders of both Class A and Class B common stock, based on the number of shares held.


(7) PENSION PLANS

The Company has a qualified noncontributory pension plan covering substantially all full-time employees. The plan provides benefits based on the participants' years of service and compensation. The Company makes annual contributions to the plan that comply with the minimum funding provisions of the Employee Retirement Income Security Act. A summary of plan information is as follows:

Pension costs (credits) include the following components:


                                                 Years Ended December 31,
                                              1995         1994        1993
                                                      (In thousands)


Service cost-benefits earned
during the period                       $        143         218          156
Interest cost on projected benefit               510         498          481
obligations
Actual return on plan assets                    (962)        112         (321)
Net amortization and deferral                    427        (622)        (258)

Net pension cost                        $        118         206           58



The following sets forth the plan's funded status and related amounts recognized in the Company's balance sheet as of:


                                                           December 31,
                                                        1995          1994
                                                          (In thousands)


Actuarial present value of benefit
obligations:
    Accumulated benefit obligations,
    including vested benefits of
    $7,562,000 and $5,565,000,
    respectively                                  $      (7,961)       (5,906)

Projected benefit obligations for service
rendered to date                                  $      (8,199)       (6,317)
Plan assets at fair market value primarily
consisting of equity and fixed
income securities                                         6,557         5,513

Projected benefit obligations in excess
of plan assets                                           (1,642)         (804)
Unrecognized net transitional asset at
January 1, 1987 being recognized over
employees' average remaining
service of 15 years                                        (319)         (374)
Prior service cost not yet recognized in net
periodic pension cost                                      (236)         (266)
Unrecognized net losses from past experience
different from that assumed                               2,174         1,058
Adjustment to recognize minimum liability                (1,381)           (7)

Accrued pension cost                              $      (1,404)         (393)



The discount rate used in determining the actuarial present value of the projected benefit obligations was 7.0% for 1995 and 8.75% for 1994. The projected increase in future compensation levels was based on a rate of 5.0% and 6.0% for 1995 and 1994, respectively. The projected long-term rate of return on plan assets was 8.5% for 1995 and 1994.

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

Pension costs include the following components:



                                                  Years Ended December 31,
                                                 1995       1994       1993
                                                       (In thousands)


Service cost-benefits earned
during the period                           $     71         91          63
Interest cost on projected benefit
obligations                                      153        158          98
Net amortization and deferral                     78        129          68

Net pension cost                            $    302        378         229



The following sets forth the plan's funded status and related amounts recognized in the Company's balance sheet as of:



                                                            December 31,
                                                         1995          1994
                                                           (In thousands)


Actuarial present value of benefit
obligations:

    Accumulated benefit obligations,
    including vested benefits of
    $1,545,000 and $640,000,
    respectively                                   $     (1,550)         (670)


Projected benefit obligations for service
rendered to date                                         (2,532)       (1,749)
Plan assets at fair market value                          -             -

Projected benefit obligations in excess of
plan assets                                              (2,532)       (1,749)
Unrecognized net transitional obligation at
January 1, 1991, being recognized over
employees' average remaining service
of 12 years                                                 598           677
Unrecognized net losses from past experience
different from that assumed                                 582            22
Adjustment to recognize minimum liability                  (198)          -

Accrued pension cost                               $     (1,550)       (1,050)



The discount rate used in determining the actuarial present value of the projected benefit obligations was 7.0% for 1995 and 8.75% for 1994. The projected increase in future compensation levels was based on a rate of 5.0% and 6.0% for 1995 and 1994, respectively.

In addition to the defined benefit plans, the Company has a qualified 401(k) plan for substantially all full-time employees and a non-qualified deferred compensation plan primarily for senior officers. The Company makes annual contributions to the 401(k) plan of two percent of each employee's compensation. Additional Company matching contributions of up to two percent of each employee's compensation are also made each year based on the employee's personal level of salary deferrals to the plan. All Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 1995 and 1994, Company contributions totaled $201,000 and $198,000.

The non-qualified  deferred  compensation  plan  was  established  to  allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional Company contributions. Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 1995 and 1994, Company contributions totaled $55,000 and $45,000, respectively.


(8) SHORT-TERM BORROWINGS

The Company has available a $60 million bank line of credit primarily for cash management purposes relating to investment transactions. The Company is required to maintain a collateral security deposit in trust with the bank equal to 120% of any outstanding liability. The Company had no outstanding liabilities or collateral security deposits with the bank at December 31, 1995 and 1994. The average interest rate on borrowings for the year ended December 31, 1994 was 4.45%. The Company had no borrowings on the line of credit during 1995.


(9) COMMITMENTS AND CONTINGENCIES

(A) Current Regulatory Issues

In December, 1995, the National Association of Insurance Commissioners adopted for statutory accounting practices Actuarial Guideline 33, previously referred to as Actuarial Guideline GGG. This reserve guideline, which has not been adopted by any states at this time, helps define the minimum reserves for policies with multiple benefit streams, such as two-tier annuities.

As of December 31, 1995, the Company's statutory reserving practices for two-tier annuities follow an agreement reached in 1993 with its state of domicile, Colorado. This agreement requires the Company to phase-in a different reserve basis by the end of 1996. The agreement states the acceptable difference between the target reserve and the statutory reserve held by the Company will meet the following schedule:



          December 31, 1995        $5,000,000
          December 31, 1996             -



The Company has met the above scheduled difference for December 31, 1995. However, in 1995, the Company entered into discussions with the Colorado Division of Insurance (the Division) to implement Actuarial Guideline 33 and to phase it in over a three-year period as allowed by the guideline. In
January, 1996, the Division approved the proposal for this three-year phase-in. The effect on the Company's statutory financial statements will not be significant, since the previous agreement with the Division was similar to the final guideline. Also, the guideline does not affect the Company's policy reserves which are prepared under generally accepted accounting principles as reported in the accompanying consolidated financial statements.

(B) Legal Proceedings

On March 28, 1994, the Community College District No. 508, County of Cook and State of Illinois (The City Colleges) filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against National Western Life Insurance Company (the Company) and
subsidiaries of  The  Westcap Corporation.    The suit  seeks  rescission of
securities purchase transactions by The City Colleges from Westcap between September 9, 1993 and November 3, 1993, alleged compensatory damages, punitive damages, injunctive relief, declaratory relief, fees, and costs.
National Western is named as a "controlling person" of the Westcap defendants. On February 1, 1995, the complaint was amended to add a RICO count for treble damages and claims under the Texas securities and consumer fraud laws, and to add additional defendants. Westcap and the Company are of the opinions that Westcap has adequate documentation to validate all such securities purchase transactions by The City Colleges, and that Westcap and
the Company each  have adequate  defenses to the  litigation.   Although the
alleged damages would be material to the Company's and Westcap's financial positions, a reasonable estimate of any actual losses which may result from
this suit  cannot be  made at  this time.   A  judicial ruling  favorable to
Westcap has been made requiring resolution of the suit against Westcap through binding arbitration. The lawsuit against the Company was suspended
pending  determination  of  the  arbitration   proceeding  against  Westcap.
Arbitration proceedings are currently set to begin in August, 1996.

On February 1, 1995, the San Antonio River Authority (SARA) filed a complaint in the 285th Judicial District Court, Bexar County, Texas, against Kenneth William Katzen (Katzen), Westcap Securities, L.P., The Westcap Corporation (Westcap), and National Western Life Insurance Company (the Company). The suit alleges that Katzen and Westcap sold mortgage-backed security derivatives to SARA and misrepresented these securities to SARA. The suit alleges violations of the Federal Securities Act, Texas Securities Act, Deceptive Trade Practices Act, breach of fiduciary duty, fraud,
negligence, breach of contract, and seeks attorney's  fees.   The Company is
named as a "controlling person" of the Westcap defendants.   Westcap and the
Company are of the opinions that Westcap has adequate documentation to validate all securities purchases by SARA and that the Company and Westcap have adequate defenses to such suit. Although the alleged damages would be material to Westcap's financial condition, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The Company and Westcap have denied all allegations and the parties have initiated discovery. The case is set for trial on April 8, 1996.

On June 9, 1995, Charles McCutcheon, as Sheriff of Palm Beach County, Florida, served The Westcap Corporation, Westcap Securities, Inc., Westcap Government Securities, Inc., individual officers and directors of the Westcap entities, and National Western Life Insurance Company as defendants with a complaint filed in the U.S. District Court for the Southern District of Florida. The Complaint alleges that the Westcap entities improperly sold certain derivative securities to the Plaintiff and did not disclose the high risk of these securities to the Plaintiff, who suffered financial losses
from the investments.   The  Company is  sued as  a "controlling  person" of
Westcap, and it is alleged that the Company is responsible and liable for the alleged wrongful conduct of Westcap. The suit seeks rescission of the investments, alleged damages, punitive and exemplary damages, attorneys' fees, and injunction. On October 13, 1995, the U.S. District Judge ordered arbitration of Plaintiff's claims against the Westcap entities and stayed all proceedings pending outcome of the arbitration. Although the alleged damages would be material to Westcap's financial condition, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The Company and Westcap deny the allegations and believe they each have adequate defenses to such suit.

On July 5, 1995, San Patricio County, Texas, filed suit in the District Court of San Patricio County, Texas, against National Western Life Insurance Company (the Company) and its chief executive officer, Robert L. Moody. The suit arises from derivative investments purchased by San Patricio County from Westcap Securities, L.P. or Westcap Government Securities, Inc., affiliates of The Westcap Corporation, a wholly owned subsidiary of the
Company. The suit alleges that the Westcap affiliates were controlled by the Company and Mr. Moody and that they are responsible for the alleged wrongful acts of the Westcap affiliates in selling the securities to the Plaintiff. Plaintiff alleges that the Westcap affiliates violated duties and responsibilities owed to the Plaintiff related to its investment recommendations and the decisions made by Plaintiff, and alleges that the
Plaintiff was  financially damaged  by such  actions of  Westcap.   The suit
seeks rescission of the investments and actual and punitive damages of unspecified amounts. Although the alleged damages would be material to Westcap's financial condition, a reasonable estimate of any actual losses
which may result from this suit cannot be made at this time.   The Company
believes that it has adequate defenses to such suit and denies the allegations. The parties have initiated discovery.

On September  13,  1995,  Michigan  South  Central    Power Agency  filed  a
complaint in The  United States District  Court for the  Western District of
Michigan against Westcap Securities Investment, Inc., Westcap Securities, L.P., Westcap Securities Management, Inc., The Westcap Corporation, National
Western Life Insurance Company (the  Company), and others.   The suit alleges
that salesmen of Westcap sold mortgage-backed securities to the Plaintiff and misrepresented these securities in violation of Federal and state
securities laws and common law.   The  Company  is named  as  a "controlling
person" of  the Westcap  defendants.   Westcap and  the  Company are  of the
opinions that they have adequate defenses to the suit. Although the alleged damages would be material to Westcap's financial condition, a reasonable estimate of any actual losses which may result from the suit cannot be made at this time. The Company and Westcap deny all allegations.

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

Although the alleged damages for all of the above-described suits and arbitration claims would be material to the financial positions of the Company and The Westcap Corporation, a reasonable estimate of actual losses which may result from any of these claims cannot be made at this time. Accordingly, no provision for any liability that may result from these actions has been recognized in the consolidated financial statements.

National Western Life Insurance Company is also currently a defendant in several other lawsuits, substantially all of which are in the normal course of business. In the opinion of management, the liability, if any, which may rise from these lawsuits would not have a material adverse effect on the Company's financial condition. The Company settled several lawsuits during 1994 and 1993. Other income totaling $955,000 and $1,720,000 from these settlements has been reflected in the accompanying statements of earnings for the years ended December 31, 1994 and 1993, respectively.

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

The Company had commitments to extend credit relating to mortgage loans totaling $211,000 at December 31, 1995. Commitments to extend credit are legally binding agreements to lend to a customer that generally have fixed expiration dates or other termination clauses and may require payment of a fee. These commitments do not necessarily represent future liquidity requirements, as some of the commitments could expire without being drawn upon. The Company evaluates each customer's creditworthiness on a case-by-case basis. The Company also had commitments to purchase investment securities totaling $4,710,000 at December 31, 1995.

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

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations. The Company will continue to monitor and revise its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities. Other insurance operating expenses related to state guaranty association assessments totaled $2,371,000, $4,869,000, and $4,583,000 for the years ended December 31, 1995, 1994, and 1993, respectively.


(10) STOCKHOLDERS' EQUITY

(A)  Dividend Restrictions

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The restrictions are based on statutory earnings and surplus levels of the Company. The maximum dividend payment which may be
made without prior approval in 1996 is $28,992,000.    The Company has never
paid cash dividends on its common stock, as it follows a policy of retaining any earnings in order to finance the development of business and to meet increased regulatory requirements for capital.

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


All of the 13,496 shares that were granted have been issued and are outstanding as of December 31, 1995.

(D)  Stock and Incentive Plan

During 1995 the Company adopted the  National Western Life Insurance Company
1995 Stock and Incentive Plan  (the Plan).   The Plan  provides for the grant
of any or all of the following types of awards to eligible employees: (1) stock options, including incentive stock options and non-qualified stock
options;  (2)   stock appreciation rights,  in tandem with  stock options or
freestanding;   (3)   restricted stock;  (4)   incentive awards;  and (5)
performance awards.

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

All of the employees of the Company and its subsidiaries are eligible to participate in the Plan. In addition, directors of the Company, other than Compensation and Stock Option Committee members, are eligible for restricted stock awards, incentive awards, and performance awards. Non-employee directors, including members of the Compensation and Stock Option Committee, are eligible for non-discretionary stock options. On May 19, 1995, the Committee approved the issuance of 52,500 non-qualified stock options to selected officers of the Company. The Committee also granted 7,000 non-qualified, non-discretionary stock options to non-employee Company directors. The stock options begin to vest following three full years of service to the Company after date of grant, with 20% of the options to vest at the beginning of the fourth year of service, and with 20% thereof to vest at the beginning of each of the next four years of service. The exercise price of the stock options was set at the fair market value of the common stock on the date of grant, May 19, 1995, which was $38.125 per share.

In October, 1995, the FASB issued SFAS  No. 123, "Accounting for Stock-Based
Compensation."    This   statement  establishes  financial   accounting  and
reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to measure compensation cost for plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to continue applying the accounting methods in Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the
service period, which  is usually  the vesting period.   For  stock options,
fair value  is determined  using  an option  pricing model  that  takes into
account various information  and assumptions  regarding the   Company's stock
and options. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

The Company  anticipates that it   will  continue to  apply  the  accounting
methods prescribed by Opinion 25 for its existing stock and incentive plan. Therefore, the implementation of this statement will not affect the Company's results of operations. However, as required by this statement, disclosure information will be provided in the Company's financial statements reflecting costs that would have been recorded under the fair value based method. The statement will be implemented in 1996.


(11) FOREIGN SALES AND SIGNIFICANT AGENCY RELATIONSHIPS

Total direct premium revenues and universal life and annuity contract deposits related to insurance written in foreign countries, primarily Central and South America, were approximately $57,407,000, $53,846,000, and $57,450,000, for the years ended December 31, 1995, 1994, and 1993, respectively.

A significant portion of the Company's universal life and investment annuity contracts are written through one agency. Such business accounted for approximately 11%, 20%, and 44% of total direct premium revenues and universal life and investment annuity contract deposits for 1995, 1994, and 1993, respectively.


(12) SEGMENT INFORMATION

A summary of financial information for the Company's two industry segments follows:


                               Life     Discontinued
                             Insurance    Brokerage         (B)   Consolidated
                            Operations   Operations     Adjustments   Amounts
                                             (In thousands)


Gross revenues:
    1995                $     287,816      5,112 (A)       (5,693)     287,235
    1994                      278,431     40,208 (A)      (41,881)     276,758
    1993                      273,363    105,923 (A)     (107,579)     271,707

Net earnings (losses):
    1995                $      35,634      (16,350)           -         19,284
    1994                       37,172       (2,936)           -         34,236
    1993                       34,892       21,832            -         56,724

Identifiable assets:
    1995                $   2,952,282        6,177            -      2,958,459
    1994                    2,702,184      232,057        (19,187)   2,915,054
    1993                    2,590,537      372,301        (21,787)   2,941,051


Notes to Table:

(A) These amounts are not reported as revenues in the accompanying consolidated financial statements, as the segment has been discontinued. Instead, gross revenues are reported net of expenses and taxes as a separate
line  item   identified  as   discontinued  operations.      This  reporting
classification is used to clearly separate discontinued operations from continuing operations of the consolidated entity.

(B) These amounts include both consolidating eliminations and adjustments for reporting discontinued brokerage operations as described in note (A) above.




(13) UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations are summarized as follows:


                                   First      Second       Third      Fourth
                                  Quarter     Quarter     Quarter     Quarter
                                     (In thousands except per share data)


1995:
Revenues                     $     70,506      72,058      69,930      74,741

Earnings from continuing
operations                   $      7,057       8,894      11,784       7,899
Losses from discontinued
operations                         (1,733)     (1,484)    (13,133)       -
Net earnings (losses)        $      5,324       7,410      (1,349)      7,899

Per Share:
Earnings from continuing
operations                   $       2.03        2.54        3.38        2.27
Losses from discontinued
operations                          (0.50)      (0.42)      (3.77)       -
Net earnings (losses)        $       1.53        2.12       (0.39)       2.27


1994:
Revenues                     $     68,815      69,135      70,723      68,085

Earnings from continuing
operations                   $      8,961       9,000      11,459       7,752
Earnings (losses) from
discontinued operations              (450)      1,194         288      (3,968)
Net earnings                 $      8,511      10,194      11,747       3,784


Per Share:
Earnings from continuing
operations                   $       2.57        2.59        3.29        2.21
Earnings (losses) from
discontinued operations             (0.13)       0.34        0.08       (1.13)
Net earnings                 $       2.44        2.93        3.37        1.08




The fourth quarter net earnings in 1995 reflect the following significant items:

Continuing Operations: Earnings from insurance operations, excluding net realized gains and losses on investments, for the quarter ended December 31, 1995, were $8,345,000 compared to $8,311,000 for the fourth quarter of 1994. However, fourth quarter 1994 earnings included a $2.9 million tax benefit resulting from the Company's subsidiary brokerage losses, whereas 1995 fourth quarter earnings do not include such a benefit because the total 1995
tax benefit had been recognized  as of September 30, 1995.   The tax benefit
was recognized  in accordance with the  Company's  tax allocation  agreement
with its  subsidiaries.   Excluding  the  tax benefit,  1995  fourth quarter
earnings  were   up  $2.9   million  over   the  comparable   1994  quarter.
Contributing to the increased earnings were insurance revenues, excluding realized gains and losses on investments, which were up $6,482,000, or 9.4%, from the 1994 fourth quarter. The increase in revenues was offset somewhat by higher life insurance benefit claims and other policy and contract related expenses.

Discontinued Operations:    Third  quarter  1995  losses  from  discontinued
brokerage operations included estimated future operating losses, as well as estimated costs to cease brokerage operations, and resulted in the complete write-off of the Company's investment in Westcap on a consolidated basis. Accordingly, no earnings or losses were reported for the discontinued operations for the fourth quarter of 1995, as the investment in Westcap was previously written-off and there have been no significant changes in estimated costs to close the brokerage operations.

The fourth quarter net earnings in 1994 reflect the following significant items:

Continuing Operations: Other insurance operating expenses were up significantly, as fourth quarter 1994 expenses included a charge of $2,636,000, net of taxes, or $0.76 per share, for state guaranty fund assessments relating to insolvent insurance companies.

Discontinued Operations: Fourth quarter 1994 net losses from the Company's discontinued brokerage operations, The Westcap Corporation, totaled $3,968,000, or $1.13 per share, compared to net earnings of $7,309,000, or $2.10 per share, for the fourth quarter of 1993. Volatile bond market conditions due to increasing market interest rates was the major factor for lower production, coupled with adverse publicity about litigation which led to the decline in sales and earnings.


(14) FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Policy loans: The fair value for policy loans is calculated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 1995 and 1994. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts. As a result, these assumptions incorporate both Company experience and mortality assumptions associated with such contracts.

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

Assets of discontinued  operations:  These  assets consist of  cash, trading
securities, and  securities purchased  under agreements  to resell.   Trading
securities are based on quoted market prices.   The carrying amount and fair
value of securities purchased under agreements to resell are the amounts at which the securities will be subsequently resold as specified in the respective agreements.

Investment and supplemental contracts:    Fair   value   of  the  Company's
liabilities for deferred investment annuity contracts is estimated to be the cash surrender value of each contract. The cash surrender value represents the policyholder's account balance less applicable surrender charges. The fair value of liabilities for immediate investment annuity contracts and supplemental contracts with and without life contingencies is estimated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 1995 and 1994.

Fair value for the Company's insurance contracts other than investment contracts is not required to be disclosed. This includes the Company's traditional and universal life products. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company's overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance and investment contracts.

Liabilities of discontinued operations: These liabilities consist of short-term borrowings, securities sold not yet purchased, and securities sold under agreements to repurchase. The carrying amount of the Company's borrowings approximates its fair value due to the short duration of the borrowing periods. Securities sold not yet purchased are carried at fair values determined in the same manner as investment securities described above. The carrying amounts and fair values of securities sold under agreements to repurchase are the amounts at which the securities will be subsequently repurchased as specified in the respective agreements.

The carrying amounts and fair values of the Company's financial instruments are as follows:


                               December 31, 1995        December 31, 1994
                              Carrying      Fair      Carrying      Fair
                               Value       Value        Value       Value
                                             (In thousands)


ASSETS
Investments in debt and
equity securities:
  Securities held to
  maturity                  $  1,643,211   1,726,469    1,605,813   1,488,063
  Securities available
  for sale                       600,794     600,794      354,300     354,300

Cash and short-term
investments                       10,024      10,024       17,723      17,723
Mortgage loans                   191,674     202,512      189,632     200,696
Policy loans                     147,923     171,816      151,487     147,858
Life interest in Libbie
Shearn Moody Trust                 5,206      20,561        5,486      22,507
Assets of discontinued
operations:
  Cash                             5,646       5,646        3,524       3,524
  Trading securities                 -           -         69,666      69,666
  Securities purchased
  under agreements
  to resell                          -           -        153,971     153,971


LIABILITIES

Deferred investment
annuity contracts           $  1,843,793   1,607,360    1,681,797   1,458,303
Immediate investment
annuity and
supplemental contracts           137,254     145,644      117,234     116,943
Liabilities of
discontinued operations:
    Short-term borrowings            -           -         29,698      29,698
    Securities sold not
    yet purchased                    -           -         87,336      87,336
    Securities sold under
    agreements
    to repurchase                    -           -         91,781      91,781


Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.


(15)  DISCONTINUED BROKERAGE OPERATIONS

(A)  Plan to Cease Brokerage Operations

Effective July 17, 1995,  The Westcap Corporation (Westcap),  a wholly owned
brokerage  subsidiary   of   National   Western   Life  Insurance   Company,
discontinued all sales and trading activities in its Houston, Texas, office. In September, 1995, Westcap approved a plan to close its remaining sales office in New Jersey and to cease all brokerage operations.

In connection with the plan, as of December 31, 1995, Westcap's assets are being carried at their estimated fair value, and its liabilities include estimated costs to dispose of assets and estimated future costs to cease operations. These estimated costs consist primarily of operating and legal expenses based on a reasonable time period to cease operations. The preparation of Westcap's 1995 financial statements required assumptions by management that included assumptions regarding the fair value of assets and expenses to be incurred. Variations between these assumptions and actual results could result in a change in the estimated fair value of assets recorded in Westcap's 1995 financial statements. However, management believes that, based on information currently available, any differences in recoveries on its assets in the future from the existing carrying values thereof will not have a material effect on the financial statements.

As a result of the plan and in accordance with generally accepted accounting principles, the assets and liabilities of Westcap have been reclassified in the accompanying consolidated balance sheets to separately identify them as assets and liabilities of the discontinued operations. Earnings and losses from the discontinued brokerage operations have also been reflected separately from continuing operations of the Company in the accompanying consolidated financial statements. The 1995 losses from discontinued operations include estimated future operating losses as well as estimated costs to cease brokerage operations totaling $6,381,000 and have resulted in the complete write-off of National Western Life Insurance Company's investment in Westcap on a consolidated basis.

(B)  Summary Financial Statements and Significant Disclosures

A summary of  Westcap's financial statements  for the years  ended September
30, 1995, 1994,  and 1993 is  provided below.   Westcap's fiscal  year-end is
September  30.    Although  reported  in  detail  below,  these  assets  and liabilities have been aggregated and reported as assets and liabilities of discontinued operations in the accompanying financial statements. Likewise, all revenues and expenses have been netted and reported separately in the accompanying financial statements as earnings or losses from discontinued operations.


                                                   September 30,
                                           1995         1994        1993
                                                   (In thousands)


Assets:
    Cash                                $      5,646       3,524        8,514
    Receivables from customers
    and brokers                                 -            675       55,163
    Trading securities                          -         69,666      116,918
    Securities purchased under
    agreements to resell                        -        153,971      186,896
    Other assets                                 531       4,221        4,810

                                        $      6,177     232,057      372,301


Liabilities and Stockholder's Equity:
    Short-term borrowings               $       -         29,698       82,852
    Payables to customers and brokers           -          3,692       39,422
    Securities sold not yet purchased           -         87,336       78,835
    Securities  sold under agreements
    to repurchase                               -         91,781      127,971
    Other liabilities                          7,430       2,823       22,840
    Stockholder's equity                      (1,253)     16,727       20,381

                                        $      6,177     232,057      372,301


Revenues                                $      5,112      40,208      105,923

Expenses                                      22,715      43,144       84,091

Net earnings (losses)                   $    (17,603)     (2,936)      21,832



The following disclosures refer to the assets, liabilities, and operations items of Westcap as detailed above.

Significant Accounting Policies: Trading securities are carried at fair value. Unrealized gains and losses on trading securities are included in revenues.

Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as financing transactions, collateralized by negotiable securities, and carried at the amounts at which the securities will be subsequently resold or repurchased as specified in the respective agreements.

Receivables from and payables to customers and brokers and dealers represent the contract value of securities which have not been delivered or received as of settlement date. The receivables from customers and brokers and dealers are collateralized by securities held by or due to subsidiaries of The Westcap Corporation.

Securities transactions and related revenues and expenses, except trading profits, are recorded on a settlement date basis. Trading profits are recorded on a trade date basis. Other revenues and expenses related to securities transactions executed but not yet settled as of year-end were not material to the financial position and results of operations of Westcap.

Capital Requirements: The Westcap Corporation conducted its brokerage operations through a limited partnership, Westcap Securities, L.P. (Westcap L.P.). Westcap L.P. was subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which required the maintenance of minimum net capital. The limited partnership elected to be subject to the Alternative Net Capital requirement which required the partnership to, at all times, maintain net capital equal to the greater of $250,000 or 2% of aggregate debit items computed in accordance with the formula for the determination of Reserve Requirements for Brokers and Dealers. At September 30, 1995, Westcap L.P. had a net capital deficit of $1,499,000 which was $1,749,000 below its required net capital of $250,000.

In anticipation of an Order Instituting Public Administrative Proceedings, Making Findings and Imposing Remedial Sanctions (Order) being entered pursuant to Sections 15(b) and 19(h) of the Securities Exchange Act of 1934 by the Securities and Exchange Commission (Commission), on February 8, 1996, Westcap L.P. submitted an offer of settlement to the Commission whereby it consented, without admitting or denying the findings in the Order, to the entry of an Order of the Commission making findings, revoking Westcap L.P.'s registration with the Commission, and requiring payment to the Commission of
(i) $445,341 disgorgement, (ii) prejudgement interest  of $83,879, and (iii)
civil penalty of $300,000.   Such an Order was entered  by the Commission on
February 14, 1996. In compliance with the Order, Westcap L.P. made payment to the Commission of $829,220 on March 5, 1996.

Short-Term Borrowings: Certain subsidiaries of The Westcap Corporation have arrangements with a financial institution whereby the institution performs clearing functions for all securities transactions with customers and brokers and dealers. These arrangements include revolving line of credit agreements which bear interest at variable rates based on Federal funds rates and are due on demand. Borrowings under these arrangements are guaranteed by Westcap and collateralized by trading securities and certain customers' and brokers' and dealers' unpaid securities, which at September 30, 1994, had aggregate market values of approximately $35,354,000. There
were no  short-term  borrowings  outstanding at  September  30,  1995.   The
average interest rates on borrowings for the years ended September 30, 1995 and 1994, were 6.26% and 4.60%, respectively.

Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase: At September 30, 1994, securities purchased under agreements to resell by Westcap were collateralized by U.S. Government and agencies' securities with market values of approximately $152,753,000. These agreements had maturity dates ranging from one to ninety days and weighted average interest rates of 4.2%. There were no securities purchased
under agreement to  resell at September  30, 1995.   During the  years ended
September 30, 1995  and 1994, the  maximum month-end balance  of outstanding
agreements was $136,906,000  and   $270,854,000, and  the average  amount of
outstanding agreements was $68,876,000 and $197,327,000, respectively. Risks arise from the possible inability of counterparties to meet the terms of their agreements and from movements in securities' values.

At September 30, 1994, securities sold under agreements to repurchase by Westcap were collateralized by U.S. Government and agencies' securities with market values of approximately $93,025,000. These agreements had maturity dates ranging from one to ninety days and weighted average interest rates of 4.8%. There were no securities sold under agreements to repurchase at September 30, 1995. During the years ended September 30, 1995 and 1994, the maximum month-end balance of outstanding agreements was $125,864,000 and $245,564,000, and the average amount of outstanding agreements was $54,322,000 and $169,187,000, respectively.

When-Issued and  Forward  Contracts:   In  the  normal  course of  business,
Westcap entered into when-issued and forward contracts principally related to
mortgage-backed and U.S. Government securities issues.   These contracts are
for delayed delivery of securities in which the seller agrees to make delivery at a specified future date of a specified instrument, at a specified price. These securities issues may have settlement dates ranging
from several  weeks  to  several months  after  trade  date.   Revenues  and
expenses related to such contracts are recognized on settlement date. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. At September 30, 1994, the approximate amount of unsettled when-issued and forward purchase and sale contracts were $73,009,000 and $73,431,000,
respectively.   These contracts  principally related  to obligations  of the
U.S. Government and its agencies.   There were no  unsettled when-issued and
forward purchase and sale contracts at September 30, 1995.

During the year ended September 30, 1994, Westcap adopted the provisions of SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires disclosure of certain fair value information regarding derivative financial instruments. During 1994, the average fair value of when-issued purchase and sale contracts were approximately $4,789,000 and $2,602,000, respectively. At September 30, 1994, the fair value of when-issued and forward purchase and sale contracts were approximately $68,146,000 and $68,632,000, respectively. For the year ended September 30, 1994, Westcap recognized a net gain of approximately $12,079,000 from such transactions. There were no significant transactions during 1995 in when-issued purchase and sale contracts.



               NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                      SCHEDULE I
                                SUMMARY OF INVESTMENTS
                 OTHER THAN INVESTMENTS IN RELATED PARTIES
                             December 31, 1995
                               (In thousands)


                                                                      Balance
                                               (1)        Market       Sheet
Type of Investment                            Cost         Value       Amount


Fixed maturity bonds:
    Securities held to maturity:
        United States government and
        government agencies and
        authorities                      $    35,764       36,026      35,764
        States, municipalities, and
        political subdivisions                47,574       51,311      47,574
        Foreign governments                   48,286       51,316      48,286
        Public utilities                     227,449      239,529     227,449
        Corporates                           771,716      815,002     771,716
        Mortgage-backed                      510,004      530,867     510,004
    Total securities held to
    maturity                               1,640,793    1,724,051   1,640,793

    Securities available for sale:
        United States government and
        government agencies and
        authorities                            2,948        3,311       3,311
        Public utilities                      54,677       57,430      57,430
        Corporates                           103,884      115,337     115,337
        Mortgage-backed                      375,219      398,856     398,856
     Total securities available
     for sale                                536,728      574,934     574,934

Total fixed maturity bonds                 2,177,521    2,298,985   2,215,727

Equity securities:
     Securities available for sale:
           Common stocks:
              Public utilities                   192          263         263
              Banks, trust and
              insurance companies                195        1,716       1,716
              Industrial and other                87          198         198
           Preferred stocks                   23,925       23,683      23,683
Total equity securities                       24,399       25,860      25,860

Mortgage loans                               183,506                  177,838
Policy loans                                 147,923                  147,923
Other long-term investments                   33,122 (2)               30,970
Cash and short-term investments               10,024                   10,024
Total investments other than
investments in related parties           $ 2,576,495                2,608,342


(Continued on next page)




               NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                 SCHEDULE I, CONTINUED
                                 SUMMARY OF INVESTMENTS
                       OTHER THAN INVESTMENTS IN RELATED PARTIES
                                   December 31, 1995
                                    (In thousands)


Notes to Schedule I

(1) Fixed maturity bonds are shown at amortized cost, mortgage loans are shown at unpaid principal balances before allowances for possible losses of $5,668,000, and real estate is stated at cost before allowances for possible losses of $2,152,000. The following investments in related parties have been excluded: fixed maturity bonds - $2,418,000 and mortgage loans - $13,836,000.

(2) Real estate acquired by foreclosure included in other long-term investments totaled approximately $6,260,000.



               NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                      SCHEDULE V
                          VALUATION AND QUALIFYING ACCOUNTS
                 For the Years Ended December 31, 1995, 1994, and 1993
                                    (In thousands)



                                           (1)
                           Balance      Charged                        Balance
                              at           to                             at
                           Beginning    Costs and    (2)       (3)     End of
   Description             of Period    Expenses  Reductions Transfer  Period




Valuation accounts
deducted from
applicable assets:

Allowance for possible
losse on brokerage
trade receivables:

December 31, 1995          $   1,000       -       (1,000)      -         -

December 31, 1994          $     123       877          -       -      1,000

December 31, 1993          $     125       -           (2)      -        123


Allowance for possible
losses on mortgage loans:

December 31, 1995          $   5,929       -         (261)      -      5,668

December 31, 1994          $   6,849       307       (927)     (300)   5,929

December 31, 1993          $   6,000     2,152       (702)     (601)   6,849


Allowance for possible
losses on real estate:

December 31, 1995          $   1,803       882       (533)      -      2,152

December 31, 1994          $   1,556       318       (371)      300    1,803

December 31, 1993          $   9,950     1,208    (10,203)      601    1,556


(1) Except for expenses related to brokerage trade receivables, which were charged to discontinued operations, these amounts were charged to realized gains and losses on investments.
(2) These amounts were related to charge off of assets against the allowances.
(3) These amounts were transferred to real estate.




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

March 28, 1996
       Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/S/ Arthur O. Dummer
Arthur O. Dummer,                  Frances A. Moody,
Director                           Director

/S/ Harry L. Edwards
Harry L. Edwards,                  Russell S. Moody,
Director                           Director

/S/ E. Douglas McLeod              /S/ Louis E. Pauls, Jr.
E. Douglas McLeod,                 Louis E. Pauls, Jr.,
Director                           Director

/S/ Charles D. Milos, Jr.
Charles D. Milos, Jr.,             E. J. Pederson,
Director                           Director


March 28, 1996
       Date