Form 10-K/A
period 1995-12-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 1996-04-26
CIK 70684

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10-K/A
                              AMENDMENT NO. 1


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




                            INDEX TO FORM 10-K/A
                              AMENDMENT NO. 1


                                                                       Page

Independent  Auditors'  Report,  as  amended   for  subsequent  event
reported in Note 16 to the consolidated financial statements

Note (16) Subsequent Event, as an additional disclosure to the consolidated financial statements

Signatures






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




                                        KPMG Peat Marwick LLP

Austin, Texas
March 1, 1996, except as
to Note 16 which is as
of April 12, 1996







(16) SUBSEQUENT EVENT


On April 12, 1996, The Westcap Corporation and its wholly owned subsidiary, Westcap Enterprises, Inc., separately filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Houston Division. The Westcap Corporation is the successor by merger to Westcap Securities Investment, Inc., and Westcap Securities Management, Inc. Westcap Enterprises, Inc. is the successor by merger to Westcap Securities, L.P. The Westcap Corporation is a wholly owned subsidiary of National Western Life Insurance Company (National Western).

The plan of reorganization filed in the Bankruptcy Court provides for the merger of Westcap Enterprises, Inc. into The Westcap Corporation (Westcap), with the survivor to conduct business as a real estate investment trust under sections 856-58 of the Federal Tax Code. National Western has agreed to participate in the Westcap plan of reorganization by the contribution of approximately $5,000,000 of cash and $5,000,000 of income producing real properties in exchange for a complete settlement and release of any claims by Westcap against National Western and a continuing equity interest in the reorganized entity. The reorganization plan is subject to approval by Westcap's creditors and the Bankruptcy Court.

As previously reported in Note 15 of the consolidated financial statements, National Western's investment in Westcap was completely written off during 1995 as losses of the subsidiary were recognized on a consolidated basis until the subsidiary's equity was reduced to zero. Additional losses relating to the above-mentioned contributions will depend primarily on results of Westcap litigation and claims that will be adjudicated in the bankruptcy proceedings and expenses related to such proceedings.





                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  NATIONAL WESTERN LIFE INSURANCE COMPANY
                                (Registrant)








Date:  April 25, 1996         /S/ Ross R. Moody
                         By:  Ross R. Moody
                              President and Chief Operating Officer



Date:  April 25, 1996         /S/ Robert L. Busby, III
                         By:  Robert L. Busby, III
                              Senior Vice President -
                              Chief Administrative Officer,
                              Chief Financial Officer
                              and Treasurer