Form 10-Q
period 1996-03-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 1996-05-15
CIK 70684

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q


[  X  ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1996

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

Yes [  X  ]     No  [      ]


As of May 10, 1996, the number of shares of Registrant's common stock outstanding was: Class A - 3,291,338 and Class B - 200,000.




          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                   INDEX



Part I.  Financial Information:                                       Page

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets -
March 31, 1996 (Unaudited) and December 31, 1995

Condensed Consolidated Statements of  Operations -
For the Three Months Ended March 31, 1996 and 1995 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity -
For the Three Months Ended March 31, 1996 and 1995 (Unaudited)

Condensed Consolidated Statements of Cash Flows -
For the Three Months Ended March 31, 1996 and 1995 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Part II.  Other Information:

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit 11 - Computation of Earnings per Share -
For the Three Months Ended March 31, 1996 and 1995 (Unaudited)






                          PART I.  FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Thousands)


                                                   (Unaudited)
                                                     March 31,    December 31,
ASSETS                                                  1996          1995


Cash and investments:
    Securities held to maturity, at amortized cost    $ 1,718,570    1,643,211
    Securities available for sale, at fair value          568,423      600,794
    Mortgage loans, net of allowances for possible
    losses ($5,668 and $5,668)                            190,780      191,674
    Policy loans                                          149,277      147,923
    Other long-term investments                            29,832       30,970
    Cash and short-term investments                         8,649       10,024

Total cash and investments                              2,665,531    2,624,596

Accrued investment income                                  35,060       36,127
Deferred policy acquisition costs                         282,861      270,167
Other assets                                               18,409       21,392
Assets of discontinued operations                           4,573        6,177

                                                      $ 3,006,434    2,958,459


Note:   The balance  sheet at  December  31, 1995  has been  taken  from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.



             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands Except Shares Outstanding)


                                                   (Unaudited)
                                                     March 31,    December 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY              1996           1995


LIABILITIES:

Future policy benefits:
  Traditional life and annuity products              $   174,462      174,946
  Universal life and investment annuity
  contracts                                            2,430,745    2,401,098
Other policyholder liabilities                            23,863       22,833
Federal income taxes payable:
   Current                                                 5,125          413
   Deferred                                                8,739       12,287
Other liabilities                                         43,980       28,718
Liabilities of discontinued operations                     4,573        6,177

Total liabilities                                      2,691,487    2,646,472


COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:

Common stock:
  Class A  -  $1 par value; 7,500,000 shares
  authorized;  3,291,338 shares issued and
  outstanding in 1996 and 1995                             3,291        3,291
  Class B  -  $1  par value;  200,000 shares
  authorized, issued and outstanding in 1996
  and 1995                                                   200          200
Additional paid-in capital                                24,647       24,647
Net unrealized gains on investment securities              9,411       15,195
Retained earnings                                        277,398      268,654

Total stockholders' equity                               314,947      311,987

                                                     $ 3,006,434    2,958,459



Note:   The balance  sheet at  December  31, 1995  has been  taken  from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.





             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)
                     (In Thousands Except Per Share Amounts)



                                                           1996        1995


Premiums and other revenue:
    Life and annuity premiums                         $    4,274        4,853
    Universal life and investment annuity
    contract revenues                                     18,816       17,066
    Net investment income                                 50,655       47,995
    Other income                                           1,101          459
    Realized gains on investments                            623          133

Total premiums and other revenue                          75,469       70,506


Benefits and expenses:
    Life and other policy benefits                         8,678       11,550
    Change in liabilities for future
    policy benefits                                         (484)      (1,250)
    Amortization of deferred policy
    acquisition costs                                      8,361        9,253
    Universal life and investment annuity
    contract interest                                     38,835       34,271
    Other insurance operating expenses                     6,554        6,858

Total benefits and expenses                               61,944       60,682

Earnings from continuing operations before
Federal income taxes                                      13,525        9,824

Provision (benefit) for Federal income taxes:
    Current                                                5,213        2,556
    Deferred                                                (432)         211

Total Federal income taxes                                 4,781        2,767

Earnings from continuing operations                        8,744        7,057

Losses from discontinued operations (net of
Federal income taxes of $100 in 1995)                         -        (1,733)

Net earnings                                          $    8,744        5,324


Earnings (losses) per share of common stock:
Earnings from continuing operations                   $     2.50         2.03
Losses from discontinued operations                           -         (0.50)

Net earnings                                          $     2.50         1.53


See accompanying notes to condensed consolidated financial statements.





             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)
                                  (In Thousands)



                                                            1996        1995


Common stock shares outstanding:
    Shares outstanding at beginning of year
    and end of period                                       3,491       3,488

Common stock:
    Balance at beginning of year and end of period      $   3,491       3,488

Additional paid-in capital:
    Balance at beginning of year and end of period         24,647      24,475

Net unrealized gains (losses) on securities available
for sale, net of effects of deferred policy
acquisition costs and taxes:
    Balance at beginning of year                           15,195      (2,199)
    Change in unrealized gains (losses) during period      (5,524)      4,060
    Amortization of net unrealized gains related to
    transfers of securities available for sale to
    securities held to maturity                              (260)       (343)

Balance at end of period                                    9,411       1,518

Retained earnings:
    Balance at beginning of year                          268,654     249,370
    Net earnings                                            8,744       5,324

Balance at end of period                                  277,398     254,694

Total stockholders' equity                              $ 314,947     284,175



See accompanying notes to condensed consolidated financial statements.





             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)
                                  (In Thousands)



                                                            1996        1995


Cash flows from operating activities:
    Net earnings                                       $    8,744       5,324
    Adjustments to reconcile net earnings to net
    cash from operating activities:
    Universal life and investment annuity
    contract interest                                      38,835      34,271
    Surrender charges                                      (9,937)     (8,532)
    Realized gains on investments                            (623)       (133)
    Accrual and amortization of investment income          (1,583)     (2,198)
    Depreciation and amortization                             180         160
    Increase in insurance receivables
    and other assets                                         (315)       (224)
    Decrease in accrued investment income                   1,067       1,078
    Increase in deferred policy acquisition costs          (1,222)     (3,140)
    Decrease in liability for future policy benefits         (484)     (1,250)
    Increase (decrease) in other policyholder
    liabilities                                             1,030        (609)
    Increase in Federal income taxes payable                7,532       2,867
    Increase in other liabilities                          15,262       3,897

Net cash provided by operating activities                  58,486      31,511

Cash flows from investing activities:
    Proceeds from sales of:
       Securities available for sale                       11,418         106
       Other investments                                      599       1,004
    Proceeds from maturities and redemptions of:
       Securities held to maturity                         21,471      14,099
       Securities available for sale                        3,478       1,274
    Purchases of:
       Securities held to maturity                        (96,694)    (25,371)
       Securities available for sale                         (943)    (45,797)
       Other investments                                     (324)     (1,854)
    Principal payments on mortgage loans                    5,653       2,701
    Cost of mortgage loans acquired                        (3,876)     (4,678)
    Decrease (increase) in policy loans                    (1,354)        772
    Decrease in assets of discontinued operations           1,604       9,017
    Decrease in liabilities of discontinued
    operations                                             (1,604)     (7,098)
    Other                                                     (38)        (64)

Net cash used in investing activities                     (60,610)    (55,889)



(Continued on next page)





             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)
                                  (In Thousands)



                                                           1996        1995


Cash flows from financing activities:
    Deposits to account balances for universal life
    and investment annuity contracts                   $   72,120      97,627
    Return of account balances on universal life
    and investment annuity contracts                      (71,371)    (59,636)

Net cash provided by financing activities                     749      37,991

Net increase (decrease) in cash and short-term
investments                                                (1,375)     13,613
Cash and short-term investments at beginning
of year                                                    10,024      17,723

Cash and short-term investments at end of period       $    8,649      31,336


See accompanying notes to condensed consolidated financial statements.







            NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly-owned subsidiaries (the Company), The Westcap Corporation, NWL Investments, Inc., NWL Properties, Inc., and NWL 806 Main, Inc. The Westcap Corporation ceased brokerage operations during 1995 and, as a result, is reflected as discontinued operations in the accompanying financial statements . All significant intercorporate transactions and accounts have been eliminated in consolidation.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1996, and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

(2) DIVIDENDS

The Company paid no cash dividends on common stock during the three months ended March 31, 1996 and 1995.

(3)  DISCONTINUED BROKERAGE OPERATIONS

On April 12, 1996, The Westcap Corporation and its wholly owned subsidiary, Westcap Enterprises, Inc., separately filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Houston Division. The Westcap Corporation is the successor by merger to Westcap Securities Investment, Inc., and Westcap Securities Management, Inc. Westcap Enterprises, Inc. is the successor by merger to Westcap Securities, L.P. The Westcap Corporation is a wholly owned brokerage subsidiary of National Western Life Insurance Company (National Western).

The plan of reorganization filed in the Bankruptcy Court provides for the merger of Westcap Enterprises, Inc. into The Westcap Corporation (Westcap), with the survivor to conduct business as a real estate investment trust under sections 856-58 of the Federal Tax Code. National Western has agreed to participate in the Westcap plan of reorganization by contributing approximately $5,000,000 of cash and $5,000,000 of income producing real properties in exchange for a complete settlement and release of any claims by Westcap against National Western and a continuing equity interest in the reorganized entity. The reorganization plan is subject to approval by Westcap's creditors and the Bankruptcy Court.

As previously reported, National Western's investment in Westcap was completely written off during 1995 as losses of the subsidiary were recognized on a consolidated basis until the subsidiary's equity was reduced to zero. Additional losses relating to the above-mentioned contributions will depend primarily on results of Westcap bankruptcy proceedings.

(4)   STOCK AND INCENTIVE PLAN

On April 19, 1996, the Compensation and Stock Option Committee approved the issuance of an additional 33,000 non-qualified stock options to selected officers of the Company. The options were granted under the National Western Life Insurance Company 1995 Stock and Incentive Plan (Plan).

The stock options begin to vest following three full years of service to the Company after date of grant, with 20% of the options to vest at the beginning of the fourth year of service, and with 20% thereof to vest at the beginning of each of the next four years of service. The exercise price of the stock options was set at the fair market value of the common stock on the date of grant. Total outstanding stock options under the Plan totaled 92,500 at March 31, 1996.



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

Investments in debt and equity securities are classified and reported into the following categories: held to maturity, available for sale, and trading. The reporting category chosen for the Company's securities investments depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. At March 31, 1996, approximately 24.7% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

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

The Company's overall conservative investment philosophy is reflected in the allocation of investments of its insurance operations which is detailed below as of March 31, 1996 and December 31, 1995. The Company emphasizes debt securities, with smaller holdings in mortgage loans and real estate than industry averages.


                                             Allocation
                                           of Investments
                                      March 31,     December 31,
                                        1996            1995


Debt securities                           84.8  %         84.5  %
Mortgage loans                             7.2             7.3
Policy loans                               5.6             5.6
Equity securities                          1.0             1.0
Real estate                                0.7             0.7
Other                                      0.7             0.9

Totals                                   100.0  %        100.0  %



Portfolio Analysis

The Company maintains a diversified debt securities portfolio which consists of various types of fixed income securities including primarily U.S. government, public utilities, corporate and mortgage-backed securities. Investments in mortgage-backed securities include U.S. government and private issue mortgage-backed pass-through securities as well as collateralized mortgage obligations (CMOs).

At March 31, 1996, securities held to maturity totaled $1.719 billion or 64.5% of total invested assets. The fair value of these securities was
$1.735 billion which reflects gross unrealized gains of $16 million. Unrealized gains on this portfolio declined significantly during the first quarter of 1996, due primarily to increases in market interest rates. Market interest rates rose almost 100 basis points during the quarter ended March 31, 1996.

Securities available for sale totaled $568 million at March 31, 1996, or 21.3% of total invested assets. Equity securities, which are included in securities available for sale, continue to be a small component of the Company's total investment portfolio totaling only $26 million. Securities available for sale are reported in the accompanying financial statements at fair value with changes in values reported as a separate component of stockholders' equity, net of taxes and adjustments to deferred policy acquisition costs. Net unrealized gains on these securities totaled $6.5 million at March 31, 1996, reflecting a decrease of $5.5 million from December 31, 1995, due to increasing market interest rates as previous described.

An important aspect of the Company's investment philosophy is managing the cash flow stability of the portfolio. Because expected maturities of securities may differ from contractual maturities due to prepayments and calls, the Company takes steps to manage and minimize such risks. More specifically, the Company has been increasing its holdings in noncallable corporate securities during 1995 and 1996. Corporate holdings as a percentage of the entire portfolio increased from 32.5% in 1994 to over 40% in 1996.

The Company's holdings of mortgage-backed securities are also subject to prepayment risk, as well as extension risk. Both of these risks are addressed by specific portfolio management strategies. The Company substantially reduces both prepayment and extension risks by investing primarily in collateralized mortgage obligations which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I (PAC I) CMOs, are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

PAC I CMOs account for approximately 90% of the total CMO portfolio as of March 31, 1996. The CMOs that the Company purchases are modeled and subjected to detailed, comprehensive analysis by the Company's investment staff before any investment decision is made. The overall structure of the entire CMO is evaluated, and an average life sensitivity analysis is performed on the individual tranche being considered for purchase under increasing and decreasing interest rate scenarios. This analysis provides information used in selecting securities that fit appropriately within the Company's investment philosophy and asset/liability management parameters. The Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension, and credit risks.

In addition to managing prepayment, extension, and call risks, the Company continues to maintain a high credit quality portfolio. Much attention is often placed on a company's holdings of below investment grade debt securities, as these securities generally have greater default risk than higher rated corporate debt. These issuers usually have high levels of indebtedness and are more sensitive to adverse industry or economic conditions than are investment grade issuers. The Company's small holdings of below investment grade debt securities, which are summarized as follows, have increased slightly from 1995 primarily due to several corporate issuers that had ratings downgraded.


                                               Below Investment
                                             Grade Debt Securities
                                                                    % of
                                    Carrying        Market       Invested
                                      Value         Value          Assets
                                                (in thousands)


March 31, 1996                   $     22,597          22,493          0.8%

December 31, 1995                $     14,244          14,567          0.5%

December 31, 1994                $     31,861          28,670          1.4%



The level of investments in debt securities which are in default as to principal or interest payments is indicative of the Company's high quality portfolio. At March 31, 1996, and December 31, 1995, securities with principal balances totaling $2,945,000 and $3,575,000 were in default and on non-accrual status.

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

The Company's direct investments in real estate are not a significant portion of its total investment portfolio, and the majority of real estate owned was acquired through mortgage loan foreclosures. However, the Company is also currently participating in several real estate joint ventures and limited partnerships. The joint ventures and partnerships invest primarily in income-producing retail properties. While not a significant portion of the Company's investment portfolio, the investments have produced favorable returns to date. The Company has no current plans to significantly increase its investments in real estate in the foreseeable future.

Portfolio Analysis

The Company held net investments in mortgage loans totaling $190,780,000 and $191,674,000, or 7.2% and 7.3% of total invested assets, at March 31, 1996, and December 31, 1995, respectively. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

The diversification of the mortgage loan portfolio by geographic regions of the United States and by property type as of March 31, 1996 and December 31, 1995, was as follows:


                                           March 31,       December 31,
                                             1996              1995


West South Central                           56.1    %          54.0   %
Mountain                                     12.8               12.9
South Atlantic                                9.1                9.2
Other                                        22.0               23.9


Totals                                      100.0    %         100.0   %



                                           March 31,       December 31,
                                             1996              1995


Retail                                       64.5    %          67.0   %
Office                                       17.5               15.9
Hotel/Motel                                   8.2                8.3
Other                                         9.8                8.8

Totals                                      100.0    %         100.0   %



As of March 31, 1996, the allowance for possible losses on mortgage loans was $5,668,000. No additions were made to the allowance in the quarter ended March 31, 1996, as management believes that the current balance is adequate. However, while management uses available information to recognize losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the West South Central region which includes Texas, Louisiana, Oklahoma, and Arkansas, as this area contains the highest concentrations of the Company's mortgage loans.

The Company currently places all loans past due three months or more on non-accrual status and no interest income is recognized during this period. Also, the Company will at times restructure mortgage loans under certain conditions which may involve changes in interest rates, payment terms, or other modifications. For the three months ended March 31, 1996 and 1995, the reductions in interest income due to non-accural and restructured mortgage loans were not significant.

The Company owns real estate that was acquired through foreclosure and through direct investment totaling approximately $18,194,000 and $19,066,000 at March 31, 1996, and December 31, 1995, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized small operating gains on these properties of approximately $114,000 and $122,000 for the three months ended March 31, 1996, and 1995. The Company does not anticipate significant changes in these operating results in the near future.

The Company monitors the conditions and market values of these properties on a regular basis. No significant realized losses were recognized due to declines in values of properties for the three months ended March 31, 1996 and 1995, respectively. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed.

RESULTS OF OPERATIONS


Summary of Consolidated Operations

A summary of operating results for the periods ended March 31, 1996 and 1995 is provided below:


                                               Three Months Ended March 31,
                                                    1996            1995
                                          (in thousands except per share data)


Revenues:
Insurance revenues excluding
realized gains on investments                $       74,846          70,373
Realized gains on investments                           623             133
Total revenues                               $       75,469          70,506

Earnings:
Earnings from insurance operations           $        8,339           6,971
Losses from discontinued brokerage
operations                                               -           (1,733)
Net realized gains on investments                       405              86
Net earnings                                 $        8,744           5,324


Earnings Per Share:
Earnings from insurance operations           $         2.39            2.00
Losses from discontinued brokerage
operations                                               -            (0.50)
Net realized gains on investments                      0.11            0.03
Net earnings                                 $         2.50            1.53



Significant changes and fluctuations in income and expense items between the three months ended March 31, 1996 and 1995 are described in detail for insurance operations and discontinued brokerage operations as follows:

Insurance Operations

Insurance Operations Net Earnings: Earnings from insurance operations for the quarter ended March 31, 1996, were $8,339,000 compared to $6,971,000 for the first quarter of 1995. This represents an increase of $1,368,000, or 19.6%, over 1995 first quarter earnings. The increase is attributable primarily to lower life insurance benefit claims. These expenses were significantly higher in the first quarter of 1995 than the Company's historical averages. The Company also recognized nonrecurring income totaling $552,000, net of taxes, from a lawsuit settlement in the first quarter of 1996.

Universal Life and Investment Annuity Contract Revenues: These revenues are from the Company's non-traditional products which are universal life and investment annuities. Revenues from these types of products consist of policy charges for the cost of insurance, policy administration fees and surrender charges assessed during the period. These revenues increased from $17,066,000 for the quarter ended March 31, 1995, to $18,816,000 for the same 1996 period. Increases totaling $1,201,000 in surrender charge revenues resulted in the majority of the increase in these contract revenues. Increases in cost of insurance revenues, primarily from increased universal life insurance in force, totaled $173,000.

Actual universal life and investment annuity deposits collected for the quarters ended March 31, 1996, 1995, and 1994, are detailed below. Deposits collected on these non-traditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                       Three Months Ended March 31,
                                       1996         1995           1994
                                              (In thousands)


Investment annuities             $     65,121       89,214        20,484
Universal life insurance               15,878       17,134        14,444

Totals                           $     80,999      106,348        34,928



Prior to 1993, most of the Company's investment annuity production was from the sale of two-tier annuity products. However, in the third quarter of 1992, the Company discontinued sales of all two-tier annuities due to declines in sales and certain regulatory issues concerning two-tier products. The vast majority of the two-tier annuities were sold by a single independent marketing organization.

Subsequent to discontinuing the two-tier annuity sales, the Company set goals to not only develop new annuity products to replace the lost two-tier production, but to diversify and strengthen distribution channels to avoid dependence on one primary independent marketing organization. The Company achieved this by developing new annuity products in 1994 and by contracting new marketing organizations with extensive experience, financial resources, and success in marketing life and annuity products. The combination of new products, primarily a single premium deferred annuity, and new marketing organizations started to produce results in the latter half of 1994 as annuity production began to increase significantly. This increased production continued throughout 1995. Although annuity deposits have slowed in 1996, production continues to be significantly higher under the more diversified distribution system.

The majority of the Company's universal life insurance production is from the international market, primarily Central and South American countries. The Company has seen increased competition in the Central and South American market in recent years causing production growth to slow. However, the Company has been accepting policies from foreign nationals for almost thirty years and has developed strong relationships with carefully selected brokers in the foreign countries. This experience and strong broker relations have enabled the Company to meet the increased competition with new product enhancements and marketing efforts. The Company's strategic plans for the international market include development of additional life insurance products to complement the universal life portfolio and the continued acceptance of new broker/agents from existing agencies in Latin America.

Net Investment Income: Net investment income increased 5.5% from the first quarter of 1995 while average total invested assets increased over 10% for the same period. The increase in invested assets was primarily due to the increased annuity production as previously described. The growth in net investment income lagged the growth in invested assets primarily due to declines in market interest rates throughout 1995.

Other Income: Other income increased significantly from $459,000 in 1995 to $1,101,000 in 1996. The increase was due to proceeds received in 1996 from a lawsuit settlement totaling $850,000. The lawsuit related to the Company's previous investment in a mortgage loan.

Realized Gains on Investments: The Company had realized gains of $623,000 in 1996 compared to realized gains of $133,000 in 1995. The gains were primarily from bonds that were called and from sales of real estate. No significant write-downs on investments were recorded in 1996 or 1995.

Life and Other Policy Benefits: Expenses in 1996 and 1995 were $8.7 million and $11.6 million, respectively. The significant decrease in expenses is due to lower life insurance benefit claims. The 1995 expenses were abnormally high due to adverse claims experience. Throughout the Company's history, it has experienced both periods of higher and lower benefit claims in comparison to Company averages. The first quarter of 1995 reflects such a period as benefit claims were significantly higher. Such deviations are not uncommon in the life insurance industry and, over extended periods of time, tend to be offset by periods of lower claims experience.

Universal Life and Investment Annuity Contract Interest: Interest expense was up $4,564,000 from $34,271,000 in 1995 to $38,835,000 in 1996.
Increases in annuity production, resulting in corresponding increases in policy liabilities, are the primary reason for the higher expenses.

Federal Income Taxes: Federal income taxes for 1996 reflect an effective tax rate of 35% which is the current statutory rate. However, the 1995 taxes reflect a significantly lower effective tax rate of 28%. Federal income taxes for the three months ended March 31, 1995, include a tax benefit of $672,000 resulting from the Company's subsidiary brokerage operations losses. This tax benefit was reflected in earnings from continuing operations in accordance with the Company's tax allocation agreement with its subsidiaries.

Discontinued Brokerage Operations

No earnings or losses were reported for discontinued brokerage operations for the first quarter of 1996 as National Western's investment in The Westcap Corporation was written-off in 1995, and there have been no significant changes in estimated costs to cease operations. Losses from discontinued operations totaled $1,733,000, or $0.50 per share, for the quarter ended March 31, 1995.

As described in note 3 to the accompanying financial statements, Westcap and its wholly owned subsidiary separately filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 12, 1996. National Western has agreed to participate in the Westcap plan of reorganization by contributing approximately $5,000,000 of cash and $5,000,000 of income producing real properties in exchange for a complete settlement and release of any claims by Westcap against National Western and a continuing equity interest in the reorganized entity. Additional losses relating to the contributions will depend primarily on results of Westcap bankruptcy proceedings.

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

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $58.5 million and $31.5 million for the three months ended March 31, 1996 and 1995, respectively. Additionally, net cash flows from the Company's deposit product operations, which includes universal life and investment annuity products, totaled $749,000 and $38.0 million for the first quarters of 1996 and 1995, respectively. The decrease in cash flows in 1996 was due primarily to lower universal life and annuity deposits and higher policy surrenders.

The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $24.9 million and $15.4 million for the quarters ended March 31, 1996 and 1995, respectively. The Company again expects significant cash flows from these sources throughout the remainder of 1996 at levels similar to 1995 and 1994.

Capital Resources

The Company relies on stockholders' equity for its capital resources, as there has been no long-term debt outstanding in 1996 or recent years. The Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 1996.

Stockholders' equity totaled $314.9 million at March 31, 1996, reflecting an increase of $3.0 million from December 31, 1995. The increase in capital is primarily from net earnings of $8.7 million, offset by a decline in net unrealized gains on investment securities totaling $5.7 million during the first quarter of 1996. The increase in market interest rates during the first quarter of 1996 resulted in the significant decrease in unrealized gains. Book value per share at December 31, 1995, was $90.21.



                        PART II.  OTHER INFORMATION

                         ITEM 1.  LEGAL PROCEEDINGS


On April 12, 1996, The Westcap Corporation and it wholly owned subsidiary, Westcap Enterprises, Inc., separately filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Houston Division as more fully described in note 3 to the accompanying financial statements.

Other than the proceedings described above and those previously described in the Company's 1995 Form 10-K, no other legal proceedings presently pending by or against the Company or its subsidiaries are described, because management believes the outcome of such litigation should not have a material adverse effect on the financial position of the Company or its subsidiaries taken as a whole.





                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

Exhibit  2  -   Debtors'   First  Proposed  Joint   Plan  of   Reorganization
(incorporated by reference to the Company's Form 8-K filing dated April 12, 1996).

Exhibit 11 -   Computation of Earnings Per  Share (filed on  page ___ of this report).

Exhibit 27  -   Financial Data  Schedule  (filed  electronically pursuant  to
Regulation S-K).

(b) Reports on Form 8-K

A report on Form 8-K dated April 12, 1996, was filed by the Company disclosing The Westcap Corporation and its wholly owned subsidiary's separate filings of voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.




                                 SIGNATURES

Pursuant to the  requirements  of the Securities Exchange Act   of 1934, the
Registrant has duly caused  this report to be  signed on its behalf   by the
undersigned thereunto duly authorized.


                  National Western Life Insurance Company

                                (Registrant)








Date:  May 10, 1996           /S/ Ross R. Moody
                              Ross R. Moody
                              President and Chief Operating Officer



Date:  May 10, 1996           /S/ Robert L. Busby, III
                              Robert L. Busby, III
                              Senior Vice President -
                              Chief Administrative Officer,
                              Chief Financial Officer
                              and Treasurer