Form 10-Q
period 1996-06-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 1996-08-14
CIK 70684

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                    FORM 10-Q


   [  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended June 30, 1996

   [     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number: 2-17039


                     NATIONAL WESTERN LIFE INSURANCE COMPANY
              (Exact name of Registrant as specified in its charter)


          COLORADO                                84-0467208
   (State of Incorporation)         (I.R.S. Employer Identification Number)


        850 EAST ANDERSON LANE
        AUSTIN, TEXAS 78752-1602                       (512) 836-1010
   (Address of Principal Executive Office             (Telephone Number)


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

   Yes [  X  ]     No  [      ]


   As of August 8, 1996, the number of shares of Registrant's common stock outstanding was: Class A - 3,291,338 and Class B - 200,000.




             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                      INDEX



   Part I.  Financial Information:                                      Page

   Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets -
   June 30, 1996 (Unaudited) and December 31, 1995

   Condensed Consolidated Statements of  Operations -
   For the Three Months Ended June 30, 1996 and 1995 (Unaudited)

   Condensed Consolidated Statements of  Operations -
   For the Six Months Ended June 30, 1996 and 1995 (Unaudited)

   Condensed Consolidated Statements of Stockholders' Equity -
   For the Six Months Ended June 30, 1996 and 1995 (Unaudited)

   Condensed Consolidated Statements of Cash Flows -
   For the Six Months Ended June 30, 1996 and 1995 (Unaudited)

   Notes to Condensed Consolidated Financial Statements (Unaudited)

   Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations

   Part II.  Other Information:

   Item 1.  Legal Proceedings

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 6.  Exhibits and Reports on Form 8-K

   Signatures

   Exhibit 11 - Computation of Earnings per Share -
   For the Three Months Ended June 30, 1996 and 1995 (Unaudited)

   Exhibit 11 - Computation of Earnings per Share -
   For the Six Months Ended June 30, 1996 and 1995 (Unaudited)

                          PART I.  FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS


             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Thousands)


                                                    (Unaudited)
                                                      June 30,    December 31,
   ASSETS                                               1996           1995


   Cash and investments:
       Securities held to maturity,
       at amortized cost                          $   1,769,759      1,643,211
       Securities available for sale,
       at fair value                                    534,398        600,794
       Mortgage loans, net of allowances
       for possible
       losses ($5,668 and $5,668)                       200,641        191,674
       Policy loans                                     147,710        147,923
       Other long-term investments                       25,655         30,970
       Cash and short-term investments                    7,500         10,024

   Total cash and investments                         2,685,663      2,624,596

   Accrued investment income                             38,239         36,127
   Deferred policy acquisition costs                    291,742        270,167
   Other assets                                          24,548         21,392
   Assets of discontinued operations                      1,939          6,177

                                                  $   3,042,131      2,958,459


   Note:    The  balance  sheet  at December 31, 1995, has been taken from the audited financial statements at that date.

   See accompanying notes to condensed consolidated financial statements.





             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands Except Shares Outstanding)



                                                     (Unaudited)
                                                      June 30,    December 31,
      LIABILITIES AND STOCKHOLDERS' EQUITY               1996         1995



   LIABILITIES:

   Future policy benefits:
       Traditional life and annuity products        $     173,880      174,946
       Universal life and investment annuity
       contracts                                        2,467,412    2,401,098
   Other policyholder liabilities                          34,629       22,833
   Federal income taxes payable:
       Current                                              1,676          413
       Deferred                                             6,977       12,287
   Other liabilities                                       31,804       28,718
   Liabilities of discontinued operations                   1,939        6,177

   Total liabilities                                    2,718,317    2,646,472

   COMMITMENTS AND CONTINGENCIES (Note 3)

   STOCKHOLDERS' EQUITY:

   Common stock:
       Class A - $1 par value: 7,500,000 shares
       authorized;  3,291,338 shares issued and
       outstanding in 1996 and 1995                         3,291        3,291
       Class B - $1 par value: 200,000
       shares authorized, issued and
       outstanding in 1996 and 1995                           200          200
   Additional paid-in capital                              24,647       24,647
   Net unrealized gains on investment securities            6,438       15,195
   Retained earnings                                      289,238      268,654

   Total stockholders' equity                             323,814      311,987

                                                    $   3,042,131    2,958,459



   Note:    The  balance  sheet  at December 31, 1995, has been taken from the audited financial statements at that date.

   See accompanying notes to condensed consolidated financial statements.






             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 1996 and 1995
                                   (Unaudited)
                     (In Thousands Except Per Share Amounts)


                                                          1996          1995


   Premiums and other revenue:
       Life and annuity premiums                    $      4,319        3,827
       Universal life and investment annuity
       contract revenues                                  20,027       17,088
       Net investment income                              54,028       50,849
       Other income                                           38          126
       Realized gains on investments                       1,098          168

   Total premiums and other revenue                       79,510       72,058

   Benefits and expenses:
       Life and other policy benefits                      8,813        8,670
       Change in liabilities for future
       policy benefits                                      (431)        (618)
       Amortization of deferred policy
       acquisition costs                                   7,427        7,840
       Universal life and investment annuity
       contract interest                                  39,119       36,177
       Other insurance operating expenses                  6,438        7,122

   Total benefits and expenses                            61,366       59,191

   Earnings from continuing operations before
   Federal income taxes                                   18,144       12,867

   Provision (benefit) for Federal income taxes:
       Current                                             6,694        5,109
       Deferred                                             (390)      (1,136)


   Total Federal income taxes                              6,304        3,973

   Earnings from continuing operations                    11,840        8,894

   Losses from discontinued operations (net of
   Federal income taxes of $79 in 1995)                      -         (1,484)

   Net earnings                                    $      11,840        7,410

   Earnings (losses) per share of common stock:
   Earnings from continuing operations             $        3.40         2.54
   Losses from discontinued operations                       -          (0.42)

   Net earnings                                    $        3.40         2.12



   See accompanying notes to condensed consolidated financial statements.




             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)
                     (In Thousands Except Per Share Amounts)



                                                         1996           1995


   Premiums and other revenue:
       Life and annuity premiums                   $      8,593         8,680
       Universal life and investment annuity
       contract revenues                                 38,843        34,154
       Net investment income                            104,683        98,844
       Other income                                       1,139           585
       Realized gains on investments                      1,721           301

   Total premiums and other revenue                     154,979       142,564

   Benefits and expenses:
       Life and other policy benefits                    17,491        20,220
       Change in liabilities for future
       policy benefits                                     (915)       (1,868)
       Amortization of deferred policy
       acquisition costs                                 15,788        17,093
       Universal life and investment
       annuity contract interest                         77,954        70,448
       Other insurance operating expenses                12,992        13,980

   Total benefits and expenses                          123,310       119,873

   Earnings from continuing operations before
   Federal income taxes                                  31,669        22,691

   Provision (benefit) for Federal income taxes:
       Current                                           11,907         7,665
       Deferred                                            (822)         (925)

   Total Federal income taxes                            11,085         6,740

   Earnings from continuing operations                   20,584        15,951

   Losses from discontinued operations (net of
   Federal income taxes of $179 in 1995)                    -          (3,217)

   Net earnings                                    $     20,584        12,734

   Earnings (losses) per share of common stock:
   Earnings from continuing operations             $       5.90          4.57
   Losses from discontinued operations                      -           (0.92)

   Net earnings                                    $       5.90          3.65



   See accompanying notes to condensed consolidated financial statements.




             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Six months Ended June 30, 1996 and 1995
                                   (Unaudited)
                                  (In Thousands)



                                                          1996          1995


   Common stock shares outstanding:
       Shares outstanding at beginning of year
       and end of period                                   3,491        3,488

   Common stock:
       Balance at beginning of year and
       end of period                                $      3,491        3,488

   Additional paid-in capital:
       Balance at beginning of year and
       end of period                                      24,647       24,475

   Net unrealized gains (losses) on securities
   available for sale, net of effects of deferred
   policy acquisition costs and taxes:
       Balance at beginning of year                       15,195       (2,199)
       Change in unrealized gains (losses)
       during period                                      (8,141)       8,738
       Amortization of net unrealized gains
       related to transfers of securities
       available  for sale to securities
       held to maturity                                     (616)        (680)

   Balance at end of period                                6,438        5,859

   Retained earnings:
       Balance at beginning of year                      268,654      249,370
       Net earnings                                       20,584       12,734

   Balance at end of  period                             289,238      262,104

   Total stockholders' equity                       $    323,814      295,926



   See accompanying notes to condensed consolidated financial statements.





             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)
                                  (In Thousands)


                                                          1996          1995


   Cash flows from operating activities:
       Net earnings                                 $     20,584       12,734
       Adjustments to reconcile net earnings
       to net cash from operating activities:
       Universal life and investment annuity
       contract interest                                  77,954       70,448
       Surrender charges                                 (20,928)     (16,811)
       Realized gains on investments                      (1,721)        (301)
       Accrual and amortization of
       investment income                                  (3,474)      (3,809)
       Depreciation and amortization                         356          327
       Decrease (increase) in insurance receivables
       and other assets                                  (13,684)         534
       Increase in accrued investment income              (2,112)      (2,820)
       Increase in deferred policy
       acquisition costs                                  (4,744)      (7,385)
       Decrease in liability for future
       policy benefits                                      (915)      (1,868)
       Increase (decrease) in other
       policyholder liabilities                           11,796        (679)
       Increase in Federal income taxes payable           11,007        2,219
       Increase in other liabilities                       3,086        4,781

   Net cash provided by operating activities              77,205       57,370

   Cash flows from investing activities:
       Proceeds from sales of:
          Securities held to maturity                       -           4,180
          Securities available for sale                   29,318       31,200
          Other investments                                1,243        1,135
       Proceeds from maturities and redemptions of:
          Securities held to maturity                     34,159       28,006
          Securities available for sale                   12,178        3,338
       Purchases of:
          Securities held to maturity                   (161,532)     (83,489)
          Securities available for sale                      -       (112,692)
          Other investments                               (4,201)      (3,805)
       Principal payments on mortgage loans                7,838        8,133
       Cost of mortgage loans acquired                    (8,099)     (13,902)
       Decrease in policy loans                              213        1,172
       Decrease in assets of
       discontinued operations                             4,238       56,773
       Decrease in liabilities of
       discontinued operations                            (4,238)     (53,224)
       Other                                                (133)        (115)

   Net cash used in investing activities                 (89,016)    (133,290)



   (Continued on next page)





             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)
                                  (In Thousands)



                                                          1996          1995


   Cash flows from financing activities:
       Deposits to account balances for
       universal life
       and investment annuity contracts               $  158,007      196,308
       Return of account balances on universal life
       and investment annuity contracts                 (148,720)    (119,985)

   Net cash provided by financing activities               9,287       76,323

   Net increase (decrease) in cash and
   short-term investments                                 (2,524)         403
   Cash and short-term investments at
   beginning of year                                      10,024       17,723

   Cash and short-term investments at end of period   $    7,500       18,126



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

   In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1996, and the results of its operations and its cash flows for the three months and six months ended June 30, 1996 and 1995. The results of operations for the three months and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

   (2) DIVIDENDS

   The Company paid no cash dividends on common stock during the six months ended June 30, 1996 and 1995.

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

   The plan of reorganization filed in the Bankruptcy Court provides for the merger of Westcap Enterprises, Inc. into The Westcap Corporation (Westcap), with the survivor to conduct business as a real estate investment trust under sections 856-58 of the Federal Tax Code. National Western has agreed to participate in the Westcap plan of reorganization by contributing approximately $5,000,000 of cash and $5,000,000 of income producing real estate properties in exchange for a complete settlement and release of any claims by Westcap against National Western and a continuing equity interest in the reorganized entity. The reorganization plan is subject to approval by Westcap s creditors and the Bankruptcy Court.

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

   The stock options begin to vest following three full years of service to the Company after date of grant, with 20% of the options to vest at the beginning of the fourth year of service, and with 20% thereof to vest at the beginning of each of the next four years of service. The exercise price of the stock options was set at the fair market value of the common stock on the date of grant. Total outstanding stock options under the Plan totaled 92,500 at June 30, 1996.



                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   INVESTMENTS IN DEBT AND EQUITY SECURITIES

   Investment Philosophy

   The Company's investment philosophy is to maintain a diversified portfolio of investment grade debt and equity securities that provide adequate liquidity to meet policyholder obligations and other cash needs. The p r evailing strategy within this philosophy is the intent to hold investments in debt securities to maturity. However, the Company continually manages its portfolio, which entails monitoring and reacting to all components which affect changes in the price, value, or credit rating of investments in debt and equity securities.

   Investments in debt and equity securities are classified and reported into the following categories: held to maturity, available for sale, and trading. The reporting category chosen for the Company's securities investments depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's over all asset/liability management strategy. At June 30, 1996, approximately 23.3% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale.
   These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

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

   The Company's overall conservative investment philosophy is reflected in the allocation of investments of its insurance operations which is detailed below as of June 30, 1996 and December 31, 1995. The Company emphasizes debt securities, with smaller holdings in mortgage loans and real estate than industry averages.


                                                    Allocation
                                                  of Investments
                                             June 30,       December 31,
                                               1996             1995


        Debt securities                          84.9%            84.5%
        Mortgage loans                            7.5              7.3
        Policy loans                              5.5              5.6
        Equity securities                         0.9              1.0
        Real estate                               0.6              0.7
        Other                                     0.6              0.9

        Totals                                  100.0%           100.0%



   Portfolio Analysis

   The Company maintains a diversified debt securities portfolio which consists of various types of fixed income securities including primarily
   U. S. government, public utilities, corporate and mortgage-backed securities. Investments in mortgage-backed securities include U.S. government and private issue mortgage-backed pass-through securities as well as collateralized mortgage obligations (CMOs).

   At June 30, 1996, securities held to maturity totaled $1.770 billion or 65.9% of total invested assets. The fair value of these securities was $1.759 billion which reflects gross unrealized losses of $11 million. This reflects a $27 million unrealized loss during the second quarter of 1996, due primarily to increases in market interest rates. Market interest rates rose almost 50 basis points during the quarter ended June 30, 1996.

   Securities available for sale totaled $534 million at June 30, 1996. Equity securities, which are included in securities available for sale, continue to be a small component of the Company's total investment portfolio totaling only $23 million. Securities available for sale are reported in the accompanying financial statements at fair value with changes in values reported as a separate component of stockholders' equity, net of taxes and adjustments to deferred policy acquisition costs. Net unrealized gains on these securities totaled $3.9 million at June 30, 1996, reflecting a decrease of $2.6 million from March 31, 1996, due to increasing market interest rates as previously described.

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

   PAC I CMOs account for approximately 90% of the total CMO portfolio as of June 30, 1996. The CMOs that the Company purchases are modeled and subjected to detailed, comprehensive analysis by the Company's investment staff before any investment decision is made. The overall structure of the entire CMO is evaluated, and an average life sensitivity analysis is performed on the individual tranche being considered for purchase under increasing and decreasing interest rate scenarios. This analysis provides information used in selecting securities that fit appropriately within the Company's investment philosophy and asset/liability management parameters. The Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension, and credit risks.

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



                                            Below Investment
                                          Grade Debt Securities
                                                                   % of
                                    Carrying       Market       Invested
                                      Value         Value         Assets
                                               (In thousands)


   June 30, 1996               $     22,219          21,974          0.8%

   December 31, 1995           $     14,244          14,567          0.5%

   December 31, 1994           $     31,861          28,670          1.4%



   The level of investments in debt securities which are in default as to principal or interest payments is indicative of the Company's high quality portfolio. At June 30, 1996, and December 31, 1995, securities with principal balances totaling $2,945,000 and $3,575,000 were in default and on non-accrual status.

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

   Portfolio Analysis

   The Company held net investments in mortgage loans totaling $200,641,000 and $191,674,000, or 7.5% and 7.3% of total invested assets, at June 30, 1996, and December 31, 1995, respectively. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

   The diversification of the mortgage loan portfolio by geographic regions of the United States and by property type as of June 30, 1996 and December 31, 1995, was as follows:


                                          June 30,        December 31,
                                            1996             1995


        West South Central                   56.1%            54.0%
        Mountain                             14.8             12.9
        South Atlantic                        8.6              9.2
        Other                                20.5             23.9

        Totals                              100.0%           100.0%




                                           June 30,      December 31,
                                            1996            1995


        Retail                               63.3%            67.0%
        Office                               19.9             15.9
        Hotel/Motel                           7.7              8.3
        Other                                 9.1              8.8

        Totals                              100.0%           100.0%



   As of June 30, 1996, the allowance for possible losses on mortgage loans was $5,668,000. No additions were made to the allowance in the quarter ended June 30, 1996, as management believes that the current balance is adequate. However, while management uses available information to recognize losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the West South Central region which includes Texas, Louisiana, Oklahoma, and Arkansas, as this area contains the highest concentrations of the Company's mortgage loans.

   The Company currently places all loans past due three months or more on non-accrual status and no interest income is recognized during this period. Also, the Company will at times restructure mortgage loans under certain conditions which may involve changes in interest rates, payment terms, or other modifications. For the three months ended June 30, 1996 and 1995, the reductions in interest income due to non-accural and restructured mortgage loans were not significant.

   The Company owns real estate that was acquired through foreclosure and through direct investment totaling approximately $15,972,000 and $19,066,000 at June 30, 1996, and December 31, 1995, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized small operating gains on these properties of approximately $253,000 and $129,000 for the three months ended June 30, 1996, and 1995. The Company does not anticipate significant changes in these operating results in the near future.

   The Company monitors the conditions and market values of these properties on a regular basis. No significant realized losses were recognized due to declines in values of properties for the three months ended June 30, 1996 and 1995, respectively. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed.

   RESULTS OF OPERATIONS

   Summary of Consolidated Operations

   A summary of operating results for the periods ended June 30, 1996 and 1995 is provided below:


                                 Three Months              Six Months
                                 Ended June 30,           Ended June 30,
                                1996         1995        1996         1995
                                   (In thousands except per share data)


   Revenues:
   Insurance revenues
   excluding realized
   gains on investments   $      78,412      71,890     153,258      142,263
   Realized gains on
   investments                    1,098         168       1,721          301
   Total revenues         $      79,510      72,058     154,979      142,564

   Earnings:
   Earnings from
   insurance operations   $      11,126       8,784      19,465       15,755
   Losses from
   discontinued
   brokerage operations             -        (1,484)        -         (3,217)
   Net realized
   gains on investments             714         110       1,119          196

   Net earnings           $      11,840       7,410      20,584       12,734

   Earnings Per Share:
   Earnings from
   insurance operations   $        3.19        2.51        5.58         4.51
   Losses from
   discontinued
   brokerage operations             -         (0.42)        -          (0.92)
   Net realized
   gains on investments            0.21        0.03        0.32         0.06
   Net earnings           $        3.40        2.12        5.90         3.65




   Significant changes and fluctuations in income and expense items between the three months ended June 30, 1996 and 1995 are described in detail for insurance operations and discontinued brokerage operations as follows:

   Insurance Operations

   Insurance Operations Net Earnings: Earnings from insurance operations for the quarter ended June 30, 1996, were $11,126,000 compared to $8,784,000 for the second quarter of 1995. This represents an increase of $2,342,000, or 26.7%, over 1995 second quarter earnings. This increase in earnings was primarily due to higher revenues from universal life and annuity products and lower insurance operating expenses. Insurance operating expenses declined in 1996 primarily due to lower state guaranty fund assessment expenses.

   Universal Life and Investment Annuity Contract Revenues: These revenues are from the Company's non-traditional products which are universal life and investment annuities. Revenues from these types of products consist of policy charges for the cost of insurance, policy administration fees and surrender charges assessed during the period. These revenues increased from $17,088,000 for the quarter ended June 30, 1995, to $20,027,000 for the same 1996 period. Increases totaling $2,341,000 in surrender charge revenues resulted in the majority of the increase in these contract revenues. Increases in cost of insurance revenues, primarily from increased universal life insurance in force, totaled $426,000.

   Actual universal life and investment annuity deposits collected for the quarters ended June 30, 1996, 1995, and 1994, are detailed below. Deposits collected on these non-traditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                         Three Months Ended June 30,
                                        1996         1995           1994
                                                (In thousands)


   Investment annuities          $       77,360       89,412        23,160
   Universal life insurance              17,563       17,891        16,581

   Totals                        $       94,923      107,303        39,741



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

   Net Investment Income: Net investment income increased 6.3% from the second quarter of 1995 while average total invested assets increased over 8% for the same period. The increase in invested assets was primarily due to the increased annuity production as previously described. The growth in net investment income lagged the growth in invested assets primarily due to declines in market interest rates throughout 1995.

   Realized Gains on Investments: The Company had realized gains of $1,098,000 in 1996 compared to realized gains of $168,000 in 1995. The gains were primarily from sales of real estate and investments in debt securities. No significant write-downs on investments were recorded in 1996. However, writedowns on investments in debt securities totaled $1,300,000 in 1995.

   Universal Life and Investment Annuity Contract Interest: Interest expense was up $2,942,000 from $36,177,000 in 1995 to $39,119,000 in 1996.
   Increases in annuity production, resulting in corresponding increases in policy liabilities, are the primary reason for the higher expenses.

   Other Insurance Operating Expenses: Other insurance operating expenses were down significantly in 1996 primarily due to lower state guaranty fund assessment expenses.

   Federal Income Taxes: Federal income taxes for 1996 reflect an effective tax rate of 35% which is the current statutory rate. However, the 1995 taxes reflect a significantly lower effective tax rate of 31%. Federal income taxes for the three months ended June 30, 1995, include a tax benefit of $429,000 resulting from the Company's subsidiary brokerage operations losses. This tax benefit was reflected in earnings from continuing operations in accordance with the Company's tax allocation agreement with its subsidiaries.

   Discontinued Brokerage Operations

   No earnings or losses were reported for discontinued brokerage operations for the second quarter of 1996 as National Western's investment in The Westcap Corporation was written-off in 1995, and there have been no significant changes in estimated costs to cease operations. Losses from discontinued operations totaled $1,484,000, or $0.42 per share, for the quarter ended June 30, 1995.

   As described in note 3 to the accompanying financial statements, Westcap and its wholly owned subsidiary separately filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 12, 1996. National Western has agreed to participate in the Westcap plan of reorganization by contributing approximately $5,000,000 of cash and $5,000,000 of income producing real estate properties in exchange for a complete settlement and release of any claims by Westcap against National Western and a continuing equity interest in the reorganized entity. Additional losses relating to the contributions will depend primarily on results of Westcap bankruptcy proceedings.

   Significant changes and fluctuations in income and expense items between the six months ended June 30, 1996 and 1995 are described in detail for insurance and brokerage operations as follows:

   Insurance Operations

   Insurance Operations Net Earnings: Earnings from insurance operations increased $3,710,000, or $1.07 per share, compared to the first six months of 1995. The increase in earnings for the six months ended June 30, 1996, results primarily from lower life insurance benefit claims and higher revenues from universal life and annuity products. The Company also recognized nonrecurring income totaling $552,000, net of taxes, from a lawsuit settlement in the first quarter of 1996.

   Universal Life and Investment Annuity Contract Revenues: For the six months ended June 30, 1996, these revenues increased $4,689,000 compared to the 1995 period. Increases totaling $3,542,000 in surrender charge revenues resulted in the majority of the increase in these contract revenues. Increases in cost of insurance revenues, primarily from increased universal life insurance in force, totaled $599,000.

   Actual universal life and investment annuity deposits collected for the six months ended June 30, 1996, 1995, and 1994, are detailed below. Deposits collected on these non-traditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.



                                          Six Months Ended June 30,
                                        1996         1995           1994
                                                (In thousands)


   Investment annuities          $      142,481      178,626        43,644
   Universal life insurance              33,441       35,025        31,025

   Totals                        $      175,922      213,651        74,669


   Net Investment Income: Net investment income increased $5,839,000 from $98,844,000 in 1995 to $104,683,000 in 1996, primarily due to increases in invested assets resulting from increased annuity production. Market interest rates for the first six months of 1996 have been significantly lower than rates for the comparable 1995 period. This has resulted in purchases of lower yielding securities during 1996 which has had a minor impact on investment income.

   Other Income: Other income increased significantly from $585,000 in 1995 to $1,139,000 in 1996. The increase was due to proceeds received in 1996 from a lawsuit settlement totaling $850,000. The lawsuit related to the Company's previous investment in a mortgage loan.

   Realized Gains on Investments: The Company had realized gains of $1,721,000 in 1996 compared to $301,000 in 1995. The 1996 realized gains, resulting primarily from sales of real estate and investments in debt securities, include no significant write-downs. The 1995 realized gains are primarily from sales of investments in debt securities and include write-downs of $1,300,000 as previously described for the three months ended June 30, 1995.

   Life and Other Policy Benefits: Expenses in 1996 and 1995 were $17.5 million and $20.2 million, respectively. The significant decrease in expenses is due to lower life insurance benefit claims. The 1995 expenses were abnormally high due to adverse claims experience in the first quarter. Throughout the Company's history, it has experienced both periods of higher and lower benefit claims in comparison to Company averages. The first quarter of 1995 reflects such a period as benefit claims were significantly higher. Such deviations are not uncommon in the life insurance industry and, over extended periods of time, tend to be offset by periods of lower claims experience.

   Universal Life and Investment Annuity Contract Interest: Interest expense was up $7,506,000 from $70,448,000 in 1995 to $77,954,000 in 1996 for the same reasons as previously described for the three months ended June 30, 1996.

   Other Insurance Operating Expenses: Other insurance operating expenses are down $988,000 in 1996 due primarily to lower state guaranty fund assessment expenses.

   Federal Income Taxes: Federal income taxes for 1996 reflect an effective tax rate of 35% which is the current statutory rate. However, the 1995 taxes reflect a significantly lower effective tax rate of 30%. Federal income taxes for the six months ended June 30, 1995, include a tax benefit of $1.1 million resulting from the Company's subsidiary brokerage operations losses. This tax benefit was reflected in earnings from continuing operations in accordance with the Company's tax allocation agreement with its subsidiaries.

   Discontinued Brokerage Operations

   Consistent with the results reported for the first and second quarters of 1996, no earnings or losses were reported for discontinued brokerage operations for the six months ended June 30, 1996, as National Western's investment in The Westcap Corporation was written-off in 1995, and there have been no significant changes in estimated costs to cease operations. Losses from discontinued operations totaled $3,217,000, or $0.92 per share, for the six months ended June 30, 1995.


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

   In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $77.2 million and $57.4 million for the six months ended June 30, 1996 and 1995, respectively. Additionally, net cash flows from the Company's deposit product operations, which includes universal life and investment annuity products, totaled $9.3 million and $76.3 million for the six months ended June 30, 1996 and 1995, respectively. The decrease in cash flows in 1996 was due primarily to lower universal life and annuity deposits and higher policy surrenders.

   The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $46.3 million and $31.3 million for the six months ended June 30, 1996 and 1995, respectively. The Company again expects significant cash flows from these sources throughout the remainder of 1996.

   Capital Resources

   The Company relies on stockholders' equity for its capital resources, as there has been no long-term debt outstanding in 1996 or recent years. The Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 1996.

   Stockholders' equity totaled $323.8 million at June 30, 1996, reflecting an increase of $11.8 million from December 31, 1995. The increase in capital is primarily from net earnings of $20.6 million, offset by a decline in net unrealized gains on investment securities totaling $8.8 million during the first six months of 1996. The increase in market interest rates during the first half of 1996 resulted in the significant decrease in unrealized gains. Book value per share at June 30, 1996, was $92.75.




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


           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


   On June 21, 1996, the stockholders voted upon the following matters at the annual stockholders meeting:

   (a) The election of Class A directors to serve one-year terms. The results of the voting were as follows:


                                            For          Against


        Robert L. Moody                  2,704,945        11,172
        Arthur O. Dummer                 2,702,879        13,238
        Harry L. Edwards                 2,702,679        13,438
        E. J. Pederson                   2,706,346         9,771


   (b) The election of Class B directors to serve one-year terms. The results of the voting were as follows:


                                            For        Against


        E. Douglas McLeod                  200,000          -
        Charles D. Milos, Jr.              200,000          -
        Frances A. Moody                   200,000          -
        Ross R. Moody                      200,000          -
        Russell S. Moody                   200,000          -
        Louis E. Pauls, Jr.                200,000          -





                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   (a) Exhibits

   Exhibit    2  -    Debtors'  First  Proposed  Joint  Plan of Reorganization
   (incorporated by reference to the Company's Form 8-K filing dated April 12, 1996).

   Exhibit 11 - Computation of Earnings Per Share (filed on pages __ and __ of this report).

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


                     National Western Life Insurance Company

                                   (Registrant)




   Date: August 8, 1996                   /S/ Ross R. Moody
                                          Ross R. Moody
                                          President and Chief
                                          Operating Officer



   Date: August 8, 1996                   /S/ Robert L. Busby, III
                                          Robert L. Busby, III
                                          Senior Vice President -
                                          Chief Administrative Officer,
                                          Chief Financial Officer
                                          and Treasurer