Form 10-Q
period 1996-09-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 1996-11-14
CIK 70684

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


[ X  ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 1996

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

Yes [ X ]     No  [     ]


As of November 11, 1996, the number of shares of Registrant's common stock outstanding was: Class A - 3,291,338 and Class B - 200,000.




          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                   INDEX



Part I.  Financial Information:                                          Page

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets -
September 30, 1996 (Unaudited) and December 31, 1995

Condensed Consolidated Statements of  Operations -
For the Three Months Ended September 30, 1996 and 1995 (Unaudited)

Condensed Consolidated Statements of  Operations -
For the Nine Months Ended September 30, 1996 and 1995 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity -
For the Nine Months Ended September 30, 1996 and 1995 (Unaudited)

Condensed Consolidated Statements of Cash Flows -
For the Nine Months Ended September 30, 1996 and 1995 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Part II.  Other Information:

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit 11 - Computation of Earnings per Share -
For the Three Months Ended September 30, 1996 and 1995 (Unaudited)

Exhibit 11 - Computation of Earnings per Share -
For the Nine Months Ended September 30, 1996 and 1995 (Unaudited)




                      PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS

         NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In Thousands)



                                                (Unaudited)
                                                September 30,   December 31,
                  ASSETS                              1996          1995


Cash and investments:
    Securities held to maturity,
    at amortized cost                       $    1,809,197     1,643,211
    Securities available for sale,
    at fair value                                  533,935       600,794
    Mortgage loans, net of allowances
    for possible
    losses ($5,668 and $5,668)                     195,437       191,674
    Policy loans                                   145,334       147,923
    Other long-term investments                     23,731        30,970
    Cash and short-term investments                 18,402        10,024

Total cash and investments                       2,726,036     2,624,596

Accrued investment income                           36,978        36,127
Deferred policy acquisition costs                  295,252       270,167
Other assets                                        12,109        21,392
Assets of discontinued operations                    1,416         6,177

                                            $    3,071,791     2,958,459


Note:    The  balance  sheet at December 31, 1995, has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.







         NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In Thousands Except Shares Outstanding)



                                                (Unaudited)
                                                September 30,   December 31,
    LIABILITIES AND STOCKHOLDERS' EQUITY            1996          1995

LIABILITIES:


Future policy benefits:
    Traditional life and annuity products    $     172,842       174,946
    Universal life and investment
    annuity contracts                            2,495,538     2,401,098
Other policyholder liabilities                      20,997        22,833
Federal income taxes payable:
    Current                                          1,724           413
    Deferred                                         7,575        12,287
Other liabilities                                   35,299        28,718
Liabilities of discontinued operations               1,416         6,177

Total liabilities                                2,735,391     2,646,472

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:

Common stock:
    Class A - $1 par value: 7,500,000
    shares authorized;  3,291,338 shares
    issued and outstanding in 1996 and 1995          3,291         3,291
    Class B - $1 par value: 200,000
    shares authorized, issued
    and outstanding in 1996 and 1995                   200           200
Additional paid-in capital                          24,647        24,647
Net unrealized gains on
investment securities                                6,464        15,195
Retained earnings                                  301,798       268,654

Total stockholders' equity                         336,400       311,987

                                             $   3,071,791     2,958,459


Note:    The  balance  sheet at December 31, 1995, has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.






         NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended September 30, 1996 and 1995
                                (Unaudited)
                  (In Thousands Except Per Share Amounts)



                                                    1996          1995


Premiums and other revenue:
    Life and annuity premiums                 $      3,206         4,381
    Universal life and investment annuity
    contract revenues                               19,155        17,236
    Net investment income                           54,778        50,317
    Other income                                        32            26
    Realized losses on investments                   (446)       (2,030)

Total premiums and other revenue                    76,725        69,930

Benefits and expenses:
    Life and other policy benefits                   8,902         8,813
    Change in liabilities for future
    policy benefits                                (1,009)         (621)
    Amortization of deferred policy
    acquisition costs                                5,945         7,429
    Universal life and investment annuity
    contract interest                               37,568        37,155
    Other insurance operating expenses               5,997         5,993

Total benefits and expenses                         57,403        58,769

Earnings from continuing operations
before Federal income taxes                         19,322        11,161

Provision (benefit) for Federal income
taxes:
    Current                                          6,178       (1,853)
    Deferred                                           584         1,230


Total Federal income taxes                           6,762         (623)

Earnings from continuing operations                 12,560        11,784

Losses from discontinued operations                   -         (13,133)

Net earnings (losses)                         $     12,560       (1,349)

Earnings (losses) per share of common stock:
Earnings from continuing operations           $       3.59          3.38
Losses from discontinued operations                   -           (3.77)

Net earnings (losses)                         $       3.59        (0.39)



See accompanying notes to condensed consolidated financial statements.





         NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Nine Months Ended September 30, 1996 and 1995
                                (Unaudited)
                  (In Thousands Except Per Share Amounts)



                                                    1996          1995


Premiums and other revenue:
    Life and annuity premiums                  $    11,799        13,061
    Universal life and investment annuity
    contract revenues                               57,998        51,390
    Net investment income                          159,461       149,161
    Other income                                     1,171           611
    Realized gains (losses) on investments           1,275       (1,729)

Total premiums and other revenue                   231,704       212,494

Benefits and expenses:
    Life and other policy benefits                  26,393        29,033
    Change in liabilities for future policy
    benefits                                       (1,924)       (2,489)
    Amortization of deferred policy
    acquisition costs                               21,733        24,522
    Universal life and investment annuity
    contract interest                              115,522       107,603
    Other insurance operating expenses              18,989        19,973

Total benefits and expenses                        180,713       178,642


Earnings from continuing operations
before Federal income taxes                         50,991        33,852

Provision (benefit) for Federal income
taxes:
    Current                                         18,085         5,812
    Deferred                                         (238)           305

Total Federal income taxes                          17,847         6,117

Earnings from continuing operations                 33,144        27,735

Losses from discontinued operations (net of
Federal income taxes of $179 in 1995)                 -         (16,350)

Net earnings                                   $    33,144        11,385

Earnings (losses) per share of common stock:
Earnings from continuing operations            $      9.49          7.95
Losses from discontinued operations                   -           (4.69)

Net earnings                                   $      9.49          3.26



See accompanying notes to condensed consolidated financial statements.




         NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           For the Nine months Ended September 30, 1996 and 1995
                                (Unaudited)
                              (In Thousands)



                                                  1996          1995


Common stock shares outstanding:
    Shares outstanding at beginning of year
    and end of period                                3,491         3,488

Common stock:
    Balance at beginning of year and
    end of period                              $     3,491         3,488

Additional paid-in capital:
    Balance at beginning of year and
    end of period                                   24,647        24,475

Net unrealized gains (losses) on securities
available for sale, net of effects of
deferred policy acquisition costs and taxes:
    Balance at beginning of year                    15,195       (2,199)
    Change in unrealized gains (losses)
    during period                                  (7,856)        10,016
    Amortization of net unrealized gains
    related to transfers of
    securities available for sale to
    securities held to maturity                      (875)         (740)

Balance at end of period                             6,464         7,077

Retained earnings:
    Balance at beginning of year                   268,654       249,370
    Net earnings                                    33,144        11,385

Balance at end of  period                          301,798       260,755

Total stockholders' equity                     $   336,400       295,795



See accompanying notes to condensed consolidated financial statements.






         NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Nine Months Ended September 30, 1996 and 1995
                                (Unaudited)
                              (In Thousands)



                                                   1996          1995


Cash flows from operating activities:
    Net earnings                              $     33,144        11,385
    Adjustments to reconcile net
    earnings to net cash
    from operating activities:
    Universal life and investment annuity
    contract interest                              115,522       107,603
    Surrender charges                             (30,924)      (25,313)
    Realized (gains) losses on investments         (1,275)         1,729
    Accrual and amortization of
    investment income                              (5,370)       (5,543)
    Depreciation and amortization                      525           451
    Increase in insurance receivables
    and other assets                               (1,210)       (1,176)
    Increase in accrued investment income            (851)       (1,992)
    Increase in deferred policy
    acquisition costs                              (8,526)      (11,410)
    Decrease in liability for future
    policy benefits                                (1,924)       (2,489)
    Increase (decrease) in other
    policyholder liabilities                       (1,836)         1,831
    Increase (decrease) in Federal income
    taxes payable                                   11,569       (4,016)
    Increase in other liabilities                    6,581         2,858

Net cash provided by operating activities          115,425        73,918

Cash flows from investing activities:
    Proceeds from sales of:
       Securities held to maturity                    -            7,720
       Securities available for sale                31,060        42,374
       Other investments                             1,608         1,048
    Proceeds from maturities and
    redemptions of:
       Securities held to maturity                  53,288        36,915
       Securities available for sale                23,375         5,757
    Purchases of:
       Securities held to maturity               (220,276)     (159,837)
       Securities available for sale              (10,514)     (130,066)
       Other investments                           (2,724)       (5,281)
    Principal payments on mortgage loans            19,535        12,207
    Cost of mortgage loans acquired               (14,622)      (14,573)
    Decrease in policy loans                         2,589         1,748
    Decrease in assets of discontinued
    operations                                       4,761       225,880
    Decrease in liabilities of
    discontinued operations                        (4,761)     (209,153)
    Other                                            (207)         (651)

Net cash used in investing activities            (116,888)     (185,912)


(Continued on next page)




         NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
           For the Nine Months Ended September 30, 1996 and 1995
                                (Unaudited)
                              (In Thousands)



                                                  1996          1995


Cash flows from financing activities:
    Deposits to account balances
    for universal life
    and investment annuity contracts        $      227,077       280,533
    Return of account balances
    on universal life
    and investment annuity contracts             (217,236)     (179,989)

Net cash provided by financing activities            9,841       100,544

Net increase (decrease) in cash
and short-term investments                           8,378      (11,450)
Cash and short-term investments at
beginning of year                                   10,024        17,723

Cash and short-term investments
at end of period                            $       18,402         6,273




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

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of its operations for the three months and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the three months and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

(2) DIVIDENDS

The Company paid no cash dividends on common stock during the nine months ended September 30, 1996 and 1995.

(3)  DISCONTINUED BROKERAGE OPERATIONS

On April 12, 1996, The Westcap Corporation and its wholly owned s u b sidiary, Westcap Enterprises, Inc., separately filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Houston Division. The Westcap Corporation is the successor by merger to Westcap Securities Investment, Inc., and Westcap Securities Management, Inc. W e stcap Enterprises, Inc. is the successor by merger to Westcap Securities, L.P. The Westcap Corporation is a wholly owned brokerage subsidiary of National Western Life Insurance Company (National Western).

The plan of reorganization filed in the Bankruptcy Court provides for the m e rger of Westcap Enterprises, Inc. into The Westcap Corporation
(Westcap), with the survivor to conduct business as a real estate investment trust under sections 856-58 of the Federal Tax Code. National Western has agreed to participate in the Westcap plan of reorganization by contributing approximately $5,000,000 of cash and $5,000,000 of income producing real estate properties in exchange for a complete settlement and release of any claims by Westcap against National Western and a continuing equity interest in the reorganized entity. The reorganization plan is subject to and is pending approval by Westcap s creditors and the Bankruptcy Court.

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

The stock options begin to vest following three full years of service to the Company after date of grant, with 20% of the options to vest at the beginning of the fourth year of service, and with 20% thereof to vest at the beginning of each of the next four years of service. The exercise price of the stock options was set at the fair market value of the common stock on the date of grant. Total outstanding stock options under the Plan totaled 92,500 at September 30, 1996.


               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INVESTMENTS IN DEBT AND EQUITY SECURITIES

Investment Philosophy

The Company's investment philosophy is to maintain a diversified portfolio of investment grade debt and equity securities that provide adequate liquidity to meet policyholder obligations and other cash needs. The prevailing strategy within this philosophy is the intent to hold i n vestments in debt securities to maturity. However, the Company continually manages its portfolio, which entails monitoring and reacting to all components which affect changes in the price, value, or credit rating of investments in debt and equity securities.

Investments in debt and equity securities are classified and reported into the following categories: held to maturity, available for sale, and trading. The reporting category chosen for the Company's securities investments depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. At September 30, 1996, approximately 22.8% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale.
These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

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

Securities that are not classified as either held to maturity or trading securities are reported as securities available for sale. These securities may be sold if market or other measurement factors change unexpectedly after the securities were acquired. For example, opportunities arise when factors change that allow the Company to improve the performance and credit quality of the investment portfolio by replacing an existing s e curity with an alternative security while still maintaining an appropriate matching of expected maturities of assets and liabilities. Examples of such improvements are as follows: improving the yield earned on invested assets, improving the credit quality, changing the duration of the portfolio, and selling securities in advance of anticipated calls or other prepayments. Securities available for sale are reported in the Company's financial statements at fair value. Any unrealized gains or losses resulting from changes in the fair value of the securities are reflected as a component of stockholders' equity.

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

The Company's overall conservative investment philosophy is reflected in the allocation of investments of its insurance operations which is detailed below as of September 30, 1996 and December 31, 1995. The Company emphasizes debt securities, with smaller holdings in mortgage loans and real estate than industry averages.



                                                    Allocation
                                                  of Investments
                                         September 30,        December 31,
                                             1996                 1995


      Debt securities                         85.2%                84.5%
      Mortgage loans                           7.2                  7.3
      Policy loans                             5.3                  5.6
      Equity securities                        0.7                  1.0
      Real estate                              0.6                  0.7
      Other                                    1.0                  0.9

      Totals                                 100.0%               100.0%


Portfolio Analysis

The Company maintains a diversified debt securities portfolio which consists of various types of fixed income securities including primarily U . S . government, public utilities, corporate and mortgage-backed s e curities. Investments in mortgage-backed securities include U.S. government and private issue mortgage-backed pass-through securities as well as collateralized mortgage obligations (CMOs).

At September 30, 1996, securities held to maturity totaled $1.809 billion or 66.4% of total invested assets. The fair value of these securities was $1.808 billion which reflects gross unrealized losses of about $1 million as of September 30, 1996. However, this reflects a $10 million unrealized gain during the third quarter of 1996, due primarily to decreases in market interest rates. Market interest rates fell slightly during the quarter ended September 30, 1996, compared to a rise in interest rates during the second quarter of 1996.

Securities available for sale totaled $533.9 million at September 30, 1996. Equity securities, which are included in securities available for sale, continue to be a small component of the Company's total investment portfolio totaling only $20 million. Securities available for sale are reported in the accompanying financial statements at fair value with changes in values reported as a separate component of stockholders' equity, net of taxes and adjustments to deferred policy acquisition costs. Net unrealized gains on these securities totaled $4.2 million at September 30, 1996, reflecting an increase of $300,000 from June 30, 1996, due to decreasing market interest rates as previously described.

An important aspect of the Company's investment philosophy is managing the cash flow stability of the portfolio. Because expected maturities of securities may differ from contractual maturities due to prepayments and calls, the Company takes steps to manage and minimize such risks. More specifically, the Company has been increasing its holdings in noncallable corporate securities during 1995 and 1996. Corporate holdings as a percentage of the entire portfolio now represent over 40% in 1996.

The Company's holdings of mortgage-backed securities are also subject to prepayment risk, as well as extension risk. Both of these risks are addressed by specific portfolio management strategies. The Company substantially reduces both prepayment and extension risks by investing p r i marily in collateralized mortgage obligations which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I (PAC I) CMOs, are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

PAC I CMOs account for approximately 91% of the total CMO portfolio as of September 30, 1996. The CMOs that the Company purchases are modeled and subjected to detailed, comprehensive analysis by the Company's investment staff before any investment decision is made. The overall structure of the entire CMO is evaluated, and an average life sensitivity analysis is performed on the individual tranche being considered for purchase under increasing and decreasing interest rate scenarios. This analysis provides information used in selecting securities that fit appropriately within the Company's investment philosophy and asset/liability management parameters. The Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension, and credit risks.

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


                                             Below Investment
                                           Grade Debt Securities
                                                                 % of
                                  Carrying       Market       Invested
                                    Value         Value         Assets
                                              (In thousands)


September 30, 1996          $       18,249         18,180           0.7%

December 31, 1995           $       14,244         14,567           0.5%

December 31, 1994           $       31,861         28,670           1.4%



The level of investments in debt securities which are in default as to principal or interest payments is indicative of the Company's high quality portfolio. At September 30, 1996, and December 31, 1995, securities with principal balances totaling $2,945,000 and $3,575,000, respectively, were in default and on non-accrual status.

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

The Company's direct investments in real estate are not a significant portion of its total investment portfolio, and the majority of real estate owned was acquired through mortgage loan foreclosures. However, the Company is also currently participating in several real estate joint ventures and limited partnerships. The joint ventures and partnerships invest primarily in income-producing retail properties. While not a significant portion of the Company's investment portfolio, the investments have produced favorable returns to date and increased investment income significantly for the quarter ended September 30, 1996. NWL Investments I, L.P. sold several of these interests in real estate joint ventures on September 30, 1996. The sales resulted in additional investment income totaling approximately $2,300,000 for the third quarter of 1996.

Portfolio Analysis

The Company held net investments in mortgage loans totaling $195,437,000 and $191,674,000, or 7.2% and 7.3% of total invested assets, at September 30, 1996, and December 31, 1995, respectively. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

The diversification of the mortgage loan portfolio by geographic regions of the United States and by property type as of September 30, 1996 and December 31, 1995, was as follows:


                                        September 30,       December 31,
                                            1996                1995


West South Central                              53.0%              54.0%
Mountain                                        15.0               12.9
South Atlantic                                   8.7                9.2
Other                                           23.3               23.9

Totals                                         100.0%             100.0%



                                          September 30,       December 31,
                                              1996                1995


Retail                                          63.5%              67.0%
Office                                          19.8               15.9
Hotel/Motel                                      7.8                8.3
Other                                            8.9                8.8

Totals                                         100.0%             100.0%



As of September 30, 1996, the allowance for possible losses on mortgage loans was $5,668,000. No additions were made to the allowance in the quarter ended September 30, 1996, as management believes that the current balance is adequate. However, while management uses available information to recognize losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the West South Central region which includes Texas, Louisiana, Oklahoma, and Arkansas, as this area contains the highest concentrations of the Company's mortgage loans.

The Company currently places all loans past due three months or more on non-accrual status and no interest income is recognized during this period. Also, the Company will at times restructure mortgage loans under certain conditions which may involve changes in interest rates, payment terms, or other modifications. For the three months ended September 30, 1996 and 1995, the reductions in interest income due to non-accrual and restructured mortgage loans were not significant.

The Company owns real estate that was acquired through foreclosure and through direct investment totaling approximately $15,752,000 and $19,066,000 at September 30, 1996, and December 31, 1995, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized small operating gains on these properties of approximately $114,000 and $45,000 for the three months ended September 30, 1996, and 1995. The Company does not anticipate significant changes in these operating results in the near future.

The Company monitors the conditions and market values of these properties on a regular basis. No significant realized losses were recognized due to declines in values of properties for the three months ended September 30, 1996 and 1995, respectively. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed.



RESULTS OF OPERATIONS

Summary of Consolidated Operations

A summary of operating results for the periods ended September 30, 1996 and 1995 is provided below:



                             Three Months Ended          Nine Months Ended
                                September 30,              September 30,
                             1996          1995         1996         1995
                                 (In thousands except per share data)


Revenues:
Insurance revenues
excluding realized
gains (losses)
on investments           $     77,171        71,960      230,429      214,223
Realized gains
(losses)
on investments                  (446)       (2,030)        1,275      (1,729)
Total revenues           $     76,725        69,930      231,704      212,494

Earnings:
Earnings from
insurance operations     $     12,850        13,103       32,315       28,858
Losses from
discontinued
brokerage operations             -         (13,133)         -        (16,350)
Net realized
gains (losses)
on investments                  (290)       (1,319)          829      (1,123)
Net earnings
(losses)                 $     12,560       (1,349)       33,144       11,385

Earnings Per Share:
Earnings from
insurance operations     $       3.68          3.76         9.26         8.27
Losses from
discontinued
brokerage operations             -           (3.77)         -          (4.69)
Net realized
gains (losses)
on investments                 (0.09)        (0.38)         0.23       (0.32)
Net earnings
(losses)                 $       3.59        (0.39)         9.49         3.26




Significant changes and fluctuations in income and expense items between the three months ended September 30, 1996 and 1995 are described in detail for insurance operations and discontinued brokerage operations as follows:

Insurance Operations

Insurance Operations Net Earnings: Earnings from insurance operations for the quarter ended September 30, 1996, were $12,850,000 compared to
$13,103,000 for  the  third quarter of  1995.   However, the 1995 earnings
include a $4.5 million tax benefit resulting from the Company's subsidiary brokerage operations. Excluding the tax benefit, 1996 third quarter earnings
increased $4,247,000 over  comparable 1995  earnings.   This  increase  in
earnings was primarily due to higher net investment income and revenues from universal life and annuity products. Increases in net investment income totaling $1.5 million, net of taxes, were from non-recurring gains from several of the Company s investments in real estate joint ventures.

Life and Annuity  Premiums: This revenue category represents the premiums on traditional type products.  The decrease in premiums in 1996 compared to
1995 resulted  primarily  from an   experience-rated  adjustment totaling
approximately $1,300,000 in reinsurance premiums on the Company's accidental death benefit life insurance business.

Universal Life and Investment Annuity Contract Revenues: These revenues are from the Company's non-traditional products which are universal life and investment annuities. Revenues from these types of products consist of policy charges for the cost of insurance, policy administration fees and surrender charges assessed during the period. These revenues increased from $17,236,000 for the quarter ended September 30, 1995, to $19,155,000 for the same 1996 period. Increases totaling $1,223,000 in surrender charge revenues provided the majority of the increase in these contract revenues. Increases in cost of insurance revenues, primarily from increased universal life insurance in force, totaled $436,000.

Actual universal life and investment annuity deposits collected for the quarters ended September 30, 1996, 1995, and 1994, are detailed below. Deposits collected on these non-traditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                       Three Months Ended September 30,
                                       1996          1995         1994
                                                (In thousands)


Investment annuities             $       61,815        76,211       43,102
Universal life insurance                 16,414        16,748       16,915

Totals                           $       78,229        92,959       60,017



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

Net Investment Income: Net investment income increased 8.9% from the third quarter of 1995. The increase was from increases in invested assets and from gains from real estate joint ventures. NWL Investments I, L.P. sold several real estate joint venture interests on September 30, 1996. The sales resulted in additional investment income totaling approximately $2,300,000 for the third quarter of 1996.

Realized Gains (Losses) on Investments: The Company had realized losses of $446,000 and $2,030,000 in 1996 and 1995, respectively. The realized losses resulted primarily from sales of investments in debt securities and preferred stock. The Company made the decision to realize losses in 1995 in order to obtain tax benefits related to the losses which were scheduled to expire on December 31, 1995. The losses were primarily from sales of the Company's remaining investments in principal exchange rate linked securities. The 1996 losses were also realized for similar tax planning purposes. No significant writedowns on investments were recorded in 1996 or 1995.

Amortization of Deferred Policy Acquisition Costs: This expense item represents the amortization of the costs of acquiring or producing new business, which consists primarily of agents commissions. The majority of such costs are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted by the level of policy surrenders. Amortization was about $1.5 million lower in 1996 compared to 1995 primarily due to changes in the timing and increases in the levels of anticipated future gross profits for certain blocks of business.

Federal Income Taxes: Federal income taxes for 1996 reflect an effective tax rate of 35% which is the current statutory rate. However, Federal income taxes for the three months ended September 30, 1995, reflect a tax benefit of $623,000 although earnings from continuing operations before taxes totaled $11,161,000 for the same period. This result is due to a $4.5 million tax benefit resulting from the Company's subsidiary brokerage operations losses. This tax benefit was reflected in earnings from continuing operations in accordance with the Company's tax allocation agreement with its subsidiaries.

Discontinued Brokerage Operations

No earnings or losses were reported for discontinued brokerage operations for the third quarter of 1996 as National Western's investment in The Westcap Corporation was written-off in 1995, and there have been no significant changes in estimated costs to cease operations. Losses from discontinued operations totaled $13,133,000, or $3.77 per share, for the quarter ended September 30, 1995.

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

Significant changes and fluctuations in income and expense items between the nine months ended September 30, 1996 and 1995 are described in detail for insurance and brokerage operations as follows:

Insurance Operations

Insurance  Operations  Net  Earnings:   Earnings from insurance operations
increased $3,457,000, or $0.99 per share, compared to the first nine months of 1995. However, 1995 earnings were also higher due to a $5.6 million tax benefit resulting from the Company s subsidiary brokerage operations. Excluding the tax benefit, earnings for the nine months ended September 30, 1996, increased $9,057,000 over comparable 1995 earnings. The significant increase in earnings is attributable to a number of factors including: (a) increases in universal life and annuity contract revenues primarily from surrender charge revenues, (b) increases in net investment income including non-recurring gains from real estate joint ventures, (c) decreases in benefits and expenses including lower life insurance benefit claims, lower operating expenses, and lower amortization of deferred policy acquisition costs, and (d) non-recurring income from a lawsuit settlement.

Universal Life and Investment Annuity Contract Revenues: For the nine months ended September 30, 1996, these revenues increased $6,608,000 compared to the 1995 period. Increases totaling $4,764,000 in surrender charge revenues resulted in the majority of the increase in these contract revenues. Increases in cost of insurance revenues, primarily from increased universal life insurance in force, totaled $1,035,000.

Actual universal life and investment annuity deposits collected for the nine months ended September 30, 1996, 1995, and 1994, are detailed below. Deposits collected on these non-traditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                    Nine Months Ended September 30,
                                    1996          1995          1994
                                             (In thousands)


Investment annuities           $     204,296       254,837        86,746
Universal life insurance              49,855        51,773        47,941

Totals                         $     254,151       306,610       134,687



Net Investment Income: Net investment income increased $10,300,000 from $149,161,000 in 1995 to $159,461,000 in 1996, primarily due to the same reasons as previously described for the three months ended September 30, 1996.

Other Income: Other income increased significantly from $611,000 in 1995 to $1,171,000 in 1996. The increase was due to proceeds received in 1996 from a lawsuit settlement totaling $850,000. The lawsuit related to the Company's previous investment in a mortgage loan.

Realized Gains (Losses) on Investments: The Company recognized realized gains of $1,275,000 in 1996 compared to realized losses of $1,729,000 in 1995. The 1996 realized gains, resulting primarily from sales of real estate and investments in debt securities, include no significant write-downs. The 1995 realized losses were primarily from write-downs and sales of investments in debt securities. The losses were realized for tax purposes as previously described for the three months ended September 30, 1995.

Life and Other Policy Benefits: Expenses in 1996 and 1995 were $26.4 million and $29.0 million, respectively. The significant decrease in expenses is due to lower life insurance benefit claims. The 1995 expenses were abnormally high due to adverse claims experience in the first quarter. Throughout the Company's history, it has experienced both periods of higher and lower benefit claims in comparison to Company averages. The first quarter of 1995 reflects such a period as benefit claims were significantly higher. Such deviations are not uncommon in the life insurance industry and, over extended periods of time, tend to be offset by periods of lower claims experience.


Amortization of Deferred Policy Acquisition Costs: Amortization was down $2,789,000 from $24,522,000 in 1995 to $21,733,000 in 1996 for the same reasons as previously described for the three months ended September 30, 1996.

Universal Life and Investment Annuity Contract Interest: Interest expense was up $7,919,000 from $107,603,000 in 1995 to $115,522,000 in 1996.
Increases in annuity production, resulting in corresponding increases in policy liabilities, are the primary reasons for the higher expenses.

Other Insurance Operating Expenses: Other insurance operating expenses were down $984,000 in 1996 due primarily to lower state guaranty fund assessment expenses.

Federal Income Taxes: Federal income taxes for 1996 reflect an effective tax rate of 35% which is the current statutory rate. However, the 1995 taxes reflect a significantly lower effective tax rate of 18%. Federal income taxes for the nine months ended September 30, 1995, include tax benefits of $5.6 million resulting from the Company's subsidiary brokerage operations losses. The tax benefits were reflected in earnings from continuing operations in accordance with the Company's tax allocation agreement with its subsidiaries.

Discontinued Brokerage Operations

Consistent with the results reported for the first three quarters of 1996, no earnings or losses were reported for discontinued brokerage operations for the nine months ended September 30, 1996, as National Western's investment in The Westcap Corporation was written-off in 1995, and there have been no significant changes in estimated costs to cease operations. Losses from discontinued operations totaled $16,350,000, or $4.69 per share, for the nine months ended September 30, 1995.

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

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $115.4 million and $73.9 million for the nine months ended September 30, 1996 and 1995, respectively. Additionally, net cash flows from the Company's deposit product operations, which includes universal life and investment annuity products, totaled $9.8 million and $100.5 million for the nine months ended September 30, 1996 and 1995, respectively. The decrease in cash flows in 1996 was due primarily to lower universal life and annuity deposits and higher policy surrenders.

The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $76.7 million and $42.7 million for the nine months ended September 30, 1996 and 1995, respectively. The Company again expects significant cash flows from these sources throughout the remainder of 1996.

Capital Resources

The Company relies on stockholders' equity for its capital resources, as there has been no long-term debt outstanding in 1996 or recent years. The Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 1996.

Stockholders' equity totaled $336.4 million at September 30, 1996, reflecting an increase of $24.4 million from December 31, 1995. The increase in capital is primarily from net earnings of $33.1 million, offset by a decline in net unrealized gains on investment securities totaling $8.7 million during the first nine months of 1996. The overall increase in market interest rates since December 31, 1995, resulted in the significant decrease in unrealized gains. Book value per share at September 30, 1996, was $96.35.



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
Regulation S-K).

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1996.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  National Western Life Insurance Company

                               (Registrant)








Date: November 11, 1996                       /S/ Ross R. Moody
                                              Ross R. Moody
                                              President and Chief
                                              Operating Officer


Date: November 11, 1996                       /S/ Robert L. Busby, III
                                              Robert L. Busby, III
                                              Senior Vice President -
                                              Chief Administrative
                                              Officer, Chief Financial
                                              Officer and Treasurer