Form 10-K405
period 1996-12-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 1997-03-31
CIK 70684

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K


  [ X  ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1996

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

Yes [  X  ]     No  [      ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant at March 10, 1997, was approximately $187,648,000.

As  of   March 10, 1997, the number of shares of Registrant's common stock outstanding was: Class A - 3,291,338 and Class B - 200,000.



                                     PART I

                                ITEM 1. BUSINESS

(a) General

Life Insurance Operations

National Western Life Insurance Company (hereinafter referred to as "National Western," "Company," or "Registrant") is a life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-three states and the District of Columbia. National Western also accepts applications from and issues policies to residents of several Central and South American countries. Such policies are accepted and issued in the United States. During 1996, the Company recorded approximately $364 million in premium revenues, universal life, and investment annuity contract deposits. New life insurance issued during 1996 approximated $1.2 billion and the total amount in force at year-end 1996 was $8.1 billion. As of December 31, 1996, the Company had total consolidated assets of $3.12 billion.

Competition: The life insurance business is highly competitive and National Western competes with over 1,700 stock and mutual companies. Best's Agents Guide To Life Insurance Companies, an authoritative life insurance publication, lists companies by total admitted assets and life insurance in force. As of December 31, 1995, the most recent date for which information is available, National Western ranked 143 in total admitted assets and 230 in life insurance in force among approximately 1,700 life insurance companies domiciled in the United States.

Life insurance companies compete not only on product design and price, but increasingly on policyowner service and marketing and sales efforts. National Western believes that its products, premium rates, policyowner service, and marketing efforts are generally competitive with those of other life insurance companies selling similar types of insurance. Mutual insurance companies may have certain competitive advantages over stock companies in that the policies written by them are participating policies and their profits inure to the benefit of their policyholders. The Company no longer writes participating policies, and such policies represent a minor portion of the Company's life insurance in force at December 31, 1996.

In addition to competition within the life insurance industry, National Western and other insurance companies face competition from other industries. Banks, brokerage firms, and other financial institutions also market insurance products or other competing products such as mutual funds. The continued growth and popularity of mutual funds has attracted large amounts of investment funds, particularly during periods of declining or low market interest rates. Many mutual funds also allow tax deferred features through individual retirement accounts, 401(k) plans, and other qualified methods which compete directly with the Company's tax deferred annuity products.

Financial strength ratings of insurance companies also directly affect competitive positions within the industry. Most insurance companies obtain one or more ratings from independent rating agencies. National Western is rated "A- (Excellent)" by A.M. Best Company. A.M. Best ratings for the life insurance industry range from "A++ (Superior)" to "F (In Liquidation)." The "A-" rating identifies companies which have demonstrated excellent overall performance when compared to the standards established by A.M. Best. These companies have a strong ability to meet their obligations to policyholders over a long period of time. National Western has also been assigned a claims-paying ability rating of "A+
(Good)" by Standard and Poor's Corporation. Standard and Poor's ratings range from "AAA (Superior)" to " R (Regulatory Action)" .

In general, the above described ratings are developed and based on factors that are of more importance to policyholders, agents, and marketing organizations than to investors. In recent years, there has been increased emphasis and use of these financial strength ratings in the marketing efforts for insurance companies. While upgrades in ratings could be very positive for marketing efforts, declines in ratings could adversely affect product sales and persistency of policies currently in force.

Agents and Employees: National Western has 230 full-time employees at its principal executive office. Its insurance operations are conducted primarily through broker-agents, which numbered 7,386 at December 31, 1996. The agency operations are supervised by Senior Vice Presidents of domestic and international marketing. The Company's agents are independent contractors who are compensated on a commission basis. General agents receive overriding first year and renewal commissions on business written by agents under their supervision.

Many of the domestic marketing agents are contracted through independent marketing organizations. These organizations have well developed agent networks and extensive experience, financial resources, and success in marketing life insurance and annuity products. The international marketing broker-agents are a significantly smaller group than the domestic force. However, these broker-agents have been carefully selected and are proven producers, many of whom have been with the Company for 20 or more years.

Types of Insurance Written: National Western offers a broad portfolio of individual whole life, universal life and term insurance plans, endowments, and annuities, including standard supplementary riders. The Company does not market group life insurance but does offer group annuities. Annuities sold include flexible premium deferred annuities, single premium deferred annuities, and single premium immediate annuities. These products can be tax-qualified or non-qualified annuities. In recent years the majority of the business written has been non-qualified single premium deferred annuities and universal life products. Except for a small employee health plan and a small number of existing individual accident and health policies, primarily in Florida, the Company does not write any new policies in the accident and health markets. Distributions of the Company's direct premium revenues and deposits by types of products are provided below:


                                             Years Ended December 31,
                                        1996           1995          1994
                                                (In thousands)


Investment annuities:
     Single premium deferred     $      234,335       260,478       97,444
     Flexible premium deferred           35,813        47,144       58,861
     Single premium immediate             3,054         2,349        1,317

Total annuities                         273,202       309,971      157,622

Universal life insurance                 67,438        68,464       64,760
Traditional life and other               23,135        24,801       24,919

Total direct premiums collected  $      363,775       403,236      247,301



                                             Years Ended December 31,
                                         1996          1995          1994
                                                (In thousands)


First year and single premiums:
     Investment annuities          $    243,686       272,219      108,981
     Life insurance                      20,509        22,419       20,112

Total first year and single             264,195       294,638      129,093

Renewal premiums:
     Investment annuities                29,516        37,752       48,641
     Life insurance                      70,064        70,846       69,567

Total renewal                            99,580       108,598      118,208

Total direct premiums collected    $    363,775       403,236      247,301



The underwriting policy of the Company is to require medical examination of applicants for ordinary insurance in excess of certain prescribed limits. These limits are graduated according to the age of the applicant and the amount of insurance desired. The Company has no maximum for issuance of life insurance on any one life. However, the Company's general policy is to reinsure that portion of any risk in excess of $200,000 on the life of any one individual. Also, following general industry practice, policies are issued on substandard risks.

Geographical Distribution of Business: For the year 1996, insurance and annuity policies held by residents of the State of Texas accounted for 18% of premium revenues, universal life, and investment annuity contract deposits from direct business, while policies held by residents of California, Pennsylvania, and Michigan accounted for approximately 10%, 8%, and 5%, respectively. All other states of the United States accounted for 43% of premium revenues and deposits from direct business. The remaining 16% of premium revenues and deposits were derived from the Company's policies issued to foreign nationals, primarily in Central and South America, almost all of which was for individual life insurance. A distribution of the Company's direct premium revenues and deposits by domestic and international markets is provided below:


                                             Years Ended December 31,
                                        1996           1995          1994
                                                  (In thousands)


United States domestic market:
     Investment annuities          $    273,057       309,415      157,400
     Life insurance                      34,029        36,414       36,055

Total domestic market                   307,086       345,829      193,455

International market:
     Investment annuities                   145           556          222
     Life insurance                      56,544        56,851       53,624

Total international market               56,689        57,407       53,846

Total direct premiums collected    $    363,775       403,236      247,301


Approximately 62% of the direct life insurance premiums collected during 1996 was sold through international insurance brokers acting as independent contractors. Foreign business is solicited by various independent brokers, primarily in Central and South America, and forwarded to the United States for acceptance and issuance. The Company maintains strict controls on the business it accepts from such foreign independent brokers, as well as its underwriting procedures for such business. Except for a small block of business, a currency clause is included in each foreign policy stating that premium and claim "dollars" refer to lawful currency of the United States. Traditional and universal life products are sold in the international market to individuals in upper socioeconomic classes. By marketing exclusively to this group, sales typically produce a higher average policy size, strong persistency, and claims experience similar to that in the United States.

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

The following table shows the distribution of the Company's investments:


                                               December 31,
                                 1996     1995     1994     1993     1992


Securities held to maturity      67.6%    62.6%    68.5%    79.9%    77.5%
Securities available
for sale                         19.0     22.9     15.1      1.8      4.7
Mortgage loans                    7.0      7.3      8.1      8.4      8.1
Policy loans                      5.1      5.6      6.5      6.9      7.2
Other investments                 1.3      1.6      1.8      3.0      2.5

Totals                          100.0%   100.0%   100.0%   100.0%   100.0%


The following table shows investment results for insurance operations for the periods indicated:



                                              Realized      Net Unrealized
             Invested                          Gains         Appreciation
             Assets of          Net           (Losses)         Increase
Calendar     Insurance      Investment           On           (Decrease)
  Year      Operations      Income (A)       Investments          (B)
                                    (In thousands)


  1996     $   2,770,931         214,302           1,612         (5,342)
  1995         2,624,596         201,816         (2,415)          17,394
  1994         2,343,827         190,021           1,626         (1,942)
  1993         2,237,687         180,252           3,206           (395)
  1992         2,200,518         184,149          15,710             237


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

Regulations that affect the Company and the insurance industry are often the result of efforts by the National Association of Insurance Commissioners (NAIC). The NAIC is an association of state insurance commissioners, regulators, and support staff that acts as a coordinating body for the state insurance regulatory process. The NAIC and state insurance regulators periodically re-examine existing laws and regulations, and recently have been specifically focusing on insurance company investments and solvency issues, statutory policy reserves, reinsurance, risk-based capital guidelines, and codification of prescribed statutory accounting principles. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of prescribed statutory accounting practices. Accordingly, that project will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that insurance companies use to prepare their statutory financial statements.

Also of particular importance, the NAIC has established risk-based capital
(RBC) requirements to help state regulators monitor the financial strength and stability of life insurers by identifying those companies that may be inadequately capitalized. Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold. The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments. The RBC formula takes into consideration four major areas of risk which are: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses mortality and morbidity risk; (iii) interest rate risk which involves asset/liability matching issues; and (iv) other business risks. The Company has calculated its RBC level and has determined that its capital and surplus is significantly in excess of the threshold requirements.

The RBC regulation developed by the NAIC is an example of its involvement in the regulatory process. New regulations are routinely published by the NAIC as model acts or model laws. The NAIC encourages adoption of these model acts by all states to provide uniformity and consistency among state insurance regulations.

While the insurance industry is primarily regulated by state governments, federal regulation also affects the industry in various areas such as pension regulations, securities laws, and federal taxation. For example, annuity and insurance products have certain income tax advantages for the policyholders compared to other savings investments such as certificates of deposits and taxable bonds. Unlike many other investments, increases in the contract values of annuity and life insurance products are not subject to income taxation until these values are actually paid to and received by the policyholder. At various times, the federal government has considered revising or eliminating this income tax deferral. Such a change, if ever enacted, could have an adverse effect on the Company's ability to sell certain annuity and insurance products.

There have been numerous proposals recently to modify the existing federal
income  tax  laws.    Some proposals outline measures to implement a "flat
tax" structure that would lower the marginal tax rates for many taxpayers.
Other   proposals  call  for  eliminating  the  existing  income  tax  and
implementing  a  consumption based tax.   Adoption of any of these new tax
proposals, particularly the "consumption based tax", could have adverse effects on the insurance industry, as the value of annuity and life insurance products with income tax deferral advantages would be lessened or minimized. However, it is impossible to predict what changes, if any, will be made to the existing federal income tax structure and the timing of any such changes.

Discontinued Brokerage Operations

General: The Westcap Corporation (Westcap), a wholly owned subsidiary of the Company, was a brokerage firm headquartered in Houston, Texas. Prior to July 17, 1995, Westcap provided investment products and financial services to a nationwide customer base. Its wholly owned subsidiaries included Westcap Securities Investment, Inc. (Westcap Investment), Westcap Securities Management, Inc. (Westcap Management), and Westcap Mortgage Company (Westcap Mortgage). Westcap Investment and Westcap Management owned 100% of the partnership interests in Westcap Securities, L.P. (Westcap L.P.). Westcap L.P. was primarily a dealer in municipal and corporate bonds and collateralized mortgage obligations and a secondary market dealer in obligations issued or guaranteed by the U.S. government or its agencies. The limited partnership was subject to regulation by the Securities and Exchange Commission (SEC) and the National Association of Securities Dealers.

Plan  to  Cease  Brokerage  Operations  and  Chapter 11 Bankruptcy Filing:
Effective July 17, 1995, The Westcap Corporation and subsidiaries discontinued all sales and trading activities in its Houston, Texas, office. At that time, Westcap continued its corporate operations and small sales operations in its New Jersey office. However, in September, 1995, Westcap approved a plan to close the remaining sales office in New Jersey and to cease all brokerage operations.

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

In anticipation of an Order Instituting Public Administrative Proceedings, Making Findings and Imposing Remedial Sanctions (Order) being entered pursuant to Sections 15(b) and 19(h) of the Securities Exchange Act of 1934 by the Securities and Exchange Commission (Commission), on February 8, 1996, Westcap L.P. submitted an offer of settlement to the Commission whereby it consented, without admitting or denying the findings in the Order, to the entry of an Order of the Commission making findings, revoking Westcap L.P.'s registration with the Commission, and requiring payment to the Commission of (i) $445,341 disgorgement, (ii) prejudgment interest of $83,879, and (iii) civil penalty of $300,000. Such an Order was entered by the Commission on February 14, 1996. In compliance with the Order, Westcap L.P. made payment to the Commission of $829,220 on March 5, 1996.

On   April  12,  1996,  The  Westcap  Corporation  and  its  wholly  owned
subsidiary,   Westcap   Enterprises,  Inc.,  separately   filed  voluntary
petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Houston
Division.    Westcap Enterprises, Inc. is the successor by merger to Westcap
Securities Investment, Inc., Westcap Securities Management, Inc., and Westcap Securities, L.P., which prior to such merger were subsidiaries or affiliates of The Westcap Corporation. The bankruptcy filing is more fully described in Item 3, Legal Proceedings.

(b) Financial Information About Industry Segments

A summary of financial information for the Company's two industry segments follows:


                        Life        Discontinued
                      Insurance      Brokerage      Adjustments   Consolidated
                      Operations     Operations          (B)         Amounts
                                         (In thousands)


Gross revenues:
          1996      $     311,209           373(A)      (373)       311,209
          1995            287,816         5,112(A)    (5,693)       287,235
          1994            278,431        40,208(A)   (41,881)       276,758

Net earnings
(losses):
          1996      $      46,215           -             -          46,215
          1995             35,634      (16,350)           -          19,284
          1994             37,172       (2,936)           -          34,236

Identifiable
assets:
          1996      $   3,119,572         1,257           -       3,120,829
          1995          2,952,282         6,177           -       2,958,459
          1994          2,702,184       232,057      (19,187)     2,915,054


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


Additional  information  concerning these industry segments is included in
Item 1.(a).

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

The Company's brokerage subsidiary, The Westcap Corporation, leases its office facilities in Houston, Texas, under a lease which terminates in 1997. The total leased space is approximately 4,200 square feet. Upon termination of the existing lease in early 1997, The Westcap Corporation will reduce its office space to approximately 2,800 square feet in the same facility and will execute a month to month lease contract. The monthly lease rate will be $3,020.


                           ITEM 3. LEGAL PROCEEDINGS

On March 28, 1994, the Community College District No. 508, County of Cook and State of Illinois (The City Colleges) filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against National Western Life Insurance Company (the Company or National Western) and subsidiaries of The Westcap Corporation (Westcap), a wholly owned subsidiary of the Company. The suit seeks rescission of securities purchase transactions by The City Colleges from Westcap between September 9, 1993, and November 3, 1993, alleged compensatory damages, punitive damages, injunctive relief, declaratory relief, fees, and costs. National Western is named as a "controlling person" of the Westcap defendants. On February 1, 1995, the complaint was amended to add a RICO count for treble damages and claims under the Texas securities and consumer fraud laws, and to add additional defendants. Westcap and the Company are of the opinions that Westcap has adequate documentation to validate all such securities purchase transactions by The City Colleges, and that Westcap and the Company each have adequate defenses to the litigation. Westcap has filed Chapter 11 bankruptcy (see below), and City Colleges has filed a $55 million claim in the bankruptcy court. The claim has been tried before the court, but no judgment has been entered. Although the alleged damages would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The lawsuit against the Company has been stayed pending determination of the proceeding against Westcap.

On February 1, 1995, the San Antonio River Authority (SARA) filed a complaint in the 285th Judicial District Court, Bexar County, Texas, against Kenneth William Katzen (Katzen), Westcap Securities, L.P., The Westcap Corporation, and National Western Life Insurance Company (the Company). The suit alleges that Katzen and Westcap sold mortgage-backed security derivatives to SARA and misrepresented these securities to SARA. The suit alleges violations of the Federal Securities Act, Texas Securities Act, Deceptive Trade Practices Act, breach of fiduciary duty, fraud, negligence, breach of contract, and seeks attorney's fees. The Company is named as a "controlling person" of the Westcap defendants. Westcap and the Company are of the opinions that Westcap has adequate documentation to validate all securities purchases by SARA and that the Company and Westcap have adequate defenses to such suit. Although the alleged damages would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The Company and Westcap have denied all allegations and the parties have initiated discovery. The lawsuit has been transferred to the Westcap bankruptcy court, and the proceedings against the Company have been stayed pending determination of the claim in bankruptcy against Westcap.

On June 9, 1995, Charles McCutcheon, as Sheriff of Palm Beach County, Florida, served The Westcap Corporation, Westcap Securities, Inc., Westcap Government Securities, Inc., individual officers and directors of the
Westcap entities, and National Western Life Insurance Company (the Company) as defendants with a complaint filed in the U.S. District Court for the Southern District of Florida. The Complaint alleges that the Westcap entities improperly sold certain derivative securities to the Plaintiff and did not disclose the high risk of these securities to the Plaintiff, who suffered financial losses from the investments. The Company is sued as a "controlling person" of Westcap, and it is alleged that the Company is responsible and liable for the alleged wrongful conduct of Westcap. The suit seeks rescission of the investments, alleged actual damages of $8 million, punitive and exemplary damages, attorneys' fees, and injunction. On October 13, 1995, the U.S. District Judge ordered arbitration of Plaintiff's claims against the Westcap entities, and stayed all proceedings pending outcome of the arbitration. The Company and Westcap deny the allegations and believe they each have adequate defenses to such suit. Although the alleged damages would be material to the Company s financial statements, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The lawsuit is currently stayed pending the determination of the claim in bankruptcy against Westcap.

On July 5, 1995, San Patricio County, Texas, filed suit in the District Court of San Patricio County, Texas, against National Western Life Insurance Company (the Company) and its chief executive officer, Robert L. Moody. The suit arises from derivative investments purchased by San Patricio County from Westcap Securities, L.P. or Westcap Government Securities, Inc., affiliates of The Westcap Corporation. The suit alleges that the Westcap affiliates were controlled by the Company and Mr. Moody and that they are responsible for the alleged wrongful acts of the Westcap affiliates in selling the securities to the Plaintiff. Plaintiff alleges that the Westcap affiliates violated duties and responsibilities owed to the Plaintiff related to the investment recommendations and decisions made by Plaintiff, and alleges that the Plaintiff was financially damaged by such actions of Westcap. The suit seeks rescission of the investments and actual and punitive damages of unspecified amounts. The Company believes that it has adequate defenses to such suit and denies the allegations. The parties have initiated discovery. Although the alleged damages would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The lawsuit is currently stayed pending the determination of a similar claim against Westcap in the Westcap bankruptcy proceedings.

On September 13, 1995, Michigan South Central Power Agency filed a complaint in The United States District Court for the Western District of Michigan against Westcap Securities Investment, Inc., Westcap Securities, L.P., Westcap Securities Management, Inc., The Westcap Corporation, National Western Life Insurance Company (the Company), and others. The suit alleges that salesmen of Westcap sold mortgage-backed securities to the Plaintiff and misrepresented these securities in violation of Federal and state securities laws and common law. The Company is named as a "controlling person" of the Westcap defendants and is alleged to be responsible for their acts. Westcap and the Company are of the opinions that they have adequate defenses to the suit. Although the alleged damages would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from the suit cannot be made at this time. The Company and Westcap deny all allegations. The lawsuit is currently stayed pending the determination of the claim in bankruptcy against Westcap.

On February 27, 1996, the City of Tracy, a California municipal corporation, filed a complaint in the Superior Court of San Joaquin County, California, against Westcap Securities, L.P., National Western Life Insurance Company (the Company) and others. The suit arises from derivative investments purchased by the City of Tracy from Westcap Securities, L.P., an affiliate of The Westcap Corporation. The suit alleges that The Westcap Corporation and its subsidiaries are controlled by the Company and that it is responsible for alleged wrongful acts of the Westcap subsidiaries. Plaintiff alleges that the Westcap affiliates violated fiduciary duties and responsibilities owed to the Plaintiff related to investment purchases and decisions made by the Plaintiff, breach of contract, deceit, fraud, violation of California Securities Laws, and negligence, and that the Plaintiff was financially damaged thereby. The suit seeks rescission of the investment transactions, actual and punitive damages. Westcap and the Company are of the opinions that each of them have good and adequate defenses to the suit, and they deny the allegations. Although the alleged damages would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The lawsuit has been removed to the U.S. Bankruptcy Court in Houston, Texas, where it is currently pending.

On January 8, 1997, Tom Green County, a county government entity of the State of Texas, filed a petition in the District Court of Tom Green County, Texas, against National Western Life Insurance Company (the Company) and its chief executive officer, Robert L. Moody. The suit arises from derivative investments purchased by Tom Green County from Westcap Securities, L.P., an affiliate of The Westcap Corporation. The suit alleges that The Westcap Corporation and its affiliates are controlled by the Company and Robert L. Moody, and that they are responsible for the alleged wrongful acts of the Westcap affiliates in selling securities to the Plaintiff. Plaintiff alleges that the Westcap affiliates violated fiduciary duties and responsibilities allegedly owed to the Plaintiff related to investment recommendations and decisions made by the Plaintiff in purchasing securities, engaged in fraud and deceptive practices, conspiracy, violations of Texas Securities Laws, negligence and gross negligence, and alleges that the Plaintiff was financially damaged by such actions of Westcap. The suit seeks rescission of the investments and actual and punitive damages of unspecified amounts. The Company believes it has good and adequate defenses to the suit and denies the allegations. Although the alleged damages would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The Company has filed an answer in the suit, has denied all claims and allegations, and has removed the case to the U.S. District Court for the Northern District of Texas, San Angelo Division.

Although the alleged damages for the above-described suits would be material to the financial statements of National Western Life Insurance
Company and The Westcap Corporation, a reasonable estimate of actual losses which may result from any of these claims cannot be made at this time. Accordingly, no provision for any liability that may result from these actions has been recognized in the accompanying financial statements. National Western Life Insurance Company is also currently a defendant in several other lawsuits, substantially all of which are in the normal course of business. In the opinion of management, the liability, if any, which may arise from these lawsuits would not have a material adverse effect on the Company's financial position.

On April 12, 1996, The Westcap Corporation and its wholly owned subsidiary, Westcap Enterprises, Inc., separately filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Houston Division. Westcap Enterprises, Inc. is the successor by merger to Westcap Securities Investment, Inc., Westcap Securities Management, Inc., and Westcap Securities, L.P., which prior to such merger were subsidiaries or affiliates of The Westcap Corporation.

The plan of reorganization filed in the Bankruptcy Court provides for the merger of Westcap Enterprises, Inc. into The Westcap Corporation
(Westcap), with the survivor to conduct business as a real estate investment trust under sections 856-58 of the Federal Tax Code. National Western has agreed to participate in the Westcap plan of reorganization by the contribution of $5,000,000 of cash and $5,000,000 of income producing real estate properties in exchange for a complete settlement and release of any claims by Westcap against National Western and a continuing equity interest in the reorganized entity. The reorganization plan is subject to approval by Westcap's creditors and the Bankruptcy Court. The Creditors' Committee, the debtor Westcap, and National Western are currently engaged in discussions relating to the possible settlement of all claims by the creditors against Westcap and the claims of Westcap against National Western. No prediction can be made at this time as to the outcome of such settlement discussions.

National Western, Westcap, and the Creditors Committee agreed that National Western may make a $1,000,000 cash infusion to Westcap for operational expenses incurred during its bankruptcy and that such cash infusion will be credited against any future settlement or litigation recovery related to Westcap's alleged claims against National Western. Such funding was approved by the Bankruptcy Court on February 21, 1997, and the funds were transferred by National Western to Westcap on March 18, 1997.

National Western's investment in Westcap was completely written off during 1995. The $1,000,000 contribution described above will be reflected as losses from discontinued operations in the first quarter of 1997. Any additional losses from discontinued operations will depend primarily on results of Westcap bankruptcy proceedings.


                    ITEM 4. SUBMISSION OF MATTERS TO A VOTE
                              OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.


                                    PART II

                 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The principal market on which the common stock of the Company is traded is The Nasdaq Stock Market under the symbol NWLIA. The high and low sales prices for the common stock for each quarter during the last two years are shown in the following table:


                                                  High               Low


             1996:  First Quarter       $        64-1/2             55-1/2
                    Second Quarter               69-1/2             61-1/2
                    Third Quarter                84                 66-1/4
                    Fourth Quarter               89-1/4             72-1/4

             1995:  First Quarter       $        39                 32
                    Second Quarter               44                 34-3/4
                    Third Quarter                59                 43
                    Fourth Quarter               61                 46-1/2




(b) Equity Security Holders

The number of stockholders of record on December 31, 1996, was as follows:



              Class A Common Stock           6,561
              Class B Common Stock               2



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



                                        Years Ended December 31,
                          1996        1995        1994        1993      1992
                                (In thousands except per share amounts)



Revenues:
 Life and
 annuity premiums     $   16,611      17,390      18,938      18,624     21,365
 Universal life
 and investment
 annuity contract
 revenues                 75,966      69,783      64,711      67,778     56,543
 Net investment
 income                  214,302     201,816     190,021     180,252    184,149
 Other income              2,718         661       1,462       1,847        616
 Realized gains
 (losses)
 on investments            1,612     (2,415)       1,626       3,206     15,710
Total revenues           311,209     287,235     276,758     271,707    278,383
Expenses:
 Policyholder
 benefits                 33,313      37,336      32,790      34,646     34,234
 Amortization of
 deferred policy
 acquisition costs        30,361      33,675      32,131      33,159     25,085
 Universal life
 and investment
 annuity contract
 interest                151,475     142,940     129,064     130,875    135,792
 Other insurance
 operating expenses       25,722      27,084      29,394      28,959     27,870
Total expenses           240,871     241,035     223,379     227,639    222,981
Federal income taxes      24,123      10,566      16,207      14,696     18,719

Earnings before
cumulative
effect  of change
in accounting
principle and
discontinued
operations                46,215      35,634      37,172      29,372     36,683
Cumulative effect
of change in
accounting for
income taxes                  -           -           -        5,520         -
Earnings (losses)
from discontinued
operations                    -     (16,350)     (2,936)      21,832     26,728
Net earnings          $   46,215      19,284      34,236      56,724     63,411

Per Share:

Earnings before
cumulative
effect  of change
in accounting
principle and
discontinued
operations            $    13.24       10.22       10.66        8.44      10.55
Cumulative effect
of change in
accounting for
income taxes                  -           -           -         1.58         -
Earnings (losses)
from discontinued
operations                    -       (4.69)      (0.84)        6.27       7.68
Net earnings          $    13.24        5.53        9.82       16.29      18.23


Total assets          $3,120,829   2,958,459   2,915,054   2,941,051  2,698,497

Total liabilities     $2,767,969   2,646,472   2,639,920   2,698,333  2,512,406

Stockholders'
equity                $  352,860     311,987     275,134     242,718    186,091



                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

National Western Life Insurance Company is a life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-three states and the District of Columbia. It also accepts applications from and issues policies to residents of Central and South American countries. These policies are accepted and issued in the United States and accounted for approximately 16% of the Company's total premium revenues, universal life, and investment annuity contract deposits in 1996. The primary products marketed by the Company are its universal life and single and flexible premium annuity products.

In addition to the life insurance business, the Company had a brokerage operations segment through its wholly owned subsidiary, The Westcap Corporation (Westcap). However, during 1995 Westcap closed its sales offices and approved a plan to cease all brokerage operations. Subsequently on April 12, 1996, Westcap and its wholly owned subsidiary, Westcap Enterprises, Inc., separately filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The brokerage segment is now reported as discontinued operations throughout this report and in the accompanying financial statements.


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

Investments in debt and equity securities are classified and reported as either securities held to maturity or securities available for sale. The Company does not maintain a portfolio of trading securities. The reporting category chosen for the Company's securities investments depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. At December 31, 1996, approximately 22% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

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

Securities that are not classified as held to maturity are reported as securities available for sale. These securities may be sold if market or other measurement factors change unexpectedly after the securities were acquired. For example, opportunities arise that allow the Company to improve the performance and credit quality of the investment portfolio by replacing an existing security with an alternative security while still maintaining an appropriate matching of expected maturities of assets and liabilities. Examples of such improvements are as follows: improving the yield earned on invested assets, improving the credit quality, changing the duration of the portfolio, and selling securities in advance of anticipated calls or other prepayments. Securities available for sale are reported in the Company's financial statements at fair value. Any unrealized gains or losses resulting from changes in the fair value of the securities are reflected as a component of stockholders' equity.

As an integral part of its investment philosophy, the Company performs an ongoing process of monitoring the creditworthiness of issuers within the investment portfolio. Review procedures are also performed on securities that have had significant declines in fair value. The Company's objective in these circumstances is to determine if the decline in fair value is due to changing market expectations regarding inflation and general interest rates or other factors. Additionally, the Company closely monitors financial, economic, and interest rate conditions to manage prepayment and extension risks in its mortgage-backed securities portfolio.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments which is detailed below as of December 31, 1996 and 1995. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and real estate.


                                              Percent of Investments
                                                1996            1995


Debt securities                                 86.0%           84.5%
Mortgage loans                                   7.0             7.3
Policy loans                                     5.1             5.6
Equity securities                                0.6             1.0
Real estate                                      0.6             0.7
Other                                            0.7             0.9

Totals                                         100.0%          100.0%


Portfolio Analysis

The Company maintains a diversified debt securities portfolio which consists of various types of fixed income securities including primarily U.S. government, public utilities, corporate, and mortgage-backed securities. Investments in mortgage-backed securities include U.S. government and private issue mortgage-backed pass-through securities as well as collateralized mortgage obligations (CMOs). As of December 31, 1996, 1995, and 1994, the Company's debt securities portfolio consisted of the following mix of securities based on amortized cost:


                                            Percent of Debt Securities
                                         1996          1995         1994


Corporate                                45.5%         40.3%        32.5%
Mortgage and
asset-backed
securities                               34.5          40.6         47.6
Public utilities                         15.1          12.9         14.5
Foreign government                        2.2           2.2          1.3
U.S. government                           1.6           1.8          1.6
States and political
subdivisions                              1.1           2.2          2.5

Totals                                  100.0%        100.0%       100.0%



The amortized cost and estimated fair values of investments in debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                              Amortized           Fair
                                                Cost              Value
                                                    (In thousands)


Due in one year or less                 $        15,535           15,638
Due after one year
through five years                               90,352           90,863
Due after five years
through ten years                             1,120,022        1,127,620
Due after ten years                             323,045          339,065
                                              1,548,954        1,573,186

Mortgage and asset-backed
securities                                      816,157          833,669

Totals                                  $     2,365,111        2,406,855


An important aspect of the Company's investment philosophy is managing the cash flow stability of the portfolio. Because expected maturities of securities may differ from contractual maturities due to prepayments, extensions, and calls, the Company takes steps to manage and minimize these risks. The Company has reduced its exposure to prepayment and extension risks by lowering its holdings of mortgage-backed securities over the past few years. Mortgage and asset-backed securities totaled 47.6% of the entire portfolio in 1994 and now total only 34.5% at December 31, 1996. The majority of this reduction has been offset by increases in corporate securities, as corporate holdings have increased from 32.5% in 1994 to 45.5% in 1996. However, most of these additions were non-callable corporates which help reduce prepayment and call risks.

As indicated above, the Company's holdings of mortgage-backed securities are also subject to prepayment risk, as well as extension risk. Both of these risks are addressed by specific portfolio management strategies. The Company substantially reduces both prepayment and extension risks by investing primarily in collateralized mortgage obligations which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I (PAC I) CMOs, are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

As of December 31, 1996, CMOs represent approximately 90% of the Company's mortgage-backed securities, and PAC I CMOs account for approximately 91% of this CMO portfolio. The CMOs that the Company purchases are modeled and subjected to detailed, comprehensive analysis by the Company's investment staff before any investment decision is made. The overall structure of the entire CMO is evaluated, and an average life sensitivity analysis is performed on the individual tranche being considered for purchase under increasing and decreasing interest rate scenarios. This analysis provides information used in selecting securities that fit appropriately within the Company's investment philosophy and asset/liability management parameters. The Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension, and credit risks.

In addition to managing prepayment, extension, and call risks, the Company closely manages the credit quality of its investments in debt securities. The Company continues to follow its conservative investment philosophy by minimizing its holdings of below investment grade debt securities, as these securities generally have greater default risk than higher rated corporate debt. These issuers usually are more sensitive to adverse industry or economic conditions than are investment grade issuers. The Company's small holdings of below investment grade debt securities are summarized below. The increase in below investment grade debt securities from 1995 is primarily due to investment grade issuers that were downgraded to below investment grade status.


                                              Below Investment
                                           Grade Debt Securities
                                                                    % of
                                    Carrying        Market         Invested
                                      Value          Value          Assets
                                                 (In thousands)


December 31, 1996               $       38,696        38,784          1.4%

December 31, 1995               $       14,244        14,567          0.5%

December 31, 1994               $       31,861        28,670          1.4%



The Company's strong credit risk management and commitment to quality has resulted in minimal defaults in the debt securities portfolio in recent years. In fact, at December 31, 1996 and 1995, securities with principal balances totaling only $2,945,000 and $3,575,000 were in default and on non-accrual status.

The Company's commitment to high-quality investments in debt securities is also reflected by the portfolio average rating of "A," which is high quality. Allocation of investments in debt securities classified in accordance with the highest rating by a nationally recognized statistical rating organization as of December 31, 1996 and 1995, is provided below. If securities were not rated by one of these organizations, the equivalent classification as assigned by the National Association of Insurance Commissioners was used.



                                                   December 31,
                                                1996          1995


Aaa and U.S. government                          36.8%         43.0%
Aa                                                4.6           4.3
A                                                32.5          29.1
Baa                                              24.3          22.4
Ba and other below investment grade               1.7           0.7
Not rated                                         0.1           0.5

                                                100.0%        100.0%



At December 31, 1996, gross unrealized gains in the Company's debt and equity securities portfolios were as follows:


                                                                      Gross
                                        Fair          Amortized     Unrealized
                                        Value           Cost           Gains
                                                   (In thousands)


Securities held to maturity:
    Debt securities                $    1,896,847     1,873,561        23,286
Securities available for sale:
    Debt securities                       510,008       491,550        18,458
    Equity securities                      17,619        15,342         2,277

Totals                             $    2,424,474     2,380,453        44,021




As detailed above, debt securities classified as held to maturity comprise the majority of the Company's securities portfolio, while equity securities continue to be a small component of the portfolio. Gross unrealized gains totaling $44,021,000 on the securities portfolio at December 31, 1996, is a reflection of market interest rates at year-end. The fair values, or market values, of fixed income debt securities correlate to external market interest rate conditions. Because the interest rates are fixed on almost all of the Company's debt securities, market values typically increase when market interest rates decline, and decrease when market interest rates rise. This correlation between market values and interest rates is reflected in the table below.


                                                  December 31,
                                       1996           1995           1994
                                                 (In thousands)


Fair value                      $   2,406,855      2,301,403      1,816,054
Amortized cost                  $   2,365,111      2,179,939      1,944,098
Fair value as a percentage
of amortized cost                       101.8%         105.6%          93.4%
Ten-year Treasury Bond -
change in
yield for the year                        0.9%         (2.0)%           2.0%



As reflected above, changes in interest rates of 100 basis points or more have a significant impact on the market values of the Company's debt securities. The Company would expect similar results in the future from any significant upward or downward movement in market rates. However, because the majority of the Company's debt securities are classified as held to maturity, the changes in market values have had relatively small effects on the Company's financial statements. Also, the Company has the intent and ability to hold these securities to maturity, and it is unlikely that sales of such securities would be required which would realize the market gains or losses.


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

The Company seeks to minimize the credit and default risk in its mortgage loan portfolio through strict underwriting guidelines and diversification of underlying property types and geographic locations. In addition to being secured by the property, mortgage loans with leases on the underlying property are often guaranteed by the lessee, in which case the Company approves the loan based on the credit strength of the lessee. This approach has proven to result in higher quality mortgage loans with fewer defaults.

The Company's direct investments in real estate are not a significant portion of its total investment portfolio, and the majority of real estate owned was acquired through mortgage loan foreclosures. However, the Company also participates in several real estate joint ventures and limited partnerships. The joint ventures and partnerships invest primarily in income-producing retail properties. While not a significant portion of the Company's investment portfolio, these investments have produced favorable returns to date and increased investment income significantly in 1996. Several of these interests in real estate joint ventures were sold during 1996. The sales resulted in additional investment income totaling approximately $2,300,000.

Portfolio Analysis

The Company held net investments in mortgage loans totaling $193,311,000 and $191,674,000, or 7.0% and 7.3% of total invested assets, at December 31, 1996 and 1995. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

The diversification of the mortgage loan portfolio by geographic region of the United States and by property type as of December 31, 1996 and 1995, was as follows:



                                                   December 31,
                                                1996          1995


West South Central                               51.4%         54.0%
Mountain                                         15.0          12.9
Pacific                                          11.2           9.4
South Atlantic                                    8.7           9.2
East South Central                                4.0           4.3
East North Central                                3.8           3.9
All other                                         5.9           6.3

Totals                                          100.0%        100.0%




                                                    December 31,
                                                 1996          1995


Retail                                           64.4%         67.0%
Office                                           18.9          15.9
Hotel/Motel                                       7.8           8.3
Apartment                                         3.9           3.1
Industrial                                        0.6           0.6
Residential                                       0.3           0.4
Other Commercial                                  4.1           4.7

Totals                                          100.0%        100.0%



As of December 31, 1996, the allowance for possible losses on mortgage loans was $5,988,000. Additions to the allowance totaling $500,000 were recognized as realized losses on investments in the Company's 1996 financial statements. No additions were made in 1995. Management believes that the allowance for possible losses is adequate. However, while management uses available information to recognize losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the West South Central region which includes Texas, Louisiana, Oklahoma, and Arkansas, as this area contains the highest concentrations of the Company's mortgage loans.

The Company currently places all loans past due three months or more on non-accrual status, thus recognizing no interest income on the loans. At December 31, 1996 and 1995, the Company had approximately $36,000 and $203,000, respectively, of mortgage loan principal balances on non-accrual status. In addition to the non-accrual loans, the Company had mortgage loan principal balances with restructured terms totaling approximately $12,719,000 and $13,355,000 at December 31, 1996 and 1995, respectively.
For the years ended December 31, 1996 and 1995, the reductions in interest income due to non-accrual and restructured mortgage loans were not significant.

The contractual maturities of mortgage loans at December 31, 1996, are as follows:


                                                Principal
                                                   Due
                                             (In thousands)


Due in one year or less                   $       18,347
Due after one year
through five years                                69,239
Due after five years
through ten years                                100,526
Due after ten years
through fifteen years                             11,357
Due after fifteen years                            1,380

Total                                     $      200,849



The Company owns real estate that was acquired through foreclosure and through direct investment totaling approximately $15,209,000 and
$19,066,000 at December 31, 1996 and 1995, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized operating income on these properties of approximately $638,000 and $404,000 for the years ended December 31, 1996 and 1995, respectively. The Company does not anticipate significant changes in these operating results in the near future.

The Company monitors the conditions and market values of these properties on a regular basis. Realized losses recognized due to declines in values of properties totaled $526,000 and $882,000 for the years ended December 31, 1996 and 1995, respectively. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed.


RESULTS OF OPERATIONS

Summary of Consolidated Operations

A summary of operating results, net of taxes, for the years ended December 31, 1996, 1995, and 1994 is provided below:


                                            Years Ended December 31,
                                       1996          1995           1994
                                      (In thousands except per share data)


Revenues:
Insurance revenues excluding
realized
gains (losses) on investments     $    309,597       289,650       275,132
Realized gains (losses)
on investments                           1,612       (2,415)         1,626

Total revenues                    $    311,209       287,235       276,758

Earnings:
Earnings from insurance
operations                        $     45,167        37,203        36,115
Losses from discontinued
brokerage operations                        -       (16,350)       (2,936)
Net realized gains (losses)
on investments                           1,048       (1,569)         1,057

Net earnings                      $     46,215        19,284        34,236

Earnings Per Share:
Earnings from insurance
operations                        $      12.94         10.67         10.36
Losses from discontinued
brokerage operations                        -         (4.69)        (0.84)
Net realized gains (losses)
on investments                            0.30        (0.45)          0.30

Net earnings                      $      13.24          5.53          9.82



Significant changes and fluctuations in income and expense items between years are described in detail for insurance and brokerage operations as follows:

Insurance Operations

Insurance Operations Net Earnings: The Company recognized record earnings from insurance operations for the year totaling $45,167,000 in 1996, an increase of 21.4% over 1995 earnings. Increases in universal life and annuity revenues of 8.9% and net investment income of 6.2%, coupled with lower expenses, resulted in the record earnings. Lower expenses were primarily from decreases in life insurance benefit claims, policy acquisition costs, and state guaranty fund assessments. Also, 1995 earnings include a $5.7 million tax benefit resulting from the Company's subsidiary brokerage losses, and earnings for 1994 include a comparable $2.9 million tax benefit. The tax benefits were recognized in accordance with the Company's tax allocation agreement with its subsidiaries. Excluding the tax benefits, earnings from insurance operations for 1996 were actually up $13.7 million from 1995 due to the increases in revenues and lower expenses as previously described.

Life and Annuity Premiums: This revenue category represents the premiums on traditional type products. However, sales in most of the Company's markets continue to consist of non-traditional types such as universal life and investment annuities. The Company's current plans are to continue to focus the majority of its product development and marketing efforts on universal life and investment annuities. As a result, as in past years no significant growth is anticipated for these premiums in the near future.

Universal Life and Investment Annuity Contract Revenues: These revenues are from the Company's non-traditional products, which are universal life and investment annuities. Revenues from these types of products consist primarily of policy charges for the cost of insurance, policy administration fees, and surrender charges assessed during the period. These revenues increased from $64.7 million in 1994 to $76.0 million in 1996. More specifically, cost of insurance, policy administration fees, and other related revenues have steadily increased each year due to continued sales of non-traditional products which continue to increase the Company's policies in force. Additionally, surrender charge revenues continue upward due to increased policy surrenders. Policy surrenders were up 14.2% in 1996 over 1995, which corresponds to the increase in surrender charge revenues of 13.9%. A comparative detail of the components of universal life and investment annuity revenues is provided below:


                                            Years Ended December 31,
                                        1996          1995          1994
                                                 (In thousands)


Surrender charges                  $    34,941        30,665        29,882
Cost of insurance revenues              32,266        30,378        26,829
Policy fees and other revenues           8,759         8,740         8,000

Totals                             $    75,966        69,783        64,711



Actual universal life and investment annuity deposits collected for the years ended December 31, 1996, 1995, and 1994 are detailed below. Deposits collected on these non-traditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                            Years Ended December 31,
                                        1996          1995          1994
                                                 (In thousands)


Investment annuities:
    First year and single
    premiums                    $      243,686       272,219       108,981
    Renewal premiums                    29,516        37,752        48,641
Universal life insurance:
    First year and single
    premiums                            18,611        19,850        17,003
    Renewal premiums                    48,827        48,614        47,757

Totals                          $      340,640       378,435       222,382



Prior to 1993, most of the Company's investment annuity production was from the sale of two-tier annuity products, the vast majority of which were sold by a single independent marketing organization. However, in the third quarter of 1992, the Company discontinued sales of all two-tier annuities due to declines in sales and certain regulatory issues
concerning  two-tier  products.    The  Company  has  continued to collect
additional premiums on existing two-tier annuities, as much of the sales in prior years were flexible premium annuities on which renewal premiums are received subsequent to first year premiums.

Subsequent  to  discontinuing  the two-tier annuity sales, the Company set goals to not only develop new annuity products to replace the lost two-tier production, but to diversify and strengthen distribution channels to avoid dependence on its primary independent marketing organization. The Company achieved this by developing new annuity products in 1994 and by contracting new marketing organizations with extensive experience, financial resources, and success in marketing annuities. The combination of new products, primarily a single premium deferred annuity, and new marketing organizations started to produce results in the latter half of 1994 as annuity production began to increase significantly. This increased production continued throughout 1995. However, sales were lower in 1996, and the renewal premiums from the two-tier annuities also continued to decline. As the emphasis on new annuity sales is primarily single premium products, the Company does not anticipate a significant reversal of the decline in renewal premiums in the near future.

The   majority  of   the  Company's life  insurance  production  is  from
the international market, primarily Central and South American countries. The Company continues to see increased competition in the Central and South American market, causing production growth to slow. However, the Company has been accepting policies from foreign nationals for over thirty years and has developed strong relationships with carefully selected brokers in the foreign countries. This experience and strong broker relations have enabled the Company to meet the increased competition with new product enhancements and marketing efforts. Such efforts resulted in increased life insurance production once again in 1995, although 1996 premiums declined somewhat from these levels.

Net Investment Income: Net investment income during 1996 increased 6.2% from 1995. The increase was from increases in invested assets and from gains from real estate joint ventures. NWL Investments I, L.P. sold several real estate joint venture interests during 1996, and the sales resulted in additional investment income totaling approximately $2,300,000. Excluding the income from the joint venture sales, net investment income was up 5.0% from 1995, which is consistent with the increase in total invested assets of 5.6% for the same period. Also, the yield on purchases in 1996 was similar to the yield of the 1995 portfolio.

During 1995, net investment income increased 6.2% from 1994 while total invested assets increased 12.0% for the same period. The increase in invested assets was primarily due to increased annuity production. The growth in net investment income lagged the growth in invested assets for several reasons. Interest rates declined significantly throughout 1995, resulting in investments in lower yielding securities. Also, net investment income was up significantly in 1994 due to yield and amortization adjustments on mortgage-backed securities. The adjustments were made to reflect changes in mortgage-backed securities prepayment levels, caused by changes in market interest rates, which affected average lives, yields, and amortization periods of the securities. There were no significant corresponding adjustments in 1995.

As previously described, market interest rates declined significantly during 1995 from 1994 levels. Interest rates were somewhat volatile during 1996, but overall were at levels comparable to 1995. Detailed below is the Company's investment performance for 1996, 1995, and 1994. The changes in the Company's yield reflect the changes in market interest rates. However, changes in market rates affect the Company's portfolio yield slowly because of the relative small volume of new investment purchases during a year in comparison to the size of the overall investment portfolio.


                                            Years Ended December 31,
                                       1996           1995          1994
                                                 (In thousands)


Net investment income           $      214,302       201,816       190,021
Average invested assets,
at amortized cost               $    2,652,232     2,460,571     2,294,830
Yield on average
invested assets                          8.08%         8.20%         8.28%



Other  Income:  Other  income  for  1996 includes proceeds received from a
lawsuit  settlement  totaling  $850,000.    The  lawsuit  related  to  the
Company's previous investment in a mortgage loan.

Also, as previously disclosed in the Company's annual reports on Form 10-K, the Company was a defendant in a lawsuit seeking recovery of certain values of life insurance policies pledged as collateral for debentures totaling $8,000,000. This lawsuit was settled in September, 1993. However, the Company also received proceeds from a settlement totaling $955,000 for recovery of damages incurred related to this lawsuit. These settlement proceeds were reflected as other income in 1994.

Realized Gains and Losses on Investments: The Company recorded realized gains totaling $1.6 million in both 1996 and 1994 compared to realized losses of $2.4 million in 1995. The gains in 1996 were primarily from sales of investments in debt securities and real estate. The losses in 1995 were also primarily from sales of investments in debt securities, the majority
of  which  were  from  the  Company's   remaining investments in principal
exchange rate linked securities. The Company made the decision to realize these losses to obtain tax benefits related to the losses which were scheduled to expire on December 31, 1995. The gains and losses in 1996, 1995, and 1994 are net of write-downs on real estate and mortgage loans totaling $1,026,000, $882,000, and $625,000, respectively.

Life and Other Policy Benefits: Expenses in 1995 were significantly higher at $39.8 million than expenses in 1996 and 1994 which totaled only $35.4 million and $32.1 million, respectively. The significant fluctuation in expenses is due to higher life insurance benefit claims and high policy surrenders on traditional insurance products in 1995. Life insurance benefit claims, which accounted for the majority of the fluctuation, totaled $21.5 million, $24.6 million, and $19.1 million in 1996, 1995, and 1994, respectively. The 1995 expenses were abnormally high due to adverse claims experience. Throughout the Company's history, it has experienced both periods of higher and lower benefit claims in comparison to Company averages. The year 1995 reflects such a period, as benefits were significantly higher. Such deviations are not uncommon in the life insurance industry and, over extended periods of time, tend to be offset by periods of lower claims experience.

Amortization of Deferred Policy Acquisition Costs: This expense item represents the amortization of the costs of acquiring or producing new business, which consists primarily of agents' commissions. The majority of such costs are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted by the level of policy surrenders. Amortization for 1996, 1995, and 1994 has been relatively consistent at $30.4 million, $33.7 million, and $32.1 million, respectively. The lower amortization in 1996 is primarily due to changes in timing and increases in levels of anticipated future gross profits for certain blocks of business.

Universal Life and Investment Annuity Contract Interest: Prior to 1995, interest expense declined steadily as amounts totaled $129.1 million, $130.9 million, and $135.8 million for 1994, 1993, and 1992, respectively. This decline was primarily due to the lowering of credited interest rates on most universal life and investment annuity products throughout these years. The lowering of credited interest rates was largely in response to
declining  market  interest  rates.   Additional interest costs related to
increasing business was not significant, as the policy liabilities remained relatively constant over those years. However, in the latter part of 1994, annuity production began to increase significantly and it continued to increase into 1996. The increase in annuity deposits resulted in corresponding increases in policy liabilities and significantly higher interest costs in 1995 and 1996. Also, the Company's new annuity products typically credit significantly higher interest rates in the first policy year, again resulting in higher interest costs.

The Company closely monitors its credited interest rates, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. Rates are established or adjusted after careful consideration and evaluation of these factors against established objectives. Average credited rates, calculated based on policy reserves for the Company s universal life and investment annuity business, have remained relatively consistent since 1994. Average credited rates for 1996, 1995, and 1994 were 6.15%, 6.19%, and 6.04%, respectively.

Other Insurance Operating Expenses: These expenses totaled $25.7 million, $27.1 million, and $29.4 million for 1996, 1995, and 1994, respectively. The significant decline in these expenses is primarily due to reduced expenses for state guaranty association assessments.

The Company is subject to state guaranty association assessments in all states in which it is licensed to do business. These associations generally guarantee certain levels of benefits payable to resident policyholders of insolvent insurance companies. Most states allow premium tax credits for all or a portion of such assessments, thereby allowing potential recovery of these payments over a period of years. However, several states do not allow such credits. The National Organization of Life and Health Insurance Guaranty Associations annually publishes assessment data on nationwide life and health insurance company insolvencies. Based on this information, the Company revises its estimates for assessment liabilities relating to such insolvencies. The Company will continue to monitor and revise its estimates for assessments as additional information becomes available. Other insurance operating expenses related to state guaranty association assessments totaled $1,146,000, $2,371,000, and $4,869,000 for the years ended December 31,
1996, 1995, and 1994, respectively.

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

On   April  12,  1996,  The  Westcap  Corporation  and  its  wholly  owned subsidiary, Westcap Enterprises, Inc., separately filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Houston Division. Westcap Enterprises, Inc. is the successor by merger to Westcap Securities Investment, Inc., Westcap Securities Management, Inc., and Westcap Securities, L.P., which prior to such merger were subsidiaries or affiliates of The Westcap Corporation. The bankruptcy filing is more fully described in Item 3, Legal Proceedings.

In connection with the discontinued operations and subsequent bankruptcy filing, Westcap's assets are being carried at their estimated fair value, and its liabilities include estimated costs to dispose of assets and estimated future costs to cease operations. In accordance with generally accepted accounting principles, the assets and liabilities of Westcap have been reclassified in the accompanying consolidated balance sheets to separately identify them as assets and liabilities of the discontinued operations.

In previous years, Westcap has contributed significantly to the consolidated earnings of National Western Life Insurance Company. However, more recently, brokerage operations have produced losses due to the reasons cited above. A summary of net earnings and losses from brokerage operations since 1992 is provided below.


                                           Amounts in          Per
                                            Thousands         Share

Years ended December 31:
     1996                               $          -      $     -
     1995                                    (16,350)        (4.69)
     1994                                     (2,936)        (0.84)
     1993                                      21,832          6.27
     1992                                      26,728          7.68


Losses from the discontinued brokerage operations have been reflected separately from continuing operations of the Company in the accompanying consolidated financial statements. The 1995 losses disclosed above include estimated future operating losses as well as estimated costs to cease brokerage operations totaling $6,381,000 and resulted in the complete write-off of the Company's investment in Westcap on a consolidated basis. As a result, no losses were recognized in 1996. However, National Western, Westcap, and the Creditors' Committee agreed that National Western may make a $1,000,000 cash infusion to Westcap for operational expenses incurred during its bankruptcy and that such cash infusion will be credited against any future settlement or litigation recovery related to Westcap's alleged claims against National Western. Such funding was approved by the Bankruptcy Court on February 21, 1997, and the funds were transferred by National Western to Westcap on March 18, 1997. This contribution will be reflected as losses from discontinued operations in the first quarter of 1997. Any additional losses from discontinued operations will depend primarily on results of Westcap bankruptcy proceedings.

Consolidated Federal Income Taxes

Federal Income Taxes: Federal income taxes for 1996 reflect an effective tax rate of 34.3%, which is consistent with the expected statutory rate of 35%. However, Federal income taxes for 1995 on earnings from continuing operations reflect an effective tax rate of only 23%. The 1995 taxes are lower than the expected statutory rate of 35% due to a $5.7 million tax benefit resulting from the Company's subsidiary brokerage losses.
Correspondingly, losses on discontinued operations for 1995 totaling $16,350,000 do not include any tax benefits relating to the brokerage subsidiary. This tax reporting treatment is in accordance with the Company's tax allocation agreement with its subsidiaries. However, on a consolidated basis, the Federal income taxes reflect the expected effective tax rate of 35% for 1995.

Federal income taxes for 1994 on earnings from continuing operations reflect a low effective tax rate, as such taxes also include a tax benefit totaling $2.9 million resulting from the Company's subsidiary brokerage losses. Losses on discontinued operations for 1994 totaling $2,936,000 include Federal income taxes of $2,983,000. Again, the tax reporting treatment is in accordance with the tax allocation agreement previously described, and on a consolidated basis, Federal income taxes reflect an effective tax rate of 35% for 1994.


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

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $145 million, $99 million, and $117 million in 1996, 1995, and 1994, respectively. Lower earnings from brokerage operations was the primary reason for the lower cash flows in 1995 and 1994. Net cash flows from the Company's deposit product operations, which includes universal life and investment annuity products, totaled $16 million and $99 million in 1996 and 1995, respectively. These operations incurred net cash outflows in 1994 totaling $17 million. The increase in cash flows in 1995 was due to increased annuity production. However, the reduction in cash flows in 1996 was due to lower annuity production and higher policy surrenders than in 1995.

The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $117 million, $69 million, and $133 million in 1996, 1995, and 1994, respectively. The Company again expects significant cash flows from these sources in 1997 at levels similar to the past three years.

Capital Resources

The Company relies on stockholders' equity for its capital resources, as there has been no long-term debt outstanding in 1996 or recent years. The Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 1997.

Stockholders' equity totaled $353 million at December 31, 1996, reflecting an increase of $41 million from 1995. The increase in capital is primarily from net earnings of $46 million, offset by the decrease in net unrealized gains on investment securities totaling $5 million in 1996. Slightly higher market interest rates at year-end 1996 compared to 1995 resulted in the decrease in unrealized gains. Book value per share at December 31, 1996, was $101.07, reflecting a 13.1% increase for the year.


CHANGES IN ACCOUNTING PRINCIPLES

In June, 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." In December, 1996, SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," was issued which defers portions of SFAS No. 125 to be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1997. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for applicable transactions occurring after December 31, 1996, and is to be applied prospectively. The Company anticipates that the implementation of this statement will have no significant effects on its financial statements.


CURRENT REGULATORY ISSUES

Actuarial Guideline 33

In December, 1995, the National Association of Insurance Commissioners adopted for statutory accounting practices Actuarial Guideline 33, previously referred to as Actuarial Guideline GGG. This reserve guideline helps define the minimum reserves for policies with multiple benefit streams, such as two-tier annuities. The Company had been reserving for its two-tier annuities according to an agreement reached in 1993 with its state of domicile, Colorado. However, in 1995, the Company entered into discussions with the Colorado Division of Insurance (the Division) to implement Actuarial Guideline 33 and to phase it in over a three-year period as allowed by the guideline. In January, 1996, the Division approved the proposal for this three-year phase-in. The effect on the Company's statutory financial statements will not be significant, since the previous agreement with the Division was similar to the final guideline. Also, the guideline does not affect the Company's policy reserves which are prepared under generally accepted accounting principles as reported in the accompanying consolidated financial statements.

Risk Based Capital Requirements

The National Association of Insurance Commissioners (NAIC) has established risk-based capital (RBC) requirements to help state regulators monitor the financial strength and stability of life insurers by identifying those companies that may be inadequately capitalized. Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold. The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments. The RBC formula takes into consideration four major areas of risk which are: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses mortality and morbidity risk; (iii) interest rate risk which involves asset/liability matching issues; and (iv) other business risks.

Due to the uncertainty of the legality of publishing RBC information, the Company has chosen not to publish its RBC ratios or levels. However, the Company's current statutory capital and surplus is significantly in excess of the threshold RBC requirements.


              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is reported in Attachment A beginning on page __. See Index to Financial Statements and Schedules on page __ for a list of financial information included in Attachment A.


             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in auditors or disagreements with auditors which are reportable pursuant to Item 304 of Regulation S-K.



                                   PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) Identification of Directors

The following information as of January 31, 1997, is furnished with respect to each director. All terms expire in June of 1997.



                          Principal Occupation During
                                 Last Five                      First
 Name of Director           Years and Directorships            Elected     Age


Robert L. Moody        Chairman of the Board and Chief            1964      61
(1) (3) (4) (5)        Exectuive Officer of
                       the Company;
                       Investments, Galveston, Texas

Ross R. Moody          President and Chief Operating              1981      34
(1) (3)                Officer of the Company,
                       4/92-present;
                       Vice  President - Office of
                       the President of the Company,
                       4/91 - 4/92, Austin, Texas

Arthur O. Dummer       President, The Donner Company              1980      63
(1) (2) (3)            Salt Lake City, Utah

Harry L. Edwards       Retired; Former President and              1969      75
                       Chief  Operating  Officer
                       of the Company until
                       7/90, Austin, Texas

E. Douglas McLeod      Director of Development, Moody             1979      55
(4)                    Foundation, Galveston, Texas

Charles D. Milos, Jr.  Senior Vice President of the               1981      51
(1) (3)                Company, Galveston, Texas

Frances A. Moody       Investments, Dallas, Texas,                1990      27
(4)                    1992 - present; Student,
                       Southern Methodist
                       University, Dallas, Texas,
                       1987-1992

Russell S. Moody       Investments, Austin, Texas                 1988      35
(4)

Louis E. Pauls, Jr.    President, Louis Pauls & Company;          1971      61
(2)                    & Company; Investments,
                       Galveston, Texas

E. J. Pederson         Executive Vice President,                  1992      49
(2)                    The University of Texas
                       Medical Branch, Galveston, Texas


(1) Member of Executive Committee; (2) Member of Audit Committee; (3) Member of Investment Committee; (4) Director of American National Insurance \ Company of Galveston, Texas; (5) Director of The Moody National Bank of Galveston, Texas.



Family  relationships  among  the  directors are: Mr. Robert Moody and Mr.
McLeod are brothers-in-law and Mr. Robert Moody is the father of Ms. Frances Moody, Mr. Ross Moody, and Mr. Russell Moody.

(b) Identification of Executive Officers

The following is a list of the Company's executive officers, their ages, and their positions and offices as of January 31, 1997.


  Name of Officer        Age        Position (Year elected to position)


Robert L. Moody           61    Chairman of the Board and Chief Executive
                                Officer  (1964-1968, 1971-1980, 1981),
                                Director

Ross R. Moody             34    President and Chief Operating Officer
                                (1992), Director

Robert L. Busby, III      59    Senior Vice President - Chief Administrative
                                Officer,  Chief Financial Officer and
                                Treasurer (1992)

Charles P. Bale           58    Senior Vice President - Information Services
                                (1990)

Richard M. Edwards        44    Senior Vice President - International
                                Marketing ( 1990)

Paul D. Facey             45    Senior Vice President - Chief Actuary (1992)

Charles D. Milos, Jr.     51    Senior Vice President - Investment
                                Analyst (1990), Director

Arthur W. Pickering       55    Senior Vice President - Domestic Marketing
                                (1994)

Patricia L. Scheuer       45    Senior Vice President - Chief Investment
                                Officer (1992)

Robert J. Antonowich      50    Vice President - Marketing (1995)

Carol Jackson             61    Vice President - Human Resources (1990)

Vincent L. Kasch          35    Vice President - Controller and Assistant
                                Treasurer (1992)

James A. Kincl            67    Vice President - Salary Savings (1986)

Doris Kruse               51    Vice President - Policy Benefits (1990)

James R. Naiser           54    Vice President - Systems Development (1984)

James P. Payne            52    Vice President - Secretary (1994)

Al R. Steger              54    Vice President - Risk Selection (1992)

B. Ben Taylor             54    Vice President - Actuarial Services (1990)

Larry D. White            51    Vice President - Policyowner Services (1990)


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

(e) Business Experience

All of the executive officers listed above have served in various executive capacities with the Company for more than five years, with the exception of the following:

Mr. Facey was Superintendent, Marketing, for Northern Life Assurance Company of Canada from 1973-1985. From 1985-1987, he was Assistant Vice President, Marketing and Actuarial Services for Gerling Global Life Insurance Company in Toronto, Canada, and from 1987 until March, 1992, was Director of Actuarial Services for Variable Annuity Life Insurance Company of Houston, Texas.

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


                     ITEM 11. EXECUTIVE COMPENSATION

(b) Summary Compensation Table



                                                          Long Term
                                                         Compensation
                                                           No. of
                                                         Securities
                                  Annual   Compensation  Underlying      All Other
       Name and                   Salary       Bonus       Options    Compensation
  Principal Position     Year       (A)         (B)          (C)            (D)


1 Robert L. Moody        1996   $ 1,026,964   $      -        14,400      $ 160,064
  Chairman of            1995       967,696      91,616       25,000        111,533
  the Board              1994       890,216      56,886          -           19,016
  and Chief Executive
  Officer

2 Ross R. Moody          1996       400,334          -         5,500         32,366
  President and Chief    1995       361,427      19,768        9,000         20,866
  Operating Officer      1994       311,977      12,267           -          14,543

3 Arthur W. Pickering    1996       119,137     117,888        2,000         15,516
  Senior Vice            1995       109,181      77,654        2,500         14,845
  President -            1994        64,654       6,125           -          70,340
  Domestic Marketing

4 Robert L. Busby, III   1996       168,579          -         1,000         11,050
  Senior Vice            1995       160,690       8,008        4,000          9,068
  President -            1994       151,877       9,969           -           9,773
  Chief
  Administrative
  Officer,
  Chief Financial
  Officer
  and Treasurer

5 Charles D. Milos,      1996       143,930          -         1,400          8,940
  Jr.
  Senior Vice            1995       132,323       5,992        2,500          7,161
  President -            1994       128,815       3,718           -           7,561
  Investment Analyst


Notes to Summary Compensation Table:

(A) Salary includes directors' fees from National Western Life Insurance Company and its subsidiaries.

(B)  Bonuses include the following:

(1) Stock Bonus Plan - During 1993 the Company implemented a one-time stock bonus plan for all officers of the Company. Class A common stock restricted shares totaling 13,496 were granted to officers based on their individual performance and contribution to the Company. The shares were subject to vesting requirements as reflected in the following schedule:


            January 1, 1993         25%
            December 31, 1993       25%
            December 31, 1994       25%
            December 31, 1995       25%

The resulting compensation from the vesting of shares has been included in the applicable year in the bonus column. All of the 13,496 shares that were granted have been issued and were outstanding as of December 31, 1995.

(2) Other Bonuses - Employment and performance related bonuses are occasionally granted. Arthur W. Pickering received such bonuses in 1996, 1995, and 1994, and Robert L. Busby, III received such bonus in 1994.

(C) Represents stock options granted under the National Western Life Insurance Company 1995 Stock and Incentive Plan.

(D) All other compensation includes primarily employer contributions made to the Company's 401(k) Plan and Non-Qualified Deferred Compensation Plan on behalf of the employee. However, this item also includes taxable income for Robert L. Moody, related to his assignment of excess insurance on the Libbie Shearn Moody Trust of approximately $138,000, $92,000, and $2,000 in 1996, 1995, and 1994, respectively. This item also includes moving expenses for Arthur W. Pickering in 1994 of approximately $67,000.

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

All of the employees of the Company and its subsidiaries are eligible to participate in the Plan. In addition, directors of the Company, other than Compensation and Stock Option Committee members, are eligible for restricted stock awards, incentive awards, and performance awards. Non-employee directors, including members of the Compensation and Stock Option Committee, are eligible for non-discretionary stock options. On May 19, 1995, the Committee approved the issuance of 52,500 non-qualified stock options to selected officers of the Company. The Committee also granted 7,000 non-qualified, non-discretionary stock options to non-employee Company directors. On April 19, 1996, an additional 33,000 options were issued to selected officers. The directors stock options vest 20% annually following one full year of service to the Company from the date of grant. The officers stock options vest 20% annually following three full years of service to the Company from the date of grant. The exercise prices of the stock options were set at the fair market values of the common stock on the dates of grant.

Stock options granted to the named executive officers during 1996 are as follows:



                                                                  Potential
                                                                  Realizable
                                                             Value at Assumed
                              % of                              Annual Rates
                              Total                            of Stock Price
                 Number of   Options                            Appreciation
                Securities  Granted to                               for
                Underlying  Employees                            Option Term
                 Options    in Fiscal  Exercise  Expiration
   Name          Granted      Year       Price     Date        5%          10%


1 Robert L.       14,400      43.6%     $65.00   4-20-05   $516,044  $1,270,994
  Moody

2 Ross R.          5,500      16.7       65.00   4-20-05    197,100     485,449
  Moody

3 Arthur W.        2,000       6.1       65.00   4-20-05     71,673     176,527
  Pickering

4 Robert L.        1,000       3.0       65.00   4-20-05     35,836      88,264
  Busby, III

5 Charles D.       1,400       4.2       65.00   4-20-05     50,171     123,569
  Milos, Jr.


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

The benefit to be paid pursuant to this Plan to a Participant who retires at his normal retirement date shall be equal to (a) minus (b) minus (c) where:

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

The estimated annual benefits payable to the named executive officers upon retirement, at normal retirement age, for the Company's defined benefit plans are as follows:


                                            Estimated Annual Benefits
                                   Qualified      Non-Qualified
                                     Defined         Defined
          Name                    Benefit Plan     Benefit Plan       Totals


1  Robert L. Moody              $      125,335        341,427       466,762

2  Ross R. Moody                        83,243             -         83,243

3  Arthur W. Pickering                  26,906             -         26,906

4  Robert L. Busby, III                 47,132         22,240        69,372

5  Charles D. Milos, Jr.                46,537          1,745        48,282


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

During 1995 the Company adopted the National Western Life Insurance Company 1995 Stock and Incentive Plan (the Plan), as more fully described in Item 11(c). Directors of the Company, other than Compensation and Stock Option Committee members, are eligible for restricted stock awards, incentive awards, and performance awards. Non-employee directors, including members of the Compensation and Stock Option Committee, are eligible for non-discretionary stock options. On May 19, 1995, the Committee approved the issuance of 7,000 non-qualified, non-discretionary stock options to non-employee Company directors, with each such director receiving 1,000 stock options. Directors who are also employees of the Company were granted stock options as disclosed in the table in Item 11(c).

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

None.

(i) Report on Repricing of Options/SARs

None.

(j) Compensation Committee Interlocks and Insider Participation

The  Company's  Board  of  Directors  determines  and  approves  executive
compensation.    No  compensation  committee  interlocks  exist with other
unaffiliated companies.

Mr. Robert Moody, Mr. Ross Moody, and Mr. Milos serve as directors and also serve as officers and employees of the Company. Mr. Ross Moody and Mr. Milos also serve as officers of National Western Life Insurance Company's wholly owned subsidiaries, NWL 806 Main, Inc., NWL Investments, Inc., and NWL Properties, Inc. The Donner Company, 100% owned by Mr. Dummer, who is a director of National Western Life Insurance Company, was paid $70,273 in 1996 pursuant to an agreement between The Donner Company and a reinsurance intermediary relating to a reinsurance contract between the Company and certain life insurance reinsurers.

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

A separate Compensation and Stock Option Committee, comprised of outside, independent directors, determines compensation for the three highest paid Company executives. The committee also performs various projects relating to executive compensation at the request of the Board of Directors. Those directors serving on the committee include the following:

            Arthur O. Dummer
            Harry L. Edwards
            E. J. Pederson

The policies used by the Compensation and Stock Option Committee in determining compensation are similar to those described above for all other Company executives.


(1) Performance Graph

The following graph compares the change in the Company's cumulative total stockholder return on its common stock with the NASDAQ - U.S. Companies Index and the NASDAQ Insurance Stock Index. The graph assumes that the value of the investment in the Company's common stock and each index was $100 at December 31, 1991, and that all dividends were reinvested.

For the purpose of this electronic filing, the graph has been filed separately under the Securities and Exchange Commission filing Form SE dated March 27, 1997. The coordinates of the graph are as follows:


                                                      December 31,
                            1991      1992      1993      1994      1995    1996


National Western Life      100.0      169.4     160.4     125.2     201.8    313.5

NASDAQ - US Companies      100.0      116.4     133.6     130.6     184.7    227.2

NASDAQ - Insurance
Stock Index                100.0      135.3     144.8     136.3     193.6    220.6




                        ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                           BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

Set forth below is certain financial information concerning persons who are known by the Company to own beneficially more than 5% of any class of the Company's common stock on December 31, 1996:



     Title             Name and Address        Amount and Nature of    Percent
      of                      of               Beneficial Ownership       of
     Class             Beneficial Owners      Record and Beneficially   Class


Class A Common      Robert L. Moody                  1,160,896           35.27
                    2302 Postoffice Street
                    Suite 702
                    Galveston, Texas

Class A Common      Westport Asset                     356,500           10.83
                    Management, Inc.
                    253 Riverside Avenue
                    Westport, Connecticut

Class A Common      Tweedy Browne Company              288,128            8.75
                    52 Vanderbilt Avenue
                    New York, New York

Class B Common      Robert L. Moody                    198,074           99.04
                    (same as above)



(b) Security Ownership of Management

The following table sets forth as of December 31, 1996, information concerning the beneficial ownership of the Company's common stock by all directors, named officers, and all directors and officers of the Company as a group:


                             Title             Amount and Nature of    Percent
    Directors                 of               Beneficial Ownership       of
  and Officers               Class            Record and Beneficially   Class


Directors and
Named Officers:
Robert L. Moody          Class A Common              1,160,896           35.27
                         Class B Common                198,074           99.04

Ross R. Moody            Class A Common                  2,475             .08
                         Class B Common                    482             .24

Charles D. Milos, Jr.    Class A Common                    528             .02
                         Class B Common                     -               -

Directors:
Arthur O. Dummer         Class A Common                     15              -
                         Class B Common                     -               -

Harry L. Edwards         Class A Common                     20              -
                         Class B Common                     -               -

E. Douglas McLeod        Class A Common                     10              -
                         Class B Common                     -               -

Frances A. Moody         Class A Common                  2,475             .08
                         Class B Common                    482             .24

Russell S. Moody         Class A Common                  2,475             .08
                         Class B Common                    482             .24

Louis E. Pauls, Jr.      Class A Common                     10              -
                         Class B Common                     -               -

E. J. Pederson           Class A Common                    100              -
                         Class B Common                     -               -

Named Officers:
Robert L. Busby, III     Class A Common                    688             .02
                         Class B Common                     -               -

Arthur W. Pickering      Class A Common                     -               -
                         Class B Common                     -               -

All Directors and
Executive Officers       Class A Common              1,171,965           35.61
as a Group               Class B Common                199,520           99.76




(c) Changes in Control

None.


          ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Transactions with Management and Others

The Donner Company, 100% owned by Mr. Arthur Dummer, who is a director of National Western Life Insurance Company, was paid $70,273 in 1996 pursuant to an agreement between The Donner Company and a reinsurance intermediary relating to a reinsurance contract between the Company and certain life insurance reinsurers.

(b)  Certain Business Relationships

None.

(c)  Indebtedness of Management

Seal Fleet, Inc.

The Company held a corporate note for $500,000 which was originally issued by Oceanographic and Seismic Services, Inc. (Oceanographic). Oceanographic was later merged into Seal Fleet, Inc. The original note was renewed in 1976 and was a 20-year debenture due in August, 1996, with interest of 8% annually. The Company received payment in full including accrued interest on the debenture in 1996.

The Company also held a corporate note for $2,168,232 issued in 1990 by Seal (GP), Inc., which is a subsidiary of Seal Fleet, Inc. The note was due in June, 2000, with interest of 12% payable monthly and was secured by first preferred ship mortgages. The note was modified during 1992 reducing the interest rate from 12% to 10%. However, the additional 2% interest was payable upon maturity of the note. In 1996, the Company received payment in full on the note including accrued interest at 10% and the additional 2% interest accrued since the modification of the note.

Seal Fleet, Inc. was acquired in 1996 by an entity unaffiliated with National Western Life Insurance Company or the Moody family. Prior to the sale, Seal Fleet, Inc., had two classes of stock outstanding, Class A and
B. The Class B shares elected a majority of the Board of Directors of Seal Fleet, Inc. All of the Class B shares and 212,655 (9%) of the Class A shares of Seal Fleet, Inc., were owned by the Three R Trust, Galveston, Texas. This Trust was created by Robert L. Moody as Settlor for the benefit of his children. Three of his children, Mr. Ross R. Moody, Mr. Russell S. Moody, and Ms. Frances A. Moody are beneficiaries of the Three R Trust and are also directors of National Western Life Insurance Company. The Trustee of the Trust is Irwin M. Herz, Jr., of Galveston, Texas. Mr. Herz personally owned 10,932 (.5%) shares of the Class A stock of Seal Fleet, Inc. Mr. Herz is a lawyer representing the Company, Mr. Moody, and several of Mr. Moody's affiliated interests. Through its Trustee, Mr. Herz, the Three R Trust was considered to be the controlling stockholder of Seal Fleet, Inc. Louis Pauls, Jr., and Russell S. Moody, directors of the Company, were also directors of Seal Fleet, Inc.

Gal-Tex Hotel Corporation

The Company also holds three mortgage loans issued to Gal-Tex Hotel Corporation, which is owned 50% by the Libbie Shearn Moody Trust and 50% by The Moody Foundation. The first mortgage loan in the amount of $2,748,000 was issued in 1988, will mature in May of 1998, and pays interest of 10.5%. The loan is secured by property consisting of a hotel located in Kingsport, Tennessee. The second mortgage loan in the amount of $8,603,000 was issued in 1994, will mature in October of 2004, and pays interest of 8.75%. The loan is secured by property consisting of a hotel located in Houston, Texas. The third mortgage loan in the amount of $1,940,000 was issued in 1995, will mature in January of 2006, and pays interest of 9%. The loan is secured by property consisting of a hotel located in Woodstock, Virginia.

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

(d)  Transactions with Promoters

None.


                                     PART IV

                 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

(a) 1.  Listing of Financial Statements

See Attachment A, Index to Financial Statements and Schedules, on page __ for a list of financial statements included in this report.

(a) 2.  Listing of Financial Statement Schedules

See Attachment A, Index to Financial Statements and Schedules, on page __ for a list of financial statement schedules included in this report.

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the financial statements or notes.

(a) 3. Listing of Exhibits

Exhibit   - Restated Articles  of Incorporation  of  National  Western  Life
3(a) Insurance Company dated April 10, 1968 (incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit   - Amendment to the Articles of Incorporation of National Western
3(b) Life Insurance Company dated July 29, 1971 (incorporated by reference to Exhibit 3(b) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit   - Amendment to the Articles of Incorporation of National Western
3(c) Life Insurance Company dated May 10, 1976 (incorporated by reference to Exhibit 3(c) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit   - Amendment to the Articles of Incorporation of National Western
3(d) Life Insurance Company dated April 28, 1978 (incorporated by reference to Exhibit 3(d) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit   - Amendment  to the Articles of Incorporation of National Western
3(e) Life Insurance Company dated May 1, 1979 (incorporated by reference to Exhibit 3(e) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit   - Bylaws of National Western Life Insurance Company as amended
3(f) through April 24, 1987 (incorporated by reference to Exhibit 3(f) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit   - National Western  Life Insurance  Company  Non-Qualified  Defined
10(a)       Benefit  Plan  dated  July  26,  1991  (incorporated by reference to
            Exhibit 10(a) to the Company's Form 10-K for the year ended
            December 31, 1995).

Exhibit   - National Western Life Insurance Company Officers' Stock Bonus Plan
10(b) effective December 31, 1992 (incorporated by reference to the Company's Form S-8 registration dated January 27, 1994).

Exhibit   - National Western Life Insurance  Company  Non-Qualified  Deferred
10(c) Compensation Plan, as amended and restated, dated March 27, 1995 (incorporated by reference to Exhibit 10(c) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit   - First Amendment to the  National  Western  Life Insurance Company
10(d) Non-Qualified Deferred Compensation Plan effective July 1, 1995 (incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit   - National Western Life Insurance  Company 1995 Stock and Incentive
10(e) Plan (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit   - First Amendment to the National Western Life Insurance Company
10(f) Non-Qualified Defined Benefit Plan effective December 17, 1996 (filed on page __ of this report).

Exhibit   - Second Amendment to the National Western Life Insurance Company
10(g) Non-Qualified Defined Benefit Plan effective December 17, 1996 (filed on page __ of this report).

Exhibit   - Second Amendment to the National Western Life Insurance Company
10(h) Non-Qualified Deferred Compensation Plan effective December 17, 1996 (filed on page __ of this report).

Exhibit   - Third  Amendment to the National Western Life Insurance Company
10(i) Non-Qualified Deferred Compensation Plan effective December 17, 1996 (filed on page __ of this report).

Exhibit   - Subsidiaries of the Registrant (incorporated by reference to
21          Exhibit 21 to the Company's Form 10-K for the year ended
            December 31, 1995).

Exhibit   - Financial Data Schedule (filed electronically pursuant to
27          Regulation S-K).

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1996.

(c)  Exhibits

Exhibits required by Regulation S-K are listed as to location in the Listing of Exhibits in Item 14(a)3 above. Exhibits not referred to have been omitted as inapplicable or not required.

(d)  Financial Statement Schedules

The financial statement schedules required by Regulation S-K are listed as to location in Attachment A, Index to Financial Statements and Schedules, on page __ of this report.


                                 ATTACHMENT A

                  Index to Financial Statements and Schedules

                                                                          Page

Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1996 and 1995

Consolidated Statements of Earnings for the years ended December 31, 1996, 1995, and 1994

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995, and 1994

Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994

Notes to Consolidated Financial Statements

Schedule I - Summary of Investments Other Than Investments in Related Parties, December 31, 1996

Schedule V - Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995, and 1994


All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the financial statements or notes.




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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Western Life Insurance Company and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3, the Company changed its method of accounting for investments in debt and equity securities in 1994 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As discussed in Note 3, the Company changed its method of accounting for impairment of long-lived assets in 1996 to adopt the provisions of SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of."



                                                KPMG Peat Marwick LLP

Austin, Texas
February 28, 1997





              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                             December 31, 1996 and 1995
                                   (In thousands)


                       ASSETS                              1996         1995


Cash and investments:
    Securities held to maturity, at
    amortized cost (fair value: $1,896,847
    and $1,726,469)                                $    1,873,561    1,643,211
    Securities available for sale,
    at fair value (cost: $506,892
    and $561,127)                                         527,627      600,794
    Mortgage loans, net of allowance
    for possible losses ($5,988 and $5,668)               193,311      191,674
    Policy loans                                          142,077      147,923
    Other long-term investments                            22,997       30,970
    Cash and short-term investments                        11,358       10,024

Total cash and investments                              2,770,931    2,624,596

Accrued investment income                                  39,503       36,127
Deferred policy acquisition costs                         295,666      270,167
Other assets                                               13,472       21,392
Assets of discontinued operations                           1,257        6,177

                                                   $    3,120,829    2,958,459


See accompanying notes to consolidated financial statements.




              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                             December 31, 1996 and 1995
                       (In thousands except per share amounts)


        LIABILITIES AND STOCKHOLDERS' EQUITY               1996         1995



LIABILITIES:

Future policy benefits:
    Traditional life and annuity products          $      172,565      174,946
    Universal life and investment
    annuity contracts                                   2,529,307    2,401,098
Other policyholder liabilities                             24,403       22,833
Federal income taxes payable:
    Current                                                    -           413
    Deferred                                               11,910       12,287
Other liabilities                                          28,527       28,718
Liabilities of discontinued operations                      1,257        6,177

Total liabilities                                       2,767,969    2,646,472


COMMITMENTS AND CONTINGENCIES (Notes 4,
7, 9, and 15)

STOCKHOLDERS' EQUITY:

Common stock:
    Class A - $1 par value; 7,500,000 shares
    authorized; 3,291,338 shares issued and
    outstanding in 1996 and 1995                            3,291        3,291
    Class B - $1 par value; 200,000 shares
    authorized, issued and outstanding in
    1996 and 1995                                             200          200
Additional paid-in capital                                 24,647       24,647
Net unrealized gains on investment securities               9,853       15,195
Retained earnings                                         314,869      268,654

Total stockholders' equity                                352,860      311,987

                                                   $    3,120,829    2,958,459


See accompanying notes to consolidated financial statements.





              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EARNINGS
               For the Years Ended December 31, 1996, 1995, and 1994
                      (In thousands except per share amounts)


                                            1996          1995          1994

Premiums and other revenue:
    Life and annuity premiums         $     16,611        17,390        18,938
    Universal life and investment
    annuity contract revenues               75,966        69,783        64,711
    Net investment income                  214,302       201,816       190,021
    Other income                             2,718           661         1,462
    Realized gains (losses
    on investments                           1,612       (2,415)         1,626

Total premiums and other revenue           311,209       287,235       276,758

Benefits and expenses:
    Life and other policy benefits          35,354        39,823        32,132
    Increase (decrease) in
    liabilities for future
    policy benefits                        (2,041)       (2,487)           658
    Amortization of deferred policy
    acquisition costs                       30,361        33,675        32,131
    Universal life and investment
    annuity contract interest              151,475       142,940       129,064
    Other insurance
    operating expenses                      25,722        27,084        29,394

Total benefits and expenses                240,871       241,035       223,379

Earnings before Federal income
taxes and discontinued operations           70,338        46,200        53,379

Provision (benefit) for Federal
income taxes:
    Current                                 21,624         9,640        16,300
    Deferred                                 2,499           926          (93)

Total Federal income taxes                  24,123        10,566        16,207

Earnings from continuing operations         46,215        35,634        37,172



(Continued on next page)



              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS, CONTINUED
                For the Years Ended December 31, 1996, 1995, and 1994
                       (In thousands except per share amounts)



                                             1996          1995         1994



Discontinued operations:
    Losses from operations of
    discontinued brokerage
    operations (net of Federal
    income taxes of $2,983 in 1994)      $       -        (9,969)      (2,936)
    Estimated loss on disposal
    of discontinued
    brokerage operations                         -        (6,381)          -

Losses from discontinued operations              -       (16,350)      (2,936)

Net earnings                             $   46,215        19,284       34,236


Earnings (losses) per share of common
stock:
  Earnings from
  continuing operations                  $    13.24         10.22        10.66
  Losses from
  discontinued operations                        -         (4.69)       (0.84)

Net earnings                             $    13.24          5.53         9.82



See accompanying notes to consolidated financial statements.





              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the Years Ended December 31, 1996, 1995, and 1994
                                   (In thousands)



                                            1996          1995          1994


Common stock shares outstanding:
    Shares outstanding at
    beginning of year                        3,491         3,488         3,485
    Shares issued for stock
    bonus plan                                  -              3             3

Shares outstanding at end of year            3,491         3,491         3,488


Common stock:
    Balance at beginning of year        $    3,491         3,488         3,485
    Shares issued for stock
    bonus plan                                  -              3             3

Balance at end of year                       3,491         3,491         3,488

Additional paid-in capital:
    Balance at beginning of year            24,647        24,475        24,356
    Shares issued for stock
    bonus plan                                  -            172           119

Balance at end of year                      24,647        24,647        24,475

Net unrealized gains (losses) on
securities available for
sale, net of effects of deferred
policy acquisition
costs and taxes:
     Balance at beginning of year           15,195       (2,199)         (257)
     Effect of change in accounting
     for investments
     in debt and equity securities              -             -         26,610
     Change in unrealized gains
     (losses) during year                  (4,774)        15,166      (29,493)
     Net unrealized gains related
     to transfer of securities
     from available for sale to
     held to maturity                         -            3,159         1,380
     Amortization of net unrealized
     gains related to
     transferred securities                  (568)         (931)         (439)

Balance at end of year                       9,853        15,195       (2,199)

Retained earnings:
    Balance at beginning of year           268,654       249,370       215,134
    Net earnings                            46,215        19,284        34,236

Balance at end of year                     314,869       268,654       249,370

Total stockholders' equity              $  352,860       311,987       275,134



See accompanying notes to consolidated financial statements.




              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended December 31, 1996, 1995, and 1994
                                   (In thousands)


                                             1996          1995         1994


Cash flows from operating
activities:
    Net earnings                         $   46,215        19,284       34,236
    Adjustments to reconcile
    net earnings to net cash
    provided by operating
    activities:
    Universal life and investment
    annuity contract interest               151,475       142,940      129,064
    Surrender charges and other
    policy revenues                        (39,562)      (34,936)     (33,016)
    Realized (gains) losses
    on investments                          (1,612)         2,415      (1,626)
    Accrual and amortization
    of investment income                    (6,880)       (7,129)     (10,722)
    Depreciation and amortization               708           620          649
    Decrease (increase) in other assets       (988)           940        3,771
    Increase in accrued
    investment income                       (3,376)       (4,497)      (3,468)
    Decrease (increase) in deferred
    policy acquisition costs               (11,320)      (12,018)        2,354
    Increase (decrease) in liability
    for future policy benefits              (2,041)       (2,487)          658
    Increase (decrease) in other
    policyholder liabilities                  1,570         (350)      (1,028)
    Increase (decrease) in Federal
    income taxes payable                     10,645       (4,180)      (9,222)
    Increase (decrease) in other
    liabilities                               (191)       (1,781)        4,972
    Other                                      -              176          121

Net cash provided by
operating activities                        144,643        98,997      116,743

Cash flows from investing activities:
    Proceeds from sales of:
        Securities held to maturity            -           10,659         -
        Securities available for sale        41,276        44,440        9,114
        Other investments                     3,126         1,645       22,531
    Proceeds from maturities and
    redemptions of:
        Securities held to maturity          72,138        54,720       76,174
        Securities available for sale        44,662        13,942       57,270
    Purchases of:
        Securities held to maturity       (301,239)     (212,192)    (155,892)
        Securities available for sale      (27,838)     (130,066)    (116,923)
        Other investments                   (4,014)       (5,941)      (3,548)
    Principal payments on
    mortgage loans                           32,995        15,952       29,431
    Cost of mortgage loans acquired        (26,220)      (18,125)     (30,093)
    Decrease in policy loans                  5,846         3,564        2,335
    Decrease in assets of
    discontinued operations                   4,920       225,880      140,244
    Decrease in liabilities of
    discontinued operations                 (4,920)     (209,153)    (136,590)
    Other                                     (337)         (851)        (245)

Net cash used in
investing activities                      (159,605)     (205,526)    (106,192)


 (Continued on next page)



              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
               For the Years Ended December 31, 1996, 1995, and 1994
                                   (In thousands)



                                            1996          1995          1994


Cash flows from financing
activities:
    Deposits to account balances
    for universal life and
    investment annuity contracts        $  304,236       343,588       190,687
    Return of account balances
    on universal life and
    investment annuity contracts         (287,940)     (244,758)     (207,823)

Net cash provided by (used in)
financing activities                        16,296        98,830      (17,136)

Net increase (decrease) in cash and
short-term investments                       1,334       (7,699)       (6,585)
Cash and short-term investments at
beginning of year                           10,024        17,723        24,308

Cash and short-term investments
at end of year                          $   11,358        10,024        17,723


SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest                            $      281         3,740         9,134
    Income taxes                            13,466        15,129        26,332

Non-cash investing activities:
    Foreclosed mortgage loans           $       -            961         2,557
    Mortgage loans originated
    to facilitate
    the sale of real estate                  4,145         1,105         2,655



See accompanying notes to consolidated financial statements.





           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation - The accompanying consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly owned subsidiaries (the Company), The Westcap Corporation, NWL Investments, Inc., NWL Properties, Inc., NWL 806 Main, Inc., and Commercial Adjusters, Inc. Commercial Adjusters, Inc., was dissolved in October, 1994, and all remaining assets and liabilities were assumed by National Western Life Insurance Company. The Westcap Corporation ceased brokerage operations during 1995 and filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in 1996. As a result, The Westcap Corporation is reflected as discontinued operations in the accompanying financial statements. All significant intercorporate transactions and accounts have been eliminated in consolidation.

(B)  Basis  of  Presentation  -  The  accompanying  consolidated financial statements  have  been  prepared  in  conformity  with  generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates included in the accompanying financial statements include (1) contingent liabilities related to litigation, (2) recoverability of deferred policy acquisition costs, (3) estimated losses related to discontinued operations, and (4) valuation allowances for mortgage loans.

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

Transfers  of  securities between categories are recorded at fair value at the date of transfer. The unrealized holding gains or losses for securities transferred from available for sale to held to maturity are included as a separate component of equity and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

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

Mortgage loans and other long-term investments are stated at cost, less unamortized discounts and allowances for possible losses. Policy loans are stated at their aggregate unpaid balances. Real estate is stated at the lower of cost or fair value less estimated costs to sell.

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

(H) Earnings Per Share - Earnings per share of common stock are based on the weighted average number of such shares outstanding during each year.
The weighted average shares outstanding were 3,491,338, 3,488,205, and 3,484,682 for the years ended December 31, 1996, 1995, and 1994, respectively.

(I) Classification - Certain reclassifications have been made to the prior years to conform to the reporting categories used in 1996. The most significant of these reclassifications relate to The Westcap Corporation and its discontinued brokerage operations. All assets, liabilities, results of operations, and cash flows of The Westcap Corporation have been reclassified and reported separately as discontinued operations in the accompanying financial statements.

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

A summary of direct premiums and deposits collected is provided below:


                                             Years Ended December 31,
                                        1996           1995          1994
                                                  (In thousands)


Direct premiums and deposits
collected:
    Investment annuity deposits     $   273,202       309,971       157,622
    Universal life
    insurance deposits                   67,438        68,464        64,760
    Traditional life
    and other premiums                   23,135        24,801        24,919

Totals                              $   363,775       403,236       247,301



2. Under generally accepted accounting principles, commissions and certain expenses related to policy issuance and underwriting, all of which generally vary with and are related to the production of new business, are deferred. For traditional products, these costs are amortized over the premium-paying period of the related policies in proportion to the ratio of the premium earned to the total premium revenue anticipated, using the same assumptions as to interest, mortality, and withdrawals as were used in calculating the liability for future policy benefits. For universal life and investment annuity contracts, these costs are amortized in relation to the present value of expected gross profits on these policies. The Company evaluates the recoverability of deferred policy acquisition costs on an annual basis. In this evaluation, the Company considers estimated future gross profits or future premiums, as applicable for the type of contract. The Company also considers expected mortality, interest earned and credited rates, persistency, and expenses. Statutory accounting practices require commissions and related costs to be expensed as incurred.

A summary of information relative to deferred policy acquisition costs is provided below:


                                            Years Ended December 31,
                                        1996          1995          1994
                                                 (In thousands)


Policy acquisition costs
deferred:
    Agents' commissions         $       39,218        42,903        27,177
    Other                                2,463         2,790         2,600

                                $       41,681        45,693        29,777

Policy acquisition costs
amortized                       $       30,361        33,675        32,131


3. Under generally accepted accounting principles, the liability for future policy benefits on traditional products has been calculated by the net level method using assumptions as to future mortality (based on the 1965-1970 and 1975-1980 Select and Ultimate mortality tables), interest ranging from 4% to 8%, and withdrawals based on Company experience. For universal life and investment annuity contracts, the liability for future policy benefits represents the account balance. For statutory accounting purposes, liabilities for future policy benefits for life insurance policies are calculated by the net level premium method or the commissioners reserve valuation method. Future policy benefit liabilities for annuities are calculated based on the continuous commissioners annuity reserve valuation method and provisions of Actuarial Guideline 33.

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

8. The recorded value of the life interest in the Libbie Shearn Moody Trust (the Trust) is reported at its initial valuation, net of accumulated amortization, under generally accepted accounting principles. The initial valuation was based on the assumption that the Trust would provide certain income to the Company at an assumed interest rate and is being amortized over 53 years, the life expectancy of Mr. Robert L. Moody at the date he contributed the life interest to the Company. For statutory accounting purposes, the life interest has been valued at $26,400,000, which was computed as the present value of the estimated future income to be received from the Trust. However, this amount is being amortized to a valuation of $12,774,000 over a seven-year period in accordance with
Colorado Division of Insurance permitted accounting requirements. Prescribed statutory accounting practices provide no accounting guidance for such asset. The statutory admitted value of this life interest at December 31, 1996, is $18,614,000 in comparison to a carrying value of $4,922,000 in the accompanying consolidated financial statements.

Reconciliations of statutory stockholders' equity, as included in the annual statements filed with the Colorado Division of Insurance, to the respective amounts as reported in the accompanying consolidated financial statements prepared under generally accepted accounting principles are as follows:


                                               Stockholders' Equity
                                                as of December 31,
                                         1996          1995          1994
                                                  (In thousands)


Statutory equity                     $  265,289       236,884       212,063
Adjustments:
    Difference in valuation of
    investment in the Libbie
    Shearn Moody Trust                 (13,692)      (15,355)      (17,021)
    Deferral of policy
    acquisition costs                   295,666       270,167       291,274
    Adjustment of future
    policy benefits                   (220,510)     (218,352)     (206,027)
    Deferred Federal income
    taxes payable                      (11,910)      (12,287)       (1,996)
    Adjustment of securities
    available for sale
    to fair value                        26,116        48,880      (10,469)
    Reversal of asset
    valuation reserve                    10,403         4,002        10,197
    Reversal of interest
    maintenance reserve                   7,837         5,991         4,922
    Reinstatement of non-
    admitted assets                       3,088         2,429         2,468
    Valuation allowances
    on investments                     (10,052)      (10,862)      (10,573)
    Adjustment for consolidation            102           102           102
    Other, net                              523           388           194

Generally accepted accounting
principles equity                    $  352,860       311,987       275,134



Reconciliations of statutory net earnings, as included in the annual statements filed with the Colorado Division of Insurance, to the respective amounts as reported in the accompanying consolidated financial statements prepared under generally accepted accounting principles are as follows:


                                                Net Earnings for the
                                              Years Ended December 31,
                                          1996          1995         1994
                                                   (In thousands)


Statutory net earnings              $    35,644        28,343       32,513
Subsidiary losses before
deferred Federal
income taxes                              (656)      (17,594)      (3,806)
Consolidated statutory
net earnings                             34,988        10,749       28,707
Adjustments:
    Deferral of policy
    acquisition costs                    11,320        12,018      (2,354)
    Adjustment of future
    policy benefits                     (2,158)      (12,325)        (671)
    Amortization of investment
    in the Libbie
    Shearn Moody Trust                    (284)         (280)        (279)
    Benefit (provision) for
    deferred Federal income taxes       (2,499)         (715)          108
    Valuation allowances and
    permanent
    impairment write-downs
    on investments                          954         3,901        5,238
    Lawsuit settlements
    recorded as surplus
    adjustments for
    statutory accounting                    850         (200)          955
    Subsidiary stock dividends                -            -       (1,366)
    Increase in interest
    maintenance reserve                   1,846         1,069        2,700
    Other, net                            1,198         5,067        1,198

Generally accepted accounting
principles net earnings             $    46,215        19,284       34,236



(2) DEPOSITS WITH REGULATORY AUTHORITIES

The following assets were on deposit with state and other regulatory authorities as required by law at the end of each year:


                                                   December 31,
                                                1996          1995
                                                  (In thousands)


Debt securities                         $      24,305        28,184
Certificates of deposit                           210           210

Totals                                  $      24,515        28,394



(3) INVESTMENTS

(A) Investment Income

The major components of net investment income are as follows:


                                                 Years Ended December 31,
                                             1996          1995          1994
                                                      (In thousands)


Investment income:
    Debt securities                  $     176,825       165,879       154,417
    Mortgage loans                          19,851        19,644        19,839
    Policy loans                            10,645        11,018        10,546
    Other investment income                 10,082         7,764         7,982

Total investment income                    217,403       204,305       192,784
Investment expenses                          3,101         2,489         2,763

Net investment income                $     214,302       201,816       190,021



Investments of the following amounts were non-income producing for the preceding twelve months:


                                                  December 31,
                                               1996          1995
                                                 (In thousands)


Debt securities                         $       2,209         2,209
Equity securities                               2,235         1,896
Real estate                                     1,336         2,175

Totals                                  $       5,780         6,280



As of December 31, 1996 and 1995, investments in debt securities and mortgage loans with principal balances totaling $2,981,000 and $3,778,000 were on non-accrual status. During 1996, 1995, and 1994, reductions in interest income associated with non-performing investments in debt securities and mortgage loans were not significant.


(B) Mortgage Loans and Real Estate

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


                                                    December 31,
                                                1996             1995


West South Central                               51.4%           54.0%
Mountain                                         15.0            12.9
Pacific                                          11.2             9.4
South Atlantic                                    8.7             9.2
All other                                        13.7            14.5

Totals                                          100.0%          100.0%


                                                     December 31,
                                                1996             1995


Retail                                           64.4%           67.0%
Office                                           18.9            15.9
Hotel/Motel                                       7.8             8.3
Apartment                                         3.9             3.1
All other                                         5.0             5.7

Totals                                          100.0%          100.0%


As of December 31, 1996 and 1995, impaired mortgage loans were as follows:


                                                        December 31,
                                                    1996           1995
                                                       (In thousands)



Impaired loans with allowance for losses         $       612          -
Allowance for losses                                    (48)          -
Impaired loans with no allowance for losses               -           -

Net impaired loans                               $       564          -


For the years ended December 31, 1996 and 1995, average investments in impaired mortgage loans were $232,000 and $234,000, respectively. Interest income recognized on impaired loans during the years ended December 31, 1996 and 1995, was not significant. Impaired loans are typically placed on non-accrual status and no interest income is recognized. However, if cash is received on the impaired loan, it is applied to principal and interest on past due payments, beginning with the most delinquent payment.

Detailed below are changes in the allowance for mortgage loan losses for 1996, 1995, and 1994:


                                             Years Ended December 31,
                                         1996          1995          1994
                                                  (In thousands)


Balance at beginning of year     $        5,668         5,929        6,849
Net additions charged to
realized investment gains
and losses                                  500          -             307
Releases due primarily to
foreclosures
and loan payoffs                          (180)         (261)      (1,227)

Balance at end of year           $        5,988         5,668        5,929



At December 31, 1996 and 1995, the Company owned investment real estate totaling $15,209,000 and $19,066,000 which is reflected in other long-term investments in the accompanying financial statements. The Company records real estate at the lower of cost or fair value less estimated costs to sell. Real estate values are monitored and evaluated at least annually by the use of independent appraisals or internal valuations. Decreases in market values affecting carrying values are recorded in a valuation allowance which is reflected in realized gains or losses on investments. For the years ended December 31, 1996, 1995, and 1994, impairment losses on real estate due to decreases in market values totaled $526,000, $882,000, and $318,000, respectively.

(C)  Investment Gains and Losses

The table below presents realized gains and losses and changes in unrealized gains and losses on investments for 1996, 1995, and 1994:


                                                             Changes in
                                           Realized          Unrealized
                                          Investment         Investment
                                             Gains         Gains (Losses)
                                           (Losses)        From Prior Year
                                                   (In thousands)


Year Ended December 31, 1996:
    Securities held to maturity         $         936           (59,972)
    Securities available for sale                 237            (4,774)
    Other                                         439                -

Totals                                  $       1,612           (64,746)

Year Ended December 31, 1995:
    Securities held to maturity         $         600            201,008
    Securities available for sale             (2,599)             15,166
    Other                                       (416)                 -

Totals                                  $     (2,415)            216,174

Year Ended December 31, 1994:
    Securities held to maturity         $       1,632          (239,104)
    Securities available for sale               (881)           (29,493)
    Other                                         875                -

Totals                                  $       1,626          (268,597)


(D) Debt and Equity Securities

The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 1996:


                                        Securities Held to Maturity
                                             Gross        Gross
                             Amortized    Unrealized    Unrealized      Fair
                                Cost         Gains        Losses       Value
                                               (In thousands)


Debt securities:
    U.S. Treasury and
    other U.S.
    government
    corporations
    and agencies            $   34,839           183          192       34,830

    States and political
    subdivisions                26,735         2,176           -        28,911

    Foreign governments         51,278           993          322       51,949

    Public utilities           298,317         6,665        3,408      301,574

    Corporate                  962,757        19,377        8,640      973,494

    Mortgage and
    asset-backed               499,635         8,803        2,349      506,089

Totals                      $1,873,561        38,197       14,911    1,896,847




                                       Securities Available for Sale
                                             Gross        Gross
                             Amortized     Unrealized   Unrealized      Fair
                                Cost         Gains        Losses       Value
                                               (In thousands)



Debt securities:
    U.S. Treasury and
    other U.S.
    government
    corporations
    and agencies         $      2,957           214           -          3,171

    Public utilities           58,703         2,108          927        59,884

    Corporate                 113,368         6,984          979       119,373

    Mortgage and
    asset-backed              316,522        12,269        1,211       327,580

Equity securities              15,342         2,624          347        17,619

Totals                   $    506,892        24,199        3,464       527,627



The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 1995:


                                        Securities Held to Maturity
                                             Gross        Gross
                             Amortized     Unrealized   Unrealized       Fair
                                Cost         Gains        Losses        Value
                                               (In thousands)



Debt securities:
    U.S. Treasury and
    other U.S.
    government
    corporations
    and agencies            $   35,764          262           -         36,026

    States and political
    subdivisions                47,574        3,737           -         51,311

    Foreign governments         48,286        3,030           -         51,316

    Public utilities           227,449       12,358          278       239,529

    Corporate                  774,134       43,724          438       817,420

    Mortgage and
    asset-backed               510,004       21,391          528       530,867

Totals                      $1,643,211       84,502        1,244     1,726,469




                                       Securities Available for Sale
                                             Gross        Gross
                             Amortized     Unrealized   Unrealized       Fair
                                Cost         Gains        Losses        Value
                                               (In thousands)



Debt securities:
    U.S. Treasury and
    other U.S.
    government
    corporations
    and agencies         $       2,948          363           -          3,311

    Public utilities            54,677        3,543          790        57,430

    Corporate                  103,884       11,618          165       115,337

    Mortgage and
    asset-backed               375,219       25,259        1,622       398,856

Equity securities               24,399        2,434          973        25,860


Totals                   $     561,127       43,217        3,550       600,794



The amortized cost and fair values of investments in debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                  Securities                 Securities
                              Available for Sale          Held to Maturity

                           Amortized        Fair       Amortized       Fair
                              Cost          Value        Cost          Value
                                             (In thousands)


Due in 1 year or less    $     2,147         2,158       13,388        13,480

Due after 1 year
through 5 years               13,561        14,088       76,791        76,775

Due after 5 years
through 10 years             100,051       101,932    1,019,971     1,025,688

Due after 10 years            59,269        64,250      263,776       274,815
                             175,028       182,428    1,373,926     1,390,758

Mortgage and asset-
backed securities            316,522       327,580      499,635       506,089

Totals                   $   491,550       510,008    1,873,561     1,896,847


Proceeds from sales of securities available for sale during 1996, 1995, and 1994 totaled $41,276,000, $44,440,000, and $9,114,000, respectively.
Gross gains of $575,000, $1,153,000, and $654,000 and gross losses of $402,000, $3,752,000, and $1,535,000 were realized on those sales during 1996, 1995, and 1994, respectively. The Company uses the specific identification method in computing realized gains and losses.

The Company did not sell any held to maturity securities during 1996 and 1994. However, during 1995, three held to maturity bonds were sold due to significant credit deterioration of the issuing companies. Amortized cost of the securities sold totaled $10,727,000, and realized losses of $68,000 were recognized on the sales.

The Company held in its investment portfolio below investment grade debt securities totaling $38,696,000 and $14,244,000 at December 31, 1996 and 1995, respectively. This represents approximately 1.4% and 0.5% of total invested assets. Below investment grade securities generally have greater default risk than higher rated corporate debt. The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers.

The Company had no investments in any entity, except for U.S. government agency securities, in excess of 10% of stockholders' equity at December 31, 1996.

(E)  Changes in Accounting Principles

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


At July 31, 1994, the Company transferred debt securities with fair values totaling $805 million from securities available for sale to securities held to maturity. On December 29, 1995, the Company made additional transfers totaling $156 million to the held to maturity category from securities available for sale. The lower holdings of securities available for sale significantly reduce the Company's exposure to equity volatility while still providing securities for liquidity and asset/liability management purposes. The transfers of securities were recorded at fair values in accordance with SFAS No. 115. This statement requires that the unrealized holding gain or loss at the date of the transfer continue to be reported in a separate component of stockholders' equity but shall be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount. The amortization of an unrealized holding gain or loss reported in equity will offset or mitigate the effect on interest income of the amortization of the premium or discount for the held-to-maturity securities. The transfer of securities from available for sale to held to maturity had no effect on net earnings of the Company. However, stockholders' equity was adjusted as follows:


                                          Net Unrealized Gains (Losses)
                                                as of December 31,
                                         1996          1995         1994
                                                  (In thousands)


Beginning unamortized
gains from transfers             $        3,169           941           -

Net  unrealized  gains
related to transfer of
securities from available
for sale to
held to maturity                             -          3,159        1,380
Amortization of net
unrealized gains related
to transferred securities                 (568)         (931)        (439)

                                          (568)         2,228          941

Ending unamortized
gains from transfers             $        2,601         3,169          941



Also on December 29, 1995, the Company transferred securities totaling $284 million to the available for sale category from securities held to maturity. This transfer resulted in an increase to stockholders' equity of $4,266,000 as of December 31, 1995, net of effects of deferred policy acquisition costs and taxes. This transfer was made to restructure the Company's portfolio to provide increased flexibility for both portfolio and asset/liability management. Accounting principles do not allow transfers from the held to maturity category to the available for sale category except under certain prescribed circumstances. However, in 1995 the Financial Accounting Standards Board permitted a one-time reassessment by companies of their securities classifications and allowed transfers out of the held to maturity category without regard to the prescribed circumstances.

Net unrealized gains (losses) on investment securities included in stockholders' equity at December 31, 1996 and 1995 are as follows:



                                                       December 31,
                                                    1996          1995
                                                      (In thousands)


Gross unrealized gains                        $     24,199        43,217
Gross unrealized losses                            (3,464)       (3,550)
Adjustments for:
    Deferred policy acquisition costs              (9,578)      (21,166)
    Deferred Federal income taxes                  (3,905)       (6,475)

                                                     7,252        12,026

Net unrealized gain related to securities
transferred to held to maturity                      2,601         3,169

Net unrealized gains (losses)
on investment securities                      $      9,853        15,195



Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. The Company's real estate investments are the only significant assets that are subject to this statement. As the Company was already recording real estate at the lower of cost or fair value less estimated costs to sell, the implementation of this statement had no significant effects on its financial statements.

In June, 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. In December, 1996, SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, was issued which defers portions of SFAS No. 125 to be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1997. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for applicable transactions occurring after December 31, 1996, and is to be applied prospectively. The Company anticipates that the implementation of this statement will have no significant effects on its financial statements.


(4) REINSURANCE

The Company is party to several reinsurance agreements. The Company's general policy is to reinsure that portion of any risk in excess of $200,000 on the life of any one individual. Prior to 1996, the Company's policy was to reinsure amounts in excess of $150,000. Total life insurance in force was $8.15 billion and $7.94 billion at December 31, 1996 and 1995, respectively. Of these amounts, life insurance in force totaling $1.07 billion and $1.27 billion was ceded to reinsurance companies, primarily on a yearly renewable term basis, at December 31, 1996 and 1995, respectively.

In accordance with the reinsurance contracts, reinsurance receivables including amounts related to claims incurred but not reported and liabilities for future policy benefits totaled $5,490,000 and $5,646,000 at December 31, 1996 and 1995, respectively. Premium revenues were reduced by $6,442,000, $7,420,000, and $6,040,000 for reinsurance premiums incurred during 1996, 1995, and 1994, respectively. Benefit expenses were reduced by $19,070,000, $5,812,000, and $3,295,000 for reinsurance recoveries during 1996, 1995, and 1994, respectively. A contingent liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to meet their obligations under the existing agreements.


(5) FEDERAL INCOME TAXES

Total Federal income taxes for 1996, 1995, and 1994 were allocated as follows:


                                                Years Ended December 31,
                                            1996          1995          1994
                                                     (In thousands)


Earnings from continuing
operations                          $       24,123        10,566       16,207
Discontinued operations                         -             -         2,983
Stockholders' equity for net
unrealized gains and losses on
securities available for sale              (2,876)         9,365        (974)

Total Federal income taxes          $       21,247        19,931       18,216


The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate to earnings before Federal income taxes. The reasons for the differences and the corresponding tax effects are as follows:


                                                 Years Ended December 31,
                                             1996          1995          1994
                                                      (In thousands)


Income tax expense at
statutory rate                        $     24,618        16,170        18,683
Dividends-received deduction                 (298)         (298)         (333)
Amortization of life interest in
the Libbie Shearn Moody Trust                   99            98            97
Non-deductible travel and
entertainment                                  116            86           148
Tax benefit of
discontinued operations                      (182)       (5,669)       (2,864)
Other                                        (230)           179           476

Provision for Federal
income taxes                          $     24,123        10,566        16,207


There were no deferred taxes attributable to enacted tax rate changes for the years ended December 31, 1996, 1995, and 1994.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995, are presented below:


                                                          December 31,
                                                       1996         1995
                                                          (In thousands)


Deferred tax assets:
    Future policy benefits, excess of
    financial accounting liability
    over tax liability                         $       88,855       86,358
    Mortgage loans, principally due
    to valuation allowances for
    financial accounting purposes                       2,218        2,212
    Real estate, principally due to
    write-downs for financial
    accounting purposes                                 2,119        2,089
    Accrued and unearned investment
    income recognized for tax
    purposes and deferred for
    financial accounting purposes                       2,352        2,311
    Accrued operating expenses recorded
    for financial accounting purposes
    not currently tax deductible                        3,049        2,766
    Accrued liabilities of discontinued
    operations not currently tax
    deductible                                             -         1,368
    Other                                                 576          595
Total gross deferred tax assets                        99,169       97,699
Less valuation allowance                                   -            -

Net deferred tax assets                                99,169       97,699

Deferred tax liabilities:
    Deferred policy acquisition costs,
    principally expensed for
    tax purposes                                     (98,235)     (95,650)
    Debt securities, principally due
    to deferred market discount for tax               (6,016)      (4,482)
    Real estate, principally due to
    differences in tax and
    financial accounting for depreciation             (1,487)      (1,622)
    Net unrealized gains on
    securities available for sale                     (5,305)      (8,181)
    Other                                                (36)         (51)

Total gross deferred tax liabilities                (111,079)    (109,986)

Net deferred tax liabilities                   $     (11,910)     (12,287)


There  was  no valuation allowance for deferred tax assets at December 31,
1996  and  1995.    In assessing the realizability of deferred tax assets,
management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary
differences   become  deductible.    Management  considers  the  scheduled
reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Prior to the Tax Reform Act of 1984 (1984 Act), a portion of a life insurance company's income was not subject to tax until it was distributed to stockholders, at which time it was taxed at the regular corporate tax rate. In accordance with the 1984 Act, this income, referred to as policyholders' surplus, would not increase, yet any amounts distributed would be taxable at the regular corporate rate. The balance of this account as of December 31, 1996, is approximately $2,446,000. No provision for income taxes has been made on this untaxed income, as management is of the opinion that no distribution to stockholders will be made from policyholders' surplus in the foreseeable future. Should the balance in the policyholders' surplus account at December 31, 1996, become taxable, the Federal income taxes computed at present rates would be approximately $856,000.

The Company files a consolidated Federal income tax return with its subsidiaries. Allocation of the consolidated tax liability is based on separate return calculations pursuant to the "wait-and-see method as described in sections 1.1552-1(a)(2) and 1.1502-33(d)(2)(i) of the current Treasury Regulations. Under this method, consolidated group members are not given current credit for net losses until future net taxable income is generated to realize such credits. In accordance with this consolidated tax sharing agreement, tax benefits resulting from discontinued brokerage operation losses totaling $182,000, $5,669,000 and $2,864,000 for 1996,
1995, and 1994 were included in earnings from continuing operations.


(6) TRANSACTIONS WITH CONTROLLING STOCKHOLDER AND AFFILIATES

(A) Life Interest in Libbie Shearn Moody Trust

The Company is the beneficial owner of a life interest (1/8 share), in the trust estate of Libbie Shearn Moody which was previously owned by Mr. Robert L. Moody, Chairman of the Board of Directors of the Company. The Company has issued term insurance policies on the life of Mr. Robert L. Moody which are reinsured through agreements with unaffiliated insurance companies. The Company is the beneficiary of these policies for an amount equal to the statutory admitted value of the Trust, which was $18,614,000 at December 31, 1996. The excess of $27,000,000 face amount of the reinsured policies over the statutory admitted value of the Trust has been assigned to Mr. Robert L. Moody. The recorded net asset values in the accompanying consolidated financial statements for the Company's life interest in the Trust are as follows:


                                                          December 31,
                                                       1996         1995
                                                         (In thousands)


Original valuation of life interest at
February 26, 1960                              $       13,793       13,793
Less accumulated amortization                         (8,871)      (8,587)

Net asset value of life
interest in the Trust                          $        4,922        5,206



Income from the Trust and related expenses reflected in the accompanying consolidated statements of earnings are summarized as follows:


                                               Years Ended December 31,
                                           1996         1995          1994
                                                    (In thousands)


Income distributions               $        3,252        3,085         2,937
Deduct:
    Amortization                            (284)        (280)         (279)
    Reinsurance premiums                    (238)        (212)         (188)

Net income from life interest
in the Trust                       $        2,730        2,593         2,470



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


(7) PENSION PLANS

The Company has a qualified noncontributory pension plan covering substantially all full-time employees. The plan provides benefits based on the participants' years of service and compensation. The Company makes annual contributions to the plan that comply with the minimum funding provisions of the Employee Retirement Income Security Act. A summary of plan information is as follows:

Pension costs (credits) include the following components:


                                               Years Ended December 31,
                                           1996         1995          1994
                                                    (In thousands)


Service cost-benefits earned
during the period                  $          287          143           218
Interest cost on projectd
benefit obligations                           571          510           498
Actual return on plan assets                (643)        (962)           112
Net amortization and deferral                  57          427         (622)

Net pension cost                   $          272          118           206



The following sets forth the plan's funded status and related amounts recognized in the Company's balance sheet as of:



                                                            December 31,
                                                        1996           1995
                                                           (In thousands)


Actuarial present value of benefit obligations:
    Accumulated benefit obligations, including
    vested benefits of $7,638,000 and
    $7,562,000, respectively                        $     (8,076)      (7,961)

Projected benefit obligations for service
rendered to date                                    $     (8,332)      (8,199)
Plan assets at fair market value
primarily consisting of equity and
fixed income securities                                     7,899        6,557

Projected benefit obligations in
excess of plan assets                                       (433)      (1,642)
Unrecognized net transitional asset
at January 1, 1987, being recognized
over employees' average remaining
service of 15 years                                         (264)        (319)
Prior service cost not yet recognized
in net periodic pension cost                                (206)        (236)
Unrecognized net losses from past
experience different from that assumed                      1,766        2,174
Adjustment to recognize minimum liability                 (1,039)      (1,381)

Accrued pension cost                                $       (176)      (1,404)



The discount rate used in determining the actuarial present value of the projected benefit obligations was 7.5% for 1996 and 7.0% for 1995. The projected increase in future compensation levels was based on a rate of 4.5% and 5.0% for 1996 and 1995, respectively. The projected long-term rate of return on plan assets was 8.5% for 1996 and 1995.

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

Pension costs include the following components:


                                                Years Ended December 31,
                                             1996         1995          1994
                                                      (In thousands)


Service cost-benefits earned
during the period                  $           73           71            91
Interest cost on projected
benefit obligations                           162          153           158
Net amortization and deferral                  91           78           129

Net pension cost                   $          326          302           378



The following sets forth the plan's funded status and related amounts recognized in the Company's balance sheet as of:


                                                           December 31,
                                                       1996            1995
                                                          (In thousands)


Actuarial present value of benefit
obligations:
    Accumulated benefit obligations,
    including vested
    benefits of $1,809,000 and
    $1,545,000, respectively                       $      (1,809)      (1,550)


Projected benefit obligations for service
rendered to date                                   $      (2,415)      (2,532)
Plan assets at fair market value                              -            -

Projected benefit obligations in
excess of plan assets                                     (2,415)      (2,532)
Unrecognized net transitional obligation at
January 1, 1991, being recognized over
employees' average remaining
service of 12 years                                           520          598
Unrecognized net losses from past experience
different from that assumed                                   217          582
Adjustment to recognize minimum liability                   (131)        (198)

Accrued pension cost                               $      (1,809)      (1,550)



The discount rate used in determining the actuarial present value of the projected benefit obligations was 7.5% for 1996 and 7.0% for 1995. The projected increase in future compensation levels was based on a rate of 4.5% and 5.0% for 1996 and 1995, respectively.

In addition to the defined benefit plans, the Company has a qualified 401(k) plan for substantially all full-time employees and a non-qualified deferred compensation plan primarily for senior officers. The Company makes annual contributions to the 401(k) plan of two percent of each employee's compensation. Additional Company matching contributions of up to two percent of each employee's compensation are also made each year based on the employee's personal level of salary deferrals to the plan. All Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 1996 and 1995, Company contributions totaled $217,000 and $201,000, respectively.

The non-qualified deferred compensation plan was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional Company contributions. Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 1996 and 1995, Company contributions totaled $62,000 and $55,000, respectively.


(8) SHORT-TERM BORROWINGS

The Company has available a $60 million bank line of credit primarily for cash management purposes relating to investment transactions. The Company is required to maintain a collateral security deposit in trust with the bank equal to 120% of any outstanding liability. The Company had no outstanding liabilities or collateral security deposits with the bank at December 31, 1996 and 1995. The weighted average interest rates on borrowings for the years ended December 31, 1996 and 1994 were 6.91% and 4.45%, respectively. Actual borrowings and interest expense for 1996 and 1994 were minimal. The Company had no borrowings on the line of credit during 1995.


(9) COMMITMENTS AND CONTINGENCIES

(A) Current Regulatory Issues

In December, 1995, the National Association of Insurance Commissioners adopted for statutory accounting practices Actuarial Guideline 33, previously referred to as Actuarial Guideline GGG. This reserve guideline helps define the minimum reserves for policies with multiple benefit streams, such as two-tier annuities. The Company had been reserving for its two-tier annuities according to an agreement reached in 1993 with its state of domicile, Colorado. However, in 1995, the Company entered into discussions with the Colorado Division of Insurance (the Division) to implement Actuarial Guideline 33 and to phase it in over a three-year period as allowed by the guideline. In January, 1996, the Division approved the proposal for this three-year phase-in. The effect on the Company's statutory financial statements will not be significant, since the previous agreement with the Division was similar to the final guideline. Also, the guideline does not affect the Company's policy reserves which are prepared under generally accepted accounting principles as reported in the accompanying consolidated financial statements.

(B) Legal Proceedings

On March 28, 1994, the Community College District No. 508, County of Cook and State of Illinois (The City Colleges) filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against National Western Life Insurance Company (the Company or National Western) and subsidiaries of The Westcap Corporation (Westcap), a wholly owned subsidiary of the Company. The suit seeks rescission of securities purchase transactions by The City Colleges from Westcap between September 9, 1993, and November 3, 1993, alleged compensatory damages, punitive damages, injunctive relief, declaratory relief, fees, and costs. National Western is named as a "controlling person" of the Westcap defendants. On February 1, 1995, the complaint was amended to add a RICO count for treble damages and claims under the Texas securities and consumer fraud laws, and to add additional defendants. Westcap and the Company are of the opinions that Westcap has adequate documentation to validate all such securities purchase transactions by The City Colleges, and that Westcap and the Company each have adequate defenses to the litigation. Westcap has filed Chapter 11 bankruptcy (see below), and City Colleges has filed a $55 million claim in the bankruptcy court. The claim has been tried before the court, but no judgment has been entered. Although the alleged damages would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The lawsuit against the Company has been stayed pending determination of the proceeding against Westcap.

On February 1, 1995, the San Antonio River Authority (SARA) filed a complaint in the 285th Judicial District Court, Bexar County, Texas, against Kenneth William Katzen (Katzen), Westcap Securities, L.P., The Westcap Corporation, and National Western Life Insurance Company (the Company). The suit alleges that Katzen and Westcap sold mortgage-backed security derivatives to SARA and misrepresented these securities to SARA. The suit alleges violations of the Federal Securities Act, Texas Securities Act, Deceptive Trade Practices Act, breach of fiduciary duty, fraud, negligence, breach of contract, and seeks attorney's fees. The Company is named as a "controlling person" of the Westcap defendants. Westcap and the Company are of the opinions that Westcap has adequate documentation to validate all securities purchases by SARA and that the Company and Westcap have adequate defenses to such suit. Although the alleged damages would be material to the Company s financial statements, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The Company and Westcap have denied all allegations and the parties have initiated discovery. The lawsuit has been transferred to the Westcap bankruptcy court, and the proceedings against the Company have been stayed pending determination of the claim in bankruptcy against Westcap.

On June 9, 1995, Charles McCutcheon, as Sheriff of Palm Beach County, Florida, served The Westcap Corporation, Westcap Securities, Inc., Westcap Government Securities, Inc., individual officers and directors of the
Westcap entities, and National Western Life Insurance Company (the Company) as defendants with a complaint filed in the U.S. District Court for the Southern District of Florida. The Complaint alleges that the Westcap entities improperly sold certain derivative securities to the Plaintiff and did not disclose the high risk of these securities to the Plaintiff, who suffered financial losses from the investments. The Company is sued as a "controlling person" of Westcap, and it is alleged that the Company is responsible and liable for the alleged wrongful conduct of Westcap. The suit seeks rescission of the investments, alleged actual damages of $8 million, punitive and exemplary damages, attorneys' fees, and injunction. On October 13, 1995, the U.S. District Judge ordered arbitration of Plaintiff's claims against the Westcap entities, and stayed all proceedings pending outcome of the arbitration. The Company and Westcap deny the allegations and believe they each have adequate defenses to such suit. Although the alleged damages would be material to the Company s financial statements, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The lawsuit is currently stayed pending the determination of the claim in bankruptcy against Westcap.

On July 5, 1995, San Patricio County, Texas, filed suit in the District Court of San Patricio County, Texas, against National Western Life Insurance Company (the Company) and its chief executive officer, Robert L. Moody. The suit arises from derivative investments purchased by San Patricio County from Westcap Securities, L.P. or Westcap Government Securities, Inc., affiliates of The Westcap Corporation. The suit alleges that the Westcap affiliates were controlled by the Company and Mr. Moody and that they are responsible for the alleged wrongful acts of the Westcap affiliates in selling the securities to the Plaintiff. Plaintiff alleges that the Westcap affiliates violated duties and responsibilities owed to the Plaintiff related to the investment recommendations and decisions made by Plaintiff, and alleges that the Plaintiff was financially damaged by such actions of Westcap. The suit seeks rescission of the investments and actual and punitive damages of unspecified amounts. The Company believes that it has adequate defenses to such suit and denies the allegations. The parties have initiated discovery. Although the alleged damages would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The lawsuit is currently stayed pending the determination of a similar claim against Westcap in the Westcap bankruptcy proceedings.

On September 13, 1995, Michigan South Central Power Agency filed a complaint in The United States District Court for the Western District of Michigan against Westcap Securities Investment, Inc., Westcap Securities, L.P., Westcap Securities Management, Inc., The Westcap Corporation, National Western Life Insurance Company (the Company), and others. The suit alleges that salesmen of Westcap sold mortgage-backed securities to the Plaintiff and misrepresented these securities in violation of Federal and state securities laws and common law. The Company is named as a "controlling person" of the Westcap defendants and is alleged to be responsible for their acts. Westcap and the Company are of the opinions that they have adequate defenses to the suit. Although the alleged damages would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from the suit cannot be made at this time. The Company and Westcap deny all allegations. The lawsuit is currently stayed pending the determination of the claim in bankruptcy against Westcap.

On February 27, 1996, the City of Tracy, a California municipal corporation, filed a complaint in the Superior Court of San Joaquin County, California, against Westcap Securities, L.P., National Western Life Insurance Company (the Company) and others. The suit arises from derivative investments purchased by the City of Tracy from Westcap Securities, L.P., an affiliate of The Westcap Corporation. The suit alleges that The Westcap Corporation and its subsidiaries are controlled by the Company and that it is responsible for alleged wrongful acts of the Westcap subsidiaries. Plaintiff alleges that the Westcap affiliates violated fiduciary duties and responsibilities owed to the Plaintiff related to investment purchases and decisions made by the Plaintiff, breach of contract, deceit, fraud, violation of California Securities Laws, and negligence, and that the Plaintiff was financially damaged thereby. The suit seeks rescission of the investment transactions, actual and punitive damages. Westcap and the Company are of the opinions that each of them have good and adequate defenses to the suit, and they deny the allegations. Although the alleged damages would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The lawsuit has been removed to the U.S. Bankruptcy Court in Houston, Texas, where it is currently pending.

On January 8, 1997, Tom Green County, a county government entity of the State of Texas, filed a petition in the District Court of Tom Green County, Texas, against National Western Life Insurance Company (the Company) and its chief executive officer, Robert L. Moody. The suit arises from derivative investments purchased by Tom Green County from Westcap Securities, L.P., an affiliate of The Westcap Corporation. The suit alleges that The Westcap Corporation and its affiliates are controlled by the Company and Robert L. Moody, and that they are responsible for the alleged wrongful acts of the Westcap affiliates in selling securities to the Plaintiff. Plaintiff alleges that the Westcap affiliates violated fiduciary duties and responsibilities allegedly owed to the Plaintiff related to investment recommendations and decisions made by the Plaintiff in purchasing securities, engaged in fraud and deceptive practices, conspiracy, violations of Texas Securities Laws, negligence and gross negligence, and alleges that the Plaintiff was financially damaged by such actions of Westcap. The suit seeks rescission of the investments and actual and punitive damages of unspecified amounts. The Company believes it has good and adequate defenses to the suit and denies the allegations. Although the alleged damages would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The Company has filed an answer in the suit, has denied all claims and allegations, and has removed the case to the U.S. District Court for the Northern District of Texas, San Angelo Division.

Although the alleged damages for the above-described suits would be material to the financial statements of National Western Life Insurance
Company and The Westcap Corporation, a reasonable estimate of actual losses which may result from any of these claims cannot be made at this time. Accordingly, no provision for any liability that may result from these actions has been recognized in the accompanying financial statements. National Western Life Insurance Company is also currently a defendant in several other lawsuits, substantially all of which are in the normal course of business. In the opinion of management, the liability, if any, which may arise from these lawsuits would not have a material adverse effect on the Company's financial position.

On April 12, 1996, The Westcap Corporation and its wholly owned subsidiary, Westcap Enterprises, Inc., separately filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Houston Division. Westcap Enterprises, Inc. is the successor by merger to Westcap Securities Investment, Inc., Westcap Securities Management, Inc., and Westcap Securities, L.P., which prior to such merger were subsidiaries or affiliates of The Westcap Corporation.

The plan of reorganization filed in the Bankruptcy Court provides for the merger of Westcap Enterprises, Inc. into The Westcap Corporation
(Westcap), with the survivor to conduct business as a real estate investment trust under sections 856-58 of the Federal Tax Code. National Western has agreed to participate in the Westcap plan of reorganization by the contribution of $5,000,000 of cash and $5,000,000 of income producing real estate properties in exchange for a complete settlement and release of any claims by Westcap against National Western and a continuing equity interest in the reorganized entity. The reorganization plan is subject to approval by Westcap's creditors and the Bankruptcy Court. The
Creditors' Committee, the debtor Westcap, and National Western are currently engaged in discussions relating to the possible settlement of all claims by the creditors against Westcap and the claims of Westcap against National Western. No prediction can be made at this time as to the outcome of such settlement discussions.

National Western, Westcap, and the Creditors Committee agreed that National Western may make a $1,000,000 cash infusion to Westcap for operational expenses incurred during its bankruptcy and that such cash infusion will be credited against any future settlement or litigation recovery related to Westcap's alleged claims against National Western. Such funding was approved by the Bankruptcy Court on February 21, 1997, and the funds were transferred by National Western to Westcap on March 18, 1997.

National Western's investment in Westcap was completely written off during 1995. The $1,000,000 contribution described above will be reflected as losses from discontinued operations in the first quarter of 1997. Any additional losses from discontinued operations will depend primarily on results of Westcap bankruptcy proceedings.

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

The Company had commitments to extend credit relating to mortgage loans totaling $1,000,000 at December 31, 1996. Commitments to extend credit are legally binding agreements to lend to a customer that generally have fixed expiration dates or other termination clauses and may require payment of a fee . Commitments do not necessarily represent future liquidity requirements, as some could expire without being drawn upon. The Company evaluates each customer's creditworthiness on a case-by-case basis.

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

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations. The Company will continue to monitor and revise its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities. Other insurance operating expenses related to state guaranty association assessments totaled $1,146,000, $2,371,000, and $4,869,000 for the years ended December 31, 1996, 1995, and 1994, respectively.


(10) STOCKHOLDERS' EQUITY

(A)  Dividend Restrictions

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The restrictions are based on statutory earnings and surplus levels of the Company. The maximum dividend payment which may be made without prior approval in 1997 is $35,209,000. The Company has never paid cash dividends on its common stock, as it follows a policy of retaining any earnings in order to finance the development of business and to meet increased regulatory requirements for capital.

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

(C)  Stock Bonus Plan

During 1993 the Company implemented a one-time stock bonus plan for all officers of the Company. Class A common stock restricted shares totaling 13,496 were granted to officers based on their individual performance and contribution to the Company. The shares were subject to vesting requirements as reflected in the following schedule:



            January 1, 1993        25%
            December 31, 1993      25%
            December 31, 1994      25%
            December 31, 1995      25%


All of the 13,496 shares that were granted have been issued and were outstanding as of December 31, 1996 and 1995.

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

On May 19, 1995, the Committee approved the issuance of 52,500 non-qualified stock options to selected officers of the Company. The Committee also granted 7,000 non-qualified, non-discretionary stock
options  to  non-employee  Company  directors.    On  April  19,  1996, an
additional 33,000 options were issued to selected officers. The directors' stock options vest 20% annually following one full year of service to the Company from the date of grant. The officers' stock options vest 20% annually following three full years of service to the Company from the date of grant. The exercise prices of the stock options were set at the fair market values of the common stock on the dates of grant. A summary of shares available for grant and stock option activity is detailed below:


                                                         Options Outstanding

                                       Shares                      Weighted-
                                      Available                     Average
                                      For Grant       Shares    Exercise Price



Balance at April 21, 1995                 300,000           -     $      -
Stock Options:
    Granted                              (59,500)       59,500          38.13
    Exercised or forfeited                     -            -              -

Balance at December 31, 1995              240,500       59,500          38.13
Stock Options:
    Granted                              (33,000)       33,000          65.00
    Exercised or forfeited                     -            -              -

Balance at December 31, 1996              207,500       92,500    $     47.71


Of the 92,500 shares outstanding at December 31, 1996, only 1,400 are vested and exercisable at an exercise price of $38.13.

In   October,  1995,  the  FASB  issued  SFAS  No.  123,  "Accounting  for
Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to measure compensation cost for plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

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

The Company has elected to continue to apply the accounting methods prescribed by APB Opinion No. 25 for its existing stock and incentive plan. As a result, no compensation costs have been recorded for the Company's existing plan using the intrinsic value based method. If compensation expense for the stock options had been determined using the fair value based method, there would have been no significant changes in the Company's net income and earnings per share for 1996 and 1995.


(11) FOREIGN SALES AND SIGNIFICANT AGENCY RELATIONSHIPS

Total direct premium revenues and universal life and annuity contract deposits related to insurance written in foreign countries, primarily in Central and South America, were approximately $56,689,000, $57,407,000, and $53,846,000, for the years ended December 31, 1996, 1995, and 1994, respectively.

A significant portion of the Company's universal life and investment annuity contracts were sold through three agencies. Combined business from these agencies accounted for approximately 31%, 34%, and 40% of total direct premium revenues and universal life and investment annuity contract deposits for 1996, 1995, and 1994, respectively.


(12) SEGMENT INFORMATION

A summary of financial information for the Company's two industry segments follows:



                         Life        Discontinued
                       Insurance       Brokerage    Adjustments   Consolidated
                      Operations      Operations        (B)          Amounts
                                         (In thousands)


Gross revenues:
    1996           $      311,209           373(A)      (373)       311,209
    1995                  287,816         5,112(A)    (5,693)       287,235
    1994                  278,431        40,208(A)   (41,881)       276,758

Net earnings
(losses):
    1996           $       46,215           -             -          46,215
    1995                   35,634      (16,350)           -          19,284
    1994                   37,172       (2,936)           -          34,236

Identifiable
assets:
    1996           $    3,119,572         1,257           -       3,120,829
    1995                2,952,282         6,177           -       2,958,459
    1994                2,702,184       232,057      (19,187)     2,915,054


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


(13) UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations are summarized as follows:



                                First       Second        Third       Fourth
                               Quarter      Quarter      Quarter      Quarter
                                    (In thousands except per share data)


1996:
Revenues                $       75,469       79,510       76,725       79,505

Net earnings            $        8,744       11,840       12,560       13,071

Per Share:
Net earnings            $         2.50         3.40         3.59         3.75


1995:
Revenues                $       70,506       72,058       69,930       74,741

Earnings from
continuing
operations              $        7,057        8,894       11,784        7,899
Losses from
discontinued
operations                     (1,733)      (1,484)     (13,133)           -
Net earnings (losses)   $        5,324        7,410      (1,349)        7,899

Per Share:
Earnings from
continuing
operations              $         2.03         2.54         3.38         2.27
Losses from
discontinued
operations                      (0.50)       (0.42)       (3.77)           -
Net earnings (losses)   $         1.53         2.12       (0.39)         2.27


The fourth quarter net earnings in 1996 reflect the following significant items:

Net earnings for the fourth quarter of 1996 totaled $13,071,000 compared to $7,899,000 for the fourth quarter of 1995. Insurance revenues, excluding realized gains and losses on investments, increased $3,741,000 from the 1995 fourth quarter, primarily due to increases in net investment income. Additionally, expenses decreased significantly in 1996 primarily due to lower life insurance benefit claims and amortization of deferred policy acquisition costs.

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

Discontinued Operations: Third quarter 1995 losses from discontinued brokerage operations included estimated future operating losses, as well as estimated costs to cease brokerage operations, and resulted in the complete write-off of the Company's investment in Westcap on a consolidated basis. Accordingly, no earnings or losses were reported for the discontinued operations for the fourth quarter of 1995, as the investment in Westcap was previously written-off.


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

Policy loans: The fair value for policy loans is calculated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 1996 and 1995. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts. As a result, these assumptions incorporate both Company experience and mortality assumptions associated with such contracts.

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

Investment annuity and supplemental contracts: Fair value of the Company's liabilities for deferred investment annuity contracts is estimated to be the cash surrender value of each contract. The cash surrender value represents the policyholder's account balance less applicable surrender charges. The fair value of liabilities for immediate investment annuity contracts and supplemental contracts with and without life contingencies is estimated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 1996 and 1995.

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

The   carrying   amounts  and  fair  values  of  the  Company's  financial
instruments are as follows:


                                 December 31, 1996          December 31, 1995
                               Carrying       Fair        Carrying       Fair
                                 Value        Value         Value       Value
                                                (In thousands)


ASSETS
Investments in debt and
equity securities:
    Securities held
    to maturity          $    1,873,561    1,896,847     1,643,211   1,726,469
    Securities
    available
    for sale                    527,627      527,627       600,794     600,794

Cash and short-term
investments                      11,358       11,358        10,024      10,024
Mortgage loans                  193,311      202,961       191,674     202,512
Policy loans                    142,077      154,681       147,923     171,816
Life interest in
Libbie Shearn
Moody Trust                       4,922       18,614         5,206      20,561
Assets of discontinued
operations - cash                   270          270         5,646       5,646


LIABILITIES
Deferred investment
annuity contracts        $    1,927,220    1,688,417     1,843,793   1,607,360
Immediate investment
annuity and
supplemental contracts          163,444      163,860       137,254     145,644



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


(15)  DISCONTINUED BROKERAGE OPERATIONS

(A)  Plan to Cease Brokerage Operations and Chapter 11 Bankruptcy Filing

Effective July 17, 1995, The Westcap Corporation (Westcap), a wholly owned brokerage subsidiary of National Western Life Insurance Company, discontinued all sales and trading activities in its Houston, Texas, office. In September, 1995, Westcap approved a plan to close its remaining sales office in New Jersey and to cease all brokerage operations. Subsequently, on April 12, 1996, The Westcap Corporation and its wholly owned subsidiary, Westcap Enterprises, Inc., separately filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Houston Division. Westcap Enterprises, Inc. is the successor by merger to Westcap Securities Investment, Inc., Westcap Securities Management, Inc., and Westcap Securities, L.P., which prior to such merger were subsidiaries or affiliates of The Westcap Corporation. The bankruptcy filing is more fully described in Note 9, Commitments and Contingencies.

As of December 31, 1996 and 1995, Westcap's assets are being carried at their estimated fair value, and its liabilities include estimated costs to dispose of assets and estimated future costs to cease operations. These estimated costs consist primarily of operating and legal expenses. The preparation of Westcap's 1996 and 1995 financial statements required assumptions by management that included assumptions regarding the fair value of assets and expenses to be incurred. In accordance with generally accepted accounting principles, the assets and liabilities of Westcap have been reclassified in the accompanying consolidated balance sheets to separately identify them as assets and liabilities of discontinued operations. Losses from discontinued brokerage operations have also been reflected separately from continuing operations of the Company in the accompanying consolidated financial statements. The 1995 losses from discontinued operations include estimated future operating losses as well as estimated costs to cease brokerage operations totaling $6,381,000 and resulted in the complete write-off of National Western Life Insurance Company's investment in Westcap on a consolidated basis. Additional losses from discontinued operations will depend primarily on results of Westcap bankruptcy proceedings as previously described in Note 9, Commitments and Contingencies.

(B)  Summary Financial Statements and Significant Disclosures

A summary of Westcap's financial statements for the years ended September 30, 1996, 1995, and 1994 is provided below. Westcap's fiscal year-end is September 30. Although reported in detail below, these assets and liabilities have been aggregated and reported as assets and liabilities of discontinued operations in the accompanying financial statements. Likewise, all revenues and expenses have been netted and reported separately in the accompanying financial statements as losses from discontinued operations.


                                                      September 30,
                                            1996           1995         1994
                                                      (In thousands)


Assets:
    Cash                            $          270         5,646        3,524
    Trading securities                          -             -        69,666
    Securities purchased
    under agreements to resell                  -             -       153,971
    Other assets                               987           531        4,896

                                    $        1,257         6,177      232,057

Liabilities and Stockholder's
Equity:
    Short-term borrowings           $           -             -        29,698
    Payables to customers
    and brokers                                 -             -         3,692
    Securities sold not
    yet purchased                               -             -        87,336
    Securities sold under
    agreements to repurchase                    -             -        91,781
    Other liabilities                        2,744         7,430        2,823
    Stockholder's equity (deficit)         (1,487)       (1,253)       16,727

                                    $        1,257         6,177      232,057




                                                Years Ended September 30,
                                            1996           1995         1994
                                                      (In thousands)



Revenues                            $          373         5,112       40,208

Expenses                                       607        22,715       43,144

Net losses                          $        (234)      (17,603)      (2,936)



The Westcap Corporation conducted its brokerage operations through a limited partnership, Westcap Securities, L.P. (Westcap L.P.). Westcap L.P. was subject to regulation by the Securities and Exchange Commission. In anticipation of an Order Instituting Public Administrative Proceedings, Making Findings and Imposing Remedial Sanctions (Order) being entered pursuant to Sections 15(b) and 19(h) of the Securities Exchange Act of 1934 by the Securities and Exchange Commission (Commission), on February 8, 1996, Westcap L.P. submitted an offer of settlement to the Commission whereby it consented, without admitting or denying the findings in the Order, to the entry of an Order of the Commission making findings, revoking Westcap L.P.'s registration with the Commission, and requiring payment to the Commission of (i) $445,341 disgorgement, (ii) prejudgment interest of $83,879, and (iii) civil penalty of $300,000. Such an Order was entered by the Commission on February 14, 1996. In compliance with the Order, Westcap L.P. made payment to the Commission of $829,220 on March 5, 1996.



              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                     SCHEDULE I
                               SUMMARY OF INVESTMENTS
                     OTHER THAN INVESTMENTS IN RELATED PARTIES
                                 December 31, 1996
                                   (In thousands)



                                                                     Balance
                                           (1)         Market         Sheet
Type of Investment                        Cost          Value        Amount



Fixed maturity bonds:
    Securities held to maturity:
        United States government
        and government
        agencies and authorities      $     34,839        34,830        34,839
        States, municipalities,
        and political subdivisions          26,735        28,911        26,735
        Foreign governments                 51,278        51,949        51,278
        Public utilities                   298,317       301,574       298,317
        Corporates                         962,757       973,494       962,757
        Mortgage-backed                    499,635       506,089       499,635
    Total securities held
    to maturity                          1,873,561     1,896,847     1,873,561

      Securities available for
      sale:
         United States government
         and government
         agencies and authorities            2,957         3,171         3,171
         Public utilities                   58,703        59,884        59,884
         Corporates                        113,368       119,373       119,373
         Mortgage-backed                   316,522       327,580       327,580
      Total securities
      available for sale                   491,550       510,008       510,008

Total fixed maturity bonds               2,365,111     2,406,855     2,383,569

Equity securities:
     Securities available for
     sale:
           Common stocks:
               Public utilities                192           272           272
               Banks, trust and
               insurance companies             195         2,190         2,190
               Industrial and
               other                            86            83            83
           Preferred stocks                 14,869        15,074        15,074
Total equity securities                     15,342        17,619        17,619

Mortgage loans (2)                         186,008                     180,020
Policy loans                               142,077                     142,077
Other long-term investments (3)             25,285                      22,997
Cash and short-term investments             11,358                      11,358
Total investments other than
investments in related parties      $    2,745,181                   2,757,640




(Continued on next page)



            NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                              SCHEDULE I, CONTINUED
                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                December 31, 1996


Notes to Schedule I

(1) Fixed maturity bonds are shown at amortized cost, mortgage loans are shown at unpaid principal balances before allowances for possible losses of $5,988,000, and real estate is stated at cost before allowances for possible losses of $2,288,000.

(2) Mortgage loans with related parties totaling $13,291,000 have been excluded.

(3)  Real  estate  acquired  by  foreclosure  included  in other long-term
investments    is  as  follows:  cost  $3,214,000;  balance  sheet  amount
$2,156,000.



               NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                      SCHEDULE V
                           VALUATION AND QUALIFYING ACCOUNTS
                 For the Years Ended December 31, 1996, 1995, and 1994
                                 (In thousands)


                                      (1)                              Balance
                        Balance at  Charged to                          at End
                        Beginning   Costs and      (2)         (3)        of
    Description         of Period   Expenses   Reductions   Transfers   Period



Valuation accounts
deducted
from applicable
assets:

Allowance for
possible losses
on brokerage
trade receivables:

December 31, 1996      $       -          -          -           -          -

December 31, 1995      $    1,000         -     (1,000)          -          -

December 31, 1994      $      123        877         -           -       1,000


Allowance for
possible losses
on mortgage
loans:

December 31, 1996      $    5,668        500      (180)          -       5,988

December 31, 1995      $    5,929         -       (261)          -       5,668

December 31, 1994      $    6,849        307      (927)       (300)      5,929


Allowance for
possible losses
on real estate:

December 31, 1996      $    2,152        526      (390)          -       2,288

December 31, 1995      $    1,803        882      (533)          -       2,152

December 31, 1994      $    1,556        318      (371)         300      1,803



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

                  NATIONAL WESTERN LIFE INSURANCE COMPANY
                               (Registrant)


/S/  Robert L. Moody                      /S/  Ross R. Moody
By:  Robert L. Moody                      By:  Ross R. Moody
     Chairman of the Board,                    President,
     Chief Executive Officer,                  Chief Operating Officer,
     and Director                              and Director


/S/  Robert L. Busby, III                 /S/ Vincent L. Kasch
By:  Robert L. Busby, III                 By: Vincent L. Kasch
     Senior Vice President -                  Vice President -
     Chief Administrative Officer,            Controller and
     Chief Financial Officer                  Assistant Treasurer
     and Treasurer


March 27, 1997
       Date




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


/S/ Arthur O. Dummer
Arthur O. Dummer,                         Frances A. Moody,
Director                                  Director


Harry L. Edwards,                         Russell S. Moody,
Director                                  Director

/S/ E. Douglas McLeod                     /S/ Louis E. Pauls, Jr.
E. Douglas McLeod,                        Louis E. Pauls, Jr.,
Director                                  Director

/S/ Charles D. Milos, Jr.                 /S/ E.J. Pederson
Charles D. Milos, Jr.,                    E. J. Pederson,
Director                                  Director


March 27, 1997
       Date