Form 10-Q
period 1997-03-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 1997-05-15
CIK 70684

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


  [  X  ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

  [     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission File Number: 2-17039


                    NATIONAL WESTERN LIFE INSURANCE COMPANY
            (Exact name of Registrant as specified in its charter)


       COLORADO                                         84-0467208
(State  of  Incorporation)             (I.R.S. Employer Identification Number)


        850 EAST ANDERSON LANE
      AUSTIN, TEXAS 78752-1602                             (512) 836-1010
(Address of Principal Executive Office)                  (Telephone Number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [ X ]     No  [      ]


As of May 13, 1997, the number of shares of Registrant's common stock outstanding was: Class A - 3,291,338 and Class B - 200,000.




            NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                     INDEX



Part I.  Financial Information:                              Page

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets -
March 31, 1997 (Unaudited) and December 31, 1996

Condensed Consolidated Statements of Earnings -
For the Three Months Ended March 31, 1997 and 1996 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity -
For the Three Months Ended March 31, 1997 and 1996 (Unaudited)

Condensed Consolidated Statements of Cash Flows -
For the Three Months Ended March 31, 1997 and 1996 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Part II.  Other Information:

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit 11 - Computation of Earnings per Share -
For the Three Months Ended March 31, 1997 and 1996 (Unaudited)






                          PART I.  FINANCIAL INFORMATION

                           ITEM 1.  FINANCIAL STATEMENTS

             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Thousands)




                                                     (Unaudited)
                                                       March 31,  December 31,
                  ASSETS                                 1997         1996


Cash and investments:
    Securities held to maturity,
    at amortized cost                              $    1,917,284    1,873,561
    Securities available for sale,
    at fair value                                         510,349      527,627
    Mortgage loans, net of allowances for
    possible losses ($4,540 and $5,988)                   190,022      193,311
    Policy loans                                          139,701      142,077
    Other long-term investments                            24,470       22,997
    Cash and short-term investments                        11,106       11,358

Total cash and investments                              2,792,932    2,770,931

Accrued investment income                                  38,495       39,503
Deferred policy acquisition costs                         298,865      295,666
Other assets                                               16,478       13,472
Assets of discontinued operations                           1,523        1,257


                                                   $    3,148,293    3,120,829


Note:   The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.





              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In Thousands Except Shares Outstanding)



                                                     (Unaudited)
                                                       March 31,  December 31,
       LIABILITIES AND STOCKHOLDERS' EQUITY               1997         1996



LIABILITIES:

Future policy benefits:
    Traditional life and annuity products          $      171,799      172,565
    Universal life and investment
    annuity contracts                                   2,546,163    2,529,307
Other policyholder liabilities                             26,010       24,403
Federal income taxes payable:
    Current                                                 2,387           -
    Deferred                                               11,421       11,910
Other liabilities                                          31,580       28,527
Liabilities of discontinued operations                      1,523        1,257

Total liabilities                                       2,790,883    2,767,969

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:

Common stock:
    Class A - $1 par value; 7,500,000
    shares authorized;  3,291,338
    shares issued and outstanding
    in 1997 and 1996                                        3,291        3,291
    Class B - $1 par value; 200,000 shares
    authorized, issued,
    and outstanding in 1997 and 1996                          200          200
Additional paid-in capital                                 24,647       24,647
Net unrealized gains on
investment securities                                       6,952        9,853
Foreign currency translation adjustment                     1,699           -
Retained earnings                                         320,621      314,869

Total stockholders' equity                                357,410      352,860

                                                   $    3,148,293    3,120,829



Note:   The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.




             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                For the Three Months Ended March 31, 1997 and 1996
                                    (Unaudited)
                      (In Thousands Except Per Share Amounts)



                                                           1997         1996


Premiums and other revenue:
    Life and annuity premiums                      $        3,720        4,274
    Universal life and investment
    annuity contract revenues                              19,431       18,816
    Net investment income                                  52,553       50,655
    Other income                                               68        1,101
    Realized gains (losses) on investments                (2,856)          623

Total premiums and other revenue                           72,916       75,469

Benefits and expenses:
    Life and other policy benefits                          9,699        8,678
    Decrease in liabilities for future
    policy benefits                                         (718)        (484)
    Amortization of deferred policy
    acquisition costs                                       9,702        8,361
    Universal life and investment annuity
    contract interest                                      37,720       38,835
    Other insurance operating expenses                      6,927        6,554

Total benefits and expenses                                63,330       61,944

Earnings before Federal income taxes
and discontinued operations                                 9,586       13,525

Provision (benefit) for Federal income taxes:
    Current                                                 2,677        5,213
    Deferred                                                  157        (432)

Total Federal income taxes                                  2,834        4,781

Earnings from continuing operations                         6,752        8,744

Losses from discontinued operations                       (1,000)           -

Net earnings                                       $        5,752        8,744


Earnings (losses) per share of common stock:
    Earnings from continuing operations            $         1.94         2.50
    Losses from discontinued operations                    (0.29)           -

Net earnings                                       $         1.65         2.50



See accompanying notes to condensed consolidated financial statements.





              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Three Months Ended March 31, 1997 and 1996
                                     (Unaudited)
                                   (In Thousands)



                                                           1997         1996


Common stock shares outstanding:
    Shares outstanding at beginning of
    year and end of period                                  3,491        3,491


Common stock:
    Balance at beginning of year and
    end of period                                  $        3,491        3,491

Additional paid-in capital:
    Balance at beginning of year and
    end of period                                          24,647       24,647

Net unrealized gains (losses) on
investment securities, net of effects of
deferred policy acquisition costs and taxes:
    Balance at beginning of year                            9,853       15,195
    Change in unrealized gains (losses)
    during period                                         (2,665)      (5,524)
    Amortization of net unrealized gains
    related to transfers of
    securities available for sale to
    securities held to maturity                             (236)        (260)

Balance at end of period                                    6,952        9,411


Foreign currency translation adjustment,
net of taxes:
    Balance at beginning of year                               -            -
    Change in translation adjustment
    during period                                           1,699           -

Balance at end of period                                    1,699           -

Retained earnings:
    Balance at beginning of year                          314,869      268,654
    Net earnings                                            5,752        8,744

Balance at end of  period                                 320,621      277,398

Total stockholders' equity                         $      357,410      314,947



See accompanying notes to condensed consolidated financial statements.





             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three Months Ended March 31, 1997 and 1996
                                    (Unaudited)
                                  (In Thousands)



                                                           1997         1996


Cash flows from operating activities:
    Net earnings                                   $        5,752        8,744
    Adjustments to reconcile net earnings
    to net cash from operating activities:
    Universal life and investment annuity
    contract interest                                      37,720       38,835
    Surrender charges and other
    policy revenues                                       (9,986)      (9,937)
    Realized (gains) losses on investments                  2,856        (623)
    Accrual and amortization of
    investment income                                     (1,683)      (1,583)
    Depreciation and amortization                             181          180
    Increase in insurance receivables
    and other assets                                        (607)        (315)
    Decrease in accrued investment income                   1,008        1,067
    Decrease (increase) in deferred
    policy acquisition costs                                1,322      (1,222)
    Decrease in liability for future
    policy benefits                                         (718)        (484)
    Increase in other policyholder liabilities              1,607        1,030
    Increase in Federal income taxes payable                2,702        7,532
    Increase in other liabilities                           3,053       15,262

Net cash provided by operating activities                  43,207       58,486

Cash flows from investing activities:
    Proceeds from sales of:
       Securities available for sale                           15       11,418
       Other investments                                      728          599
    Proceeds from maturities and
    redemptions of:
       Securities held to maturity                         35,069       21,471
       Securities available for sale                       11,292        3,478
    Purchases of:
       Securities held to maturity                       (81,433)     (96,694)
       Securities available for sale                        (500)        (943)
       Other investments                                    (105)        (324)
    Principal payments on mortgage loans                    3,534        5,653
    Cost of mortgage loans acquired                       (3,481)      (3,876)
    Decrease (increase) in policy loans                     2,376      (1,354)
    Decrease (increase) in assets of
    discontinued operations                                 (266)        1,604
    Increase (decrease) in liabilities
    of discontinued operations                                266      (1,604)
    Other                                                    (77)         (38)

Net cash used in investing activities                    (32,582)     (60,610)




(Continued on next page)



             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                For the Three Months Ended March 31, 1997 and 1996
                                    (Unaudited)
                                  (In Thousands)



                                                           1997         1996


Cash flows from financing activities:
    Deposits to account balances for
    universal life and investment
    annuity contracts                              $       62,362       72,120
    Return of account balances on universal
    life and investment annuity contracts                (73,239)     (71,371)

Net cash provided by (used in)
financing activities                                     (10,877)          749

Net decrease in cash and short-term investments             (252)      (1,375)
Cash and short-term investments at
beginning of year                                          11,358       10,024

Cash and short-term investments at
end of period                                      $       11,106        8,649




See accompanying notes to condensed consolidated financial statements.






             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


(1)  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly-owned subsidiaries (the Company), The Westcap Corporation (Westcap), NWL Investments, Inc., NWL Properties, Inc., and NWL 806 Main, Inc. The Westcap Corporation ceased brokerage operations during 1995 and filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in 1996. As a result, The Westcap Corporation is reflected as discontinued operations in the accompanying financial statements. All significant intercorporate transactions and accounts have been eliminated in consolidation.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.


(2)  DIVIDENDS

The Company paid no cash dividends on common stock during the three months ended March 31, 1997 and 1996.


(3)  DISCONTINUED BROKERAGE OPERATIONS

As previously reported, National Western Life Insurance Company's brokerage subsidiary, The Westcap Corporation, is currently in reorganization bankruptcy. As a result of brokerage losses and the resulting bankruptcy, National Western Life's investment in Westcap was completely written off during 1995. However, a $1,000,000 cash infusion was made to Westcap on March 18, 1997, for operational expenses incurred during its bankruptcy. This contribution is reflected as losses from discontinued operations in the first
quarter  of  1997.       No losses from discontinued brokerage operations were
recorded in 1996.

The Creditors' Committee, the debtor Westcap, and National Western Life are currently engaged in discussions relating to the possible settlement of all claims by the creditors against Westcap and the claims of Westcap against National Western Life. However, no prediction can be made at this time as to the outcome of such settlement discussions. Any additional losses from discontinued operations will depend primarily on results of Westcap bankruptcy proceedings and settlement discussions. Any future settlements of the Company with Westcap would be reduced by the $1,000,000 contribution described above.


(4)   STOCK AND INCENTIVE PLAN

On April 11, 1997, the Board of Directors approved the issuance of an additional 21,900 non-qualified stock options to selected officers of the Company. The options were granted under the National Western Life Insurance Company 1995 Stock and Incentive Plan (Plan).

The stock options begin to vest following three full years of service to the Company after date of grant, with 20% of the options to vest at the beginning of the fourth year of service, and with 20% thereof to vest at the beginning of each of the next four years of service. The exercise price of the stock options was set at the fair market value of the common stock on the date of grant. Total outstanding stock options under the Plan totaled 114,400 at March 31, 1997.



                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INVESTMENTS IN DEBT AND EQUITY SECURITIES

Investment Philosophy

The Company's investment philosophy is to maintain a diversified portfolio of investment grade debt and equity securities that provide adequate liquidity to meet policyholder obligations and other cash needs. The prevailing strategy within this philosophy is the intent to hold investments in debt securities to maturity. However, the Company closely manages its portfolio, which entails monitoring and reacting to all components which affect changes in the price, value, or credit rating of investments in debt and equity securities.

Investments in debt and equity securities are classified and reported as either securities held to maturity or securities available for sale. The Company does not maintain a portfolio of trading securities. The reporting category chosen for the Company's securities investments depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. At March 31, 1997, approximately 21.1% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

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

The Company's overall conservative investment philosophy is reflected in the allocation of its investments which is detailed below as of March 31, 1997 and December 31, 1996. The Company emphasizes debt securities, with smaller holdings in mortgage loans and real estate.


                                                    Percent of Investments
                                                 March 31,        December 31,
                                                    1997               1996


Debt securities                                     86.3%              86.0%
Mortgage loans                                       6.8                7.0
Policy loans                                         5.0                5.1
Equity securities                                    0.6                0.6
Real estate                                          0.6                0.6
Other                                                0.7                0.7

Totals                                             100.0%             100.0%



Portfolio Analysis

The  Company  maintains a diversified debt securities portfolio which consists of various types of fixed income securities including primarily U.S. government, public utilities, corporate, and mortgage-backed securities. Investments in mortgage-backed securities include primarily collateralized mortgage obligations (CMOs), but also include some U.S. government and private issue mortgage-backed pass-through securities.

At March 31, 1997, the Company's debt and equity securities were classified as follows:


                                                                       Gross
                                                                    Unrealized
                                           Fair        Amortized       Gains
                                           Value         Cost        (Losses)
                                                    (In thousands)


Securities held to maturity:
    Debt securities                  $   1,907,383     1,917,284       (9,901)
Securities available for sale:
    Debt securities                        493,896       484,369         9,527
    Equity securities                       16,453        13,440         3,013

Totals                               $   2,417,732     2,415,093         2,639



As detailed above, debt securities classified as held to maturity comprise the majority of the Company's securities portfolio, while equity securities continue to be a small component of the portfolio. Gross unrealized gains totaling $2,639,000 on the securities portfolio at March 31, 1997, is a reflection of market interest rates at quarter-end. The fair values, or market values, of fixed income debt securities correlate to external market interest rate conditions. Because the interest rates are fixed on almost all of the Company's debt securities, market values typically increase when market interest rates decline, and decrease when market interest rates rise. An analysis of gross unrealized gains and losses on the Company's securities portfolio for the quarter ended March 31, 1997 is detailed below:


                                                                    Change in
                                          Gross Unrealized         Unrealized
                                            Gains (Losses)            Gains
                                           At            At         (Losses)
                                        March 31,   December 31,   During 1st
                                          1997          1996      Quarter 1997
                                                     (In thousands)


Securities held to maturity:
    Debt securities                  $     (9,901)        23,286      (33,187)
Securities available for sale:
    Debt securities                          9,527        18,458       (8,931)
    Equity securities                        3,013         2,277           736

Totals                               $       2,639        44,021      (41,382)




Market interest rates of the ten year U.S. Treasury bond were approximately 50 basis points higher at March 31, 1997, than at December 31, 1996. As reflected in the table above, such changes in interest rates have a significant impact on the market values of the Company's debt securities. The Company would expect similar results in the future from any significant upward or downward movement in market rates. However, because the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, the changes in market values have relatively small effects on the Company's financial statements. Also, the Company has the intent and ability to hold these securities to maturity, and it is unlikely that sales of such securities would be required which would realize market gains or losses.

An  important  aspect  of  the Company's investment philosophy is managing the cash flow stability of the portfolio. Because expected maturities of securities may differ from contractual maturities due to prepayments, extensions, and calls, the Company takes steps to manage and minimize such risks. The Company continues to invest primarily in corporate debt securities, many of which are non-callable, which helps reduce prepayment and call risks. At March 31, 1997, corporate and public utility securities represented over 60% of the entire debt securities portfolio.

While mortgage-backed securities are still an important component of the Company's debt securities portfolio, holdings of these securities have been reduced significantly over the past several years. This change in the portfolio mix has provided even more stability in the Company's cash flow management. Although holdings of mortgage-backed securities are subject to prepayment and extension risks, both of these risks are addressed by specific portfolio management strategies. The Company substantially reduces both prepayment and extension risks of mortgage-backed securities by investing primarily in collateralized mortgage obligations which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I (PAC I) CMOs, are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

As of March 31, 1997, CMOs represent over 90% of the Company's mortgage-backed securities, and PAC I CMOs account for approximately 90% of this CMO portfolio. The CMOs that the Company purchases are modeled and subjected to detailed, comprehensive analysis by the Company's investment staff before any investment decision is made. The overall structure of the entire CMO is evaluated, and an average life sensitivity analysis is performed on the individual tranche being considered for purchase under increasing and decreasing interest rate scenarios. This analysis provides information used in selecting securities that fit appropriately within the Company's investment philosophy and asset/liability management parameters. The Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension, and credit risks.

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


                                                    Below Investment
                                                  Grade Debt Securities
                                                                         % of
                                           Carrying       Market      Invested
                                             Value         Value        Assets
                                                     (In thousands)


March 31, 1997                       $      39,666        39,942          1.4%

December 31, 1996                    $      38,696        38,784          1.4%

December 31, 1995                    $      14,244        14,567          0.5%



The Company's strong credit risk management and commitment to quality has resulted in minimal defaults in the debt securities portfolio in recent years. In fact, at March 31, 1997, no securities were in default and on non-accrual status.


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

The Company seeks to minimize the credit and default risk in its mortgage loan portfolio through strict underwriting guidelines and diversification of underlying property types and geographic locations. In addition to being secured by the property, mortgage loans with leases on the underlying property are often guaranteed by the lessee, in which case the Company approves the loan based on the credit strength of the lessee. This approach has resulted in higher quality mortgage loans with fewer defaults.

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

Portfolio Analysis

The Company held net investments in mortgage loans totaling $190,022,000 and $193,311,000, or 6.8% and 7.0% of total invested assets, at March 31, 1997, and December 31, 1996, respectively. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

The diversification of the mortgage loan portfolio by geographic regions of the United States and by property type as of March 31, 1997 and December 31, 1996, was as follows:


                                                 March 31,        December 31,
                                                    1997              1996


West South Central                                   50.2%             51.4%
Mountain                                             15.8              15.0
Pacific                                              11.4              11.2
South Atlantic                                        8.9               8.7
Other                                                13.7              13.7

Totals                                              100.0%            100.0%




                                                 March 31,        December 31,
                                                    1997              1996


Retail                                               65.0%             64.4%
Office                                               17.1              18.9
Hotel/Motel                                           7.9               7.8
Apartment                                             4.0               3.9
Other                                                 6.0               5.0

Totals                                              100.0%            100.0%



During the quarter ended March 31, 1997, the Company foreclosed on a mortgage loan resulting in a charge-off of approximately $2,408,000 against the allowance for possible losses. Subsequent to the charge-off, approximately $1,033,000 was added to the allowance to increase the balance to an adequate level based on management's analysis. The addition to the allowance was recognized as a realized loss on investments in the accompanying financial statements. The allowances for possible losses on mortgage loans now totals $4,540,000 at March 31, 1997. Although management believes that the current balance is adequate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the West South Central region which includes Texas, Louisiana, Oklahoma, and Arkansas, as this area contains the highest concentrations of the Company's mortgage loans.

The Company currently places all loans past due three months or more on non-accrual status and no interest income is recognized during this period. Also, the Company will at times restructure mortgage loans under certain conditions which may involve changes in interest rates, payment terms, or other modifications. For the three months ended March 31, 1997 and 1996, the reductions in interest income due to non-accrual and restructured mortgage loans were not significant.

The Company owns real estate that was acquired through foreclosure and through direct investment totaling approximately $17,361,000 and $15,209,000 at March 31, 1997, and December 31, 1996, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized operating gains on these properties of approximately $189,000 and $114,000 for the three months ended March 31, 1997, and 1996. The Company does not anticipate significant changes in these operating results in the near future.

The Company monitors the conditions and market values of these properties on a regular basis. No significant realized losses were recognized due to declines in values of properties for the three months ended March 31, 1997 and 1996, respectively. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed.


RESULTS OF OPERATIONS

Summary of Consolidated Operations

A summary of operating results for the three months ended March 31, 1997 and 1996 is provided below:


                                                  Three Months Ended March 31,
                                                        1997          1996
                                                      (In thousands except
                                                          per share data)


Revenues:
Insurance revenues excluding
realized gains (losses) on investments          $        75,772        74,846
Realized gains (losses) on investments                  (2,856)           623

Total revenues                                  $        72,916        75,469

Earnings:
Earnings from insurance operations              $         8,608         8,339
Losses from discontinued
brokerage operations                                    (1,000)            -
Net realized gains (losses) on investments              (1,856)           405

Net earnings                                    $         5,752         8,744


Earnings Per Share:
Earnings from insurance operations              $          2.47          2.39
Losses from discontinued
brokerage operations                                     (0.29)            -
Net realized gains (losses) on investments               (0.53)          0.11

Net earnings                                    $          1.65          2.50




Significant changes and fluctuations in income and expense items between the three months ended March 31, 1997 and 1996 are described in detail for insurance operations and discontinued brokerage operations as follows:

Insurance Operations

Insurance Operations Net Earnings: Earnings from insurance operations for the quarter ended March 31, 1997, were $8,608,000 compared to $8,339,000 for the first quarter of 1996. Although insurance revenues continue to grow, first quarter 1997 earnings were relatively stable compared to 1996, primarily due to higher life insurance benefit claims, which fluctuate from quarter to quarter, and higher policy acquisition costs. Also, first quarter 1996 earnings included nonrecurring income totaling $552,000, net of taxes, from a lawsuit settlement.

Universal  Life  and  Investment Annuity Contract Revenues: These revenues are from the Company's non-traditional products which are universal life and investment annuities. Revenues from these types of products consist of policy charges for the cost of insurance, surrender charges, policy administration fees, and other miscellaneous revenues. These revenues increased from $18,816,000 for the quarter ended March 31, 1996, to $19,431,000 for the same 1997 period. Increases in cost of insurance and other revenues resulted in the majority of the increase in these contract revenues. Although total life and annuity surrenders were comparable between the first quarters of 1997 and 1996, surrender charge revenues declined in 1997 primarily due to lower two-tier annuity surrenders. The Company's two-tier annuities typically have higher surrender charges compared to other National Western Life annuity and life insurance products.



                                                 Three Months Ended March 31,
                                                    1997               1996
                                                         (In thousands)


Cost of insurance revenues              $           8,431              7,884
Surrender charges                                   7,926              8,554
Policy fees and other revenues                      3,074              2,378

Totals                                  $          19,431             18,816


Actual universal life and investment annuity deposits collected for the quarters ended March 31, 1997 and 1996, are detailed below. Deposits collected on these non-traditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                                  Three Months Ended March 31,
                                                     1997               1996
                                                         (In thousands)


Investment annuities:
    First year and single premiums      $           51,995            56,997
    Renewal premiums                                 6,105             8,124

Total annuities                                     58,100            65,121

Universal life insurance:
    First year and single premiums                   2,964             4,381
    Renewal premiums                                10,743            11,497

Total universal life insurance                      13,707            15,878

Totals                                  $           71,807            80,999



Subsequent to discontinuing two-tier annuity sales, the Company developed new annuity products in 1994 and diversified its distribution system by contracting new marketing organizations with extensive experience, financial resources, and success in marketing life and annuity products. The new products and new marketing organizations resulted in significant increases in annuity production in 1994 and 1995. However, annuity production slowed in 1996 and has continued to decrease in the first quarter of 1997, but sales still continue to be higher under this more diversified distribution system.

Annuities sold include flexible premium deferred annuities, single premium deferred annuities, and single premium immediate annuities. These products can be tax-qualified or non-qualified annuities. In recent years the majority of annuities sold have been non-qualified single premium deferred annuities. The Company also continues to collect additional premiums on existing two-tier annuities, as a large portion of the two-tier block of business were flexible premium annuities on which renewal premiums continue to be collected.

The majority of the Company's universal life insurance production is from the international market, primarily Central and South American countries. The Company continues to see increased competition in the Central and South American market which has reduced sales. However, the Company has been accepting policies from foreign nationals for over thirty years and has developed strong relationships with carefully selected brokers in the foreign countries. This experience and strong broker relations have enabled the Company to meet the challenges of the increased competition. The Company's strategic plans for the international market include the continued development of additional life insurance products to complement the universal life portfolio and acceptance of new broker/agents from existing agencies in Latin America.

Sales of life insurance have also declined in the U.S. domestic market. In response to this decline, the Company is committed to allocating additional resources to increase domestic life insurance sales and to enhancing and developing new life insurance products. Additional resources include both personnel additions and increased marketing efforts.

Net Investment Income: Net investment income increased 3.7% from the first quarter of 1996, due primarily to corresponding increases in invested assets for the same period. The increase in invested assets and related investment income was primarily from debt securities. A detail of net investment income is provided below:


                                                Three Months Ended March 31,
                                                   1997            1996
                                                       (In thousands)


Investment income:
    Debt securities                     $       45,666             42,860
    Mortgage loans                               4,666              4,898
    Policy loans                                 2,342              2,771
    Other investment income                        509                934

Total investment income                         53,183             51,463
Investment expenses                                630                808

Net investment income                   $       52,553             50,655



Other Income: Other income totaled only $68,000 in 1997 compared to $1,101,000 in 1996. The higher income in 1996 was due to proceeds received from a lawsuit settlement totaling $850,000. The lawsuit related to the Company's previous investment in a mortgage loan.

Realized Gains and Losses on Investments: The Company recorded realized losses of $2,856,000 in 1997 compared to realized gains of $623,000 in 1996. The losses in 1997 were primarily from net losses on debt securities totaling $1.9 million. The Company also incurred losses totaling $1.1 million on mortgage loans relating to a foreclosure during the first quarter of 1997. The gains in 1996 were primarily from debt securities that were called and from sales of real estate.

Life  and  Other Policy Benefits:  Expenses in 1997 and 1996 were $9.7 million and $8.7 million, respectively. The significant increase in expenses is due to higher life insurance benefit claims. Mortality claims experience fluctuates from period to period and such deviations are not uncommon in the life insurance industry. Over extended periods of time, higher claims experience tends to be offset by periods of lower claims experience. Also, the Company utilizes reinsurance to help minimize its exposure to adverse mortality experience. The Company's general policy is to reinsure amounts in excess of $200,000 on the life of any one individual.

Amortization of Deferred Policy Acquisition Costs: This expense item represents the amortization of the costs of acquiring or producing new business, which consists primarily of agents' commissions. The majority of such costs are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted by the level and types of policy surrenders. Amortization for 1997 was $9,702,000 compared to $8,361,000 for 1996. The higher amortization in 1997 was impacted by changes in timing and levels of anticipated future gross profits for certain blocks of business.

Federal Income Taxes: Federal income taxes for 1996 reflect an effective tax rate of 35% which is the current federal rate. However, the 1997 taxes reflect a significantly lower effective tax rate of 30%. Federal income taxes for the three months ended March 31, 1997, include a tax benefit of $350,000 resulting from the Company's subsidiary brokerage operations losses. This tax benefit was reflected in earnings from continuing operations in accordance with the Company's tax allocation agreement with its subsidiaries.

Discontinued Brokerage Operations

As more fully described in note 3 to the accompanying financial statements, National Western Life Insurance Company's brokerage subsidiary, The Westcap Corporation, is currently in reorganization bankruptcy. A $1,000,000 cash infusion was made by the Company to Westcap on March 18, 1997, for operational expenses incurred during its bankruptcy. This contribution was reflected as losses from discontinued operations in the first quarter of 1997. No losses from discontinued brokerage operations were recorded in 1996. Additional losses from discontinued operations will depend primarily on results of Westcap bankruptcy proceedings and settlement discussions. Any future settlements of the Company with Westcap would be reduced by the $1,000,000 contribution described above.


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

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $43.2 million and $58.5 million for the three months ended March 31, 1997 and 1996, respectively. Additionally, net cash flows from the Company's deposit product operations, which includes universal life and investment annuity products, totaled $749,000 for the first quarter of 1996, but reflected a net cash outflow in the first quarter of 1997 totaling $10.9 million. The decrease in cash flows from the deposit product operations was due primarily to lower universal life insurance and annuity deposits.

The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $46.4 million and $24.9 million for the quarters ended March 31, 1997 and 1996, respectively. The Company again expects significant cash flows from these sources throughout the remainder of 1997.

Capital Resources

The Company relies on stockholders' equity for its capital resources, as there has been no long-term debt outstanding in 1997 or recent years. The Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 1997.

Stockholders' equity totaled $357.4 million at March 31, 1997, reflecting an increase of $4.6 million from December 31, 1996. The increase in capital is primarily from net earnings of $5.8 million and a foreign currency translation adjustment of $1.7 million, offset by a decline in net unrealized gains on investment securities totaling $2.9 million during the first quarter of 1997. The increase in market interest rates during the first quarter of 1997 resulted in the decrease in unrealized gains. Book value per share at March 31, 1997, was $102.37.


                           PART II.  OTHER INFORMATION

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

Exhibit 11 - Computation of Earnings Per Share (filed on page 21 of this report).

Exhibit 27 - Financial Data Schedule (filed electronically pursuant to
             Regulation S-K).

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1997.



                                  SIGNATURES

Pursuant  to  the    requirements of the Securities Exchange Act  of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    National Western Life Insurance Company

                                 (Registrant)







Date:  May 13, 1997                              /S/ Ross R. Moody
                                                 Ross R. Moody
                                                 President,
                                                 Chief Operating Officer,
                                                 and Director



Date:  May 13, 1997                               /S/ Robert L. Busby, III
                                                  Robert L. Busby, III
                                                  Senior Vice President -
                                                  Chief Administrative
                                                  Officer,
                                                  Chief Financial Officer
                                                  and Treasurer


Date:  May 13, 1997                               /S/ Vincent L. Kasch
                                                  Vincent L. Kasch
                                                  Vice President - Controller
                                                  and Assistant Treasurer