Form 10-Q
period 1997-06-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 1997-08-14
CIK 70684

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


  [ X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1997

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

Yes [ X  ]     No  [      ]


As of August 8, 1997, the number of shares of Registrant's common stock outstanding was: Class A - 3,291,338 and Class B - 200,000.









           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    INDEX


Part I.  Financial Information:                                          Page

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets -
June 30, 1997 (Unaudited) and December 31, 1996

Condensed Consolidated Statements of Earnings -
For the Three Months Ended June 30, 1997 and 1996 (Unaudited)

Condensed Consolidated Statements of Earnings -
For the Six Months Ended June 30, 1997 and 1996 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity -
For the Six Months Ended June 30, 1997 and 1996 (Unaudited)

Condensed Consolidated Statements of Cash Flows -
For the Six Months Ended June 30, 1997 and 1996 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Part II.  Other Information:

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit 11 - Computation of Earnings per Share -
For the Three Months Ended June 30, 1997 and 1996 (Unaudited)

Exhibit 11 - Computation of Earnings per Share -
For the Six Months Ended June 30, 1997 and 1996 (Unaudited)

                         PART I.  FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

            NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                    (Unaudited)
                                                      June 30,    December 31,
   ASSETS                                               1997          1996


Cash and investments:
    Securities held to maturity,
    at amortized cost                             $    1,894,787     1,873,561
    Securities available for sale,
    at fair value                                        547,126       527,627
    Mortgage loans, net of allowance
    for possible
    losses ($4,640 and $5,988)                           190,705       193,311
    Policy loans                                         137,571       142,077
    Other long-term investments                           27,770        22,997
    Cash and short-term investments                       13,925        11,358

Total cash and investments                             2,811,884     2,770,931

Accrued investment income                                 40,290        39,503
Deferred policy acquisition costs                        294,026       295,666
Other assets                                              16,510        13,472
Assets of discontinued operations                          1,064         1,257

                                                  $    3,163,774     3,120,829


Note:    The  balance  sheet  at  December  31, 1996 has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.


            NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except Shares Outstanding)



                                                   (Unaudited)
                                                      June 30,    December 31,
       LIABILITIES AND STOCKHOLDERS' EQUITY             1997          1996


LIABILITIES:

Future policy benefits:
    Traditional life and annuity products         $      170,511       172,565
    Universal life and investment
    annuity contracts                                  2,548,885     2,529,307
Other policyholder liabilities                            24,498        24,403
Federal income taxes payable:
    Current                                                3,742          -
    Deferred                                              11,547        11,910
Other liabilities                                         32,242        28,527
Liabilities of discontinued operations                     1,064         1,257

Total liabilities                                      2,792,489     2,767,969

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:

Common stock:
    Class A - $1 par value; 7,500,000
    shares authorized;  3,291,338
    shares issued and outstanding in
    1997 and 1996                                          3,291         3,291
    Class B - $1 par value; 200,000
    shares authorized, issued,
    and outstanding in 1997 and 1996                         200           200
Additional paid-in capital                                24,647        24,647
Net unrealized gains on
investment securities                                      8,792         9,853
Foreign currency translation adjustment                    1,936          -
Retained earnings                                        332,419       314,869

Total stockholders' equity                               371,285       352,860

                                                  $    3,163,774     3,120,829


Note:    The  balance  sheet  at  December  31, 1996 has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.


            NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                For the Three Months Ended June 30, 1997 and 1996
                                   (Unaudited)
                     (In Thousands Except Per Share Amounts)



                                                          1997           1996


Premiums and other revenue:
    Life and annuity premiums                     $        4,551         4,319
    Universal life and investment
    annuity contract revenues                             21,250        20,027
    Net investment income                                 54,958        54,028
    Other income                                              88            38
    Realized gains on investments                             77         1,098

Total premiums and other revenue                          80,924        79,510

Benefits and expenses:
    Life and other policy benefits                        10,310         8,813
    Decrease in liabilities for
    future policy benefits                               (1,282)         (431)
    Amortization of deferred
    policy acquisition costs                              11,183         7,427
    Universal life and investment
    annuity contract interest                             36,344        39,119
    Other insurance operating expenses                     6,445         6,438

Total benefits and expenses                               63,000        61,366

Earnings before Federal income taxes                      17,924        18,144

Provision (benefit) for Federal income taxes:
    Current                                                7,118         6,694
    Deferred                                               (992)         (390)

Total Federal income taxes                                 6,126         6,304


Net earnings                                      $       11,798        11,840

Earnings per share of common stock:
    Net earnings                                  $         3.38          3.40



See accompanying notes to condensed consolidated financial statements.


            NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 For the Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)
                     (In Thousands Except Per Share Amounts)



                                                          1997          1996


Premiums and other revenue:
    Life and annuity premiums                     $        8,271         8,593
    Universal life and investment
    annuity contract revenues                             40,681        38,843
    Net investment income                                107,511       104,683
    Other income                                             156         1,139
    Realized gains (losses) on investments               (2,779)         1,721

Total premiums and other revenue                         153,840       154,979

Benefits and expenses:
    Life and other policy benefits                        20,009        17,491
    Decrease in liabilities for
    future policy benefits                               (2,000)         (915)
    Amortization of deferred
    policy acquisition costs                              20,885        15,788
    Universal life and investment
    annuity contract interest                             74,064        77,954
    Other insurance operating expenses                    13,372        12,992

Total benefits and expenses                              126,330       123,310


Earnings before Federal income
taxes and discontinued operations                         27,510        31,669


Provision (benefit) for Federal
income taxes:
    Current                                                9,795        11,907
    Deferred                                               (835)         (822)

Total Federal income taxes                                 8,960        11,085

Earnings from continuing operations                       18,550        20,584

Losses from discontinued operations                      (1,000)          -

Net earnings                                      $       17,550        20,584


Earnings (losses) per share of common stock:
    Earnings from continuing operations           $         5.32          5.90
    Losses from discontinued operations                   (0.29)          -

Net earnings                                      $         5.03          5.90


See accompanying notes to condensed consolidated financial statements.

            NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Six Months Ended June 30, 1997 and 1996
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

Net unrealized gains (losses) on investment
securities,
net of effects of deferred policy acquisition
costs and taxes:
    Balance at beginning of year                           9,853        15,195
    Change in unrealized gains
    (losses) during period                                 (522)       (8,141)
    Amortization of net unrealized
    gains related to transfers of
    securities available for sale to
    securities held to maturity                            (539)         (616)

Balance at end of period                                   8,792         6,438

Foreign currency translation adjustment, net of
taxes:
    Balance at beginning of year                            -             -
    Change in translation adjustment
    during period                                          1,936          -

Balance at end of period                                   1,936          -

Retained earnings:
    Balance at beginning of year                         314,869       268,654
    Net earnings                                          17,550        20,584

Balance at end of  period                                332,419       289,238

Total stockholders' equity                        $      371,285       323,814



See accompanying notes to condensed consolidated financial statements.


            NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)
                                 (In Thousands)


                                                          1997           1996


Cash flows from operating activities:
    Net earnings                                  $       17,550        20,584
    Adjustments to reconcile net
    earnings to net cash
    from operating activities:
    Universal life and investment
    annuity contract interest                             74,064        77,954
    Surrender charges and other
    policy revenues                                     (21,991)      (20,928)
    Realized (gains) losses on investments                 2,779       (1,721)
    Accrual and amortization of
    investment income                                    (3,551)       (3,474)
    Depreciation and amortization                            502           356
    Increase in insurance receivables
    and other assets                                       (325)      (13,684)
    Increase in accrued investment income                  (787)       (2,112)
    Decrease (increase) in deferred
    policy acquisition costs                               3,145       (4,744)
    Decrease in liability for future
    policy benefits                                      (2,000)         (915)
    Increase in other policyholder
    liabilities                                               95        11,796
    Increase in Federal income taxes payable               3,066        11,007
    Increase in other liabilities                          3,715         3,086

Net cash provided by operating activities                 76,262        77,205

Cash flows from investing activities:
    Proceeds from sales of:
       Securities available for sale                      33,468        29,318
       Other investments                                     868         1,243
    Proceeds from maturities and redemptions of:
       Securities held to maturity                        66,893        34,159
       Securities available for sale                      18,457        12,178
    Purchases of:
       Securities held to maturity                      (91,068)     (161,532)
       Securities available for sale                    (69,800)          -
       Other investments                                 (3,723)       (4,201)
    Principal payments on mortgage loans                  13,896         7,838
    Cost of mortgage loans acquired                     (14,580)       (8,099)
    Decrease in policy loans                               4,506           213
    Decrease in assets of
    discontinued operations                                  193         4,238
    Decrease in liabilities
    of discontinued operations                             (193)       (4,238)
    Other                                                  (116)         (133)

Net cash used in investing activities                   (41,199)      (89,016)



(Continued on next page)


            NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                 For the Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)
                                 (In Thousands)


                                                        1997          1996

Cash flows from financing activities:
    Deposits to account balances
    for universal life
    and investment annuity contracts             $     127,857       158,007
    Return of account balances
    on universal life
    and investment annuity contracts                 (160,353)     (148,720)

Net cash provided by (used in)
financing activities                                  (32,496)         9,287

Net increase (decrease)
in cash and short-term investments                       2,567       (2,524)
Cash and short-term investments
at beginning of year                                    11,358        10,024

Cash and short-term investments
at end of period                                 $      13,925         7,500



See accompanying notes to condensed consolidated financial statements.


            NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly-owned subsidiaries (the Company), The Westcap Corporation (Westcap), NWL Investments, Inc., NWL Properties, Inc., NWL 806 Main, Inc., and NWL Services, Inc. The Westcap Corporation ceased brokerage operations during
1995 and filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in 1996. As a result, The Westcap Corporation is reflected as discontinued operations in the accompanying financial statements. NWL Services, Inc. is a newly incorporated subsidiary formed in June, 1997 primarily for investment related activities. All significant intercorporate transactions and accounts have been eliminated in consolidation.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of its operations for the three months and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the three months and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.


(2)  DIVIDENDS

The Company paid no cash dividends on common stock during the six months ended June 30, 1997 and 1996.


(3)  DISCONTINUED BROKERAGE OPERATIONS

As previously reported, National Western Life Insurance Company's brokerage subsidiary, The Westcap Corporation, is currently in reorganization bankruptcy. As a result of brokerage losses and the resulting bankruptcy, National Western Life's investment in Westcap was completely written off during 1995. However, a $1,000,000 cash infusion was made to Westcap on March 18, 1997, for operational expenses incurred during its bankruptcy. This contribution was reflected as a loss from discontinued operations in
the  first  quarter  of  1997.        No  losses from discontinued brokerage
operations were recorded in 1996.

The Creditors' Committee, the debtor Westcap, and National Western Life are continuing discussions relating to the possible settlement of all claims by the creditors against Westcap and the claims of Westcap against National Western Life. However, no prediction can be made at this time as to the outcome of such settlement discussions. Any additional losses from discontinued operations will depend primarily on results of Westcap bankruptcy proceedings and settlement discussions. Any future settlements of the Company with Westcap would be reduced by the $1,000,000 contribution described above.


(4)   STOCK AND INCENTIVE PLAN

On April 11, 1997, the Board of Directors approved the issuance of an additional 21,900 non-qualified stock options to selected officers of the Company. The options were granted under the National Western Life Insurance Company 1995 Stock and Incentive Plan (Plan).

The stock options begin to vest following three full years of service to the Company after date of grant, with 20% of the options to vest at the beginning of the fourth year of service, and with 20% thereof to vest at the beginning of each of the next four years of service. The exercise price of the stock options was set at the fair market value of the common stock on the date of grant. Total outstanding stock options under the Plan totaled 114,400 at June 30, 1997.


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

Investments in debt and equity securities are classified and reported as either securities held to maturity or securities available for sale. The Company does not maintain a portfolio of trading securities. The reporting category chosen for the Company's securities investments depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. At June 30, 1997, approximately 22.2% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

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

The Company's overall conservative investment philosophy is reflected in the allocation of its investments which is detailed below as of June 30, 1997 and December 31, 1996. The Company emphasizes debt securities, with smaller holdings in mortgage loans and real estate.


                                                  Percent of Investments
                                                June 30,       December 31,
                                                  1997             1996


Debt securities                                    86.3%            86.0%
Mortgage loans                                      6.8              7.0
Policy loans                                        4.9              5.1
Equity securities                                   0.6              0.6
Real estate                                         0.6              0.6
Other                                               0.8              0.7

Totals                                            100.0%           100.0%


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

At June 30, 1997, the Company s debt and equity securities were classified as follows:


                                                                     Gross
                                          Fair        Amortized   Unrealized
                                          Value         Cost         Gains
                                                   (In thousands)

Securities held to maturity:
    Debt securities                 $    1,913,814     1,894,787       19,027
Securities available for sale:
    Debt securities                        531,274       514,955       16,319
    Equity securities                       15,852        12,960        2,892

Totals                              $    2,460,940     2,422,702       38,238


As detailed above, debt securities classified as held to maturity comprise the majority of the Company's securities portfolio, while equity securities continue to be a small component of the portfolio. Gross unrealized gains totaling $38,238,000 on the securities portfolio at June 30, 1997, are a reflection of market interest rates at quarter-end. The fair values, or market values, of fixed income debt securities correlate to external market interest rate conditions. Because the interest rates are fixed on almost all of the Company's debt securities, market values typically increase when market interest rates decline, and decrease when market interest rates rise. An analysis of gross unrealized gains and losses on the Company's securities portfolio for the quarter ended June 30, 1997 is detailed below:



                                                                   Change in
                                                                 Unrealized
                                          Gross Unrealized          Gains
                                           Gains (Losses)          (Losses)
                                           At            At       During 2nd
                                        June 30,      March 31,     Quarter
                                          1997          1997         1997
                                                   (In thousands)

Securities held to maturity:
    Debt securities                 $       19,027       (9,901)       28,928
Securities available for sale:
    Debt securities                         16,319         9,527        6,792
    Equity securities                        2,892         3,013        (121)

Totals                              $       38,238         2,639       35,599



Market interest rates of the ten year U.S. Treasury bond were approximately 40 basis points lower at June 30, 1997, than at March 31, 1997. As reflected in the table above, such changes in interest rates have a significant impact on the market values of the Company's debt securities. The Company would expect similar results in the future from any significant upward or downward movement in market rates. However, because the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, the changes in market values have relatively small effects on the Company's financial statements. Also, the Company has the intent and ability to hold these securities to maturity, and it is unlikely that sales of such securities would be required which would realize market gains or losses.

An important aspect of the Company's investment philosophy is managing the cash flow stability of the portfolio. Because expected maturities of securities may differ from contractual maturities due to prepayments, extensions, and calls, the Company takes steps to manage and minimize such risks. The Company continues to invest primarily in corporate debt securities, many of which are non-callable, which helps reduce prepayment and call risks. At June 30, 1997, corporate and public utility securities represented over 62% of the entire debt securities portfolio.

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

As of June 30, 1997, CMOs represent over 90% of the Company's mortgage-backed securities, and PAC I CMOs account for approximately 90% of this CMO portfolio. The CMOs that the Company purchases are modeled and subjected to detailed, comprehensive analysis by the Company's investment staff before any investment decision is made. The overall structure of the entire CMO is evaluated, and an average life sensitivity analysis is performed on the individual tranche being considered for purchase under increasing and decreasing interest rate scenarios. This analysis provides information used in selecting securities that fit appropriately within the Company's investment philosophy and asset/liability management parameters. The Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension, and credit risks.

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


                                                  Below Investment
                                                Grade Debt Securities
                                                                       % of
                                        Carrying         Market     Invested
                                          Value           Value       Assets
                                                     (In thousands)


June 30, 1997                       $       35,548        36,407         1.3%

December 31, 1996                   $       38,696        38,784         1.4%

December 31, 1995                   $       14,244        14,567         0.5%


The Company's strong credit risk management and commitment to quality has resulted in minimal defaults in the debt securities portfolio in recent years. In fact, at June 30, 1997, no securities were in default and on non-accrual status.


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

Portfolio Analysis

The Company held net investments in mortgage loans totaling $190,705,000 and $193,311,000, or 6.8% and 7.0% of total invested assets, at June 30, 1997, and December 31, 1996, respectively. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

The diversification of the mortgage loan portfolio by geographic regions of the United States and by property type as of June 30, 1997 and December 31, 1996, was as follows:


                                                June 30,        December 31,
                                                  1997              1996


West South Central                                 50.3 %              51.4 %
Mountain                                           15.6                15.0
South Atlantic                                     12.2                 8.7
Pacific                                             8.4                11.2
Other                                              13.5                13.7

Totals                                            100.0 %             100.0 %



                                                 June 30,        December 31,
                                                  1997              1996


Retail                                             68.8 %              64.4 %
Office                                             13.5                18.9
Hotel/Motel                                         7.8                 7.8
Apartment                                           4.0                 3.9
Other                                               5.9                 5.0

Totals                                            100.0 %             100.0 %



During the quarter ended June 30, 1997, the Company added $100,000 to the allowance for possible losses to increase the balance to an adequate level based on management s analysis. This addition was recognized as a realized loss on investments in the accompanying financial statements. There were no charge-offs against the allowance during the quarter and the allowance for possible losses on mortgage loans now totals $4,640,000 at June 30, 1997.
Although management believes that the current balance is adequate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the West South Central region which includes Texas, Louisiana, Oklahoma, and Arkansas, as this area contains the highest concentrations of the Company's mortgage loans.

The Company currently places all loans past due three months or more on non-accrual status and no interest income is recognized during this period. Also, the Company will at times restructure mortgage loans under certain conditions which may involve changes in interest rates, payment terms, or other modifications. For the three months ended June 30, 1997 and 1996, the reductions in interest income due to non-accrual and restructured mortgage loans were not significant.

The Company owns real estate that was acquired through foreclosure and through direct investment totaling approximately $17,238,000 and $15,209,000 at June 30, 1997, and December 31, 1996, respectively. This small concentration  of  properties  represents  less  than  one  percent  of  the
Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized operating gains on these properties of approximately $76,000 and $253,000 for the three months ended June 30, 1997, and 1996. The Company does not anticipate significant changes in these operating results in the near future.

The Company monitors the conditions and market values of these properties on a regular basis. No significant realized losses were recognized due to declines in values of properties for the three months ended June 30, 1997 and 1996, respectively. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed.


RESULTS OF OPERATIONS

Summary of Consolidated Operations

A summary of operating results for the three months and six months ended June 30, 1997 and 1996 is provided below:


                       Three Months Ended June 30,   Six Months Ended June 30,
                           1997          1996          1997          1996
                        (In thousands except per    (In thousands except per
                              share data)                 share data)


Revenues:
Insurance revenues
excluding realized
gains (losses)
on investments          $    80,847        78,412       156,619       153,258
Realized gains
(losses)
on investments                   77         1,098       (2,779)         1,721

Total revenues          $    80,924        79,510       153,840       154,979

Earnings:
Earnings from
insurance operations    $    11,748        11,126        20,356        19,465
Losses from
discontinued
brokerage operations            -            -          (1,000)          -
Net realized
gains (losses)
on investments                   50           714       (1,806)         1,119


Net earnings            $    11,798        11,840        17,550        20,584

Earnings Per Share:
Earnings from
insurance operations    $      3.36          3.19          5.83          5.58
Losses from
discontinued
brokerage operations            -            -           (0.29)          -
Net realized gains
(losses)
on investments                 0.02          0.21        (0.51)          0.32

Net earnings            $      3.38          3.40          5.03          5.90




Significant changes and fluctuations in income and expense items between the three months ended June 30, 1997 and 1996 are described in detail for insurance operations and discontinued brokerage operations as follows:

Insurance Operations

Insurance Operations Net Earnings: Earnings from insurance operations for the quarter ended June 30, 1997, were $11,748,000 compared to $11,126,000 for the second quarter of 1996. This reflects an increase of $622,000, or 5.6%, over 1996 second quarter earnings. Increases in insurance revenues continue to contribute to higher earnings. Insurance revenues, excluding realized gains on investments, were up $2,435,000, totaling $80,847,000 for the quarter ended June 30, 1997.

Universal Life and Investment Annuity Contract Revenues: These revenues are from the Company's non-traditional products which are universal life and investment annuities. Revenues from these types of products consist of policy charges for the cost of insurance, surrender charges, policy administration fees, and other miscellaneous revenues. These revenues increased from $20,027,000 for the quarter ended June 30, 1996, to $21,250,000 for the same 1997 period. Increases in cost of insurance and other revenues resulted in the majority of the increase in these contract revenues. Although total life and annuity surrenders were up 11.5% when comparing the second quarters of 1997 and 1996, surrender charge revenues actually declined slightly in 1997 primarily due to changes in the types of surrenders. Single-tier annuities accounted for the majority of the increase in surrenders and these annuities typically have lower surrender charges than two-tier annuities. Surrenders of two-tier annuities also declined in the second quarter of 1997 compared to the same 1996 period.


                                              Three Months Ended June 30,
                                                 1997             1996
                                                    (In thousands)


Surrender charges                       $         9,727            9,774
Cost of insurance revenues                        8,567            8,005
Policy fees and other revenues                    2,956            2,248

Totals                                  $        21,250           20,027



Actual universal life and investment annuity deposits collected for the quarters ended June 30, 1997 and 1996, are detailed below. Deposits collected on these non-traditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                              Three Months Ended June 30,
                                                 1997            1996
                                                   (In thousands)


Investment annuities:
    First year and single premiums        $       51,351        69,038
    Renewal premiums                               6,516         8,322

Total annuities                                   57,867        77,360

Universal life insurance:
    First year and single premiums                 4,075         5,545
    Renewal premiums                              12,798        12,018

Total universal life insurance                    16,873        17,563

Totals                                    $       74,740        94,923



Subsequent to discontinuing two-tier annuity sales, the Company developed new annuity products in 1994 and diversified its distribution system by contracting new marketing organizations with extensive experience, financial resources, and success in marketing life and annuity products. The new products and new marketing organizations resulted in significant increases in annuity production in 1994 and 1995. However, annuity production slowed in 1996 and has continued to decrease in the first half of 1997, but sales still continue to be higher under this more diversified distribution system.

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

Net Investment Income: Net investment income increased 1.7% from the second quarter of 1996, due primarily to increases in invested assets for the same period. The increase in invested assets and related investment income was primarily from debt securities. A detail of net investment income is provided below:


                                                Three Months Ended June 30,
                                                   1997              1996
                                                       (In thousands)


Investment income:
    Debt securities                     $          46,180            44,206
    Mortgage loans                                  4,845             4,931
    Policy loans                                    2,506             2,668
    Other                                           2,354             2,752

Total investment income                            55,885            54,557
Investment expenses                                   927               529

Net investment income                   $          54,958            54,028



Realized Gains on Investments: The Company recorded realized gains of $77,000 in 1997 compared to realized gains of $1,098,000 in 1996. The gains in 1996 were primarily from sales of real estate and debt securities. The 1997 gains are net of an increase in the mortgage loan allowance for losses totaling $100,000. No significant write-downs on investments were recorded in 1996.

Life and Other Policy Benefits: Expenses in 1997 and 1996 were $10.3 million and $8.8 million, respectively. The significant increase in expenses is due to an increase in surrenders of traditional life insurance products and higher life insurance benefit claims. Mortality claims were $317,000 higher in the second quarter of 1997 than in 1996. Traditional life insurance surrenders also increased $1.1 million in 1997 over the comparable 1996 period. However, much of this increase in surrender expense is offset by corresponding decreases in liabilities for future policy benefits.

Amortization of Deferred Policy Acquisition Costs: This expense item represents the amortization of the costs of acquiring or producing new business, which consists primarily of agents' commissions. The majority of such costs are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted by the level and types of policy surrenders. Amortization for 1997 was $11,183,000 compared to $7,427,000 for 1996. The higher amortization in 1997 was impacted by changes in timing and levels of anticipated future gross profits for certain blocks of business and increased policy surrenders.

Significant changes and fluctuations in income and expense items between the six months ended June 30, 1997 and 1996 are described in detail for insurance operations and discontinued brokerage operations as follows:

Insurance Operations

Insurance Operations Net Earnings: Earnings from insurance operations increased $891,000 or $0.25 per share, compared to the first six months of 1996. Earnings for the six months ended June 30, 1997, benefited from increases in insurance revenues. Also, first quarter 1996 earnings included nonrecurring income totaling $552,000, net of taxes, from a lawsuit settlement.

Universal  Life  and  Investment  Annuity  Contract Revenues: These revenues increased from $38,843,000 for the six months ended June 30, 1996, to $40,681,000 for the same 1997 period. Increases in cost of insurance and other revenues resulted in the majority of the increase in these contract revenues. Increases in other revenues are primarily from recognition of deferred revenues relating to immediate annuities. Surrender charge revenues declined in 1997 primarily due to lower two-tier annuity surrenders. The Company s two-tier annuities typically have higher surrender charges compared to other Company annuity and life insurance products.


                                               Six Months Ended June 30,
                                                 1997              1996
                                                     (In thousands)


Surrender charges                       $        17,653             18,328
Cost of insurance revenues                       16,998             15,889
Policy fees and other revenues                    6,030              4,626

Totals                                  $        40,681             38,843



Actual universal life and investment annuity deposits collected for the six months ended June 30, 1997 and 1996, are detailed below. Deposits collected on these non-traditional products are not reflected as revenues in the
Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                                   Six Months Ended June 30,
                                                     1997            1996
                                                        (In thousands)


Investment annuities:
    First year and single premiums         $        103,346         126,035
    Renewal premiums                                 12,621          16,446

Total annuities                                     115,967         142,481

Universal life insurance:
    First year and single premiums                    7,039           9,926
    Renewal premiums                                 23,541          23,515

Total universal life insurance                       30,580          33,441

Totals                                     $        146,547         175,922



Net Investment Income: Net investment income increased $2,828,000 from $104,683,000 in 1996 to $107,511,000 in 1997, primarily due to increases in invested assets, as investment yields have remained relatively stable. The increase in invested assets and related investment income was primarily from debt securities. A detail of net investment income is provided below:


                                              Six Months Ended June 30,
                                                1997                1996
                                                    (In thousands)


Investment income:
    Debt securities                     $        91,846             87,066
    Mortgage loans                                9,511              9,829
    Policy loans                                  4,848              5,439
    Other                                         2,863              3,686

Total investment income                         109,068            106,020
Investment expenses                               1,557              1,337

Net investment income                   $       107,511            104,683



Other Income: Other income totaled only $156,000 in 1997 compared to $1,139,000 in 1996. The higher income in 1996 was due to proceeds received from a lawsuit settlement totaling $850,000. The lawsuit related to the Company's previous investment in a mortgage loan.

Realized Gains and Losses on Investments: The Company recorded realized losses of $2,779,000 in 1997 compared to realized gains of $1,721,000 in 1996. The losses in 1997 were primarily from net losses on debt securities totaling $2.0 million. The Company also incurred net losses totaling $849,000 on mortgage loans primarily relating to a foreclosure during the first quarter of 1997. The gains in 1996 were primarily from debt securities that were called and from sales of real estate.

Life and Other Policy Benefits: Expenses in 1997 and 1996 were $20.0 million and $17.5 million, respectively. The significant increase in expenses is due to higher life insurance benefit claims and higher traditional life insurance surrenders as previously described for the three months ended June 30, 1997. Mortality claims experience fluctuates from period to period and such deviations are not uncommon in the life insurance industry. Over extended periods of time, higher claims experience tends to be offset by periods of lower claims experience. Also, the Company utilizes reinsurance to help minimize its exposure to adverse mortality experience. The Company's general policy is to reinsure amounts in excess of $200,000 on the life of any one individual.

Amortization of Deferred Policy Acquisition Costs: Amortization was up $5,097,000 from $15,788,000 in 1996 to $20,885,000 in 1997 for the same reasons as previously described for the three months ended June 30, 1997.

Federal Income Taxes: Federal income taxes for 1996 reflect an effective tax rate of 35% which is the current federal rate. However, the 1997 taxes reflect a lower effective tax rate of 32.6%. Federal income taxes for the six months ended June 30, 1997, include a tax benefit of $350,000 resulting from the Company's subsidiary brokerage operations losses. This tax benefit was reflected in earnings from continuing operations in accordance with the Company's tax allocation agreement with its subsidiaries.

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

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $76.3 million and $77.2 million for the six months ended June 30, 1997 and 1996, respectively. Additionally, net cash flows from the Company's deposit product operations, which includes universal life and investment annuity products, totaled $9.3 million for the first six months of 1996, but reflected a net cash outflow totaling $32.5 million for the same period of 1997. The decrease in cash flows from the deposit product operations was due to lower universal life insurance and annuity deposits and higher surrenders.

The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $85.4 million and $46.3 million for the six months ended June 30, 1997 and 1996, respectively. The Company expects significant cash flows to continue from these sources throughout the remainder of 1997.

Capital Resources

The Company relies on stockholders' equity for its capital resources, as there has been no long-term debt outstanding in 1997 or recent years. The Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 1997.

Stockholders' equity totaled $371.3 million at June 30, 1997, reflecting an increase of $18.4 million from December 31, 1996. The increase in capital is primarily from net earnings of $17.6 million and a foreign currency translation adjustment of $1.9 million, offset by a decline in net unrealized gains on investment securities totaling $1.1 million during the first six months of 1997. Book value per share at June 30, 1997, was $106.34.


                           PART II.  OTHER INFORMATION

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On June 20, 1997, the stockholders voted upon the following matters at the annual stockholders meeting:

(a) The election of Class A directors to serve one-year terms. The results of the voting were as follows:


                                               For          Against


      Robert L. Moody                         2,864,940        15,470
      Arthur O. Dummer                        2,861,589        18,821
      Harry L. Edwards                        2,861,373        19,037
      E. J. Pederson                          2,865,456        14,954



(b) The election of Class B directors to serve one-year terms. The results of the voting were as follows:


                                                 For        Against


      E. Douglas McLeod                         200,000          -
      Charles D. Milos, Jr.                     200,000          -
      Frances A. Moody                          200,000          -
      Ross R. Moody                             200,000          -
      Russell S. Moody                          200,000          -
      Louis E. Pauls, Jr.                       200,000          -



                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


Exhibit 11   -  Computation of Earnings Per Share
                (filed on pages __ and __ of this report).

Exhibit 27   -  Financial Data Schedule
                (filed electronically pursuant to Regulation S-K).

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     National Western Life Insurance Company

                                  (Registrant)





Date: August 8, 1997               /S/ Ross R. Moody
                                   Ross R. Moody
                                   President,
                                   Chief Operating Officer,
                                   and Director



Date: August 8, 1997                /S/ Robert L. Busby, III
                                    Robert L. Busby, III
                                    Senior Vice President -
                                    Chief Administrative Officer,
                                    Chief Financial Officer
                                    and Treasurer



Date: August 8, 1997                /S/ Vincent L. Kasch
                                    Vincent L. Kasch
                                    Vice President - Controller
                                    and Assistant Treasurer