Form 10-Q
period 1997-09-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 1997-11-14
CIK 70684

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


 [ X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 1997

 [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

                      Commission File Number: 2-17039


                  NATIONAL WESTERN LIFE INSURANCE COMPANY
          (Exact name of Registrant as specified in its charter)


     COLORADO                                84-0467208
(State of Incorporation)      (I.R.S. Employer Identification Number)


     850 EAST ANDERSON LANE
     AUSTIN, TEXAS 78752-1602                     (512) 836-1010
Address of Principal Executive Offices)         (Telephone Number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [ X  ]     No  [      ]


As of November 12, 1997, the number of shares of Registrant's common stock outstanding was: Class A - 3,291,338 and Class B - 200,000.




          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                   INDEX



Part I.  Financial Information:                             Page

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets -
September 30, 1997 (Unaudited) and December 31, 1996

Condensed Consolidated Statements of Earnings -
For the  Three  Months Ended  September  30, 1997  and  1996
(Unaudited)

Condensed Consolidated Statements of Earnings -
For  the Nine  Months  Ended  September 30,  1997  and  1996
(Unaudited)

Condensed Consolidated Statements of Stockholders' Equity -
For  the Nine  Months  Ended  September 30,  1997  and  1996
(Unaudited)

Condensed Consolidated Statements of Cash Flows -
For  the Nine  Months  Ended  September 30,  1997  and  1996
(Unaudited)

Notes  to   Condensed  Consolidated   Financial   Statements
(Unaudited)

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Part II.  Other Information:

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit 11 - Computation of Earnings per Share -
For the  Three  Months Ended  September  30, 1997  and  1996
(Unaudited)

Exhibit 11 - Computation of Earnings per Share -
For  the Nine  Months  Ended  September 30,  1997  and  1996
(Unaudited)





                      PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS

         NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In Thousands)



                                           (Unaudited)
                                          September 30,   December 31,

                                               1997          1996
          ASSETS

Cash and investments:
    Securities held to maturity,
    at amortized cost                       $ 1,878,334   1,873,561
    Securities available for sale,
    at fair value                               617,225     527,627
    Mortgage loans, net of
    allowance for possible
    losses ($4,640 and $5,988)                  182,312     193,311
    Policy loans                                136,117     142,077
    Other long-term investments                  26,787      22,997
    Cash and short-term investments               6,224      11,358

Total cash and investments                    2,846,999   2,770,931

Accrued investment income                        40,147      39,503
Deferred policy acquisition costs               290,480     295,666
Other assets                                     14,456      13,472
Assets of discontinued operations                   892       1,257

                                            $ 3,192,974   3,120,829


Note:   The balance  sheet at December  31, 1996, has  been taken from  the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.




         NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In Thousands Except Shares Outstanding)



                                            (Unaudited)
                                           September 30,  December 31,
    LIABILITIES AND STOCKHOLDERS' EQUITY       1997           1996



LIABILITIES:

Future policy benefits:
    Traditional life and annuity products   $   170,364     172,565
    Universal life and investment
    annuity contracts                         2,567,190   2,529,307
Other policyholder liabilities                   25,549      24,403
Federal income taxes payable:
    Current                                       1,596        -
    Deferred                                     11,685      11,910
Other liabilities                                31,430      28,527
Liabilities of discontinued operations              892       1,257

Total liabilities                             2,808,706   2,767,969

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:

Common stock:

    Class A - $1 par value; 7,500,000
    shares authorized; 3,291,338
    shares issued and outstanding
    in 1997 and 1996                              3,291       3,291
    Class B - $1 par value; 200,000
    shares authorized, issued,
    and outstanding in 1997 and 1996                200         200
Additional paid-in capital                       24,647      24,647
Net unrealized gains
on investment securities                         11,915       9,853
Foreign currency translation adjustment           2,267        -
Retained earnings                               341,948     314,869


Total stockholders' equity                      384,268     352,860

                                            $ 3,192,974   3,120,829


Note:   The balance  sheet at December  31, 1996, has  been taken from  the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.




         NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          For the Three Months Ended September 30, 1997 and 1996
                                (Unaudited)
                  (In Thousands Except Per Share Amounts)




                                                1997         1996


Premiums and other revenue:
    Life and annuity premiums               $     3,411       3,206
    Universal life and investment
    annuity contract revenues                    19,303      19,155
    Net investment income                        52,908      54,778
    Other income                                     64          32
    Realized gains (losses) on investments          408       (446)

Total premiums and other revenue                 76,094      76,725

Benefits and expenses:
    Life and other policy benefits                9,362       8,902
    Decrease in liabilities for
    future policy benefits                         (96)     (1,009)
    Amortization of deferred
    policy acquisition costs                      9,785       5,945
    Universal life and investment
    annuity contract interest                    36,116      37,568
    Other insurance operating expenses            6,378       5,997


Total benefits and expenses                      61,545      57,403

Earnings before Federal income taxes             14,549      19,322

Provision (benefit) for Federal
income taxes:
    Current                                       6,741       6,178
    Deferred                                    (1,721)         584

Total Federal income taxes                        5,020       6,762

Net earnings                                $     9,529      12,560


Earnings per share of common stock:
    Net earnings                            $      2.73        3.59




See accompanying notes to condensed consolidated financial statements.




         NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
           For the Nine Months Ended September 30, 1997 and 1996
                                (Unaudited)
                  (In Thousands Except Per Share Amounts)



                                                1997          1996


Premiums and other revenue:
    Life and annuity premiums               $    11,682      11,799
    Universal life and investment
    annuity contract revenues                    59,984      57,998
    Net investment income                       160,419     159,461
    Other income                                    220       1,171
    Realized gains(losses)on investments        (2,371)       1,275

Total premiums and other revenue                229,934     231,704

Benefits and expenses:
    Life and other policy benefits               29,371      26,393
    Decrease in liabilities for
    future policy benefits                      (2,096)     (1,924)
    Amortization of deferred
    policy acquisition costs                     30,670      21,733
    Universal life and investment
    annuity contract interest                   110,180     115,522
    Other insurance operating expenses           19,750      18,989


Total benefits and expenses                     187,875     180,713

Earnings from continuing operations
before Federal income taxes                      42,059      50,991

Provision (benefit) for Federal income
taxes:
    Current                                      16,536      18,085
    Deferred                                    (2,556)       (238)

Total Federal income taxes                       13,980      17,847

Earnings from continuing operations              28,079      33,144

Losses from discontinued operations             (1,000)         -

Net earnings                                $    27,079      33,144


Earnings (losses) per share
of common stock:
    Earnings from continuing operations     $      8.05        9.49
    Losses from discontinued operations          (0.29)         -

Net earnings                                $      7.76        9.49



See accompanying notes to condensed consolidated financial statements.



         NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           For the Nine Months Ended September 30, 1997 and 1996
                                (Unaudited)
                              (In Thousands)



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

Net unrealized gains (losses)
on investment securities,
net of effects of deferred policy
acquisition costs and taxes:
    Balance at beginning of year                  9,853      15,195
    Change in unrealized gains
    (losses) during period                        2,848     (7,856)
    Amortization of net unrealized
    gains related to transfers of
    securities available for sale
    to securities held to maturity                (786)       (875)

Balance at end of period                         11,915       6,464

Foreign currency translation adjustment, net
of taxes:
    Balance at beginning of year                    -           -
    Change in translation adjustment
    during period                                 2,267         -

Balance at end of period                          2,267         -

Retained earnings:
    Balance at beginning of year                314,869     268,654
    Net earnings                                 27,079      33,144

Balance at end of  period                       341,948     301,798

Total stockholders' equity                  $   384,268     336,400


See accompanying notes to condensed consolidated financial statements.





         NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Nine Months Ended September 30, 1997 and 1996
                                (Unaudited)
                              (In Thousands)



                                                1997        1996



Cash flows from operating activities:
    Net earnings                            $    27,079      33,144
    Adjustments to reconcile net
    earnings to net cash
    from operating activities:
    Universal life and investment
    annuity contract interest                   110,180     115,522
    Surrender charges and other
    policy revenues                            (31,716)    (30,924)
    Realized (gains) losses on investments        2,371     (1,275)
    Accrual and amortization of
    investment income                           (3,846)     (5,370)
    Depreciation and amortization                   746         525
    Decrease (increase) in insurance
    receivables and other assets                    395     (1,210)
    Increase in accrued investment income         (644)       (851)
    Decrease (increase) in deferred
    policy acquisition costs                      2,391     (8,526)
    Decrease in liability for future
    policy benefits                             (2,096)     (1,924)
    Increase (decrease) in other
    policyholder liabilities                      1,146     (1,836)
    Increase in Federal income
    taxes payable                                   976      11,569
    Increase in other liabilities                 2,903       6,581

Net cash provided by operating activities       109,885     115,425

Cash flows from investing activities:
    Proceeds from sales of:
       Securities held to maturity                1,993         -
       Securities available for sale             48,170      31,060
       Other investments                          1,615       1,608
    Proceeds from maturities
    and redemptions of:
       Securities held to maturity               81,177      53,288
       Securities available for sale             29,389      23,375
    Purchases of:
       Securities held to maturity             (78,914)   (220,276)
       Securities available for sale          (167,569)    (10,514)
       Other investments                        (3,822)     (2,724)
    Principal payments on mortgage loans         27,137      19,535
    Cost of mortgage loans acquired            (19,395)    (14,622)
    Decrease in policy loans                      5,960       2,589
    Decrease in assets of
    discontinued operations                         365       4,761
    Decrease in liabilities of
    discontinued operations                       (365)     (4,761)
    Other                                         (179)       (207)

Net cash used in investing activities          (74,438)   (116,888)


(Continued on next page)



         NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
           For the Nine Months Ended September 30, 1997 and 1996
                                (Unaudited)
                              (In Thousands)



                                                1997          1996


Cash flows from financing activities:
    Deposits to account balances
    for universal life
    and investment annuity contracts        $   196,328     227,077
    Return of account balances
    on universal life
    and investment annuity contracts          (236,909)   (217,236)
Net cash provided by (used in
financing activities                           (40,581)       9,841

Net increase (decrease) in cash
and short-term investments                      (5,134)       8,378
Cash and short-term investments
at beginning of year                             11,358      10,024


Cash and short-term investments
at end of period                            $     6,224      18,402



See accompanying notes to condensed consolidated financial statements.





         NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


(1)  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly owned subsidiaries (the Company), The Westcap Corporation (Westcap), NWL
Investments, Inc., NWL Properties, Inc., NWL 806 Main, Inc., and NWL Services, Inc. The Westcap Corporation ceased brokerage operations during 1995 and filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in 1996. As a result, The Westcap Corporation is reflected as discontinued operations in the accompanying financial statements. NWL Services, Inc. is a newly incorporated subsidiary formed in June, 1997 primarily for investment related activities. All significant intercorporate transactions and accounts have been eliminated in consolidation.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of its operations for the three months and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the three months and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.


(2)  DIVIDENDS

The Company paid no cash dividends on common stock during the nine months ended September 30, 1997 and 1996.


(3)  DISCONTINUED BROKERAGE OPERATIONS

As previously reported, National Western Life Insurance Company's brokerage subsidiary, The Westcap Corporation, is currently in reorganization bankruptcy. As a result of brokerage losses and the resulting bankruptcy, National Western's investment in Westcap was completely written off during 1995. However, a $1,000,000 cash infusion was made to Westcap on March 18, 1997, for operational expenses incurred during its bankruptcy. This contribution was reflected as a loss from discontinued operations in the first quarter of 1997. No losses from discontinued brokerage operations were recorded in 1996.

On September 29, 1997, the United States Bankruptcy Court, Southern District of Texas, Houston, Texas, entered an order approving claims in the amount of $56,173,000 against The Westcap Corporation and its wholly owned subsidiary Westcap Enterprises, Inc. The claims were filed by the Board of Trustees of Community College District No. 508, County of Cook, State of Illinois. The Westcap Corporation and Westcap Enterprises, Inc. have appealed this order. While The Westcap Corporation is a wholly owned brokerage subsidiary of National Western Life Insurance Company, National Western is not a party to the order or the bankruptcy proceeding, and the order of the Bankruptcy Court does not have any direct effect upon National Western.

Also as previously reported, National Western has agreed to participate in the Westcap plan of reorganization by the contribution of $5,000,000 of cash and $5,000,000 of income producing real estate properties in exchange for a complete settlement and release of any claims by Westcap against National Western and a continuing equity interest in the reorganized entity. This reorganization plan is pending and subject to approval by Westcap's creditors and the Bankruptcy Court. The Creditors' Committee, the debtor Westcap, and National Western continue to discuss possible settlement of all claims by the creditors of Westcap and the claims by Westcap against National Western. No prediction can be made at this time as to the outcome of such settlement discussions.

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

The stock options begin to vest following three full years of service to the Company after date of grant, with 20% of the options to vest at the beginning of the fourth year of service, and with 20% thereof to vest at the beginning of each of the next four years of service. The exercise price of the stock options was set at the fair market value of the common stock on the date of grant. Total outstanding stock options under the Plan totaled 114,400 at September 30, 1997.



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

Investments in debt and equity securities are classified and reported as either securities held to maturity or securities available for sale. The Company does not maintain a portfolio of trading securities. The reporting category chosen for the Company's securities investments depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. At September 30, 1997, approximately 24.2% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

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

The Company's overall conservative investment philosophy is reflected in the allocation of its investments which is detailed below as of September 30, 1997 and December 31, 1996. The Company emphasizes debt securities, with smaller holdings in mortgage loans and real estate.


                                       Percent of Investments
                                    September 30,     December 31,
                                         1997             1996


Debt securities                            87.2%          86.0%
Mortgage loans                              6.4            7.0
Policy loans                                4.8            5.1
Real estate                                 0.6            0.6
Equity securities                           0.5            0.6
Other                                       0.5            0.7

Totals                                    100.0%         100.0%



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

At September 30, 1997, the Company's debt and equity securities were classified as follows:



                                                               Gross
                                     Fair     Amortized     Unrealized
                                     Value       Cost          Gains
                                             (In thousands)


Securities held to maturity:
    Debt securities              $ 1,934,324   1,878,334       55,990
Securities available for sale:
    Debt securities                  604,017     578,092       25,925
    Equity securities                 13,208      10,111        3,097

Totals                           $ 2,551,549   2,466,537       85,012



As detailed above, debt securities classified as held to maturity comprise the majority of the Company's securities portfolio, while equity securities continue to be a small component of the portfolio. Gross unrealized gains totaling $85,012,000 on the securities portfolio at September 30, 1997, are a reflection of market interest rates at quarter-end. The fair values, or market values, of fixed income debt securities correlate to external market interest rate conditions. Because the interest rates are fixed on almost all of the Company's debt securities, market values typically increase when market interest rates decline, and decrease when market interest rates rise. An analysis of gross unrealized gains on the Company's securities portfolio for the quarter ended September 30, 1997 is detailed below:



                                                                 Change in
                                    Gross Unrealized Gains       Unrealized
                                      At              At        Gains During
                                   September 30,    June 30,     3rd Quarter
                                      1997            1997           1997
                                                  (In thousands)


Securities held to maturity:
    Debt securities              $    55,990         19,027        36,963
Securities available for sale:
    Debt securities                   25,925         16,319         9,606
    Equity securities                  3,097          2,892           205

Totals                           $    85,012         38,238        46,774




Market interest rates of the ten year U.S. Treasury bond were approximately 40 basis points lower at September 30, 1997, than at June 30, 1997. As reflected in the table above, such changes in interest rates have a significant impact on the market values of the Company's debt securities, as the Company's securities portfolio increased in value by over $46 million in the third quarter. The Company would expect similar results in the future from any significant upward or downward movement in market rates. However, because the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, the changes in market values have relatively small effects on the Company's financial statements. Also, the Company has the intent and ability to hold these securities to maturity, and it is unlikely that sales of such securities would be required which would realize market gains or losses.

An important aspect of the Company's investment philosophy is managing the cash flow stability of the portfolio. Because expected maturities of securities may differ from contractual maturities due to prepayments, extensions, and calls, the Company takes steps to manage and minimize such risks. The Company continues to invest primarily in corporate debt securities, most of which are non-callable, which helps reduce prepayment and call risks. At September 30, 1997, corporate and public utility securities represented about 63% of the entire debt securities portfolio.

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

As of September 30, 1997, CMOs represent over 90% of the Company's mortgage-backed securities, and PAC I CMOs account for approximately 90% of this CMO portfolio. The CMOs that the Company purchases are modeled and subjected to detailed, comprehensive analysis by the Company's investment staff before any investment decision is made. The overall structure of the entire CMO is evaluated, and an average life sensitivity analysis is performed on the individual tranche being considered for purchase under increasing and decreasing interest rate scenarios. This analysis provides information used in selecting securities that fit appropriately within the Company's investment philosophy and asset/liability management parameters. The Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension, and credit risks.

In addition to managing prepayment, extension, and call risks, the Company closely manages the credit quality of its investments in debt securities. The Company continues to follow its conservative investment philosophy by minimizing its holdings of below investment grade debt securities, as these securities generally have greater default risk than higher rated corporate debt. These issuers usually are more sensitive to adverse industry or economic conditions than are investment grade issuers. The Company's small holdings of below investment grade debt securities are summarized below. The increase in below investment grade debt securities from 1995 is due to investment grade issuers that were downgraded to below investment grade status.



                                          Below Investment
                                        Grade Debt Securities
                                                            % of
                                   Carrying     Market   Invested
                                     Value      Value      Assets
                                            (In thousands)



September 30, 1997               $    37,793      38,759       1.3%

December 31, 1996                $    38,696      38,784       1.4%

December 31, 1995                $    14,244      14,567       0.5%




The Company's strong credit risk management and commitment to quality has resulted in minimal defaults in the debt securities portfolio in recent years. In fact, at September 30, 1997, no securities were in default and on non-accrual status.


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

Portfolio Analysis

The Company held net investments in mortgage loans totaling $182,312,000 and $193,311,000, or 6.4% and 7.0% of total invested assets, at September 30, 1997, and December 31, 1996, respectively. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

The diversification of the mortgage loan portfolio by geographic regions of the United States and by property type as of September 30, 1997, and December 31, 1996, was as follows:



                                    September 30,     December 31,
                                         1997             1996


West South Central                         51.9%          51.4%
Mountain                                   12.9           15.0
South Atlantic                             12.4            8.7
Pacific                                     8.6           11.2
Other                                      14.2           13.7

Totals                                    100.0%         100.0%





                                     September 30,     December 31,
                                         1997             1996


Retail                                     68.4%          64.4%
Office                                     12.9           18.9
Hotel/Motel                                 7.9            7.8
Apartment                                   4.1            3.9
Other                                       6.7            5.0

Totals                                    100.0%         100.0%




As of September 30, 1997, the allowance for possible losses on mortgage loans was $4,640,000. No additions were made to the allowance in the quarter ended September 30, 1997, as management believes that the current balance is adequate. However, while management uses available information to recognize losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the West South Central region which includes Texas, Louisiana, Oklahoma, and Arkansas, as this area contains the highest concentrations of the Company's mortgage loans.

The Company currently places all loans past due three months or more on non-accrual status and no interest income is recognized during this period. Also, the Company will at times restructure mortgage loans under certain conditions which may involve changes in interest rates, payment terms, or other modifications. For the three months ended September 30, 1997 and 1996, the reductions in interest income due to non-accrual and restructured mortgage loans were not significant.

The Company owns real estate that was acquired through foreclosure and through direct investment totaling approximately $16,343,000 and $15,209,000 at September 30, 1997, and December 31, 1996, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized operating gains on these properties of approximately $124,000 and $114,000 for the three months ended September 30, 1997, and 1996. The Company does not anticipate significant changes in these operating results in the near future.

The Company monitors the conditions and market values of these properties on a regular basis. No significant realized losses were recognized due to declines in values of properties for the three months ended September 30, 1997 and 1996, respectively. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed.


RESULTS OF OPERATIONS

Summary of Consolidated Operations

A summary of operating results for the three months and nine months ended September 30, 1997 and 1996 is provided below:



                          Three Months Ended     Nine Months Ended
                            September 30,          September 30,
                           1997        1996       1997        1996
                            (In thousands except per share data)


Revenues:
Insurance revenues
excluding
realized gains
(losses) on
investments            $    75,686      77,171    232,305     230,429
Realized gains
(losses)
on investments                 408       (446)    (2,371)       1,275

Total revenues         $    76,094      76,725    229,934     231,704

Earnings:
Earnings from
insurance operations   $     9,264      12,850     29,620      32,315
Losses from
discontinued
brokerage operations           -          -       (1,000)        -
Net realized
gains (losses)
on investments                 265       (290)    (1,541)         829

Net earnings           $     9,529      12,560     27,079      33,144

Earings Per Share:
Earnings from
insurance operations   $      2.66        3.68       8.49        9.26
Losses from
discontinued
brokerage operations           -          -        (0.29)        -
Net realized gains
(losses)
on investments                0.07      (0.09)     (0.44)        0.23

Net earnings           $      2.73        3.59       7.76        9.49





Significant changes and fluctuations in income and expense items between the three months ended September 30, 1997 and 1996 are described in detail for insurance operations as follows:

Insurance Operations

Insurance Operations Net Earnings: Earnings from insurance operations for the quarter ended September 30, 1997, were $9,264,000 compared to $12,850,000 for the third quarter of 1996. Third quarter 1997 earnings would have been comparable to 1996 earnings except for non-recurring gains in 1996 and other fluctuations described as follows: (1) Net investment income for 1996 was significantly higher than other quarters as it included non-recurring gains totaling $1.5 million, net of taxes, from several of the Company's investments in real estate joint ventures. (2) Net investment income for the third quarter of 1997 was lower due to yield and amortization adjustments on mortgage-backed securities totaling $900,000, net of taxes. (3) Life insurance benefit claims, which can fluctuate significantly from quarter to quarter, were $1,085,000 higher in 1997, net of taxes.

Universal Life and Investment Annuity Contract Revenues: These revenues are from the Company's non-traditional products which are universal life and investment annuities. Revenues from these types of products consist of policy charges for the cost of insurance, surrender charges, policy administration fees, and other miscellaneous revenues. These revenues increased slightly from $19,155,000 for the quarter ended September 30, 1996, to $19,303,000 for the same 1997 period. Increases in cost of insurance revenues of $653,000 were offset by decreases in surrender charge revenues of $748,000. Although total life and annuity surrenders were up 4.8% when comparing the third quarters of 1997 and 1996, surrender charge revenues actually declined in 1997 primarily due to changes in the types of surrenders. Single-tier annuities accounted for the increase in surrenders and these annuities typically have lower surrender charges than two-tier annuities. Surrenders of two-tier annuities also declined in the third quarter of 1997 compared to the same 1996 period.



                                         Three Months Ended
                                            September 30,
                                       1997             1996
                                          (In thousands)


Cost of insurance revenues       $        8,759          8,106
Surrender charges                         7,952          8,700
Policy fees and other revenues            2,592          2,349

Totals                           $       19,303         19,155



Actual universal life and investment annuity deposits collected for the quarters ended September 30, 1997 and 1996, are detailed below. Deposits collected on these non-traditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.



                                          Three Months Ended
                                              September 30,
                                          1997            1996
                                           (In thousands)

Investment annuities:
    First year and single premiums    $    56,071        55,532
    Renewal premiums                        4,981         6,283

Total annuities                            61,052        61,815

Universal life insurance:
    First year and single premiums          5,001         3,576
    Renewal premiums                       12,863        12,838

Total universal life insurance             17,864        16,414

Totals                                $    78,916        78,229



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

Subsequent to discontinuing two-tier annuity sales, the Company developed new annuity products in 1994 and diversified its distribution system by contracting new marketing organizations with extensive experience, financial resources, and success in marketing life and annuity products. The new products and new marketing organizations resulted in significant increases in annuity production in 1994 and 1995. However, annuity production slowed in 1996 and has continued to decrease in 1997, but sales still continue to be higher under this more diversified distribution system.

In efforts to increase annuity production again, the Company has further diversified its annuity products offered to customers by introducing an equity indexed annuity in the third quarter of 1997. This product is a flexible premium deferred annuity which combines the features associated with traditional fixed annuities with the option to have interest rates that are linked in part to an equity index, the S&P 500 Composite Stock Price Index*. This new annuity is a long-term contract designed as a planning vehicle for retirement security. The Company anticipates that this product will be attractive to customers as it has guaranteed minimum interest rates, coupled with the potential for significantly higher returns based on an equity index component. The Company has implemented an investment hedging program to provide the potential higher returns required to be paid on these products. Specifically, the Company purchases index options from high rated banks and brokerage firms. These index options act as hedges to match closely the returns based on the S&P 500 Composite Stock Price Index* which may be paid to policyholders. As the equity indexed annuity was just recently introduced, no significant sales of the new product have been made as of September 30, 1997.

(* "Standard & Poor's" "S&P", "S&P 550", "Standard & Poor's 500", and "500" are trade marks of The McGraw-Hill Companies, Inc. and have been licensed for use by National Western Life Insurance Company. National Western's equity indexed annuity is not sponsored, endorsed, sold or promoted by Standard & Poor's, and Standard & Poor's, makes no represenations regarding the advisability of purchasing this product.)

The majority of the Company's universal life insurance production is from the international market, primarily Central and South American countries. The Company continues to see increased competition in the Central and South American market. However, the Company has been accepting policies from foreign nationals for over thirty years and has developed strong relationships with carefully selected brokers in the foreign countries. This experience and strong broker relations have enabled the Company to meet the challenges of the increased competition. The Company's strategic plans for the international market include the continued development of additional life insurance products to complement the universal life portfolio and acceptance of new broker/agents from existing agencies in Latin America.

Sales of life insurance have also been slow in the U.S. domestic market. In response, the Company is committed to allocating additional resources to increase domestic life insurance sales and to enhancing and developing new life insurance products. Additional resources have included recent personnel additions and increased marketing efforts.

Net Investment Income: Net investment income decreased 3.4% from the third quarter of 1996. There were two primary reasons for the lower income. Third quarter 1996 net investment income was higher than other quarters as it included non-recurring gains totaling $2.3 million from sales of several real estate joint venture interests. Additionally, the increase in net investment income from debt securities was lower in the third quarter of 1997 due to yield and amortization adjustments on mortgage-backed securities totaling $1.4 million. The yield and amortization adjustments were made in accordance with Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." The adjustments are made to reflect changes in mortgage-backed securities prepayment levels, caused by changes in market interest rates, which affect average lives, yields and amortization periods of the securities. A detail of net investment income is provided below:



                                        Three Months Ended
                                           September 30,
                                      1997              1996
                                          (In thousands)


Investment income:
    Debt securities              $      45,627         44,575
    Mortgage loans                       4,633          5,062
    Policy loans                         2,458          2,503
    Other                                  598          3,452

Total investment income                 53,316         55,592
Investment expenses                        408            814


Net investment income            $      52,908         54,778



Realized Gains and Losses on Investments: The Company recorded realized gains of $408,000 in 1997 compared to realized losses of $446,000 in 1996. The gains in 1997 were primarily from sales of debt securities and mortgage loan prepayment penalties. The losses in 1996 were primarily from sales of debt securities and preferred stock for tax planning purposes. No significant write-downs on investments were recorded in 1997 or 1996.

Life and Other Policy Benefits: Expenses in 1997 and 1996 were $9.4 million and $8.9 million, respectively. The increase in expenses is due to higher life insurance benefit claims offset partially by a decrease in surrenders of traditional life insurance products. Mortality claims were $1.7 million higher in the third quarter of 1997 than in 1996. Conversely, traditional life insurance surrenders decreased $1.2 million in 1997 over the comparable 1996 period. However, much of this decrease in surrender expense is offset by corresponding changes in liabilities for future policy benefits.

Amortization of Deferred Policy Acquisition Costs: This expense item represents the amortization of the costs of acquiring or producing new business, which consists primarily of agents' commissions. The majority of such costs are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted by the level and types of policy surrenders. Amortization for 1997 was $9,785,000 compared to $5,945,000 for 1996. Increases in anticipated future gross profits resulted in retrospective adjustments to deferred policy acquisition costs which lowered the amortization in the third quarter of 1996. Also, policy surrenders were higher in 1997 which increased amortization of deferred policy acquisition costs.

Significant changes and fluctuations in income and expense items between the nine months ended September 30, 1997 and 1996 are described in detail for insurance operations and discontinued brokerage operations as follows:

Insurance Operations

Insurance Operations Net Earnings: Earnings from insurance operations for the first nine months of 1997 were lower by $2,695,000, or $0.77 per share, compared to the same period of 1996. Earnings for the nine months ended September 30, 1997, were lower for the same reasons as previously described for the third quarter of 1997. Also, first quarter 1996 earnings included nonrecurring income totaling $552,000, net of taxes, from a lawsuit settlement.

Universal Life and Investment Annuity Contract Revenues: These revenues increased from $57,998,000 for the nine months ended September 30, 1996, to $59,984,000 for the same 1997 period. Increases in cost of insurance and other revenues resulted in the majority of the increase in these contract revenues. Increases in other revenues are primarily from recognition of deferred revenues relating to immediate annuities. Surrender charge
revenues  declined  in  1997  primarily  due  to  lower  two-tier   annuity
surrenders. The Company's two-tier annuities typically have higher surrender charges compared to other Company annuity and life insurance products.



                                   Nine Months Ended September 30,
                                       1997              1996
                                           (In thousands)


Cost of insurance revenues       $       25,757         23,995
Surrender charges                        25,605         27,028
Policy fees and other revenues            8,622          6,975

Totals                           $       59,984         57,998



Actual universal life and investment annuity deposits collected for the nine months ended September 30, 1997 and 1996, are detailed below. Deposits collected on these non-traditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.



                                    Nine Months Ended September 30,
                                           1997          1996
                                             (In thousands)


Investment annuities:
    First year and single premiums   $     159,417     181,567
    Renewal premiums                        17,602      22,729

Total annuities                            177,019     204,296

Universal life insurance:
    First year and single premiums          12,040      13,502
    Renewal premiums                        36,404      36,353

Total universal life insurance              48,444      49,855

Totals                               $     225,463     254,151



Net Investment Income: Net investment income increased $958,000 from $159,461,000 in 1996 to $160,419,000 in 1997, primarily due to increases in invested assets, as investment yields have remained relatively stable. The increase in invested assets and related investment income was primarily from debt securities. The increase in 1997 was lower than anticipated due to yield and amortization adjustments on mortgage-backed securities totaling $1.4 million. A detail of net investment income is provided below:


                                     Nine Months Ended September 30,
                                            1997            1996
                                               (In thousands)


Investment income:
    Debt securities                 $     137,473         131,641
    Mortgage loans                         14,144          14,891
    Policy loans                            7,306           7,942
    Other                                   3,461           7,138

Total investment income                   162,384         161,612
Investment expenses                         1,965           2,151


Net investment income               $     160,419         159,461



Other Income: Other income totaled only $220,000 in 1997 compared to $1,171,000 in 1996. The higher income in 1996 was due to proceeds received from a lawsuit settlement totaling $850,000. The lawsuit related to the Company's previous investment in a mortgage loan.

Realized Gains and Losses on Investments: The Company recorded realized losses of $2,371,000 in 1997 compared to realized gains of $1,275,000 in 1996. The losses in 1997 were primarily from net losses on debt securities totaling $1.7 million. The Company also incurred net losses totaling $485,000 on mortgage loans primarily relating to a foreclosure during the first quarter of 1997. The gains in 1996 were primarily from debt securities that were called and from sales of real estate.

Life and Other Policy Benefits: Expenses in 1997 and 1996 were $29.4 million and $26.4 million, respectively. The significant increase in expenses is due to higher life insurance benefit claims as previously described for the three months ended September 30, 1997. Mortality claims experience fluctuates from period to period and such deviations are not uncommon in the life insurance industry. Over extended periods of time, higher claims experience tends to be offset by periods of lower claims experience. Also, the Company utilizes reinsurance to help minimize its exposure to adverse mortality experience. The Company's general policy is to reinsure amounts in excess of $200,000 on the life of any one individual.

Amortization of Deferred Policy Acquisition Costs: Amortization was up $8,937,000 from $21,733,000 in 1996 to $30,670,000 in 1997 for the same reasons as previously described for the three months ended September 30, 1997.

Federal Income Taxes: Federal income taxes for 1996 reflect an effective tax rate of 35% which is the current federal rate. However, the 1997 taxes reflect a lower effective tax rate of 33.2%. Federal income taxes for the nine months ended September 30, 1997, include a tax benefit of $350,000 resulting from the Company's subsidiary brokerage operations losses. This tax benefit was reflected in earnings from continuing operations in accordance with the Company's tax allocation agreement with its subsidiaries.

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

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $109.9 million and $115.4 million for the nine months ended September 30, 1997 and 1996, respectively. Additionally, net cash flows from the Company's deposit product operations, which includes universal life and investment annuity products, totaled $9.8 million for the first nine months of 1996, but reflected a net cash outflow totaling $40.6 million for the same period of 1997. The decrease in cash flows from the deposit product operations was due to lower universal life insurance and annuity deposits and higher surrenders.

The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $110.6 million and $76.7 million for the nine months ended September 30, 1997 and 1996, respectively. The Company expects significant cash flows to continue from these sources throughout the remainder of 1997.

Capital Resources

The Company relies on stockholders' equity for its capital resources, as there has been no long-term debt outstanding in 1997 or recent years. The Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 1997.

Stockholders' equity totaled $384.3 million at September 30, 1997, reflecting an increase of $31.4 million from December 31, 1996. The increase in capital is primarily from net earnings of $27.1 million. A foreign currency translation adjustment of $2.3 million and an increase in net unrealized gains on investment securities totaling $2.0 million also contributed to the rise in stockholder's equity. Book value per share at September 30, 1997, was $110.06.


                        PART II.  OTHER INFORMATION


                        ITEM 1.  LEGAL PROCEEDINGS

As more fully described in note 3 to the accompanying financial statements, on September 29, 1997, the United States Bankruptcy Court, Southern District of Texas, Houston, Texas, entered an order approving claims in the amount of $56,173,000 against The Westcap Corporation and its wholly owned subsidiary Westcap Enterprises, Inc. The claims were filed by the Board of Trustees of Community College District No. 508, County of Cook, State of Illinois. The Westcap Corporation and Westcap Enterprises, Inc. have appealed this order. While The Westcap Corporation is a wholly owned brokerage subsidiary of National Western Life Insurance Company, National Western is not a party to the order or the bankruptcy proceeding, and the order of the Bankruptcy Court does not have any direct effect upon National Western.


                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 11   - Computation of Earnings Per Share
               (filed on pages __ and __ of this report).

Exhibit 27   - Financial Data Schedule
               (filed electronically pursuant to Regulation S-K).

(b) Reports on Form 8-K

A report on Form 8-K dated September 29, 1997, was filed by the Company disclosing an order entered by the United States Bankruptcy Court approving claims against The Westcap Corporation and its wholly owned subsidiary Westcap Enterprises, Inc., as previously described in note 3 to the accompanying financial statements and Item 1 above.





                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  National Western Life Insurance Company

                               (Registrant)




Date: November 12, 1997           /S/ Ross R. Moody
                                  Ross R. Moody
                                  President,
                                  Chief Operating Officer,
                                  and Director



Date: November 12, 1997           /S/ Robert L. Busby, III
                                  Robert L. Busby, III
                                  Senior Vice President -
                                  Chief Administrative Officer,
                                  Chief Financial Officer
                                  and Treasurer



Date: November 12, 1997            /S/ Vincent L. Kasch
                                   Vincent L. Kasch
                                   Vice President - Controller
                                   and Assistant Treasurer