Form 10-K405
period 1997-12-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 1998-03-31
CIK 70684

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K


     [ X  ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1997
     [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [ X  ]     No  [      ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant at March 10, 1998, was approximately $208,478,000.

As of   March  10, 1998,  the number of  shares of  Registrant's common  stock outstanding was: Class A - 3,291,738 and Class B - 200,000.



                                    PART I

                               ITEM 1. BUSINESS

(a) General

Life Insurance Operations

National Western Life Insurance Company (hereinafter referred to as "National Western," "Company," or "Registrant") is a life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-three states and the District of Columbia. National Western also accepts applications from and issues policies to residents of various countries in Central and South America, the Caribbean, and the Pacific Rim. Such policies are accepted and issued in the United States. During 1997, the Company recorded approximately $328 million in premium revenues, universal life, and investment annuity contract deposits. New life insurance issued during 1997 approximated $1.4 billion and the total amount in force at year-end 1997 was $8.6 billion. As of December 31, 1997, the Company had total consolidated assets of $3.2 billion.

Competition: The life insurance business is highly competitive and National Western competes with approximately 1,700 stock and mutual companies. Best's Agents Guide To Life Insurance Companies, an authoritative life insurance publication, lists companies by total admitted assets and life insurance in force. As of December 31, 1996, the most recent date for which information is available, National Western ranked 149 in total admitted assets, 200 in net premiums written, and 236 in life insurance in force among approximately 1,700 life insurance companies domiciled in the United States.

Life insurance companies compete not only on product design and price, but increasingly on policyowner service and marketing and sales efforts. National Western believes that its products, premium rates, policyowner service, and marketing efforts are generally competitive with those of other life insurance companies selling similar types of insurance. Mutual insurance companies may have certain competitive advantages over stock companies in that the policies written by them are participating policies and their profits inure to the benefit of their policyholders. The Company no longer writes participating policies, and such policies represent a minor portion of the Company's life insurance in force at December 31, 1997.

There has been an ongoing consolidation of companies within the life insurance industry in recent years. It appears this consolidation process will continue as entities acquire other insurance companies, blocks of insurance business, or even related businesses. The reasons for the consolidations are numerous and include, among others, strengthening market share, diversifying into other lines of insurance, improving marketing and distribution channels, and economies of scale. For whatever reasons, this consolidation trend in the insurance industry will likely continue to affect competition.

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

Financial  strength  ratings  of  insurance  companies  also  directly  affect competitive positions within the industry. Most insurance companies obtain one or more ratings from independent rating agencies. National Western is rated "A- (Excellent)" by A.M. Best Company. A.M. Best ratings for the life insurance industry range from "A++ (Superior)" to "F (In Liquidation)." The "A-" rating identifies companies which have demonstrated excellent overall performance when compared to the standards established by A.M. Best. These companies have a strong ability to meet their obligations to policyholders over a long period of time. National Western has also been assigned a claims-paying ability rating of "A+ (Good)" by Standard and Poor's Corporation. Standard and Poor's ratings range from "AAA (Superior)" to "R (Regulatory Action)".

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

Agents and Employees: National Western has 237 full-time employees at its principal executive office. Its insurance operations are conducted primarily through broker-agents, which numbered 7,904 at December 31, 1997. The agency operations are supervised by Senior Vice Presidents of domestic and international marketing. The Company's agents are independent contractors who are compensated on a commission basis. General agents receive overriding first year and renewal commissions on business written by agents under their supervision.

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

A significant portion of the Company's universal life and investment annuity contracts were sold through three marketing agencies in recent years. Combined business from these agencies accounted for approximately 21%, 31%, and 34% of total direct premium revenues and universal life and investment annuity contract deposits for 1997, 1996, and 1995, respectively.

Types of Insurance Written: National Western offers a broad portfolio of individual whole life, universal life and term insurance plans, endowments, and annuities, including standard supplementary riders. The Company does not market group life insurance but does offer group annuities. Annuities sold include flexible premium deferred annuities, single premium deferred annuities, and single premium immediate annuities. These products can be tax qualified or nonqualified annuities. In recent years the majority of the business written has been nonqualified single premium deferred annuities and universal life products. Although the Company introduced an equity-indexed annuity in 1997, no variable life or annuity products are currently offered. Except for a small employee health plan and a small number of existing individual accident and health policies, the Company does not write any new policies in the accident and health markets. Distributions of the Company's direct premium revenues and deposits by types of products are provided below:


                                              Years Ended December 31,
                                          1997           1996           1995
                                                   (In thousands)


Investment annuities:
     Single premium deferred       $     195,752        234,335        260,478
     Flexible premium deferred            32,702         35,813         47,144
     Single premium immediate             12,533          3,054          2,349

Total annuities                          240,987        273,202        309,971

Universal life insurance                  65,862         67,438         68,464
Traditional life and other                21,506         23,135         24,801

Total direct premiums collected    $     328,355        363,775        403,236



                                             Years Ended December 31,
                                         1997          1996           1995
                                                  (In thousands)

First year and single premiums:
     Investment annuities          $     218,203        243,686        272,219
     Life insurance                       19,045         20,509         22,419

Total first year and single              237,248        264,195        294,638

Renewal premiums:
     Investment annuities                 22,784         29,516         37,752
     Life insurance                       68,323         70,064         70,846

Total renewal                             91,107         99,580        108,598

Total direct premiums collected    $     328,355        363,775        403,236



The underwriting policy of the Company requires medical examination of applicants for ordinary insurance in excess of certain prescribed limits. These limits are graduated according to the age of the applicant and the amount of insurance desired. The Company has no maximum for issuance of life insurance on any one life. However, the Company's general policy is to reinsure that portion of any risk in excess of $200,000 on the life of any one individual. Also, following general industry practice, policies are issued on substandard risks.

Geographical Distribution of Business: For the year 1997, insurance and annuity policies held by residents of the State of Texas accounted for 18% of premium revenues, universal life, and investment annuity contract deposits from direct business, while policies held by residents of Pennsylvania, California, and Florida accounted for approximately 8%, 7%, and 5%, respectively. All other states of the United States accounted for 44% of premium revenues and deposits from direct business. The remaining 18% of premium revenues and deposits were derived from the Company's policies issued to foreign nationals, primarily in Central and South America, almost all of which was for individual life insurance. A distribution of the Company's direct premium revenues and deposits by domestic and international markets is provided below:


                                             Years Ended December 31,
                                        1997          1996           1995
                                                  (In thousands)


United States domestic market:
     Investment annuities           $   239,338       273,057         309,415
     Life insurance                      31,248        34,029          36,414

Total domestic market                   270,586       307,086         345,829

International market:
     Investment annuities                 1,649           145             556
     Life insurance                      56,120        56,544          56,851

Total international market               57,769        56,689          57,407

Total direct premiums collected     $   328,355       363,775         403,236



Approximately 64% of the direct life insurance premiums collected during 1997 was sold through international insurance brokers acting as independent contractors. Foreign business is solicited by various independent brokers, primarily in Central and South America, and forwarded to the United States for acceptance and issuance. The Company maintains strict controls on the business it accepts from such foreign independent brokers, as well as its underwriting procedures for such business. Except for a small block of business, a currency clause is included in each foreign policy stating that premium and claim "dollars" refer to lawful currency of the United States. Traditional and universal life products are sold in the international market to individuals in upper socioeconomic classes. By marketing exclusively to this group, sales typically produce a higher average policy size, strong persistency, and claims experience similar to that in the United States.

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

The following table shows the distribution of the Company's investments:


                                            December 31,
                              1997      1996     1995      1994      1993


Securities held
to maturity                    65.2%    67.6%     62.6%     68.5%     79.9%
Securities available
for sale                       22.6     19.0      22.9      15.1       1.8
Mortgage loans                  6.3      7.0       7.3       8.1       8.4
Policy loans                    4.7      5.1       5.6       6.5       6.9
Other investments               1.2      1.3       1.6       1.8       3.0

Totals                        100.0%   100.0%    100.0%    100.0%    100.0%



The following table shows investment results for insurance operations for the periods indicated:


               Invested                                         Net Unrealized
               Assets of         Net            Realized          Appreciation
  Calendar     Insurance      Investment     Gains (Losses)          Increase
    Year      Operations      Income (A)     On Investments     (Decrease) (B)
                                    (In thousands)


    1997    $   2,877,340        217,446           (1,588)              3,929
    1996        2,770,931        214,302             1,612            (5,342)
    1995        2,624,596        201,816           (2,415)             17,394
    1994        2,343,827        190,021             1,626            (1,942)
    1993        2,237,687        180,252             3,206              (395)


Notes to Table:

(A) Net investment income is after deduction of investment expenses, but before realized gains (losses) on investments and Federal income taxes.

(B) Unrealized appreciation, net of effects of deferred policy acquisition costs and taxes, relates only to those investment securities classified as available for sale.


Regulation: The Company is subject to regulation by the supervisory agency of each state or other jurisdiction in which it is licensed to do business. These agencies have broad administrative powers, including the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, the form and content of mandatory financial statements, capital, surplus, and reserve requirements, as well as the previously mentioned regulation of the types of investments which may be made. The Company is required to file detailed financial reports with each state or jurisdiction in which it is licensed, and its books and records are subject to examination by each. In accordance with the insurance laws of the various states in which the Company is licensed and the rules and practices of the National Association of Insurance Commissioners, examination of the Company's records routinely takes place every three to five years. These examinations are supervised by the Company's domiciliary state, with representatives from other states participating. The most recent examination of National Western was completed in 1994 and covered the six-year period ended December 31, 1992. The states of Colorado and Delaware participated. A final report disclosing the examination results was received by the Company in March, 1995. The report contained no adjustments or issues which had a significant, negative impact on the operations of the Company. National Western is anticipating that its next examination will be conducted in 1998 for the five year period ended December 31, 1997.

Regulations that affect the Company and the insurance industry are often the result of efforts by the National Association of Insurance Commissioners
(NAIC). The NAIC is an association of state insurance commissioners, regulators, and support staff that acts as a coordinating body for the state insurance regulatory process. The NAIC and state insurance regulators periodically re-examine existing laws and regulations. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of prescribed statutory accounting practices. Accordingly, that project will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that insurance companies use to prepare their statutory financial statements.

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

In addition to RBC requirements, insurance companies are also monitored by the NAIC through its Insurance Regulatory Information System (IRIS). IRIS consists of two systems, the original IRIS system and the Financial Analysis and Solvency Tracking System. The original IRIS consists of two phases. The first is a statistical phase during which key financial ratio results are generated from the NAIC data base, which contains financial information obtained from insurers' statutory annual statements. The second, an analytical phase, is a review of the annual statements and financial ratios by experienced financial examiners. The ratios of companies are compared against usual ranges to identify trends or areas requiring additional review or analysis. All of the Company's ratios for 1997 were within usual ranges.

The RBC regulation and IRIS system developed by the NAIC are examples of its involvement in the regulatory process. Additionally, new regulations are routinely published by the NAIC as model acts or model laws. The NAIC encourages adoption of these model acts by all states to provide uniformity and consistency among state insurance regulations.

While the insurance industry is primarily regulated by state governments, federal regulation also affects the industry in various areas such as pension regulations, securities laws, and federal taxation. For example, annuity and insurance products have certain income tax advantages for policyholders compared to other savings investments such as certificates of deposits and taxable bonds. Unlike many other investments, increases in the contract values of annuity and life insurance products are not subject to income taxation until these values are actually paid to and received by the policyholder. At various times, the federal government has considered revising or eliminating this income tax deferral. Such a change, if ever enacted, could have an adverse effect on the Company's ability to sell certain annuity and insurance products.

Additionally, recent tax legislation has reduced the individual capital gains tax rate from 28% to 20%. Because many consumers purchase annuities and life insurance for their tax deferral advantages over other investments or retirement products, a reduction in the Federal income tax rate for capital gains could increase the attractiveness of competing products. Accordingly, sales by the Company, and industry wide, could be negatively affected by these changes.

There have also been numerous proposals in recent years to modify the existing federal income tax laws. Some proposals outline measures to implement a "flat tax" structure that would lower the marginal tax rates for many taxpayers. Other proposals call for eliminating the existing income tax and implementing a "consumption based tax." Adoption of any of these new tax proposals, particularly the consumption based tax, could have adverse effects on the insurance industry, as the value of annuity and life insurance products with income tax deferral advantages would be lessened or minimized. However, it is impossible to predict what changes, if any, will be made to the existing federal income tax structure and the timing of any such changes.

Discontinued Brokerage Operations

General: The Westcap Corporation (Westcap), a wholly owned subsidiary of the Company, previously operated as a brokerage firm headquartered in Houston, Texas. Prior to July 17, 1995, Westcap provided investment products and financial services to a nationwide customer base. Its wholly owned subsidiaries included Westcap Securities Investment, Inc. (Westcap Investment), Westcap Securities Management, Inc. (Westcap Management), and Westcap Mortgage Company (Westcap Mortgage). Westcap Investment and Westcap Management owned 100% of the partnership interests in Westcap Securities, L.P. (Westcap L.P.). Westcap L.P. was primarily a dealer in municipal and corporate bonds and collateralized mortgage obligations and a secondary market dealer in obligations issued or guaranteed by the U.S. government or its agencies. The limited partnership was subject to regulation by the Securities and Exchange Commission (SEC) and the National Association of Securities Dealers.

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

On April 12, 1996, The Westcap Corporation and its wholly owned subsidiary, Westcap Enterprises, Inc., separately filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Houston Division. Westcap Enterprises, Inc. is the successor by merger to Westcap Securities Investment, Inc., Westcap Securities Management, Inc., and Westcap Securities, L.P., which prior to such merger were subsidiaries or affiliates of The
Westcap Corporation. The bankruptcy filing and events subsequent to the filing are more fully described in Item 3, Legal Proceedings and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

(b) Financial Information About Industry Segments

A summary of financial information for the Company's two industry segments follows:


                        Life        Discontinued
                      Insurance     Brokerage      Adjustments    Consolidated
                     Operations     Operations          (B)          Amounts
                                          (In thousands)


Gross revenues:
          1997      $   312,274            32(A)         (32)         312,274
          1996          311,209           373(A)        (373)         311,209
          1995          287,816         5,112(A)      (5,693)         287,235

Net earnings
(losses):
          1997      $    42,572       (1,000)            -             41,572
          1996           46,215          -               -             46,215
          1995           35,634      (16,350)            -             19,284

Identifiable
assets:
          1997      $ 3,224,671           892            -          3,225,563
          1996        3,119,572         1,257            -          3,120,829
          1995        2,952,282         6,177            -          2,958,459


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

(c) Narrative Description of Business

Included in Item 1.(a).

(d) Financial  Information About Foreign  and Domestic  Operations and  Export
Sales

Included in Item 1.(a).



                              ITEM 2. PROPERTIES

The Company leases approximately 72,000 square feet of office space in Austin, Texas, for $477,600 per year plus taxes, insurance, maintenance, and other operating costs. This lease expires in 2000. Lease costs and related operating expenses for office facilities of the Company's subsidiaries are not significant in relation to the Company's consolidated financial statements.



                          ITEM 3. LEGAL PROCEEDINGS


Pending Litigation

On March 28, 1994, the Community College District No. 508, County of Cook and State of Illinois (The City Colleges) filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against National Western Life Insurance Company (the Company or National Western) and subsidiaries of The Westcap Corporation (Westcap), a wholly owned subsidiary of the Company. The suit sought rescission of securities purchase transactions by The City Colleges from Westcap between September 9, 1993, and November 3, 1993, alleged compensatory damages, punitive damages, injunctive relief, declaratory relief, fees, and costs. National Western was named as a "controlling person" of the Westcap defendants. Westcap filed Chapter 11 bankruptcy (see below), and City Colleges filed a claim in the bankruptcy court against Westcap. The claim was tried before the bankruptcy court and in September, 1997, a $56,173,000 judgment was entered against Westcap favorable to The City Colleges. Westcap has appealed this decision to the United States District Court for the Southern District of Texas (Houston Division). While Westcap is a wholly owned subsidiary of the Company, the Company is not a party to the bankruptcy or the judgment against Westcap by the bankruptcy court. The lawsuit against the Company was stayed in September, 1994, pending resolution of The City Colleges' claim against Westcap. Following the judgment against Westcap in the bankruptcy court, on December 2, 1997, the stay was lifted by the United States District Court in Illinois, and The City Colleges filed an amended complaint seeking to hold the Company liable for the claim allowed in the bankruptcy court against Westcap under the "control person" provision of the Texas Securities Act. The suit seeks approximately $56 million plus fees and costs. The Company filed jurisdictional and venue motions to have the case transferred to the United States District Court for the Western District of Texas, which motions were agreed to by the Plaintiff, and the case is now pending in the United States District Court for the Western District of Texas. The Company believes it has reasonable and adequate defenses to the suit. Although the alleged damages, if sustained, would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from the suit cannot be made at this time.

On February 1, 1995, the San Antonio River Authority (SARA) filed a complaint in the 285th Judicial District Court, Bexar County, Texas, against Kenneth William Katzen (Katzen), Westcap Securities, L.P., The Westcap Corporation, and National Western Life Insurance Company (the Company). The suit alleges that Katzen and Westcap sold mortgage-backed security derivatives to SARA and misrepresented these securities to SARA. The suit alleges violations of the Federal Securities Act, Texas Securities Act, Deceptive Trade Practices Act, breach of fiduciary duty, fraud, negligence, breach of contract, and seeks attorney's fees. The Company is named as a "controlling person" of the Westcap defendants. Westcap and the Company are of the opinions that Westcap has adequate documentation to validate all securities purchases by SARA and that the Company and Westcap have adequate defenses to such suit. Although the alleged damages would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The Company and Westcap have denied all allegations and the parties have initiated discovery. The lawsuit has been transferred to the Westcap bankruptcy court, and the proceedings against the Company have been stayed pending determination of the claim in bankruptcy against Westcap. As a creditor in the Westcap bankruptcy, the Plaintiff is represented in the Creditors' Committee settlement negotiations pending between Westcap, the creditors, and the Company, discussed below. If the settlement is ultimately approved by Westcap, its creditors, the bankruptcy court, and the Company, this lawsuit would be dismissed.

On June 9, 1995, Charles McCutcheon, as Sheriff of Palm Beach County, Florida, served The Westcap Corporation, Westcap Securities, Inc., Westcap Government Securities, Inc., individual officers and directors of the Westcap entities, and National Western Life Insurance Company (the Company) as defendants with a complaint filed in the U.S. District Court for the Southern District of Florida. The Complaint alleges that the Westcap entities improperly sold certain derivative securities to the Plaintiff and did not disclose the high risk of these securities to the Plaintiff, who suffered financial losses from the investments. The Company is sued as a "controlling person" of Westcap, and it is alleged that the Company is responsible and liable for the alleged wrongful conduct of Westcap. The suit seeks rescission of the investments, alleged actual damages of $8 million, punitive and exemplary damages, attorneys' fees, and injunction. On October 13, 1995, the U.S. District Judge ordered arbitration of Plaintiff's claims against the Westcap entities, and stayed all proceedings pending outcome of the arbitration. The Company and Westcap deny the allegations and believe they each have adequate defenses to such suit. Although the alleged damages would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The lawsuit is currently stayed pending the determination of the claim in bankruptcy against Westcap. As a creditor in the Westcap bankruptcy, the Plaintiff is represented in the Creditors' Committee settlement negotiations pending between Westcap, the creditors, and the Company, discussed below. If the settlement is ultimately approved by Westcap, its creditors, the bankrupcy court, and the Company, this lawsuit would be dismissed.

On July 5, 1995, San Patricio County, Texas, filed suit in the District Court of San Patricio County, Texas, against National Western Life Insurance Company (the Company) and its chief executive officer, Robert L. Moody. The suit arose from derivative investments purchased by San Patricio County from Westcap Securities, L.P. or Westcap Government Securities, Inc., affiliates of The Westcap Corporation. The suit alleged that the Westcap affiliates were controlled by the Company and Mr. Moody and that they were responsible for the alleged wrongful acts of the Westcap affiliates in selling the securities to the Plaintiff. Plaintiff alleged that the Westcap affiliates violated duties and responsibilities owed to the Plaintiff related to the investment recommendations and decisions made by Plaintiff, and alleged that the Plaintiff was financially damaged by such actions of Westcap. The suit is currently in process of settlement with a payment of $200,000 to be made by National Western to San Patricio County and with no admission of liability. In exchange for the payment, National Western and Robert L. Moody will receive a general release of all claims asserted, including all claims that have been asserted against Westcap Securities, L.P. or could have been asserted in another court against Westcap Securities, L.P., and the lawsuit will be dismissed.

On September 13, 1995, Michigan South Central Power Agency filed a complaint in The United States District Court for the Western District of Michigan against Westcap Securities Investment, Inc., Westcap Securities, L.P., Westcap Securities Management, Inc., The Westcap Corporation, National Western Life Insurance Company (the Company), and others. The suit alleges that salesmen of Westcap sold mortgage-backed securities to the Plaintiff and misrepresented these securities in violation of Federal and state securities laws and common law. The Company is named as a "controlling person" of the Westcap defendants and is alleged to be responsible for their acts. Westcap and the Company are of the opinions that they have adequate defenses to the suit. Although the alleged damages would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from the suit cannot be made at this time. The Company and Westcap deny all allegations. The lawsuit is currently stayed pending the determination of the claim in bankruptcy against Westcap. As a creditor in the Westcap bankruptcy, the Plaintiff is represented in the Creditors' Committee settlement negotiations pending between Westcap, the creditors, and the Company, discussed below. If the settlement is ultimately approved by Westcap, its creditors, the bankruptcy court, and the Company, this lawsuit would be dismissed.

On February 27, 1996, the City of Tracy, a California municipal corporation, filed a complaint in the Superior Court of San Joaquin County, California, against Westcap Securities, L.P., National Western Life Insurance Company (the Company) and others. The suit arises from derivative investments purchased by the City of Tracy from Westcap Securities, L.P., an affiliate of The Westcap Corporation. The suit alleges that The Westcap Corporation and its subsidiaries are controlled by the Company and that it is responsible for alleged wrongful acts of the Westcap subsidiaries. Plaintiff alleges that the Westcap affiliates violated fiduciary duties and responsibilities owed to the Plaintiff related to investment purchases and decisions made by the Plaintiff, breach of contract, deceit, fraud, violation of California Securities Laws, and negligence, and that the Plaintiff was financially damaged thereby. The suit seeks rescission of the investment transactions, actual and punitive damages. Westcap and the Company are of the opinions that each of them have good and adequate defenses to the suit, and they deny the allegations. Although the alleged damages would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The lawsuit has been removed to the U.S. Bankruptcy Court in Houston, Texas, where it is currently pending. As a creditor in the Westcap bankruptcy, the Plaintiff is represented in the Creditors' Committee settlement negotiations pending between Westcap, the creditors, and the Company, discussed below. If the settlement is ultimately approved by Westcap, its creditors, the bankruptcy court, and the Company, this lawsuit would be dismissed.

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

National Western Life Insurance Company (the Company) and National Annuity Programs, Inc. (NAP) have been sued in the District Court of Travis County, Texas, by a former agent of the Company, eight plaintiffs, and fourteen intervenors, being present and past annuity policyholders of the Company, and on behalf of an asserted class of annuity policyholders of the Company, and alleged that in the sale of certain Company annuities to the plaintiffs and intervenors the Company and NAP (i) had violated the Texas Deceptive Trade Practices-Consumer Protection Act, statutes in the Texas Insurance Code, and certain rules and regulations of the Texas Department of Insurance; (ii) committed common law fraud; (iii) were negligent; (iv) had breached a duty of good faith and fair dealing; (v) made negligent misrepresentations; (vi) committed a civil conspiracy to commit fraud; and (vii) breached policy contracts. The plaintiffs seek (i) certification of one or more classes; and
(ii) recovery of unspecified actual damages, monies paid by plaintiffs, attorneys' fees, prejudgment and postjudgment interests and costs, increased or treble damages, punitive damages, and general relief as awarded by the Court. NAP was an independent marketing general agency under contract with the Company that hired and supervised the agents marketing the annuity products on behalf of the Company. The Company and NAP have answered and denied liability, and the parties have engaged in extensive discovery. Plaintiffs'/intervenors' motions to certify classes and class representation are pending before the Court. NAP and the plaintiffs/intervenors have entered into a proposed settlement agreement between themselves whereby NAP would pay a total of $750,000 for a complete release of all alleged liabilities, which proposed settlement is subject to approval by the Court. While the Company and the plaintiffs/intervenors have engaged in mediation conferences and settlement discussions, no settlement has been reached. Although the alleged damages would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time.

On December 31, 1997, National Western Life Insurance Company (National Western) filed a declaratory judgment action against National Annuity Programs, Inc. (NAP) and Robert L. Myer (Myer) for construction of a General Agent Manager Contract and amendments thereto between National Western and NAP, a declaration that the contract is enforceable, and for an award for damages. The contract was entered into in 1983 and amended in 1994, by which NAP was to market insurance and annuity products issued by National Western. The suit alleges that during the course of the contract NAP violated its terms and conditions, violated the insurance laws and regulations of the State of Texas, misrepresented the terms and conditions of National Western's insurance and annuity products, induced National Western's policyholders to relinquish or terminate its policies of insurance or annuities, and failed to use reasonable efforts to conserve its insurance and annuity products. National Western seeks (i) to withhold, deduct, and/or terminate the payment of agency commissions under the contract to NAP, which are based on future premiums received and policies maintained in force, and in 1997 totaled approximately $4,400,000; (ii) damages from breach of the contract; (iii) recovery of damages from Robert L. Myer for tortious interference with National Western's contractual relations with its policyholders; (iv) recovery of damages from Robert L. Myer for conspiracy to cause NAP to breach its contract with National Western and to induce its policyholders to terminate their policies with National Western; and (v) reasonable attorneys' fees, costs, and expenses. The parties have started discovery proceedings.

Although the alleged damages for the above-described suits would be material to the Company's consolidated financial statements, a reasonable estimate of actual losses which may result from any of these claims cannot be made at this time. Accordingly, no provision for any liability that may result from these
actions  has   been recognized  in  the  accompanying  financial  statements.
National Western Life Insurance Company is also currently a defendant in several other lawsuits, substantially all of which are in the normal course of business. In the opinion of management, the liability, if any, which may arise from these lawsuits would not have a material adverse effect on the Company's financial position.

The Westcap Corporation Bankruptcy Proceedings

On April 12, 1996, The Westcap Corporation and its wholly owned subsidiary, Westcap Enterprises, Inc., separately filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Houston Division. Westcap Enterprises, Inc. is the successor by merger to Westcap Securities Investment, Inc., Westcap Securities Management, Inc., and Westcap Securities, L.P., which prior to such merger were subsidiaries or affiliates of The
Westcap Corporation. The Creditors' Committee, the debtor Westcap, and National Western are currently engaged in discussions relating to the possible settlement of all claims by the creditors against Westcap and the claims of Westcap against National Western. The negotiations also include the possible settlement of claims by certain creditors of Westcap directly filed against the Company as the "controlling person" of Westcap. No prediction can be made at this time as to the outcome of such settlement discussions.

National Western, Westcap, and the Creditors' Committee agreed that National Western would make a $1,000,000 cash infusion to Westcap for operational expenses incurred during its bankruptcy and that such cash infusion would be credited against any future settlement or litigation recovery related to Westcap's alleged claims against National Western. Such funding was approved by the bankruptcy court on February 21, 1997, and the funds were transferred by National Western to Westcap on March 18, 1997. National Western's investment in Westcap was completely written off during 1995, and the
$1,000,000 contribution described above was reflected as a loss from discontinued operations in 1997. Any additional losses from discontinued operations will depend primarily on results of Westcap bankruptcy proceedings and settlement discussions.

On September 29, 1997, the United States Bankruptcy Court, Southern District of Texas, Houston, Texas, entered an order approving claims in the amount of $56,173,000 against The Westcap Corporation and its wholly owned subsidiary, Westcap Enterprises, Inc. The claims were filed by the Board of Trustees of Community College District No. 508, County of Cook, State of Illinois (The City Colleges). The Westcap Corporation and Westcap Enterprises, Inc. have appealed this order. While The Westcap Corporation is a wholly owned brokerage subsidiary of National Western Life Insurance Company, National Western is not a party to the order or the bankruptcy proceeding.

On February 20, 1998, The Westcap Corporation, the Creditors' Committee, and National Western reported to the bankruptcy court tentative agreements that could lead to the settlement of all claims of the creditors of Westcap and the claims of Westcap against National Western, with the exception of the claims of The City Colleges against National Western. The preliminary agreements are subject to documentation, notice and disclosure to and approval by the Westcap creditors, approval by Westcap and National Western and approval and confirmation by the bankruptcy court. If the plan is ultimately approved and confirmed, National Western's obligations could total approximately $15 million for complete releases from all Westcap claims against National Western and creditors' claims against Westcap and National Western, except for the pending claims asserted by The City Colleges against National Western in federal court litigation. However, it remains uncertain at this time whether the tentative agreements will be approved by all the parties, including the bankruptcy court. As a result, no amounts have been accrued in the Company's financial statements for potential settlements.


                   ITEM 4. SUBMISSION OF MATTERS TO A VOTE
                             OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.



                                   PART II

                ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                       AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The principal market on which the common stock of the Company is traded is The Nasdaq Stock Market under the symbol NWLIA. The high and low sales prices for the common stock for each quarter during the last two years are shown in the following table:


                                              High               Low


          1997:  First Quarter          $      91-1/4            79
                 Second Quarter                91-1/2            81-1/2
                 Third Quarter                 103               85-3/4
                 Fourth Quarter                107-1/2           93-3/4

          1996:  First Quarter          $      64-1/2            55-1/2
                 Second Quarter                69-1/2            61-1/2
                 Third Quarter                 84                66-1/4
                 Fourth Quarter                89-1/4            72-1/4


(b) Equity Security Holders

The number of stockholders of record on December 31, 1997, was as follows:




            Class A Common Stock                      6,273
            Class B Common Stock                          2



(c) Dividends

The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors and will depend on factors such as earnings, capital requirements, and the operating and financial condition of the Company. Presently, the Company's capital requirements are such that it intends to follow a policy of retaining any earnings in order to finance the development of business and to meet regulatory requirements for capital. A strong capital position is important not only for the protection of existing policyholders, but also in the successful marketing of Company products to new customers.



                       ITEM 6. SELECTED FINANCIAL DATA

The following five-year financial summary includes comparative amounts taken from the audited financial statements.



                                      Years Ended December 31,
                         1997        1996       1995        1994        1993
                              (In thousands except per share amounts)


Revenues:
   Life and
   annuity premiums   $   15,812      16,611     17,390      18,938     18,624
   Universal life
   and investment
   annuity contract
   revenues               80,250      75,966     69,783      64,711     67,778
   Net investment
   income                217,446     214,302    201,816     190,021    180,252
   Other income              354       2,718        661       1,462      1,847
   Realized gains
   (losses)
   on investments        (1,588)       1,612    (2,415)       1,626      3,206
Total revenues           312,274     311,209    287,235     276,758    271,707
Expenses:
   Policyholder
   benefits               35,285      33,313     37,336      32,790     34,646
   Amortization of
   deferred
   policy
   acquisition
   costs                  39,934      30,361     33,675      32,131     33,159
   Universal life
   and investment
   annuity contract
   interest              145,200     151,475    142,940     129,064    130,875
   Other insurance
   operating
   expenses               27,560      25,722     27,084      29,394     28,959
Total expenses           247,979     240,871    241,035     223,379    227,639
Federal
income taxes              21,723      24,123     10,566      16,207     14,696
Earnings before
cumulative
effect of change
in accounting
principle and
discontinued
operations                42,572      46,215     35,634      37,172     29,372
Cumulative effect
of change in
accounting for
income taxes                -           -          -           -         5,520
Earnings (losses)
from discontinued
operations               (1,000)        -      (16,350)     (2,936)     21,832
Net earnings          $   41,572      46,215     19,284      34,236     56,724

Diluted Earnings
Per Share: (A)
Earnings before
cumulative
effect of change
in accounting
principle and
discontinued
operations            $    12.09       13.17      10.20       10.66       8.44
Cumulative effect
of change in
accounting for
income taxes                -           -          -           -          1.58
Earnings (losses)
from discontinued
operations                (0.28)        -        (4.68)      (0.84)       6.27
Net earnings          $    11.81       13.17       5.52        9.82      16.29


Total assets          $3,225,563   3,120,829  2,958,459   2,915,054   2,941,051

Total liabilities     $2,824,700   2,767,969  2,646,472   2,639,920   2,698,333

Stockholders'
equity                $  400,863     352,860    311,987     275,134    242,718


Note to Table:

(A) - Amounts have been restated in accordance with the implementation of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."



                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

National Western Life Insurance Company is a life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-three states and the District of Columbia. It also accepts applications from and issues policies to residents of various Central and South American, Caribbean, and Pacific Rim countries. A distribution of the Company's direct premium revenues and deposits by domestic and international markets is provided below:


                                            Years Ended December 31,

                                         1997         1996          1995


United States domestic market:
     Investment annuities                   72.9  %      75.1   %     76.7  %
     Life insurance                          9.5          9.3          9.1

Total domestic market                       82.4         84.4         85.8

International market:
     Investment annuities                    0.5          0.1          0.1
     Life insurance                         17.1         15.5         14.1

Total international market                  17.6         15.6         14.2

Total direct premiums collected            100.0  %     100.0   %    100.0  %



Insurance Operations - Domestic Division

The Company's Domestic Division concentrates marketing efforts on federal employees, seniors, and specific employee groups in private industry, as well as individual sales. The products marketed are annuities, universal life insurance, and traditional life insurance, which includes both term and whole life products. The majority of products sold are the Company's annuities, which include single and flexible premium deferred annuities, single premium immediate annuities, and the newly introduced equity-indexed annuity. Most of these annuities can be sold as tax qualified or nonqualified products.

National Western markets and distributes its domestic products primarily through independent marketing organizations (IMOs). These IMOs assist the Company in recruiting, contracting, and managing agents. The Company currently has over 30 IMOs contracted for sales of life and annuity products. Current marketing plans are to increase the number of IMOs under contract by adding qualified, select organizations each year that are able to meet minimum production standards.

Insurance Operations - International Division

The Company's International Division focuses marketing efforts on foreign nationals in upper socioeconomic classes with substantial financial resources. Insurance sales are primarily in countries in Central and South America, the Caribbean, and increasingly the Pacific Rim. Marketing to numerous countries in these different regions provides diversification that helps to minimize large fluctuations in sales that can occur due to various economic, political, and competitive pressures that may occur from one country to another. Products sold in the international market are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available in this market. The Company minimizes exposure to foreign currency risks, as almost all foreign policies require payment of premiums and claims in United States dollars.

The International Division's sales production is from broker-agents, many of whom have been selling National Western products for 20 or more years.
Currently marketing plans include expanding sales networks in specifically targeted South American and Pacific Rim countries which have higher growth potential than other countries. These plans also include the introduction of two new equity-indexed investment products similar to the Domestic Division's new equity-indexed annuity. While National Western increases its sales efforts in the international arena, the Company remains committed to its conservative, yet competitive, underwriting practices which historically have resulted in claims experience similar to that in the United States.

Other

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

During 1997 the  Company formed two new  subsidiaries, NWL Services, Inc.  and
NWL Financial,  Inc.   The  new wholly  owned subsidiaries  were  incorporated
primarily for investment related activities.


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

Investments in debt and equity securities are classified and reported as either securities held to maturity or securities available for sale. The Company does not maintain a portfolio of trading securities. The reporting category chosen for the Company's securities investments depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. At December 31, 1997, approximately 25% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

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

The Company's overall conservative investment philosophy is reflected in the allocation of its investments which is detailed below as of December 31, 1997 and 1996. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and real estate.


                                         Percent of  Investments
                                          1997              1996


Debt securities                             87.3%            86.0%
Mortgage loans                               6.3              7.0
Policy loans                                 4.7              5.1
Equity securities                            0.5              0.6
Real estate                                  0.5              0.6
Other                                        0.7              0.7

Totals                                     100.0%           100.0%



Portfolio Analysis

The Company maintains a diversified debt securities portfolio which consists of various types of fixed income securities including primarily corporate, mortgage-backed securities, and public utilities. Investments in mortgage-backed securities include U.S. government agency and private issue pass-through securities and collateralized mortgage obligations (CMOs). As of December 31, 1997, 1996, and 1995, the Company's debt securities portfolio consisted of the following mix of securities based on amortized cost:


                                           Percent of Debt Securities
                                         1997         1996         1995


Corporate                                 51.1%        45.5%        40.3%
Mortgage-backed securities                27.9         33.5         39.5
Public utilities                          13.3         15.1         12.9
Asset-backed securities                    3.5          1.0          1.1
Foreign governments                        2.0          2.2          2.2
U.S. government                            1.1          1.6          1.8
States & political subdivisions            1.1          1.1          2.2

Totals                                   100.0%       100.0%       100.0%



The amortized cost and estimated fair values of investments in debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                              Amortized               Fair
                                                Cost                  Value
                                                     (In thousands)


Due in one year or less                 $         9,426                 9,286
Due after one year through five years           193,651               200,697
Due after five years through ten years        1,207,135             1,247,506
Due after ten years                             292,903               318,297
                                              1,703,115             1,775,786

Mortgage and asset-backed securities            779,691               812,540

Totals                                  $     2,482,806             2,588,326



An important aspect of the Company's investment philosophy is managing the cash flow stability of the portfolio. Because expected maturities of securities may differ from contractual maturities due to prepayments, extensions, and calls, the Company takes steps to manage and minimize these risks. The Company continues to reduce its exposure to prepayment and extension risks by lowering its holdings of mortgage-backed securities. This strategy began in 1994 when mortgage-backed securities totaled 47.6% of the entire portfolio, but now total only 27.9% at December 31, 1997. The majority of this reduction has been achieved by shifting investments into corporate securities, as corporate holdings have increased from 32.5% in 1994 to 51.1% in 1997. Also, most of these additions have been noncallable corporates which help reduce prepayment and call risks.

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

As of December 31, 1997, CMOs represent approximately 90% of the Company's mortgage-backed securities, and PAC I CMOs account for approximately 90% of this CMO portfolio. The CMOs in the Company's portfolio have been modeled and subjected to detailed, comprehensive analysis by the Company's investment staff. The overall structure of the CMO as well as the individual tranche being considered for purchase have been evaluated to ensure that the security fits appropriately within the Company's investment philosophy and asset/liability management parameters. The Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension, and credit risks.

In addition to managing prepayment, extension, and call risks, the Company closely manages the credit quality of its investments in debt securities.
Thorough credit analysis is performed on potential corporate investments including examination of a Company's credit and industry outlook, financial ratios and trends, and event risks. The Company continues to follow its conservative investment philosophy by minimizing its holdings of below investment grade debt securities, as these securities generally have greater default risk than higher rated corporate debt. These issuers usually are more sensitive to adverse industry or economic conditions than are investment grade issuers. The Company's small holdings of below investment grade debt securities are summarized below. The increase in below investment grade debt securities from 1995 is primarily due to investment grade issuers that were downgraded to below investment grade status.


                                                 Below Investment
                                              Grade Debt Securities
                                                                      % of
                                     Carrying        Market         Invested
                                      Value           Value          Assets
                                                  (In thousands)


December 31, 1997                $      41,149         41,969            1.4%

December 31, 1996                $      38,696         38,784            1.4%

December 31, 1995                $      14,244         14,567            0.5%


The Company's strong credit risk management and commitment to quality has resulted in minimal defaults in the debt securities portfolio in recent years. In fact, at December 31, 1997, no securities were in default and on nonaccrual status, and at December 31, 1996, securities totaling only $2,945,000 were in such status.

The Company's commitment to high quality investments in debt securities is also reflected in the portfolio's high average credit rating. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's Corporation (S&P), a nationally recognized statistical rating organization (NRSRO). If securities were not rated by S&P, the equivalent rating of another NRSRO or the National Association of Insurance Commissioners was used.


                                                    December 31,
                                              1997              1996


AAA and U.S. government                        33.3%              36.8%
AA                                              6.5                4.6
A                                              33.1               32.5
BBB                                            25.4               24.3
BB and other below investment grade             1.7                1.7
Not rated                                        -                 0.1

                                              100.0%             100.0%




At December 31, 1997, gross unrealized gains in the Company's debt and equity securities portfolios were as follows:


                                                                     Gross
                                      Fair         Amortized      Unrealized
                                      Value          Cost            Gains
                                                 (In thousands)


Securities held to maturity:
    Debt securities              $  1,949,876      1,874,643           75,233
Securities available
for sale:
    Debt securities                   638,450        608,163           30,287
    Equity securities                  13,286         10,111            3,175

Totals                           $  2,601,612      2,492,917          108,695



As detailed above, debt securities classified as held to maturity comprise the majority of the Company's securities portfolio, while equity securities continue to be a small component of the portfolio. Gross unrealized gains totaling $108,695,000 on the securities portfolio at December 31, 1997, is a reflection of market interest rates at year-end. The fair values, or market values, of fixed income debt securities correlate to external market interest rate conditions. Because the interest rates are fixed on almost all of the Company's debt securities, market values typically increase when market interest rates decline, and decrease when market interest rates rise. This correlation between market values and interest rates is reflected in the tables below.



                                                 December 31,
                                       1997          1996          1995
                                                (In thousands)


Fair value                       $  2,588,326      2,406,855    2,301,403
Amortized cost                   $  2,482,806      2,365,111    2,179,939
Fair value as a percentage
of amortized cost                       104.3%         101.8%       105.6%
Ten-year Treasury Bond -
change in
yield for the year                      (0.7)%           0.9%       (2.0)%




                                     Gross Unrealized Gains        Increase in
                                        At             At           Unrealized
                                  December 31,     December 31,        Gains
                                      1997           1996          During 1997
                                                 (In thousands)


Securities held to maturity:
    Debt securities              $    75,233          23,286           51,947
Securities available
for sale:
    Debt securities                   30,287          18,458           11,829
    Equity securities                  3,175           2,277              898

Totals                           $   108,695          44,021           64,674



As reflected above, changes in interest rates of 100 basis points or even less can have a significant impact on the market values of the Company's debt securities. The Company would expect similar results in the future from any significant upward or downward movement in market rates. However, because the majority of the Company's debt securities are classified as held to maturity, the changes in market values have had relatively small effects on the Company's financial statements. Also, the Company has the intent and ability to hold these securities to maturity, and it is unlikely that sales of such securities would be required which would realize the market gains or losses.


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

The Company's direct investments in real estate are not a significant portion of its total investment portfolio, and the majority of real estate owned was acquired through mortgage loan foreclosures. However, the Company also participates in several real estate joint ventures and limited partnerships. The joint ventures and partnerships invest primarily in income-producing retail properties. While not a significant portion of the Company's investment portfolio, these investments have produced favorable returns to date and increased investment income significantly in 1996 as several of these interests in real estate joint ventures were sold. The sales resulted in additional investment income totaling approximately $2,300,000 in 1996. No real estate joint ventures were sold in 1997.

Portfolio Analysis

The Company held net investments in mortgage loans totaling $181,878,000 and $193,311,000, or 6.3% and 7.0% of total invested assets, at December 31, 1997 and 1996. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

The diversification of the mortgage loan portfolio by geographic region of the United States and by property type as of December 31, 1997 and 1996, was as follows:


                                                      December 31,
                                               1997                 1996


West South Central                               54.9%              51.4%
South Atlantic                                   11.4                8.7
Mountain                                         11.3               15.0
Pacific                                           8.0               11.2
East South Central                                5.2                4.0
East North Central                                3.9                3.8
All other                                         5.3                5.9

Totals                                          100.0%             100.0%



                                                       December 31,
                                               1997                 1996


Retail                                           62.2%              64.4%
Office                                           16.6               18.9
Hotel/Motel                                       7.9                7.8
Apartment                                         4.1                3.9
Land/Lots                                         3.3                0.4
Nursing Homes                                     3.2                3.2
All other                                         2.7                1.4

Totals                                          100.0%             100.0%


As of December 31, 1997, the allowance for possible losses on mortgage loans was $4,640,000. Additions to the allowance totaling $1,133,000 and $500,000 were recognized as realized losses on investments in the Company's 1997 and 1996 financial statements, respectively. Management believes that the allowance for possible losses is adequate. However, while management uses available information to recognize losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the West South Central region which includes Texas, Louisiana, Oklahoma, and Arkansas, as this area contains the highest concentrations of the Company's mortgage loans.

The Company  currently places  all loans  past  due three  months or  more  on
nonaccrual  status, thus  recognizing no  interest income  on the  loans.   At
December 31, 1997, the Company had no mortage loan principal balances on nonaccrual status, while at December 31, 1996, the Company had only $36,000 of mortgage loan principal balances on nonaccrual status. In addition to the nonaccrual loans, the Company had mortgage loan principal balances with restructured terms totaling approximately $12,463,000 and $12,719,000 at December 31, 1997 and 1996, respectively. For the years ended December 31, 1997 and 1996, the reductions in interest income due to nonaccrual and restructured mortgage loans were not significant.

The contractual maturities of mortgage loans at December 31, 1997, are as follows:


                                                    Principal
                                                       Due
                                                 (In thousands)


Due in one year or less                          $         17,198
Due after one year through five years                      82,592
Due after five years through ten years                     82,573
Due after ten years through fifteen years                   5,664
Due after fifteen years                                       244

Total                                            $        188,271


The Company owns real estate that was acquired through foreclosure and through direct investment totaling approximately $15,027,000 and $15,209,000 at December 31, 1997 and 1996, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized operating income on these properties of approximately $716,000 and $638,000 for the years ended December 31, 1997 and 1996, respectively. The Company does not anticipate significant changes in these operating results in the near future.

The Company monitors the conditions and market values of these properties on a regular basis. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed. Realized losses recognized due to declines in values of properties totaled $46,000 and $526,000 for the years ended December 31, 1997 and 1996, respectively.


RESULTS OF OPERATIONS

Summary of Consolidated Operations

A summary of operating results, net of taxes, for the years ended December 31, 1997, 1996, and 1995 is provided below:


                                               Years Ended December 31,
                                           1997         1996           1995
                                         (In thousands except per share data)


Revenues:
Insurance revenues
excluding realized
gains (losses)
on investments                      $    313,862      309,597         289,650
Realized gains
(losses) on investments                  (1,588)        1,612         (2,415)

Total revenues                      $    312,274      311,209         287,235

Earnings:
Earnings from
insurance operations                $     43,604       45,167          37,203
Losses from discontinued
brokerage operations                     (1,000)         -           (16,350)
Net realized gains
(losses) on investments                  (1,032)        1,048         (1,569)

Net earnings                        $     41,572       46,215          19,284

Basic Earnings Per Share:
Earnings from
insurance operations                $      12.49        12.94           10.67
Losses from discontinued
brokerage operations                      (0.29)         -             (4.69)
Net realized gains
(losses) on investments                   (0.29)         0.30          (0.45)

Net earnings                        $      11.91        13.24            5.53

Diluted Earnings Per Share:
Earnings from
insurance operations                $      12.38        12.87           10.65
Losses from discontinued
brokerage operations                      (0.28)         -             (4.68)
Net realized gains
(losses) on investments                   (0.29)         0.30          (0.45)

Net earnings                        $      11.81        13.17            5.52


Significant changes and fluctuations in income and expense items between years are described in detail for insurance and brokerage operations as follows:

Insurance Operations

Insurance Operations Net Earnings: For the year ended December 31, 1997, the Company recognized earnings from insurance operations totaling $43,604,000, a decrease of 3.5% from 1996 earnings. The lower earnings in 1997 were primarily due to higher life insurance benefit claims and amortization of deferred policy acquisition costs. Deferred policy acquisitions costs, which are primarily capitalized agents' commissions, are amortized in direct relation to anticipated future gross profits on applicable life and annuity business. Increases in anticipated future gross profits resulted in retrospective adjustments to deferred policy acquisition costs, which lowered the amortization in 1996 relative to 1997 amounts. Also, other income in 1997 declined $1.5 million, net of taxes, as 1996 included nonrecurring income primarily due to litigation related recoveries.

The Company recognized record earnings from insurance operations in 1996 totaling $45,167,000, an increase of 21.4% over 1995 earnings. Increases in universal life and annuity revenues of 8.9% and net investment income of 6.2%, coupled with lower expenses, resulted in the record earnings. Lower expenses were primarily from decreases in life insurance benefit claims, amortization of deferred policy acquisition costs, and state guaranty fund assessments.

Earnings for 1995 include a $5.7 million tax benefit resulting from the Company's subsidiary brokerage losses. The tax benefits were recognized in accordance with the Company's tax allocation agreement with its subsidiaries. Excluding the tax benefits, earnings from insurance operations for 1996 were actually up $13.7 million from 1995 due to the increases in revenues and lower expenses as previously described.

Life and Annuity Premiums: This revenue category represents the premiums on traditional type products. However, sales in most of the Company's markets continue to consist of nontraditional types such as universal life and investment annuities. The Company's current plans are to continue to focus the majority of its product development and marketing efforts on universal life and investment annuities. As a result, as in past years no significant growth is anticipated for these premiums in the near future.

Universal Life and Investment Annuity Contract Revenues: These revenues are from the Company's nontraditional products, which are universal life and investment annuities. Revenues from these types of products consist primarily of policy charges for the cost of insurance, policy administration fees, and surrender charges assessed during the period. These revenues increased from $69.8 million in 1995 to $80.3 million in 1997. More specifically, cost of insurance, policy administration fees, and other related revenues have steadily increased each year due to continued sales of nontraditional products which continue to increase the Company's policies in force.

Although policy surrenders increased again in 1997 from 1996 and 1995 levels, surrender charge revenues actually declined in 1997 primarily due to changes in the types of surrenders. Life insurance surrenders increased only slightly in 1997 over 1996 amounts, while single-tier annuities increased significantly compared to declines in surrenders of two-tier annuities. As a result, because single-tier annuities typically have lower surrender charges than two-tier annuities, surrender charge revenues declined in 1997. The increase in these revenues in 1996 from 1995 was due to higher surrenders coupled with a higher ratio of two-tier annuity surrenders in 1996.

Policy fees and other revenues consist primarily of policy administration fee charges on universal life products and recognition of deferred revenues relating to immediate annuities. The significant increase in these revenues in 1997 is primarily due to increases in deferred revenues on immediate annuities. As the Company's deferred annuities in force continue to increase, so do the immediate annuities as policyholders annuitize their policies. Annuitizations result in transfers of policies from deferred to immediate or pay-out status. The deferred revenues related to the immediate annuities are amortized into income during the payout period. A comparative detail of the components of universal life and investment annuity contract revenues is provided below:


                                              Years Ended December 31,
                                          1997           1996          1995
                                                   (In thousands)


Surrender charges:
   Two-tier annuities            $        19,941         22,679        20,302
   Universal life insurance                8,829          8,820         8,253
   Single-tier annuities                   5,178          3,442         2,110

Total surrender charges                   33,948         34,941        30,665

Cost of insurance revenues                34,777         32,266        30,378
Policy fees and other revenues            11,525          8,759         8,740

Totals                            $       80,250         75,966        69,783


Actual universal life and investment annuity deposits collected for the years ended December 31, 1997, 1996, and 1995 are detailed below. Deposits collected on these non-traditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                               Years Ended December 31,
                                          1997          1996           1995
                                                    (In thousands)


Investment annuities:
    First year and
    single premiums              $      218,203       243,686         272,219
    Renewal premiums                     22,784        29,516          37,752
Universal life insurance:
    First year and
    single premiums                      17,341        18,611          19,850
    Renewal premiums                     48,521        48,827          48,614

Totals                            $     306,849       340,640         378,435


Annuities sold include flexible premium deferred annuities, single premium deferred annuities, and single premium immediate annuities. These products can be tax qualified or nonqualified annuities. In recent years the majority of annuities sold have been nonqualified single premium deferred annuities. The Company also continues to collect additional premiums on existing two-tier annuities, as a large portion of the two-tier block of business were flexible premium annuities on which renewal premiums continue to be collected.

Subsequent to discontinuing two-tier annuity sales in 1992, the Company developed new annuity products and diversified its distribution system by contracting new marketing organizations with extensive experience, financial resources, and success in marketing life and annuity products. The new products and new marketing organizations resulted in significant increases in annuity production in 1994 and 1995. However, annuity production slowed in 1996 and has continued to decrease in 1997, but sales still continue to be higher under this more diversified distribution system.

In efforts to increase annuity production again, the Company has further diversified its annuity products offered to customers by introducing an equity-indexed annuity in late 1997. This product is a flexible premium deferred annuity which combines the features associated with traditional fixed annuities, with the option to have interest rates that are linked in part to an equity index, the S&P 500 Composite Stock Price Index. This new annuity is a long-term contract designed as a planning vehicle for retirement security. The Company anticipates that this product will be attractive to customers, as it has guaranteed minimum interest rates, coupled with the potential for significantly higher returns based on an equity index component. Also, because the Company does not offer variable products or mutual funds, this new product provides a key equity-based alternative to the Company's existing fixed annuity products.

The Company has implemented an investment hedging program to offset the potential higher returns required to be paid on these products. Specifically, the Company purchases index options from highly rated banks and brokerage firms. These index options act as hedges to match closely the returns based on the S&P 500 Composite Stock Price Index which may be paid to policyholders. As the equity-indexed annuity was just recently introduced, sales of this product totaled only $6 million in 1997.

The majority of the Company's life insurance production is from the international market, primarily Central and South American countries. The Company continues to see economic and competitive pressures in the Central and South American market, which has resulted in relatively flat insurance production over the past few years. However, the Company has been accepting policies from foreign nationals for over thirty years and has developed strong relationships with carefully selected brokers in the foreign countries. This experience and strong broker relations have enabled the Company to meet these pressures with continued strong production and successful marketing efforts.

While international life insurance production remains consistent, the Company's goal is to increase sales in this market. To accomplish this goal, the Company has continued to modify its market, distribution, and product strategies. The Company's plans for international products include the development of two new equity-indexed investment products similar to the equity-indexed annuity developed for the domestic market. The new products will be targeted primarily to specific South American countries for pension and retirement planning needs. The Company also plans to modify the current portfolio of international universal life products to better meet the needs in expanded market niches. For example, new life insurance products will be developed for large policy cases and with low minimum premiums specifically for business cases.

The international marketing and distribution strategy will include efforts to expand broker relationships and sales networks in countries that have higher growth potential than others. This will also include increased marketing efforts in the Pacific Rim. Marketing plans also include increased broker training on the Company's new and existing products.

Net Investment Income: A detail of net investment income is provided below:


                                              Years Ended December 31,
                                        1997           1996           1995
                                                   (In thousands)


Investment income:
    Debt securities              $     184,870       176,825          165,879
    Mortgage loans                      18,659        19,851           19,644
    Policy loans                         9,764        10,645           11,018
    Other investment income              6,760        10,082            7,764

Total investment income                220,053       217,403          204,305
Investment expenses                      2,607         3,101            2,489

Net investment income            $     217,446       214,302          201,816



Net investment income during 1997 increased only 1.5% from 1996, while invested assets increased 3.8%. The lower investment income growth is attributable to several factors. Market interest rates have continued to decline, which has affected yields on purchases of new debt securities. Mortgage loans continue to decline as a percentage of the investment portfolio and in actual amounts from previous years. Mortgage loans have typically had significantly higher yields than investments in debt securities. Additionally, investment income in 1996 included significantly higher returns from real estate joint ventures than in 1997.

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

An analysis of net investment income also requires a review of market interest rates. Market interest rates declined significantly during 1995 from 1994 levels. Interest rates were somewhat volatile during 1996, but overall were at levels comparable to 1995. However, interest rates declined again in 1997 from 1996 rates. Detailed below is the Company's investment performance for 1997, 1996, and 1995, and the changes in the Company's yield reflect the changes in market interest rates. However, changes in market rates affect the Company's portfolio yield slowly because of the relative small volume of new investment purchases during a year in comparison to the size of the overall investment portfolio. Yields in 1997 were also affected by the change in the mix of the investment portfolio and by lower returns from real estate joint ventures as previously described above.


                                            Years Ended December 31,
                                       1997           1996           1995
                                                 (In thousands)


Net investment income             $     217,446       214,302         201,816
Average invested assets,
at amortized cost                 $   2,799,149     2,652,232       2,460,571
Yield on average
invested assets                            7.77%         8.08%           8.20%


Other Income: Other income for 1996 includes proceeds received from a lawsuit settlement totaling $850,000. The lawsuit related to the Company's previous investment in a mortgage loan. Also included in 1996 is other income totaling $1.3 million relating to litigation involving an independent marketing organization. The litigation is more fully described in Item 3, Legal Proceedings.

Realized Gains and Losses on Investments: The Company realized losses of $1.6 million in 1997 compared to realized gains of $1.6 million in 1996 and losses of $2.4 million in 1995. The losses in 1997 were primarily from net losses on debt securities totaling $1.2 million and writedowns on real estate and mortgage loans totaling $1.2 million, primarily related to a single foreclosure. The gains in 1996 were primarily from sales of investments in debt securities and real estate. The losses in 1995 were also primarily from sales of investments in debt securities, the majority of which were from the Company's remaining investments in principal exchange rate linked securities. The Company made the decision to realize these losses to obtain tax benefits related to the losses which were scheduled to expire on December 31, 1995. The gains and losses in 1997, 1996, and 1995 are net of writedowns on real estate and mortgage loans totaling $1,179,000, $1,026,000, and $882,000, respectively.

Life and Other Policy Benefits: Expenses in 1997 and 1995 were significantly higher at $37.4 million and $39.8 million, respectively, than expenses in 1996 which totaled only $35.4 million. The significant fluctuation in expenses is due to higher life insurance benefit claims in 1997 and 1995, along with higher policy surrenders on traditional insurance products in 1995. Mortality claims experience fluctuates from period to period, and such deviations are not uncommon in the life insurance industry. Over extended periods of time, higher claims experience tends to be offset by periods of lower claims experience. Also, as the Company's insurance in force continues to grow, increases in life insurance claims are to be expected. However, the Company utilizes reinsurance to help minimize its exposure to adverse mortality experience. The Company's general policy is to reinsure amounts in excess of $200,000 on the life of any one individual. A comparative detail of life and other policy benefits is provided below:


                                                 Years Ended December 31,
                                             1997         1996         1995
                                                      (In thousands)


Life insurance benefit claims          $    24,199      21,491         24,565
Surrenders of traditional products          11,316      11,925         12,630
Other policy benefits                        1,846       1,938          2,628

Totals                                 $    37,361      35,354         39,823


Amortization of Deferred Policy Acquisition Costs: This expense item represents the amortization of the costs of acquiring or producing new business, which consists primarily of agents' commissions. The majority of such costs are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted by the level of policy surrenders. Amortization for 1997, 1996, and 1995 was $39.9 million, $30.4 million, and $33.7 million, respectively. Increases in anticipated future gross profits resulted in retrospective adjustments to deferred policy acquisition costs which lowered the amortization in 1996 relative to 1997 and 1995 amounts. Additionally, an increase in policy surrenders of 24% since 1995 contributed to the higher amortization in 1997.

Universal Life and Investment Annuity Contract Interest: The Company closely monitors its credited interest rates, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. Rates are established or adjusted after careful consideration and evaluation of these factors against established objectives. Average credited rates, calculated based on policy reserves for the Company's universal life and investment annuity business, have declined since 1995, which is consistent with declines in market interest rates. As market interest rates fluctuate, the Company's credited interest rates are often adjusted accordingly, while also taking into consideration other factors as described above. Average credited rates for 1997, 1996, and 1995 were 5.68%, 6.15%, and 6.19%, respectively. The declines in average credited rates over the past three years is also consistent with the Company's lower yields on average invested assets. The difference between yields earned over credited rates, often referred to as the interest spread, has remained relatively consistent at approximately 2% in 1997, 1996, and 1995.

Other Insurance Operating Expenses: These expenses totaled $27.6 million, $25.7 million, and $27.1 million for 1997, 1996, and 1995, respectively. The increase in expenses in 1997 is attributable to several items. Salaries expense increased during 1997 primarily due to cost of living type increases and additions of domestic marketing personnel. Legal fees were higher due to litigation related expenses, and the Company increased allowances for uncollectible agents' balances.

The significant decline in expenses in 1996 is primarily due to reduced expenses for state guaranty association assessments. The Company is subject to state guaranty association assessments in all states in which it is licensed to do business. These associations generally guarantee certain levels of benefits payable to resident policyholders of insolvent insurance companies. Most states allow premium tax credits for all or a portion of such assessments, thereby allowing potential recovery of these payments over a period of years. However, several states do not allow such credits. The National Organization of Life and Health Insurance Guaranty Associations annually publishes assessment data on nationwide life and health insurance company insolvencies. Based on this information, the Company revises its estimates for assessment liabilities relating to such insolvencies. The Company will continue to monitor and revise its estimates for assessments as additional information becomes available. Other insurance operating expenses related to state guaranty association assessments totaled $952,000, $1,146,000, and $2,371,000 for the years ended December 31, 1997, 1996, and
1995, respectively.

Discontinued Brokerage Operations

As previously reported, National Western Life Insurance Company's brokerage subsidiary, The Westcap Corporation, is currently in reorganization under Chapter 11 bankruptcy. Declines in both sales revenues and earnings were principal reasons for ceasing brokerage operations in 1995. Increasing market interest rates and resulting adverse bond market conditions during 1994 and 1995 compared to previous years had a negative impact on the entire bond brokerage industry. These conditions, coupled with adverse publicity about litigation related to sales of collateralized mortgage obligation (CMO)
products,  led  to  the  declines  in  sales  and  earnings.    The  publicity
surrounding these claims made it extremely difficult to keep Westcap's customer base and sales force in place. Additionally, because much publicity characterized CMOs as derivatives, adverse publicity about derivatives impacted the market for CMOs and decreased Westcap's prospects for future sales.

On April 12, 1996, The Westcap Corporation and its wholly owned subsidiary, Westcap Enterprises, Inc., separately filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Houston Division. As a result of the discontinued operations and subsequent bankruptcy filing, Westcap's assets are being carried at their estimated fair value, and its liabilities include estimated costs related to ceasing operations. In accordance with generally accepted accounting principles, the assets and liabilities of Westcap have been reclassified in the accompanying consolidated balance sheets to separately identify them as assets and liabilities of the discontinued operations.

As a result of brokerage losses and the resulting bankruptcy, National Western's investment in Westcap was completely written off during 1995. However, a $1,000,000 cash infusion was made to Westcap on March 18, 1997, for operational expenses incurred during its bankruptcy. This contribution was reflected as a loss from discontinued operations in the first quarter of 1997. Losses from the discontinued brokerage operations have been reflected separately from continuing operations of the Company in the accompanying consolidated financial statements. Any additional losses from discontinued operations will depend primarily on results of Westcap bankruptcy proceedings and settlement discussions. A summary of net earnings and losses from brokerage operations since 1993 is provided below.


                                          Amounts in           Per Diluted
                                          Thousands               Share


Years ended December 31:
     1997                        $            (1,000)      $       (0.28)
     1996                                        -                   -
     1995                                    (16,350)              (4.68)
     1994                                     (2,936)              (0.84)
     1993                                      21,832                6.27


On September 29, 1997, the United States Bankruptcy Court, Southern District of Texas, Houston, Texas, entered an order approving claims in the amount of $56,173,000 against The Westcap Corporation and its wholly owned subsidiary, Westcap Enterprises, Inc. The claims were filed by the Board of Trustees of Community College District No. 508, County of Cook, State of Illinois (The City Colleges). The Westcap Corporation and Westcap Enterprises, Inc. have appealed this order. While The Westcap Corporation is a wholly owned brokerage subsidiary of National Western Life Insurance Company, National Western is not a party to the order or the bankruptcy proceeding.

On February 20, 1998, The Westcap Corporation, the Creditors' Committee, and National Western reported to the bankruptcy court tentative agreements that could lead to the settlement of all claims of the creditors of Westcap and the claims of Westcap against National Western, with the exception of the claims of The City Colleges against National Western. The preliminary agreements are subject to documentation, notice and disclosure to and approval by the Westcap creditors, approval by Westcap and National Western, and approval and confirmation by the bankruptcy court. If the plan is ultimately approved and confirmed, National Western's obligations could total approximately $15 million for complete releases from all Westcap claims against National Western and creditors' claims against Westcap and National Western, except for the pending claims asserted by The City Colleges against National Western in federal court litigation. However, it remains uncertain at this time whether the tentative agreements will be approved by all the parties, including the bankruptcy court. As a result, no amounts have been accrued in the Company's financial statements for potential settlements.

Consolidated Federal Income Taxes

Federal Income Taxes: Federal income taxes for 1997 and 1996 reflect effective tax rates of 33.8% and 34.3%, respectively, which are consistent with the expected federal rate of 35%. However, Federal income taxes for 1995 on earnings from continuing operations reflect an effective tax rate of only 23%. The 1995 taxes are lower than the expected statutory rate of 35% due to a $5.7 million tax benefit resulting from the Company's subsidiary brokerage losses. Correspondingly, losses on discontinued operations for 1995 totaling $16,350,000 do not include any tax benefits relating to the brokerage subsidiary. This tax reporting treatment is in accordance with the Company's tax allocation agreement with its subsidiaries. However, on a consolidated basis, the Federal income taxes reflect the expected effective tax rate of 35% for 1995.


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

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $144 million, $145 million, and $99 million in 1997, 1996, and 1995, respectively. Lower earnings from brokerage operations was the primary reason for the lower cash flows in 1995. Net cash flows from the Company's deposit product operations, which includes universal life and investment annuity products, totaled $16 million and $99 million in 1996 and 1995, respectively. However, these operations incurred net cash outflows in 1997 totaling $51
million.   The  higher  cash  flows  in 1995  were due  to  increased  annuity production. The reduction in cash flows in 1997 and 1996 was due to lower annuity production and higher policy surrenders than in 1995.

The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $144 million, $117 million, and $69 million in 1997, 1996, and 1995, respectively. The Company again expects significant cash flows from these sources in 1998 at levels similar to the past two years.

Capital Resources

The Company relies on stockholders' equity for its capital resources, as there has been no long-term debt outstanding in 1997 or recent years. The Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 1998.

Stockholders' equity totaled $401 million at December 31, 1997, reflecting an increase of $48 million from 1996. The increase in capital is primarily from net earnings of $42 million. Net unrealized gains on investment securities totaling $3.9 million and a foreign currency translation adjustment of $2.5 million also contributed to the rise in stockholder's equity. Book value per share at December 31, 1997, was $114.80, reflecting a 13.6% increase for the year.


CHANGES IN ACCOUNTING PRINCIPLES

Comprehensive Income

In  June,  1997,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

Prior to issuance of SFAS No. 130, some changes in equity were displayed in the income statement, which reports the results of operations, while other changes were included directly in balances within a separate component of equity in the statement of financial position. SFAS No. 130 will affect the Company's reporting presentation of certain items such as foreign currency translation adjustments and unrealized gains and losses on investment securities. These items will now be a component of other comprehensive income. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will implement this statement in the first quarter of 1998.

Segment Reporting

In June, 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments, such as segment profit or loss, certain specific revenue and expense items, and segment assets. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Although the Company currently reports certain information about its operating segments, products, geographical distribution of business, and major customers, this new standard will require expanded disclosures related to these items. The Company anticipates that the expanded disclosures will include additional information about its life insurance and annuity products as well as its domestic and international operations. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will implement this statement in its December 31, 1998, financial statements.

Insurance Related Assessments

In December, 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-3, which provides guidance on accounting by insurance and other enterprises for assessments related to insurance activities. The SOP provides: (1) guidance for determining when an entity should recognize a liability for guaranty fund and other insurance related assessments, (2) guidance on how to measure the liability, including discounting of the liability if the amount and timing of the cash payments are fixed or reliably determinable, (3) guidance on when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges, and
(4) requirements for disclosure of certain information. The Company anticipates that this SOP will not have a significant effect on its reporting of liabilities for guaranty fund assessments, as the Company is currently applying accounting procedures similar to those in the new statement. SOP 97-3 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company currently expects to implement the SOP in the first quarter of 1999.

Pensions and Other Postretirement Benefits

In February, 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain less useful disclosures. The new statement also suggests combined formats for presentation of pension and other postretirement benefit disclosures.

The new statement will require changes and enhancements to certain pension related disclosures of the Company, primarily related to changes in plan assets. Other aspects of the statement will have no effect as the Company provides no significant other postretirement benefits to retirees. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company will implement this statement in its December 31, 1998, financial statements.


REGULATORY AND OTHER ISSUES

Actuarial Guideline 33

In December, 1995, the National Association of Insurance Commissioners (NAIC) adopted for statutory accounting practices Actuarial Guideline 33, previously referred to as Actuarial Guideline GGG. This reserve guideline helps define the minimum reserves for policies with multiple benefit streams, such as two-tier annuities. The Company had been reserving for its two-tier annuities according to an agreement reached in 1993 with its state of domicile, Colorado. However, in 1995, the Company entered into discussions with the Colorado Division of Insurance (the Division) to implement Actuarial Guideline 33 and to phase it in over a three-year period as allowed by the guideline. In January, 1996, the Division approved the proposal for this three-year phase-in.

Subsequently, Actuarial Guideline 33 has undergone a review by the NAIC to clarify certain aspects of the guideline. This review resulted in a new interpretation of the guideline which becomes effective after year-end 1997. The Company has also received approval from the Division for a phase-in of this new interpretation. The effect of these two phase-in adjustments will not have a material effect on the Company's statutory capital and surplus position. Also, Actuarial Guideline 33 and the related phase-in adjustments do not affect the Company's policy reserves which are prepared under generally accepted accounting principles as reported in the accompanying consolidated financial statements.

Risk-Based Capital Requirements

The National Association of Insurance Commissioners (NAIC) established risk-based capital (RBC) requirements to help state regulators monitor the financial strength and stability of life insurers by identifying those companies that may be inadequately capitalized. Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold. The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments. The RBC formula takes into consideration four major areas of risk which are: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses mortality and morbidity risk; (iii) interest rate risk which involves asset/liability matching issues; and (iv) other business risks.

Due to statutory laws prohibiting public dissemination of certain RBC information, the Company has chosen not to publish its RBC ratios or levels. However, the Company's current statutory capital and surplus is significantly in excess of the threshold RBC requirements.

Year 2000 Issues

The Year 2000 issue refers to some computer systems' inability to recognize "00" in the date field as the year 2000. As a result, some computer systems may be unable to process date sensitive data accurately beyond the year 1999.

Because  of  the  potential financial  and  operational  problems  this  could present, the Company has conducted a review of its computer systems to identify systems that could be affected by the "Year 2000" issue. The Company is primarily utilizing its own resources to correct, reprogram, and test internally developed and maintained systems. Computer systems purchased from software developers are also being reviewed for "Year 2000" compliance. These systems are either already "Year 2000" compliant or the software developers are in the process of completing the required programing changes. Additionally, the Company is reviewing possible implications from its major service providers, which include investment trust, banking, and telephone services. The Company does not anticipate significant problems from these services related to "Year 2000" issues.

The Company has reviewed potential costs to modify its existing systems, and such costs are not expected to exceed $200,000. A significant amount of any such costs will not be incremental costs to the Company, as internal information technology resources are primarily being used and will continue to be utilized and reallocated as needed. Also, for externally developed systems under licensing contracts, costs are primarily borne by the software developer.


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


                                   PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) Identification of Directors

The following information as of January 31, 1998, is furnished with respect to each director. All terms expire in June of 1998.


                           Principal Occupation
                             During Last Five                First
Name of Director          Years and Directorships           Elected      Age


Robert L. Moody       Chairman of the Board                   1963       62
(1) (3) (4) (5)       and Chief Executive
                      Officer of the Company;
                      Investments, Galveston, Texas

Ross R. Moody         President and Chief Operating           1981       35
(1) (3)               Officer of the
                      Company, Austin, Texas

Arthur O. Dummer      President, The Donner Company           1980       64
(1) (2) (3)           Salt Lake City, Utah

Harry L. Edwards      Retired; Former President               1969       76
                      and Chief Operating Officer
                      of the Company, Austin, Texas

E. Douglas McLeod     Director of Development, Moody          1979       56
(4)                   Foundation, Galveston, Texas

Charles D. Milos, Jr. Senior Vice President of                1981       52
(1) (3)               the Company, Galveston, Texas

Frances A. Moody      Executive Director, Center              1990       28
(4)                   for Non-profit
                      Management, The Moody Foundation,
                      Dallas, Texas, 1997 - present;
                      Investments, Dallas, Texas, 1992 -
                      1997

Russell S. Moody     Investments, Austin, Texas                1988       36
(4)

Louis E. Pauls, Jr.  President, Louis Pauls & Company;         1971       62
(2)                  Investments, Galveston, Texas

E. J. Pederson       Executive Vice President,                 1992       50
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

(b) Identification of Executive Officers

The following is a list of the Company's executive officers, their ages, and their positions and offices as of January 31, 1998.


Name of Officer        Age          Position (Year elected to position)


Robert L. Moody         62   Chairman of the Board and Chief Executive
                             Officer (1963-1968, 1971-1980, 1981), Director

Ross R. Moody           35   President and Chief Operating
                             Officer (1992), Director

Robert L. Busby, III    60   Senior Vice President -
                             Chief Administrative Officer,
                             Chief Financial Officer and Treasurer (1992)

Charles P. Baley        59   Senior Vice President -
                             Information Services (1990)

Richard M. Edwards      45   Senior Vice President -
                             International Marketing (1990)

Paul D. Facey           46   Senior Vice President - Chief Actuary (1992)

Charles D. Milos, Jr.   52   Senior Vice President -
                             Investment Analyst (1990), Director

Arthur W. Pickering     56   Senior Vice President - Domestic Marketing (1994)

Patricia L. Scheuer     46   Senior Vice President -
                             Chief Investment Officer (1992)

Robert J. Antonowich    51   Vice President - Marketing (1995)

Robert B. Carlton       40   Vice President - Marketing (1997)

Carol Jackson           62   Vice President - Human Resources (1990)

Vincent L. Kasch        36   Vice President - Controller
                             and Assistant Treasurer (1992)

James A. Kincl          68   Vice President - Salary Savings (1986)

Doris Kruse             52   Vice President - Policy Benefits (1990)

Paul G. McGillivray     44   Vice President - Marketing (1998)

James R. Naiser         55   Vice President - Systems Development (1984)

James P. Payne          53   Vice President - Secretary (1994)

Al R. Steger            55   Vice President - Risk Selection (1992)

B. Ben Taylor           55   Vice President - Actuarial Services (1990)

Larry D. White          52   Vice President - Policyowner Services (1990)


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

Mr. Carlton  was  an  agent for  Equitable  Life  from 1981-1982  and  was  an independent general agent from 1982-1985. From 1985-1987, he was Life District Sales Manager for Meridian Insurance; from 1987-1991, he was Manager of Financial Services for the Al Phillips Insurance Agency of Nashville,
Tennessee; he was Regional Vice President of Shenandoah Life from 1991-1994; and he was Sales Vice President for United Presidential Life from 1994-1997.

Mr. McGillivray was employed as an attorney in 1979. He was a special agent for Northwestern Mutual Life from 1980-1982, and he was Vice President - Marketing of Allied Life Insurance Co. from 1982-1997.

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


                       ITEM 11. EXECUTIVE COMPENSATION

(b) Summary Compensation Table


                                                        Long Term
                                                       Compensation
                                                         No. of
                                                       Securities
                                Annual Compensation    Underlying    All Other
      Name and                   Salary      Bonus       Options  Compensation
 Principal Position      Year     (A)         (B)          (C)           (D)


1Robert L. Moody         1997   $ 1,077,350   $    -       10,000   $  194,684
 Chairman of the         1996     1,026,964        -       14,400      160,064
 Board and Chief         1995       967,696      91,616    25,000      111,533
 Executive Officer

2Ross R. Moody           1997       411,198        -          500       50,683
 President and           1996       400,334        -        5,500       32,366
 Chief Operating         1995       361,427      19,768     9,000       20,866
 Officer

3Arthur W. Pickering     1997       124,445     105,687     1,500       13,781
 Senior Vice             1996       119,137     117,888     2,000       15,516
 President -             1995       109,181      77,654     2,500       14,845
 Domestic Marketing

4Robert L. Busby, III    1997       178,518        -        1,000       10,654
 Senior Vice             1996       168,579        -        1,000       11,050
 President - Chief       1995       160,690       8,008     4,000        9,068
 Administrative
 Officer,Chief
 Financial Officer
 and Treasurer

5Richard M. Edwards      1997       150,019       9,625     1,500        9,568
 Senior Vice             1996       128,753        -        2,000        7,580
 President -             1995       110,455       5,600     2,500        6,266
 International
 Marketing


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

(2)    Other  Bonuses  -  Employment  and  performance  related  bonuses   are
occasionally granted.   Arthur  W. Pickering  received such  bonuses in  1997,
1996, and 1995, and Richard M. Edwards received such bonus in 1997.

(C) Represents stock options granted under the National Western Life Insurance Company 1995 Stock and Incentive Plan.

(D)  All other compensation includes primarily employer contributions made  to the Company's 401(k) Plan and Non-Qualified Deferred Compensation Plan on behalf of the employee. However, this item also includes taxable income for Robert L. Moody, related to his assignment of excess insurance on the Libbie Shearn Moody Trust of approximately $173,000, $138,000, and $92,000 in 1997, 1996, and 1995, respectively. This item also includes various expense allowances for Ross R. Moody in 1997 and 1996 of approximately $34,000 and $6,000, respectively.

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

All of the employees of the Company and its subsidiaries are eligible to participate in the Plan. In addition, directors of the Company, other than Compensation and Stock Option Committee members, are eligible for restricted stock awards, incentive awards, and performance awards. Nonemployee directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. On May 19, 1995, the Committee approved the issuance of 52,500 nonqualified stock options to selected officers of the Company. The Committee also granted 7,000 nonqualified, nondiscretionary stock options to nonemployee Company directors. Additional options totaling 33,000 and 21,900 were issued to selected officers on April 19, 1996 and May 1, 1997, respectively. The directors' stock options vest 20% annually following one full year of service to the Company from the date of grant. The officers' stock options vest 20% annually following three full years of service to the Company from the date of grant. The exercise prices of the stock options were set at the fair market values of the common stock on the dates of grant.

Stock options granted to the named executive officers during 1997 are as follows:


                           % of                           Potential Realizable
              Number      Total                              Value at Assumed
                of       Options                               Annual Rates
             Securities  Granted to                           of Stock Price
             Underlying  Employees                           Appreciation for
             Options     in Fiscal  Exercise  Expiration        Option Term
Name         Granted      Year       Price      Date       5%         10%


1 Robert L.
  Moody          10,000    45.7%   $ 85.125    5-1-07   $535,347   $ 1,356,673

2 Ross R.
  Moody             500     2.3      85.125    5-1-07     26,767        67,834

3 Arthur W.
  Pickering       1,500     6.8      85.125    5-1-07     80,302       203,501

4 Robert L.
  Busby, III      1,000     4.6      85.125    5-1-07     53,535       135,667

5 Richard M.
  Edwards         1,500     6.8      85.125    5-1-07     80,302       203,501


(d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table


                                          Number of
                                         Securities             Value of
                                         Underlying            Unexercised
                                         Unexercised          In-The-Money
                 Shares                   Options               Options
                 Acquired
                   On        Value   Exercis-  Unexercis-  Exercis- Unexercis-
  Name          Exercise    Realized  able       able        able      able


1 Robert L.
  Moody              -     $  -         -         49,400  $   -    $ 2,273,725

2 Ross R.
  Moody              -        -         -         15,000      -        779,313

3 Arthur W.
  Pickering          -        -         -          6,000      -        256,000

4 Robert L.
  Busby, III         -        -         -          6,000      -        306,375

5 Richard M.
  Edwards            -        -         -          6,000      -        256,000


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

Non-Qualified Defined Benefit Plan - This plan covers those officers who were in the position of senior vice president or above prior to 1991 and other employees who have been designated by the President of the Company as being in the class of persons who are eligible to participate in the plan. This plan also provides benefits based on the participants' years of service and compensation. However, no minimum funding standards are required.

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

The estimated annual benefits payable to the named executive officers upon retirement, at normal retirement age, for the Company's defined benefit plans are as follows:


                                          Estimated Annual Benefits
                                Qualified       Non-Qualified
                                 Defined           Defined
           Name                Benefit Plan     Benefit Plan         Totals


1  Robert L. Moody         $      125,335            355,797          481,132

2  Ross R. Moody                   87,868               -              87,868

3  Arthur W. Pickering             28,305               -              28,305

4  Robert L. Busby, III            47,907             25,862           73,769

5  Richard M. Edwards              66,444               -              66,444


(g) Compensation of Directors

All directors of the Company currently receive $15,000 a year and $500 for each board meeting attended. They are also reimbursed for actual travel expenses incurred in performing services as directors. An additional $500 is paid for each committee meeting attended. However, a director attending multiple meetings on the same day receives only one meeting fee. The amounts paid pursuant to these arrangements are included in the summary compensation table under Item 11(b). The directors and their dependents are also insured under the Company's group insurance program.

During 1995 the Company adopted the National Western Life Insurance Company 1995 Stock and Incentive Plan (the Plan), as more fully described in Item 11(c). Directors of the Company, other than Compensation and Stock Option Committee members, are eligible for restricted stock awards, incentive awards, and performance awards. Nonemployee directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. On May 19, 1995, the Committee approved the issuance of 7,000 nonqualified, nondiscretionary stock options to nonemployee Company directors, with each such director receiving 1,000 stock options. Directors who are also employees of the Company were granted stock options as disclosed in the table in Item 11(c).

Directors of the Company's subsidiary, NWL Investments, Inc., receive $250 annually. Nonemployee directors of the Company's subsidiary, NWL Services, Inc., receive $1,000 per board meeting attended. Directors' fees for the Company's subsidiary, The Westcap Corporation, have been suspended indefinitely.

(h) Employment Contracts and Termination of Employment and Change-in-Control Arrangements

None.

(i) Report on Repricing of Options/SARs

None.

(j) Compensation Committee Interlocks and Insider Participation

The  Company's   Board  of   Directors  determines   and  approves   executive
compensation.    No  compensation   committee  interlocks  exist  with   other
unaffiliated companies.

Mr. Robert Moody, Mr. Ross Moody, and Mr. Charles Milos serve as directors and also serve as officers and employees of National Western Life Insurance Company. Mr. Ross Moody and Mr. Charles Milos are directors of Company's wholly owned subsidiary, The Westcap Corporation. Mr. Ross Moody also serves as an officer and director and Mr. Charles Milos serves as an officer of the Company's other wholly owned subsidiaries, NWL 806 Main, Inc., NWL Investments, Inc., NWL Properties, Inc., NWL Financial, Inc., and NWL Services, Inc. Additionally, Mr. Robert Moody is an officer and Mr. Arthur Dummer is an officer and director of NWL Services, Inc.

The Donner Company, 100% owned by Mr. Dummer, who is a director of National Western Life Insurance Company and an officer and director of NWL Services, Inc., was paid $24,654 in 1997 pursuant to an agreement between The Donner Company and a reinsurance intermediary relating to a reinsurance contract between the Company and certain life insurance reinsurers.

(k) Board Compensation Committee Report on Executive Compensation

The  Company's Board  of  Directors performs  the  functions of  an  executive
compensation  committee.   The  Board  is   responsible  for  developing   and
administering the policies that determine executive compensation.

Executive compensation, including that of the chief executive officer, is comprised primarily of a base salary. The salary is adjusted annually based on a performance review of the individual as well as the performance of the Company as a whole. The president and chief executive officer make recommendations annually to the Board of Directors regarding such salary adjustments. The review encompasses the following factors: (1) contributions to the Company's short and long-term strategic goals, including financial goals such as Company revenues and earnings, (2) achievement of specific goals within the individual's realm of responsibility, (3) development of management and employees within the Company, and (4) performance of leadership within the industry. These policies are reviewed periodically by the Board of Directors to ensure the support of the Company's overall business strategy and to attract and retain key executives.

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


(1) Performance Graph

The following graph compares the change in the Company's cumulative total stockholder return on its common stock with the NASDAQ - U.S. Companies Index and the NASDAQ Insurance Stock Index. The graph assumes that the value of the investment in the Company's common stock and each index was $100 at December 31, 1992, and that all dividends were reinvested.

For the purpose of this electronic filing, the graph has been filed separately under the Securities and Exchange Commission filing Form SE dated March 27, 1998. The coordinates of the graph are as follows:


                                             December 31
                        1992      1993      1994      1995      1996      1997


National Western
Life                 $ 100     94.681    73.936    119.149   185.107   215.958

NASDAQ - US
Companies              100    114.796   112.214    158.699   195.196   239.527

NASDAQ - Insurance
Stock Index            100    106.956   100.679    143.014   163.034   239.181



                    ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

Set forth below is certain financial information concerning persons who are known by the Company to own beneficially more than 5% of any class of the Company's common stock on December 31, 1997:


    Title           Name and Address        Amount and Nature of    Percent
     of                    of               Beneficial Ownership       of
    Class           Beneficial Owners     Record and Beneficially    Class


Class A Common    Robert L. Moody                1,160,896           35.27
                  2302 PostOffice Street
                  Suite 702
                  Galveston, Texas

Class A Common    Westport Asset                   352,400           10.71
                  Management, Inc.
                  253 Riverside Avenue
                  Westport, Connecticut

Class A Common    Tweedy Browne Company            288,128            8.75
                  52 Vanderbilt Avenue
                  New York, New York

Class B Common    Robert L. Moody                  198,074           99.04
                  (same as above)


(b) Security Ownership of Management

The following table sets forth as of December 31, 1997, information concerning the beneficial ownership of the Company's common stock by all directors, named officers, and all directors and officers of the Company as a group:



                              Title           Amount and Nature of    Percent
      Directors                of             Beneficial Ownership       of
    and Officers              Class          Record and Beneficially   Class


Directors and
Named Officers:
Robert L. Moody          Class A Common              1,160,896         35.27
                         Class B Common                198,074         99.04

Ross R. Moody            Class A Common                    625           .02
                         Class B Common                    482           .24

Directors:
Arthur O. Dummer         Class A Common                     15            -
                         Class B Common                     -             -

Harry L. Edwards         Class A Common                     20            -
                         Class B Common                     -             -

E. Douglas McLeod        Class A Common                     10            -
                         Class B Common                     -             -

Charles D. Milos, Jr.    Class A Common                    528           .02
                         Class B Common                     -             -

Frances A. Moody         Class A Common                  2,475           .08
                         Class B Common                    482           .24

Russell S. Moody         Class A Common                  2,475           .08
                         Class B Common                    482           .24

Louis E. Pauls, Jr.      Class A Common                     10            -
                         Class B Common                     -             -

E. J. Pederson           Class A Common                    100            -
                         Class B Common                     -             -

Named Officers:
Robert L. Busby, III     Class A Common                    100            -
                         Class B Common                     -             -

Richard M. Edwards       Class A Common                    303           .01
                         Class B Common                     -             -

Arthur W. Pickering      Class A Common                     -             -
                         Class B Common                     -             -

Directors and            Class A Common              1,168,926         35.51
Officers as a Group      Class B Common                199,520         99.76


(c) Changes in Control

None.


           ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Transactions with Management and Others

The Donner Company, 100% owned by Mr. Arthur Dummer, who is a director of National Western Life Insurance Company, was paid $24,654 in 1997 pursuant to an agreement between The Donner Company and a reinsurance intermediary relating to a reinsurance contract between the Company and certain life insurance reinsurers.

(b)  Certain Business Relationships

None.

(c)  Indebtedness of Management

Gal-Tex Hotel Corporation

The Company holds three mortgage loans issued to Gal-Tex Hotel Corporation, which is owned 50% by the Libbie Shearn Moody Trust and 50% by The Moody Foundation. The first mortgage loan in the amount of $2,424,000 was issued in 1988, will mature in May of 1998, and pays interest of 10.5%. The loan is secured by property consisting of a hotel located in Kingsport, Tennessee. The second mortgage loan in the amount of $8,394,000 was issued in 1994, will mature in October of 2004, and pays interest of 8.75%. The loan is secured by property consisting of a hotel located in Houston, Texas. The third mortgage loan in the amount of $1,868,000 was issued in 1995, will mature in January of 2006, and pays interest of 9%. The loan is secured by property consisting of a hotel located in Woodstock, Virginia.

The Company's wholly owned subsidiary, NWL Services, Inc., is the beneficial owner of a life interest (1/8 share), previously owned by Mr. Robert L. Moody, in the trust estate of Libbie Shearn Moody. The trustee of this estate is The Moody National Bank of Galveston. The Moody Foundation is a private charitable foundation governed by a Board of Trustees of three members. Mr. Robert L. Moody and Mr. Ross R. Moody are members of the Board of Trustees.

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

(a) 3. Listing of Exhibits

Exhibit 3(a) - Restated  Articles of Incorporation  of National  Western Life
               Insurance Company dated April 10, 1968 (incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit 3(b) - Amendment to the Articles of Incorporation of National Western
               Life Insurance Company dated July 29, 1971 (incorporated by reference to Exhibit 3(b) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit 3(c) - Amendment to the Articles of Incorporation of National Western
               Life Insurance Company dated May 10, 1976 (incorporated by reference to Exhibit 3(c) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit 3(d) - Amendment to the Articles of Incorporation of National Western
               Life Insurance Company dated April 28, 1978 (incorporated by reference to Exhibit 3(d) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit 3(e) - Amendment to the Articles of Incorporation of National Western
               Life Insurance Company dated May 1, 1979 (incorporated by reference to Exhibit 3(e) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit 3(f) - Bylaws of  National Western Life Insurance  Company as amended through April 24, 1987 (incorporated by reference to Exhibit 3(f) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit      - National Western Life  Insurance Company Non-Qualified Defined
10(a)          Benefit Plan dated July 26, 1991 (incorporated by reference to
               Exhibit 10(a) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit      - National Western Life Insurance  Company Officers' Stock Bonus
10(b) Plan effective December 31, 1992 (incorporated by reference to the Company's Form S-8 registration dated January 27, 1994).

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

Exhibit      - National  Western  Life  Insurance   Company  1995  Stock  and
10(e) Incentive Plan (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit      - First Amendment to the National Western Life Insurance Company
10(f) Non-Qualified Defined Benefit Plan effective December 17, 1996 (incorporated by reference to Exhibit 10(f) to the Company's Form 10-K for the year ended December 31, 1996).

Exhibit      - Second  Amendment  to  the  National  Western  Life  Insurance
10(g) Company Non-Qualified Defined Benefit Plan effective December 17, 1996 (incorporated by reference to Exhibit 10(g) to the Company's Form 10-K for the year ended December 31, 1996).

Exhibit      - Second  Amendment  to  the  National  Western  Life  Insurance
10(h) Company Non-Qualified Deferred Compensation Plan effective December 17, 1996 (incorporated by reference to Exhibit 10(h) to the Company's Form 10-K for the year ended December 31,
               1996).

Exhibit      - Third Amendment to the National Western Life Insurance Company
10(i) Non-Qualified Deferred Compensation Plan effective December 17, 1996 (incorporated by reference to Exhibit 10(i) to the Company's Form 10-K for the year ended December 31, 1996).

Exhibit      - Fourth  Amendment  to  the  National  Western  Life  Insurance
10(j) Company Non-Qualified Deferred Compensation Plan effective June 20, 1997 (filed on page __ of this report).

Exhibit 21   - Subsidiaries  of the  Registrant  (filed on  page  __ of  this report).

Exhibit 27   - Financial  Data  Schedule  (filed electronically  pursuant  to
               Regulation S-K).

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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


                                 ATTACHMENT A

                 Index to Financial Statements and Schedules

                                                                        Page

Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1997 and 1996

Consolidated Statements of Earnings for the years ended December 31, 1997, 1996, and 1995

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995

Notes to Consolidated Financial Statements

Schedule I - Summary of Investments Other Than Investments in Related Parties, December 31, 1997

Schedule V - Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996, and 1995


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Western Life Insurance Company and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                        KPMG Peat Marwick LLP

Austin, Texas
February 27, 1998




             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            December 31, 1997 and 1996
                                  (In thousands)


                     ASSETS                              1997          1996


Cash and investments:
    Securities held to maturity,
    at amortized cost
    (fair value: $1,949,876 and $1,896,847)      $    1,874,643     1,873,561
    Securities available for sale,
    at fair value (cost: $618,274
    and $506,892)                                       651,736       527,627
    Mortgage loans, net of allowance for
    possible losses ($4,640 and $5,988)                 181,878       193,311
    Policy loans                                        133,826       142,077
    Other long-term investments                          27,387        22,997
    Cash and short-term investments                       7,870        11,358

Total cash and investments                            2,877,340     2,770,931

Accrued investment income                                41,050        39,503
Deferred policy acquisition costs                       291,079       295,666
Other assets                                             15,202        13,472
Assets of discontinued operations                           892         1,257

                                                 $    3,225,563     3,120,829


See accompanying notes to consolidated financial statements.




             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            December 31, 1997 and 1996
                      (In thousands except per share amounts)


      LIABILITIES AND STOCKHOLDERS' EQUITY             1997          1996


LIABILITIES:

Future policy benefits:
    Traditional life and annuity products        $     170,423        172,565
    Universal life and investment
    annuity contracts                                2,580,867      2,529,307
Other policyholder liabilities                          25,001         24,403
Federal income taxes payable:
    Current                                              2,470           -
    Deferred                                            13,153         11,910
Other liabilities                                       31,894         28,527
Liabilities of discontinued operations                     892          1,257

Total liabilities                                    2,824,700      2,767,969


COMMITMENTS AND CONTINGENCIES (Notes 4, 7, 9, and 16)

STOCKHOLDERS' EQUITY:

Common stock:
    Class A - $1 par value; 7,500,000
    shares authorized; 3,291,738
    and 3,291,338 shares issued and
    outstanding in 1997 and 1996                         3,292          3,291
    Class B - $1 par value; 200,000
    shares authorized, issued
    and outstanding in 1997 and 1996                       200            200
Additional paid-in capital                              24,662         24,647
Net unrealized gains on investment securities           13,782          9,853
Foreign currency translation adjustment                  2,486           -
Retained earnings                                      356,441        314,869


Total stockholders' equity                             400,863        352,860

                                                 $   3,225,563      3,120,829


See accompanying notes to consolidated financial statements.




             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EARNINGS
               For the Years Ended December 31, 1997, 1996, and 1995
                      (In thousands except per share amounts)


                                             1997         1996         1995


Premiums and other revenue:
    Life and annuity premiums         $      15,812        16,611      17,390
    Universal life and
    investment annuity
    contract revenues                        80,250        75,966      69,783
    Net investment income                   217,446       214,302     201,816
    Other income                                354         2,718         661
    Realized gains (losses)
    on investments                          (1,588)         1,612     (2,415)

Total premiums and other revenue            312,274       311,209     287,235

Benefits and expenses:
    Life and other policy benefits           37,361        35,354      39,823
    Decrease in liabilities for
    future policy benefits                  (2,076)       (2,041)     (2,487)
    Amortization of deferred policy
    acquisition costs                        39,934        30,361      33,675
    Universal life and
    investment annuity
    contract interest                       145,200       151,475     142,940
    Other insurance
    operating expenses                       27,560        25,722      27,084

Total benefits and expenses                 247,979       240,871     241,035

Earnings before Federal
income taxes and discontinued
operations                                   64,295        70,338      46,200

Provision (benefit) for Federal
income taxes:
    Current                                  23,934        21,624       9,640
    Deferred                                (2,211)         2,499         926

Total Federal income taxes                   21,723        24,123      10,566

Earnings from continuing operations          42,572        46,215      35,634



(Continued on next page)




             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS, CONTINUED
               For the Years Ended December 31, 1997, 1996, and 1995
                      (In thousands except per share amounts)


                                              1997         1996         1995


Discontinued operations:
    Losses from operations
    of discontinued
    brokerage operations              $     (1,000)         -         (9,969)
    Estimated loss on
    disposal of discontinued
    brokerage operations                       -            -         (6,381)

Losses from
discontinued operations                     (1,000)         -        (16,350)

Net earnings                          $      41,572       46,215       19,284


Basic Earnings Per Share:
    Earnings from
    continuing operations             $       12.20        13.24        10.22
    Losses from
    discontinued operations                  (0.29)          -         (4.69)

Net earnings                          $       11.91        13.24         5.53


Diluted Earnings Per Share:
    Earnings from
    continuing operations             $       12.09        13.17        10.20
    Losses from
    discontinued operations                  (0.28)          -         (4.68)

Net earnings                          $       11.81        13.17         5.52


See accompanying notes to consolidated financial statements.




             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the Years Ended December 31, 1997, 1996, and 1995
                                  (In thousands)


                                               1997         1996         1995


Common stock:
    Balance at beginning of year       $      3,491        3,491        3,488
    Shares exercised under
    stock option plan                             1         -            -
    Shares issued under
    stock bonus plan                           -            -               3

Balance at end of year                        3,492        3,491        3,491

Additional paid-in capital:
    Balance at beginning of year             24,647       24,647       24,475
    Shares exercised
    under stock option plan                      15         -            -
    Shares issued under
    stock bonus plan                           -            -             172

Balance at end of year                       24,662       24,647       24,647

Net unrealized gains
(losses) on investment
securities, net of
effects of deferred
policy acquisition
costs and taxes:
     Balance at beginning of year             9,853       15,195      (2,199)
     Change in unrealized
     gains (losses) during year               4,985      (4,774)       15,166
     Net unrealized gains related
     to transfer of securities
     from available for sale
     to held to maturity                       -            -           3,159
     Amortization of net
     unrealized gains related
     to transferred securities              (1,056)        (568)        (931)

Balance at end of year                       13,782        9,853       15,195

Foreign currency translation
adjustment, net of taxes:
    Balance at beginning of year               -            -            -
    Change in translation
    adjustment during year                    2,486         -            -

Balance at end of year                        2,486         -            -

Retained earnings:
    Balance at beginning of year            314,869      268,654      249,370
    Net earnings                             41,572       46,215       19,284

Balance at end of year                      356,441      314,869      268,654

Total stockholders' equity             $    400,863      352,860      311,987


See accompanying notes to consolidated financial statements.





             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Years Ended December 31, 1997, 1996, and 1995
                                  (In thousands)


                                              1997         1996         1995


Cash flows from
operating activities:
    Net earnings                       $     41,572       46,215       19,284
    Adjustments to reconcile
    net earnings to net cash
    provided by operating
    activities:
    Universal life and investment
    annuity contract interest               145,200      151,475      142,940
    Surrender charges and
    other policy revenues                  (42,149)     (39,562)     (34,936)
    Realized (gains) losses
    on investments                            1,588      (1,612)        2,415
    Accrual and amortization
    of investment income                    (6,256)      (6,880)      (7,129)
    Depreciation and amortization               900          708          620
    Decrease (increase) in
    other assets                               (11)        (988)          940
    Increase in accrued
    investment income                       (1,547)      (3,376)      (4,497)
    Decrease (increase) in
    deferred policy
    acquisition costs                           989     (11,320)     (12,018)
    Decrease in liabilities for
    future policy benefits                  (2,076)      (2,041)      (2,487)
    Increase (decrease) in other
    policyholder liabilities                    598        1,570        (350)
    Increase (decrease) in
    Federal income taxes payable              2,195       10,645      (4,180)
    Increase (decrease) in
    other liabilities                         3,367        (191)      (1,781)
    Other                                      (18)         -             176

Net cash provided by
operating activities                        144,352      144,643       98,997

Cash flows from
investing activities:
    Proceeds from sales of:
        Securities held to maturity           1,993         -          10,659
        Securities available for sale        50,706       41,276       44,440
        Other investments                     2,109        3,126        1,645
    Proceeds from maturities
    and redemptions of:
        Securities held to maturity         105,162       72,138       54,720
        Securities available for sale        38,529       44,662       13,942
   Purchases of:
        Securities held to maturity       (115,095)    (301,239)    (212,192)
        Securities available for sale     (191,168)     (27,838)    (130,066)
        Other investments                   (5,950)      (4,014)      (5,941)
    Principal payments on
    mortgage loans                          40,987       32,995       15,952
    Cost of mortgage loans acquired        (31,654)     (26,220)     (18,125)
    Decrease in policy loans                  8,251        5,846        3,564
    Decrease in assets of
    discontinued operations                     365        4,920      225,880
    Decrease in liabilities
    of discontinued operations                (365)      (4,920)    (209,153)
    Other                                     (234)        (337)        (851)

Net cash used in investing activities      (96,364)    (159,605)    (205,526)


(Continued on next page)




             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
               For the Years Ended December 31, 1997, 1996, and 1995
                                  (In thousands)




                                            1997         1996         1995


Cash flows from financing
activities:
    Deposits to account balances
    for universal life and
    investment annuity contracts      $    267,515      304,236      343,588
    Return of account balances
    on universal life and
    investment annuity contracts          (319,007)    (287,940)    (244,758)
    Issuance of common stock
    under stock option plan                      16         -            -

Net cash provided by (used in)
financing activities                       (51,476)       16,296       98,830

Net increase (decrease) in cash and
short-term investments                      (3,488)        1,334      (7,699)
Cash and short-term investments
at beginning of year                         11,358       10,024       17,723

Cash and short-term investments
at end of year                         $      7,870       11,358       10,024


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest                          $         326          251        3,740
    Income taxes                             19,203       13,466       15,129

Noncash investing activities:
    Foreclosed mortgage loans         $       2,320         -             961
    Mortgage loans originated
    to facilitate
    the sale of real estate                   1,556        4,145        1,105


See accompanying notes to consolidated financial statements.




           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation - The accompanying consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly owned subsidiaries (the Company), The Westcap Corporation, NWL Investments, Inc., NWL Properties, Inc., NWL 806 Main, Inc., NWL Services, Inc., and NWL Financial, Inc. The two subsidiaries, NWL Services, Inc. and NWL Financial, Inc., are new subsidiaries formed in 1997 primarily for investment related activities. The Westcap Corporation ceased brokerage operations during 1995 and filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in 1996. As a result, The Westcap Corporation is reflected as discontinued operations in the accompanying financial statements. All significant intercorporate transactions and accounts have been eliminated in consolidation.

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

(E) Derivative Financial Instruments - The Company purchases over-the-counter index options, which are derivative financial instruments, to hedge the equity return component of its equity-indexed annuity products. The index options act as hedges to match closely the returns on the S&P 500 Composite Stock Price Index which may be paid to policyholders. As a result, changes to policyholders' liabilities are substantially offset by changes in the value of the options. Cash is exchanged upon purchase of the index options, and no principal or interest payments are made by either party during the option periods. Upon maturity or expiration of the options, cash is paid to the Company based on the S&P 500 performance and terms of the contract.

The index options are reported at fair value in the accompanying financial statements. The changes in the values of the index options and the changes in the policyholder liabilities are both reflected in the statement of earnings. Any gains or losses from the sale or maturity of the options, as well as period-to-period changes in values, are reflected as net investment income in the statement of earnings.

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings. In addition, credit support agreements are in place with certain counterparties, which further reduces the Company's credit exposure. At December 31, 1997, the fair value of index options owned by the Company totaled $420,000, and the options are reflected as other long-term investments, as they are not held for trading purposes.

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

(G) Federal Income Taxes - Federal income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance for deferred tax assets is provided if all or some portion of the deferred tax asset may not be realized. An increase or decrease in a valuation allowance that results from a change in circumstances that affects the realizability of the related deferred tax asset is included in income.

(H) Depreciation of Property, Equipment, and Leasehold Improvements - Depreciation is based on the estimated useful lives of the assets and is calculated on the straight-line and accelerated methods. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

(I) Classification - Certain reclassifications have been made to the prior years to conform to the reporting categories used in 1997.

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

A summary of direct premiums and deposits collected is provided below:


                                                Years Ended December 31,
                                            1997          1996          1995
                                                     (In thousands)


Direct premiums and deposits
collected:
    Investment annuity deposits       $   240,987       273,202       309,971
    Universal life
    insurance deposits                     65,862        67,438        68,464
    Traditional life
    and other premiums                     21,506        23,135        24,801

Totals                                $   328,355       363,775       403,236



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

A summary of information relative to deferred policy acquisition costs is provided below:


                                                Years Ended December 31,
                                             1997         1996         1995
                                                     (In thousands)

Policy acquisition costs deferred:
    Agents' commissions                $     37,069      39,218        42,903
    Other                                     1,876       2,463         2,790

                                       $     38,945      41,681        45,693

Policy acquisition costs amortized     $     39,934      30,361        33,675


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

8. The recorded value of the life interest in the Libbie Shearn Moody Trust (the Trust) is reported at its initial valuation, net of accumulated amortization, under generally accepted accounting principles. The initial valuation was based on the assumption that the Trust would provide certain income to the Company at an assumed interest rate and is being amortized over 53 years, the life expectancy of Mr. Robert L. Moody at the date he contributed the life interest to the Company. For statutory accounting purposes, the life interest has been valued at $26,400,000, which was computed as the present value of the estimated future income to be received from the Trust. However, this amount is being amortized to a valuation of $12,774,000 over a seven-year period in accordance with Colorado Division of Insurance permitted accounting requirements. Prescribed statutory accounting practices provide no accounting guidance for such asset. The statutory admitted value of this life interest at December 31, 1997, is $16,668,000 in comparison to a carrying value of $4,636,000 in the accompanying consolidated financial statements.

9. Reconciliations of statutory stockholders' equity, as included in the annual statements filed with the Colorado Division of Insurance, to the respective amounts as reported in the accompanying consolidated financial statements prepared under generally accepted accounting principles are as follows:


                                                 Stockholders' Equity
                                                  as of December 31,
                                           1997         1996          1995
                                                    (In thousands)


Statutory equity                      $    300,589      265,289       236,884
Adjustments:
    Difference in valuation
    of investment in
    the Libbie Shearn Moody Trust         (12,032)     (13,692)      (15,355)
    Deferral of policy
    acquisition costs                      291,079      295,666       270,167
    Adjustment of future
    policy benefits                      (217,040)    (220,510)     (218,352)
    Deferred Federal
    income taxes payable                  (13,153)     (11,910)      (12,287)
    Adjustment of securities
    available for sale to fair value        34,957       26,116        48,880
    Reversal of asset
    valuation reserve                       11,654       10,403         4,002
    Reversal of interest
    maintenance reserve                      9,630        7,837         5,991
    Reinstatement of
    nonadmitted assets                       2,535        3,088         2,429
    Valuation allowances
    on investments                         (6,571)     (10,052)      (10,862)
    Adjustment for consolidation               375          102           102
    Other, net                             (1,160)          523           388

Generally accepted accounting
principles equity                     $    400,863      352,860       311,987


10. Reconciliations of statutory net earnings, as included in the annual statements filed with the Colorado Division of Insurance, to the respective amounts as reported in the accompanying consolidated financial statements prepared under generally accepted accounting principles are as follows:


                                                   Net Earnings for the
                                                 Years Ended December 31,
                                              1997         1996         1995
                                                      (In thousands)


Statutory net earnings                 $     33,771       35,644       28,343
Subsidiary earnings (losses)
before deferred
Federal income taxes                          2,372        (656)     (17,594)
Consolidated statutory net earnings          36,143       34,988       10,749
Adjustments:
    Deferral of policy
    acquisition costs                         (989)       11,320       12,018
    Adjustment of future
    policy benefits                           3,469      (2,158)     (12,325)
    Amortization of investment
    in the Libbie
    Shearn Moody Trust                        (286)        (284)        (280)
    Benefit (provision) for
    deferred Federal income taxes             2,211      (2,499)        (715)
    Valuation allowances and
    permanent impairment
    writedowns on investments                 1,816          954        3,901
    Lawsuit settlements recorded
    as surplus adjustments for
    statutory accounting                       (90)          850        (200)
    Subsidiary stock dividends                (243)         -            -
    Increase in interest
    maintenance reserve                       1,793        1,846        1,069
    Other, net                              (2,252)        1,198        5,067

Generally accepted accounting
principles net earnings                $     41,572       46,215       19,284



(2) DEPOSITS WITH REGULATORY AUTHORITIES

The following assets were on deposit with state and other regulatory authorities as required by law at the end of each year:



                                                        December 31,
                                                  1997              1996
                                                       (In thousands)


Debt securities                          $        18,127               24,305
Certificates of deposit                              260                  210

Totals                                   $        18,387               24,515



(3) INVESTMENTS

(A) Investment Income

The major components of net investment income are as follows:


                                                Years Ended December 31,
                                            1997          1996          1995
                                                     (In thousands)


Investment income:
    Debt securities                  $     184,870      176,825       165,879
    Mortgage loans                          18,659       19,851        19,644
    Policy loans                             9,764       10,645        11,018
    Other investment income                  6,760       10,082         7,764

Total investment income                    220,053      217,403       204,305
Investment expenses                          2,607        3,101         2,489


Net investment income                $     217,446      214,302       201,816



Investments of the following amounts were not income producing for the preceding twelve months:


                                                 December 31,
                                             1997           1996
                                                (In thousands)


Debt securities                       $         -            2,209
Equity securities                            2,706           2,235
Real estate                                    488           1,336

Totals                                $      3,194           5,780


As of December 31, 1997, the Company had no investments in debt securities or mortgage loans that were on nonaccrual status. As of December 31, 1996,
$2,981,000 of securities and mortgage loans were on nonaccrual status. Reductions in interest income associated with nonperforming investments in debt securities and mortgage loans were not significant during 1997, 1996, and 1995.

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



                                                December 31,

                                               1997            1996


West South Central                               54.9%          51.4%
South Atlantic                                   11.4            8.7
Mountain                                         11.3           15.0
Pacific                                           8.0           11.2
All other                                        14.4           13.7

Totals                                          100.0%         100.0%



                                                  December 31,
                                                1997            1996


Retail                                           62.2%          64.4%
Office                                           16.6           18.9
Hotel/Motel                                       7.9            7.8
Apartment                                         4.1            3.9
All other                                         9.2            5.0

Totals                                          100.0%         100.0%


As of December 31, 1997 and 1996, impaired mortgage loans were as follows:


                                                       December 31,
                                                     1997         1996
                                                      (In thousands)



Impaired loans with
allowance for losses                         $        -             612
Allowance for losses                                  -            (48)
Impaired loans with no
allowance for losses                                  -            -

Net impaired loans                           $        -             564


For the years ended December 31, 1997, 1996, and 1995, average investments in impaired mortgage loans were $676,000, $232,000, and $234,000, respectively. Interest income recognized on impaired loans during the years ended December 31, 1997, 1996, and 1995, was not significant. Impaired loans are typically placed on nonaccrual status and no interest income is recognized. However, if cash is received on the impaired loan, it is applied to principal and interest on past due payments, beginning with the most delinquent payment.

Detailed below are   changes  in the allowance  for mortgage  loan losses  for
1997, 1996, and 1995:


                                                  Years Ended December 31,
                                               1997        1996         1995
                                                       (In thousands)


Balance at beginning of year             $    5,988       5,668         5,929
Net additions charged to realized
investment gains and losses                   1,133         500          -
Releases due primarily to
foreclosures and loan payoffs               (2,481)       (180)         (261)

Balance at end of year                   $    4,640       5,988         5,668


At December 31, 1997 and 1996, the Company owned investment real estate totaling $15,027,000 and $15,209,000 which is reflected in other long-term investments in the accompanying financial statements. The Company records real estate at the lower of cost or fair value less estimated costs to sell. Real estate values are monitored and evaluated at least annually by the use of independent appraisals or internal valuations. Decreases in market values affecting carrying values are recorded in a valuation allowance which is reflected in realized gains or losses on investments. For the years ended December 31, 1997, 1996, and 1995, impairment losses on real estate due to decreases in market values totaled $46,000, $526,000, and $882,000, respectively.

(C)  Investment Gains and Losses

The table below presents realized gains and losses and changes in unrealized gains and losses on investments for 1997, 1996, and 1995:


                                                                 Changes in
                                              Realized           Unrealized
                                             Investment          Investment
                                               Gains           Gains (Losses)
                                              (Losses)        From Prior Year
                                                    (In thousands)


Year Ended December 31, 1997:
    Securities held to maturity        $          1,791                51,947
    Securities available for sale                 1,061                12,727
    Other                                       (4,440)               -

Totals                                 $        (1,588)                64,674

Year Ended December 31, 1996:
    Securities held to maturity        $            936              (59,972)
    Securities available for sale                   237               (4,774)
    Other                                           439               -

Totals                                 $          1,612              (64,746)

Year Ended December 31, 1995:
    Securities held to maturity        $            600               201,008
    Securities available for sale               (2,599)                15,166
    Other                                         (416)               -

Totals                                 $        (2,415)               216,174



(D) Debt and Equity Securities

The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 1997:



                                      Securities Held to Maturity
                                         Gross         Gross
                          Amortized    Unrealized    Unrealized       Fair
                            Cost         Gains         Losses        Value
                                            (In thousands)


Debt securities:
    U.S. Treasury and
    other U.S.
    government
    corporations
    and agencies        $    23,867           331          -           24,198

    States and
    political
    subdivisions             26,996         2,549          -           29,545

    Foreign governments      51,331         2,357          -           53,688

    Public utilities        271,478        10,902         1,322       281,058

    Corporate             1,034,677        43,799         1,074     1,077,402

    Mortgage-backed         451,515        17,995           108       469,402

    Asset-backed             14,779          -              196        14,583

Totals                  $ 1,874,643        77,933         2,700     1,949,876



                                       Securities Available for Sale
                                           Gross         Gross
                            Amortized    Unrealized    Unrealized       Fair
                              Cost         Gains         Losses        Value
                                              (In thousands)


Debt securities:
    U.S. Treasury
    and other U.S.
    government
    corporations
    and agencies        $     3,219           223          -            3,442

    Public utilities         58,567         3,224           283        61,508

    Corporate               232,980        13,463         1,498       244,945

    Mortgage-backed         240,479        14,138           960       253,657

    Asset-backed             72,918         1,980          -           74,898

Equity securities            10,111         3,269            94        13,286

Totals                  $   618,274        36,297         2,835       651,736



The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 1996:


                                        Securities Held to Maturity
                                            Gross         Gross
                             Amortized   Unrealized    Unrealized       Fair
                               Cost         Gains        Losses         Value
                                               (In thousands)


Debt securities:
    U.S. Treasury
    and other U.S.
    government
    corporations
    and agencies        $     34,839           183           192       34,830

    States and
    political
    subdivisions              26,735         2,176        -            28,911

    Foreign governments       51,278           993           322       51,949

    Public utilities         298,317         6,665         3,408      301,574

    Corporate                962,757        19,377         8,640      973,494

    Mortgage-backed          481,367         8,269         2,349      487,287

    Asset-backed              18,268           534          -          18,802

Totals                  $  1,873,561        38,197        14,911    1,896,847




                                       Securities Available for Sale
                                            Gross         Gross
                             Amortized   Unrealized    Unrealized       Fair
                               Cost         Gains        Losses         Value
                                               (In thousands)


Debt securities:
    U.S. Treasury
    and other U.S.
    government
    corporations
    and agencies        $      2,957           214          -           3,171

    Public utilities          58,703         2,108           927       59,884

    Corporate                113,368         6,984           979      119,373

    Mortgage-backed          311,564        11,874         1,211      322,227

    Asset-backed               4,958           395           -          5,353

Equity securities             15,342         2,624           347       17,619

Totals                  $    506,892        24,199         3,464      527,627



The amortized cost and fair values of investments in debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                  Securities                Securities
                              Available for Sale         Held to Maturity
                            Amortized      Fair       Amortized       Fair
                               Cost        Value        Cost         Value
                                             (In thousands)


Due in 1 year or less     $       -           -           9,426         9,286

Due after 1 year
through 5 years                 23,554      25,245      170,097       175,452

Due after 5 years
through 10 years               181,377     186,973    1,025,758     1,060,533

Due after 10 years              89,835      97,677      203,068       220,620
                               294,766     309,895    1,408,349     1,465,891

Mortgage and asset-
backed securities              313,397     328,555      466,294       483,985

Totals                    $    608,163     638,450    1,874,643     1,949,876


The Company uses the specific identification method in computing realized gains and losses. Proceeds from sales of securities available for sale during 1997, 1996, and 1995 totaled $50,706,000, $41,276,000, and $44,440,000, respectively. Gross gains and gross losses realized on those sales are detailed below:


                                                 Years Ended December 31,
                                              1997         1996        1995
                                                      (In thousands)



Gross realized gains                    $      1,029          575       1,153
Gross realized losses                           -           (402)     (3,752)

Net realized gains (losses)             $      1,029          173     (2,599)


In 1997, the Company sold one held to maturity bond due to significant credit deterioration of the issuing company. Amortized cost of the security totaled $1,987,000, and a realized gain of $6,000 was recognized on the sale. The Company did not sell any held to maturity securities during 1996. However, during 1995, three held to maturity bonds were sold also due to significant credit deterioration. Amortized cost of the securities sold totaled $10,727,000, and realized losses of $68,000 were recognized on the sales.

The Company held in its investment portfolio below investment grade debt securities totaling $41,149,000 and $38,696,000 at December 31, 1997 and 1996, respectively. These amounts represent approximately 1.4% of total invested assets in both 1997 and 1996. Below investment grade securities generally have greater default risk than higher rated corporate debt. The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers.

The Company had no investments in any entity, except for U.S. government agency securities, in excess of 10% of stockholders' equity at December 31, 1997.

(E) Transfers of Securities

At July 31, 1994, the Company transferred debt securities with fair values totaling $805 million from securities available for sale to securities held to maturity. On December 29, 1995, the Company made additional transfers totaling $156 million to the held to maturity category from securities available for sale. The lower holdings of securities available for sale significantly reduce the Company's exposure to equity volatility while still providing securities for liquidity and asset/liability management purposes. The transfers of securities were recorded at fair values in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that the unrealized holding gain or loss at the date of the transfer continue to be reported in a separate component of stockholders' equity but shall be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount. The amortization of an unrealized holding gain or loss reported in equity will offset or mitigate the effect on interest income of the amortization of the premium or discount for the held to maturity securities. The transfer of securities from available for sale to held to maturity had no effect on net earnings of the Company. However, stockholders' equity was adjusted as follows:


                                              Net Unrealized Gains (Losses)
                                                   as of December 31,
                                              1997        1996         1995
                                                     (In thousands)


Beginning unamortized
gains from transfers                     $      2,601       3,169         941

Net unrealized gains related to
transfer of securities from
available for sale to
held to maturity                                 -           -          3,159
Amortization of net unrealized
gains related
to transferred securities                     (1,056)       (568)       (931)

                                              (1,056)       (568)       2,228

Ending unamortized
gains from transfers                     $      1,545       2,601       3,169


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

Net  unrealized  gains  and  losses  on  investment  securities  included   in
stockholders' equity at December 31, 1997 and 1996 are as follows:


                                                           December 31,
                                                       1997           1996
                                                          (In thousands)


Gross unrealized gains                          $     36,297           24,199
Gross unrealized losses                              (2,835)          (3,464)
Adjustments for:
    Deferred policy acquisition costs               (14,637)          (9,578)
    Deferred Federal income taxes                    (6,588)          (3,905)

                                                      12,237            7,252
Net unrealized gains related to securities
transferred to held to maturity                        1,545            2,601

Net unrealized gains on investment securities   $     13,782            9,853


(F) Change in Accounting Principles

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. The Company's real estate investments are the only significant assets that are subject to this statement. As the Company was already recording real estate at the lower of cost or fair value less estimated costs to sell, the implementation of this statement had no significant effects on its financial statements.

(4) REINSURANCE

The Company is party to several reinsurance agreements. The Company's general policy is to reinsure that portion of any risk in excess of $200,000 on the life of any one individual. Prior to 1996, the Company's policy was to reinsure amounts in excess of $150,000. Total life insurance in force was $8.56 billion and $8.15 billion at December 31, 1997 and 1996, respectively. Of these amounts, life insurance in force totaling $1.24 billion and $1.07 billion was ceded to reinsurance companies, primarily on a yearly renewable term basis, at December 31, 1997 and 1996, respectively.

In accordance with the reinsurance contracts, reinsurance receivables including amounts related to claims incurred but not reported and liabilities for future policy benefits totaled $5,396,000 and $5,490,000 at December 31, 1997 and 1996, respectively. Premium revenues were reduced by $5,719,000, $6,442,000, and $7,420,000 for reinsurance premiums incurred during 1997, 1996, and 1995, respectively. Benefit expenses were reduced by $5,396,000, $19,070,000, and $5,812,000 for reinsurance recoveries during 1997, 1996, and 1995, respectively. A contingent liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to meet their obligations under the existing agreements.


(5) FEDERAL INCOME TAXES

Total Federal income taxes for 1997, 1996, and 1995 were allocated as follows:


                                                  Years Ended December 31,
                                                 1997       1996       1995
                                                       (In thousands)


Earnings from continuing operations          $   21,723     24,123     10,566
Stockholders' equity for net
unrealized gains and losses on
securities available for sale                     2,115    (2,876)      9,365
Stockholders' equity for foreign
currency translation adjustment                   1,338       -          -

Total Federal income taxes                   $   25,176     21,247     19,931


The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate to earnings before Federal income taxes. The reasons for the differences and the corresponding tax effects are as follows:


                                                 Years Ended December 31,
                                                1997       1996        1995
                                                      (In thousands)


Income tax expense at statutory rate        $   22,503      24,618     16,170
Dividends-received deduction                     (822)       (298)      (298)
Amortization of life interest in the
Libbie Shearn Moody Trust                          100          99         98
Non-deductible travel and entertainment            101         116         86
Tax benefit of discontinued operations           (350)       (182)    (5,669)
Other                                              191       (230)        179

Provision for Federal income taxes          $   21,723      24,123     10,566


There were no deferred taxes attributable to enacted tax rate changes for the years ended December 31, 1997, 1996, and 1995.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996, are presented below:


                                                            December 31,
                                                         1997         1996
                                                         (In thousands)


Deferred tax assets:
    Future policy benefits, excess of financial
    accounting liability over tax liability          $    90,314       88,855
    Mortgage loans, principally due to valuation
    allowances for financial accounting purposes           1,657        2,218
    Real estate, principally due to writedowns
    for financial accounting purposes                      1,678        2,119
    Accrued and unearned investment income
    recognized for tax purposes and deferred for
    financial accounting purposes                          2,333        2,352
    Accrued operating expenses  recorded  for
    financial accounting purposes not
    currently tax deductible                               2,357        3,049
    Other                                                    959          576
Total gross deferred tax assets                           99,298       99,169
Less valuation allowance                                    -            -

Net deferred tax assets                                   99,298       99,169

Deferred tax liabilities:
    Deferred policy acquisition costs,
    principally expensed for tax purposes               (97,173)     (98,235)
    Debt securities, principally due to
    deferred market discount for tax                     (5,687)      (6,016)
    Real estate, principally due to
    differences in tax and
    financial accounting for depreciation                  (823)      (1,487)
    Net unrealized gains on securities
    available for sale                                   (7,420)      (5,305)
    Foreign currency translation adjustment              (1,338)         -
    Other                                                   (10)         (36)

Total gross deferred tax liabilities                   (112,451)    (111,079)

Net deferred tax liabilities                         $  (13,153)     (11,910)


There was no valuation allowance for deferred tax assets at December 31, 1997 and 1996. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Prior to the Tax Reform Act of 1984 (1984 Act), a portion of a life insurance company's income was not subject to tax until it was distributed to stockholders, at which time it was taxed at the regular corporate tax rate. In accordance with the 1984 Act, this income, referred to as policyholders' surplus, would not increase, yet any amounts distributed would be taxable at the regular corporate rate. The balance of this account as of December 31, 1997, is approximately $2,446,000. No provision for income taxes has been made on this untaxed income, as management is of the opinion that no distribution to stockholders will be made from policyholders' surplus in the foreseeable future. Should the balance in the policyholders' surplus account at December 31, 1997, become taxable, the Federal income taxes computed at present rates would be approximately $856,000.

The Company files a consolidated Federal income tax return with its subsidiaries. Allocation of the consolidated tax liability is based on separate return calculations pursuant to the "wait-and-see" method as described in sections 1.1552-1(a)(2) and 1.1502-33(d)(2)(i) of the current Treasury Regulations. Under this method, consolidated group members are not given current credit for net losses until future net taxable income is generated to realize such credits. In accordance with this consolidated tax sharing agreement, tax benefits resulting from discontinued brokerage operation losses totaling $350,000, $182,000, and $5,669,000 for 1997, 1996, and 1995 were included in earnings from continuing operations.


(6) TRANSACTIONS WITH CONTROLLING STOCKHOLDER AND AFFILIATES

(A) Life Interest in Libbie Shearn Moody Trust

The Company's wholly owned subidiary, NWL Services, Inc., is the beneficial owner of a life interest (1/8 share), in the trust estate of Libbie Shearn Moody which was previously owned by Mr. Robert L. Moody, Chairman of the Board of Directors of the Company. The Company has issued term insurance policies on the life of Mr. Robert L. Moody which are reinsured through agreements with unaffiliated insurance companies. NWL Services, Inc. is the beneficiary of these policies for an amount equal to the statutory admitted value of the Trust, which was $16,668,000 at December 31, 1997. The excess of $27,000,000 face amount of the reinsured policies over the statutory admitted value of the Trust has been assigned to Mr. Robert L. Moody. The recorded net asset values in the accompanying consolidated financial statements for the life interest in the Trust are as follows:



                                                             December 31,
                                                          1997         1996
                                                            (In thousands)


Original valuation of life
interest at February 26, 1960                        $   13,793        13,793
Less accumulated amortization                           (9,157)       (8,871)

Net asset value of life interest in the Trust        $    4,636         4,922


Income from the Trust and related expenses reflected in the accompanying consolidated statements of earnings are summarized as follows:


                                                 Years Ended December 31,
                                              1997        1996         1995
                                                      (In thousands)


Income distributions                     $    3,335       3,252         3,085
Deduct:
    Amortization                              (286)       (284)         (280)
    Reinsurance premiums                      (266)       (238)         (212)

Net income from life
interest in the Trust                    $    2,783       2,730         2,593


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


(7) PENSION PLANS

(A) Defined Benefit Plans

The Company has a qualified defined benefit pension plan covering substantially all full-time employees. The plan provides benefits based on the participants' years of service and compensation. The Company makes annual contributions to the plan that comply with the minimum funding provisions of the Employee Retirement Income Security Act. A summary of plan information is as follows:

Pension costs (credits) include the following components:


                                                 Years Ended December 31,
                                               1997       1996        1995
                                                      (In thousands)


Service cost-benefits earned
during the period                          $      286        287          143
Interest cost on projected
benefit obligations                               620        571          510
Actual return on plan assets                  (1,437)      (643)        (962)
Net amortization and deferral                     839         57          427

Net pension cost                           $      308        272          118


The following sets forth the plan's funded status and related amounts recognized in the Company's balance sheet as of:



                                                            December 31,
                                                          1997         1996

                                                           (In thousands)


Actuarial present value of
benefit obligations:
    Accumulated benefit obligations,
    including vested
    benefits of $8,504,000 and
    $7,638,000, respectively                         $    (9,044)      (8,076)


Projected benefit obligations for service
rendered to date                                     $    (9,408)      (8,332)
Plan assets at fair market value
primarily consisting of equity
and fixed income securities                                 9,265        7,899

Projected benefit obligations in
excess of plan assets                                       (143)        (433)
Unrecognized net transitional asset
at January 1, 1987, being recognized
over employees' average remaining
service of 15 years                                         (209)        (264)
Prior service cost not yet recognized
in net periodic pension cost                                (176)        (206)
Unrecognized net losses from past
experience different from that assumed                      1,503        1,766
Adjustment to recognize minimum liability                    -         (1,039)

Prepaid (accrued) pension cost                       $        975        (176)


The  discount rate  used in  determining the  actuarial present  value of  the projected benefit obligations was 7.0% for 1997 and 7.5% for 1996. The projected increase in future compensation levels was based on a rate of 4.5% for 1997 and 1996. The projected long-term rate of return on plan assets was 7.5% for 1997 and 8.5% for 1996.

The Company also has a nonqualified defined benefit plan primarily for senior officers. The plan provides benefits based on the participants' years of service and compensation. No minimum funding standards are required. However, at the option of the Company, contributions may be funded into the National Western Life Insurance Company Non-Qualified Plans Trust. There are currently no plan assets in the trust. A summary of plan information is as follows:

Pension costs include the following components:


                                                  Years Ended December 31,
                                                   1997      1996      1995
                                                       (In thousands)


Service cost-benefits earned
during the period                             $      75         73         71
Interest cost on projected
benefit obligations                                 181        162        153
Net amortization and deferral                        78         91         78

Net pension cost                              $     334        326        302


The following sets forth the plan's funded status and related amounts recognized in the Company's balance sheet as of:


                                                           December 31,
                                                        1997          1996
                                                          (In thousands)


Actuarial present value of benefit
obligations:
    Accumulated benefit obligations,
    including vested
    benefits of $2,379,000 and
    $1,809,000, respectively                       $    (2,379)       (1,809)

Projected benefit obligations for
service rendered to date                           $    (2,881)       (2,415)
Plan assets at fair market value                           -             -

Projected benefit obligations in
excess of plan assets                                   (2,881)       (2,415)
Unrecognized net transitional
obligation at January 1, 1991, being
recognized over employees' average
remaining service of 12 years                               442           520
Unrecognized net losses from past experience
different from that assumed                                 427           217
Adjustment to recognize minimum liability                 (367)         (131)

Accrued pension cost                               $    (2,379)       (1,809)


The  discount rate  used in  determining the  actuarial present  value of  the projected benefit obligations was 7.0% for 1997 and 7.5% for 1996. The projected increase in future compensation levels was based on a rate of 4.5% for 1997 and 1996.

(B) Defined Contribution Plans

In addition to the defined benefit plans, the Company has a qualified 401(k) plan for substantially all full-time employees and a nonqualified deferred compensation plan primarily for senior officers. The Company makes annual contributions to the 401(k) plan of two percent of each employee's compensation. Additional Company matching contributions of up to two percent of each employee's compensation are also made each year based on the employee's personal level of salary deferrals to the plan. All Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 1997, 1996, and 1995, Company contributions totaled $250,000, $217,000, and $201,000, respectively.

The nonqualified deferred compensation plan was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional Company contributions. Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 1997, 1996, and 1995, Company contributions totaled $36,000, $62,000, and $55,000, respectively.

(C) Change in Accounting Principles

In February, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain less useful disclosures. The new statement also suggests combined formats for presentation of pension and other postretirement benefit disclosures.

The new statement will require changes and enhancements to certain pension related disclosures of the Company, primarily related to changes in plan assets. Other aspects of the statement will have no effect as the Company provides no significant other postretirement benefits to retirees. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company will implement this statement in its December 31, 1998, financial statements.


(8) SHORT-TERM BORROWINGS

The Company has available a $60 million bank line of credit primarily for cash management purposes relating to investment transactions. The Company is required to maintain a collateral security deposit in trust with the bank equal to 120% of any outstanding liability. The Company had no outstanding liabilities or collateral security deposits with the bank at December 31, 1997 and 1996. The weighted average interest rates on borrowings for the years ended December 31, 1997 and 1996 were 6.42% and 6.91%, respectively. Actual borrowings and interest expense for 1997 and 1996 were minimal. The Company had no borrowings on the line of credit during 1995.


(9) COMMITMENTS AND CONTINGENCIES

(A) Current Regulatory Issues

In December, 1995, the National Association of Insurance Commissioners (NAIC) adopted for statutory accounting practices Actuarial Guideline 33, previously referred to as Actuarial Guideline GGG. This reserve guideline helps define the minimum reserves for policies with multiple benefit streams, such as two-tier annuities. The Company had been reserving for its two-tier annuities according to an agreement reached in 1993 with its state of domicile, Colorado. However, in 1995, the Company entered into discussions with the Colorado Division of Insurance (the Division) to implement Actuarial Guideline 33 and to phase it in over a three-year period as allowed by the guideline. In January, 1996, the Division approved the proposal for this three-year phase-in.

Subsequently, Actuarial Guideline 33 has undergone a review by the NAIC to clarify certain aspects of the guideline. This review resulted in a new interpretation of the guideline which becomes effective after year-end 1997. The Company has also received approval from the Division for a phase-in of this new interpretation. The effect of these two phase-in adjustments will not have a material effect on the Company's statutory capital and surplus position. Also, Actuarial Guideline 33 and the related phase-in adjustments do not affect the Company's policy reserves which are prepared under generally accepted accounting principles as reported in the accompanying consolidated financial statements.

(B) Legal Proceedings

Pending Litigation

On March 28, 1994, the Community College District No. 508, County of Cook and State of Illinois (The City Colleges) filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against National Western Life Insurance Company (the Company or National Western) and subsidiaries of The Westcap Corporation (Westcap), a wholly owned subsidiary of the Company. The suit sought rescission of securities purchase transactions by The City Colleges from Westcap between September 9, 1993, and November 3, 1993, alleged compensatory damages, punitive damages, injunctive relief, declaratory relief, fees, and costs. National Western was named as a "controlling person" of the Westcap defendants. Westcap filed Chapter 11 bankruptcy (see below), and City Colleges filed a claim in the bankruptcy court against Westcap. The claim was tried before the bankruptcy court and in September, 1997, a $56,173,000 judgment was entered against Westcap favorable to The City Colleges. Westcap has appealed this decision to the United States District Court for the Southern District of Texas (Houston Division). While Westcap is a wholly owned subsidiary of the Company, the Company is not a party to the bankruptcy or the judgment against Westcap by the bankruptcy court. The lawsuit against the Company was stayed in September, 1994, pending resolution of The City Colleges' claim against Westcap. Following the judgment against Westcap in the bankruptcy court, on December 2, 1997, the stay was lifted by the United States District Court in Illinois, and The City Colleges filed an amended complaint seeking to hold the Company liable for the claim allowed in the bankruptcy court against Westcap under the "control person" provision of the Texas Securities Act. The suit seeks approximately $56 million plus fees and costs. The Company filed jurisdictional and venue motions to have the case transferred to the United States District Court for the Western District of Texas, which motions were agreed to by the Plaintiff, and the case is now pending in the United States District Court for the Western District of Texas. The Company believes it has reasonable and adequate defenses to the suit. Although the alleged damages, if sustained, would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from the suit cannot be made at this time.

On February 1, 1995, the San Antonio River Authority (SARA) filed a complaint in the 285th Judicial District Court, Bexar County, Texas, against Kenneth William Katzen (Katzen), Westcap Securities, L.P., The Westcap Corporation, and National Western Life Insurance Company (the Company). The suit alleges that Katzen and Westcap sold mortgage-backed security derivatives to SARA and misrepresented these securities to SARA. The suit alleges violations of the Federal Securities Act, Texas Securities Act, Deceptive Trade Practices Act, breach of fiduciary duty, fraud, negligence, breach of contract, and seeks attorney's fees. The Company is named as a "controlling person" of the Westcap defendants. Westcap and the Company are of the opinions that Westcap has adequate documentation to validate all securities purchases by SARA and that the Company and Westcap have adequate defenses to such suit. Although the alleged damages would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The Company and Westcap have denied all allegations and the parties have initiated discovery. The lawsuit has been transferred to the Westcap bankruptcy court, and the proceedings against the Company have been stayed pending determination of the claim in bankruptcy against Westcap. As a creditor in the Westcap bankruptcy, the Plaintiff is represented in the Creditors' Committee settlement negotiations pending between Westcap, the creditors, and the Company, discussed below. If the settlement is ultimately approved by Westcap, its creditors, the bankruptcy court, and the Company, this lawsuit would be dismissed.

On June 9, 1995, Charles McCutcheon, as Sheriff of Palm Beach County, Florida, served The Westcap Corporation, Westcap Securities, Inc., Westcap Government Securities, Inc., individual officers and directors of the Westcap entities, and National Western Life Insurance Company (the Company) as defendants with a complaint filed in the U.S. District Court for the Southern District of Florida. The Complaint alleges that the Westcap entities improperly sold certain derivative securities to the Plaintiff and did not disclose the high risk of these securities to the Plaintiff, who suffered financial losses from the investments. The Company is sued as a "controlling person" of Westcap, and it is alleged that the Company is responsible and liable for the alleged wrongful conduct of Westcap. The suit seeks rescission of the investments, alleged actual damages of $8 million, punitive and exemplary damages, attorneys' fees, and injunction. On October 13, 1995, the U.S. District Judge ordered arbitration of Plaintiff's claims against the Westcap entities, and stayed all proceedings pending outcome of the arbitration. The Company and Westcap deny the allegations and believe they each have adequate defenses to such suit. Although the alleged damages would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The lawsuit is currently stayed pending the determination of the claim in bankruptcy against Westcap. As a creditor in the Westcap bankruptcy, the Plaintiff is represented in the Creditors' Committee settlement negotiations pending between Westcap, the creditors, and the Company, discussed below. If the settlement is ultimately approved by Westcap, its creditors, the bankruptcy court, and the Company, this lawsuit would be dismissed.

On July 5, 1995, San Patricio County, Texas, filed suit in the District Court of San Patricio County, Texas, against National Western Life Insurance Company (the Company) and its chief executive officer, Robert L. Moody. The suit arose from derivative investments purchased by San Patricio County from Westcap Securities, L.P. or Westcap Government Securities, Inc., affiliates of The Westcap Corporation. The suit alleged that the Westcap affiliates were controlled by the Company and Mr. Moody and that they were responsible for the alleged wrongful acts of the Westcap affiliates in selling the securities to the Plaintiff. Plaintiff alleged that the Westcap affiliates violated duties and responsibilities owed to the Plaintiff related to the investment recommendations and decisions made by Plaintiff, and alleged that the Plaintiff was financially damaged by such actions of Westcap. The suit is currently in process of settlement with a payment of $200,000 to be made by National Western to San Patricio County and with no admission of liability. In exchange for the payment, National Western and Robert L. Moody will receive a general release of all claims asserted, including all claims that have been asserted against Westcap Securities, L.P. or could have been asserted in another court against Westcap Securities, L.P., and the lawsuit will be dismissed.

On September 13, 1995, Michigan South Central Power Agency filed a complaint in The United States District Court for the Western District of Michigan against Westcap Securities Investment, Inc., Westcap Securities, L.P., Westcap Securities Management, Inc., The Westcap Corporation, National Western Life Insurance Company (the Company), and others. The suit alleges that salesmen of Westcap sold mortgage-backed securities to the Plaintiff and misrepresented these securities in violation of Federal and state securities laws and common law. The Company is named as a "controlling person" of the Westcap defendants and is alleged to be responsible for their acts. Westcap and the Company are of the opinions that they have adequate defenses to the suit. Although the alleged damages would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from the suit cannot be made at this time. The Company and Westcap deny all allegations. The lawsuit is currently stayed pending the determination of the claim in bankruptcy against Westcap. As a creditor in the Westcap bankruptcy, the Plaintiff is represented in the Creditors' Committee settlement negotiations pending between Westcap, the creditors, and the Company, discussed below. If the settlement is ultimately approved by Westcap, its creditors, the bankruptcy court, and the Company, this lawsuit would be dismissed.

On February 27, 1996, the City of Tracy, a California municipal corporation, filed a complaint in the Superior Court of San Joaquin County, California, against Westcap Securities, L.P., National Western Life Insurance Company (the Company) and others. The suit arises from derivative investments purchased by the City of Tracy from Westcap Securities, L.P., an affiliate of The Westcap Corporation. The suit alleges that The Westcap Corporation and its subsidiaries are controlled by the Company and that it is responsible for alleged wrongful acts of the Westcap subsidiaries. Plaintiff alleges that the Westcap affiliates violated fiduciary duties and responsibilities owed to the Plaintiff related to investment purchases and decisions made by the Plaintiff, breach of contract, deceit, fraud, violation of California Securities Laws, and negligence, and that the Plaintiff was financially damaged thereby. The suit seeks rescission of the investment transactions, actual and punitive damages. Westcap and the Company are of the opinions that each of them have good and adequate defenses to the suit, and they deny the allegations. Although the alleged damages would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time. The lawsuit has been removed to the U.S. Bankruptcy Court in Houston, Texas, where it is currently pending. As a creditor in the Westcap bankruptcy, the Plaintiff is represented in the Creditors' Committee settlement negotiations pending between Westcap, the creditors, and the Company, discussed below. If the settlement is ultimately approved by Westcap, its creditors, the bankruptcy court, and the Company, this lawsuit would be dismissed.

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

National Western Life Insurance Company (the Company) and National Annuity Programs, Inc. (NAP) have been sued in the District Court of Travis County, Texas, by a former agent of the Company, eight plaintiffs, and fourteen intervenors, being present and past annuity policyholders of the Company, and on behalf of an asserted class of annuity policyholders of the Company, and alleged that in the sale of certain Company annuities to the plaintiffs and intervenors the Company and NAP (i) had violated the Texas Deceptive Trade Practices-Consumer Protection Act, statutes in the Texas Insurance Code, and certain rules and regulations of the Texas Department of Insurance; (ii) committed common law fraud; (iii) were negligent; (iv) had breached a duty of good faith and fair dealing; (v) made negligent misrepresentations; (vi) committed a civil conspiracy to commit fraud; and (vii) breached policy contracts. The plaintiffs seek (i) certification of one or more classes; and
(ii) recovery of unspecified actual damages, monies paid by plaintiffs, attorneys' fees, prejudgment and postjudgment interests and costs, increased or treble damages, punitive damages, and general relief as awarded by the Court. NAP was an independent marketing general agency under contract with the Company that hired and supervised the agents marketing the annuity products on behalf of the Company. The Company and NAP have answered and denied liability, and the parties have engaged in extensive discovery. Plaintiffs'/intervenors' motions to certify classes and class representation are pending before the Court. NAP and the plaintiffs/intervenors have entered into a proposed settlement agreement between themselves whereby NAP would pay a total of $750,000 for a complete release of all alleged liabilities, which proposed settlement is subject to approval by the Court. While the Company and the plaintiffs/intervenors have engaged in mediation conferences and settlement discussions, no settlement has been reached. Although the alleged damages would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from this suit cannot be made at this time.

On December 31, 1997, National Western Life Insurance Company (National Western) filed a declaratory judgment action against National Annuity Programs, Inc. (NAP) and Robert L. Myer (Myer) for construction of a General Agent Manager Contract and amendments thereto between National Western and NAP, a declaration that the contract is enforceable, and for an award for damages. The contract was entered into in 1983 and amended in 1994, by which NAP was to market insurance and annuity products issued by National Western. The suit alleges that during the course of the contract NAP violated its terms and conditions, violated the insurance laws and regulations of the State of Texas, misrepresented the terms and conditions of National Western's insurance and annuity products, induced National Western's policyholders to relinquish or terminate its policies of insurance or annuities, and failed to use reasonable efforts to conserve its insurance and annuity products. National Western seeks (i) to withhold, deduct, and/or terminate the payment of agency commissions under the contract to NAP, which are based on future premiums received and policies maintained in force, and in 1997 totaled approximately $4,400,000; (ii) damages from breach of the contract; (iii) recovery of damages from Robert L. Myer for tortious interference with National Western's contractual relations with its policyholders; (iv) recovery of damages from Robert L. Myer for conspiracy to cause NAP to breach its contract with National Western and to induce its policyholders to terminate their policies with National Western; and (v) reasonable attorneys' fees, costs, and expenses. The parties have started discovery proceedings.

Although the alleged damages for the above-described suits would be material to the Company's consolidated financial statements, a reasonable estimate of actual losses which may result from any of these claims cannot be made at this time. Accordingly, no provision for any liability that may result from these
actions  has   been recognized  in  the  accompanying  financial  statements.
National Western Life Insurance Company is also currently a defendant in several other lawsuits, substantially all of which are in the normal course of business. In the opinion of management, the liability, if any, which may arise from these lawsuits would not have a material adverse effect on the Company's financial position.

The Westcap Corporation Bankruptcy Proceedings

On April 12, 1996, The Westcap Corporation and its wholly owned subsidiary, Westcap Enterprises, Inc., separately filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Houston Division. Westcap Enterprises, Inc. is the successor by merger to Westcap Securities Investment, Inc., Westcap Securities Management, Inc., and Westcap Securities, L.P., which prior to such merger were subsidiaries or affiliates of The
Westcap Corporation. The Creditors' Committee, the debtor Westcap, and National Western are currently engaged in discussions relating to the possible settlement of all claims by the creditors against Westcap and the claims of Westcap against National Western. The negotiations also include the possible settlement of claims by certain creditors of Westcap directly filed against the Company as the "controlling person" of Westcap. No prediction can be made at this time as to the outcome of such settlement discussions.

National Western, Westcap, and the Creditors' Committee agreed that National Western would make a $1,000,000 cash infusion to Westcap for operational expenses incurred during its bankruptcy and that such cash infusion would be credited against any future settlement or litigation recovery related to Westcap's alleged claims against National Western. Such funding was approved by the bankruptcy court on February 21, 1997, and the funds were transferred by National Western to Westcap on March 18, 1997. National Western's investment in Westcap was completely written off during 1995, and the
$1,000,000 contribution described above was reflected as a loss from discontinued operations in 1997. Any additional losses from discontinued operations will depend primarily on results of Westcap bankruptcy proceedings and settlement discussions.

On September 29, 1997, the United States Bankruptcy Court, Southern District of Texas, Houston, Texas, entered an order approving claims in the amount of $56,173,000 against The Westcap Corporation and its wholly owned subsidiary, Westcap Enterprises, Inc. The claims were filed by the Board of Trustees of Community College District No. 508, County of Cook, State of Illinois (The City Colleges). The Westcap Corporation and Westcap Enterprises, Inc. have appealed this order. While The Westcap Corporation is a wholly owned brokerage subsidiary of National Western Life Insurance Company, National Western is not a party to the order or the bankruptcy proceeding.

On February 20, 1998, The Westcap Corporation, the Creditors' Committee, and National Western reported to the bankruptcy court tentative agreements that could lead to the settlement of all claims of the creditors of Westcap and the claims of Westcap against National Western, with the exception of the claims of The City Colleges against National Western. The preliminary agreements are subject to documentation, notice and disclosure to and approval by the Westcap creditors, approval by Westcap and National Western, and approval and confirmation by the bankruptcy court. If the plan is ultimately approved and confirmed, National Western's obligations could total approximately $15 million for complete releases from all Westcap claims against National Western and creditors' claims against Westcap and National Western, except for the pending claims asserted by The City Colleges against National Western in federal court litigation. However, it remains uncertain at this time whether the tentative agreements will be approved by all the parties, including the bankruptcy court. As a result, no amounts have been accrued in the Company's financial statements for potential settlements.

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

The Company had commitments to extend credit relating to mortgage loans totaling $2,725,000 at December 31, 1997. Commitments to extend credit are legally binding agreements to lend to a customer that generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments do not necessarily represent future liquidity requirements, as some could expire without being drawn upon. The Company evaluates each customer's creditworthiness on a case-by-case basis.

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

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations. The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities. Other insurance operating expenses related to state guaranty association assessments totaled $952,000, $1,146,000, and $2,371,000 for the years ended December 31, 1997,
1996, and 1995, respectively.

(E) Changes in Accounting Principles

In December, 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-3, which provides guidance on accounting by insurance and other enterprises for assessments related to insurance activities. The SOP provides: (1) guidance for determining when an entity should recognize a liability for guaranty fund and other insurance related assessments, (2) guidance on how to measure the liability including discounting of the liability if the amount and timing of the cash payments are fixed or reliably determinable, (3) guidance on when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges, and
(4) requirements for disclosure of certain information. The Company anticipates that this SOP will not have a significant effect on its reporting of liabilities for guaranty fund assessments, as the Company is currently applying accounting procedures similar to those in the new statement. SOP 97-3 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company currently expects to implement the SOP in the first quarter of 1999.

(10) STOCKHOLDERS' EQUITY

(A) Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding is provided below:


                                                  Years Ended December 31,
                                                  1997       1996        1995
                                                       (In thousands)


Common stock shares outstanding:
   Shares outstanding at beginning of year        3,491      3,491      3,488
   Shares exercised under stock option plan           1       -          -
   Shares issued under stock bonus plan            -          -             3

Shares outstanding at end of year                 3,492      3,491      3,491


(B)  Dividend Restrictions

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The restrictions are based on statutory earnings and surplus levels of the Company. The maximum dividend payment which may be made without prior approval in 1998 is $37,351,000. The Company has never paid cash dividends on its common stock, as it follows a policy of retaining any earnings in order to finance the development of business and to meet regulatory requirements for capital.

(C)  Regulatory Capital Requirements

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

(D)  Stock Bonus Plan

During  1993  the Company  implemented  a onetime  stock  bonus plan  for  all
officers of  the Company.   Class A  common stock  restricted shares  totaling
13,496 were granted to officers based on their individual performance and contribution to the Company. The shares were subject to vesting requirements as reflected in the following schedule:



          January 1, 1993     25%
          December 31, 1993   25%
          December 31, 1994   25%
          December 31, 1995   25%


All of the 13,496 shares that were granted have been issued and were outstanding as of December 31, 1997 and 1996.

(E)  Stock and Incentive Plan

The Company has a stock and incentive plan which provides for the grant of any or all of the following types of awards to eligible employees: (1) stock options, including incentive stock options and nonqualified stock options;
(2)  stock appreciation rights, in tandem with stock options or  freestanding;
(3) restricted stock; (4) incentive awards; and (5) performance awards. The plan began on April 21, 1995, and will terminate on April 20, 2005, unless terminated earlier by the Board of Directors. The number of shares of Class A, $1.00 par value, common stock which may be issued under the plan, or as to which stock appreciation rights or other awards may be granted, may not exceed 300,000. These shares may be authorized and unissued shares or treasury shares.

All of the employees of the Company and its subsidiaries are eligible to participate in the plan. In addition, directors of the Company, other than Compensation and Stock Option Committee members, are eligible for restricted stock awards, incentive awards, and performance awards. Nonemployee directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options.

On May 19, 1995, the Committee approved the issuance of 52,500 nonqualified stock options to selected officers of the Company. The Committee also granted 7,000 nonqualified, nondiscretionary stock options to nonemployee Company directors. Additional options totaling 33,000 and 21,900 were issued to selected officers on April 19, 1996 and May 1, 1997, respectively. The directors' stock options vest 20% annually following one full year of service to the Company from the date of grant. The officers' stock options vest 20% annually following three full years of service to the Company from the date of grant. The exercise prices of the stock options were set at the fair market values of the common stock on the dates of grant. A summary of shares available for grant and stock option activity is detailed below:


                                                Options Outstanding
                                    Shares                       Weighted-
                                  Available                       Average
                                  For Grant      Shares        Exercise Price


Balance at April 21, 1995             300,000       -           $        -
Stock Options:
    Granted                          (59,500)     59,500                38.13

Balance at December 31, 1995          240,500     59,500                38.13
Stock Options:
    Granted                          (33,000)     33,000                65.00

Balance at December 31, 1996          207,500     92,500                47.71
Stock Options:
    Granted                          (21,900)     21,900                85.13
    Exercised                            -         (400)                99.75
    Forfeited                             100      (100)                75.06

Balance at December 31, 1997          185,700    113,900        $       54.92


Vested and exercisable options at December 31, 1997 and 1996 totaled 2,400 and 1,400, respectively. No options were vested and exercisable at December 31, 1995.

The following table summarizes information about stock options outstanding at December 31, 1997.


                                   Options Outstanding
                                                Weighted-
                                  Number          Average          Options
                               Outstanding    Remaining Life     Exercisable


Exercise prices:
    $38.13                            59,100        7.4 years           2,400
     65.00                            32,950        8.3 years              -
     85.13                            21,850        9.3 years              -

Totals                               113,900                            2,400


In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to measure compensation cost for plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

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

The Company has elected to continue to apply the accounting methods prescribed by APB Opinion No. 25 for its existing stock and incentive plan. No compensation costs have been recorded for the Company's existing plan using the intrinsic value based method. However, if compensation expense for the stock options had been determined using the fair value based method under SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts as follows:


                                             Years Ended December 31,
                                        1997         1996           1995
                                      (In thousands except per share amounts)


Net earnings:
   As reported                     $    41,572        46,215           19,284
   Pro forma                       $    41,211        45,975           19,186

Basic earnings per share:
   As reported                     $     11.91         13.24             5.53
   Pro forma                       $     11.80         13.17             5.50

Diluted earnings per share:
   As reported                     $     11.81         13.17             5.52
   Pro forma                       $     11.70         13.10             5.49


The fair value of the options used in estimating the pro forma amounts above were estimated on the date of grant using an option pricing model with the weighted-average assumptions as detailed below:


                                             Options Granted in
                                           Years Ended December 31,
                                    1997               1996             1995

Risk-free interest rates              5.4%               6.5%             6.4%
Dividend yields                        -                  -                -
Volatility factors                   32.1%              32.6%            32.5%
Weighted-average
expected life                      7 years            7 years          7 years
Weighted-average
fair value per share            $    39.08          $   31.63        $   18.56



(F) Changes in Accounting Principles

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

Prior to issuance of SFAS No. 130, some changes in equity were displayed in the income statement, which reports the results of operations, while other changes were included directly in balances within a separate component of equity in the statement of financial position. SFAS No. 130 will affect the Company's reporting presentation of certain items such as foreign currency translation adjustments and unrealized gains and losses on investment securities. These items will now be a component of other comprehensive income. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will implement this statement in the first quarter of 1998.


(11) EARNINGS PER SHARE

In February, 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." This statement changes the computation, presentation, and disclosure requirements for earnings per share (EPS). SFAS No. 128 replaces the presentation of primary and fully diluted EPS with basic and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The Company adopted SFAS No. 128 effective December 31, 1997. In accordance with the new statement, prior period earnings per share data has been restated in the accompanying financial statements. The following table sets forth the computation of basic and diluted earnings per share:


                                                Years Ended December 31,
                                              1997        1996       1995
                                     (In thousands except per share amounts)


Numerator for basic and diluted
earnings per share:
   Income from continuing operations
   available to common stockholders
   before and after assumed conversions   $    42,572      46,215     35,634

Denominator:
   Basic earnings per share -
   weighted-average shares                      3,491       3,491      3,488

   Effect of dilutive stock options                30          19          5

   Diluted earnings per share -
   adjusted weighted-average shares
   for assumed conversions                      3,521       3,510      3,493

Basic earnings per share                  $     12.20       13.24      10.22

Diluted earnings per share                $     12.09       13.17      10.20


(12) FOREIGN SALES AND SIGNIFICANT AGENCY RELATIONSHIPS

Total direct premium revenues and universal life and annuity contract deposits related to insurance written in foreign countries, primarily in Central and South America, were approximately $57,769,000, $56,689,000, and $57,407,000, for the years ended December 31, 1997, 1996, and 1995, respectively.

A significant portion of the Company's universal life and investment annuity contracts were sold through three marketing agencies. Combined business from these agencies accounted for approximately 21%, 31%, and 34% of total direct premium revenues and universal life and investment annuity contract deposits for 1997, 1996, and 1995, respectively.


(13) SEGMENT INFORMATION

(A) Insurance and Discontinued Brokerage Operations

A summary of financial information for the Company's two industry segments follows:


                          Life    Discontinued
                       Insurance    Brokerage     Adjustments    Consolidated
                       Operations  Operations         (B)          Amounts
                                           (In thousands)


Gross revenues:
    1997             $    312,274           32(A)        (32)         312,274
    1996                  311,209          373(A)       (373)         311,209
    1995                  287,816        5,112(A)     (5,693)         287,235

Net earnings
(losses):
    1997             $     42,572      (1,000)           -             41,572
    1996                   46,215         -              -             46,215
    1995                   35,634     (16,350)           -             19,284

Identifiable
assets:
    1997             $  3,224,671          892           -          3,225,563
    1996                3,119,572        1,257           -          3,120,829
    1995                2,952,282        6,177           -          2,958,459


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


(B) Changes in Accounting Principles

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments, such as segment profit or loss, certain specific revenue and expense items, and segment assets. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Although the Company currently reports certain information about its operating segments, products, geographical distribution of business, and major customers, this new standard will require expanded disclosures related to these items. The Company anticipates that the expanded disclosures will require additional information about its life insurance and annuity products as well as its domestic and international operations. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will implement this statement in its December 31, 1998, financial statements.


(14) UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations are summarized as follows:


                                  First      Second      Third       Fourth
                                 Quarter    Quarter     Quarter      Quarter
                                     (In thousands except per share data)


1997:
Revenues                      $   72,916      80,924      76,094       82,340

Earnings from
continuing operations         $    6,752      11,798       9,529       14,493
Losses from
discontinued operations          (1,000)         -           -            -
Net earnings                  $    5,752      11,798       9,529       14,493

Basic earnings per share:
Earnings from
continuing operations         $     1.94        3.38        2.73         4.15
Losses from
discontinued operations           (0.29)         -           -            -
Net earnings                  $     1.65        3.38        2.73         4.15

Diluted earnings per share:
Earnings from
continuing operations         $     1.92        3.35        2.71         4.11
Losses from
discontinued operations           (0.28)         -           -            -
Net earnings                  $     1.64        3.35        2.71         4.11


1996:
Revenues                      $   75,469      79,510      76,725       79,505

Net earnings                  $    8,744      11,840      12,560       13,071

Basic earnings per share:
Net earnings                  $     2.50        3.40        3.59         3.75

Diluted earnings
per share:
Net earnings                  $     2.49        3.38        3.58         3.72



The fourth quarter net earnings in 1997 reflect the following significant items:

Net earnings for the quarter ended December 31, 1997, were $14,493,000 compared to $13,071,000 for the fourth quarter of 1996. This reflects an increase of $1,422,000, or 10.9%, over 1996 fourth quarter earnings. Increases in universal life and annuity contract revenues of 12.8% and net investment income of 4.0% contributed to the higher earnings. Life insurance benefit claims were also down 7.7%, which had a positive effect on 1997 fourth quarter earnings. Realized gains, net of taxes, included in net earnings totaled $509,000 and $219,000 for the fourth quarters 1997 and 1996, respectively.

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


(15) FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Policy loans: The fair value for policy loans is calculated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 1997 and 1996. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts. As a result, these assumptions incorporate both Company experience and mortality assumptions associated with such contracts.

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

Investment annuity and supplemental contracts: Fair value of the Company's liabilities for deferred investment annuity contracts is estimated to be the cash surrender value of each contract. The cash surrender value represents the policyholder's account balance less applicable surrender charges. The fair value of liabilities for immediate investment annuity contracts and supplemental contracts with and without life contingencies is estimated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 1997 and 1996.

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

The carrying amounts and fair values of the Company's financial instruments are as follows:


                                December 31, 1997        December 31, 1996
                              Carrying       Fair      Carrying       Fair
                                Value       Value        Value        Value
                                              (In thousands)


ASSETS
Investments in debt and
equity securities:
    Securities held
    to maturity            $  1,874,643   1,949,876    1,873,561    1,896,847
    Securities available
    for sale                    651,736     651,736      527,627      527,627

Cash and short-term
investments                       7,870       7,870       11,358       11,358
Mortgage loans                  181,878     192,640      193,311      202,961
Policy loans                    133,826     152,809      142,077      154,681
Life interest in Libbie
Shearn Moody Trust                4,636      16,668        4,922       18,614
Assets of
discontinued
operations - cash                   269         269          270          270


LIABILITIES
Deferred investment
annuity contracts          $  1,934,019   1,703,599    1,927,220    1,688,417
Immediate investment
annuity and
supplemental contracts          196,827     205,042      163,444      163,860


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


(16)  DISCONTINUED BROKERAGE OPERATIONS

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

As a result of the discontinued operations and subsequent bankruptcy filing, Westcap's assets are being carried at their estimated fair value, and its liabilities include estimated costs related to ceasing operations. These estimated costs consist primarily of general and legal expenses. The preparation of Westcap's 1997 and 1996 financial statements required assumptions by management that included assumptions regarding the fair value of assets and expenses to be incurred. In accordance with generally accepted accounting principles, the assets and liabilities of Westcap have been reclassified in the accompanying consolidated balance sheets to separately identify them as assets and liabilities of discontinued operations. Losses from discontinued brokerage operations have also been reflected separately from continuing operations of the Company. The 1995 losses from discontinued operations resulted in the complete write-off of National Western Life Insurance Company's investment in Westcap on a consolidated basis. However, a $1,000,000 cash infusion was made to Westcap on March 18, 1997, for operational expenses incurred during its bankruptcy. This contribution was reflected as a loss from discontinued operations in the first quarter of 1997. Any additional losses from discontinued operations will depend primarily on results of Westcap bankruptcy proceedings and settlement discussions. The bankruptcy filing and events and settlement discussions subsequent to the filing are more fully described in Note 9, Commitments and Contingencies.

(B)  Summary Financial Statements and Significant Disclosures

A summary of Westcap's financial statements for the years ended September 30, 1997, 1996, and 1995 is provided below. Westcap's fiscal year-end is September 30. Although reported in detail below, these assets and liabilities have been aggregated and reported as assets and liabilities of discontinued operations in the accompanying financial statements. Likewise, all revenues and expenses have been netted and reported separately in the accompanying financial statements as losses from discontinued operations.


                                                       September 30,
                                                1997       1996        1995
                                                      (In thousands)


Assets:
    Cash                                   $       269        270       5,646
    Other assets                                   623        987         531

                                           $       892      1,257       6,177

Liabilities and Stockholder's Deficit:
    Liabilities                            $     1,625      2,744       7,430
    Stockholder's deficit                        (733)    (1,487)     (1,253)

                                           $       892      1,257       6,177




                                                 Years Ended September 30,
                                                1997       1996        1995
                                                      (In thousands)


Revenues                                   $        32        373       5,112

Expenses                                           278        607      22,715

Net losses                                 $     (246)      (234)    (17,603)


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



            NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                   SCHEDULE I
                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                December 31, 1997
                                 (In thousands)


                                                                   Balance
                                         (1)         Market         Sheet
Type of Investment                       Cost         Value         Amount


Fixed maturity bonds:
    Securities held to maturity:
        United States government
        and government
        agencies and authorities    $     23,867        24,198         23,867
        States, municipalities,
        and political
        subdivisions                      26,996        29,545         26,996
        Foreign governments               51,331        53,688         51,331
        Public utilities                 271,478       281,058        271,478
        Corporate                      1,034,677     1,077,402      1,034,677
        Mortgage-backed                  451,515       469,402        451,515
        Asset-backed                      14,779        14,583         14,779
    Total securities held
    to maturity                        1,874,643     1,949,876      1,874,643


     Securities available
     for sale:
         United States government
         and government
         agencies and authorities          3,219         3,442          3,442
         Public utilities                 58,567        61,508         61,508
         Corporate                       232,980       244,945        244,945
         Mortgage-backed                 240,479       253,657        253,657
         Asset-backed                     72,918        74,898         74,898
     Total securities available
     for sale                            608,163       638,450        638,450

Total fixed maturity bonds             2,482,806     2,588,326      2,513,093

Equity securities:
     Securities available
     for sale:
           Common stocks:
                Public utilities             192           314            314
                Banks, trust and
                insurance
                companies                    195         2,651          2,651
                Industrial
                and other                     86           105            105
           Preferred stocks                9,638        10,216         10,216
Total equity securities                   10,111        13,286         13,286

Mortgage loans (2)                       173,832                      169,192
Policy loans                             133,826                      133,826
Other long-term investments (3)           29,609                       27,387
Cash and short-term investments            7,870                        7,870
Total investments other than
investments in related parties      $  2,838,054                    2,864,654


(Continued on next page)





             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                              SCHEDULE I, CONTINUED
                              SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                December 31, 1997



                             Notes to Schedule I

(1) Fixed maturity bonds are shown at amortized cost, mortgage loans are shown at unpaid principal balances before allowances for possible losses of $4,640,000, and real estate is stated at cost before allowances for possible losses of $2,222,000.

(2) Mortgage loans with related parties totaling $12,686,000 have been excluded.

(3)  Real  estate   acquired  by  foreclosure  included  in  other   long-term
investments is as follows: cost $4,214,000; balance sheet amount $3,238,000.



            NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                   SCHEDULE V
                        VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1997, 1996, and 1995
                                 (In thousands)


                      Balance      (1)
                        at     Charged to                          Balance at
                     Beginning  Costs and     (2)         (3)        End of
    Description      of Period  Expenses   Reductions  Transfers     Period


Valuation
accounts
deducted
from applicable
assets:

Allowance for
possible losses
on brokerage
trade receivables:

December 31, 1997   $     -           -          -          -            -

December 31, 1996   $     -           -          -          -            -

December 31, 1995   $    1,000        -       (1,000)       -            -

Allowance for
possible
losses on
mortgage loans:

December 31, 1997   $    5,988       1,133    (2,408)      (73)         4,640

December 31, 1996   $    5,668         500      (180)       -           5,988

December 31, 1995   $    5,929        -         (261)       -           5,668


Allowance for
possible
losses on real
estate:

December 31, 1997   $    2,288          46      (185)        73         2,222

December 31, 1996   $    2,152         526      (390)       -           2,288

December 31, 1995   $    1,803         882      (533)       -           2,152


(1) Except for expenses related to brokerage trade receivables, which are charged to discontinued operations, these amounts were charged to realized gains and losses on investments.
(2) These amounts were related to charge off of assets against the allowances.
(3) These amounts were transferred to real estate.



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   NATIONAL WESTERN LIFE INSURANCE COMPANY


Date: March 27, 1998               /S/ Robert L. Moody
                                   By:  Robert L. Moody, Chairman of the
                                   Board, Chief Executive Officer, and
                                   Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                 Title (Capacity)               Date

/S/ Robert L. Moody       Chairman of the Board,           March 27, 1998
Robert L. Moody           Chief Executive Officer,
                          and Director
                          (Principal Executive Officer)

/S/ Ross R. Moody         President, Chief Operating       March 27, 1998
Ross R. Moody             Officer, and Director

/S/ Robert L. Busby, III  Senior Vice President - Chief    March 27, 1998
Robert L. Busby, III      Administrative Officer, Chief
                          Financial Officer and
                          Treasurer
                          (Principal Financial Officer)

/S/ Vincent L. Kasch      Vice President - Controller      March 27, 1998
Vincent L. Kasch          and Assistant Treasurer
                          (Principal Accounting
                          Officer)

                          Director                         March 27, 1998
Arthur O. Dummer

                          Director                         March 27, 1998
Harry L. Edwards

/S/ E. Douglas McLeod     Director                         March 27, 1998
E. Douglas McLeod

/S/ Charles D. Milos,     Director                         March 27, 1998
Jr.
Charles D. Milos, Jr.

                          Director                         March 27, 1998
Frances A. Moody

/S/ Russell S. Moody      Director                         March 27, 1998
Russell S. Moody


/S/ Louis E. Pauls, Jr.   Director                         March 27, 1998
Louis E. Pauls, Jr.

                          Director                         March 27, 1998
E.J. Pederson