Form 10-Q
period 1998-03-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 1998-05-15
CIK 70684

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

[ X  ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1998

[    ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________

                       Commission File Number: 2-17039


                   NATIONAL WESTERN LIFE INSURANCE COMPANY
            (Exact name of Registrant as specified in its charter)


          COLORADO                                   84-0467208
(State of Incorporation)              (I.R.S. Employer Identification Number)


     850 EAST ANDERSON LANE
     AUSTIN, TEXAS 78752-1602                         (512) 836-1010
(Address of Principal Executive Offices             (Telephone Number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [ X  ]     No  [      ]


As of May 13, 1998, the number of shares of Registrant's common stock outstanding was: Class A - 3,292,538 and Class B - 200,000.




           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    INDEX


Part I.  Financial Information:                                      Page

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets -
March 31, 1998 (Unaudited) and December 31, 1997

Condensed Consolidated Statements of Earnings -
For the Three Months Ended March 31, 1998 and 1997 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 1998 and 1997 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity -
For the Three Months Ended March 31, 1998 and 1997 (Unaudited)

Condensed Consolidated Statements of Cash Flows -
For the Three Months Ended March 31, 1998 and 1997 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Part II.  Other Information:

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit 11 - Computation of Earnings per Share -
For the Three Months Ended March 31, 1998 and 1997 (Unaudited)





                          PART I.  FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Thousands)


                                                   (Unaudited)
                                                    March 31,   December 31,
                                                      1998          1997


ASSETS
Cash and investments:
    Securities held to maturity,
    at amortized cost                            $   1,896,056     1,874,643
    Securities available for sale,
    at fair value                                      673,574       651,736
    Mortgage loans, net of allowances
    for possible
    losses ($4,640 and $4,640)                         176,130       181,878
    Policy loans                                       131,797       133,826
    Other long-term investments                         29,671        27,387
    Cash and short-term investments                      2,496         7,870

Total cash and investments                           2,909,724     2,877,340

Accrued investment income                               40,720        41,050
Deferred policy acquisition costs                      293,265       291,079
Other assets                                            15,432        15,202
Assets of discontinued operations                          774           892

                                                 $   3,259,915     3,225,563


Note: The balance sheet at December 31, 1997, has been taken from the audited financial statements at that date. Certain reclassifications have been made in accordance with the implementation of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."

See accompanying notes to condensed consolidated financial statements.



               NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands Except Shares Outstanding)


                                                  (Unaudited)
                                                   March 31,    December 31,
                                                      1998          1997


    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Future policy benefits:
    Traditional life and annuity products       $      169,412        170,423
    Universal life and investment
    annuity contracts                                2,597,428      2,580,867
Other policyholder liabilities                          24,544         25,001
Federal income taxes payable:
    Current                                              6,177          2,470
    Deferred                                            13,145         13,153
Other liabilities                                       37,813         31,894
Liabilities of discontinued operations                     774            892

Total liabilities                                    2,849,293      2,824,700

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:

Common stock:
    Class A - $1 par value; 7,500,000 shares
    authorized;  3,291,738 shares issued and
    outstanding in 1998 and 1997                         3,292          3,292
    Class  B -  $1 par  value; 200,000
    shares authorized, issued, and
    outstanding in 1998 and 1997                           200            200
Additional paid-in capital                              24,662         24,662
Accumulated other comprehensive income                  15,657         16,268
Retained earnings                                      366,811        356,441


Total stockholders' equity                             410,622        400,863

                                                $    3,259,915      3,225,563



Note: The balance sheet at December 31, 1997, has been taken from the audited financial statements at that date. Certain reclassifications have been made in accordance with the implementation of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."

See accompanying notes to condensed consolidated financial statements.




             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)
                     (In Thousands Except Per Share Amounts)


                                                       1998          1997


Premiums and other revenue:
    Life and annuity premiums                   $       3,110         3,720
    Universal life and investment
    annuity contract revenues                          20,300        19,431
    Net investment income                              55,538        52,553
    Other income                                          535            68
    Realized gains (losses) on investments                662       (2,856)

Total premiums and other revenue                       80,145        72,916

Benefits and expenses:
    Life and other policy benefits                     10,674         9,699
    Decrease in liabilities for
    future policy benefits                              (957)         (718)
    Amortization of deferred policy
    acquisition costs                                   8,945         9,702
    Universal life and investment
    annuity contract interest                          38,335        37,720
    Other insurance operating expenses                  7,241         6,927


Total benefits and expenses                            64,238        63,330

Earnings before Federal income taxes
and discontinued operations                            15,907         9,586

Provision for Federal income taxes:
    Current                                             5,217         2,677
    Deferred                                              320           157

Total Federal income taxes                              5,537         2,834

Earnings from continuing operations                    10,370         6,752

Losses from discontinued operations                        -        (1,000)

Net earnings                                    $      10,370         5,752


Basic Earnings Per Share:
    Earnings from continuing operations         $        2.97          1.94
    Losses from discontinued operations                    -         (0.29)

Net earnings                                    $        2.97          1.65

Diluted Earnings Per Share:
    Earnings from continuing operations         $        2.94          1.92
    Losses from discontinued operations                    -         (0.28)

Net earnings                                    $        2.94          1.64


See accompanying notes to condensed consolidated financial statements.





             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)
                                  (In Thousands)


                                                       1998          1997


Net earnings                                    $      10,370         5,752

Other comprehensive income,
net of effects of deferred
policy acquisition costs and taxes:
    Unrealized losses on securities:
        Unrealized holding losses
        arising during period                           (346)       (2,666)
        Less: reclassification
        adjustment for losses
        included in net earnings                          -               1
        Amortization of net unrealized gains
        related to transferred securities               (323)         (236)

        Net unrealized losses on securities             (669)       (2,901)

    Foreign currency translation adjustments               58         1,699

Other comprehensive income                              (611)       (1,202)

Comprehensive income                            $       9,759         4,550


See accompanying notes to condensed consolidated financial statements.



             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)
                                  (In Thousands)


                                                        1998          1997


Common stock shares outstanding at
beginning of year and end of period                      3,492         3,491


Common stock at beginning of
year and end of period                           $       3,492         3,491


Additional paid-in capital at
beginning of year and end of period                     24,662        24,647

Accumulated other comprehensive income:
     Unrealized gains (losses) on securities:
        Balance at beginning of year                    13,782         9,853
        Change in unrealized gains
        (losses) during period                           (669)       (2,901)

        Balance at end of period                        13,113         6,952

    Foreign currency translation adjustments:
        Balance at beginning of year                     2,486            -
        Change in translation adjustments
        during period                                       58         1,699

        Balance at end of period                         2,544         1,699

Accumulated other comprehensive
income at end of period                                 15,657         8,651

Retained earnings:
    Balance at beginning of year                       356,441       314,869
    Net earnings                                        10,370         5,752

Retained earnings at end of  period                    366,811       320,621

Total stockholders' equity                       $     410,622       357,410



See accompanying notes to condensed consolidated financial statements.





             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)
                                  (In Thousands)


                                                        1998          1997


Cash flows from operating activities:
    Net earnings                                 $      10,370         5,752
    Adjustments to reconcile net
    earnings to net cash
    from operating activities:
    Universal life and investment
    annuity contract interest                           38,335        37,720
    Surrender charges and
    other policy revenues                             (10,415)       (9,986)
    Realized (gains) losses on investments               (662)         2,856
    Accrual and amortization
    of investment income                               (1,870)       (1,683)
    Depreciation and amortization                          242           181
    Increase in insurance receivables
    and other assets                                     (151)         (607)
    Decrease in accrued investment income                  330         1,008
    Decrease (increase) in deferred
    policy acquisition costs                           (1,714)         1,322
    Decrease in liability for
    future policy benefits                               (957)         (718)
    Increase (decrease) in other
    policyholder liabilities                             (457)         1,607
    Increase in Federal income taxes payable             4,026         2,702
    Increase in other liabilities                        5,919         3,053
    Other                                              (1,270)            -

Net cash provided by operating activities               41,726        43,207


Cash flows from investing activities:
    Proceeds from sales of:
       Securities held to maturity                       2,978            -
       Securities available for sale                        -             15
       Other investments                                   391           728
    Proceeds from maturities and redemptions of:
       Securities held to maturity                      27,394        35,069
       Securities available for sale                    18,079        11,292
    Purchases of:
       Securities held to maturity                    (49,476)      (81,433)
       Securities available for sale                  (41,263)         (500)
       Other investments                               (1,540)         (105)
    Principal payments on mortgage loans                 9,016         3,534
    Cost of mortgage loans acquired                    (3,211)       (3,481)
    Decrease in policy loans                             2,029         2,376
    Decrease (increase) in assets
    of discontinued operations                             118         (266)
    Increase (decrease) in liabilities
    of discontinued operations                           (118)           266
    Other                                                (138)          (77)

Net cash used in investing activities                 (35,741)      (32,582)



(Continued on next page)



             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)
                                  (In Thousands)



                                                      1998          1997


Cash flows from financing activities:
    Deposits to account balances
    for universal life
    and investment annuity contracts             $      74,784        62,362
    Return of account balances on universal
    life and investment annuity contracts             (86,143)      (73,239)


Net cash used in financing activities                 (11,359)      (10,877)

Net decrease in cash and
short-term investments                                 (5,374)         (252)
Cash and short-term investments
at beginning of year                                     7,870        11,358

Cash and short-term investments
at end of period                                 $       2,496        11,106



See accompanying notes to condensed consolidated financial statements.


             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly-owned subsidiaries (the Company), The Westcap Corporation (Westcap), NWL Investments, Inc., NWL Properties, Inc., NWL 806 Main, Inc., NWL Services, Inc., and NWL Financial, Inc. The Westcap Corporation ceased brokerage operations during 1995 and filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in 1996. As a result, The Westcap Corporation is reflected as discontinued operations in the accompanying financial statements. All significant intercorporate transactions and accounts have been eliminated in consolidation.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


(2)  DIVIDENDS

The Company paid no cash dividends on common stock during the three months ended March 31, 1998 and 1997.


(3)  DISCONTINUED BROKERAGE OPERATIONS

National Western Life Insurance Company's brokerage subsidiary, The Westcap Corporation, is currently in reorganization bankruptcy. As a result of brokerage losses and the resulting bankruptcy, National Western Life's investment in Westcap was completely written off during 1995. No earnings or losses were reported for discontinued operations for the first quarter of 1998. However, a $1,000,000 cash infusion was made to Westcap on March 18, 1997, for operational expenses incurred during its bankruptcy. This contribution was reflected as losses from discontinued operations in the first quarter of 1997.

The Westcap Corporation, the Creditors' Committee, and National Western Life filed documents with the bankruptcy court on April 30, 1998, that could lead to the settlement of all claims of the creditors of Westcap and the claims of Westcap against National Western Life, with the exception of the claims of Chicago City Colleges against National Western Life. The next step in the settlement process is the approval of such agreements by the Westcap creditors, Westcap and National Western Life, and the bankruptcy court. This process is anticipated to take several months. If the plan is ultimately approved and confirmed, National Western Life's obligations could total approximately $15 million for complete releases from all claims, except for the pending claims asserted by Chicago City Colleges against National Western Life in federal court litigation. It remains uncertain at this time whether the settlement will be approved by all the parties, including the bankruptcy court. Accordingly, no amounts have been accrued in the Company's financial statements for potential settlements.


(4)  COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

SFAS No. 130 affects the Company's reporting presentation of certain items such as foreign currency translation adjustments and unrealized gains and losses on investment securities. These items are now a component of other comprehensive income, as reported in the accompanying financial statements. Prior period financial statements have been reclassified for comparative purposes in accordance with SFAS No. 130. Components of other comprehensive income and related taxes are provided below for the three months ended March 31, 1998 and 1997:


                                              Amounts                Amounts
                                              Before     (Taxes)     Net of
                                               Taxes     Benefits     Taxes
                                                      (In thousands)


1998:
Unrealized gains (losses)
on securities, net of
effects of deferred
policy acquisition costs
of $689:
    Unrealized holding gains
    (losses) arising during period         $     (533)         187      (346)
    Less: reclassification adjustment
    for (gains) losses included
    in net earnings                                -            -          -
    Amortization of net unrealized gains
    related to transferred securities            (497)         174      (323)

    Net unrealized gains
    (losses) on securities                     (1,030)         361      (669)

Foreign currency translation adjustments            90        (32)         58

Other comprehensive income                 $     (940)         329      (611)


1997:
Unrealized gains (losses) on
securities, net of effects of
deferred policy acquisition
costs of $4,522:
    Unrealized holding gains (losses)
    arising during period                  $   (4,101)       1,435    (2,666)
    Less: reclassification adjustment
    for (gains) losses included
    in net earnings                                  2         (1)          1
    Amortization of net unrealized gains
    related to transferred securities            (363)         127      (236)

   Net unrealized gains
   (losses) on securities                      (4,462)       1,561    (2,901)

Foreign currency translation adjustments         2,614       (915)      1,699

Other comprehensive income                 $   (1,848)         646    (1,202)




(5)   STOCK AND INCENTIVE PLAN

On April 17, 1998, the Board of Directors approved the issuance of an additional 48,500 nonqualified stock options to selected officers of the Company. The options were granted under the National Western Life Insurance Company 1995 Stock and Incentive Plan.

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


                                     Three Months Ended March 31,
                                          1998           1997


United States domestic market:
     Investment annuities                 77.3 %          75.1%
     Life insurance                        8.6             9.2

Total domestic market                     85.9            84.3

International market:
     Investment annuities                   -              0.6
     Life insurance                       14.1            15.1

Total international market                14.1            15.7

Total direct premiums collected          100.0 %         100.0%



Insurance Operations - Domestic Division

The Company's Domestic Division concentrates marketing efforts on federal employees, seniors, and specific employee groups in private industry, as well as individual sales. The products marketed are annuities, universal life insurance, and traditional life insurance, which includes both term and whole life products. The majority of products sold are the Company's annuities, which include single and flexible premium deferred annuities, single premium immediate annuities, and a newly introduced equity-indexed annuity. Most of these annuities can be sold as tax qualified or nonqualified products.

National Western Life markets and distributes its domestic products primarily through independent marketing organizations (IMOs). These IMOs assist the Company in recruiting, contracting, and managing agents. The Company currently has over 30 IMOs contracted for sales of life and annuity products. Current marketing plans are to increase the number of IMOs under contract by adding qualified, select organizations each year that are able to meet minimum production standards.

Insurance Operations - International Division

The Company's International Division issues policies to foreign nationals in upper socioeconomic classes with substantial financial resources. Insurance sales are primarily on residents from Central and South America, the Caribbean, and increasingly the Pacific Rim. Providing insurance policies to residents in numerous countries in these different regions provides diversification that helps to minimize large fluctuations in sales that can occur due to various economic, political, and competitive pressures that may occur from one country to another. Products sold in the international market are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available through the International Division. The Company minimizes exposure to foreign currency risks, as almost all foreign policies require payment of premiums and claims in United States dollars.

The International Division's sales production is from independent broker-agents, many of whom have been selling National Western Life products for 20 or more years. Currently marketing plans include expanding sales networks in specifically targeted South American and Pacific Rim countries which have higher growth potential than other countries. These plans also include the introduction in 1998 of two new equity-indexed investment products similar to the Domestic Division's new equity-indexed annuity. While National Western Life increases its sales efforts in the international arena, the Company remains committed to its conservative, yet competitive, underwriting practices which historically have resulted in claims experience similar to that in the United States.

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

Investments in debt and equity securities are classified and reported as either securities held to maturity or securities available for sale. The Company does not maintain a portfolio of trading securities. The reporting category chosen for the Company's securities investments depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. At March 31, 1998, approximately 25.5% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

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

Securities that are not classified as held to maturity are reported as securities available for sale. These securities may be sold if market or other measurement factors change unexpectedly after the securities were acquired. For example, opportunities arise that allow the Company to improve the performance and credit quality of the investment portfolio by replacing an existing security with an alternative security while still maintaining an appropriate matching of expected maturities of assets and liabilities. Examples of such improvements are as follows: improving the yield earned on invested assets, improving the credit quality, changing the duration of the portfolio, and selling securities in advance of anticipated calls or other prepayments. Securities available for sale are reported in the Company's financial statements at fair value. Any unrealized gains or losses resulting from changes in the fair value of the securities are reflected as components of stockholders' equity and other comprehensive income.

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

The Company's overall conservative investment philosophy is reflected in the allocation of its investments which is detailed below as of March 31, 1998 and December 31, 1997. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and real estate.


                                          Percent of Investments
                                         March 31,     December 31,
                                           1998            1997


Debt securities                             87.8%           87.3%
Mortgage loans                               6.1             6.3
Policy loans                                 4.5             4.7
Equity securities                            0.5             0.5
Real estate                                  0.5             0.5
Other                                        0.6             0.7

Totals                                     100.0%          100.0%



Portfolio Analysis

The Company maintains a diversified debt securities portfolio which consists of various types of fixed income securities including primarily corporate, mortgage-backed securities, and public utilities. Investments in mortgage-backed securities include U.S. government agency and private issue pass-through securities and collateralized mortgage obligations (CMOs).

At March 31, 1998, the Company's debt and equity securities were classified as follows:


                                                                      Gross
                                        Fair         Amortized     Unrealized
                                        Value           Cost          Gains
                                                    (In thousands)


Securities held to maturity:
    Debt securities              $     1,970,156       1,896,056       74,100
Securities available for sale:
    Debt securities                      658,620         629,901       28,719
    Equity securities                     14,954          11,266        3,688

Totals                           $     2,643,730       2,537,223      106,507



As detailed above, debt securities classified as held to maturity comprise the majority of the Company's securities portfolio, while equity securities are a small component of the portfolio. Gross unrealized gains totaling $106,507,000 on the securities portfolio at March 31, 1998, is a reflection of market interest rates at quarter-end. The fair values, or market values, of fixed income debt securities correlate to external market interest rate conditions. Because the interest rates are fixed on almost all of the Company's debt securities, market values typically increase when market interest rates decline, and decrease when market interest rates rise. An analysis of gross unrealized gains and losses on the Company's securities portfolio for the quarter ended March 31, 1998, is detailed below:


                                                                  Change in
                                    Gross Unrealized Gains       Unrealized
                                        At            At       Gains (Losses)
                                    March 31,    December 31,    During 1st
                                       1998          1997       Quarter 1998
                                                 (In thousands)


Securities held to maturity:
    Debt securities              $       74,100         75,233         (1,133)
Securities available for sale:
    Debt securities                      28,719         30,287         (1,568)
    Equity securities                     3,688          3,175             513

Totals                           $      106,507        108,695         (2,188)



Changes in interest rates typically have a significant impact on the market values of the Company's debt securities. Unrealized gains at March 31, 1998, decreased only slightly from year-end 1997 as market interest rate fluctuations were minimal. Because the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in market values have relatively small effects on the Company's financial statements. Also, the Company has the intent and ability to hold these securities to maturity, and it is unlikely that sales of such securities would be required which would realize market gains or losses.

An important aspect of the Company's investment philosophy is managing the cash flow stability of the portfolio. Because expected maturities of securities may differ from contractual maturities due to prepayments, extensions, and calls, the Company takes steps to manage and minimize such risks. The Company continues to invest primarily in corporate debt securities, many of which are noncallable, which helps reduce prepayment and call risks. At March 31, 1998, corporate and public utility securities represented over 66% of the entire debt securities portfolio.

Mortgage-backed securities are also an important component of the Company's debt securities portfolio, representing 26% of the portfolio at March 31, 1998. Although holdings of mortgage-backed securities are subject to prepayment and extension risks, both of these risks are addressed by specific portfolio management strategies which add stability to the Company's cash flow management. The Company substantially reduces both prepayment and extension risks of mortgage-backed securities by investing primarily in collateralized mortgage obligations which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I (PAC I) CMOs, are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

As of March 31, 1998, CMOs represent about 90% of the Company's mortgage-backed securities, and PAC I CMOs account for approximately 90% of this CMO portfolio. The CMOs in the Company's portfolio have been modeled and subjected to detailed, comprehensive analysis by the Company's investment staff. The overall structure of the CMO as well as the individual tranche being considered for purchase have been evaluated to ensure that the security fits appropriately within the Company's investment philosophy and asset/liability management parameters. The Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension, and credit risks.

In addition to managing prepayment, extension, and call risks, the Company closely manages the credit quality of its investments in debt securities.
Thorough credit analysis is performed on potential corporate investments including examinations of a company's credit and industry outlook, financial ratios and trends, and event risks. The Company continues to follow its conservative investment philosophy by minimizing its holdings of below investment grade debt securities, as these securities generally have greater default risk than higher rated corporate debt. These issuers usually are more sensitive to adverse industry or economic conditions than are investment grade issuers. The Company's small holdings of below investment grade debt securities are summarized below. The decrease in below investment grade debt securities from 1997 is due to a rating upgrade of one security and a sale of another security.


                                                 Below Investment
                                               Grade Debt Securities
                                                                      % of
                                       Carrying        Market      Invested
                                         Value          Value        Assets
                                                  (In thousands)


March 31, 1998                   $        33,055         33,860         1.1%

December 31, 1997                $        41,149         41,969         1.4%

December 31, 1996                $        38,696         38,784         1.4%


The Company's strong credit risk management and commitment to quality has resulted in minimal defaults in the debt securities portfolio in recent years. In fact, at March 31, 1998 and December 31, 1997, no securities were in default and on nonaccrual status. Also, during the quarter ended March 31, 1998, the Company sold a held to maturity security due to the significant credit deterioration of the issuing company. Amortized cost of the security totaled $2,981,000 and a realized loss of $3,000 was recognized on the sale.


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

While mortgage loans remain an important component of the Company's investment portfolio, loans as a percentage of the portfolio have been declining in recent years. Competition for high quality mortgage loans in a declining interest rate environment has impacted the Company's level of mortgage loan originations, and the Company is unwilling to compromise its strict underwriting guidelines to maintain specific mortgage loan levels.

The Company's direct investments in real estate are not a significant portion of its total investment portfolio, and the majority of real estate owned was acquired through mortgage loan foreclosures. However, the Company also participates in several real estate joint ventures and limited partnerships. The joint ventures and partnerships invest primarily in income-producing retail properties.

Portfolio Analysis

The Company held net investments in mortgage loans totaling $176,130,000 and $181,878,000, or 6.1% and 6.3% of total invested assets, at March 31, 1998, and December 31, 1997, respectively. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

The diversification of the mortgage loan portfolio by geographic regions of the United States and by property type as of March 31, 1998 and December 31, 1997, was as follows:


                                         March 31,       December 31,
                                            1998             1997


West South Central                           53.8%             54.9%
South Atlantic                               11.7              11.4
Mountain                                     11.6              11.3
Pacific                                       8.2               8.0
East South Central                            5.3               5.2
East North Central                            4.0               3.9
Other                                         5.4               5.3

Totals                                      100.0%            100.0%



                                         March 31,       December 31,
                                            1998             1997

Retail                                       61.5%             62.2%
Office                                       17.0              16.6
Hotel/Motel                                   8.1               7.9
Apartment                                     4.2               4.1
Land/Lots                                     3.3               3.3
Nursing Homes                                 3.2               3.2
Other                                         2.7               2.7

Totals                                      100.0%            100.0%



As of March 31, 1998, allowance for possible losses on mortgage loans was $4,640,000. No additions were made to the allowance in the first quarter of 1998. Although management believes that the current balance is adequate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the West South Central region which includes Texas, Louisiana, Oklahoma, and Arkansas, as this area contains the highest concentrations of the Company's mortgage loans.

The Company currently places all loans past due three months or more on nonaccrual status, thus recognizing no interest income on the loans. Also, the Company will at times restructure mortgage loans under certain conditions which may involve changes in interest rates, payment terms, or other modifications. For the three months ended March 31, 1998 and 1997, the reductions in interest income due to nonaccrual and restructured mortgage loans were not significant.

The Company owns real estate that was acquired through foreclosure and through direct investment totaling approximately $14,904,000 and $15,027,000 at March 31, 1998, and December 31, 1997, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized operating gains on these properties of approximately $122,000 and $189,000 for the three months ended March 31, 1998 and 1997. The Company does not anticipate significant changes in these operating results in the near future.

The Company monitors the conditions and market values of these properties on a regular basis. No significant realized losses were recognized due to declines in values of properties for the three months ended March 31, 1998 and 1997, respectively. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed.


RESULTS OF OPERATIONS

Summary of Consolidated Operations

A summary of operating results for the three months ended March 31, 1998 and 1997 is provided below:


                                             Three Months Ended March 31,
                                                 1998            1997
                                         (In thousands except per share data)


Revenues:
Insurance revenues excluding
realized gains (losses) on investments   $        79,483          75,772
Realized gains (losses) on investments               662         (2,856)


Total revenues                           $        80,145          72,916

Earnings:
Earnings from insurance operations       $         9,940           8,608
Losses from discontinued
brokerage operations                                  -          (1,000)
Net realized gains
(losses) on investments                              430         (1,856)

Net earnings                             $        10,370           5,752


Basic Earnings Per Share:
Earnings from insurance operations       $          2.85            2.47
Losses from discontinued
brokerage operations                                  -           (0.29)
Net realized gains
(losses) on investments                             0.12          (0.53)

Net earnings                             $          2.97            1.65

Diluted Earnings Per Share:
Earnings from insurance operations       $          2.82            2.44
Losses from discontinued
brokerage operations                                  -           (0.28)
Net realized gains
(losses) on investments                             0.12          (0.52)

Net earnings                             $          2.94            1.64



Significant changes and fluctuations in income and expense items between the three months ended March 31, 1998 and 1997 are described in detail for insurance operations and discontinued brokerage operations as follows:

Insurance Operations

Insurance Operations Net Earnings: Earnings from insurance operations for the quarter ended March 31, 1998, were $9,940,000 compared to $8,608,000 for the first quarter of 1997. This reflects an increase of $1,332,000, or 15.5%, over 1997 first quarter earnings. National Western Life continues to record increases in universal life and annuity contract revenues and net investment income, which contributed to the higher earnings. Amortization of deferred policy acquisition costs, primarily capitalized agents' commissions, was also lower in 1998 versus 1997. However, life insurance benefit claims were higher in the first quarter of 1998, partially offsetting the positive impacts to earnings.

Life and Annuity Premiums: This revenue category represents the premiums on traditional type products. However, sales in most of the Company's markets continue to consist of nontraditional types such as universal life and investment annuities. The Company's current plans are to continue to focus the majority of its product development and marketing efforts on universal life and investment annuities. As a result, as in past years no significant growth is anticipated for these premiums in the near future, and actual declines in this category are likely.

Universal Life and Investment Annuity Contract Revenues: These revenues are from the Company's nontraditional products which are universal life and investment annuities. Revenues from these types of products consist of policy charges for the cost of insurance, surrender charges, policy administration fees, and other miscellaneous revenues. These revenues increased from $19,431,000 for the quarter ended March 31, 1997, to $20,300,000 for the same 1998 period. Increases in cost of insurance resulted in the majority of the increase in these contract revenues, as the Company's universal life insurance in force continues to grow. Although total life surrenders were down in the first quarter of 1998 compared to 1997, surrender charge revenues increased in 1998 due to higher surrenders of both single and two-tier annuities. Single-tier annuity surrenders and related revenues should continue to increase in relation to two-tier annuities, as sales of two-tier annuities were discontinued several years ago.

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


                                     Three Months Ended March 31,
                                           1998          1997
                                             (In thousands)


Surrender charges:
   Two-tier annuities            $        4,830          4,407
   Universal life insurance               1,967          2,597
   Single-tier annuities                  1,491            922

Total surrender charges                   8,288          7,926

Cost of insurance revenues                9,198          8,431
Policy fees and other revenues            2,814          3,074

Totals                           $       20,300         19,431




Actual  universal life  and  investment  annuity deposits  collected  for  the quarters ended March 31, 1998 and 1997, are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                            Three Months Ended March 31,
                                                  1998          1997
                                                    (In thousands)


Investment annuities:
    First year and single premiums       $       63,644         51,995
    Renewal premiums                              5,830          6,105

Total annuities                                  69,474         58,100

Universal life insurance:
    First year and single premiums                4,318          2,964
    Renewal premiums                             11,298         10,743

Total universal life insurance                   15,616         13,707

Totals                                   $       85,090         71,807



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

Although annuity sales declined in 1996 and 1997 from previous levels, the Company experienced significant growth in annuity production once again in the first quarter of 1998. The growth is primarily attributable to the Company's new equity-indexed annuity.

The Company has diversified its annuity products offered to customers by introducing an equity-indexed annuity in late 1997. This product is a flexible premium deferred annuity which combines the features associated with traditional fixed annuities, with the option to have interest rates that are linked in part to an equity index, the S&P 500 Composite Stock Price Index. This new annuity is a long-term contract designed as a planning vehicle for retirement security. Significant initial sales totaling $21,732,000 in the first quarter of 1998 indicate that this product is attractive to customers, as it has guaranteed minimum interest rates, coupled with the potential for significantly higher returns based on an equity index component. Also, because the Company does not offer variable products or mutual funds, this new product provides a key equity-based alternative to the Company's existing fixed annuity products.

The Company has implemented an investment hedging program to offset the potential higher returns required to be paid on these products. Specifically, the Company purchases index options from highly rated banks and brokerage firms. These index options act as hedges to match closely the returns based on the S&P 500 Composite Stock Price Index which may be paid to policyholders.

The majority of the Company's life insurance production is from the international market, primarily Central and South American countries. While the Company continues to see economic and competitive pressures in the Central and South American market, which has resulted in relatively flat insurance production over the past few years, first year universal life insurance premiums showed growth in the first quarter of 1998. The Company has been accepting policies from foreign nationals for over thirty years and has developed strong relationships with carefully selected brokers in the foreign countries. This experience and strong broker relations have enabled the Company to meet pressures with continued strong production and successful marketing efforts. Domestic life insurance sales increased even more significantly than international sales during the first quarter of 1998 versus the same period in 1997, as increased marketing efforts and additional personnel start to take effect.

While international life insurance production remains consistent, the Company's goal is to increase sales in this market. To accomplish this goal, the Company has continued to modify its market, distribution, and product strategies. The Company's plans for international products include the development of two new equity-indexed investment products similar to the equity-indexed annuity developed for the domestic market. These new products, expected to be released in the second quarter of 1998, will be targeted primarily to specific South American countries for pension and retirement planning needs. The Company also plans to modify the current portfolio of international universal life products to better meet the needs in expanded market niches. For example, new life insurance products will be developed for large policy cases and with low minimum premiums specifically for business cases.

Net Investment Income: Net investment income increased 5.7% from the first quarter of 1997, due primarily to corresponding increases in invested assets for the same period and due to other investment income from index options used to hedge the equity return component of the Company's equity-indexed annuity products. The increase in invested assets was primarily from debt securities. The Company experienced declines in investment income from mortgage loans which is consistent with decreases in mortgage loans as previously described. A detail of net investment income is provided below:



                                      Three Months Ended March 31,
                                          1998            1997
                                             (In thousands)


Investment income:
    Debt securities              $        47,336          45,666
    Mortgage loans                         4,488           4,666
    Policy loans                           2,425           2,342
    Other investment income                1,877             509

Total investment income                   56,126          53,183
Investment expenses                          588             630

Net investment income            $        55,538          52,553



Other Income: Other income increased significantly from $68,000 in 1997 to $535,000 in 1998. The increase was due to proceeds received from the U.S. government in 1998 related to previous litigation involving a failed savings and loan institution. The litigation related to the Company's previous investment in bonds of the financial institution and subsequent losses incurred upon its failure.

Realized Gains and Losses on Investments: The Company recorded realized gains of $662,000 in 1998 compared to realized losses of $2,856,000 in 1997. The gains in 1998 were primarily from debt securities that were called. The losses in 1997 were primarily from net losses on debt securities totaling $1.9 million. The Company also incurred losses totaling $1.1 million on mortgage loans relating to a foreclosure during the first quarter of 1997.

Life and Other Policy Benefits: Expenses in 1998 and 1997 were $10.7 million and $9.7 million, respectively. The significant increase in expenses is due to higher life insurance benefit claims. Mortality claims experience fluctuates from period to period, and such deviations are not uncommon in the life insurance industry. Over extended periods of time, higher claims experience tends to be offset by periods of lower claims experience. Also, as the Company's insurance in force continues to grow, increases in life insurance claims are to be expected. However, the Company utilizes reinsurance to help minimize its exposure to adverse mortality experience. The Company's general policy is to reinsure amounts in excess of $200,000 on the life of any one individual. A comparative detail of life and other policy benefits is provided below:


                                    Three Months Ended March 31,
                                          1998          1997
                                            (In thousands)


Life insurance benefit claims    $        7,578          6,557
Surrenders of traditional
products                                  2,642          2,638
Other policy benefits                       454            504

Totals                           $       10,674          9,699



Amortization of Deferred Policy Acquisition Costs: This expense item represents the amortization of the costs of acquiring or producing new business, which consists primarily of agents' commissions. The majority of such costs are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted by the level and types of policy surrenders. Amortization for 1998 was $8,945,000 compared to $9,702,000 for 1997. The higher amortization in 1997 was impacted by changes in timing and levels of anticipated future gross profits for certain blocks of business.

Universal Life and Investment Annuity Contract Interest: Interest expense was up from $37,720,000 in 1997 to $38,335,000 in 1998. Increases in annuity production, resulting in corresponding increases in policy liabilities, was the primary reason for the higher expenses. Also, much of the increase in annuity production in the first quarter of 1998 was from sales of equity-
indexed annuities. The contract interest expense was higher on these products, than the Company's other annuities, due to the equity return component which is linked to the S&P 500 Composite Stock Price Index. As previously described, the Company implemented a hedging program to provide investment income to offset the higher returns that can be paid on these annuities. As a result of this hedging program, the increase in contract interest expense related to the equity return component was completely offset by additional net investment income recognized from the Company's investments in index options during the first quarter of 1998.

Other Insurance Operating Expenses: These expenses totaled $7,241,000 and $6,927,000 for the quarters ended March 31, 1998 and 1997, respectively. Included in 1998 expenses is a $200,000 lawsuit settlement payment by National Western Life to San Patricio County. The lawsuit arose from derivative investments purchased by San Patricio County from affiliates of The Westcap Corporation, as more fully described in Part II, Item 1, Legal Proceedings. As part of the settlement, National Western Life received a general release of all claims asserted with no admission of liability.

Federal Income Taxes: Federal income taxes for 1998 reflect an effective tax rate of 35% which is the current federal rate. However, the 1997 taxes reflect a significantly lower effective tax rate of 30%. Federal income taxes for the three months ended March 31, 1997, include a tax benefit of $350,000 resulting from the Company's subsidiary brokerage operations losses. This tax benefit was reflected in earnings from continuing operations in accordance with the Company's tax allocation agreement with its subsidiaries.

Discontinued Brokerage Operations

As more fully described in note 3 to the accompanying financial statements, National Western Life's brokerage subsidiary, The Westcap Corporation, is currently in reorganization bankruptcy. No earnings or losses were reported for discontinued operations for the first quarter of 1998. However, a $1,000,000 cash infusion was made by the Company to Westcap on March 18, 1997, for operational expenses incurred during its bankruptcy. This contribution was reflected as losses from discontinued operations in the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The liquidity requirements of the Company are met primarily by funds provided from operations. Premium deposits and revenues, investment income, and investment maturities are the primary sources of funds, while investment purchases and policy benefits are the primary uses of funds. Primary sources of liquidity to meet cash needs are the Company's securities available for sale portfolio, net cash provided by operations, and a bank line of credit. The Company's investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company may also borrow up to $60 million on its bank line of credit for short-term cash needs.

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

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $41.7 million and $43.2 million for the three months ended March 31, 1998 and 1997, respectively. Net cash flows from the Company's deposit product operations, which includes universal life and investment annuity products, reflected net cash outflows in the first quarters of 1998 and 1997 totaling $11.4 million and $10.9 million, respectively. The net cash outflows from the deposit product operations were due primarily to higher policy surrenders, offset significantly by higher annuity production from the Company's new equity-indexed annuity product.

The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $45.5 million and $46.4 million for the quarters ended March 31, 1998 and 1997, respectively. The Company again expects significant cash flows from these sources throughout the remainder of 1998.

Capital Resources

The Company relies on stockholders' equity for its capital resources, as there has been no long-term debt outstanding in 1998 or recent years. The Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 1998.

Stockholders' equity totaled $410.6 million at March 31, 1998, reflecting an increase of $9.8 million from December 31, 1997. The increase in capital is primarily from net earnings of $10.4 million and a small foreign currency translation adjustment, offset by a decline in net unrealized gains on investment securities totaling $669,000 during the first quarter of 1998. Book value per share at March 31, 1998, was $117.60.


                           PART II.  OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

Litigation

On July 5, 1995, San Patricio County, Texas, filed suit in the District Court of San Patricio County, Texas, against National Western Life Insurance Company (the Company) and its chief executive officer, Robert L. Moody. The suit arose from derivative investments purchased by San Patricio County from Westcap Securities, L.P. or Westcap Government Securities, Inc., affiliates of The Westcap Corporation. The suit alleged that the Westcap affiliates were controlled by the Company and Mr. Moody and that they were responsible for the alleged wrongful acts of the Westcap affiliates in selling the securities to the Plaintiff. Plaintiff alleged that the Westcap affiliates violated duties and responsibilities owed to the Plaintiff related to the investment recommendations and decisions made by Plaintiff, and alleged that the
Plaintiff was financially damaged by such actions of Westcap. The suit was settled effective March 9, 1998, with a payment of $200,000 by National
Western Life to San Patricio County and with no admission of liability. In exchange for the payment, National Western Life and Robert L. Moody received a general release of all claims asserted, including all claims that have been asserted against Westcap Securities, L.P. or could have been asserted in another court against Westcap Securities, L.P., and the lawsuit was dismissed.

The Westcap Corporation Bankruptcy Proceedings

The Westcap Corporation, which is currently in Chapter 11 bankruptcy, the Creditors' Committee, and National Western Life filed documents with the bankruptcy court on April 30, 1998, that could lead to the settlement of all claims of the creditors of Westcap and the claims of Westcap against National Western Life, with the exception of the claims of Chicago City Colleges against National Western Life. The next step in the settlement process is the approval of such agreements by the Westcap creditors, Westcap and National Western Life, and the bankruptcy court. This process is anticipated to take several months. If the plan is ultimately approved and confirmed, National Western Life's obligations could total approximately $15 million for complete releases from all claims, except for the pending claims asserted by Chicago City Colleges against National Western Life in federal court litigation. It remains uncertain at this time whether the settlement will be approved by all the parties, including the bankruptcy court. Accordingly, no amounts have been accrued in the Company's financial statements for potential settlements.


                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

Exhibit 11  - Computation of Earnings Per Share (filed on page __ of this report).

Exhibit 27  - Financial Data Schedule (filed electronically pursuant to
              Regulation S-K).

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1998.




                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   National Western Life Insurance Company

                                 (Registrant)







Date:  May 13, 1998                       /S/ Ross R. Moody
                                          Ross R. Moody
                                          President, Chief Operating Officer,
                                          and Director
                                          (Authorized Officer)



Date:  May 13, 1998                       /S/ Robert L. Busby, III
                                          Robert L. Busby, III
                                          Senior Vice President -
                                          Chief Administrative Officer,
                                          Chief Financial Officer and
                                          Treasurer
                                          (Principal Financial Officer)



Date:  May 13, 1998                       /S/ Vincent L. Kasch
                                          Vincent L. Kasch
                                          Vice President - Controller
                                          and Assistant Treasurer
                                          (Principal Accounting Officer)