Form 10-Q
period 1998-06-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 1998-08-13
CIK 70684

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


[ X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1998

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

Yes [ X  ]     No  [      ]


As of August 10, 1998, the number of shares of Registrant's common stock outstanding was: Class A - 3,296,428 and Class B - 200,000.



           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    INDEX



Part I.  Financial Information:                                        Page

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets -
June 30, 1998 (Unaudited) and December 31, 1997

Condensed Consolidated Statements of Earnings -
For the Three Months Ended June 30, 1998 and 1997 (Unaudited)

Condensed Consolidated Statements of Earnings -
For the Six Months Ended June 30, 1998 and 1997 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended June 30, 1998 and 1997 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Six Months Ended June 30, 1998 and 1997 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity -
For the Six Months Ended June 30, 1998 and 1997 (Unaudited)

Condensed Consolidated Statements of Cash Flows -
For the Six Months Ended June 30, 1998 and 1997 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Part II.  Other Information:

Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit 10(k) - First Amendment to the National Western Life
Insurance Company 1995 Stock and Incentive Plan

Exhibit 11 - Computation of Earnings per Share -
For the Three Months Ended June 30, 1998 and 1997 (Unaudited)

Exhibit 11 - Computation of Earnings per Share -
For the Six Months Ended June 30, 1998 and 1997 (Unaudited)






                        PART I.  FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                     (Unaudited)
                                                      June 30,    December 31,
                                                        1998          1997


          ASSETS

Cash and investments:
    Securities held to maturity, at amortized cost  $  1,945,922     1,874,643
    Securities available for sale, at fair value         692,513       651,736
    Mortgage loans, net of allowance for possible
    losses ($4,640 and $4,640)                           170,166       181,878
    Policy loans                                         128,974       133,826
    Other long-term investments                           32,501        27,387
    Cash and short-term investments                       13,104         7,870

Total cash and investments                             2,983,180     2,877,340

Accrued investment income                                 42,796        41,050
Deferred policy acquisition costs                        298,020       291,079
Other assets                                              14,283        15,202
Assets of discontinued operations                            663           892

                                                    $  3,338,942     3,225,563




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




           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In Thousands Except Shares Outstanding)



                                                    (Unaudited)
                                                     June 30,    December 31,
       LIABILITIES AND STOCKHOLDERS' EQUITY            1998          1997


LIABILITIES:

Future policy benefits:
    Traditional life and annuity products         $    168,795       170,423
    Universal life and investment
    annuity contracts                                2,662,157     2,580,867
Other policyholder liabilities                          25,084        25,001
Federal income taxes payable:
    Current                                              3,205         2,470
    Deferred                                            12,672        13,153
Other liabilities                                       41,876        31,894
Liabilities of discontinued operations                     663           892

Total liabilities                                    2,914,452     2,824,700

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:

Common stock:
    Class A - $1 par value; 7,500,000 shares
    authorized;  3,296,428 and 3,291,738 shares
    issued and outstanding in 1998 and 1997              3,296         3,292
    Class  B -  $1  par value;  200,000
    shares authorized, issued, and
    outstanding in 1998 and 1997                           200           200
Additional paid-in capital                              24,829        24,662
Accumulated other comprehensive income                  17,084        16,268
Retained earnings                                      379,081       356,441


Total stockholders' equity                             424,490       400,863

                                                  $  3,338,942     3,225,563



Note: The balance sheet at December 31, 1997, has been taken from the audited financial statements at that date. Certain reclassifications have been made in accordance with the implementation of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."


See accompanying notes to condensed consolidated financial statements.



           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              For the Three Months Ended June 30, 1998 and 1997
                                 (Unaudited)
                   (In Thousands Except Per Share Amounts)




                                                        1998          1997


Premiums and other revenue:
    Life and annuity premiums                     $      3,457         4,551
    Universal life and investment annuity
    contract revenues                                   20,291        21,250
    Net investment income                               57,261        54,958
    Other income                                           276            88
    Realized gains on investments                          846            77

Total premiums and other revenue                        82,131        80,924

Benefits and expenses:
    Life and other policy benefits                       8,454        10,310
    Decrease in liabilities for future
    policy benefits                                       (536)       (1,282)
    Amortization of deferred policy
    acquisition costs                                   11,455        11,183
    Universal life and investment annuity
    contract interest                                   37,215        36,344
    Other insurance operating expenses                   7,087         6,445


Total benefits and expenses                             63,675        63,000

Earnings before Federal income taxes                    18,456        17,924

Provision (benefit) for Federal income taxes:
    Current                                              7,428         7,118
    Deferred                                            (1,242)         (992)

Total Federal income taxes                               6,186         6,126

Net earnings                                      $     12,270        11,798


Basic Earnings Per Share:
    Net earnings                                  $       3.51          3.38

Diluted Earnings Per Share:
    Net earnings                                  $       3.48          3.35



See accompanying notes to condensed consolidated financial statements.




           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               For the Six Months Ended June 30, 1998 and 1997
                                 (Unaudited)
                   (In Thousands Except Per Share Amounts)


                                                        1998          1997


Premiums and other revenue:
    Life and annuity premiums                     $      6,567         8,271
    Universal life and investment annuity
    contract revenues                                   40,591        40,681
    Net investment income                              112,799       107,511
    Other income                                           811           156
    Realized gains (losses) on investments               1,508        (2,779)

Total premiums and other revenue                       162,276       153,840

Benefits and expenses:
    Life and other policy benefits                      19,128        20,009
    Decrease in liabilities for future
    policy benefits                                     (1,493)       (2,000)
    Amortization of deferred policy
    acquisition costs                                   20,400        20,885
    Universal life and investment annuity
    contract interest                                   75,550        74,064
    Other insurance operating expenses                  14,328        13,372


Total benefits and expenses                            127,913       126,330

Earnings before Federal income taxes and
discontinued operations                                 34,363        27,510

Provision (benefit) for Federal income taxes:
    Current                                             12,645         9,795
    Deferred                                              (922)         (835)

Total Federal income taxes                              11,723         8,960

Earnings from continuing operations                     22,640        18,550

Losses from discontinued operations                        -          (1,000)

Net earnings                                      $     22,640        17,550


Basic Earnings Per Share:
    Earnings from continuing operations           $       6.48          5.32
    Losses from discontinued operations                    -           (0.29)

Net earnings                                      $       6.48          5.03

Diluted Earnings Per Share:
    Earnings from continuing operations           $       6.42          5.27
    Losses from discontinued operations                    -           (0.28)

Net earnings                                      $       6.42          4.99



See accompanying notes to condensed consolidated financial statements.




           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              For the Three Months Ended June 30, 1998 and 1997
                                 (Unaudited)
                                (In Thousands)



                                                        1998          1997



Net earnings                                        $   12,270        11,798

Other comprehensive income, net of effects of
deferred policy acquisition costs and taxes:
    Unrealized gains on securities:
       Unrealized holding gains arising
       during period                                     1,948         2,909
       Less: reclassification adjustment for
       gains included in net earnings                     (417)         (766)
       Amortization of net unrealized gains
       related to transferred securities                   (11)         (303)

       Net unrealized gains on securities                1,520         1,840

    Foreign currency translation adjustments               (93)          237

Other comprehensive income                               1,427         2,077

Comprehensive income                                $   13,697        13,875



See accompanying notes to condensed consolidated financial statements.



           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               For the Six Months Ended June 30, 1998 and 1997
                                 (Unaudited)
                                (In Thousands)



                                                        1998          1997


Net earnings                                      $     22,640        17,550

Other comprehensive income, net of
effects of deferred
policy acquisition costs and taxes:
    Unrealized gains (losses) on securities:
       Unrealized holding gains arising
       during period                                     1,602           243
       Less: reclassification adjustment for
       gains included in net earnings                     (417)         (765)
       Amortization of net unrealized gains
       related to transferred securities                  (334)         (539)

       Net unrealized gains (losses)
       on securities                                       851        (1,061)

    Foreign currency translation adjustments               (35)        1,936

Other comprehensive income                                 816           875

Comprehensive income                              $     23,456        18,425



See accompanying notes to condensed consolidated financial statements.




           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the Six Months Ended June 30, 1998 and 1997
                                 (Unaudited)
                                (In Thousands)



                                                        1998          1997


Common stock:
    Balance at beginning of year                  $      3,492         3,491
    Shares exercised under stock option plan                 4           -

    Balance at end of period                             3,496         3,491

Additional paid-in capital:
    Balance at beginning of year                        24,662        24,647
    Shares exercised under stock option plan               167           -

    Balance at end of period                            24,829        24,647

Accumulated other comprehensive income:
    Unrealized gains (losses) on securities:
        Balance at beginning of year                    13,782         9,853
        Change in unrealized gains (losses)
        during period                                      851        (1,061)

    Balance at end of period                            14,633         8,792

    Foreign currency translation adjustments:
        Balance at beginning of year                     2,486           -
        Change in translation adjustments
        during period                                      (35)        1,936

    Balance at end of period                             2,451         1,936

Accumulated other comprehensive income
at end of period                                        17,084        10,728

Retained earnings:
    Balance at beginning of year                       356,441       314,869
    Net earnings                                        22,640        17,550

Retained earnings at end of  period                    379,081       332,419

Total stockholders' equity                        $    424,490       371,285




See accompanying notes to condensed consolidated financial statements.




           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six Months Ended June 30, 1998 and 1997
                                 (Unaudited)
                                (In Thousands)



                                                        1998          1997


Cash flows from operating activities:
    Net earnings                                  $     22,640        17,550
    Adjustments to reconcile net earnings
    to  net cash from operating activities:
    Universal life and investment annuity
    contract interest                                   75,550        74,064
    Surrender charges and other
    policy revenues                                    (19,720)      (21,991)
    Realized (gains) losses on investments              (1,508)        2,779
    Accrual and amortization of
    investment income                                   (4,495)       (3,551)
    Depreciation and amortization                          481           502
    Decrease (increase) in insurance
    receivables and other assets                           723          (325)
    Increase in accrued investment income               (1,746)         (787)
    Decrease (increase) in deferred
    policy acquisition costs                            (7,345)        3,145
    Decrease in liability for future
    policy benefits                                     (1,493)       (2,000)
    Increase in other policyholder liabilities              83            95
    Increase (decrease) in Federal
    income taxes payable                                  (113)        3,066
    Increase in other liabilities                        9,982         3,715
    Other                                               (1,383)          -

Net cash provided by operating activities               71,656        76,262


Cash flows from investing activities:
    Proceeds from sales of:
       Securities held to maturity                       2,978           -
       Securities available for sale                       -          33,468
       Other investments                                 2,442           868
    Proceeds from maturities and
    redemptions of:
       Securities held to maturity                      59,489        66,893
       Securities available for sale                    30,782        18,457
    Purchases of:
       Securities held to maturity                    (112,623)      (91,068)
       Securities available for sale                   (84,815)      (69,800)
       Other investments                                (7,337)       (3,723)
    Principal payments on mortgage loans                16,116        13,896
    Cost of mortgage loans acquired                     (3,224)      (14,580)
    Decrease in policy loans                             4,852         4,506
    Decrease in assets of
    discontinued operations                                229           193
    Decrease in liabilities of
    discontinued operations                               (229)         (193)
    Other                                                 (255)         (116)

Net cash used in investing activities                  (91,595)      (41,199)



(Continued on next page)



           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
               For the Six Months Ended June 30, 1998 and 1997
                                 (Unaudited)
                                (In Thousands)


                                                        1998          1997


Cash flows from financing activities:
    Deposits to account balances for
    universal life and
    investment annuity contracts                  $    195,073       127,857
    Return of account balances on
    universal life and
    investment annuity contracts                      (170,071)     (160,353)
    Issuance of common stock under
    stock option plan                                      171           -

Net cash provided by (used in)
financing activities                                    25,173       (32,496)

Net increase in cash and
short-term investments                                   5,234         2,567
Cash and short-term investments
at beginning of year                                     7,870        11,358

Cash and short-term investments
at end of period                                  $     13,104        13,925




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

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of its operations for the three months and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the three months and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


(2)  DIVIDENDS

The Company paid no cash dividends on common stock during the six months ended June 30, 1998 and 1997.


(3)  DISCONTINUED BROKERAGE OPERATIONS

National Western Life Insurance Company's brokerage subsidiary, The Westcap Corporation, is currently in reorganization bankruptcy. As a result of brokerage losses and the resulting bankruptcy, National Western Life's investment in Westcap was completely written off during 1995. No earnings or losses were reported for discontinued operations for the six months ended June 30, 1998. However, a $1,000,000 cash infusion was made to Westcap on March 18, 1997, for operational expenses incurred during its bankruptcy. This contribution was reflected as losses from discontinued operations in the first quarter of 1997.

The Westcap Corporation, the Creditors' Committee, and National Western Life filed documents with the bankruptcy court on April 30, 1998, that could lead to the settlement of all claims of the creditors of Westcap and the claims of Westcap against National Western Life, with the exception of the claims of Chicago City Colleges against National Western Life. The next step in the settlement process is the approval of such agreements by the Westcap creditors, Westcap and National Western Life, and the bankruptcy court. These parties must vote to either accept or reject the agreements by August 21, 1998. Results of this process are anticipated to be released by the bankruptcy court in September, 1998. If the plan is ultimately approved and confirmed, National Western Life's obligations could total approximately $15 million for complete releases from all claims, except for the pending claims asserted by Chicago City Colleges against National Western Life in federal court litigation. Because it remains uncertain at this time whether the agreements will be approved by all the parties, no amounts have been accrued in the Company's financial statements for potential settlements.


(4)   STOCK AND INCENTIVE PLAN

On April  17,  1998,  the Board  of  Directors  approved the  issuance  of  an additional 48,500 nonqualified stock options to selected officers of the Company. The options were granted under the National Western Life Insurance Company 1995 Stock and Incentive Plan (Plan). Also, on June 19, 1998, stockholders' approved an amendment to the Plan which authorized the grant of an additional 1,000 nonqualified stock options to each director. Accordingly, 10,000 options were granted in total to directors effective on such date.

The officers' stock options begin to vest following three full years of service to the Company after date of grant, with 20% of the options to vest at the beginning of the fourth year of service, and with 20% thereof to vest at the beginning of each of the next four years of service. The directors' stock options vest 20% per year on each of the first five anniversary dates of the grant. The exercise prices of the stock options were set at the fair market values of the common stock on the dates of grant.


(5) STOCKHOLDERS' EQUITY

Detail of changes in shares of common stock outstanding is provided below:


                                                   Six Months Ended June 30,
                                                         1998         1997
                                                          (In thousands)


Common stock shares outstanding:
    Shares outstanding at beginning of year              3,492         3,491
    Shares exercised under stock option plan                 4           -

Shares outstanding at end of period                      3,496         3,491





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


                                               Six Months Ended June 30,
                                                  1998            1997


United States domestic market:
     Investment annuities                          80.4 %          73.1  %
     Life insurance                                 7.1             9.6

Total domestic market                              87.5            82.7

International market:
     Investment annuities                           0.1             0.6
     Life insurance                                12.4            16.7

Total international market                         12.5            17.3

Total direct premiums collected                   100.0 %         100.0  %



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

Insurance Operations - International Division

The Company's International Division issues policies to foreign nationals in upper socioeconomic classes with substantial financial resources. Insurance sales are primarily on residents from Central and South America, the Caribbean, and the Pacific Rim. Providing insurance policies to residents in numerous countries in these different regions provides diversification that helps to minimize large fluctuations in sales that can occur due to various economic, political, and competitive pressures that may occur from one country to another. Products sold in the international market are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available through the International Division. The Company minimizes exposure to foreign currency risks, as almost all foreign policies require payment of premiums and claims in United States dollars.

The International Division's sales production is from independent broker-agents, many of whom have been selling National Western Life products for 20 or more years. Currently marketing plans include expanding sales networks in specifically targeted South American and Pacific Rim countries which have higher growth potential than other countries. In accordance with these plans, two new equity-indexed investment products similar to the Domestic Division's new equity-indexed annuity were introduced in early 1998. While National Western Life increases its sales efforts in the international arena, the Company remains committed to its conservative, yet competitive, underwriting practices which historically have resulted in claims experience similar to that in the United States.

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

Investments in debt and equity securities are classified and reported as either securities held to maturity or securities available for sale. The Company does not maintain a portfolio of trading securities. The reporting category chosen for the Company's securities investments depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. At June 30, 1998, approximately 25.4% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

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

The Company's overall conservative investment philosophy is reflected in the allocation of its investments which is detailed below as of June 30, 1998 and December 31, 1997. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and real estate.



                                       Percent of Investments
                                      June 30,      December 31,
                                        1998            1997


Debt securities                          88.0 %          87.3 %
Mortgage loans                            5.7             6.3
Policy loans                              4.3             4.7
Equity securities                         0.5             0.5
Real estate                               0.4             0.5
Other                                     1.1             0.7

Totals                                  100.0 %         100.0 %



Portfolio Analysis

The Company maintains a diversified debt securities portfolio which consists of various types of fixed income securities including primarily corporate, mortgage-backed securities, and public utilities. Investments in mortgage-backed securities include U.S. government agency and private issue pass-through securities and collateralized mortgage obligations (CMOs).

At June 30, 1998, the Company's debt and equity securities were classified as follows:


                                                                   Gross
                                       Fair        Amortized     Unrealized
                                      Value          Cost          Gains
                                                (In thousands)


Securities held to maturity:
    Debt securities              $   2,031,614      1,945,922        85,692
Securities available for sale:
    Debt securities                    677,967        645,298        32,669
    Equity securities                   14,546         10,769         3,777

Totals                           $   2,724,127      2,601,989       122,138




As detailed above, debt securities comprise almost the entire securities portfolio, as equity securities represent only a small component. Gross unrealized gains totaling $122,138,000 on the securities portfolio at June 30, 1998, are a reflection of market interest rates at quarter-end. The fair values, or market values, of fixed income debt securities correlate to external market interest rate conditions. Because the interest rates are fixed on almost all of the Company's debt securities, market values typically increase when market interest rates decline, and decrease when market interest rates rise. An analysis of gross unrealized gains on the Company's securities portfolio for the quarter ended June 30, 1998 is detailed below:




                                                                  Change in
                                    Gross Unrealized Gains       Unrealized
                                        At            At            Gains
                                     June 30,      March 31,     During 2nd
                                       1998          1998       Quarter 1998
                                                 (In thousands)



Securities held to maturity:
    Debt securities              $      85,692         74,100         11,592
Securities available for sale:
    Debt securities                     32,669         28,719          3,950
    Equity securities                    3,777          3,688             89

Totals                           $     122,138        106,507         15,631




Changes in interest rates typically have a significant impact on the market values of the Company's debt securities, as reflected above. Unrealized gains at June 30, 1998, increased over $15 million from March 31, 1998, as market interest rates of the ten year U.S. Treasury bond declined approximately 20 basis points during the quarter. Because the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in market values have relatively small effects on the Company's financial statements. Also, the Company has the intent and ability to hold these securities to maturity, and it is unlikely that sales of such securities would be required which would realize market gains or losses.

An important aspect of the Company's investment philosophy is managing the cash flow stability of the portfolio. Because expected maturities of securities may differ from contractual maturities due to prepayments, extensions, and calls, the Company takes steps to manage and minimize such risks. The Company continues to invest primarily in corporate debt securities, many of which are noncallable, which helps reduce prepayment and call risks. At June 30, 1998, corporate and public utility securities represented over 67% of the entire debt securities portfolio.

Mortgage-backed securities are also an important component of the Company's debt securities portfolio, representing 25% of the portfolio at June 30, 1998. Although holdings of mortgage-backed securities are subject to prepayment and extension risks, both of these risks are addressed by specific portfolio management strategies which add stability to the Company's cash flow management. The Company substantially reduces both prepayment and extension risks of mortgage-backed securities by investing primarily in collateralized mortgage obligations which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I (PAC I) CMOs, are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

As of June 30, 1998, CMOs represent about 90% of the Company's mortgage-backed securities. Furthermore, PAC I CMOs account for approximately 90% of this CMO portfolio. The CMOs in the Company's portfolio have been modeled and subjected to detailed, comprehensive analysis by the Company's investment staff. The overall structure of the CMO as well as the individual tranche being considered for purchase have been evaluated to ensure that the security fits appropriately within the Company's investment philosophy and asset/liability management parameters. The Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension, and credit risks.

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


                                               Below Investment
                                             Grade Debt Securities
                                                                    % of
                                     Carrying       Market       Invested
                                      Value          Value         Assets
                                                (In thousands)



June 30, 1998                    $      44,860         45,861          1.5%

December 31, 1997                $      41,149         41,969          1.4%

December 31, 1996                $      38,696         38,784          1.4%




The Company's strong credit risk management and commitment to quality has resulted in minimal defaults in the debt securities portfolio in recent years. At June 30, 1998, no securities were in default and on nonaccrual status.


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

The Company's direct investments in real estate are not a significant portion of its total investment portfolio, and the majority of real estate owned was acquired through mortgage loan foreclosures. However, the Company also participates in several real estate joint ventures and limited partnerships. The joint ventures and partnerships, which are not a significant portion of the Company's investment portfolio, invest primarily in income-producing retail properties.

Portfolio Analysis

The Company held net investments in mortgage loans totaling $170,166,000 and $181,878,000, or 5.7% and 6.3% of total invested assets, at June 30, 1998, and December 31, 1997, respectively. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

The diversification of the mortgage loan portfolio by geographic regions of the United States and by property type as of June 30, 1998 and December 31, 1997, was as follows:


                                        June 30,      December 31,
                                          1998            1997


West South Central                        55.5%            54.9%
Mountain                                  12.0             11.3
South Atlantic                            10.7             11.4
Pacific                                    8.4              8.0
East South Central                         5.5              5.2
East North Central                         2.5              3.9
Other                                      5.4              5.3

Totals                                   100.0%           100.0%





                                        June 30,      December 31,
                                          1998            1997


Retail                                    60.6%            62.2%
Office                                    17.4             16.6
Hotel/Motel                                8.3              7.9
Apartment                                  4.4              4.1
Land/Lots                                  3.4              3.3
Nursing Homes                              3.2              3.2
Other                                      2.7              2.7

Totals                                   100.0%           100.0%




As of June 30, 1998, the allowance for possible losses on mortgage loans was $4,640,000. No additions were made to the allowance in the second quarter of 1998. Although management believes that the current balance is adequate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the West South Central region which includes Texas, Louisiana, Oklahoma, and Arkansas, as this area contains the highest concentrations of the Company's mortgage loans.

The Company currently places all loans past due three months or more on nonaccrual status, thus recognizing no interest income on the loans. Also, the Company will at times restructure mortgage loans under certain conditions which may involve changes in interest rates, payment terms, or other modifications. For the six months ended June 30, 1998 and 1997, the reductions in interest income due to nonaccrual and restructured mortgage loans were not significant.

The Company owns real estate that was acquired through foreclosure and through direct investment totaling approximately $13,817,000 and $15,027,000 at June 30, 1998, and December 31, 1997, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized operating gains on these properties of approximately $222,000 and $76,000 for the three months ended June 30, 1998 and 1997.

The Company monitors the conditions and market values of these properties on a regular basis. No significant realized losses were recognized due to declines in values of properties for the three months ended June 30, 1998 and 1997, respectively. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed.


RESULTS OF OPERATIONS

Summary of Consolidated Operations

A summary of operating results for the three months and six months ended June 30, 1998 and 1997 is provided below:


                         Three Months Ended June 30, Six Months Ended June 30,
                            1998          1997         1998          1997
                                (In thousands except per share data)


Revenues:
Insurance revenues
excluding
realized gains (losses)
on investments           $   81,285        80,847      160,768       156,619
Realized gains (losses)
on investments                  846            77        1,508        (2,779)


Total revenues           $   82,131        80,924      162,276       153,840

Earnings:
Earnings from
insurance operations     $   11,720        11,748       21,660        20,356
Losses from
discontinued
brokerage operations            -             -            -          (1,000)
Net realized gains
(losses)
on investments                  550            50          980        (1,806)

Net earnings             $   12,270        11,798       22,640        17,550

Basic Earnings Per
Share:
Earnings from
insurance operations     $     3.35          3.36         6.20          5.83
Losses from
discontinued
brokerage operations            -             -            -           (0.29)
Net realized gains
(losses)
on investments                 0.16          0.02         0.28         (0.51)

Net earnings             $     3.51          3.38         6.48          5.03

Diluted Earnings Per
Share:
Earnings from
insurance operations     $     3.32          3.34         6.14          5.78
Losses from
discontinued
brokerage operations            -             -            -           (0.28)
Net realized gains
(losses)
on investments                  0.16          0.01         0.28        (0.51)

Net earnings             $      3.48          3.35         6.42         4.99





Significant changes and fluctuations in income and expense items between the three months ended June 30, 1998 and 1997 are described in detail for insurance operations and discontinued brokerage operations as follows:

Insurance Operations

Insurance Operations Net Earnings: Earnings from insurance operations for the quarter ended June 30, 1998, were $11,720,000 compared to $11,748,000 for the second quarter of 1997. Although net investment income and universal life insurance revenues continue to grow, second quarter 1998 earnings were comparable to 1997 earnings primarily due to lower annuity surrender charge revenues. However, surrender charge revenues were significantly higher in the second quarter of 1997 than in any other quarter of 1997 or 1998. Also, much of the increase in net investment income was offset by increases in universal life and annuity contract credited interest as is expected with interest sensitive products. A significant portion of the increase in net investment income was due to yield and amortization adjustments on mortgage-backed securities resulting from lower market interest rates.

Life and Annuity Premiums: This revenue category represents the premiums on traditional type products. However, sales in most of the Company's markets continue to consist of nontraditional types such as universal life and investment annuities. The Company's current plans are to continue to focus the majority of its product development and marketing efforts on universal life and investment annuities. As a result, as in past years, no significant growth is anticipated for these premiums in the near future, and actual declines in this category are likely.

Universal Life and Investment Annuity Contract Revenues: These revenues are from the Company's nontraditional products which are universal life and investment annuities. Revenues from these types of products consist of policy charges for the cost of insurance, surrender charges, policy administration fees, and other miscellaneous revenues. These revenues decreased from $21,250,000 for the quarter ended June 30, 1997, to $20,291,000 for the same 1998 period. The lower revenues are due to decreases in surrender charge revenues totaling $1,953,000 for two-tier annuities and universal life insurance. Policy surrenders were 19.7% and 17.3% lower for two-tier annuities and universal life, respectively, for the second quarter of 1998 compared to the same period of 1997. However, surrenders were significantly higher in the second quarter of 1997 than in any other quarter of 1997 or 1998. Partially offsetting the decline in surrender charge revenues were increases in cost of insurance revenues. These revenues increased $768,000 as the Company's universal life insurance in force continues to grow.

Policy fees and other revenues consist primarily of policy administration fee charges on universal life products and recognition of deferred revenues relating to immediate annuities. Annuitizations result in transfers of policies from deferred to immediate or payout status. The deferred revenues related to the immediate annuities are amortized into income during the payout period. A comparative detail of the components of universal life and investment annuity contract revenues is provided below:


                                       Three Months Ended June, 30
                                            1998          1997
                                            (In thousands)


Surrender charges:
   Two-tier annuities               $       4,434          5,951
   Universal life insurance                 1,894          2,330
   Single-tier annuities                    1,718          1,446

Total surrender charges                     8,046          9,727

Cost of insurance revenues                  9,335          8,567
Policy fees and other revenues              2,910          2,956

Totals                              $      20,291         21,250



Actual universal life and investment annuity deposits collected for the quarters ended June 30, 1998 and 1997, are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                       Three Months Ended June 30,
                                            1998          1997
                                              (In thousands)


Investment annuities:
    First year and single premiums   $     108,491         51,351
    Renewal premiums                         4,916          6,516

Total annuities                            113,407         57,867

Universal life insurance:
    First year and single premiums           5,788          4,075
    Renewal premiums                        12,639         12,798

Total universal life insurance              18,427         16,873

Totals                               $     131,834         74,740



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

Although annuity sales declined in 1996 and 1997 from previous levels, the Company experienced significant growth in annuity production once again in the first and second quarters of 1998. The growth is primarily attributable to the Company's new equity-indexed annuity. In fact, the growth has been dramatic as annuity production increased 96% from $57,867,000 for the second quarter of 1997 to $113,407,000 for the same period of 1998. This growth is almost entirely from the Company's new equity-indexed annuity.

The Company diversified its annuity products offered to customers by introducing an equity-indexed annuity in late 1997. This product is a flexible premium deferred annuity which combines the features associated with traditional fixed annuities, with the option to have interest rates that are linked in part to an equity index, the S&P 500 Composite Stock Price Index. This new annuity is a long-term contract designed as a planning vehicle for retirement security. Significant initial sales totaling $81,790,000 in the first six months of 1998 indicate that this product is attractive to customers, as it has guaranteed minimum interest rates, coupled with the potential for significantly higher returns based on an equity index component. Also, because the Company does not offer variable products or mutual funds, this new product provides a key equity-based alternative to the Company's existing fixed annuity products.

The Company has implemented an investment hedging program to offset the potential higher returns required to be paid on these products. Specifically, the Company purchases index options from highly rated banks and brokerage firms. These index options act as hedges to match closely the returns based on the S&P 500 Composite Stock Price Index which may be paid to policyholders.

Universal life insurance premiums showed significant growth in the second quarter of 1998. Universal life premiums totaled $18,427,000 for the quarter ended June 30, 1998, compared to $16,873,000 for the same period of 1997, reflecting an increase of 9.2%. This growth is primarily from domestic life insurance sales as the Company's increased marketing efforts and additional personnel are producing positive results.

While the  increase in  second quarter  universal life  insurance premiums  is primarily from the domestic market, the majority of the Company's life insurance production continues to come from the international market, primarily Central and South American countries. While the Company continues to see economic and competitive pressures in the Central and South American market, which has resulted in relatively flat insurance production over the past few years, first year universal life insurance premiums showed modest growth in the second quarter of 1998. The Company has been accepting policies from foreign nationals for over thirty years and has developed strong relationships with carefully selected brokers in the foreign countries. This experience and strong broker relations have enabled the Company to meet pressures with continued strong production and successful marketing efforts.

While international life insurance production remains consistent, the Company's goal is to increase sales in this market. To accomplish this goal, the Company has continued to modify its market, distribution, and product strategies. For example, the Company just introduced two new equity-indexed investment products similar to the equity-indexed annuity sold in the domestic market. These new products are targeted primarily to specific South American countries for pension and retirement planning needs. The Company also plans to modify the current portfolio of international universal life products to better meet the needs in expanded market niches. For example, new life insurance products will be developed for large policy cases and with low minimum premiums specifically for business cases.

Net Investment Income: Net investment income increased 4.2% from the second quarter of 1997, due primarily to corresponding increases in invested assets for the same period and due to yield and amortization adjustments on mortgage-backed securities resulting from lower market interest rates. This adjustment totaled $985,000. The increase in invested assets was primarily from debt securities. While overall investment income increases, the Company continues to experience declines in investment income from mortgage loans which is consistent with decreases in mortgage loans as previously described. A detail of net investment income is provided below:


                                      Three Months Ended June 30,
                                           1998          1997
                                             (In thousands)


Investment income:
    Debt securities                 $      48,828         46,180
    Mortgage loans                          4,311          4,845
    Policy loans                            2,300          2,506
    Other                                   2,636          2,354

Total investment income                    58,075         55,885
Investment expenses                           814            927


Net investment income               $      57,261         54,958



Realized Gains on Investments: The Company recorded realized gains of $846,000 in 1998 compared to realized gains of $77,000 in 1997. The gains in 1998 were primarily from calls of investments in debt securities. The 1997 gains are net of an increase in the mortgage loan allowance for losses totaling $100,000. No significant writedowns on investments were recorded in 1998.

Life and Other Policy Benefits: Expenses in 1998 and 1997 were $8.5 million and $10.3 million, respectively. The significant decrease in expenses is due to a decrease in surrenders of traditional products and lower life insurance benefit claims. Mortality claims were $728,000 lower in the second quarter of 1998 than in 1997. Traditional product surrenders also decreased $959,000 in 1998 over the comparable 1997 period. However, much of this decrease in surrender expense is offset by corresponding changes in liabilities for future policy benefits. A comparative detail of life and other policy benefits is provided below:



                                       Three Months Ended June 30,
                                            1998          1997
                                               (In thousands)


Life insurance benefit claims         $      5,231          5,959
Surrenders of traditional products           2,824          3,783
Other policy benefits                          399            568

Totals                                $      8,454         10,310



Amortization of Deferred Policy Acquisition Costs: This expense item represents the amortization of the costs of acquiring or producing new business, which consists primarily of agents' commissions. The majority of such costs are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted by the level and types of policy surrenders. Amortization for 1998 was $11,455,000 compared to $11,183,000 for 1997.

Universal Life and Investment Annuity Contract Interest: Interest expense was up from $36,344,000 in 1997 to $37,215,000 in 1998. Increases in annuity production, resulting in corresponding increases in policy liabilities, was the primary reason for the higher expenses. Most of the increase in annuity production in the second quarter of 1998 was from sales of equity-indexed annuities.

Significant changes and fluctuations in income and expense items between the six months ended June 30, 1998 and 1997 are described in detail for insurance operations and discontinued brokerage operations as follows:

Insurance Operations

Insurance Operations Net Earnings: Earnings from insurance operations increased $1,304,000, or $0.36 per diluted share, compared to the first six months of 1997. Earnings for the six months ended June 30, 1998, benefited from increases in net investment income and other income, combined with lower amortization of deferred policy acquisition costs.

Universal Life and Investment Annuity Contract Revenues: These revenues decreased slightly from $40,681,000 for the six months ended June 30, 1997, to $40,591,000 for the same 1998 period. Cost of insurance revenues continue to increase as the Company's universal life insurance in force consistently grows. However, surrender charge revenues decreased, offsetting this income growth. Surrender charge revenues declined due to lower two-tier annuity and universal life insurance policy surrenders as previously described for the three months ended June 30, 1998.


                                       Six Months Ended June 30,
                                          1998            1997
                                             (In thousands)


Surrender charges:
   Two-tier annuities              $        9,264          10,358
   Universal life insurance                 3,861           4,927
   Single-tier annuities                    3,209           2,368

Total surrender charges                    16,334          17,653

Cost of insurance revenues                 18,533          16,998
Policy fees and other revenues              5,724           6,030

Totals                             $       40,591          40,681



Actual universal life and investment annuity deposits collected for the six months ended June 30, 1998 and 1997, are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.




                                             Six Months Ended June 30,
                                                1998           1997
                                                  (In thousands)


Investment annuities:
    First year and single premiums       $     172,135         103,346
    Renewal premiums                            10,746          12,621

Total annuities                                182,881         115,967

Universal life insurance:
    First year and single premiums              10,106           7,039
    Renewal premiums                            23,937          23,541

Total universal life insurance                  34,043          30,580

Totals                                   $     216,924         146,547


Annuity sales increased $66,914,000, or 58%, for the six months ended June 30, 1998, compared to the same period of 1997. This increase is almost entirely from sales of equity-indexed annuities. Universal life insurance premiums also increased significantly from $30,580,000 to $34,043,000 for the six months ended June 30, 1997 and 1998, respectively. This reflects growth of 11.3% and is primarily from increased sales in the domestic life insurance market.

Net Investment Income: Net investment income increased 4.9% from $107,511,000 in 1997 to $112,799,000 in 1998, primarily due to the reasons as previously described for the three months ended June 30, 1998. However, net investment income for the six months ended June 30, 1998, also increased due to other investment income from index options used to hedge the equity return component of the Company's equity-indexed annuity products. This increase was primarily attributable to the first quarter of 1998 based on market fluctuations of the S&P 500 Composite Stock Price Index. A detail of net investment income is provided below:


                                    Six Months Ended June 30,
                                        1998          1997
                                          (In thousands)


Investment income:
    Debt securities              $      96,164         91,846
    Mortgage loans                       8,799          9,511
    Policy loans                         4,725          4,848
    Other                                4,513          2,863

Total investment income                114,201        109,068
Investment expenses                      1,402          1,557

Net investment income            $     112,799        107,511




Other Income: Other income increased significantly from $156,000 in 1997 to $811,000 in 1998. The increase was primarily due to proceeds received from the U.S. government in the first quarter of 1998 related to previous litigation involving a failed savings and loan institution. The litigation related to the Company's previous investment in bonds of the financial institution and subsequent losses incurred upon its failure.

Realized Gains and Losses on Investments: The Company recorded realized gains of $1,508,000 in 1998 compared to realized losses of $2,779,000 in 1997. The gains in 1998 were primarily from calls of investments in debt securities. The losses in 1997 were primarily from net losses on debt securities totaling $2.0 million. The Company also incurred net losses totaling $849,000 on mortgage loans primarily relating to a foreclosure during the first quarter of 1997.

Life and Other Policy Benefits: Expenses in 1998 and 1997 were $19.1 million and $20.0 million, respectively. The significant decrease in expenses is due primarily to lower traditional product surrenders as previously described for the three months ended June 30, 1998. The lower surrenders were offset slightly by higher life insurance benefit claims for the six months ended June 30, 1998.

Amortization of Deferred Policy Acquisition Costs: Amortization was consistent between six months periods at $20,400,000 in 1998 compared to $20,885,000 in 1997.

Universal Life and Investment Annuity Contract Interest: Interest expense was up from $74.1 million in 1997 to $75.6 million in 1998. As previously described for the three months ended June 30, 1998, increases in annuity production, primarily equity-indexed annuities, was the primary reason for the higher expenses.

Other Insurance Operating Expenses: Included in 1998 expenses is a $200,000 lawsuit settlement payment by National Western Life to San Patricio County. The lawsuit arose from derivative investments purchased by San Patricio County from affiliates of The Westcap Corporation. As part of the settlement, National Western Life received a general release of all claims asserted with no admission of liability.

Federal Income Taxes: Federal income taxes for 1998 reflect an effective tax rate of 34.1%, slightly lower than the current federal tax rate of 35%. However, the 1997 taxes reflect a lower effective tax rate of 32.6%. Federal income taxes for the six months ended June 30, 1997, include a tax benefit of $350,000 resulting from the Company's subsidiary brokerage operations losses. This tax benefit was reflected in earnings from continuing operations in accordance with the Company's tax allocation agreement with its subsidiaries, resulting in the lower effective tax rate.

Discontinued Brokerage Operations

As more fully described in note 3 to the accompanying financial statements, National Western Life Insurance Company's brokerage subsidiary, The Westcap Corporation, is currently in reorganization bankruptcy. No earnings or losses were reported for discontinued brokerage operations for the six months ended June 30, 1998. However, a $1,000,000 cash infusion was made by the Company to Westcap on March 18, 1997, for operational expenses incurred during its bankruptcy. This contribution was reflected as losses from discontinued operations in the first quarter of 1997.


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

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $71.7 million and $76.3 million for the six months ended June 30, 1998 and 1997, respectively. Additionally, net cash flows from the Company's deposit product operations, which includes universal life and investment annuity products, totaled $25.2 million for the first six months of 1998, but reflected a net cash outflow totaling $32.5 million for the same period of 1997. The increase in cash flows from the deposit product operations was due primarily to increases in sales of the Company's new equity-indexed annuity.

The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $90.3 million and $85.4 million for the six months ended June 30, 1998 and 1997, respectively. The Company expects significant cash flows to continue from these sources throughout the remainder of 1998.

Capital Resources

The Company relies on stockholders' equity for its capital resources, as there has been no long-term debt outstanding in 1998 or recent years. The Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 1998.

Stockholders' equity totaled $424.5 million at June 30, 1998, reflecting an increase of $23.6 million from December 31, 1997. The increase in capital is primarily from net earnings of $22.6 million and an increase in net unrealized gains on investment securities totaling $851,000 during the first six months of 1998. Book value per share at June 30, 1998, was $121.41.


YEAR 2000 ISSUES

The "Year 2000" problem arose because many existing computer programs use only the last two digits to refer to a year, resulting in these programs' inability to recognize "00" in the date field as the year 2000. If not corrected, many computer systems may be unable to process date sensitive data accurately beyond the year 1999, resulting in possible system failures or generation of erroneous results.

Because  of  the  potential financial  and  operational  problems  this  could present, the Company has conducted a review of its computer systems to identify systems that could be affected by the "Year 2000" issue. The Company is primarily utilizing its own resources to correct, reprogram, and test internally developed and maintained systems. The Company anticipates this process will be substantially completed prior to year-end 1998. Computer systems purchased from software developers are also being reviewed for "Year 2000" compliance. These systems are either already "Year 2000" compliant or the software developers are in the process of completing the required programing changes. Additionally, the Company is reviewing possible implications from its major service providers, which include investment trust, banking, and telephone services. This review has been substantially completed and the Company does not anticipate significant problems from these services related to "Year 2000" issues.

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


                         PART II.  OTHER INFORMATION

                          ITEM 1.  LEGAL PROCEEDINGS


Pending Litigation

On March 28, 1994, the Community College District No. 508, County of Cook and State of Illinois (The City Colleges) filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against National Western Life Insurance Company (the Company or National Western) and subsidiaries of The Westcap Corporation (Westcap), a wholly owned subsidiary of the Company. The suit sought rescission of securities purchase transactions by The City Colleges from Westcap between September 9, 1993, and November 3, 1993, alleged compensatory damages, punitive damages, injunctive relief, declaratory relief, fees, and costs. National Western was named as a "controlling person" of the Westcap defendants. Westcap filed Chapter 11 bankruptcy, and The City Colleges filed a claim in the bankruptcy court against Westcap. The claim was tried before the bankruptcy court and in September, 1997, a $56,173,000 judgment was entered against Westcap favorable to The City Colleges. Westcap appealed this decision to the United States District Court for the Southern District of Texas (Houston Division). On July 24, 1998, the United States District Court affirmed the orders of the bankruptcy court with respect to their underlying conclusion that Westcap is liable to The City Colleges under the Texas Securities Act, but the Court vacated the orders and remanded them to the bankruptcy court to determine the correct amount of damages in a manner consistent with the Court's opinion and the Texas Securities Act. It is expected that Westcap will appeal the District Court's judgment to the Fifth Circuit Court of Appeals. While Westcap is a wholly owned subsidiary of the Company, the Company is not a party to the bankruptcy or the judgment against Westcap by the bankruptcy court or the United States District Court. The lawsuit against the Company was stayed in September, 1994, pending resolution of The City Colleges' claim against Westcap. Following the judgment against Westcap in the bankruptcy court, on December 2, 1997, the stay was lifted by the United States District Court in Illinois, and The City Colleges filed an amended complaint seeking to hold the Company liable for the claim allowed in the bankruptcy court against Westcap under the "control person" provision of the Texas Securities Act. The suit seeks approximately $56 million plus fees and costs. The Company filed jurisdictional and venue motions to have the case transferred to the United States District Court for the Western District of Texas, which motions were agreed to by the Plaintiff, and the case in now pending in the United States District Court for the Western District of Texas, where the parties are engaged in discovery activities. The Company believes it has reasonable and adequate defenses to the suit. Although the alleged damages, if sustained, would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from the suit cannot be made at this time.

The Westcap Corporation Bankruptcy Proceedings

The Westcap Corporation, which is currently in Chapter 11 bankruptcy, the Creditors' Committee, and National Western Life filed documents with the bankruptcy court on April 30, 1998, that could lead to the settlement of all claims of the creditors of Westcap and the claims of Westcap against National Western Life, with the exception of the claims of The City Colleges against National Western Life. The next step in the settlement process is the approval of such agreements by the Westcap creditors, Westcap and National Western Life, and the bankruptcy court. These parties must vote to either accept or reject the agreements by August 21, 1998. Results of this process are anticipated to be released by the bankruptcy court in September, 1998. If the plan is ultimately approved and confirmed, National Western Life's obligations could total approximately $15 million for complete releases from all claims, except for the pending claims asserted by The City Colleges against National Western Life in federal court litigation. Because it remains uncertain at this time whether the agreements will be approved by all the parties, no amounts have been accrued in the Company's financial statements for potential settlements.



         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On June 19, 1998, the stockholders voted upon the following matters at the annual stockholders meeting:

(a) The election of Class A directors to serve one-year terms. The results of the voting were as follows:


                                       For          Against


     Robert L. Moody                 2,562,939         22,524
     Arthur O. Dummer                2,559,531         25,932
     Harry L. Edwards                2,559,636         25,827
     E. J. Pederson                  2,565,470         19,993



(b) The election of Class B directors to serve one-year terms. The results of the voting were as follows:


                                       For         Against


     E. Douglas McLeod                 200,000           -
     Charles D. Milos, Jr.             200,000           -
     Frances A. Moody                  200,000           -
     Ross R. Moody                     200,000           -
     Russell S. Moody                  200,000           -
     Louis E. Pauls, Jr.               200,000           -



(c) The adoption of the First Amendment to the National Western Life Insurance Company 1995 Stock and Incentive Plan. The results of the voting were as follows: For - 2,524,308; Against - 53,816; Abstain - 7,339. The amendment to the plan provides additional stock options for directors of National Western Life.


                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 10(k)   - First Amendment to the National Western Life Insurance
                  Company 1995 Stock and Incentive Plan
                  effective June 19, 1998 (filed on page __ of this report.).

Exhibit 11      - Computation of Earnings Per Share (filed on pages __
                  and __ of this report).

Exhibit 27      - Financial Data Schedule (filed electronically pursuant
                  to Regulation S-K).

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1998.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   National Western Life Insurance Company

                                 (Registrant)







Date: August 10, 1998                      /S/ Ross R. Moody
                                           Ross R. Moody
                                           President, Chief Operating Officer,
                                           and Director
                                           (Authorized Officer)



Date: August 10, 1998                      /S/ Robert L. Busby, III
                                           Robert L. Busby, III
                                           Senior Vice President -
                                           Chief Administrative Officer,
                                           Chief Financial Officer and
                                           Treasurer
                                           (Principal Financial Officer)



Date: August 10, 1998                      /S/ Vincent L. Kasch
                                           Vincent L. Kasch
                                           Vice President - Controller
                                           and Assistant Treasurer
                                           (Principal Accounting Officer)