Form 10-Q
period 1998-09-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 1998-11-16
CIK 70684

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


[  X  ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1998

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

Yes [ X  ]     No  [      ]


As of November 11, 1998, the number of shares of Registrant's common stock outstanding was: Class A - 3,298,128 and Class B - 200,000.




           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    INDEX



Part I.  Financial Information:                                       Page

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
September 30, 1998 (Unaudited) and December 31, 1997

Condensed Consolidated Statements of Earnings
For the Three Months Ended September 30, 1998 and 1997 (Unaudited)

Condensed Consolidated Statements of Earnings
For the Nine Months Ended September 30, 1998 and 1997 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 1998 and 1997 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Nine Months Ended September 30, 1998 and 1997 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 1998 and 1997 (Unaudited)

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 1998 and 1997 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Part II.  Other Information:

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit 10(l) - Fifth Amendment to the National Western Life
Insurance Company Non-Qualified Deferred Compensation Plan

Exhibit 11 - Computation of Earnings per Share
For the Three Months Ended September 30, 1998 and 1997 (Unaudited)

Exhibit 11 - Computation of Earnings per Share
For the Nine Months Ended September 30, 1998 and 1997 (Unaudited)







                        PART I.  FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                    (Unaudited)
                                                   September 30,  December 31,
          ASSETS                                        1998          1997


Cash and investments:
    Securities held to maturity,
    at amortized cost                               $ 2,015,048     1,874,643
    Securities available for sale, at fair value        718,316       651,736
    Mortgage loans, net of allowance for possible
    losses ($4,640 and $4,640)                          158,304       181,878
    Policy loans                                        125,925       133,826
    Other long-term investments                          31,641        27,387
    Cash and short-term investments                      11,172         7,870

Total cash and investments                            3,060,406     2,877,340

Accrued investment income                                42,603        41,050
Deferred policy acquisition costs                       300,712       291,079
Other assets                                             18,806        15,202
Assets of discontinued operations                           609           892

                                                    $ 3,423,136     3,225,563




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






           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In Thousands Except Shares Outstanding)



                                                    (Unaudited)
                                                   September 30,  December 31,
       LIABILITIES AND STOCKHOLDERS' EQUITY             1998          1997


LIABILITIES:

Future policy benefits:
    Traditional life and annuity products         $     167,985       170,423
    Universal life and investment
    annuity contracts                                 2,724,171     2,580,867
Other policyholder liabilities                           24,804        25,001
Federal income taxes payable:
    Current                                                 -           2,470
    Deferred                                             16,061        13,153
Other liabilities                                        44,015        31,894
Liabilities of discontinued operations                   14,734           892

Total liabilities                                     2,991,770     2,824,700

COMMITMENTS AND CONTINGENCIES (Notes 3 and 6)

STOCKHOLDERS' EQUITY:

Common stock:
    Class A - $1 par value; 7,500,000 shares
    authorized;  3,298,128
    and 3,291,738 shares issued and
    outstanding in 1998 and 1997                          3,298         3,292
    Class  B -  $1  par value;  200,000
    shares authorized, issued,
    and outstanding in 1998 and 1997                        200           200
Additional paid-in capital                               24,899        24,662
Accumulated other comprehensive income                   22,117        16,268
Retained earnings                                       380,852       356,441


Total stockholders' equity                              431,366       400,863

                                                  $   3,423,136     3,225,563



Note: The balance sheet at December 31, 1997, has been taken from the audited financial statements at that date. Certain reclassifications have been made in accordance with the implementation of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."


See accompanying notes to condensed consolidated financial statements.






           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
            For the Three Months Ended September 30, 1998 and 1997
                                 (Unaudited)
                   (In Thousands Except Per Share Amounts)



                                                          1998          1997


Premiums and other revenue:
    Life and annuity premiums                     $       3,050         3,411
    Universal life and investment
    annuity contract revenues                            22,150        19,303
    Net investment income                                50,689        52,908
    Other income                                             80            64
    Realized gains on investments                           606           408

Total premiums and other revenue                         76,575        76,094

Benefits and expenses:
    Life and other policy benefits                        9,155         9,362
    Decrease in liabilities for
    future policy benefits                                 (945)          (96)
    Amortization of deferred policy
    acquisition costs                                    11,137         9,785
    Universal life and investment
    annuity contract interest                            33,177        36,116
    Other insurance operating expenses                    7,501         6,378


Total benefits and expenses                              60,025        61,545

Earnings before Federal income
taxes and discontinued operations                        16,550        14,549

Provision (benefit) for Federal income taxes:
    Current                                                 (26)        6,741
    Deferred                                                680        (1,721)

Total Federal income taxes                                  654         5,020

Earnings from continuing operations                      15,896         9,529

Losses from discontinued operations                     (14,125)          -

Net earnings                                      $       1,771         9,529


Basic earnings per share:
    Earnings from continuing operations           $        4.55          2.73
    Losses from discontinued operations                   (4.04)          -

Net earnings                                      $        0.51          2.73

Diluted earnings per share:
    Earnings from continuing operations           $        4.48          2.71
    Losses from discontinued operations                   (3.98)          -

Net earnings                                      $        0.50          2.71



See accompanying notes to condensed consolidated financial statements.




           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
            For the Nine Months Ended September 30, 1998 and 1997
                                 (Unaudited)
                   (In Thousands Except Per Share Amounts)




                                                          1998          1997


Premiums and other revenue:
    Life and annuity premiums                     $       9,617        11,682
    Universal life and investment
    annuity contract revenues                            62,741        59,984
    Net investment income                               163,488       160,419
    Other income                                            891           220
    Realized gains (losses) on investments                2,114        (2,371)


Total premiums and other revenue                        238,851       229,934

Benefits and expenses:
    Life and other policy benefits                       28,283        29,371
    Decrease in liabilities for
    future policy benefits                               (2,438)       (2,096)
    Amortization of deferred policy
    acquisition costs                                    31,537        30,670
    Universal life and investment
    annuity contract interest                           108,727       110,180
    Other insurance operating expenses                   21,829        19,750

Total benefits and expenses                             187,938       187,875

Earnings before Federal income
taxes and discontinued operations                        50,913         42,059

Provision (benefit) for Federal income taxes:
    Current                                              12,619        16,536
    Deferred                                               (242)       (2,556)

Total Federal income taxes                               12,377        13,980

Earnings from continuing operations                      38,536        28,079

Losses from discontinued operations                     (14,125)       (1,000)

Net earnings                                      $      24,411        27,079


Basic earnings per share:
    Earnings from continuing operations           $       11.03          8.05
    Losses from discontinued operations                   (4.04)        (0.29)

Net earnings                                      $        6.99          7.76


Diluted earnings per share:
    Earnings from continuing operations           $       10.91          7.98
    Losses from discontinued operations                   (4.00)        (0.28)

Net earnings                                      $        6.91          7.70



See accompanying notes to condensed consolidated financial statements.




           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            For the Three Months Ended September 30, 1998 and 1997
                                 (Unaudited)
                                (In Thousands)



                                                          1998          1997


Net earnings                                      $       1,771         9,529

Other comprehensive income, net of
effects of deferred
policy acquisition costs and taxes:
    Unrealized gains on securities:
        Unrealized holding gains
        arising during period                             5,328         3,638

        Less: reclassification adjustment
        for gains included in net earnings                 (228)         (268)
        Amortization of net unrealized gains
        related to transferred securities                   (67)         (247)

        Net unrealized gains on securities                5,033         3,123

    Foreign currency translation adjustments                -             331

Other comprehensive income                                5,033         3,454

Comprehensive income                              $       6,804        12,983



See accompanying notes to condensed consolidated financial statements.




           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            For the Nine Months Ended September 30, 1998 and 1997
                                 (Unaudited)
                                (In Thousands)



                                                          1998          1997


Net earnings                                      $      24,411        27,079

Other comprehensive income, net of effects of
deferred policy acquisition costs and taxes:
    Unrealized gains on securities:
        Unrealized holding gains
        arising during period                             6,930         3,881
        Less: reclassification adjustment for
        gains included in net earnings                     (645)       (1,033)
        Amortization of net unrealized gains
        related to transferred securities                  (401)         (786)

        Net unrealized gains on securities                5,884         2,062

    Foreign currency translation adjustments                (35)        2,267

Other comprehensive income                                5,849         4,329

Comprehensive income                              $      30,260        31,408



See accompanying notes to condensed consolidated financial statements.




           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Nine Months Ended September 30, 1998 and 1997
                                 (Unaudited)
                                (In Thousands)


                                                         1998          1997


Common stock:
    Balance at beginning of year                  $       3,492         3,491
    Shares exercised under stock option plan                  6           -

Common stock at end of period                             3,498         3,491

Additional paid-in capital:

    Balance at beginning of year                         24,662        24,647
    Shares exercised under stock option plan                237           -

Additional paid-in capital at end of period              24,899        24,647

Accumulated other comprehensive income:
    Unrealized gains on securities:
        Balance at beginning of year                     13,782         9,853
        Change in unrealized gains during period          5,884         2,062

    Balance at end of period                             19,666        11,915

    Foreign currency translation adjustments:
        Balance at beginning of year                      2,486           -
        Change in translation adjustments
        during period                                       (35)        2,267

    Balance at end of period                              2,451         2,267

Accumulated other comprehensive
income at end of period                                  22,117        14,182

Retained earnings:
    Balance at beginning of year                        356,441       314,869
    Net earnings                                         24,411        27,079

Retained earnings at end of  period                     380,852       341,948

Total stockholders' equity                        $     431,366       384,268



See accompanying notes to condensed consolidated financial statements.





           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Nine Months Ended September 30, 1998 and 1997
                                 (Unaudited)
                                (In Thousands)


                                                          1998          1997



Cash flows from operating activities:
    Net earnings                                  $      24,411        27,079
    Adjustments to reconcile net earnings to
    net cash from operating activities:
    Universal life and investment
    annuity contract interest                           108,727       110,180
    Surrender charges and other
    policy revenues                                     (30,884)      (31,716)
    Realized (gains) losses on investments               (2,114)        2,371
    Accrual and amortization of
    investment income                                    (6,397)       (3,846)
    Depreciation and amortization                           737           746
    Decrease in insurance receivables
    and other assets                                        864           395
    Increase in accrued investment income                (1,553)         (644)
    Decrease (increase) in deferred
    policy acquisition costs                            (15,008)        2,391
    Decrease in liability for
    future policy benefits                               (2,438)       (2,096)
    Increase (decrease) in other
    policyholder liabilities                               (197)        1,146
    Increase (decrease) in Federal
    income taxes payable                                 (7,160)          976
    Increase in other liabilities                        12,121         2,903
    Decrease in value of index options                    5,201           -
    Other                                                  (245)          -

Net cash provided by operating activities                86,065       109,885

Cash flows from investing activities:
    Proceeds from sales of:
       Securities held to maturity                        2,978         1,993
       Securities available for sale                        -          48,170
       Other investments                                  2,595         1,615
    Proceeds from maturities and redemptions of:
       Securities held to maturity                       77,855        81,177
       Securities available for sale                     45,296        29,389
    Purchases of:
       Securities held to maturity                     (226,321)      (78,914)
       Securities available for sale                    (83,125)     (167,569)
       Other investments                                (13,252)       (3,822)
    Principal payments on mortgage loans                 31,421        27,137
    Cost of mortgage loans acquired                      (6,642)      (19,395)
    Decrease in policy loans                              7,901         5,960
    Decrease in assets of discontinued operations           283           365
    Increase (decrease) in liabilities
    of discontinued operations                           13,842          (365)
    Other                                                  (349)         (179)

Net cash used in investing activities                  (147,518)      (74,438)



(Continued on next page)




           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
            For the Nine Months Ended September 30, 1998 and 1997
                                 (Unaudited)
                                (In Thousands)



                                                          1998          1997


Cash flows from financing activities:
    Deposits to account balances for universal
    life and investment annuity contracts         $     327,897       196,328
    Return of account balances on universal life
    and investment annuity contracts                   (263,385)     (236,909)
    Issuance of common stock under
    stock option plan                                       243          -

Net cash provided by (used
in) financing activities                                 64,755       (40,581)

Net increase (decrease) in cash
and short-term investments                                3,302        (5,134)
Cash and short-term investments
at beginning of year                                      7,870        11,358

Cash and short-term investments at end of period  $      11,172         6,224




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

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of its operations for the three months and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the three months and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


(2)  DIVIDENDS

The Company paid no cash dividends on common stock during the nine months ended September 30, 1998 and 1997.


(3)  DISCONTINUED BROKERAGE OPERATIONS

By order dated August 28, 1998, the United States Bankruptcy Court, Southern District of Texas, Houston Division, confirmed and approved the Third Amended Joint Consensual Plan of Reorganization (the Plan) of The Westcap Corporation and its wholly owned subsidiary Westcap Enterprises, Inc. (jointly Westcap). Pursuant to the Plan, National Western will receive credit for $1,000,000 previously contributed to Westcap in bankruptcy in March, 1997, and will pay an additional $14,125,000 to compromise and settle (i) all claims of Westcap against National Western, and (ii) all claims and litigation of certain settling creditors of Westcap who alleged federal or state securities law "control person" violations by National Western relating to Westcap's brokerage business, in exchange for full and complete releases from all of such claims, litigation and alleged violations. Chicago City Colleges is excluded from the compromise and settlement by National Western with the settling creditors, but will participate with all creditors in the settlement distribution from Westcap. National Western will retain 100% continuing ownership of the reorganized Westcap. Westcap will no longer engage in brokerage operations, but will operate as a real estate management company.

The $14,125,000 settlement was reflected as a loss from discontinued brokerage operations for the quarter ended September 30, 1998. The settlement payment is expected to be made in November, 1998. Any additional losses will depend on the results of the Chicago City Colleges lawsuit filed against National Western on March 28, 1994, for alleged federal or state securities law "control person" violations relating to Westcap, and which is pending in the United States District Court, Western District of Texas. National Western
believes it has reasonable and adequate defenses to this suit and, accordingly, no amounts have been accrued in the accompanying consolidated financial statements for potential losses relating to such suit.


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


(5) STOCKHOLDERS' EQUITY

Detail of changes in shares of common stock outstanding is provided below:


                                               Nine Months Ended September 30,
                                                       1998          1997
                                                         (In thousands)


Common stock shares outstanding:
    Shares outstanding at beginning of year            3,492          3,491
    Shares exercised under stock option plan               6            -

Shares outstanding at end of period                    3,498          3,491



(6) COMMITMENTS AND CONTINGENCIES

On September 8, 1998, National Western Life Insurance Company (National Western), National Annuity Programs, Inc. (NAP), and the policyholder plaintiffs, interveners and class-representatives in the Diffie, et al. vs. National Western Life Insurance Company and National Annuity Programs, Inc. class action litigation pending in the District Court of Travis County, Texas, filed with the Court a joint motion for preliminary approval of a Settlement Agreement among the parties, and requested the Court to review the Settlement Agreement and make a preliminary determination that it is fair, adequate and reasonable to the members of the proposed classes, and that the proposed classes are capable of being certified for settlement purposes, to approve the form of the notices of the settlement to the classes, and to set a class certification and fairness hearing on the settlement. As previously reported, National Western and NAP, its independent marketing general agency, were sued for alleged violations of Texas statutes and regulations of the Texas
Department of Insurance, alleged negligent misrepresentations, and other allegations relating to breach of contract, common law fraud, good faith and fair dealing and conspiracy. In exchange for a final order and judgment dismissing with prejudice the claims asserted against National Western and NAP by all members of the settlement classes, National Western will contribute approximately $5 million to the proposed settlement and NAP will pay $750,000 to the settlement.

On September 9, 1998, the District Court entered an order temporarily certifying a settlement class, preliminarily approved the Settlement Agreement between the parties, determined that it is appropriate to send notice to the proposed class members of the Settlement Agreement, approved the form and content of the notices to the members of the class, authorized National Western to retain an administrator to supervise the Settlement Agreement offer to members of the class, set a "fairness hearing" on the Settlement Agreement for January 20, 1999, and enjoined other actions.

Although National Western and NAP consider this is a fair and equitable settlement offer, significant uncertainty still exists whether the Settlement Agreement will be approved by an acceptable number of class members and by the Court. Additionally, National Western may void the Settlement Agreement should a specified number of class members reject the proposed settlement. As a result of this considerable uncertainty, no amounts have been accrued in National Western's financial statements for the potential settlement. National Western will accrue the appropriate amount of the settlement offer if and when it is probable that acceptance of the Settlement Agreement will be achieved. National Western will proceed with notification of class members and preliminary administration of the claims process during the remainder of 1998. It is this process which will determine whether ultimate settlement is achieved. Accordingly, National Western has accrued approximately $250,000 for the estimated costs of the notification and administration process in the quarter ended September 30, 1998.



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


                                         Nine Months Ended September 30,
                                             1998              1997


United States domestic market:
     Investment annuities                     81.9   %          72.7   %
     Life insurance                            6.3               9.6

Total domestic market                         88.2              82.3

International market:
     Investment annuities                      0.2               0.7
     Life insurance                           11.6              17.0

Total international market                    11.8              17.7

Total direct premiums collected              100.0   %         100.0   %



Insurance Operations - Domestic Division

The Company's Domestic Division concentrates marketing efforts on federal employees, seniors, and specific employee groups in private industry, as well as individual sales. The products marketed are annuities, universal life insurance, and traditional life insurance, which includes both term and whole life products. The majority of products sold are the Company's annuities, which include single and flexible premium deferred annuities, single premium immediate annuities, and an equity-indexed annuity. Most of these annuities can be sold as tax qualified or nonqualified products.

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

Investments in debt and equity securities are classified and reported as either securities held to maturity or securities available for sale. The Company does not maintain a portfolio of trading securities. The reporting category chosen for the Company's securities investments depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. At September 30, 1998, approximately 25.1% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

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

The Company's overall conservative investment philosophy is reflected in the allocation of its investments which is detailed below as of September 30, 1998 and December 31, 1997. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and real estate.


                                          Percent of Investments
                                      September 30,      December 31,
                                           1998              1997


Debt securities                             88.8 %            87.3 %
Mortgage loans                               5.2               6.3
Policy loans                                 4.1               4.7
Equity securities                            0.5               0.5
Real estate                                  0.4               0.5
Other                                        1.0               0.7

Totals                                     100.0 %           100.0 %



Portfolio Analysis

The Company maintains a diversified debt securities portfolio which consists of various types of fixed income securities including primarily corporate, mortgage-backed securities, and public utilities. Investments in mortgage-backed securities include U.S. government agency and collateralized mortgage obligations (CMOs).

At September 30, 1998, the Company's debt and equity securities were classified as follows:


                                                                     Gross
                                        Fair        Amortized     Unrealized
                                        Value          Cost          Gains
                                                  (In thousands)


Securities held to maturity:
    Debt securities               $    2,146,202     2,015,048        131,154
Securities available for sale:
    Debt securities                      704,020       657,430         46,590
    Equity securities                     14,296        10,769          3,527

Totals                            $    2,864,518     2,683,247        181,271



As detailed above, debt securities comprise almost the entire securities portfolio, as equity securities represent only a small component. Gross unrealized gains totaling $181,271,000 on the securities portfolio at September 30, 1998, are a reflection of market interest rates at quarter-end. The fair values, or market values, of fixed income debt securities correlate to external market interest rate conditions. Because the interest rates are fixed on almost all of the Company's debt securities, market values typically increase when market interest rates decline, and decrease when market interest rates rise. An analysis of gross unrealized gains on the Company's securities portfolio for the quarter ended September 30, 1998 is detailed below:


                                                                  Change in
                                     Gross Unrealized Gains       Unrealized
                                        At             At           Gains
                                   September 30,    June 30,      During 3rd
                                       1998           1998       Quarter 1998
                                                 (In thousands)


Securities held to maturity:
    Debt securities              $      131,154         85,692        45,462
Securities available for sale:
    Debt securities                      46,590         32,669        13,921
    Equity securities                     3,527          3,777          (250)

Totals                           $      181,271        122,138        59,133


Changes in interest rates typically have a significant impact on the market values of the Company's debt securities, as reflected above. Unrealized gains at September 30, 1998, increased over $59 million from June 30, 1998, as market interest rates of the ten year U.S. Treasury bond declined approximately 100 basis points during the quarter. Because the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in market values have relatively small effects on the Company's financial statements. Also, the Company has the intent and ability to hold these securities to maturity, and it is unlikely that sales of such securities would be required which would realize market gains or losses.

An important aspect of the Company's investment philosophy is managing the cash flow stability of the portfolio. Because expected maturities of securities may differ from contractual maturities due to prepayments, extensions, and calls, the Company takes steps to manage and minimize such risks. The Company continues to invest primarily in corporate debt securities, many of which are noncallable, which helps reduce prepayment and call risks. At September 30, 1998, corporate and public utility securities represented over 68% of the entire debt securities portfolio.

Mortgage-backed securities are also an important component of the Company's debt securities portfolio, representing 24% of the portfolio at September 30, 1998. Although holdings of mortgage-backed securities are subject to prepayment and extension risks, both of these risks are addressed by specific portfolio management strategies which add stability to the Company's cash flow management. The Company substantially reduces both prepayment and extension risks of mortgage-backed securities by investing primarily in collateralized mortgage obligations which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I (PAC I) CMOs, are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

As of September 30, 1998, CMOs represent about 90% of the Company's mortgage-backed securities. Furthermore, PAC I CMOs account for approximately 94% of this CMO portfolio. The CMOs in the Company's portfolio have been modeled and subjected to detailed, comprehensive analysis by the Company's investment staff. The overall structure of the CMO as well as the individual tranche being considered for purchase have been evaluated to ensure that the security fits appropriately within the Company's investment philosophy and asset/liability management parameters. The Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension, and credit risks.

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


                                                Below Investment
                                              Grade Debt Securities
                                                                     % of
                                       Carrying       Market      Invested
                                        Value         Value         Assets
                                                  (In thousands)


September 30, 1998               $      44,985        47,003          1.5%

December 31, 1997                $      41,149        41,969          1.4%

December 31, 1996                $      38,696        38,784          1.4%



The Company's strong credit risk management and commitment to quality has resulted in minimal defaults in the debt securities portfolio in recent years. At September 30, 1998, no securities were in default and on nonaccrual status.


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

Portfolio Analysis

The Company held net investments in mortgage loans totaling $158,304,000 and $181,878,000, or 5.2% and 6.3% of total invested assets, at September 30, 1998, and December 31, 1997, respectively. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

The diversification of the mortgage loan portfolio by geographic regions of the United States and by property type as of September 30, 1998 and December 31, 1997, was as follows:


                                       September 30,    December 31,
                                           1998             1997


West South Central                          60.4%            54.9  %
Mountain                                    12.7             11.3
South Atlantic                               5.3             11.4
Pacific                                      8.6              8.0
East South Central                           5.8              5.2
East North Central                           1.4              3.9
Other                                        5.8              5.3

Totals                                     100.0%           100.0  %



                                       September 30,    December 31,
                                           1998             1997


Retail                                      56.4 %           62.2  %
Office                                      18.4             16.6
Hotel/Motel                                  8.8              7.9
Apartment                                    4.7              4.1
Land/Lots                                    4.9              3.3
Nursing Homes                                3.4              3.2
Other                                        3.4              2.7

Totals                                     100.0 %          100.0  %



As of September 30, 1998, the allowance for possible losses on mortgage loans was $4,640,000. No additions were made to the allowance in the third quarter of 1998. Although management believes that the current balance is adequate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the West South Central region which includes Texas, Louisiana, Oklahoma, and Arkansas, as this area contains the highest concentrations of the Company's mortgage loans.

The Company currently places all loans past due three months or more on nonaccrual status, thus recognizing no interest income on the loans. Also, the Company will at times restructure mortgage loans under certain conditions which may involve changes in interest rates, payment terms, or other modifications. For the nine months ended September 30, 1998 and 1997, the reductions in interest income due to nonaccrual and restructured mortgage loans were not significant.

The Company owns real estate that was acquired through foreclosure and through direct investment totaling approximately $13,678,000 and $15,027,000 at September 30, 1998, and December 31, 1997, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized operating gains on these properties of approximately $167,000 and $124,000 for the three months ended September 30, 1998 and 1997.

The Company monitors the conditions and market values of these properties on a regular basis. No significant realized losses were recognized due to declines in values of properties for the three months ended September 30, 1998 and 1997, respectively. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed.

Although not a significant portion of the investment portfolio, the Company's real estate joint ventures and partnerships continue to produce favorable returns. In the third quarter of 1998, the Company's investment income was enhanced once again from nonrecurring gains totaling $1,125,000 on investments in real estate limited partnerships.


RESULTS OF OPERATIONS

Summary of Consolidated Operations

A summary of operating results for the three months and nine months ended September 30, 1998 and 1997 is provided below:


                             Three Months Ended         Nine Months Ended
                               September 30,              September 30,
                             1998          1997         1998          1997
                          (In thousands except per   (In thousands except per
                                share data)                share data)


Revenues:
Insurance revenues
excluding realized
gains (losses) on
 investments              $   75,969        75,686      236,737       232,305
Realized gains (losses)
on investments                   606           408        2,114        (2,371)


Total revenues            $   76,575        76,094      238,851       229,934

Earnings:
Earnings from
insurance operations      $   15,502         9,264       37,162        29,620
Losses from discontinued
brokerage operations         (14,125)          -        (14,125)       (1,000)
Net realized gains
(losses)
on investments                   394           265        1,374        (1,541)

Net earnings              $    1,771         9,529       24,411        27,079

Basic Earnings Per
Share:
Earnings from
insurance operations      $     4.44          2.66        10.64          8.49
Losses from discontinued
brokerage operations           (4.04)          -          (4.04)        (0.29)
Net realized gains
(losses)
on investments                  0.11          0.07         0.39         (0.44)

Net earnings              $     0.51          2.73         6.99          7.76

Diluted Earnings Per
Share:
Earnings from
insurance operations      $     4.37          2.64        10.52          8.42
Losses from discontinued
brokerage operations           (3.98)          -          (4.00)        (0.28)
Net realized gains
(losses)
on investments                  0.11          0.07         0.39         (0.44)

Net earnings              $     0.50          2.71         6.91          7.70




Significant changes and fluctuations in income and expense items between the three months ended September 30, 1998 and 1997 are described in detail for insurance operations and discontinued brokerage operations as follows:

Insurance Operations

Insurance Operations Net Earnings: Earnings from insurance operations for the quarter ended September 30, 1998, were $15,502,000 compared to $9,264,000 for the third quarter of 1997. However, third quarter 1998 earnings include a $4.9 million tax benefit resulting from losses from the Westcap bankruptcy settlement. The tax benefit was recognized in accordance with the Company's tax allocation agreement with its subsidiaries. Excluding the tax benefit, 1998 third quarter earnings increased $1.3 million over the comparable 1997 quarter. Contributing to the increased earnings were universal life and annuity contract revenues which were up 14.7% from the 1997 third quarter and lower life insurance benefit claims. Additionally, increases in net investment income totaling $730,000, net of taxes, were realized from nonrecurring gains on investments in real estate limited partnerships. Increases in earnings were offset somewhat by higher amortization of deferred policy acquisition costs and other insurance operating expenses.

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

Universal Life and Investment Annuity Contract Revenues: These revenues are from the Company's nontraditional products which are universal life and investment annuities. Revenues from these types of products consist of policy charges for the cost of insurance, surrender charges, policy administration fees, and other miscellaneous revenues. These revenues increased from $19,303,000 for the quarter ended September 30, 1997, to $22,150,000 for the same 1998 period. The higher revenues are primarily due to increases in surrender charge revenues totaling $1,158,000 for single-tier annuities and universal life insurance and increases in cost of insurance revenues totaling $1,002,000. Policy surrenders were 37.9% and 2.7% higher for single-tier annuities and universal life, respectively, for the third quarter of 1998 compared to the same period of 1997. The increase in cost of insurance revenues continues as sales of universal life products in both the domestic and international markets increase, resulting in growth of the Company's block of universal life insurance in force.

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


                                                  Three Months Ended
                                                     September 30,
                                                  1998           1997
                                                    (In thousands)

Surrender charges:
   Two-tier annuities                    $        5,104          4,803
   Universal life insurance                       2,391          1,922
   Single-tier annuities                          1,916          1,227

Total surrender charges                           9,411          7,952

Cost of insurance revenues                        9,761          8,759
Policy fees and other revenues                    2,978          2,592

Totals                                   $       22,150         19,303



Actual universal life and investment annuity deposits collected for the quarters ended September 30, 1998 and 1997, are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                        Three Months Ended September 30,
                                                 1998           1997
                                                   (In thousands)


Investment annuities:
    First year and single premiums      $      122,212         56,071
    Renewal premiums                             3,989          4,981

Total annuities                                126,201         61,052

Universal life insurance:
    First year and single premiums               5,316          5,001
    Renewal premiums                            12,767         12,863

Total universal life insurance                  18,083         17,864

Totals                                  $      144,284         78,916



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

Although annuity sales declined in 1996 and 1997 from previous levels, the Company is again experiencing significant growth in annuity production in 1998. The growth is primarily attributable to the Company's new equity-indexed annuity. In fact, the growth has been dramatic as annuity production increased 107% from $61,052,000 for the third quarter of 1997 to $126,201,000 for the same period of 1998. This growth is almost entirely from the Company's new equity-indexed annuity.

The Company diversified its annuity products offered to customers by introducing an equity-indexed annuity in late 1997. This product is a flexible premium deferred annuity which combines the features associated with traditional fixed annuities, with the option to have interest rates that are linked in part to an equity index, the S&P 500 Composite Stock Price Index. This new annuity is a long-term contract designed as a planning vehicle for retirement security. Initial sales of $158 million in the first nine months of 1998 indicate that this product is attractive to customers, as it has guaranteed minimum interest rates, coupled with the potential for significantly higher returns based on an equity index component. Also, because the Company does not offer variable products or mutual funds, this new product provides a key equity-based alternative to the Company's existing fixed annuity products.

The Company has implemented an investment hedging program to offset the potential higher returns required to be paid on these products. Specifically, the Company purchases index options from highly rated banks and brokerage firms. These index options act as hedges to match closely the returns based on the S&P 500 Composite Stock Price Index which may be paid to policyholders.

First year and single universal life insurance premiums showed moderate growth in the third quarter of 1998. These premiums totaled $5,316,000 for the quarter ended September 30, 1998, compared to $5,001,000 for the same period of 1997, reflecting an increase of 6.3%. The Company has experienced growth in this area throughout 1998 from both international and domestic life insurance sales as the Company's increased marketing efforts and additional personnel are producing positive results.

The majority of the Company's life insurance production continues to come from the international market, primarily Central and South American countries. While the Company continues to see economic and competitive pressures in the Central and South American market, which has resulted in relatively flat insurance production over the past few years, first year universal life insurance premiums have reflected significant growth in 1998. The Company has been accepting policies from foreign nationals for over thirty years and has developed strong relationships with carefully selected brokers in the foreign countries. This experience and strong broker relations have enabled the Company to meet pressures with continued strong production and successful marketing efforts.

While international life insurance production has been consistently strong for National Western over the years, the Company's goal is to increase sales in this market. To accomplish this goal, the Company has continued to modify its market, distribution, and product strategies. For example, the Company introduced two new equity-indexed investment products in 1998 similar to the equity-indexed annuity sold in the domestic market. These new products are targeted primarily to specific South American countries for pension and retirement planning needs. The Company also continues to modify its current portfolio of products to better meet the needs of policyholders in expanded market niches.

Net Investment Income: Net investment income decreased 4.2% from the third quarter of 1997, due to declines in fair values of index options used to hedge the equity return component of the Company's equity-indexed annuity product. The index options, which act as hedges to match closely the returns on the S&P 500 Composite Stock Price Index, are reported at fair value in the accompanying financial statements. Because the index options are used as hedges, the changes in the values of the index options and the changes in the policyholder liabilities for equity-indexed annuities are both reflected in the statement of earnings. The decline in value of the index options totaled $6.6 million for the third quarter of 1998. This significant decline is directly attributable to the decline in the S&P 500 Composite Stock Price Index over the same period. While net investment was lower due to these options, the Company also incurred corresponding lower annuity contract interest expense as the credited return on the Company's equity-indexed annuities are also based on the same S&P 500 Composite Stock Price Index.

Net investment income from debt securities continues to increase primarily due to increases in invested assets as a result of strong annuity production in 1998. But as market interest rates continue to decline in 1998, this has also lowered the Company's portfolio yield on its debt securities. As a result of these factors, net investment income from debt securities for the third quarter of 1998 reflects an increase of $3,522,000, or 7.7%, over the same period for 1997. However, net investment income for the third quarter of 1997 also was lower than anticipated due to yield and amortization adjustments on mortgage-backed securities totaling $1.4 million.

The Company continues to experience declines in investment income from mortgage loans which is consistent with decreases in mortgage loans as previously described. Also, in addition to the decline in value of index options, other investment income includes nonrecurring gains on investments in real estate limited partnerships totaling $1,125,000. A detail of net investment income is provided below:


                                           Three Months Ended September 30,
                                                    1998           1997
                                                       (In thousands)

Investment income:
    Debt securities                       $       49,149          45,627
    Mortgage loans                                 4,189           4,633
    Policy loans                                   2,290           2,458
    Other                                         (4,364)            598

Total investment income                           51,264          53,316
Investment expenses                                  575             408


Net investment income                     $       50,689          52,908



Realized Gains on Investments: The Company recorded realized gains of $606,000 in 1998 compared to realized gains of $408,000 in 1997. The gains in 1998 were primarily from calls of investments in debt securities. The 1997 gains were primarily from sales of debt securities and mortgage loan prepayment penalties.

Life and Other Policy Benefits: Expenses in 1998 and 1997 were relatively comparable at $9.2 million and $9.4 million, respectively. Closer analysis shows life insurance benefit claims were $1,276,000 lower in the third quarter of 1998 than in 1997. Conversely, traditional life insurance surrenders increased $1,164,000 in 1998 over the comparable 1997 period. However, much of the increase in traditional surrender expense is offset by corresponding changes in liabilities for future policy benefits. A comparative detail of life and other policy benefits is provided below:


                                          Three Months Ended September 30,
                                                 1998            1997
                                                    (In thousands)


Life insurance benefit claims          $         5,397            6,673
Surrenders of traditional products               3,293            2,129
Other policy benefits                              465              560

Totals                                 $         9,155            9,362



Amortization of Deferred Policy Acquisition Costs: This expense item represents the amortization of the costs of acquiring or producing new business, which consists primarily of agents' commissions. The majority of such costs are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted by the level and types of policy surrenders. Amortization for 1998 was significantly higher at $11,137,000 compared to $9,785,000 for 1997. The increase in amortization correlates directly to higher policy surrenders. Surrenders for the third quarter of 1998 were 25% higher than the comparable 1997 period.

Universal Life and Investment Annuity Contract Interest: Interest expense decreased from $36,116,000 in 1997 to $33,177,000 in 1998. The decrease in interest expense is due to reductions and reversals of interest credited to equity-indexed annuities. The equity return component of the Company's equity-indexed annuity is based on the performance of the S&P 500 Composite Stock Price Index. This index rose in the first half of 1998, but declined significantly in the third quarter, resulting in the decrease in interest credited to equity-indexed annuities. As previously described, the Company uses index options to hedge the equity component of these annuities and, as a result, net investment income resulting from these option hedges also decreased significantly in the third quarter of 1998.

Other Insurance Operating Expenses: Operating expenses for the third quarter of 1998 were $7,501,000 compared to $6,378,000 for the comparable 1997 period. Included in 1998 expenses is $250,000 for the estimated costs of the notification and administration process for the class action lawsuit settlement as previously described in Note 6 of the accompanying financial statements. Also contributing to the higher expenses were increases in legal fees and several other areas, most of which are related to increased marketing efforts such as salaries and compensation, travel, and printing and publication costs.

Federal Income Taxes: Federal income taxes for the quarter ended September 30, 1998, totaled $654,000, reflecting an effective tax rate of only 4.0%. The low effective tax rate is due to a $4.9 million tax benefit resulting from discontinued brokerage operations losses totaling $14,125,000. The tax benefit was reflected in earnings from continuing operations in accordance with the Company's tax allocation agreement with its subsidiaries.

Discontinued Brokerage Operations

As more fully described in Part II, Item 1, Legal Proceedings of this Form 10-Q, by order dated August 28, 1998, the United States Bankruptcy Court, confirmed and approved the Third Amended Joint Consensual Plan of Reorganization (the Plan) of The Westcap Corporation and its wholly owned subsidiary Westcap Enterprises, Inc. (jointly Westcap). Pursuant to the Plan, National Western will receive credit for $1,000,000 previously contributed to Westcap in bankruptcy in March, 1997, and will pay an additional $14,125,000 to compromise and settle (i) all claims of Westcap against National Western, and (ii) all claims and litigation of certain settling creditors of Westcap who alleged federal or state securities law "control person" violations by National Western relating to Westcap's brokerage business, in exchange for full and complete releases from all of such claims, litigation and alleged violations. The $14,125,000 settlement was reflected as a loss from discontinued brokerage operations for the quarter ended September 30, 1998. The settlement payment is expected to be made in November, 1998.


Significant changes and fluctuations in income and expense items between the nine months ended September 30, 1998 and 1997 are described in detail for insurance operations and discontinued brokerage operations as follows:

Insurance Operations

Insurance Operations Net Earnings: Earnings from insurance operations for the nine months ended September 30, 1998, were $37,162,000 compared to $29,620,000 for the same period of 1997. As previously described, 1998 earnings include a $4.9 million tax benefit resulting from losses from the Westcap bankruptcy settlement. Excluding the tax benefit, year-to-date 1998 earnings increased $2.6 million over the comparable 1997 period. Contributing to the higher earnings were increased universal life and annuity contract revenues and lower life insurance benefit claims. Increases in net investment income totaling $730,000, net of taxes, were also realized in 1998 from nonrecurring gains on investments in real estate limited partnerships. Additionally, increases in net investment income due to yield and amortization adjustments on mortgage-backed securities resulting from lower market interest rates were recognized in the second quarter of 1998.

Universal Life and Investment Annuity Contract Revenues: These revenues increased from $59,984,000 for the nine months ended September 30, 1997, to $62,741,000 for the same 1998 period. Cost of insurance revenues account for substantially all of this increase as the Company's universal life insurance in force consistently grows. Universal life insurance premiums collected for the nine months ended September 30, 1998, increased 7.6% over the comparable 1997 period. This growth in premiums, and resulting increased life insurance in force, is consistent with the increase in cost of insurance revenues in 1998.


                                               Nine Months Ended September 30,
                                                         1998         1997
                                                           (In thousands)


Surrender charges:
   Two-tier annuities                              $     14,368        15,161
   Universal life insurance                               6,252         6,849
   Single-tier annuities                                  5,125         3,595

Total surrender charges                                  25,745        25,605

Cost of insurance revenues                               28,294        25,757
Policy fees and other revenues                            8,702         8,622

Totals                                             $     62,741        59,984



Actual universal life and investment annuity deposits collected for the nine months ended September 30, 1998 and 1997, are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                              Nine Months Ended September 30,
                                                     1998            1997
                                                        (In thousands)


Investment annuities:
    First year and single premiums          $      294,347         159,417
    Renewal premiums                                14,735          17,602

Total annuities                                    309,082         177,019

Universal life insurance:
    First year and single premiums                  15,422          12,040
    Renewal premiums                                36,704          36,404

Total universal life insurance                      52,126          48,444

Totals                                      $      361,208         225,463



Annuity sales increased $132,063,000, or 75%, for the nine months ended September 30, 1998, compared to the same period of 1997. This increase is almost entirely from sales of equity-indexed annuities. Universal life insurance premiums also increased over $3.6 million for the same period. This reflects growth of 7.6% and is from increased sales in both the international and domestic life insurance markets.

Net Investment Income: Net investment income from debt securities continues to increase primarily due to increases in invested assets. These increases are attributable to significantly higher annuity production in 1998 than in recent years. Net investment income was also higher in 1998 due to yield and amortization adjustments on mortgage-backed securities resulting from lower market interest rates. These adjustments totaling $985,000 were recorded in the second quarter of 1998. Also affecting comparability between periods were third quarter 1997 yield and amortization adjustments totaling $1.4 million which lowered 1997 investment income.

Decreases in investment income from mortgage loans and policy loans continue in correlation to decreases in investments in such loans. Other investment income decreased significantly due to declines in fair values of index options. These options are used to hedge the equity return component of the
Company's equity-indexed annuity product, as more fully described for the three months ended September 30, 1998. The decline in value of the index options totaled $5.2 million for the nine months ended September 30, 1998. Also included in other investment income for 1998 are nonrecurring gains on investments in real estate limited partnerships totaling $1,125,000, which are partially offsetting the declines from the index options. A detail of investment income is provided below:


                                              Nine Months Ended September 30,
                                                     1998            1997
                                                        (In thousands)


Investment income:
    Debt securities                         $      145,313         137,473
    Mortgage loans                                  12,988          14,144
    Policy loans                                     7,015           7,306
    Other                                              149           3,461

Total investment income                            165,465         162,384
Investment expenses                                  1,977           1,965

Net investment income                       $      163,488         160,419



Other Income: Other income increased significantly from $220,000 in 1997 to $891,000 in 1998. The increase was primarily due to proceeds received from the U.S. government in the first quarter of 1998 related to previous litigation involving a failed savings and loan institution. The litigation related to the Company's previous investment in bonds of the financial institution and subsequent losses incurred upon its failure.

Realized Gains and Losses on Investments: The Company recorded realized gains of $2,114,000 in 1998 compared to realized losses of $2,371,000 in 1997. The gains in 1998 were primarily from calls of investments in debt securities. The losses in 1997 were primarily from net losses on debt securities totaling $1.7 million. The Company also incurred net losses totaling $485,000 on mortgage loans primarily relating to a foreclosure during the first quarter of 1997.

Life and Other Policy Benefits: Expenses in 1998 and 1997 were $28.3 million and $29.4 million, respectively. The significant decrease in expenses is due primarily to lower life insurance benefit claims as previously described for the three months ended September 30, 1998.

Universal Life and Investment Annuity Contract Interest: Interest expense was down from $110.2 million in 1997 to $108.7 million in 1998. As previously described for the three months ended September 30, 1998, the decrease in interest expense is due to reductions and reversals of interest credited to equity-indexed annuities.

Other Insurance Operating Expenses: Operating expenses for the nine months ended September 30, 1998, increased 10.5% over the comparable 1997 period. Included in 1998 expenses is a $200,000 lawsuit settlement payment by National Western to San Patricio County. The lawsuit arose from derivative investments purchased by San Patricio County from affiliates of The Westcap Corporation. As part of the settlement, National Western received a general release of all claims asserted with no admission of liability. Also included in 1998 expenses is $250,000 for the estimated costs of the notification and administration process for the class action lawsuit settlement as previously described in Note 6 of the accompanying financial statements. Other factors contributing to higher operating expenses are in specific areas, most of which are related to increased marketing efforts such as salaries and compensation, travel, and printing and publication costs.

Federal Income Taxes: Federal income taxes for 1998 and 1997 reflect effective tax rates of 24.3% and 33.2%, respectively, which are lower than the current Federal tax rate of 35%. Federal income taxes for the nine months ended September 30, 1998 and 1997, include tax benefits totaling $4,900,000 and $350,000, respectively, resulting from the Company's subsidiary brokerage operations losses. These tax benefits were reflected in earnings from continuing operations in accordance with the Company's tax allocation agreement with its subsidiaries, resulting in the lower effective tax rate.

Discontinued Brokerage Operations

As previously described, The Westcap Corporation bankruptcy settlement totaling $14,125,000 was recorded in the third quarter of 1998. Also, a $1,000,000 cash infusion was made by the Company to Westcap on March 18, 1997, for operational expenses incurred during its bankruptcy. This contribution was reflected as a loss from discontinued operations in the first quarter of 1997.


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

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $86.1 million and $109.9 million for the nine months ended September 30, 1998 and 1997, respectively. Additionally, net cash flows from the Company's deposit product operations, which includes universal life and investment annuity products, totaled $64.5 million for the first nine months of 1998, but reflected a net cash outflow totaling $40.6 million for the same period of 1997. The increase in cash flows from the deposit product operations was due primarily to increases in sales of the Company's new equity-indexed annuity.

The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $123.2 million and $110.6 million for the nine months ended September 30, 1998 and 1997, respectively. The Company expects significant cash flows to continue from these sources throughout the remainder of 1998.

Capital Resources

The Company relies on stockholders' equity for its capital resources, as there has been no long-term debt outstanding in 1998 or recent years. The Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 1998.

Stockholders' equity totaled $431.4 million at September 30, 1998, reflecting an increase of $30.5 million from December 31, 1997. The increase in capital is primarily from net earnings of $24.4 million and an increase in net unrealized gains on investment securities totaling $5.9 million during the first nine months of 1998. Book value per share at September 30, 1998, was $123.31.


YEAR 2000 ISSUES

The Year 2000 problem, also known as Y2K, is the result of concerns that many computer software systems today cannot distinguish the year 2000 from the year 1900. The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year, resulting in these programs' inability to recognize "00" in the date field as the year 2000. If not corrected, many computer systems may be unable to process date sensitive data accurately beyond the year 1999, resulting in possible system failures or generation of erroneous results. National Western has been cognizant of these problems for many years as life insurance and annuity products can have very long life spans. Thus, many of our systems have been developed to process and administer our insurance products into the next century. National Western has been working to alleviate or eliminate Year 2000 problems for many years and has assigned the responsibility for the analysis of the problem, to its Senior Vice President-Information Services who deemed the most complete and cost effective approach to the problem was to use existing staff and facilities. Accordingly, the Company's Year 2000 plan includes staff review and analysis of internal systems, embedded chip technology, and external vendor interfaces as described below.

National Western's primary internal software systems include its policy administration system and investment accounting system. The policy administration system is an important software system for National Western as it is a comprehensive system involving the following functions: policy issuance, maintenance and accounting, cash receipts, cash disbursements, general ledger, agent commissions, and various other accounting functions. While this policy administration system was not developed by National Western, several key employees of the National Western Information Services department were involved in the system's original development process. As a result, National Western does not maintain a service agreement with the original developer but, rather, maintains and services the system internally. National Western has performed an assessment of this system regarding Year 2000 issues which revealed that there is some exposure to insufficient date processing that must be corrected. However, the assessment also revealed that much of the date sensitive data is already in four digit format which avoids the Year 2000 processing problems. Accordingly, National Western commenced a project to perform a comprehensive review of the entire policy administration system. This project has been substantially completed and changes are currently being made to correct any software coding problems. The Company plans to test and validate the system changes in the fourth quarter of 1998 with continuing testing throughout 1999. Final implementation of the system changes is currently planned for mid-year 1999 based on anticipated favorable results of testing.

The Company's investment accounting system is also a critical system as it provides accounting, analysis, and transaction processing for the Company's bond and stock securities which comprise most of its investments. Like the Company's policy administration system, this system was developed by a third party software vendor. However, National Western does maintain a product support agreement with the original vendor. Maintenance and changes to this investment system are the responsibility of the vendor in accordance with this support agreement. National Western has addressed Year 2000 issues with the vendor and the vendor has provided assurance that their system has been subjected to significant review for any problems. The review included assessment, correction, and testing of date sensitive problems and the vender has provided us written acknowledgment that we should encounter no significant Year 2000 related problems. National Western will also independently test the investment system in the fourth quarter of 1998 and through the beginning of 1999. The Company is already using the vendor's Year 2000 modified software release for current processing.

National Western does have some exposure to date sensitive embedded technology such as microcontrollers, but the Company views this exposure as minimal. Unlike other industries that may be equipment intensive such as manufacturing, National Western is a financial services company providing insurance and annuities to its customers. As such, the primary equipment and electronic devices used are computers and telephone related equipment. This type of hardware can have date sensitive embedded technology which could be subject to Year 2000 problems. Because of this exposure, National Western has reviewed its computer hardware and telephone systems, with assistance from the applicable vendors, and has replaced, or is in the process of replacing any items that will not properly process date sensitive data in the Year 2000 or beyond. This project will be substantially completed by year-end 1998.

The final area of concern is the Company's use of third party systems or interfaces with vendor systems. National Western's most significant interfaces and uses of third party vendor systems are in the bank and trust services area. The Company utilizes various banks to handle numerous types of financial transactions. Several of these banks also provide trustee and custodial services for National Western's investment holdings and transactions. These services are critical to a financial service company such as National Western as its business centers around cash receipts and disbursements to policyholders and the investment of policyholder funds. As a result, National Western has received written confirmation from its vendor banks regarding their status on Year 2000 issues. The banks indicate their dedication to resolving any Year 2000 issues related to their systems and services prior to the critical date. These banks have completed assessments of their exposure to Year 2000 issues and are in problem resolution and testing phases of their Y2K projects.

In reviewing the Year 2000 issue, National Western has identified various risks to the Company that could impact daily operations and its ability to satisfactorily transact business with its primary customers and vendors. Risks related to servicing our customers are inabilities to process policyholder and agent commission related transactions timely which could lead to some loss of business. The accuracy of policyholder transactions should not be affected as the Company's policy administration system already uses four digit year data for policy calculations. Risks in the investment accounting area center around accuracy of accounting for investments but should not actually impact cash receipt and disbursement transactions. However, the Company has various controls which should identify and enable correction of such issues should they arise. Risks in interfaces with third party systems, which are primarily banking systems for National Western, include the inability to timely and accurately receive and disburse cash and process investment related transactions. This could affect the Company's service to its policyholders if cash flow issues arise due to delays in bank processing. Based on information from the Company's banks, National Western does not anticipate significant Year 2000 issues relating to bank processing.

Based on its analysis, the Company believes it is on schedule with its Year 2000 plan so that any disruptions by Year 2000 will be minimal. National Western recognizes, however, that it is virtually impossible to assure that the Company will be 100% Year 2000 compliant until Year 2000 is here. We anticipate there will be problems that will have to be resolved in the ordinary course of business on and after Year 2000. However, the Company does not believe that the problems will have a material affect on the Company's operations or financial condition. Under a worst case scenario, where systems do not function adequately on or after Year 2000, the Company intends to place all available resources it can to remedy any problems as soon as possible. The resources include National Western staff as well as outside consulting services.

The Company has reviewed Year 2000 related costs incurred to date and is monitoring potential future costs to complete its Year 2000 plan. Such costs are not expected to exceed $200,000. A significant amount of these costs have not and will not be incremental costs to the Company, as internal resources are primarily being used and will continue to be utilized and reallocated as needed. Also, for externally developed systems under licensing contracts, costs are primarily borne by the software developer. Costs already incurred as of September 30, 1998, related to the Year 2000 plan total approximately $120,000.


FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained herein or in other written or oral statements made by or on behalf of National Western Life Insurance Company or its subsidiaries are or may be viewed a forward-looking. Although the Company has used appropriate care in developing any such information, forward-looking information involves risks and uncertainties that could significantly impact actual results. These risk and uncertainties include, but are not limited to, matters described in the Company's SEC filings such as exposure to market risks, anticipated cash flows, future capital needs, and Year 2000 issues. However, National Western, as a matter of policy, does not make any specific projections as to future earnings nor does it endorse any projections regarding future performance that may be made by others. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments. Also, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise.



                         PART II.  OTHER INFORMATION

                          ITEM 1.  LEGAL PROCEEDINGS


PENDING LITIGATION

Class Action Litigation

National Western Life Insurance Company (the Company or National Western) and National Annuity Programs, Inc. (NAP) have been sued in the District Court of Travis County, Texas, by a former agent of the Company, eight plaintiffs, and fourteen intervenors, being present and past annuity policyholders of the Company, and on behalf of an asserted class of annuity policyholders of the Company, and alleged that in the sale of certain Company annuities to the plaintiffs and intervenors the Company and NAP (i) had violated the Texas Deceptive Trade Practices-Consumer Protection Act, statutes in the Texas Insurance Code, and certain rules and regulations of the Texas Department of Insurance; (ii) committed common law fraud; (iii) were negligent; (iv) had breached a duty of good faith and fair dealing; (v) made negligent misrepresentations; (vi) committed a civil conspiracy to commit fraud; and
(vii) breached policy contracts. The plaintiffs seek (i) certification of one or more classes; and (ii) recovery of unspecified actual damages, monies paid by plaintiffs, attorneys' fees, prejudgment and postjudgment interests and costs, increased or treble damages, punitive damages, and general relief as awarded by the Court. NAP was an independent marketing general agency under contract with the Company that hired and supervised the agents marketing the annuity products on behalf of the Company.

On September 8, 1998, National Western, NAP, and the policyholder plaintiffs, interveners and class-representatives in this class action litigation filed with the Court a joint motion for preliminary approval of a Settlement Agreement among the parties. The parties requested the Court to review the Settlement Agreement and make a preliminary determination that it is fair, adequate and reasonable to the members of the proposed classes, and that the proposed classes are capable of being certified for settlement purposes, to approve the form of the notices of the settlement to the classes, and to set a class certification and fairness hearing on the settlement.

In  exchange for  a final  order and  judgment dismissing  with prejudice  the claims asserted against National Western and NAP by all members of the settlement classes, National Western will contribute approximately $5 million to the proposed settlement and NAP will pay $750,000 to the settlement. Approximately $3,850,000 will be made available for the members of the various classes that qualify for payments, and $1,900,000 will be paid for attorneys' fees and expenses. There is a possibility that National Western's total payment to members of the classes could increase, but it is believed that the amount would not be material. In the settlement, National Western guarantees that at least $900,000 will be paid out to approved claims by members of the classes, and any unclaimed amounts are to be returned to National Western. Additionally, National Western has agreed to pay the costs of notice to the class and administration of the settlement claims process, estimated to be approximately $250,000. National Western has also agreed to guarantee minimum interest rates of 3% and 5% in the future on certain settlement options under specified annuity policies which are the subject matter of the litigation, and to provide additional incidental settlement benefits, all as detailed in the motion and Settlement Agreement. The plaintiffs estimate that the aggregate value of all of the settlement benefits, including the $5,750,000 settlement payments and potential future benefits to be derived by policyholders under certain policy settlement elections, is approximately $10 million.

On September 9, 1998, the District Court entered an order temporarily certifying a settlement class, preliminarily approved the Settlement Agreement between the parties, determined that it is appropriate to send notice to the proposed class members of the Settlement Agreement, approved the form and content of the notices to the members of the class, authorized National Western to retain an administrator to supervise the Settlement Agreement offer to members of the class, set a "fairness hearing" on the Settlement Agreement for January 20, 1999, and enjoined other actions.

The Settlement Agreement is subject to Court review and initial approval as to fairness, certification of appropriate classes, approval of form of notice to class members, as well as notice to class members, claim application by class members for payment, and final Court approval of the settlement.

Although National Western and NAP consider this is a fair and equitable settlement offer, significant uncertainty still exists whether the Settlement Agreement will be approved by an acceptable number of class members and by the Court. Additionally, National Western may void the Settlement Agreement should a specified number of class members reject the proposed settlement. As a result of this considerable uncertainty, no amounts have been accrued in National Western's financial statements for the potential settlement. National Western will accrue the appropriate amount of the settlement offer if and when it is probable that acceptance of the Settlement Agreement will be achieved. National Western will proceed with notification of class members and preliminary administration of the claims process during the remainder of 1998. It is this process which will determine whether ultimate settlement is achieved. Accordingly, National Western has accrued approximately $250,000 for estimated costs of the notification and administration process in the quarter ended September 30, 1998.


Westcap Related Litigation

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


THE WESTCAP CORPORATION BANKRUPTCY PROCEEDINGS

By order dated August 28, 1998, the United States Bankruptcy Court, Southern District of Texas, Houston Division, confirmed and approved the Third Amended Joint Consensual Plan of Reorganization (the Plan) of The Westcap Corporation and its wholly owned subsidiary Westcap Enterprises, Inc. (jointly Westcap). Westcap is a wholly owned subsidiary of National Western Life Insurance Company (National Western). Pursuant to the Plan, National Western will receive credit for $1,000,000 previously contributed to Westcap in bankruptcy in March, 1997, and will pay an additional $14,125,000 to compromise and settle (i) all claims of Westcap against National Western, and (ii) all claims and litigation of certain settling creditors of Westcap who have alleged federal or state securities law "control person" violations by National Western relating to Westcap's brokerage business, in exchange for full and complete releases from all of such claims, litigation and alleged violations. Approximately $7,979,000 will be paid and transmitted to a Disbursing Trust Committee on behalf of Westcap for payment to holders of allowed claims against the Westcap debtors. Included in this amount are Westcap assets totaling approximately $568,000 which remain primarily from National Western's $1,000,000 contribution as described above. National Western will also pay a total of approximately $6,714,000 to other settling Westcap creditors with allowed claims against the Westcap debtors who are also settling with and releasing National Western from alleged federal or state securities law "control person" violations relating to Westcap. The settling creditors are:

City of Tracy, California; Michigan South Central Power Agency; Covafer, S.A. and Sergio Covarrubias; Sheriff of Palm Beach County, Florida; San Antonio River Authority; Tom Green County, Texas; Eduardo and Antonietta Saad; City of La Mesa; Darlington County, South Carolina; Greenwood County, South Carolina; Bernice and Sarah Finger; Winston-Salem State University Foundation; Mary Robin Christison; Mason Tenders; Clerk of the Circuit Court of St. Lucie County, Florida.

Pursuant to the Plan,  National Western will retain 100% continuing  ownership
of the  reorganized  Westcap.   Westcap  will no  longer engage  in  brokerage
operations, but will operate as a real estate management company.

The City Colleges is excluded from the compromise and settlement by National Western with the settling creditors, but will participate with all creditors in the distribution from Westcap. The City Colleges previously obtained a bankruptcy court judgment for approximately $56 million against the Westcap debtors. Under the Plan, The City Colleges will participate in the $7,979,000 creditor distribution relating to an allowed $30 million claim, with any distribution relating to the remaining $26 million claim in dispute pending an appeal by Westcap of the $56 million judgment. Should Westcap prevail in the appeal, National Western will be entitled to recover 23.1% of the reduced amount of The City Colleges judgment, but not to exceed $600,000. Should Westcap lose the appeal, The City Colleges will receive a higher prorata percentage of the $7,979,000 creditor distribution. However, pursuant to the Plan, National Western will have no additional liability for settlement payments in excess of the $14,125,000 as described above. Under the Plan, National Western will pay all of the attorneys' fees and court costs incurred by Westcap in the appeal of The City Colleges' judgment.

The $14,125,000 settlement payment was reflected as a loss from discontinued brokerage operations in the consolidated financial statements of National Western for the quarter ended September 30, 1998. The settlement payment is expected to be made in November, 1998. The $1,000,000 previously contributed to Westcap in bankruptcy was reflected as a loss from discontinued brokerage operations in the first quarter of 1997. Any additional losses will depend on the results of The City Colleges lawsuit filed against National Western on March 28, 1994, for alleged federal or state securities law "control person" violations relating to Westcap, and which is pending in the United States District Court, Western District of Texas. National Western believes it has reasonable and adequate defenses to this suit and, accordingly, no amounts have been accrued in National Western's consolidated financial statements for potential losses relating to such suit.


                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 10(l)   -Fifth Amendment to the National Western Life Insurance
                 Company Non-Qualified Deferred Compensation Plan

Exhibit 11      -Computation of Earnings Per Share (filed on pages __ and __
                 of this report).

Exhibit 27      -Financial Data Schedule (filed electronically pursuant to
                 Regulation S-K).


(b) Reports on Form 8-K

A report on Form 8-K dated August 28, 1998, was filed by the Company disclosing the confirmation and approval by the United States Bankruptcy Court of the Third Amended Joint Consensual Plan of Reorganization of The Westcap Corporation and its wholly owned subsidiary Westcap Enterprises, Inc.

A report on Form 8-K dated September 8, 1998, was filed by the Company disclosing the filing of a joint motion with the District Court of Travis County, Texas, for preliminary approval of a settlement agreement among parties involved in class action litigation. This litigation involves National Western Life Insurance Company, National Annuity Programs, Inc., and the policyholder plaintiffs, interveners and class representatives in the Diffie, et al. vs. National Western Life Insurance Company and National Annuity Programs, Inc. lawsuit.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   National Western Life Insurance Company

                                 (Registrant)







Date: November 11, 1998                    /S/ Ross R. Moody
                                           Ross R. Moody
                                           President, Chief Operating Officer,
                                           and Director
                                           (Authorized Officer)



Date: November 11, 1998                    /S/ Robert L. Busby, III
                                           Robert L. Busby, III
                                           Senior Vice President -
                                           Chief Administrative Officer,
                                           Chief Financial Officer and
                                           Treasurer
                                           (Principal Financial Officer)



Date: November 11, 1998                    /S/ Vincent L. Kasch
                                           Vincent L. Kasch
                                           Vice President - Controller
                                           and Assistant Treasurer
                                           (Principal Accounting Officer)