Form 10-K405
period 1998-12-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 1999-03-31
CIK 70684

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-K


     [ X  ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1998

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

Yes [ X  ]     No  [      ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant at March 15, 1999, was approximately $230,494,000.

As of   March  15, 1999,  the number of  shares of  Registrant's common  stock outstanding was: Class A - 3,298,128 and Class B - 200,000.



                                    PART I

                               ITEM 1. BUSINESS

(a) General Development of Business

Life Insurance and Annuity Operations

National Western Life Insurance Company (hereinafter referred to as "National Western," "Company," or "Registrant") is a life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-three states and the District of Columbia. National Western also accepts applications from and issues policies to residents of various countries in Central and South America, the Caribbean, and the Pacific Rim. Such policies are accepted and issued in the United States. The Company's operations are generally segmented as follows: domestic life insurance, international life insurance, and annuity operations. During 1998, the Company recorded approximately $521 million in premium revenues, universal life, and investment annuity contract deposits. New life insurance issued during 1998 approximated $1.8 billion, and the total amount in force at year-end 1998 was $9.4 billion. As of December 31, 1998, the Company had total consolidated assets of $3.5 billion.

Competition: The life insurance business is highly competitive, and National Western competes with approximately 1,600 stock and mutual companies. Best's Agents Guide To Life Insurance Companies, an authoritative life insurance publication, lists companies by total admitted assets and life insurance in force. As of December 31, 1997, the most recent date for which information is available, National Western ranked 151 in total admitted assets, 220 in net premiums written, and 232 in life insurance in force among approximately 1,600 life insurance companies domiciled in the United States.

Life insurance companies compete not only on product design and price, but increasingly on policyowner service and marketing and sales efforts. National Western believes that its products, premium rates, policyowner service, and marketing efforts are generally competitive with those of other life insurance companies selling similar types of insurance. Mutual insurance companies may have certain competitive advantages over stock companies in that the policies written by them are participating policies and their profits inure to the benefit of their policyholders. The Company no longer writes participating policies, and such policies represent a minor portion of the Company's life insurance in force at December 31, 1998.

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

Financial  strength  ratings  of  insurance  companies  also  directly  affect competitive positions within the industry. Most insurance companies obtain one or more ratings from independent rating agencies. National Western is rated "A- (excellent)" by A.M. Best Company. A.M. Best's ratings evaluate factors affecting the overall performance of an insurance company in order to provide an opinion of the Company's financial strength, operating performance, and ability to meet its obligations to policyholders. Ratings range from A++ (superior) to F (in liquidation). The "A-" rating identifies companies which have, on balance, demonstrated excellent financial strength, operating performance, and market profile when compared to the standards established by A.M. Best. These companies, in the opinion of A.M. Best, have a strong ability to meet their ongoing obligations to policyholders. National Western has also been assigned an "A+ (strong)" by Standard and Poor's Corporation. A Standard & Poor's rating is an opinion of the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms. Ratings range from AAA (extremely strong) to CC (extremely weak) and R (regulatory action regarding solvency).

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

Agents and Employees: National Western has 249 employees at its principal executive office. Its insurance operations are conducted primarily through broker-agents, which numbered 10,395 at December 31, 1998. The agency operations are supervised by Senior Vice Presidents of domestic and international marketing. The Company's agents are independent contractors who are compensated on a commission basis. General agents receive overriding first-year and renewal commissions on business written by agents under their supervision.

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

A significant portion of the Company's universal life and investment annuity contracts were sold through three marketing agencies in recent years. Combined business from these agencies accounted for approximately 30% of total direct premium revenues and universal life and investment annuity contract deposits for 1998. These same three marketing agencies accounted for 22% and 16% of total direct premium revenues and universal life and investment annuity contract deposits for 1997 and 1996, respectively.

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


                                             Years Ended December 31,
                                         1998          1997          1996
                                                  (In thousands)


Investment annuities:
     Single premium deferred        $    131,716       195,752       234,335
     Flexible premium deferred           278,605        32,702        35,813
     Single premium immediate             20,682        12,533         3,054

Total annuities                          431,003       240,987       273,202

Universal life insurance                  69,647        65,862        67,438
Traditional life and other                20,237        21,506        23,135

Total direct premiums collected     $    520,887       328,355       363,775






                                             Years Ended December 31,
                                         1998          1997         1996
                                                  (In thousands)


First year and single premiums:
     Investment annuities           $    412,443       218,203      243,686
     Life insurance                       22,145        19,045       20,509

Total first year and single              434,588       237,248      264,195

Renewal premiums:
     Investment annuities                 18,560        22,784       29,516
     Life insurance                       67,739        68,323       70,064

Total renewal                             86,299        91,107       99,580

Total direct premiums collected     $    520,887       328,355      363,775



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

Geographical Distribution of Business: For the year 1998, insurance and annuity policies held by residents of the State of Texas accounted for 13% of premium revenues, universal life, and investment annuity contract deposits from direct business, while policies held by residents of Michigan, Florida, and California accounted for approximately 9%, 8%, and 7%, respectively. All other states of the United States accounted for 51% of premium revenues and deposits from direct business. The remaining 12% of premium revenues and deposits were derived from the Company's policies issued to foreign nationals, primarily in Central and South America, almost all of which was for individual life insurance. A distribution of the Company's direct premium revenues and deposits by domestic and international markets is provided below:


                                              Years Ended December 31,
                                          1998          1997         1996
                                                  (In thousands)


United States domestic market:
     Investment annuities           $    429,309       239,338      273,057
     Life insurance                       30,878        31,248       34,029

Total domestic market                    460,187       270,586      307,086

International market:
     Investment annuities                  1,694         1,649          145
     Life insurance                       59,006        56,120       56,544

Total international market                60,700        57,769       56,689

Total direct premiums collected     $    520,887       328,355      363,775



Approximately 66% of the direct life insurance premiums collected during 1998 was sold through international insurance brokers acting as independent contractors. Foreign business is solicited by various independent brokers, primarily in Central and South America, and forwarded to the United States for acceptance and issuance. The Company maintains strict controls on the business it accepts from such foreign independent brokers, as well as its underwriting procedures for such business. Except for a small block of business, a currency clause is included in each foreign policy stating that premium and claim "dollars" refer to lawful currency of the United States. Traditional and universal life products are sold in the international market to individuals in upper socioeconomic classes. By marketing exclusively to this group, sales typically produce a higher average policy size, strong persistency, and claims experience similar to that in the United States.

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

The following table shows the distribution of the Company's investments:


                                                 December 31,
                                  1998      1997     1996      1995     1994


Securities held to maturity       64.7%     65.2%    67.6%     62.6%    68.5%
Securities available for sale     23.4      22.6     19.0      22.9     15.1
Mortgage loans                     5.6       6.3      7.0       7.3      8.1
Policy loans                       4.0       4.7      5.1       5.6      6.5
Other investments                  2.3       1.2      1.3       1.6      1.8

Totals                           100.0%    100.0%   100.0%    100.0%   100.0%


The following table shows investment results for the periods indicated:


                                    Net          Realized      Unrealized
                  Invested      Investment    Gains (Losses)      Gains
    Year           Assets       Income (A)    On Investments  (Losses) (B)
                                     (In thousands)


    1998     $     3,138,084        233,844           2,384          2,218
    1997           2,877,340        217,446          (1,588)         3,929
    1996           2,770,931        214,302           1,612         (5,342)
    1995           2,624,596        201,816          (2,415)        17,394
    1994           2,343,827        190,021           1,626         (1,942)

Notes to Table:

(A) Net investment income is after deduction of investment expenses, but before realized gains (losses) on investments and Federal income taxes.

(B) Unrealized gains and losses, net of effects of deferred policy acquisition costs and taxes, relate only to those investment securities classified as available for sale.



Regulation: The Company is subject to regulation by the supervisory agency of each state or other jurisdiction in which it is licensed to do business. These agencies have broad administrative powers, including the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, the form and content of mandatory financial statements, capital, surplus, and reserve requirements, as well as the previously mentioned regulation of the types of investments which may be made. The Company is required to file detailed financial reports with each state or jurisdiction in which it is licensed, and its books and records are subject to examination by each. In accordance with the insurance laws of the various states in which the Company is licensed and the rules and practices of the National Association of Insurance Commissioners, examination of the Company's records routinely takes place every three to five years. These examinations are supervised by the Company's domiciliary state, with representatives from other states participating. The most recent completed examination of National Western was finalized in 1994 and covered the six-year period ended December 31, 1992. The states of Colorado and Delaware participated. A final report disclosing the examination results was received by the Company in March, 1995. The report contained no adjustments or issues which had a significant, negative impact on the operations of the Company. The Company is currently under routine examination for the five-year period ended December 31, 1997. The examination has been substantially completed and the final report is expected in 1999. No significant adjustments or issues have been communicated to the Company as a result of the examination in progress.

Regulations that affect the Company and the insurance industry are often the result of efforts by the National Association of Insurance Commissioners
(NAIC). The NAIC is an association of state insurance commissioners, regulators, and support staff that acts as a coordinating body for the state insurance regulatory process. The NAIC and state insurance regulators periodically re-examine existing laws and regulations. The NAIC has recently completed a comprehensive process of codifying statutory accounting practices and procedures. Other than specific individual state laws, the codification results will be the only source of prescribed statutory accounting practices. Insurance companies must adopt these new statutory accounting practices in 2001, which may result in significant changes to existing practices used in the preparation of statutory financial statements. Based on a preliminary review, National Western does not currently anticipate a material impact to its capital and surplus position as a result of implementation of the new prescribed statutory accounting procedures.

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

In addition to RBC requirements, insurance companies are also monitored by the NAIC through its Insurance Regulatory Information System (IRIS). IRIS consists of two systems, the original IRIS system and the Financial Analysis and Solvency Tracking System. The original IRIS consists of two phases. The first is a statistical phase during which key financial ratio results are generated from the NAIC data base, which contains financial information obtained from insurers' statutory annual statements. The second, an analytical phase, is a review of the annual statements and financial ratios by experienced financial examiners. The ratios of companies are compared against usual ranges to identify trends or areas requiring additional review or analysis. All of the Company's ratios for 1998 were within usual ranges, with one exception. National Western exceeded a ratio which measures the percentage change in premiums collected from 1997 to 1998. Based on statutory financial statements, the Company's 1998 change in premiums ratio reflected an increase of 59%, which exceeded the upper IRIS threshold of 50%. Although this ratio did exceed the IRIS ranges, the significant increase positively reflects the Company's successful year for premium growth.

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

Additionally, tax legislation has reduced the individual capital gains tax rate from 28% to 20%. Because many consumers purchase annuities and life insurance for their tax deferral advantages over other investments or retirement products, a reduction in the Federal income tax rate for capital gains could increase the attractiveness of competing products. Although National Western has not experienced any negative impact on its sales, changes such as these have the potential to adversely impact Company and industry wide sales.

There have also been numerous proposals in recent years to modify the existing federal income tax laws. Some proposals outline measures to implement a "flat tax" structure that would lower the marginal tax rates for many taxpayers. Other proposals call for eliminating the existing income tax and implementing a "consumption based tax." Adoption of any of these new methods, particularly the consumption based tax, could have adverse effects on the insurance industry, as the value of annuity and life insurance products with income tax deferral advantages would be lessened or minimized. However, it is impossible to predict what changes, if any, will be made to the existing federal income tax structure and the timing of any such changes.

Discontinued Brokerage Operations

In addition to life insurance and annuity operations, the Company had a brokerage operations segment through its wholly owned subsidiary, The Westcap Corporation (Westcap). However, during 1995 Westcap closed its sales offices and approved a plan to cease all brokerage operations. Declines in both sales revenues and earnings were the principal reasons for ceasing brokerage operations. The declines resulted primarily from adverse bond market conditions and adverse publicity about litigation. Subsequently on April 12, 1996, Westcap and its wholly owned subsidiary, Westcap Enterprises, Inc., separately filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy reorganization was completed in January, 1999, National Western retained 100% continuing ownership of the reorganized Westcap, and the subsidiary is now operating as a real estate management company. The brokerage segment is reported as discontinued
operations throughout this report and in the accompanying financial statements. The bankruptcy and ultimate settlement are more fully described in Item 3, Legal Proceedings, and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

(b) Financial Information About Industry Segments

A summary of financial information for the Company's industry segments follows:


                    Domestic   International
                      Life         Life                     All
                    Insurance   Insurance    Annuities     Others      Totals
                                   (In thousands)


Revenues,
excluding
realized gains
(losses):
     1998          $  51,257      62,578      214,049       3,346     331,230
     1997             50,555      61,914      198,619       2,774     313,862
     1996             52,648      58,152      199,447        (650)    309,597

Segment
earnings: (A)
     1998          $   6,395       6,397       27,508       2,224      42,524
     1997              5,901       7,143       28,389       1,821      43,254
     1996              8,710       7,150       29,550        (425)     44,985

Segment
assets: (B)
     1998          $ 412,538     373,201    2,692,330       19,285  3,497,354
     1997            405,427     359,986    2,429,998       14,058  3,209,469
     1996            400,747     345,834    2,353,445        6,074  3,106,100


Notes to Table:

(A) These amounts exclude realized gains and losses on investments and losses from discontinued operations, net of taxes.

(B) These amounts exclude assets of discontinued operations and other unallocated assets.



Additional information concerning these industry segments is included in Item 1.(a).

(c) Narrative Description of Business

Included in Item 1.(a).

(d) Financial  Information About Foreign  and Domestic  Operations and  Export
Sales

Included in Item 1.(a).


                              ITEM 2. PROPERTIES

The Company leases approximately 72,000 square feet of office space in Austin, Texas, for $477,600 per year plus taxes, insurance, maintenance, and other operating costs. This lease expires in 2000. National Western is currently negotiating to extend this existing lease. Lease costs and related operating expenses for office facilities of the Company's subsidiaries are not significant in relation to the Company's consolidated financial statements.


                          ITEM 3. LEGAL PROCEEDINGS


The Westcap Corporation Bankruptcy Proceedings

By order dated August 28, 1998, the United States Bankruptcy Court, Southern District of Texas, Houston Division, confirmed and approved the Third Amended Joint Consensual Plan of Reorganization (the Plan) of The Westcap Corporation and its wholly owned subsidiary, Westcap Enterprises, Inc. (jointly Westcap). Westcap is a wholly owned subsidiary of National Western Life Insurance Company (National Western). Pursuant to the Plan, National Western received credit for $1,000,000 previously contributed to Westcap in bankruptcy in March, 1997, and paid an additional $14,125,000 to compromise and settle (i) all claims of Westcap against National Western, and (ii) all claims and litigation of certain settling creditors of Westcap who have alleged federal or state securities law "control person" violations by National Western relating to Westcap's brokerage business, in exchange for full and complete releases from all of such claims, litigation, and alleged violations. Of the $14,125,000, amounts totaling $7,284,000 were paid and transmitted to a Disbursing Trust Committee on behalf of Westcap for payment to holders of allowed claims against the Westcap debtors, and National Western paid $6,841,000 to settling Westcap creditors with allowed claims against the Westcap debtors who also settled and released National Western from alleged federal or state securities law "control person" violations relating to Westcap. The settling creditors were:

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

Pursuant to the Plan, National Western  retained 100% continuing ownership  of
the  reorganized  Westcap.    Westcap  will  no  longer  engage  in  brokerage
operations, but will operate as a real estate management company.

Community College District No. 508, County of Cook and State of Illinois (The City Colleges), was excluded from the compromise and settlement by National Western with the settling creditors, but participated with all creditors in the distribution from Westcap. In addition to the amounts described above, included in the distribution to the Disbursing Trust were $48,000 of Westcap assets. The City Colleges had previously obtained a bankruptcy court judgment for approximately $56 million against the Westcap debtors (which was subsequently reduced to approximately $52 million). Under the Plan, The City Colleges participated in the $7,332,000 creditor distribution relating to an allowed $30 million claim, with any distribution relating to the remaining $26 million claim in dispute pending an appeal by Westcap of the bankruptcy judgment. Should Westcap prevail in the appeal, National Western will be entitled to recover 23.1% of the reduced amount of The City Colleges judgment, but not to exceed $600,000. Should Westcap lose the appeal, The City Colleges will receive a higher prorata percentage of the $7,332,000 creditor distribution. However, pursuant to the Plan, National Western will have no additional liability for settlement payments in excess of the $14,125,000 as described above. Under the Plan, National Western will pay all of the attorneys' fees and court costs incurred by Westcap in the appeal of The City Colleges' judgment.

The $14,125,000 was paid by National Western on January 13, 1999. However, the settlement payment has been accrued in other liabilities as of December 31, 1998, and reflected as a 1998 loss from discontinued operations in the accompanying financial statements. The $1,000,000 previously contributed to Westcap in bankruptcy was also reflected as a loss from discontinued operations in 1997. Any additional losses will depend on the results of The City Colleges lawsuit filed against National Western on March 28, 1994, for alleged federal or state securities law "control person" violations relating to Westcap, and which is pending in the United States District Court, Western District of Texas. National Western believes it has reasonable and adequate defenses to this suit, and, accordingly, no amounts have been accrued in National Western's financial statements for potential losses relating to such suit.

Westcap Related Litigation

On March 28, 1994, the Community College District No. 508, County of Cook and State of Illinois (The City Colleges), filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against National Western Life Insurance Company (the Company or National Western) and subsidiaries of The Westcap Corporation (Westcap), a wholly owned subsidiary of the Company. The suit sought rescission of securities purchase transactions by The City Colleges from Westcap between September 9, 1993, and November 3, 1993, alleged compensatory damages, punitive damages, injunctive relief, declaratory relief, fees, and costs. National Western was named as a "controlling person" of the Westcap defendants. Westcap filed Chapter 11 bankruptcy, and The City Colleges filed a claim in the bankruptcy court against Westcap. The claim was tried before the bankruptcy court, and in September, 1997, a $56,173,000 judgment was entered against Westcap favorable to The City Colleges. Westcap appealed this decision to the United States District Court for the Southern District of Texas (Houston Division). On July 24, 1998, the United States District Court affirmed the orders of the bankruptcy court with respect to their underlying conclusion that Westcap is liable to The City Colleges under the Texas Securities Act, but the Court vacated the orders and remanded them to the bankruptcy court to determine the correct amount of damages in a manner consistent with the Court's opinion and the Texas Securities Act. The bankruptcy court on November 16, 1998, entered an order allowing a claim of The City Colleges against the Westcap estate of $51,738,868. Westcap will appeal the bankruptcy court's and District Court's judgment to the Fifth Circuit Court of Appeals.

While Westcap is a wholly owned subsidiary of the Company, the Company is not a party to the bankruptcy or the judgment against Westcap by the bankruptcy court or the United States District Court. The lawsuit against the Company was stayed in September, 1994, pending resolution of The City Colleges' claim against Westcap. Following the judgment against Westcap in the bankruptcy court, on December 2, 1997, the stay was lifted by the United States District Court in Illinois, and The City Colleges filed an amended complaint seeking to hold the Company liable for the claim allowed in the bankruptcy court against Westcap under the "control person" provision of the Texas Securities Act. The suit seeks approximately $56 million plus fees and costs. The Company filed jurisdictional and venue motions to have the case transferred to the United States District Court for the Western District of Texas, which motions were agreed to by the Plaintiff, and the case is now pending in the United States District Court for the Western District of Texas, where the parties are engaged in discovery activities. The Company believes it has reasonable and adequate defenses to the suit. Although the alleged damages, if sustained, would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from the suit cannot be made at this time. Accordingly, no provision for any liability that may result from this suit has been recognized in the accompanying financial statements.

On July 5, 1995, San Patricio County, Texas, filed suit in the District Court of San Patricio County, Texas, against National Western Life Insurance Company (the Company) and its chief executive officer, Robert L. Moody. The suit arose from derivative investments purchased by San Patricio County from Westcap Securities, L.P. or Westcap Government Securities, Inc., affiliates of The Westcap Corporation. The suit alleged that the Westcap affiliates were controlled by the Company and Mr. Moody and that they were responsible for the alleged wrongful acts of the Westcap affiliates in selling the securities to the Plaintiff. Plaintiff alleged that the Westcap affiliates violated duties and responsibilities owed to the Plaintiff related to the investment recommendations and decisions made by Plaintiff, and alleged that the
Plaintiff was financially damaged by such actions of Westcap. The suit was settled effective March 9, 1998, with a payment of $200,000 by National Western to San Patricio County and with no admission of liability. In exchange for the payment, National Western and Robert L. Moody received a general release of all claims asserted, including all claims that have been asserted against Westcap Securities, L.P., or could have been asserted in another court against Westcap Securities, L.P., and the lawsuit was dismissed. The $200,000 settlement payment was recorded as other operating expenses in 1998.

Class Action Litigation

National Western Life Insurance Company (the Company or National Western) and National Annuity Programs, Inc. (NAP), have been sued in the District Court of Travis County, Texas, by a former agent of the Company, eight plaintiffs, and fourteen intervenors, being present and past annuity policyholders of the Company, and on behalf of an asserted class of annuity policyholders of the Company, and alleged that, in the sale of certain Company annuities to the plaintiffs and intervenors, the Company and NAP (i) had violated the Texas Deceptive Trade Practices-Consumer Protection Act, statutes in the Texas Insurance Code, and certain rules and regulations of the Texas Department of Insurance; (ii) committed common law fraud; (iii) were negligent; (iv) had breached a duty of good faith and fair dealing; (v) made negligent misrepresentations; (vi) committed a civil conspiracy to commit fraud; and
(vii) breached policy contracts. The plaintiffs seek (i) certification of one or more classes; and (ii) recovery of unspecified actual damages, monies paid by plaintiffs, attorneys' fees, prejudgment and postjudgment interests and costs, increased or treble damages, punitive damages, and general relief as awarded by the Court. NAP was an independent marketing general agency under contract with the Company that hired and supervised the agents marketing the annuity products on behalf of the Company.

On September 8, 1998, National Western, NAP, and the policyholder plaintiffs, intervenors, and class-representatives in this class action litigation filed with the Court a joint motion for preliminary approval of a Settlement Agreement among the parties. The parties requested the Court to review the Settlement Agreement and make a preliminary determination that it is fair, adequate, and reasonable to the members of the proposed classes and that the proposed classes are capable of being certified for settlement purposes, to approve the form of the notices of the settlement to the classes, and to set a class certification and fairness hearing on the settlement.

In  exchange for  a final  order and  judgment dismissing  with prejudice  the claims asserted against National Western and NAP by all members of the settlement classes, National Western will contribute approximately $5 million to the proposed settlement, and NAP will pay $750,000 to the settlement. Approximately $3,850,000 will be made available for the members of the various classes that qualify for payments, and $1,900,000 will be paid for attorneys' fees and expenses. There is a possibility that National Western's total payment to members of the classes could increase, but it is believed that the amount would not be material. In the settlement, National Western guarantees that at least $900,000 will be paid out to approved claims by members of the classes, and any unclaimed amounts are to be returned to National Western. Additionally, National Western has agreed to pay the costs of notice to the class and administration of the settlement claims process, estimated to be approximately $250,000. National Western has also agreed to guarantee minimum interest rates of 3% and 5% in the future on certain settlement options under specified annuity policies which are the subject matter of the litigation and to provide additional incidental settlement benefits, all as detailed in the motion and Settlement Agreement. The plaintiffs estimate that the aggregate value of all of the settlement benefits, including the $5,750,000 settlement payments and potential future benefits to be derived by policyholders under certain policy settlement elections, is approximately $10 million.

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

National Western proceeded with notification of class members and preliminary administration of the claims process during late 1998 and January, 1999. Estimated costs for this process totaling $250,000 were accrued as other operating expenses as of December 31, 1998, in the accompanying financial statements. On January 20, 1999, the Court held a "fairness hearing" and approved the Settlement Agreement. As a result, National Western also accrued the estimated $5,000,000 settlement as other operating expenses as of December 31, 1998. The actual settlement payments are expected to be paid during 1999.

Other Pending Litigation

On December 31, 1997, National Western Life Insurance Company (National Western) filed a declaratory judgment action against National Annuity Programs, Inc. (NAP) and Robert L. Myer (Myer) for construction of a General Agent Manager Contract and amendments thereto between National Western and NAP, a declaration that the contract is enforceable, and for an award for damages. The contract was entered into in 1983 and amended in 1994, by which NAP was to market insurance and annuity products issued by National Western. The suit alleges that during the course of the contract NAP violated its terms and conditions, violated the insurance laws and regulations of the State of Texas, misrepresented the terms and conditions of National Western's insurance and annuity products, induced National Western's policyholders to relinquish or terminate its policies of insurance or annuities, and failed to use reasonable efforts to conserve its insurance and annuity products. National Western seeks (i) to withhold, deduct, and/or terminate the payment of agency commissions under the contract to NAP, which are based on future premiums received and policies maintained in force; (ii) damages from breach of the contract; (iii) recovery of damages from Robert L. Myer for tortious interference with National Western's contractual relations with its policyholders; (iv) recovery of damages from Robert L. Myer for conspiracy to cause NAP to breach its contract with National Western and to induce its policyholders to terminate their policies with National Western; and (v) reasonable attorneys' fees, costs, and expenses. The parties have started discovery proceedings.

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

                   ITEM 4. SUBMISSION OF MATTERS TO A VOTE
                             OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.


                                   PART II

                ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                       AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The principal market on which the common stock of the Company is traded is The Nasdaq Stock Market under the symbol NWLIA. The high and low sales prices for the common stock for each quarter during the last two years are shown in the following table:


                                       High            Low


       1998:  First Quarter      $   106-5/8          95-1/4
              Second Quarter         118-7/8         101-5/8
              Third Quarter          158-7/8         108
              Fourth Quarter         125-1/8         108

       1997:  First Quarter      $    91-1/4          79
              Second Quarter          91-1/2          81-1/2
              Third Quarter          103              85-3/4
              Fourth Quarter         107-1/2          93-3/4


(b) Equity Security Holders

The number of stockholders of record on December 31, 1998, was as follows:



            Class A Common Stock      6,146
            Class B Common Stock          2



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


                       ITEM 6. SELECTED FINANCIAL DATA

The following five-year financial summary includes comparative amounts taken from the audited financial statements.

Earnings Information:


                                      Years Ended December 31,
                        1998          1997       1996       1995       1994
                               (In thousands except per share amounts)


Revenues:
    Life and
    annuity
    premiums         $   13,165       15,812     16,611     17,390     18,938
    Universal life
    and investment
    annuity contract
    revenues             83,169       80,250     75,966     69,783     64,711
    Net investment
    income              233,844      217,446    214,302    201,816    190,021
    Other income          1,052          354      2,718        661      1,462
    Realized gains
    (losses)
    on investments        2,384       (1,588)     1,612     (2,415)     1,626
Total revenues          333,614      312,274    311,209    287,235    276,758

Expenses:
  Policyholder
  benefits               32,441       35,285     33,313     37,336     32,790
  Amortization of
  deferred policy
  acquisition costs      40,415       39,934     30,361     33,675     32,131
  Universal life
  and investment
  annuity contract
  interest              158,889      145,200    151,475    142,940    129,064
  Other operating
  expenses               35,504       27,560     25,722     27,084     29,394
Total expenses          267,249      247,979    240,871    241,035    223,379
Earnings before
Federal income
taxes and
discontinued
operations               66,365       64,295     70,338     46,200     53,379
Federal income
taxes                    17,347       21,723     24,123     10,566     16,207
Earnings from
continuing
operations               49,018       42,572     46,215     35,634     37,172
Losses from
discontinued
operations              (14,125)      (1,000)       -      (16,350)    (2,936)
Net earnings         $   34,893       41,572     46,215     19,284     34,236


Diluted Earnings
Per Share: (A)
Earnings from
continuing
operations           $    13.87        12.09      13.17      10.20      10.66
Losses from
discontinued
operations                (4.00)       (0.28)       -        (4.68)     (0.84)
Net earnings         $     9.87        11.81      13.17       5.52       9.82


Balance Sheet
Information:

Total assets         $ 3,518,003   3,225,563  3,120,829  2,958,459  2,915,054

Total liabilities    $ 3,079,638   2,824,700  2,767,969  2,646,472  2,639,920

Stockholders'
equity               $   438,365    400,863     352,860    311,987    275,134


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


                                        Years Ended December 31,
                                      1998        1997         1996


United States domestic market:
     Investment annuities              82.4%       72.9%        75.1%
     Life insurance                     5.9         9.5          9.3

Total domestic market                  88.3        82.4         84.4

International market:
     Investment annuities               0.3         0.5          0.1
     Life insurance                    11.4        17.1         15.5

Total international market             11.7        17.6         15.6

Total direct premiums collected       100.0%      100.0%       100.0%



Insurance Operations - Domestic

The Company's domestic operations concentrate marketing efforts on federal employees, seniors, and specific employee groups in private industry, as well as individual sales. The products marketed are annuities, universal life insurance, and traditional life insurance, which includes both term and whole life products. The majority of products sold are the Company's annuities, which include single and flexible premium deferred annuities, single premium immediate annuities, and equity-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products.

National Western markets and distributes its domestic products primarily through independent marketing organizations (IMOs). These IMOs assist the Company in recruiting, contracting, and managing agents. The Company currently has over 80 IMOs contracted for sales of life and annuity products. This represents a significant increase from 1997, as numerous organizations were added in 1998 that should be able to meet the Company's minimum production standards.

Insurance Operations - International

The Company's international operations focus marketing efforts on foreign nationals in upper socioeconomic classes with substantial financial resources. Insurance sales are from countries in Central and South America, the Caribbean, and the Pacific Rim. Marketing to numerous countries in these different regions provides diversification that helps to minimize large fluctuations in sales that can occur due to various economic, political, and competitive pressures that may occur from one country to another. Products sold in the international market are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available in this market.

International sales production is from broker-agents, many of whom have been selling National Western products for 20 or more years. The Company continues to expand its sales networks in specifically targeted South American and Pacific Rim countries which have higher growth potential than other countries.

There are inherent risks of conducting international business that are not present within the domestic market. The risks involved with international business are reduced substantially by the Company in several ways. As previously described, the Company focuses its marketing efforts on a specific niche group, which is foreign nationals in upper socioeconomic classes who have substantial financial resources. This targeted customer base coupled with National Western's conservative, yet competitive, underwriting practices have historically resulted in claims experience similar to that in the United States. The Company also minimizes exposure to foreign currency risks, as almost all foreign policies require payment of premiums and claims in United States dollars. Finally, the Company's experience in the international market and its strong broker-agent relationships, which in many cases exceed 20 years, help minimize risks and problems when selling products to foreign nationals.

Other

In addition to the life insurance business, the Company had a brokerage operations segment through its wholly owned subsidiary, The Westcap Corporation (Westcap). However, during 1995 Westcap closed its sales offices and approved a plan to cease all brokerage operations. Subsequently on April 12, 1996, Westcap and its wholly owned subsidiary, Westcap Enterprises, Inc., separately filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy reorganization was completed in January, 1999, National Western retained 100% continuing ownership of the reorganized Westcap, and the subsidiary is now operating as a real estate management company. However, the brokerage segment is reported as discontinued operations throughout this report and in the accompanying financial statements.

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

Investments in debt and equity securities are classified and reported as either securities held to maturity or securities available for sale. The Company does not maintain a portfolio of trading securities. The reporting category chosen for the Company's securities investments depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. At December 31, 1998, approximately 26% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

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

Securities that are not classified as held to maturity are reported as securities available for sale. These securities may be sold if market or other measurement factors change unexpectedly after the securities were acquired. For example, opportunities arise that allow the Company to improve the performance and credit quality of the investment portfolio by replacing an existing security with an alternative security while still maintaining an appropriate matching of expected maturities of assets and liabilities. Examples of such improvements are as follows: improving the yield earned on invested assets, improving the credit quality, changing the duration of the portfolio, and selling securities in advance of anticipated calls or other prepayments. Securities available for sale are reported in the Company's financial statements at fair value. Any unrealized gains or losses resulting from changes in the fair value of the securities are reflected in accumulated other comprehensive income.

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

The Company's overall conservative investment philosophy is reflected in the allocation of its investments which is detailed below as of December 31, 1998 and 1997. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and real estate.


                                    Percent of  Investments
                                       1998          1997


Debt securities                        87.6%         87.3%
Mortgage loans                          5.6           6.3
Policy loans                            4.0           4.7
Index options                           0.8            -
Equity securities                       0.5           0.5
Real estate                             0.4           0.5
Other                                   1.1           0.7

Totals                                100.0%        100.0%


Portfolio Analysis

The Company maintains a diversified debt securities portfolio which consists of various types of fixed income securities including primarily corporate, mortgage-backed securities, and public utilities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations (CMOs). As of December 31, 1998, 1997, and 1996, the Company's debt securities portfolio consisted of the following mix of securities based on amortized cost:


                                         Percent of Debt Securities
                                      1998          1997         1996


Corporate                              53.9%        50.1%         45.5%
Mortgage-backed securities             22.5         27.9          33.5
Public utilities                       13.3         13.3          15.1
Asset-backed securities                 7.0          4.5           1.0
Foreign governments                     1.9          2.0           2.2
States & political subdivisions         1.1          1.1           1.1
U.S. government                         0.3          1.1           1.6

Totals                                100.0%       100.0%        100.0%


The amortized cost and estimated fair values of investments in debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                           Amortized       Fair
                                             Cost         Value
                                               (In thousands)


Due in one year or less                     $      7,005         6,995
Due after one year through five years            386,762       395,497
Due after five years through ten years         1,251,817     1,318,770
Due after ten years                              267,880       291,256
                                               1,913,464     2,012,518

Mortgage and asset-backed securities             800,579       832,072

Totals                                      $  2,714,043     2,844,590


An important aspect of the Company's investment philosophy is managing the cash flow stability of the portfolio. Because expected maturities of securities may differ from contractual maturities due to prepayments, extensions, and calls, the Company takes steps to manage and minimize these risks. The Company continues to reduce its exposure to prepayment and extension risks by lowering its holdings of mortgage-backed securities. This strategy began in 1994 when mortgage-backed securities totaled 47.6% of the entire portfolio, but now total only 22.5% at December 31, 1998. The majority of this reduction has been achieved by shifting investments into corporate securities, as corporate holdings have increased from 32.5% in 1994 to 53.9% in 1998. Also, most of these additions have been noncallable corporates which help reduce prepayment and call risks.

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

As of December 31, 1998, CMOs represent approximately 92% of the Company's mortgage-backed securities. The CMOs in the Company's portfolio have been modeled and subjected to detailed, comprehensive analysis by the Company's investment staff. The overall structure of the CMO as well as the individual tranche being considered for purchase have been evaluated to ensure that the security fits appropriately within the Company's investment philosophy and asset/liability management parameters. The Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension, and credit risks.

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


                                                Below Investment
                                             Grade Debt Securities
                                                                   % of
                                      Carrying       Market      Invested
                                        Value        Value        Assets
                                        (In thousands except percentages)


December 31, 1998                $     44,974        45,317          1.4%

December 31, 1997                $     41,149        41,969          1.4%

December 31, 1996                $     38,696        38,784          1.4%


The Company's strong credit risk management and commitment to quality has resulted in minimal defaults in the debt securities portfolio in recent years. In fact, at December 31, 1998 and 1997, no securities were in default and on nonaccrual status, and at December 31, 1996, securities totaling only $2,945,000 were in such status.

The Company's commitment to high quality investments in debt securities is also reflected in the portfolio's high average credit rating. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's (S&P), a nationally recognized statistical rating organization (NRSRO). If securities were not rated by S&P, the equivalent rating of another NRSRO or the National Association of Insurance Commissioners was used.


                                              December 31,
                                          1998           1997


AAA and U.S. government                    29.7%          33.3%
AA                                          8.0            6.5
A                                          34.4           33.1
BBB                                        26.2           25.4
BB and other below investment grade         1.7            1.7

                                          100.0%         100.0%


At December 31, 1998, unrealized gains in the Company's debt and equity securities portfolios were as follows:


                                       Fair       Amortized    Unrealized
                                       Value         Cost         Gains
                                                (In thousands)


Securities held to maturity:
    Debt securities              $   2,124,715     2,029,728       94,987
Securities available for sale:
    Debt securities                    719,875       684,315       35,560
    Equity securities                   15,712        12,018        3,694

Totals                           $   2,860,302     2,726,061      134,241


As detailed above, debt securities classified as held to maturity comprise the majority of the Company's securities portfolio, while equity securities continue to be a small component of the portfolio. Unrealized gains totaling $134,241,000 on the securities portfolio at December 31, 1998, is a reflection of market interest rates at year-end. The fair values, or market values, of fixed income debt securities correlate to external market interest rate conditions. Because the interest rates are fixed on almost all of the Company's debt securities, market values typically increase when market interest rates decline, and decrease when market interest rates rise. This correlation between market values and interest rates is reflected in the tables below.


                                                December 31,
                                      1998          1997           1996
                                      (In thousands except percentages)


Fair value                       $ 2,844,590     2,588,326     2,406,855
Amortized cost                   $ 2,714,043     2,482,806     2,365,111
Fair value as a
percentage of amortized cost           104.8 %       104.3 %       101.8 %
Unrealized gains
at year-end                      $   130,547       105,520        41,744
Ten-year U.S. Treasury
bond - change in
yield for the year                      (1.0)%        (0.7)%         0.9 %



                                       Unrealized Gains          Increase in
                                        At             At         Unrealized
                                   December 31,   December 31,       Gains
                                       1998           1997        During 1998
                                                 (In thousands)


Securities held to maturity:
    Debt securities              $      94,987         75,233        19,754
Securities available for sale:
    Debt securities                     35,560         30,287         5,273
    Equity securities                    3,694          3,175           519

Totals                           $     134,241        108,695        25,546


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

Changes in fair values of securities due to changes in market interest rates is an example of market risk. Market risk is the risk of change in market values of financial instruments due to changes in interest rates, currency exchange rates, commodity prices, or equity prices. The most significant market risk exposure for National Western is interest rate risk. The Company manages interest rate risk through on-going cash flow testing required for insurance regulatory purposes. Computer models are used to perform cash flow testing under various commonly used stress test interest rate scenarios to determine if existing assets would be sufficient to meet projected liability outflows. Management strives to closely match the durations of its assets and liabilities. Sensitivity analysis allows the Company to measure the potential gain or loss in fair value of its interest-sensitive instruments and to seek to protect its economic value and achieve apredictable spread between what is earned on invested assets and what is paid on liabilities. The Company seeks to minimize the impact of interest risk through surrender charges that are imposed to discourage policy surrenders. Interest rate changes can be anticipated and risk may be limited due to management actions regarding asset and liability instruments. However, potential changes in the values of financial instruments indicated by hypothetical interest changes will likely be different from actual changes experienced, and the differences may be material.

Market risk-sensitive assets include debt securities, equity securities which are almost entirely preferred stocks, mortgage loans, policy loans, and index options. The Company does not maintain a securities trading portfolio. Market risk-sensitive liabilities include policy liabilities for deferred and immediate investment annuity contracts and supplemental contracts. Sensitivity analysis expresses the potential gain or loss in fair value, over a selected time period, from one or more selected hypothetical changes in interest rates which are reasonably possible in the near term. The following table illustrates the market risk sensitivity of the Company's interest rate-sensitive assets. The table measures the effect of a change in interest rates on the fair value of the portfolio. The data is prepared using models that measure the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.


                                               Fair Values
                                Changes in Interest Rates in Basis Points
                               - 100          0          + 100        + 200
                                              (In thousands)


Assets:
Debt and equity
securities               $  2,990,901    2,860,302     2,724,249   2,589,637
Mortgage loans                193,126      186,161       179,632     173,480
Policy loans                  161,890      150,583       140,517     131,519
Index options                  23,613       23,900        24,185      24,467


The debt securities portfolio includes primarily noncallable corporate bonds, mortgage-backed securities, and asset-backed securities. Expected maturities of debt securities may differ from contractual maturities due to call or prepayment provisions. The model assumes that prepayments on mortgage-backed securities are influenced by agency and pool types, the level of interest rates, loan age, refinancing incentive, month of the year, and underlying coupon. During periods of declining interest rates, principal payments on mortgage-backed securities and collateralized mortgage obligations increase as the underlying mortgages are prepaid. Conversely, during periods of rising interest rates, the rate of prepayment slows. Both of these situations can expose the Company to the possibility of asset/liability cash flow and yield mismatch. The model uses a proprietary method of sampling interest rate paths along with a mortgage prepayment model to derive future cash flows. The initial interest rates used are based on the current U.S. Treasury yield curve as well as current mortgage rates for the various types of collateral in the portfolio.

Mortgage loans were modeled by discounting scheduled cash flows through the scheduled maturities of the loans, starting with interest rates currently being offered for similar loans to borrowers with similar credit ratings. Policy loans were modeled by discounting estimated cash flows using U.S. Treasury Bill interest rates as the base rates at December 31, 1998. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts. As a result, these assumptions incorporate both Company experience and mortality assumptions associated with such contracts.

In addition to the securities analyzed above, the Company invests in index options which are derivative financial instruments used to hedge the equity return component of the Company's equity-indexed annuities. The values of these options are primarily impacted by equity price risk, as the options' fair values are dependent on the performance of the S&P 500 Composite Stock Price Index (S&P 500 Index). However, increases or decreases in investment returns from these options are directly offset by corresponding increases or decreases in amounts paid to equity-indexed annuity policyholders.

The Company's market risk liabilities, which include policy liabilities for investment annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described. As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of a 100 basis point decline in the U.S. Treasury yield curve as of December 31, 1998. This interest rate decline would reduce net earnings for 1999 by less than $200,000 based on the Company's projections. This estimated earnings decline is net of tax benefits determined at a tax rate of 35%.

The Company has modeled this scenario, as a decline in market interest rates could pose potential risks to the current profitability levels of this business. A downward movement in interest rates is also a reasonably possible near-term scenario. The risks from such a change are primarily due to possible lower interest rate spreads which are the differences between investment income earned and credited interest paid to policyholders. However, the relatively small projected impact to earnings of the interest rate change is a reflection on the effectiveness of the Company's asset/liability and interest risk management.

The above-described scenario produces estimated changes in cash flows as well as cash flow reinvestment projections. Estimated cash flows in the Company's model assume cash flow reinvestments which are representative of the Company's current investment strategy. Calls and prepayments include scheduled maturities and those expected to occur which would benefit the security issuers. Assumed policy surrenders consider differences and relationships between credited interest rates and market interest rates as well as surrender charges on individual policies. The impact to earnings also includes the expected effects on amortization of deferred policy acquisition costs. The model considers only investment annuity and supplemental contracts in force at December 31, 1998, and does not consider new product sales or the possible impact of interest rate changes on sales.


MORTGAGE LOANS AND REAL ESTATE

Investment Philosophy

In general, the Company seeks loans on high quality, income-producing properties such as shopping centers, freestanding retail stores, office buildings, industrial and sales or service facilities, selected apartment buildings, motels, and health care facilities. The location of these loans is typically in growth areas that offer a potential for property value appreciation. These growth areas are found primarily in major metropolitan areas, but occasionally in selected smaller communities.

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

The Company's direct investments in real estate are not a significant portion of its total investment portfolio, and the majority of real estate owned was acquired through mortgage loan foreclosures. However, the Company also participates in several real estate joint ventures and limited partnerships. The joint ventures and partnerships invest primarily in income-producing retail properties. While not a significant portion of the Company's investment portfolio, these investments have produced favorable returns and significantly increased investment income in 1996 as several of these interests in real estate joint ventures were sold. The sales resulted in additional investment income totaling approximately $2,300,000 in 1996. No real estate joint ventures were sold in 1997 or 1998.

Portfolio Analysis

The Company held net investments in mortgage loans totaling $174,921,000 and $181,878,000, or 5.6% and 6.3% of total invested assets, at December 31, 1998 and 1997, respectively. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

The diversification of the mortgage loan portfolio by geographic region of the United States and by property type as of December 31, 1998 and 1997, was as follows:


                                          December 31,
                                       1998           1997


West South Central                      57.1%          54.9%
Mountain                                19.4           11.3
Pacific                                  7.7            8.0
South Atlantic                           4.8           11.4
East South Central                       4.6            5.2
West North Central                       3.0            2.9
All other                                3.4            6.3

Totals                                 100.0%         100.0%



                                          December 31,
                                       1998           1997


Retail                                  56.7%          62.2%
Office                                  21.0           16.6
Hotel/Motel                              7.9            7.9
Apartment                                4.2            4.1
Land/Lots                                4.1            3.3
Nursing homes                            3.0            3.2
All other                                3.1            2.7

Totals                                 100.0%         100.0%


As of December 31, 1998, the allowance for possible losses on mortgage loans was $4,640,000. No additions were made to the allowance during 1998. Additions to the allowance totaling $1,133,000 were recognized as realized losses on investments in the Company's 1997 financial statements. Management believes that the allowance for possible losses is adequate. However, while management uses available information to recognize losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the West South Central region which includes Texas, Louisiana, Oklahoma, and Arkansas, as this area contains the highest concentrations of the Company's mortgage loans.

The Company  currently places  all loans  past  due three  months or  more  on nonaccrual status, thus recognizing no interest income on the loans. At December 31, 1998 and 1997, the Company had no mortage loan principal balances on nonaccrual status. The Company had mortgage loan principal balances with restructured terms totaling approximately $12,096,000 and $12,463,000 at December 31, 1998 and 1997, respectively. For the years ended December 31, 1998 and 1997, the reductions in interest income due to nonaccrual and restructured mortgage loans were not significant.

The contractual maturities of mortgage loan principal balances at December 31, 1998, are as follows:


                                                   Principal
                                                      Due
                                                 (In thousands)


Due in one year or less                       $        13,233
Due after one year through five years                  83,986
Due after five years through ten years                 66,687
Due after ten years through fifteen years              17,067
Due after fifteen years                                    97

Total                                         $       181,070


The Company owns real estate that was acquired through foreclosure and through direct investment totaling approximately $13,553,000 and $15,027,000 at December 31, 1998 and 1997, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized operating income on these properties of approximately $740,000 and $716,000 for the years ended December 31, 1998 and 1997, respectively. The Company does not anticipate significant changes in these operating results in the near future.

The Company monitors the conditions and market values of these properties on a regular basis. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed. No realized losses were recognized due to declines in values of properties during 1998. However, realized losses recognized due to declines in values of properties totaled $46,000 for the year ended December 31, 1997.


RESULTS OF OPERATIONS

Consolidated Operations

Summary of Consolidated Operating Results

A summary of operating results, net of taxes, for the years ended December 31, 1998, 1997, and 1996 is provided below:


                                              Years Ended December 31,
                                          1998          1997         1996
                                        (In thousands except per share data)


Revenues:
Insurance revenues excluding
realized gains (losses)
on investments                       $    331,230       313,862      309,597
Realized gains
(losses) on investments                     2,384        (1,588)       1,612

Total revenues                       $    333,614       312,274      311,209

Earnings:
Earnings from continuing
operations, excluding
realized gains(losses)
on investments                       $     47,468        43,604       45,167
Losses from discontinued
brokerage operations                      (14,125)       (1,000)         -
Net realized gains
(losses) on investments                     1,550        (1,032)       1,048

Net earnings                         $     34,893        41,572       46,215

Basic Earnings Per Share:
Earnings from continuing
operations, excluding
realized gains (losses)
on investments                       $      13.58         12.49        12.94
Losses from discontinued
brokerage operations                        (4.04)        (0.29)         -
Net realized gains
(losses) on investments                      0.44         (0.29)        0.30

Net earnings                         $       9.98         11.91        13.24

Diluted Earnings Per Share:
Earnings from continuing
operations, excluding
realized gains (losses)
on investments                       $      13.43         12.38        12.87
Losses from discontinued
brokerage operations                        (4.00)        (0.28)         -
Net realized gains
(losses) on investments                      0.44         (0.29)        0.30

Net earnings                         $       9.87         11.81        13.17


1998 Consolidated Operating Results: For the year ended December 31, 1998, the Company recorded net earnings of $34,893,000 compared to net earnings of $41,572,000 for 1997. Earnings were lower due to nonrecurring items, the most significant of which was the bankruptcy settlement of the Company's wholly owned subsidiary, The Westcap Corporation, totaling $14,125,000. This settlement was reflected as a loss from discontinued brokerage operations in 1998. Losses on discontinued brokerage operations totaled $1,000,000 in 1997.

Net earnings for 1998 also include a lawsuit settlement as previously reported by the Company on September 28, 1998. Parties involved in the Diffie, et al vs. National Western Life Insurance Company and National Annuity Programs, Inc. class action litigation filed a joint motion in District Court for preliminary approval of a settlement agreement among the parties. This settlement was approved by the Court in January, 1999, and, as a result, the Company will pay $5,000,000 to settle the litigation. This amount was accrued in the Company's financial statements in 1998, thereby reducing earnings $3,250,000, after taxes.

Also during 1998, the Company transferred pension obligations and administrative responsibilities of its nonqualified defined benefit plan to a pension administration firm. The financial effects of the transaction resulted in additional pension expense in 1998 totaling $1,653,000, net of taxes, as the amount paid upon transfer exceeded the recorded pension liabilities as required for financial reporting purposes. However, as a result of the transfer, substantially all future pension and administrative liabilities and expenses under the plan are now the responsibility of the new firm.

Excluding the nonrecurring items and related tax effects described above, 1998 earnings actually exceeded comparable 1997 earnings by over 17%. The higher earnings are due primarily to increases in universal life and annuity contract revenues, increases in investment income over policy contract interest, and decreases in life insurance benefit claims. Universal life and annuity contract revenues increased almost $3,000,000 from $80,250,000 in 1997 to $83,169,000 in 1998. This increase is almost entirely from increases in cost of insurance revenues. Life insurance benefit claims were lower in 1998, decreasing $2,480,000, or 10.2%, from 1997. The Company also recorded realized gains on investments of $1,550,000 in 1998 compared to realized losses of $1,032,000 in 1997, net of taxes.

1997 and 1996 Consolidated Operating Results: For the year ended December 31, 1997, the Company recognized net earnings totaling $41,572,000, a decrease of 10.0% from 1996 earnings. The lower earnings in 1997 compared to 1996 were primarily due to higher life insurance benefit claims and amortization of deferred policy acquisition costs. Deferred policy acquisition costs, which are primarily capitalized agents' commissions, are amortized in direct relation to anticipated future gross profits on applicable life and annuity business. Increases in anticipated future gross profits resulted in retrospective adjustments to deferred policy acquisition costs, which lowered the amortization in 1996 relative to 1997 amounts. Additionally, other income in 1997 declined $1.5 million, net of taxes, as 1996 included nonrecurring income primarily due to litigation-related recoveries. Net earnings for 1997 also included losses from discontinued brokerage operations totaling $1,000,000 and realized losses on investments, net of taxes, totaling $1,032,000. No losses from discontinued brokerage operations were reported in 1996, but realized gains on investments totaling $1,048,000, net of taxes, were recorded.

Net Investment Income:  A detail of net investment income is provided below:


                                          Years Ended December 31,
                                       1998          1997         1996
                                                (In thousands)


Investment income:
    Debt securities              $    195,425       184,870      176,825
    Mortgage loans                     16,943        18,659       19,851
    Policy loans                        9,252         9,764       10,645
    Index options                       8,057            18         -
    Other investment income             7,783         6,742       10,082

Total investment income               237,460       220,053      217,403
Investment expenses                     3,616         2,607        3,101

Net investment income            $    233,844       217,446      214,302


As indicated by the table above, net investment income increased substantially in 1998 from the prior two years. However, excluding index options, net investment income during 1998 actually increased only 3.8% from 1997, while invested assets rose 8.2%. The lower investment income growth is attributable to several factors. As in previous years, market interest rates have continued to decline, which has affected yields on purchases of new debt securities. Mortgage loans have typically had significantly higher yields than the Company's investments in debt securities. However, mortgage loans continue to decline as a percentage of the investment portfolio and in actual amounts from previous years. Also, matured or prepaid mortgage loans are typically replaced with loans with lower interest rates.

As the Company is now selling equity-indexed annuities, net investment income for 1998 includes income from index options which totaled $8,057,000. The index options are derivative financial instruments used to hedge the equity return component of the Company's equity-indexed annuity products. Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as net investment income. The income from these options substantially offset the change in the related policyholder liabilities for the equity-indexed annuity products during 1998. Investment income from index options totaled only $18,000 in 1997, as the Company introduced the new equity-indexed products in the fourth quarter of 1997 and sales were minimal.

Net investment income from 1996 reflects higher other investment income than 1997 and 1998. The higher income is primarily from gains from real estate joint ventures. NWL Investments I, L.P. sold several real estate joint venture interests during 1996, and the sales resulted in additional investment income totaling $2,300,000.

An analysis of net investment income also involves a review of market interest rates. Interest rates continued to decline in 1998 and 1997 from 1996 rates. Detailed below is the Company's investment performance for 1998, 1997, and 1996, and the changes in the Company's yields reflect the changes in market interest rates. However, changes in market rates affect the Company's portfolio yield slowly because of the relatively small volume of new investment purchases during a year in comparison to the size of the overall investment portfolio. Yields in 1998 and 1997 were also somewhat affected by the change in the mix of the investment portfolio and by lower returns from real estate joint ventures as previously described above. The analysis below excludes index options, as these derivative financial instruments are used solely for hedging purposes for the Company's equity-indexed annuity products. Income from the options directly offset interest credited to policyholders for the equity return component on these products.


                                               Years Ended December 31,
                                           1998          1997         1996
                                          (In thousands except percentages)


Net investment income,
excluding index options              $    225,787       217,428      214,302
Average invested assets,
at amortized cost                    $  2,986,350     2,798,957    2,652,232
Yield on average invested assets             7.56%         7.77%        8.08%


Realized Gains and Losses on Investments: The Company realized gains of $2.4 million in 1998 compared to realized losses of $1.6 million in 1997 and gains of $1.6 million in 1996. The gains in 1998 were primarily from gains on debt securities totaling $1.3 million, substantially all of which related to securities that were called. Realized gains in 1998 also include a gain of $300,000 related to a deficiency settlement agreement on a mortgage loan that was foreclosed in 1994. The losses in 1997 were primarily from net losses on debt securities totaling $1.2 million and writedowns on real estate and mortgage loans totaling $1.2 million, primarily related to a single foreclosure. The gains in 1996 were primarily from sales of investments in debt securities and real estate. The 1996 gains are also net of writedowns on real estate and mortgage loans totaling $1,026,000.

Universal Life and Investment Annuity Contract Interest: The Company closely monitors its credited interest rates, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. Rates are established or adjusted after careful consideration and evaluation of these factors against established objectives. Average credited rates, calculated based on policy reserves for the Company's universal life and investment annuity business, have declined since 1996, which is consistent with declines in market interest rates. As market interest rates fluctuate, the Company's credited interest rates are often adjusted accordingly, while also taking into consideration other factors as described above. Although credited rates are lower, contract interest increased significantly during 1998. Contract interest totaled $158.9 million, $145.2 million, and $151.5 million in 1998, 1997, and 1996, respectively. The increase is primarily attributable to interest totaling $12,980,000 for the Company's new equity-indexed annuity products. As previously described, the Company purchases index options to provide the potential higher interest to be credited on these products. The income provided by the index options substantially offsets the interest credited to the policyholders. Because of this hedging program, the Company separately analyzes average credited rates on its other products. Excluding the Company's equity-indexed annuity products, average credited rates for 1998, 1997, and 1996 were 5.67%, 5.68%, and 6.15%, respectively. The declines in average credited rates over the past three years is also consistent with the Company's lower yields on average invested assets. The difference between yields earned over credited rates, often referred to as the interest spread, has remained relatively consistent at approximately 2% in 1998, 1997, and 1996.

Federal Income Taxes: Federal income taxes on earnings from continuing operations for 1998, 1997, and 1996 reflect effective tax rates of 26.1%, 33.8%, and 34.3%, respectively, which are lower than the expected Federal rate of 35%. The 1998 and 1997 effective tax rates are significantly lower due to tax benefits totaling $4,944,000 and $350,000, respectively, resulting from the Company's subsidiary brokerage losses. Correspondingly, losses on discontinued operations for 1998 and 1997 totaling $14,125,000 and $1,000,000 do not include any tax benefits relating to the brokerage subsidiary. This tax reporting treatment is in accordance with the Company's tax allocation agreement with its subsidiaries. On a consolidated basis, Federal income taxes reflect consistent effective tax rates of 33.2%, 34.3%, and 34.3% for 1998, 1997, and 1996, respectively.

Discontinued Brokerage Operations: On April 12, 1996, The Westcap Corporation and its wholly owned subsidiary, Westcap Enterprises, Inc., separately filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Houston Division. As a result of brokerage losses and the resulting bankruptcy, National Western's investment in Westcap was completely written off during 1995. However, a $1,000,000 cash infusion was made to Westcap on March 18, 1997, for operational expenses incurred during its bankruptcy. This contribution was reflected as a loss from discontinued operations in 1997. Losses from the discontinued brokerage operations have been reflected separately from continuing operations of the Company in the accompanying consolidated financial statements.

As more fully described in Item 3, Legal Proceedings, of this Form 10-K, by order dated August 28, 1998, the United States Bankruptcy Court, Southern District of Texas, Houston Division, confirmed and approved the Third Amended Joint Consensual Plan of Reorganization (the Plan) of The Westcap Corporation and Westcap Enterprises, Inc. Pursuant to the Plan, National Western received credit for the $1,000,000 previously contributed to Westcap in bankruptcy in March, 1997, and paid an additional $14,125,000 to compromise and settle (i) all claims of Westcap against National Western, and (ii) all claims and litigation of certain settling creditors of Westcap who have alleged federal or state securities law "control person" violations by National Western relating to Westcap's brokerage business, in exchange for full and complete releases from all of such claims, litigation, and alleged violations. The bankruptcy reorganization was completed in January, 1999, National Western retained 100% continuing ownership of the reorganized Westcap, and the subsidiary is now operating as a real estate management company.

Although the $14,125,000 settlement was paid by National Western on January 13, 1999, the settlement payment has been reflected in the accompanying 1998 financial statements as a loss from discontinued operations. Any additional losses will depend on the results of The City Colleges lawsuit filed against National Western on March 28, 1994, for alleged federal or state securities law "control person" violations relating to Westcap, and which is pending in the United States District Court, Western District of Texas. National Western believes it has reasonable and adequate defenses to this suit and, accordingly, no amounts have been accrued in National Western's financial statements for potential losses relating to such suit.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings from continuing operations for the years ended December 31, 1998, 1997, and 1996 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes, and discontinued brokerage operations.


                    Domestic   International
                      Life        Life                    All
                    Insurance  Insurance   Annuities     Others     Totals
                                        (In thousands)


Segment
earnings
(losses):

    1998         $     6,395       6,397      27,508       2,224    42,524
    1997               5,901       7,143      28,389       1,821    43,254
    1996               8,710       7,150      29,550        (425)   44,985


Domestic Life Insurance Operations

The Company's domestic life insurance operations concentrate marketing efforts on federal employees, seniors, and specific employee groups in private industry, as well as individual sales. The products marketed are universal life insurance and traditional life insurance, which includes both term and whole life products. National Western markets and distributes its domestic products primarily through independent agents and brokers and independent marketing organizations (IMOs). The IMOs also assist the Company in recruiting, contracting, and managing agents as well as providing additional financial resources for product marketing. Geographically, the domestic life insurance operations market products in most of the United States, which encompasses 43 states and the District of Columbia. The states in which the Company does not conduct business are primarily in the northeast and include Connecticut, Delaware, Massachusetts, New Hampshire, New Jersey, New York, and Vermont.

Earnings for the domestic life insurance operating segment were $6,395,000, $5,901,000, and $8,710,000 for 1998, 1997, and 1996, respectively. The decline in 1997 earnings is primarily attributable to higher other operating expenses. The slight increase in earnings in 1998 is due to increases in revenues and other income and lower amortization of deferred policy acquistion costs. However, these items were offset substantially by increases in other operating expenses and life insurance benefit claims. A detailed analysis of significant revenues and expenses for this segment is provided below.

Revenues  from  domestic life  insurance  operations  include  life  insurance premiums on traditional type products and revenues from universal life insurance. The Company's current marketing efforts focus more on universal life insurance, and, as a result, revenues from these products continue to increase over traditional products. Revenues from traditional products are simply premiums collected, while revenues from universal life insurance consist of policy charges for the cost of insurance, policy administration fees, and surrender charges assessed during the period. A comparative detail of premiums and contract revenues is provided below:


                                        Years Ended December 31,
                                      1998        1997       1996
                                             (In thousands)


Universal life insurance:
    Cost of insurance            $   10,684       9,519      9,057
    Surrender charges                 2,040       2,161      2,485
    Policy fees and
    other revenues                    1,503       1,058        893
Traditional life
insurance premiums                   10,069      10,901     12,072

Totals                           $   24,296      23,639     24,507


Actual universal life insurance deposits collected for the years ended December 31, 1998, 1997, and 1996 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                            Years Ended December 31,
                                        1998          1997         1996
                                                 (In thousands)


Universal life insurance:
    First year and single premiums   $      6,944         5,929        7,416
    Renewal premiums                       14,014        14,198       14,383


Totals                               $     20,958        20,127       21,799


Other income for 1998, 1997, and 1996 totaled $750,000, $43,000, and $375,000, respectively. The significant increase in 1998 was primarily due to proceeds totaling $444,000 received from the U.S. government in 1998 related to previous litigation involving a failed savings and loan institution. The litigation involved the Company's previous investment in bonds of the financial institution and subsequent losses incurred upon its failure. The financial institution had also purchased life insurance from National Western, the cash values of which served as collateral for the bonds.

Significant expenses for domestic life insurance operations are summarized below:


                                               Years Ended December 31,
                                          1998          1997         1996
                                                   (In thousands)


Life insurance benefit claims       $     15,321        14,356       14,369
Universal life insurance
contract interest                          9,963         9,687        9,694
Amortization of deferred
policy acquisition costs                   2,954         5,058        5,467
Other operating expenses                  10,786         8,588        6,920


Life insurance benefit claims were significantly higher in 1998 at $15.3 million compared to $14.4 million in 1997 and 1996. Mortality claims experience fluctuates from period to period, and such deviations are not uncommon in the life insurance industry. Over extended periods of time, higher claims experience tends to be offset by periods of lower claims experience. Additionally, the Company utilizes reinsurance to help minimize its exposure to adverse mortality experience. The Company's general policy is to reinsure amounts in excess of $200,000 on the life of any one individual.

Universal life insurance contract interest has remained relatively constant at $9.7 million in 1996 and 1997 and $10.0 million in 1998. Although credited rates have declined somewhat over this time period, which is consistent with declines in market interest rates, the small growth in this block of business has resulted in relatively stable overall interest.

Amortization of deferred policy acquisition costs has decreased from $5.5 million in 1996 to $5.1 million and $3.0 million in 1997 and 1998, respectively. These expenses represent the amortization of the costs of acquiring or producing new business, which consists primarily of agents' commissions. The majority of such costs are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted by the level of policy surrenders.

Other  operating  expenses increased  significantly  in  1998, totaling  $10.8 million compared to $8.6 million and $6.9 million in 1997 and 1996, respectively. The increase in expenses is due to higher pension expenses from the transfer of the Company's nonqualified defined benefit plan as previously described and other increases primarily in salaries, agent conventions, and marketing related expenses such as travel and printing costs.

International Life Insurance Operations

The Company's international life insurance operations focus marketing efforts on foreign nationals in upper socioeconomic classes with substantial financial resources. Insurance sales are primarily in countries in Central and South America, the Caribbean, and the Pacific Rim. Marketing to numerous countries in these different regions provides diversification that helps to minimize large fluctuations in sales that can occur due to various economic, political, and competitive pressures that may occur from one country to another. Historically, the top three countries in insurance sales have often been Argentina, Chile, and Peru. Products sold in the international market include both universal life and traditional life insurance products. The Company minimizes exposure to foreign currency risks, as almost all foreign policies require payment of premiums and claims in United States dollars. Sales production from the international market is from independent broker-agents, many of whom have been selling National Western products for 20 or more years.

Earnings for the international life insurance operating segment were $6,397,000, $7,143,000, and $7,150,000 for 1998, 1997, and 1996, respectively.
Earnings in 1998 were lower primarily due to higher operating expenses, reinsurance costs, and amortization of deferred policy acquisition costs offset significantly by lower life insurance benefit claims. A detailed analysis of significant revenues and expenses for this segment is provided below.

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. The international operations' marketing efforts are also focused more on universal life insurance, and, as a result, revenues from these products continue to increase over traditional products. A comparative detail of premiums and contract revenues is provided below:


                                             Years Ended December 31,
                                         1998          1997           1996
                                                  (In thousands)


Universal life insurance:
    Cost of insurance                  $     27,508       25,258        23,209
    Surrender charges                         6,359        6,661         6,318
    Policy fees and other revenues            3,726        3,698         2,705
Traditional life insurance premiums           3,013        4,812         4,421

Totals                                 $     40,606       40,429        36,653



Actual universal life insurance deposits collected for the years ended December 31, 1998, 1997, and 1996 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                              Years Ended December 31,
                                           1998         1997         1996
                                                   (In thousands)


Universal life insurance:
    First year and single premiums    $   13,575        11,412       11,196
    Renewal premiums                      35,114        34,323       34,443


Totals                                $   48,689        45,735       45,639


Significant  expenses  for   international  life   insurance  operations   are
summarized below:


                                              Years Ended December 31,
                                          1998          1997         1996
                                                   (In thousands)


Life insurance benefit claims      $      9,296        13,515       10,600
Universal life insurance
contract interest                        13,432        12,575       11,853
Amortization of deferred
policy acquisition costs                 15,836        13,608       10,264
Other operating expenses                  9,573         7,749        7,541


Life insurance benefit claims were abnormally high in 1997 at $13.5 million compared to $10.6 million in 1996 and $9.3 million in 1998. As previously described for domestic life insurance operations, mortality claims fluctuate from period to period. These deviations, which can at times be significant, are not uncommon in the life insurance industry.

Universal life insurance contract interest has increased steadily from $11.9 million in 1996 to $12.6 million and $13.4 million in 1997 and 1998, respectively. The increases in contract interest are consistent with growth in the universal life insurance business. The increases have been tempered somewhat by declines in policyholder credited rates due to declines in market interest rates, which also lower the Company's net investment income.

Amortization of deferred policy acquisition costs were significantly lower in 1996, totaling $10.3 million compared to $13.6 million and $15.8 million in 1997 and 1998, respectively. Increases in anticipated future gross profits resulted in retrospective adjustments to deferred policy acquisition costs which lowered amortization in 1996 relative to 1997 and 1998.

Other operating expenses totaled $9.6 million, $7.7 million, and $7.5 million in 1998, 1997, and 1996, respectively, which reflects a significant increase in 1998. The increase in expenses is attributable to the same reasons as previously described for domestic life insurance operations.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Like the Company's domestic life insurance operations, annuities are marketed in 43 states and the District of Columbia using independent agents, brokers, and independent marketing organizations (IMOs). In fact, many of the agents, brokers, and IMOs that sell life insurance also sell annuities for National Western. For most of these organizations, annuity sales are much more significant and are the primary focus of their business operations. Although some of the Company's annuities are available in the international market, current sales are insignificant to total annuity sales.

Annuities sold include flexible premium deferred annuities, single premium deferred annuities, and single premium immediate annuities. These products can be tax qualified or nonqualified annuities. In recent years the majority of annuities sold have been nonqualified deferred annuities. The Company also continues to collect additional premiums on existing two-tier annuities, as a large portion of the two-tier block of business are flexible premium annuities on which renewal premiums continue to be collected. However, the Company has not sold two-tier annuities since 1992.

Earnings for the annuity operating segment were $27,508,000, $28,389,000, and $29,550,000 for 1998, 1997, and 1996, respectively. Earnings for 1998 were down significantly from 1997 and 1996 primarily due to nonrecurring items, which increased other operating expenses as more fully described below. Also, over the past several years, sales in the annuity business have been declining. However, during 1998 annuity deposits have increased substantially primarily due to sales of the Company's equity-indexed annuity products. A detailed analysis of significant revenues and expenses for this segment is provided below.

Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. Annuitizations result in transfers of policies from deferred to immediate or payout status. The deferred revenues related to these annuities are amortized into income during the payout period. A comparative detail of the components of premiums and annuity contract revenues is provided below.


                                               Years Ended December 31,
                                           1998          1997         1996
                                                    (In thousands)


Surrender charges:
   Two-tier annuities               $     17,898        19,940       22,679
   Single-tier annuities                   6,799         5,185        3,459

Total surrender charges                   24,697        25,125       26,138
Payout annuity and other revenues          6,652         6,770        5,161
Traditional annuity premiums                  83            99          118

Totals                              $     31,432        31,994       31,417


Actual annuity deposits collected for the years ended December 31, 1998, 1997, and 1996 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                          Years Ended December 31,
                                      1998          1997         1996
                                               (In thousands)


Deferred annuities:
    Equity-indexed               $    222,486         6,004         -
    Other                             187,835       222,450      270,148

Total deferred annuities              410,321       228,454      270,148
Immediate annuities                    20,682        12,533        3,054

Totals                           $    431,003       240,987      273,202


Although annuity sales declined in 1996 and 1997 from previous levels, the Company is again experiencing significant growth in annuity production in 1998. The growth is primarily attributable to the Company's new equity-indexed annuities. In fact, the growth has been dramatic, as annuity production increased 79% from $240,987,000 in 1997 to $431,003,000 in 1998.

The Company diversified its annuity products offered to customers by introducing an equity-indexed annuity in late 1997. This product is a flexible premium deferred annuity which combines the features associated with traditional fixed annuities, with the option to have interest rates that are linked in part to an equity index, the S&P 500 Composite Stock Price Index. This new annuity is a long-term contract designed as a planning vehicle for retirement security. Sales totaling $222 million in 1998 indicate that this product is attractive to customers, as it has guaranteed minimum interest rates, coupled with the potential for significantly higher returns based on an equity index component. Also, because the Company does not offer variable products or mutual funds, this new product provides a key equity-based alternative to the Company's existing fixed annuity products.

The Company has implemented an investment hedging program to offset the potential higher returns required to be paid on these products. Specifically, the Company purchases index options from highly rated banks and brokerage firms. These index options act as hedges to match closely the returns based on the S&P 500 Composite Stock Price Index which may be paid to policyholders.

Net investment income for 1998, 1997, and 1996 totaled $182,347,000, $166,348,000, and $165,943,000, respectively. Amounts for 1997 and 1996 were consistent, as premiums were lower in 1997, impacting invested asset growth. Market interest rates as well as investment yields have also decreased since 1996, tempering investment income increases. The large increase in net investment income in 1998 is due to the substantial increase in premium production, primarily from sales of the Company's new equity-indexed annuities, which resulted in increases in invested assets. Net investment income also includes $8,057,000 of income from index options. Investment income from index options totaled only $18,000 in 1997, as sales of equity-indexed annuities were minimal in 1997.

Other income was relatively insignificant in 1998 and 1997, totaling $270,000 and $277,000, respectively. However, other income for 1996 totaled $2,087,000, which includes $1.3 million in income relating to litigation involving an independent marketing organization. The litigation is more fully described in Item 3, Legal Proceedings.

Significant expenses for annuity operations are summarized below:


                                            Years Ended December 31,
                                        1998          1997         1996
                                                 (In thousands)


Annuity contract interest        $    135,494       122,938      129,928
Amortization of deferred
policy acquisition costs               21,625        21,268       14,630
Other operating expenses               15,145        11,223       11,261


Annuity contract interest was $129.9 million in 1996 compared to $122.9 million in 1997. As previously described for consolidated operations, the decrease is due to lower average credited rates on policies, which is consistent with declines in market interest rates. While the lower market and credited rates have continued into 1998, annuity contract interest has increased substantially, totaling $135.5 million in 1998. The increase is largely due to increases in annuities in force from sales of equity-indexed annuities and higher credited rates that can be paid on these policies. Contract interest on equity-indexed annuities totaled $12,980,000 in 1998. Amounts for 1997 were insignificant, as sales of these annuities were minimal in 1997. Although contract interest is higher due to equity-indexed annuities, net investment income also includes an additional $8,057,000 from index options which are used to hedge the equity return component of these products. Differences between income from index options and contract interest credited to policyholders will occur for several reasons. The most significant reason is the costs of the index options are essentially amortized against net investment income as the options are marked to fair value each reporting period. The costs of options are covered by additional income earned on debt securities purchased with equity-indexed annuity premiums. Other differences are due to asset fees charged against policyholder contract interest, surrenders and death benefits on annuities within the annual hedging period, and inherent differences between index option fair values and policy liability reserving requirements such as minimum guaranteed interest rates.

Amortization of deferred policy acquisition costs represents the amortization of the costs of acquiring or producing new business, primarily agents' commissions, the majority of which are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted by the level of policy surrenders. Amortization for 1998, 1997, and 1996 was $21.6 million, $21.3 million, and $14.6 million, respectively. Increases in anticipated future gross profits resulted in retrospective adjustments to deferred policy acquisition costs which lowered the amortization in 1996 relative to 1997 and 1998 amounts. Additionally, increases in policy surrenders since 1996 contributed to higher amortization in 1997 and 1998.

Other operating expenses totaled $15,145,000, $11,223,000, and $11,261,000 for 1998, 1997, and 1996, respectively. Expenses for 1998 were unusually high primarily due to two nonrecurring items as previously described in the summary of consolidated operating results. Additional pension expenses were incurred in 1998 related to the Company's transfer of its nonqualified defined benefit plan to a pension administration firm. Also included in 1998 expenses is a $5,000,000 lawsuit settlement for the Diffie, et al vs. National Western Life Insurance Company and National Annuity Programs, Inc. class action litigation. The litigation involved various issues regarding sales of the Company's annuities.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate and other investment operations through the following wholly owned subsidiaries: NWL Investments, Inc., NWL Properties, Inc., NWL 806 Main, Inc., NWL Services, Inc., and NWL Financial, Inc. Earnings for these operations totaled $2,224,000 and $1,821,000 for 1998 and 1997, respectively. Operating results for 1996 reflected losses totaling $425,000. The increase in earnings since 1996 is due to the transfer of an asset from National Western to one of the subsidiaries as described in detail below.

Most of the income from the Company's subsidiaries is from a life interest in the Libbie Shearn Moody Trust. This asset was owned by National Western Life Insurance Company during 1996 but was transferred to NWL Services, Inc., in 1997. Gross income distributions from the Trust totaled $3,451,000, $3,335,000, and $3,252,000 in 1998, 1997, and 1996, respectively. The distributions  for  1998  and  1997  were paid  to  NWL  Services,  Inc., and, therefore, are included in other operations for these periods. The 1996 distribution was paid to National Western Life Insurance Company. As a result, this income was allocated among the insurance segments, domestic life insurance, international life insurance, and annuity operations, for 1996.


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

A primary liquidity concern for the Company's insurance operations is the risk of early policyholder withdrawals. Consequently, the Company closely evaluates and manages the risk of early surrenders or withdrawals. The Company includes provisions within annuity and universal life insurance policies, such as surrender charges, that help limit early withdrawals. The Company also prepares cash flow projections and performs cash flow tests under various market interest rate scenarios to assist in evaluating liquidity needs and adequacy. The Company currently expects available liquidity sources and future cash flows to be adequate to meet the demand for funds.

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $131 million, $144 million, and $145 million in 1998, 1997, and 1996, respectively. Net cash flows from the Company's deposit product operations, which include universal life and investment annuity products, totaled $113 million in 1998 and $16 million in 1996. However, these operations incurred net cash outflows in 1997 totaling $51 million. The cash outflows in 1997 were due to low annuity production along with increased policy surrenders. Although surrenders increased again in 1998, strong equity-indexed annuity production generated the strong positive cash flow in 1998.

The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $159 million, $144 million, and $117 million in 1998, 1997, and 1996, respectively. The Company again expects significant cash flows from these sources in 1999 at levels similar to the past two years.

Capital Resources

The Company relies on stockholders' equity for its capital resources, as there has been no long-term debt outstanding in 1998 or recent years. The Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 1999.

Stockholders' equity totaled $438 million at December 31, 1998, reflecting an increase of $38 million from 1997. The increase in capital is primarily from net earnings of $35 million. Net unrealized gains on investment securities totaling $2.2 million also contributed to the rise in stockholders' equity. Book value per share at December 31, 1998, was $125.31, reflecting a 9.2% increase for the year.


CHANGES IN ACCOUNTING PRINCIPLES

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

Deposit Accounting

In October, 1998, the AICPA issued SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." The SOP specifies classifications for insurance and reinsurance contracts for which deposit accounting is appropriate and specifies accounting methods for each. For each insurance and reinsurance contract accounted for under deposit accounting, a deposit asset or liability should be recognized at inception and should be measured based on consideration paid or received, less any premiums or fees to be retained by the insurer or reinsurer, irrespective of the experience of the contract. The Company anticipates that this SOP will not have a significant effect on its financial statements, as the Company's current insurance and reinsurance contracts all transfer insurance risk. SOP 98-7 is effective for all fiscal years beginning after June 15, 1999. The Company currently plans to implement the SOP in the first quarter of 2000.

Derivative Instruments and Hedging Activities

In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 defines several designations of derivatives based on the instrument's intended use and specifies the appropriate accounting treatment for changes in the fair value of the derivative based on its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

The Company currently sells equity-indexed annuities that contain an equity return component for policyholders which is an embedded derivative instrument. The Company purchases index options, which are also derivative instruments, to hedge this equity return component. The index options are reported at fair value in the Company's financial statements, which is in accordance with SFAS No. 133 requirements. The Company also uses a fair value approach in recording policy liabilities for the equity-indexed annuities. However, there is currently no specific, authoritative interpretation of SFAS No. 133 with respect to accounting for equity-indexed annuity liabilities. Additional guidance in 1999 regarding this issue may result in a definitive method significantly different from that currently used by the Company. As a result, the ultimate implementation of SFAS No. 133 could have a significant effect on the Company's results of operations. The Company expects to implement the new statement in the first quarter of 2000.


REGULATORY AND OTHER ISSUES

Statutory Accounting Practices

Regulations that affect the Company and the insurance industry are often the result of efforts by the National Association of Insurance Commissioners
(NAIC). The NAIC is an association of state insurance commissioners, regulators, and support staff that acts as a coordinating body for the state insurance regulatory process. The NAIC has recently completed a comprehensive process of codifying statutory accounting practices and procedures. Other than specific individual state laws, the codification results will be the only source of prescribed statutory accounting practices. Insurance companies must adopt these new statutory accounting practices in 2001, which may result in significant changes to existing practices used in the preparation of statutory financial statements. Based on a preliminary review, National Western does not currently anticipate a material impact to its capital and surplus position as a result of implementation of the new prescribed statutory accounting procedures.

Risk-Based Capital Requirements

The NAIC established risk-based capital (RBC) requirements to help state regulators monitor the financial strength and stability of life insurers by identifying those companies that may be inadequately capitalized. Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold. The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments. The RBC formula takes into consideration four major areas of risk which are:
(i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses mortality and morbidity risk; (iii) interest rate risk which involves asset/liability matching issues; and (iv) other business risks.

Due to statutory laws prohibiting public dissemination of certain RBC information, the Company has chosen not to publish its RBC ratios or levels. However, the Company's current statutory capital and surplus is significantly in excess of the threshold RBC requirements.

Year 2000 Issues

The Year 2000 problem, also known as Y2K, is the result of concerns that many computer software systems today cannot distinguish the year 2000 from the year 1900. The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year, resulting in these programs' inability to recognize "00" in the date field as the year 2000. If not corrected, many computer systems may be unable to process date-sensitive data accurately beyond the year 1999, resulting in possible system failures or generation of erroneous results. National Western has been cognizant of these problems for many years, as life insurance and annuity products can have very long life spans. Thus, many of our systems have been developed to process and administer our insurance products into the next century. National Western has been working to alleviate or eliminate Year 2000 problems for many years and has assigned the responsibility for the analysis of the problem to its Senior Vice President-Information Services, who deemed the most complete and cost-effective approach to the problem was to use existing staff and facilities. Accordingly, the Company's Year 2000 plan includes staff review and analysis of internal systems, embedded chip technology, and external vendor interfaces as described below.

National Western's primary internal software systems include its policy administration system and investment accounting system. The policy administration system is an important software system for National Western, as it is a comprehensive system involving the following functions: policy issuance, maintenance, and accounting, cash receipts, cash disbursements, general ledger, agent commissions, and various other accounting functions. While this policy administration system was not developed by National Western, several key employees of the National Western Information Services department were involved in the system's original development process. As a result, National Western does not maintain a service agreement with the original developer but, rather, maintains and services the system internally. National Western has performed an assessment of this system regarding Year 2000 issues, which revealed that there is some exposure to insufficient date processing that must be corrected. However, the assessment also revealed that much of the date-sensitive data is already in four-digit format, which avoids the Year 2000 processing problems. Accordingly, National Western commenced a project to perform a comprehensive review of the entire policy administration system. This project has been substantially completed and changes are currently being made to correct any software coding problems. All changes that were made as of December 31, 1998, have been tested and implemented. Testing will continue throughout 1999. Final implementation of any additional necessary system changes is currently planned for mid-year 1999 based on anticipated favorable results of testing.

The Company's investment accounting system is also a critical system, as it provides accounting, analysis, and transaction processing for the Company's bond and stock securities which comprise most of its investments. Like the Company's policy administration system, this system was developed by a third-party software vendor. However, National Western does maintain a product support agreement with the original vendor. Maintenance and changes to this investment system are the responsibility of the vendor in accordance with this support agreement. National Western has addressed Year 2000 issues with the vendor, and the vendor has provided assurance that their system has been subjected to significant review for any problems. The review included assessment, correction, and testing of date-sensitive problems, and the vendor has provided us written acknowledgment that we should encounter no significant Year 2000 related problems. The Company is using the vendor's Year 2000 modified software release for current processing and has not encountered any problems.

National Western does have some exposure to date-sensitive embedded technology such as microcontrollers, but the Company views this exposure as minimal. Unlike other industries that may be equipment intensive, such as manufacturing, National Western is a financial services company providing insurance and annuities to its customers. As such, the primary equipment and electronic devices used are computers and telephone-related equipment. This type of hardware can have date-sensitive embedded technology which could be subject to Year 2000 problems. Because of this exposure, National Western has reviewed its computer hardware and telephone systems, with assistance from the applicable vendors, and has replaced or is in the process of replacing any items that will not properly process date-sensitive data in the Year 2000 or beyond. This project was substantially completed as of December 31, 1998.

The final area of concern is the Company's use of third-party systems or interfaces with vendor systems. National Western's most significant interfaces and uses of third-party vendor systems are in the bank and trust services area. The Company utilizes various banks to handle numerous types of financial transactions. Several of these banks also provide trustee and custodial services for National Western's investment holdings and transactions. These services are critical to a financial service company such as National Western, as its business centers around cash receipts and disbursements to policyholders and the investment of policyholder funds. As a result, National Western has received written confirmation from its vendor banks regarding their status on Year 2000 issues. The banks indicate their dedication to resolving any Year 2000 issues related to their systems and services prior to the critical date. These banks have completed assessments of their exposure to Year 2000 issues and are in problem resolution and testing phases of their Y2K projects.

In reviewing the Year 2000 issue, National Western has identified various risks to the Company that could impact daily operations and its ability to satisfactorily transact business with its primary customers and vendors. Risks related to servicing our customers are inabilities to process policyholder and agent commission-related transactions timely, which could lead to some loss of business. The accuracy of policyholder transactions should not be affected, as the Company's policy administration system already uses four-digit year data for policy calculations. Risks in the investment accounting area center around accuracy of accounting for investments but should not actually impact cash receipt and disbursement transactions. However, the Company has various controls which should identify and enable correction of such issues should they arise. Risks in interfaces with third-party systems, which are primarily banking systems for National Western, include the inability to timely and accurately receive and disburse cash and process investment-related transactions. This could affect the Company's service to its policyholders if cash flow issues arise due to delays in bank processing. Based on information from the Company's banks, National Western does not anticipate significant Year 2000 issues relating to bank processing.

Based on its analysis, the Company believes it is on schedule with its Year 2000 plan so that any disruptions by Year 2000 will be minimal. National Western recognizes, however, that it is virtually impossible to assure that the Company will be 100% compliant until Year 2000 is here. We anticipate there will be problems that will have to be resolved in the ordinary course of business on and after Year 2000. However, the Company does not believe that the problems will have a material effect on the Company's operations or financial condition. Under a worst case scenario, where systems do not function adequately on or after Year 2000, the Company intends to place all available resources it can to remedy any problems as soon as possible. The resources include National Western staff as well as outside consulting services.

The Company has reviewed Year 2000-related costs incurred to date and is monitoring potential future costs to complete its Year 2000 plan. Such costs are not expected to exceed $200,000. A significant amount of these costs have not and will not be incremental costs to the Company, as internal resources are primarily being used and will continue to be utilized and reallocated as needed. Also, for externally developed systems under licensing contracts, costs are primarily borne by the software developer. Costs already incurred as of December 31, 1998, related to the Year 2000 plan total approximately $150,000.


FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained herein or in other written or oral statements made by or on behalf of National Western Life Insurance Company or its subsidiaries are or may be viewed as forward-looking. Although the Company has used appropriate care in developing any such information, forward-looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, matters described in the Company's SEC filings such as exposure to market risks, anticipated cash flows, future capital needs, and Year 2000 issues. However, National Western, as a matter of policy, does not make any specific projections as to future earnings, nor does it endorse any projections regarding future performance that may be made by others. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments. Also, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise.


             ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK


This information is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Investments in Debt and Equity Securities section.


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


                                   PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors

The following information as of January 31, 1999, is furnished with respect to each director. All terms expire in June of 1999.


                      Principal Occupation During Last Five     First
Name of Director           Years and Directorships              Elected   Age


Robert L. Moody        Chairman of the Board and
(1) (3) (4) (5)        Chief Executive                           1963     63
                       Officer of the Company;
                       Investments, Galveston, Texas

Ross R. Moody          President and Chief Operating
(1) (3)                Officer of the                            1981     36
                       Company, Austin, Texas

Arthur O. Dummer       President, The Donner Company,            1980     65
(1) (2) (3)            Salt Lake City, Utah

Harry L. Edwards       Retired; Former President and Chief       1969     77
                       Operating Officer of the Company,
                       Austin, Texas

E. Douglas McLeod      Director of Development, The Moody        1979     57
(4)                    Foundation, Galveston, Texas

Charles D. Milos, Jr.  Senior Vice President of the Company,     1981     53
(1) (3)                Galveston, Texas

Frances A. Moody       Executive Director,                       1990     29
                       The Moody Foundation,
                       Dallas, Texas, 1997 - present;
                       Investments, Dallas, Texas, 1992 -
                       1997

Russell S. Moody       Investments, Austin, Texas                1988     37
(4)

Louis E. Pauls, Jr.    President, Louis Pauls & Company;         1971     63
(2)                    Investments, Galveston, Texas

E. J. Pederson         Executive Vice President,                 1992     51
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

(b) Identification of Executive Officers

The following is a list of the Company's executive officers, their ages, and their positions and offices as of January 31, 1999.


   Name of Officer     Age          Position (Year elected to position)


Robert L. Moody         63   Chairman of the Board and Chief Executive
                             Officer (1963-1968, 1971-1980, 1981), Director

Ross R. Moody           36   President and Chief Operating Officer (1992),
                             Director

Robert L. Busby, III    61   Senior  Vice  President  -  Chief
                             Administrative  Officer,
                             Chief Financial Officer and Treasurer (1992)

Charles P. Baley        60   Senior Vice President - Information Services
                             (1990)

Richard M. Edwards      46   Senior Vice President - International Marketing
                             (1990)

Paul D. Facey           47   Senior Vice President - Chief Actuary (1992)

Charles D. Milos, Jr.   53   Senior Vice President - Investment Analyst
                             (1990), Director

James P. Payne          54   Senior Vice President - Secretary (1998)

Arthur W. Pickering     57   Senior Vice President - Domestic Marketing (1994)

Patricia L. Scheuer     47   Senior Vice President - Chief Investment Officer
                             (1992)

Robert J. Antonowich    52   Vice President - Marketing (1995)

Scott E. Arendale       54   Vice President - International Sales Development
                             (1998)

Mark K. Fisher          46   Vice President - Marketing (1998)

Carol Jackson           63   Vice President - Human Resources (1990)

Vincent L. Kasch        37   Vice President - Controller and Assistant
                             Treasurer (1992)

Doris Kruse             53   Vice President - Policy Benefits (1990)

Paul G. McGillivray     45   Vice President - Marketing (1998)

James R. Naiser         56   Vice President - Systems Development (1984)

Al R. Steger            56   Vice President - Risk Selection (1992)

B. Ben Taylor           56   Vice President - Actuarial Services (1990)

Larry D. White          53   Vice President - Policyowner Services (1990)


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

Mr. Arendale was Division Manager of Seguros Pan American, S.A., in Caracas, Venezuela, from January, 1971, to October, 1992. From October, 1992, to June, 1993, he was General Manager of International SOS Assistance in Caracas; and in July, 1993, he joined National Western as an Assistant Vice President and was promoted to Vice President in May, 1998.

Mr. Fisher served as an agent, Sales Manager, and Associate Agency Manager of Jefferson-Pilot Life from 1983 to 1993. From January, 1991 to December, 1993, he was Vice President - Marketing of First Life Insurance Company, Arlington, Texas; from January, 1994, to September, 1994, he was a Regional Director of Life Insurance Company of Georgia; and from February, 1995, to February, 1998, he was Vice President - Marketing of Texas Life Insurance Company, Waco, Texas.

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


                       ITEM 11. EXECUTIVE COMPENSATION

(b) Summary Compensation Table


                                                      Long Term
                                                     Compensation
                                                        No. of
                                                      Securities
                                Annual  Compensation  Underlying   All Other
       Name and                 Salary     Bonus      Options   Compensation
  Principal Position    Year      (A)        (B)         (C)          (D)


1Robert L. Moody        1998  $1,124,174  $    -         13,000   $  254,333
 Chairman of the Board  1997   1,077,350       -         10,000      194,684
 and Chief Executive    1996   1,026,964       -         14,400      160,064
 Officer

2Ross R. Moody          1998     422,496     25,000      12,500       64,457
 President and Chief    1997     411,198       -            500       50,683
 Operating Officer      1996     400,334       -          5,500       32,366

3Arthur W. Pickering    1998     124,735    126,526       2,500       15,049
 Senior Vice President  1997     124,445    105,687       1,500       13,781
 Domestic Marketing     1996     119,137    117,888       2,000       15,516

4Robert L. Busby, III   1998     193,889       -          1,500       11,576
 Senior Vice President  1997     178,518       -          1,000       10,654
 Chief  Administrative  1996     168,579       -          1,000       11,050
 Officer, Chief
 Financial Officer
 and Treasurer

5Robert J. Antonowich   1998      78,792    100,229         500        6,400
 Vice President-        1997      79,566     27,916         250        4,288
 Marketing              1996      79,566     30,000        -           3,345


Notes to Summary Compensation Table:

(A) Salary includes directors' fees from National Western Life Insurance Company and its subsidiaries.

(B) Bonuses include employment and performance related bonuses which are occasionally granted.

(C) Represents stock options granted under the National Western Life Insurance Company 1995 Stock and Incentive Plan.

(D)  All other compensation includes primarily employer contributions made  to the Company's 401(k) Plan and Non-Qualified Deferred Compensation Plan on behalf of the employee. However, this item also includes taxable income for Robert L. Moody, related to his assignment of excess insurance on the Libbie Shearn Moody Trust of approximately $232,000, $173,000, and $138,000 in 1998, 1997, and 1996, respectively. This item also includes various expense allowances for Ross R. Moody in 1998, 1997, and 1996 of approximately $42,000, $34,000, and $6,000, respectively.


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

All of the employees of the Company and its subsidiaries are eligible to participate in the Plan. In addition, directors of the Company, other than Compensation and Stock Option Committee members, are eligible for restricted stock awards, incentive awards, and performance awards. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options.

The Committee approved the issuance of nonqualified stock options to selected officers of the Company during 1998, 1997, and 1996 totaling 48,500, 21,900, and 33,000, respectively. Additionally, during 1998 the Committee granted 10,000 nonqualified, nondiscretionary stock options to Company directors. The directors' stock options vest 20% annually following one full year of service to the Company from the date of grant. The officers' stock options vest 20% annually following three full years of service to the Company from the date of grant. The exercise prices of the stock options were set at the fair market values of the common stock on the dates of grant.

Stock options granted to the named executive officers during 1998 are as follows:


                                                                Potential
                              % of                              Realizable
                              Total                          Value at Assumed
                             Options                             Annual
                             Granted                             Rates of
                   Number      to                             Stock  Price
                    of      Employees                          Appreciation
                 Securities     and                                  for
                   Under-    Directors                          Option Term
                   lying       in
                  Options    Fiscal   Exercise Expiration
 Name             Granted     Year      Price    Date        5%         10%


1 Robert L.
  Moody            12,000    20.5%  $105.250   4-16-08   $794,294   $2,012,897
                    1,000     1.7    112.375   6-19-08     70,672      179,097

2 Ross R.
  Moody            11,500    19.7    105.250   4-16-08    761,198    1,929,026
                    1,000     1.7    112.375   6-19-08     70,672      179,097

3 Arthur W.
  Pickering         2,500     4.3    105.250   4-16-08    165,478      419,353

4 Robert L.
  Busby, III        1,500     2.6    105.250   4-16-08     99,286      251,612

5 Robert J.
  Antonowich          500     0.9    105.250   4-16-08     33,096       83,871


(d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table



                                         Number of
                                         Securities             Value of
                                        Underlying             Unexercised
                                        Unexercised            In-The-Money
               Shares                     Options               Options
              Acquired
                On          Value    Exercis-  Unexerci-  Exercis-  Unexercis-
Name         Exercise      Realized    able      able       able      able


1 Robert L.
  Moody             -       $    -     5,000    57,400   $396,875   $2,819,375

2 Ross R.
  Moody          1,800       128,458      -     25,700        -      1,022,438

3 Arthur W.
  Pickering        500        36,158      -      8,000        -        342,938

4 Robert L.
  Busby, III       800        81,253      -      6,700        -        357,250

5 Robert J.
  Antonowich        -            -        -        750        -         14,219



(e) Long-Term Incentive Plan Awards Table

None.

(f) Defined Benefit or Actuarial Plan Disclosure

The Company currently has two employee defined benefit plans for the benefit of its employees and officers. A brief description and formulas by which benefits are determined for each of the plans are detailed as follows:

Qualified Defined Benefit Plan - This plan covers all full-time employees and officers of the Company and provides benefits based on the participant's years of service and compensation. The Company makes annual contributions to the plan that comply with the minimum funding provisions of the Employee Retirement Income Security Act.

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

Non-Qualified Defined Benefit Plan - This plan covers those officers who were in the position of senior vice president or above prior to 1991 and other employees who have been designated by the President of the Company as being in the class of persons who are eligible to participate in the plan. This plan also provides benefits based on the participant's years of service and compensation. However, no minimum funding standards are required.

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

The estimated annual benefits payable to the named executive officers upon retirement, at normal retirement age, for the Company's defined benefit plans are as follows:


                                     Estimated Annual Benefits
                                Qualified      Non-Qualified
                                 Defined         Defined
         Name                  Benefit Plan    Benefit Plan    Totals


1  Robert L. Moody         $     125,335         367,155       492,490

2  Ross R. Moody                  87,868            -           87,868

3  Arthur W. Pickering            28,305            -           28,305

4  Robert L. Busby, III           47,907          32,004        79,911

5  Robert J. Antonowich           36,707            -           36,707


During 1998 the Company transferred the pension obligations and administrative responsibilities of the non-qualified defined benefit plan to a pension administration firm. Upon transfer, the Company made a payment to the firm to cover current and future liabilities and administration of the plan. However, as more fully described in Note 7, Pension Plans, of the accompanying financial statements, National Western retains certain contingent liabilities with respect to the plan.

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

During 1995 the Company adopted the National Western Life Insurance Company 1995 Stock and Incentive Plan (the Plan), as more fully described in Item 11(c). Directors of the Company, other than Compensation and Stock Option Committee members, are eligible for restricted stock awards, incentive awards, and performance awards. Nonemployee directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. On May 19, 1995, the Committee approved the issuance of 7,000 nonqualified, nondiscretionary stock options to nonemployee Company directors, with each such director receiving 1,000 stock options. On June 19, 1998, the stockholders approved the issuance of 10,000 nonqualified, nondiscretionary stock options to Company directors, with each such director receiving 1,000 stock options. Directors who are also employees of the Company were granted additional stock options as disclosed in the table in Item 11(c).

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

Mr. Robert Moody, Mr. Ross Moody, and Mr. Charles Milos serve as directors and also serve as officers and employees of National Western Life Insurance Company. Mr. Ross Moody serves as an officer and director and Mr. Charles Milos serves as an officer of the Company's wholly owned subsidiaries, The
Westcap Corporation, NWL 806 Main, Inc., NWL Investments, Inc., NWL Properties, Inc., NWL Financial, Inc., and NWL Services, Inc. Additionally, Mr. Robert Moody is an officer and Mr. Arthur Dummer is an officer and director of NWL Services, Inc. Mr. Harry Edwards was formerly an officer of National Western Life Insurance Company.

The Donner Company, 100% owned by Mr. Dummer, who is a director of National Western Life Insurance Company and an officer and director of NWL Services, Inc., was paid $84,895 in 1998 pursuant to an agreement between The Donner Company and a reinsurance intermediary relating to a reinsurance contract between the Company and certain life insurance reinsurers.

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

A separate Compensation and Stock Option Committee, comprised of outside, independent directors, determines compensation for the three highest-paid Company executives. The committee also performs various projects relating to executive compensation at the request of the Board of Directors. Those directors serving on the committee include the following:

          Arthur O. Dummer
          Harry L. Edwards
          E. J. Pederson

The  policies  used  by  the  Compensation  and  Stock  Option  Committee   in
determining compensation are similar to those described above for all other Company executives.

(1) Performance Graph

The following graph compares the change in the Company's cumulative total stockholder return on its common stock with the Nasdaq - U.S. Companies Index and the Nasdaq Insurance Stock Index. The graph assumes that the value of the Company's common stock and each index was $100 at December 31, 1993, and that all dividends were reinvested.

For the purpose of this electronic filing, the coordinates of the graph have been provided below:


                                      December 31
                1993      1994       1995       1996       1997       1998


National
Western
Life            $100      78.1       125.8      195.5      228.1      264.0

NASDAQ - US
Companies        100      97.8       138.3      170.0      208.6      293.2

NASDAQ -
Insurance
Stock Index      100      94.1       133.7      152.4      223.6      198.8



                    ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

Set forth below is certain financial information concerning persons who are known by the Company to own beneficially more than 5% of any class of the Company's common stock on December 31, 1998:


                                             Amount and Nature of
    Name and Address          Title          Beneficial Ownership    Percent
           of                  of                Record and            of
   Beneficial Owners          Class             Beneficially          Class


Robert L. Moody          Class A Common           1,160,896           35.20%
2302 PostOffice Street,  Class B Common             198,074           99.04%
Suite 702
Galveston, Texas

Westport Asset           Class A Common             352,400           10.68%
Management, Inc.
253 Riverside Avenue
Westport, Connecticut

Tweedy Browne Company    Class A Common             288,128            8.74%
52 Vanderbilt Avenue
New York, New York

FMR Corp.                Class A Common             170,000            5.15%
82 Devonshire Street
Boston, Massachusetts


(b) Security Ownership of Management

The following table sets forth as of December 31, 1998, information concerning the beneficial ownership of the Company's common stock by all directors, named officers, and all directors and officers of the Company as a group:


                              Title           Amount and Nature of    Percent
      Directors                of             Beneficial Ownership       of
    and Officers              Class          Record and Beneficially   Class


Directors and
Named Officers:
Robert L. Moody          Class A Common           1,160,896            35.20%
                         Class B Common             198,074            99.04%

Ross R. Moody            Class A Common                 625              .02%
                         Class B Common                 482              .24%


Directors:
Arthur O. Dummer         Class A Common                  15               -
                         Class B Common                  -                -

Harry L. Edwards         Class A Common                  20               -
                         Class B Common                  -                -

E. Douglas McLeod        Class A Common                  10               -
                         Class B Common                  -                -

Charles D. Milos, Jr.    Class A Common                 528              .02%
                         Class B Common                  -                -

Frances A. Moody         Class A Common               2,475              .08%
                         Class B Common                 482              .24%

Russell S. Moody         Class A Common               2,475              .08%
                         Class B Common                 482              .24%

Louis E. Pauls, Jr.      Class A Common                  10               -
                         Class B Common                  -                -

E. J. Pederson           Class A Common                 100               -
                         Class B Common                  -                -


Named Officers:
Robert J. Antonowich     Class A Common                  -                -
                         Class B Common                  -                -

Robert L. Busby, III     Class A Common                   4               -
                         Class B Common                  -                -

Arthur W. Pickering      Class A Common                  -                -
                         Class B Common                  -                -


Directors and            Class A Common           1,168,293            35.42%
Officers as a Group      Class B Common             199,520            99.76%


(c) Changes in Control

None.


           ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Transactions with Management and Others

The Donner Company, 100% owned by Mr. Arthur Dummer, who is a director of National Western Life Insurance Company, was paid $84,895 in 1998 pursuant to an agreement between The Donner Company and a reinsurance intermediary relating to a reinsurance contract between the Company and certain life insurance reinsurers.

(b)  Certain Business Relationships

None.

(c)  Indebtedness of Management

The Company holds three mortgage loans issued to Gal-Tex Hotel Corporation, which is owned 50% by the Libbie Shearn Moody Trust and 50% by The Moody Foundation. The first mortgage loan in the amount of $2,254,000 was issued in 1988 and originally matured in May of 1998. It was extended during 1998 to May of 2003 and pays interest of 8%. The loan is secured by property consisting of a hotel located in Kingsport, Tennessee. The second mortgage loan in the amount of $8,164,000 was issued in 1994, will mature in October of 2004, and pays interest of 8.75%. The loan is secured by property consisting of a hotel located in Houston, Texas. The third mortgage loan in the amount of $1,789,000 was issued in 1995, will mature in January of 2006, and pays interest of 9%. The loan is secured by property consisting of a hotel located in Woodstock, Virginia.

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

(a) 3. Listing of Exhibits

Exhibit 2     - Order  Confirming  Third  Amended Joint  Consensual  Plan  Of
                Reorganization Proposed By The Debtors And The Official Committee Of Unsecured Creditors (As Modified As Of August
                28, 1998) (incorporated by reference to Exhibit 2 to the Company's Form 8-K dated August 28, 1998).

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

Exhibit 10(a) - National Western Life Insurance Company Non-Qualified Defined
                Benefit Plan dated July 26, 1991 (incorporated by reference to Exhibit 10(a) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit 10(b) - National Western Life Insurance Company Officers' Stock Bonus
                Plan effective December 31, 1992 (incorporated by reference to the Company's Form S-8 registration dated January 27,
                1994).

Exhibit 10(c) - National   Western  Life   Insurance  Company   Non-Qualified
                Deferred Compensation Plan, as amended and restated, dated March 27, 1995 (incorporated by reference to Exhibit 10(c) to the Company's Form 10-K for the year ended December 31,
                1995).

Exhibit 10(d) - First  Amendment  to  the  National  Western  Life  Insurance
                Company Non-Qualified Deferred Compensation Plan effective July 1, 1995 (incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the year ended December 31,
                1995).

Exhibit 10(e) - National  Western  Life  Insurance  Company  1995  Stock  and
                Incentive Plan (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31,
                1995).

Exhibit 10(f) - First  Amendment  to  the  National  Western  Life  Insurance
                Company Non-Qualified Defined Benefit Plan effective December 17, 1996 (incorporated by reference to Exhibit 10(f) to the Company's Form 10-K for the year ended December 31, 1996).

Exhibit 10(g) - Second  Amendment  to  the National  Western  Life  Insurance
                Company Non-Qualified Defined Benefit Plan effective December 17, 1996 (incorporated by reference to Exhibit 10(g) to the Company's Form 10-K for the year ended December 31, 1996).

Exhibit 10(h) - Second  Amendment  to  the National  Western  Life  Insurance
                Company Non-Qualified Deferred Compensation Plan effective December 17, 1996 (incorporated by reference to Exhibit 10(h) to the Company's Form 10-K for the year ended December 31,
                1996).

Exhibit 10(i) - Third  Amendment  to  the  National  Western  Life  Insurance
                Company Non-Qualified Deferred Compensation Plan effective December 17, 1996 (incorporated by reference to Exhibit 10(i) to the Company's Form 10-K for the year ended December 31,
                1996).

Exhibit 10(j) Fourth Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective June 20, 1997 (incorporated by reference to Exhibit 10(j) to the Company's Form 10-K for the year ended December 31,
                1997).

Exhibit 10(k) - First  Amendment  to  the  National  Western  Life  Insurance
                Company 1995 Stock and Incentive Plan effective June 19, 1998 (incorporated by reference to Exhibit 10(k) to the Company's Form 10-Q for the quarter ended June 30, 1998).

Exhibit 10(l) - Joint   Motion  For   Preliminary   Approval  Of   Settlement
                Agreement, To Authorize Class Notice, To Enjoin Other Actions And To Schedule Fairness Hearing (incorporated by reference to Exhibit 10(l) to the Company's Form 8-K dated September 8,
                1998).

Exhibit 10(m) - Fifth  Amendment  to  the  National  Western  Life  Insurance
                Company Non-Qualified Deferred Compensation Plan effective July 1, 1998 (incorporated by reference to Exhibit 10(l) to the Company's Form 10-Q for the quarter ended September 30,
                1998).

Exhibit 10(n) - Sixth  Amendment  to  the  National  Western  Life  Insurance
                Company Non-Qualified Deferred Compensation Plan effective August 7, 1998 (filed on page __ of this report).

Exhibit 10(o) - Third  Amendment  to  the  National  Western  Life  Insurance
                Company Non-Qualified Defined Benefit   Plan effective August
                7, 1998 (filed on page __ of this report).

Exhibit 10(p) - Exchange  Agreement  by  and  among   National  Western  Life
                Insurance Company, NWL Services, Inc., Alternative Benefit Management, Inc., and American National Insurance Company effective November 23, 1998 (filed on page __ of this report).

Exhibit 21    - Subsidiaries of  the Registrant  (filed  on page  __ of  this report).

Exhibit 27    - Financial  Data Schedule  (filed  electronically pursuant  to
                Regulation S-K).

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1998.

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


                                 ATTACHMENT A

                 Index to Financial Statements and Schedules

                                                                         Page

Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1998 and 1997

Consolidated Statements of Earnings for the years ended December 31, 1998, 1997, and 1996

Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, 1997, and 1996

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

Notes to Consolidated Financial Statements

Schedule I - Summary of Investments Other Than Investments in Related Parties, December 31, 1998

Schedule V - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997, and 1996


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Western Life Insurance Company and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                               KPMG LLP

Austin, Texas
March 5, 1999




             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            December 31, 1998 and 1997
                                  (In thousands)



                     ASSETS                           1998          1997


Cash and investments:
    Securities held to maturity,
    at amortized cost
    (fair value: $2,124,715 and $1,949,876)      $  2,029,728     1,874,643
    Securities available for sale, at fair
    value (cost: $696,333 and $618,274)               735,587       651,736
    Mortgage loans, net of allowance for
    possible losses ($4,640 and $4,640)               174,921       181,878
    Policy loans                                      124,441       133,826
    Index options                                      23,900           420
    Other long-term investments                        24,999        26,967
    Cash and short-term investments                    24,508         7,870

Total cash and investments                          3,138,084     2,877,340

Accrued investment income                              44,777        41,050
Deferred policy acquisition costs                     314,493       291,079
Other assets                                           20,601        15,202
Assets of discontinued operations                          48           892

                                                 $  3,518,003     3,225,563


See accompanying notes to consolidated financial statements.




             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            December 31, 1998 and 1997
                     (In thousands except per share amounts)


      LIABILITIES AND STOCKHOLDERS' EQUITY             1998          1997


LIABILITIES:


Future policy benefits:
    Traditional life and annuity products        $    167,248       170,423
    Universal life and investment
    annuity contracts                               2,812,230     2,580,867
Other policyholder liabilities                         23,955        25,001
Federal income taxes payable:
    Current                                             5,221         2,470
    Deferred                                            9,646        13,153
Other liabilities                                      61,290        31,894
Liabilities of discontinued operations                     48           892

Total liabilities                                   3,079,638     2,824,700


COMMITMENTS AND CONTINGENCIES (Notes 4,
7, 9, and 16)

STOCKHOLDERS' EQUITY:

Common stock:
    Class A - $1 par value; 7,500,000 shares
    authorized; 3,298,128 and 3,291,738 shares
    issued and outstanding in 1998 and 1997             3,298         3,292
    Class B - $1 par value; 200,000 shares
    authorized, issued and outstanding in
    1998 and 1997                                         200           200
Additional paid-in capital                             24,899        24,662
Accumulated other comprehensive income                 18,634        16,268
Retained earnings                                     391,334       356,441

Total stockholders' equity                            438,365       400,863

                                                 $  3,518,003     3,225,563


See accompanying notes to consolidated financial statements.




            NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
              For the Years Ended December 31, 1998, 1997, and 1996
                     (In thousands except per share amounts)



                                          1998          1997         1996


Premiums and other revenue:
    Life and annuity premiums      $     13,165        15,812       16,611
    Universal life and
    investment annuity
    contract revenues                    83,169        80,250       75,966
    Net investment income               233,844       217,446      214,302
    Other income                          1,052           354        2,718
    Realized gains
    (losses) on investments               2,384        (1,588)       1,612

Total premiums and other revenue        333,614       312,274      311,209


Benefits and expenses:
    Life and other policy benefits       35,646        37,361       35,354
    Decrease in liabilities
    for future policy benefits           (3,205)       (2,076)      (2,041)
    Amortization of deferred
    policy acquisition costs             40,415        39,934       30,361
    Universal life and investment
    annuity contract interest           158,889       145,200      151,475
    Other operating expenses             35,504        27,560       25,722

Total benefits and expenses             267,249       247,979      240,871

Earnings before Federal
income taxes and
discontinued operations                  66,365        64,295       70,338

Federal income taxes                     17,347        21,723       24,123

Earnings from
continuing operations                    49,018        42,572       46,215

Losses from discontinued
operations                              (14,125)       (1,000)         -

Net earnings                       $     34,893        41,572       46,215


Basic Earnings Per Share:
    Earnings from
    continuing operations          $      14.02         12.20        13.24
    Losses from
    discontinued operations               (4.04)        (0.29)         -

Net earnings                       $       9.98         11.91        13.24

Diluted Earnings Per Share:
    Earnings from
    continuing operations          $      13.87         12.09        13.17
    Losses from
    discontinued operations               (4.00)        (0.28)         -

Net earnings                       $       9.87         11.81        13.17



See accompanying notes to consolidated financial statements.



              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               For the Years Ended December 31, 1998, 1997, and 1996
                                   (In thousands)



                                          1998          1997         1996


Net earnings                       $     34,893        41,572       46,215

Other comprehensive income,
net of effects of
deferred policy acquisition
costs and taxes:
    Unrealized gains
    (losses) on securities:
        Unrealized holding
        gains (losses)
        arising during period             3,315         5,675       (4,620)
        Less: reclassification
        adjustment for gains
        included in net earnings           (581)         (690)        (154)
        Amortization of net
        unrealized gains
        related to
        transferred securities             (516)       (1,056)        (568)

        Net unrealized gains
        (losses) on securities            2,218         3,929       (5,342)

    Foreign currency
    translation adjustments                 148         2,486          -

Other comprehensive income                2,366         6,415       (5,342)

Comprehensive income               $     37,259        47,987       40,873



See accompanying notes to consolidated financial statements.



            NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1998, 1997, and 1996
                                 (In thousands)


                                          1998          1997         1996


Common stock:
    Balance at beginning of year   $      3,492         3,491        3,491
    Shares exercised under
    stock option plan                         6             1           -

Balance at end of year                    3,498         3,492        3,491

Additional paid-in capital:
    Balance at beginning of year         24,662        24,647       24,647
    Shares exercised under
    stock option plan                       237            15           -

Balance at end of year                   24,899        24,662       24,647

Accumulated other comprehensive
income:
    Unrealized gains (losses)
    on securities:
        Balance at beginning
        of year                          13,782         9,853       15,195
        Change in unrealized gains
        (losses) during period            2,218         3,929       (5,342)

    Balance at end of period             16,000        13,782        9,853

    Foreign currency translation
    adjustments:
        Balance at beginning
        of year                           2,486            -            -
        Change in translation
        adjustments during period           148         2,486           -

    Balance at end of period              2,634         2,486           -

Accumulated other comprehensive
income at end of period                  18,634        16,268        9,853

Retained earnings:
    Balance at beginning of year        356,441       314,869      268,654
    Net earnings                         34,893        41,572       46,215

Balance at end of year                  391,334       356,441      314,869

Total stockholders' equity         $    438,365       400,863      352,860


See accompanying notes to consolidated financial statements.



             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998, 1997, and 1996
                                  (In thousands)


                                           1998         1997          1996


Cash flows from operating
activities:
    Net earnings                    $     34,893       41,572        46,215
    Adjustments to reconcile
    net earnings
    to net cash provided by
    operating activities:
    Universal life and investment
    annuity contract interest            158,889      145,200       151,475
    Surrender charges and
    other policy revenues                (40,267)     (42,149)      (39,562)
    Realized (gains) losses
    on investments                        (2,384)       1,588        (1,612)
    Accrual and amortization
    of investment income                  (7,763)      (6,256)       (6,880)
    Depreciation and amortization            997          900           708
    Decrease (increase) in
    other assets                              71          (11)         (988)
    Increase in accrued
    investment income                     (3,727)      (1,547)       (3,376)
    Decrease (increase) in deferred
    policy acquisition costs             (24,438)         989       (11,320)
    Decrease in liabilities for
    future policy benefits                (3,205)      (2,076)       (2,041)
    Increase (decrease) in other
    policyholder liabilities              (1,046)         598         1,570
    Increase (decrease) in
    Federal income taxes payable          (2,189)       2,195        10,645
    Increase (decrease) in
    other liabilities                     29,396        3,367          (191)
    Increase in value of
    index options                         (7,682)         (18)           -
    Other                                   (730)          -             -

Net cash provided by
operating activities                     130,815      144,352       144,643

Cash flows from investing
activities:
    Proceeds from sales of:
        Securities held to maturity        2,978        1,993            -
        Securities available
        for sale                              -        50,706        41,276
        Other investments                  5,043        2,109         3,126
     Proceeds  from maturities  and
     redemptions of:
        Securities held to maturity       99,495      105,162        72,138
        Securities available
        for sale                          59,035       38,529        44,662
     Purchases of:
        Securities held to maturity     (266,580)    (115,095)     (301,239)
        Securities available
        for sale                        (124,142)    (191,168)      (27,838)
        Other investments                (20,071)      (5,950)       (4,014)
    Principal payments on
    mortgage loans                        37,805       40,987        32,995
    Cost of mortgage loans acquired      (29,572)     (31,654)      (26,220)
    Decrease in policy loans               9,385        8,251         5,846
    Decrease in assets of
    discontinued operations                  844          365         4,920
    Decrease in liabilities of
    discontinued operations                 (844)        (365)       (4,920)
    Other                                   (892)        (234)         (337)

Net cash used in
investing activities                    (227,516)     (96,364)     (159,605)


(Continued on next page)



            NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
              For the Years Ended December 31, 1998, 1997, and 1996
                                 (In thousands)



                                          1998          1997         1996


Cash flows from financing
activities:
    Deposits to account balances
    for universal life and
    investment annuity contracts    $   455,709       267,515      304,236
    Return of account balances on
    universal life and
    investment annuity contracts       (342,613)     (319,007)    (287,940)
    Issuance of common stock under
    stock option plan                       243            16          -

Net cash provided by (used
in) financing activities                113,339       (51,476)      16,296

Net increase (decrease) in cash
and short-term investments               16,638        (3,488)       1,334
Cash and short-term investments
at beginning of year                      7,870        11,358       10,024

Cash and short-term investments
at end of year                       $   24,508         7,870       11,358



SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest                        $       340           326          251
    Income taxes                         19,085        19,203       13,466

Noncash investing activities:
    Foreclosed mortgage loan s      $        -          2,320           -
    Mortgage loans originated
    to facilitate
    the sale of real estate               1,032         1,556        4,145


See accompanying notes to consolidated financial statements.




              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation - The accompanying consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly owned subsidiaries (the Company), The Westcap Corporation, NWL Investments, Inc., NWL Properties, Inc., NWL 806 Main, Inc., NWL Services, Inc., and NWL Financial, Inc. The Westcap Corporation ceased brokerage operations during 1995 and filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in 1996. As a result, The Westcap Corporation is reflected as discontinued operations in the accompanying financial statements. The bankruptcy reorganization was completed in January, 1999, National Western retained 100% continuing ownership of the reorganized Westcap, and the subsidiary is now operating as a real estate management company. All significant intercorporate transactions and accounts have been eliminated in consolidation.

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

Transfers of securities between categories are recorded at fair value at the date of transfer. The unrealized holding gains or losses for securities transferred from available for sale to held to maturity are included in accumulated other comprehensive income and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

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

The index options are reported at fair value in the accompanying financial statements. The changes in the values of the index options and the changes in the policyholder liabilities are both reflected in the statement of earnings. Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in values, are reflected as net investment income in the statement of earnings.

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings. In addition, credit support agreements are in place with certain counterparties, which further reduces the Company's credit exposure. At December 31, 1998 and 1997, the fair values of index options owned by the Company totaled $23,900,000 and $420,000, respectively.

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

(I) Classification - Certain reclassifications have been made to the prior years to conform to the reporting categories used in 1998.

(J) Statutory Information - National Western Life Insurance Company, domiciled in Colorado, prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Colorado Division of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Such practices may differ from state to state and may even differ from company to company within a state. However, the NAIC has recently completed a comprehensive process of codifying statutory accounting practices and procedures. Other than specific individual state laws, the codification results will be the only source of prescribed statutory accounting practices. Insurance companies must adopt these new statutory accounting practices in 2001, which may result in significant changes to existing practices used in the preparation of statutory financial statements. Based on a preliminary review, National Western does not currently anticipate a material impact to its capital and surplus position as a result of implementation of the new prescribed statutory accounting procedures.

The following are major differences between generally accepted accounting principles and current prescribed or permitted statutory accounting practices.

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

A summary of direct premiums and deposits collected is provided below:


                                             Years Ended December 31,
                                          1998          1997         1996
                                                 (In thousands)


Direct premiums and deposits
collected:
    Investment annuity deposits    $    431,003       240,987      273,202
    Universal life
    insurance deposits                   69,647        65,862       67,438
    Traditional life
    and other premiums                   20,237        21,506       23,135

Totals                             $    520,887       328,355      363,775


2. Any gains or losses from the sale or expiration of index options, as well as period-to-period changes in values, are reflected as net investment income in the statement of earnings under generally accepted accounting principles. For statutory accounting purposes, period-to-period changes in values of index options are recorded directly to capital and surplus, and gains or losses from sales or expirations are reported in income as realized gains or losses on investments.

3. For statutory accounting purposes, litigation settlements are often recorded as direct reductions of capital and surplus. However, litigation settlements are recorded in the statement of earnings for generally accepted accounting principles.

4. Under generally accepted accounting principles, commissions and certain expenses related to policy issuance and underwriting, all of which generally vary with and are related to the production of new business, are deferred. For traditional products, these costs are amortized over the premium-paying period of the related policies in proportion to the ratio of the premium earned to the total premium revenue anticipated, using the same assumptions as to interest, mortality, and withdrawals as were used in calculating the liability for future policy benefits. For universal life and investment annuity contracts, these costs are amortized in relation to the present value of expected gross profits on these policies. The Company evaluates the recoverability of deferred policy acquisition costs on an annual basis. In this evaluation, the Company considers estimated future gross profits or future premiums, as applicable for the type of contract. The Company also considers expected mortality, interest earned and credited rates, persistency, and expenses. Statutory accounting practices require commissions and related costs to be expensed as incurred.

A summary of information relative to deferred policy acquisition costs is provided in the table below:


                                              Years Ended December 31,
                                          1998          1997         1996
                                                   (In thousands)


Deferred policy acquisition
costs, beginning of year            $   291,079       295,666      270,167

Policy acquisition costs deferred:
    Agents' commissions                  62,717        37,069       39,218
    Other                                 2,136         1,876        2,463

Total costs deferred                     64,853        38,945       41,681

Amortization of deferred
policy acquisition costs                (40,415)      (39,934)     (30,361)
Adjustments for unrealized
gains and losses
on investment securities                 (1,024)       (3,598)      14,179

Deferred policy acquisition
costs, end of year                  $   314,493       291,079      295,666


5. Under generally accepted accounting principles, the liability for future policy benefits on traditional products has been calculated by the net level method using assumptions as to future mortality (based on the 1965-1970 and 1975-1980 Select and Ultimate mortality tables), interest ranging from 4% to 8%, and withdrawals based on Company experience. For universal life and investment annuity contracts, the liability for future policy benefits represents the account balance. For statutory accounting purposes, liabilities for future policy benefits for life insurance policies are calculated by the net level premium method or the commissioners reserve valuation method. Future policy benefit liabilities for annuities are calculated based on the continuous commissioners annuity reserve valuation method and provisions of Actuarial Guideline 33.

6. Deferred Federal income taxes are provided for temporary differences which are recognized in the financial statements in a different period than for Federal income tax purposes. Deferred taxes are not recognized in statutory accounting practices. Also, for statutory accounting purposes, the Company has recorded Federal income tax receivables as permitted by the Colorado Division of Insurance. The Federal income tax receivables related to subsidiary losses have been recorded directly to surplus and were not recorded in results of operations.

7.  For  statutory  accounting   purposes,  debt securities  are  recorded  at
amortized cost, except for securities in or near default which are reported at market value.

8. Investments in subsidiaries are recorded at admitted asset value for statutory purposes, whereas the financial statements of the subsidiaries have been consolidated with those of the Company under generally accepted accounting principles.

9. The asset valuation reserve and interest maintenance reserve, which are investment valuation reserves prescribed by statutory accounting practices, have been eliminated, as they are not required under generally accepted accounting principles.

10. The recorded value of the life interest in the Libbie Shearn Moody Trust (the Trust) is reported at its initial valuation, net of accumulated amortization, under generally accepted accounting principles. The initial valuation was based on the assumption that the Trust would provide certain income to the Company at an assumed interest rate and is being amortized over 53 years, the life expectancy of Mr. Robert L. Moody at the date he contributed the life interest to the Company. For statutory accounting purposes, the life interest has been valued at $26,400,000, which was computed as the present value of the estimated future income to be received from the Trust. However, this amount is being amortized to a valuation of $12,774,000 over a seven-year period in accordance with Colorado Division of Insurance permitted accounting requirements. Prescribed statutory accounting practices provide no accounting guidance for such asset. The statutory admitted value of this life interest at December 31, 1998, is $14,721,000 in comparison to a carrying value of $4,347,000 in the accompanying consolidated financial statements.

11. Reconciliations of statutory stockholders' equity, as included in the annual statements filed with the Colorado Division of Insurance, to the respective amounts as reported in the accompanying consolidated financial statements prepared under generally accepted accounting principles are as follows:


                                                  Stockholders' Equity
                                                   as of December 31,
                                            1998          1997         1996
                                                     (In thousands)


Statutory equity                     $    310,991       300,589      265,289
Adjustments:
    Difference in valuation of
    investment in
    the Libbie Shearn Moody Trust         (10,374)      (12,032)     (13,692)
    Deferral of policy
    acquisition costs                     314,493       291,079      295,666
    Adjustment of future
    policy benefits                      (232,919)     (217,040)    (220,510)
    Deferred Federal
    income taxes payable                   (9,646)      (13,153)     (11,910)
    Adjustment of securities
    available for sale
    to fair value                          38,840        34,957       26,116
    Reversal of asset
    valuation reserve                      19,756        11,654       10,403
    Reversal of interest
    maintenance reserve                    10,140         9,630        7,837
    Reinstatement of
    nonadmitted assets                      3,257         2,535        3,088
    Valuation allowances
    on investments                         (5,458)       (6,571)     (10,052)
    Other, net                               (715)         (785)         625

Generally accepted
accounting principles equity         $    438,365       400,863      352,860



12. Reconciliations of statutory net earnings, as included in the annual statements filed with the Colorado Division of Insurance, to the respective amounts as reported in the accompanying consolidated financial statements prepared under generally accepted accounting principles are as follows:


                                                  Net Earnings for the
                                                Years Ended December 31,
                                            1998          1997         1996
                                                     (In thousands)


Statutory net earnings               $     23,973        33,771       35,644
Adjustments:
    Subsidiary earnings (losses)
    before deferred
    Federal income taxes                  (11,346)        2,372         (656)
    Deferral of policy
    acquisition costs                      24,438          (989)      11,320
    Adjustment of future
    policy benefits                       (15,879)        3,470       (2,158)
    Amortization of investment in
    the Libbie Shearn Moody Trust            (289)         (286)        (284)
    Benefit (provision) for
    deferred Federal income taxes           4,781         2,211       (2,499)
    Valuation allowances and
    permanent impairment
    writedowns on investments               1,253         1,816          954
    Unrealized gains (losses)
    on index options recorded
    in statutory surplus                    7,682            18           -
    Lawsuit settlements
    recorded in statutory surplus          (4,756)          (90)         850
    Tax benefit (expense)
    recorded in surplus                     5,320        (1,685)       1,637
    Increase in interest
    maintenance reserve                       510         1,793        1,846
    Other, net                               (794)         (829)        (439)

Generally accepted accounting
principles net earnings             $     34,893        41,572       46,215



(2) DEPOSITS WITH REGULATORY AUTHORITIES

The following assets were on deposit with state and other regulatory authorities as required by law at the end of each year:


                                                 December 31,
                                              1998          1997
                                                (In thousands)


Debt securities                        $     17,912        18,127
Certificates of deposit                         260           260

Totals                                 $     18,172        18,387



(3) INVESTMENTS

(A) Investment Income

The major components of net investment income are as follows:


                                             Years Ended December 31,
                                        1998          1997         1996
                                                 (In thousands)


Investment income:
    Debt securities              $    195,425       184,870      176,825
    Mortgage loans                     16,943        18,659       19,851
    Policy loans                        9,252         9,764       10,645
    Index options                       8,057            18          -
    Other investment income             7,783         6,742       10,082

Total investment income               237,460       220,053      217,403
Investment expenses                     3,616         2,607        3,101

Net investment income            $    233,844       217,446      214,302


Investments of the following amounts were not income producing for the preceding twelve months:


                                           December 31,
                                        1998          1997
                                          (In thousands)


Equity securities                $      3,127         2,706
Real estate                               319           488

Totals                           $      3,446         3,194


The Company had no investments in debt securities or mortgage loans that were on nonaccrual status during 1998 or 1997. As of December 31, 1996, $2,981,000 of securities and mortgage loans were on nonaccrual status. Reductions in interest income associated with nonperforming investments in debt securities and mortgage loans were not significant during 1998, 1997, and 1996.

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


                                            December 31,
                                       1998           1997


West South Central                      57.1%          54.9%
Mountain                                19.4           11.3
Pacific                                  7.7            8.0
South Atlantic                           4.8           11.4
All other                               11.0           14.4

Totals                                 100.0%         100.0%


                                          December 31,
                                       1998           1997


Retail                                  56.7%          62.2%
Office                                  21.0           16.6
Hotel/Motel                              7.9            7.9
Apartment                                4.2            4.1
All other                               10.2            9.2

Totals                                 100.0%         100.0%


As of December 31, 1998 and 1997, no mortgage loans were considered impaired. For the years ended December 31, 1997, and 1996 average investments in impaired mortgage loans were $676,000, and $232,000, respectively. There were no investments in impaired mortgage loans for the year ended December 31, 1998. Interest income recognized on impaired loans during the years ended December 31, 1997 and 1996, was not significant. Impaired loans are typically placed on nonaccrual status and no interest income is recognized. However, if cash is received on the impaired loan, it is applied to principal and interest on past due payments, beginning with the most delinquent payment.

Detailed below are   changes  in the allowance  for mortgage  loan losses  for
1998, 1997, and 1996:


                                                Years Ended December 31,
                                            1998          1997         1996
                                                     (In thousands)


Balance at beginning of year         $      4,640         5,988        5,668
Net additions charged to realized
investment gains and losses                    -          1,133          500
Releases due primarily to
foreclosures
and loan payoffs                               -         (2,481)        (180)

Balance at end of year               $      4,640         4,640        5,988


At December 31, 1998 and 1997, the Company owned investment real estate totaling $13,553,000 and $15,027,000 which is reflected in other long-term investments in the accompanying financial statements. The Company records real estate at the lower of cost or fair value less estimated costs to sell. Real estate values are monitored and evaluated at least annually by the use of independent appraisals or internal valuations. Decreases in market values affecting carrying values are recorded in a valuation allowance which is reflected in realized gains or losses on investments. For the year ended December 31, 1998, there were no impairment losses on real estate due to decreases in market value. For the years ended December 31, 1997 and 1996, impairment losses on real estate due to decreases in market values totaled $46,000 and $526,000, respectively.

(C)  Investment Gains and Losses

The table below presents realized gains and losses and changes in unrealized gains and losses on investments for 1998, 1997, and 1996:


                                                         Changes in
                                          Realized       Unrealized
                                         Investment      Investment
                                           Gains       Gains (Losses)
                                          (Losses)    From Prior Year
                                               (In thousands)


Year Ended December 31, 1998:
    Securities held to maturity      $         797            19,754
    Securities available for sale              893             2,218
    Other                                      694                -

Totals                               $       2,384            21,972

Year Ended December 31, 1997:
    Securities held to maturity      $       1,791            51,947
    Securities available for sale            1,061             3,929
    Other                                   (4,440)               -


Totals                               $      (1,588)           55,876

Year Ended December 31, 1996:
    Securities held to maturity      $         936           (59,972)
    Securities available for sale              237            (5,342)
    Other                                      439                -

Totals                               $       1,612           (65,314)


(D) Debt and Equity Securities

The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 1998:


                                          Securities Held to Maturity
                                               Gross        Gross
                                Amortized   Unrealized    Unrealized     Fair
                                  Cost         Gains        Losses      Value
                                               (In thousands)


Debt securities:
    U.S. Treasury
    and other U.S.
    government
    corporations
    and agencies             $    3,706          359          -        4,065

    States and political
    subdivisions                 27,001        2,322          -       29,323

    Foreign governments          51,389        4,254          -       55,643

    Public utilities            302,484       20,197        3,346    319,335

    Corporate                 1,159,758       61,252        6,364   1,214,646

    Mortgage-backed             410,818       16,287           28    427,077

    Asset-backed                 74,572          392          338     74,626

Totals                       $2,029,728      105,063       10,076   2,124,715




                                         Securities Available for Sale
                                               Gross        Gross
                                Amortized   Unrealized   Unrealized      Fair
                                  Cost         Gains       Losses       Value
                                                (In thousands)


Debt securities:
    U.S. Treasury
    and other U.S.
    government
    corporations
    and agencies             $    3,231          233           -       3,464

    States and political
    subdivisions                  3,000           11           -       3,011

    Public utilities             59,699        4,771           72     64,398

    Corporate                   303,196       18,341        2,904    318,633

    Mortgage-backed             199,985       11,322        1,019    210,288

    Asset-backed                115,204        5,480          603    120,081

Equity securities                12,018        3,799          105     15,712

Totals                       $  696,333       43,957        4,703    735,587


The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 1997:


                                          Securities Held to Maturity
                                               Gross        Gross
                                Amortized    Unrealized   Unrealized     Fair
                                  Cost         Gains        Losses      Value
                                                (In thousands)


Debt securities:
    U.S. Treasury
    and other U.S.
    government
    corporations
    and agencies             $   23,867           331           -      24,198

    States and political
    subdivisions                 26,996         2,549           -      29,545

    Foreign governments          51,331         2,357           -      53,688

    Public utilities            271,478        10,902        1,322    281,058

    Corporate                 1,024,104        43,525        1,074  1,066,555

    Mortgage-backed             451,515        17,995          108    469,402

    Asset-backed                 25,352           274          196     25,430

Totals                     $  1,874,643        77,933        2,700  1,949,876




                                         Securities Available for Sale
                                               Gross        Gross
                                Amortized    Unrealized   Unrealized     Fair
                                  Cost         Gains        Losses      Value
                                                (In thousands)


Debt securities:
    U.S. Treasury
    and other U.S.
    government
    corporations
    and agencies             $    3,219          223            -       3,442

    Public utilities             58,567        3,224           283     61,508

    Corporate                   220,458       13,313         1,479    232,292

    Mortgage-backed             240,479       14,138           960    253,657

    Asset-backed                 85,440        2,130            19     87,551

Equity securities                10,111        3,269            94     13,286

Totals                       $  618,274       36,297         2,835    651,736


The amortized cost and fair values of investments in debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                   Securities                Securities
                               Available for Sale         Held to Maturity
                              Amortized      Fair      Amortized       Fair
                                 Cost        Value        Cost         Value
                                               (In thousands)


Due in 1 year or less    $         -          -           7,005        6,995

Due after 1 year
through 5 years                 33,122     33,289       353,640      362,208

Due after 5 years
through 10 years               275,511    286,672       976,306    1,032,098

Due after 10 years              60,493     69,545       207,387      221,711
                               369,126    389,506     1,544,338    1,623,012

Mortgage and
asset-backed
securities                     315,189    330,369       485,390      501,703

Totals                   $     684,315    719,875     2,029,728    2,124,715


The Company uses the specific identification method in computing realized gains and losses. There were no sales of securities available for sale during 1998. Proceeds from sales of securities available for sale during 1997 and 1996 totaled $50,706,000 and $41,276,000, respectively. Gross gains and gross losses realized on those sales are detailed below:


                                            Years Ended December 31,
                                         1998          1997         1996
                                                 (In thousands)


Gross realized gains             $       -            1,029          575
Gross realized losses                    -               -          (402)

Net realized gains (losses)      $       -            1,029          173


In 1998, the Company sold one held to maturity bond due to significant credit deterioration of the issuing company. Amortized cost of the security totaled $2,981,000, and a realized loss of $3,000 was recognized on the sale. In 1997, the Company sold one held to maturity bond due to significant credit deterioration of the issuing company. Amortized cost of the security totaled $1,987,000, and a realized gain of $6,000 was recognized on the sale. The Company did not sell any held to maturity securities during 1996.

The Company held in its investment portfolio below investment grade debt securities totaling $44,974,000, $41,149,000, and $38,696,000 at December 31,
1998, 1997, and 1996, respectively. These amounts represent approximately 1.4% of total invested assets in 1998, 1997, and 1996. Below investment grade securities generally have greater default risk than higher rated corporate debt. The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers.

The Company had investments totaling $58,765,000 in Citigroup, Inc. or its affiliates at December 31, 1998. Except for U.S. government agency mortgage-backed securities, the Company had no other investments in any entity in excess of 10% of stockholders' equity at December 31, 1998.

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


                                              Net Unrealized Gains (Losses)
                                                    as of December 31,
                                               1998        1997       1996
                                                      (In thousands)


Beginning unamortized
gains from transfers                     $    1,545       2,601      3,169

Amortization of net
unrealized gains related
to transferred securities,
net of effects of
deferred policy acquisition
costs and taxes                                (516)     (1,056)      (568)

Ending unamortized gains
from transfers                            $    1,029       1,545      2,601


Net  unrealized  gains  and  losses  on  investment  securities  included   in
stockholders' equity at December 31, 1998 and 1997, are as follows:


                                                     December 31,
                                                  1998          1997
                                                    (In thousands)


Gross unrealized gains                     $     43,957        36,297
Gross unrealized losses                          (4,703)       (2,835)
Adjustments for:
    Deferred policy acquisition costs           (16,222)      (14,637)
    Deferred Federal income taxes                (8,061)       (6,588)

                                                 14,971        12,237
Net unrealized gains related
to securities transferred
to held to maturity                               1,029         1,545

Net unrealized gains
on investment securities                   $     16,000        13,782


(F) Change in Accounting Principles

In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 defines several designations of derivatives based on the instrument's intended use and specifies the appropriate accounting treatment for changes in the fair value of the derivative based on its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

The Company currently sells equity-indexed annuities that contain an equity return component for policyholders which is an embedded derivative instrument. The Company purchases index options, which are also derivative instruments, to hedge this equity return component. The index options are reported at fair value in the Company's financial statements, which is in accordance with SFAS No. 133 requirements. The Company also uses a fair value approach in recording policy liabilities for the equity-indexed annuities. However, there is currently no specific, authoritative interpretation of SFAS No. 133 with respect to accounting for equity-indexed annuity liabilities. Additional guidance in 1999 regarding this issue may result in a definitive method significantly different from that currently used by the Company. As a result, the ultimate implementation of SFAS No. 133 could have a significant effect on the Company's results of operations. The Company expects to implement the new statement in the first quarter of 2000.


(4) REINSURANCE

(A) Summary of Significant Reinsurance Information

The Company is party to several reinsurance agreements. The Company's general policy is to reinsure that portion of any risk in excess of $200,000 on the life of any one individual. Prior to 1996, the Company's policy was to reinsure amounts in excess of $150,000. Total life insurance in force was $9.40 billion and $8.56 billion at December 31, 1998 and 1997, respectively. Of these amounts, life insurance in force totaling $1.47 billion and $1.24 billion was ceded to reinsurance companies, primarily on a yearly renewable term basis, at December 31, 1998 and 1997, respectively.

In accordance with the reinsurance contracts, reinsurance receivables including amounts related to claims incurred but not reported and liabilities for future policy benefits totaled $4,269,000 and $5,396,000 at December 31, 1998 and 1997, respectively. Premium revenues were reduced by $7,245,000, $5,719,000, and $6,442,000 for reinsurance premiums incurred during 1998, 1997, and 1996, respectively. Benefit expenses were reduced by $3,013,000, $5,396,000, and $19,070,000 for reinsurance recoveries during 1998, 1997, and 1996, respectively. A liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to meet their obligations under the existing agreements.

(B) Change in Accounting Principles

In October, 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-7, "Deposit Accounting:
Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." The SOP specifies classifications for insurance and reinsurance contracts for which deposit accounting is appropriate and specifies accounting methods for each. For each insurance and reinsurance contract accounted for under deposit accounting, a deposit asset or liability should be recognized at inception and should be measured based on consideration paid or received, less any premiums or fees to be retained by the insurer or reinsurer, irrespective of the experience of the contract. The Company anticipates that this SOP will not have a significant effect on its financial statements, as the Company's current insurance and reinsurance contracts all transfer insurance risk. SOP 98-7 is effective for all fiscal years beginning after June 15, 1999. The Company currently plans to implement the SOP in the first quarter of 2000.


(5) FEDERAL INCOME TAXES

Total Federal income taxes for 1998, 1997, and 1996 were allocated as follows:



                                                Years Ended December 31,
                                            1998          1997         1996
                                                     (In thousands)


Taxes on earnings from
continuing operations:
    Current                          $     22,128        23,934       21,624
    Deferred                               (4,781)       (2,211)       2,499

Taxes on earnings from
continuing operations                      17,347        21,723       24,123
Taxes on components of
stockholders' equity:
    Net unrealized gains
    and losses on
    securities available for sale           1,196         2,115       (2,876)
    Foreign currency
    translation adjustments                    80         1,338           -

Total Federal income taxes           $     18,623        25,176       21,247


The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate to earnings before Federal income taxes. The reasons for the differences and the corresponding tax effects are as follows:


                                                Years Ended December 31,
                                            1998          1997         1996
                                                     (In thousands)


Income tax expense at statutory rate   $   23,228        22,503       24,618
Tax-exempt income                            (931)         (822)        (298)
Amortization of life interest in the
Libbie Shearn Moody Trust                     101           100           99
Non-deductible travel
and entertainment                             108           101          116
Tax benefits from
discontinued operations                    (4,944)         (350)        (182)
Other                                        (215)          191         (230)

Taxes on earnings from
continuing operations                  $   17,347        21,723       24,123


There were no deferred taxes attributable to enacted tax rate changes for the years ended December 31, 1998, 1997, and 1996.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997, are presented below:


                                                             December 31,
                                                          1998          1997
                                                           (In thousands)


Deferred tax assets:
    Future policy benefits, excess of financial
    accounting liabilities over tax liabilities    $    100,023        90,314
    Mortgage loans, principally due to valuation
    allowances for financial accounting purposes          1,506         1,657
    Real estate, principally due to writedowns
    for financial accounting purposes                     1,615         1,678
    Accrued and unearned investment income
    recognized for tax purposes and deferred for
    financial accounting purposes                           634         2,333
    Accrued operating expenses
    recorded for financial
    accounting purposes not
    currently tax deductible                              5,440         2,357
    Net operating loss carryforward                       1,509            73
    Other                                                    36           886
Total gross deferred tax assets                         110,763        99,298
Less valuation allowance                                     -             -

Net deferred tax assets                                 110,763        99,298

Deferred tax liabilities:
    Deferred policy acquisition costs,
    principally expensed for tax purposes              (104,383)      (97,173)
    Securities, principally due to deferred
    market discount for tax                              (5,132)       (5,687)
    Real estate, principally due to
    differences in tax and
    financial accounting for depreciation                  (851)         (823)
    Net unrealized gains on securities
    available for sale                                   (8,616)       (7,420)
    Foreign currency translation adjustment              (1,418)       (1,338)
    Other                                                    (9)          (10)

Total gross deferred tax liabilities                   (120,409)     (112,451)

Net deferred tax liabilities                       $     (9,646)      (13,153)


There was no valuation allowance for deferred tax assets at December 31, 1998 and 1997. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Prior to the Tax Reform Act of 1984 (1984 Act), a portion of a life insurance company's income was not subject to tax until it was distributed to stockholders, at which time it was taxed at the regular corporate tax rate. In accordance with the 1984 Act, this income, referred to as policyholders' surplus, would not increase, yet any amounts distributed would be taxable at the regular corporate rate. The balance of this account as of December 31, 1998, is approximately $2,446,000. No provision for income taxes has been made on this untaxed income, as management is of the opinion that no distribution to stockholders will be made from policyholders' surplus in the foreseeable future. Should the balance in the policyholders' surplus account at December 31, 1998, become taxable, the Federal income taxes computed at present rates would be approximately $856,000.

The Company files a consolidated Federal income tax return with its subsidiaries. Allocation of the consolidated tax liability is based on separate return calculations pursuant to the "wait-and-see" method as described in sections 1.1552-1(a)(2) and 1.1502-33(d)(2)(i) of the current Treasury Regulations. Under this method, consolidated group members are not given current credit for net losses until future net taxable income is generated to realize such credits. In accordance with this consolidated tax sharing agreement, tax benefits resulting from discontinued brokerage operation losses totaling $4,944,000, $350,000, and $182,000 for 1998, 1997, and 1996 were included in earnings from continuing operations.


(6) TRANSACTIONS WITH CONTROLLING STOCKHOLDER AND AFFILIATES

(A) Life Interest in Libbie Shearn Moody Trust

The Company's wholly owned subidiary, NWL Services, Inc., is the beneficial owner of a life interest (1/8 share) in the trust estate of Libbie Shearn Moody (the Trust) which was previously owned by Mr. Robert L. Moody, Chairman of the Board of Directors of the Company. The Company has issued term insurance policies on the life of Mr. Robert L. Moody which are reinsured through agreements with unaffiliated insurance companies. NWL Services, Inc. is the beneficiary of these policies for an amount equal to the statutory admitted value of the Trust, which was $14,721,000 at December 31, 1998. The excess of $27,000,000 face amount of the reinsured policies over the statutory admitted value of the Trust has been assigned to Mr. Robert L. Moody. The recorded net asset values in the accompanying consolidated financial statements for the life interest in the Trust are as follows:


                                                        December 31,
                                                      1998         1997
                                                       (In thousands)


Original valuation of life
interest at February 26, 1960                     $    13,793      13,793
Less accumulated amortization                          (9,446)     (9,157)

Net asset value of life interest in the Trust     $     4,347       4,636


Income from the Trust and related expenses reflected in the accompanying consolidated statements of earnings are summarized as follows:


                                                Years Ended December 31,
                                            1998          1997         1996
                                                     (In thousands)


Income distributions                 $      3,451         3,335        3,252
Deduct:
    Amortization                             (289)         (286)        (284)
    Reinsurance premiums                     (300)         (266)        (238)

Net income from life
interest in the Trust                $      2,862         2,783        2,730


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


(7) PENSION PLANS

(A) Defined Benefit Plans

The Company has a qualified defined benefit pension plan covering substantially all full-time employees. The plan provides benefits based on the participants' years of service and compensation. The Company makes annual contributions to the plan that comply with the minimum funding provisions of the Employee Retirement Income Security Act. During 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans, but it does not change the measurement or recognition of those plans. A detail of plan disclosures in accordance with SFAS No. 132 is provided below:

The following summarizes the changes in benefit obligations for the years ended:


                                                     December 31,
                                            1998          1997         1996
                                                     (In thousands)


Benefit obligations at
beginning of year                    $      9,408         8,332        8,199
Service cost                                  363           286          287
Interest cost                                 647           620          571
Actuarial (gain) loss                         386           661         (266)
Benefits paid                                (513)         (491)        (459)

Benefit obligations at end of year   $     10,291         9,408        8,332


The following summarizes the changes in the fair value of plan assets, primarily consisting of equity and fixed income securities, for the years ended:


                                                     December 31,
                                            1998         1997          1996
                                                    (In thousands)


Fair value of plan assets at
beginning of year                   $       9,265        7,899         6,557
Actual return on plan assets                1,549        1,437           643
Employer contribution                         -            420         1,158
Benefits paid                                (513)        (491)         (459)

Fair value of plan
assets at end of year               $      10,301        9,265         7,899


The following sets forth the plan's funded status and the related amounts recognized in the Company's financial statements as of:


                                                     December 31,
                                            1998          1997         1996
                                                     (In thousands)


Funded status                        $         10          (143)        (433)
Unrecognized net actuarial loss               964         1,503        1,766
Unrecognized transition assets               (154)         (209)        (264)
Minimum liability                              -             -        (1,039)
Unrecognized prior service cost              (146)         (176)        (206)

Prepaid (accrued) benefit cost       $        674           975         (176)


The following are the weighted-average assumptions as of:


                                                  December 31,
                                         1998         1997         1996


Discount rate                             6.75%        7.00%       7.50%
Expected return on plan assets            7.50         7.50        8.50
Rate of compensation increase             4.50         4.50        4.50


Net periodic benefit costs include the following components for the years ended:


                                                 December 31,
                                         1998         1997        1996
                                                 (In thousands)


Service cost                          $      363           286        287
Interest cost                                647           620        571
Expected return on plan assets              (674)         (594)      (614)
Amortization of unrecognized
 transition assets                           (55)          (55)       (55)
Amortization of prior service cost           (30)          (30)       (30)
Recognized net actuarial loss                 50            81        113

Net periodic benefit cost             $      301           308        272


The Company also sponsors a nonqualified defined benefit plan primarily for senior officers. The plan provides benefits based on the participants' years of service and compensation. During 1998 the Company transferred the pension obligations and administrative responsibilities of the plan to a pension administration firm. Upon transfer, the Company paid $4,880,000 to cover current and future liabilities and administration of the plan. Pension expense for 1998, up to the time of transfer, was $324,000. The financial effects of the transaction resulted in additional pension expense during 1998 totaling $2,543,000, as the amount paid upon transfer exceeded the pension liabilities recorded for financial statement purposes in accordance with SFAS No. 87 and SFAS No. 132.

The obligations under the plan are now the responsibility of the new pension administration firm, which is a subsidiary of American National Insurance Company (ANICO). ANICO has also guaranteed the payment of pension obligations under the plan. However, National Western has a contingent liability with respect to the pension plan should these entities be unable to meet their obligations under the existing agreements. Also, National Western has a contingent liability with respect to the plan in the event that a plan participant continues employment with National Western beyond age seventy, the aggregate average annual participant salary increases exceed 10% per year, or any additional employees become eligible to participate in the plan. If any of these conditions are met, National Western would be responsible for any additional pension obligations resulting from these items.

(B) Defined Contribution Plans

In addition to the defined benefit plans, the Company has a qualified 401(k) plan for substantially all full-time employees and a nonqualified deferred compensation plan primarily for senior officers. The Company makes annual contributions to the 401(k) plan of two percent of each employee's compensation. Additional Company matching contributions of up to two percent of each employee's compensation are also made each year based on the employee's personal level of salary deferrals to the plan. All Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 1998, 1997, and 1996, Company contributions totaled $270,000, $250,000, and $217,000, respectively.

The nonqualified deferred compensation plan was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional Company contributions. Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 1998, 1997, and 1996, Company contributions totaled $60,000, $36,000, and $62,000, respectively.


(8) SHORT-TERM BORROWINGS

The Company has available a $60 million bank line of credit primarily for cash management purposes relating to investment transactions. The Company is required to maintain a collateral security deposit in trust with the bank equal to 120% of any outstanding liability. The Company had no outstanding liabilities or collateral security deposits with the bank at December 31, 1998 and 1997. The Company had no borrowings on the line of credit during 1998. The weighted average interest rates on borrowings for the years ended December 31, 1997 and 1996 were 6.42% and 6.91%, respectively. Actual borrowings and interest expense for 1997 and 1996 were minimal.


(9) COMMITMENTS AND CONTINGENCIES

(A) Legal Proceedings

The Westcap Corporation Bankruptcy Proceedings

By order dated August 28, 1998, the United States Bankruptcy Court, Southern District of Texas, Houston Division, confirmed and approved the Third Amended Joint Consensual Plan of Reorganization (the Plan) of The Westcap Corporation and its wholly owned subsidiary, Westcap Enterprises, Inc. (jointly Westcap). Westcap is a wholly owned subsidiary of National Western Life Insurance Company (National Western). Pursuant to the Plan, National Western received credit for $1,000,000 previously contributed to Westcap in bankruptcy in March, 1997, and paid an additional $14,125,000 to compromise and settle (i) all claims of Westcap against National Western, and (ii) all claims and litigation of certain settling creditors of Westcap who have alleged federal or state securities law "control person" violations by National Western relating to Westcap's brokerage business, in exchange for full and complete releases from all of such claims, litigation, and alleged violations. Of the $14,125,000, amounts totaling $7,284,000 were paid and transmitted to a Disbursing Trust Committee on behalf of Westcap for payment to holders of allowed claims against the Westcap debtors, and National Western paid $6,841,000 to settling Westcap creditors with allowed claims against the Westcap debtors who also settled and released National Western from alleged federal or state securities law "control person" violations relating to Westcap. The settling creditors were:

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

Pursuant to the Plan, National Western  retained 100% continuing ownership  of
the  reorganized  Westcap.    Westcap  will  no  longer  engage  in  brokerage
operations, but will operate as a real estate management company.

Community College District No. 508, County of Cook and State of Illinois (The City Colleges), was excluded from the compromise and settlement by National Western with the settling creditors, but participated with all creditors in the distribution from Westcap. In addition to the amounts described above, included in the distribution to the Disbursing Trust were $48,000 of Westcap assets. The City Colleges had previously obtained a bankruptcy court judgment for approximately $56 million against the Westcap debtors (which was subsequently reduced to approximately $52 million). Under the Plan, The City Colleges participated in the $7,332,000 creditor distribution relating to an allowed $30 million claim, with any distribution relating to the remaining $26 million claim in dispute pending an appeal by Westcap of the bankruptcy judgment. Should Westcap prevail in the appeal, National Western will be entitled to recover 23.1% of the reduced amount of The City Colleges judgment, but not to exceed $600,000. Should Westcap lose the appeal, The City Colleges will receive a higher prorata percentage of the $7,332,000 creditor distribution. However, pursuant to the Plan, National Western will have no additional liability for settlement payments in excess of the $14,125,000 as described above. Under the Plan, National Western will pay all of the attorneys' fees and court costs incurred by Westcap in the appeal of The City Colleges' judgment.

The $14,125,000 was paid by National Western on January 13, 1999. However, the settlement payment has been accrued in other liabilities as of December 31, 1998, and reflected as a 1998 loss from discontinued operations in the accompanying financial statements. The $1,000,000 previously contributed to Westcap in bankruptcy was also reflected as a loss from discontinued operations in 1997. Any additional losses will depend on the results of The City Colleges lawsuit filed against National Western on March 28, 1994, for alleged federal or state securities law "control person" violations relating to Westcap, and which is pending in the United States District Court, Western District of Texas. National Western believes it has reasonable and adequate defenses to this suit, and, accordingly, no amounts have been accrued in National Western's financial statements for potential losses relating to such suit.

Westcap Related Litigation

On March 28, 1994, the Community College District No. 508, County of Cook and State of Illinois (The City Colleges), filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against National Western Life Insurance Company (the Company or National Western) and subsidiaries of The Westcap Corporation (Westcap), a wholly owned subsidiary of the Company. The suit sought rescission of securities purchase transactions by The City Colleges from Westcap between September 9, 1993, and November 3, 1993, alleged compensatory damages, punitive damages, injunctive relief, declaratory relief, fees, and costs. National Western was named as a "controlling person" of the Westcap defendants. Westcap filed Chapter 11 bankruptcy, and The City Colleges filed a claim in the bankruptcy court against Westcap. The claim was tried before the bankruptcy court, and in September, 1997, a $56,173,000 judgment was entered against Westcap favorable to The City Colleges. Westcap appealed this decision to the United States District Court for the Southern District of Texas (Houston Division). On July 24, 1998, the United States District Court affirmed the orders of the bankruptcy court with respect to their underlying conclusion that Westcap is liable to The City Colleges under the Texas Securities Act, but the Court vacated the orders and remanded them to the bankruptcy court to determine the correct amount of damages in a manner consistent with the Court's opinion and the Texas Securities Act. The bankruptcy court on November 16, 1998, entered an order allowing a claim of The City Colleges against the Westcap estate of $51,738,868. Westcap will appeal the bankruptcy court's and District Court's judgment to the Fifth Circuit Court of Appeals.

While Westcap is a wholly owned subsidiary of the Company, the Company is not a party to the bankruptcy or the judgment against Westcap by the bankruptcy court or the United States District Court. The lawsuit against the Company was stayed in September, 1994, pending resolution of The City Colleges' claim against Westcap. Following the judgment against Westcap in the bankruptcy court, on December 2, 1997, the stay was lifted by the United States District Court in Illinois, and The City Colleges filed an amended complaint seeking to hold the Company liable for the claim allowed in the bankruptcy court against Westcap under the "control person" provision of the Texas Securities Act. The suit seeks approximately $56 million plus fees and costs. The Company filed jurisdictional and venue motions to have the case transferred to the United States District Court for the Western District of Texas, which motions were agreed to by the Plaintiff, and the case is now pending in the United States District Court for the Western District of Texas, where the parties are engaged in discovery activities. The Company believes it has reasonable and adequate defenses to the suit. Although the alleged damages, if sustained, would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from the suit cannot be made at this time. Accordingly, no provision for any liability that may result from this suit has been recognized in the accompanying financial statements.

On July 5, 1995, San Patricio County, Texas, filed suit in the District Court of San Patricio County, Texas, against National Western Life Insurance Company (the Company) and its chief executive officer, Robert L. Moody. The suit arose from derivative investments purchased by San Patricio County from Westcap Securities, L.P. or Westcap Government Securities, Inc., affiliates of The Westcap Corporation. The suit alleged that the Westcap affiliates were controlled by the Company and Mr. Moody and that they were responsible for the alleged wrongful acts of the Westcap affiliates in selling the securities to the Plaintiff. Plaintiff alleged that the Westcap affiliates violated duties and responsibilities owed to the Plaintiff related to the investment recommendations and decisions made by Plaintiff, and alleged that the
Plaintiff was financially damaged by such actions of Westcap. The suit was settled effective March 9, 1998, with a payment of $200,000 by National Western to San Patricio County and with no admission of liability. In exchange for the payment, National Western and Robert L. Moody received a general release of all claims asserted, including all claims that have been asserted against Westcap Securities, L.P., or could have been asserted in another court against Westcap Securities, L.P., and the lawsuit was dismissed. The $200,000 settlement payment was recorded as other operating expenses in 1998.

Class Action Litigation

National Western Life Insurance Company (the Company or National Western) and National Annuity Programs, Inc. (NAP), have been sued in the District Court of Travis County, Texas, by a former agent of the Company, eight plaintiffs, and fourteen intervenors, being present and past annuity policyholders of the Company, and on behalf of an asserted class of annuity policyholders of the Company, and alleged that, in the sale of certain Company annuities to the plaintiffs and intervenors, the Company and NAP (i) had violated the Texas Deceptive Trade Practices-Consumer Protection Act, statutes in the Texas Insurance Code, and certain rules and regulations of the Texas Department of Insurance; (ii) committed common law fraud; (iii) were negligent; (iv) had breached a duty of good faith and fair dealing; (v) made negligent misrepresentations; (vi) committed a civil conspiracy to commit fraud; and
(vii) breached policy contracts. The plaintiffs seek (i) certification of one or more classes; and (ii) recovery of unspecified actual damages, monies paid by plaintiffs, attorneys' fees, prejudgment and postjudgment interests and costs, increased or treble damages, punitive damages, and general relief as awarded by the Court. NAP was an independent marketing general agency under contract with the Company that hired and supervised the agents marketing the annuity products on behalf of the Company.

On September 8, 1998, National Western, NAP, and the policyholder plaintiffs, intervenors, and class-representatives in this class action litigation filed with the Court a joint motion for preliminary approval of a Settlement Agreement among the parties. The parties requested the Court to review the Settlement Agreement and make a preliminary determination that it is fair, adequate, and reasonable to the members of the proposed classes and that the proposed classes are capable of being certified for settlement purposes, to approve the form of the notices of the settlement to the classes, and to set a class certification and fairness hearing on the settlement.

In  exchange for  a final  order and  judgment dismissing  with prejudice  the claims asserted against National Western, and NAP by all members of the settlement classes, National Western will contribute approximately $5 million to the proposed settlement, and NAP will pay $750,000 to the settlement. Approximately $3,850,000 will be made available for the members of the various classes that qualify for payments, and $1,900,000 will be paid for attorneys' fees and expenses. There is a possibility that National Western's total payment to members of the classes could increase, but it is believed that the amount would not be material. In the settlement, National Western guarantees that at least $900,000 will be paid out to approved claims by members of the classes, and any unclaimed amounts are to be returned to National Western. Additionally, National Western has agreed to pay the costs of notice to the class and administration of the settlement claims process, estimated to be approximately $250,000. National Western has also agreed to guarantee minimum interest rates of 3% and 5% in the future on certain settlement options under specified annuity policies which are the subject matter of the litigation and to provide additional incidental settlement benefits, all as detailed in the motion and Settlement Agreement. The plaintiffs estimate that the aggregate value of all of the settlement benefits, including the $5,750,000 settlement payments and potential future benefits to be derived by policyholders under certain policy settlement elections, is approximately $10 million.

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

National Western proceeded with notification of class members and preliminary administration of the claims process during late 1998 and January, 1999. Estimated costs for this process totaling $250,000 were accrued as other operating expenses as of December 31, 1998, in the accompanying financial statements. On January 20, 1999, the Court held a "fairness hearing" and approved the Settlement Agreement. As a result, National Western also accrued the estimated $5,000,000 settlement as other operating expenses as of December 31, 1998. The actual settlement payments are expected to be paid during 1999.

Other Pending Litigation

On December 31, 1997, National Western Life Insurance Company (National Western) filed a declaratory judgment action against National Annuity Programs, Inc. (NAP), and Robert L. Myer (Myer) for construction of a General Agent Manager Contract and amendments thereto between National Western and NAP, a declaration that the contract is enforceable, and for an award for damages. The contract was entered into in 1983 and amended in 1994, by which NAP was to market insurance and annuity products issued by National Western. The suit alleges that during the course of the contract NAP violated its terms and conditions, violated the insurance laws and regulations of the State of Texas, misrepresented the terms and conditions of National Western's insurance and annuity products, induced National Western's policyholders to relinquish or terminate its policies of insurance or annuities, and failed to use reasonable efforts to conserve its insurance and annuity products. National Western seeks (i) to withhold, deduct, and/or terminate the payment of agency commissions under the contract to NAP, which are based on future premiums received and policies maintained in force; (ii) damages from breach of the contract; (iii) recovery of damages from Robert L. Myer for tortious interference with National Western's contractual relations with its policyholders; (iv) recovery of damages from Robert L. Myer for conspiracy to cause NAP to breach its contract with National Western and to induce its policyholders to terminate their policies with National Western; and (v) reasonable attorneys' fees, costs, and expenses. The parties have started discovery proceedings.

National Western Life Insurance Company is also currently a defendant in several other lawsuits, substantially all of which are in the normal course of business. In the opinion of management, the liability, if any, which may arise from these lawsuits would not have a material adverse effect on the Company's financial position.

(B) Financial Instruments

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

The Company had commitments to extend credit relating to mortgage loans totaling $6,946,000 at December 31, 1998. Commitments to extend credit are legally binding agreements to lend to a customer that generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments do not necessarily represent future liquidity requirements, as some could expire without being drawn upon. The Company evaluates each customer's creditworthiness on a case-by-case basis. The Company also had commitments to purchase investment securities totaling $10,000,000 at December 31, 1998.

(C)  Guaranty Association Assessments

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

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations. The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities. Guaranty association assessments reflected significant decreases in 1998, as these expenses declined $1,317,000 from the prior year. The reduction is due to changes in estimated liabilities, changes in estimated recoverable capitalized assessments, and assessment refunds received from states during 1998. These changes and refunds resulted in a net credit in other operating expenses for guaranty association assessments totaling $365,000 for 1998. Other operating expenses related to state guaranty association assessments totaled $952,000, and $1,146,000 for the years ended December 31, 1997 and 1996, respectively.

(D) Changes in Accounting Principles

In December, 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-3, which provides guidance on accounting by insurance and other enterprises for assessments related to insurance activities. The SOP provides: (1) guidance for determining when an entity should recognize a liability for guaranty fund and other insurance related assessments, (2) guidance on how to measure the liability including discounting of the liability if the amount and timing of the cash payments are fixed or reliably determinable, (3) guidance on when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges, and
(4) requirements for disclosure of certain information. The Company anticipates that this SOP will not have a significant effect on its reporting of liabilities for guaranty fund assessments, as the Company is currently applying accounting procedures similar to those in the new statement. SOP 97-3 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will implement the SOP in the first quarter of 1999.


(10) STOCKHOLDERS' EQUITY

(A) Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below:


                                               Years Ended December 31,
                                             1998        1997         1996
                                                    (In thousands)


Common stock shares outstanding:
   Shares outstanding at
   beginning of year                        3,492         3,491       3,491
   Shares exercised under
   stock option plan                            6             1          -

Shares outstanding at end of year           3,498         3,492       3,491


(B)  Dividend Restrictions

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The restrictions are based on statutory earnings and surplus levels of the Company. The maximum dividend payment which may be made without prior approval in 1999 is $30,749,000. The Company has never paid cash dividends on its common stock, as it follows a policy of retaining any earnings in order to finance the development of business and to meet regulatory requirements for capital.

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

(D)  Stock and Incentive Plan

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

All of the employees of the Company and its subsidiaries are eligible to participate in the plan. In addition, directors of the Company, other than Compensation and Stock Option Committee members, are eligible for restricted stock awards, incentive awards, and performance awards. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options.

The Committee approved the issuance of nonqualified stock options to selected officers of the Company during 1998, 1997, and 1996 totaling 48,500, 21,900, and 33,000, respectively. Additionally, during 1998 the Committee granted 10,000 nonqualified, nondiscretionary stock options to Company directors. The directors' stock options vest 20% annually following one full year of service to the Company from the date of grant. The officers' stock options vest 20% annually following three full years of service to the Company from the date of grant. The exercise prices of the stock options were set at the fair market values of the common stock on the dates of grant. A summary of shares available for grant and stock option activity is detailed below:


                                                    Options Outstanding
                                      Shares                      Weighted-
                                     Available                     Average
                                     For Grant      Shares      Exercise Price


Balance at January 1, 1996           240,500        59,500     $       38.13
Stock Options:
    Granted                          (33,000)       33,000             65.00

Balance at December 31, 1996         207,500        92,500             47.71
Stock Options:
    Granted                          (21,900)       21,900             85.13
    Exercised                             -           (400)            38.13
    Forfeited                            100          (100)            75.06

Balance at December 31, 1997         185,700       113,900             54.92
Stock Options:
    Granted                          (58,500)       58,500            111.16
    Exercised                             -         (6,390)            38.13
    Forfeited                            250          (250)           105.25

Balance at December 31, 1998         127,450       165,760     $       73.68


Vested and exercisable options at December 31, 1998, 1997, and 1996 totaled 7,910, 2,400, and 1,400, respectively. The weighted-average exercise price for these options was $38.13.

The following table summarizes information about stock options outstanding at December 31, 1998.


                                     Options Outstanding
                                                   Weighted-
                                     Number         Average         Options
                                   Outstanding   Remaining Life   Exercisable


Exercise prices:
$    38.13                            52,710        6.4 years         7,910
     65.00                            32,950        7.3 years            -
     85.13                            21,850        8.3 years            -
    105.25                            48,250        9.3 years            -
    112.38                            10,000        9.5 years            -

Totals                               165,760                          7,910


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


                                            Years Ended December 31,
                                         1998          1997         1996
                                    (In thousands except per share amounts)


Net earnings:
   As reported                   $      34,893        41,572       46,215
   Pro forma                     $      34,241        41,211       45,975

Basic earnings per share:
   As reported                   $        9.98         11.91        13.24
   Pro forma                     $        9.80         11.80        13.17

Diluted earnings per share:
   As reported                   $        9.87         11.81        13.17
   Pro forma                     $        9.69         11.70        13.10


The fair value of the options used in estimating the pro forma amounts above were estimated on the date of grant using an option pricing model with the weighted-average assumptions as detailed below:

                                                Options Granted in
                                             Years Ended December 31,
                                         1998          1997           1996


Risk-free interest rates                   5.1%           5.4%          6.5%
Dividend yields                             -              -             -
Volatility factors                        29.0%          32.1%         32.6%
Weighted-average expected life          7 years        7 years       7 years
Weighted-average fair
value per share                          $44.29         $39.08        $31.63



(11) EARNINGS PER SHARE

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." This statement changes the computation, presentation, and disclosure requirements for earnings per share (EPS). SFAS No. 128 replaces the presentation of primary and fully diluted EPS with basic and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The Company adopted SFAS No. 128 effective December 31, 1997. In accordance with the new statement, prior period earnings per share data was restated. The following table sets forth the computation of basic and diluted earnings per share:


                                               Years Ended December 31,
                                            1998         1997          1996
                                       (In thousands except per share amounts)


Numerator for basic and diluted
earnings per share:
   Earnings from
   continuing operations
   available to common
   stockholders before and after
   assumed conversions                 $   49,018       42,572        46,215

Denominator:
   Basic earnings per share -
   weighted-average shares                  3,495        3,491         3,491

   Effect of dilutive stock options            40           30            19

   Diluted earnings per share -
   adjusted weighted-average shares
   for assumed conversions                  3,535        3,521         3,510


Basic earnings per share               $    14.02        12.20         13.24


Diluted earnings per share             $    13.87        12.09         13.17



(12)  COMPREHENSIVE INCOME

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

SFAS No. 130 affects the Company's reporting presentation of certain items such as foreign currency translation adjustments and unrealized gains and losses on investment securities. These items are now a component of other comprehensive income, as reported in the accompanying financial statements. Prior period financial statements have been reclassified for comparative purposes in accordance with SFAS No. 130. Components of other comprehensive income and related taxes are provided below for 1998, 1997, and 1996.


                                            Amounts                   Amounts
                                             Before      (Taxes)       Net of
                                             Taxes       Benefits      Taxes
                                                      (In thousands)


1998:
Unrealized gains (losses) on
securities, net of effects
of deferred policy
acquisition costs of $1,024:
    Unrealized holding gains
    (losses) arising during period     $     5,100        (1,785)      3,315
    Less: reclassification
    adjustment for
    (gains) losses included
    in net earnings                           (893)          312        (581)
    Amortization of net
    unrealized gains related
    to transferred securities                 (793)          277        (516)

    Net unrealized gains
    (losses) on securities                   3,414        (1,196)      2,218

Foreign currency
translation adjustments                        228           (80)        148

Other comprehensive income             $     3,642        (1,276)      2,366


1997:
Unrealized gains (losses) on
securities, net of effects
of deferred policy
acquisition costs of $3,598:
    Unrealized holding gains
    (losses)arising during period      $     8,730        (3,055)      5,675
    Less: reclassification
    adjustment for
    (gains) losses included
    in net earnings                         (1,061)          371        (690)
    Amortization of net
    unrealized gains related
    to transferred securities               (1,625)          569      (1,056)

    Net unrealized gains
    (losses) on securities                   6,044        (2,115)      3,929

Foreign currency
translation adjustments                      3,824        (1,338)      2,486

Other comprehensive income             $     9,868        (3,453)      6,415





                                           Amounts                   Amounts
                                            Before      (Taxes)      Net of
                                            Taxes      Benefits       Taxes
                                                     (In thousands)


1996:
Unrealized gains (losses) on
securities, net of effects
of deferred policy
acquisition costs of $14,179:
    Unrealized holding gains
    (losses) arising during period       $  (7,109)       2,489       (4,620)
    Less: reclassification
    adjustment for
    (gains) losses included
    in net earnings                           (237)          83         (154)
    Amortization of net
    unrealized gains related
    to transferred securities                 (872)         304         (568)

Other comprehensive income               $  (8,218)       2,876       (5,342)



(13) UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations for 1998 are summarized as follows:


                                First       Second      Third       Fourth
                               Quarter     Quarter     Quarter     Quarter
                                   (In thousands except per share data)


1998:
Revenues                      $    80,145      82,131      76,575      94,763

Earnings from
continuing operations         $    10,370      12,270      15,896      10,482
Losses from
discontinued operations                -           -      (14,125)        -
Net earnings                  $    10,370      12,270       1,771      10,482

Basic earnings per share:
Earnings from
continuing operations         $      2.97        3.51        4.55        3.00
Losses from
discontinued operations                -           -        (4.04)         -
Net earnings                  $      2.97        3.51        0.51        3.00

Diluted earnings per share:
Earnings from
continuing operations         $      2.94        3.48        4.48        2.96
Losses from
discontinued operations                -           -        (3.98)         -
Net earnings                  $      2.94        3.48        0.50        2.96


The fourth quarter net earnings in 1998 reflect the following significant items:

Net earnings for the quarter ended December 31, 1998, were $10,482,000 compared to $14,493,000 for the fourth quarter of 1997. Included in results for the quarter are two nonrecurring charges which significantly lowered the Company's earnings. As more fully described in Note 9, Commitments and Contingencies, the Diffie, et al vs. National Western Life Insurance Company and National Annuity Programs, Inc., class action litigation was settled in January, 1999, with the Company agreeing to pay $5,000,000 in the settlement. This amount was accrued in the accompanying financial statements in the fourth quarter of 1998, thereby reducing earnings $3,250,000, after taxes. Also during the fourth quarter of 1998, the Company transferred pension obligations and administrative responsibilities of its nonqualified defined benefit plan to a pension administration firm. The financial effects of the transaction resulted in additional pension expense in the fourth quarter totaling $1,653,000, net of taxes, as described in detail in Note 7, Pension Plans.

Quarterly results of operations for 1997 are summarized as follows:


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


The fourth quarter net earnings in 1997 reflect the following significant items:

Net earnings for the quarter ended December 31, 1997, were $14,493,000 compared to $13,071,000 for the fourth quarter of 1996. This reflects an increase of $1,422,000, or 10.9%, over 1996 fourth quarter earnings. Increases in universal life and annuity contract revenues of 12.8% and net investment income of 4.0% contributed to the higher earnings. Life insurance benefit claims were also down 7.7%, which had a positive effect on 1997 fourth quarter earnings. Realized gains, net of taxes, included in net earnings totaled $509,000 and $219,000 for the fourth quarters of 1997 and 1996, respectively.


(14) SEGMENT AND OTHER OPERATING INFORMATION

(A)  Operating Segment Information

In previous years the Company reported two industry segments, life insurance operations and brokerage operations. For the year ended December 31, 1998, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information," and redefined its reportable operating segments as domestic life insurance, international life insurance, and annuities. The Company's segments are organized based on product types and geographic marketing areas.

A summary of segment information, prepared in accordance with SFAS No. 131, is provided below:

Selected Segment Information:


                      Domestic  International
                        Life       Life                    All
                      Insurance  Insurance   Annuities    Others     Totals
                                          (In thousands)


1998:
Premiums and
  contract
  revenues           $  24,296     40,606      31,432          -       96,334
Net investment
  income                26,211     21,940     182,347       3,346     233,844
Other income               750         32         270          -        1,052
Universal life
  and investment
  annuity contract
  interest               9,963     13,432     135,494          -      158,889
Amortization of
deferred policy
acquisition costs        2,954     15,836      21,625          -       40,415
Federal income
taxes                    3,227      3,228      13,880       1,122      21,457
Segment earnings         6,395      6,397      27,508       2,224      42,524
Segment assets         412,538    373,201   2,692,330      19,285   3,497,354



1997:
Premiums and
  contract revenues   $  23,639     40,429      31,994         -       96,062
Net investment
  income                 26,873     21,451     166,348      2,774     217,446
Other income                 43         34         277         -          354
Universal life
  and investment
  annuity contract
  interest                9,687     12,575     122,938         -      145,200
Amortization of
deferred policy
  acquisition costs       5,058     13,608      21,268         -       39,934
Federal income taxes      3,089      3,739      14,848        953      22,629
Segment earnings          5,901      7,143      28,389      1,821      43,254
Segment assets          405,427    359,986   2,429,998     14,058   3,209,469



1996:
Premiums and
  contract revenues  $  24,507     36,653      31,417          -       92,577
Net investment
  income                27,766     21,243     165,943        (650)    214,302
Other income               375        256       2,087          -        2,718
Universal life
  and investment
  annuity contract
  interest               9,694     11,853     129,928          -      151,475
Amortization of
deferred policy
  acquisition costs      5,467     10,264      14,630          -       30,361
Federal income
  taxes                  4,597      3,773      15,595        (224)     23,741
Segment earnings         8,710      7,150      29,550        (425)     44,985
Segment assets         400,747    345,834   2,353,445       6,074   3,106,100


Reconciliations of segment information to the Company's consolidated financial statements are provided below:


                                               Years Ended December 31,
                                           1998          1997         1996
                                                    (In thousands)


Premiums and Other Revenue:
Premiums and contract revenues      $     96,334        96,062       92,577
Net investment income                    233,844       217,446      214,302
Other income                               1,052           354        2,718
Realized gains (losses)
on investments                             2,384        (1,588)       1,612

Total consolidated premiums
and other revenue                   $    333,614       312,274      311,209



                                               Years Ended December 31,
                                           1998          1997         1996
                                                    (In thousands)


Federal Income Taxes:
Total segment Federal income taxes  $     21,457        22,629       23,741
Taxes on realized gains
(losses) on investments                      834          (556)         564
Tax benefits from
discontinued operations                   (4,944)         (350)        (182)

Total taxes on earnings
from continuing operations          $     17,347        21,723       24,123



                                               Years Ended December 31,
                                           1998          1997         1996
                                                    (In thousands)


Net Earnings:
Total segment earnings              $     42,524        43,254       44,985
Realized gains (losses)
   on investments,
   net of taxes                            1,550        (1,032)       1,048
Losses from discontinued
   operations                            (14,125)       (1,000)          -
Tax benefits from
   discontinued operations                 4,944           350          182

Total consolidated net earnings     $     34,893        41,572       46,215




                                                      December 31,
                                            1998          1997         1996
                                                     (In thousands)


Assets:
Total segment assets                 $  3,497,354     3,209,469    3,106,100
Assets of discontinued operations              48           892        1,257
Other unallocated assets                   20,601        15,202       13,472

Total consolidated assets            $  3,518,003     3,225,563    3,120,829



(B)  Geographic Information

A significant portion of the Company's premiums and contract revenues are from
countries  other  than the  United  States.   Premium  and  contract  revenues
detailed by country are provided below:


                                               Years Ended December 31,
                                           1998          1997         1996
                                                    (In thousands)


United States                       $     56,341        56,122       56,503
Argentina                                  9,052         9,706       10,474
Peru                                       8,293         8,227        7,541
Chile                                      6,227         5,451        4,649
Haiti                                      4,941         4,430        3,796
Columbia                                   3,612         3,781        3,555
Other foreign countries                   15,113        14,064       12,501

Revenues, excluding
  reinsurance premiums                   103,579       101,781       99,019
Reinsurance premiums                      (7,245)       (5,719)      (6,442)

Total premiums and
contract revenues                    $    96,334        96,062       92,577


Premiums  and contract  revenues   are attributed  to countries  based on  the
location of the policyholder.

(C)  Major Agency Relationships

A significant portion of the Company's premiums and deposits were sold through three marketing agencies in recent years. Combined business from these agencies accounted for approximately 30% of total direct premium revenues and universal life and investment annuity contract deposits for 1998. These same three marketing agencies accounted for 22% and 16% of total direct premiums and deposits for 1997 and 1996, respectively.


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

Policy loans: The fair value for policy loans is calculated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 1998 and 1997. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts. As a result, these assumptions incorporate both Company experience and mortality assumptions associated with such contracts.

Index options: Fair values for index options are based on quoted market prices.

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

Investment annuity and supplemental contracts: Fair value of the Company's liabilities for deferred investment annuity contracts is estimated to be the cash surrender value of each contract. The cash surrender value represents the policyholder's account balance less applicable surrender charges. The fair value of liabilities for immediate investment annuity contracts and supplemental contracts with and without life contingencies is estimated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 1998 and 1997.

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

The carrying amounts and fair values of the Company's financial instruments are as follows:


                                 December 31, 1998         December 31, 1997
                               Carrying       Fair       Carrying       Fair
                                Value        Value         Value       Value
                                               (In thousands)


ASSETS
Investments in debt and
equity securities:
    Securities held
    to maturity           $  2,029,728    2,124,715    1,874,643    1,949,876
    Securities
    available for sale         735,587      735,587      651,736      651,736

Cash and short-term
investments                     24,508       24,508        7,870        7,870
Mortgage loans                 174,921      186,161      181,878      192,640
Policy loans                   124,441      150,583      133,826      152,809
Index options                   23,900       23,900          420          420
Life interest in
  Libbie Shearn
  Moody Trust                    4,347       14,721        4,636       16,668
Assets of discontinued
operations - cash                   41           41          269          269


LIABILITIES
Deferred investment
  annuity contracts       $  2,127,007    1,863,552    1,934,019    1,703,599
Immediate investment
  annuity and
supplemental contracts         219,406      229,738      196,827      205,042


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

In accordance with generally accepted accounting principles, the assets and liabilities of Westcap have been reclassified in the accompanying consolidated balance sheets to separately identify them as assets and liabilities of discontinued operations. Losses from discontinued brokerage operations have also been reflected separately from continuing operations of the Company. The 1995 losses from discontinued operations resulted in the complete write-off of National Western Life Insurance Company's investment in Westcap on a consolidated basis. However, a $1,000,000 cash infusion was made to Westcap on March 18, 1997, for operational expenses incurred during its bankruptcy. This contribution was reflected as a loss from discontinued operations in 1997.

As more fully described in Note 9, Commitments and Contingencies, by order dated August 28, 1998, the United States Bankruptcy Court, Southern District of Texas, Houston Division, confirmed and approved the Third Amended Joint Consensual Plan of Reorganization (the Plan) of The Westcap Corporation and Westcap Enterprises, Inc. Pursuant to the Plan, National Western received credit for the $1,000,000 previously contributed to Westcap in bankruptcy in March, 1997, and paid an additional $14,125,000 to compromise and settle various claims and litigation.

The $14,125,000 was paid by National Western on January 13, 1999. However, the settlement payment has been accrued in other liabilities as of December 31, 1998, and reflected as a 1998 loss from discontinued operations in the accompanying financial statements. As part of the bankruptcy reorganization, National Western retained 100% continuing ownership of the reorganized Westcap, and the subsidiary is now operating as a real estate management company.



             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    SCHEDULE I
                              SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                December 31, 1998
                                  (In thousands)


                                                                     Balance
                                            (1)         Market        Sheet
Type of Investment                         Cost         Value        Amount


Fixed maturity bonds:
   Securities held to maturity:
       United States government
       and government
       agencies and authorities        $     3,706         4,065       3,706
       States, municipalities,
       and political subdivisions           27,001        29,323      27,001
       Foreign governments                  51,389        55,643      51,389
       Public utilities                    302,484       319,335     302,484
       Corporate                         1,159,758     1,214,646   1,159,758
       Mortgage-backed                     410,818       427,077     410,818
       Asset-backed                         74,572        74,626      74,572
   Total securities held to maturity     2,029,728     2,124,715   2,029,728
     Securities available for sale:
        United States government
        and government
        agencies and authorities             3,231         3,464       3,464
        States, municipalities,
        and political subdivisions           3,000         3,011       3,011
        Public utilities                    59,699        64,398      64,398
        Corporate                          303,196       318,633     318,633
        Mortgage-backed                    199,985       210,288     210,288
        Asset-backed                       115,204       120,081     120,081
    Total securities available
    for sale                               684,315       719,875     719,875
Total fixed maturity bonds               2,714,043     2,844,590   2,749,603

Equity securities:
    Securities available for sale:
          Common stocks:
                 Public utilities              192           390         390
                 Banks, trust and
                 insurance companies           195         3,091       3,091
                 Industrial and other           86            81          81
          Preferred stocks                  11,545        12,150      12,150
Total equity securities                     12,018        15,712      15,712

Index options                               16,201        23,900      23,900
Mortgage loans (2)                         167,354                   162,714
Policy loans                               124,441                   124,441
Other long-term investments (3)             27,067                    24,999
Cash and short-term investments             24,508                    24,508
Total investments other than
investments in related parties         $ 3,085,632                 3,125,877


Notes:
(1) Bonds are shown at amortized cost, mortgage loans are shown at unpaid principal balances before allowances for possible losses of $4,640,000, and real estate is stated at cost before allowances for possible losses of $2,068,000.
(2)  Mortgage  loans  with related  parties  totaling  $12,207,000  have  been excluded.
(3) Real estate acquired by foreclosure included in other long-term investments is as follows: cost $2,369,000; balance sheet amount $1,705,000.



            NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                   SCHEDULE V
                        VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1998, 1997, and 1996
                                 (In thousands)


                                      (1)
                        Balance     Charged                           Balance
                           at      to Costs                              at
                       Beginning      and        (2)         (3)       End of
    Description        of Period   Expenses   Reductions  Transfers    Period


Valuation accounts
deducted from
applicable assets:

Allowance for
possible losses
on mortgage loans:

December 31, 1998     $    4,640          -          -          -        4,640

December 31, 1997     $    5,988       1,133     (2,408)       (73)      4,640

December 31, 1996     $    5,668         500       (180)        -        5,988


Allowance for
possible losses
on real estate:

December 31, 1998     $    2,222          -        (154)         -       2,068

December 31, 1997     $    2,288          46       (185)         73      2,222

December 31, 1996     $    2,152         526       (390)         -       2,288


Notes:
(1) These amounts were charged to realized gains and losses on investments.
(2) These amounts were related to charge-off of assets against the allowances.
(3) These amounts were transferred to real estate.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   NATIONAL WESTERN LIFE INSURANCE COMPANY


Date: March 29, 1999           /S/ Robert L. Moody
                              By:  Robert L. Moody, Chairman of the Board,
                              Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                 Title (Capacity)               Date


/S/ Robert L. Moody        Chairman of the Board,           March 29, 1999
Robert L. Moody            Chief Executive Officer,
                           and Director
                           (Principal Executive Officer)

/S/ Ross R. Moody          President, Chief Operating       March 29, 1999
Ross R. Moody              Officer, and Director

/S/ Robert L. Busby, III   Senior Vice President -          March 29, 1999
Robert L. Busby, III       Chief Administrative
                           Officer, Chief Financial
                           Officer and Treasurer
                           (Principal Financial Officer)

/S/ Vincent L. Kasch       Vice President - Controller      March 29, 1999
Vincent L. Kasch           and Assistant Treasurer
                           (Principal Accounting
                           Officer)

/S/ Arthur O. Dummer       Director                         March 29, 1999
Arthur O. Dummer

                           Director                         March 29, 1999
Harry L. Edwards

/S/ E. Douglas McLeod      Director                         March 29, 1999
E. Douglas McLeod

/S/ Charles D. Milos, Jr.  Director                         March 29, 1999
Charles D. Milos, Jr.

                           Director                         March 29, 1999
Frances A. Moody

                           Director                         March 29, 1999
Russell S. Moody

/S/ Louis E. Pauls, Jr.    Director                         March 29, 1999
Louis E. Pauls, Jr.

/S/ E.J. Pederson          Director                         March 29, 1999
E.J. Pederson