Form 10-Q
period 1999-03-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 1999-05-17
CIK 70684

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


[ X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1999

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

Yes [ X  ]     No  [      ]


As of May 10, 1999, the number of shares of Registrant's common stock outstanding was: Class A - 3,298,928 and Class B - 200,000.




           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    INDEX



Part I.  Financial Information:                                     Page

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
March 31, 1999 (Unaudited) and December 31, 1998

Condensed Consolidated Statements of Earnings
For the Three Months Ended March 31, 1999 and 1998 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 1999 and 1998 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 1999 and 1998 (Unaudited)

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 1999 and 1998 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II.  Other Information:

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit 11 - Computation of Earnings per Share
For the Three Months Ended March 31, 1999 and 1998 (Unaudited)






                           PART I.  FINANCIAL INFORMATION

                           ITEM 1.  FINANCIAL STATEMENTS

              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)



                                                    (Unaudited)
                                                     March 31,    December 31,
                                                        1999          1998
               ASSETS


Cash and investments:
    Securities held to maturity,
    at amortized cost                            $   2,084,285      2,029,728
    Securities available for sale,
    at fair value                                      732,543        735,587
    Mortgage loans, net of allowances
    for possible
    losses ($4,640 and $4,640)                         169,675        174,921
    Policy loans                                       121,286        124,441
    Index options                                       28,464         23,900
    Other long-term investments                         28,020         24,999
    Cash and short-term investments                      6,692         24,508

Total cash and investments                           3,170,965      3,138,084

Accrued investment income                               44,441         44,777
Deferred policy acquisition costs                      328,665        314,493
Other assets                                            15,614         20,601
Assets of discontinued operations                         -                48

                                                 $   3,559,685      3,518,003



Note: The balance sheet at December 31, 1998, has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.





              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share amounts)



                                                   (Unaudited)
                                                    March 31,    December 31,
                                                       1999          1998


     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Future policy benefits:
    Traditional life and annuity products        $     167,007        167,248
    Universal life and investment
    annuity contracts                                2,857,818      2,812,230
Other policyholder liabilities                          23,482         23,955
Federal income taxes payable:
    Current                                              5,880          5,221
    Deferred                                             7,922          9,646
Other liabilities                                       51,727         61,290
Liabilities of discontinued operations                     -               48

Total liabilities                                    3,113,836      3,079,638

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:

Common stock:
    Class A - $1 par value; 7,500,000
    shares authorized;  3,298,528
    and 3,298,128 shares issued and
    outstanding in 1999 and 1998                         3,299          3,298
    Class B - $1 par value; 200,000
    shares authorized, issued,
    and outstanding in 1999 and 1998                       200            200
Additional paid-in capital                              24,930         24,899
Accumulated other comprehensive income                  11,983         18,634
Retained earnings                                      405,437        391,334

Total stockholders' equity                             445,849        438,365

                                                 $   3,559,685      3,518,003



Note: The balance sheet at December 31, 1998, has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.




              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 For the Three Months Ended March 31, 1999 and 1998
                                    (Unaudited)
                      (In thousands except per share amounts)

[CAPTION]

                                                         1999          1998


Premiums and other revenue:
    Life and annuity premiums                    $       2,411          3,110
    Universal life and investment
    annuity contract revenues                           21,532         20,300
    Net investment income                               57,852         55,538
    Other income                                           150            535
    Realized gains on investments                        4,805            662

Total premiums and other revenue                        86,750         80,145

Benefits and expenses:
    Life and other policy benefits                       8,688         10,674
    Decrease in liabilities for
    future policy benefits                                (241)          (957)
    Amortization of deferred policy
    acquisition costs                                    9,571          8,945
    Universal life and investment
    annuity contract interest                           40,611         38,335
    Other operating expenses                             6,701          7,241

Total benefits and expenses                             65,330         64,238

Earnings before Federal income taxes                    21,420         15,907

Provision for Federal income taxes:
    Current                                              5,460          5,217
    Deferred                                             1,857            320

Total Federal income taxes                               7,317          5,537

Net earnings                                     $      14,103         10,370


Basic Earnings Per Share:
    Net earnings                                 $        4.03           2.97

Diluted Earnings Per Share:
    Net earnings                                 $        3.99           2.94



See accompanying notes to condensed consolidated financial statements.




              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 For the Three Months Ended March 31, 1999 and 1998
                                    (Unaudited)
                                   (In thousands)


                                                          1999          1998


Net earnings                                     $      14,103         10,370

Other comprehensive income, net of effects of
deferred policy acquisition costs and taxes:
    Unrealized losses on securities:
        Unrealized holding losses
        arising during period                           (4,886)          (346)
        Less: reclassification
        adjustment for gains
        included in net earnings                        (1,671)           -
        Amortization of net unrealized gains
        related to transferred securities                  (85)          (323)

        Net unrealized losses on securities             (6,642)          (669)

    Foreign currency translation adjustments                (9)            58

Other comprehensive loss                                (6,651)          (611)

Comprehensive income                             $       7,452          9,759



See accompanying notes to condensed consolidated financial statements.






              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Three Months Ended March 31, 1999 and 1998
                                    (Unaudited)
                                   (In thousands)



                                                         1999          1998


Common stock:
    Balance at beginning of year                 $       3,498          3,492
    Shares exercised under stock option plan                 1            -

Balance at end of period                                 3,499          3,492

Additional paid-in capital:
    Balance at beginning of year                        24,899         24,662
    Shares exercised under stock option plan                31            -

Balance at end of period                                24,930         24,662

Accumulated other comprehensive income:
     Unrealized gains (losses) on securities:
        Balance at beginning of year                    16,000         13,782
        Change in unrealized gains
        (losses) during period                          (6,642)          (669)

        Balance at end of period                         9,358         13,113

    Foreign currency translation adjustments:
        Balance at beginning of year                     2,634          2,486
        Change in translation
        adjustments during period                           (9)            58

        Balance at end of period                         2,625          2,544

Accumulated other comprehensive
income at end of period                                 11,983         15,657

Retained earnings:
    Balance at beginning of year                       391,334        356,441
    Net earnings                                        14,103         10,370

Balance at end of  period                              405,437        366,811

Total stockholders' equity                       $     445,849        410,622



See accompanying notes to condensed consolidated financial statements.




              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Three Months Ended March 31, 1999 and 1998
                                    (Unaudited)
                                   (In thousands)


                                                         1999          1998


Cash flows from operating activities:
    Net earnings                                 $      14,103         10,370
    Adjustments to reconcile net earnings to
    net cash from operating activities:
    Universal life and investment
    annuity contract interest                           40,611         38,335
    Surrender charges and other
    policy revenues                                    (11,066)       (10,415)
    Realized gains on investments                       (4,805)          (662)
    Accrual and amortization
    of investment income                                (1,207)        (1,870)
    Depreciation and amortization                          265            242
    Decrease (increase) in insurance
    receivables and other assets                         4,925           (151)
    Decrease in accrued investment income                  336            330
    Increase in deferred policy
    acquisition costs                                   (5,884)        (1,714)
    Decrease in liability for
    future policy benefits                                (241)          (957)
    Decrease in other policyholder liabilities            (473)          (457)
    Increase in Federal income taxes payable             2,516          4,026
    Increase (decrease) in other liabilities            (9,563)         5,919
    Other                                               (1,073)        (1,270)

Net cash provided by operating activities               28,444         41,726


Cash flows from investing activities:
    Proceeds from sales of:
       Securities held to maturity                         -            2,978
       Securities available for sale                    24,446            -
       Other investments                                 5,585            391
    Proceeds from maturities and
    redemptions of:
       Securities held to maturity                      24,763         27,394
       Securities available for sale                    17,181         18,079
    Purchases of:
       Securities held to maturity                     (78,744)       (49,476)
       Securities available for sale                   (53,699)       (41,263)
       Other investments                               (10,370)        (1,540)
    Principal payments on mortgage loans                13,584          9,016
    Cost of mortgage loans acquired                     (8,282)        (3,211)
    Decrease in policy loans                             3,155          2,029
    Decrease in assets of
    discontinued operations                                 48            118
    Decrease in liabilities of
    discontinued operations                                (48)          (118)
    Other                                                  (50)          (138)

Net cash used in investing activities                  (62,431)       (35,741)



(Continued on next page)




              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                 For the Three Months Ended March 31, 1999 and 1998
                                    (Unaudited)
                                   (In thousands)


                                                         1999          1998


Cash flows from financing activities:
    Deposits to account balances
    for universal life
    and investment annuity contracts             $     109,827         74,784
    Return of account balances on universal
    life and investment annuity contracts              (93,688)       (86,143)
    Issuance of common stock
    under stock option plan                                 32            -

Net cash provided by (used in)
financing activities                                    16,171        (11,359)

Net decrease in cash and
short-term investments                                 (17,816)        (5,374)
Cash and short-term investments
at beginning of year                                    24,508          7,870

Cash and short-term investments
at end of period                                 $       6,692          2,496



See accompanying notes to condensed consolidated financial statements.





              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


(1)  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly-owned subsidiaries (the Company), The Westcap Corporation (Westcap), NWL Investments, Inc., NWL Properties, Inc., NWL 806 Main, Inc., NWL Services, Inc., and NWL Financial, Inc. The Westcap Corporation ceased brokerage operations during 1995 and filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in 1996. As a result, The Westcap Corporation is reflected as discontinued operations in the accompanying financial statements for 1998 and prior years. The bankruptcy reorganization was completed in January, 1999 and National Western retained 100% continuing ownership of the reorganized subsidiary. Westcap is now operating as a real estate management company. All significant intercorporate transactions and accounts have been eliminated in consolidation.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


(2) STOCKHOLDERS' EQUITY

(A) Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below:


                                             Three Months Ended March 31,
                                                    1999         1998
                                                     (In thousands)


Common stock shares outstanding:
   Shares outstanding at
   beginning of year                               3,498          3,492
   Shares exercised under
   stock option plan                                   1            -

Shares outstanding at end of peroid                3,499          3,492



(B)  Dividends

The Company paid no cash dividends on common stock during the three months ended March 31, 1999 and 1998.


(3)  DISCONTINUED BROKERAGE OPERATIONS

The  Chapter  11  bankruptcy reorganization  of  the  Company's  wholly  owned subsidiary, The Westcap Corporation, was completed in the first quarter of 1999. Pursuant to the reorganization plan, National Western retained 100% continuing ownership of the reorganized Westcap and the subsidiary is now operating as a real estate management company. No losses were reported for discontinued brokerage operations in the first quarter of 1999 as the entire $14,125,000 settlement payment was accrued and reported as a loss in the third quarter of 1998. Any additional losses will depend on the results of The City Colleges lawsuit filed against National Western on March 28, 1994, for alleged federal or state securities law "control person" violations relating to Westcap, and which is pending in the United States District Court, Western District of Texas. National Western believes it has reasonable and adequate defenses to this suit and, accordingly, no amounts have been accrued in National Western's financial statements for potential losses relating to such suit.


(4) SEGMENT AND OTHER OPERATING INFORMATION

The Company's reportable operating segments include domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas. A summary of segment information for the quarters ended March 31, 1999 and 1998 is provided below.

Selected Segment Information:


                       Domestic   International
                         Life         Life                    All
                       Insurance    Insurance  Annuities    Others     Totals
                                            (In thousands)


March 31, 1999:
Premiums and
  contract revenues     $   5,791     10,228       7,924        -       23,943
Net investment
  income                    6,331      5,443      45,896        182     57,852
Other income                   16         12         122        -          150
Universal life and
  investment annuity
  contract interest         2,449      3,433      34,729        -       40,611
Amortization of
  deferred policy
  acquisition costs           932      3,279       5,360        -        9,571
Federal income taxes        1,069        724       3,781         61      5,635
Segment earnings            2,082      1,410       7,367        121     10,980
Segment assets            408,548    372,867   2,730,023     32,634  3,544,072



March 31, 1998:
Premiums and
  contract revenues   $   5,845       9,585       7,980        -        23,410
Net investment
  income                  6,506       5,377      43,709        (54)     55,538
Other income                454           8          73        -           535
Universal life and
  investment annuity
  contract interest       2,431       3,288      32,616        -        38,335
Amortization of
  deferred policy
  acquisition costs         464       2,842       5,639        -         8,945
Federal income taxes      1,268         485       3,571        (19)      5,305
Segment earnings          2,375         909       6,691        (35)      9,940
Segment assets          406,528     364,602   2,459,066     13,512   3,243,708



Reconciliations of segment information to the Company's consolidated financial statements are provided below:


                                                  Three Months Ended March 31,
                                                       1999          1998
                                                         (In thousands)


Premiums and Other Revenue:
Premiums and contract revenues                  $      23,943         23,410
Net investment income                                  57,852         55,538
Other income                                              150            535
Realized gains on investments                           4,805            662

Total consolidated premiums and other revenue   $      86,750         80,145




                                              Three Months Ended March 31,
                                                    1999          1998
                                                       (In thousands)


Federal Income Taxes:
Total segment Federal income taxes          $       5,635          5,305
Taxes on realized gains on investments              1,682            232

Total consolidated Federal income taxes     $       7,317          5,537





                                               Three Months Ended March 31,
                                                     1999          1998
                                                       (In thousands)


Net Earnings:
Total segment earnings                      $       10,980          9,940
Realized gains on investments,
   net of taxes                                      3,123            430

Total consolidated net earnings             $       14,103         10,370




                                                            March 31,
                                                     1999             1998
                                                         (In thousands)


Assets:
Total segment assets                             $   3,544,072      3,243,708
Assets of discontinued operations                          -              774
Other unallocated assets                                15,613         15,433

Total consolidated assets                        $   3,559,685      3,259,915




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


                                      Three Months Ended March 31,
                                         1999           1998


United States domestic market:
     Investment annuities                  82.5  %        77.3  %
     Life insurance                         5.7            8.6

Total domestic market                      88.2           85.9

International market:
     Investment annuities                   1.1            -
     Life insurance                        10.7           14.1

Total international market                 11.8           14.1

Total direct premiums collected           100.0  %       100.0  %



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

National Western markets and distributes its domestic products primarily through independent marketing organizations (IMOs). These IMOs assist the Company in recruiting, contracting, and supervising agents. The Company currently has over 80 IMOs contracted for sales of life and annuity products. These IMOs are expected to meet minimum production standards set by the Company.

Insurance Operations - International

The Company's international operations focus marketing efforts on foreign nationals in upper socioeconomic classes with substantial financial resources. Insurance sales are on insureds from countries in Central and South America, the Caribbean, and the Pacific Rim. Policy sales on insureds from numerous countries in these different regions provides diversification that helps to minimize large fluctuations in sales that can occur due to various economic, political, and competitive pressures that may occur from one country to another. Products sold in the international market are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available in this market.

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

Investments in debt and equity securities are classified and reported as either securities held to maturity or securities available for sale. The Company does not maintain a portfolio of trading securities. The reporting category chosen for the Company's securities investments depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. At March 31, 1999, approximately 25.5% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

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

The Company's overall conservative investment philosophy is reflected in the allocation of its investments which is detailed below as of March 31, 1999 and December 31, 1998. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and real estate.



                                        Percent of Investments
                                      March 31,       December 31,
                                         1999           1998


Debt securities                           88.3%          87.6%
Mortgage loans                             5.4            5.6
Policy loans                               3.8            4.0
Index options                              0.9            0.8
Equity securities                          0.5            0.5
Real estate                                0.4            0.4
Other                                      0.7            1.1

Totals                                   100.0%         100.0%



Portfolio Analysis

The Company maintains a diversified debt securities portfolio which consists of various types of fixed income securities including primarily corporate, mortgage-backed securities, and public utilities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations (CMOs).

At March 31, 1999, the Company's debt and equity securities were classified as follows:


                                       Fair        Amortized     Unrealized
                                      Value          Cost          Gains
                                                (In thousands)


Securities held to maturity:
    Debt securities               $  2,143,302      2,084,285        59,017
Securities available for sale:
    Debt securities                    714,755        697,365        17,390
    Equity securities                   17,788         14,183         3,605

Totals                            $  2,875,845      2,795,833        80,012



As detailed above, debt securities classified as held to maturity comprise the majority of the Company's securities portfolio, while equity securities are a small component of the portfolio. Unrealized gains totaling $80,012,000 on the securities portfolio at March 31, 1999, is a reflection of market interest rates at quarter-end. The fair values, or market values, of fixed income debt securities correlate to external market interest rate conditions. Because the interest rates are fixed on almost all of the Company's debt securities, market values typically increase when market interest rates decline, and decrease when market interest rates rise. An analysis of unrealized gains and losses on the Company's securities portfolio for the quarter ended March 31, 1999, is detailed below:


                                                                 Change in
                                                                 Unrealized
                                       Unrealized Gains            Gains
                                        At            At          (Losses)
                                    March 31,    December 31,    During 1st
                                       1999          1998       Quarter 1999
                                                (In thousands)



Securities held to maturity:
    Debt securities               $     59,017         94,987       (35,970)
Securities available for sale:
    Debt securities                     17,390         35,560       (18,170)
    Equity securities                    3,605          3,694           (89)

Totals                            $     80,012        134,241       (54,229)



Changes in interest rates typically have a significant impact on the market values of the Company's debt securities. Unrealized gains at March 31, 1999, decreased 40% from year-end 1998 as market interest rates of the ten year U.S. Treasury bond increased approximately 60 basis points during the quarter. Because the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in market values have relatively small effects on the Company's financial statements. Also, the Company has the intent and ability to hold these securities to maturity, and it is unlikely that sales of such securities would be required which would realize market gains or losses.

Changes in fair values of securities due to changes in market interest rates is an example of market risk. Market risk is the risk of change in market values of financial instruments due to changes in interest rates, currency exchange rates, commodity prices, or equity prices. The most significant market risk exposure for National Western is interest rate risk. The Company manages interest rate risk through on-going cash flow testing required for insurance regulatory purposes. Computer models are used to perform cash flow testing under various commonly used stress test interest rate scenarios to determine if existing assets would be sufficient to meet projected liability outflows. Management strives to closely match the durations of its assets and liabilities. Sensitivity analysis allows the Company to measure the potential gain or loss in fair value of its interest-sensitive instruments and to seek to protect its economic value and achieve a predictable spread between what is earned on invested assets and what is paid on liabilities. The Company seeks to minimize the impact of interest risk through surrender charges that are imposed to discourage policy surrenders. Interest rate changes can be anticipated and risk may be limited due to management actions regarding asset and liability instruments. However, potential changes in the values of financial instruments indicated by hypothetical interest changes will likely be different from actual changes experienced, and the differences may be material.

Market risk-sensitive assets include debt securities, equity securities which are almost entirely preferred stocks, mortgage loans, policy loans, and index options. The Company does not maintain a securities trading portfolio. Market risk- sensitive liabilities include policy liabilities for deferred and immediate investment annuity contracts and supplemental contracts. Sensitivity analysis expresses the potential gain or loss in fair value, over a selected time period, from one or more selected hypothetical changes in interest rates which are reasonably possible in the near term. The Company performed detailed sensitivity analysis at December 31, 1998, for its interest rate-sensitive assets. Based on the recent increase in market interest rates as previously described above, the changes in market values of the Company's assets are within the expected range of results of this analysis.

In addition to the securities described above, the Company invests in index options which are derivative financial instruments used to hedge the equity return component of the Company's equity-indexed annuities. The values of these options are primarily impacted by equity price risk, as the options' fair values are dependent on the performance of the S&P 500 Composite Stock Price Index. However, increases or decreases in investment returns from these options are directly offset by corresponding increases or decreases in amounts paid to equity-indexed annuity policyholders.

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

Another important aspect of the Company's investment philosophy is managing the cash flow stability of the portfolio. Because expected maturities of securities may differ from contractual maturities due to prepayments, extensions, and calls, the Company takes steps to manage and minimize such risks. The Company continues to invest primarily in corporate debt securities, many of which are noncallable, which helps reduce prepayment and call risks. At March 31, 1999, corporate and public utility securities represented over 67% of the entire debt securities portfolio.

Mortgage-backed securities are also an important component of the Company's debt securities portfolio, representing 22% of the portfolio at March 31, 1999. Although holdings of mortgage-backed securities are subject to prepayment and extension risks, both of these risks are addressed by specific portfolio management strategies which add stability to the Company's cash flow management. The Company substantially reduces both prepayment and extension risks of mortgage-backed securities by investing primarily in collateralized mortgage obligations which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I (PAC I) CMOs, are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

As of March 31, 1999, CMOs represent about 93% of the Company's mortgage-backed securities. The CMOs in the Company's portfolio have been modeled and subjected to detailed, comprehensive analysis by the Company's investment staff. The overall structure of the CMO as well as the individual tranche being considered for purchase have been evaluated to ensure that the security fits appropriately within the Company's investment philosophy and asset/liability management parameters. The Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension, and credit risks.

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



                                                 Below Investment
                                               Grade Debt Securities
                                                                      % of
                                       Carrying        Fair        Invested
                                        Value          Value         Assets
                                                  (In thousands)


March 31, 1999                   $       55,003         53,709          1.7%

December 31, 1998                $       44,974         45,317          1.4%

December 31, 1997                $       41,149         41,969          1.4%



The Company's strong credit risk management and commitment to quality has resulted in minimal defaults in the debt securities portfolio in recent years. At March 31, 1999, and December 31, 1998, no securities were in default and on nonaccrual status.


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

Portfolio Analysis

The Company held net investments in mortgage loans totaling $169,675,000 and $174,921,000, or 5.4% and 5.6% of total invested assets, at March 31, 1999, and December 31, 1998, respectively. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

The diversification of the mortgage loan portfolio by geographic regions of the United States and by property type as of March 31, 1999, and December 31, 1998, was as follows:


                                        March 31,       December 31,
                                           1999             1998


West South Central                         58.8%             57.1%
Mountain                                   20.4              19.4
Pacific                                     7.8               7.7
South Atlantic                              5.5               4.8
East South Central                          4.7               4.6
Middle Atlantic                             2.3               2.2
Other                                       0.5               4.2

Totals                                    100.0%            100.0%




                                        March 31,       December 31,
                                           1999             1998


Retail                                     56.8%             56.7%
Office                                     22.3              21.0
Hotel/Motel                                 8.0               7.9
Land/Lots                                   3.6               4.1
Apartment                                   3.2               4.2
Nursing Homes                               3.0               3.0
Other                                       3.1               3.1

Totals                                    100.0%            100.0%


As of March 31, 1999, the allowance for possible losses on mortgage loans was $4,640,000. No additions were made to the allowance in the first quarter of 1999. Although management believes that the current balance is adequate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the West South Central region which includes Texas, Louisiana, Oklahoma, and Arkansas, as this area contains the highest concentrations of the Company's mortgage loans.

The Company currently places all loans past due three months or more on nonaccrual status, thus recognizing no interest income on the loans. Also, the Company will at times restructure mortgage loans under certain conditions which may involve changes in interest rates, payment terms, or other modifications. For the three months ended March 31, 1999 and 1998, the reductions in interest income due to nonaccrual and restructured mortgage loans were not significant.

The Company owns real estate that was acquired through foreclosure and through direct investment totaling approximately $11,547,000 and $13,553,000 at March 31, 1999, and December 31, 1998, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized operating income on these properties of approximately $283,000 and $122,000 for the three months ended March 31, 1999 and 1998. The Company does not anticipate significant changes in these operating results in the near future. Also during the first quarter of 1999, the Company sold a real estate property resulting in a realized gain on investments totaling $1,419,000.

The Company monitors the conditions and market values of these properties on a regular basis. No significant realized losses were recognized due to declines in values of properties for the three months ended March 31, 1999 and 1998, respectively. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed.


RESULTS OF OPERATIONS

Consolidated Operations

Summary of Consolidated Operating Results

A summary of operating results for the three months ended March 31, 1999 and 1998 is provided below:


                                           Three Months Ended March 31,
                                               1999            1998
                                        (In thousands except per share data)


Revenues:
Revenues, excluding realized
gains on investments                  $       81,945          79,483
Realized gains on investments                  4,805             662

Total revenues                        $       86,750          80,145

Earnings:
Earnings from operations              $       10,980           9,940
Net realized gains on investments              3,123             430

Net earnings                          $       14,103          10,370

Basic Earnings Per Share:
Earnings from operations              $         3.14            2.85
Net realized gains on investments               0.89            0.12

Net earnings                          $         4.03            2.97

Diluted Earnings Per Share:
Earnings from operations              $         3.11            2.82
Net realized gains on investments               0.88            0.12


Net earnings                          $         3.99            2.94



Consolidated Operating Results: Earnings from operations, excluding net realized gains on investments, were $10,980,000 for the quarter ended March 31, 1999, compared to $9,940,000 for the first quarter of 1998. This reflects an increase of $1,040,000, or 10.5%, over 1998 first quarter earnings. Several factors contributed to the increase in earnings. Universal life and annuity contract revenues increased 6.1% from the first quarter of 1998 and life insurance benefit claims were significantly lower. Life insurance benefit claims were 27.1% lower in the first quarter of 1999 compared to the 1998 first quarter in which claims were higher than historical averages.

The Company recorded realized gains on investments, net of taxes, totaling $3,123,000 for the quarter ended March 31, 1999, compared to gains of $430,000 for the first quarter of 1998. The 1999 gains were primarily from sales and calls of investments in debt securities totaling $1,687,000, net of taxes. Also included in 1999 was a net gain totaling $922,000 from the sale of investment real estate owned by one of National Western's subsidiaries, NWL 806 Main, Inc.

As previously reported, the bankruptcy reorganization of the Company's wholly owned subsidiary, The Westcap Corporation, was completed in the first quarter of 1999. Pursuant to the reorganization plan, National Western retained 100% continuing ownership of the reorganized Westcap and the subsidiary is now operating as a real estate management company. No losses were reported for discontinued brokerage operations in the first quarter of 1999 as the entire $14,125,000 settlement payment was accrued and reported as a loss in the third quarter of 1998.

Net Investment Income: Net investment income increased 4.2% from the first quarter of 1998, due primarily to corresponding increases in invested assets for the same period and due to other investment income from index options used to hedge the equity return component of the Company's equity-indexed annuity products. The increase in invested assets was primarily from debt securities. The Company experienced declines in investment income from mortgage loans which is consistent with decreases in mortgage loans as previously described. A detail of net investment income is provided below:



                                      Three Months Ended March 31,
                                          1999            1998
                                            (In thousands)


Investment income:
    Debt securities              $       50,379          47,336
    Mortgage loans                        4,248           4,488
    Policy loans                          2,111           2,425
    Index options                         1,575           1,270
    Other investment income                 832             607

Total investment income                  59,145          56,126
Investment expenses                       1,293             588


Net investment income            $       57,852          55,538


Other Income: Other income decreased significantly from $535,000 in 1998 to $150,000 in 1999. The higher income in 1998 was due to proceeds received from the U.S. government related to previous litigation involving a failed savings and loan institution. The litigation related to the Company's previous investment in bonds of the financial institution and subsequent losses incurred upon its failure.

Realized Gains and Losses on Investments: The Company recorded realized gains of $4,805,000 and $662,000 in the first quarters of 1999 and 1998, respectively. As previously described, the 1999 gains were primarily from sales and calls of investments in debt securities totaling $2,595,000 and a gain of $1,419,000 from the sale of investment real estate. The gains in 1998 were primarily from debt securities that were called.

Life and Other Policy Benefits: Expenses in 1999 and 1998 were $8.7 million and $10.7 million, respectively. The significant decrease in expenses is due to lower life insurance benefit claims. Mortality claims experience fluctuates from period to period, and such deviations are not uncommon in the life insurance industry. Over extended periods of time, higher claims experience tends to be offset by periods of lower claims experience. The Company utilizes reinsurance to help minimize its exposure to adverse mortality experience. The Company's general policy is to reinsure amounts in excess of $200,000 on the life of any one individual. A comparative detail of life and other policy benefits is provided below:


                                        Three Months Ended March 31,
                                           1999             1998
                                               (In thousands)


Life insurance benefit claims          $      5,524             7,578
Surrenders of traditional products            2,460             2,642
Other policy benefits                           704               454

Totals                                 $      8,688            10,674



Universal Life and Investment Annuity Contract Interest: The Company closely monitors its credited interest rates, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. Rates are established or adjusted after careful consideration and evaluation of these factors against established objectives. Average credited rates, calculated based on policy reserves for the Company's universal life and investment annuity business, have declined since 1996, which is consistent with declines in market interest rates. As market interest rates fluctuate, the Company's credited interest rates are often adjusted accordingly, while also taking into consideration other factors as described above. Contract interest totaled $40.6 million and $38.3 million for the quarters ended March 31, 1999 and 1998, respectively. The increase is primarily attributable to interest totaling $4.7 million for the Company's equity-indexed annuity products. As previously described, the Company purchases index options to provide the potential higher interest to be credited on these products. The income provided by the index options substantially offsets the interest credited to the policyholders.

Other Insurance Operating Expenses: These expenses totaled $6,701,000 and $7,241,000 for the quarters ended March 31, 1999 and 1998, respectively. Included in 1998 expenses is a $200,000 lawsuit settlement payment by National Western to San Patricio County, Texas. The lawsuit arose from derivative investments purchased by San Patricio County from affiliates of The Westcap Corporation. As part of the settlement, National Western received a general release of all claims asserted with no admission of liability.

Federal  Income Taxes:   Federal  income  taxes include  no unusual  items  as
effective tax rates for the quarters ended March 31, 1999 and 1998 were 34.2% and 34.8%, respectively.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the quarters ended March 31, 1999 and 1998 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.


                    Domestic   International
                      Life          Life                   All
                    Insurance    Insurance   Annuities    Others    Totals
                                          (In thousands)


Segment earnings
(losses):

  March 31, 1999    $    2,082       1,410       7,367       121     10,980

  March 31, 1998         2,375         909       6,691       (35)     9,940



Domestic Life Insurance Operations

The Company's domestic life insurance operations concentrate marketing efforts on federal employees, seniors, and specific employee groups in private industry, as well as individual sales. The products marketed are universal life insurance and traditional life insurance, which includes both term and whole life products. National Western markets and distributes its domestic products primarily through independent agents and brokers and independent marketing organizations (IMOs). The IMOs also assist the Company in recruiting, contracting, and supervising agents as well as providing additional financial resources for product marketing. Geographically, the domestic life  insurance operations  market  products in  most of  the  United
States, which encompasses 43 states and the District of Columbia. The states in which the Company does not conduct business are primarily in the northeast and include Connecticut, Delaware, Massachusetts, New Hampshire, New Jersey, New York, and Vermont.

Earnings for the domestic life insurance operating segment were $2,082,000 and $2,375,000 for the three months ended March 31, 1999 and 1998, respectively. The slight decrease in earnings in 1999 is primarily due to higher amortization of deferred policy acquisition costs and lower other income. However, these fluctuations were substantially offset by lower life insurance benefit claims and other operating expenses during the first quarter of 1999. A detailed analysis of significant revenues and expenses for this segment is provided below.

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


                                        Three Months Ended March  31,
                                             1999           1998
                                                (In thousands)


Universal life insurance:
    Cost of insurance                  $     2,837           2,547
    Surrender charges                          406             480
    Policy fees and other revenues             308             336
Traditional life insurance premiums          2,240           2,482

Totals                                 $     5,791           5,845



Actual  universal life  insurance deposits  collected for  the quarters  ended
March 31, 1999 and 1998 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                     Three Months Ended March 31,
                                           1999          1998
                                             (In thousands)


Universal life insurance:
    First year and single premiums   $       1,105          1,730
    Renewal premiums                         3,769          3,569

Totals                               $       4,874          5,299



Other income for the quarters ended March 31, 1999 and 1998 totaled $16,000 and $454,000, respectively. Other income was higher in 1998 primarily due to proceeds totaling $444,000 received from the U.S. government related to previous litigation involving a failed savings and loan institution. The litigation involved the Company's previous investment in bonds of the financial institution and subsequent losses incurred upon its failure. The financial institution had also purchased life insurance from National Western, the cash values of which served as collateral for the bonds.

Significant expenses for domestic life insurance operations are summarized below:


                                                  Three Months Ended March 31,
                                                       1999           1998
                                                         (In thousands)


Life insurance benefit claims                     $      2,838          4,319
Universal life insurance contract interest               2,449          2,431
Amortization of deferred policy
acquisition costs                                          932            464
Other operating expenses                                 2,062          2,392


Life insurance benefit claims were significantly lower in 1999 at $2,838,000 compared to $4,319,000 in 1998. The 1998 benefit claims were higher than historical averages. Mortality claims experience fluctuates from period to period, and such deviations are not uncommon in the life insurance industry. Over extended periods of time, higher claims experience tends to be offset by periods of lower claims experience. Additionally, the Company utilizes reinsurance to help minimize its exposure to adverse mortality experience. The Company's general policy is to reinsure amounts in excess of $200,000 on the life of any one individual.

Universal life insurance contract interest has remained relatively constant at $2,449,000 in 1999 compared to $2,431,000 in 1998. The small growth in the domestic block of business has resulted in relatively stable overall interest.

Amortization of deferred policy acquisition costs has increased from $464,000 in 1998 to $932,000 in 1999. These expenses represent the amortization of the costs of acquiring or producing new business, which consists primarily of agents' commissions. The majority of such costs are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted by the level of policy surrenders.

International Life Insurance Operations

The Company's international life insurance operations focus marketing efforts on foreign nationals in upper socioeconomic classes with substantial financial resources. Insurance sales are primarily on insureds from countries in Central and South America, the Caribbean, and the Pacific Rim. Policy sales on insureds from numerous countries in these different regions provides diversification that helps to minimize large fluctuations in sales that can occur due to various economic, political, and competitive pressures that may occur from one country to another. Historically, the top three countries in insurance sales have often been Argentina, Chile, and Peru. Products sold in the international market include both universal life and traditional life insurance products. The Company minimizes exposure to foreign currency risks, as almost all foreign policies require payment of premiums and claims in United States dollars. Sales production from the international market is from independent broker-agents, many of whom have been selling National Western products for 20 or more years.

Earnings for the international life insurance operating segment were $1,410,000 and $909,000 for the quarters ended March 31, 1999 and 1998, respectively. Earnings in 1999 were higher primarily due to increases in universal life insurance revenues and lower life insurance benefit claims. The higher earnings were somewhat tempered by higher amortization of deferred policy acquisition costs and other operating expenses. A detailed analysis of significant revenues and expenses for this segment is provided below.

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. The international operations' marketing efforts are also focused more on universal life insurance, and, as a result, revenues from these products continue to increase over traditional products. Cost of insurance revenues continue to increase as the international block of business grows. Surrender charge revenues were also higher in 1999 as international surrenders increased during the first quarter of 1999. A comparative detail of premiums and contract revenues is provided below:



                                        Three Months Ended March 31,
                                             1999            1998
                                                (In thousands)


Universal life insurance:
    Cost of insurance                  $      7,221           6,651
    Surrender charges                         1,956           1,487
    Policy fees and other revenues              898             839
Traditional life insurance premiums             153             608

Totals                                 $     10,228           9,585



Actual  universal life  insurance deposits  collected for  the quarters  ended
March 31, 1999 and 1998 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                         Three Months Ended March 31,
                                              1999            1998
                                                 (In thousands)


Universal life insurance:
    First year and single premiums      $       2,569          2,588
    Renewal premiums                            8,486          7,728

Totals                                  $      11,055         10,316


Significant  expenses  for   international  life   insurance  operations   are
summarized below:


                                            Three Months Ended March 31,
                                                1999            1998
                                                   (In thousands)


Life insurance benefit claims           $        2,686           3,259
Universal life insurance
contract interest                                3,433           3,288
Amortization of deferred
policy acquisition costs                         3,279           2,842
Other operating expenses                         2,135           1,722


Life insurance benefit claims were abnormally high in 1998 at $3,259,000 compared to $2,686,000 in 1999. As previously described for domestic life insurance operations, mortality claims fluctuate from period to period. These deviations, which can at times be significant, are not uncommon in the life insurance industry.

Universal life insurance contract interest increased slightly from  $3,288,000
in 1998  to  $3,433,000  in  1999.   The  increase  in  contract  interest  is
consistent with growth in the universal life insurance business.

Amortization of deferred policy acquisition costs was significantly higher in 1999, totaling $3,279,000 compared to $2,842,000 in 1998. This increase is consistent with the increase in policy surrenders for the first quarter of 1999 as previously described.

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

Annuities sold include single and flexible premium deferred annuities, single premium immediate annuities, and equity-indexed annuities. These products can be tax qualified or nonqualified annuities. In recent years the majority of annuities sold have been nonqualified deferred annuities. The Company also continues to collect additional premiums on existing two-tier annuities, as a large portion of the two-tier block of business is flexible premium annuities on which renewal premiums continue to be collected. However, the Company has not sold two-tier annuities since 1992.

Earnings for the annuity operating segment were $7,367,000 and $6,691,000 for the quarters ended March 31, 1999 and 1998, respectively. Earnings for 1999 were up from 1998 primarily due to lower amortization of deferred policy acquisition costs and other operating expenses. A detailed analysis of significant revenues and expenses for this segment is provided below.

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


                                             Three Months Ended March 31,
                                                 1999            1998
                                                    (In thousands)


Surrender charges:
   Two-tier annuities                    $        4,643           4,830
   Single-tier annuities                          1,829           1,491

Total surrender charges                           6,472           6,321
Payout annuity and other revenues                 1,434           1,639
Traditional annuity premiums                         18              20

Totals                                   $        7,924           7,980



Actual annuity deposits collected for the quarters ended March 31, 1999 and 1998 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                           Three Months Ended March 31,
                                                 1999           1998
                                                   (In thousands)


Deferred annuities:
    Equity-indexed                       $       45,630         21,732
    Other                                        51,818         43,243

Total deferred annuities                         97,448         64,975
Immediate annuities                               7,624          4,499

Totals                                   $      105,072         69,474



The growth in annuity deposits as reflected in the table above is primarily attributable to the Company's equity-indexed annuities. The Company diversified its annuity products offered to customers by introducing an equity-indexed annuity in late 1997. As this product was still very new, sales continued to grow throughout the first quarter of 1998. Sales then began to level off in the second quarter of 1998. The equity-indexed annuity is a flexible premium deferred annuity which combines the features associated with traditional fixed annuities, with the option to have interest rates that are linked in part to an equity index, the S&P 500 Composite Stock Price Index. This annuity is a long-term contract designed as a planning vehicle for retirement security. It is attractive to customers, as it has guaranteed minimum interest rates, coupled with the potential for significantly higher returns based on an equity index component. Also, because the Company does not offer variable products or mutual funds, this product provides a key equity-based alternative to the Company's existing fixed annuity products.

The Company implemented an investment hedging program to offset the potential higher returns required to be paid on these products. Specifically, the Company purchases index options from highly rated banks and brokerage firms. These index options act as hedges to match closely the returns based on the S&P 500 Composite Stock Price Index which may be paid to policyholders.

Net  investment  income  for the  first  quarters  of 1999  and  1998  totaled
$45,896,000 and $43,709,000, respectively. The increase in net investment income in 1999 is due primarily to the increase in premium production from sales of the Company's equity-indexed annuities, which resulted in increases in invested assets. Net investment income also includes $1,575,000 and $1,270,000 of income from index options for the quarters ended March 31, 1999 and 1998, respectively.

Significant expenses for annuity operations are summarized below:


                                             Three Months Ended March 31,
                                                 1999            1998
                                                    (In thousands)


Annuity contract interest                $       34,729          32,616
Amortization of deferred policy
 acquisition costs                                5,360           5,639
Other operating expenses                          2,504           3,127


Annuity contract interest was $34.7 million in 1999 compared to $32.6 million in 1998. The increase is largely due to increases in annuities in force from sales of equity-indexed annuities and higher credited rates that can be paid on these policies. Contract interest on equity-indexed annuities totaled $4,726,000 in 1999. Amounts for 1998 were relatively insignificant, as total equity-indexed annuities in force were small as of March 31, 1998. Although 1999 contract interest is higher due to equity-indexed annuities, net investment income for 1999 also includes an additional $1,575,000 from index options which are used to hedge the equity return component of these products. Differences between income from index options and contract interest credited to policyholders will occur for several reasons. The most significant reason is the costs of the index options are essentially amortized against net investment income as the options are marked to fair value each reporting period. The costs of options are covered by additional income earned on debt securities purchased with equity-indexed annuity premiums. Other differences are due to asset fees charged against policyholder contract interest, surrenders and death benefits on annuities within the annual hedging period, and inherent differences between index option fair values and policy liability reserving requirements such as minimum guaranteed interest rates.

Amortization of deferred policy acquisition costs represents the amortization of the costs of acquiring or producing new business, primarily agents' commissions, the majority of which are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted by the level of policy surrenders. Amortization for 1999 and 1998 was $5,360,000 and $5,639,000, respectively.

Other operating expenses totaled $2,504,000 for the first quarter of 1999 compared to $3,127,000 for the comparable 1998 period. Expenses for 1998 were higher primarily due to the previously mentioned San Patricio County lawsuit settlement.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate and other investment operations through the following wholly owned subsidiaries: NWL Investments, Inc., NWL Properties, Inc., NWL 806 Main, Inc., NWL Services, Inc., and NWL Financial, Inc. Also, during January, 1999, the Company's wholly owned subsidiary, The Westcap Corporation, completed its Chapter 11 bankruptcy reorganization. With the reorganization complete, National Western transferred its investment real estate holdings totaling approximately $11,589,000 to Westcap and the subsidiary is now operating as a real estate management company. Earnings for these other operations totaled $121,000 for the first quarter of 1999. Operating results for the comparable 1998 period reflected losses totaling $35,000.

Most of the income from the Company's subsidiaries is from a life interest in the Libbie Shearn Moody Trust. This asset was owned by National Western Life Insurance Company during 1996 but was transferred to NWL Services, Inc., in 1997. Dividend distributions from the Trust are declared semi-annually in June and December each year. Because the asset is a life interest, these distributions are only accrued in the Company's financial statements when declared. Semi-annual distributions in recent years typically exceed $1.6 million.


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

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $28.4 million and $41.7 million for the three months ended March 31, 1999 and 1998, respectively. Net cash flows from the Company's deposit product operations, which includes universal life and investment annuity products, totaled $16.1 million in the first quarter of 1999, and reflected cash outflows of $11.4 million for the comparable period of 1998. The net cash outflows in 1998 from the deposit product operations were due primarily to higher policy surrenders, offset significantly by higher annuity production from the Company's equity-indexed annuity product.

The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $41.9 million and $45.5 million for the quarters ended March 31, 1999 and 1998, respectively. The Company again expects significant cash flows from these sources throughout the remainder of 1999.

Capital Resources

The Company relies on stockholders' equity for its capital resources, as there has been no long-term debt outstanding in 1999 or recent years. The Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 1999.

Stockholders' equity totaled $445.8 million at March 31, 1999, reflecting an increase of $7.5 million from December 31, 1998. The increase in capital is primarily from net earnings of $14.1 million, offset by a decline in net unrealized gains on investment securities totaling $6.6 million during the first quarter of 1999. Book value per share at March 31, 1999, was $127.44.


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

National Western does have some exposure to date-sensitive embedded technology such as microcontrollers, but the Company views this exposure as minimal.
Unlike other industries that may be equipment intensive, such as manufacturing, National Western is a financial services company providing insurance and annuities to its customers. As such, the primary equipment and electronic devices used are computers and telephone-related equipment. This type of hardware can have date-sensitive embedded technology which could be subject to Year 2000 problems. Because of this exposure, National Western has reviewed its computer hardware and telephone systems, with assistance from the applicable vendors, and has replaced items that would not properly process date-sensitive data in the Year 2000 or beyond. This project was substantially completed as of December 31, 1998.

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

The Company has reviewed Year 2000-related costs incurred to date and is monitoring potential future costs to complete its Year 2000 plan. Such costs are not expected to exceed $250,000. A significant amount of these costs have not and will not be incremental costs to the Company, as internal resources are primarily being used and will continue to be utilized and reallocated as needed. Also, for externally developed systems under licensing contracts, costs are primarily borne by the software developer. Costs already incurred as of March 31, 1999, related to the Year 2000 plan total approximately $170,000.


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


              ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK


This information is included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Investments in Debt and Equity Securities section.


                         PART II.  OTHER INFORMATION

                          ITEM 1. LEGAL PROCEEDINGS

The Westcap Corporation Bankruptcy Proceedings

As previously reported in the Company's 1998 Form 10-K, the bankruptcy reorganization of the Company's wholly owned subsidiary, The Westcap Corporation, was completed in the first quarter of 1999. Pursuant to the reorganization plan, National Western retained 100% continuing ownership of the reorganized Westcap and the subsidiary is now operating as a real estate management company. No losses were reported for discontinued brokerage operations in the first quarter of 1999 as the entire $14,125,000 settlement payment was accrued and reported as a loss in the third quarter of 1998.

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


                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

Exhibit 11   - Computation of  Earnings Per Share  (filed on page  __  of this report).

Exhibit 27   - Financial  Data  Schedule  (filed  electronically pursuant  to
               Regulation S-K).

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1999.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   NATIONAL WESTERN LIFE INSURANCE COMPANY
                                 (Registrant)







Date:  May 14, 1999                       /S/ Ross R. Moody
                                          Ross R. Moody
                                          President, Chief Operating Officer,
                                          and Director
                                          (Authorized Officer)



Date:  May 14, 1999                       /S/ Robert L. Busby, III
                                          Robert L. Busby, III
                                          Senior Vice President -
                                          Chief Administrative Officer,
                                          Chief Financial Officer and
                                          Treasurer
                                          (Principal Financial Officer)



Date:  May 14, 1999                       /S/ Vincent L. Kasch
                                          Vincent L. Kasch
                                          Vice President - Controller
                                          and Assistant Treasurer
                                          (Principal Accounting Officer)