Form 10-Q
period 1999-06-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 1999-08-16
CIK 70684

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                    FORM 10-Q


[ x  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended June 30, 1999

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

Yes [ x  ]     No  [      ]


As of August 12, 1999, the number of shares of Registrant's common stock outstanding was: Class A - 3,300,728 and Class B - 200,000.




             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                      INDEX



Part I.  Financial Information:                                        Page

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
June 30, 1999 (Unaudited) and December 31, 1998

Condensed Consolidated Statements of Earnings
For the Three Months Ended June 30, 1999 and 1998 (Unaudited)

Condensed Consolidated Statements of Earnings
For the Six Months Ended June 30, 1999 and 1998 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended June 30, 1999 and 1998 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Six Months Ended June 30, 1999 and 1998 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 1999 and 1998 (Unaudited)

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 1999 and 1998 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II.  Other Information:

Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit 11 - Computation of Earnings per Share
For the Three Months Ended June 30, 1999 and 1998 (Unaudited)

Exhibit 11 - Computation of Earnings per Share
For the Six Months Ended June 30, 1999 and 1998 (Unaudited)







                        PART I.  FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)



                                                   (Unaudited)
                                                    June 30,     December 31,
       ASSETS                                         1999           1998


Cash and investments:
    Securities held to maturity,
    at amortized cost                            $  2,104,808    2,029,728
    Securities available for sale,
    at fair value                                     720,859      735,587
    Mortgage loans, net of allowances for
    possible losses ($4,640 and $4,640)               173,826      174,921
    Policy loans                                      119,108      124,441
    Index options                                      37,854       23,900
    Other long-term investments                        33,350       24,999
    Cash and short-term investments                     4,880       24,508

Total cash and investments                          3,194,685    3,138,084

Accrued investment income                              46,071       44,777
Deferred policy acquisition costs                     343,561      314,493
Other assets                                           15,535       20,601
Assets of discontinued operations                        -              48

                                                 $  3,599,852    3,518,003


Note: The balance sheet at December 31, 1998, has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.




             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)


                                                   (Unaudited)
                                                    June 30,   December 31,
      LIABILITIES AND STOCKHOLDERS' EQUITY            1999         1998


LIABILITIES:

Future policy benefits:
    Traditional life and annuity products        $    166,599      167,248
    Universal life and investment
    annuity contracts                               2,904,357    2,812,230
Other policyholder liabilities                         24,077       23,955
Federal income taxes payable:
    Current                                             2,658        5,221
    Deferred                                            2,477        9,646
Other liabilities                                      48,989       61,290
Liabilities of discontinued operations                   -              48

Total liabilities                                   3,149,157    3,079,638

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:

Common stock:
    Class A - $1 par value; 7,500,000
    shares authorized;  3,300,728
    and 3,298,128 shares issued and
    outstanding in 1999 and 1998                        3,301        3,298
    Class B - $1 par value; 200,000
    shares authorized, issued,
    and outstanding in 1999 and 1998                      200          200
Additional paid-in capital                             25,028       24,899
Accumulated other comprehensive income                  4,531       18,634
Retained earnings                                     417,635      391,334

Total stockholders' equity                            450,695      438,365

                                                 $  3,599,852    3,518,003


Note: The balance sheet at December 31, 1998, has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.



             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                For the Three Months Ended June 30, 1999 and 1998
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                       1999         1998


Premiums and other revenue:
    Life and annuity premiums                    $      3,381        3,457
    Universal life and investment
    annuity contract revenues                          20,658       20,291
    Net investment income                              64,704       57,261
    Other income                                          127          276
    Realized gains on investments                         873          846

Total premiums and other revenue                       89,743       82,131

Benefits and expenses:
    Life and other policy benefits                      8,465        8,454
    Decrease in liabilities for
    future policy benefits                               (408)        (536)
    Amortization of deferred policy
    acquisition costs                                  10,435       11,455
    Universal life and investment
    annuity contract interest                          44,993       37,215
    Other operating expenses                            7,828        7,087

Total benefits and expenses                            71,313       63,675

Earnings before Federal income taxes                   18,430       18,456

Provision (benefit) for Federal income taxes:
    Current                                             7,664        7,428
    Deferred                                           (1,432)      (1,242)

Total Federal income taxes                              6,232        6,186

Net earnings                                     $     12,198       12,270

Basic Earnings Per Share:
    Net earnings                                 $       3.49         3.51

Diluted Earnings Per Share:
    Net earnings                                 $       3.46         3.48


See accompanying notes to condensed consolidated financial statements.



              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  For the Six Months Ended June 30, 1999 and 1998
                                    (Unaudited)
                      (In thousands except per share amounts)


                                                      1999         1998


Premiums and other revenue:
    Life and annuity premiums                    $      5,792        6,567
    Universal life and investment
    annuity contract revenues                          42,190       40,591
    Net investment income                             122,556      112,799
    Other income                                          277          811
    Realized gains on investments                       5,678        1,508

Total premiums and other revenue                      176,493      162,276

Benefits and expenses:
    Life and other policy benefits                     17,153       19,128
    Decrease in liabilities for
    future policy benefits                               (649)      (1,493)
    Amortization of deferred policy
    acquisition costs                                  20,006       20,400
    Universal life and investment
    annuity contract interest                          85,604       75,550
    Other operating expenses                           14,529       14,328

Total benefits and expenses                           136,643      127,913

Earnings before Federal income taxes                   39,850       34,363

Provision (benefit) for Federal income taxes:
    Current                                            13,124       12,645
    Deferred                                              425         (922)

Total Federal income taxes                             13,549       11,723

Net earnings                                     $     26,301       22,640

Basic Earnings Per Share:
    Net earnings                                 $       7.52         6.48

Diluted Earnings Per Share:
    Net earnings                                 $       7.45         6.42



See accompanying notes to condensed consolidated financial statements.




             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                For the Three Months Ended June 30, 1999 and 1998
                                   (Unaudited)
                                  (In thousands)

                                                      1999          1998


Net earnings                                     $     12,198       12,270

Other comprehensive income (loss),
net of effects of
deferred policy acquisition costs and taxes:
    Unrealized gains (losses) on securities:
        Unrealized holding gains (losses)
        arising during period                          (7,060)       1,948
        Less: reclassification adjustment for
        gains included in net earnings                   (377)        (417)
        Amortization of net unrealized gains
        related to transferred securities                  54          (11)

        Net unrealized gains (losses)
        on securities                                  (7,383)       1,520

    Foreign currency translation adjustments              (69)         (93)

Other comprehensive income (loss)                      (7,452)       1,427

Comprehensive income                             $      4,746       13,697


See accompanying notes to condensed consolidated financial statements.



             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)
                                  (In thousands)

                                                      1999         1998


Net earnings                                     $     26,301       22,640

Other comprehensive income (loss),
net of effects of deferred policy
acquisition costs and taxes:
    Unrealized gains (losses) on securities:
        Unrealized holding gains (losses)
        arising during period                         (11,946)       1,602
        Less: reclassification adjustment for
        gains included in net earnings                 (2,048)        (417)
        Amortization of net unrealized gains
        related to transferred securities                 (31)        (334)

        Net unrealized gains (losses)
        on securities                                 (14,025)         851

    Foreign currency translation adjustments              (78)         (35)

Other comprehensive income (loss)                     (14,103)         816

Comprehensive income                             $     12,198       23,456



See accompanying notes to condensed consolidated financial statements.



             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)
                                  (In thousands)

                                                      1999         1998


Common stock:
    Balance at beginning of year                 $      3,498        3,492
    Shares exercised under stock option plan                3            4

Balance at end of period                                3,501        3,496

Additional paid-in capital:
    Balance at beginning of year                       24,899       24,662
    Shares exercised under stock option plan              129          167

Balance at end of period                               25,028       24,829

Accumulated other comprehensive income:
     Unrealized gains (losses) on securities:
        Balance at beginning of year                   16,000       13,782
        Change in unrealized gains
        (losses) during period                        (14,025)         851

        Balance at end of period                        1,975       14,633

    Foreign currency translation adjustments:
        Balance at beginning of year                    2,634        2,486
        Change in translation adjustments
        during period                                     (78)         (35)

        Balance at end of period                        2,556        2,451

Accumulated other comprehensive
income at end of period                                 4,531       17,084

Retained earnings:
    Balance at beginning of year                      391,334      356,441
    Net earnings                                       26,301       22,640

Balance at end of  period                             417,635      379,081

Total stockholders' equity                       $    450,695      424,490




See accompanying notes to condensed consolidated financial statements.



             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)
                                  (In thousands)


                                                      1999         1998


Cash flows from operating activities:
    Net earnings                                 $     26,301       22,640
    Adjustments to reconcile net earnings
    to net cash from operating activities:
    Universal life and investment
    annuity contract interest                          85,604       75,550
    Surrender charges and
    other policy revenues                             (19,616)     (19,720)
    Realized gains on investments                      (5,678)      (1,508)
    Accrual and amortization
    of investment income                               (2,670)      (4,495)
    Depreciation and amortization                         505          481
    Decrease in insurance receivables
    and other assets                                    4,965          723
    Increase in accrued investment income              (1,294)      (1,746)
    Increase in deferred policy
    acquisition costs                                 (12,033)      (7,345)
    Decrease in liability for
    future policy benefits                               (649)      (1,493)
    Increase in other policyholder liabilities            122           83
    Decrease in Federal income taxes payable           (2,138)        (113)
    Increase (decrease) in other liabilities          (12,301)       9,982
    Increase in value of index options                 (6,836)      (1,383)
    Other                                                (221)        -

Net cash provided by operating activities              54,061       71,656

Cash flows from investing activities:
    Proceeds from sales of:
       Securities held to maturity                       -           2,978
       Securities available for sale                   40,101         -
       Other investments                                9,848        2,442
    Proceeds from maturities and redemptions of:
       Securities held to maturity                     42,997       59,489
       Securities available for sale                   34,535       30,782
    Purchases of:
       Securities held to maturity                   (116,474)    (112,623)
       Securities available for sale                  (93,984)     (84,815)
       Other investments                              (23,512)      (7,337)
    Principal payments on mortgage loans               29,140       16,116
    Cost of mortgage loans acquired                   (27,951)      (3,224)
    Decrease in policy loans                            5,333        4,852
    Decrease in assets of
    discontinued operations                                48          229
    Decrease in liabilities
    of discontinued operations                            (48)        (229)
    Other                                                (212)        (255)

Net cash used in investing activities                (100,179)     (91,595)


(Continued on next page)



             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                 For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)
                                  (In thousands)

                                                      1999         1998


Cash flows from financing activities:
    Deposits to account balances
    for universal life
    and investment annuity contracts             $    210,832      195,073
    Return of account balances
    on universal life
    and investment annuity contracts                 (184,474)    (170,071)
    Issuance of common stock under
    stock option plan                                     132          171

Net cash provided by financing activities              26,490       25,173

Net increase (decrease) in cash
and short-term investments                            (19,628)       5,234
Cash and short-term investments
at beginning of year                                   24,508        7,870

Cash and short-term investments
at end of period                                 $      4,880       13,104


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

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of its operations for the three months and six months ended June 30, 1999 and 1998, and its cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the three months and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


(2) STOCKHOLDERS' EQUITY

(A) Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below:

                                                Six Months Ended June 30,
                                                     1999         1998
                                                      (In thousands)


Common stock shares outstanding:
   Shares outstanding at beginning of year            3,498         3,492
   Shares exercised under stock option plan               3             4

Shares outstanding at end of period                   3,501         3,496



(B)  Dividends

The Company paid no cash dividends on common stock during the six months ended June 30, 1999 and 1998.


(3)  DISCONTINUED BROKERAGE OPERATIONS

The Chapter 11 bankruptcy reorganization of the Company's wholly owned subsidiary, The Westcap Corporation, was completed in the first quarter of 1999. Pursuant to the reorganization plan, National Western retained 100% continuing ownership of the reorganized Westcap and the subsidiary is now operating as a real estate management company. No losses were reported for discontinued brokerage operations in 1999 as the entire $14,125,000 settlement payment was accrued and reported as a loss in the third quarter of 1998. Any additional losses will depend on the results of The City Colleges lawsuit filed against National Western on March 28, 1994, for alleged federal or state securities law "control person" violations relating to Westcap, and which is pending in the United States District Court, Western District of Texas. National Western believes it has reasonable and adequate defenses to this suit and, accordingly, no amounts have been accrued in National Western's financial statements for potential losses relating to such suit.


(4) SEGMENT AND OTHER OPERATING INFORMATION

The Company's reportable operating segments include domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas. A summary of segment information for the three and six months ended June 30, 1999 and 1998 is provided below.

Selected Segment Information:



                       Domestic International
                         Life       Life                   All
                       Insurance  Insurance  Annuities   Others     Totals
                                          (In thousands)


Three Months Ended
June 30, 1999:
Premiums and
  contract
  revenues            $   6,489     10,516       7,034       -       24,039
Net investment
  income                  6,347      5,460      50,864     2,033     64,704
Other income                 51         41          35       -          127
Universal life
  and investment
  annuity contract
  interest                2,436      3,461      39,096       -       44,993
Amortization of
  deferred policy
  acquisition
  costs                   1,460      3,283       5,692       -       10,435
Federal income taxes        362      1,115       3,762       688      5,927
Segment earnings            716      2,185       7,384     1,345     11,630
Segment assets          408,013    373,831   2,767,952    34,521  3,584,317


Three Months Ended
June 30, 1998:
Premiums and
  contract
  revenues            $   6,170      9,765       7,813      -        23,748
Net investment
  income                  6,453      5,334      43,773     1,701     57,261
Other income                  6          1         269       -          276
Universal life
  and investment
  annuity contract
  interest                2,340      3,341      31,534       -       37,215
Amortization of
  deferred policy
  acquisition
  costs                   1,356      5,531       4,568       -       11,455
Federal income taxes        723        228       4,359       580      5,890
Segment earnings          1,476        470       8,653     1,121     11,720
Segment assets          409,176    366,673   2,531,528    16,619  3,323,996



                       Domestic International
                         Life       Life                   All
                       Insurance  Insurance  Annuities   Others    Totals
                                          (In thousands)


Six Months Ended
June 30, 1999:
Premiums and
  contract
  revenues            $  12,280     20,744      14,958      -         47,982
Net investment
  income                 12,678     10,903      96,760     2,215     122,556
Other income                 67         53         157      -            277
Universal life
  and investment
  annuity contract
  interest                4,885      6,894      73,825      -         85,604
Amortization of
  deferred policy
  acquisition costs       2,392      6,562      11,052      -         20,006
Federal income taxes      1,431      1,839       7,543       749      11,562
Segment earnings          2,798      3,595      14,751     1,466      22,610
Segment assets          408,013    373,831   2,767,952    34,521   3,584,317


Six Months Ended
June 30, 1998:
Premiums and
  contract
  revenues            $  12,015     19,350      15,793      -         47,158
Net investment
  income                 12,959     10,711      87,482     1,647     112,799
Other income                460          9         342      -            811
Universal life
  and investment
  annuity contract
  interest                4,771      6,629      64,150      -         75,550
Amortization of
  deferred policy
  acquisition costs       1,820      8,373      10,207      -         20,400
Federal income taxes      1,991        713       7,930       561      11,195
Segment earnings          3,851      1,379      15,344     1,086      21,660
Segment assets          409,176    366,673   2,531,528    16,619   3,323,996


Reconciliations of segment information to the Company's consolidated financial statements are provided below:


                       Three Months Ended June 30,   Six Months Ended June 30,
                             1999         1998          1999        1998
                                            (In thousands)


Premiums and Other
Revenue:
Premiums and contract
  revenues                $     24,039      23,748      47,982      47,158
Net investment income           64,704      57,261     122,556     112,799
Other income                       127         276         277         811
Realized gains
  on investments                   873         846       5,678       1,508

Total consolidated
  premiums
  and other revenue       $     89,743      82,131     176,493     162,276



                       Three Months Ended June 30,   Six Months Ended June 30,
                               1999        1998        1999        1998
                                            (In thousands)


Federal Income Taxes:
Total segment Federal
  income taxes              $     5,927       5,890      11,562      11,195
Taxes on realized
  gains on investments              305         296       1,987         528

Total consolidated
  Federal income taxes      $     6,232       6,186      13,549      11,723



                        Three Months Ended June 30,  Six Months Ended June 30,
                               1999        1998        1999        1998
                                             (In thousands)


Net Earnings:
Total segment earnings      $    11,630      11,720      22,610      21,660
Realized gains on
  investments,
  net of taxes                      568         550       3,691         980

Total consolidated
  net earnings              $    12,198      12,270      26,301      22,640




                                                  June 30,
                                             1999         1998
                                               (In thousands)


Assets:
Total segment assets                    $  3,584,317    3,323,996
Assets of discontinued operations                -            663
Other unallocated assets                      15,535       14,283

Total consolidated assets               $  3,599,852    3,338,942




                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

National Western Life Insurance Company is a life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-three states and the District of Columbia. The Company also accepts applications from and issues policies to residents of various Central and South American, Caribbean, and Pacific Rim countries. A distribution of the Company's direct premium revenues and deposits by domestic and international markets is provided below:


                                            Six Months Ended June 30,
                                               1999           1998


United States domestic market:
     Investment annuities                      81.6%          80.4%
     Life insurance                             5.9            7.1

Total domestic market                          87.5           87.5

International market:
     Investment annuities                       0.9            0.1
     Life insurance                            11.6           12.4

Total international market                     12.5           12.5

Total direct premiums collected               100.0%         100.0%


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

Investments in debt and equity securities are classified and reported as either securities held to maturity or securities available for sale. The Company does not maintain a portfolio of trading securities. The reporting category chosen for the Company's securities investments depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. At June 30, 1999, approximately 25.5% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

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

Securities that are not classified as held to maturity are reported as securities available for sale. These securities may be sold if market or other measurement factors change unexpectedly after the securities are acquired. For example, opportunities arise that allow the Company to improve the performance and credit quality of the investment portfolio by replacing an existing security with an alternative security while still maintaining an appropriate matching of expected maturities of assets and liabilities. Examples of such improvements are as follows: improving the yield earned on invested assets, improving the credit quality, changing the duration of the portfolio, and selling securities in advance of anticipated calls or other prepayments. Securities available for sale are reported in the Company's financial statements at fair value. Any unrealized gains or losses resulting from changes in the fair value of the securities are reflected in accumulated other comprehensive income.

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

The Company's overall conservative investment philosophy is reflected in the allocation of its investments which is detailed below as of June 30, 1999 and December 31, 1998. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and real estate.


                                              Percent of Investments
                                             June 30,     December 31,
                                               1999           1998


Debt securities                                 87.9%          87.6%
Mortgage loans                                   5.4            5.6
Policy loans                                     3.7            4.0
Index options                                    1.2            0.8
Equity securities                                0.5            0.5
Real estate                                      0.4            0.4
Other                                            0.9            1.1

Totals                                         100.0%         100.0%


Portfolio Analysis

The Company maintains a diversified debt securities portfolio which consists of various types of fixed income securities including primarily corporate,
mortgage-backed   securities,   and   public   utilities.   Investments   in
mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations (CMOs).

At June 30, 1999, the Company's debt and equity securities were classified as follows:


                                      Fair       Amortized     Unrealized
                                      Value         Cost     Gains (Losses)
                                                (In thousands)


Securities held to maturity:
    Debt securities              $  2,100,522    2,104,808         (4,286)
Securities available
for sale:
    Debt securities                   705,211      708,165         (2,954)
    Equity securities                  15,648       12,005          3,643

Totals                           $  2,821,381    2,824,978         (3,597)



As detailed above, debt securities classified as held to maturity comprise the majority of the Company's securities portfolio, while equity securities are a small component of the portfolio. Unrealized losses totaling $3,597,000 on the securities portfolio at June 30, 1999, is a reflection of market interest rates at quarter-end. The fair values, or market values, of fixed income debt securities correlate to external market interest rate conditions. Because the interest rates are fixed on almost all of the Company's debt securities, market values typically increase when market interest rates decline, and decrease when market interest rates rise. An analysis of the change in unrealized gains and losses on the Company's securities portfolio during the quarter ended June 30, 1999, is detailed below:

                                                                Change in
                                  Unrealized Gains (Losses)     Unrealized
                                       At           At       Gains (Losses)
                                    June 30,     March 31,     During 2nd
                                      1999         1999       Quarter 1999
                                                (In thousands)


Securities held to maturity:
    Debt securities               $     (4,286)      59,017         (63,303)
Securities available for sale:
    Debt securities                     (2,954)      17,390         (20,344)
    Equity securities                    3,643        3,605              38

Totals                            $     (3,597)      80,012         (83,609)


Changes in interest rates typically have a significant impact on the market values of the Company's debt securities. The substantial change from unrealized gains to unrealized losses during the second quarter of 1999 is due to a significant increase in interest rates. Market interest rates of the ten year U.S. Treasury bond have risen over 110 basis points from year-end 1998, increasing 60 basis points in the first quarter and an additional 50
basis points in the second  quarter.    However,  because  the  majority  of
the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in market values have relatively small effects on the Company's financial statements. Also, the Company has the intent and ability to hold these securities to maturity, and it is unlikely that sales of such securities would be required, which would realize market gains or losses.

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

The Company's market risk-sensitive assets include debt securities, equity securities which are almost entirely preferred stocks, mortgage loans, policy loans, and index options. The Company does not maintain a securities trading portfolio. Market risk-sensitive liabilities include policy liabilities for deferred and immediate investment annuity contracts and supplemental contracts. Sensitivity analysis expresses the potential gain or loss in fair value, over a selected time period, from one or more selected hypothetical changes in interest rates which are reasonably possible in the near term. The Company performed detailed sensitivity analysis at December 31, 1998, for its interest rate-sensitive assets. Based on the recent increase in market interest rates as previously described above, the changes in market values of the Company's assets are within the expected range of results of this analysis.

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

Another important aspect of the Company's investment philosophy is managing the cash flow stability of the portfolio. Because expected maturities of securities may differ from contractual maturities due to prepayments, extensions, and calls, the Company takes steps to manage and minimize such
risks.    The  Company  continues  to  invest  primarily  in  corporate  debt securities, many of which are noncallable, which helps reduce prepayment and call risks. At June 30, 1999, corporate and public utility securities represented over 67% of the entire debt securities portfolio.

Mortgage-backed securities are also an important component of the Company's debt securities portfolio, representing 22% of the portfolio at June 30, 1999. Although holdings of mortgage-backed securities are subject to prepayment and extension risks, both of these risks are addressed by specific portfolio management strategies which add stability to the Company's cash flow management. The Company substantially reduces both prepayment and extension risks of mortgage-backed securities by investing primarily in collateralized mortgage obligations which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I (PAC I) CMOs, are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

As of June 30, 1999, CMOs represent about 93% of the Company's mortgage-backed securities. The CMOs in the Company's portfolio have been modeled and subjected to detailed, comprehensive analysis by the Company's investment staff. The overall structure of the CMO as well as the individual tranche being considered for purchase have been evaluated to ensure that the security fits appropriately within the Company's investment philosophy and asset/liability management parameters. The Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension, and credit risks.

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


                                             Below Investment
                                           Grade Debt Securities
                                                                   % of
                                     Carrying       Fair         Invested
                                       Value        Value         Assets
                                                (In thousands)


June 30, 1999                    $      54,913       52,291         1.7%

December 31, 1998                       44,974       45,317         1.4%

December 31, 1997                       41,149       41,969         1.4%


The Company's strong credit risk management and commitment to quality has resulted in minimal defaults in the debt securities portfolio in recent years. At June 30, 1999, and December 31, 1998, no securities were in default and on nonaccrual status.


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

Portfolio Analysis

The Company held net investments in mortgage loans totaling $173,826,000 and $174,921,000, or 5.4% and 5.6% of total invested assets, at June 30, 1999, and December 31, 1998, respectively. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

The diversification of the mortgage loan portfolio by geographic regions of the United States and by property type as of June 30, 1999, and December 31, 1998, was as follows:


                                        June 30,      December 31,
                                          1999            1998


West South Central                         56.0%           57.1%
Mountain                                   21.8            19.4
Pacific                                    11.8             7.7
South Atlantic                              5.4             4.8
East South Central                          4.5             4.6
West North Central                          0.5             3.0
Other                                       -               3.4

Totals                                    100.0%          100.0%


                                        June 30,      December 31,
                                          1999            1998


Retail                                     55.6%           56.7%
Office                                     24.8            21.0
Hotel/Motel                                 7.8             7.9
Apartment                                   3.1             4.2
Land/Lots                                   2.9             4.1
Nursing Homes                               2.9             3.0
Other                                       2.9             3.1

Totals                                    100.0%          100.0%


As of June 30, 1999, the allowance for possible losses on mortgage loans was $4,640,000. No additions were made to the allowance in the second quarter of 1999. Although management believes that the current balance is adequate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the West South Central region which includes Texas, Louisiana, Oklahoma, and Arkansas, as this area contains the highest concentrations of the Company's mortgage loans.

The Company currently places all loans past due three months or more on nonaccrual status, thus recognizing no interest income on the loans. Also, the Company will at times restructure mortgage loans under certain conditions which may involve changes in interest rates, payment terms, or other modifications. For the six months ended June 30, 1999 and 1998, the reductions in interest income due to nonaccrual and restructured mortgage loans were not significant.

The Company owns real estate that was acquired through foreclosure and through direct investment totaling approximately $11,517,000 and $13,553,000 at June 30, 1999, and December 31, 1998, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized operating income on these properties of approximately $167,000 and $222,000 for the three months ended June 30, 1999 and 1998. The Company does not anticipate significant changes in these operating results in the near future.

The Company monitors the conditions and market values of these properties on a regular basis. No significant realized losses were recognized due to declines in values of properties for the three months ended June 30, 1999 and 1998, respectively. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Consolidated Operations

Summary of Consolidated Operating Results

A summary of operating results for the three months ended June 30, 1999 and 1998 is provided below:


                                          Three Months Ended June 30,
                                              1999           1998
                                  (In thousands except per share data)


Revenues:
Revenues, excluding realized
gains on investments                    $       88,870        81,285
Realized gains on investments                      873           846

Total revenues                          $       89,743        82,131

Earnings:
Earnings from operations                $       11,630        11,720
Net realized gains on investments                  568           550

Net earnings                            $       12,198        12,270

Basic Earnings Per Share:
Earnings from operations                $         3.33          3.35
Net realized gains on investments                 0.16          0.16

Net earnings                            $         3.49          3.51

Diluted Earnings Per Share:
Earnings from operations                $         3.30          3.32
Net realized gains on investments                 0.16          0.16

Net earnings                            $         3.46          3.48


Consolidated Operating Results: Earnings from operations, excluding net realized gains on investments, were $11,630,000 for the quarter ended June 30, 1999, compared to $11,720,000 for the second quarter of 1998. Second quarter 1999 earnings were comparable to 1998 earnings due primarily to modest growth in universal life and annuity contract revenues offset by increases in related contract interest expenses. While cost of insurance and other policy fees for universal life insurance products increased 8.0% in 1999, surrender charge revenues declined 4.5%, primarily attributable to annuity products. Also reducing second quarter 1999 earnings is an additional accrual for state income taxes totaling $520,000.

The Company recorded realized gains on investments, net of taxes, totaling $568,000 for the quarter ended June 30, 1999, compared to gains of $550,000 for the second quarter of 1998. The 1999 gains were primarily from sales of investments in debt securities totaling $412,000, net of taxes. The 1998 gains were primarily from calls of investments in debt securities.

Net Investment Income: Net investment income increased 13.0% from the second quarter of 1998, due primarily to corresponding increases in invested assets for the same period and due to income from index options used to hedge the equity return component of the Company's equity-indexed annuity products. The increase in invested assets was primarily from debt securities. The Company experienced modest declines in investment income from mortgage loans and policy loans which is consistent with decreases in the investments balances of these assets. A detail of net investment income is provided below:

                                    Three Months Ended June 30,
                                         1999          1998
                                           (In thousands)


Investment income:
    Debt securities              $      51,097        48,828
    Mortgage loans                       4,021         4,311
    Policy loans                         2,045         2,300
    Index options                        5,952           113
    Other investment income              2,720         2,523

Total investment income                 65,835        58,075
Investment expenses                      1,131           814

Net investment income            $      64,704        57,261


Life and Other Policy Benefits: Expenses in 1999 and 1998 were consistent at $8.5 million in each period. There were no significant fluctuations in the individual components of these expenses as indicated in the comparative detail provided below:

                                       Three Months Ended June 30,
                                            1999          1998
                                              (In thousands)


Life insurance benefit claims         $       5,438         5,231
Surrenders of traditional products            2,513         2,824
Other policy benefits                           514           399

Totals                                $       8,465         8,454


Universal Life and Investment Annuity Contract Interest: The Company closely monitors its credited interest rates, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. Rates are established or adjusted after careful consideration and evaluation of these factors against established objectives. Average credited rates, calculated based on policy reserves for the Company's universal life and investment annuity business, have declined since 1996, which is consistent with declines in market interest rates. As market interest rates fluctuate, the Company's credited interest rates are often adjusted accordingly, while also taking into consideration other factors as described above. Contract interest totaled $45.0 million and $37.2 million for the quarters ended June 30, 1999 and 1998, respectively. The increase is primarily attributable to interest on the Company's equity-indexed annuity products. Interest on these annuities rose from $1.2 million in 1998 to $7.6 million in 1999, reflecting an increase of $6.4 million. As previously described, the Company purchases index options to provide the potential higher interest to be credited on these products.

Other Operating Expenses: These expenses totaled $7,828,000 and $7,087,000 for the quarters ended June 30, 1999 and 1998, respectively. Included in 1999 expenses is an additional accrual for state income taxes totaling $800,000. While a portion of these taxes relate to 1999, the majority of this accrual covers adjustments for previous years. As a result, future taxes are expected to be significantly lower.

Federal Income Taxes: Federal income taxes include no unusual items as effective tax rates for the quarters ended June 30, 1999 and 1998 were 33.8% and 33.5%, respectively.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the quarters ended June 30, 1999 and 1998 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.


                      Domestic   International
                        Life         Life                    All
                      Insurance    Insurance   Annuities   Others    Totals
                                         (In thousands)


Segment earnings:

 June 30, 1999       $     716        2,185       7,384     1,345    11,630

 June 30, 1998           1,476          470       8,653     1,121    11,720


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

Earnings for the domestic life insurance operating segment were $716,000 and $1,476,000 for the three months ended June 30, 1999 and 1998, respectively. The decrease in earnings in 1999 is primarily due to higher life insurance
benefit  claims  and  other  operating  expenses.    A  detailed  analysis  of
significant revenues and expenses for this segment is provided below.

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

                                          Three Months Ended June 30,
                                               1999         1998
                                                 (In thousands)


Universal life insurance:
    Cost of insurance                   $      2,947        2,624
    Surrender charges                            477          451
    Policy fees and other revenues               335          328
Traditional life insurance premiums            2,730        2,767

Totals                                  $      6,489        6,170


Actual universal life insurance deposits collected for the quarters ended June
30,  1999  and  1998  are  detailed  below.    Deposits  collected  on  these
nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles. Although deposits collected are lower in 1999, the Company has recently made enhancements to several of its major domestic products which could result in increased sales.

                                      Three Months Ended June 30,
                                           1999          1998
                                             (In thousands)


Universal life insurance:
    First year and single premiums     $       1,270         2,022
    Renewal premiums                           3,491         3,600

Totals                                 $       4,761         5,622


Significant expenses for domestic life insurance operations are summarized below:


                                          Three Months Ended June 30,
                                               1999          1998
                                                 (In thousands)


Life insurance benefit claims           $       3,275         2,643
Universal life insurance
  contract interest                             2,436         2,340
Amortization of deferred
  policy acquisition costs                      1,460         1,356
Other operating expenses                        2,757         2,585


Life insurance benefit claims were significantly higher in 1999 at $3,275,000 compared to $2,643,000 in 1998. Mortality claims experience fluctuates from period to period, and such deviations are not uncommon in the life insurance industry. Over extended periods of time, higher claims experience tends to be offset by periods of lower claims experience. Additionally, the Company utilizes reinsurance to help minimize its exposure to adverse mortality experience. The Company's general policy is to reinsure amounts in excess of $200,000 on the life of any one individual.

Universal life insurance contract interest has remained relatively constant at $2,436,000 in 1999 compared to $2,340,000 in 1998. The small growth in the domestic block of business has resulted in relatively stable overall interest.

Amortization of deferred policy acquisition costs was also comparable between quarters totaling $1,460,000 in 1999 and $1,356,000 in 1998. These expenses represent the amortization of the costs of acquiring or producing new business, which consists primarily of agents' commissions. The majority of such costs are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business.

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

Earnings for the international life insurance operating segment were $2,185,000 and $470,000 for the quarters ended June 30, 1999 and 1998, respectively. Earnings in 1999 were significantly higher primarily due to increases in universal life insurance revenues and lower amortization of deferred policy acquisition costs and life insurance benefit claims. A detailed analysis of significant revenues and expenses for this segment is provided below.

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. The international operations' marketing efforts are also focused more on universal life insurance, and, as a result, revenues from these products continue to increase over traditional products. Cost of insurance revenues continue to increase as the international block of business grows. Surrender charge revenues were also higher in 1999 as international universal life insurance surrenders increased significantly during the second quarter of 1999. A comparative detail of premiums and contract revenues is provided below:

                                           Three Months Ended June 30,
                                                1999          1998
                                                  (In thousands)


Universal life insurance:
    Cost of insurance                     $       7,292         6,711
    Surrender charges                             1,707         1,443
    Policy fees and other revenues                  887           945
Traditional life insurance premiums                 630           666

Totals                                    $      10,516         9,765


Actual universal life insurance deposits collected for the quarters ended June
30,  1999  and  1998  are  detailed  below.    Deposits  collected  on  these
nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.

                                         Three Months Ended June 30,
                                              1999          1998
                                                (In thousands)


Universal life insurance:
    First year and single premiums      $       3,317         3,765
    Renewal premiums                            8,978         9,039

Totals                                  $      12,295        12,804


Significant expenses for international life insurance operations are summarized below:


                                           Three Months Ended June 30,
                                                1999          1998
                                                  (In thousands)


Life insurance benefit claims           $       2,163         2,587
Universal life insurance
  contract interest                             3,461         3,341
Amortization of deferred
  policy acquisition costs                      3,283         5,531
Other operating expenses                        2,268         1,807



Life insurance benefit claims were somewhat lower in 1999 at $2,163,000 compared to $2,587,000 in 1998. As previously described for domestic life insurance operations, mortality claims fluctuate from period to period. These deviations, which can at times be significant, are not uncommon in the life insurance industry.

Universal life insurance contract interest increased slightly from $3,341,000 in 1998 to $3,461,000 in 1999. The increase in contract interest is consistent with growth in the universal life insurance business.

Amortization of deferred policy acquisition costs was significantly lower in 1999, totaling $3,283,000 compared to $5,531,000 in 1998. The higher amortization costs in 1998 resulted from retrospective adjustments to deferred policy acquisition costs as anticipated future gross profits on international blocks of business were revised. The amortization in 1999 is more consistent with historical levels.

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

Earnings for the annuity operating segment were $7,384,000 and $8,653,000 for the quarters ended June 30, 1999 and 1998, respectively. Earnings for 1999 were down from 1998 primarily due to lower premiums and contract revenues and higher amortization of deferred policy acquisition costs. A detailed analysis of significant revenues and expenses for this segment is provided below.

Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. Annuitizations result in transfers of policies from deferred to immediate or payout status. The deferred revenues related to these annuities are amortized into income during the payout period. Surrender charge revenues were down 10.5% in 1999 compared to 1998 primarily due to reductions in surrender charges from two-tier annuities. Actual policy surrenders for two-tier annuities declined 18.7% in the second quarter of 1999 from the comparable period of 1998. A comparative detail of the components of premiums and annuity contract revenues is provided below.

                                           Three Months Ended June 30,
                                               1999           1998
                                                 (In thousands)


Surrender charges:
   Two-tier annuities                    $        3,924         4,434
   Single-tier annuities                          1,579         1,718

Total surrender charges                           5,503         6,152
Payout annuity and other revenues                 1,510         1,637
Traditional annuity premiums                         21            24

Totals                                   $        7,034         7,813


Actual annuity deposits collected for the quarters ended June 30, 1999 and 1998 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.

                                           Three Months Ended June 30,
                                               1999           1998
                                                 (In thousands)


Deferred annuities:
    Equity-indexed                       $       44,289        60,068
    Other                                        46,287        47,839

Total deferred annuities                         90,576       107,907
Immediate annuities                               6,043         5,500

Totals                                   $       96,619       113,407


Equity-indexed annuity sales are a major portion of the Company's total annuity production. The Company's equity-indexed annuity is a flexible premium deferred annuity which combines the features associated with traditional fixed annuities, with the option to have interest rates that are linked in part to an equity index, the S&P 500 Composite Stock Price Index. This annuity is a long-term contract designed as a planning vehicle for retirement security. It is attractive to customers, as it has guaranteed minimum interest rates, coupled with the potential for significantly higher returns based on an equity index component. Also, because the Company does not offer variable products or mutual funds, this product provides a key equity-based alternative to the Company's existing fixed annuity products. In conjunction with the sale of these annuities, the Company uses an investment hedging program to offset the potential higher returns required to be paid on these products. Specifically, the Company purchases index options from highly rated banks and brokerage firms. These index options act as hedges to match closely the returns based on the S&P 500 Composite Stock Price Index which may be paid to policyholders.

The decline in total annuity deposits from 1998 as reflected in the table above is primarily attributable to the Company's equity-indexed annuities.
The Company introduced its first equity-indexed annuity in late 1997, and sales continued to grow throughout the first quarter of 1998. Sales then began to level off in the second quarter of 1998. Although sales of these annuities continue to be strong, production has declined in 1999 primarily due to volatility in the stock market. This volatility affects both the immediate demand for these annuities and the pricing of these products. Increased product costs from stock market volatility, particularly costs of index options used to hedge the equity return component of these annuities, can reduce potential credited interest to policyholders.

Net investment income for the second quarters of 1999 and 1998 totaled $50,864,000 and $43,773,000, respectively. Net investment income includes $5,952,000 and $113,000 of income from index options for the quarters ended June 30, 1999 and 1998, respectively. Income from index options increased substantially due to the increase in equity-indexed annuities in force. Income from these options is used to hedge the equity return component of these annuities. Also, the positive performance of the stock market, more specifically the S&P 500 Index, resulted in increased income on the index options.

Significant expenses for annuity operations are summarized below:

                                           Three Months Ended June 30,
                                                1999          1998
                                                  (In thousands)


Annuity contract interest                $      39,096        31,534
Amortization of deferred
  policy acquisition costs                       5,692         4,568
Other operating expenses                         2,803         2,695


Annuity contract interest was $39.1 million in 1999 compared to $31.5 million in 1998. The increase is largely due to increases in annuities in force from sales of equity-indexed annuities and higher credited rates that can be paid on these policies. Contract interest on equity-indexed annuities totaled $7,584,000 in 1999. Amounts for 1998 were much lower totaling $1,166,000, as total equity-indexed annuities in force were significantly lower during this period. Although 1999 contract interest is higher due to equity-indexed annuities, net investment income for 1999 also includes an additional $5,952,000 from index options which are used to hedge the equity return component of these products. Differences between income from index options and contract interest credited to policyholders will occur for several reasons. The most significant reason is the costs of the index options are essentially amortized against net investment income as the options are marked to fair value each reporting period. The costs of options are covered by additional income earned on debt securities purchased with equity-indexed annuity premiums. Other differences are due to asset fees charged against policyholder contract interest, surrenders and death benefits on annuities within the annual hedging period, and inherent differences between index option fair values and policy liability reserving requirements such as minimum guaranteed interest rates.

Amortization of deferred policy acquisition costs represents the amortization of the costs of acquiring or producing new business, primarily agents' commissions, the majority of which are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business.
Amortization is also impacted by the level of policy surrenders.   Although
surrenders for two-tier annuities were lower in 1999 as previously described, total annuity surrenders were higher in the second quarter of 1999 compared to the comparable 1998 period. Amortization for 1999 and 1998 was $5,692,000 and $4,568,000, respectively.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate and other investment operations through the following wholly owned subsidiaries: NWL Investments, Inc., NWL Properties, Inc., NWL 806 Main, Inc., NWL Services, Inc., and NWL Financial, Inc. Also, during January, 1999, the Company's wholly owned subsidiary, The Westcap Corporation, completed its Chapter 11 bankruptcy reorganization. With the reorganization complete, National Western transferred its investment real estate holdings totaling approximately $11,589,000 to Westcap and the subsidiary is now operating as a real estate management company. Earnings for these other operations totaled $1,345,000 and $1,121,000 for the second quarters of 1999 and 1998, respectively.

Most of the income from the Company's subsidiaries is from a life interest in the Libbie Shearn Moody Trust. This asset was owned by National Western Life Insurance Company during 1996 but was transferred to NWL Services, Inc., in 1997. Dividend distributions from the Trust are declared semi-annually in June and December each year. Because the asset is a life interest, these distributions are only accrued in the Company's financial statements when declared. Semi-annual distributions totaled $1,751,000 and $1,725,000 in June 1999 and 1998, respectively.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Consolidated Operations

Summary of Consolidated Operating Results

A summary of operating results for the six months ended June 30, 1999 and 1998 is provided below:

                                          Six Months Ended June 30,
                                              1999          1998
                                     (In thousands except per share data)


Revenues:
Revenues, excluding realized
gains on investments                    $     170,815       160,768
Realized gains on investments                   5,678         1,508

Total revenues                          $     176,493       162,276

Earnings:
Earnings from operations                $      22,610        21,660
Net realized gains on investments               3,691           980

Net earnings                            $      26,301        22,640

Basic Earnings Per Share:
Earnings from operations                $        6.47          6.20
Net realized gains on investments                1.05          0.28

Net earnings                            $        7.52          6.48

Diluted Earnings Per Share:
Earnings from operations                $        6.40          6.14
Net realized gains on investments                1.05          0.28

Net earnings                            $        7.45          6.42


Consolidated Operating Results: For the six months ended June 30, 1999, earnings from operations, excluding net realized gains on investments, totaled $22,610,000 compared to $21,660,000 for the same period of 1998. This 4.4% increase in earnings is largely attributable to higher universal life and annuity contract revenues and lower life insurance benefits claims.

The Company recorded realized gains on investments, net of taxes, totaling $3,691,000 for the six months ended June 30, 1999, compared to gains of $980,000 for the first six months of 1998. The 1999 gains were primarily from sales and calls of investments in debt securities totaling $2,099,000, net of taxes. Also included in 1999 was a net gain totaling $922,000 from the sale of investment real estate owned by one of National Western's subsidiaries, NWL 806 Main, Inc.

As previously reported, the bankruptcy reorganization of the Company's wholly owned subsidiary, The Westcap Corporation, was completed in the first quarter of 1999. Pursuant to the reorganization plan, National Western retained 100% continuing ownership of the reorganized Westcap and the subsidiary is now operating as a real estate management company. No losses were reported for discontinued brokerage operations in the six months ended June 30, 1999, as the entire $14,125,000 settlement payment was accrued and reported as a loss in the third quarter of 1998.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the six months ended June 30, 1999 and 1998 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

                     Domestic  International
                       Life        Life                    All
                     Insurance   Insurance   Annuities   Others    Totals
                                       (In thousands)


Segment earnings:

  June 30, 1999      $  2,798        3,595      14,751     1,466    22,610

  June 30, 1998         3,851        1,379      15,344     1,086    21,660


Domestic Life Insurance Operations

Earnings for the domestic life insurance operating segment were $2,798,000 and $3,851,000 for the six months ended June 30, 1999 and 1998, respectively. The decrease in earnings is due to minimal increases in premiums and contract revenues, coupled with higher amortization of deferred policy acquisitions costs, higher expenses for future policy benefits on traditional products, and lower other income. A detailed analysis of significant revenues and expenses for this segment is provided below.

Revenues from domestic life insurance operations include life insurance premiums on traditional type products and revenues from universal life insurance. Concentration on sales of universal life insurance as opposed to traditional products continue to result in increases in cost of insurance revenues and declines in traditional premiums. A comparative detail of premiums and contract revenues is provided below:

                                             Six Months Ended June 30,
                                                 1999          1998
                                                    (In thousands)


Universal life insurance:
    Cost of insurance                     $       5,784         5,171
    Surrender charges                               883           931
    Policy fees and other revenues                  643           664
Traditional life insurance premiums               4,970         5,249

Totals                                    $      12,280        12,015


Actual universal life insurance deposits, which are recorded directly to policyholder liabilities upon receipt, for the six months ended June 30, 1999 and 1998 are detailed below.

                                          Six Months Ended June 30,
                                              1999          1998
                                                (In thousands)


Universal life insurance:
    First year and single premiums      $       2,375         3,752
    Renewal premiums                            7,260         7,169

Totals                                  $       9,635        10,921


Other income for the six months ended June 30, 1999 and 1998 totaled $67,000 and $460,000, respectively. Other income was higher in 1998 primarily due to proceeds totaling $444,000 received from the U.S. government related to previous litigation involving a failed savings and loan institution. The litigation involved the Company's previous investment in bonds of the financial institution and subsequent losses incurred upon its failure. The financial institution had also purchased life insurance from National Western, the cash values of which served as collateral for the bonds.

Significant expenses for domestic life insurance operations are summarized below:

                                          Six Months Ended June 30,
                                              1999          1998
                                                (In thousands)


Life insurance benefit claims           $       6,113         6,962
Universal life insurance
  contract interest                             4,885         4,771
Amortization of deferred
  policy acquisition costs                      2,392         1,820
Other operating expenses                        4,819         4,977


Life insurance benefit claims were significantly lower in 1999 at $6,113,000 compared to $6,962,000 in 1998. This fluctuation is primarily due to benefit claims in the first quarter of 1998 that were much higher than historical averages.

International Life Insurance Operations

Earnings for the international life insurance operating segment were $3,595,000 and $1,379,000 for the six months ended June 30, 1999 and 1998, respectively. Consistent with the results for the second quarters of 1999 and 1998, year-to-date 1999 earnings were higher due to increases in universal life insurance revenues and lower amortization of deferred policy acquisition costs and life insurance benefit claims. A comparative detail of premiums and contract revenues, which reflects the increase in universal life insurance revenues, is provided below:

                                            Six Months Ended June 30,
                                                1999          1998
                                                  (In thousands)


Universal life insurance:
    Cost of insurance                     $      14,513        13,362
    Surrender charges                             3,663         2,930
    Policy fees and other revenues                1,785         1,784
Traditional life insurance premiums                 783         1,274

Totals                                    $      20,744        19,350


Actual universal life insurance deposits collected for the six months ended June 30, 1999 and 1998 are detailed below. Lower 1999 first year and single premiums are partially due to unfavorable economic conditions in the Company's Central and South American markets.


                                          Six Months Ended June 30,
                                              1999          1998
                                                (In thousands)


Universal life insurance:
    First year and single premiums      $       5,886         6,353
    Renewal premiums                           17,464        16,767

Totals                                  $      23,350        23,120


Significant expenses for international life insurance operations are summarized below:

                                           Six Months Ended June 30,
                                               1999          1998
                                                 (In thousands)


Life insurance benefit claims           $       4,849         5,846
Universal life insurance
  contract interest                             6,894         6,629
Amortization of deferred
  policy acquisition costs                      6,562         8,373
Other operating expenses                        4,403         3,529


The fluctuations in year-to-date 1999 and 1998 expenses as detailed above are consistent with those for the three months ended June 30, 1999 and 1998 as previously described.

Annuity Operations

Earnings for the annuity operating segment were $14,751,000 and $15,344,000 for the six months ended June 30, 1999 and 1998, respectively. The lower earnings in 1999 were primarily due to lower premiums and contract revenues and higher amortization of deferred policy acquisition costs, consistent with the results for the 1999 second quarter. A detailed analysis of significant revenues and expenses for this segment is provided below.

Premiums and annuity contract revenues were down $835,000, or 5.3%, from $15,793,000 in 1998 to $14,958,000 in 1999. Most of this decline is due to lower surrender charge revenues from two-tier annuities as actual policy surrenders of these annuities declined 28.6% for the six months ended June 30, 1999, compared to the same period of 1998. A comparative detail of the components of premiums and annuity contract revenues is provided below.


                                            Six Months Ended June 30,
                                                1999          1998
                                                  (In thousands)


Surrender charges:
   Two-tier annuities                    $       8,567         9,264
   Single-tier annuities                         3,408         3,209

Total surrender charges                         11,975        12,473
Payout annuity and other revenues                2,944         3,276
Traditional annuity premiums                        39            44

Totals                                   $      14,958        15,793


Annuity deposits for 1999 reflect growth of over 10% compared to the same period of 1998. Although much of this growth is in equity-indexed annuities, sales of these annuities have begun to slow, largely a result of volatility in the stock market as previously described for the quarter ended June 30, 1999. Actual annuity deposits collected for the six months ended June 30, 1999 and 1998 are detailed below.


                                           Six Months Ended June 30,
                                               1999          1998
                                                 (In thousands)


Deferred annuities:
    Equity-indexed                       $      89,919        81,800
    Other                                       98,105        91,082

Total deferred annuities                       188,024       172,882
Immediate annuities                             13,667         9,999

Totals                                   $     201,691       182,881


Net investment income for the six months ended June 30, 1999 and 1998 totaled $96,760,000 and $87,482,000, respectively. Net investment income includes $7,527,000 and $1,383,000 of income from index options for the six months ended June 30, 1999 and 1998, respectively. As previously described for the three months ended June 30, 1999, income from index options increased substantially due to the increase in equity-indexed annuities in force. The Company uses index options to hedge the equity return component of these annuities. The positive performance of the stock market, more specifically the S&P 500 Index, also resulted in increased income from the index options.

Significant expenses for annuity operations are summarized below:

                                           Six Months Ended June 30,
                                               1999          1998
                                                 (In thousands)


Annuity contract interest                $      73,825        64,150
Amortization of deferred
  policy acquisition costs                      11,052        10,207
Other operating expenses                         5,307         5,822


Annuity contract interest was $73.8 million in 1999 compared to $64.2 million in 1998. As previously described for the quarter ended June 30, 1999, the increase is largely due to increases in annuities in force from sales of equity-indexed annuities and higher credited rates that can be paid on these policies. Contract interest on equity-indexed annuities totaled $12,310,000 in 1999. Amounts for 1998 were much lower totaling $1,991,000, as total equity-indexed annuities in force were significantly lower during that period. Although 1999 contract interest is higher due to equity-indexed annuities, net investment income for 1999 also includes an additional $7,527,000 from index options which are used to hedge the equity return component of these products. Differences between income from index options and contract interest credited to policyholders will occur for several reasons as previously explained in detail for the three months ended June 30, 1999.

Other Operations

As previously described for the three months ended June 30, 1999, National Western has small real estate and other investment operations through its wholly owned subsidiaries. Earnings for these other operations totaled $1,466,000 and $1,086,000 for the six months ended June 30, 1999 and 1998, respectively. Most of the income from these operations is from a life interest in the Libbie Shearn Moody Trust.

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

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $54.1 million and $71.7 million for the six months ended June 30, 1999 and 1998, respectively. Net cash flows from the Company's deposit product operations, which includes universal life and investment annuity products, totaled $26.4 million for the first six months of 1999 and $25.0 million for the comparable period of 1998. Increases in premium deposits in 1999 versus 1998 were substantially offset by corresponding increases in policy surrenders.

The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $77.5 million and $90.3 million for the six months ended June 30, 1999 and 1998, respectively. The Company expects significant cash flows from these sources throughout the remainder of 1999.

Capital Resources

The Company relies on stockholders' equity for its capital resources, as there has been no long-term debt outstanding in 1999 or recent years. The Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 1999.

Stockholders' equity totaled $450.7 million at June 30, 1999, reflecting an increase of $12.3 million from December 31, 1998. The increase in capital is primarily from net earnings of $26.3 million, offset by a decline in net unrealized gains on investment securities totaling $14.0 million during the first six months of 1999. Book value per share at June 30, 1999, was $128.74.


YEAR 2000 ISSUES

The Year 2000 problem, also known as Y2K, is the result of concerns that many computer software systems today cannot distinguish the year 2000 from the year 1900. The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year, resulting in these programs' inability to recognize "00" in the date field as the year 2000. If not corrected, many computer systems may be unable to process date-sensitive data accurately beyond the year 1999, resulting in possible system failures or generation of erroneous results. National Western has been cognizant of these problems for many years, as life insurance and annuity products can have very long life spans. Many of our systems were developed to process and administer our insurance products into the next century. For several years National Western has been working to alleviate or eliminate Year 2000 problems and has assigned the responsibility for the analysis of the problem to its Senior Vice President-Information Services, who deemed the most complete and cost-effective approach to the problem was to use existing staff and facilities. Accordingly, the Company's Year 2000 plan includes staff review and analysis of internal systems, embedded chip technology, and external vendor interfaces as described below.

National Western's primary internal software systems include its policy
administration  system  and  investment  accounting  system.    The  policy
administration system is an important software system for National Western, as it is a comprehensive system involving the following functions: policy issuance, maintenance, and accounting, cash receipts, cash disbursements, general ledger, agent commissions, and various other accounting functions. While this policy administration system was not developed by National Western, several key employees of the National Western Information Services department were involved in the system's original development process. As a result, National Western does not maintain a service agreement with the original developer but, rather, maintains and services the system internally. National Western has performed an assessment of this system regarding Year 2000 issues, which revealed that there is some exposure to insufficient date processing that must be corrected. However, the assessment also revealed that much of the date-sensitive data is already in four-digit format, which avoids the Year 2000 processing problems. Accordingly, National Western commenced a project to perform a comprehensive review of the entire policy administration system. This project has been substantially completed as of June 30, 1999, and all changes have been tested and implemented. Additional testing will continue throughout 1999 as a prudent, safeguard measure.

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

The final area of concern is the Company's use of third-party systems or
interfaces  with  vendor  systems.    National  Western's  most  significant
interfaces and uses of third-party vendor systems are in the bank and trust services area. The Company utilizes various banks to handle numerous types of financial transactions. Several of these banks also provide trustee and custodial services for National Western's investment holdings and transactions. These services are critical to a financial service company such as National Western, as its business centers around cash receipts and disbursements to policyholders and the investment of policyholder funds. As a result, National Western has received written confirmation from its vendor banks regarding their status on Year 2000 issues. The banks indicate that their Y2K issues have been resolved and that their systems are now Y2K compliant. Like National Western, the banks plan to continue testing for the remainder of 1999.

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

The Company has reviewed Year 2000-related costs incurred to date and is monitoring potential future costs to complete its Year 2000 plan. Such costs are not expected to exceed $250,000. A significant amount of these costs have not and will not be incremental costs to the Company, as internal resources are primarily being used and will continue to be utilized and reallocated as needed. Also, for externally developed systems under licensing contracts, costs are primarily borne by the software developer. Costs already incurred as of June 30, 1999, related to the Year 2000 plan total approximately $200,000.


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


                         PART II.  OTHER INFORMATION

                          ITEM 1. LEGAL PROCEEDINGS

The Westcap Corporation Bankruptcy Proceedings

As previously reported in the Company's 1998 Form 10-K, the bankruptcy
reorganization  of  the  Company's  wholly  owned  subsidiary,    The  Westcap
Corporation, was completed in the first quarter of 1999. Pursuant to the reorganization plan, National Western retained 100% continuing ownership of the reorganized Westcap and the subsidiary is now operating as a real estate management company. No losses were reported for discontinued brokerage operations in the first six months of 1999 as the entire $14,125,000 settlement payment was accrued and reported as a loss in the third quarter of 1998.

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


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On June 18, 1999, the stockholders voted upon the following matters at the annual stockholders meeting:

(a) The election of Class A directors to serve one-year terms. The results of the voting were as follows:

                                  For         Against


Robert L. Moody                 2,670,192        25,063
Arthur O. Dummer                2,666,228        29,027
Harry L. Edwards                2,666,128        29,127
E. J. Pederson                  2,666,528        28,727


(b) The election of Class B directors to serve one-year terms. The results of the voting were as follows:

                                  For        Against


E. Douglas McLeod                  200,000        -
Charles D. Milos, Jr.              200,000        -
Frances A. Moody                   200,000        -
Ross R. Moody                      200,000        -
Russell S. Moody                   200,000        -
Louis E. Pauls, Jr.                200,000        -



                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

Exhibit 11   -Computation of Earnings Per Share (filed on pages __
               and __ of this report).

Exhibit 27   -Financial Data Schedule (filed electronically pursuant
               to Regulation S-K).

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1999.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   NATIONAL WESTERN LIFE INSURANCE COMPANY
                                 (Registrant)







Date: August 12, 1999            /S/ Ross R. Moody
                                 Ross R. Moody
                                 President, Chief Operating Officer,
                                 and Director
                                 (Authorized Officer)


Date: August 12, 1999            /S/ Robert L. Busby, III
                                 Robert L. Busby, III
                                 Senior Vice President -
                                 Chief Administrative Officer,
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial Officer)


Date: August 12, 1999            /S/ Vincent L. Kasch
                                 Vincent L. Kasch
                                 Vice President- Controller
                                 and Assistant Treasurer
                                 (Principal Accounting Officer)