Form 10-Q
period 1999-09-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 1999-11-15
CIK 70684

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


 [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1999

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

Yes [ X  ]     No  [      ]


As of November 12, 1999, the number of shares of Registrant's common stock outstanding was: Class A - 3,300,728 and Class B - 200,000.




           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    INDEX


Part I.  Financial Information:                                         Page

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
September 30, 1999 (Unaudited) and December 31, 1998

Condensed Consolidated Statements of Earnings
For the Three Months Ended September 30, 1999 and 1998 (Unaudited)

Condensed Consolidated Statements of Earnings
For the Nine Months Ended September 30, 1999 and 1998 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 1999 and 1998 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Nine Months Ended September 30, 1999 and 1998 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 1999 and 1998 (Unaudited)

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 1999 and 1998 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II.  Other Information:

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit 11 - Computation of Earnings per Share
For the Three Months Ended September 30, 1999 and 1998 (Unaudited)

Exhibit 11 - Computation of Earnings per Share
For the Nine Months Ended September 30, 1999 and 1998 (Unaudited)



                          PART I.  FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In thousands)

                                                  (Unaudited)
                                                 September 30,  December 31,
                                                     1999          1998


         ASSETS

Cash and investments:
    Securities held to maturity,
    at amortized cost                            $   2,150,111     2,029,728
    Securities available for
    sale, at fair value                                707,966       735,587
    Mortgage loans, net of
    allowances for possible
    losses ($3,904 and $4,640)                         168,990       174,921
    Policy loans                                       117,286       124,441
    Index options                                       21,253        23,900
    Other long-term investments                         33,066        24,999
    Cash and short-term investments                      3,891        24,508

Total cash and investments                           3,202,563     3,138,084

Accrued investment income                               45,753        44,777
Deferred policy acquisition costs                      356,240       314,493
Other assets                                            21,653        20,601
Assets of discontinued operations                         -               48

                                                  $  3,626,209     3,518,003


Note: The balance sheet at December 31, 1998, has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.




              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share amounts)


                                                   (Unaudited)
                                                  September 30,  December 31,
                                                     1999            1998


      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Future policy benefits:
    Traditional life and annuity products        $     165,658       167,248
    Universal life and investment
    annuity contracts                                2,933,691     2,812,230
Other policyholder liabilities                          23,419        23,955
Federal income taxes payable:
    Current                                               -            5,221
    Deferred                                             8,038         9,646
Other liabilities                                       35,948        61,290
Liabilities of discontinued operations                    -               48


Total liabilities                                    3,166,754     3,079,638


COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:

Common stock:
    Class A - $1 par value; 7,500,000
    shares authorized;  3,300,728
    and 3,298,128 shares issued and
    outstanding in 1999 and 1998                         3,301         3,298
    Class B - $1 par value; 200,000
    shares authorized, issued,
    and outstanding in 1999 and 1998                       200           200
Additional paid-in capital                              25,028        24,899
Accumulated other comprehensive income                     705        18,634
Retained earnings                                      430,221       391,334


Total stockholders' equity                             459,455       438,365


                                                 $   3,626,209     3,518,003

Note: The balance sheet at December 31, 1998, has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.



             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              For the Three Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                      1999          1998


Premiums and other revenue:
    Life and annuity premiums                    $       2,559         3,050
    Universal life and investment
    annuity contract revenues                           21,131        22,150
    Net investment income                               44,562        50,689
    Other income                                         8,583            80
    Realized gains on investments                          191           606

Total premiums and other revenue                        77,026        76,575

Benefits and expenses:
    Life and other policy benefits                       9,654         9,155
    Decrease in liabilities for
    future policy benefits                                (941)         (945)
    Amortization of deferred policy
    acquisition costs                                    9,705        11,137
    Universal life and investment
    annuity contract interest                           32,565        33,177
    Other operating expenses                             6,973         7,501

Total benefits and expenses                             57,956        60,025

Earnings before Federal income
taxes and discontinued operations                       19,070        16,550

Provision (benefit) for Federal income taxes:
    Current                                             (1,136)          (26)
    Deferred                                             7,620           680

Total Federal income taxes                               6,484           654

Earnings from continuing operations                     12,586        15,896

Losses from discontinued operations                          -       (14,125)

Net earnings                                     $      12,586         1,771


Basic Earnings Per Share:
    Earnings from continuing operations          $        3.60          4.55
    Losses from discontinued operations                    -           (4.04)

Net earnings                                     $        3.60          0.51

Diluted Earnings Per Share:
    Earnings from continuing operations          $        3.57          4.48
    Losses from discontinued operations                    -           (3.98)

Net earnings                                     $        3.57          0.50



See accompanying notes to condensed consolidated financial statements.


             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                        1999          1998


Premiums and other revenue:
    Life and annuity premiums                    $       8,351         9,617
    Universal life and investment
    annuity contract revenues                           63,321        62,741
    Net investment income                              167,118       163,488
    Other income                                         8,860           891
    Realized gains on investments                        5,869         2,114

Total premiums and other revenue                       253,519       238,851

Benefits and expenses:
    Life and other policy benefits                      26,807        28,283
    Decrease in liabilities for
    future policy benefits                              (1,590)       (2,438)
    Amortization of deferred
    policy acquisition costs                            29,711        31,537
    Universal life and investment
    annuity contract interest                          118,169       108,727
    Other operating expenses                            21,502        21,829

Total benefits and expenses                            194,599       187,938

Earnings before Federal income
taxes and discontinued operations                       58,920        50,913

Provision (benefit) for Federal income taxes:
    Current                                             11,988        12,619
    Deferred                                             8,045          (242)

Total Federal income taxes                              20,033        12,377

Earnings from continuing operations                     38,887        38,536

Losses from discontinued operations                       -          (14,125)

Net earnings                                     $      38,887        24,411


Basic Earnings Per Share:
    Earnings from continuing operations          $       11.11         11.03
    Losses from discontinued operations                    -           (4.04)

Net earnings                                     $       11.11          6.99

Diluted Earnings Per Share:
    Earnings from continuing operations          $       11.01         10.91
    Losses from discontinued operations                    -           (4.00)

Net earnings                                     $       11.01          6.91


See accompanying notes to condensed consolidated financial statements.


              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              For the Three Months Ended September 30, 1999 and 1998
                                    (Unaudited)
                                  (In thousands)

                                                       1999          1998


Net earnings                                     $      12,586         1,771

Other comprehensive income (loss),
net of effects of
deferred policy acquisition costs and taxes:
    Unrealized gains (losses) on securities:
        Unrealized holding gains (losses)
        arising during period                           (3,518)        5,328
        Reclassification adjustment
        for net gains and losses
        included in net earnings                          (529)         (228)
        Amortization of net unrealized
        gains related to transferred securities           (114)          (67)

        Net unrealized gains
        (losses) on securities                          (4,161)        5,033

    Foreign currency translation adjustments               335           -

Other comprehensive income (loss)                       (3,826)        5,033

Comprehensive income                             $       8,760         6,804


See accompanying notes to condensed consolidated financial statements.




             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                                  (In thousands)

                                                       1999          1998



Net earnings                                      $     38,887        24,411

Other comprehensive income (loss),
net of effects of
deferred policy acquisition costs and taxes:
    Unrealized gains (losses) on securities:
        Unrealized holding gains (losses)
        arising during period                          (15,464)        6,930
        Reclassification adjustment
        for net gains and losses
        included in net earnings                        (2,577)         (645)
        Amortization of net unrealized gains
        related to transferred securities                 (145)         (401)

        Net unrealized gains (losses)
        on securities                                  (18,186)        5,884

    Foreign currency translation adjustments               257           (35)

Other comprehensive income (loss)                      (17,929)        5,849

Comprehensive income                              $     20,958        30,260


See accompanying notes to condensed consolidated financial statements.




             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                                  (In thousands)

                                                       1999          1998


Common stock:
    Balance at beginning of year                 $       3,498         3,492
    Shares exercised under stock option plan                 3             6

Balance at end of period                                 3,501         3,498

Additional paid-in capital:
    Balance at beginning of year                        24,899        24,662
    Shares exercised under stock option plan               129           237

Balance at end of period                                25,028        24,899

Accumulated other comprehensive income:
     Unrealized gains (losses) on securities:
        Balance at beginning of year                    16,000        13,782
        Change in unrealized gains
        (losses) during period                         (18,186)        5,884

        Balance at end of period                        (2,186)       19,666

    Foreign currency translation adjustments:
        Balance at beginning of year                     2,634         2,486
        Change in translation adjustments
        during period                                      257           (35)

        Balance at end of period                         2,891         2,451

Accumulated other comprehensive
income at end of period                                    705        22,117

Retained earnings:
    Balance at beginning of year                       391,334       356,441
    Net earnings                                        38,887        24,411

Balance at end of  period                              430,221       380,852

Total stockholders' equity                       $     459,455       431,366


See accompanying notes to condensed consolidated financial statements.



             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                                  (In thousands)

                                                       1999          1998


Cash flows from operating activities:
    Net earnings                                 $      38,887        24,411
    Adjustments to reconcile net
    earnings to net cash
    from operating activities:
    Universal life and investment
    annuity contract interest                          118,169       108,727
    Surrender charges and other
    policy revenues                                    (29,131)      (30,884)
    Realized gains on investments                       (5,869)       (2,114)
    Accrual and amortization of
    investment income                                   (3,761)       (6,397)
    Depreciation and amortization                          735           737
    Decrease in insurance receivables
    and other assets                                     6,309           864
    Increase in accrued investment income                 (976)       (1,553)
    Increase in deferred policy
    acquisition costs                                  (18,795)      (15,008)
    Decrease in liability for future
    future policy benefits                              (1,590)       (2,438)
    Decrease in other policyholder liabilities            (536)         (197)
    Decrease in Federal income taxes payable            (4,067)       (7,160)
    Increase (decrease) in other liabilities           (25,342)       12,121
    Decrease in value of index options                  12,039         5,201
    Other                                                 (364)         (245)

Net cash provided by operating activities               85,708        86,065

Cash flows from investing activities:
    Proceeds from sales of:
       Securities held to maturity                        -            2,978
       Securities available for sale                    50,897          -
       Other investments                                15,910         2,595
    Proceeds from maturities and
    redemptions of:
       Securities held to maturity                      59,573        77,855
       Securities available for sale                    46,808        45,296
    Purchases of:
       Securities held to maturity                    (178,121)     (226,321)
       Securities available for sale                  (115,600)      (83,125)
       Other investments                               (31,679)      (13,252)
    Principal payments on mortgage loans                36,113        31,421
    Cost of mortgage loans acquired                    (29,315)       (6,642)
    Decrease in policy loans                             7,155         7,901
    Decrease in assets of
    discontinued operations                                 48           283
    Decrease in liabilities
    of discontinued operations                             (48)       13,842
    Other                                                 (982)         (349)

Net cash used in investing activities                 (139,241)     (147,518)


(Continued on next page)



             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                                  (In thousands)



                                                       1999          1998


Cash flows from financing activities:
    Deposits to account balances
    for universal life
    and investment annuity contracts             $     310,217       327,897
    Return of account balances
    on universal life
    and investment annuity contracts                  (277,433)     (263,385)
    Issuance of common stock under
    stock option plan                                      132           243

Net cash provided by financing activities               32,916        64,755

Net increase (decrease) in cash
and short-term investments                             (20,617)        3,302
Cash and short-term investments
at beginning of year                                    24,508         7,870

Cash and short-term investments
at end of period                                 $       3,891        11,172


See accompanying notes to condensed consolidated financial statements.



              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly-owned subsidiaries (the Company), The Westcap Corporation (Westcap), NWL Investments, Inc., NWL Properties, Inc., NWL 806 Main, Inc., NWL Services, Inc., NWL Financial, Inc., and National Annuity Programs, Inc. The Westcap Corporation ceased brokerage operations during 1995 and filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in 1996. As a result, The Westcap Corporation is reflected as discontinued operations in the accompanying financial statements for 1998 and prior years. The bankruptcy reorganization was completed in January, 1999 and National Western retained 100% continuing ownership of the reorganized subsidiary. Westcap is now operating as a real estate management company. The Company's new subsidiary, National Annuity Programs, Inc., was acquired in September, 1999, as a result of a litigation settlement as described in note 3 below. All significant
intercorporate   transactions   and   accounts   have   been   eliminated
in consolidation.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of its operations for the three months and nine months ended September 30, 1999 and 1998, and its cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the three months and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


(2) STOCKHOLDERS' EQUITY

(A) Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below:

                                          Nine Months Ended September 30,
                                                1999         1998
                                                 (In thousands)


Common stock shares outstanding:
   Shares outstanding at
   beginning of year                           3,498         3,492
   Shares exercised under
   stock option plan                               3             6

Shares outstanding at end of period            3,501         3,498


(B)  Dividends

The Company paid no cash dividends on common stock during the nine months ended September 30, 1999 and 1998.


(3) COMMITMENTS AND CONTINGENCIES

(A) Discontinued Brokerage Operations

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

(B) Other Litigation

On September 30, 1999, National Western Life Insurance Company (the Company), National Annuity Programs, Inc. (NAP), Robert L. Myer (Myer), and certain affiliates of Myer executed a Definitive Compromise Settlement Agreement (Agreement) of the declaratory judgment lawsuit pending between them in the District Court of Travis County, Texas. The declaratory judgment action was filed by the Company and sought court construction of a general agent manager contract and amendments thereto (Contract) between the Company and NAP entered into in 1983 and amended thereafter, a declaration that the contract was enforceable, but had been breached by NAP, and for damages from NAP. The Company alleged tortious interference by Myer with the Contract, conspiracy and damages. NAP and Myer had counter-claimed for declaratory judgment, breach of contract, indemnity, fraud, statutory violations, damages and attorneys' fees from the Company.

By the settlement each party dismisses with prejudice all claims asserted by them in the pending lawsuit. NAP and Myer release the Company from any claim for any funds and other rights arising under the Contract and from all negligence and other claims arising prior to the Agreement. The Company releases NAP, Myer and Myer affiliates from all negligence and other claims, excluding any claims arising under the reinsurance contract between the Company and NAP Life Insurance Company, a Myer affiliate. The Company acquired NAP, and Myer indemnifies and holds the Company harmless from all claims of any nature asserted against NAP based on its acts or omissions prior to the Agreement, except for claims by policyholders and agents relating to the sale of the Company's products. The Company indemnifies Myer for NAP acts or omissions occurring after September 30, 1999. The Company will pay or cause to be paid or released all valid claims for unpaid commissions to sub-agents of NAP who wrote business for the Company under the Contract.

The Company had accrued agent commission liabilities totaling $9,642,000 related to the Contract. As a result of the Agreement, it is expected that approximately $1,160,000 thereof could be paid as commissions due to NAP sub-agents. The remaining $8,482,000 is no longer a liability of the Company and will not be paid pursuant to the Contract. Accordingly, these remaining accrued commissions were released from liabilities in the quarter ended September 30, 1999, resulting in additional income of $8,482,000, before taxes. It is anticipated that any future renewal premiums received by the Company on currently issued and in force annuity policies written by NAP sub-agents under the Contract could generate additional commissions for such sub-agents. The payment of such future commissions is subject to and conditioned upon receipt of such renewal premiums by the Company and compliance by the sub-agents with the terms of the agents' contracts with the Company and NAP.

By separate Commutation Agreement dated September 30, 1999, Registrant and NAP Life Insurance Company ("NAP Life"), an affiliate of Robert L. Myer, canceled and terminated the Specific Benefit Reinsurance Agreement between them dated March 1, 1988, whereby Registrant had ceded fifty percent (50%) of the premiums, reserves and liabilities on a portion of its policies of insurance. The effect of the Commutation Agreement did not have a significant impact on the financial statements of the Company.


(4) SEGMENT AND OTHER OPERATING INFORMATION

The Company's reportable operating segments include domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas. A summary of segment information for the three and nine months ended September 30, 1999 and 1998 is provided below.

Selected Segment Information:

                        Domestic  International
                          Life        Life                   All
                        Insurance  Insurance   Annuities   Others    Totals
                                           (In thousands)


Three Months Ended
September 30, 1999:
Premiums and
contract  revenues     $   6,194      11,075       6,421      -         23,690
Net investment
  income                   6,318       5,484      32,335       425      44,562
Other income                 (35)        (21)      8,639      -          8,583
Universal life
  and investment
  annuity contract
  interest                 2,430       3,503      26,632      -         32,565
Amortization of
  deferred policy
  acquisition costs        1,222       2,872       5,611      -          9,705
Federal income
  taxes                    1,245       1,164       3,863       145       6,417
Segment earnings           2,421       2,263       7,497       281      12,462
Segment assets           406,900     374,964   2,786,552    36,140   3,604,556


Three Months Ended
September 30, 1998:
Premiums and
contract revenues      $   5,990      10,503       8,707      -         25,200
Net investment
  income                   6,873       5,805      38,010         1      50,689
Other income                   5           9          66      -             80
Universal life
  and investment
  annuity contract
  interest                 2,621       3,413      27,143      -         33,177
Amortization of
  deferred policy
  acquisition costs        1,507       3,020       6,610      -         11,137
Federal income
  taxes                      584       1,134       3,669        (1)      5,386
Segment earnings           1,152       2,210       7,194         2      10,558
Segment assets           410,359     371,655   2,605,046    16,661   3,403,721



                        Domestic  International
                          Life        Life                  All
                        Insurance  Insurance  Annuities   Others    Totals
                                           (In thousands)


Nine Months Ended
September 30, 1999:
Premiums and
  contract revenues    $  18,474      31,819     21,379      -         71,672
Net investment income     18,996      16,387    129,095     2,640     167,118
Other income                  32          32      8,796      -          8,860
Universal life
  and investment
  annuity contract
  interest                 7,315      10,397    100,457      -        118,169
Amortization of
deferred policy
  acquisition costs        3,614       9,434     16,663      -         29,711
Federal income
  taxes                    2,676       3,003     11,406       894      17,979
Segment earnings           5,219       5,858     22,248     1,747      35,072
Segment assets           406,900     374,964  2,786,552   36,140    3,604,556


Nine Months Ended
September 30, 1998:
Premiums and
  contract revenues    $  18,005      29,853     24,500      -         72,358
Net investment
  income                  19,832      16,516    125,492     1,648     163,488
Other income                 465          18        408      -            891
Universal life and
  investment annuity
  contract interest        7,392      10,042     91,293      -        108,727
Amortization of
  deferred policy
  acquisition costs        3,327      11,393     16,817      -         31,537
Federal income
  taxes                    2,575       1,847     11,599       560      16,581
Segment earnings           5,003       3,589     22,538     1,088      32,218
Segment assets           410,359     371,655  2,605,046    16,661   3,403,721



Reconciliations of segment information to the Company's consolidated financial statements are provided below:


                             Three Months Ended         Nine Months Ended
                                September 30,             September 30,
                             1999         1998         1999         1998
                                             (In thousands)


Premiums and Other
Revenue:
Premiums and
  contract revenues       $     23,690       25,200       71,672       72,358
Net investment income           44,562       50,689      167,118      163,488
Other income                     8,583           80        8,860          891
Realized gains
  on investments                   191          606        5,869        2,114

Total consolidated
  premiums
  and other revenue       $     77,026       76,575      253,519      238,851


                              Three Months Ended         Nine Months Ended
                                 September 30,              September 30,
                               1999         1998         1999         1998
                                              (In thousands)


Federal Income Taxes:
Total segment
  Federal income taxes    $    6,417        5,386       17,979       16,581
Taxes on realized
  gains on investments            67          212        2,054          740
Tax benefits
  from discontinued
  operations                    -          (4,944)        -          (4,944)

Total consolidated
  Federal income taxes   $     6,484          654       20,033       12,377



                              Three Months Ended         Nine Months Ended
                                 September 30,              September 30,
                               1999         1998         1999         1998
                                             (In thousands)

Net Earnings:
Total segment earnings   $    12,462       10,558       35,072       32,218
Realized gains on
  investments,
  net of taxes                   124          394        3,815        1,374
Losses from
  discontinued
  operations                    -         (14,125)        -         (14,125)
Tax benefits
  from discontinued
  operations                    -           4,944         -           4,944

Total consolidated
  net earnings           $    12,586        1,771       38,887       24,411


                                              September 30,
                                           1999           1998
                                             (In thousands)


Assets:
Total segment assets                 $    3,604,556     3,403,721
Assets of discontinued operations              -              609
Other unallocated assets                     21,653        18,806

Total consolidated assets            $    3,626,209     3,423,136



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


                                           Nine Months Ended
                                             September 30,
                                          1999          1998


United States domestic market:
     Investment annuities                     80.8%          81.9%
     Life insurance                            6.1            6.3

Total domestic market                         86.9           88.2

International market:
     Investment annuities                      0.9            0.2
     Life insurance                           12.2           11.6

Total international market                    13.1           11.8

Total direct premiums collected              100.0%         100.0%



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

Investments in debt and equity securities are classified and reported as either securities held to maturity or securities available for sale. The Company does not maintain a portfolio of trading securities. The reporting category chosen for the Company's securities investments depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. At September 30, 1999, approximately 25% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

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

The Company's overall conservative investment philosophy is reflected in the allocation of its investments which is detailed below as of September 30, 1999 and December 31, 1998. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and real estate.


                                            Percent of Investments
                                         September 30,   December 31,
                                             1999           1998


Debt securities                               88.7%           87.6%
Mortgage loans                                 5.3             5.6
Policy loans                                   3.7             4.0
Index options                                  0.7             0.8
Equity securities                              0.5             0.5
Real estate                                    0.4             0.4
Other                                          0.7             1.1

Totals                                       100.0%          100.0%



Portfolio Analysis

The Company maintains a diversified debt securities portfolio which consists of various types of fixed income securities including primarily corporate,
mortgage-backed   securities,   and   public   utilities.   Investments   in
mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations (CMOs).

At September 30, 1999, the Company's debt and equity securities were classified as follows:


                                       Fair        Amortized     Unrealized
                                      Value          Cost     Gains (Losses)
                                                 (In thousands)

Securities held to maturity:
    Debt securities               $  2,119,649      2,150,111       (30,462)
Securities available for sale:
    Debt securities                    691,957        706,527       (14,570)
    Equity securities                   16,009         12,755         3,254

Totals                            $  2,827,615      2,869,393       (41,778)


As detailed above, debt securities classified as held to maturity comprise the majority of the Company's securities portfolio, while equity securities are a small component of the portfolio. Unrealized losses totaling $41,778,000 on the securities portfolio at September 30, 1999, is a reflection of market interest rates at quarter-end. The fair values, or market values, of fixed income debt securities correlate to external market interest rate conditions. Because the interest rates are fixed on almost all of the Company's debt securities, market values typically increase when market interest rates decline, and decrease when market interest rates rise. An analysis of the change in unrealized gains and losses on the Company's securities portfolio during the quarter ended September 30, 1999, is detailed below:


                                                                  Change in
                                   Unrealized Gains (Losses)     Unrealized
                                        At            At       Gains (Losses)
                                  September 30,    June 30,      During 3rd
                                       1999          1999       Quarter 1999
                                                 (In thousands)


Securities held to maturity:
    Debt securities                $   (30,462)       (4,286)       (26,176)
Securities available for sale:
    Debt securities                    (14,570)       (2,954)       (11,616)
    Equity securities                    3,254         3,643           (389)

Totals                             $   (41,778)       (3,597)       (38,181)


Changes in interest rates typically have a significant impact on the market values of the Company's debt securities. The substantial increase in unrealized losses during the third quarter of 1999 is due to a significant increase in interest rates. Market interest rates of the ten year U.S. Treasury bond have risen over 120 basis points from year-end 1998, increasing approximately 60, 50, and 10 basis points in the first, second, and third quarters of 1999, respectively. However, because the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in market values have relatively small effects on the Company's financial statements. Also, the Company has the intent and ability to hold these securities to maturity, and it is unlikely that sales of such securities would be required, which would realize market gains or losses.

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

In addition to the securities described above, the Company invests in index options which are derivative financial instruments used to hedge the equity return component of the Company's equity-indexed annuities. The values of these options are primarily impacted by equity price risk, as the options' fair values are dependent on the performance of the S&P 500 Composite Stock Price Index (S&P 500 Index). However, increases or decreases in investment returns from these options are offset by corresponding increases or decreases in amounts paid to equity-indexed annuity policyholders, subject to minimum guaranteed policy interest rates. An example of this equity price risk is reflected in the decline in the value of the Company's index options during the third quarter of 1999. The S&P 500 Index declined approximately 6.6% which resulted in a net decrease in investment income totaling $13.1 million for the quarter ended September 30, 1999.

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

While interest rates have not declined but have increased during 1999 as previously disclosed, there has been no significant impact to earnings as a
direct  result  of  the  rate  increases.    However,  equity  markets,  more
specifically the S&P 500 Index, have declined which may be related to interest rates movements. The decline in the value of the S&P 500 Index during the third quarter of 1999 did significantly lower earnings of the Company's equity-indexed annuity business. Additionally, the S&P 500 Index decline also resulted in lower interest credited to equity-indexed annuity contracts. However, primarily because of policy liability reserving treatments related to minimum guaranteed interest rates, the reduction in annuity contract interest expense was much less than the decline in investment income. The Company's equity-indexed annuity products are long-term policies with contractual periods of either nine or fifteen years. The Company routinely analyzes the profitability of its equity-indexed annuity products under numerous economic scenarios, including both positive and negative equity market conditions. Although earnings may not be level or constant for this product due to timing of market conditions and policy liability reserving methods, the Company anticipates the equity-indexed annuities will be profitable over the long-term contractual periods of the policies.

Another important aspect of the Company's investment philosophy is managing the cash flow stability of the portfolio. Because expected maturities of securities may differ from contractual maturities due to prepayments, extensions, and calls, the Company takes steps to manage and minimize such
risks.    The  Company  continues  to  invest  primarily  in  corporate  debt securities, many of which are noncallable, which helps reduce prepayment and call risks. At September 30, 1999, corporate and public utility securities represented over 68% of the entire debt securities portfolio.

Mortgage-backed securities are also an important component of the Company's debt securities portfolio, representing 21% of the portfolio at September 30,
1999.    Although  holdings  of  mortgage-backed  securities  are  subject  to prepayment and extension risks, both of these risks are addressed by specific portfolio management strategies which add stability to the Company's cash flow management. The Company substantially reduces both prepayment and extension risks of mortgage-backed securities by investing primarily in collateralized mortgage obligations which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I (PAC I) CMOs, are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

As of September 30, 1999, CMOs represent about 93% of the Company's mortgage-backed securities. The CMOs in the Company's portfolio have been modeled and subjected to detailed, comprehensive analysis by the Company's investment staff. The overall structure of the CMO as well as the individual tranche being considered for purchase have been evaluated to ensure that the security fits appropriately within the Company's investment philosophy and asset/liability management parameters. The Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension, and credit risks.

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

                                               Below Investment
                                             Grade Debt Securities
                                                                   % of
                                     Carrying        Fair       Invested
                                      Value         Value         Assets
                                                (In thousands)


September 30, 1999               $       53,199        47,237          1.7%

December 31, 1998                        44,974        45,317          1.4%

December 31, 1997                        41,149        41,969          1.4%



The Company's strong credit risk management and commitment to quality has resulted in minimal defaults in the debt securities portfolio in recent years. Although not in default, the Company recorded a $911,000 permanent impairment writedown on a debt security in the quarter ended September 30, 1999. This writedown was reflected as a realized loss in the accompanying financial statements. The Company is also closely monitoring an additional debt security which has had a significant decline in market value. Although the decline in market value at September 30, 1999, is approximately $4,000,000, the Company does not believe that there is sufficient current justification for a permanent writedown. However, should there be further deterioration, a writedown may be warranted in the future.


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

While mortgage loans remain an important component of the Company's investment portfolio, loans as a percentage of the portfolio have been declining in recent years. Competition for high quality mortgage loans has impacted the Company's level of mortgage loan originations, and the Company is unwilling to compromise its strict underwriting guidelines to maintain specific mortgage loan levels.

The Company's direct investments in real estate are not a significant portion of its total investment portfolio, and the majority of real estate owned was acquired through mortgage loan foreclosures. However, the Company also participates in several real estate joint ventures and limited partnerships. The joint ventures and partnerships invest primarily in income-producing retail properties.

Portfolio Analysis

The Company held net investments in mortgage loans totaling $168,990,000 and $174,921,000, or 5.3% and 5.6% of total invested assets, at September 30, 1999, and December 31, 1998, respectively. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

The diversification of the mortgage loan portfolio by geographic regions of the United States and by property type as of September 30, 1999, and December 31, 1998, was as follows:


                                        September 30,      December 31,
                                            1999               1998


West South Central                          54.9%              57.1%
Mountain                                    22.4               19.4
Pacific                                     12.1                7.7
South Atlantic                               5.5                4.8
East South Central                           4.6                4.6
West North Central                           0.5                3.0
Other                                         -                 3.4

Totals                                     100.0%             100.0%




                                       September 30,      December 31,
                                           1999               1998


Retail                                      56.2%              56.7%
Office                                      25.4               21.0
Hotel/Motel                                  7.9                7.9
Nursing Homes                                2.9                3.0
Land/Lots                                    2.6                4.1
Apartment                                    2.0                4.2
Other                                        3.0                3.1

Totals                                     100.0%             100.0%



As of September 30, 1999, the allowance for possible losses on mortgage loans was $3,904,000. This balance reflects a net reduction of $736,000 recorded in the third quarter of 1999, which was recognized as a realized gain on investments. The allowance was adjusted primarily as a result of the complete repayment of an impaired mortgage loan. Although management believes that the current balance is adequate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the West South Central region which includes Texas, Louisiana, Oklahoma, and Arkansas, as this area contains the highest concentrations of the Company's mortgage loans.

The Company currently places all loans past due three months or more on nonaccrual status, thus recognizing no interest income on the loans. Also, the Company will at times restructure mortgage loans under certain conditions which may involve changes in interest rates, payment terms, or other modifications. For the nine months ended September 30, 1999 and 1998, the reductions in interest income due to nonaccrual and restructured mortgage loans were not significant.

The Company owns real estate that was acquired through foreclosure and through direct investment totaling approximately $11,484,000 and $13,553,000 at September 30, 1999, and December 31, 1998, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized operating income on these properties of approximately $248,000 and $167,000 for the three months ended September 30, 1999 and 1998. The Company does not anticipate significant changes in these operating results in the near future.

The Company monitors the conditions and market values of these properties on a regular basis. No significant realized losses were recognized due to declines in values of properties for the three months ended September 30, 1999 and 1998, respectively. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed.


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Consolidated Operations

Summary of Consolidated Operating Results

A summary of operating results for the three months ended September 30, 1999 and 1998 is provided below:


                                           Three Months Ended September 30,
                                                  1999            1998
                                        (In thousands except per share data)


Revenues:
Revenues, excluding realized
gains on investments                       $        76,835          75,969
Realized gains on investments                          191             606

Total revenues                             $        77,026          76,575

Earnings:
Earnings from continuing operations        $        12,462          15,502
Losses from discontinued
brokergae operations                                   -           (14,125)
Net realized gains on investments                      124             394

Net earnings                               $        12,586           1,771

Basic Earnings Per Share:
Earnings from continuing operations        $          3.56            4.44
Losses from discontinued
brokerage operations                                   -             (4.04)
Net realized gains on investments                     0.04            0.11

Net earnings                               $          3.60            0.51

Diluted Earnings Per Share:
Earnings from continuing operations        $          3.53            4.37
Losses from discontinued
brokerge operatons                                     -             (3.98)
Net realized gains on investments                     0.04            0.11

Net earnings                               $          3.57            0.50



Consolidated Operating Results: Earnings from continuing operations, excluding net realized gains on investments, were $12,462,000 for the quarter ended September 30, 1999, compared to $15,502,000 for the third quarter of 1998. However, third quarter 1998 earnings include a $4.9 million tax benefit resulting from losses from The Westcap Corporation bankruptcy settlement. The tax benefit was recognized in continuing operations in accordance with the Company's tax allocation agreement with its subsidiaries. Excluding the tax benefit, 1999 third quarter earnings exceeded the comparable 1998 quarter by $1,860,000.

In addition to the tax benefit affecting 1998 results, there were two significant items impacting third quarter 1999 earnings. Earnings for the current quarter were affected by the Company's equity-indexed annuity business. The impact of equity-indexed annuity issues, as described in detail in the following "Annuity Operations" section, decreased net earnings by over $5 million for the third quarter of 1999. The second significant item affecting third quarter 1999 earnings was the resolution of pending litigation which resulted in additional other income to the Company totaling $8,482,000, or $5,513,000, net of taxes. This litigation settlement is described in detail in note 3 in the accompanying financial statements.

The Company recorded realized gains on investments, net of taxes, totaling $191,000 for the quarter ended September 30, 1999, compared to gains of $606,000 for the third quarter of 1998. The 1999 gains were primarily from sales of investments in debt securities, net of permanent impairment adjustments for debt securities and mortgage loans. The 1998 gains were primarily from calls of investments in debt securities.

The Chapter 11 bankruptcy reorganization of the Company's wholly owned subsidiary, The Westcap Corporation, was completed in the first quarter of 1999. However, no losses were reported in 1999 as the entire $14,125,000 settlement payment was accrued and reported as a loss from discontinued brokerage operations in the third quarter of 1998.

Net Investment Income: Net investment income decreased 12.1% from the third quarter of 1998, due to declines in fair values of index options used to hedge the equity return component of the Company's equity-indexed annuity product. The index options, which act as hedges to match closely the returns on the S&P 500 Index, are reported at fair value in the accompanying financial statements. The changes in the values of the index options and the credited interest on policyholder liabilities for equity-indexed annuities are both reflected in the statement of earnings. The reduction to investment income from index options for the quarter ended September 30, 1999, totaling $13,051,000 is composed of $18,875,000 of unrealized losses in the value of the options, offset partially by $5,824,000 of actual income realized as a
result  of  option  expirations.    This  significant  decline  is  directly
attributable to the decline in the S&P 500 Index over the same period. While net investment income was lower due to these options, this reduction was partially offset by lower annuity contract interest expense as the credited return on the Company's equity-indexed annuities are also based on the same S&P 500 Index.

The Company also experienced modest declines in investment income from mortgage loans and policy loans which is consistent with decreases in the investment balances of these assets. Additionally, investment income for the third quarter of 1998 includes nonrecurring gains on investments in real estate limited partnerships totaling $1,125,000. A detail of net investment income is provided below:


                                 Three Months Ended September 30,
                                        1999            1998
                                          (In thousands)


Investment income:
    Debt securities              $        51,347         49,149
    Mortgage loans                         3,821          4,189
    Policy loans                           2,024          2,290
    Index options                        (13,051)        (6,584)
    Other investment income                1,034          2,220

Total investment income                   45,175         51,264
Investment expenses                          613            575

Net investment income            $        44,562         50,689



Life and Other Policy Benefits: Expenses in 1999 were 5.5% higher than the comparable period for 1998. Closer analysis shows life insurance benefit claims were $1,110,000 higher in the third quarter of 1999 than in 1998. Conversely, traditional life insurance surrenders decreased $435,000 in 1999 over the comparable 1998 period. However, much of the decrease in traditional surrender expense is offset by corresponding changes in liabilities for future policy benefits. A comparative detail of life and other policy benefits is provided below:


                                    Three Months Ended September 30,
                                            1999           1998
                                               (In thousands)


Life insurance benefit claims          $       6,506          5,396
Surrenders of traditional products             2,858          3,293
Other policy benefits                            290            466

Totals                                 $       9,654          9,155



Universal Life and Investment Annuity Contract Interest: The Company closely monitors its credited interest rates, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. Rates are established or adjusted after careful consideration and evaluation of these factors against established objectives. As market interest rates fluctuate, the Company's credited interest rates are often adjusted accordingly, while also taking into consideration other factors as described above. For the Company's equity-indexed annuities, credited interest rates are based on the performance of the S&P 500 Index, subject to guaranteed minimum interest rates. Total universal life and investment annuity contract interest was $32.6 million and $33.2 million for the quarters
ended  September  30,  1999  and  1998,  respectively.    The  decrease  is
attributable to declines in interest on the Company's equity-indexed annuity products.

Other Operating Expenses: Operating expenses for the third quarter of 1999 were $6,973,000 compared to $7,501,000 for the comparable 1998 period. Included in 1998 expenses is $250,000 for the estimated costs of the notification and administration process for a class action lawsuit that was ultimately settled in the fourth quarter of 1998. Also contributing to the higher expenses in 1998 were increases in legal fees and several other areas, most of which are related to increased marketing efforts such as salaries and compensation, travel, and printing and publication costs.

Federal Income Taxes: Federal income taxes for the quarter ended September 30, 1999, totaled $6,484,000, reflecting an effective tax rate of 34.0%. However, Federal income taxes for the quarter ended September 30, 1998, totaled $654,000, reflecting an effective tax rate of only 4.0%. The low effective tax rate is due to a $4.9 million tax benefit resulting from discontinued brokerage operations losses totaling $14,125,000. The tax benefit was reflected in earnings from continuing operations in accordance with the Company's tax allocation agreement with its subsidiaries.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the quarters ended September 30, 1999 and 1998 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes, and discontinued brokerage operations.


                      Domestic  International
                        Life        Life                    All
                      Insurance  Insurance   Annuities    Others     Totals
                                          (In thousands)


Segment earnings:

  September 30, 1999   $  2,421       2,263       7,497         281    12,462

  September 30, 1998      1,152       2,210       7,194           2    10,558



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

Earnings for the domestic life insurance operating segment were $2,421,000 and $1,152,000 for the three months ended September 30, 1999 and 1998, respectively. The increase in earnings in 1999 is primarily due to increases in cost of insurance revenues and other policy fees, coupled with lower expenses. The lower expenses are from decreases in life insurance benefit claims, traditional life insurance surrenders, contract interest, and amortization of deferred policy acquisition costs. A detailed analysis of significant revenues and expenses for this segment is provided below.

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


                                                Three Months Ended
                                                  September 30,
                                                1999          1998
                                                  (In thousands)


Universal life insurance:
    Cost of insurance                    $        2,993         2,744
    Surrender charges                               416           589
    Policy fees and other revenues                  535           334
Traditional life insurance premiums               2,250         2,323

Totals                                   $        6,194         5,990


Actual universal life insurance deposits collected for the quarters ended September 30, 1999 and 1998 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles. Although first year and single premium deposits collected are lower in 1999, the Company has made enhancements to several of its major domestic products which could result in increased sales.


                                             Three Months Ended
                                               September 30,
                                             1999          1998
                                               (In thousands)


Universal life insurance:
    First year and single premiums     $       1,626         1,733
    Renewal premiums                           3,614         3,343

Totals                                 $       5,240         5,076



Significant expenses for domestic life insurance operations are summarized below:


                                                       Three Months Ended
                                                         September 30,
                                                       1999          1998
                                                         (In thousands)


Life insurance benefit claims                       $    3,182         3,405
Universal life insurance contract interest               2,430         2,621
Amortization of deferred policy acquisition costs        1,222         1,507
Other operating expenses                                 1,965         1,813



Life insurance benefit claims were somewhat lower in 1999 at $3,182,000 compared to $3,405,000 in 1998. Mortality claims experience fluctuates from period to period, and such deviations are not uncommon in the life insurance industry. Over extended periods of time, higher claims experience tends to be offset by periods of lower claims experience. Additionally, the Company utilizes reinsurance to help minimize its exposure to adverse mortality experience. The Company's general policy is to reinsure amounts in excess of $200,000 on the life of any one individual.

Amortization of deferred policy acquisition costs decreased $285,000 from $1,507,000 in 1998 to $1,222,000 in 1999. These expenses represent the amortization of the costs of acquiring or producing new business, which consists primarily of agents' commissions. The majority of such costs are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business.

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

Earnings for the international life insurance operating segment were $2,263,000 and $2,210,000 for the quarters ended September 30, 1999 and 1998, respectively. Earnings in 1999 were only slightly higher primarily due to increases in universal life insurance revenues and lower other operating expenses. However, most of the positive impact to earnings was offset by significantly higher life insurance benefit claims during the third quarter of 1999. A detailed analysis of significant revenues and expenses for this segment is provided below.

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. The international operations' marketing efforts are also focused more on universal life insurance, and, as a result, revenues from these products continue to increase over traditional products. Cost of insurance revenues continue to increase as the international block of business grows. Surrender charge revenues were also higher in 1999 as international universal life insurance surrenders increased significantly during the third quarter of 1999. A comparative detail of premiums and contract revenues is provided below:


                                                Three Months Ended
                                                  September 30,
                                                1999          1998
                                                  (In thousands)


Universal life insurance:
    Cost of insurance                    $        7,406         7,018
    Surrender charges                             2,330         1,793
    Policy fees and other revenues                1,050           985
Traditional life insurance premiums                 289           707

Totals                                   $       11,075        10,503



Actual universal life insurance deposits collected for the quarters ended September 30, 1999 and 1998 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                            Three Months Ended
                                              September 30,
                                            1999          1998
                                              (In thousands)


Universal life insurance:
    First year and single premiums    $       3,618         3,584
    Renewal premiums                          9,783         9,425

Totals                                $      13,401        13,009



Significant expenses for international life insurance operations are summarized below:


                                                     Three Months Ended
                                                       September 30,
                                                     1999          1998
                                                       (In thousands)


Life insurance benefit claims                 $       3,324         1,992
Universal life insurance contract interest            3,503         3,413
Amortization of deferred policy
acquisition costs                                     2,872         3,020
Other operating expenses                              2,073         3,266



Life insurance benefit claims were significantly higher in 1999 at $3,324,000 compared to $1,992,000 in 1998. As previously described for domestic life insurance operations, mortality claims fluctuate from period to period. These deviations, which can at times be significant, are not uncommon in the life insurance industry.

Other operating expenses declined over $1.1 million from $3,266,000 in 1998 to $2,073,000 in 1999. The lower expenses are partially due to lower legal fees and marketing related expenses such as salaries and compensation, travel, and printing and publication costs. However, approximately one-half of the decrease is due to a reclassification of expenses in 1998, which did not affect net earnings. As a result of a functional cost study in the third quarter of 1998, certain investment expenses netted against investment income were reclassified to other operating expenses.

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

Earnings for the annuity operating segment were $7,497,000 and $7,194,000 for the quarters ended September 30, 1999 and 1998, respectively. Although earnings were relatively consistent between quarters, the third quarter of 1999 includes significantly higher income from a litigation settlement and lower amortization of deferred policy acquisition costs, offset by decreases in surrender charge revenues and lower earnings from the Company's equity-
indexed annuity business.   A detailed analysis of these and other revenues
and expenses for this segment is provided below.

Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. Annuitizations result in transfers of policies from deferred to immediate or payout status. The deferred revenues related to these annuities are amortized into income during the payout period. Surrender charge revenues were down 30.1% in 1999 compared to 1998 primarily due to reductions in surrender charges from two-tier annuities. Although total annuity policy surrenders were down just 2.1% from 1998 to 1999, the mix of surrender types was significantly different. While single-tier annuity policy surrenders increased in 1999, two-tier annuity policy surrenders, which typically have much higher surrender charges, declined over 42%. A comparative detail of the components of premiums and annuity contract revenues is provided below.


                                     Three Months Ended
                                       September 30,
                                        1999       1998
                                       (In thousands)


Surrender charges:
   Two-tier annuities            $    3,088      5,104
   Single-tier annuities              1,826      1,925

Total surrender charges               4,914      7,029
Payout annuity and other
revenues                              1,487      1,658
Traditional annuity premiums             20         20

Totals                           $    6,421      8,707



Actual annuity deposits collected for the quarters ended September 30, 1999 and 1998 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                               Three Months Ended
                                                 September 30,
                                               1999          1998
                                                 (In thousands)


Deferred annuities:
    Equity-indexed                       $      33,572        76,460
    Other                                       50,271        44,988

Total deferred annuities                        83,843       121,448
Immediate annuities                              9,457         4,753

Totals                                   $      93,300       126,201


The Company experienced growth in immediate annuities and other deferred annuities for the quarter ended September 30, 1999, compared to the same quarter of 1998. In fact, immediate annuities almost doubled and other deferred annuities increased 11.7%. However, these increases were more than offset by a significant decline in equity-indexed annuity sales.

Equity-indexed annuity sales are a major portion of the Company's total annuity production. The Company's equity-indexed annuities are flexible premium deferred annuities which combine the features associated with traditional fixed annuities, with the option to have interest rates that are linked in part to an equity index, the S&P 500 Index. These annuities are long-term contracts designed as planning vehicles for retirement security. These annuities are attractive to customers, as they have guaranteed minimum interest rates, coupled with the potential for significantly higher returns based on an equity index component. Also, because the Company does not offer variable products or mutual funds, these products provide a key equity-based alternative to the Company's existing fixed annuity products. In conjunction with the sale of these annuities, the Company uses an investment hedging program to offset the potential higher returns required to be paid on these products. Specifically, the Company purchases index options from highly rated banks and brokerage firms. These index options act as hedges to match closely the returns based on the S&P 500 Index which may be paid to policyholders.

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

Net investment income for annuity operations for the third quarters of 1999 and 1998 totaled $32,335,000 and $38,010,000, respectively. Declines in fair values of index options resulted in reductions to net investment income totaling $13,051,000 and $6,584,000 for the quarters ended September 30, 1999 and 1998. These significant declines are directly attributable to the declines in the S&P 500 Index over the same periods. While net investment income was lower due to these options, these reductions were partially offset by lower annuity contract interest expense as the credited interest on the Company's equity-indexed annuities are also based on the same S&P 500 Index. The correlation of investment income with annuity contract expense is explained in more detail below.

Significant expenses for annuity operations are summarized below:


                                            Three Months Ended
                                              September 30,
                                           1999           1998
                                              (In thousands)


Annuity contract interest            $      26,632        27,143
Amortization of deferred
policy acquisition costs                     5,611         6,610
Other operating expenses                     2,935         2,422


Amortization of deferred policy acquisition costs represents the amortization of the costs of acquiring or producing new business, primarily agents' commissions, the majority of which are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization for 1999 and 1998 was $5,611,000 and $6,610,000, respectively. The lower amortization was impacted by third quarter 1999 changes in assumptions for anticipated future gross profits for the Company's entire annuity business.

Annuity contract interest was $26,632,000 in 1999 compared to $27,143,000 in 1998. The decrease is due to the Company's equity-indexed annuities which have interest rates that are linked in part to the S&P 500 Index. The S&P 500 Index decline in the third quarter of 1999 resulted in lower interest credited to equity-indexed annuity contracts. However, primarily because of policy liability reserving treatments related to minimum guaranteed interest rates, the reduction in annuity contract interest expense was much less than the decline in net investment income.

Differences between income from index options and contract interest credited to policyholders will occur for several reasons, some of which may only be timing differences between the recognition of income and expenses. One reason is the costs of the index options are essentially amortized against net investment income as the options are marked to fair value each reporting period. The costs of options are covered by additional income earned on debt securities purchased with equity-indexed annuity premiums. Other differences are due to asset fees charged against policyholder contract interest, surrenders and death benefits on annuities within the annual hedging period, and inherent differences between index option fair values and policy liability reserving treatments related to minimum guaranteed interest rates.

The impact of these equity-indexed annuity issues decreased annuity operations earnings by over $5 million, net of taxes, for the third quarter of 1999. The Company's equity-indexed annuity products are long-term policies with contractual periods of either nine or fifteen years. The Company routinely analyzes the profitability of its equity-indexed annuity products under numerous economic scenarios, including both positive and negative equity market conditions. Although earnings may not be level or constant for this product due to timing of market conditions and policy liability reserving methods, the Company anticipates the equity-indexed annuities will be profitable over the long-term contractual periods of the policies.

Although annuity operations earnings were significantly lower due to its equity-indexed annuity business for the third quarter of 1999, the Company recorded nonrecurring income resulting from a lawsuit settlement that essentially offset the lower earnings. As more fully described in note 3 of the accompanying financial statements, National Western Life Insurance Company, National Annuity Programs, Inc. (NAP), and others executed a settlement agreement for a pending declaratory judgment lawsuit. NAP was an independent marketing general agency under contract with the Company that hired and supervised agents marketing annuity products on behalf of the Company. The contract was entered into in 1983 and amended in 1994. The Company alleged that during the course of the contract NAP violated its terms and conditions among other things. By the settlement, each party dismisses with prejudice all claims asserted by them in the lawsuit. The Company was also released from any claims for any funds and other rights arising under the contract.

The Company had accrued agent commission liabilities totaling $9,642,000 related to the contract. As a result of the Agreement, it is expected that approximately $1,160,000 thereof could be paid as commissions due to NAP sub-agents. The remaining $8,482,000 is no longer a liability of the Company and will not be paid pursuant to the contract. Accordingly, these remaining accrued commissions were released from liabilities in the quarter ended September 30, 1999, resulting in additional income of $8,482,000, or $5,513,000, net of taxes. It is anticipated that any future renewal premiums received by the Company on currently issued and in force annuity policies written by NAP sub-agents under the Contract could generate additional commissions for such sub-agents. The payment of such future commissions is subject to and conditioned upon receipt of such renewal premiums by the Company and compliance by the sub-agents with the terms of the agents' contracts with the Company and NAP.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate and other investment operations through the following wholly owned subsidiaries: NWL Investments, Inc., NWL Properties, Inc., NWL 806 Main, Inc., NWL Services, Inc., and NWL Financial, Inc. Also, during January, 1999, the Company's wholly owned subsidiary, The Westcap Corporation, completed its Chapter 11 bankruptcy reorganization. With the reorganization complete, National Western transferred its investment real estate holdings totaling approximately $11,589,000 to Westcap and the subsidiary is now operating as a real estate management company. Earnings for these other operations totaled $281,000 and $2,000 for the third quarters of 1999 and 1998, respectively.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Consolidated Operations

Summary of Consolidated Operating Results

A summary of operating results for the nine months ended September 30, 1999 and 1998 is provided below:


                                             Nine Months Ended September 30,
                                                   1999             1998
                                          (In thousands except per share data)


Revenues:
Revenues, excluding realized
gains on investments                         $      247,650         236,737
Realized gains on investments                         5,869           2,114

Total revenues                               $      253,519         238,851

Earnings:
Earnings from continuing operations          $       35,072          37,162
Losses from discontinued
brokerage operations                                    -           (14,125)
Net realized gains on investments                     3,815           1,374

Net earnings                                 $       38,887          24,411

Basic Earnings Per Share:
Earnings from continuing operations          $        10.02           10.64
Losses from discontinued
brokerage operations                                    -             (4.04)
Net realized gains on investments                      1.09            0.39

Net earnings                                 $        11.11            6.99

Diluted Earnings Per Share:
Earnings from continuing operations          $         9.93           10.52
Losses from discontinued
brokerage operations                                    -             (4.00)
Net realized gains on investments                      1.08            0.39

Net earnings                                 $        11.01            6.91


Consolidated Operating Results: For the nine months ended September 30, 1999, earnings from continuing operations, excluding net realized gains on investments, totaled $35,072,000 compared to $37,162,000 for the same period of 1998. However, 1998 earnings include a $4.9 million tax benefit resulting from losses from the Westcap bankruptcy settlement. The tax benefit was recognized in earnings from continuing operations in accordance with the Company's tax allocation agreement with its subsidiaries. Excluding the tax benefit, 1999 earnings exceeded comparable 1998 earnings by $2,810,000, or 8.7%. This increase in earnings is largely attributable to higher universal life and annuity contract revenues, lower life insurance benefits claims, and lower amortization of deferred policy acquisition costs.

In addition to the tax benefit affecting 1998 results, there were two significant items impacting earnings for the nine months ended September 30, 1999. Earnings for 1999 were affected by the Company's equity-indexed annuity business. The impact of equity-indexed annuity issues, as described in the following "Annuity Operations" section, decreased net earnings by over $5 million in 1999. The second significant item affecting 1999 earnings was the resolution of pending litigiation which resulted in additional other income to the Company totaling $8,482,000, or $5,513,000, net of taxes.
This litigation settlement is described in detail in note 3 in the accompanying financial statements.

The Company recorded realized gains on investments, net of taxes, totaling $3,815,000 for the nine months ended September 30, 1999, compared to gains of $1,374,000 for the first nine months of 1998. The 1999 gains were primarily from sales and calls of investments in debt securities totaling $2,662,000, net of taxes. Also included in 1999 was a net gain totaling $922,000 from the sale of investment real estate owned by one of National Western's subsidiaries, NWL 806 Main, Inc.

As previously reported, the bankruptcy reorganization of the Company's wholly owned subsidiary, The Westcap Corporation, was completed in the first quarter of 1999. Pursuant to the reorganization plan, National Western retained 100% continuing ownership of the reorganized Westcap and the subsidiary is now operating as a real estate management company. No losses were reported for discontinued brokerage operations in 1999, as the entire $14,125,000 settlement payment was accrued and reported as a loss in the third quarter of 1998.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the nine months ended September 30, 1999 and 1998 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes, and discontinued brokerage operations.


                        Domestic  International
                          Life        Life                   All
                        Insurance  Insurance   Annuities   Others    Totals
                                           (In thousands)


Segment earnings:

 September 30, 1999   $   5,219       5,858      22,248     1,747    35,072

 September 30, 1998       5,003       3,589      22,538     1,088    32,218


Domestic Life Insurance Operations

Earnings for the domestic life insurance operating segment were $5,219,000 and $5,003,000 for the nine months ended September 30, 1999 and 1998, respectively. The minimal increase in earnings is due to higher universal life insurance revenues and lower life insurance benefit claims, partially offset by lower net investment income and other income. A detailed analysis of significant revenues and expenses for this segment is provided below.

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



                                                Nine Months Ended
                                                  September 30,
                                                1999          1998
                                                 (In thousands)


Universal life insurance:
    Cost of insurance                     $       8,777        7,915
    Surrender charges                             1,299        1,520
    Policy fees and other revenues                1,178          998
Traditional life insurance premiums               7,220        7,572

Totals                                    $      18,474       18,005



Actual universal life insurance deposits, which are recorded directly to policyholder liabilities upon receipt, for the nine months ended September 30, 1999 and 1998 are detailed below.


                                       Nine Months Ended September 30,
                                             1999            1998
                                                (In thousands)


Universal life insurance:
    First year and single premiums     $       4,001            5,485
    Renewal premiums                          10,874           10,512

Totals                                 $      14,875           15,997



Other income for the nine months ended September 30, 1999 and 1998 totaled $32,000 and $465,000, respectively. Other income was higher in 1998 primarily due to proceeds totaling $444,000 received from the U.S. government related to previous litigation involving a failed savings and loan institution. The litigation involved the Company's previous investment in bonds of the financial institution and subsequent losses incurred upon its failure. The financial institution had also purchased life insurance from National Western, the cash values of which served as collateral for the bonds.

Significant expenses for domestic life insurance operations are summarized below:

                                         Nine Months Ended
                                            September 30,
                                         1999         1998
                                            (In thousands)


Life insurance benefit claims        $    9,295         10,367
Universal life insurance
contract interest                         7,315          7,392
Amortization of deferred policy
acquisition costs                         3,614          3,327
Other operating expenses                  6,784          6,790



Life insurance benefit claims were significantly lower in 1999 at $9,295,000 compared to $10,367,000 in 1998. This fluctuation is primarily due to benefit claims in the first quarter of 1998 that were much higher than historical averages.

International Life Insurance Operations

Earnings for the international life insurance operating segment were $5,858,000 and $3,589,000 for the nine months ended September 30, 1999 and 1998, respectively. Consistent with the results as previously reported for the first six months of 1999 and 1998, earnings for the nine months ended September 30, 1999 were higher due to increases in universal life insurance revenues and lower amortization of deferred policy acquisition costs. A comparative detail of premiums and contract revenues, which reflects the increase in universal life insurance revenues, is provided below:


                                          Nine Months Ended September 30,
                                                1999            1998
                                                   (In thousands)


Universal life insurance:
    Cost of insurance                     $      21,919          20,380
    Surrender charges                             5,993           4,723
    Policy fees and other revenues                2,835           2,769
Traditional life insurance premiums               1,072           1,981

Totals                                    $      31,819          29,853


Actual universal life insurance deposits collected for the nine months ended September 30, 1999 and 1998 are detailed below. Lower 1999 first year and single premiums are partially due to unfavorable economic conditions in the Company's Central and South American markets.

                                       Nine Months Ended September 30,
                                              1999           1998
                                                (In thousands)


Universal life insurance:
    First year and single premiums      $       9,504          9,937
    Renewal premiums                           27,247         26,192

Totals                                  $      36,751         36,129



Significant expenses for international life insurance operations are summarized below:


                                          Nine Months Ended September 30,
                                                1999           1998
                                                   (In thousands)


Life insurance benefit claims           $        8,173          7,838
Universal life insurance
contract interest                               10,397         10,042
Amortization of deferred
policy acquisition costs                         9,434         11,393
Other operating expenses                         6,476          6,795



Except for amortization of deferred policy acquisition costs, there were no significant fluctuations in the above detail of expenses for the nine months
ended  September  30,  1999  and  1998.    Amortization  of  deferred  policy
acquisition costs was significantly lower in 1999, totaling $9,434,000 compared to $11,393,000 in 1998. The higher amortization costs in 1998 resulted from retrospective adjustments to deferred policy acquisition costs in the second quarter as anticipated future gross profits on international blocks of business were revised. The amortization in 1999 is more consistent with historical levels.

Annuity Operations

Earnings for the annuity operating segment were $22,248,000 and $22,538,000 for the nine months ended September 30, 1999 and 1998, respectively. Consistent with third quarter results, earnings for the nine months ended September 30, 1999 and 1998 are relatively comparable. As previously described for the third quarter of 1999, year-to-date 1999 earnings include significantly higher income from a litigation settlement and lower amortization of deferred policy acquisition costs, offset by decreases in policy surrender charge revenues and lower earnings from the Company's equity-indexed annuity business. A detailed analysis of significant revenues and expenses for this segment is provided below.

Premiums and annuity contract revenues were down $3,121,000, or 12.7%, from $24,500,000 in 1998 to $21,379,000 in 1999. Most of this decline is due to lower surrender charge revenues from two-tier annuities as actual policy surrenders of these annuities declined 22.3% for the nine months ended September 30, 1999, compared to the same period of 1998. A comparative detail of the components of premiums and annuity contract revenues is provided below.


                                       Nine Months Ended September 30,
                                              1999           1998
                                                 (In thousands)


Surrender charges:
   Two-tier annuities                   $       11,655         14,368
   Single-tier annuities                         5,234          5,134

Total surrender charges                         16,889         19,502
Payout annuity and other revenues                4,431          4,934
Traditional annuity premiums                        59             64

Totals                                  $       21,379         24,500



Annuity deposits for 1999 decreased 4.6% compared to the same period of 1998. Although the Company is experiencing growth in its immediate annuities and other deferred annuities, sales of equity-indexed annuities have begun to decrease, largely as a result of volatility in the stock market as previously described for the quarter ended September 30, 1999. Actual annuity deposits collected for the nine months ended September 30, 1999 and 1998 are detailed below.


                                         Nine Months Ended September 30,
                                               1999            1998
                                                  (In thousands)


Deferred annuities:
    Equity-indexed                       $      123,491         158,260
    Other                                       148,376         136,070

Total deferred annuities                        271,867         294,330
Immediate annuities                              23,124          14,752

Totals                                   $      294,991         309,082



Significant expenses for annuity operations are summarized below:


                                         Nine Months Ended September 30,
                                               1999            1998
                                                  (In thousands)


Annuity contract interest                $      100,457          91,293
Amortization of deferred
policy acquisition costs                         16,663          16,817
Other operating expenses                          8,242           8,244



Annuity contract interest was $100.5 million in 1999 compared to $91.3 million in 1998. The increase is largely due to increases in annuities in force from sales of equity-indexed annuities and other deferred annuities. However, contract interest was reduced in 1999 as a result of declines in the S&P 500 Index during this period. Equity-indexed annuities have interest rates that are linked in part to the S&P 500 Index, resulting in the lower interest credited to theses contracts in 1999. While contract interest was lower due to the stock market declines, net investment income was also substantially lower as a result of index options used to hedge the equity-indexed annuities. The impact of these equity-indexed annuity issues decreased annuity operations earnings approximately $5 million, net of taxes, for the nine months ended September 30, 1999, as the reduction in annuity contract interest was much less than the decline in net investment income. This is primarily due to policy liability reserving treatments related to minimum guaranteed interest rates. Additionally, differences between income from index options and contract interest credited to policyholders will occur for other reasons as previously explained in detail for the three months ended September 30, 1999. Although earnings may not be level or constant for this product due to timing of market conditions and policy liability reserving methods, the Company anticipates the equity-indexed annuities will be profitable over the long-term contractual periods of the policies.

Other Operations

As previously described for the nine months ended September 30, 1999, National Western has small real estate and other investment operations through its wholly owned subsidiaries. Earnings for these other operations totaled $1,747,000 and $1,088,000 for the nine months ended September 30, 1999 and 1998, respectively. Earnings are higher in 1999 primarily due to income from real estate properties that were transferred from National Western Life Insurance Company to The Westcap Corporation in January, 1999.

Most of the income from the Company's subsidiaries is from a life interest in the Libbie Shearn Moody Trust. This asset was owned by National Western Life Insurance Company during 1996 but was transferred to NWL Services, Inc., in 1997. Dividend distributions from the Trust are declared semi-annually in June and December each year. Because the asset is a life interest, these distributions are only accrued in the Company's financial statements when declared. Semi-annual distributions included in the nine months ended September 30, 1999 and 1998 totaled $1,751,000 and $1,725,000, respectively.

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

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $85.7 million and $86.1 million for the nine months ended September 30, 1999 and 1998, respectively. Net cash flows from the Company's deposit product operations, which includes universal life and investment annuity products, totaled $32.8 million for the first nine months of 1999 and $64.5 million for the comparable period of 1998. The decline in cash flows from deposit product operations is from decreases in premium deposits coupled with increases in policy surrenders.

The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $106.4 million and $123.2 million for the nine months ended September 30, 1999 and 1998, respectively. The Company expects significant cash flows from these sources throughout the remainder of 1999.

Capital Resources

The Company relies on stockholders' equity for its capital resources, as there has been no long-term debt outstanding in 1999 or recent years. The Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 1999.

Stockholders' equity totaled $459.5 million at September 30, 1999, reflecting an increase of $21.1 million from December 31, 1998. The increase in capital is primarily from net earnings of $38.9 million, offset by a decline in net unrealized gains on investment securities totaling $18.2 million during the first nine months of 1999. Book value per share at September 30, 1999, was $131.25.


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

National Western's primary internal software systems include its policy
administration  system  and  investment  accounting  system.    The  policy
administration system is an important software system for National Western, as it is a comprehensive system involving the following functions: policy issuance, maintenance, and accounting, cash receipts, cash disbursements, general ledger, agent commissions, and various other accounting functions. While this policy administration system was not developed by National Western, several key employees of the National Western Information Services department were involved in the system's original development process. As a result, National Western does not maintain a service agreement with the original developer but, rather, maintains and services the system internally. National Western has performed an assessment of this system regarding Year 2000 issues, which revealed that there is some exposure to insufficient date processing that must be corrected. However, the assessment also revealed that much of the date-sensitive data is already in four-digit format, which avoids the Year 2000 processing problems. Accordingly, National Western commenced a project to perform a comprehensive review of the entire policy administration system. This project was substantially completed as of June 30, 1999, and all changes have been tested and implemented. Additional testing will continue throughout 1999 as a prudent, safeguard measure.

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

The Company has reviewed Year 2000-related costs incurred to date and is monitoring potential future costs to complete its Year 2000 plan. Such costs are not expected to exceed $250,000. A significant amount of these costs have not and will not be incremental costs to the Company, as internal resources are primarily being used and will continue to be utilized and reallocated as needed. Also, for externally developed systems under licensing contracts, costs are primarily borne by the software developer. Costs already incurred as of September 30, 1999, related to the Year 2000 plan total approximately $220,000.


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


                         PART II.  OTHER INFORMATION

                          ITEM 1. LEGAL PROCEEDINGS

The Westcap Corporation Bankruptcy Proceedings

As previously reported in the Company's 1998 Form 10-K, the bankruptcy
reorganization  of  the  Company's  wholly  owned  subsidiary,    The  Westcap
Corporation, was completed in the first quarter of 1999. Pursuant to the reorganization plan, National Western retained 100% continuing ownership of the reorganized Westcap and the subsidiary is now operating as a real estate management company. No losses were reported for discontinued brokerage operations in the first nine months of 1999 as the entire $14,125,000 settlement payment was accrued and reported as a loss in the third quarter of 1998.

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

Other Litigation

As described in detail in note 3 to the accompanying financial statements, on September 30, 1999, National Western Life Insurance Company (the Company), National Annuity Programs, Inc., Robert L. Myer, and certain affiliates of Myer executed a Definitive Compromise Settlement Agreement of the declaratory judgment lawsuit pending between them in the District Court of Travis County, Texas. As a result of the settlement, the Company was able to release accrued commission liabilities in the quarter ended September 30, 1999, resulting in additional income of $8,482,000, before taxes.


                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

Exhibit 11 -Computation of Earnings Per Share (filed on pages __ and __ of this report).

Exhibit 27 -Financial Data Schedule (filed electronically pursuant to
            Regulation S-K).

(b) Reports on Form 8-K

A report on Form 8-K dated September 30, 1999, was filed by the Company disclosing the execution of a settlement agreement of a pending lawsuit between National Western Life Insurance Company, National Annuity Programs, Inc., Robert L. Myer and certain affiliates of Myer as described in detail in note 3 to the accompanying financial statements.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   NATIONAL WESTERN LIFE INSURANCE COMPANY
                                 (Registrant)



Date: November 12, 1999                  /S/ Ross R. Moody
                                         Ross R. Moody
                                         President, Chief Operating Officer,
                                         and Director
                                         (Authorized Officer)



Date: November 12, 1999                  /S/ Robert L. Busby, III
                                         Robert L. Busby, III
                                         Senior Vice President -
                                         Chief Administrative Officer,
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)



Date: November 12, 1999                  /S/ Vincent L. Kasch
                                         Vincent L. Kasch
                                         Vice President - Controller
                                         and Assistant Treasurer
                                         (Principal Accounting Officer)