Form 10-K405
period 1999-12-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2000-03-30
CIK 70684

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-K


[ x  ]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1999

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

Yes [ x  ]     No  [      ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant at March 14, 2000, was approximately $153,136,000.

As of March 14, 2000, the number of shares of Registrant's common stock outstanding was: Class A - 3,300,728 and Class B - 200,000.



                                    PART I

                               ITEM 1. BUSINESS

(a) General Development of Business

Life Insurance and Annuity Operations

National Western Life Insurance Company (hereinafter referred to as "National Western," "Company," or "Registrant") is a life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-three states and the District of Columbia. National Western also accepts applications from and issues policies to residents of various countries in Central and South America, the Caribbean, and the Pacific Rim. Such policies are accepted and issued in the United States. The Company's operations are generally segmented as follows: domestic life insurance, international life insurance, and annuity operations. During 1999, the Company recorded approximately $479 million in premium revenues, universal life, and investment annuity contract deposits. New life insurance issued during 1999 approximated $1.6 billion, and the total amount in force at year-end 1999 was $9.7 billion. As of December 31, 1999, the Company had total consolidated assets of $3.7 billion.

Competition: The life insurance business is highly competitive, and National Western competes with over 1,500 stock and mutual companies. Best's Agents Guide To Life Insurance Companies, an authoritative life insurance publication, lists companies by total admitted assets, net premiums written, and life insurance in force. As of December 31, 1998, the most recent date for which information is available, National Western ranked 153 in total admitted assets, 179 in net premiums written, and 226 in life insurance in force among over 1,500 life insurance companies domiciled in the United States.

Life insurance companies compete not only on product design and price, but on policyowner service and marketing and sales efforts. National Western believes that its products, premium rates, policyowner service, and marketing efforts are generally competitive with those of other life insurance companies selling similar types of insurance. Mutual insurance companies may have certain competitive advantages over stock companies in that the policies written by them are participating policies and their profits inure to the benefit of their policyholders. The Company no longer writes participating policies, and such policies represent a minor portion of the Company's life insurance in force at December 31, 1999.

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

In addition to competition within the life insurance industry, National Western and other insurance companies face competition from other industries. Banks, brokerage firms, and other financial institutions also market insurance products or other competing products such as mutual funds. The continued growth and popularity of mutual funds and equity holdings has attracted large
amounts of investment funds.   Many mutual funds also allow tax deferred
features through individual retirement accounts, 401(k) plans, and other qualified methods which compete directly with the Company's tax deferred annuity products.

In 1999 Federal legislation was enacted, the Financial Services Modernization Act, which allows affiliations of banks and insurance companies through holding companies. Although this legislation does not allow a bank to engage in insurance underwriting through a subsidiary of the bank, it could significantly affect competition through increased involvement of banks in the marketing and distribution of insurance products. Insurance companies that are significantly larger than National Western may have a competitive advantage, as they may be able to form affiliations more easily with large, dominant banking institutions.

Along with the potential increased competition resulting from the new legislation, technology and the Internet are affecting how life insurance companies do business. As consumers become more comfortable with purchases and transactions over the Internet, insurance companies will have to evaluate the extent to which they need to integrate the Internet into their marketing and distribution of products. While insurance products can be complex and typically require more conventional sales methods, certain insurance products are more like commodities which can be readily sold over the Internet. Insurance companies that are able to address the needs of consumers through the use of current technologies and the Internet may have competitive advantages over those companies that are not able to integrate new technologies into their businesses.

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

In general, the above-described ratings are developed and based on factors that are of more importance to policyholders, agents, and marketing organizations than to investors. The use of these financial strength ratings are very important in the marketing efforts for insurance companies. While upgrades in ratings could be very positive for marketing efforts, declines in ratings could adversely affect product sales and persistency of policies currently in force.

Agents and Employees: National Western has 239 employees at its principal executive office. Its insurance operations are conducted primarily through broker-agents, which numbered 8,774 at December 31, 1999. The agency operations are supervised by Senior Vice Presidents of domestic and international marketing. The Company's agents are independent contractors who are compensated on a commission basis. General agents receive overriding first-year and renewal commissions on business written by agents under their supervision.

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

A significant portion of the Company's universal life and investment annuity contracts were sold through three marketing agencies in recent years. Combined business from these agencies accounted for approximately 29% of total direct premium revenues and universal life and investment annuity contract deposits for 1999. These same three marketing agencies accounted for 26% and 17% of total direct premium revenues and universal life and investment annuity contract deposits for 1998 and 1997, respectively.

Types of Insurance Written: National Western offers a broad portfolio of individual whole life, universal life and term insurance plans, endowments, and annuities, including standard supplementary riders. Annuities sold include flexible premium deferred annuities, single premium deferred annuities, and single premium immediate annuities. These products can be tax qualified or nonqualified annuities. Although the Company sells equity-indexed annuities, no variable life or annuity products are currently offered. Except for a small employee health plan and a small number of existing individual accident and health policies, the Company does not write any new policies in the accident and health markets. Distributions of the Company's direct premium revenues and deposits by types of products are provided below:


                                              Years Ended December 31,
                                          1999         1998         1997
                                                   (In thousands)


Investment annuities:
     Single premium deferred         $    129,430      131,716      195,752
     Flexible premium deferred            229,623      278,605       32,702
     Single premium immediate              30,510       20,682       12,533

Total annuities                           389,563      431,003      240,987

Universal life insurance                   69,906       69,647       65,862
Traditional life and other                 19,154       20,237       21,506

Total direct premiums collected      $    478,623      520,887      328,355



                                             Years Ended December 31,
                                          1999         1998         1997
                                                  (In thousands)


First year and single premiums:
     Investment annuities            $    375,406      412,443      218,203
     Life insurance                        20,479       22,145       19,045

Total first year and single               395,885      434,588      237,248

Renewal premiums:
     Investment annuities                  14,157       18,560       22,784
     Life insurance                        68,581       67,739       68,323


Total renewal                              82,738       86,299       91,107


Total direct premiums collected      $    478,623      520,887      328,355



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

Geographical Distribution of Business: For the year 1999, insurance and annuity policies held by residents of the State of Texas accounted for 10% of premium revenues, universal life, and investment annuity contract deposits from direct business, while policies held by residents of Ohio, California, and Michigan accounted for approximately 10%, 8%, and 7%, respectively. All other states of the United States accounted for 51% of premium revenues and deposits from direct business. The remaining 14% of premium revenues and deposits were derived from the Company's policies issued to foreign nationals, primarily in Central and South America, almost all of which was for individual life insurance. A distribution of the Company's direct premium revenues and deposits by domestic and international markets is provided below:


                                              Years Ended December 31,
                                          1999         1998          1997
                                                   (In thousands)


United States domestic market:
     Investment annuities            $    385,019      429,309      239,338
     Life insurance                        28,435       30,878       31,248

Total domestic market                     413,454      460,187      270,586

International market:
     Investment annuities                   4,544        1,694        1,649
     Life insurance                        60,625       59,006       56,120

Total international market                 65,169       60,700       57,769

Total direct premiums collected      $    478,623      520,887      328,355


Approximately 68% of the direct life insurance premiums collected during 1999 was sold through international insurance brokers acting as independent contractors. Foreign business is solicited by various independent brokers, primarily in Central and South America, and forwarded to the United States for acceptance and issuance. The Company maintains strict controls on the business it accepts from such foreign independent brokers, as well as its underwriting procedures for such business. Except for a small block of business, a currency clause is included in each foreign policy stating that premium and claim "dollars" refer to lawful currency of the United States. Traditional and universal life products are sold in the international market to individuals in upper socioeconomic classes. By marketing exclusively to this group, sales typically produce a higher average policy size, strong persistency, and claims experience similar to that in the United States.

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

The following table shows the distribution of the Company's investments:


                                                December 31,
                                  1999     1998     1997     1996     1995


Securities held to maturity         66.2%    64.7%    65.2%    67.6%   62.6%
Securities available for sale       22.1     23.4     22.6     19.0    22.9
Mortgage loans                       5.7      5.6      6.3      7.0     7.3
Policy loans                         3.6      4.0      4.7      5.1     5.6
Other investments                    2.4      2.3      1.2      1.3     1.6

Totals                             100.0%   100.0%   100.0%   100.0%  100.0%


The following table shows investment results for the periods indicated:


                                  Net          Realized       Unrealized
                Invested      Investment    Gains (Losses)      Gains
    Year         Assets       Income (A)    On Investments   (Losses) (B)
                                   (In thousands)


    1999    $    3,250,679        242,980           4,481        (22,412)
    1998         3,138,084        233,844           2,384          2,218
    1997         2,877,340        217,446          (1,588)         3,929
    1996         2,770,931        214,302           1,612         (5,342)
    1995         2,624,596        201,816          (2,415)        17,394

Notes to Table:

(A) Net investment income is after deduction of investment expenses, but before realized gains (losses) on investments and Federal income taxes.

(B) Unrealized gains and losses, net of effects of deferred policy acquisition costs and taxes, relate only to those investment securities classified as available for sale.


Regulation: The Company is subject to regulation by the supervisory agency of each state or other jurisdiction in which it is licensed to do business. These agencies have broad administrative powers, including the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, the form and content of mandatory financial statements, capital, surplus, and reserve requirements, as well as the previously mentioned regulation of the types of investments which may be made. The Company is required to file detailed financial reports with each state or jurisdiction in which it is licensed, and its books and records are subject to examination by each. In accordance with the insurance laws of the various states in which the Company is licensed and the rules and practices of the National Association of Insurance Commissioners, examination of the Company's records routinely takes place every three to five years. These examinations are supervised by the Company's domiciliary state, with representatives from other states participating. The most recent completed examination of National Western covered the five-year period ended December 31, 1997. The examination was conducted by the Colorado Division of Insurance. A final report disclosing the examination results was received by the Company in February, 2000. The report contained no financial adjustments and no issues which had an impact on the operations of the Company. However, the report did include recommendations for improvements in the Company's facultative reinsurance documentation and disaster recovery plans.

Regulations that affect the Company and the insurance industry are often the result of efforts by the National Association of Insurance Commissioners
(NAIC). The NAIC is an association of state insurance commissioners, regulators, and support staff that acts as a coordinating body for the state insurance regulatory process. The NAIC and state insurance regulators periodically re-examine existing laws and regulations. The NAIC has recently completed a comprehensive process of codifying statutory accounting practices and procedures. Other than specific individual state laws, the codification results will be the only source of prescribed statutory accounting practices. The Company's state of domicile, Colorado, is currently in the process of adopting the new codified statutory accounting practices and procedures. Insurance companies must adopt these new statutory accounting practices in 2001, which may result in significant changes to existing practices used in the preparation of statutory financial statements. The Company will perform a review of the entire newly codified statutory accounting practices and procedures during 2000. This review process may not be fully completed until the latter portion of the year. Based on a preliminary review, National Western does not anticipate a material impact to its capital and surplus position as a result of implementation of the new prescribed statutory accounting procedures.

Also of particular importance, the NAIC has established risk-based capital
(RBC) requirements to help state regulators monitor the financial strength and stability of life insurers by identifying those companies that may be inadequately capitalized. Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold. The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments. The RBC formula takes into consideration four major areas of risk which are: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses mortality and morbidity risk; (iii) interest rate risk which involves asset/liability matching issues; and (iv) other business risks. The Company has calculated its RBC level and has determined that its capital and surplus is significantly in excess of the threshold requirements. Additionally, it is anticipated that the Company's RBC level will remain significantly in excess of threshold requirements after implementation of the new statutory accounting procedures as described above.

In addition to RBC requirements, insurance companies are also monitored by the NAIC through its Insurance Regulatory Information System (IRIS). IRIS consists of two systems, the original IRIS system and the Financial Analysis and Solvency Tracking System. The original IRIS consists of two phases. The first is a statistical phase during which key financial ratio results are generated from the NAIC data base, which contains financial information
obtained  from  insurers'  statutory  annual  statements.    The  second,  an
analytical phase, is a review of the annual statements and financial ratios by experienced financial examiners. The ratios of companies are compared against usual ranges to identify trends or areas requiring additional review or analysis. All of the Company's ratios for 1999 were within usual ranges, with
one  exception.    National  Western  exceeded  a  ratio  which  measures  the percentage change in product mix from 1998 to 1999. Based on statutory financial statements, the Company's 1999 change in product mix reflected a change which exceeded the IRIS threshold. Although this ratio was slightly above the IRIS threshold, it merely reflects the Company's increased sales of group annuities as opposed to individual annuities in 1999 compared to the previous year.

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

Additionally, current tax law reflects an individual capital gains tax rate of 20%. Because many consumers purchase annuities and life insurance for their tax deferral advantages over other investments or retirement products, a reduction in the Federal income tax rate for capital gains could diminish the appeal of life and annuity products and increase the attractiveness of competing products. Although National Western has not experienced any negative impact on its sales, changes could have the potential to adversely impact Company and industry wide sales.

There have also been various proposals in past years to modify the existing Federal income tax laws. Some proposals outline measures to implement a "flat tax" structure that would lower the marginal tax rates for many taxpayers. Other proposals call for eliminating the existing income tax and implementing a "consumption based tax." Adoption of any of these new methods, particularly a consumption based tax, could have adverse effects on the insurance industry, as the value of annuity and life insurance products with income tax deferral advantages would be lessened or minimized. However, it is impossible to predict what changes, if any, will be made to the existing Federal income tax structure and the timing of any such changes.

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

(b) Financial Information About Industry Segments

A summary of financial information for the Company's industry segments follows:


                  Domestic   International
                    Life          Life                       All
                 Insurance     Insurance     Annuities     Others     Totals
                                          (In thousands)


Revenues,
excluding
realized
gains
(losses):

       1999    $    49,762          64,751     227,583       4,906     347,002
       1998         51,257          62,578     214,049       3,346     331,230
       1997         50,555          61,914     198,619       2,774     313,862

Segment
earnings:
(A)
       1999    $     8,209           6,798      38,068       3,238      56,313
       1998          6,395           6,397      27,508       2,224      42,524
       1997          5,901           7,143      28,389       1,821      43,254

Segment
assets:
(B)
       1999    $   404,234         380,154   2,844,465      39,247   3,668,100
       1998        412,538         373,201   2,692,330      19,285   3,497,354
       1997        405,427         359,986   2,429,998      14,058   3,209,469


Notes to Table:

(A) These amounts exclude realized gains and losses on investments and losses from discontinued operations, net of taxes.

(B) These amounts exclude assets of discontinued operations and other unallocated assets.


Additional information concerning these industry segments is included in Item 1.(a).

(c) Narrative Description of Business

Included in Item 1.(a).

(d) Financial Information About Geographic Areas

Included in Item 1.(a) and Note 14, Segment and Other Operating Information, of the accompanying financial statements.


                              ITEM 2. PROPERTIES

The Company leases approximately 72,000 square feet of office space in Austin, Texas. This lease expires in 2010 and specifies lease payments that gradually increase over the term of the lease. Currently, lease payments are $487,500 per year plus taxes, insurance, maintenance, and other operating costs.
Lease costs and related operating expenses for office facilities of the Company's subsidiaries are not significant in relation to the Company's consolidated financial statements.


                          ITEM 3. LEGAL PROCEEDINGS

The Westcap Corporation Bankruptcy Proceedings

The Chapter 11 bankruptcy reorganization of the Company's wholly owned subsidiary, The Westcap Corporation (Westcap), was completed in the first quarter of 1999. Pursuant to the reorganization plan, National Western retained 100% continuing ownership of the reorganized Westcap, and the subsidiary is now operating as a real estate management company. No losses were reported for discontinued brokerage operations in 1999, as the entire $14,125,000 settlement payment was accrued and reported as a loss in the third quarter of 1998. Any additional losses will depend on the results of The City Colleges lawsuit filed against National Western on March 28, 1994, for alleged federal or state securities law "control person" violations relating to Westcap, and which is pending in the United States District Court, Western District of Texas. This suit is described in more detail below.

Westcap Related Litigation

On March 28, 1994, the Community College District No. 508, County of Cook and State of Illinois (The City Colleges) filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against National Western Life Insurance Company (the Company or National Western) and subsidiaries of The Westcap Corporation (Westcap), a wholly owned subsidiary of the Company. The suit sought rescission of securities purchase transactions by The City Colleges from Westcap between September 9, 1993, and November 3, 1993, alleged compensatory damages, punitive damages, injunctive relief, declaratory relief, fees, and costs. National Western was named as a "controlling person" of the Westcap defendants. Westcap filed Chapter 11 bankruptcy, and The City Colleges filed a claim in the bankruptcy court against Westcap. The claim was tried before the bankruptcy court, and in September, 1997, a $56,173,000 judgment was entered against Westcap favorable to The City Colleges. Westcap appealed this decision to the United States District Court for the Southern District of Texas (Houston Division). On July 24, 1998, the United States District Court affirmed the orders of the bankruptcy court with respect to their underlying conclusion that Westcap is liable to The City Colleges under the Texas Securities Act, but the Court vacated the orders and remanded them to the bankruptcy court to determine the correct amount of damages in a manner consistent with the Court's opinion and the Texas Securities Act. The bankruptcy court on November 16, 1998, entered an order allowing a claim of The City Colleges against the Westcap estate of $51,738,868. Westcap has appealed the bankruptcy court's and District Court's judgment to the Fifth Circuit Court of Appeals. Oral argument on the appeal was held on February 29, 2000, and no ruling has yet been rendered.

While Westcap is a wholly owned subsidiary of the Company, the Company is not a party to the bankruptcy or the judgment against Westcap by the bankruptcy court or the United States District Court. The lawsuit against the Company was stayed in September, 1994, pending resolution of The City Colleges' claim against Westcap. Following the judgment against Westcap in the bankruptcy court, on December 2, 1997, the stay was lifted by the United States District Court in Illinois, and The City Colleges filed an amended complaint seeking to hold the Company liable for the claim allowed in the bankruptcy court against Westcap under the "control person" provision of the Texas Securities Act. The suit seeks approximately $56 million plus fees and costs. The maximum sought by City Colleges will be determined by the final amount allowed The City Colleges in the Westcap bankruptcy appeal, discussed above. The Company filed jurisdictional and venue motions to have the case transferred to the United States District Court for the Western District of Texas, which motions were agreed to by the Plaintiff, and the case is now pending in the United States District Court for the Western District of Texas, where the parties have engaged in discovery activities. The case is set for trial in September, 2000. The Company believes it has reasonable and adequate defenses to the suit. Although the alleged damages, if sustained, would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from the suit cannot be made at this time. Accordingly, no provision for any liability that may result from this suit has been recognized in National Western's financial statements.

Other Litigation

On September 30, 1999, National Western Life Insurance Company (the Company), National Annuity Programs, Inc. (NAP), Robert L. Myer (Myer), and certain affiliates of Myer executed a Definitive Compromise Settlement Agreement (Agreement) of the declaratory judgment lawsuit pending between them in the District Court of Travis County, Texas. The declaratory judgment action was filed by the Company and sought court construction of a general agent manager contract and amendments thereto (Contract) between the Company and NAP entered into in 1983 and amended thereafter, a declaration that the contract was enforceable, but had been breached by NAP, and for damages from NAP. The Company alleged tortious interference by Myer with the Contract, conspiracy, and damages. NAP and Myer had counter-claimed for declaratory judgment, breach of contract, indemnity, fraud, statutory violations, damages, and attorneys' fees from the Company.

By the settlement each party dismissed with prejudice all claims asserted by them in the pending lawsuit. NAP and Myer released the Company from any claim for any funds and other rights arising under the Contract and from all negligence and other claims arising prior to the Agreement. The Company released NAP, Myer, and Myer affiliates from all negligence and other claims, excluding any claims arising under the reinsurance contract between the Company and NAP Life Insurance Company, a Myer affiliate. The Company acquired NAP, and Myer indemnified and held the Company harmless from all claims of any nature asserted against NAP based on its acts or omissions prior to the Agreement, except for claims by policyholders and agents relating to the sale of the Company's products. The Company indemnified Myer for NAP acts or omissions occurring after September 30, 1999. The Company will pay or cause to be paid or released all valid claims for unpaid commissions to sub-agents of NAP who wrote business for the Company under the Contract. The Company completed such payments to these agents in 1999 in the aggregate amount of $820,000.

As a result of the settlement, accrued bonus commissions relating to the NAP contract totaling $8,482,000 were released, as they are no longer considered a liability to NAP and will not be paid. Accordingly, the release of these accrued commissions from liabilities in 1999 resulted in additional income of $8,482,000, before taxes. It is anticipated that any future renewal premiums received by the Company on currently issued and in force annuity policies written by NAP sub-agents under the Contract could generate additional commissions for such sub-agents. The payment of such future commissions is subject to and conditioned upon receipt of such renewal premiums by the Company and compliance by the sub-agents with the terms of the agents' contracts with the Company and NAP.

By separate Commutation Agreement dated September 30, 1999, the Company and NAP Life Insurance Company ("NAP Life"), an affiliate of Robert L. Myer, canceled and terminated the Specific Benefit Reinsurance Agreement between them dated March 1, 1988, whereby the Company had ceded fifty percent (50%) of the premiums, reserves, and liabilities on a portion of its policies of insurance. The effect of the Commutation Agreement did not have a significant impact on the financial statements of the Company, as the cost to National Western to terminate the agreement totaled $182,000.

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


                    ITEM 4. SUBMISSION OF MATTERS TO A VOTE
                             OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1999.


                                   PART II

                ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                       AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The principal market on which the common stock of the Company trades is The Nasdaq Stock Market under the symbol NWLIA. The high and low sales prices for the common stock for each quarter during the last two years are shown in the following table:


                                         High            Low


          1999:  First Quarter      $   123-1/2        103
                 Second Quarter         105-1/2         94-1/8
                 Third Quarter          102-1/4         83
                 Fourth Quarter          87-3/4         68-5/8

          1998:  First Quarter      $   106-5/8         95-1/4
                 Second Quarter         118-7/8        101-5/8
                 Third Quarter          158-7/8        108
                 Fourth Quarter         125-1/8        108



(b) Equity Security Holders

The number of stockholders of record on December 31, 1999, was as follows:




            Class A Common Stock        5,963
            Class B Common Stock            2



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


                       ITEM 6. SELECTED FINANCIAL DATA

The following five-year financial summary includes comparative amounts taken from the audited financial statements.

Earnings Information:



                                       Years Ended December 31,
                               1999      1998      1997      1996      1995
                                (In thousands except per share amounts)


Revenues:
  Life and
  annuity
  premiums         $     11,310     13,165     15,812     16,611       17,390
  Universal life
  and investment
  annuity contract
  revenues               83,768     83,169     80,250     75,966       69,783
  Net investment
  income                242,980    233,844    217,446    214,302      201,816
  Other income            8,944      1,052        354      2,718          661
  Realized gains
  (losses)
  on investments          4,481      2,384     (1,588)     1,612       (2,415)
Total revenues          351,483    333,614    312,274    311,209      287,235
Expenses:
  Policyholder
  benefits               32,456     32,441     35,285     33,313       37,336
  Amortization of
  deferred policy
  acquisition
  costs                  39,148     40,415     39,934     30,361       33,675
  Universal life
  and investment
  annuity contract
  interest              162,302    158,889    145,200    151,475      142,940
  Other operating
  expenses               27,764     35,504     27,560     25,722       27,084
Total expenses          261,670    267,249    247,979    240,871      241,035
Earnings before
Federal income
taxes and
discontinued
operations               89,813     66,365     64,295     70,338       46,200
Federal income
taxes                    30,588     17,347     21,723     24,123       10,566
Earnings from
continuing
operations               59,225     49,018     42,572     46,215       35,634
Losses from
discontinued
operations                   -     (14,125)    (1,000)        -       (16,350)
Net earnings       $     59,225     34,893     41,572      46,215      19,284


Diluted Earnings
Per Share: (A)
Earnings from
continuing
operations         $      16.78      13.87       12.09      13.17       10.20
Losses from
discontinued
operations                  -        (4.00)      (0.28)       -         (4.68)
Net earnings       $      16.78       9.87       11.81      13.17        5.52


Balance Sheet
Information:

Total assets       $  3,682,828  3,518,003   3,225,563   3,120,829  2,958,459
Total liabilities  $  3,207,306  3,079,638   2,824,700   2,767,969  2,646,472
Stockholders'
equity             $    475,522    438,365     400,863     352,860    311,987


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


                                                Years Ended December 31,
                                            1999         1998         1997


United States domestic market:
     Investment annuities                     80.5%        82.4%        72.9%
     Life insurance                            5.9          5.9          9.5

Total domestic market                         86.4         88.3         82.4

International market:
     Investment annuities                      0.9          0.3          0.5
     Life insurance                           12.7         11.4         17.1

Total international market                    13.6         11.7         17.6

Total direct premiums collected              100.0%       100.0%       100.0%


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

Other

In addition to the life insurance business, the Company had a brokerage operations segment through its wholly owned subsidiary, The Westcap Corporation (Westcap). However, during 1995 Westcap closed its sales offices and approved a plan to cease all brokerage operations. Subsequently on April 12, 1996, Westcap and its wholly owned subsidiary, Westcap Enterprises, Inc., separately filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy reorganization was completed in January, 1999, National Western retained 100% continuing ownership of the reorganized Westcap, and the subsidiary is now operating as a real estate management company. Accordingly, the brokerage segment is reported as discontinued operations throughout this report and in the accompanying financial statements.


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

Investments in debt and equity securities are classified and reported as either securities held to maturity or securities available for sale. The Company does not maintain a portfolio of trading securities. The reporting category chosen for the Company's securities investments depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. At December 31, 1999, approximately 26% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

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

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of December 31, 1999 and 1998. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.


                                    Percent of Investments
                                       1999         1998


Debt securities                        87.8%        87.6%
Mortgage loans                          5.7          5.6
Policy loans                            3.6          4.0
Index options                           1.0          0.8
Equity securities                       0.5          0.5
Real estate                             0.4          0.4
Other                                   1.0          1.1

Totals                                100.0%       100.0%


Portfolio Analysis

The Company maintains a diversified debt securities portfolio which consists of various types of fixed income securities including primarily corporate,
mortgage-backed   securities,   and   public   utilities.   Investments   in
mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations (CMOs). As of December 31, 1999, 1998, and 1997, the Company's debt securities portfolio consisted of the following mix of securities based on amortized cost:


                                        Percent of Debt Securities
                                      1999         1998         1997


Corporate                              55.6%        53.9%        50.1%
Mortgage-backed securities             20.9         22.5         27.9
Public utilities                       13.0         13.3         13.3
Asset-backed securities                 7.8          7.0          4.5
Foreign governments                     1.8          1.9          2.0
States & political subdivisions         0.6          1.1          1.1
U.S. government                         0.3          0.3          1.1

Totals                                100.0%       100.0%       100.0%


An important aspect of the Company's investment philosophy is managing the credit quality of its investments in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. National Western continues to follow its conservative investment philosophy by minimizing its holdings of below investment grade debt securities, as these securities generally have greater default risk than higher rated corporate debt. These issuers usually are more sensitive to adverse industry or economic conditions than are investment grade issuers. The Company's small holdings of below investment grade debt securities are summarized below.


                                               Below Investment
                                             Grade Debt Securities
                                                                    % of
                                     Carrying       Market       Invested
                                      Value         Value         Assets
                                       (In thousands except percentages)


December 31, 1999                $      70,900        63,864           2.2%

December 31, 1998                $      44,974        45,317           1.4%

December 31, 1997                $      41,149        41,969           1.4%


The Company's holdings of below investment grade debt securities have increased from $44,974,000 at December 31, 1998, to $70,900,000 at December 31, 1999. This increase is due to downgrades of investment grade debt securities as opposed to purchases of such holdings. Historically, the Company's strong credit risk management and commitment to quality has resulted in minimal defaults in the debt securities portfolio. At December 31, 1999, 1998, and 1997, no securities were in default and on nonaccrual status.

During 1999 the Company recorded permanent impairment writedowns totaling $4,403,000 related to two separate securities. The writedowns were reflected as realized losses in the accompanying financial statements. The Company is closely monitoring these securities as well as its other below investment grade holdings. While additional losses are not anticipated based on the current status and condition of these securities, continued credit deterioration of some securities is possible, which may result in further writedowns. Recently, credit deterioration of issuers has been due primarily to an increasing amount of acquisition activity and stock repurchase programs which cause companies to become more leveraged and less creditworthy.

Although there is some exposure to below investment grade debt securities, the Company is firmly committed to minimizing credit risks and maintaining a high quality portfolio. This commitment is reflected in the high average credit rating of the Company's portfolio. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's (S&P), a nationally recognized statistical rating organization (NRSRO). If securities were not rated by S&P, the equivalent rating of another NRSRO or the National Association of Insurance Commissioners was used.


                                                 December 31,
                                             1999           1998


AAA and U.S. government                      28.7%          29.7%
AA                                            8.8            8.0
A                                            34.1           34.4
BBB                                          25.9           26.2
BB and other below investment grade           2.5            1.7

                                            100.0%         100.0%


Another important part of the Company's investment philosophy is managing the cash flow stability of the portfolio. Because expected maturities of securities may differ from contractual maturities due to prepayments, extensions, and calls, the Company takes steps to manage and minimize these risks. The Company continues to reduce its exposure to prepayment and extension risks by lowering its holdings of mortgage-backed securities. This strategy began in 1994 when mortgage-backed securities totaled 47.6% of the entire portfolio, but now total only 20.9% at December 31, 1999. The majority of this reduction has been achieved by shifting investments into corporate securities, as corporate holdings have increased from 32.5% in 1994 to 55.6% in 1999. Also, most of these additions have been noncallable corporates, which help reduce prepayment and call risks.

As indicated above, the Company's holdings of mortgage-backed securities are also subject to prepayment risk, as well as extension risk. Both of these risks are addressed by specific portfolio management strategies. The Company has substantially reduced both prepayment and extension risks by investing primarily in collateralized mortgage obligations, which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I (PAC I) CMOs, are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

As of December 31, 1999, CMOs represent approximately 94% of the Company's mortgage-backed securities. The CMOs in the Company's portfolio have been modeled and subjected to detailed, comprehensive analysis by the Company's investment staff. The overall structure of the CMO as well as the individual tranche being considered for purchase have been evaluated to ensure that the security fits appropriately within the Company's investment philosophy and asset/liability management parameters. The Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension, and credit risks.

The amortized cost and estimated fair values of investments in debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                            Amortized        Fair
                                               Cost          Value
                                                 (In thousands)


Due in one year or less                  $      30,707        30,762
Due after one year through five years          520,200       510,984
Due after five years through ten years       1,298,468     1,235,044
Due after ten years                            202,752       199,103
                                             2,052,127     1,975,893

Mortgage and asset-backed securities           828,650       810,549

Totals                                   $   2,880,777     2,786,442


At December 31, 1999, the Company's debt and equity securities were classified as follows:


                                      Fair       Amortized     Unrealized
                                      Value         Cost      Gains (Losses)
                                                (In thousands)


Securities held to maturity:
    Debt securities              $  2,084,494    2,151,924         (67,430)
Securities available for sale:
    Debt securities                   701,948      728,853         (26,905)
    Equity securities                  16,000       12,755           3,245

Totals                           $  2,802,442    2,893,532         (91,090)


As detailed above, debt securities classified as held to maturity comprise the majority of the Company's securities portfolio, while equity securities continue to be a small component of the portfolio. Unrealized losses totaling $91,090,000 on the securities portfolio at December 31, 1999, is a reflection of market interest rates at year-end. The fair values, or market values, of fixed income debt securities correlate to external market interest rate conditions. Because the interest rates are fixed on almost all of the Company's debt securities, market values typically increase when market interest rates decline, and decrease when market interest rates rise. This correlation between market values and interest rates is reflected in the tables below.


                                                  December 31,
                                        1999         1998         1997
                                       (In thousands except percentages)


Fair value                         $  2,786,442    2,844,590    2,588,326
Amortized cost                     $  2,880,777    2,714,043    2,482,806
Fair value as a
percentage of amortized cost               96.7 %      104.8 %      104.3 %
Unrealized gains (losses)
at year-end                        $    (94,335)     130,547      105,520
Ten-year  U.S. Treasury
bond - increase (decrease)
in yield for the year                       1.8 %       (1.0)%       (0.7)%





                                   Unrealized Gains (Losses)     Increase in
                                        At             At         Unrealized
                                   December 31,   December 31,      Losses
                                       1999           1998       During 1999
                                                 (In thousands)


Securities held to maturity:
    Debt securities              $     (67,430)        94,987      (162,417)
Securities available for sale:
    Debt securities                    (26,905)        35,560       (62,465)
    Equity securities                    3,245          3,694          (449)

Totals                           $     (91,090)       134,241      (225,331)


As reflected above, changes in interest rates typically have a significant impact on the market values of the Company's debt securities. The Company would expect similar results in the future from any significant upward or downward movement in market rates. The substantial increase in unrealized losses during 1999 is due to a significant increase in interest rates. Market interest rates of the ten-year U.S. Treasury bond rose approximately 180 basis points from year-end 1998. However, because the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in market values have relatively small effects on the Company's financial statements. Also, the Company has the intent and ability to hold these securities to maturity, and it is unlikely that sales of such securities would be required, which would realize market gains or losses.

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

Market risk-sensitive assets of the Company include debt securities, equity securities which are almost entirely preferred stocks, mortgage loans, policy loans, and index options. The Company does not maintain a securities trading portfolio. Market risk-sensitive liabilities include policy liabilities for deferred and immediate investment annuity contracts and supplemental contracts. Sensitivity analysis expresses the potential gain or loss in fair value, over a selected time period, from one or more selected hypothetical changes in interest rates which are reasonably possible in the near term. The following table illustrates the market risk sensitivity of the Company's interest rate-sensitive assets. The table shows the effect of a change in interest rates on the fair value of the portfolio. The data is prepared using models that measure the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.


                                      Fair Values of Assets
                            Changes in Interest Rates in Basis Points
                       -200      - 100        0        + 100       + 200
                                          (In thousands)


Assets:
Debt and equity
 securities        $ 3,073,619  2,937,768  2,802,442  2,670,125   2,544,503
Mortgage loans         199,238    193,407    185,841    178,741     172,072
Policy loans           144,546    134,566    125,679    117,731     110,595
Index options           31,929     32,376     32,820     33,261      33,699


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

Mortgage loans were modeled by discounting scheduled cash flows through the scheduled maturities of the loans, starting with interest rates currently being offered for similar loans to borrowers with similar credit ratings. Policy loans were modeled by discounting estimated cash flows using U.S. Treasury Bill interest rates as the base rates at December 31, 1999. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender
benefits  on  the  underlying  insurance  contracts.    As  a  result,  these
assumptions incorporate both Company experience and mortality assumptions associated with such contracts.

In addition to the securities analyzed above, the Company invests in index options which are derivative financial instruments used to hedge the equity return component of the Company's equity-indexed annuities. The values of these options are primarily impacted by equity price risk, as the options' fair values are dependent on the performance of the S&P 500 Composite Stock Price Index (S&P 500 Index). However, increases or decreases in investment returns from these options are substantially offset by corresponding increases or decreases in amounts paid to equity-indexed annuity policyholders, subject to minimum guaranteed policy interest rates. An example of this equity price risk is reflected in the decline in the value of the Company's index options during the third quarter of 1999. The S&P 500 Index declined approximately 6.6%, which resulted in a net decrease in investment income totaling $13.1 million for the quarter ended September 30, 1999. Subsequently, during the fourth quarter of 1999, the S&P 500 Index increased significantly, which increased investment income from unrealized mark-to-market gains on the index options and reversed the declines of the previous quarter.

The Company's market risk liabilities, which include policy liabilities for investment annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described. As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of both a 100 basis point increase and decrease in the U.S. Treasury yield curve as of December 31, 1999. A 100 basis point interest rate decline would decrease net earnings for 2000 by approximately $300,000, based on the Company's projections. A 100 basis point increase in interest rates would increase net earnings by approximately $200,000, based on the Company's projections. These estimated impacts to earnings are net of tax effects determined at a tax rate of 35% and are also net of the estimated effects of deferred policy acquisition costs.

The Company has modeled these scenarios, as a change in market interest rates could pose potential risks to the current profitability levels of this business. These movements in interest rates are also reasonably possible near-term scenarios given the current interest rate environment. The risks from such changes are primarily due to changes in interest rate spreads, which are the differences between investment income earned and credited interest paid to policyholders. Also, the changes in interest rates can effect the level of surrenders and timing of cash flows related to policy liabilities.

The above-described scenarios produce estimated changes in cash flows as well as cash flow reinvestment projections. Estimated cash flows in the Company's model assume cash flow reinvestments which are representative of the Company's
current  investment  strategy.    Calls  and  prepayments  include  scheduled
maturities and those expected to occur which would benefit the security issuers. Assumed policy surrenders consider differences and relationships between credited interest rates and market interest rates as well as surrender charges on individual policies. The impact to earnings also includes the expected effects on amortization of deferred policy acquisition costs. The model considers only investment annuity and supplemental contracts in force at December 31, 1999, and does not consider new product sales or the possible impact of interest rate changes on sales.


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

The Company's direct investments in real estate are not a significant portion of its total investment portfolio, and the majority of real estate owned was acquired through mortgage loan foreclosures. However, the Company also participates in several real estate joint ventures and limited partnerships. The joint ventures and partnerships invest primarily in income-producing
retail  properties.    While  not  a  significant  portion  of  the  Company's
investment portfolio, these investments have produced favorable returns.

Portfolio Analysis

The Company held net investments in mortgage loans totaling $183,902,000 and $174,921,000, or 5.7% and 5.6% of total invested assets, at December 31, 1999 and 1998, respectively. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

The diversification of the mortgage loan portfolio by geographic region of the United States and by property type as of December 31, 1999 and 1998, was as follows:


                                           December 31,
                                        1999         1998


West South Central                      58.8%        57.1%
Mountain                                20.5         19.4
Pacific                                 11.0          7.7
South Atlantic                           5.1          4.8
East South Central                       4.2          4.6
West North Central                       0.4          3.0
All other                                 -           3.4

Totals                                 100.0%       100.0%



                                           December 31,
                                        1999         1998


Retail                                  56.1%        56.7%
Office                                  27.4         21.0
Hotel/Motel                              7.2          7.9
Land/Lots                                2.5          4.1
Nursing homes                            2.4          3.0
Apartment                                1.6          4.2
All other                                2.8          3.1

Totals                                 100.0%       100.0%


As of December 31, 1999, the allowance for possible losses on mortgage loans was $4,104,000. This balance reflects a net reduction of $536,000 during 1999 which was recognized as a realized gain on investments. The allowance was adjusted primarily as a result of the complete repayment of an impaired mortgage loan resulting in an allowance reduction totaling $895,000, partially offset by an unrelated general increase totaling $359,000. No additions were made to the allowance during 1998. Management believes that the allowance for possible losses is adequate. However, while management uses available information to recognize losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the West South Central region which includes Texas, Louisiana, Oklahoma, and Arkansas, as this area contains the highest concentrations of the Company's mortgage loans.

The Company currently places all loans past due three months or more on nonaccrual status, thus recognizing no interest income on the loans. At December 31, 1999, the Company had mortgage loan principal balances on nonaccrual status of $3,014,000. At December 31, 1998, the Company had no mortgage loans on nonaccrual status. The Company had mortgage loan principal balances with restructured terms totaling $8,572,000 and $12,096,000 at December 31, 1999 and 1998, respectively. For the year ended December 31, 1999, the reductions in interest income due to nonaccrual and restructured mortgage loans totaled approximately $192,000. For the year ended December 31, 1998, the reductions in interest income due to nonaccrual and restructured mortgage loans were not significant.

The contractual maturities of mortgage loan principal balances at December 31, 1999, are as follows:


                                                Principal
                                                   Due
                                             (In thousands)


Due in one year or less                     $       11,869
Due after one year through five years               81,782
Due after five years through ten years              86,948
Due after ten years through fifteen years            8,649
Due after fifteen years                                 68

Total                                       $      189,316



The Company owns real estate that was acquired through foreclosure and through direct investment totaling approximately $11,388,000 and $13,553,000 at December 31, 1999 and 1998, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized operating income on these properties of approximately $1,037,000 and $740,000 for the years ended December 31, 1999 and 1998, respectively. The increase in operating income is primarily due to the sale of a property in 1999 that had been generating operating losses. While operating income could continue to improve again in 2000, the Company does not anticipate significant changes in overall operating results. Additionally, exclusive of the operating results, the sale of the property also produced a realized gain on investments totaling $1,419,000 in 1999.

The Company monitors the conditions and market values of these properties on a regular basis. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed. No realized losses were recognized due to declines in values of properties during 1999 or 1998.


RESULTS OF OPERATIONS

Consolidated Operations

Summary of Consolidated Operating Results

A summary of operating results, net of taxes, for the years ended December 31, 1999, 1998, and 1997 is provided below:


                                              Years Ended December 31,
                                          1999         1998         1997
                                        (In thousands except per share data)


Revenues:
Revenues excluding realized
gains (losses) on investments        $    347,002      331,230      313,862
Realized gains (losses)
on investments                              4,481        2,384       (1,588)

Total revenues                       $    351,483      333,614      312,274

Earnings:
Earnings from continuing
operations, excluding
realized gains
(losses) on investments              $     56,313       47,468       43,604
Losses from discontinued
brokerage operations                         -         (14,125)      (1,000)
Net realized gains
(losses) on investments                     2,912        1,550       (1,032)

Net earnings                         $     59,225       34,893       41,572

Basic Earnings Per Share:
Earnings from continuing
operations, excluding
realized gains
(losses) on investments              $      16.09        13.58        12.49
Losses from discontinued
brokerage operations                         -           (4.04)       (0.29)
Net realized gains
(losses) on investments                      0.83         0.44        (0.29)

Net earnings                         $      16.92         9.98        11.91

Diluted Earnings Per Share:
Earnings from continuing
operations,
excluding realized gains
(losses) on investments              $      15.96        13.43        12.38
Losses from discontinued
brokerage operations                          -          (4.00)       (0.28)
Net realized gains
(losses) on investments                      0.82         0.44        (0.29)

Net earnings                         $      16.78         9.87        11.81



Consolidated Operating Results: For the year ended December 31, 1999, the Company recorded net earnings of $59,225,000 compared to net earnings of $34,893,000 and $41,572,000 for 1998 and 1997, respectively. Earnings for 1999 include additional income totaling $5,513,000, net of taxes, from the resolution of pending litigation relating to a former general agency. Additionally, the Company recorded realized gains on investments, net of taxes, totaling $2,912,000 for 1999 compared to gains of $1,550,000 for 1998 and losses of $1,032,000 for 1997. The gains in 1999 were primarily from sales and calls of investments in debt securities and a sale of investment real estate. While earnings for 1999 were significantly higher than the previous years, earnings for 1998 were abnormally low due to several nonrecurring items, the most significant of which was the bankruptcy settlement of the Company's wholly owned subsidiary, The Westcap Corporation,
totaling  $14,125,000.    This  settlement  was  reflected  as  a  loss  from
discontinued brokerage operations in 1998. Losses on discontinued brokerage operations totaled $1,000,000 in 1997.

The other nonrecurring items affecting earnings for 1998 include a lawsuit settlement and a pension plan related transaction. Parties involved in the Diffie, et al vs. National Western Life Insurance Company and National Annuity Programs, Inc. class action litigation filed a joint motion in District Court for preliminary approval of a settlement agreement among the parties. This settlement was approved by the Court in January, 1999, and, as a result, the Company paid $5,000,000 to settle the litigation. This amount was accrued in the Company's financial statements in 1998, thereby reducing earnings $3,250,000, after taxes. Also during 1998, the Company transferred pension obligations and administrative responsibilities of its nonqualified defined benefit plan to a pension administration firm. The financial effects of the transaction resulted in additional pension expense in 1998 totaling $1,653,000, net of taxes, as the amount paid upon transfer exceeded the recorded pension liabilities as required for financial reporting purposes. However, as a result of the transfer, substantially all future pension and administrative liabilities and expenses under the plan are now the responsibility of the new firm.

Excluding the nonrecurring items and related tax effects described above, 1999 earnings grew by over 9% compared to 1998. The growth in earnings is primarily due to increases in investment income over policy contract interest and higher realized gains on investments. Earnings for 1998, excluding the nonrecurring items, also exceeded comparable 1997 earnings by over 17%. The higher earnings are due primarily to increases in universal life and annuity contract revenues, increases in investment income over policy contract interest, and higher realized gains on investments.

Net Investment Income:  A detail of net investment income is provided below:


                                              Years Ended December 31,
                                          1999         1998         1997
                                                   (In thousands)


Investment income:
    Debt securities                  $    204,294      195,425      184,870
    Mortgage loans                         16,262       16,943       18,659
    Index options                          10,719        8,057           18
    Policy loans                            8,232        9,252        9,764
    Other investment income                 7,501        7,783        6,742

Total investment income                   247,008      237,460      220,053
Investment expenses                         4,028        3,616        2,607

Net investment income                $    242,980      233,844      217,446



As indicated by the table above, net investment income increased substantially in both 1998 and 1999. Much of this increase is attributable to growth in invested assets from continued strong premium production. The net cash flow from operations continued to be invested primarily in high quality debt securities. However, increases in net investment income from index options has also been significant, as this income has grown from $18,000 in 1997 to $8,057,000 and $10,719,000 in 1998 and 1999, respectively.

Index options are derivative financial instruments used to hedge the equity return component of the Company's equity-indexed annuity products, which were first introduced for sale in 1997. Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as net investment income. Increases or decreases in income from these options are substantially offset by corresponding increases or decreases in amounts paid to equity-indexed annuity policyholders, subject to minimum guaranteed policy interest rates.

While net investment income for debt securities and index options continues to grow, income for mortgage loans and policy loans continues to steadily decline. This correlates directly to lower holdings in these investments as the Company has placed less emphasis on these investments, particularly mortgage loan originations, than in prior years. Much of this decline is due to current competitive market conditions for mortgage loans.

An analysis of net investment income also involves a review of market interest rates. Interest rates continued to decline in 1998 and 1997 from 1996 rates. In 1999, interest rates reversed this trend by increasing significantly. However, changes in market rates affect the Company's portfolio yield slowly because of the relatively small volume of new investment purchases during a year in comparison to the size of the overall investment portfolio. As a result, although yields on new investment purchases did increase during 1999, the Company's overall yield on average invested assets declined from 1998. Yields were also somewhat affected by the change in the mix of the investment portfolio. Mortgage loans have typically had significantly higher yields than the Company's investments in debt securities. However, average mortgage loan holdings in 1997 and 1998 have declined. Also, matured or prepaid mortgage loans are typically replaced with loans with lower interest rates.

Detailed below is the Company's investment performance for 1999, 1998, and 1997. This analysis excludes index options, as these derivative financial instruments are used solely for hedging purposes for the Company's equity-indexed annuity products. Income from the options offsets interest credited to policyholders for the equity return component on these products.


                                              Years Ended December 31,
                                          1999         1998         1997
                                         (In thousands except percentages)


Net investment income,
excluding index options              $    232,261      225,787      217,428
Average invested assets,
at amortized cost                    $  3,177,303    2,986,350    2,798,957
Yield on average invested assets             7.31%        7.56%        7.77%


Realized Gains and Losses on Investments: The Company realized gains of $4.5 million in 1999 compared to realized gains of $2.4 million in 1998 and losses of $1.6 million in 1997. The gains in 1999 consist primarily of gains from sales and calls of debt securities totaling $6,250,000, offset by permanent impairment writedowns of $4,403,000. The Company also recognized gains totaling $1,963,000 on real estate, the majority of which was from the sale of a real estate property owned by the Company's subsidiary, NWL 806 Main, Inc. The gains in 1998 were primarily from gains on debt securities totaling $1.3 million, substantially all of which related to securities that were called. Realized gains in 1998 also include $300,000 related to a deficiency settlement agreement on a mortgage loan that was foreclosed in 1994. The losses in 1997 were primarily from net losses on debt securities totaling $1.2 million and writedowns on real estate and mortgage loans totaling $1.2 million, primarily related to a single foreclosure.

Universal Life and Investment Annuity Contract Interest: The Company closely monitors its credited interest rates, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. Rates are established or adjusted after careful consideration and evaluation of these factors against established objectives. Average credited rates, calculated based on policy reserves for the Company's universal life and investment annuity business, have generally declined since 1996, which is consistent with declines in market interest rates. However, as previously described for net investment income, market interest rates rose in 1999. As market interest rates fluctuate, the Company's credited interest rates are often adjusted accordingly, while also taking into consideration other factors as described above. Raising policy credited rates can typically have an impact sooner than higher market rates have on the Company's investment portfolio yield, making it more difficult to maintain the current interest spread. The difference between yields earned over policy credited rates is often referred to as the interest spread.

Contract interest totaled $162.3 million, $158.9 million, and $145.2 million in 1999, 1998, and 1997, respectively. The increase is primarily attributable to interest totaling $20,480,000 and $12,980,000 in 1999 and 1998,
respectively,  for  the  Company's  equity-indexed  annuity  products.    As
previously described, the Company purchases index options to provide the potential higher interest to be credited on these products. The income provided by the index options substantially offsets the interest credited to the policyholders, subject to minimum guaranteed policy interest rates. Because of this hedging program, the Company separately analyzes average credited rates on its other products. Excluding the Company's equity-indexed annuity products, average credited rates for 1999, 1998, and 1997 were 5.51%, 5.67%, and 5.68%, respectively. The Company's interest rate spread has been approximately 2% in recent years, although this spread has declined slightly in 1999 and 1998 for the reasons previously described above.

Federal Income Taxes: Federal income taxes on earnings from continuing operations for 1999, 1998, and 1997 reflect effective tax rates of 34.1%, 26.1%, and 33.8%, respectively, which are lower than the expected Federal rate of 35%. The 1998 and 1997 effective tax rates are significantly lower due to tax benefits totaling $4,944,000 and $350,000, respectively, resulting from
the  Company's  subsidiary  brokerage  losses.    Correspondingly,  losses  on
discontinued operations for 1998 and 1997 totaling $14,125,000 and $1,000,000 do not include any tax benefits relating to the brokerage subsidiary. This tax reporting treatment is in accordance with the Company's tax allocation agreement with its subsidiaries. On a consolidated basis, Federal income taxes reflect consistent effective tax rates of 34.1%, 33.2%, and 34.3% for 1999, 1998, and 1997, respectively.

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

Although the $14,125,000 settlement was paid by National Western on January 13, 1999, the settlement payment was reflected in the accompanying financial statements as a loss from discontinued operations in 1998. Any additional losses will depend on the results of The City Colleges lawsuit filed against National Western on March 28, 1994, for alleged federal or state securities law "control person" violations relating to Westcap, and which is pending in the United States District Court, Western District of Texas, as more fully described in Item 3, Legal Proceedings. National Western believes it has reasonable and adequate defenses to this suit and, accordingly, no amounts have been accrued in National Western's financial statements for potential losses relating to such suit.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings from continuing operations for the years ended December 31, 1999, 1998, and 1997 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes, and discontinued brokerage operations.


                    Domestic   International
                      Life         Life                     All
                    Insurance    Insurance    Annuities    Others    Totals
                                         (In thousands)


Segment
earnings:

    1999          $    8,209          6,798      38,068      3,238    56,313
    1998               6,395          6,397      27,508      2,224    42,524
    1997               5,901          7,143      28,389      1,821    43,254


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

Earnings for the domestic life insurance operating segment were $8,209,000, $6,395,000, and $5,901,000 for 1999, 1998, and 1997, respectively. The increase in 1999 earnings is primarily a result of higher universal life insurance revenues, lower other operating expenses, and lower policy benefits, which consists substantially of life insurance death claims. The slight increase in earnings in 1998 is due to increases in revenues and other income and lower amortization of deferred policy acquisition costs. However, these items were offset substantially by increases in other operating expenses and policy benefits.

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below:


                                             Years Ended December 31,
Domestic Life Insurance Operations:       1999         1998         1997
                                                   (In thousands)


Premiums and other revenue:
    Premiums and contract
    revenues                         $     24,668       24,296       23,639
    Net investment income                  25,054       26,211       26,873
    Other income                               40          750           43

Total premiums and other revenue           49,762       51,257       50,555

Benefits and expenses:
    Policy benefits                        15,547       17,932       18,232
    Amortization of deferred
    policy acquisition costs                3,387        2,954        5,058
    Universal life insurance
    contract interest                       9,826        9,963        9,687
    Other operating expenses                8,563       10,786        8,588

Total benefits and expenses                37,323       41,635       41,565

Segment earnings before
Federal income taxes                       12,439        9,622        8,990

Federal income taxes                        4,230        3,227        3,089

Segment earnings                     $      8,209        6,395        5,901


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


                                              Years Ended December 31,
                                          1999         1998         1997
                                                   (In thousands)


Universal life insurance:
    Cost of insurance                $     11,881       10,684        9,519
    Surrender charges                       1,815        2,040        2,161
    Policy fees and other revenues          1,512        1,503        1,058
Traditional life insurance premiums         9,460       10,069       10,901

Totals                               $     24,668       24,296       23,639


Actual universal life insurance deposits collected for the years ended December 31, 1999, 1998, and 1997 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                              Years Ended December 31,
                                          1999         1998         1997
                                                   (In thousands)


Universal life insurance:
    First year and single premiums   $      5,010        6,944        5,929
    Renewal premiums                       14,384       14,014       14,198

Totals                               $     19,394       20,958       20,127


Other income for 1999, 1998, and 1997 totaled $40,000, $750,000, and $43,000, respectively. The significant increase in 1998 was primarily due to proceeds totaling $444,000 received from the U.S. government in 1998 related to previous litigation involving a failed savings and loan institution. The litigation involved the Company's previous investment in bonds of the financial institution and subsequent losses incurred upon its failure. The financial institution had also purchased life insurance from National Western, the cash values of which served as collateral for the bonds.

Policy benefits were significantly lower in 1999 totaling $15.5 million compared to $17.9 million and $18.2 million for 1998 and 1997, respectively. These benefits consist primarily of life insurance death claims which are subject to fluctuations from period to period.

Amortization of deferred policy acquisition costs has decreased from $5.1 million in 1997 to $3.0 million and $3.4 million in 1998 and 1999, respectively. These expenses represent the amortization of the costs of acquiring or producing new business, which consist primarily of agents' commissions. The majority of such costs are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted by the level of policy surrenders.

Universal life insurance contract interest has remained relatively constant at $9.8 million, $10.0 million, and $9.7 million in 1999, 1998, and 1997, respectively. This is consistent with the relative stable size of this block of business along with minimal adjustments of policy credited rates.

Other operating expenses were significantly higher in 1998, totaling $10.8 million compared to $8.6 million in both 1999 and 1997. The increase in expenses is due to higher pension expenses from the transfer of the Company's nonqualified defined benefit plan as previously described and other increases primarily in salaries, agent conventions, and marketing related expenses such as travel and printing costs.

International Life Insurance Operations

The Company's international life insurance operations focus marketing efforts on foreign nationals in upper socioeconomic classes with substantial financial resources. Insurance sales are primarily from countries in Central and South America, the Caribbean, and the Pacific Rim. Marketing to numerous countries in these different regions provides diversification that helps to minimize large fluctuations in sales that can occur due to various economic, political, and competitive pressures that may occur from one country to another. Historically, the top three countries in insurance sales have been Argentina, Chile, and Peru. Products sold in the international market include both universal life and traditional life insurance products. The Company minimizes exposure to foreign currency risks, as almost all foreign policies require payment of premiums and claims in United States dollars. Sales production from the international market is from independent broker-agents, many of whom have been selling National Western products for 20 or more years.

Earnings for the international life insurance operating segment were $6,798,000, $6,397,000, and $7,143,000 for 1999, 1998, and 1997, respectively.
Higher 1999 earnings are due to increases in universal life insurance contract revenues, primarily cost of insurance and surrender charge revenues. The higher revenues were tempered by higher policy benefits and universal life insurance contract interest. Earnings in 1998 were lower than 1999 and 1997 primarily due to higher operating expenses, reinsurance costs, and amortization of deferred policy acquisition costs, offset significantly by lower policy benefits. A comparative analysis of results of operations for the Company's international life insurance segment is detailed below:


International Life                           Years Ended December 31,
Insurance Operations:                     1999         1998         1997
                                                   (In thousands)


Premiums and other revenue:
    Premiums and contract revenues   $     43,018       40,606       40,429
    Net investment income                  21,692       21,940       21,451
    Other income                               41           32           34

Total premiums and other revenue           64,751       62,578       61,914

Benefits and expenses:
    Policy benefits                        16,451       14,112       17,100
    Amortization of deferred
    policy acquisition costs               14,647       15,836       13,608
    Universal life insurance
    contract interest                      13,923       13,432       12,575
    Other operating expenses                9,429        9,573        7,749

Total benefits and expenses                54,450       52,953       51,032

Segment earnings before
Federal income taxes                       10,301        9,625       10,882

Federal income taxes                        3,503        3,228        3,739

Segment earnings                     $      6,798        6,397        7,143


As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. The international operations' marketing efforts are also focused more on universal life insurance, and, as a result, revenues from these products continue to increase over traditional products. Cost of insurance revenues continue to increase as the international block of business grows. Additionally, surrender charge revenues were 27.0% higher in 1999 compared to 1998, which corresponds directly to an unusually high increase in universal life insurance policy surrenders of 27.5%. A comparative detail of premiums and contract revenues is provided below:


                                              Years Ended December 31,
                                           1999         1998         1997
                                                   (In thousands)


Universal life insurance:
    Cost of insurance                $     29,411       27,508       25,258
    Surrender charges                       8,077        6,359        6,661
    Policy fees and other revenues          3,755        3,726        3,698
Traditional life insurance premiums         1,775        3,013        4,812

Totals                               $     43,018       40,606       40,429


Actual universal life insurance deposits collected for the years ended December 31, 1999, 1998, and 1997 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles. Deposits continue to grow, which corresponds to the previously described increases in cost of insurance revenues.


                                              Years Ended December 31,
                                          1999         1998         1997
                                                   (In thousands)


Universal life insurance:
    First year and single premiums   $     14,084       13,575       11,412
    Renewal premiums                       36,428       35,114       34,323

Totals                               $     50,512       48,689       45,735


Policy benefits, which consist primarily of life insurance death claims, were abnormally high in 1997 at $17.1 million compared to $16.5 million and $14.1 million for 1999 and 1998, respectively. As previously described for domestic life insurance operations, mortality claims fluctuate from period to period. These deviations, which can at times be significant, are not uncommon in the life insurance industry. Additionally, the Company utilizes reinsurance to help minimize its exposure to adverse mortality experience. The Company's general policy is to reinsure amounts in excess of $200,000 on the life of any one individual.

Universal life insurance contract interest has risen steadily from $12.6 million in 1997 to $13.4 million and $13.9 million in 1998 and 1999, respectively. The increases in contract interest are consistent with growth in the universal life insurance business and have been minimally affected by adjustments of policy credited rates.

Amortization of deferred policy acquisition costs were higher in 1998, totaling $15.8 million compared to $14.6 million and $13.6 million in 1999 and 1997, respectively. Changes in anticipated future gross profits resulted in retrospective adjustments to deferred policy acquisition costs, which produced higher amortization in 1998 relative to 1999 and 1997.

Other operating expenses totaled $9.4 million, $9.6 million, and $7.7 million
in  1999,  1998,  and  1997,  respectively.    The  increase  in  expenses  is
attributable to the same reasons as previously described for domestic life insurance operations.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Like the Company's domestic life insurance operations, annuities are marketed in 43 states and the District of Columbia using independent agents, brokers,
and  independent  marketing  organizations  (IMOs).    For  most  of  these
organizations, annuity sales are much more significant than life insurance sales and are the primary focus of their business operations. Although some of the Company's annuities are available in the international market, current sales are insignificant to total annuity sales.

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

Earnings for the annuity operating segment were $38,068,000, $27,508,000, and $28,389,000 for 1999, 1998, and 1997, respectively. Earnings for 1999 were up significantly from 1998 and 1997 primarily due to income resulting from a lawsuit settlement totaling $5,513,000, net of taxes. Earnings were also enhanced from increases in net investment income over annuity contract interest. Additionally, 1998 earnings were negatively impacted by a class action lawsuit settlement totaling $3,250,000, net of taxes. A comparative analysis of results of operations for the Company's annuity segment is detailed below:


                                        Years Ended December 31,
Annuity Operations:                  1999         1998         1997
                                              (In thousands)


Premiums and other revenue:
    Premiums and
    contract revenues           $     27,392       31,432       31,994
    Net investment income            191,328      182,347      166,348
    Other income                       8,863          270          277

Total premiums and
other revenue                        227,583      214,049      198,619

Benefits and expenses:
    Policy benefits                      458          397          (47)
    Amortization of deferred
    policy acquisition costs          21,114       21,625       21,268
    Annuity contract interest        138,553      135,494      122,938
    Other operating expenses           9,772       15,145       11,223

Total benefits and expenses          169,897      172,661      155,382

Segment earnings before
Federal income taxes                  57,686       41,388       43,237

Federal income taxes                  19,618       13,880       14,848

Segment earnings                $     38,068       27,508       28,389


Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. Annuitizations result in transfers of policies from deferred to immediate or payout status. The deferred revenues related to these annuities are amortized into income during the payout period. Surrender charge revenues were down 13.6% in 1999 compared to 1998 primarily due to reductions in surrender charges from two-tier annuities. Although total annuity policy surrenders were actually up 4.0% from 1998 to 1999, the mix of surrender types was
significantly  different.    While  single-tier  annuity  policy  surrenders
increased in 1999, two-tier annuity policy surrenders, which typically have much higher surrender charges, declined over 21%. This decline in surrenders and related income from two-tier annuities is not unexpected and could continue, since this is a closed block of business. The Company has not sold two-tier annuities since 1992. A comparative detail of the components of premiums and annuity contract revenues is provided below.


                                              Years Ended December 31,
                                          1999         1998         1997
                                                   (In thousands)


Surrender charges:
   Two-tier annuities                $     14,394       17,898       19,940
   Single-tier annuities                    6,951        6,799        5,185

Total surrender charges                    21,345       24,697       25,125
Payout annuity and other revenues           5,972        6,652        6,770
Traditional annuity premiums                   75           83           99

Totals                               $     27,392       31,432       31,994


Actual annuity deposits collected for the years ended December 31, 1999, 1998, and 1997 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                              Years Ended December 31,
                                           1999         1998         1997
                                                   (In thousands)


Deferred annuities:
    Equity-indexed                   $     153,503      222,486        6,004
    Other                                  205,550      187,835      222,450

Total deferred annuities                   359,053      410,321      228,454
Immediate annuities                         30,510       20,682       12,533

Totals                               $     389,563      431,003      240,987


Although annuity sales increased significantly in 1998 from prior years, sales in 1999 totaling $389.6 million were down 9.6%. However, this level of production is still significantly higher than 1997 and 1996 sales. The strong growth in 1998 was primarily attributable to the Company's new equity-indexed annuity product, as it was first introduced in late 1997. Sales continue to be strong in the Company's other deferred annuity products, as deposits collected have increased from $187.8 million in 1998 to $205.6 million in 1999. Additionally, immediate annuities continue to grow, as 1999 and 1998 reflected increases of 47.5% and 65.0%, respectively.

Although sales were lower in 1999, equity-indexed annuities are a major portion of the Company's total annuity production. The Company's equity-indexed annuities are flexible premium deferred annuities which combine the features associated with traditional fixed annuities, with the option to have interest rates that are linked in part to an equity index, the S&P 500 Index. These annuities are long-term contracts designed as planning vehicles for retirement security. These annuities are attractive to customers, as they have guaranteed minimum interest rates, coupled with the potential for significantly higher returns based on an equity index component. Also, because the Company does not offer variable products or mutual funds, these products provide a key equity-based alternative to the Company's existing fixed annuity products. In conjunction with the sale of these annuities, the Company uses an investment hedging program to offset the potential higher returns that could be paid on these products. Specifically, the Company purchases index options from highly rated banks and brokerage firms. These index options act as hedges to match closely the returns based on the S&P 500 Index which may be paid to policyholders.

Although sales of these annuities continue to be strong, production declined in 1999 primarily due to volatility in the stock market. This volatility affects both the immediate demand for these annuities and the pricing of these products. Increased product costs from stock market volatility, particularly costs of index options used to hedge the equity return component of these annuities, can reduce potential credited interest to policyholders.

Net investment income for 1999, 1998, and 1997 totaled $191,328,000, $182,347,000, and $166,348,000, respectively. The increases in investment income of 4.9% and 9.6% in 1999 and 1998, respectively, are consistent with the growth in annuity segment assets of 5.7% and 10.8% for the same periods. The large increases in net investment income in 1999 and 1998 over 1997 are due to the substantial increase in premium production, primarily from sales of the Company's equity-indexed annuities, which resulted in increases in
invested  assets.    Net  investment  income  also  includes  $10,719,000  and
$8,057,000 of income from index options for 1999 and 1998, respectively. Income from index options totaled only $18,000 in 1997, as sales of equity-indexed annuities were minimal in 1997.

Other income was relatively insignificant in 1998 and 1997, totaling $270,000
and  $277,000,  respectively.      However,  other  income  for  1999  totaled
$8,863,000, which includes $8.5 million in income relating to litigation involving an independent marketing organization. As more fully described in
Item 3, Legal Proceedings, National Western Life Insurance Company, National Annuity Programs, Inc. (NAP), and others executed a settlement agreement for a pending declaratory judgment lawsuit. NAP was an independent marketing general agency under contract with the Company that hired and supervised agents marketing annuity products on behalf of the Company. The contract was entered into in 1983 and amended in 1994. The Company alleged that during the course of the contract NAP violated its terms and conditions, among other things. By the settlement, each party dismisses with prejudice all claims asserted by them in the lawsuit. The Company was also released from any claims for any funds and other rights arising under the contract. Additionally, the Company paid in 1999 all valid claims for unpaid commissions to sub-agents of NAP who wrote business for the Company under the contract.

As a result of the settlement, accrued bonus commissions relating to the NAP contract totaling $8,482,000 were released, as they are no longer considered a liability to NAP and will not be paid. Accordingly, the release of these accrued commissions from liabilities in 1999 resulted in additional income of $8,482,000, before taxes. It is anticipated that any future renewal premiums received by the Company on currently issued and in force annuity policies written by NAP sub-agents under the Contract could generate additional commissions for such sub-agents. The payment of such future commissions is subject to and conditioned upon receipt of such renewal premiums by the Company and compliance by the sub-agents with the terms of the agents' contracts with the Company and NAP.

Annuity contract interest for 1999, 1998, and 1997 totaled $138.6 million, $135.5 million, and $122.9 million, respectively. While general increases in contract interest are expected due to the growth in the size of the annuity block of business, higher interest is also due to increases in equity-indexed annuities in force and the higher credited rates that may be paid on these policies. The increases in 1999 and 1998 are largely due to increases in annuities in force from sales of equity-indexed annuities and higher credited interest that were paid on these policies. Contract interest on equity-indexed annuities totaled $20,480,000 and $12,980,000 in 1999 and 1998, respectively. Amounts for 1997 were insignificant, as sales of these annuities were minimal in 1997. Although contract interest is higher due to equity-indexed annuities, net investment income also includes an additional $10,719,000 and $8,057,000 in 1999 and 1998 from index options which are used to hedge the equity return component of these products. Differences between income from index options and contract interest credited to policyholders will occur for several reasons, some of which may only be timing differences between the recognition of income and expenses. One reason is that the costs of the index options are essentially amortized against net investment income as the options are marked to fair value each reporting period. The costs of options are covered by additional income earned on debt securities purchased with equity-indexed annuity premiums. Other differences are due to asset fees charged against policyholder contract interest, surrenders and death benefits on annuities within the annual hedging period, and inherent differences between index option fair values and policy liability reserving treatments related to minimum guaranteed interest rates.

The impact of these equity-indexed annuity issues on earnings from annuity operations was experienced by the Company in the third and fourth quarters of 1999. Because of the volatility and large declines in the S&P 500 Index during the third quarter of 1999, the Company recorded significant decreases in investment income resulting from unrealized mark-to-market losses on the options. The S&P 500 Index decline also resulted in lower interest credited to equity-indexed annuity contracts. However, primarily because of policy liability reserving treatments related to minimum guaranteed interest rates, the reduction in annuity contract interest expense was much less than the decline in investment income, which significantly reduced third quarter 1999 earnings. The Company's fourth quarter 1999 earnings were significantly higher, largely a result of improvement in stock market conditions from the 1999 third quarter. The increased earnings in the fourth quarter essentially offset the lower earnings performance of the third quarter, which coincides with the fluctuations of the S&P 500 Index. For the fourth quarter of 1999, the S&P 500 Index reversed its poor performance of the previous quarter. The S&P 500 Index increased significantly, which increased the Company's investment income from unrealized mark-to-market gains on index options and produced the improved earnings performance.

In summary, the Company's equity-indexed annuity products are long-term policies with contractual periods of either nine or fifteen years. The Company routinely analyzes the profitability of its equity-indexed annuity products under numerous economic scenarios, including both positive and negative equity market conditions. Although earnings may not be level or constant from period to period for this product due to timing of market conditions and policy liability reserving methods, the Company anticipates the equity-indexed annuities will be profitable over the long-term contractual periods of the policies.

Amortization of deferred policy acquisition costs represents the amortization of the costs of acquiring or producing new business, primarily agents' commissions, the majority of which are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted by the level of policy surrenders. Amortization for 1999, 1998, and 1997 was relatively consistent totaling $21.1 million, $21.6 million, and $21.3 million, respectively.

Other operating expenses totaled $9,772,000, $15,145,000, and $11,223,000 for 1999, 1998, and 1997, respectively. Expenses for 1998 were unusually high primarily due to two nonrecurring items as previously described in the summary of consolidated operating results. Additional pension expenses were incurred in 1998 related to the Company's transfer of its nonqualified defined benefit plan to a pension administration firm. Also included in 1998 expenses is a $5,000,000 lawsuit settlement for the Diffie, et al vs. National Western Life Insurance Company and National Annuity Programs, Inc. class action litigation. The litigation involved various issues regarding sales of the Company's annuities.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate and other investment operations through the following wholly owned subsidiaries: NWL Investments, Inc., NWL Properties, Inc., NWL 806 Main, Inc., NWL Services, Inc., and NWL Financial, Inc. Also, during January, 1999, the Company's wholly owned subsidiary, The Westcap Corporation, completed its Chapter 11 bankruptcy reorganization. With the reorganization complete, National Western transferred its investment real estate holdings to Westcap, and the subsidiary is now operating as a real estate management company. Earnings for these other operations totaled $3,238,000, $2,224,000, and $1,821,000 for 1999, 1998, and 1997, respectively.
Earnings were higher in 1999 primarily due to income from the real estate properties that were transferred from National Western to Westcap.

Most of the income from the Company's subsidiaries is from a life interest in the Libbie Shearn Moody Trust. This asset was owned by National Western Life Insurance Company prior to 1997 but was transferred to NWL Services, Inc. in 1997. Gross income distributions from the Trust totaled $3,595,000, $3,451,000, and $3,335,000 in 1999, 1998, and 1997, respectively.


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

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $118 million, $131 million, and $144 million in 1999, 1998, and 1997, respectively. The lower cash flow in 1999 is largely a result of lawsuit and bankruptcy settlement payments as described in detail in Item 3, Legal Proceedings. Net cash flows from the Company's deposit product operations, which include universal life and investment annuity products, totaled $47 million in 1999 and $113 million in 1998. However, these operations incurred net cash outflows in 1997 totaling $51 million. The cash outflows in 1997 were due to low annuity production along with increased policy surrenders. Although surrenders have increased, significant annuity production generated strong positive cash flow in 1999 and 1998.

The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $187 million, $159 million, and $144 million in 1999, 1998, and 1997, respectively. The Company again expects significant cash flows from these sources in 2000 at levels consistent with the past two years.

Capital Resources

The Company relies on stockholders' equity for its capital resources, as there has been no long-term debt outstanding in 1999 or recent years. The Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 2000.

Stockholders' equity totaled $475.5 million at December 31, 1999, reflecting an increase of $37 million from 1998. The increase in capital is primarily from net earnings of $59 million, reduced by net unrealized losses on investment securities totaling $22 million. The significant decline in values of investment securities is a direct result of increased interest rates at December 31, 1999, which lowered the market values of the Company's holdings
in its securities available for sale portfolio.   Book value per share at
December 31, 1999, was $135.84, reflecting an 8.4% increase for the year.

CHANGES IN ACCOUNTING PRINCIPLES

Deposit Accounting

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

Derivative Instruments and Hedging Activities

In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June, 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," was issued deferring SFAS No. 133, which will now be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement defines several designations of derivatives based on the instrument's intended use and specifies the appropriate accounting treatment for changes in the fair value of the derivative based on its resulting designation.

The Company currently sells equity-indexed annuities that contain an equity return component for policyholders which is an embedded derivative instrument. The Company purchases index options, which are also derivative instruments, to hedge this equity return component. The index options are reported at fair value in the Company's financial statements, which is in accordance with SFAS No. 133 requirements. The Company also uses a fair value approach in recording policy liabilities for the equity-indexed annuities. However, there is currently no specific, authoritative interpretation of SFAS No. 133 with respect to accounting for equity-indexed annuity liabilities. Additional guidance in 2000 regarding this issue may result in a definitive method significantly different from that currently used by the Company. As a result, the ultimate implementation of SFAS No. 133 could have a significant effect on the Company's results of operations. The Company expects to implement the new statement in the first quarter of 2001.

REGULATORY AND OTHER ISSUES

Statutory Accounting Practices

Regulations that affect the Company and the insurance industry are often the result of efforts by the National Association of Insurance Commissioners
(NAIC). The NAIC is an association of state insurance commissioners, regulators, and support staff that acts as a coordinating body for the state insurance regulatory process. The NAIC has recently completed a comprehensive process of codifying statutory accounting practices and procedures. Other than specific individual state laws, the codification results will be the only source of prescribed statutory accounting practices. The Company's state of domicile, Colorado, is currently in the process of adopting the new codified
statutory accounting practices and procedures.   Insurance companies must
adopt these new statutory accounting practices in 2001, which may result in significant changes to existing practices used in the preparation of statutory financial statements. The Company will perform a review of the entire newly codified statutory accounting practices and procedures during 2000.
This review process may not be fully completed until the latter portion of the year. Based on a preliminary review, National Western does not anticipate a material impact to its capital and surplus position as a result of implementation of the new prescribed statutory accounting procedures.

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

Year 2000 Issues

The Year 2000 problem, also known as Y2K, was the result of concerns that many computer software systems would not be able to distinguish the year 2000 from the year 1900. The Y2K problem arose because many existing computer programs use only the last two digits to refer to a year, resulting in these programs' inability to recognize "00" in the date field as the year 2000. If not corrected, many computer systems may not have been able to process date-sensitive data accurately beyond the year 1999, resulting in possible system failures or generation of erroneous results. National Western was cognizant of these problems for many years, as life insurance and annuity products can have very long life spans. Thus, many of our systems were originally developed to process and administer our insurance products into the next century. National Western worked to alleviate or eliminate Year 2000 problems for many years. The Company's Year 2000 plan included staff review and analysis of internal systems, embedded chip technology, and external vendor interfaces.

National Western incurred no significant Y2K related issues and did not experience any disruptions in its operations during the transition into 2000. The Company did not encounter any significant problems with respect to its systems, and it was not necessary to implement any contingency or business continuity plans. Likewise, with respect to external vendors, service providers, and other third parties, National Western did not experience any significant Y2K related problems. Total costs incurred related to the Company's Year 2000 plan did not exceed $250,000. Although no problems are anticipated, the Company will continue to monitor its systems as the year progresses.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained herein or in other written or oral statements made by or on behalf of National Western Life Insurance Company or its subsidiaries are or may be viewed as forward-looking. Although the Company has used appropriate care in developing any such information, forward-looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, matters described in the Company's SEC filings such as exposure to market risks, anticipated cash flows, future capital needs, and statutory or regulatory related issues. However, National Western, as a matter of policy, does not make any specific projections as to future earnings, nor does it endorse any projections regarding future performance that may be made by others. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments. Also, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise.


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


                                   PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors

The following information as of January 31, 2000, is furnished with respect to each director. All terms expire in June of 2000.


                       Principal Occupation During Last Five   First
   Name of Director           Years and Directorships         Elected   Age


Robert L. Moody        Chairman of the Board                    1963     64
(1) (3) (4) (5)        and Chief Executive
                       Officer of the Company;
                       Investments, Galveston, Texas

Ross R. Moody          President and Chief Operating
(1) (3)                Officer of the                           1981     37
                       Company, Austin, Texas

Arthur O. Dummer       President, The Donner Company,           1980     66
(1) (2) (3)            Salt Lake City, Utah

Harry L. Edwards       Retired; Former President and Chief      1969     78
                       Operating Officer of the Company,
                       Austin, Texas

E. Douglas McLeod      Director of Development, The Moody       1979     58
(4)                    Foundation, Galveston, Texas

Charles D. Milos       Senior Vice President of the Company,    1981     54
(1) (3)                Galveston, Texas

Frances A. Moody       Executive Director,                      1990     30
(4)                    The Moody Foundation,
                       Dallas, Texas, 1997 - present;
                       Investments, Dallas, Texas, 1992 -
                       1997

Russell S. Moody       Investments, Austin, Texas               1988     38
(4)

Louis E. Pauls, Jr.    President, Louis Pauls & Company;        1971     64
(2)                    Investments, Galveston, Texas

E. J. Pederson         Executive Vice President,                1992     52
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

(b) Identification of Executive Officers

The following is a list of the Company's executive officers, their ages, and their positions and offices as of January 31, 2000.


   Name of Officer      Age         Position (Year elected to position)


Robert L. Moody          64   Chairman of the Board and Chief Executive
                              Officer (1963-1968, 1971-1980, 1981), Director

Ross R. Moody            37   President and Chief Operating Officer
                              (1992), Director

Robert L. Busby, III     62   Senior Vice President - Chief
                               Administrative Officer,
                              Chief Financial Officer and Treasurer (1992)

Charles P. Baley         61   Senior Vice President - Information
                              Services (1990)

Richard M. Edwards       47   Senior Vice President - International
                              Marketing (1990)

Paul D. Facey            48   Senior Vice President - Chief Actuary (1992)

Charles D. Milos         54   Senior Vice President - Investment
                              Analyst (1990), Director

James P. Payne           55   Senior Vice President - Secretary (1998)

Arthur W. Pickering      58   Senior Vice President - Domestic
                              Marketing (1994)

Patricia L. Scheuer      48   Senior Vice President - Chief Investment
                              Officer (1992)


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

(e) Business Experience

All of the executive officers listed above have served in various executive capacities with the Company for more than five years.

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


                       ITEM 11. EXECUTIVE COMPENSATION

(b) Summary Compensation Table



                                                     Long Term
                                                      Compensation
                                                        No. of
                                                       Securities
                                Annual   Compensation  Underlying   All Other
      Name and                  Salary      Bonus       Options   Compensation
 Principal Position     Year      (A)         (B)          (C)         (D)


1Robert L. Moody         1999  $ 1,173,965  $    -          -     $    322,229
 Chairman of             1998    1,124,174       -        13,000       254,333
 the Board and           1997    1,077,350       -        10,000       194,684
 Chief Executive
 Officer

2Ross R. Moody           1999      440,630       -          -           31,299
 President               1998      422,496     25,000     12,500        64,457
 and Chief               1997      411,198       -           500        50,683
 Operating Officer

3Arthur W. Pickering     1999      143,872    113,972       -           15,277
 Senior                  1998      124,735    126,526      2,500        15,049
 Vice President -        1997      124,445    105,687      1,500        13,781
 Domestic Marketing

4Richard M. Edwards      1999      163,301     77,909       -           14,435
 Senior Vice             1998      159,064      9,605      2,500        10,110
 President-              1997      150,019      9,625      1,500         9,568
 International
 Marketing

5Robert L. Busby, III    1999      205,025       -          -           12,254
 Senior Vice             1998      193,889       -         1,500        11,576
 President -             1997      178,518       -         1,000        10,654
 Chief
 Administrative
 Officer, Chief
 Financial Officer
 and Treasurer


Notes to Summary Compensation Table:

(A) Salary includes directors' fees from National Western Life Insurance Company and its subsidiaries.

(B) Bonuses include employment and performance related bonuses which are occasionally granted.

(C) Represents stock options granted under the National Western Life Insurance Company 1995 Stock and Incentive Plan.

(D) All other compensation includes primarily employer contributions made to the Company's 401(k) Plan and Non-Qualified Deferred Compensation Plan on behalf of the employee. However, this item also includes taxable income for Robert L. Moody, related to his assignment of excess insurance on the Libbie Shearn Moody Trust of approximately $299,000, $232,000, and $173,000 in 1999, 1998, and 1997, respectively. This item also includes various expense allowances for Ross R. Moody in 1999, 1998, and 1997 of approximately $5,000, $42,000, and $34,000, respectively.


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

The Committee approved the issuance of nonqualified stock options to selected officers of the Company during 1998 and 1997 totaling 48,500 and 21,900,
respectively.    Additionally,  during  1998  the  Committee  granted  10,000 nonqualified, nondiscretionary stock options to Company directors. No nonqualified stock options were issued in 1999. The directors' stock options vest 20% annually following one full year of service to the Company from the date of grant. The officers' stock options vest 20% annually following three full years of service to the Company from the date of grant. The exercise prices of the stock options were set at the fair market values of the common stock on the dates of grant.

(d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table




                                                                    Value of
                                           Number of              Unexercised
                                     Securities Underlying          In-The-
                Shares                 Unexercised Options       Money Options
               Acquired
                 On       Value    Exercise-  Unexercis-  Exercis-  Unexercis-
  Name        Exercise   Realized     able       able      able       able


1 Robert
  L. Moody          -      $   -       13,080    49,320  $ 315,440  $ 499,260

2 Ross
  R. Moody          -          -        3,100    22,600     58,888    180,650

3 Arthur W.
  Pickering       400       15,415        500     7,100     15,250     51,550

4 Richard
  M. Edwards        -          -          900     7,100     16,700     51,550

5 Robert L.
  Busby, III    1,000       54,368         -      5,700        -       76,100


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

The estimated annual benefits payable to the named executive officers upon retirement, at normal retirement age, for the Company's defined benefit plans are as follows:


                                      Estimated Annual Benefits
                               Qualified    Non-Qualified
                                Defined        Defined
           Name              Benefit Plan   Benefit Plan      Totals


1  Robert L. Moody         $      125,335        369,331        494,666

2  Ross R. Moody                   87,868           -            87,868

3  Arthur W. Pickering             28,305           -            28,305

4  Richard M. Edwards              66,596          6,843         73,439

5  Robert L. Busby, III            47,907         34,238         82,145


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

(g) Compensation of Directors

All directors of the Company currently receive $18,000 a year and $500 for each board meeting attended. They are also reimbursed for actual travel expenses incurred in performing services as directors. An additional $500 is paid for each committee meeting attended. However, a director attending multiple meetings on the same day receives only one meeting fee. The amounts paid pursuant to these arrangements are included in the summary compensation table under Item 11(b). The directors and their dependents are also insured under the Company's group insurance program.

During 1995 the Company adopted the National Western Life Insurance Company 1995 Stock and Incentive Plan (the Plan), as more fully described in Item 11(c). Directors of the Company, other than Compensation and Stock Option Committee members, are eligible for restricted stock awards, incentive awards, and performance awards. Nonemployee directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. On May 19, 1995, the Committee approved the issuance of 7,000 nonqualified, nondiscretionary stock options to nonemployee Company directors, with each such director receiving 1,000 stock options. On June 19, 1998, the stockholders approved the issuance of 10,000 nonqualified, nondiscretionary stock options to all Company directors, with each such director receiving 1,000 stock options.

Directors of the Company's subsidiary, NWL Investments, Inc., receive $250 annually. Nonemployee directors of the Company's subsidiary, NWL Services, Inc., receive $1,000 per board meeting attended.

(h) Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Two of the named executive officers, Arthur W. Pickering and Richard M. Edwards, had bonus compensation contracts with the Company during 1999. The contracts consisted of several components in which certain levels of Company performance relating to annuity account balances, life insurance persistency rates, life insurance premiums, and annuity contract deposits were required in order to earn bonuses. Compensation bonuses paid to Mr. Pickering and Mr. Edwards are disclosed in part (b) of this item.

(i) Report on Repricing of Options/SARs

None.

(j) Compensation Committee Interlocks and Insider Participation

The Company's Board of Directors performs the functions of an executive compensation committee. The Board is responsible for developing and
administering   the   policies   that   determine   executive   compensation.
Additionally, a separate Compensation and Stock Option Committee, comprised of outside, independent directors, determines compensation for the three highest-paid Company executives. The committee also performs various projects relating to executive compensation at the request of the Board of Directors. Those directors serving on the committee include Arthur O. Dummer, Harry L. Edwards, and E. J. Pederson.

Mr. Robert Moody, Mr. Ross Moody, and Mr. Charles Milos serve as directors and also serve as officers and employees of National Western Life Insurance Company. Mr. Ross Moody serves as an officer and director of the Company's wholly owned subsidiaries, The Westcap Corporation, NWL 806 Main, Inc., NWL Investments, Inc., NWL Properties, Inc., NWL Financial, Inc., and NWL Services, Inc. Mr. Charles Milos serves as an officer and director of The Westcap Corporation and as an officer of NWL 806 Main, Inc., NWL Investments, Inc., NWL Properties, Inc., NWL Financial, Inc. and NWL Services, Inc. Mr. Robert Moody is an officer and Mr. Arthur Dummer is an officer and director of NWL Services, Inc. Mr. Harry Edwards serves as a director and was formerly an officer of National Western Life Insurance Company.

The Donner Company, 100% owned by Mr. Dummer, who is a director of National Western Life Insurance Company and an officer and director of NWL Services, Inc., was paid $80,902 in 1999 pursuant to an agreement between The Donner Company and a reinsurance intermediary relating to a reinsurance contract between the Company and certain life insurance reinsurers.

No compensation committee interlocks exist with other unaffiliated companies.

(k) Board Compensation Committee Report on Executive Compensation

The Company's Board of Directors determines and approves executive compensation, along with developing and administering the policies that determine executive compensation.

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

As previously described, a separate Compensation and Stock Option Committee, comprised of outside, independent directors, determines compensation for the three highest-paid Company executives. The committee also performs various projects relating to executive compensation at the request of the Board of Directors. The policies used by the Compensation and Stock Option Committee in determining compensation are similar to those described above for all other Company executives.

(1) Performance Graph

The following graph compares the change in the Company's cumulative total stockholder return on its common stock with the Nasdaq - U.S. Companies Index and the Nasdaq Insurance Stock Index. The graph assumes that the value of the Company's common stock and each index was $100 at December 31, 1994, and that all dividends were reinvested.

For the purpose of this electronic filing, the coordinates of the graph have been provided below:


                                           December 31,
                        1994      1995     1996       1997    1998     1999


National Western
Life Insurance
Company                 100.0     161.2     250.4     292.1    338.1    197.5

Nasdaq Stock
Market
(US Companies)          100.0     141.3     173.9     213.1    300.2    545.7

Nasdaq Insurance
Stocks                  100.0     142.0     161.9     237.5    211.6    164.3



                    ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

Set forth below is certain financial information concerning persons who are known by the Company to own beneficially more than 5% of any class of the Company's common stock on December 31, 1999:


                                          Amount and Nature of
   Name and Address           Title        Beneficial Ownership   Percent
         of                    of                Record and          of
   Beneficial Owners          Class             Beneficially        Class


Robert L. Moody         Class A Common           1,160,896           35.17%
2302 PostOffice         Class B Common             198,074           99.04%
Street, Suite 702
Galveston, Texas

Westport Asset          Class A Common             359,400           10.89%
Management, Inc.
253 Riverside Avenue
Westport, Connecticut

Tweedy Browne Company   Class A Common             323,345            9.80%
52 Vanderbilt Avenue
New York, New York

FMR Corp.               Class A Common             170,000            5.15%
82 Devonshire Street
Boston, Massachusetts



(b) Security Ownership of Management

The following table sets forth as of December 31, 1999, information concerning the beneficial ownership of the Company's common stock by all directors, named executive officers, and all directors and executive officers of the Company as a group:


                                            Amount and Nature of
                             Title          Beneficial Ownership   Percent
     Directors                of                Record and          of
    and Officers             Class              Beneficially       Class


Directors and
Named Executive
Officers:
Robert L. Moody         Class A Common          1,160,896          35.17%
                        Class B Common            198,074          99.04%

Ross R. Moody           Class A Common                625            .02%
                        Class B Common                482            .24%

Directors:
Arthur O. Dummer        Class A Common                 15             -
                        Class B Common                 -              -

Harry L. Edwards        Class A Common                 20             -
                        Class B Common                 -              -

E. Douglas McLeod       Class A Common                 10             -
                        Class B Common                 -              -

Charles D. Milos        Class A Common                528            .02%
                        Class B Common                 -              -

Frances A. Moody        Class A Common              2,475            .07%
                        Class B Common                482            .24%

Russell S. Moody        Class A Common              2,475            .07%
                        Class B Common                482            .24%

Louis E. Pauls, Jr.     Class A Common                 10             -
                        Class B Common                 -              -

E. J. Pederson          Class A Common                100             -
                        Class B Common                 -              -

Named Executive
Officers:
Robert L. Busby, III    Class A Common                  6             -
                        Class B Common                 -              -

Richard M. Edwards      Class A Common                303            .01%
                        Class B Common                 -              -

Arthur W. Pickering     Class A Common                 -              -
                        Class B Common                 -              -

Directors and
Executive               Class A Common          1,167,941          35.38%
Officers as a Group     Class B Common            199,520          99.76%


(c) Changes in Control

None.


           ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Transactions with Management and Others

The Donner Company, 100% owned by Mr. Arthur Dummer, who is a director of National Western Life Insurance Company, was paid $80,902 in 1999 pursuant to an agreement between The Donner Company and a reinsurance intermediary relating to a reinsurance contract between the Company and certain life insurance reinsurers.

Moody Insurance Group, Inc., was paid $348,284 in commissions in 1999 pursuant to an agency contract with National Western Life Insurance Company. Moody
Insurance Group, Inc. is wholly owned by Mr. Robert L. Moody, Jr.   Mr. Robert
L. Moody, Jr., is an employee of the Company and the son of Mr. Robert L. Moody, who serves as a director and chief executive officer of the Company, the brother of Mr. Ross R. Moody, who serves as a director and president of the Company, and the brother of Mr. Russell S. Moody and Ms. Frances A. Moody, who serve as directors of the Company. The commissions paid were based on premiums and deposits totaling approximately $15,624,000 from sales of National Western life insurance and annuity products by Moody Insurance Group, Inc., and Mr. Robert L. Moody, Jr., in 1999. In addition, Mr. Robert L. Moody, Jr., personally received $498 in commissions in 1999 pursuant to an agency contract between himself and the Company.

(b)  Certain Business Relationships

None.

(c)  Indebtedness of Management

The Company holds three mortgage loans issued to Gal-Tex Hotel Corporation, which is owned 50% by the Libbie Shearn Moody Trust and 50% by The Moody Foundation. The first mortgage loan in the amount of $2,166,000 was issued in 1988 and originally matured in May of 1998. It was extended during 1998 to May of 2003 and pays interest of 8%. The loan is secured by property consisting of a hotel located in Kingsport, Tennessee. The second mortgage loan in the amount of $7,915,000 was issued in 1994, will mature in October of 2004, and pays interest of 8.75%. The loan is secured by property consisting of a hotel located in Houston, Texas. The third mortgage loan in the amount of $1,704,000 was issued in 1995, will mature in January of 2006, and pays interest of 9%. The loan is secured by property consisting of a hotel located in Woodstock, Virginia. Each of these loans is current as to principal and interest payments.

The Company's wholly owned subsidiary, NWL Services, Inc., is the beneficial owner of a life interest (1/8 share), previously owned by Mr. Robert L. Moody, in the trust estate of Libbie Shearn Moody. The trustee of this estate is The Moody National Bank of Galveston. The Moody National Bank is ultimately controlled by the Three R Trust, Galveston, Texas, whose ultimate beneficiaries are the children of Robert L. Moody, who are Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody. The Moody Foundation is a private charitable foundation governed by a Board of Trustees of three members. Mr. Robert L. Moody and Mr. Ross R. Moody are members of the Board of Trustees.

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

Exhibit 10(h) - Second Amendment to the National Western Life Insurance
                Company Non-Qualified Deferred Compensation Plan effective December 17, 1996 (incorporated by reference to Exhibit 10(h) to the Company's Form 10-K for the year ended December 31,
                1996).

Exhibit 10(i) - Third  Amendment  to  the  National  Western  Life  Insurance
                Company Non-Qualified Deferred Compensation Plan effective December 17, 1996 (incorporated by reference to Exhibit 10(i) to the Company's Form 10-K for the year ended December 31,
                1996).

Exhibit 10(j) - Fourth Amendment to the National Western Life Insurance
                Company Non-Qualified Deferred Compensation Plan effective June 20, 1997 (incorporated by reference to Exhibit 10(j) to the Company's Form 10-K for the year ended December 31,
                1997).

Exhibit 10(k) - First  Amendment  to  the  National  Western  Life  Insurance
                Company 1995 Stock and Incentive Plan effective June 19, 1998 (incorporated by reference to Exhibit 10(k) to the Company's Form 10-Q for the quarter ended June 30, 1998).

Exhibit 10(l) - Joint  Motion  For  Preliminary  Approval  Of  Settlement
                Agreement, To Authorize Class Notice, To Enjoin Other Actions And To Schedule Fairness Hearing (incorporated by reference to Exhibit 10(l) to the Company's Form 8-K dated September 8,
                1998).

Exhibit 10(m) - Fifth  Amendment  to  the  National  Western  Life  Insurance
                Company Non-Qualified Deferred Compensation Plan effective July 1, 1998 (incorporated by reference to Exhibit 10(l) to the Company's Form 10-Q for the quarter ended September 30,
                1998).

Exhibit 10(n) - Sixth  Amendment  to  the  National  Western  Life  Insurance
                Company Non-Qualified Deferred Compensation Plan effective August 7, 1998 (incorporated by reference to Exhibit 10(n) to the Company's Form 10-K for the year ended December 31,
                1998).

Exhibit 10(o) - Third  Amendment  to  the  National  Western  Life  Insurance
                Company Non-Qualified Defined Benefit Plan effective August 7, 1998 (incorporated by reference to Exhibit 10(o) to the Company's Form 10-K for the year ended December 31, 1998).

Exhibit 10(p) - Exchange  Agreement  by  and  among  National  Western  Life
                Insurance Company, NWL Services, Inc., Alternative Benefit Management, Inc., and American National Insurance Company effective November 23, 1998 (incorporated by reference to Exhibit 10(p) to the Company's Form 10-K for the year ended December 31, 1998).

Exhibit 10(q) - Bonus  Agreement  by  and  between  National  Western  Life
                Insurance Company and Richard M. Edwards effective August 1, 1999 (filed on page __ of this report).

Exhibit 10(r) - Bonus  Agreement  by  and  between  National  Western  Life
                Insurance Company and Arthur W. Pickering effective August 10, 1999 (filed on page __ of this report).

Exhibit 21    - Subsidiaries of the Registrant (filed on page ___ of this report).

Exhibit 27    - Financial Data Schedule (filed electronically pursuant to
                Regulation S-K).

(b) Reports on Form 8-K

A report on Form 8-K dated September 30, 1999, was filed by the Company on October 7, 1999, disclosing the execution of a settlement agreement of a pending lawsuit between National Western Life Insurance Company, National Annuity Programs, Inc., Robert L. Myer, and certain affiliates of Myer as described in detail in Item 3, Legal Proceedings.

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



                                 ATTACHMENT A

                 Index to Financial Statements and Schedules

                                                                         Page

Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1999 and 1998

Consolidated Statements of Earnings for the years ended December 31, 1999, 1998, and 1997

Consolidated Statements of Comprehensive Income for the years ended December 31, 1999, 1998, and 1997

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

Notes to Consolidated Financial Statements

Schedule I - Summary of Investments Other Than Investments in Related Parties, December 31, 1999

Schedule V - Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998, and 1997


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Western Life Insurance Company and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                        KPMG LLP

Austin, Texas
March 3, 2000






          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         December 31, 1999 and 1998
                               (In thousands)


                     ASSETS                           1999         1998


Cash and investments:
    Securities held to maturity,
    at amortized cost
    (fair value: $2,084,494 and $2,124,715)      $  2,151,924    2,029,728
    Securities available for sale, at fair
    value  (cost: $741,608 and $696,333)              717,948      735,587
    Mortgage loans, net of allowance for
    possible losses ($4,104 and $4,640)               183,902      174,921
    Policy loans                                      117,309      124,441
    Index options                                      32,820       23,900
    Other long-term investments                        32,766       24,999
    Cash and short-term investments                    14,010       24,508

Total cash and investments                          3,250,679    3,138,084

Deferred policy acquisition costs                     369,665      314,493
Accrued investment income                              47,756       44,777
Other assets                                           14,728       20,601
Assets of discontinued operations                        -              48

                                                 $  3,682,828    3,518,003


See accompanying notes to consolidated financial statements.



          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         December 31, 1999 and 1998
                    (In thousands except share amounts)


      LIABILITIES AND STOCKHOLDERS' EQUITY            1999         1998


LIABILITIES:

Future policy benefits:
    Traditional life and annuity products        $    165,020      167,248
    Universal life and investment
    annuity contracts                               2,983,060    2,812,230
Other policyholder liabilities                         24,103       23,955
Federal income taxes payable:
    Current                                             4,763        5,221
    Deferred                                            4,659        9,646
Other liabilities                                      25,701       61,290
Liabilities of discontinued operations                   -              48

Total liabilities                                   3,207,306    3,079,638


COMMITMENTS AND CONTINGENCIES (Notes 4,
7, 9, and 16)

STOCKHOLDERS' EQUITY:

Common stock:
    Class A - $1 par value; 7,500,000
    shares authorized; 3,300,728
    and 3,298,128 shares issued and
    outstanding in 1999 and 1998                        3,301        3,298
    Class B - $1 par value; 200,000 shares
    authorized, issued
    and outstanding in 1999 and 1998                      200          200
Additional paid-in capital                             25,028       24,899
Accumulated other comprehensive income (loss)          (3,566)      18,634
Retained earnings                                     450,559      391,334

Total stockholders' equity                            475,522      438,365

                                                 $  3,682,828    3,518,003


See accompanying notes to consolidated financial statements.



          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
            For the Years Ended December 31, 1999, 1998, and 1997
                   (In thousands except per share amounts)



                                          1999         1998         1997


Premiums and other revenue:
    Life and annuity premiums        $     11,310       13,165       15,812
    Universal life and
    investment annuity
    contract revenues                      83,768       83,169       80,250
    Net investment income                 242,980      233,844      217,446
    Other income                            8,944        1,052          354
    Realized gains (losses)
    on investments                          4,481        2,384       (1,588)

Total premiums and other revenue          351,483      333,614      312,274

Benefits and expenses:
    Life and other policy benefits         34,775       35,646       37,361
    Decrease in liabilities for
    future policy benefits                 (2,319)      (3,205)      (2,076)
    Amortization of deferred
    policy acquisition costs               39,148       40,415       39,934
    Universal life and investment
    annuity contract interest             162,302      158,889      145,200
    Other operating expenses               27,764       35,504       27,560

Total benefits and expenses               261,670      267,249      247,979

Earnings before Federal income taxes
and discontinued operations                89,813       66,365       64,295

Federal income taxes                       30,588       17,347       21,723

Earnings from continuing operations        59,225       49,018       42,572

Losses from discontinued operations          -         (14,125)      (1,000)

Net earnings                         $     59,225       34,893       41,572


Basic Earnings Per Share:
    Earnings from continuing
    operations                       $      16.92        14.02        12.20
    Losses from discontinued
    operations                               -           (4.04)       (0.29)

Net earnings                         $      16.92         9.98        11.91

Diluted Earnings Per Share:
    Earnings from continuing
    operations                       $      16.78        13.87        12.09
    Losses from discontinued
    operations                               -           (4.00)       (0.28)

Net earnings                         $      16.78         9.87        11.81



See accompanying notes to consolidated financial statements.



           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            For the Years Ended December 31, 1999, 1998, and 1997
                                (In thousands)


                                          1999         1998         1997



Net earnings                         $     59,225       34,893       41,572

Other comprehensive income
(loss), net of effects of
deferred policy acquisition
costs and taxes:
    Unrealized gains (losses)
    on Securities:
        Unrealized holding
        gains (losses)
        arising during period             (20,051)       3,315        5,675
        Reclassification adjustment
        for net gains
        included in net earnings           (2,111)        (581)        (690)
        Amortization of net
        unrealized gains
        related to transferred
        securities                           (250)        (516)      (1,056)

        Net unrealized gains
        (losses) on securities            (22,412)       2,218        3,929

    Foreign currency
    translation adjustments                   212          148        2,486

Other comprehensive income (loss)         (22,200)       2,366        6,415

Comprehensive income                 $     37,025       37,259       47,987


See accompanying notes to consolidated financial statements.



          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Years Ended December 31, 1999, 1998, and 1997
                               (In thousands)


                                          1999         1998         1997


Common stock:
    Balance at beginning of year     $      3,498        3,492        3,491
    Shares exercised under
    stock option plan                           3            6            1

Balance at end of year                      3,501        3,498        3,492

Additional paid-in capital:
    Balance at beginning of year           24,899       24,662       24,647
    Shares exercised under
    stock option plan                         129          237           15

Balance at end of year                     25,028       24,899       24,662

Accumulated other comprehensive
income (loss):
    Unrealized gains (losses)
    on securities:
        Balance at beginning of year       16,000       13,782        9,853
        Change in unrealized gains
        (losses) during period            (22,412)       2,218        3,929

    Balance at end of year                 (6,412)      16,000       13,782

    Foreign currency translation
    adjustments:
        Balance at beginning of year        2,634        2,486         -
        Change in translation
        adjustments during period             212          148        2,486

    Balance at end of year                  2,846        2,634        2,486

Accumulated other comprehensive
income (loss) at end of year               (3,566)      18,634       16,268

Retained earnings:
    Balance at beginning of year          391,334      356,441      314,869
    Net earnings                           59,225       34,893       41,572

Balance at end of year                    450,559      391,334      356,441

Total stockholders' equity           $    475,522      438,365      400,863


See accompanying notes to consolidated financial statements.



           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Years Ended December 31, 1999, 1998, and 1997
                                (In thousands)



                                           1999         1998         1997


Cash flows from operating
activities:
    Net earnings                     $     59,225       34,893       41,572
    Adjustments to reconcile
    net earnings to net
    cash provided
    by operating activities:
    Universal life and investment
    annuity contract interest              162,302      158,889      145,200
    Surrender charges and
    other policy revenues                  (37,811)     (40,267)     (42,149)
    Realized (gains)
    losses on investments                   (4,481)      (2,384)       1,588
    Accrual and amortization
    of investment income                    (4,505)      (7,763)      (6,256)
    Depreciation and amortization            1,028          997          900
    Decrease (increase) in
    other assets                             1,357           71          (11)
    Increase in accrued
    investment income                       (2,979)      (3,727)      (1,547)
    Decrease (increase) in
    deferred policy acquisition costs      (26,289)     (24,438)         989
    Decrease in liabilities
    for future policy benefits              (2,319)      (3,205)      (2,076)
    Increase (decrease)
    in other policyholder liabilities          148       (1,046)         598
    Increase (decrease) in
    Federal income taxes payable             6,503       (2,189)       2,195
    Increase (decrease)
    in other liabilities                   (35,589)      29,396        3,367
    Decrease (increase) in
    value of index options                   2,330       (7,682)         (18)
    Other                                     (527)        (730)        -

Net cash provided
by operating activities                    118,393      130,815      144,352

Cash flows from investing activities:
    Proceeds from sales of:
        Securities held to maturity           -           2,978        1,993
        Securities available for sale       56,126         -          50,706
        Other investments                    2,180        4,640        2,109
   Proceeds from maturities
   and redemptions of:
        Securities held to maturity        114,448       99,495      105,162
        Securities available for sale       56,782       59,035       38,529
        Index options                       16,201          403         -
   Purchases of:
        Securities held to maturity       (231,136)    (266,580)    (115,095)
        Securities available for sale     (152,595)    (124,142)    (191,168)
        Other investments                  (38,715)     (20,071)      (5,950)
    Principal payments on
    mortgage loans                          40,145       37,805       40,987
    Cost of mortgage loans acquired        (45,348)     (29,572)     (31,654)
    Decrease in policy loans                 7,132        9,385        8,251
    Decrease in assets of
    discontinued operations                     48          844          365
    Decrease in liabilities
    of discontinued operations                 (48)        (844)        (365)
    Other                                   (1,107)        (892)        (234)

Net cash used in investing
activities                                (175,887)    (227,516)     (96,364)


                                                      (Continued on next page)



          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
            For the Years Ended December 31, 1999, 1998, and 1997
                               (In thousands)



                                          1999         1998         1997


Cash flows from financing
activities:
    Deposits to account balances
    for universal life and
    investment annuity contracts     $    410,666      455,709      267,515
    Return of account balances
    on universal life and
    investment annuity contracts         (363,802)    (342,613)    (319,007)
    Issuance of common stock
    under stock option plan                   132          243           16

Net cash provided by (used in)
 financing activities                      46,996      113,339      (51,476)

Net increase (decrease) in cash and
short-term investments                    (10,498)      16,638       (3,488)
Cash and short-term investments at
beginning of year                          24,508        7,870       11,358

Cash and short-term investments
at end of year                       $     14,010       24,508        7,870



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:



Cash paid during the year for:
    Interest                         $        190          340          326
    Income taxes                           24,084       19,536       19,395

Noncash investing activities:
    Foreclosed mortgage loans        $       -            -           2,320
    Mortgage loans originated
    to facilitate
    the sale of real estate                 3,000        1,032        1,556


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

Investments in debt and equity securities that are not classified as securities held to maturity are reported as securities available for sale. Securities available for sale are reported in the accompanying financial statements at individual fair value. Any valuation changes resulting from changes in the fair value of the securities are reflected as a component of
stockholders'  equity  in  accumulated  other  comprehensive  income.    These
unrealized gains or losses in stockholders' equity are reported net of taxes and adjustments to deferred policy acquisition costs.

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

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings. In addition, credit support agreements are in place with substantially all counterparties, which further reduces the Company's credit exposure. At December 31, 1999 and 1998, the fair values of index options owned by the Company totaled $32,820,000 and $23,900,000, respectively.

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

(I) Classification - Certain reclassifications have been made to the prior years to conform to the reporting categories used in 1999.

(J) Statutory Information - National Western Life Insurance Company, domiciled in Colorado, prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Colorado Division of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Such practices may differ from state to state and may even differ from company to company within a state. However, the NAIC has recently completed a comprehensive process of codifying statutory accounting practices and procedures. Other than specific individual state laws, the codification results will be the only source of prescribed statutory accounting practices. The Company's state of domicile, Colorado, is currently in the process of adopting the new codified statutory accounting practices and procedures. Insurance companies must adopt these new statutory accounting practices in 2001, which may result in significant changes to existing practices used in the preparation of statutory financial statements. The Company will perform a review of the entire newly codified statutory accounting practices and procedures during 2000. Based on a preliminary review, National Western does not anticipate a material impact to its capital and surplus position as a result of implementation of the new prescribed statutory accounting procedures.

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

A summary of direct premiums and deposits collected is provided below:


                                             Years Ended December 31,
                                         1999         1998         1997
                                                  (In thousands)


Direct premiums and deposits
collected:
    Investment annuity deposits      $    389,563      431,003      240,987
    Universal life
    insurance deposits                     69,906       69,647       65,862
    Traditional life and other
    premiums                               19,154       20,237       21,506

Totals                               $    478,623      520,887      328,355


2. Any gains or losses from the sale or expiration of index options, as well as period-to-period changes in values, are reflected as net investment income in the statement of earnings under generally accepted accounting principles. For statutory accounting purposes prior to 1999, period-to-period changes in values of index options were recorded directly to capital and surplus, and gains or losses from sales or expirations were reported in income as realized gains or losses on investments. Effective January 1, 1999, the statutory accounting treatment for index options is the same as generally accepted accounting principles.

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

A summary of information relative to deferred policy acquisition costs is provided in the table below:


                                              Years Ended December 31,
                                          1999         1998         1997
                                                   (In thousands)


Deferred policy acquisition
costs, beginning of year               $  314,493      291,079      295,666

Policy acquisition costs deferred:
    Agents' commissions                    62,932       62,717       37,069
    Other                                   2,505        2,136        1,876

Total costs deferred                       65,437       64,853       38,945

Amortization of deferred
policy acquisition costs                  (39,148)     (40,415)     (39,934)
Adjustments for unrealized gains and
losses on investment securities            28,883       (1,024)      (3,598)

Deferred policy acquisition
costs, end of year                     $  369,665      314,493      291,079


5. Under generally accepted accounting principles, the liability for future policy benefits on traditional products has been calculated by the net level method using assumptions as to future mortality (based on the 1965-1970 and 1975-1980 Select and Ultimate mortality tables), interest ranging from 4% to 8%, and withdrawals based on Company experience. For universal life and investment annuity contracts, the liability for future policy benefits
represents  the  account  balance.    For  statutory  accounting  purposes,
liabilities for future policy benefits for life insurance policies are calculated by the net level premium method or the commissioners reserve valuation method. Future policy benefit liabilities for annuities are calculated based on the continuous commissioners annuity reserve valuation method and provisions of Actuarial Guidelines 33 and 35.

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

7. For statutory accounting purposes, debt securities are recorded at amortized cost, except for securities in or near default, which are reported at market value.

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

10. The recorded value of the life interest in the Libbie Shearn Moody Trust (the Trust) is reported at its initial valuation, net of accumulated amortization, under generally accepted accounting principles. The initial valuation was based on the assumption that the Trust would provide certain income to the Company at an assumed interest rate and is being amortized over 53 years, the life expectancy of Mr. Robert L. Moody at the date he contributed the life interest to the Company. For statutory accounting purposes, the life interest has been valued at $26,400,000, which was computed as the present value of the estimated future income to be received from the Trust. However, this amount was amortized to a valuation of $12,775,000 over a seven-year period ended December 31, 1999, in accordance with Colorado Division of Insurance permitted accounting requirements. Prescribed statutory accounting practices provide no accounting guidance for such asset. The statutory admitted value of this life interest at December 31, 1999, is $12,775,000 in comparison to a carrying value of $4,056,000 in the accompanying consolidated financial statements.

11. Reconciliations of statutory stockholders' equity, as included in the annual statements filed with the Colorado Division of Insurance, to the respective amounts as reported in the accompanying consolidated financial statements prepared under generally accepted accounting principles are as follows:


                                                Stockholders' Equity
                                                 as of December 31,
                                          1999         1998         1997
                                                   (In thousands)


Statutory equity                    $     363,526      310,991      300,589
Adjustments:
    Difference in valuation
    of investment in
    the Libbie Shearn Moody Trust          (8,719)     (10,374)     (12,032)
    Deferral of policy
    acquisition costs                     369,665      314,493      291,079
    Adjustment of future
    policy benefits                      (251,887)    (232,919)    (217,040)
    Deferred Federal income
    taxes payable                          (4,659)      (9,646)     (13,153)
    Adjustment of securities
    available for sale to fair value      (23,580)      38,840       34,957
    Reversal of asset
    valuation reserve                      16,870       19,756       11,654
    Reversal of interest
    maintenance reserve                    14,314       10,140        9,630
    Reinstatement of
    nonadmitted assets                      2,598        3,257        2,535
    Valuation allowances
    on investments                         (1,560)      (5,458)      (6,571)
    Adjustment for consolidation             (338)         221          375
    Other, net                               (708)        (936)      (1,160)

Generally accepted accounting
principles equity                   $     475,522      438,365      400,863


12. Reconciliations of statutory net earnings, as included in the annual statements filed with the Colorado Division of Insurance, to the respective amounts as reported in the accompanying consolidated financial statements prepared under generally accepted accounting principles are as follows:

                                               Net Earnings for the
                                             Years Ended December 31,
                                          1999         1998         1997
                                                  (In thousands)


Statutory net earnings               $     24,335       23,973       33,771
Adjustments:
    Subsidiary earnings
    (losses)before deferred
    Federal income taxes                    5,836      (11,346)       2,372
    Deferral of policy
    acquisition costs                      26,289       24,438         (989)
    Adjustment of future
    policy benefits                       (18,968)     (15,879)       3,470
    Amortization of investment
    in the Libbie
    Shearn Moody Trust                       (291)        (289)        (286)
    Benefit (provision) for
    deferred Federal income taxes          (6,966)       4,781        2,211
    Valuation allowances
    and permanent
    impairment writedowns
    on investments                         (3,004)       1,253        1,816
    Unrealized gains on
    index options
    recorded in statutory
    surplus prior to 1999                    -           7,682           18
    Lawsuit settlements recorded
    in statutory surplus                        5       (4,756)         (90)
    Tax benefit (expense) recorded
    in statutory surplus                    1,342        5,320       (1,685)
    Increase in interest
    maintenance reserve                     4,174          510        1,793
    Statutory realized loss on
    The Westcap Corporation
    preferred stock previously
    recorded in surplus                    24,775         -            -
    Other, net                              1,698         (794)        (829)

Generally accepted accounting
principles net earnings              $     59,225       34,893       41,572


(2) DEPOSITS WITH REGULATORY AUTHORITIES

The following assets were on deposit with state and other regulatory authorities as required by law at the end of each year:


                                          December 31,
                                       1999          1998
                                         (In thousands)


Debt securities                  $      17,847        17,912
Certificates of deposit                    260           260

Totals                           $      18,107        18,172



(3) INVESTMENTS

(A) Investment Income

The major components of net investment income are as follows:


                                          Years Ended December 31,
                                      1999         1998         1997
                                             (In thousands)


Investment income:
    Debt securities              $    204,294      195,425      184,870
    Mortgage loans                     16,262       16,943       18,659
    Index options                      10,719        8,057           18
    Policy loans                        8,232        9,252        9,764
    Other investment income             7,501        7,783        6,742

Total investment income               247,008      237,460      220,053
Investment expenses                     4,028        3,616        2,607

Net investment income            $    242,980      233,844      217,446


Investments of the following amounts were not income producing for the preceding twelve months:


                                         December 31,
                                      1999         1998
                                        (In thousands)


Equity securities                $      3,752        3,127
Real estate                               946          319

Totals                           $      4,698        3,446


The Company had mortgage loans totaling $3,014,000 that were on nonaccrual status as of December 31, 1999. No mortgage loans were on nonaccrual status during 1998 or 1997. Also, the Company had no investments in debt securities that were on nonaccrual status during 1999, 1998, or 1997. Reductions in interest income associated with nonperforming mortgage loans totaled $192,000 in 1999.

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


                                          December 31,
                                       1999         1998


West South Central                      58.8%        57.1%
Mountain                                20.5         19.4
Pacific                                 11.0          7.7
South Atlantic                           5.1          4.8
All other                                4.6         11.0

Totals                                 100.0%       100.0%



                                           December 31,
                                       1999         1998


Retail                                  56.1%        56.7%
Office                                  27.4         21.0
Hotel/Motel                              7.2          7.9
Land/lots                                2.5          4.1
All other                                6.8         10.3

Totals                                 100.0%       100.0%


As of December 31, 1999, mortgage loans with book values totaling approximately $3,014,000 were considered impaired. As of December 31, 1998, no mortgage loans were considered impaired. For the years ended December 31, 1999 and 1997, average investments in impaired mortgage loans were $1,616,000 and $676,000, respectively. There were no investments in impaired mortgage loans for the year ended December 31, 1998. Interest income recognized on impaired loans during the impaired period for the years ended December 31, 1999 and 1997, was not significant. Impaired loans are typically placed on nonaccrual status, and no interest income is recognized. However, if cash is received on the impaired loan, it is applied to principal and interest on past due payments, beginning with the most delinquent payment.

Detailed below are changes in the allowance for mortgage loan losses for 1999, 1998, and 1997:

                                           Years Ended December 31,
                                         1999       1998       1997
                                                (In thousands)


Balance at beginning of year         $    4,640      4,640      5,988
Net changes recorded as realized
investment (gains) losses                  (536)      -         1,133
Releases due to foreclosures               -          -        (2,481)

Balance at end of year               $    4,104      4,640      4,640


At December 31, 1999 and 1998, the Company owned investment real estate totaling $11,388,000 and $13,553,000 which is reflected in other long-term investments in the accompanying financial statements. The Company records real estate at the lower of cost or fair value less estimated costs to sell. Real estate values are monitored and evaluated at least annually by the use of independent appraisals or internal valuations. Decreases in market values affecting carrying values are recorded in a valuation allowance which is reflected in realized gains or losses on investments. For the years ended December 31, 1999 and 1998, there were no impairment losses on real estate due to decreases in market value. For the year ended December 31, 1997, impairment losses on real estate due to decreases in market values totaled $46,000.

(C)  Investment Gains and Losses

The table below presents realized gains and losses and changes in unrealized gains and losses on investments for 1999, 1998, and 1997:


                                                        Changes in
                                        Realized       Unrealized
                                       Investment      Investment
                                          Gains       Gains (Losses)
                                        (Losses)     From Prior Year
                                             (In thousands)

Year Ended December 31, 1999:
    Securities held to maturity     $       (1,454)        (162,417)
    Securities available for sale            3,248          (22,412)
    Other                                    2,687             -

Totals                              $        4,481         (184,829)

Year Ended December 31, 1998:
    Securities held to maturity     $          797           19,754
    Securities available for sale              893            2,218
    Other                                      694             -

Totals                              $        2,384           21,972

Year Ended December 31, 1997:
    Securities held to maturity     $        1,791           51,947
    Securities available for sale            1,061            3,929
    Other                                   (4,440)            -

Totals                              $       (1,588)          55,876


(D) Debt and Equity Securities

The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 1999:


                                       Securities Held to Maturity
                                           Gross        Gross
                            Amortized   Unrealized   Unrealized      Fair
                               Cost        Gains       Losses       Value
                                             (In thousands)

Debt securities:
    U.S. Treasury and
    other U.S.
    government
    corporations
    and agencies           $     3,612          105         -           3,717

    States and
    political
    subdivisions                 6,741          617           35        7,323

    Foreign governments         51,450          136          215       51,371

    Public utilities           323,310          989       11,125      313,174

    Corporate                1,284,420        4,376       52,112    1,236,684

    Mortgage-backed            382,975        3,237        5,510      380,702

    Asset-backed                99,416           58        7,951       91,523

Totals                     $ 2,151,924        9,518       76,948    2,084,494




                                      Securities Available for Sale
                                           Gross        Gross
                            Amortized   Unrealized   Unrealized      Fair
                               Cost        Gains       Losses       Value
                                             (In thousands)


Debt securities:
    U.S. Treasury
    and other U.S.
    government
    corporations
    and agencies           $     3,243           69         -           3,312

    States and
    political
    subdivisions                11,771         -           1,046       10,725

    Public utilities            51,013          827        1,517       50,323

    Corporate                  316,567        2,179       19,482      299,264

    Mortgage-backed            219,549        3,410        4,857      218,102

    Asset-backed               126,710         -           6,488      120,222

Equity securities               12,755        3,976          731       16,000

Totals                     $   741,608       10,461       34,121      717,948



The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 1998:


                                      Securities Held to Maturity
                                           Gross        Gross
                            Amortized   Unrealized   Unrealized      Fair
                              Cost        Gains        Losses        Value
                                             (In thousands)


Debt securities:
    U.S. Treasury
    and other U.S.
    government
    corporations
    and agencies         $      3,706          359         -           4,065

    States and
    political
    subdivisions               27,001        2,322         -          29,323

    Foreign governments        51,389        4,254         -          55,643

    Public utilities          302,484       20,197        3,346      319,335

    Corporate               1,159,758       61,252        6,364    1,214,646

    Mortgage-backed           410,818       16,287           28      427,077

    Asset-backed               74,572          392          338       74,626

Totals                   $  2,029,728      105,063       10,076    2,124,715



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


The amortized cost and fair values of investments in debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                Securities                Securities
                            Available for Sale         Held to Maturity
                          Amortized       Fair       Amortized       Fair
                             Cost        Value         Cost         Value
                                            (In thousands)


Due in 1 year or less   $     10,002       10,010       20,705       20,752

Due after 1
year through 5 years          41,425       37,569      478,775      473,415

Due after 5
years through 10 years       271,655      255,655    1,026,813      979,389

Due after 10 years            59,512       60,390      143,240      138,713
                             382,594      363,624    1,669,533    1,612,269

Mortgage and asset-
backed securities            346,259      338,324      482,391      472,225

Totals                  $    728,853      701,948    2,151,924    2,084,494


The Company uses the specific identification method in computing realized gains and losses. Proceeds from sales of securities available for sale during
1999 and 1997 totaled $56,126,000 and $50,706,000, respectively.   There were
no sales of securities available for sale during 1998. Gross gains and gross losses realized on those sales are detailed below:



                                       Years Ended December 31,
                                     1999       1998       1997
                                            (In thousands)


Gross realized gains             $    4,055        -        1,029
Gross realized losses                   -          -          -

Net realized gains               $    4,055        -        1,029


The Company did not sell any held to maturity securities during 1999. In 1998, the Company sold one held to maturity security due to significant credit deterioration of the issuing company. Amortized cost of the security totaled $2,981,000, and a realized loss of $3,000 was recognized on the sale. In 1997, the Company sold one held to maturity security, also due to significant credit deterioration of the issuing company. Amortized cost of the security totaled $1,987,000, and a realized gain of $6,000 was recognized on the sale.

The Company held in its investment portfolio below investment grade debt securities totaling $70,900,000, $44,974,000, and $41,149,000 at December 31,
1999, 1998, and 1997, respectively. These amounts represent approximately 2.2% of total invested assets in 1999, and 1.4% in 1998 and 1997. Below investment grade securities generally have greater default risk than higher rated corporate debt. The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers.

Except for U.S. government agency mortgage-backed securities, the Company had no investments in any entity in excess of 10% of stockholders' equity at December 31, 1999.

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


                                            Net Unrealized Gains (Losses)
                                                  as of December 31,
                                             1999       1998       1997
                                                    (In thousands)


Beginning unamortized
gains from transfers                     $    1,029      1,545      2,601
Amortization of net unrealized
gains related to transferred
securities, net of effects of
deferred policy acquisition
costs and taxes                                (250)      (516)    (1,056)

Ending unamortized gains from transfers  $      779      1,029      1,545


Net unrealized gains and losses on investment securities included in stockholders' equity at December 31, 1999 and 1998, are as follows:


                                                       December 31,
                                                    1999         1998
                                                      (In thousands)


Gross unrealized gains                         $     10,461       43,957
Gross unrealized losses                             (34,121)      (4,703)
Adjustments for:
    Deferred policy acquisition costs                12,597      (16,222)
    Deferred Federal income taxes                     3,872       (8,061)

                                                     (7,191)      14,971
Net unrealized gains related to securities
transferred to held to maturity                         779        1,029

Net unrealized gains (losses)
on investment securities                       $     (6,412)      16,000


(F) Change in Accounting Principles

In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June, 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," was issued deferring SFAS No. 133, which will now be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement defines several designations of derivatives based on the instrument's intended use and specifies the appropriate accounting treatment for changes in the fair value of the derivative based on its resulting designation.

The Company currently sells equity-indexed annuities that contain an equity return component for policyholders which is an embedded derivative instrument. The Company purchases index options, which are also derivative instruments, to hedge this equity return component. The index options are reported at fair value in the Company's financial statements, which is in accordance with SFAS No. 133 requirements. The Company also uses a fair value approach in recording policy liabilities for the equity-indexed annuities. However, there is currently no specific, authoritative interpretation of SFAS No. 133 with respect to accounting for equity-indexed annuity liabilities. Additional guidance in 2000 regarding this issue may result in a definitive method significantly different from that currently used by the Company. As a result, the ultimate implementation of SFAS No. 133 could have a significant effect on the Company's results of operations. The Company expects to implement the new statement in the first quarter of 2001.


(4) REINSURANCE

(A) Summary of Significant Reinsurance Information

The Company is party to several reinsurance agreements. The Company's general policy is to reinsure that portion of any risk in excess of $200,000 on the life of any one individual. Total life insurance in force was $9.75 billion and $9.40 billion at December 31, 1999 and 1998, respectively. Of these amounts, life insurance in force totaling $1.68 billion and $1.47 billion was ceded to reinsurance companies, primarily on a yearly renewable term basis, at December 31, 1999 and 1998, respectively.

In accordance with the reinsurance contracts, reinsurance receivables including amounts related to claims incurred but not reported and liabilities for future policy benefits totaled $2,473,000 and $4,269,000 at December 31, 1999 and 1998, respectively. Premium revenues were reduced by $7,904,000, $7,245,000, and $5,719,000 for reinsurance premiums incurred during 1999, 1998, and 1997, respectively. Benefit expenses were reduced by $3,350,000, $3,013,000, and $5,396,000 for reinsurance recoveries during 1999, 1998, and 1997, respectively. A liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to meet their obligations under the existing agreements.

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


(5) FEDERAL INCOME TAXES

Total Federal income taxes for 1999, 1998, and 1997 were allocated as follows:

                                                 Years Ended December 31,
                                                1999       1998       1997
                                                      (In thousands)


Taxes on earnings from
continuing operations:
    Current                                 $   23,622     22,128     23,934
    Deferred                                     6,966     (4,781)    (2,211)

Taxes on earnings from
continuing operations                           30,588     17,347     21,723
Taxes on components of
stockholders' equity:
    Net unrealized gains and losses on
    securities available for sale              (12,068)     1,196      2,115
    Foreign currency
    translation adjustments                        115         80      1,338

Total Federal income taxes                  $   18,635     18,623     25,176


The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate to earnings before Federal income taxes. The reasons for the differences and the corresponding tax effects are as follows:


                                                 Years Ended December 31,
                                               1999       1998       1997
                                                      (In thousands)


Income tax expense at statutory rate       $   31,435     23,228     22,503
Tax-exempt income                              (1,096)      (931)      (822)
Amortization of life interest in the
Libbie Shearn Moody Trust                         102        101        100
Non-deductible travel and entertainment            92        108        101
Tax benefits from discontinued operations          -      (4,944)      (350)
Other                                              55       (215)       191

Taxes on earnings from
continuing operations                      $   30,588     17,347     21,723


There were no deferred taxes attributable to enacted tax rate changes for the years ended December 31, 1999, 1998, and 1997.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998, are presented below:


                                                           December 31,
                                                         1999       1998
                                                         (In thousands)

Deferred tax assets:
    Future policy benefits, excess of financial
    accounting liabilities over tax liabilities      $  105,802    100,023
    Mortgage loans, principally due to valuation
    allowances for financial accounting purposes          1,247      1,506
    Real estate, principally due to writedowns
    for financial accounting purposes                     1,424      1,615
    Accrued and unearned investment income
    recognized for tax purposes and deferred for
    financial accounting purposes                           768        634
    Accrued operating expenses recorded for financial
    accounting purposes not currently tax deductible      1,724      5,440
    Net operating loss carryforward                         153      1,509
    Net unrealized losses on securities
    available for sale                                    3,452       -
    Other                                                   293         36

Total gross deferred tax assets                         114,863    110,763
Less valuation allowance                                   -          -

Net deferred tax assets                                 114,863    110,763

Deferred tax liabilities:
    Deferred policy acquisition costs, principally
    expensed for tax purposes                          (112,563)  (104,383)
    Securities, principally due to deferred
    market discount for tax                              (4,540)    (5,132)
    Real estate, principally due to
    differences in tax and
    financial accounting for depreciation                  (874)      (851)
    Net unrealized gains on securities
    available for sale                                     -        (8,616)
    Foreign currency translation adjustment              (1,533)    (1,418)
    Other                                                   (12)        (9)

Total gross deferred tax liabilities                   (119,522)  (120,409)

Net deferred tax liabilities                         $   (4,659)    (9,646)


There was no valuation allowance for deferred tax assets at December 31, 1999 and 1998. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Prior to the Tax Reform Act of 1984 (1984 Act), a portion of a life insurance company's income was not subject to tax until it was distributed to stockholders, at which time it was taxed at the regular corporate tax rate.
In accordance with the 1984 Act, this income, referred to as policyholders' surplus, would not increase, yet any amounts distributed would be taxable at the regular corporate rate. The balance of this account as of December 31, 1999, is approximately $2,446,000. No provision for income taxes has been made on this untaxed income, as management is of the opinion that no distribution to stockholders will be made from policyholders' surplus in the foreseeable future. Should the balance in the policyholders' surplus account at December 31, 1999, become taxable, the Federal income taxes computed at present rates would be approximately $856,000.

The Company files a consolidated Federal income tax return with its subsidiaries. Allocation of the consolidated tax liability is based on separate return calculations pursuant to the "wait-and-see" method as described in sections 1.1552-1(a)(2) and 1.1502-33(d)(2)(i) of the current Treasury Regulations. Under this method, consolidated group members are not given current credit for net losses until future net taxable income is generated to realize such credits. In accordance with this consolidated tax sharing agreement, tax benefits resulting from discontinued brokerage operation losses totaling $4,944,000 in 1998 and $350,000 in 1997 were included in earnings from continuing operations.


(6) TRANSACTIONS WITH CONTROLLING STOCKHOLDER AND AFFILIATES

(A) Life Interest in Libbie Shearn Moody Trust

The Company's wholly owned subidiary, NWL Services, Inc., is the beneficial owner of a life interest (1/8 share) in the trust estate of Libbie Shearn Moody (the Trust) which was previously owned by Mr. Robert L. Moody, Chairman of the Board of Directors of the Company. The Company has issued term insurance policies on the life of Mr. Robert L. Moody which are reinsured through agreements with unaffiliated insurance companies. NWL Services, Inc., is the beneficiary of these policies for an amount equal to the statutory admitted value of the Trust, which was $12,775,000 at December 31, 1999. The excess of $27,000,000 face amount of the reinsured policies over the statutory admitted value of the Trust has been assigned to Mr. Robert L. Moody. The recorded net asset values in the accompanying consolidated financial statements for the life interest in the Trust are as follows:


                                                          December 31,
                                                        1999       1998
                                                         (In thousands)


Original valuation of life interest
at February 26, 1960                                $   13,793     13,793
Less accumulated amortization                           (9,737)    (9,446)

Net asset value of life interest in the Trust       $    4,056      4,347


Income from the Trust and related expenses reflected in the accompanying consolidated statements of earnings are summarized as follows:


                                               Years Ended December 31,
                                             1999       1998       1997
                                                    (In thousands)


Income distributions                     $    3,595      3,451      3,335
Deduct:
    Amortization                               (291)      (289)      (286)
    Reinsurance premiums                       (340)      (300)      (266)

Net income from life
interest in the Trust                    $    2,964      2,862      2,783


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

The following summarizes the changes in benefit obligations for the years ended:


                                                     December 31,
                                              1999       1998       1997
                                                     (In thousands)


Benefit obligations at
beginning of year                         $   10,291      9,408      8,332
Service cost                                     414        363        286
Interest cost                                    717        647        620
Actuarial (gain) loss                           (812)       386        661
Benefits paid                                   (660)      (513)      (491)

Benefit obligations at end of year        $    9,950     10,291      9,408


The following summarizes the changes in the fair value of plan assets, primarily consisting of equity and fixed income securities, for the years ended:

                                                    December 31,
                                             1999       1998       1997
                                                    (In thousands)


Fair value of plan assets
at beginning of year                     $   10,301      9,265      7,899
Actual return on plan assets                  1,198      1,549      1,437
Employer contribution                          -           -          420
Benefits paid                                  (660)      (513)      (491)

Fair value of plan assets
at end of year                           $   10,839     10,301      9,265


The following sets forth the plan's funded status and the related amounts recognized in the Company's financial statements as of:

                                                    December 31,
                                             1999       1998       1997
                                                    (In thousands)


Funded status                            $      889         10       (143)
Unrecognized net actuarial (gain) loss         (340)       964      1,503
Unrecognized transition assets                  (99)      (154)      (209)
Unrecognized prior service cost                (116)      (146)      (176)

Prepaid benefit cost                     $      334        674        975


The following are the weighted-average assumptions as of:


                                                       December 31,
                                               1999       1998      1997


Discount rate                                   7.75%      6.75%     7.00%
Expected return on plan assets                  7.50       7.50      7.50
Rate of compensation increase                   4.50       4.50      4.50


Net periodic benefit costs include the following components for the years ended:


                                               Years Ended December 31,
                                             1999        1998        1997
                                                    (In thousands)


Service cost                             $      414        363        286
Interest cost                                   717        647        620
Expected return on plan assets                 (730)      (674)      (594)
Amortization of unrecognized
transition assets                               (55)       (55)       (55)
Amortization of prior service cost              (30)       (30)       (30)
Recognized net actuarial loss                    24         50         81

Net periodic benefit cost                $      340        301        308


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

(B) Defined Contribution Plans

In addition to the defined benefit plans, the Company has a qualified 401(k) plan for substantially all full-time employees and a nonqualified deferred compensation plan primarily for senior officers. The Company makes annual contributions to the 401(k) plan of two percent of each employee's compensation. Additional Company matching contributions of up to two percent of each employee's compensation are also made each year based on the employee's personal level of salary deferrals to the plan. All Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 1999, 1998, and 1997, Company contributions totaled $272,000, $270,000, and $250,000, respectively.

The nonqualified deferred compensation plan was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional Company contributions. Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 1999, 1998, and 1997, Company contributions totaled $79,000, $60,000, and $36,000, respectively.


(8) SHORT-TERM BORROWINGS

The Company has available a $60 million bank line of credit primarily for cash management purposes relating to investment transactions. The Company is required to maintain a collateral security deposit in trust with the bank equal to 120% of any outstanding liability. The Company had no outstanding liabilities or collateral security deposits with the bank at December 31, 1999 and 1998. The Company had no borrowings on the line of credit during 1998. The weighted average interest rates on borrowings for the years ended December 31, 1999 and 1997 were 5.88%, and 6.42%, respectively. Actual borrowings and interest expense for 1999 and 1997 were minimal.


(9) COMMITMENTS AND CONTINGENCIES

(A) Legal Proceedings

The Westcap Corporation Bankruptcy Proceedings

The Chapter 11 bankruptcy reorganization of the Company's wholly owned subsidiary, The Westcap Corporation (Westcap), was completed in the first quarter of 1999. Pursuant to the reorganization plan, National Western retained 100% continuing ownership of the reorganized Westcap, and the subsidiary is now operating as a real estate management company. No losses were reported for discontinued brokerage operations in 1999, as the entire $14,125,000 settlement payment was accrued and reported as a loss in the third quarter of 1998. Any additional losses will depend on the results of The City Colleges lawsuit filed against National Western on March 28, 1994, for alleged Federal or state securities law "control person" violations relating to Westcap, and which is pending in the United States District Court, Western District of Texas. This suit is described in more detail below.

Westcap Related Litigation

On March 28, 1994, the Community College District No. 508, County of Cook and State of Illinois (The City Colleges) filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against National Western Life Insurance Company (the Company or National Western) and subsidiaries of The Westcap Corporation (Westcap), a wholly owned subsidiary of the Company. The suit sought rescission of securities purchase transactions by The City Colleges from Westcap between September 9, 1993, and November 3, 1993, alleged compensatory damages, punitive damages, injunctive relief, declaratory relief, fees, and costs. National Western was named as a "controlling person" of the Westcap defendants. Westcap filed Chapter 11 bankruptcy, and The City Colleges filed a claim in the bankruptcy court against Westcap. The claim was tried before the bankruptcy court, and in September, 1997, a $56,173,000 judgment was entered against Westcap favorable to The City Colleges. Westcap appealed this decision to the United States District Court for the Southern District of Texas (Houston Division). On July 24, 1998, the United States District Court affirmed the orders of the bankruptcy court with respect to their underlying conclusion that Westcap is liable to The City Colleges under the Texas Securities Act, but the Court vacated the orders and remanded them to the bankruptcy court to determine the correct amount of damages in a manner consistent with the Court's opinion and the Texas Securities Act. The bankruptcy court on November 16, 1998, entered an order allowing a claim of The City Colleges against the Westcap estate of $51,738,868. Westcap has appealed the bankruptcy court's and District Court's judgment to the Fifth Circuit Court of Appeals. Oral argument on the appeal was held on February 29, 2000, and no ruling has yet been rendered.

While Westcap is a wholly owned subsidiary of the Company, the Company is not a party to the bankruptcy or the judgment against Westcap by the bankruptcy court or the United States District Court. The lawsuit against the Company was stayed in September, 1994, pending resolution of The City Colleges' claim against Westcap. Following the judgment against Westcap in the bankruptcy court, on December 2, 1997, the stay was lifted by the United States District Court in Illinois, and The City Colleges filed an amended complaint seeking to hold the Company liable for the claim allowed in the bankruptcy court against Westcap under the "control person" provision of the Texas Securities Act. The suit seeks approximately $56 million plus fees and costs. The maximum sought by City Colleges will be determined by the final amount allowed The City Colleges in the Westcap bankruptcy appeal, discussed above. The Company filed jurisdictional and venue motions to have the case transferred to the United States District Court for the Western District of Texas, which motions were agreed to by the Plaintiff, and the case is now pending in the United States District Court for the Western District of Texas, where the parties have engaged in discovery activities. The case is set for trial in September, 2000. The Company believes it has reasonable and adequate defenses to the suit. Although the alleged damages, if sustained, would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from the suit cannot be made at this time. Accordingly, no provision for any liability that may result from this suit has been recognized in National Western's financial statements.

On July 5, 1995, San Patricio County, Texas, filed suit in the District Court of San Patricio County, Texas, against National Western Life Insurance Company (the Company) and its chief executive officer, Robert L. Moody. The suit arose from derivative investments purchased by San Patricio County from Westcap Securities, L.P., or Westcap Government Securities, Inc., affiliates of The Westcap Corporation. The suit alleged that the Westcap affiliates were controlled by the Company and Mr. Moody and that they were responsible for the alleged wrongful acts of the Westcap affiliates in selling the securities to the Plaintiff. Plaintiff alleged that the Westcap affiliates violated duties and responsibilities owed to the Plaintiff related to the investment recommendations and decisions made by Plaintiff, and alleged that the Plaintiff was financially damaged by such actions of Westcap. The suit was settled effective March 9, 1998, with a payment of $200,000 by National
Western to San Patricio County and with no admission of liability. In exchange for the payment, National Western and Robert L. Moody received a general release of all claims asserted, including all claims that have been asserted against Westcap Securities, L.P., or could have been asserted in another court against Westcap Securities, L.P., and the lawsuit was dismissed. The $200,000 settlement payment was recorded as other operating expenses in 1998.

Class Action Litigation

National Western Life Insurance Company (the Company or National Western) and National Annuity Programs, Inc. (NAP), were sued in the District Court of Travis County, Texas, by a former agent of the Company, eight plaintiffs, and fourteen intervenors, being present and past annuity policyholders of the Company, and on behalf of an asserted class of annuity policyholders of the Company, and alleged that, in the sale of certain Company annuities to the plaintiffs and intervenors, the Company and NAP (i) had violated the Texas Deceptive Trade Practices-Consumer Protection Act, statutes in the Texas Insurance Code, and certain rules and regulations of the Texas Department of Insurance; (ii) committed common law fraud; (iii) were negligent; (iv) had breached a duty of good faith and fair dealing; (v) made negligent misrepresentations; (vi) committed a civil conspiracy to commit fraud; and
(vii) breached policy contracts. The plaintiffs sought (i) certification of one or more classes; and (ii) recovery of unspecified actual damages, monies paid by plaintiffs, attorneys' fees, prejudgment and postjudgment interests and costs, increased or treble damages, punitive damages, and general relief as awarded by the Court. NAP was an independent marketing general agency under contract with the Company that hired and supervised the agents marketing the annuity products on behalf of the Company.

On September 8, 1998, National Western, NAP, and the policyholder plaintiffs, intervenors, and class-representatives in this class action litigation filed with the Court a joint motion for preliminary approval of a Settlement Agreement among the parties. The parties requested the Court to review the Settlement Agreement and make a preliminary determination that it was fair, adequate, and reasonable to the members of the proposed classes and that the proposed classes were capable of being certified for settlement purposes, to approve the form of the notices of the settlement to the classes, and to set a class certification and fairness hearing on the settlement.

In exchange for a final order and judgment dismissing with prejudice the claims asserted against National Western and NAP by all members of the settlement classes, National Western agreed to contribute approximately $5 million to the proposed settlement, and NAP agreed to contribute $750,000. Additionally, National Western agreed to pay the costs of notice to the class and administration of the settlement claims process, to guarantee minimum interest rates of 3% and 5% in the future on certain settlement options under specified annuity policies which are the subject matter of the litigation, and to provide additional incidental settlement benefits, all as detailed in the motion and Settlement Agreement.

National Western proceeded with notification of class members and preliminary administration of the claims process during late 1998 and January, 1999.
Costs for this process totaling $250,000 were accrued as other operating expenses as of December 31, 1998, in the accompanying financial statements.
On January 20, 1999, the Court held a "fairness hearing" and approved the Settlement Agreement. As a result, National Western also accrued the estimated $5,000,000 settlement as other operating expenses as of December 31, 1998. The actual settlement payments totaling $5,000,000 were made during 1999.

Other Litigation

On September 30, 1999, National Western Life Insurance Company (the Company), National Annuity Programs, Inc. (NAP), Robert L. Myer (Myer), and certain affiliates of Myer executed a Definitive Compromise Settlement Agreement (Agreement) of the declaratory judgment lawsuit pending between them in the District Court of Travis County, Texas. The declaratory judgment action was filed by the Company and sought court construction of a general agent manager contract and amendments thereto (Contract) between the Company and NAP entered into in 1983 and amended thereafter, a declaration that the contract was enforceable, but had been breached by NAP, and for damages from NAP. The Company alleged tortious interference by Myer with the Contract, conspiracy, and damages. NAP and Myer had counter-claimed for declaratory judgment, breach of contract, indemnity, fraud, statutory violations, damages, and attorneys' fees from the Company.

By the settlement each party dismissed with prejudice all claims asserted by them in the pending lawsuit. NAP and Myer released the Company from any claim for any funds and other rights arising under the Contract and from all negligence and other claims arising prior to the Agreement. The Company released NAP, Myer, and Myer affiliates from all negligence and other claims, excluding any claims arising under the reinsurance contract between the Company and NAP Life Insurance Company, a Myer affiliate. The Company acquired NAP, and Myer indemnified and held the Company harmless from all claims of any nature asserted against NAP based on its acts or omissions prior to the Agreement, except for claims by policyholders and agents relating to the sale of the Company's products. The Company indemnified Myer for NAP acts or omissions occurring after September 30, 1999. The Company will pay or cause to be paid or released all valid claims for unpaid commissions to sub-agents of NAP who wrote business for the Company under the Contract. The Company completed such payments to these agents in 1999 in the aggregate amount of $820,000.

As a result of the settlement, accrued bonus commissions relating to the NAP contract totaling $8,482,000 were released, as they are no longer considered a liability to NAP and will not be paid. Accordingly, the release of these accrued commissions from liabilities in 1999 resulted in additional income of $8,482,000, before taxes. It is anticipated that any future renewal premiums received by the Company on currently issued and in force annuity policies written by NAP sub-agents under the Contract could generate additional commissions for such sub-agents. The payment of such future commissions is subject to and conditioned upon receipt of such renewal premiums by the Company and compliance by the sub-agents with the terms of the agents' contracts with the Company and NAP.

By separate Commutation Agreement dated September 30, 1999, the Company and NAP Life Insurance Company ("NAP Life"), an affiliate of Robert L. Myer, canceled and terminated the Specific Benefit Reinsurance Agreement between them dated March 1, 1988, whereby the Company had ceded fifty percent (50%) of the premiums, reserves, and liabilities on a portion of its policies of insurance. The effect of the Commutation Agreement did not have a significant impact on the financial statements of the Company, as the cost to National Western to terminate the agreement totaled $182,000.

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

The Company had commitments to extend credit relating to mortgage loans totaling $7,575,000 at December 31, 1999. Commitments to extend credit are legally binding agreements to lend to a customer that generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments do not necessarily represent future liquidity requirements, as some could expire without being drawn upon. The Company evaluates each customer's creditworthiness on a case-by-case basis.

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

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations. The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities. Guaranty association assessment expenses were significantly lower in 1999 and 1998 than in 1997 and prior years. The reductions are due to changes in estimated liabilities, changes in estimated recoverable capitalized assessments, and assessment refunds received from states during 1999 and 1998. Other operating expenses related to state guaranty association assessments totaled $104,000 and $952,000 for the years ended December 31, 1999 and 1997, respectively. The previously described changes and refunds resulted in a net credit in other operating expenses for guaranty association assessments totaling $365,000 for 1998.

(D) Leases

The Company leases its executive office building and various computer and other office related equipment. Rental expenses for these leases for the years ended December 31, 1999, 1998, and 1997 were $920,000, $745,000, and
$743,000, respectively.

Total annual lease obligations as of December 31, 1999, are as follows (in thousands):



2000                            $     1,053
2001                                  1,095
2002                                    916
2003                                    551
2004                                    592
2005 and thereafter                   3,378

Total                           $     7,585



(10) STOCKHOLDERS' EQUITY

(A) Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below:


                                                Years Ended December 31,
                                              1999        1998        1997
                                                   (In thousands)


Common stock shares outstanding:
   Shares outstanding at
   beginning of year                          3,498        3,492     3,491
   Shares exercised under
   stock option plan                              3            6         1

Shares outstanding at end of year             3,501        3,498     3,492



(B)  Dividend Restrictions

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The restrictions are based on statutory earnings and surplus levels of the Company. The maximum dividend payment which may be made without
prior approval in 2000 is $49,566,000.   The Company has never paid cash
dividends on its common stock, as it follows a policy of retaining any earnings in order to finance the development of business and to meet regulatory requirements for capital.

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

The Committee approved the issuance of nonqualified stock options to selected officers of the Company during 1998 and 1997 totaling 48,500 and 21,900,
respectively.    Additionally,  during  1998  the  Committee  granted  10,000 nonqualified, nondiscretionary stock options to Company directors. No nonqualified stock options were issued in 1999. The directors' stock options vest 20% annually following one full year of service to the Company from the date of grant. The officers' stock options vest 20% annually following three full years of service to the Company from the date of grant. The exercise prices of the stock options were set at the fair market values of the common stock on the dates of grant. A summary of shares available for grant and stock option activity is detailed below:


                                                  Options Outstanding
                                    Shares                    Weighted-
                                  Available                    Average
                                  For Grant     Shares     Exercise Price


Balance at December 31, 1996        207,500      92,500     $       47.71
Stock Options:
    Granted                         (21,900)     21,900             85.13
    Exercised                          -           (400)            38.13
    Forfeited                           100        (100)            75.06

Balance at December 31, 1997        185,700     113,900             54.92
Stock Options:
    Granted                         (58,500)     58,500            106.47
    Exercised                          -         (6,390)            38.13
    Forfeited                           250        (250)           105.25

Balance at December 31, 1998        127,450     165,760             73.68
Stock Options:
    Exercised                          -         (2,600)            50.40
    Forfeited                         1,000      (1,000)           105.25

Balance at December 31, 1999        128,450     162,160     $       73.86


Vested and exercisable options at December 31, 1999, 1998, and 1997 totaled 26,170, 7,910, and 2,400, respectively. The weighted-average exercise price for these options was $49.92 at December 31, 1999 and $38.13 at December 31, 1998 and 1997.

The following table summarizes information about stock options outstanding at December 31, 1999.


                                Options Outstanding
                                            Weighted-
                              Number         Average         Options
                            Outstanding   Remaining Life   Exercisable


Exercise prices:
$   38.13                        51,110        5.4 years        18,210
    65.00                        32,200        6.3 years         5,960
    85.13                        21,600        7.3 years          -
   105.25                        47,250        8.3 years          -
   112.38                        10,000        8.5 years         2,000

Totals                          162,160                         26,170


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


                                           Years Ended December 31,
                                       1999          1998          1997
                                    (In thousands except per share amounts)


Net earnings:
   As reported                   $      59,225        34,893        41,572
   Pro forma                     $      58,542        34,241        41,211

Basic earnings per share:
   As reported                   $       16.92          9.98         11.91
   Pro forma                     $       16.73          9.80         11.80

Diluted earnings per share:
   As reported                   $       16.78          9.87         11.81
   Pro forma                     $       16.59          9.69         11.70


The fair value of the options used in estimating the pro forma amounts above were estimated on the date of grant using an option pricing model with the weighted-average assumptions as detailed below:


                                          Options Granted in
                                       Years Ended December 31,
                                          1998          1997


Risk-free interest rates                      5.1%          5.4%
Dividend yields                               -             -
Volatility factors                           29.0%         32.1%
Weighted-average expected life             7 years       7 years
Weighted-average fair value per share       $44.29        $39.08


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

The Company adopted SFAS No. 128 effective December 31, 1997. In accordance with the statement, prior period earnings per share data was restated. The following table sets forth the computation of basic and diluted earnings per share:


                                                Years Ended December 31,
                                              1999       1998       1997
                                     (In thousands except per share amounts)


Numerator for basic and diluted
earnings per share:
   Earnings from continuing operations
   available to common stockholders
   before and after assumed conversions   $   59,225     49,018     42,572

Denominator:
   Basic earnings per share -
   weighted-average shares                     3,500      3,495      3,491

   Effect of dilutive stock options               29         40         30

   Diluted earnings per share -
   adjusted weighted-average shares
   for assumed conversions                     3,529      3,535      3,521

Basic earnings per share                  $    16.92      14.02      12.20

Diluted earnings per share                $    16.78      13.87      12.09



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

SFAS No. 130 affects the Company's reporting presentation of certain items such as foreign currency translation adjustments and unrealized gains and losses on investment securities. These items are now a component of other comprehensive income, as reported in the accompanying financial statements. Prior period financial statements have been reclassified for comparative purposes in accordance with SFAS No. 130. Components of other comprehensive income and related taxes are provided below for 1999, 1998, and 1997.


                                              Amounts                Amounts
                                              Before     (Taxes)     Net of
                                               Taxes     Benefits     Taxes
                                                       (In thousands)


1999:
Unrealized gains (losses) on
securities, net of effects
of deferred policy acquisition costs of
$28,883:
    Unrealized holding gains (losses)
    arising during period                  $  (30,847)    10,796    (20,051)
    Reclassification adjustment for
    (gains) losses included in
    net earnings                               (3,248)     1,137     (2,111)
    Amortization of net unrealized gains
    related to transferred securities            (385)       135       (250)

   Net unrealized gains
   (losses) on securities                     (34,480)    12,068    (22,412)

Foreign currency translation adjustments          327       (115)       212

Other comprehensive income                 $  (34,153)    11,953    (22,200)


1998:
Unrealized gains (losses) on
securities, net of effects
of deferred policy acquisition costs of
$1,024:
    Unrealized holding gains (losses)
    arising during period                  $    5,100     (1,785)     3,315
    Reclassification adjustment for
    (gains) losses included in
    net earnings                                 (893)       312       (581)
    Amortization of net unrealized gains
    related to transferred securities            (793)       277       (516)

    Net unrealized gains
    (losses) on securities                      3,414     (1,196)     2,218

Foreign currency translation adjustments          228        (80)       148

Other comprehensive income                 $    3,642     (1,276)     2,366




                                              Amounts                Amounts
                                              Before     (Taxes)     Net of
                                               Taxes     Benefits     Taxes
                                                      (In thousands)


1997:
Unrealized gains (losses) on
securities, net of effects
of deferred policy acquisition costs of
$3,598:
    Unrealized holding gains (losses)
    arising during period                  $    8,730     (3,055)     5,675
    Reclassification adjustment for
    (gains) losses included in
    net earnings                               (1,061)       371       (690)
    Amortization of net unrealized gains
    related to transferred securities          (1,625)       569     (1,056)

    Net unrealized gains
    (losses) on securities                      6,044     (2,115)     3,929

Foreign currency translation adjustments        3,824     (1,338)     2,486

Other comprehensive income                 $    9,868     (3,453)     6,415


(13) UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations for 1999 are summarized as follows:


                                  First      Second       Third      Fourth
                                 Quarter     Quarter      Quarter    Quarter
                                    (In thousands except per share data)


1999:
Revenues                      $    86,750       89,743       77,026    97,964

Net earnings                  $    14,103       12,198       12,586    20,338

Basic earnings per share:
Net earnings                  $      4.03         3.49         3.60      5.81

Diluted earnings per share:
Net earnings                  $      3.99         3.46         3.57      5.77


The fourth quarter net earnings in 1999 reflect the following significant items:

Net earnings were $20,338,000 for the quarter ended December 31, 1999, compared to $10,482,000 for the fourth quarter of 1998. Earnings for the 1999 fourth quarter were affected by the Company's equity-indexed annuity business. These annuities combine features associated with traditional fixed annuities, such as guaranteed minimum interest rates, with the option to have interest rates linked in part to an equity index, the S&P 500 Index. To offset the potential higher returns required to be paid on these products, the Company purchases index options in addition to traditional debt security investments. Index options, which are recorded at market value each reporting period, act as hedges to match closely the returns based on the S&P 500 Index.

The Company's fourth quarter 1999 earnings are largely a result of improvement in stock market conditions from the 1999 third quarter. The increased earnings in the 1999 fourth quarter essentially offset the significantly lower earnings performance of the 1999 third quarter, which coincides with the fluctuations of the S&P 500 Index. Because of the volatility and large declines in the S&P 500 Index during the third quarter of 1999, the Company recorded significant decreases in investment income resulting from unrealized mark-to-market losses on index options. This produced significantly lower earnings in the third quarter of 1999. The S&P 500 Index decline also resulted in lower interest credited to equity-indexed annuity contracts. However, primarily because of policy liability reserving treatments related to minimum guaranteed interest rates, the reduction in annuity contract interest expense was much less than the decline in investment income. For the fourth quarter of 1999, the S&P 500 Index reversed its poor performance of the previous quarter. The S&P 500 Index increased significantly, which increased the Company's investment income from unrealized mark-to-market gains on index options and produced the improved earnings performance for the fourth quarter of 1999.

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

A summary of segment information, prepared in accordance with SFAS No. 131, is provided below:

Selected Segment Information:



                      Domestic International
                        Life        Life                   All
                      Insurance  Insurance   Annuities   Others     Totals
                                          (In thousands)


1999:
Selected Balance
Sheet Items:
Deferred policy
  acquisition
  costs             $   73,519      74,928     221,218      -        369,665
Total segment
  assets               404,234     380,154   2,844,465    39,247   3,668,100
Future policy
  benefits             319,862     295,225   2,532,993      -      3,148,080
Other policyholder
  liabilities           12,597       5,754       5,752      -         24,103

Condensed Income
Statements:
Premiums and
  contract
  revenues          $   24,668      43,018      27,392      -         95,078
Net investment
  income                25,054      21,692     191,328     4,906     242,980
Other income                40          41       8,863      -          8,944
    Total revenues      49,762      64,751     227,583     4,906     347,002
Policy benefits         15,547      16,451         458      -         32,456
Amortization of
  deferred policy
  acquisition costs      3,387      14,647      21,114      -         39,148
Universal life
  and investment
  annuity contract
  interest               9,826      13,923     138,553      -        162,302
Other operating
  expenses               8,563       9,429       9,772      -         27,764
Federal income
  taxes                  4,230       3,503      19,618     1,668      29,019
    Total expenses      41,553      57,953     189,515     1,668     290,689
Segment earnings    $    8,209       6,798      38,068     3,238      56,313




                      Domestic International
                        Life        Life                   All
                      Insurance  Insurance   Annuities   Others     Totals
                                          (In thousands)


1998:
Selected Balance
Sheet Items:
Deferred policy
  acquisition
  costs             $   68,034      70,710     175,749      -        314,493
Total segment
  assets               412,538     373,201   2,692,330    19,285   3,497,354
Future policy
  benefits             323,975     284,428   2,371,075      -      2,979,478
Other policyholder
  liabilities           12,880       6,219       4,856      -         23,955

Condensed Income
Statements:
Premiums and
  contract
  revenues          $   24,296      40,606      31,432      -         96,334
Net investment
  income                26,211      21,940     182,347     3,346     233,844
Other income               750          32         270      -          1,052
    Total revenues      51,257      62,578     214,049     3,346     331,230
Policy benefits         17,932      14,112         397      -         32,441
Amortization of
  deferred  policy
  acquisition
  costs                  2,954      15,836      21,625      -         40,415
Universal life
  and investment
  annuity contract
  interest               9,963      13,432     135,494      -        158,889
Other operating
  expenses              10,786       9,573      15,145      -         35,504
Federal income
  taxes                  3,227       3,228      13,880     1,122      21,457
    Total expenses      44,862      56,181     186,541     1,122     288,706
Segment earnings    $    6,395       6,397      27,508     2,224      42,524





1997:
Selected Balance
Sheet Items:
Deferred policy
  acquisition
  costs             $   65,505      69,935     155,639      -        291,079
Total segment
  assets               405,427     359,986   2,429,998    14,058   3,209,469
Future policy
  benefits             321,269     274,117   2,155,904      -      2,751,290
Other policyholder
  liabilities           10,960       9,959       4,082      -         25,001

Condensed Income
Statements:
Premiums and
  contract
  revenues          $   23,639      40,429      31,994      -         96,062
Net investment
  income                26,873      21,451     166,348     2,774     217,446
Other income                43          34         277      -            354
    Total revenues      50,555      61,914     198,619     2,774     313,862
Policy benefits         18,232      17,100         (47)     -         35,285
Amortization of
  deferred policy
  acquisition
  costs                  5,058      13,608      21,268      -         39,934
Universal life
  and investment
  annuity contract
  interest               9,687      12,575     122,938      -        145,200
Other operating
  expenses               8,588       7,749      11,223      -         27,560
Federal income
  taxes                  3,089       3,739      14,848       953      22,629
    Total expenses      44,654      54,771     170,230       953     270,608
Segment earnings    $    5,901       7,143      28,389     1,821      43,254


Reconciliations of segment information to the Company's consolidated financial statements are provided below:


                                                Years Ended December 31,
                                              1999       1998       1997
                                                     (In thousands)


Premiums and Other Revenue:
Premiums and contract revenues            $   95,078     96,334     96,062
Net investment income                        242,980    233,844    217,446
Other income                                   8,944      1,052        354
Realized gains (losses) on investments         4,481      2,384     (1,588)

Total consolidated premiums
and other revenue                         $  351,483    333,614    312,274




                                                Years Ended December 31,
                                              1999       1998       1997
                                                     (In thousands)


Federal Income Taxes:
Total segment Federal income taxes        $   29,019     21,457     22,629
Taxes on realized gains
(losses) on investments                        1,569        834       (556)
Tax benefits from discontinued operations       -        (4,944)      (350)

Total taxes on earnings
from continuing operations                $   30,588     17,347     21,723




                                                Years Ended December 31,
                                              1999       1998       1997
                                                     (In thousands)


Net Earnings:
Total segment earnings                    $   56,313     42,524     43,254
Realized gains (losses) on investments,
   net of taxes                                2,912      1,550     (1,032)
Losses from discontinued operations             -       (14,125)    (1,000)
Tax benefits from
  discontinued operations                       -         4,944        350

Total consolidated net earnings           $   59,225     34,893     41,572




                                                      December 31,
                                              1999       1998       1997
                                                     (In thousands)


Assets:
Total segment assets                    $  3,668,100  3,497,354  3,209,469
Assets of discontinued operations               -            48        892
Other unallocated assets                      14,728     20,601     15,202

Total consolidated assets               $  3,682,828  3,518,003  3,225,563


(B)  Geographic Information

A significant portion of the Company's premiums and contract revenues are from countries other than the United States. Premiums and contract revenues detailed by country are provided below:


                                                Years Ended December 31,
                                              1999       1998       1997
                                                     (In thousands)


United States                             $   52,732     56,341     56,122
Argentina                                      8,761      9,052      9,706
Peru                                           8,201      8,293      8,227
Chile                                          6,892      6,227      5,451
Haiti                                          5,543      4,941      4,430
Columbia                                       3,888      3,612      3,781
Other foreign countries                       16,965     15,113     14,064

Revenues, excluding reinsurance premiums     102,982    103,579    101,781
Reinsurance premiums                          (7,904)    (7,245)    (5,719)

Total premiums and contract revenues      $   95,078     96,334     96,062


Premiums and contract revenues are attributed to countries based on the location of the policyholder. The Company has no significant assets, other than financial instruments, located in countries other than the United States.

(C)  Major Agency Relationships

A significant portion of the Company's premiums and deposits were sold through three marketing agencies in recent years. Combined business from these agencies accounted for approximately 29% of total direct premium revenues and universal life and investment annuity contract deposits for 1999. These same three marketing agencies accounted for 26% and 17% of total direct premiums and deposits for 1998 and 1997, respectively.


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

Mortgage loans: The fair values of performing mortgage loans are estimated by discounting scheduled cash flows through the scheduled maturities of the loans, using interest rates currently being offered for similar loans to borrowers with similar credit ratings. Fair values for significant nonperforming loans are based on recent internal or external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

Policy loans: The fair values for policy loans are calculated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 1999 and 1998. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts. As a result, these assumptions incorporate both Company experience and mortality assumptions associated with such contracts.

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

Investment annuity and supplemental contracts: Fair values of the Company's liabilities for deferred investment annuity contracts are estimated to be the cash surrender values of each contract. The cash surrender value represents the policyholder's account balance less applicable surrender charges. The fair values of liabilities for immediate investment annuity contracts and supplemental contracts with and without life contingencies are estimated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 1999 and 1998.

Fair values for the Company's insurance contracts other than investment contracts are not required to be disclosed. This includes the Company's traditional and universal life products. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company's overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance and investment contracts.

The carrying amounts and fair values of the Company's financial instruments are as follows:





                             December 31, 1999         December 31, 1998
                             Carrying      Fair       Carrying      Fair
                              Values      Values       Values      Values
                                             (In thousands)


ASSETS
Investments in debt and
equity securities:
    Securities held
    to maturity           $  2,151,924   2,084,494    2,029,728   2,124,715
    Securities available
    for sale                   717,948     717,948      735,587     735,587

Cash and short-term
investments                     14,010      14,010       24,508      24,508
Mortgage loans                 183,902     185,841      174,921     186,161
Policy loans                   117,309     125,679      124,441     150,583
Index options                   32,820      32,820       23,900      23,900
Life interest in Libbie
Shearn Moody Trust               4,056      12,775        4,347      14,721
Assets of discontinued
operations - cash                 -           -              41          41


LIABILITIES
Deferred investment
annuity contracts         $  2,269,445   1,973,403    2,127,007   1,863,552
Immediate investment
annuity and
supplemental contracts         240,136     234,739      219,406     229,738


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

The $14,125,000 was paid by National Western on January 13, 1999. However, the settlement payment was accrued in other liabilities as of December 31, 1998, and reflected as a 1998 loss from discontinued operations in the accompanying financial statements. As part of the bankruptcy reorganization, National Western retained 100% continuing ownership of the reorganized Westcap, and the subsidiary is now operating as a real estate management company.



          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                 SCHEDULE I
                           SUMMARY OF INVESTMENTS
                  OTHER THAN INVESTMENTS IN RELATED PARTIES
                              December 31, 1999
                               (In thousands)

                                           (1)        Market    Balance Sheet
Type of Investment                         Cost        Value        Amount


Fixed maturity bonds:
    Securities held to maturity:
        United States government
        and government
        agencies and authorities      $     3,612       3,717         3,612
        States, municipalities,
        and political subdivisions          6,741       7,323         6,741
        Foreign governments                51,450      51,371        51,450
        Public utilities                  323,310     313,174       323,310
        Corporate                       1,284,420   1,236,684     1,284,420
        Mortgage-backed                   382,975     380,702       382,975
        Asset-backed                       99,416      91,523        99,416
    Total securities held
    to maturity                         2,151,924   2,084,494     2,151,924

     Securities available for sale:
         United States government
         and government
         agencies and authorities           3,243       3,312         3,312
         States, municipalities,
         and political subdivisions        11,771      10,725        10,725
         Public utilities                  51,013      50,323        50,323
         Corporate                        316,567     299,264       299,264
         Mortgage-backed                  219,549     218,102       218,102
         Asset-backed                     126,710     120,222       120,222
     Total securities available
     for sale                             728,853     701,948       701,948

Total fixed maturity bonds              2,880,777   2,786,442     2,853,872

Equity securities:
     Securities available for sale:
           Common stocks:
                  Public utilities            192         423           423
                  Banks, trust and
                  insurance
                  companies                   195       3,711         3,711
                  Industrial
                  and other                    86          84            84
           Preferred stocks                12,282      11,782        11,782
Total equity securities                    12,755      16,000        16,000

Index options                              32,820                     32,820
Mortgage loans (2)                        176,221                    172,117
Policy loans                              117,309                    117,309
Other long-term investments (3)            34,834                     32,766
Cash and short-term investments            14,010                     14,010
Total investments other than
investments in related parties        $ 3,268,726                  3,238,894


Notes:
(1) Bonds are shown at amortized cost, mortgage loans are shown at unpaid principal balances before allowances for possible losses of $4,104,000, and real estate is stated at cost before allowances for possible losses of $2,068,000.
(2) Mortgage loans with related parties totaling $11,785,000 have been excluded.
(3) Real estate acquired by foreclosure included in other long-term investments is as follows: cost $2,369,000; balance sheet amount $1,705,000.



          NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                 SCHEDULE V
                      VALUATION AND QUALIFYING ACCOUNTS
            For the Years Ended December 31, 1999, 1998, and 1997
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
    Description      of Period   Expenses  Reductions  Transfers    Period


Valuation accounts
deducted
from applicable
assets:

Allowance for
possible
losses on mortgage
loans:

December 31, 1999   $    4,640       (536)       -         -         4,104

December 31, 1998   $    4,640        -         -          -         4,640

December 31, 1997   $    5,988      1,133     (2,408)      (73)      4,640

Allowance for
possible
losses on real
estate:

December 31, 1999   $    2,068       -          -          -         2,068

December 31, 1998   $    2,222      -           (154)     -          2,068

December 31, 1997   $    2,288         46       (185)        73      2,222


Notes:
(1) These amounts were recorded to realized (gains) losses on investments.
(2) These amounts were related to charge-off of assets against the allowances.
(3) These amounts were transferred to real estate.




                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   NATIONAL WESTERN LIFE INSURANCE COMPANY


Date: March 29, 2000               /S/ Robert L. Moody

                                   By:  Robert L. Moody, Chairman of
                                        the Board,Chief Executive
                                        Officer, and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                  Title (Capacity)                 Date


/S/ Robert L. Moody      Chairman of the Board,                March 29, 2000
Robert L. Moody          Chief Executive Officer, and Director
                         (Principal Executive Officer)

/S/ Ross R. Moody        President, Chief Operating Officer,   March 29, 2000
Ross R. Moody            and Director

/S/ Robert L. Busby, III Senior Vice President -               March 29, 2000
Robert L. Busby, III     Chief Administrative
                         Officer, Chief Financial Officer
                         and Treasurer
                         (Principal Financial Officer)

/S/ Vincent L. Kasch     Vice President - Controller and       March 29, 2000
Vincent L. Kasch         Assistant Treasurer
                         (Principal Accounting Officer)

/S/ Arthur O. Dummer     Director                              March 29, 2000
Arthur O. Dummer

/S/ Harry L. Edwards     Director                              March 29, 2000
Harry L. Edwards

/S/ E. Douglas McLeod    Director                              March 29, 2000
E. Douglas McLeod

/S/ Charles D. Milos     Director                              March 29, 2000
Charles D. Milos

                         Director                              March 29, 2000
Frances A. Moody

                         Director                              March 29, 2000
Russell S. Moody

/S/ Louis E. Pauls, Jr.  Director                              March 29, 2000
Louis E. Pauls, Jr.

/S/ E.J. Pederson        Director                              March 29, 2000
E.J. Pederson