Form 10-Q
period 2000-03-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2000-05-15
CIK 70684

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


    [  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2000

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

Yes [ X  ]     No  [      ]


As of May 10, 2000, the number of shares of Registrant's common stock outstanding was: Class A -3,300,755 and Class B - 200,000.



           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    INDEX



Part I.  Financial Information:                                        Page

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
March 31, 2000 (Unaudited) and December 31, 1999

Condensed Consolidated Statements of Earnings
For the Three Months Ended March 31, 2000 and 1999 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2000 and 1999 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2000 and 1999 (Unaudited)

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2000 and 1999 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II.  Other Information:

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit 11 - Computation of Earnings per Share
For the Three Months Ended March 31, 2000 and 1999 (Unaudited)




                        PART I.  FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)



                                                    (Unaudited)
                                                   March 31,   December 31,
          ASSETS                                      2000         1999


Cash and investments:
    Securities held to maturity,
    at amortized cost                             $  2,150,109    2,151,924
    Securities available for sale,
    at fair value                                      743,190      717,948
    Mortgage loans, net of allowances
    for possible losses ($4,104 and $4,104)            197,559      183,902
    Policy loans                                       116,455      117,309
    Index options                                       32,282       32,820
    Other long-term investments                         47,636       32,766
    Cash and short-term investments                      2,886       14,010


Total cash and investments                           3,290,117    3,250,679

Deferred policy acquisition costs                      381,645      369,665
Accrued investment income                               46,543       47,756
Other assets                                            18,999       14,728

                                                  $  3,737,304    3,682,828


Note: The balance sheet at December 31, 1999, has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.


           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands except share amounts)


                                                   (Unaudited)
                                                    March 31,     December 31,
    LIABILITIES AND STOCKHOLDERS' EQUITY               2000           1999


LIABILITIES:

Future policy benefits:
    Traditional life and annuity products         $    162,548      165,020
    Universal life and investment
    annuity contracts                                3,014,158    2,983,060
Other policyholder liabilities                          24,237       24,103
Federal income taxes payable:
    Current                                              5,579        4,763
    Deferred                                               728        4,659
Short-term borrowings                                   12,000         -
Other liabilities                                       39,412       25,701

Total liabilities                                    3,258,662    3,207,306


COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:

Common stock:
    Class A - $1 par value; 7,500,000
    shares authorized; 3,300,728 shares
    issued and outstanding in 2000 and 1999              3,301        3,301
    Class B - $1 par value; 200,000
    shares authorized, issued,
    and outstanding in 2000 and 1999                       200          200
Additional paid-in capital                              25,028       25,028
Accumulated other comprehensive loss                   (12,779)      (3,566)
Retained earnings                                      462,892      450,559

Total stockholders' equity                             478,642      475,522

                                                  $  3,737,304    3,682,828


Note: The balance sheet at December 31, 1999, has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

</FN

           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              For the Three Months Ended March 31, 2000 and 1999
                                 (Unaudited)
                   (In thousands except per share amounts)



                                                       2000         1999


Premiums and other revenue:
    Life and annuity premiums                     $      2,372        2,411
    Universal life and investment
    annuity contract revenues                           20,903       21,532
    Net investment income                               57,740       57,852
    Other income                                           115          150
    Realized gains (losses) on investments                (580)       4,805

Total premiums and other revenue                        80,550       86,750

Benefits and expenses:
    Life and other policy benefits                      10,092        8,688
    Decrease in liabilities for
    future policy benefits                              (2,482)        (241)
    Amortization of deferred policy
    acquisition costs                                   10,885        9,571
    Universal life and investment
    annuity contract interest                           36,651       40,611
    Other operating expenses                             6,717        6,701


Total benefits and expenses                             61,863       65,330

Earnings before Federal income taxes                    18,687       21,420


Provision for Federal income taxes:
    Current                                              5,325        5,460
    Deferred                                             1,029        1,857

Total Federal income taxes                               6,354        7,317

Net earnings                                      $     12,333       14,103


Basic Earnings Per Share:
    Net earnings                                  $       3.52         4.03

Diluted Earnings Per Share:
    Net earnings                                  $       3.51         3.99


See accompanying notes to condensed consolidated financial statements.



           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              For the Three Months Ended March 31, 2000 and 1999
                                 (Unaudited)
                                (In thousands)


                                                       2000         1999


Net earnings                                      $     12,333       14,103

Other comprehensive income (loss),
net of effects of deferred
policy acquisition costs and taxes:
    Unrealized losses on securities:
        Unrealized holding losses
        arising during period                           (1,476)      (4,886)
        Less: reclassification
        adjustment for gains
        included in net earnings                          -          (1,671)
        Amortization of net unrealized gains
        related to transferred securities                  (69)         (85)
        Unrealized losses on securities
        transferred during period
        from held to maturity to
        available for sale                              (8,021)        -

        Net unrealized losses on securities             (9,566)      (6,642)

    Foreign currency translation adjustments               353           (9)

Other comprehensive loss                                (9,213)      (6,651)

Comprehensive income                              $      3,120        7,452


See accompanying notes to condensed consolidated financial statements.

</FN


           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Three Months Ended March 31, 2000 and 1999
                                 (Unaudited)
                                (In thousands)


                                                       2000         1999


Common stock:
    Balance at beginning of year                  $      3,501        3,498
    Shares exercised under stock option plan              -               1

Balance at end of period                                 3,501        3,499

Additional paid-in capital:
    Balance at beginning of year                        25,028       24,899
    Shares exercised under stock option plan              -              31

Balance at end of period                                25,028       24,930

Accumulated other comprehensive income (loss):
     Unrealized gains (losses) on securities:
        Balance at beginning of year                    (6,412)      16,000
        Change in unrealized losses during period       (9,566)      (6,642)

        Balance at end of period                       (15,978)       9,358

    Foreign currency translation adjustments:
        Balance at beginning of year                     2,846        2,634
        Change in translation adjustments
        during period                                      353           (9)

        Balance at end of period                         3,199        2,625

Accumulated other comprehensive income
(loss) at end of period                                (12,779)      11,983

Retained earnings:
    Balance at beginning of year                       450,559      391,334
    Net earnings                                        12,333       14,103

Balance at end of  period                              462,892      405,437

Total stockholders' equity                        $    478,642      445,849


See accompanying notes to condensed consolidated financial statements.



           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2000 and 1999
                                 (Unaudited)
                                (In thousands)


                                                       2000         1999


Cash flows from operating activities:
    Net earnings                                  $     12,333       14,103
    Adjustments to reconcile net
    earnings to net cash
    from operating activities:
    Universal life and investment
    annuity contract interest                           36,651       40,611
    Surrender charges and other policy revenues         (9,838)     (11,066)
    Realized (gains) losses on investments                 580       (4,805)
    Accrual and amortization of
    investment income                                   (1,012)      (1,207)
    Depreciation and amortization                          259          265
    Decrease (increase) in insurance
    receivables and other assets                        (4,145)       4,925
    Decrease in accrued investment income                1,213          336
    Increase in deferred policy
    acquisition costs                                   (5,294)      (5,884)
    Decrease in liability for
    future policy benefits                              (2,482)        (241)
    Increase (decrease) in other
    policyholder liabilities                               134         (473)
    Increase in Federal income taxes payable             2,395        2,516
    Increase (decrease) in other liabilities            13,711       (9,563)

    Other                                                1,827       (1,073)

Net cash provided by operating activities               46,332       28,444

Cash flows from investing activities:
    Proceeds from sales of:
       Securities held to maturity                        -            -
       Securities available for sale                      -          24,446
       Other investments                                 5,972        5,585
    Proceeds from maturities and redemptions of:
       Securities held to maturity                       8,034       24,763
       Securities available for sale                    17,590       17,181
    Purchases of:
       Securities held to maturity                     (55,481)     (78,744)
       Securities available for sale                   (13,971)     (53,699)
       Other investments                               (22,420)     (10,370)
    Principal payments on mortgage loans                 2,077       13,584
    Cost of mortgage loans acquired                    (15,681)      (8,282)
    Decrease in policy loans                               854        3,155
    Decrease in assets of
    discontinued operations                               -              48
    Decrease in liabilities of
    discontinued operations                               -             (48)
    Other                                                 (868)         (50)

Net cash used in investing activities                  (73,894)     (62,431)


(Continued on next page)



           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
              For the Three Months Ended March 31, 2000 and 1999
                                 (Unaudited)
                                (In thousands)


                                                       2000         1999


Cash flows from financing activities:
    Deposits to account balances
    for universal life
    and investment annuity contracts              $     98,255      109,827
    Return of account balances on
    universal life and investment
    annuity contracts                                  (93,817)     (93,688)
    Increase in short-term borrowings                   12,000         -
    Issuance of common stock under
    stock option plan                                     -              32

Net cash provided by financing activities               16,438       16,171

Net decrease in cash and short-term investments        (11,124)     (17,816)
Cash and short-term investments
at beginning of year                                    14,010       24,508

Cash and short-term investments
at end of period                                  $      2,886        6,692


See accompanying notes to condensed consolidated financial statements.



           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


(1)  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly-owned subsidiaries (the Company), The Westcap Corporation (Westcap), NWL Investments, Inc., NWL Properties, Inc., NWL 806 Main, Inc., NWL Services, Inc., and NWL Financial, Inc. The Westcap Corporation ceased brokerage operations during 1995 and filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in 1996. The bankruptcy reorganization was completed in January, 1999 and National Western retained 100% continuing ownership of the reorganized subsidiary. As a result, The Westcap Corporation is reflected as discontinued operations in the accompanying financial statements for portions of 1999 and prior years. Westcap is currently operating as a real estate management company. All significant intercorporate transactions and accounts have been eliminated in consolidation.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.


(2) STOCKHOLDERS' EQUITY

(A) Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below:


                                                  Three Months Ended March 31,
                                                         2000        1999
                                                         (In thousands)


Common stock shares outstanding:
   Shares outstanding at beginning of year               3,501        3,498
   Shares exercised under stock option plan               -               1

Shares outstanding at end of period                      3,501        3,499


(B)  Dividends

The Company paid no cash dividends on common stock during the three months ended March 31, 2000 and 1999.


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


(4) SEGMENT AND OTHER OPERATING INFORMATION

The Company's reportable operating segments include domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas. A summary of segment information for the quarters ended March 31, 2000 and 1999 is provided below.


Selected Segment Information:
                    Domestic International
                      Life        Life                    All
                    Insurance  Insurance   Annuities    Others     Totals
                                         (In thousands)


March 31, 2000:
Selected Balance
Sheet Items:
Deferred policy
 acquisition
 costs             $  74,832      74,016     232,797       -        381,645
Total segment
 assets              407,613     376,372   2,887,321     46,999   3,718,305
Future policy
 benefits            321,785     292,380   2,562,541       -      3,176,706
Other
 policyholder
 liabilities          12,629       6,061       5,547       -         24,237

Condensed Income
Statements:
Premiums and
 contract
 revenues          $   5,930      10,686       6,659       -         23,275
Net investment
 income                6,472       5,650      45,096        522      57,740
Other income             -            27          88       -            115
    Total
    revenues          12,402      16,363      51,843        522      81,130
Policy benefits        3,893       3,650          67       -          7,610
Amortization of
 deferred
 policy
 acquisition
 costs                 1,626       3,157       6,102       -         10,885
Universal life
 and investment
 annuity contract
 interest              2,222       3,930      30,499       -         36,651
Other operating
 expenses              2,086       1,994       2,637       -          6,717
Federal income
 taxes                   876       1,236       4,267        178       6,557
    Total
    expenses          10,703      13,967      43,572        178      68,420
Segment
 earnings          $   1,699       2,396       8,271        344      12,710



Selected Segment Information:
                     Domestic International
                       Life        Life                   All
                     Insurance  Insurance   Annuities   Others     Totals
                                         (In thousands)


March 31, 1999:
Selected Balance
Sheet Items:
Deferred policy
 acquisition
 costs              $  69,200      71,210     188,255      -        328,665
Total segment
 assets               408,548     372,867   2,730,023    32,634   3,544,072
Future policy
 benefits             322,094     286,277   2,416,454      -      3,024,825
Other policyholder
 liabilities           12,974       6,039       4,469      -         23,482

Condensed Income
 Statements:
Premiums and
 contract
 revenues           $   5,791      10,228       7,924      -         23,943
Net investment
 income                 6,331       5,443      45,896       182      57,852
Other income               16          12         122      -            150
    Total revenues     12,138      15,683      53,942       182      81,945
Policy benefits         3,544       4,702         201         -       8,447
Amortization of
 deferred policy
 acquisition costs        932       3,279       5,360      -          9,571
Universal life
 and investment
 annuity contract
 interest               2,449       3,433      34,729      -         40,611
Other operating
 expenses               2,062       2,135       2,504      -          6,701
Federal income
 taxes                  1,069         724       3,781        61       5,635
    Total expenses     10,056      14,273      46,575        61      70,965
Segment
earnings            $   2,082       1,410       7,367       121      10,980


Reconciliations of segment information to the Company's consolidated financial statements are provided below:


                                                 Three Months Ended March 31,
                                                      2000          1999
                                                        (In thousands)


Premiums and Other Revenue:
Premiums and contract revenues                  $      23,275        23,943
Net investment income                                  57,740        57,852
Other income                                              115           150
Realized gains (losses) on investments                   (580)        4,805

Total consolidated premiums and other revenue   $      80,550        86,750


                                                 Three Months Ended March 31,
                                                      2000          1999
                                                        (In thousands)


Federal Income Taxes:
Total segment Federal income taxes              $       6,557         5,635
Taxes (benefits) on realized
gains (losses) on investments                            (203)        1,682

Total consolidated Federal income taxes         $       6,354         7,317



                                                Three Months Ended March 31,
                                                      2000          1999
                                                        (In thousands)


Net Earnings:
Total segment earnings                          $      12,710        10,980
Realized gains (losses) on investments,
   net of taxes                                          (377)        3,123

Total consolidated net earnings                 $      12,333        14,103



                                                          March 31,
                                                      2000          1999
                                                        (In thousands)


Assets:
Total segment assets                            $   3,718,305     3,544,072
Other unallocated assets                               18,999        15,613

Total consolidated assets                       $   3,737,304     3,559,685




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


                                               Three Months Ended March 31,
                                                   2000          1999


United States domestic market:
     Investment annuities                           79.3%         82.5%
     Life insurance                                  6.4           5.7

Total domestic market                               85.7          88.2

International market:
     Investment annuities                            2.2           1.1
     Life insurance                                 12.1          10.7

Total international market                          14.3          11.8

Total direct premiums collected                    100.0%        100.0%


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

Investments in debt and equity securities are classified and reported as either securities held to maturity or securities available for sale. The Company does not maintain a portfolio of trading securities. The reporting category chosen for the Company's securities investments depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. At March 31, 2000, approximately 26.3% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

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

The Company's overall conservative investment philosophy is reflected in the allocation of its investments which is detailed below as of March 31, 2000 and December 31, 1999. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and real estate.


                                          Percent of Investments
                                       March 31,       December 31,
                                          2000             1999


Debt securities                            87.4%            87.8%
Mortgage loans                              6.0              5.7
Policy loans                                3.5              3.6
Index options                               1.0              1.0
Equity securities                           0.5              0.5
Real estate                                 0.6              0.4
Other                                       1.0              1.0

Totals                                    100.0%           100.0%


Portfolio Analysis

The Company maintains a diversified debt securities portfolio which consists of various types of fixed income securities including primarily corporate,
mortgage-backed   securities,   and   public   utilities.   Investments   in
mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations (CMOs).

An important aspect of the Company's investment philosophy is managing the credit quality of its investments in debt securities. Thorough credit analysis is performed on existing and potential corporate investments including examination of a company's credit and industry outlook, financial strength, effectiveness of management, and event risks. In the past few years, credit analysis has become one of the most critical activities of the Company's portfolio management.

National Western continues to follow its conservative investment philosophy by minimizing its holdings of below investment grade debt securities, as these securities generally have greater default risk than higher rated corporate debt. These issuers usually are more sensitive to adverse industry or economic conditions than are investment grade issuers. The Company's holdings of below investment grade debt securities, which are lower than industry averages, are summarized below.


                                         Below Investment
                                      Grade Debt Securities
                                                                    % of
                         Amortized     Carrying      Market      Invested
                           Cost         Value        Value        Assets
                                (In thousands except percentages)


March 31, 2000        $    110,312       87,810       79,174          2.7%

December 31, 1999     $     73,607       70,900       63,864          2.2%

December 31, 1998     $     46,453       44,974       45,317          1.4%


Although National Western purchases only investment grade debt securities, a growing number of companies have become more leveraged due to an environment of heightened acquisition activity and large share repurchase programs. Therefore, continued monitoring of credit quality after the purchase of a company's debt securities is crucial in order for National Western to maintain a high quality portfolio with a low percentage of below investment grade debt securities. While the Company's holdings of below investment grade debt securities remain low, these holdings have increased from $44,974,000 at December 31, 1998, to $87,810,000 at March 31, 2000. This increase is due to downgrades of investment grade debt securities as opposed to purchases of such holdings. Historically, the Company's strong credit risk management and commitment to quality has resulted in minimal defaults in the debt securities portfolio. At March 31, 2000 and December 31, 1999, no securities were in default and on nonaccrual status.

During the third and fourth quarters of 1999, the Company recorded permanent impairment writedowns totaling $4,403,000 related to two separate securities. The writedowns were reflected as realized losses. One of these securities was classified as available for sale and the other as held to maturity. The Company subsequently transferred the held to maturity security to securities available for sale during the first quarter of 2000. Three additional debt securities experienced significant credit deterioration during the first quarter of 2000. As a result of the significant deterioration of the issuing companies' creditworthiness, National Western also transferred these three securities from held to maturity to available for sale. The Company is closely monitoring these securities as well as its other below investment grade holdings. While additional losses are not anticipated based on the current status and condition of these securities, continued credit deterioration of some securities is possible, which may result in further writedowns. Amortized cost, net of writedowns, of the four transferred securities totaled $49,528,000 and unrealized losses resulting from recording the securities at fair value, before effects of taxes and deferred policy acquisitions costs, totaled $20,376,000. The unrealized losses were recorded as a component of accumulated other comprehensive loss in the accompanying financial statements.

Although there is loss exposure related to its below investment grade debt securities, the Company is firmly committed to minimizing credit risks and maintaining a high quality portfolio. This commitment is reflected in the high average credit rating of the Company's portfolio. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's (S&P), a nationally recognized statistical rating organization (NRSRO). If securities were not rated by S&P, the equivalent rating of another NRSRO or the National Association of Insurance Commissioners was used.


                                        March 31,      December 31,
                                          2000            1999


AAA and U.S. government                    29.0%           28.7%
AA                                          7.3             8.8
A                                          34.5            34.1
BBB                                        26.2            25.9
BB and other below
investment grade                            3.0             2.5

                                          100.0%          100.0%


Another important part of the Company's investment philosophy is managing the cash flow stability of the portfolio. Because expected maturities of securities may differ from contractual maturities due to prepayments, extensions, and calls, the Company takes steps to manage and minimize these risks. The Company continues to reduce its exposure to prepayment and extension risks by lowering its holdings of mortgage-backed securities. This strategy began in 1994 when mortgage-backed securities totaled 47.6% of the entire portfolio, but now total only 20.9% at March 31, 2000. The majority of this reduction has been achieved by shifting investments into corporate securities and public utilities, as these holdings have increased from 47.0% at December 31, 1994 to 68.9% at March 31, 2000. Also, most of these additions have been noncallable corporates, which help reduce prepayment and call risks.

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

As of March 31, 2000, CMOs represent approximately 98% of the Company's mortgage-backed securities. The CMOs in the Company's portfolio have been modeled and subjected to detailed, comprehensive analysis by the Company's investment staff. The overall structure of the CMO as well as the individual tranche being considered for purchase have been evaluated to ensure that the security fits appropriately within the Company's investment philosophy and asset/liability management parameters. The Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension, and credit risks.

At March 31, 2000, the Company's debt and equity securities were classified as follows:


                                                                Unrealized
                                       Fair        Amortized       Gains
                                      Value          Cost         (Losses)
                                                (In thousands)


Securities held to maturity:
    Debt securities              $   2,081,639     2,150,109       (68,470)
Securities available
for sale:
    Debt securities                    727,213       775,291       (48,078)
    Equity securities                   15,977        12,755         3,222

Totals                           $   2,824,829     2,938,155      (113,326)


As detailed above, debt securities classified as held to maturity comprise the majority of the Company's securities portfolio, while equity securities are a small component of the portfolio. Unrealized losses totaling $113,326,000 on the securities portfolio at March 31, 2000, are a reflection of market conditions at quarter-end. The fair values, or market values, of fixed income debt securities generally correlate to external market interest rate conditions. Because the interest rates are fixed on almost all of the Company's debt securities, market values typically increase when market interest rates decline, and decrease when market interest rates rise. However, market values may fluctuate for other reasons, such as changing economic conditions or increasing event-risk concerns. An analysis of unrealized gains and losses on the Company's securities portfolio for the quarter ended March 31, 2000, is detailed below:


                                                                 Change in
                                                                 Unrealized
                                   Unrealized Gains (Losses)       Gains
                                        At            At          (Losses)
                                    March 31,    December 31,   During 1st
                                       2000          1999      Quarter 2000
                                                (In thousands)


Securities held to maturity:
    Debt securities              $     (68,470)      (67,430)       (1,040)
Securities available
for sale:
    Debt securities                    (48,078)      (26,905)      (21,173)
    Equity securities                    3,222         3,245           (23)

Totals                           $    (113,326)      (91,090)      (22,236)


Unrealized losses at March 31, 2000, increased 24% from year-end 1999 even though market interest rates of the ten year U.S. Treasury bond actually decreased approximately 44 basis points during the quarter. With market interest rates declining, it would be expected that market values of debt securities would increase. However, market values actually decreased because of the substantial widening of the yield premium for corporate bonds over
comparable Treasury securities.   Approximately 69% of National Western's bond
portfolio consists of corporate bonds, including public utilities. The increase of the yield premium has primarily been event-risk driven as companies increase their leverage through stock buyback programs and acquisitions. Because the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in market values have relatively small effects on the Company's financial statements. Also, the Company has the intent and ability to hold these securities to maturity, and it is unlikely that sales of such securities would be required which would realize market gains or losses.

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

Market risk-sensitive assets of the Company include debt securities, equity securities which are almost entirely preferred stocks, mortgage loans, policy loans, and index options. The Company does not maintain a securities trading portfolio. Market risk-sensitive liabilities include policy liabilities for deferred and immediate investment annuity contracts and supplemental contracts. Sensitivity analysis expresses the potential gain or loss in fair value, over a selected time period, from one or more selected hypothetical changes in interest rates which are reasonably possible in the near term. The Company performed detailed sensitivity analysis at December 31, 1999, for its interest rate-sensitive assets. Based on the recent change in market conditions in the first quarter of 2000, the changes in market values of the Company's debt securities fell somewhat outside the expected range of results of this analysis. The deviation from the expected results was due to the volatility in the corporate bond market as previously described above.

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

The above-described scenarios produce estimated changes in cash flows as well as cash flow reinvestment projections. Estimated cash flows in the Company's model assume cash flow reinvestments which are representative of the Company's
current  investment  strategy.    Calls  and  prepayments  include  scheduled
maturities and those expected to occur which would benefit the security issuers. Assumed policy surrenders consider differences and relationships between credited interest rates and market interest rates as well as surrender charges on individual policies. The impact to earnings also includes the expected effects on amortization of deferred policy acquisition costs. The model considers only investment annuity and supplemental contracts in-force at December 31, 1999, and does not consider new product sales or the possible impact of interest rate changes on sales.


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

The Company's direct investments in real estate are not a significant portion of its total investment portfolio. Many of these investments were acquired through mortgage loan foreclosures. However, the Company also participates in several real estate joint ventures and limited partnerships. The joint ventures and partnerships invest primarily in income-producing retail
properties.    These  investments  have  typically  enhanced  the  Company's investment portfolio returns.

Portfolio Analysis

The Company held net investments in mortgage loans totaling $197,559,000 and $183,902,000, or 6.0% and 5.7% of total invested assets, at March 31, 2000, and December 31, 1999, respectively. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

The diversification of the mortgage loan portfolio by geographic regions of the United States and by property type as of March 31, 2000, and December 31, 1999, was as follows:


                                         March 31,      December 31,
                                            2000            1999


Geographic Region:
West South Central                         55.7%           58.8%
Mountain                                   23.9            20.5
Pacific                                    10.1            11.0
South Atlantic                              4.7             5.1
East South Central                          3.9             4.2
Other                                       1.7             0.4

Totals                                    100.0%          100.0%



                                        March 31,      December 31,
                                           2000            1999


Property Type:
Retail                                     58.1%           56.1%
Office                                     25.3            27.4
Hotel/Motel                                 6.7             7.2
Land/Lots                                   3.8             2.5
Nursing Homes                               2.1             2.4
Apartment                                   1.5             1.6
Other                                       2.5             2.8

Totals                                    100.0%          100.0%


As of March 31, 2000, the allowance for possible losses on mortgage loans was $4,104,000. No additions were made to the allowance in the first quarter of 2000. Although management believes that the current balance is adequate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the West South Central region which includes Texas, Louisiana, Oklahoma, and Arkansas, as this area contains the highest concentrations of the Company's mortgage loans.

The Company currently places all loans past due three months or more on nonaccrual status, thus recognizing no interest income on the loans. The Company had mortgage loan principal balances on nonaccrual status totaling $3,047,000 and $3,014,000 at March 31, 2000 and December 31, 1999,
respectively. Also, the Company will at times restructure mortgage loans under certain conditions which may involve changes in interest rates, payment terms, or other modifications. For the three months ended March 31, 2000, the reductions in interest income due to nonaccrual and restructured mortgage loans were approximately $79,000. For the three months ended March 31, 1999, the reductions in interest income due to nonaccrual and restructured mortgage loans were not significant.

The Company owns real estate that was acquired through foreclosure and through direct investment totaling $19,386,000 and $11,388,000 at March 31, 2000, and December 31, 1999, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized operating income on these properties of approximately $187,000 and $283,000 for the three months ended March 31, 2000 and 1999. Also during the first quarter of 1999, the Company sold a real estate property resulting in a realized gain on investments totaling $1,419,000.

The Company monitors the conditions and market values of these properties on a regular basis. No significant realized losses were recognized due to declines in values of properties for the three months ended March 31, 2000 and 1999, respectively. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed.

During the first quarter of 2000, the Company acquired a nursing home facility through an affiliated limited partnership. The acquisition, which totaled approximately $6.6 million, was made by a newly formed limited partnership, the partners of which are downstream subsidiaries of National Western. This investment resulted in an increase in real estate owned from December 31, 1999, as reflected above. The nursing home facility, which is expected to open in the second quarter of 2000, will also be operated by an affiliated limited partnership and the financial operating results will be consolidated with those of the Company. Daily operations and management of the nursing home will be performed by an experienced management company through a contract with the limited partnership. Initial first year start up expenses could generate minimum operating losses of approximately $400,000, before taxes.


RESULTS OF OPERATIONS

Consolidated Operations

Summary of Consolidated Operating Results

A summary of operating results for the three months ended March 31, 2000 and 1999 is provided below:


                                               Three Months Ended March 31,
                                                    2000           1999
                                          (In thousands except per share data)


Revenues:
Revenues, excluding realized
gains (losses) on investments                $       81,130        81,945
Realized gains (losses) on investments                 (580)        4,805

Total revenues                               $       80,550        86,750

Earnings:
Earnings from operations                     $       12,710        10,980
Net realized gains (losses) on investments             (377)        3,123

Net earnings                                 $       12,333        14,103

Basic Earnings Per Share:
Earnings from operations                     $         3.63          3.14
Net realized gains (losses) on investments            (0.11)         0.89

Net earnings                                 $         3.52          4.03

Diluted Earnings Per Share:
Earnings from operations                     $         3.61          3.11
Net realized gains (losses) on investments            (0.10)         0.88

Net earnings                                 $         3.51          3.99


Consolidated Operating Results: Earnings from operations, excluding net realized gains and losses on investments, totaled $12,710,000 for the quarter ended March 31, 2000, compared to $10,980,000 for the first quarter of 1999. The higher earnings in 2000 are primarily related to the growth in the Company's interest sensitive blocks of business. Additionally, while life insurance benefit claims were significantly higher in the first quarter of 2000, this increase was largely offset by reductions in traditional policy
liabilities.    The  Company  is  also  benefitting  from  lower  agent  bonus commissions as a result of a litigation settlement in 1999, which terminated future bonus commissions on certain annuities in-force.

Revenues, excluding realized gains and losses on investments, were relatively consistent totaling $81,130,000 and $81,945,000 for the quarters ended March 31, 2000 and 1999, respectively. Increases in universal life cost of insurance revenues were offset by lower policy surrender charge revenues and lower income related to index options, which are used to hedge the Company's equity-indexed annuity products.

The Company recorded realized losses on investments, net of taxes, totaling $377,000 for the quarter ended March 31, 2000, compared to gains of $3,123,000 for the first quarter of 1999. The first quarter 2000 losses were primarily related to investments in debt securities. The 1999 gains were primarily from sales and calls of investments in debt securities totaling $1,687,000, net of taxes. Also included in 1999 was a net gain totaling $922,000 from the sale of investment real estate owned by one of the Company's subsidiaries, NWL 806 Main, Inc.

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

Net Investment Income: Net investment income decreased slightly from the first quarter of 1999, totaling $57,740,000 and $57,852,000 for the quarter
ended March 31, 2000 and 1999, respectively.   While investment income from
debt securities continues to increase with corresponding increases in invested assets, the essentially flat total investment income growth is primarily due to index options. Declines in fair values of index options used to hedge the equity return component of the Company's equity-indexed annuity products resulted in lower investment income for the first quarter of 2000. The index options, which act as hedges to match closely the returns on the S&P 500 Index, are reported at fair value in the accompanying financial statements. The changes in the values of the index options and the credited interest on policyholder liabilities for equity-indexed annuities are both reflected in the statement of earnings. The reduction to investment income from index options for the quarter ended March 31, 2000, totaling $1,725,000 is composed of a $1,978,000 decline in fair value of options, offset partially by
$253,000 of actual income realized as a result of option expirations. Comparative income from index options totaled $1,575,000 for the
quarter  ended  March  31,  1999.    This  significant  decline  is  directly
attributable to the decline in the S&P 500 Index over the same period. While net investment income was lower due to these options, this reduction was partially offset by lower annuity contract interest expense as the credited return on the Company's equity-indexed annuities are also based on the same S&P 500 Index.

The decrease in investment income was tempered somewhat by reduced investment expenses. Investment expenses were lower in 2000 compared to 1999 primarily due to the implementation of a new cost allocation study in the first quarter of 2000. Accordingly, the lower investment expenses were offset by a corresponding higher allocation of costs to other operating expenses in the accompanying financial statements. A detail of net investment income is provided below:


                                   Three Months Ended March 31,
                                         2000           1999
                                           (In thousands)


Investment income:
    Debt securities                $      52,661        50,379
    Mortgage loans                         4,281         4,248
    Policy loans                           2,027         2,111
    Index options                         (1,725)        1,575
    Other investment income                1,170           832

Total investment income                   58,414        59,145
Investment expenses                          674         1,293

Net investment income              $      57,740        57,852


Realized Gains and Losses on Investments: The Company recorded realized losses of $580,000 and realized gains of $4,805,000 in the first quarters of 2000 and 1999, respectively. As previously described, the 2000 losses were primarily related to investments in debt securities. The 1999 gains were primarily from sales and calls of investments in debt securities totaling $2,595,000 and a gain of $1,419,000 from the sale of investment real estate.

Life and Other Policy Benefits:  These expenses in 2000 and 1999 were
$10.1 million and $8.7 million, respectively.  The significant increase is due
to  higher  life  insurance  benefit  claims.    Mortality  claims  experience
fluctuates from period to period, and such deviations are not uncommon in the life insurance industry. However, the Company utilizes reinsurance to help minimize its exposure to adverse mortality experience. The Company's general policy is to reinsure amounts in excess of $200,000 on the life of any one individual. Most of the increase in life insurance benefit claims in the first quarter of 2000 was related to traditional policies which was largely offset by reductions in traditional policy liabilities. As reflected in the accompanying financial statements, the decrease in liabilities for future policy benefits totaled $2,482,000 and $241,000 for the quarters ended March 31, 2000 and 1999, respectively. A comparative detail of life and other policy benefits is provided below:


                                         Three Months Ended March 31,
                                              2000           1999
                                                 (In thousands)


Life insurance benefit claims           $       6,596         5,524
Surrenders of traditional products              2,984         2,460
Other policy benefits                             512           704

Totals                                  $      10,092         8,688


Universal Life and Investment Annuity Contract Interest: The Company closely monitors its credited interest rates, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. Rates are established or adjusted after careful consideration and evaluation of these factors against established objectives. As market interest rates fluctuate, the Company's credited interest rates are often adjusted accordingly, while also taking into consideration other factors as described above. Contract interest totaled $36.7 million and $40.6 million for the quarters ended March 31, 2000 and 1999, respectively. This decline is primarily related to the Company's equity-indexed annuities. Because the S&P 500 Index declined significantly during the first quarter of 2000, the related
contract   interest   of   the   equity-indexed   annuities   also   declined.
Correspondingly, the income from index options used to hedge these annuities also declined, substantially offsetting the lower contract interest.

Other Operating Expenses: Other operating expenses totaled $6,717,000 and $6,701,000 for the quarters ended March 31, 2000 and 1999, respectively.
While these total expenses are consistent between quarters, as previously described, the Company implemented a new cost allocation study in the first quarter of 2000. This resulted in lower investment expenses and corresponding higher other operating expenses. The amount of this reallocation totaled
approximately  $650,000.    However,  the  higher  cost  allocation  to  other
operating expenses was substantially offset by lower agent commissions. The Company is benefitting from lower agent bonus commissions as a result of a litigation settlement in 1999, which terminated future bonus commissions on certain annuities in-force.

Federal Income Taxes: Federal income taxes include no unusual items as effective tax rates for the quarters ended March 31, 2000 and 1999 were 34.0% and 34.2%, respectively.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the quarters ended March 31, 2000 and 1999 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.


                      Domestic  International
                        Life        Life                    All
                      Insurance   Insurance   Annuities   Others    Totals
                                         (In thousands)


Segment
earnings:

  March 31, 2000   $    1,699        2,396       8,271       344    12,710

  March 31, 1999   $    2,082        1,410       7,367       121    10,980


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

Earnings for the domestic life insurance operating segment were $1,699,000 and $2,082,000 for the three months ended March 31, 2000 and 1999, respectively. The decrease in earnings in 2000 is primarily due to higher amortization of deferred policy acquisition costs and modest increases in policy benefits. These increases were partially offset by higher premiums and contract revenues and net investment income during the first quarter of 2000.

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below:


                                                  Three Months Ended March 31,
                                                       2000          1999
                                                         (In thousands)


Domestic Life Insurance Operations:
Premiums and other revenue:
    Premiums and contract revenues              $       5,930         5,791
    Net investment income                               6,472         6,331
    Other income                                         -               16

Total premiums and other revenue                       12,402        12,138

Benefits and expenses:
    Policy benefits                                     3,893         3,544
    Amortization of deferred policy
    acquisition costs                                   1,626           932

    Universal life insurance
    contract interest                                   2,222         2,449
    Other operating expenses                            2,086         2,062

Total benefits and expenses                             9,827         8,987

Segment earnings before Federal income taxes            2,575         3,151

Federal income taxes                                      876         1,069

Segment earnings                                $       1,699         2,082


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


                                      Three Months Ended March  31,
                                             2000        1999
                                               (In thousands)


Universal life insurance:
    Cost of insurance                     $    3,023      2,837
    Surrender charges                            482        406
    Policy fees and other revenues               443        308
Traditional life insurance premiums            1,982      2,240

Totals                                    $    5,930      5,791


Actual universal life insurance deposits collected for the quarters ended March 31, 2000 and 1999 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.



                                         Three Months Ended March 31,
                                              2000           1999
                                                (In thousands)


Universal life insurance:
    First year and single premiums      $        1,610         1,105
    Renewal premiums                             3,668         3,769

Totals                                  $        5,278         4,874


Policy benefits were higher in the first quarter of 2000 totaling $3,893,000 compared to $3,544,000 for the comparable 1999 period. The increase was due to significantly higher life insurance benefit claims, which was largely offset by reductions in traditional policy liabilities. Mortality claims experience fluctuates from period to period, and such deviations are not uncommon in the life insurance industry.

Universal life insurance contract interest decreased to $2,222,000 in 2000 compared to $2,449,000 in 1999. This is consistent with the relative stable to declining size of this block of business.

Amortization of deferred policy acquisition costs increased from $932,000 in 1999 to $1,626,000 in 2000. These expenses represent the amortization of the costs of acquiring or producing new business, which consists primarily of agents' commissions. The majority of such costs are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted by the level of policy surrenders, lapses, and benefit claims. The significant increase in amortization for the first quarter of 2000 is partially due to high lapses in a small block of universal life policies.

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

Earnings for the international life insurance operating segment were $2,396,000 and $1,410,000 for the quarters ended March 31, 2000 and 1999, respectively. Earnings in 2000 were higher primarily due to increases in universal life insurance revenues and lower policy benefits. The higher earnings were also somewhat enhanced by slightly higher net investment income.

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below:


                                               Three Months Ended March 31,
                                                    2000           1999
                                                       (In thousands)


International Life Insurance Operations:
Premiums and other revenue:
    Premiums and contract revenues            $       10,686         10,228
    Net investment income                              5,650          5,443
    Other income                                          27             12

Total premiums and other revenue                      16,363         15,683

Benefits and expenses:
    Policy benefits                                    3,650          4,702
    Amortization of deferred policy
    acquisition costs                                  3,157          3,279
    Universal life insurance
    contract interest                                  3,930          3,433
    Other operating expenses                           1,994          2,135

Total benefits and expenses                           12,731         13,549

Segment earnings before
Federal income taxes                                   3,632          2,134

Federal income taxes                                   1,236            724

Segment earnings                              $        2,396          1,410


As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. The international operations' marketing efforts are also focused more on universal life insurance, and, as a result, revenues from these products continue to increase over traditional products. Cost of insurance revenues continue to increase as the international block of business grows, while traditional life insurance premiums were also higher during the first quarter of 2000. These increases were minimally affected by small decreases in surrender charges and policy fees and other revenues. A comparative detail of premiums and contract revenues is provided below:


                                           Three Months Ended March 31,
                                                2000           1999
                                                  (In thousands)


Universal life insurance:
    Cost of insurance                     $        7,616         7,221
    Surrender charges                              1,891         1,956
    Policy fees and other revenues                   803           898
Traditional life insurance premiums                  376           153

Totals                                    $       10,686        10,228


Actual universal life insurance deposits collected for the quarters ended March 31, 2000 and 1999 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                               Three Months Ended March 31,
                                                   2000           1999
                                                      (In thousands)


Universal life insurance:
    First year and single premiums           $        3,123          2,569
    Renewal premiums                                  8,343          8,486

Totals                                       $       11,466         11,055


Policy benefits were significantly lower in 2000 totaling $3,650,000 compared to $4,702,000 in 1999. The decrease in expenses was due to lower life insurance benefit claims.

Universal life insurance contract interest increased from $3,433,000 in 1999 to $3,930,000 in 2000. The increase in contract interest is consistent with growth in the universal life insurance business.

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

Earnings for the annuity operating segment were $8,271,000 and $7,367,000 for the quarters ended March 31, 2000 and 1999, respectively. Earnings for 2000 were up from 1999 primarily due to increased investment income over annuity contract interest. Reducing this increase in earnings are lower premiums and contract revenues and higher amortization of deferred policy acquisition costs.

A comparative analysis of results of operations for the Company's annuity segment is detailed below:


                                               Three Months Ended March 31,
                                                     2000           1999
                                                       (In thousands)


Annuity Operations:
Premiums and other revenue:
    Premiums and contract revenues            $        6,659          7,924
    Net investment income                             45,096         45,896
    Other income                                          88            122

Total premiums and other revenue                      51,843         53,942

Benefits and expenses:
    Policy benefits                                       67            201
    Amortization of deferred policy
    acquisiton costs                                   6,102          5,360
    Annuity contract interest                         30,499         34,729
    Other operating expenses                           2,637          2,504

Total benefits and expenses                           39,305         42,794

Segment earnings before
Federal income taxes                                  12,538         11,148

Federal income taxes                                   4,267          3,781

Segment earnings                              $        8,271          7,367


Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. Annuitizations result in transfers of policies from deferred to immediate or payout status. The deferred revenues related to these annuities are amortized into income during the payout period. Surrender charge revenues were down 19.4% in 2000 compared to 1999 primarily due to reductions in surrender charges from two-tier annuities. Although total annuity policy surrenders were actually only down 2.2% from 1999 to 2000, the mix of surrender types was
significantly  different.    While  single-tier  annuity  policy  surrenders
increased 24% in 2000, two-tier annuity policy surrenders, which typically have much higher surrender charges, declined over 32%. This decline in surrenders and related income from two-tier annuities is not unexpected and could continue, since this is a closed block of business. The Company has not sold two-tier annuities since 1992. A comparative detail of the components of premiums and annuity contract revenues is provided below.


                                               Three Months Ended March 31,
                                                    2000           1999
                                                      (In thousands)


Surrender charges:
   Two-tier annuities                         $        3,052         4,643
   Single-tier annuities                               2,167         1,829

Total surrender charges                                5,219         6,472
Payout annuity and other revenues                      1,426         1,434
Traditional annuity premiums                              14            18

Totals                                        $        6,659         7,924


Actual annuity deposits collected for the quarters ended March 31, 2000 and 1999 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                               Three Months Ended March 31,
                                                    2000           1999
                                                      (In thousands)


Deferred annuities:
    Equity-indexed                            $       34,239        45,630
    Other                                             51,357        51,818

Total deferred annuities                              85,596        97,448
Immediate annuities                                    7,725         7,624

Totals                                        $       93,321       105,072


Although total annuity deposits for the quarter ended March 31, 2000, were lower than the comparable 1999 period, the decline is primarily attributable to equity-indexed annuities. Sales of the Company's other deferred annuity products and immediate annuities were virtually the same for the first quarters of 2000 and 1999.

While sales were lower in 2000, equity-indexed annuities are a major portion of the Company's total annuity production. The Company's equity-indexed annuities are flexible premium deferred annuities which combine the features associated with traditional fixed annuities, with the option to have interest rates that are linked in part to an equity index, the S&P 500 Index. These annuities are long-term contracts designed as planning vehicles for retirement
security.    These  annuities  are  attractive  to  customers,  as  they  have guaranteed minimum interest rates, coupled with the potential for significantly higher returns based on an equity index component. Also, because the Company does not offer variable products or mutual funds, these products provide a key equity-based alternative to the Company's existing fixed annuity products. In conjunction with the sale of these annuities, the Company uses an investment hedging program to offset the potential higher returns that could be paid on these products. Specifically, the Company purchases index options from highly rated banks and brokerage firms. These index options act as hedges to match closely the returns based on the S&P 500 Index which may be paid to policyholders.

Sales of equity-indexed annuities declined during the year ended December 31, 1999, primarily due to volatility in the stock market. This volatility affects both the immediate demand for these annuities and the pricing of these products. Increased product costs from stock market volatility, particularly costs of index options used to hedge the equity return component of these annuities, can reduce potential credited interest to policyholders. The lower production level has continued in the first quarter of 2000, which is consistent with volatility in the stock market, although first quarter 2000 sales were higher than the fourth quarter of 1999.

Net investment income for the first quarters of 2000 and 1999 totaled $45,096,000 and $45,896,000, respectively. As previously described in Summary of Consolidated Operating Results, the decrease in net investment income is due to lower income from index options. Declines in fair values of index options used to hedge the equity return component of the Company's equity-indexed annuity products resulted in lower investment income for the first quarter of 2000. The decline is directly attributable to the decline in the S&P 500 Index over the same period.

Annuity contract interest was $30.5 million in 2000 compared to $34.7 million in 1999. The decrease is due to lower interest credited on equity-indexed annuities due to the decline in the S&P 500 Index. Contract interest on equity-indexed annuities totaled $1,874,000 and $4,726,000 for the quarters ended March 31, 2000 and 1999, respectively. While 2000 contract interest is lower due to equity-indexed annuities, net investment income from index options for 2000 was also $3,300,000 lower than the comparable 1999 first quarter. Although index options are used as hedges, differences between income from index options and contract interest credited to policyholders will occur for several reasons, some of which may only be timing differences between the recognition of income and expenses. One reason is that the costs of the index options are essentially amortized against net investment income as the options are marked to fair value each reporting period. The costs of options are covered by additional income earned on debt securities purchased with equity-indexed annuity premiums. Other differences are due to asset fees charged against policyholder contract interest, surrenders and death benefits on annuities within the annual hedging period, and inherent differences between index option fair values and policy liability reserving treatments related to minimum guaranteed interest rates.

Amortization of deferred policy acquisition costs represents the amortization of the costs of acquiring or producing new business, primarily agents' commissions, the majority of which are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted by the level and type of policy surrenders. Amortization for 2000 and 1999 was $6,102,000 and $5,360,000, respectively.

Other operating expenses totaled $2,637,000 for the first quarter of 2000 compared to $2,504,000 for the comparable 1999 period. As previously described in Summary of Consolidated Operating Results, the Company implemented a new cost allocation study in the first quarter of 2000. This resulted in lower investment expenses and corresponding higher other operating expenses. However, the higher cost allocation to other operating expenses was substantially offset by lower agent commissions. The Company is benefitting from lower agent bonus commissions as a result of a litigation settlement in 1999, which terminated future bonus commissions on certain annuities in-force.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate and other investment operations through the following wholly owned subsidiaries: NWL Investments, Inc., NWL Properties, Inc., NWL 806 Main, Inc., NWL Services, Inc., and NWL Financial, Inc. Also, during January, 1999, the Company's wholly owned subsidiary, The Westcap Corporation, completed its Chapter 11 bankruptcy reorganization. With the reorganization complete, National Western transferred its investment real estate holdings totaling approximately $11,589,000 to Westcap, and the subsidiary is now operating as a real estate management company. Earnings for these other operations totaled $344,000 and $121,000 for the first quarters of 2000 and 1999, respectively.

Most of the income from the Company's subsidiaries is from a life interest in the Libbie Shearn Moody Trust. This asset was owned by National Western Life Insurance Company prior to 1997 but was transferred to NWL Services, Inc., in 1997. Dividend distributions from the Trust are declared semi-annually in June and December each year. Because the asset is a life interest, these distributions are only accrued in the Company's financial statements when declared. Semi-annual distributions in recent years typically exceed $1.7 million.


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

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $46.3 million and $28.4 million for the three months ended March 31, 2000 and 1999, respectively. Net cash flows from the Company's financing activities, which includes universal life and investment annuity deposit product operations, totaled $16.4 million and $16.1 million in the first quarters of 2000 and 1999, respectively. While annuity production declined in 2000 due to lower equity-indexed annuity sales, surrenders remained relatively stable. Cash flows from financing activities also include $12.0 million from utilization of the Company's line of credit short-term borrowing facility.
The borrowings were used for cash management purposes related to the settlement of routine investment transactions.

The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $25.6 million and $41.9 million for the quarters ended March 31, 2000 and 1999, respectively. The Company again expects significant cash flows from these sources throughout the remainder of 2000.

Capital Resources

The Company relies on stockholders' equity for its capital resources, as there has been no long-term debt outstanding in 2000 or recent years. The Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 2000.

Stockholders' equity totaled $478.6 million at March 31, 2000, reflecting an increase of $3.1 million from December 31, 1999. The increase in capital is primarily from net earnings of $12.3 million, offset by an increase in net unrealized losses on investment securities totaling $9.6 million during the first quarter of 2000. The increase in unrealized losses was due to market interest rate conditions and transfers of securities from held to maturity to available for sale. As previously described in Investments in Debt and Equity Securities, the debt securities transfers were executed due to significant credit deterioration of the issuing companies. Book value per share at March 31, 2000, was $136.73.


FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained herein or in other written or oral statements made by or on behalf of National Western Life Insurance Company or its subsidiaries are or may be viewed as forward-looking. Although the Company has used appropriate care in developing any such information, forward-looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, matters described in the Company's SEC filings such as exposure to market risks, anticipated cash flows or operating performance, future capital needs, and statutory or regulatory related issues. However, National Western, as a matter of policy, does not make any specific projections as to future earnings, nor does it endorse any projections regarding future performance that may be made by others. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments. Also, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise.


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


                         PART II.  OTHER INFORMATION

                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

Exhibit 11 -Computation of Earnings Per Share (filed on page __ of this report).

Exhibit 27 -Financial Data Schedule (filed electronically pursuant to
             Regulation S-K).

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2000.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   NATIONAL WESTERN LIFE INSURANCE COMPANY
                                 (Registrant)





Date:  May 10, 2000                  /S/ Ross R. Moody
                                     Ross R. Moody
                                     President, Chief Operating Officer,
                                     and Director
                                     (Authorized Officer)


Date:  May 10, 2000                 /S/ Robert L. Busby, III
                                    Robert L. Busby, III
                                    Senior Vice President -
                                    Chief Administrative Officer,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial Officer)


Date:  May 10, 2000                 /S/ Vincent L. Kasch
                                    Vincent L. Kasch
                                    Vice President - Controller
                                    and Assistant Treasurer
                                    (Principal Accounting Officer)