Form 10-Q
period 2000-06-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2000-08-21
CIK 70684

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2000

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

Yes [ X  ]     No  [      ]


As of August 10, 2000, the number of shares of Registrant's common stock outstanding was: Class A - 3,301,755 and Class B - 200,000.





           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    INDEX



Part I.  Financial Information:                                        Page

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
June 30, 2000 (Unaudited) and December 31, 1999

Condensed Consolidated Statements of Earnings
For the Three Months Ended June 30, 2000 and 1999 (Unaudited)

Condensed Consolidated Statements of Earnings
For the Six Months Ended June 30, 2000 and 1999 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended June 30, 2000 and 1999 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Six Months Ended June 30, 2000 and 1999 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2000 and 1999 (Unaudited)

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2000 and 1999 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II.  Other Information:

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit 11 - Computation of Earnings per Share
For the Three Months Ended June 30, 2000 and 1999 (Unaudited)

Exhibit 11 - Computation of Earnings per Share
For the Six Months Ended June 30, 2000 and 1999 (Unaudited)




                        PART I.  FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                     (Unaudited)
                                                      June 30,   December 31,
                  ASSETS                                2000         1999


Cash and investments:
    Securities held to maturity,
    at amortized cost                              $  2,138,688    2,151,924
    Securities available for sale, at fair value        728,186      717,948
    Mortgage loans, net of allowances for
    possible losses ($4,104 and $4,104)                 202,024      183,902
    Policy loans                                        115,772      117,309
    Index options                                        22,598       32,820
    Other long-term investments                          40,396       32,766
    Cash and short-term investments                       2,638       14,010

Total cash and investments                            3,250,302    3,250,679

Deferred policy acquisition costs                       392,123      369,665
Accrued investment income                                49,444       47,756
Federal income tax receivable                               282          237
Deferred Federal income tax asset                         1,345         -
Other assets                                             23,588       14,491

                                                   $  3,717,084    3,682,828


Note: The balance sheet at December 31, 1999, has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.



           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands except share amounts)


                                                     (Unaudited)
                                                      June 30,   December 31,
       LIABILITIES AND STOCKHOLDERS' EQUITY             2000         1999


LIABILITIES:

Future policy benefits:
    Traditional life and annuity products          $    161,806      165,020
    Universal life and investment
    annuity contracts                                 2,984,775    2,983,060
Other policyholder liabilities                           25,861       24,103
Federal income taxes payable:
    Current                                                -           4,763
    Deferred                                               -           4,659
Short-term borrowings                                    23,000         -
Other liabilities                                        38,714       25,701

Total liabilities                                     3,234,156    3,207,306

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:

Common stock:
    Class A - $1 par value; 7,500,000
    shares authorized; 3,301,755
    and 3,300,728 shares issued and outstanding
    in 2000 and 1999                                      3,302        3,301
    Class B - $1 par value; 200,000
    shares authorized, issued,
    and outstanding in 2000 and 1999                        200          200
Additional paid-in capital                               25,065       25,028
Accumulated other comprehensive loss                    (16,124)      (3,566)
Retained earnings                                       470,485      450,559

Total stockholders' equity                              482,928      475,522

                                                   $  3,717,084    3,682,828


Note: The balance sheet at December 31, 1999, has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.



           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              For the Three Months Ended June 30, 2000 and 1999
                                 (Unaudited)
                   (In thousands except per share amounts)


                                                        2000         1999


Premiums and other revenue:
    Life and annuity premiums                      $      2,900        3,381
    Universal life and investment annuity
    contract revenues                                    25,384       20,658
    Net investment income                                48,815       64,704
    Other income                                            139          127
    Realized gains (losses) on investments               (5,832)         873

Total premiums and other revenue                         71,406       89,743

Benefits and expenses:
    Life and other policy benefits                        9,501        8,465
    Decrease in liabilities for
    future policy benefits                               (1,011)        (408)
    Amortization of deferred policy
    acquisition costs                                    11,293       10,435
    Universal life and investment annuity
    contract interest                                    32,760       44,993
    Other operating expenses                              7,360        7,828

Total benefits and expenses                              59,903       71,313

Earnings before Federal income taxes                     11,503       18,430

Provision (benefit) for Federal income taxes:
    Current                                               4,180        7,664
    Deferred                                               (270)      (1,432)

Total Federal income taxes                                3,910        6,232

Net earnings                                       $      7,593       12,198

Basic Earnings Per Share:
    Net earnings                                   $       2.17         3.49

Diluted Earnings Per Share:
    Net earnings                                   $       2.16         3.46


See accompanying notes to condensed consolidated financial statements.




           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               For the Six Months Ended June 30, 2000 and 1999
                                 (Unaudited)
                   (In thousands except per share amounts)


                                                        2000         1999


Premiums and other revenue:
    Life and annuity premiums                      $      5,272        5,792
    Universal life and investment annuity
    contract revenues                                    46,287       42,190
    Net investment income                               106,555      122,556
    Other income                                            254          277
    Realized gains (losses) on investments               (6,412)       5,678

Total premiums and other revenue                        151,956      176,493

Benefits and expenses:
    Life and other policy benefits                       19,593       17,153
    Decrease in liabilities for
    future policy benefits                               (3,493)        (649)
    Amortization of deferred policy
    acquisition costs                                    22,178       20,006
    Universal life and investment annuity
    contract interest                                    69,411       85,604
    Other operating expenses                             14,077       14,529

Total benefits and expenses                             121,766      136,643

Earnings before Federal income taxes                     30,190       39,850

Provision for Federal income taxes:
    Current                                               9,505       13,124
    Deferred                                                759          425

Total Federal income taxes                               10,264       13,549

Net earnings                                       $     19,926       26,301

Basic Earnings Per Share:
    Net earnings                                   $       5.69         7.52

Diluted Earnings Per Share:
    Net earnings                                   $       5.66         7.45


See accompanying notes to condensed consolidated financial statements.




           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              For the Three Months Ended June 30, 2000 and 1999
                                 (Unaudited)
                                (In thousands)

                                                        2000         1999


Net earnings                                       $      7,593       12,198

Other comprehensive income (loss),
net of effects of deferred
policy acquisition costs and taxes:
    Unrealized losses on securities:
        Unrealized holding losses
        arising during period                            (6,298)      (7,060)
        Less: reclassification adjustment
        for losses (gains)
        included in net earnings                          4,203         (377)
        Amortization of net unrealized gains
        related to transferred securities                  (110)          54
        Unrealized losses on securities
        transferred during period from
        held to maturity to available for sale           (1,145)        -

        Net unrealized losses on securities              (3,350)      (7,383)

    Foreign currency translation adjustments                  5          (69)

Other comprehensive loss                                 (3,345)      (7,452)

Comprehensive income                               $      4,248        4,746


See accompanying notes to condensed consolidated financial statements.




           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               For the Six Months Ended June 30, 2000 and 1999
                                 (Unaudited)
                                (In thousands)



                                                        2000         1999


Net earnings                                       $     19,926       26,301

Other comprehensive income (loss),
net of effects of deferred
policy acquisition costs and taxes:
    Unrealized losses on securities:
        Unrealized holding losses
        arising during period                            (7,774)     (11,946)
        Less: reclassification adjustment
        for losses (gains)
        included in net earnings                          4,203       (2,048)
        Amortization of net unrealized gains
        related to transferred securities                  (179)         (31)
        Unrealized losses on securities
        transferred during period
        from held to maturity to available for sale      (9,166)        -

        Net unrealized losses on securities             (12,916)     (14,025)

    Foreign currency translation adjustments                358          (78)

Other comprehensive loss                                (12,558)     (14,103)

Comprehensive income                               $      7,368       12,198


See accompanying notes to condensed consolidated financial statements.




           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the Six Months Ended June 30, 2000 and 1999
                                 (Unaudited)
                                (In thousands)


                                                        2000         1999


Common stock:
    Balance at beginning of year                   $      3,501        3,498
    Shares exercised under stock option plan                  1            3

Balance at end of period                                  3,502        3,501

Additional paid-in capital:
    Balance at beginning of year                         25,028       24,899
    Shares exercised under stock option plan                 37          129

Balance at end of period                                 25,065       25,028

Accumulated other comprehensive income (loss):
     Unrealized gains (losses) on securities:
        Balance at beginning of year                     (6,412)      16,000
        Change in unrealized losses during period       (12,916)     (14,025)

        Balance at end of period                        (19,328)       1,975

    Foreign currency translation adjustments:
        Balance at beginning of year                      2,846        2,634
        Change in translation adjustments
        during period                                       358          (78)

        Balance at end of period                          3,204        2,556

Accumulated other comprehensive
income (loss) at end of period                          (16,124)       4,531

Retained earnings:
    Balance at beginning of year                        450,559      391,334
    Net earnings                                         19,926       26,301

Balance at end of  period                               470,485      417,635

Total stockholders' equity                         $    482,928      450,695


See accompanying notes to condensed consolidated financial statements.



           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six Months Ended June 30, 2000 and 1999
                                 (Unaudited)
                                (In thousands)



                                                        2000         1999


Cash flows from operating activities:
    Net earnings                                   $     19,926       26,301
    Adjustments to reconcile net
    earnings to net cash
    from operating activities:
    Universal life and investment
    annuity contract interest                            69,411       85,604
    Surrender charges and other policy revenues         (22,555)     (19,616)
    Realized losses (gains) on investments                6,412       (5,678)
    Accrual and amortization of
    investment income                                    (2,213)      (2,670)
    Depreciation and amortization                           527          505
    Decrease (increase) in insurance
    receivables and other assets                         (2,466)       4,965
    Increase in accrued investment income                (1,688)      (1,294)
    Increase in deferred policy
    acquisition costs                                    (8,988)     (12,033)
    Decrease in liability for future
    policy benefits                                      (3,493)        (649)
    Increase in other policyholder liabilities            1,758          122
    Decrease in Federal income taxes payable             (4,049)      (2,138)
    Increase (decrease) in other liabilities             13,013      (12,301)
    Decrease (increase) in value of index options        11,832       (6,836)
    Other                                                  (336)        (221)

Net cash provided by operating activities                77,091       54,061

Cash flows from investing activities:
    Proceeds from sales of:
       Securities held to maturity                         -            -
       Securities available for sale                      9,993       40,101
       Other investments                                 13,874        9,848
    Proceeds from maturities and redemptions of:
       Securities held to maturity                       14,189       42,997
       Securities available for sale                     24,825       34,535
    Purchases of:
       Securities held to maturity                      (64,815)    (116,474)
       Securities available for sale                    (18,765)     (93,984)
       Other investments                                (23,192)     (23,512)
    Principal payments on mortgage loans                  9,683       29,140
    Cost of mortgage loans acquired                     (27,357)     (27,951)
    Decrease in policy loans                              1,537        5,333
    Decrease in assets of discontinued operations          -              48
    Decrease in liabilities of
    discontinued operations                                -             (48)
    Other                                                (6,670)        (212)

Net cash used in investing activities                   (66,698)    (100,179)



(Continued on next page)



           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
               For the Six Months Ended June 30, 2000 and 1999
                                 (Unaudited)
                                (In thousands)



                                                        2000         1999


Cash flows from financing activities:
    Deposits to account balances for universal
    life and investment annuity contracts          $    188,988      210,832
    Return of account balances on universal
    life and investment annuity contracts              (233,791)    (184,474)
    Increase in short-term borrowings                    23,000         -
    Issuance of common stock under
    stock option plan                                        38          132

Net cash provided by (used in)
financing activities                                    (21,765)      26,490

Net decrease in cash and short-term investments         (11,372)     (19,628)
Cash and short-term investments
at beginning of year                                     14,010       24,508

Cash and short-term investments at end of period   $      2,638        4,880


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

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of its operations for the three months and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the three months and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.


(2) STOCKHOLDERS' EQUITY

(A) Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below:


                                                    Six Months Ended June 30,
                                                          2000        1999
                                                          (In thousands)


Common stock shares outstanding:
   Shares outstanding at beginning of year                3,501        3,498
   Shares exercised under stock option plan                   1            3

Shares outstanding at end of period                       3,502        3,501


(B)  Dividends

The Company paid no cash dividends on common stock during the six months ended June 30, 2000 and 1999.


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


(4) SEGMENT AND OTHER OPERATING INFORMATION

The Company's reportable operating segments include domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas. A summary of segment information for the three and six months ended June 30, 2000 and 1999 is provided below.


Selected Segment Information:
                    Domestic International
                      Life        Life                    All
                    Insurance  Insurance   Annuities    Others      Totals

                                         (In thousands)


June 30, 2000:
Selected Balance
Sheet Items:
Deferred policy
 acquisition
 costs             $  74,601      76,165     241,357        -        392,123
Total segment
 assets              406,158     382,253   2,860,791      47,899   3,697,101
Future policy
 benefits            320,863     296,200   2,529,518        -      3,146,581
Other
 policyholder
 liabilities           9,259       6,944       9,658        -         25,861

Three Months
Ended
June 30, 2000:
Condensed Income
Statements:
Premiums and
 contract
 revenues          $  6,007      11,022      11,255        -         28,284
Net investment
 income                6,563       5,769      34,246       2,237      48,815
Other income              22           2         115        -            139
 Total
 revenues             12,592      16,793      45,616       2,237      77,238
Policy benefits        4,305       4,144          41        -          8,490
Amortization of
 deferred
 policy
 acquisition
 costs                   572       3,794       6,927        -         11,293
Universal life
 and investment
 annuity
 contract
 interest              2,418       3,956      26,386        -         32,760
Other operating
 expenses              2,297       2,049       2,774         240       7,360
Federal income
 taxes                 1,029         979       3,260         683       5,951
 Total expenses       10,621      14,922      39,388         923      65,854
Segment earnings    $  1,971       1,871       6,228       1,314      11,384

Six Months Ended
June 30, 2000:
Condensed Income
Statements:
Premiums and
 contract
 revenues           $ 11,937      21,708      17,914        -         51,559
Net investment
 income               13,035      11,419      79,342       2,759     106,555
Other income              22          29         203        -            254
 Total revenues       24,994      33,156      97,459       2,759     158,368
Policy benefits        8,198       7,794         108        -         16,100
Amortization of
 deferred
 policy
 acquisition
 costs                 2,198       6,951      13,029        -         22,178
Universal life
 and investment
 annuity
 contract
 interest              4,640       7,886      56,885        -         69,411
Other operating
 expenses              4,383       4,043       5,411         240      14,077
Federal income
 taxes                 1,905       2,215       7,527         861      12,508
 Total expenses       21,324      28,889      82,960       1,101     134,274
Segment earnings    $  3,670       4,267      14,499       1,658      24,094



Selected Segment Information:

                    Domestic International
                      Life        Life                    All
                    Insurance  Insurance   Annuities    Others      Totals
                                         (In thousands)


June 30, 1999:
Selected Balance
Sheet Items:
Deferred policy
 acquisition
 costs              $ 69,886      73,021     200,654        -        343,561
Total segment
 assets              408,013     373,831   2,767,952      34,521   3,584,317
Future policy
 benefits            323,527     287,792   2,459,637        -      3,070,956
Other
 policyholder
 liabilities           9,062       7,383       7,632        -         24,077

Three Months
Ended
June 30, 1999:
Condensed Income
Statements:
Premiums and
 contract
 revenues           $  6,489      10,516       7,034        -         24,039
Net investment
 income                6,347       5,460      50,864       2,033      64,704
Other income              51          41          35        -            127
 Total revenues       12,887      16,017      57,933       2,033      88,870
Policy benefits        5,156       3,705        (804)       -          8,057
Amortization of
 deferred
 policy
 acquisition
 costs                 1,460       3,283       5,692        -         10,435
Universal life
 and investment
 annuity contract
 interest              2,436       3,461      39,096        -         44,993
Other operating
 expenses              2,757       2,268       2,803        -          7,828
Federal income
 taxes                   362       1,115       3,762         688       5,927
 Total expenses       12,171      13,832      50,549         688      77,240
Segment earnings    $    716       2,185       7,384       1,345      11,630

Six Months Ended
June 30, 1999:
Condensed Income
Statements:
Premiums and
 contract
 revenues           $ 12,280      20,744      14,958        -         47,982
Net investment
 income               12,678      10,903      96,760       2,215     122,556
Other income              67          53         157        -            277
 Total revenues       25,025      31,700     111,875       2,215     170,815
Policy benefits        8,700       8,407        (603)       -         16,504
Amortization of
 deferred
 policy
 acquisition
 costs                 2,392       6,562      11,052        -         20,006
Universal life
 and investment
 annuity contract
 interest              4,885       6,894      73,825        -         85,604
Other operating
 expenses              4,819       4,403       5,307        -         14,529
Federal income
 taxes                 1,431       1,839       7,543         749      11,562
 Total expenses       22,227      28,105      97,124         749     148,205
Segment earnings    $  2,798       3,595      14,751       1,466      22,610



Reconciliations of segment information to the Company's consolidated financial statements are provided below:


                      Three Months Ended June 30,   Six Months Ended June 30,
                             2000         1999         2000         1999
                                             (In thousands)


Premiums and Other
Revenue:
Premiums and contract
 revenues               $     28,284       24,039       51,559       47,982
Net investment income         48,815       64,704      106,555      122,556
Other income                     139          127          254          277
Realized gains on
 investments                  (5,832)         873       (6,412)       5,678

Total consolidated
 premiums
 and other revenue      $     71,406       89,743      151,956      176,493




                  Three Months Ended June 30,       Six Months Ended June 30,
                             2000         1999         2000         1999
                                             (In thousands)


Federal Income Taxes:
Total segment Federal
 income taxes            $     5,951        5,927       12,508       11,562
Taxes (benefits)
 on realized
 gains (losses)
 on investments               (2,041)         305       (2,244)       1,987

Total consolidated
 Federal income taxes    $     3,910        6,232       10,264       13,549




                        Three Months Ended June 30, Six Months Ended June 30,
                             2000         1999         2000         1999
                                            (In thousands)


Net Earnings:
Total segment earnings    $   11,384       11,630       24,094       22,610
Realized gains (losses)
 on investments,
 net of taxes                 (3,791)         568       (4,168)       3,691

Total consolidated
 net earnings             $    7,593       12,198       19,926       26,301




                                                             June 30,
                                                        2000         1999
                                                          (In thousands)


Assets:
Total segment assets                               $  3,697,101    3,584,317
Other unallocated assets                                 19,983       15,535

Total consolidated assets                          $  3,717,084    3,599,852





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


                                        Six Months Ended June 30,
                                           2000           1999


United States domestic market:
     Investment annuities                      77.3  %        81.6  %
     Life insurance                             6.6            5.9

Total domestic market                          83.9           87.5

International market:
     Investment annuities                       3.0            0.9
     Life insurance                            13.1           11.6

Total international market                     16.1           12.5

Total direct premiums collected               100.0  %       100.0  %


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

Investments in debt and equity securities are classified and reported as either securities held to maturity or securities available for sale. The Company does not maintain a portfolio of trading securities. The reporting category chosen for the Company's securities investments depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. At June 30, 2000, approximately 26.1% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

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

The Company's overall conservative investment philosophy is reflected in the allocation of its investments which is detailed below as of June 30, 2000 and December 31, 1999. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and real estate.

                                            Percent of Investments
                                           June 30,     December 31,
                                             2000           1999


Debt securities                                  87.7%          87.8%
Mortgage loans                                    6.2            5.7
Policy loans                                      3.6            3.6
Index options                                     0.7            1.0
Equity securities                                 0.5            0.5
Real estate                                       0.4            0.4
Other                                             0.9            1.0

Totals                                          100.0%         100.0%



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


                                           Below Investment
                                        Grade Debt Securities
                                                                      % of
                           Amortized     Carrying      Market      Invested
                             Cost         Value        Value        Assets
                                  (In thousands except percentages)


June 30, 2000           $    103,624       78,510       75,240          2.4%

December 31, 1999       $     73,607       70,900       63,864          2.2%

December 31, 1998       $     46,453       44,974       45,317          1.4%


Although National Western purchases only investment grade debt securities, a growing number of companies have become more leveraged due to an environment of heightened acquisition activity and large share repurchase programs. Therefore, continued monitoring of credit quality after the purchase of a company's debt securities is crucial in order for National Western to maintain a high quality portfolio with a low percentage of below investment grade debt securities. While the Company's holdings of below investment grade debt securities remain low, these holdings have increased from $44,974,000 at December 31, 1998, to $78,510,000 at June 30, 2000. This increase is due to downgrades of investment grade debt securities as opposed to purchases of such holdings. Historically, the Company's strong credit risk management and commitment to quality has resulted in minimal defaults in the debt securities portfolio.

During the third and fourth quarters of 1999, the Company recorded permanent impairment writedowns totaling $4,403,000 related to two separate securities. The writedowns were reflected as realized losses. One of these securities was classified as available for sale and the other as held to maturity. The Company subsequently transferred the held to maturity holding to securities available for sale during the first quarter of 2000. Subsequently, three additional debt securities experienced significant credit deterioration. As a result of the significant deterioration of the issuing companies' creditworthiness, National Western also transferred these three securities from held to maturity to available for sale during the first quarter of 2000. Amortized cost, net of writedowns, of the four transferred securities totaled $49,528,000. Unrealized losses resulting from recording the securities at fair value, before effects of taxes and deferred policy acquisitions costs, totaled $20,376,000. The unrealized losses were recorded as a component of accumulated other comprehensive loss in the accompanying financial statements for the quarter ended March 31, 2000.

During the second quarter of 2000, an additional below investment grade debt security, which the Company has been monitoring closely due to credit deterioration, defaulted on its interest payment. Based on the current condition of the issuing company, complete recovery of National Western's investment in this security is not expected. As a result, the Company recorded a permanent impairment writedown for this security totaling $6,715,000 during the quarter ended June 30, 2000 and also transferred the security from held to maturity to available for sale. The writedown was recorded as a realized investment loss. Amortized cost, net of writedowns, of this security totaled $8,250,000 and unrealized losses resulting from recording the security at fair value, before the effects of taxes and deferred policy acquisition costs, totaled $4,000,000. The unrealized losses were recorded as a component of accumulated other comprehensive loss in the accompanying financial statements for the quarter ended June 30, 2000.

The Company is closely monitoring the previously described securities as well as its other below investment grade holdings. While additional losses are not currently anticipated based on the existing status and condition of these securities, continued credit deterioration of some securities is possible, which may result in further writedowns.

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


                                           June 30,      December 31,
                                             2000            1999


AAA and U.S. government                          28.4%           28.7%
AA                                                7.9             8.8
A                                                33.9            34.1
BBB                                              27.1            25.9
BB and other below investment grade               2.7             2.5

                                                100.0%          100.0%


Another important part of the Company's investment philosophy is managing the cash flow stability of the portfolio. Because expected maturities of securities may differ from contractual maturities due to prepayments, extensions, and calls, the Company takes steps to manage and minimize these risks. The Company continues to reduce its exposure to prepayment and extension risks by lowering its holdings of mortgage-backed securities. This strategy began in 1994 when mortgage-backed securities totaled 47.6% of the entire portfolio, but now total only 20.2% at June 30, 2000. The majority of this reduction has been achieved by shifting investments into corporate securities and public utilities, as these holdings have increased from 47.0% at December 31, 1994 to 69.5% at June 30, 2000. Also, most of these additions have been noncallable corporates, which help reduce prepayment and call risks.

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

As of June 30, 2000, CMOs represent approximately 94% of the Company's mortgage-backed securities. The CMOs in the Company's portfolio have been modeled and subjected to detailed, comprehensive analysis by the Company's investment staff. The overall structure of the CMO as well as the individual tranche being considered for purchase have been evaluated to ensure that the security fits appropriately within the Company's investment philosophy and asset/liability management parameters. The Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension, and credit risks.

At June 30, 2000, the Company's debt and equity securities were classified as follows:


                                                                 Unrealized
                                        Fair       Amortized       Gains
                                        Value         Cost        (Losses)
                                                 (In thousands)


Securities held to maturity:
    Debt securities                $  2,063,393    2,138,688       (75,295)
Securities available for sale:
    Debt securities                     712,117      771,963       (59,846)
    Equity securities                    16,069       12,754         3,315

Totals                             $  2,791,579    2,923,405      (131,826)


As detailed above, debt securities classified as held to maturity comprise the majority of the Company's securities portfolio, while equity securities are a small component of the portfolio. Unrealized losses totaling $131,826,000 on the securities portfolio at June 30, 2000, are a reflection of market conditions at quarter-end. The fair values, or market values, of fixed income debt securities generally correlate to external market interest rate conditions. Because the interest rates are fixed on almost all of the Company's debt securities, market values typically increase when market interest rates decline, and decrease when market interest rates rise. However, market values may fluctuate for other reasons, such as changing economic conditions or increasing event-risk concerns. An analysis of the change in unrealized gains and losses on the Company's securities portfolio for the quarter ended June 30, 2000, is detailed below:


                                                                  Change in
                                   Unrealized Gains (Losses)     Unrealized
                                        At            At       Gains (Losses)
                                     June 30,      March 31,     During 2nd
                                       2000          2000       Quarter 2000
                                                 (In thousands)


Securities held to maturity:
    Debt securities               $    (75,295)      (68,470)        (6,825)
Securities available for sale:
    Debt securities                    (59,846)      (48,078)       (11,768)
    Equity securities                    3,315         3,222             93

Totals                            $   (131,826)     (113,326)       (18,500)


Unrealized losses at June 30, 2000, increased 45% from year-end 1999 and 16% from March 31, 2000, even though market interest rates of the ten year U.S. Treasury bond actually decreased approximately 40 basis points during this six month period. With market interest rates declining, it would be expected that market values of debt securities would increase. However, market values actually decreased because of the substantial widening of the yield premium for corporate bonds over comparable Treasury securities. Approximately 69% of National Western's bond portfolio consists of corporate bonds, including public utilities. The increase of the yield premium has primarily been event-risk driven as companies increase their leverage through stock buyback programs and acquisitions. Because the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in market values have relatively small effects on the Company's financial statements. Also, the Company has the intent and ability to hold these securities to maturity, and it is unlikely that sales of such securities would be required which would realize market gains or losses.

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

The Company's market risk-sensitive assets include debt securities, equity securities which are almost entirely preferred stocks, mortgage loans, policy loans, and index options. The Company does not maintain a securities trading portfolio. Market risk-sensitive liabilities include policy liabilities for deferred and immediate investment annuity contracts and supplemental contracts. Sensitivity analysis expresses the potential gain or loss in fair value, over a selected time period, from one or more selected hypothetical changes in interest rates which are reasonably possible in the near term. The Company performed detailed sensitivity analysis at December 31, 1999, for its interest rate-sensitive assets. Based on the recent changes in market conditions in the first six months of 2000, the changes in market values of the Company's debt securities fell somewhat outside the expected range of results of this analysis. The deviation from the expected results was due to the volatility in the corporate bond market as previously described above.

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

Portfolio Analysis

The Company held net investments in mortgage loans totaling $202,024,000 and $183,902,000, or 6.2% and 5.7% of total invested assets, at June 30, 2000, and December 31, 1999, respectively. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

The diversification of the mortgage loan portfolio by geographic regions of the United States and by property type as of June 30, 2000, and December 31, 1999, was as follows:


                                      June 30,     December 31,
Geographic Region:                      2000           1999


West South Central                        55.2%          58.8%
Mountain                                  23.3           20.5
Pacific                                    9.8           11.0
South Atlantic                             4.5            5.1
East South Central                         3.8            4.2
Other                                      3.4            0.4

Totals                                   100.0%         100.0



                                       June 30,     December 31,
Property Type:                           2000           1999


Retail                                    60.3%          56.1%
Office                                    24.2           27.4
Hotel/Motel                                6.4            7.2
Land/Lots                                  3.5            2.5
Nursing Homes                              2.0            2.4
Apartment                                  1.0            1.6
Other                                      2.6            2.8

Totals                                   100.0%         100.0%


As of June 30, 2000, the allowance for possible losses on mortgage loans was $4,104,000. No additions were made to the allowance in the first six months of 2000. Although management believes that the current balance is adequate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the West South Central region which includes Texas, Louisiana, Oklahoma, and Arkansas, as this area contains the highest concentrations of the Company's mortgage loans.

The Company currently places all loans past due three months or more on nonaccrual status, thus recognizing no interest income on the loans. The Company had mortgage loan principal balances on nonaccrual status totaling $3,031,000 and $3,014,000 at June 30, 2000 and December 31, 1999,
respectively. Also, the Company will at times restructure mortgage loans under certain conditions which may involve changes in interest rates, payment terms, or other modifications. For the six months ended June 30, 2000, the reductions in interest income due to nonaccrual and restructured mortgage loans were approximately $155,000. For the six months ended June 30, 1999, the reductions in interest income due to nonaccrual and restructured mortgage loans were not significant.

The Company owns real estate that was acquired through foreclosure and through direct investment totaling $12,355,000 and $11,388,000 at June 30, 2000, and December 31, 1999, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized operating income on these properties of approximately $395,000 and $450,000 for the six months ended June 30, 2000 and 1999. Also during the first six months of 2000 and 1999, the Company sold real estate properties resulting in realized gains on investments totaling $207,000 and $1,419,000, respectively.

The Company monitors the conditions and market values of these properties on a regular basis. No significant realized losses were recognized due to declines in values of properties for the six months ended June 30, 2000 and 1999, respectively. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Consolidated Operations

Summary of Consolidated Operating Results

A summary of operating results for the three months ended June 30, 2000 and 1999 is provided below:


                                                 Three Months Ended June 30,
                                                        2000          1999
                                         (In thousands except per share data)


Revenues:
Revenues, excluding realized gains
(losses) and index options                        $      89,728       82,918
Index options                                           (12,490)       5,952
Realized gains (losses) on investments                   (5,832)         873

Total revenues                                    $      71,406       89,743

Earnings:
Earnings from operations                          $      11,384       11,630
Net realized gains (losses) on investments               (3,791)         568

Net earnings                                      $       7,593       12,198

Basic Earnings Per Share:
Earnings from operations                          $        3.25         3.33
Net realized gains (losses) on investments                (1.08)        0.16

Net earnings                                      $        2.17         3.49

Diluted Earnings Per Share:
Earnings from operations                          $        3.24         3.30
Net realized gains (losses) on investments                (1.08)        0.16

Net earnings                                      $        2.16         3.46


Consolidated Operating Results: Earnings from operations, excluding net realized gains and losses on investments, totaled $11,384,000 for the quarter ended June 30, 2000, compared to $11,630,000 for the second quarter of 1999. Earnings for the current quarter were affected by the Company's equity-indexed
annuity  business.    These  annuities  combine  features  associated  with
traditional fixed annuities, with the option to have interest rates linked in part to an equity index, the S&P 500 Index. Volatility and declines in the S&P 500 Index during the second quarter of 2000 resulted in lower earnings from this block of business. However, universal life and annuity contract revenues were significantly higher offsetting much of the impact from the equity-indexed annuity business.

Revenues for the quarters ended June 30, 2000 and 1999 totaled $71,406,000 and $89,743,000, respectively. The lower revenues in 2000 are due to realized losses on investments and significant decreases in investment income from index options which are used to hedge the Company's equity-indexed annuities. The lower investment income was substantially offset by lower annuity contract interest expense, which reflects the results of the Company's hedging policy of this business. Excluding both realized gains and losses on investments and income or losses from index options, as these items can be irregular and variable in nature, revenues reflected significant growth totaling $89,728,000 and $82,918,000 for the quarters ended June 30, 2000 and 1999, respectively.

The Company recorded realized losses on investments, net of taxes, totaling $3,791,000 for the quarter ended June 30, 2000, compared to gains of $568,000 for the second quarter of 1999. The loss in the second quarter of 2000 is primarily due to a permanent impairment writedown for a specific debt security
which defaulted during the quarter.   The Company's policy is to record an
impairment writedown when a decline in value is other than temporary and full recovery of the investment cost is not expected. Overall, the Company's debt securities portfolio remains high quality with minimal holdings of below investment grade securities, particularly in comparison to life insurance industry averages.

Universal Life and Investment Annuity Contract Revenues: Contract revenues increased significantly during the quarter ended June 30, 2000 totaling $25,384,000 compared to $20,658,000 for the comparable 1999 period. This increase of over 22% is almost entirely due to higher annuity surrender charge
income.    Surrenders  for  both  single-tier  and  two-tier  annuities  were abnormally high during the second quarter of 2000.

Net Investment Income: Net investment income decreased 24.6% from the second quarter of 1999, primarily due to declines in fair values of index options used to hedge the equity return component of the Company's equity-indexed annuity product. The index options, which act as hedges to match closely the returns on the S&P 500 Index, are reported at fair value in the accompanying financial statements. The changes in the values of the index options and the credited interest on policyholder liabilities for equity-indexed annuities are both reflected in the statement of earnings. The reduction to investment income from index options for the quarter ended June 30, 2000, totaled $12,490,000 compared to income of $5,952,000 for the comparable period of 1999. This significant decline is directly attributable to the volatility and decline in the S&P 500 Index. While net investment income was lower due to these options, this reduction was substantially offset by lower annuity contract interest expense as the credited return on the Company's equity-indexed annuities are also based on the same S&P 500 Index. A detail of net investment income is provided below:


                                         Three Months Ended June 30,
                                              2000          1999
                                                (In thousands)


Investment income:
    Debt securities                     $      52,894        51,097
    Mortgage loans                              4,726         4,021
    Policy loans                                2,040         2,045
    Index options                             (12,490)        5,952
    Other investment income                     2,790         2,720

Total investment income                        49,960        65,835
Investment expenses                             1,145         1,131

Net investment income                   $      48,815        64,704


Life and Other Policy Benefits: Policy benefits in the second quarter of 2000 increased 12.2% over the 1999 second quarter. The higher expenses were almost entirely due to life insurance benefits claims which increased $1,044,000 as indicated in the comparative detail provided below:


                                          Three Months Ended June 30,
                                               2000          1999
                                                 (In thousands)


Life insurance benefit claims            $       6,482         5,438
Surrenders of traditional products               2,658         2,513
Other policy benefits                              361           514

Totals                                   $       9,501         8,465


Universal Life and Investment Annuity Contract Interest: The Company closely monitors its credited interest rates, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. Rates are established or adjusted after careful consideration and evaluation of these factors against established objectives. As market interest rates fluctuate, the Company's credited interest rates are often adjusted accordingly, while also taking into consideration other factors as described above. Contract interest totaled $32.8 million and $45.0 million for the quarters ended June 30, 2000 and 1999, respectively. The decrease is primarily attributable to interest on the Company's equity-indexed annuity products. Because of the volatility and decline of the S&P 500 Index during the second quarter of 2000, the related contract interest of the equity-indexed annuities also declined. Correspondingly, the income from index options used to hedge these annuities also declined, substantially offsetting the lower contract interest.

Other Operating Expenses: These expenses totaled $7,360,000 and $7,828,000 for the quarters ended June 30, 2000 and 1999, respectively. Included in 1999 expenses is an additional accrual for state income taxes totaling $800,000. While a portion of these taxes relate to 1999, the majority of this accrual covers adjustments for previous years.

Federal Income Taxes: Federal income taxes include no unusual items as effective tax rates for the quarters ended June 30, 2000 and 1999 were 34.0% and 33.8%, respectively.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the quarters ended June 30, 2000 and 1999 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.


                    Domestic   International
                      Life        Life                    All
                    Insurance  Insurance   Annuities    Others      Totals
                                         (In thousands)


Segment earnings:

 June 30, 2000       $ 1,971       1,871       6,228       1,314      11,384

 June 30, 1999       $   716       2,185       7,384       1,345      11,630


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

Earnings for the domestic life insurance operating segment were $1,971,000 and $716,000 for the three months ended June 30, 2000 and 1999, respectively. The increase in earnings in 2000 is primarily due to decreases in amortization of deferred policy acquisition costs, policy benefits, and other operating expenses.

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below:


                                                  Three Months Ended June 30,
Domestic Life Insurance Operations:                    2000          1999
                                                         (In thousands)


Premiums and other revenue:
    Premiums and contract revenues               $       6,007         6,489
    Net investment income                                6,563         6,347
    Other income                                            22            51

Total premiums and other revenue                        12,592        12,887

Benefits and expenses:
    Policy benefits                                      4,305         5,156
    Amortization of deferred policy
    acquisition costs                                      572         1,460
    Universal life insurance
    contract interest                                    2,418         2,436
    Other operating expenses                             2,297         2,757

Total benefits and expenses                              9,592        11,809

Segment earnings before Federal income taxes             3,000         1,078

Federal income taxes                                     1,029           362

Segment earnings                                 $       1,971           716


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


                                                Three Months Ended June 30,
                                                     2000          1999
                                                       (In thousands)


Universal life insurance:
    Cost of insurance                         $        3,037         2,947
    Surrender charges                                    476           477
    Policy fees and other revenues                       170           335
Traditional life insurance premiums                    2,324         2,730

Totals                                        $        6,007         6,489


Actual universal life insurance deposits collected for the quarters ended June
30,  2000  and  1999  are  detailed  below.    Deposits  collected  on  these
nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.

                                                  Three Months Ended June 30,
                                                     2000         1999
                                                       (In thousands)


Universal life insurance:
    First year and single premiums             $       1,281        1,270
    Renewal premiums                                   3,676        3,491
Totals                                         $       4,957        4,761


Policy benefits were lower in the second quarter of 2000 totaling $4,305,000 compared to $5,156,000 for the comparable 1999 period. The decrease is due to reductions in traditional policy liabilities which were partially offset by higher life insurance benefit claims. Mortality claims experience fluctuates from period to period, and such deviations are not uncommon in the life insurance industry.

Universal life insurance contract interest remained relatively constant at $2,418,000 in 2000 compared to $2,436,000 in 1999. This is consistent with the relative stable to declining size of this block of business.

Amortization of deferred policy acquisition costs was significantly lower in 2000 totaling $572,000 compared to $1,460,000 in 1999. These expenses represent the amortization of the costs of acquiring or producing new business, which consists primarily of agents' commissions. The majority of such costs are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. The lower amortization costs in 2000 resulted from adjustments to deferred policy acquisition costs as anticipated future gross profits on domestic blocks of business were revised.

Other operating expenses totaled $2,297,000 and $2,757,000 for the quarters ended June 30, 2000 and 1999, respectively. Expenses for 2000 were lower as 1999 expenses include an additional accrual for state income taxes as previously described.

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

Earnings for the international life insurance operating segment were $1,871,000 and $2,185,000 for the quarters ended June 30, 2000 and 1999, respectively. Earnings in 2000 were somewhat lower due to higher life insurance benefit claims, amortization of deferred policy acquisition costs, and contract interest, partially offset by increases in universal life insurance revenues.

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below:


                                                  Three Months Ended June 30,
International Life Insurance Operations:               2000          1999
                                                         (In thousands)


Premiums and other revenue:
    Premiums and contract revenues               $      11,022        10,516
    Net investment income                                5,769         5,460
    Other income                                             2            41

Total premiums and other revenue                        16,793        16,017

Benefits and expenses:
    Policy benefits                                      4,144         3,705
    Amortization of deferred policy
    acquisition costs                                    3,794         3,283
    Universal life insurance contract interest           3,956         3,461
    Other operating expenses                             2,049         2,268

Total benefits and expenses                             13,943        12,717

Segment earnings before Federal income taxes             2,850         3,300

Federal income taxes                                       979         1,115

Segment earnings                                 $       1,871         2,185


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


                                                 Three Months Ended June 30,
                                                      2000          1999
                                                        (In thousands)


Universal life insurance:
    Cost of insurance                           $       7,667         7,292
    Surrender charges                                   1,882         1,707
    Policy fees and other revenues                        919           887
Traditional life insurance premiums                       554           630

Totals                                          $      11,022        10,516


Actual universal life insurance deposits collected for the quarters ended June
30,  2000  and  1999  are  detailed  below.    Deposits  collected  on  these
nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.

                                               Three Months Ended June 30,
                                                    2000          1999
                                                      (In thousands)


Universal life insurance:
    First year and single premiums            $       3,376         3,317
    Renewal premiums                                  9,569         8,978

Totals                                        $      12,945        12,295


Life insurance benefit claims, which are reflected in policy benefits for segment reporting purposes, were higher in 2000 at $2,700,000 compared to $2,163,000 in 1999. As previously described for domestic life insurance
operations,  mortality  claims  fluctuate  from  period  to  period.    These
deviations, which can at times be significant, are not uncommon in the life insurance industry. Over extended periods of time, higher claims experience tends to be offset by periods of lower claims experience. Additionally, the Company utilizes reinsurance to help minimize its exposure to adverse mortality experience. The Company's general policy is to reinsure amounts in excess of $200,000 on the life of any one individual.

Universal life insurance contract interest increased from $3,461,000 in 1999 to $3,956,000 in 2000. The increase in contract interest is consistent with growth in the universal life insurance business.

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

Earnings for the annuity operating segment were $6,228,000 and $7,384,000 for the quarters ended June 30, 2000 and 1999, respectively. Earnings for 2000 were down from 1999 primarily due to lower earnings from the Company's equity-indexed annuity business, offset significantly by higher annuity contract revenues primarily from surrender charges.

A comparative analysis of results of operations for the Company's annuity segment is detailed below:


                                                  Three Months Ended June 30,
Annuity Operations:                                    2000          1999
                                                         (In thousands)


Premiums and other revenue:
    Premiums and contract revenues               $      11,255         7,034
    Net investment income                               34,246        50,864
    Other income                                           115            35

Total premiums and other revenue                        45,616        57,933

Benefits and expenses:
    Policy benefits                                         41          (804)
    Amortization of deferred policy
    acquisition costs                                    6,927         5,692
    Annuity contract interest                           26,386        39,096
    Other operating expenses                             2,774         2,803

Total benefits and expenses                             36,128        46,787

Segment earnings before Federal income taxes             9,488        11,146

Federal income taxes                                     3,260         3,762

Segment earnings                                 $       6,228         7,384


Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. Annuitizations result in transfers of policies from deferred to immediate or payout status. The deferred revenues related to these annuities are amortized into income during the payout period. Surrender charge revenues were up 76% in 2000 compared to 1999 due to increases in surrender charges from both single-tier and two-tier annuities. Actual policy surrenders for annuities were abnormally high increasing 85% in the second quarter of 2000 from the comparable period of 1999. This unusual rate of surrenders has slowed through the first portion of the third quarter of 2000. A comparative detail of the components of premiums and annuity contract revenues is provided below.


                                                  Three Months Ended June 30,
                                                       2000          1999
                                                         (In thousands)


Surrender charges:
   Two-tier annuities                            $       5,414         3,924
   Single-tier annuities                                 4,261         1,579

Total surrender charges                                  9,675         5,503
Payout annuity and other revenues                        1,558         1,510
Traditional annuity premiums                                22            21

Totals                                           $      11,255         7,034


Actual annuity deposits collected for the quarters ended June 30, 2000 and 1999 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.

                                                  Three Months Ended June 30,
                                                       2000          1999
                                                         (In thousands)


Deferred annuities:
    Equity-indexed                               $      27,083        44,289
    Other                                               52,720        46,287

Total deferred annuities                                79,803        90,576
Immediate annuities                                      6,275         6,043

Totals                                           $      86,078        96,619


Although total annuity deposits for the quarter ended June 30, 2000, were lower than the comparable 1999 period, the decline is primarily attributable to equity-indexed annuities. Sales of the Company's other deferred annuity products and immediate annuities reflect increases of 13.9% and 3.8%, respectively.

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

Sales of equity-indexed annuities began declining during the year ended December 31, 1999, primarily due to volatility in the stock market. This volatility affects both the immediate demand for these annuities and the pricing of these products. Increased product costs from stock market volatility, particularly costs of index options used to hedge the equity return component of these annuities, can reduce potential credited interest to policyholders. The lower production level has continued in the first and second quarters of 2000, which is consistent with volatility in the stock market.

Net investment income for the second quarters of 2000 and 1999 totaled $34,246,000 and $50,864,000, respectively. As previously described in Summary of Consolidated Operating Results, the decrease in net investment income is due to lower income from index options. Declines in fair values of index options used to hedge the equity return component of the Company's equity-indexed annuity products resulted in lower investment income for the second quarter of 2000. The decline is directly attributable to the decline in the S&P 500 Index over the same period.

Annuity contract interest was $26.4 million in 2000 compared to $39.1 million in 1999, reflecting a decrease of $12.7 million. The decrease is primarily due to lower interest credited on equity-indexed annuities due to the volatility and decline in the S&P 500 Index. While 2000 contract interest is lower, net investment income for 2000 was also $16.6 million lower than the comparable 1999 second quarter. Most of the difference between the contract interest and net investment income declines is related to the equity-indexed annuity business. Although index options are used as hedges, differences between income from index options and contract interest credited to policyholders will occur for several reasons, some of which may only be timing differences between the recognition of income and expenses. One reason is that the costs of the index options are essentially amortized against net investment income as the options are marked to fair value each reporting period. The costs of options are covered by additional income earned on debt securities purchased with equity-indexed annuity premiums. Other differences are due to asset fees charged against policyholder contract interest, surrenders and death benefits on annuities within the annual hedging period, and inherent differences between index option fair values and policy liability reserves related to minimum guaranteed interest rates.

Amortization of deferred policy acquisition costs represents the amortization of the costs of acquiring or producing new business, primarily agents' commissions, the majority of which are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted by the level of policy surrenders. Amortization for 2000 and 1999 was $6,927,000 and $5,692,000, respectively. The large increase in amortization is directly related to the significant increase in annuity surrenders in the quarter ended June 30, 2000, as previously described.

Other Operations

Earnings for other operations totaled $1,314,000 and $1,345,000 for the second quarters of 2000 and 1999, respectively. While National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations, the Company also has small real estate, nursing home, and other investment operations through the following wholly owned subsidiaries: NWL Investments, Inc., NWL Properties, Inc., NWL 806 Main, Inc., NWL Services, Inc., and NWL Financial, Inc. Also, during January, 1999, the Company's wholly owned subsidiary, The Westcap Corporation, completed its Chapter 11 bankruptcy reorganization. With the reorganization complete, National Western transferred its investment real estate holdings totaling approximately $11,589,000 to Westcap and the subsidiary is now operating as a real estate management company.

During the first quarter of 2000, the Company acquired a nursing home facility through an affiliated limited partnership. The acquisition, which totaled approximately $6.6 million, was made by a newly formed limited partnership, the partners of which are downstream subsidiaries of National Western. The nursing home facility, which opened in late July, 2000, is operated by an affiliated limited partnership and the financial operating results are consolidated with those of the Company. Daily operations and management of the nursing home are performed by an experienced management company through a contract with the limited partnership. Initial first year start up expenses could generate minimum operating losses of approximately $600,000, before taxes. Currently, operating losses from initial start up costs totaled $240,000 for the period from inception to June 30, 2000.

Most of the income from the Company's other operations is from a life interest in the Libbie Shearn Moody Trust. This asset was owned by National Western Life Insurance Company during 1996 but was transferred to NWL Services, Inc., in 1997. Dividend distributions from the Trust are declared semi-annually in June and December each year. Because the asset is a life interest, these distributions are only accrued in the Company's financial statements when declared. Semi-annual distributions totaled $1,793,000 and $1,751,000 in June 2000 and 1999, respectively.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Consolidated Operations

Summary of Consolidated Operating Results

A summary of operating results for the six months ended June 30, 2000 and 1999 is provided below:


                                                   Six Months Ended June 30,
                                                      2000           1999
                                         (In thousands except per share data)


Revenues:
Revenues, excluding realized gains
(losses) and index options                      $     172,583        163,288
Index options                                         (14,215)         7,527
Realized gains (losses) on investments                 (6,412)         5,678

Total revenues                                  $     151,956        176,493

Earnings:
Earnings from operations                        $      24,094         22,610
Net realized gains (losses) on investments             (4,168)         3,691

Net earnings                                    $      19,926         26,301

Basic Earnings Per Share:
Earnings from operations                        $        6.88           6.47
Net realized gains (losses) on investments              (1.19)          1.05

Net earnings                                    $        5.69           7.52

Diluted Earnings Per Share:
Earnings from operations                        $        6.85           6.40
Net realized gains (losses) on investments              (1.19)          1.05

Net earnings                                    $        5.66           7.45


Consolidated Operating Results: For the six months ended June 30, 2000, earnings from operations, excluding net realized gains and losses on investments, totaled $24,094,000 compared to $22,610,000 for the same period of 1999. This 6.6% increase in earnings is largely attributable to higher universal life and investment annuity contract revenues. Additionally, while life insurance benefit claims were significantly higher in the first six months of 2000, this increase was largely offset by reductions in traditional policy liabilities.

The Company recorded realized losses on investments, net of taxes, totaling $4,168,000 for the six months ended June 30, 2000, compared to gains of $3,691,000 for the first six months of 1999. The losses in 2000 are primarily due to a permanent impairment writedown for a specific debt security which defaulted during the second quarter as previously described. The 1999 gains were primarily from sales and calls of investments in debt securities totaling $2,099,000, net of taxes. Also included in 1999 was a net gain totaling $922,000 from the sale of investment real estate owned by one of National Western's subsidiaries, NWL 806 Main, Inc.

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

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the six months ended June 30, 2000 and 1999 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.


                    Domestic International
                      Life        Life                    All
                    Insurance  Insurance   Annuities    Others      Totals
                                         (In thousands)


Segment earnings:

June 30, 2000        $  3,670       4,267      14,499       1,658      24,094

June 30, 1999        $  2,798       3,595      14,751       1,466      22,610


Domestic Life Insurance Operations

Earnings for the domestic life insurance operating segment were $3,670,000 and $2,798,000 for the six months ended June 30, 2000 and 1999, respectively. The increase in earnings is primarily due to lower policy benefits and other operating expenses. A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below:


                                                  Six Months Ended June 30,
Domestic Life Insurance Operations:                   2000          1999
                                                        (In thousands)


Premiums and other revenue:
    Premiums and contract revenues              $      11,937        12,280
    Net investment income                              13,035        12,678
    Other income                                           22            67

Total premiums and other revenue                       24,994        25,025

Benefits and expenses:
    Policy benefits                                     8,198         8,700
    Amortization of deferred policy
    acquisition costs                                   2,198         2,392
    Universal life insurance contract interest          4,640         4,885
    Other operating expenses                            4,383         4,819

Total benefits and expenses                            19,419        20,796

Segment earnings before Federal income taxes            5,575         4,229

Federal income taxes                                    1,905         1,431

Segment earnings                                $       3,670         2,798


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


                                                    Six Months Ended June 30,
                                                      2000          1999
                                                         (In thousands)


Universal life insurance:
    Cost of insurance                           $       6,060         5,784
    Surrender charges                                     958           883
    Policy fees and other revenues                        613           643
Traditional life insurance premiums                     4,306         4,970

Totals                                          $      11,937        12,280


Actual universal life insurance deposits, which are recorded directly to policyholder liabilities upon receipt, for the six months ended June 30, 2000 and 1999 are detailed below.


                                                  Six Months Ended June 30,
                                                      2000          1999
                                                        (In thousands)


Universal life insurance:
    First year and single premiums              $       2,891         2,375
    Renewal premiums                                    7,344         7,260

Totals                                          $      10,235         9,635


Consistent with the second quarter of 2000, policy benefits were lower for the six months ended June 30, 2000, totaling $8,198,000 compared to $8,700,000 for the comparable 1999 period. The decrease is due to reduction in traditional policy liabilities which were partially offset by higher life insurance benefit claims.

Other operating expenses totaled $4,383,000 and $4,819,000 for the six months ended June 30, 2000 and 1999, respectively. As previously described for the quarters ended June 30, 2000 and 1999, expenses for 2000 were lower as 1999 expenses include an additional accrual for state income taxes.

International Life Insurance Operations

Earnings for the international life insurance operating segment were $4,267,000 and $3,595,000 for the six months ended June 30, 2000 and 1999, respectively. Earnings for 2000 were higher primarily due to increases in universal life insurance revenues and lower policy benefits .

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below:


                                                   Six Months Ended June 30,
International Life Insurance Operations:               2000          1999
                                                         (In thousands)


Premiums and other revenue:
    Premiums and contract revenues               $      21,708        20,744
    Net investment income                               11,419        10,903
    Other income                                            29            53

Total premiums and other revenue                        33,156        31,700

Benefits and expenses:
    Policy benefits                                      7,794         8,407
    Amortization of deferred policy
    acquisition costs                                    6,951         6,562
    Universal life insurance contract interest           7,886         6,894
    Other operating expenses                             4,043         4,403

Total benefits and expenses                             26,674        26,266

Segment earnings before Federal income taxes             6,482         5,434

Federal income taxes                                     2,215         1,839

Segment earnings                                 $       4,267         3,595


A comparative detail of premiums and contract revenues, which reflects the increase in universal life insurance revenues as previously described, is provided below:

                                                   Six Months Ended June 30,
                                                      2000          1999
                                                         (In thousands)


Universal life insurance:
    Cost of insurance                           $      15,283        14,513
    Surrender charges                                   3,773         3,663
    Policy fees and other revenues                      1,722         1,785
Traditional life insurance premiums                       930           783

Totals                                          $      21,708        20,744


Actual universal life insurance deposits collected for the six months ended June 30, 2000 and 1999 are detailed below. Increases in current year premiums are partially due to improved economic conditions during 2000 in the international Central and South American markets.

                                                  Six Months Ended June 30,
                                                      2000          1999
                                                        (In thousands)


Universal life insurance:
    First year and single premiums              $       6,499         5,886
    Renewal premiums                                   17,912        17,464

Totals                                          $      24,411        23,350


Annuity Operations

Earnings for the annuity operating segment were $14,499,000 and $14,751,000 for the six months ended June 30, 2000 and 1999, respectively. Consistent with the second quarter results as previously described, earnings for the six months ended June 30, 2000, were lower than 1999 due to the Company's equity-indexed annuity business. However, increases in annuity contract revenues, primarily from policy surrender charges, mitigated much of this effect. Higher amortization of deferred policy acquisition costs resulting from the increased level of surrenders also tempered the revenue increases.

A comparative analysis of results of operations for the Company's annuity segment is detailed below:


                                                  Six Months Ended June 30,
Annuity Operations:                                   2000          1999
                                                        (In thousands)


Premiums and other revenue:
    Premiums and contract revenues              $      17,914        14,958
    Net investment income                              79,342        96,760
    Other income                                          203           157

Total premiums and other revenue                       97,459       111,875

Benefits and expenses:
    Policy benefits                                       108          (603)
    Amortization of deferred policy
    acquisition costs                                  13,029        11,052
    Annuity contract interest                          56,885        73,825
    Other operating expenses                            5,411         5,307

Total benefits and expenses                            75,433        89,581

Segment earnings before Federal income taxes           22,026        22,294

Federal income taxes                                    7,527         7,543

Segment earnings                                $      14,499        14,751


Premiums and annuity contract revenues were up $2,956,000, or 19.8%, from $14,958,000 in 1999 to $17,914,000 in 2000. This increase is due to higher surrender charge revenues from single-tier annuities. As previously described for the three months ended June 30, 2000, actual policy surrenders were abnormally high during the second quarter of 2000 resulting in increased revenues. However, this unusually high rate of surrenders has slowed through the first portion of the third quarter of 2000. A comparative detail of the components of premiums and annuity contract revenues is provided below.

                                                   Six Months Ended June 30,
                                                       2000          1999
                                                         (In thousands)


Surrender charges:
   Two-tier annuities                            $       8,466         8,567
   Single-tier annuities                                 6,428         3,408

Total surrender charges                                 14,894        11,975
Payout annuity and other revenues                        2,984         2,944
Traditional annuity premiums                                36            39

Totals                                           $      17,914        14,958


Annuity deposits for 2000 reflect a decline of 11.1% compared to the same period of 1999, resulting from decreases in equity-indexed annuity deposits. Sales of these annuities continue to slow, largely a result of volatility in the stock market as previously described for the quarter ended June 30, 2000. Some of the decline in equity-indexed annuity sales is being countered with increases in sales of other deferred annuities, which reflect growth of 6.1% for 2000. Actual annuity deposits collected for the six months ended June 30, 2000 and 1999 are detailed below.

                                                   Six Months Ended June 30,
                                                       2000          1999
                                                         (In thousands)


Deferred annuities:
    Equity-indexed                               $      61,322        89,919
    Other                                              104,077        98,105

Total deferred annuities                               165,399       188,024
Immediate annuities                                     14,000        13,667

Totals                                           $     179,399       201,691


Net investment income for the six months ended June 30, 2000 and 1999 totaled $79,342,000 and $96,760,000, respectively. Declines in fair values of index options resulted in a reduction to net investment income totaling $14,215,000 for the six months ended June 30, 2000. For the comparable 1999 period, increases in fair values of index options resulted in additions to net investment income totaling $7,527,000. Index options are used to hedge the equity return component of the Company's equity-indexed annuities. Fluctuations in the income from index options correlates to the performance of the stock market, more specifically the S&P 500 Index. The significant decline in investment income resulting from the index options is substantially offset by lower annuity contract interest expense.

Annuity contract interest was $56.9 million in 2000 compared to $73.8 million in 1999. As previously described for the quarter ended June 30, 2000, the decrease is primarily due to lower interest credited on equity-indexed annuities resulting from the volatility and decline in the S&P 500 Index.
Also as described above, decreases in index option income were experienced during the six months ended June 30, 2000, reflecting the hedging policy implemented for the equity-indexed annuity business. However, differences between income from index options and contract interest credited to policyholders will occur for several reasons as previously explained in detail for the three months ended June 30, 2000.

Amortization for the six months ended June 30, 2000 and 1999 totaled $13,029,000 and $11,052,000, respectively. The increase in amortization is directly related to the increase in annuity policy surrenders as previously described.

Other Operations

As previously described for the six months ended June 30, 2000, National Western has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Earnings for these other operations totaled $1,658,000 and $1,466,000 for the six months ended June 30, 2000 and 1999, respectively. Currently, most of the income from these operations is from a life interest in the Libbie Shearn Moody Trust.


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

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $77.1 million and $54.1 million for the six months ended June 30, 2000 and 1999, respectively. Net cash flows from the Company's deposit product operations, which includes universal life and investment annuity products, totaled $26.4 million for the first six months of 1999, but reflected cash outflows of $44.8 million for the comparable period of 2000. The negative cash flow in the Company's deposit product operations is primarily due to abnormally high annuity surrenders during the second quarter of 2000. While increased surrenders may continue, this high rate of surrenders has slowed significantly in the first portion of the third quarter. Premium deposits have also been lower in the first six months of 2000 due to lower equity-indexed annuity sales, which have been affected by the volatility in the stock market. The Company primarily used cash generated from operations and some short-term borrowings to manage this negative cash flow during the second quarter.

The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $39.0 million and $77.5 million for the six months ended June 30, 2000 and 1999, respectively. The Company expects significant cash flows from these sources throughout the remainder of 2000.

Capital Resources

The Company relies on stockholders' equity for its capital resources, as there has been no long-term debt outstanding in 2000 or recent years. The Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 2000.

Stockholders' equity totaled $482.9 million at June 30, 2000, reflecting an increase of $7.4 million from December 31, 1999. The increase in capital is primarily from net earnings of $19.9 million, offset by an increase in net unrealized losses on investment securities totaling $12.9 million during the first six months of 2000. The increase in unrealized losses was due to market interest rate conditions and transfers of securities from held to maturity to available for sale. As previously described in Investments in Debt and Equity Securities, the debt securities transfers were executed due to significant credit deterioration of the issuing companies. Book value per share at June 30, 2000, was $137.91.

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


                         PART II.  OTHER INFORMATION

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On June 23, 2000, the stockholders voted upon the following matters at the annual stockholders meeting:

(a) The election of Class A directors to serve one-year terms. The results of the voting were as follows:

                                       For         Against


     Robert L. Moody                 2,730,195        33,800
     Arthur O. Dummer                2,730,005        33,990
     Harry L. Edwards                2,730,005        33,900
     E. J. Pederson                  2,730,205        33,790



(b) The election of Class B directors to serve one-year terms. The results of the voting were as follows:

                                       For         Against


     E. Douglas McLeod                 200,000           -
     Charles D. Milos                  200,000           -
     Frances A. Moody                  200,000           -
     Ross R. Moody                     200,000           -
     Russell S. Moody                  200,000           -
     Louis E. Pauls, Jr.               200,000           -



                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

Exhibit 11 -Computation of Earnings Per Share (filed on pages __ and __
             of this report).

Exhibit 27 -Financial Data Schedule (filed electronically pursuant to
             Regulation S-K).

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2000.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   NATIONAL WESTERN LIFE INSURANCE COMPANY
                                 (Registrant)






Date: August 18, 2000                      /S/ Ross R. Moody
                                           Ross R. Moody
                                           President, Chief Operating Officer,
                                           and Director
                                           (Authorized Officer)



Date: August 18, 2000                      /S/ Robert L. Busby, III
                                           Robert L. Busby, III
                                           Senior Vice President -
                                           Chief Administrative Officer,
                                           Chief Financial Officer and
                                           Treasurer
                                           (Principal Financial Officer)



Date: August 18, 2000                     /S/ Vincent L. Kasch
                                          Vincent L. Kasch
                                          Vice President - Controller
                                          and Assistant Treasurer
                                          (Principal Accounting Officer)



                                  EXHIBIT 11

           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      COMPUTATION OF EARNINGS PER SHARE
              For the Three Months Ended June 30, 2000 and 1999
                                 (Unaudited)
                     (In thousands except per share data)


                                                       2000         1999


Numerator for basic and diluted
earnings per share:
    Earnings available to common stockholders
    before and after assumed conversions:
    Net earnings                                  $      7,593       12,198


Denominator:
    Basic earnings per share -
    weighted-average shares                              3,501        3,499

    Effect of dilutive stock options                        18           31


    Diluted earnings per share -
    adjusted weighted-average
    shares for assumed conversions                       3,519        3,530


Basic earnings per share:
    Net earnings                                  $       2.17         3.49


Diluted earnings per share:
    Net earnings                                  $       2.16         3.46



                                  EXHIBIT 11

           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      COMPUTATION OF EARNINGS PER SHARE
               For the Six Months Ended June 30, 2000 and 1999
                                 (Unaudited)
                     (In thousands except per share data)


                                                       2000         1999


Numerator for basic and diluted
earnings per share:
    Earnings available to common stockholders
    before and after assumed conversions:
    Net earnings                                  $     19,926       26,301


Denominator:
    Basic earnings per share -
    weighted-average shares                              3,501        3,499

    Effect of dilutive stock options                        18           34

    Diluted earnings per share -
    adjusted weighted-average
    shares for assumed conversions                       3,519        3,533


Basic earnings per share:
    Net earnings                                  $       5.69         7.52


Diluted earnings per share:
    Net earnings                                  $       5.66         7.45
