Form 10-Q
period 2000-09-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2000-11-14
CIK 70684

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


[ X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 2000

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

Yes [ X  ]     No  [      ]


As of November 10, 2000, the number of shares of Registrant's common stock outstanding was: Class A - 3,303,155 and Class B - 200,000.





           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    INDEX



Part I.  Financial Information:                                        Page

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
September 30, 2000 (Unaudited) and December 31, 1999

Condensed Consolidated Statements of Earnings
For the Three Months Ended September 30, 2000 and 1999 (Unaudited)

Condensed Consolidated Statements of Earnings
For the Nine Months Ended September 30, 2000 and 1999 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2000 and 1999 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Nine Months Ended September 30, 2000 and 1999 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2000 and 1999 (Unaudited)

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2000 and 1999 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II.  Other Information:

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit 11 - Computation of Earnings per Share
For the Three Months Ended September 30, 2000 and 1999 (Unaudited)

Exhibit 11 - Computation of Earnings per Share
For the Nine Months Ended September 30, 2000 and 1999 (Unaudited)





                          PART I.  FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In thousands)


                                                  (Unaudited)
                                                 September 30,  December 31,
                  ASSETS                              2000          1999


Cash and investments:
    Securities held to maturity,
    at amortized cost                           $   2,129,024     2,151,924
    Securities available for sale,
    at fair value                                     723,906       717,948
    Securities held to maturity,
    for possible
    losses ($4,215 and $4,104)                        202,224       183,902
    Policy loans                                      113,953       117,309
    Index options                                      16,277        32,820
    Other long-term investments                        39,765        32,766
    Cash and short-term investments                    11,432        14,010


Total cash and investments                          3,236,581     3,250,679

Deferred policy acquisition costs                     390,043       369,665
Accrued investment income                              46,452        47,756
Federal income tax receivable                            -              237
Deferred Federal income tax asset                       3,058          -
Other assets                                           21,030        14,491

                                                $   3,697,164     3,682,828

Note: The balance sheet at December 31, 1999, has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.


             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)


                                                  (Unaudited)
                                                 September 30,  December 31,
      LIABILITIES AND STOCKHOLDERS' EQUITY            2000          1999


LIABILITIES:

Future policy benefits:
    Traditional life and annuity products       $     160,449       165,020
    Universal life and investment
    annuity contracts                               2,974,022     2,983,060
Other policyholder liabilities                         27,926        24,103
Federal income taxes payable:
    Current                                             2,429         4,763
    Deferred                                              -           4,659
Other liabilities                                      37,455        25,701

Total liabilities                                   3,202,281     3,207,306


COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:

Common stock:
    Class A - $1 par value; 7,500,000
    shares authorized; 3,302,155
    and 3,300,728 shares issued and
    outstanding in 2000 and 1999                        3,302         3,301
    Class B - $1 par value; 200,000
    shares authorized, issued,
    and outstanding in 2000 and 1999                      200           200
Additional paid-in capital                             25,090        25,028
Accumulated other comprehensive loss                  (13,200)       (3,566)
Retained earnings                                     479,491       450,559


Total stockholders' equity                            494,883       475,522


                                                $   3,697,164     3,682,828

Note: The balance sheet at December 31, 1999, has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.



             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              For the Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                      2000          1999


Premiums and other revenue:
    Life and annuity premiums                   $       2,658         2,559
    Universal life and investment
    annuity contract revenues                          23,082        21,131
    Net investment income                              52,829        44,562
    Other income                                          149         8,583
    Realized gains (losses) on investments               (124)          191

Total premiums and other revenue                       78,594        77,026

Benefits and expenses:
    Life and other policy benefits                     10,484         9,654
    Decrease in liabilities for
    future policy benefits                             (1,357)         (941)
    Amortization of deferred policy
    acquisition costs                                  15,009         9,705
    Universal life and investment
    annuity contract interest                          33,701        32,565
    Other operating expenses                            7,112         6,973

Total benefits and expenses                            64,949        57,956

Earnings before Federal income taxes                   13,645        19,070

Provision (benefit) for Federal income taxes:
    Current                                             7,927        (1,136)
    Deferred                                           (3,288)        7,620

Total Federal income taxes                              4,639         6,484

Net earnings                                    $       9,006        12,586

Basic Earnings Per Share:
    Net earnings                                $        2.57          3.60


Diluted Earnings Per Share:
    Net earnings                                $        2.56          3.57


See accompanying notes to condensed consolidated financial statements.



             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                      2000          1999


Premiums and other revenue:
    Life and annuity premiums                   $       7,930         8,351
    Universal life and investment
    annuity contract revenues                          69,369        63,321
    Net investment income                             159,384       167,118
    Other income                                          403         8,860
    Realized gains (losses) on investments             (6,536)        5,869

Total premiums and other revenue                      230,550       253,519

Benefits and expenses:
    Life and other policy benefits                     30,077        26,807
    Decrease in liabilities for
    future policy benefits                             (4,850)       (1,590)
    Amortization of deferred policy
    acquisition costs                                  37,187        29,711
    Universal life and investment
    annuity contract interest                         103,112       118,169
    Other operating expenses                           21,189        21,502

Total benefits and expenses                           186,715       194,599

Earnings before Federal income taxes                   43,835        58,920

Provision (benefit) for
Federal income taxes:
    Current                                            17,432        11,988
    Deferred                                           (2,529)        8,045

Total Federal income taxes                             14,903        20,033

Net earnings                                    $      28,932        38,887

Basic Earnings Per Share:
    Net earnings                                $        8.26         11.11

Diluted Earnings Per Share:
    Net earnings                                $        8.22         11.01

See accompanying notes to condensed consolidated financial statements.



             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              For the Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                                  (In thousands)

                                                      2000          1999


Net earnings                                    $       9,006        12,586

Other comprehensive income (loss),
net of effects of
deferred policy acquisition costs and taxes:
    Unrealized gains (losses) on securities:
        Unrealized holding gains (losses)
        arising during period                           2,455        (3,518)
        Reclassification adjustment for
        gains included in net earnings                    (25)         (529)
        Amortization of net unrealized gains
        related to transferred securities                (156)         (114)

        Net unrealized gains (losses)
        on securities                                   2,274        (4,161)

    Foreign currency translation adjustments              650           335

Other comprehensive income (loss)                       2,924        (3,826)

Comprehensive income                            $      11,930         8,760

See accompanying notes to condensed consolidated financial statements.


             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                                  (In thousands)


                                                       2000          1999


Net earnings                                    $      28,932        38,887

Other comprehensive income (loss),
net of effects of
deferred policy acquisition costs
and taxes:
    Unrealized losses on securities:
        Unrealized holding losses
        arising during period                          (5,319)      (15,464)
        Reclassification adjustment for
        losses (gains) included
        in net earnings                                 4,178        (2,577)
        Amortization of net unrealized gains
        related to transferred securities                (335)         (145)
        Unrealized losses on securities
        transferred during period
        from held to maturity to
        available for sale                             (9,166)         -

        Net unrealized losses on securities           (10,642)      (18,186)

    Foreign currency translation adjustments            1,008           257

Other comprehensive loss                               (9,634)      (17,929)

Comprehensive income                            $      19,298        20,958


See accompanying notes to condensed consolidated financial statements.


             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                                  (In thousands)


                                                      2000          1999


Common stock:
    Balance at beginning of year                $       3,501         3,498
    Shares exercised under stock option plan                1             3

Balance at end of period                                3,502         3,501

Additional paid-in capital:
    Balance at beginning of year                       25,028        24,899
    Shares exercised under stock option plan               62           129

Balance at end of period                               25,090        25,028

Accumulated other comprehensive
income (loss):
     Unrealized gains (losses)
     on securities:
        Balance at beginning of year                   (6,412)       16,000
        Change in unrealized
        losses during period                          (10,642)      (18,186)

        Balance at end of period                      (17,054)       (2,186)

    Foreign currency translation adjustments:
        Balance at beginning of year                    2,846         2,634
        Change in translation adjustments
        during period                                   1,008           257

        Balance at end of period                        3,854         2,891

Accumulated other comprehensive
income (loss) at end of period                        (13,200)          705

Retained earnings:
    Balance at beginning of year                      450,559       391,334
    Net earnings                                       28,932        38,887

Balance at end of  period                             479,491       430,221

Total stockholders' equity                      $     494,883       459,455


See accompanying notes to condensed consolidated financial statements.



             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                                  (In thousands)


                                                       2000          1999


Cash flows from operating activities:
    Net earnings                                $      28,932        38,887
    Adjustments to reconcile net
    earnings to net cash
    from operating activities:
    Universal life and investment
    annuity contract interest                         103,112       118,169
    Surrender charges and other
    policy revenues                                   (33,597)      (29,131)
    Realized losses (gains) on investments              6,536        (5,869)
    Accrual and amortization of
    investment income                                  (3,492)       (3,761)
    Depreciation and amortization                         816           735
    Decrease in insurance receivables
    and other assets                                      305         6,309
    Decrease (increase) in accrued
    investment income                                   1,304          (976)
    Increase in deferred policy
    acquisition costs                                  (8,503)      (18,795)
    Decrease in liability for
    future policy benefits                             (4,850)       (1,590)
    Increase (decrease) in other
    policyholder liabilities                            3,823          (536)
    Decrease in Federal income taxes payable           (3,840)       (4,067)
    Increase (decrease) in other liabilities           11,754       (25,342)
    Decrease in value of index options                 15,961        12,039
    Other                                                (582)         (364)

Net cash provided by operating activities             117,679        85,708

Cash flows from investing activities:
    Proceeds from sales of:
       Securities held to maturity                       -             -
       Securities available for sale                   15,167        50,897
       Other investments                               22,546        15,910
    Proceeds from maturities and
    redemptions of:
       Securities held to maturity                     24,215        59,573
       Securities available for sale                   31,971        46,808
    Purchases of:
       Securities held to maturity                    (64,815)     (178,121)
       Securities available for sale                  (20,935)     (115,600)
       Other investments                              (29,114)      (31,679)
    Principal payments on mortgage loans               13,068        36,113
    Cost of mortgage loans acquired                   (30,949)      (29,315)
    Decrease in policy loans                            3,356         7,155
    Decrease in assets of
    discontinued operations                              -               48
    Decrease in liabilities of
    discontinued operations                              -              (48)
    Other                                              (6,831)         (982)

Net cash used in investing activities                 (42,321)     (139,241)

(Continued on next page)


             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                                  (In thousands)


                                                      2000          1999


Cash flows from financing activities:
    Deposits to account balances for
    universal life
    and investment annuity contracts            $     274,336       310,217
    Return of account balances
    on universal life
    and investment annuity contracts                 (352,335)     (277,433)
    Issuance of common stock under
    stock option plan                                      63           132

Net cash provided by (used
in) financing activities                              (77,936)       32,916

Net decrease in cash and
short-term investments                                 (2,578)      (20,617)
Cash and short-term investments
at beginning of year                                   14,010        24,508

Cash and short-term investments
at end of period                                $      11,432         3,891

See accompanying notes to condensed consolidated financial statements.


             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly owned subsidiaries (the Company), The Westcap Corporation (Westcap), NWL Investments, Inc., NWL Properties, Inc., NWL 806 Main, Inc., NWL Services, Inc., and NWL Financial, Inc. The Westcap Corporation ceased brokerage operations during 1995 and filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in 1996. The bankruptcy reorganization was completed in January, 1999, and National Western retained 100% continuing ownership of the reorganized subsidiary. As a result, The Westcap Corporation is reflected as discontinued operations in the accompanying financial statements for portions of 1999 and prior years. Westcap is currently operating as a real estate management company. All significant intercorporate transactions and accounts have been eliminated in consolidation.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations for the three months and nine months ended September 30, 2000 and 1999, and its cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the three months and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.


(2) STOCKHOLDERS' EQUITY

(A) Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below:


                                             Nine Months Ended September 30,
                                                     2000         1999
                                                     (In thousands)


Common stock shares outstanding:
   Shares outstanding at beginning of year           3,501         3,498
   Shares exercised under stock option plan              1             3

Shares outstanding at end of period                  3,502         3,501


(B)  Dividends

The Company paid no cash dividends on common stock during the nine months ended September 30, 2000 and 1999.


(3) LEGAL PROCEEDINGS

On March 28, 1994, the Community College District No. 508, County of Cook and State of Illinois (The City Colleges) filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against National Western Life Insurance Company (the Company or National Western) and subsidiaries of The Westcap Corporation (Westcap), a wholly owned subsidiary of the Company. The suit sought rescission of securities purchase transactions by The City Colleges from Westcap between September 9, 1993, and November 3, 1993, alleged compensatory damages, punitive damages, injunctive relief, declaratory relief, fees, and costs. National Western was named as a "controlling person" of the Westcap defendants. In the meantime, Westcap filed Chapter 11 bankruptcy, and The City Colleges filed a claim in the bankruptcy court against Westcap. The claim was tried before the bankruptcy court, and in September, 1997, a $56,173,000 judgment was entered against Westcap favorable to The City Colleges. Westcap appealed this decision to the United States District Court for the Southern District of Texas (Houston Division). On July 24, 1998, the District Court affirmed the orders of the bankruptcy court with respect to their underlying conclusion that Westcap was liable to The City Colleges under the Texas Securities Act, but the Court vacated the orders and remanded them to the bankruptcy court to determine the correct amount of damages in a manner consistent with the Court's opinion and the Texas Securities Act. The bankruptcy court on November 16, 1998, entered an order allowing a claim of The City Colleges against the Westcap estate of $51,738,868. Westcap appealed the bankruptcy court's and District Court's judgment to the United States Court of Appeals for the Fifth Circuit, New Orleans, Louisiana. Westcap prevailed in this appeal in an October 13, 2000, decision by the Appellate Court which reversed the $51,738,868 judgment entered in 1998 by the District Court and the bankruptcy court in favor of The City Colleges. The Appellate Court ruled in favor of Westcap and determined that there had been no violations by Westcap of the Texas securities laws. The Appellate Court remanded the case to the District Court for entry of a new judgment in favor of Westcap. The Appellate decision is subject to further review by the Fifth Circuit Court of Appeals upon filed motion for rehearing en banc on November 3, 2000, and possible appeal to the United States Supreme Court by The City Colleges.

The ruling does not affect the consolidated financial statements of National Western Life Insurance Company as no liability had been previously accrued for the District Court judgment. However, National Western will be entitled to recover a portion of the settlement of the Westcap bankruptcy, but not to exceed $600,000, should the Appellate Court decision become final. While Westcap is a wholly owned subsidiary of the Company, the Company is not a party to the bankruptcy or the judgment against Westcap by the bankruptcy court or the United States District Court. The lawsuit of The City Colleges against the Company was stayed in September, 1994, pending resolution of The City Colleges' claim against Westcap. Following the judgment against Westcap in the bankruptcy court, on December 2, 1997, the stay was lifted by the United States District Court in Illinois, and The City Colleges filed an amended complaint seeking to hold the Company liable for the claim allowed in the bankruptcy court against Westcap under the "control person" provision of the Texas Securities Act. The suit seeks approximately $56 million plus fees and costs. The maximum sought by The City Colleges will be determined by the final amount allowed The City Colleges in the Westcap bankruptcy appeal discussed above. The Company filed jurisdictional and venue motions to have the case transferred to the United States District Court for the Western District of Texas, which motions were agreed to by the Plaintiff, and the case is now pending in the United States District Court for the Western District of Texas, where the parties have engaged in discovery activities. The case is awaiting the final outcome of the Westcap bankruptcy appeal discussed above. If the current decision of the Fifth Circuit Court of Appeals in the bankruptcy case becomes final, the Company will move to dismiss the City Colleges case. Otherwise, the Company believes it has reasonable and adequate defenses to the suit. Although the alleged damages, if sustained, would be material to the Company's financial statements, a reasonable estimate of any actual losses which may result from the suit cannot be made at this time. Accordingly, no provision for any liability that may result from this suit has been recognized in National Western's financial statements.


(4) SEGMENT AND OTHER OPERATING INFORMATION

The Company's reportable operating segments include domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas. A summary of segment information for the three and nine months ended September 30, 2000 and 1999 is provided below.

Selected Segment Information:


                    Domestic International
                      Life        Life                    All
                    Insurance  Insurance   Annuities    Others      Totals
                                         (In thousands)


September 30,
2000:
Selected Balance
Sheet Items:
Deferred policy
 acquisition
 costs             $   73,821      76,350     239,872        -        390,043
Total segment
 assets               403,336     383,636   2,843,253      42,851   3,673,076
Future policy
 benefits             319,319     297,756   2,517,396        -      3,134,471
Other
 policyholder
 liabilities            9,442       7,929      10,555        -         27,926

Three Months
Ended
September 30,
2000:
Condensed
Income
Statements:
Premiums and
 contract
 revenues          $    5,609      11,654       8,477        -         25,740
Net investment
 income                 6,607       5,693      39,936         593      52,829
Other income                3           8          84          54         149
 Total revenues        12,219      17,355      48,497         647      78,718
Policy benefits         4,125       4,955          47        -          9,127
Amortization of
 deferred
 policy
 acquisition
 costs                  1,357       3,540      10,112        -         15,009
Universal life
 and investment
 annuity
 contract
 interest               2,459       3,981      27,261        -         33,701
Other operating
 expenses               1,980       2,036       2,729         367       7,112
Federal income
 taxes                    782         967       2,839          94       4,682
 Total expenses        10,703      15,479      42,988         461      69,631
Segment earnings   $    1,516       1,876       5,509         186       9,087

Nine Months Ended
September 30,
2000:
Condensed Income
 Statements:
Premiums and
 contract
 revenues          $   17,546      33,362      26,391        -         77,299
Net investment
 income                19,642      17,112     119,278       3,352     159,384
Other income               25          37         287          54         403
 Total revenues        37,213      50,511     145,956       3,406     237,086
Policy benefits        12,323      12,749         155        -         25,227
Amortization of
 deferred
 policy
 acquisition
 costs                  3,555      10,491      23,141        -         37,187
Universal life
 and investment
 annuity
 contract
 interest               7,099      11,867      84,146        -        103,112
Other operating
 expenses               6,363       6,079       8,140         607      21,189
Federal income
 taxes                  2,687       3,182      10,366         955      17,190
 Total expenses        32,027      44,368     125,948       1,562     203,905
Segment earnings   $    5,186       6,143      20,008       1,844      33,181


Selected Segment Information:


                    Domestic International
                      Life        Life                    All
                    Insurance  Insurance   Annuities    Others      Totals
                                         (In thousands)


September 30,
1999:
Selected Balance
Sheet Items:
Deferred policy
 acquisition
 costs             $   71,207      75,765     209,268        -        356,240
Total segment
 assets               406,900     374,964   2,786,552      36,140   3,604,556
Future policy
 benefits             323,374     289,023   2,486,952        -      3,099,349

Other
 policyholder
 liabilities            9,185       7,196       7,038        -         23,419

Three Months
Ended
September 30,
1999:
Condensed Income
Statements:
Premiums and
 contract
 revenues          $    6,194      11,075       6,421        -         23,690
Net investment
 income                 6,318       5,484      32,335         425      44,562
Other income              (35)        (21)      8,639        -          8,583
 Total revenues        12,477      16,538      47,395         425      76,835
Policy benefits         3,194       4,663         856        -          8,713
Amortization of
 deferred
 policy
 acquisition
 costs                  1,222       2,872       5,611        -          9,705
Universal life
 and investment
 annuity
 contract
 interest               2,430       3,503      26,632        -         32,565
Other operating
 expenses               1,965       2,073       2,935        -          6,973
Federal income
 taxes                  1,245       1,164       3,864         144       6,417
 Total expenses        10,056      14,275      39,898         144      64,373
Segment earnings   $    2,421       2,263       7,497         281      12,462

Nine Months Ended
September 30, 1999:
Condensed Income
Statements:
Premiums and
 contract
 revenues          $   18,474      31,819      21,379        -         71,672
Net investment
 income                18,996      16,387     129,095       2,640     167,118
Other income               32          32       8,796        -          8,860
 Total revenues        37,502      48,238     159,270       2,640     247,650
Policy benefits        11,894      13,070         253        -         25,217
Amortization of
 deferred
 policy
 acquisition
 costs                  3,614       9,434      16,663        -         29,711
Universal life
 and investment
 annuity
 contract
 interest               7,315      10,397     100,457        -        118,169
Other operating
 expenses               6,784       6,476       8,242        -         21,502
Federal income
 taxes                  2,676       3,003      11,407         893      17,979
 Total expenses        32,283      42,380     137,022         893     212,578
Segment earnings   $    5,219       5,858      22,248       1,747      35,072



Reconciliations of segment information to the Company's consolidated financial statements are provided below:


                            Three Months Ended         Nine Months Ended
                               September 30,              September 30,
                             2000         1999         2000         1999
                                            (In thousands)


Premiums and Other
Revenue:
Premiums and
contract revenues       $     25,740       23,690       77,299       71,672
Net investment income         52,829       44,562      159,384      167,118
Other income                     149        8,583          403        8,860
Realized gains
(losses) on
investments                     (124)         191       (6,536)       5,869

Total consolidated
 premiums
 and other revenue      $     78,594       77,026      230,550      253,519




                            Three Months Ended         Nine Months Ended
                               September 30,              September 30,
                             2000         1999         2000         1999
                                            (In thousands)


Federal Income Taxes:
Total segment
Federal income taxes     $     4,682        6,417       17,190       17,979
Taxes (benefits)
 on realized
 gains (losses)
 on investments                  (43)          67       (2,287)       2,054

Total consolidated
 Federal income taxes    $     4,639        6,484       14,903       20,033




                            Three Months Ended         Nine Months Ended
                               September 30,              September 30,
                             2000         1999         2000         1999
                                            (In thousands)


Net Earnings:
Total segment earnings   $     9,087       12,462       33,181       35,072
Realized gains
 (losses) on
 investments, net
 of taxes                        (81)         124       (4,249)       3,815

Total consolidated
 net earnings            $     9,006       12,586       28,932       38,887




                                            September 30,
                                          2000          1999
                                            (In thousands)


Assets:
Total segment assets                $   3,673,076     3,604,556
Other unallocated assets                   24,088        21,653

Total consolidated assets           $   3,697,164     3,626,209



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


                                      Nine Months Ended September 30,
                                             2000          1999


United States domestic market:
     Investment annuities                     77.0%         80.8%
     Life insurance                            6.3           6.1

Total domestic market                         83.3          86.9

International market:
     Investment annuities                      2.8           0.9
     Life insurance                           13.9          12.2

Total international market                    16.7          13.1

Total direct premiums collected              100.0%        100.0%


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

Investments in debt and equity securities are classified and reported as either securities held to maturity or securities available for sale. The Company does not maintain a portfolio of trading securities. The reporting category chosen for the Company's securities investments depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. At September 30, 2000, approximately 25.8% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

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

The Company's overall conservative investment philosophy is reflected in the allocation of its investments which is detailed below as of September 30, 2000
and  December  31,  1999.    The  Company  emphasizes  investment  grade  debt
securities, with smaller holdings in mortgage loans and real estate.


                                          Percent of Investments
                                       September 30,    December 31,
                                           2000            1999


Debt securities                             87.7%           87.8%
Mortgage loans                               6.2             5.7
Policy loans                                 3.5             3.6
Index options                                0.5             1.0
Equity securities                            0.5             0.5
Real estate                                  0.4             0.4
Other                                        1.2             1.0

Totals                                     100.0%          100.0%


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


                                         Below Investment
                                      Grade Debt Securities
                                                                    % of
                         Amortized     Carrying      Market      Invested
                           Cost         Value        Value        Assets
                                (In thousands except percentages)


September 30, 2000    $    103,652       76,586       73,929          2.4%

December 31, 1999     $     73,607       70,900       63,864          2.2%

December 31, 1998     $     46,453       44,974       45,317          1.4%


Although National Western purchases only investment grade debt securities, a growing number of companies have become more leveraged due to an environment of heightened acquisition activity and large share repurchase programs. Therefore, continued monitoring of credit quality after the purchase of a company's debt securities is crucial in order for National Western to maintain a high quality portfolio with a low percentage of below investment grade debt securities. While the Company's holdings of below investment grade debt securities remain low, these holdings have increased from $44,974,000 at December 31, 1998, to $76,586,000 at September 30, 2000. This increase is due to downgrades of investment grade debt securities as opposed to purchases of such holdings. Historically, the Company's strong credit risk management and commitment to quality has resulted in minimal defaults in the debt securities portfolio.

During the third and fourth quarters of 1999, the Company recorded permanent impairment writedowns totaling $4,403,000 related to two separate securities. The writedowns were reflected as realized losses. One of these securities was classified as available for sale and the other as held to maturity. The Company subsequently transferred the held to maturity holding to securities available for sale during the first quarter of 2000. Subsequently, three additional debt securities experienced significant credit deterioration. As a result of the significant deterioration of the issuing companies' creditworthiness, National Western also transferred these three securities from held to maturity to available for sale during the first quarter of 2000. Amortized cost, net of writedowns, of the four transferred securities totaled $49,528,000. Unrealized losses resulting from recording the securities at fair value, before effects of taxes and deferred policy acquisitions costs, totaled $20,376,000. Upon the transfers, the unrealized losses were recorded as a component of accumulated other comprehensive loss.

During the second quarter of 2000, an additional below investment grade debt security, which the Company has been monitoring closely due to credit deterioration, defaulted on its interest payment. Based on the current condition of the issuing company, complete recovery of National Western's investment in this security is not expected. As a result, the Company recorded a permanent impairment writedown for this security totaling $6,715,000 during the quarter ended June 30, 2000 and also transferred the security from held to maturity to available for sale. The writedown was recorded as a realized investment loss. Amortized cost, net of writedowns, of this security totaled $8,250,000 and unrealized losses resulting from recording the security at fair value, before the effects of taxes and deferred
policy  acquisition  costs,  totaled  $4,000,000.    Upon  the  transfer,  the
unrealized losses were recorded as a component of accumulated other comprehensive loss. Reductions to investment income due to this security totaled $734,000 for the nine months ended September 30, 2000.

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


                                          September 30,    December 31,
                                              2000            1999


AAA and U.S. government                         28.2%           28.7%
AA                                               8.0             8.8
A                                               33.8            34.1
BBB                                             27.3            25.9
BB and other below investment grade              2.7             2.5

                                               100.0%          100.0%

Another important part of the Company's investment philosophy is managing the cash flow stability of the portfolio. Because expected maturities of securities may differ from contractual maturities due to prepayments, extensions, and calls, the Company takes steps to manage and minimize these risks. The Company reduced its exposure to prepayment and extension risks by lowering its holdings of mortgage-backed securities. This strategy began in 1994 when mortgage-backed securities totaled 47.6% of the entire portfolio, but at September 30, 2000, totaled only 20.0% which is comparable to the life insurance industry average. The majority of this reduction has been achieved by shifting investments into corporate securities and public utilities, as these holdings have increased from 47.0% at December 31, 1994 to 69.7% at September 30, 2000. Also, most of these additions have been noncallable corporates, which help reduce prepayment and call risks.

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

As of September 30, 2000, CMOs represent approximately 93% of the Company's mortgage-backed securities. The CMOs in the Company's portfolio have been modeled and subjected to detailed, comprehensive analysis by the Company's investment staff. The overall structure of the CMO as well as the individual tranche being considered for purchase have been evaluated to ensure that the security fits appropriately within the Company's investment philosophy and asset/liability management parameters. The Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension, and credit risks.

At September 30, 2000, the Company's debt and equity securities were classified as follows:


                                       Fair        Amortized      Unrealized
                                      Value          Cost       Gains (Losses)
                                                (In thousands)


Securities held to maturity:
    Debt securities                $   2,077,757     2,129,024       (51,267)
Securities available for sale:
    Debt securities                      707,892       762,448       (54,556)
    Equity securities                     16,014        12,669         3,345

Totals                             $   2,801,663     2,904,141      (102,478)


As detailed above, debt securities classified as held to maturity comprise the majority of the Company's securities portfolio, while equity securities are a small component of the portfolio. Unrealized losses totaling $102,478,000 on the securities portfolio at September 30, 2000, are a reflection of market conditions at quarter-end. The fair values, or market values, of fixed income debt securities generally correlate to external market interest rate conditions. Because the interest rates are fixed on almost all of the Company's debt securities, market values typically increase when market interest rates decline, and decrease when market interest rates rise. However, market values may fluctuate for other reasons, such as changing economic conditions or increasing event-risk concerns. An analysis of the change in unrealized gains and losses on the Company's securities portfolio for the quarter ended September 30, 2000, is detailed below:



                                                                   Change in
                                   Unrealized Gains (Losses)      Unrealized
                                        At             At       Gains (Losses)
                                   September 30,    June 30,      During 3rd
                                       2000           2000       Quarter 2000
                                                 (In thousands)


Securities held to maturity:
    Debt securities              $      (51,267)       (75,295)       24,028
Securities available for sale:
    Debt securities                     (54,556)       (59,846)        5,290
    Equity securities                     3,345          3,315            30

Totals                           $     (102,478)      (131,826)       29,348


While unrealized losses did decrease during the third quarter of 2000 as reflected above, unrealized losses at September 30, 2000, have still increased 13% from year-end 1999. Unrealized losses have increased for the year even though market interest rates of the ten year U.S. Treasury bond actually decreased approximately 64 basis points during this nine month period. With lower market interest rates, it would be expected that market values of debt securities would be higher. However, market values actually decreased over the nine months ended September 30, 2000, because of the substantial widening of the yield premium for corporate bonds over comparable Treasury securities. Approximately 70% of National Western's bond portfolio consists of corporate bonds, including public utilities. The increase of the yield premium has primarily been event-risk driven as companies increase their leverage through stock buyback programs and acquisitions. Because the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in market values have had relatively small effects on the Company's financial statements.

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

The Company's market risk-sensitive assets include debt securities, equity securities which are almost entirely preferred stocks, mortgage loans, policy loans, and index options. The Company does not maintain a securities trading portfolio. Market risk-sensitive liabilities include policy liabilities for deferred and immediate investment annuity contracts and supplemental contracts. Sensitivity analysis expresses the potential gain or loss in fair value, over a selected time period, from one or more selected hypothetical changes in interest rates which are reasonably possible in the near term. The Company performed detailed sensitivity analysis at December 31, 1999, for its interest rate-sensitive assets. Based on the recent changes in market conditions in the first nine months of 2000, the changes in market values of the Company's debt securities fell somewhat outside the expected range of results of this analysis. The deviation from the expected results was due to the volatility in the corporate bond market as previously described above.

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

Portfolio Analysis

The Company held net investments in mortgage loans totaling $202,224,000 and $183,902,000, or 6.2% and 5.7% of total invested assets, at September 30, 2000, and December 31, 1999, respectively. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

The diversification of the mortgage loan portfolio by geographic regions of the United States and by property type as of September 30, 2000, and December 31, 1999, was as follows:


                                       September 30,    December 31,
Geographic Region:                         2000            1999


West South Central                          53.9%           58.8%
Mountain                                    23.8            20.5
Pacific                                     10.7            11.0
South Atlantic                               4.5             5.1
East South Central                           3.8             4.2
Other                                        3.3             0.4

Totals                                     100.0%          100.0%



                                       September 30,    December 31,
Property Type:                             2000            1999


Retail                                      61.1%           56.1%
Office                                      24.0            27.4
Hotel/Motel                                  6.3             7.2
Land/Lots                                    3.2             2.5
Nursing Homes                                2.0             2.4
Apartment                                    1.0             1.6
Other                                        2.4             2.8

Totals                                     100.0%          100.0%


As of September 30, 2000, the allowance for possible losses on mortgage loans was $4,215,000. Additions to the allowance of $111,000 were made for the three and nine months ended September 30, 2000, and were reflected as realized losses on investments in the accompanying financial statements. Although management believes that the current balance is adequate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the West South Central region which includes Texas, Louisiana, Oklahoma, and Arkansas, as this area contains the highest concentrations of the Company's mortgage loans.

The Company currently places all loans past due three months or more on nonaccrual status, thus recognizing no interest income on the loans. The Company had mortgage loan principal balances on nonaccrual status totaling $3,012,000 and $3,014,000 at September 30, 2000 and December 31, 1999,
respectively. Also, the Company will at times restructure mortgage loans under certain conditions which may involve changes in interest rates, payment terms, or other modifications. For the nine months ended September 30, 2000, the reductions in interest income due to nonaccrual and restructured mortgage loans were approximately $232,000. For the nine months ended September 30, 1999, the reductions in interest income due to nonaccrual and restructured mortgage loans were not significant.

The Company owns real estate that was acquired through foreclosure and through direct investment totaling $12,047,000 and $11,388,000 at September 30, 2000, and December 31, 1999, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized operating income on these properties of approximately $588,000 and $698,000 for the nine months ended September 30, 2000 and 1999. Also during the first nine months of 2000 and 1999, the Company sold real estate properties resulting in realized gains on investments totaling $255,000 and $1,419,000, respectively.

The Company monitors the conditions and market values of these properties on a regular basis. No significant realized losses were recognized due to declines in values of properties for the nine months ended September 30, 2000 and 1999, respectively. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed.


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Consolidated Operations

Summary of Consolidated Operating Results

A summary of operating results for the three months ended September 30, 2000 and 1999 is provided below:



                                            Three Months Ended September 30,
                                                    2000           1999
                                          (In thousands except per share data)


Revenues:
Revenues, excluding realized
investment gains (losses)
and index options                           $        85,020        89,886
Index options                                        (6,302)      (13,051)
Realized gains (losses)
on investments                                         (124)          191

Total revenues                              $        78,594        77,026

Earnings:
Earnings from operations                    $         9,087        12,462
Net realized gains (losses)
on investments                                          (81)          124

Net earnings                                $         9,006        12,586

Basic Earnings Per Share:
Earnings from operations                    $          2.59          3.56
Net realized gains (losses)
on investments                                        (0.02)         0.04

Net earnings                                $          2.57          3.60

Diluted Earnings Per Share:
Earnings from operations                    $          2.58          3.53
Net realized gains (losses)
on investments                                        (0.02)         0.04

Net earnings                                $          2.56          3.57


Consolidated Operating Results: Earnings from operations, excluding net realized gains and losses on investments, totaled $9,087,000 for the quarter ended September 30, 2000, compared to $12,462,000 for the third quarter of 1999. Earnings for the current quarter were affected by the Company's annuity business. Although slowing in the third quarter, the Company has experienced higher policy surrenders for certain annuity products in 2000. As a result, amortization of deferred policy acquisition costs was higher this quarter primarily due to effects from the Company's periodic refinements to its actuarial assumptions. Although to a lesser extent, earnings for the quarter ended September 30, 2000, were also lower due to reductions in investment income and higher universal life and annuity contract interest expenses.

Earnings from operations for the comparable 1999 third quarter included two significant items. The Company experienced a decrease in 1999 third quarter earnings of over $5 million from equity-indexed annuity business due to significant volatility and declines in the S&P 500 Index. Equity-indexed annuities combine features associated with traditional fixed annuities with an option to have interest rates linked in part to an equity index, the S&P 500 Index. The second significant item affecting third quarter 1999 earnings was the resolution of pending litigation which resulted in additional income to the Company totaling $5,513,000, net of taxes. While there continues to be significant volatility and declines in the S&P 500 Index during 2000, including the third quarter, the financial impact on the Company's equity-indexed annuity business was significantly less than the comparable 1999 third quarter.

Revenues for the quarters ended September 30, 2000 and 1999 totaled $78,594,000 and $77,026,000, respectively. Excluding index option revenues, realized investment gains and losses, and nonrecurring litigation settlement income, third quarter 2000 revenues totaled $85,020,000 compared to $81,404,000. This reflects revenue growth of 4.4% over comparable 1999 quarterly results.

The Company recorded realized losses on investments, net of taxes, totaling $81,000 for the quarter ended September 30, 2000, compared to gains of $124,000 for the third quarter of 1999. The loss in the third quarter of 2000 is primarily due to additions to the allowances for mortgage loan losses totaling $111,000. The 1999 gains were primarily from sales of investments in debt securities, net of permanent impairment adjustments for debt securities and mortgage loans.

Universal Life and Investment Annuity Contract Revenues: Contract revenues increased during the quarter ended September 30, 2000 totaling $23,082,000 compared to $21,131,000 for the comparable 1999 period. This increase of over 9.2% is primarily due to higher annuity surrender charge income. Surrenders for single-tier annuities were significantly higher during the third quarter of 2000.

Net Investment Income: Net investment income increased 18.6% from the third quarter of 1999, primarily due to increases in fair values of index options used to hedge the equity return component of the Company's equity-indexed annuity product. The index options, which act as hedges to match closely the returns on the S&P 500 Index, are reported at fair value in the accompanying financial statements. The changes in the values of the index options and the credited interest on policyholder liabilities for equity-indexed annuities are both reflected in the statement of earnings. Although there was an increase in index option fair values in the 2000 third quarter compared to the same period of 1999, value changes for these options still reduced investment income in both periods. The reductions to investment income from index options for the quarters ended September 30, 2000 and 1999 totaled $6,302,000 and $13,051,000, respectively. The significant reductions are directly attributable to the volatility and declines in the S&P 500 Index. While net investment income decreased due to these options, these reductions were partially offset by lower annuity contract interest expense as the credited return on the Company's equity-indexed annuities are also based on the same S&P 500 Index. Investment income from mortgage loans has increased from $3,821,000 for the third quarter of 1999 to $4,695,000 for the comparable 2000 quarter. This increase is consistent with the 20% increase in mortgage loans from September 30, 1999 to September 30, 2000. A detail of net investment income is provided below:


                                            Three Months Ended September 30,
                                                    2000           1999
                                                       (In thousands)


Investment income:
    Debt securities                         $       51,712         51,347
    Mortgage loans                                   4,695          3,821
    Policy loans                                     2,056          2,024
    Index options                                   (6,302)       (13,051)
    Other investment income                          1,144          1,034

Total investment income                             53,305         45,175
Investment expenses                                    476            613

Net investment income                       $       52,829         44,562


Life and Other Policy Benefits: Policy benefits in the third quarter of 2000 increased 8.6% over the 1999 third quarter. The higher expenses were primarily due to increases totaling $307,000 and $483,000 in life insurance benefit claims and surrenders of traditional products, respectively. However, much of the increase in traditional surrender expense was offset by
corresponding  decreases  in  liabilities  for  future  policy  benefits.    A
comparative detail of life and other policy benefits is provided below:


                                           Three Months Ended September 30,
                                                  2000           1999
                                                     (In thousands)


Life insurance benefit claims             $        6,813          6,506
Surrenders of traditional products                 3,341          2,858
Other policy benefits                                330            290

Totals                                    $       10,484          9,654


Amortization of Deferred Policy Acquisition Costs: Amortization of deferred policy acquisition costs was significantly higher in 2000 totaling $15,009,000 compared to $9,705,000 in 1999. These expenses represent the amortization of the costs of acquiring or producing new business, which consists primarily of agents' commissions. As described in more detail in the annuity operations section, amortization was higher primarily relating to higher annuity policy surrenders during 2000.

Universal Life and Investment Annuity Contract Interest: The Company closely monitors its credited interest rates, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. Rates are established or adjusted after careful consideration and evaluation of these factors against established objectives. As market interest rates fluctuate, the Company's credited interest rates are often adjusted accordingly, while also taking into consideration other factors as described above. Contract interest totaled $33.7 million and $32.6 million for the quarters ended September 30, 2000 and 1999, respectively.

Federal Income Taxes: Federal income taxes include no unusual items as effective tax rates for the quarters ended September 30, 2000 and 1999 were both 34.0%.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the quarters ended September 30, 2000 and 1999 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.


                    Domestic International
                      Life        Life                    All
                    Insurance  Insurance   Annuities    Others      Totals
                                         (In thousands)


Segment earnings:

September 30,
 2000               $   1,516       1,876       5,509         186       9,087

September 30,
 1999               $   2,421       2,263       7,497         281      12,462


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

Earnings for the domestic life insurance operating segment were $1,516,000 and $2,421,000 for the three months ended September 30, 2000 and 1999, respectively. The decrease in earnings in 2000 is primarily due to lower premiums and contract revenues and higher policy benefits.

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below:


                                          Three Months Ended September 30,
Domestic Life Insurance Operations:              2000           1999
                                                   (In thousands)


Premiums and other revenue:
    Premiums and contract revenues        $        5,609          6,194
    Net investment income                          6,607          6,318
    Other income                                       3            (35)

Total premiums and other revenue                  12,219         12,477

Benefits and expenses:
    Policy benefits                                4,125          3,194
    Amortization of deferred
    policy acquisition costs                       1,357          1,222
    Universal life insurance
    contract interest                              2,459          2,430
    Other operating expenses                       1,980          1,965

Total benefits and expenses                        9,921          8,811

Segment earnings before
Federal income taxes                               2,298          3,666

Federal income taxes                                 782          1,245

Segment earnings                          $        1,516          2,421


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

                                          Three Months Ended September 30,
                                                  2000          1999
                                                    (In thousands)


Universal life insurance:
    Cost of insurance                     $       3,048         2,993
    Surrender charges                               413           416
    Policy fees and other revenues                  333           535
Traditional life insurance premiums               1,815         2,250

Totals                                    $       5,609         6,194


Actual universal life insurance deposits collected for the quarters ended September 30, 2000 and 1999 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles. While the Company did experience higher collected deposits in the first two quarters of 2000, deposits were down in the third quarter primarily due to lower first year premiums.


                                         Three Months Ended September 30,
                                                  2000           1999
                                                    (In thousands)


Universal life insurance:
    First year and single premiums       $           599         1,626
    Renewal premiums                               3,388         3,614

Totals                                   $         3,987         5,240


Policy benefits were higher in the third quarter of 2000 totaling $4,125,000 compared to $3,194,000 for the comparable 1999 period. The increase is due to higher surrenders of traditional products net of related changes in policy liabilities. Life insurance benefit claims were relatively consistent between quarters.

Universal life insurance contract interest remained relatively constant at $2,459,000 in 2000 compared to $2,430,000 in 1999. This is consistent with the relative stable to declining size of this block of business.

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

Earnings for the international life insurance operating segment were $1,876,000 and $2,263,000 for the quarters ended September 30, 2000 and 1999, respectively. Earnings in 2000 were somewhat lower due to higher amortization of deferred policy acquisition costs and contract interest, partially offset by increases in premiums and contract revenues.

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below:


                                            Three Months Ended September 30,
                                                  2000           1999
                                                     (In thousands)


International Life Insurance Operations:

Premiums and other revenue:
    Premiums and contract revenues         $       11,654         11,075
    Net investment income                           5,693          5,484
    Other income                                        8            (21)

Total premiums and other revenue                   17,355         16,538

Benefits and expenses:
    Policy benefits                                 4,955          4,663
    Amortization of deferred policy
    acquisition costs                               3,540          2,872
    Universal life insurance contract
    contract interest                               3,981          3,503
    Other operating expenses                        2,036          2,073

Total benefits and expenses                        14,512         13,111

Segment earnings before Federal income
income taxes                                        2,843          3,427

Federal income taxes                                  967          1,164

Segment earnings                           $        1,876          2,263


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

                                         Three Months Ended September 30,
                                                 2000           1999
                                                   (In thousands)


Universal life insurance:
    Cost of insurance                     $        7,772         7,406
    Surrender charges                              2,091         2,330
    Policy fees and other revenues                   964         1,050
Traditional life insurance premiums                  827           289

Totals                                    $       11,654        11,075


Actual universal life insurance deposits collected for the quarters ended September 30, 2000 and 1999 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                        Three Months Ended September 30,
                                                2000           1999
                                                   (In thousands)


Universal life insurance:
    First year and single premiums       $        3,638          3,618
    Renewal premiums                              9,868          9,783

Totals                                   $       13,506         13,401


Life insurance benefit claims, which are reflected in policy benefits for segment reporting purposes, were slightly higher in 2000 at $3,532,000 compared to $3,324,000 in 1999. Mortality claims fluctuate from period to period and these deviations, which can at times be significant, are not uncommon in the life insurance industry. Over extended periods of time, higher claims experience tends to be offset by periods of lower claims experience. Additionally, the Company utilizes reinsurance to help minimize its exposure to adverse mortality experience. The Company's general policy is to reinsure amounts in excess of $200,000 on the life of any one individual.

Amortization of deferred policy acquisition costs increased $668,000 from $2,872,000 in 1999 to $3,540,000 in 2000. These expenses represent the amortization of the costs of acquiring or producing new business, which consists primarily of agents' commissions. The majority of such costs are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business.

Universal life insurance contract interest increased from $3,503,000 in 1999 to $3,981,000 in 2000. The increase in contract interest is consistent with growth in the universal life insurance business.

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

Earnings for the annuity operating segment were $5,509,000 and $7,497,000 for the quarters ended September 30, 2000 and 1999, respectively. Earnings for 2000 were down from 1999 primarily due to higher amortization of deferred policy acquisition costs, but offset significantly by higher net investment income, higher premium and contract revenues, and lower traditional policy benefits. Third quarter 1999 earnings were affected by several significant items which substantially offset each other. Results for the 1999 third quarter include higher income from a litigation settlement, offset by decreases in surrender charge revenues and lower earnings from the Company's equity-indexed annuity business.

A comparative analysis of results of operations for the Company's annuity segment is detailed below:


                                         Three Months Ended September 30,
                                                   2000           1999
                                                    (In thousands)


Annuity Operations:

Premiums and other revenue:
    Premiums and contract revenues         $        8,477          6,421
    Net investment income                          39,936         32,335
    Other income                                       84          8,639

Total premiums and other revenue                   48,497         47,395

Benefits and expenses:
    Policy benefits                                    47            856
    Amortization of deferred
    policy acquisition costs                       10,112          5,611
    Annuity contract interest                      27,261         26,632
    Other operating expenses                        2,729          2,935

Total benefits and expenses                        40,149         36,034

Segment earnings before
Federal income taxes                                8,348         11,361

Federal income taxes                                2,839          3,864

Segment earnings                           $        5,509          7,497


Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. Annuitizations result in transfers of policies from deferred to immediate or payout status. The deferred revenues related to these annuities are amortized into income during the payout period. Surrender charge revenues were up 42% in 2000 compared to 1999 due to increases in surrender charges primarily from single-tier annuities. Although actual policy surrenders for two-tier annuities were basically stable, policy surrenders for single-tier annuities were abnormally high increasing 51% in the third quarter of 2000 from the comparable period of 1999. Although slowing in the third quarter, the Company has also experienced higher annuity policy surrenders in the first and second quarters of 2000. A comparative detail of the components of premiums and annuity contract revenues is provided below.


                                           Three Months Ended September 30,
                                                 2000            1999
                                                    (In thousands)


Surrender charges:
   Two-tier annuities                      $        3,109           3,088
   Single-tier annuities                            3,888           1,826

Total surrender charges                             6,997           4,914
Payout annuity and other revenues                   1,464           1,487
Traditional annuity premiums                           16              20

Totals                                     $        8,477           6,421


Actual annuity deposits collected for the quarters ended September 30, 2000 and 1999 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                       Three Months Ended September 30,
                                                2000          1999
                                                  (In thousands)


Deferred annuities:
    Equity-indexed                        $      21,669        33,572
    Other                                        52,938        50,271

Total deferred annuities                         74,607        83,843
Immediate annuities                               5,940         9,457

Totals                                    $      80,547        93,300


Although total annuity deposits for the quarter ended September 30, 2000, were lower than the comparable 1999 period, the decline is primarily attributable to equity-indexed annuities. While sales have been lower in 2000, equity-indexed annuities are a major portion of the Company's total annuity production. The Company's equity-indexed annuities are flexible premium deferred annuities which combine the features associated with traditional fixed annuities, with the option to have interest rates that are linked in part to an equity index, the S&P 500 Index. These annuities are long-term contracts designed as planning vehicles for retirement security. These annuities are attractive to customers, as they have guaranteed minimum interest rates, coupled with the potential for significantly higher returns based on an equity index component. Also, because the Company does not offer variable products or mutual funds, these products provide a key equity-based alternative to the Company's existing fixed annuity products. In conjunction with the sale of these annuities, the Company uses an investment hedging program to offset the potential higher returns that could be paid on these products. Specifically, the Company purchases index options from highly rated banks and brokerage firms. These index options act as hedges to match closely the returns based on the S&P 500 Index which may be paid to policyholders.

Sales of equity-indexed annuities began declining during the year ended December 31, 1999, primarily due to volatility in the stock market. This volatility affects both the immediate demand for these annuities and the pricing of these products. Increased product costs from stock market volatility, particularly costs of index options used to hedge the equity return component of these annuities, can reduce potential credited interest to policyholders. The lower production level has continued in the first nine months of 2000, which is consistent with volatility in the stock market.

Net investment income for annuity operations for the third quarters of 2000 and 1999 totaled $39,936,000 and $32,335,000, respectively. Declines in fair values of index options resulted in reductions to net investment income totaling $6,302,000 and $13,051,000 for the quarters ended September 30, 2000 and 1999. These significant declines are directly attributable to the declines in the S&P 500 Index over the same periods. While net investment income was lower due to these options, these reductions were partially offset by lower annuity contract interest expense as the credited interest on the Company's equity-indexed annuities are also based on the same S&P 500 Index. The correlation of investment income with annuity contract expense is explained in more detail below.

Amortization of deferred policy acquisition costs represents the amortization of the costs of acquiring or producing new business, primarily agents' commissions, the majority of which are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted by the level of policy surrenders. Amortization for 2000 and 1999 was $10,112,000 and $5,611,000, respectively. The increase in amortization is related to increases in annuity surrenders. Although slowing in the third quarter, the Company has experienced higher policy surrenders for certain annuity products in 2000. As a result, amortization of deferred policy acquisition costs was higher this quarter primarily due to effects from the Company's periodic refinements to its actuarial assumptions.

Annuity contract interest was $27,261,000 in 2000 compared to $26,632,000 in 1999. Contract interest amounts can be affected significantly by the Company's equity-indexed annuities which have interest rates that are linked in part to the S&P 500 Index. The substantial decline of the S&P 500 Index in the third quarter of 1999 resulted in lower interest credited to equity-indexed annuity contracts. However, primarily because of policy liability reserving treatments related to minimum guaranteed interest rates, the reduction in annuity contract interest expense was much less than the decline in net investment income.

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

Although annuity operations earnings were significantly lower due to its equity-indexed annuity business for the third quarter of 1999, the Company recorded nonrecurring income resulting from a lawsuit settlement that essentially offset the lower earnings. As a result of the litigation settlement, which involved an independent marketing organization under contract with the Company, accrued commission liabilities were released by the Company in the quarter ended September 30, 1999, resulting in additional other income of $8,482,000, or $5,513,000, net of taxes.

Other Operations

Earnings for other operations totaled $186,000 and $281,000 for the third quarters of 2000 and 1999, respectively. While National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations, the Company also has small real estate, nursing home, and other investment operations through the following wholly owned subsidiaries: NWL Investments, Inc., NWL Properties, Inc., NWL 806 Main, Inc., NWL Services, Inc., and NWL Financial, Inc. Also, during January, 1999, the Company's wholly owned subsidiary, The Westcap Corporation, completed its Chapter 11 bankruptcy reorganization. With the reorganization complete, National Western transferred its investment real estate holdings totaling approximately $11,589,000 to Westcap and the subsidiary is now operating as a real estate management company.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Consolidated Operations

Summary of Consolidated Operating Results

A summary of operating results for the nine months ended September 30, 2000 and 1999 is provided below:


                                            Nine Months Ended September 30,
                                                    2000            1999
                                         (In thousands except per share data)


Revenues:
Revenues, excluding realized
investment gains (losses)
and index options                          $       257,603        253,174
Index options                                      (20,517)        (5,524)
Realized gains
(losses) on investments                             (6,536)         5,869

Total revenues                             $       230,550        253,519

Earnings:
Earnings from operations                   $        33,181         35,072
Net realized gains
(losses) on investments                             (4,249)         3,815

Net earnings                               $        28,932         38,887

Basic Earnings Per Share:
Earnings from operations                   $          9.47          10.02
Net realized gains
(losses) on investments                              (1.21)          1.09

Net earnings                               $          8.26          11.11

Diluted Earnings Per Share:
Earnings from operations                   $          9.43           9.93
Net realized gains
(losses) on investments                              (1.21)          1.08

Net earnings                               $          8.22          11.01


Consolidated Operating Results: For the nine months ended September 30, 2000, earnings from operations, excluding net realized gains and losses on investments, totaled $33,181,000 compared to $35,072,000 for the same period of 1999. This 5.4% decrease in earnings is largely attributable to higher amortization of deferred policy acquisition costs as previously described for the quarter ended September 30, 2000. However, these higher costs were substantially offset by an increase in universal life and investment annuity contract revenues of 9.6% for the nine months ended September 30, 2000, over the comparable 1999 period. Additionally, while life insurance benefit claims were significantly higher in the first nine months of 2000, this increase was largely mitigated by reductions in traditional policy liabilities.

The Company recorded realized losses on investments, net of taxes, totaling $4,249,000 for the nine months ended September 30, 2000, compared to gains of $3,815,000 for the first nine months of 1999. The losses in 2000 are primarily due to a permanent impairment writedown for a specific debt security which defaulted during the second quarter. The Company's policy is to record an impairment writedown when a decline in value is other than temporary and full recovery of the investment costs is not expected. Overall, the Company's debt securities portfolio remains high quality with small holdings of below investment grade securities. The 1999 gains were primarily from sales and calls of investments in debt securities totaling $2,662,000, net of taxes. Also included in 1999 was a net gain totaling $922,000 from the sale of investment real estate owned by one of National Western's subsidiaries, NWL 806 Main, Inc.

As previously described for the three months ended September 30, 1999, equity-indexed annuity issues decreased net earnings by over $5 million in 1999.
Also affecting year-to-date 1999 earnings was the resolution of pending litigation which resulted in additional other income to the Company totaling $8,482,000, or $5,513,000 net of taxes.

As previously reported, the bankruptcy reorganization of the Company's wholly owned subsidiary, The Westcap Corporation, was completed in the first quarter of 1999. Pursuant to the reorganization plan, National Western retained 100% continuing ownership of the reorganized Westcap and the subsidiary is now operating as a real estate management company. No losses were reported for discontinued brokerage operations in the nine months ended September 30, 1999, as the entire $14,125,000 settlement payment was accrued and reported as a loss in the third quarter of 1998.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the nine months ended September 30, 2000 and 1999 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.


                    Domestic International
                      Life        Life                    All
                    Insurance  Insurance   Annuities    Others      Totals
                                         (In thousands)


Segment
earnings:

September 30,
 2000            $    5,186       6,143      20,008       1,844      33,181

September 30,
 1999            $    5,219       5,858      22,248       1,747      35,072


Domestic Life Insurance Operations

Earnings for the domestic life insurance operating segment were $5,186,000 and $5,219,000 for the nine months ended September 30, 2000 and 1999, respectively. While premiums and contract revenues were lower and policy benefits were higher for the nine months ended September 30, 2000, these negative impacts to earnings were substantially reduced by increases in net investment income and lower other operating expenses. These balancing fluctuations resulted in the relatively comparable net earnings between 2000 and 1999.

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below:


                                           Nine Months Ended September 30,
                                                  2000           1999
                                                    (In thousands)


Domestic Life Insurance Operations:

Premiums and other revenue:
    Premiums and contract revenues         $       17,546         18,474
    Net investment income                          19,642         18,996
    Other income                                       25             32

Total premiums and other revenue                   37,213         37,502

Benefits and expenses:
    Policy benefits                                12,323         11,894
    Amortization of deferred
    policy acquisition costs                        3,555          3,614
    Universal life insurance
    contract interest                               7,099          7,315
    Other operating expenses                        6,363          6,784

Total benefits and expenses                        29,340         29,607

Segment earnings before
Federal income taxes                                7,873          7,895

Federal income taxes                                2,687          2,676

Segment earnings                           $        5,186          5,219


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


                                        Nine Months Ended September 30,
                                                2000          1999
                                                  (In thousands)


Universal life insurance:
    Cost of insurance                     $       9,108         8,777
    Surrender charges                             1,371         1,299
    Policy fees and other revenues                  946         1,178
Traditional life insurance premiums               6,121         7,220

Totals                                    $      17,546        18,474


Actual universal life insurance deposits, which are recorded directly to policyholder liabilities upon receipt, for the nine months ended September 30, 2000 and 1999 are detailed below.


                                       Nine Months Ended September 30,
                                               2000           1999
                                                  (In thousands)


Universal life insurance:

    First year and single premiums        $     3,490           4,001
    Renewal premiums                           10,732          10,874

Totals                                    $    14,222          14,875


Consistent with the third quarter of 2000, policy benefits were higher for the nine months ended September 30, 2000, totaling $12,323,000 compared to $11,894,000 for the comparable 1999 period. The increase is due to higher life insurance benefit claims and surrenders of traditional products net of related changes in policy liabilities.

Other operating expenses totaled $6,363,000 and $6,784,000 for the nine months ended September 30, 2000 and 1999, respectively. Expenses for 2000 were lower as 1999 expenses include an additional accrual for state income taxes.

International Life Insurance Operations

Earnings for the international life insurance operating segment were $6,143,000 and $5,858,000 for the nine months ended September 30, 2000 and 1999, respectively. The 4.9% increase in net earnings is primarily due to higher cost of insurance revenues and net investment income, tempered by increases in expenses, primarily contract interest.

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below:

                                           Nine Months Ended September 30,
                                                  2000           1999
                                                    (In thousands)


International Life Insurance
Operations:

Premiums and other revenue:
    Premiums and contract revenues         $       33,362         31,819
    Net investment income                          17,112         16,387
    Other income                                       37             32

Total premiums and other revenue                   50,511         48,238

Benefits and expenses:

    Policy benefits                                12,749         13,070
    Amortization of deferred
    policy acquisition costs                       10,491          9,434
    Universal life insurance
    contract interest                              11,867         10,397
    Other operating expenses                        6,079          6,476

Total benefits and expenses                        41,186         39,377

Segment earnings before
Federal income taxes                                9,325          8,861

Federal income taxes                                3,182          3,003

Segment earnings                           $        6,143          5,858


A comparative detail of premiums and contract revenues, which reflects the increase in universal life cost of insurance revenues as previously described, is provided below:


                                          Nine Months Ended September 30,
                                                 2000            1999
                                                   (In thousands)


Universal life insurance:
    Cost of insurance                     $        23,055         21,919
    Surrender charges                               5,864          5,993
    Policy fees and other revenues                  2,686          2,835
Traditional life insurance premiums                 1,757          1,072

Totals                                    $        33,362         31,819


Actual universal life insurance deposits collected for the nine months ended September 30, 2000 and 1999 are detailed below. Increases in current year premiums are due to improving economic conditions during 2000 in the international Central and South American markets and higher sales production from the Pacific Rim market.

                                           Nine Months Ended September 30,
                                                  2000            1999
                                                    (In thousands)


Universal life insurance:

    First year and single premiums         $        10,137          9,504
    Renewal premiums                                27,780         27,247

Totals                                     $        37,917         36,751


Universal life insurance contract interest increased from $10,397,000 in 1999 to $11,867,000 in 2000. The increase in contract interest is consistent with growth in the universal life insurance business. Interest is also higher due to increasing policyholder persistency bonuses credited to specific international products. Certain products are credited with bonus interest if the policies remain in force for specified time periods.

Annuity Operations

Earnings for the annuity operating segment were $20,008,000 and $22,248,000 for the nine months ended September 30, 2000 and 1999, respectively. Consistent with the third quarter results as previously described, earnings for the nine months ended September 30, 2000, were lower than 1999 primarily due to higher amortization of deferred policy acquisition costs. However, increases in annuity contract revenues, primarily from policy surrender charges, mitigated a significant portion of this effect. Also, as previously described for the third quarter results, year-to-date earnings for 1999 were affected by several significant items which substantially negated each other. Results for the nine months ended September 30, 2000, include higher income from a litigation settlement, offset by decreases in surrender charge revenues and lower earnings from the Company's equity-indexed annuity business.

A comparative analysis of results of operations for the Company's annuity segment is detailed below:


                                            Nine Months Ended September 30,
                                                   2000           1999
                                                     (In thousands)


Annuity Operations:

Premiums and other revenue:
    Premiums and contract revenues          $       26,391         21,379
    Net investment income                          119,278        129,095
    Other income                                       287          8,796

Total premiums and other revenue                   145,956        159,270

Benefits and expenses:
    Policy benefits                                    155            253
    Amortization of deferred
    policy acquisition costs                        23,141         16,663
    Annuity contract interest                       84,146        100,457
    Other operating expenses                         8,140          8,242

Total benefits and expenses                        115,582        125,615

Segment earnings before
Federal income taxes                                30,374         33,655

Federal income taxes                                10,366         11,407

Segment earnings                            $       20,008         22,248


Premiums and annuity contract revenues were up $5,012,000, or 23.4%, from $21,379,000 in 1999 to $26,391,000 in 2000. This increase is due to higher surrender charge revenues from single-tier annuities. As previously described for the third quarter results, actual policy surrenders were abnormally high through the first nine months of 2000 resulting in increased revenues. However, the surrenders peaked in the second quarter and have begun to slow in the third quarter of 2000. A comparative detail of the components of premiums and annuity contract revenues is provided below.


                                              Nine Months Ended September 30,
                                                     2000            1999
                                                       (In thousands)


Surrender charges:
   Two-tier annuities                        $         11,575         11,655
   Single-tier annuities                               10,316          5,234

Total surrender charges                                21,891         16,889
Payout annuity and other revenues                       4,448          4,431
Traditional annuity premiums                               52             59

Totals                                       $         26,391         21,379


Annuity deposits for 2000 reflect a decline of 11.9% compared to the same period of 1999, resulting substantially from decreases in equity-indexed annuity deposits. Sales of these annuities continue to slow, largely a result of volatility in the stock market as previously described for the quarter ended September 30, 2000. Some of the decline in equity-indexed annuity sales is being countered with increases in sales of other deferred annuities, which reflect growth of 5.8% for 2000. Actual annuity deposits collected for the nine months ended September 30, 2000 and 1999 are detailed below.


                                           Nine Months Ended September 30,
                                                  2000           1999
                                                     (In thousands)


Deferred annuities:
    Equity-indexed                          $       82,991        123,491
    Other                                          157,015        148,376

Total deferred annuities                           240,006        271,867
Immediate annuities                                 19,940         23,124

Totals                                      $      259,946        294,991


Net investment income for the nine months ended September 30, 2000 and 1999 totaled $119.3 million and $129.1 million, respectively. Declines in fair values of index options resulted in reductions to net investment income totaling $20,517,000 and $5,524,000 for the nine months ended September 30,
2000 and 1999, respectively.   Index options are used to hedge the equity
return component of the Company's equity-indexed annuities. Fluctuations in the income from index options correlates to the performance of the stock market, more specifically the S&P 500 Index. The significant decline in investment income resulting from the index options is substantially offset by lower annuity contract interest expense. However, as more fully described for third quarter 1999 results, primarily because of policy liability reserving treatments related to minimums guaranteed interest rates, the reduction in 1999 annuity contract interest expense was much less than the decline in net investment income.

Annuity contract interest was $84.1 million in 2000 compared to $100.5 million in 1999. The decrease is primarily due to lower interest credited on equity-indexed annuities resulting from the volatility and decline in the S&P 500 Index. Also as described above, decreases in index option income were experienced during the nine months ended September 30, 2000, reflecting the hedging policy implemented for the equity-indexed annuity business. However, differences between income from index options and contract interest credited to policyholders will occur for several reasons as previously explained in detail for the three months ended September 30, 2000.

Amortization for the nine months ended September 30, 2000 and 1999 totaled $23,141,000 and $16,663,000, respectively. The increase in amortization is related to the increase in annuity policy surrenders as previously described for the three months ended September 30, 2000.

Other Operations

As previously described for the three months ended September 30, 2000, National Western has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Earnings for these other operations totaled $1,844,000 and $1,747,000 for the nine months ended September 30, 2000 and 1999, respectively. Currently, most of the income from these operations is from a life interest in the Libbie Shearn Moody Trust. This asset was owned by National Western Life Insurance Company during 1996 but was transferred to NWL Services, Inc., in 1997. Dividend distributions from the Trust are declared semi-annually in June and December each year. Because the asset is a life interest, these distributions are only accrued in the Company's financial statements when declared. Semi-annual distributions totaled $1,793,000 and $1,751,000 in June 2000 and 1999, respectively.

During the first quarter of 2000, the Company acquired a nursing home facility through an affiliated limited partnership. The acquisition, which totaled approximately $6.6 million, was made by a newly formed limited partnership, the partners of which are downstream subsidiaries of National Western. The nursing home facility, which opened in late July, 2000, is operated by an affiliated limited partnership and the financial operating results are consolidated with those of the Company. Daily operations and management of the nursing home are performed by an experienced management company through a contract with the limited partnership. Initial start up expenses in 2000 could generate minimum operating losses of approximately $900,000, before taxes. Currently, operating losses before taxes from initial start up costs totaled approximately $540,000 for the period from inception to September 30, 2000.


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

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $117.7 million and $85.7 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash flows from the Company's deposit product operations, which includes universal life and investment annuity products, totaled $32.8 million for the first nine months of 1999, but reflected cash outflows of $78.0 million for the comparable period of 2000. The negative cash flow in the Company's deposit product operations is primarily due to abnormally high annuity surrenders during 2000. While increased surrenders may continue, this high rate of surrenders has slowed from its peak in the second quarter. Premium deposits have also been lower in the first nine months of 2000 due to lower equity-indexed annuity sales, which have been affected by the volatility in the stock market. The Company primarily used cash generated from operations and some short-term borrowings to manage this negative cash flow.

The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $56.2 million and $106.4 million for the nine months ended September 30, 2000 and 1999, respectively. The Company expects significant cash flows from these sources throughout the remainder of 2000.

Capital Resources

The Company relies on stockholders' equity for its capital resources, as there has been no long-term debt outstanding in 2000 or recent years. The Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 2000.

Stockholders' equity totaled $494.9 million at September 30, 2000, reflecting an increase of $19.4 million from December 31, 1999. The increase in capital is primarily from net earnings of $28.9 million, offset by an increase in net unrealized losses on investment securities totaling $10.6 million during the first nine months of 2000. The increase in unrealized losses was due to market interest rate conditions and transfers of securities from held to maturity to available for sale. As previously described in Investments in Debt and Equity Securities, the debt securities transfers were executed due to significant credit deterioration of the issuing companies. Book value per share at September 30, 2000, was $141.31.


CHANGES IN ACCOUNTING PRINCIPLES

In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June, 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," was issued deferring SFAS No. 133, which will now be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement defines several designations of derivatives based on the instrument's intended use and specifies the appropriate accounting treatment for changes in the fair value of the derivative based on its resulting designation. In June, 2000, the FASB also issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133 for certain specifically identified derivative instruments and hedging activities. This statement is to be adopted concurrently with SFAS No. 133.

The Company currently sells equity-indexed annuities that contain an equity return component for policyholders which is an embedded derivative instrument. The Company purchases index options, which are also derivative instruments, to hedge this equity return component. The index options are reported at fair value in the Company's financial statements, which is in accordance with SFAS No. 133 requirements. The Company also uses a fair value approach in recording policy liabilities for the equity-indexed annuities. However, one of the more complex and challenging aspects of interpreting and implementing SFAS No. 133 is how the insurance industry is to apply the statement's provisions
to  policy  liabilities  for  equity-indexed  products.    The  Derivative
Implementation Group of the FASB is in the process of addressing this policy liability issue and has only recently released what may ultimately be definitive guidance. The Company is still in the process of reviewing the guidance provided by the Derivatives Implementation Group. The initial review indicates that the policy liability methodology is somewhat different from the Company's, even though both calculations follow a fair value approach. Additional review and system programming will be completed by the Company during the fourth quarter of 2000 to determine policy liabilities under the new method. Until this process is completed, the Company is unable to determine if there will be any material changes to total policy liabilities for its equity-indexed annuities. As a result, the ultimate implementation of SFAS No. 133 could have a significant effect on the Company's results of operations. The Company expects to implement the new statement in the first quarter of 2001.


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


                         PART II.  OTHER INFORMATION

                          ITEM 1.  LEGAL PROCEEDINGS


As more fully described in note 3 to the accompanying financial statements, National Western Life Insurance Company's wholly owned subsidiary, The Westcap Corporation, has prevailed in an October 13, 2000, decision issued by the United States Court of Appeals for the Fifth Circuit, New Orleans, Louisiana. The Court of Appeals decision reversed a $51,738,868 judgment entered in 1998 by the United States District Court for the Southern District of Texas (Houston Division) and the United States Bankruptcy Court in Houston in favor of The City Colleges of Chicago. The Appellate Court ruled in favor of The Westcap Corporation and determined that there had been no violations by The Westcap Corporation of the Texas securities laws. The Appellate Court remanded the case to the U.S. District Court for entry of a new judgment in favor of Westcap. The Appellate decision is subject to further review by the Fifth Circuit Court of Appeals upon filed motion for rehearing en banc on November 3, 2000, and possible appeal to the United States Supreme Court by The City Colleges of Chicago.

The ruling does not affect the consolidated financial statements of National Western Life Insurance Company as no liability had been previously accrued for the District Court judgment. However, National Western will be entitled to recover a portion of the settlement of the Westcap bankruptcy, but not to exceed $600,000, should the Appellate Court decision become final.


                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

Exhibit 11    -Computation of Earnings Per Share (filed on pages __
                and __ of this report).


Exhibit 27    -Financial Data Schedule (filed electronically pursuant
                to Regulation S-K).

(b) Reports on Form 8-K

A report on Form 8-K dated October 13, 2000, was filed by the Company disclosing the favorable court decision for the Company's wholly owned subsidiary, The Westcap Corporation, as described above in Item 1, Legal Proceedings.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   NATIONAL WESTERN LIFE INSURANCE COMPANY
                                 (Registrant)


Date: November 10, 2000                  /S/ Ross R. Moody
                                         Ross R. Moody
                                         President, Chief Operating Officer,
                                         and Director
                                         (Authorized Officer)



Date: November 10, 2000                  /S/ Robert L. Busby, III
                                         Robert L. Busby, III
                                         Senior Vice President -
                                         Chief Administrative Officer,
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)



Date: November 10, 2000                  /S/ Vincent L. Kasch
                                         Vincent L. Kasch
                                         Vice President - Controller
                                         and Assistant Treasurer
                                         (Principal Accounting Officer)




                                  EXHIBIT 11

           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      COMPUTATION OF EARNINGS PER SHARE
            For the Three Months Ended September 30, 2000 and 1999
                                 (Unaudited)
                     (In thousands except per share data)


                                                      2000          1999


Numerator for basic and diluted
earnings per share:
    Earnings available to common
    stockholders before and after
    assumed conversions:
    Net earnings                                $       9,006        12,586


Denominator:
    Basic earnings per share -
    weighted-average shares                             3,502         3,501

    Effect of dilutive stock options                       18            27

    Diluted earnings per share -
    adjusted weighted-average
    shares for assumed conversions                      3,520         3,528


Basic earnings per share:
    Net earnings                                $        2.57          3.60


Diluted earnings per share:
    Net earnings                                $        2.56          3.57




                                  EXHIBIT 11

           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      COMPUTATION OF EARNINGS PER SHARE
            For the Nine Months Ended September 30, 2000 and 1999
                                 (Unaudited)
                     (In thousands except per share data)


                                                       2000          1999


Numerator for basic and diluted
earnings per share:
    Earnings available to common stockholders
    before and after assumed conversions:
    Net earnings                                 $       28,932       38,887

Denominator:
    Basic earnings per share -
    weighted-average shares                               3,501        3,499

    Effect of dilutive stock options                         18           32

    Diluted earnings per share -
    adjusted weighted-average
    shares for assumed conversions                        3,519        3,531


Basic earnings per share:
    Net earnings                                 $         8.26        11.11


Diluted earnings per share:
    Net earnings                                 $         8.22        11.01
