Form 10-K405
period 2000-12-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2001-04-02
CIK 70684

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-K


   [ X  ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 2000

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

Yes [ X  ]     No  [      ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant at March 19, 2001, was approximately $206,354,000.

As of March 19, 2001, the number of shares of Registrant's common stock outstanding was: Class A - 3,308,487 and Class B - 200,000.




                                    PART I

                               ITEM 1. BUSINESS

(a) General Development of Business

Life Insurance and Annuity Operations

National Western Life Insurance Company (hereinafter referred to as "National Western," "Company," or "Registrant") is a life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-three states, the District of Columbia, and four U.S. territories or possessions. National Western is also licensed in Haiti, and although not otherwise licensed, accepts applications from and issues policies to residents of various countries in Central and South America, the Caribbean, and the Pacific Rim. Such policies are underwritten, accepted, and issued in the United States upon applications submitted by independent contractor broker-agents. The Company's operations are generally segmented as follows: domestic life insurance, international life insurance, and annuity operations. During 2000, the Company recorded approximately $418 million in premium revenues, universal life, and investment annuity contract deposits. New life insurance issued during 2000 approximated $1.7 billion, and the total amount in force at year-end 2000 was $9.7 billion. As of December 31, 2000, the Company had total consolidated assets of $3.7 billion.

Competition: The life insurance business is highly competitive, and National Western competes with over 1,400 stock and mutual companies. Best's Agents Guide To Life Insurance Companies, an authoritative life insurance publication, lists companies by total admitted assets, net premiums written, and life insurance in force. As of December 31, 1999, the most recent date for which information is available, National Western ranked 149 in total admitted assets, 198 in net premiums written, and 235 in life insurance in force among over 1,400 life insurance companies domiciled in the United States.

Life insurance companies compete not only on product design and price, but on policyowner service and marketing and sales efforts. National Western believes that its products, premium rates, policyowner service, and marketing efforts are generally competitive with those of other life insurance companies selling similar types of insurance. Mutual insurance companies may have certain competitive advantages over stock companies in that the policies written by them are participating policies and their profits inure to the benefit of their policyholders. The Company no longer writes participating policies, and such policies represent a minor portion of the Company's life insurance in force at December 31, 2000.

There has been an ongoing consolidation of companies within the life insurance industry in recent years. It appears this consolidation process may continue as entities acquire other insurance companies, blocks of insurance business, or even related businesses. The reasons for the consolidations are numerous and include, among others, strengthening market share, diversifying into other lines of insurance, improving marketing and distribution channels, and economies of scale. For whatever reasons, this consolidation trend in the insurance industry will likely continue to affect competition.

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

Along with the potential increased competition, technology and the Internet are affecting how life insurance companies do business. As consumers become more comfortable with purchases and transactions over the Internet, insurance companies will have to evaluate the extent to which they need to integrate the Internet into their marketing and distribution of products. While insurance products can be complex and typically require more conventional sales methods, certain insurance products are more like commodities which can be readily sold over the Internet. Insurance companies that are able to address the needs of consumers through the use of current technologies and the Internet may have competitive advantages over those companies that are not able to integrate new technologies into their businesses.

Financial strength ratings of insurance companies also directly affect competitive positions within the industry. Most insurance companies obtain one or more ratings from independent rating agencies. National Western is rated "A- (excellent)" by A.M. Best Company. A.M. Best's ratings evaluate factors affecting the overall performance of an insurance company in order to provide an opinion of the Company's financial strength, operating performance, and ability to meet its obligations to policyholders. Ratings range from A++ (superior) to F (in liquidation). The "A-" rating identifies companies which have, on balance, demonstrated excellent financial strength, operating performance, and market profile when compared to the standards established by A.M. Best. These companies, in the opinion of A.M. Best, have a strong ability to meet their ongoing obligations to policyholders. National Western has also been assigned an "A+ (strong)" by Standard and Poor's Corporation. A Standard & Poor's rating is an opinion of the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms. Ratings range from AAA (extremely strong) to CC (extremely weak) and R (regulatory supervision).

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

Agents and Employees: National Western has 228 employees at its principal executive office. Its insurance operations are conducted primarily through broker-agents, which numbered 7,368 at December 31, 2000. The agency operations are supervised by Senior Vice Presidents of domestic and international marketing. The Company's agents are independent contractors who are compensated on a commission basis. General agents receive overriding first-year and renewal commissions on business written by agents under their supervision.

Many of the domestic marketing agents are contracted through independent marketing organizations. These organizations have well developed agent networks and extensive experience, financial resources, and success in marketing life insurance and annuity products. The international broker-agents are independent contractors and are a significantly smaller group than the domestic force. However, these broker-agents have been carefully selected and are proven producers, many of whom have submitted policy applications to the Company for 20 or more years.

A significant portion of the Company's universal life and investment annuity contracts were sold through three marketing agencies in recent years. Combined business from these agencies accounted for approximately 30% of total direct premium revenues and universal life and investment annuity contract deposits for 2000. These same three marketing agencies accounted for 28% of total direct premium revenues and universal life and investment annuity contract deposits for 1999 and 1998.

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


                                              Years Ended December 31,
                                          2000         1999         1998
                                                   (In thousands)


Investment annuities:
     Single premium deferred         $    108,600      129,430      131,716
     Flexible premium deferred            195,938      229,623      278,605
     Single premium immediate              24,464       30,510       20,682

Total annuities                           329,002      389,563      431,003

Universal life insurance                   70,514       69,906       69,647
Traditional life and other                 18,105       19,154       20,237


Total direct premiums collected      $    417,621      478,623      520,887



                                             Years Ended December 31,
                                          2000         1999         1998
                                                  (In thousands)


First year and single premiums:
     Investment annuities            $    318,392      375,406      412,443
     Life insurance                        20,864       20,479       22,145

Total first year and single               339,256      395,885      434,588

Renewal premiums:
     Investment annuities                  10,610       14,157       18,560
     Life insurance                        67,755       68,581       67,739

Total renewal                              78,365       82,738       86,299

Total direct premiums collected      $    417,621      478,623      520,887


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

Geographical Distribution of Business: For the year 2000, insurance and annuity policies held by residents of the State of Texas and California each accounted for 11% of premium revenues, universal life, and investment annuity contract deposits from direct business, while policies held by residents of Pennsylvania, Michigan, and Ohio accounted for approximately 9%, 8%, and 6%, respectively. All other states of the United States accounted for 37% of premium revenues and deposits from direct business. The remaining 18% of premium revenues and deposits were derived from the Company's policies issued to foreign nationals, primarily in Central and South America, almost all of which was for individual life insurance. A distribution of the Company's direct premium revenues and deposits by domestic and international markets is provided below:

                                              Years Ended December 31,
                                          2000         1999         1998
                                                   (In thousands)


United States domestic products:
     Investment annuities            $    316,649      385,019      429,309
     Life insurance                        27,104       28,435       30,878

Total domestic products                   343,753      413,454      460,187

International products:
     Investment annuities                  12,353        4,544        1,694
     Life insurance                        61,515       60,625       59,006


Total international products               73,868       65,169       60,700

Total direct premiums collected      $    417,621      478,623      520,887


Approximately 69% of the direct life insurance premiums collected during 2000 was from international insurance brokers acting as independent contractors. Foreign business is produced by various independent brokers, primarily in Central and South America, and forwarded to the United States for underwriting, acceptance, and issuance. The Company maintains strict controls on the business it accepts from such foreign independent brokers, as well as its underwriting procedures for such business. Except for a small block of business, a currency clause is included in each foreign policy stating that premium and claim "dollars" refer to lawful currency of the United States. Traditional and universal life products are available in the international market to individuals in upper socioeconomic classes. By providing coverage exclusively to this group, the results typically produce a higher average policy size, strong persistency, and claims experience similar to that in the United States.

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

The following table shows the distribution of the Company's investments:

                                                 December 31,
                                  2000     1999     1998     1997     1996


Securities held to maturity        65.7%    66.2%    64.7%    65.2%    67.6%
Securities available for sale      22.8     22.1     23.4     22.6     19.0
Mortgage loans                      6.1      5.7      5.6      6.3      7.0
Policy loans                        3.4      3.6      4.0      4.7      5.1
Other investments                   2.0      2.4      2.3      1.2      1.3

Totals                            100.0%   100.0%   100.0%   100.0%   100.0%


The following table shows investment results for the periods indicated:


                                    Net           Realized       Unrealized
                 Invested       Investment    Gains (Losses)       Gains
    Year          Assets        Income (A)    On Investments   (Losses) (B)
                                   (In thousands)


    2000    $     3,223,803         210,654         (19,242)         (4,870)
    1999          3,250,679         242,980           4,481         (22,412)
    1998          3,138,084         233,844           2,384           2,218
    1997          2,877,340         217,446          (1,588)          3,929
    1996          2,770,931         214,302           1,612          (5,342)

Notes to Table:

(A) Net investment income is after deduction of investment expenses, but before realized gains (losses) on investments and Federal income taxes.

(B) Unrealized gains and losses, net of effects of deferred policy acquisition costs and taxes, relate only to those investment securities classified as available for sale.


Regulation: The Company is subject to regulation by the supervisory agency of each state or other jurisdiction in which it is licensed to do business. These agencies have broad administrative powers, including the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, the form and content of mandatory financial statements, capital, surplus, and reserve requirements, as well as the previously mentioned regulation of the types of investments which may be made. The Company is required to file detailed financial reports with each state or jurisdiction in which it is licensed, and its books and records are subject to examination by each. In accordance with the insurance laws of the various states in which the Company is licensed and the rules and practices of the National Association of Insurance Commissioners, examination of the Company's records routinely takes place every three to five years. These examinations are supervised by the Company's domiciliary state, with representatives from other states participating. The most recent completed examination of National Western covered the five-year period ended December 31, 1997. The examination was conducted by the Colorado Division of Insurance. A final report disclosing the examination results was received by the Company in February, 2000. The report contained no financial adjustments and no issues which had an impact on the operations of the Company. However, the report did include recommendations for improvements in the Company's facultative reinsurance documentation and disaster recovery plans. The Company has appropriately addressed the facultative reinsurance documentation issues and is currently in the process of working on improvements to existing disaster recovery plans.

Regulations that affect the Company and the insurance industry are often the result of efforts by the National Association of Insurance Commissioners
(NAIC). The NAIC is an association of state insurance commissioners, regulators, and support staff that acts as a coordinating body for the state insurance regulatory process. The NAIC has recently completed a comprehensive process of codifying statutory accounting practices and procedures. Other than specific individual state laws, the codification results will be the only source of prescribed statutory accounting practices. The Company's state of domicile, Colorado, has adopted the new codified statutory accounting practices and procedures. Insurance companies must adopt these new statutory accounting practices in 2001, which will result in significant changes to existing practices used in the preparation of statutory financial statements. The Company is currently in the process of finalizing the implementation of the new accounting practices, as the first statutory financial statements filed under the new rules will be for the quarter ended March 31, 2001. National Western currently anticipates the financial effects of implementation will be to increase statutory capital and surplus by approximately $3 million as of January 1, 2001. The Company's statutory capital and surplus as of December 31, 2000, before the effects of the rule changes was $396 million.

Also of particular importance, the NAIC has established risk-based capital
(RBC) requirements to help state regulators monitor the financial strength and stability of life insurers by identifying those companies that may be inadequately capitalized. Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold. The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments. The RBC formula takes into consideration four major areas of risk which are: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses mortality and morbidity risk; (iii) interest rate risk which involves asset/liability matching issues; and (iv) other business risks. The Company has calculated its RBC level and has determined that its capital and surplus is significantly in excess of the threshold requirements. Additionally, the Company's RBC level will remain significantly in excess of threshold requirements after implementation of the new statutory accounting procedures as described above.

In addition to RBC requirements, insurance companies are also monitored by the NAIC through its Insurance Regulatory Information System (IRIS). IRIS consists of two systems, the original IRIS system and the Financial Analysis and Solvency Tracking System. The original IRIS consists of two phases. The first is a statistical phase during which key financial ratio results are generated from the NAIC data base, which contains financial information
obtained  from  insurers'  statutory  annual  statements.    The  second,  an
analytical phase, is a review of the annual statements and financial ratios by experienced financial examiners. The ratios of companies are compared against usual ranges to identify trends or areas requiring additional review or analysis. Typically, three or more ratios outside the usual ranges can result in increased regulatory scrutiny.  All of the Company's ratios for
2000 were within usual ranges, with one  exception.    National  Western
exceeded a ratio which measures the percentage change in premium income from 1999 to 2000. Based on statutory financial statements, the Company's decrease in premium income in 2000 reflected a change which exceeded the IRIS threshold. This ratio reflects the Company's decreased sales of annuities in 2000 compared to the previous year, primarily due to lower sales of equity-indexed annuities resulting from volatile and unfavorable stock market conditions.

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

Additionally, current tax law reflects an individual capital gains tax rate of 20%. Because many consumers purchase annuities and life insurance for their tax deferral advantages over other investments or retirement products, a reduction in the Federal income tax rate for capital gains could diminish the appeal of life and annuity products and increase the attractiveness of competing products. Although National Western has not experienced any significant impact on its sales, changes could have the potential to adversely impact Company and industry wide sales.

There have also been various proposals in past years to modify the existing Federal income tax laws. While the following have been getting little attention in recent years, some proposals outline measures to implement a "flat tax" structure that would lower the marginal tax rates for many taxpayers. Other proposals call for eliminating the existing income tax and implementing a "consumption based tax." Adoption of any of these new methods, particularly a consumption based tax, could have adverse effects on the insurance industry, as the value of annuity and life insurance products with income tax deferral advantages would be lessened or minimized. However, it is impossible to predict what changes, if any, will be made to the existing Federal income tax structure and the timing of any such changes.

Discontinued Brokerage Operations

In addition to life insurance and annuity operations, the Company had a brokerage operations segment through its wholly owned subsidiary, The Westcap Corporation (Westcap). However, during 1995 Westcap closed its sales offices and approved a plan to cease all brokerage operations. Declines in both sales revenues and earnings were the principal reasons for ceasing brokerage
operations.    The  declines  resulted  primarily  from  adverse  bond  market
conditions and adverse publicity about litigation.   Subsequently on April 12,
1996, Westcap and its wholly owned subsidiary, Westcap Enterprises, Inc., separately filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy reorganization was completed in January, 1999, National Western retained 100% continuing ownership of the reorganized Westcap, and the subsidiary is now operating as a real estate management company. The brokerage segment is reported as discontinued operations throughout this report and in the accompanying financial statements. The bankruptcy and ultimate settlement are more fully described in Note 9, Commitments and Contingencies, in the accompanying consolidated financial statements and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Other Operations

National Western's primary business encompasses its life insurance and annuity operations, but the Company also has small real estate, nursing home, and other investments through wholly owned subsidiaries. These operations are substantially less in scope and significance to National Western's consolidated financial operations. However, as more fully described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, these operations do enhance the Company's consolidated results contributing $3.1 million, $3.2 million, and $2.2 million to consolidated earnings for the years 2000, 1999, and 1998, respectively.

(b) Financial Information About Industry Segments

A summary of financial information for the Company's industry segments follows:


                 Domestic  International
                   Life        Life                     All
                 Insurance   Insurance   Annuities     Others      Totals
                                       (In thousands)


Revenues,
excluding
realized
gains
(losses):
  2000         $    50,189      66,573     189,159       6,036     311,957
  1999              49,762      64,751     227,583       4,906     347,002
  1998              51,257      62,578     214,049       3,346     331,230

Segment
earnings:(A)
   2000        $     6,124       6,719      25,059       3,146      41,048
   1999              8,209       6,798      38,068       3,238      56,313
   1998              6,395       6,397      27,508       2,224      42,524

Segment
assets:(B)
   2000        $   402,840     387,979   2,834,344      47,684   3,672,847
   1999            404,234     380,154   2,844,465      39,247   3,668,100
   1998            412,538     373,201   2,692,330      19,285   3,497,354

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

(c) Narrative Description of Business

Included in Item 1.(a).

(d) Financial Information About Geographic Areas

Included in Item 1.(a) and Note 14, Segment and Other Operating Information, of the accompanying financial statements.


                              ITEM 2. PROPERTIES

The Company leases approximately 72,000 square feet of office space in Austin, Texas. This lease expires in 2010 and specifies lease payments that gradually increase over the term of the lease. Currently, lease payments are $487,500 per year plus taxes, insurance, maintenance, and other operating costs. Additionally, the Company's wholly owned subsidiary, The Westcap Corporation, owns two buildings in Austin, Texas, that total approximately 21,000 square feet that are leased and utilized by the Company. The Company's affiliate, Regent Care Building, Limited Partnership, owns a 46,000 square foot building in Reno, Nevada, which is leased and utilized by another of the Company's affiliates, Regent Care Operations, Limited Partnership, for use in its nursing home operations. Lease costs and related operating expenses for facilities of the Company's subsidiaries are currently not significant in relation to the Company's consolidated financial statements. Additionally, the intercompany lease costs related to The Westcap Corporation and the nursing home have been eliminated for consolidated reporting purposes.


                          ITEM 3. LEGAL PROCEEDINGS

The Westcap Corporation Bankruptcy Proceedings

On March 28, 1994, the Community College District No. 508, County of Cook and State of Illinois (The City Colleges), filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against National Western Life Insurance Company (the Company or National Western) and subsidiaries of The Westcap Corporation (Westcap), a wholly owned subsidiary of the Company. The suit sought rescission of securities purchase transactions by The City Colleges from Westcap between September 9, 1993, and November 3, 1993, alleged compensatory damages, punitive damages, injunctive relief, declaratory relief, fees, and costs. National Western was named as a "controlling person" of the Westcap defendants. In the meantime, Westcap filed Chapter 11 bankruptcy, and The City Colleges filed a claim in the bankruptcy court against Westcap. The claim was tried before the bankruptcy court, and in September, 1997, a $56,173,000 judgment was entered against Westcap favorable to The City Colleges. Westcap appealed this decision to the United States District Court for the Southern District of Texas (Houston Division). On July 24, 1998, the District Court affirmed the orders of the bankruptcy court with respect to their underlying conclusion that Westcap was liable to The City Colleges under the Texas Securities Act, but the Court vacated the orders and remanded them to the bankruptcy court to determine the correct amount of damages in a manner consistent with the Court's opinion and the Texas Securities Act. The bankruptcy court on November 16, 1998, entered an order allowing a claim of The City Colleges against the Westcap estate of $51,738,868. Westcap appealed the bankruptcy court's and District Court's judgment to the United States Court of Appeals for the Fifth Circuit, New Orleans, Louisiana. Westcap prevailed in this appeal in an October 13, 2000, decision by the Appellate Court which reversed the $51,738,868 judgment entered in 1998 by the District Court and the bankruptcy court in favor of The City Colleges. The Appellate Court ruled in favor of Westcap and determined that there had been no violations by Westcap of the Texas securities laws. The Appellate Court remanded the case to the District Court for entry of a new judgment in favor of Westcap, which judgment was entered by the District Court on February 28, 2001, for Westcap. The City Colleges filed a motion for rehearing en banc with the Fifth Circuit Court of Appeals which was denied. The City Colleges filed an application for writ of certiorari with the United States Supreme Court which was denied in late February, 2001, because it was filed too late. The City Colleges filed with the Supreme Court a motion to extend the time for filing its application for writ of certiorari, which motion was denied March 26, 2001.

The above-described favorable ruling does not affect the current consolidated financial statements of National Western Life Insurance Company, as no liability had been previously accrued by National Western for the Bankruptcy/ District Court judgments against Westcap. However, in view of the Court of Appeals decision and the new judgment entered by the District Court, National Western will be entitled to recover a portion of the settlement of the Westcap bankruptcy, but not to exceed $600,000. The Company anticipates the recovery amount will be determined and paid during 2001 and will be reflected in the Company's consolidated financial statements at such time.

While Westcap is a wholly owned subsidiary of the Company, the Company is not a party to the bankruptcy or the initial judgments against Westcap by the bankruptcy court and the United States District Court. The lawsuit of The City Colleges directly against National Western was stayed in September, 1994, pending resolution of The City Colleges' claim against Westcap. Following the initial judgment against Westcap in the bankruptcy court, on December 2, 1997, the stay was lifted by the United States District Court in Illinois, and The City Colleges filed an amended complaint seeking to hold the Company liable for the claim allowed in the bankruptcy court against Westcap under the "control person" provision of the Texas Securities Act. The suit seeks
approximately  $56  million  plus  fees  and  costs.    The  Company  filed
jurisdictional and venue motions to have the case transferred to the United States District Court for the Western District of Texas, which motions were agreed to by the Plaintiff, and the case is now pending in the United States District Court for the Western District of Texas, where the parties have engaged in discovery activities. The case has been awaiting the final outcome of the Westcap bankruptcy discussed above. However, based on the decision of the Fifth Circuit Court of Appeals and the denial of appeal by the United States Supreme Court, the Company has now filed with the United States District Court for the Western District of Texas a motion for summary judgment and dismissal of the lawsuit. Regardless of the outcome of the motion for summary judgment, the Company believes it has reasonable and adequate defenses to the suit. Although the alleged damages, if sustained, would be material to the Company's consolidated financial statements, a reasonable estimate of any actual losses which may result from the suit cannot be made at this time. Accordingly, no provision for any liability relating to this suit has been recognized in National Western's consolidated financial statements.

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


                   ITEM 4. SUBMISSION OF MATTERS TO A VOTE
                             OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2000.

                                   PART II

                ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                       AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The principal market on which the common stock of the Company trades is The Nasdaq Stock Market under the symbol NWLIA. The high and low sales prices for the common stock for each quarter during the last two years are shown in the following table:


                                          High          Low


          2000:  First Quarter       $    81           68-1/2
                 Second Quarter           80           67
                 Third Quarter            78           68-1/2
                 Fourth Quarter          104-7/8       70-1/4

          1999:  First Quarter       $   123-1/2      103
                 Second Quarter          105-1/2       94-1/8
                 Third Quarter           102-1/4       83
                 Fourth Quarter           87-3/4       68-5/8


(b) Equity Security Holders

The number of stockholders of record on December 31, 2000, was as follows:



            Class A Common Stock           5,825
            Class B Common Stock               2


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


                         ITEM 6. SELECTED FINANCIAL DATA

The following five-year financial summary includes comparative amounts taken from the audited financial statements.

Earnings Information:


                                        Years Ended December 31,
                               2000      1999      1998      1997      1996
                                (In thousands except per share amounts)


Revenues:
    Life and annuity
    premiums             $   9,717     11,310     13,165     15,812     16,611
    Universal life and
    investment annuity
    contract revenues       90,640     83,768     83,169     80,250     75,966
    Net investment
    income                 210,654    242,980    233,844    217,446    214,302
    Other income               946      8,944      1,052        354      2,718
    Realized gains
    (losses)
    on investments         (19,242)     4,481      2,384     (1,588)     1,612
Total revenues             292,715    351,483    333,614    312,274    311,209
Expenses:
    Policyholder
    benefits                35,078     32,456     32,441     35,285     33,313
    Amortization of
    deferred policy
    acquisition costs       47,948     39,148     40,415     39,934     30,361
    Universal life and
    investment annuity
    contract interest      137,711    162,302    158,889    145,200    151,475
    Other operating
    expenses                29,427     27,764     35,504     27,560     25,722
Total expenses             250,164    261,670    267,249    247,979    240,871
Earnings before
Federal income taxes
and discontinued
operations                  42,551     89,813     66,365     64,295     70,338
Federal income taxes        14,011     30,588     17,347     21,723     24,123
Earnings from
continuing
operations                  28,540     59,225     49,018     42,572     46,215
Losses from
discontinued
operations                     -          -      (14,125)    (1,000)       -
Net earnings           $    28,540     59,225     34,893     41,572     46,215


Diluted Earnings
Per Share: (A)
Earnings from
continuing
operations             $      8.11      16.78      13.87      12.09      13.17
Losses from
discontinued
operations                     -          -        (4.00)     (0.28)      -
Net earnings           $      8.11      16.78       9.87      11.81      13.17


Balance Sheet
Information:

Total assets           $ 3,697,956  3,682,828  3,518,003  3,225,563  3,120,829
Total liabilities      $ 3,197,850  3,207,306  3,079,638  2,824,700  2,767,969
Stockholders'
equity                 $   500,106    475,522    438,365    400,863    352,860


Note to Table:

(A) - Earnings per share amounts for 1996 have been restated in accordance with the implementation of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."



                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

National Western Life Insurance Company is a life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-three states, the District of Columbia, and four U.S. territories or possessions. It is also licensed in Haiti, and although not otherwise licensed, the Company accepts applications from and issues policies to residents of various Central and South American, Caribbean, and Pacific Rim countries. Such policies are underwritten, accepted, and issued in the United States. A distribution of the Company's direct premium revenues and deposits by domestic and international products is provided below:


                                              Years Ended December 31,
                                           2000         1999         1998


United States domestic products:
     Investment annuities                    75.8%        80.5%        82.4%
     Life insurance                           6.5          5.9          5.9

Total domestic products                      82.3         86.4         88.3

International products:
     Investment annuities                     3.0          0.9          0.3
     Life insurance                          14.7         12.7         11.4

Total international products                 17.7         13.6         11.7

Total direct premiums collected             100.0%       100.0%       100.0%


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

National Western markets and distributes its domestic products primarily
through independent marketing organizations (IMOs).   These IMOs assist the
Company  in  recruiting,  contracting,  and  managing  agents.    The  Company
currently has over 65 IMOs contracted for sales of life and annuity products.

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper
socioeconomic  classes  with  substantial  financial  resources.    Insurance
products are issued primarily to residents of countries in Central and South America, the Caribbean, and the Pacific Rim. Issuing policies to residents in countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available.

International production is from independent contractor broker-agents, many of whom have been submitting policy applications to National Western for 20 or more years. The Company continues to expand the countries from which it will accept applications to include those of South American and Pacific Rim countries which have higher growth potential than others.

There are inherent risks of accepting international applications that are not present within the domestic market. The risks involved with international business are reduced substantially by the Company in several ways. As previously described, the Company accepts applications from a specific niche group, which is foreign nationals in upper socioeconomic classes who have substantial financial resources. This targeted customer base coupled with National Western's conservative, yet competitive, underwriting practices have historically resulted in claims experience similar to that in the United States. The Company also minimizes exposure to foreign currency risks, as almost all foreign policies require payment of premiums and claims in United States dollars. Finally, the Company's experience with the international products and its strong contractual agreements with its independent broker-agent relationships, which in many cases exceed 20 years, help minimize risks and problems when issuing products to foreign nationals.

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

Investments in debt and equity securities are classified and reported as either securities held to maturity or securities available for sale. The Company does not maintain a portfolio of trading securities. The reporting category chosen for the Company's securities investments depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. At December 31, 2000, approximately 26% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

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

Securities that are not classified as held to maturity are reported as securities available for sale. These securities may be sold if market or other measurement factors change unexpectedly after the securities were acquired. For example, opportunities arise that allow the Company to improve the performance and credit quality of the investment portfolio by replacing an existing security with an alternative security while still maintaining an appropriate matching of expected maturities of assets and liabilities. Examples of such improvements are as follows: improving the yield earned on invested assets, improving the credit quality, changing the duration of the portfolio, and selling securities in advance of anticipated calls or other prepayments. Securities available for sale are reported in the Company's financial statements at fair value. Any unrealized gains or losses resulting from changes in the fair value of the securities are reflected in accumulated other comprehensive income or loss.

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

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of December 31, 2000 and 1999. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.


                                         Percent of Investments
                                          2000            1999


Debt securities                           88.0%           87.8%
Mortgage loans                             6.1             5.7
Policy loans                               3.4             3.6
Equity securities                          0.5             0.5
Real estate                                0.4             0.4
Index options                              0.2             1.0
Other                                      1.4             1.0

Totals                                   100.0%          100.0%


Portfolio Analysis

The Company maintains a diversified debt securities portfolio which consists of various types of fixed income securities including primarily corporate,
mortgage-backed   securities,   and   public   utilities.   Investments   in
mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations (CMOs). As of December 31, 2000, 1999, and 1998, the Company's debt securities portfolio consisted of the following mix of securities based on amortized cost:


                                          Percent of Debt Securities
                                       2000          1999          1998


Corporate                                54.5%         55.6%         53.9%
Mortgage-backed securities               21.0          20.9          22.5
Public utilities                         13.6          13.0          13.3
Asset-backed securities                   8.0           7.8           7.0
Foreign governments                       1.8           1.8           1.9
States & political subdivisions           0.8           0.6           1.1
U.S. government                           0.3           0.3           0.3

Totals                                  100.0%        100.0%        100.0%


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


                                         Below Investment
                                       Grade Debt Securities
                                                                 % of
                        Amortized    Carrying      Market      Invested
                           Cost        Value        Value       Assets
                                 (In thousands except percentages)


December 31, 2000     $    113,018       82,764       75,700          2.6%

December 31, 1999     $     73,607       70,900       63,864          2.2%

December 31, 1998     $     46,453       44,974       45,317          1.4%


Although National Western purchases only investment grade debt securities, a growing number of companies have become more leveraged due to an environment of heightened acquisition activity and large share repurchase programs. Therefore, continued monitoring of credit quality after the purchase of a company's debt securities is crucial in order for National Western to maintain a high quality portfolio with a low percentage of below investment grade debt securities. While the Company's holdings of below investment grade debt securities remain low, these holdings have increased from $44,974,000 at December 31, 1998, to $82,764,000 at December 31, 2000. This increase is due to downgrades of investment grade debt securities as opposed to purchases of such holdings. Historically, the Company's strong credit risk management and commitment to quality has resulted in minimal defaults in the debt securities portfolio.

During 2000, the Company transferred eight securities from held to maturity to securities available for sale due to significant deterioration of the issuing companies' creditworthiness. Based on the financial condition of the issuing companies, complete recovery of National Western's investments in several of the securities is not expected. As a result, the Company recorded other than temporary impairment writedowns for these securities at the time of the transfer. The writedowns were reflected as realized losses on investments for the year ended December 31, 2000. Details of the securities at the time of transfer are provided below. Additional unrealized losses totaling $11,041,000 resulting from transferring these securities to available for sale, net of the effects of taxes and deferred policy acquisition costs, were recorded as a component of accumulated other comprehensive loss.


                                     At Time of Transfer

                           Number       Amortized
                             of         Cost After        Realized
                         Securities     Writedowns         Losses
                            (In thousands except number of securities)


During the
quarter ended:
March 31, 2000                4        $    49,528             -
June 30, 2000                 1              8,250          (6,750)
September 30, 2000            -                -               -
December 31, 2000             3             29,878          (2,750)

Totals                        8        $    87,656          (9,500)


Of the four securities transferred during the first quarter of 2000, one of the securities was deemed to have had an other than temporary impairment in 1999. As a result, the Company recorded a realized loss totaling $3,492,000 related to the security for the year ended December 31, 1999. Another one of these securities continued to experience credit deterioration subsequent to this transfer in the first quarter of 2000. Accordingly, the Company determined that a complete recovery of the investment was no longer expected and, therefore, recorded a realized loss totaling $5,163,000 for this security in the fourth quarter of 2000.

The Company records other than temporary impairment writedowns typically based on estimated recovery values which are often significantly in excess of current market values. Quoted market prices are often significantly lower due to limited buyer demand for the securities and due to uncertainty as to the timing of possible bankruptcy proceedings. Realized losses on investments related to writedowns of debt securities totaled $14,671,000 for the year ended December 31, 2000. During 2000, the Company also sold several debt securities primarily for tax planning purposes. Realized losses incurred during 2000 related to these sales totaled $4,394,000. Additionally, only two of the Company's securities were in default at December 31, 2000. Reductions to investment income due to these securities totaled $990,000 for the year ended December 31, 2000.

The Company is closely monitoring the previously described securities as well as its other below investment grade holdings. While additional losses are not currently anticipated based on the existing status and condition of these securities, continued credit deterioration of some securities is possible, which may result in further writedowns.

Although there is loss exposure for below investment grade debt securities, the Company is firmly committed to minimizing credit risks and maintaining a high quality portfolio. This commitment is reflected in the high average credit rating of the Company's portfolio. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's (S&P), a nationally recognized statistical rating organization (NRSRO). If securities were not rated by S&P, the equivalent rating of another NRSRO or the National Association of Insurance Commissioners was used.


                                             December 31,
                                           2000        1999


AAA and U.S. government                     30.0%       28.7%
AA                                           8.4         8.8
A                                           31.4        34.1
BBB                                         27.3        25.9
BB and other below investment grade          2.9         2.5

                                           100.0%      100.0%


Another important part of the Company's investment philosophy is managing the cash flow stability of the portfolio. Because expected maturities of securities may differ from contractual maturities due to prepayments, extensions, and calls, the Company takes steps to manage and minimize these risks. The Company reduced its exposure to prepayment and extension risks by lowering its holdings of mortgage-backed securities. This strategy began in 1994 when mortgage-backed securities totaled 47.6% of the entire portfolio, but now total only 21.0% at December 31, 2000, which is comparable to the life insurance industry average. The majority of this reduction was achieved by shifting investments into corporate securities and public utilities, as these holdings have increased from 47.0% in 1994 to 68.1% in 2000. Also, most of these additions have been noncallable corporates, which help reduce prepayment and call risks. The Company has recently begun to buy mortgage-backed securities again, with small purchases in 2000. However, there are no current plans to significantly increase mortgage-backed security holdings as a percentage of the total portfolio.

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

As of December 31, 2000, CMOs represent approximately 95% of the Company's mortgage-backed securities. The CMOs in the Company's portfolio have been modeled and subjected to detailed, comprehensive analysis by the Company's investment staff. The overall structure of the CMO as well as the individual tranche being considered for purchase have been evaluated to ensure that the security fits appropriately within the Company's investment philosophy and asset/liability management parameters. The Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension, and credit risks.

The amortized cost and estimated fair values of investments in debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                           Amortized        Fair
                                              Cost          Value
                                                (In thousands)


Due in one year or less                   $      12,133        12,109
Due after one year through five years           824,548       816,079
Due after five years through ten years        1,032,683       987,752
Due after ten years                             174,168       173,911
                                              2,043,532     1,989,851

Mortgage and asset-backed securities            838,150       842,268

Totals                                    $   2,881,682     2,832,119


At December 31, 2000, the Company's debt and equity securities were classified as follows:


                                                               Unrealized
                                      Fair       Amortized       Gains
                                      Value         Cost        (Losses)
                                               (In thousands)


Securities held to maturity:
    Debt securities              $  2,113,286     2,116,619       (3,333)
Securities available for sale:
    Debt securities                   718,833       765,063      (46,230)
    Equity securities                  16,277        12,669        3,608

Totals                           $  2,848,396     2,894,351      (45,955)


As detailed above, debt securities classified as held to maturity comprise the majority of the Company's securities portfolio, while equity securities continue to be a small component of the portfolio. Unrealized losses totaling $45,955,000 on the securities portfolio at December 31, 2000, are a reflection of market interest rates at year-end. The fair values, or market values, of fixed income debt securities correlate to external market interest rate conditions. Because the interest rates are fixed on almost all of the Company's debt securities, market values typically increase when market interest rates decline, and decrease when market interest rates rise. However, market values may fluctuate for other reasons, such as changing economic conditions or increasing event-risk concerns. The correlation between market values and interest rates is reflected in the tables below.


                                                  December 31,
                                        2000         1999         1998
                                       (In thousands except percentages)


Debt securities - fair value       $  2,832,119   2,786,442     2,844,590
Debt securities - amortized cost   $  2,881,682   2,880,777     2,714,043
Fair value as a percentage
of amortized cost                          98.3%       96.7%        104.8%
Unrealized gains (losses)
at year-end                        $    (49,563)    (94,335)      130,547
Ten-year U.S. Treasury
bond - increase (decrease)
in yield for the year                      (1.3)%       1.8%         (1.0)%




                                   Unrealized Gains (Losses)     Unrealized
                                        At             At           Gains
                                   December 31,   December 31,     (Losses)
                                       2000           1999       During 2000
                                                 (In thousands)


Securities held to maturity:
    Debt securities              $      (3,333)       (67,430)       64,097
Securities available for sale:
    Debt securities                    (46,230)       (26,905)      (19,325)
    Equity securities                    3,608          3,245           363

Totals                           $     (45,955)       (91,090)       45,135


As reflected above, changes in interest rates typically have a significant impact on the market values of the Company's debt securities. The Company would expect similar results in the future from any significant upward or downward movement in market rates. While the decrease in unrealized losses is partially due to the realization of certain losses through other than temporary impairment writedowns as previously described, the substantial decrease in unrealized losses during 2000 is due to a significant decrease in interest rates. Market interest rates of the ten-year U.S. Treasury bond declined approximately 130 basis points from year-end 1999. However, because the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in market values have relatively small effects on the Company's financial statements. Also, the Company has the intent and ability to hold these securities to maturity, and it is unlikely that sales of such securities would be required, which would realize market gains or losses.

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

Market risk-sensitive assets of the Company include debt securities, equity securities which are almost entirely preferred stocks, mortgage and other loans, policy loans, and index options. The Company does not maintain a securities trading portfolio. Market risk-sensitive liabilities include policy liabilities for deferred and immediate investment annuity contracts and supplemental contracts. Sensitivity analysis expresses the potential gain or loss in fair value, over a selected time period, from one or more selected hypothetical changes in interest rates which are reasonably possible in the near term. The following table illustrates the market risk sensitivity of the Company's interest rate-sensitive assets. The table shows the effect of a change in interest rates on the fair value of the portfolio. The data is prepared using models that measure the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

                                       Fair Values of Assets
                             Changes in Interest Rates in Basis Points
                         -200      - 100        0        + 100      + 200
                                           (In thousands)


Assets:
Debt and equity
securities           $ 3,085,945  2,967,724  2,848,396  2,727,035  2,606,254
Mortgage loans           213,680    205,981    198,331    191,108    184,324
Policy loans             147,326    136,757    127,382    119,028    111,554
Other loans               18,630     17,737     16,903     16,124     15,395
Index options              5,065      5,232      5,402      5,575      5,750


The debt securities portfolio includes primarily noncallable corporate and public utility bonds, mortgage-backed securities, and asset-backed securities. Expected maturities of debt securities may differ from contractual maturities due to call or prepayment provisions. The model assumes that prepayments on mortgage-backed securities are influenced by agency and pool types, the level of interest rates, loan age, refinancing incentive, month of the year, and underlying coupon. During periods of declining interest rates, principal payments on mortgage-backed securities and collateralized mortgage obligations increase as the underlying mortgages are prepaid. Conversely, during periods of rising interest rates, the rate of prepayment slows. Both of these situations can expose the Company to the possibility of asset/liability cash flow and yield mismatch. The model uses a proprietary method of sampling interest rate paths along with a mortgage prepayment model to derive future cash flows. The initial interest rates used are based on the current U.S. Treasury yield curve as well as current mortgage rates for the various types of collateral in the portfolio.

Mortgage and other loans were modeled by discounting scheduled cash flows through the scheduled maturities of the loans, starting with interest rates currently being offered for similar loans to borrowers with similar credit ratings. Policy loans were modeled by discounting estimated cash flows using U.S. Treasury Bill interest rates as the base rates at December 31, 2000. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender
benefits  on  the  underlying  insurance  contracts.    As  a  result,  these
assumptions incorporate both Company experience and mortality assumptions associated with such contracts.

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

The Company's market risk liabilities, which include policy liabilities for investment annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described. As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of both a 100 basis point increase and decrease in the U.S. Treasury yield curve as of December 31, 2000. A 100 basis point interest rate decline would decrease net earnings for 2001 by approximately $325,000, based on the Company's projections. A 100 basis point increase in interest rates would increase net earnings by approximately $275,000, based on the Company's projections. These estimated impacts to earnings are net of tax effects determined at a tax rate of 35% and are also net of the estimated effects of deferred policy acquisition costs.

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

The above-described scenarios produce estimated changes in cash flows as well as cash flow reinvestment projections. Estimated cash flows in the Company's model assume cash flow reinvestments which are representative of the Company's
current  investment  strategy.    Calls  and  prepayments  include  scheduled
maturities and those expected to occur which would benefit the security issuers. Assumed policy surrenders consider differences and relationships between credited interest rates and market interest rates as well as surrender charges on individual policies. The impact to earnings also includes the expected effects on amortization of deferred policy acquisition costs. The model considers only investment annuity and supplemental contracts in force at December 31, 2000, and does not consider new product sales or the possible impact of interest rate changes on sales.


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

Portfolio Analysis

The Company held net investments in mortgage loans totaling $195,665,000 and $183,902,000, or 6.1% and 5.7% of total invested assets, at December 31, 2000 and 1999, respectively. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

The diversification of the mortgage loan portfolio by geographic region of the United States and by property type as of December 31, 2000 and 1999, was as follows:


                                          December 31,
Geographic Region:                     2000         1999


West South Central                      57.1%        58.8%
Mountain                                20.0         20.5
Pacific                                 11.0         11.0
South Atlantic                           4.6          5.1
East South Central                       3.8          4.2
All other                                3.5          0.4

Totals                                 100.0%       100.0%




                                         December 31,
Property Type:                         2000         1999


Retail                                  62.0%        56.1%
Office                                  23.0         27.4
Hotel/Motel                              6.5          7.2
Land/Lots                                3.1          2.5
Nursing homes                            2.0          2.4
Apartment                                1.0          1.6
All other                                2.4          2.8

Totals                                 100.0%       100.0%


As of December 31, 2000, the allowance for possible losses on mortgage loans was $4,215,000. This balance reflects a net addition of $111,000 during 2000 which was recognized as a realized loss on investments. The allowance was adjusted as a result of general increases of $402,000, offset by a reduction in the allowance of $291,000 due to the complete repayment of an impaired mortgage loan. Net reductions to the allowance totaling $536,000 were recognized as realized gains on investments in the Company's 1999 financial statements. The allowance was adjusted primarily as a result of the complete repayment of an impaired mortgage loan resulting in an allowance reduction totaling $895,000, partially offset by an unrelated general increase totaling $359,000. Management believes that the allowance for possible losses is adequate. However, while management uses available information to recognize losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the West South Central region which includes Texas, Louisiana, Oklahoma, and Arkansas, as this area contains the highest concentrations of the Company's mortgage loans.

The Company currently places all loans past due three months or more on nonaccrual status, thus recognizing no interest income on the loans. At December 31, 2000 and 1999, the Company had mortgage loan principal balances on nonaccrual status of $2,983,000 and $3,014,000, respectively. Also, the Company will at times restructure mortgage loans under certain conditions which may involve changes in interest rates, payment terms, or other
modifications.    The  Company  had  mortgage  loan  principal  balances  with restructured terms totaling $7,749,000 and $8,572,000 at December 31, 2000 and 1999, respectively. For the years ended December 31, 2000 and 1999, the reductions in interest income due to nonaccrual and restructured mortgage loans totaled approximately $309,000 and $273,000, respectively.

The contractual maturities of mortgage loan principal balances at December 31, 2000, are as follows:


                                                Principal
                                                   Due
                                             (In thousands)


Due in one year or less                     $       25,580
Due after one year through five years               69,707
Due after five years through ten years             103,147
Due after ten years through fifteen years            2,113
Due after fifteen years                                 44

Total                                       $      200,591


The Company owns real estate that was acquired through foreclosure and through direct investment totaling approximately $14,683,000 and $11,388,000 at December 31, 2000 and 1999, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized operating income on these properties of approximately $1,063,000 and $1,037,000 for the years ended December 31, 2000 and 1999, respectively. The Company does not anticipate significant changes in overall operating results in 2001. Exclusive of the operating results, sales of properties produced realized gains on investments totaling $255,000 and $1,419,000 in 2000 and 1999, respectively.

The Company monitors the conditions and market values of these properties on a regular basis. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed. During 2000 the Company recorded a $420,000 realized investment loss for the writedown in value of an office building that is currently for sale. No realized losses were recognized in 1999 due to declines in values of real estate properties.


RESULTS OF OPERATIONS

Consolidated Operations

Summary of Consolidated Operating Results

A summary of operating results, net of taxes, for the years ended December 31, 2000, 1999, and 1998 is provided below:


                                             Years Ended December 31,
                                         2000         1999         1998
                                       (In thousands except per share data)


Revenues:
Revenues, excluding
realized gains (losses)
on investments and index options    $    344,225      336,283      323,173
Index options                            (32,268)      10,719        8,057
Realized gains (losses)
on investments                           (19,242)       4,481        2,384

Total revenues                      $    292,715      351,483      333,614


Earnings:
Earnings from
continuing operations,
excluding realized gains
(losses) on investments             $     41,048       56,313       47,468
Losses from discontinued
brokerage operations                         -           -         (14,125)
Net realized gains
(losses) on investments                  (12,508)       2,912        1,550

Net earnings                        $     28,540       59,225       34,893


Basic Earnings Per Share:
Earnings from
continuing operations,
excluding realized gains
(losses) on investments             $      11.72        16.09        13.58
Losses from discontinued
brokerage operations                        -            -           (4.04)
Net realized gains
(losses) on investments                    (3.57)        0.83         0.44

Net earnings                        $       8.15        16.92         9.98


Diluted Earnings Per Share:
Earnings from
continuing operations,
excluding realized gains
(losses) on investments             $      11.66        15.96        13.43
Losses from discontinued
brokerage operations                         -            -          (4.00)
Net realized gains
(losses) on investments                    (3.55)        0.82         0.44

Net earnings                        $       8.11        16.78         9.87


Consolidated Operating Results: For the year ended December 31, 2000, the Company recorded net earnings of $28,540,000 compared to net earnings of $59,225,000 and $34,893,000 for 1999 and 1998, respectively. Consolidated net earnings for 2000 were significantly lower than 1999 and 1998 due to realized investment losses and the Company's equity-indexed annuity business. The Company recorded realized losses on investments, net of taxes, totaling $12,508,000 for the year ended December 31, 2000. Of the total realized investment losses, $9,536,000 of the losses were due to other than temporary impairment writedowns for debt securities. The majority of the remaining losses were from sales of investments in debt securities. The losses on the
sales were realized primarily for tax planning purposes.   The decline in the
Company's 2000 net earnings was also largely a result of deteriorating stock market conditions during the year, which impacted the Company's equity-indexed annuity business. Because of the declines in the S&P 500 Index during 2000, the Company recorded significant decreases in investment income resulting from realized and unrealized losses on index options, which are used to hedge the equity return component of equity-indexed annuities. The S&P 500 Index decline also resulted in lower interest credited to equity-indexed annuity contracts. However, primarily because of policy liabilities related to minimum guaranteed interest rates, the reduction in annuity contract interest expense was much less than the decline in investment income. In addition to the above items, the Company also experienced higher life insurance benefit claims during 2000 than in the previous two years. Benefit claims were approximately 20% higher in 2000 than 1999. The combination of these results contributed to the lower earnings for 2000.

Earnings for 1999 were significantly higher than 2000 and 1998 earnings, as 1999 includes additional income totaling $5,513,000, net of taxes, from the resolution of pending litigation relating to a former general agency. Additionally, the Company recorded realized gains on investments, net of taxes, totaling $2,912,000 for 1999 compared to gains of $1,550,000 for 1998 and losses of $12,508,000 for 2000. The gains in 1999 were primarily from sales and calls of investments in debt securities and a sale of investment real estate.

While earnings for 1999 were significantly higher, earnings for 1998 were abnormally low due to several nonrecurring items, the most significant of which was the bankruptcy settlement of the Company's wholly owned subsidiary, The Westcap Corporation, totaling $14,125,000. This settlement was reflected as a loss from discontinued brokerage operations in 1998. The other nonrecurring items affecting earnings for 1998 include a lawsuit settlement and a pension plan related transaction. Parties involved in the Diffie, et al vs. National Western Life Insurance Company and National Annuity Programs, Inc. class action litigation filed a joint motion in District Court for preliminary approval of a settlement agreement among the parties. This settlement was approved by the Court in January, 1999, and, as a result, the Company paid $5,000,000 to settle the litigation. This amount was accrued in the Company's financial statements in 1998, thereby reducing earnings $3,250,000, after taxes. Also during 1998, the Company transferred pension obligations and administrative responsibilities of its nonqualified defined benefit plan to a pension administration firm. The financial effects of the transaction resulted in additional pension expense in 1998 totaling $1,653,000, net of taxes, as the amount paid upon transfer exceeded the recorded pension liabilities as required for financial reporting purposes. However, as a result of the transfer, substantially all future pension and administrative liabilities and expenses under the plan are now the responsibility of the new firm.

Net Investment Income:  A detail of net investment income is provided below:


                                             Years Ended December 31,
                                        2000          1999          1998
                                                  (In thousands)


Investment income:
    Debt securities              $     210,194       204,294       195,425
    Mortgage loans                      18,395        16,262        16,943
    Index options                      (32,268)       10,719         8,057
    Policy loans                         8,120         8,232         9,252
    Other investment income              9,253         7,501         7,783

Total investment income                213,694       247,008       237,460
Investment expenses                      3,040         4,028         3,616

Net investment income            $     210,654       242,980       233,844


As indicated by the table above, net investment income increased in 1999 from 1998 levels, but then declined substantially in 2000. The large decrease in 2000 is due to declines in fair values of index options totaling $32,268,000 compared to income from these investments totaling $10,719,000 and $8,057,000 in 1999 and 1998, respectively. Index options are derivative financial instruments used to hedge the equity return component of the Company's equity-indexed annuity products, which were first introduced for sale in 1997. Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as net investment income. However, increases or decreases in income from these options are substantially offset by corresponding increases or decreases in amounts paid to equity-indexed annuity policyholders, subject to minimum guaranteed policy interest rates.

The reduction to investment income from index options was due to poor stock market conditions during 2000, more specifically the performance of the S&P 500 Index. Index options are intended to act as hedges to match closely the returns on the S&P 500 Index. With the decline in this index in 2000, the index option values likewise declined. While income from index options was lower, the contract interest expense for the Company's equity-indexed annuities was also substantially lower.

Although income from index options declined, the Company experienced significant growth in income from debt securities, mortgage loans, and other investments. While debt security balances at year-end 2000 and 1999 were comparable, average balances were significantly higher in 2000 than the previous year. This was the primary contributor to the growth in debt securities investment income during 2000. In fact, net cash flow from operations continues to be invested primarily in high quality debt securities as in previous years. However, the Company has increased its investments in mortgage loans over the past two years resulting in additional income from these investments. Mortgage loans totaled $174.9 million at December 31, 1998, and now total over $195 million at year-end 2000. This has helped enhance the Company's overall investment yield while increasing mortgage loan investment income to $18,395,000 for the year ended December 31, 2000, compared to $16,262,000 and $16,943,000 for 1999 and 1998, respectively.

Other investment income was also higher for 2000, totaling $9,253,000 compared to income of $7,501,000 and $7,783,000 for 1999 and 1998, respectively. The majority of this increase is due to profit participation earnings related to other equity-type loans on income producing real estate properties. Although the Company has minimal holdings in these type loans, these investments have been profitable, are related to high quality properties, and are supported by strong borrower guarantees.

An analysis of net investment income also involves a review of market interest rates. Interest rates continued to decline in 1998 from 1997 and 1996 rates. In 1999, interest rates reversed this trend by increasing significantly, and in 2000 interest rates have again declined. However, changes in market rates affect the Company's portfolio yield slowly because of the relatively small volume of new investment purchases during a year in comparison to the size of the overall investment portfolio. As a result, although yields on new investment purchases did increase during 1999, the Company's overall yield on average invested assets declined from 1998. Also, because of lower premium production and higher policy surrenders during 2000, purchases of new debt securities were substantially lower in 2000 than 1999 and 1998. As a result, changes in market rates during 2000 had less impact on the Company's investment yield than in prior years, producing relatively comparable yields between 2000 and 1999. Yields were also somewhat affected by the change in the mix of the investment portfolio. Mortgage loans have typically had significantly higher yields than the Company's investments in debt securities, and average mortgage loan holdings increased in 2000, which helped enhance yields.

Detailed below is the Company's investment performance for 2000, 1999, and 1998. This analysis excludes index options, as these derivative financial instruments are used solely for hedging purposes for the Company's equity-indexed annuity products. Income from the options is intended to offset interest credited to policyholders for the equity return component on these products.


                                           Years Ended December 31,
                                       2000          1999          1998
                                       (In thousands except percentages)


Net investment income,
excluding index options          $      242,922      232,261       225,787
Average invested assets,
at amortized cost                $    3,269,475    3,177,303     2,986,350
Yield on average
invested assets                            7.43%        7.31%         7.56%


Realized Gains and Losses on Investments: The Company recorded realized losses of $19.2 million in 2000 compared to realized gains of $4.5 million and $2.4 million in 1999 and 1998, respectively. The losses in 2000 consist primarily of other than temporary impairment writedowns for investments in debt securities totaling $14,671,000. The Company records impairment writedowns when a decline in value is considered other than temporary and full recovery of the investment is not expected. Sales of debt securities during 2000, primarily for tax planning purposes, also resulted in realized losses totaling $4,394,000. Additionally, the Company recorded a $420,000 realized loss during 2000 for the writedown in value of a real estate investment property.

The gains in 1999 consist primarily of gains from sales and calls of debt securities totaling $6,250,000, offset by other than temporary impairment writedowns of $4,403,000. The Company also recognized gains totaling $1,963,000 on real estate, the majority of which was from the sale of a real estate property owned by the Company's subsidiary, NWL 806 Main, Inc. The gains in 1998 were primarily from gains on debt securities totaling
$1.3 million, substantially all of which related to securities that were called. Realized gains in 1998 also include $300,000 related to a deficiency settlement agreement on a mortgage loan that was foreclosed in 1994.

Universal Life and Investment Annuity Contract Interest: The Company closely monitors its credited interest rates, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. Rates are established or adjusted after careful consideration and evaluation of these factors against established objectives. Average credited rates, calculated based on policy reserves for the Company's universal life and investment annuity business, have generally declined since 1997, which is consistent with declines in market interest rates. However, as previously described for net investment income, market interest rates rose in 1999 and then began to decline again in 2000. As market interest rates fluctuate, the Company's credited interest rates are often adjusted accordingly, while also taking into consideration other factors as described above. Raising policy credited rates can typically have an impact sooner than higher market rates on the Company's investment portfolio yield, making it more difficult to maintain the current interest spread. The difference between yields earned over policy credited rates is often referred to as the interest spread.

Contract interest totaled $137.7 million, $162.3 million, and $158.9 million in 2000, 1999, and 1998, respectively. The increase in 1999 is primarily attributable to interest totaling $20,480,000 and $12,980,000 in 1999 and 1998, respectively, for the Company's equity-indexed annuity products. The substantial decrease in 2000 is related to negative contract interest of $2.9 million, also due to equity-indexed annuities. The decline in the S&P 500 Index during 2000 resulted in the reversal of contract interest previously recognized as the equity-return component of these annuities declined substantially, reducing the amount to be paid to policyholders. As previously described, the Company purchases index options to hedge interest to be credited on these products. The income provided by the index options substantially offsets the interest credited to the policyholders, subject to minimum guaranteed policy interest rates. However, during periods of decline by the S&P 500 Index, index options may produce reductions in investment income, but contract interest expense is also reduced during these periods. Because of the volatility in the equity-indexed annuities and the related hedging program, the Company separately analyzes average credited rates on its other products. Excluding the Company's equity-indexed annuity products, average credited rates for 2000, 1999, and 1998, were 5.47%, 5.51%, and
5.67%,  respectively.    The  Company's  interest  rate  spread  has  been
approximately 2% in recent years, although this spread fluctuates for the reasons previously described above.

Other Operating Expenses: Other operating expenses totaled $29,427,000, $27,764,000, and $35,504,000 for the years ended December 31, 2000, 1999, and
1998, respectively. However, when including investment related expenses, which are netted against investment income for reporting purposes, operating and investment expenses totaled $32,467,000, $31,792,000, and $39,120,000 for
2000, 1999, and 1998, respectively. This reflects an increase of only 2.1% in 2000 over 1999 levels due primarily to higher agency convention expenses. The higher expenses in 1998 are due to the nonrecurring costs related to a lawsuit settlement and transfer of the Company's nonqualified defined benefit plan to a pension administration firm as previously described. The relationships between other operating expenses and investment expenses were impacted in 2000 by a new cost allocation study between insurance segments and investment
related activities.   The study has resulted in lower investment expenses
compared to operating expenses than in previous years.

Federal Income Taxes: Federal income taxes on earnings from continuing operations for 2000, 1999, and 1998 reflect effective tax rates of 32.9%, 34.1%, and 26.1%, respectively, which are lower than the expected Federal rate of 35%. The 2000 effective tax rate decreased from 1999 and is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks. The 1998 effective tax rate is significantly lower due to tax benefits totaling $4,944,000, resulting from the Company's subsidiary brokerage losses. Correspondingly, losses on discontinued operations for 1998 totaling $14,125,000 do not include any tax benefits relating to the brokerage subsidiary. This tax reporting treatment is in accordance with the Company's tax allocation agreement with its subsidiaries. On a consolidated basis, Federal income taxes reflect consistent effective tax rates of 32.9%, 34.1%, and 33.2% for 2000, 1999, and 1998, respectively.

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

Although the $14,125,000 settlement was paid by National Western on January 13, 1999, the settlement payment was reflected in the accompanying financial statements as a loss from discontinued operations in 1998. Any additional losses will depend on the results of The City Colleges lawsuit filed against National Western on March 28, 1994, for alleged federal or state securities law "control person" violations relating to Westcap, and which is pending in the United States District Court, Western District of Texas, as more fully described in Item 3, Legal Proceedings. As described in detail in Item 3, there have been recent rulings favorable to National Western relating to Westcap bankruptcy claims. As a result, the Company has now filed with the United States District Court a motion for summary judgment and dismissal of the suit. Regardless of the outcome of the motion for summary judgment, National Western believes it has reasonable and adequate defenses to this suit and, accordingly, no amounts have been accrued in National Western's financial statements for potential losses relating to such suit. Additionally, as a result of the favorable rulings regarding the Westcap bankruptcy claims, National Western will be entitled to recover a portion of the settlement of the Westcap bankruptcy, but not to exceed $600,000. The Company anticipates the recovery amount will be determined and paid during 2001 and will be reflected in the Company's financial statements at such time.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings from continuing operations for the years ended December 31, 2000, 1999, and 1998 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes, and discontinued brokerage operations.


                    Domestic  International
                      Life        Life                    All
                    Insurance   Insurance   Annuities   Others     Totals
                                        (In thousands)


Segment
earnings:

    2000          $    6,124        6,719      25,059     3,146      41,048
    1999               8,209        6,798      38,068     3,238      56,313
    1998               6,395        6,397      27,508     2,224      42,524


Domestic Life Insurance Operations

The Company's domestic life insurance operations concentrate marketing efforts on Federal employees, seniors, and specific employee groups in private industry, as well as individual sales. The products marketed are universal life insurance and traditional life insurance, which include both term and whole life products. National Western markets and distributes its domestic products primarily through independent agents and brokers and independent
marketing  organizations  (IMOs).    The  IMOs  also  assist  the  Company in
recruiting, contracting, and managing agents as well as providing additional financial resources for product marketing. Geographically, the domestic life insurance operations market products in most of the United States, which encompasses 43 states and the District of Columbia. The states in which the Company does not conduct business are primarily in the northeast and include Connecticut, Delaware, Massachusetts, New Hampshire, New Jersey, New York, and Vermont.

Earnings for the domestic life insurance operating segment were $6,124,000, $8,209,000, and $6,395,000 for 2000, 1999, and 1998, respectively. The higher 1999 earnings were primarily a result of higher universal life insurance revenues, lower other operating expenses, and lower policy benefits, which consists substantially of life insurance death claims. Earnings for 2000 were more comparable to 1998 earnings, primarily due to policy benefits increasing from the lower 1999 levels to an amount more consistent with 1998 benefits. Also, although results for 2000 include lower other operating expenses than 1998, this decrease was offset by higher amortization of deferred policy acquisition costs.

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below:


                                             Years Ended December 31,
Domestic Life Insurance Operations:       2000         1999         1998
                                                   (In thousands)


Premiums and other revenue:
    Premiums and contract revenues   $     23,864       24,668       24,296
    Net investment income                  26,295       25,054       26,211
    Other income                               30           40          750

Total premiums and other revenue           50,189       49,762       51,257

Benefits and expenses:
    Policy benefits                        17,299       15,547       17,932
    Amortization of deferred policy
    acquisition costs                       4,305        3,387        2,954
    Universal life insurance
    contract interest                      10,183        9,826        9,963
    Other operating expenses                9,183        8,563       10,786

Total benefits and expenses                40,970       37,323       41,635

Segment earnings before
Federal income taxes                        9,219       12,439        9,622

Federal income taxes                        3,095        4,230        3,227

Segment earnings                     $      6,124        8,209        6,395


Revenues from domestic life insurance operations include life insurance premiums on traditional type products and revenues from universal life insurance. The Company's current marketing efforts focus more on universal life insurance, and, as a result, revenues from these products continue to increase over traditional products. In fact, traditional life insurance premiums have declined from $10,069,000 in 1998 to $9,460,000 and $8,519,000 in 1999 and 2000, respectively. Because of the Company's emphasis on universal life insurance products, this trend is likely to continue. Revenues from traditional products are simply premiums collected, while revenues from universal life insurance consist of policy charges for the cost of insurance, policy administration fees, and surrender charges assessed during the period. A comparative detail of premiums and contract revenues is provided below:


                                                 Years Ended December 31,
                                               2000       1999       1998
                                                      (In thousands)


Universal life insurance:
    Cost of insurance                     $   12,191     11,881     10,684
    Surrender charges                          1,796      1,815      2,040
    Policy fees and other revenues             1,358      1,512      1,503
Traditional life insurance premiums            8,519      9,460     10,069

Totals                                    $   23,864     24,668     24,296


Actual universal life insurance deposits collected for the years ended December 31, 2000, 1999, and 1998 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                              Years Ended December 31,
                                          2000         1999         1998
                                                   (In thousands)


Universal life insurance:
    First year and single premiums   $      4,664        5,010        6,944
    Renewal premiums                       14,205       14,384       14,014

Totals                               $     18,869       19,394       20,958


As reflected above, the Company is experiencing declines in first year and single premium production. This is partially due to the intense competition within the U.S. life insurance market. However, the Company's life insurance in force for universal life products continues small and steady increases, resulting in higher cost of insurance revenues as detailed earlier.

Other income for 2000, 1999, and 1998 totaled $30,000, $40,000, and $750,000, respectively. The significantly higher income in 1998 was primarily due to proceeds totaling $444,000 received from the U.S. government in 1998 related to previous litigation involving a failed savings and loan institution. The litigation involved the Company's previous investment in bonds of the financial institution and subsequent losses incurred upon its failure. The financial institution had also purchased life insurance from National Western, the cash values of which served as collateral for the bonds.

Policy benefits were significantly lower in 1999, totaling $15.5 million compared to $17.3 million and $17.9 million for 2000 and 1998, respectively. These benefits consist primarily of life insurance death claims which are subject to fluctuations from period to period. The benefits in 1999 were lower than recent historical experience.

Amortization of deferred policy acquisition costs totaled $4.3 million, $3.4 million, and $3.0 million for 2000, 1999, and 1998, respectively. These expenses represent the amortization of the costs of acquiring or producing new business, which consist primarily of agents' commissions. The majority of such costs are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted by the level of policy surrenders.

Universal life insurance contract interest has remained relatively constant at $10.2 million, $9.8 million, and $10.0 million in 2000, 1999, and 1998, respectively. This is consistent with the relative slow growth and stable size of this block of business along with minimal adjustments of policy credited rates.

Other operating expenses were significantly higher in 1998, totaling $10.8 million compared to $9.2 million and $8.6 million in 2000 and 1999, respectively. The higher 1998 expenses are due to increased pension expenses from the transfer of the Company's nonqualified defined benefit plan as previously described and other increases primarily in salaries, agent conventions, and marketing related expenses such as travel and printing costs.

International Life Insurance Operations

The Company's international life insurance operations focus is on foreign nationals in upper socioeconomic classes with substantial financial resources. Insurance sales are primarily from countries in Central and South America, the Caribbean, and the Pacific Rim. Issuing policies to residents in numerous countries in these different regions provides diversification that helps to minimize large fluctuations in sales that can occur due to various economic, political, and competitive pressures that may occur from one country to another. Products issued in the international market include both universal life and traditional life insurance products. The Company minimizes exposure to foreign currency risks, as almost all foreign policies require payment of premiums and claims in United States dollars. Sales production from the international market is from independent contractor broker-agents, many of whom have been submitting policy applications to National Western for 20 or more years.

Earnings for the international life insurance operating segment were $6,719,000, $6,798,000, and $6,397,000 for 2000, 1999, and 1998, respectively.
Earnings for 2000 and 1999 were relatively comparable, while somewhat higher than 1998 results. Although the Company experienced increases in universal life insurance contract revenues in 2000 and 1999, the higher revenues were tempered by higher policy benefits and universal life insurance contract interest. Although other operating expenses were lower in 2000, amortization of deferred policy acquisition costs increased to a level comparable to 1998. A comparative analysis of results of operations for the Company's international life insurance segment is detailed below:



                                             Years Ended December 31,
International Life                        2000         1999         1998
Insurance Operations:                              (In thousands)


Premiums and other revenue:
    Premiums and contract revenues   $     43,665       43,018       40,606
    Net investment income                  22,864       21,692       21,940
    Other income                               44           41           32

Total premiums and other revenue           66,573       64,751       62,578

Benefits and expenses:
    Policy benefits                        17,548       16,451       14,112
    Amortization of deferred
    policy acquisition costs               15,413       14,647       15,836
    Universal life insurance
    contract interest                      15,148       13,923       13,432
    Other operating expenses                8,349        9,429        9,573

Total benefits and expenses                56,458       54,450       52,953

Segment earnings before
Federal income taxes                       10,115       10,301        9,625

Federal income taxes                        3,396        3,503        3,228

Segment earnings                     $      6,719        6,798        6,397


As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. The international operations' efforts are also focused more on universal life insurance, and, as a result, revenues from these products continue to increase, while premiums from traditional products decline. Cost of insurance revenues continue to increase as the international block of business grows, reflecting increases of 5.6% and 6.9% in 2000 and 1999 over the respective prior years. Additionally, surrender charge revenues were 27.0% higher in 1999 compared to 1998, which corresponds directly to an unusually high increase in universal life insurance policy surrenders of 27.5%. Surrender charge revenues declined somewhat in 2000 from the higher level in 1999.

A comparative detail of premiums and contract revenues is provided below:


                                              Years Ended December 31,
                                            2000       1999       1998
                                                  (In thousands)


Universal life insurance:
    Cost of insurance                    $   31,052     29,411     27,508
    Surrender charges                         7,680      8,077      6,359
    Policy fees and other revenues            3,801      3,755      3,726
Traditional life insurance premiums           1,132      1,775      3,013

Totals                                   $   43,665     43,018     40,606


Actual universal life insurance deposits collected for the years ended December 31, 2000, 1999, and 1998 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles. Deposits and universal life insurance in force continue to grow, which corresponds to the previously described increases in cost of insurance revenues.

                                             Years Ended December 31,
                                         2000         1999         1998
                                                  (In thousands)


Universal life insurance:
    First year and single premiums  $     14,520       14,084       13,575
    Renewal premiums                      37,125       36,428       35,114

Totals                              $     51,645       50,512       48,689


Policy benefits, which consist primarily of life insurance death claims, were abnormally high in 2000 at $17.5 million compared to $16.5 million and $14.1 million for 1999 and 1998, respectively. As previously described for domestic life insurance operations, mortality claims fluctuate from period to period. These deviations, which can at times be significant, are not uncommon in the life insurance industry. However, as the international block of life insurance in force grows, life insurance death claims will naturally trend higher. Additionally, the Company utilizes reinsurance to help minimize its exposure to adverse mortality experience. The Company's general policy is to reinsure amounts in excess of $200,000 on the life of any one individual.

Amortization of deferred policy acquisition costs were higher in 1998, totaling $15.8 million compared to $15.4 million and $14.6 million in 2000 and 1999, respectively. Changes in anticipated future gross profits resulted in retrospective adjustments to deferred policy acquisition costs, which produced higher amortization in 1998 relative to 2000 and 1999.

Universal life insurance contract interest has risen steadily from $13.4 million in 1998 to $13.9 million and $15.1 million in 1999 and 2000, respectively. The increases in contract interest are consistent with growth in the universal life insurance business. Interest is also higher in 2000 due to increasing policyholder persistency bonuses credited to specific international products. Certain products are credited with bonus interest if the policies remain in force for specified time periods.

Other operating expenses totaled $8.3 million, $9.4 million, and $9.6 million in 2000, 1999, and 1998, respectively. The higher 1998 expenses are attributable to the same reasons as previously described for domestic life insurance operations. Additionally, expenses for 2000 were lower, which were impacted partially due to a new cost allocation study between segments and investment related activities.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Like the Company's domestic life insurance operations, annuities are marketed in 43 states and the District of Columbia using independent agents, brokers,
and  independent  marketing  organizations  (IMOs).    For  most  of  these
organizations, annuity sales are much more significant than life insurance sales and are the primary focus of their business operations. Although some of the Company's annuities and investment contracts are available to the international market, current sales are small relative to total annuity sales.

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

Earnings for the annuity operating segment were $25,059,000, $38,068,000, and $27,508,000 for 2000, 1999, and 1998, respectively. Earnings for 2000 were significantly lower due to the Company's equity-indexed annuity business. As described in more detail later in this section, segment earnings for annuity operations declined largely as a result of deteriorating stock market conditions during 2000 and the corresponding impact on equity-indexed annuity products and index options used to hedge the equity return component of these annuities. Earnings were reduced approximately $5 million due to this block of business. Earnings for 1999 were significantly higher than 2000 and 1998 primarily due to income resulting from a lawsuit settlement totaling $5,513,000, net of taxes. Earnings for 1999 were also enhanced from increases in net investment income over annuity contract interest. Additionally, 1998 earnings were negatively impacted by a class action lawsuit settlement totaling $3,250,000, net of taxes. A comparative analysis of results of operations for the Company's annuity segment is detailed below:


                                            Years Ended December 31,
Annuity Operations:                      2000         1999         1998
                                                  (In thousands)


Premiums and other revenue:
    Premiums and contract
    revenues                        $     32,828       27,392       31,432
    Net investment income                156,014      191,328      182,347
    Other income                             317        8,863          270

Total premiums and
other revenue                            189,159      227,583      214,049

Benefits and expenses:
    Policy benefits                          231          458          397
    Amortization of deferred
    policy acquisition costs              28,230       21,114       21,625
    Annuity contract interest            112,380      138,553      135,494
    Other operating expenses              10,593        9,772       15,145

Total benefits and expenses              151,434      169,897      172,661

Segment earnings before
Federal income taxes                      37,725       57,686       41,388

Federal income taxes                      12,666       19,618       13,880

Segment earnings                    $     25,059       38,068       27,508


Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. Annuitizations result in transfers of policies from deferred to immediate or payout status. The deferred revenues related to these annuities are amortized into income during the payout period. Total surrender charge revenues were up 26% in 2000 compared to 1999 due to increases in surrender charges from single-tier annuities. While actual policy surrenders for two-tier annuities decreased slightly in 2000, policy surrenders for single-tier annuities were abnormally high, increasing 54% in 2000 from the previous year, resulting in the significant increase in related revenues. Much of the increased surrender activity was in the second and third quarters of 2000, and the activity returned to more normal levels in the fourth quarter. Although single-tier annuity surrenders have been higher, the decline in two-tier annuity surrenders and related income is not unexpected and could continue, since this is a closed block of business. The Company has not sold two-tier annuities since 1992. A comparative detail of the components of premiums and annuity contract revenues is provided below.

                                              Years Ended December 31,
                                          2000         1999         1998
                                                   (In thousands)


Surrender charges:
   Two-tier annuities                $     14,150       14,394       17,898
   Single-tier annuities                   12,761        6,951        6,799

Total surrender charges                    26,911       21,345       24,697
Payout annuity and other revenues           5,851        5,972        6,652
Traditional annuity premiums                   66           75           83

Totals                               $     32,828       27,392       31,432


Actual annuity deposits collected for the years ended December 31, 2000, 1999, and 1998 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.


                                             Years Ended December 31,
                                         2000         1999         1998
                                                  (In thousands)


Deferred annuities:
    Equity-indexed                   $     99,876      153,503      222,486
    Other                                 204,662      205,550      187,835

Total deferred annuities                  304,538      359,053      410,321
Immediate annuities                        24,464       30,510       20,682

Totals                               $    329,002      389,563      431,003


Although annuity sales were significantly higher in 1998 than in prior years, sales in 2000 and 1999 decreased 15.5% and 9.6%, respectively. However, premium production in 2000 and 1999 totaling $329.0 million and $389.6 million is still significantly higher than 1997 and 1996 sales, which totaled $241.0 million and $273.2 million, respectively. The strong growth in 1998 was primarily attributable to the Company's new equity-indexed annuity product, as it was first introduced in late 1997. Sales continue to be strong in the Company's other deferred annuity products, as deposits collected have increased from $187.8 million in 1998 to $204.7 million in 2000.

Although sales were lower in 2000 and 1999, equity-indexed annuities are a significant portion of the Company's total annuity production. The Company's equity-indexed annuities are flexible premium deferred annuities which combine the features associated with traditional fixed annuities, with the option to have interest rates that are linked in part to an equity index, the S&P 500 Index. These annuities are long-term contracts designed as planning vehicles for retirement security. These annuities are attractive to customers, as they have guaranteed minimum interest rates, coupled with the potential for significantly higher returns based on an equity index component. Also, because the Company does not offer variable products or mutual funds, these products provide a key equity-based alternative to the Company's existing fixed annuity products. In conjunction with the sale of these annuities, the Company uses an investment hedging program to offset the potential higher returns that could be paid on these products. Specifically, the Company purchases index options from highly rated banks and brokerage firms. These index options act as hedges to match closely the returns based on the S&P 500 Index which may be paid to policyholders.

Sales of equity-indexed annuities began declining during the year ended December 31, 1999, primarily due to volatility in the stock market. This volatility affects both the immediate demand for these annuities and the pricing of these products. Increased product costs from stock market volatility, including costs of index options used to hedge the equity return component of these annuities and lower policyholder asset fees, can reduce potential credited interest to policyholders. The lower production level continued throughout 2000, which is consistent with the poor performance of the stock market. Depressed stock market conditions made the equity-indexed annuities less appealing, as the potential for higher credited interest for policyholders was significantly diminished.

Net investment income for 2000, 1999, and 1998 totaled $156,014,000, $191,328,000, and $182,347,000, respectively. The increase in investment income of 4.9% in 1999 is consistent with the growth in annuity segment assets of 5.7% for the same period. The large decrease in net investment income in 2000 is due to declines in fair values of index options totaling $32,268,000. As previously described, index options are derivative financial instruments used to hedge the equity return component of the Company's equity-indexed annuity products. Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as net investment income. The reduction to investment income from index options was due to the decline in the performance of the stock market during 2000, more specifically the S&P 500 Index. Excluding index option income or losses from investment income in the annuity segment results in net investment income totaling $188,282,000, $180,609,000, and $174,290,000 for 2000, 1999, and
1998, respectively. These amounts reflect the growth in investment income which is more consistent with the growth in the annuity segment business. Although investment income in 2000 was substantially lower due to index options, the contract interest expense for the Company's equity-indexed annuities was significantly lower also as described in more detail below.

Other income was relatively insignificant in 2000 and 1998, totaling $317,000
and  $270,000,  respectively.      However,  other  income  for  1999  totaled
$8,863,000, which includes $8.5 million in income relating to litigation involving an independent marketing organization. As more fully described in
Note 9, Commitments and Contingencies, in the accompanying financial statements, National Western Life Insurance Company, National Annuity Programs, Inc. (NAP), and others executed a settlement agreement for a pending declaratory judgment lawsuit. NAP was an independent marketing general agency under contract with the Company that hired and supervised agents marketing annuity products on behalf of the Company. The contract was entered into in 1983 and amended in 1994. The Company alleged that during the course of the contract NAP violated its terms and conditions, among other things. By the settlement, each party dismisses with prejudice all claims asserted by them in the lawsuit. The Company was also released from any claims for any funds and other rights arising under the contract. Additionally, the Company paid in 1999 all valid claims for unpaid commissions to sub-agents of NAP who wrote business for the Company under the contract.

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

Annuity contract interest for 2000, 1999, and 1998 totaled $112.4 million, $138.6 million, and $135.5 million, respectively. While general increases in contract interest are expected due to the growth in the size of the annuity block of business, fluctuations in interest are due to equity-indexed annuities in force and the higher or lower credited rates that may be paid on these policies. Increases in 1999 and 1998 are largely due to increases in annuities in force from sales of equity-indexed annuities and higher credited interest that were paid on these policies. Contract interest on equity-indexed annuities totaled $20,480,000 and $12,980,000 in 1999 and 1998, respectively. However, contract interest on equity-indexed annuities in 2000 was actually a negative $2.9 million due to the decline in the S&P 500 Index during the year. This decline resulted in the reversal of contract interest previously recognized as the equity-return component of these annuities decreased substantially, reducing the amount to be paid to policyholders.

The relationship of contract interest for equity-indexed annuities and the income from index options used as hedges are important factors in analyzing the results of this product. Differences between income from index options and contract interest credited to policyholders will occur for several reasons, some of which may only be timing differences between the recognition of income and expenses. One reason is that the costs of the index options are essentially amortized against net investment income, as the options are marked to fair value each reporting period. The costs of options are covered by additional income earned on debt securities purchased with equity-indexed annuity premiums. Other differences are due to asset fees charged against policyholder contract interest, surrenders, and death benefits on annuities within the annual hedging period and inherent differences between index option fair values and policy liability reserves related to minimum guaranteed interest rates. Another important factor regarding these products is that during periods of poor stock market performance, asset fees charged against policyholder contract interest may be significantly lower. This can reduce the current profitability of these annuities.

The impact of these equity-indexed annuity issues decreased annuity operations earnings for 2000 by approximately $5 million, net of taxes. While results for 2000 were reduced by this block of business, the Company's equity-indexed annuity products are long-term policies with contractual periods of either nine or fifteen years. The Company routinely analyzes the profitability of its equity-indexed annuity products under numerous economic scenarios, including both positive and negative equity market conditions. Although earnings may not be level or constant from period to period for this product due to timing of market conditions and policy liability reserving methods, the Company anticipates the equity-indexed annuities will be profitable over the long-term contractual periods of the policies.

Amortization of deferred policy acquisition costs represents the amortization of the costs of acquiring or producing new business, primarily agents' commissions, the majority of which are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted by the level of policy surrenders. Amortization for 2000, 1999, and 1998 totaled $28.2 million, $21.1 million, and $21.6 million, respectively. The increase in amortization in 2000 is related to increases in single-tier annuity surrenders as previously described. Although slowing in the fourth quarter, the Company experienced significantly higher policy surrenders for certain products in 2000. As a result, amortization of deferred policy acquisition costs was higher for 2000 due to effects from the Company's periodic refinements to its actuarial assumptions. The higher amortization also tempered the impact of higher surrender charge revenues produced by the increased policy surrenders.

Other operating expenses totaled $10,593,000, $9,772,000, and $15,145,000 for 2000, 1999, for 1998, respectively. Expenses for 2000 were somewhat higher than the 1999 level. As previously described for international operations, 2000 expenses were impacted partially due to a new cost allocation study between segments and investment related activities. Expenses for 1998 were unusually high primarily due to two nonrecurring items as previously described in the summary of consolidated operating results. Additional pension expenses were incurred in 1998 related to the Company's transfer of its nonqualified defined benefit plan to a pension administration firm. Also included in 1998 expenses is a $5,000,000 lawsuit settlement for the Diffie, et al vs. National Western Life Insurance Company and National Annuity Programs, Inc. class action litigation. The litigation involved various issues regarding sales of the Company's annuities.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through the following wholly owned subsidiaries: NWL Investments, Inc., NWL Properties, Inc., NWL 806 Main, Inc., NWL Services, Inc., and NWL Financial, Inc. Also, during January, 1999, the Company's wholly owned subsidiary, The Westcap Corporation, completed its Chapter 11 bankruptcy
reorganization.    With  the  reorganization  complete,  National  Western
transferred its investment real estate holdings to Westcap, and the subsidiary is now operating as a real estate management company. Earnings for these other operations totaled $3,146,000, $3,238,000, and $2,224,000 for 2000,
1999, and 1998, respectively. Earnings increased beginning in 1999 primarily due to income from the real estate properties that were transferred from National Western to Westcap.

Most of the income from the Company's subsidiaries is from a life interest in the Libbie Shearn Moody Trust. This asset was owned by National Western Life Insurance Company prior to 1997 but was transferred to NWL Services, Inc., in 1997. Gross income distributions from the Trust totaled $3,643,000, $3,595,000, and $3,451,000 in 2000, 1999, and 1998, respectively.

During the first quarter of 2000, the Company acquired a nursing home facility through an affiliated limited partnership. The acquisition, which totaled approximately $6.6 million, was made by a newly formed limited partnership, the partners of which are downstream subsidiaries of National Western. The nursing home facility, which opened in late July, 2000, is operated by an affiliated limited partnership, and the financial operating results are consolidated with those of the Company. Daily operations and management of the nursing home are performed by an experienced management company through a contract with the limited partnership. Operating losses, before taxes, from nursing home operations and related activities totaled approximately $850,000 for the period from inception to December 31, 2000. These losses were not unexpected given initial start-up costs and issues during the first year of operations. The Company expects profitable operations in 2001.

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

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $139 million, $118 million, and $131 million in 2000, 1999, and 1998, respectively. The lower cash flow in 1999 is largely a result of lawsuit and bankruptcy settlement payments as described in detail in Note 9, Commitments and Contingencies, in the accompanying financial statements. Net cash flows from the Company's deposit product operations, which include universal life and investment annuity products, totaled $47 million in 1999 and $113 million in 1998. However, these operations incurred net cash outflows in 2000 totaling $98 million. The negative cash flow in the Company's deposit product operations is primarily due to abnormally high annuity surrenders during 2000. While increased surrenders may continue, this high rate of surrenders has slowed significantly during the fourth quarter of 2000. Premium deposits were also lower in 2000 due to lower equity-indexed annuity sales, which have been affected by the volatility and poor performance of the stock market. The Company primarily used cash generated from operations and some short-term borrowings to manage this negative cash flow.

The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $113 million, $187 million, and $159 million in 2000, 1999, and 1998, respectively. The Company again expects significant cash flows from these sources in 2001 at levels consistent with the past year.

Capital Resources

The Company relies on stockholders' equity for its capital resources, as there has been no long-term debt outstanding in 2000 or recent years. The Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 2001.

Stockholders' equity totaled $500.1 million at December 31, 2000, reflecting an increase of $24.6 million from 1999. The increase in capital is primarily from net earnings of $28.5 million, reduced by net unrealized losses on investment securities totaling $4.9 million. The decline in values of investment securities is a result of lower market values of the Company's
holdings in its securities available for sale portfolio.   Book value per
share at December 31, 2000, was $142.71, reflecting a 5.1% increase for the year.

CHANGES IN ACCOUNTING PRINCIPLES

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

The Company currently sells equity-indexed annuities that contain an equity return component for policyholders which is an embedded derivative instrument. The Company purchases index options, which are also derivative instruments, to hedge this equity return component. The index options are reported at fair value in the Company's financial statements, which is in accordance with SFAS No. 133 requirements. The Company also uses a fair value approach in recording policy liabilities for the equity-indexed annuities. However, one of the more complex and challenging aspects of interpreting and implementing SFAS No. 133 is how the insurance industry is to apply the statement's provisions
to  policy  liabilities  for  equity-indexed  products.    The  Derivatives
Implementation Group (DIG) of the FASB addressed this policy liability issue, and only recently in December, 2000, released guidance for the liability calculation. The DIG guidance was approved by FASB at its meeting on March 14, 2001. Because of the lack of guidance and delayed approval by FASB, companies are allowed additional time to implement the new policy liability method for equity-indexed annuities. National Western will implement the new method effective April 1, 2001, as provided by changes to the implementation guidance. The Company is continuing its review of the final guidance and is in the process of making system programming changes to calculate policy liabilities under the new method. This method requires that the option portion of the contract be identified and accounted for as an embedded derivative, while the insurance portion of the contract is recorded independently as an annuity contract. Preliminary calculations indicate that if the new method were to be implemented on January
1, 2001, policy liabilities may be reduced. However, the final impact of the change has yet to be determined. The difference in policy liability calculations is not anticipated to be material to the Company's financial position, although it could be significant to net income for the year ended December 31, 2001. Any finally determined adjustment will be reported in net income as a cumulative effect of a change in accounting principle in the second quarter of 2001.

As part of the implementation of SFAS No. 133, companies may reconsider the appropriateness of classifications of debt securities in the following categories: held to maturity, available for sale, and trading. Companies may need to reallocate security holdings in light of the new accounting requirements. Therefore, at the date of adoption of SFAS No. 133, an entity may transfer securities held to maturity into the available for sale category or the trading category. Such transfers from the held to maturity category at the date of initial adoption will not call into question a company's intent to hold other debt securities to maturity in the future. National Western has reviewed its current classification of securities and made the decision to transfer $294 million of debt securities at amortized cost from securities held to maturity to securities available for sale. The net unrealized holding losses on the transferred securities totaled $5.1 million, after effects of deferred taxes and deferred policy acquisition costs. This adjustment will be reflected in the Company's financial statements in other comprehensive income as a cumulative effect of a change in accounting principle as of January 1, 2001.

The Company also made the determination to transfer debt securities with fair values totaling $112 million from securities available for sale to securities held to maturity as of January 1, 2001. The transfers were recorded at fair values, and the unrealized holding loss totaling $647,000 at the date of transfer will continue to be reported in accumulated other comprehensive income or loss but will be amortized to interest income over the remaining life of the security. The unrealized loss is net of effects of deferred taxes and deferred policy acquisition costs. The transfer of securities from available for sale to held to maturity will have no effect on the net earnings of the Company.


REGULATORY AND OTHER ISSUES

Statutory Accounting Practices

Regulations that affect the Company and the insurance industry are often the result of efforts by the National Association of Insurance Commissioners
(NAIC). The NAIC is an association of state insurance commissioners, regulators, and support staff that acts as a coordinating body for the state insurance regulatory process. The NAIC has recently completed a comprehensive process of codifying statutory accounting practices and procedures. Other than specific individual state laws, the codification results will be the only source of prescribed statutory accounting practices. The Company's state of domicile, Colorado, has adopted the new codified statutory accounting practices and procedures. Insurance companies must adopt these new statutory accounting practices in 2001, which will result in significant changes to existing practices used in the preparation of statutory financial statements. The Company is currently in the process of finalizing the implementation of the new accounting practices, as the first statutory financial statements filed under the new rules will be for the quarter ended March 31, 2001. National Western currently anticipates the financial effects of implementation will be to increase statutory capital and surplus by approximately $3 million as of January 1, 2001. The Company's statutory capital and surplus as of December 31, 2000, before the effects of the rule changes was $396 million.

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


                                   PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors

The following information as of January 31, 2001, is furnished with respect to each director. All terms expire in June of 2001.


                      Principal Occupation During Last Five    First
  Name of Director           Years and Directorships          Elected    Age


Robert L. Moody      Chairman of the Board and Chief            1963      65
(1) (3) (4) (5)      Executive Officer of the Company;
                     Investments, Galveston, Texas

Ross R. Moody        President and Chief Operating Officer      1981      38
(1) (3)              of the Company, Austin, Texas

Arthur O. Dummer     President, The Donner Company,             1980      67
(1) (2) (3)          Salt Lake City, Utah

Harry L. Edwards     Retired; Former President and Chief        1969      79
                     Operating Officer of the Company,
                     Austin, Texas

E. Douglas McLeod    Director of Development, The Moody         1979      59
(4)                  Foundation, Galveston, Texas

Charles D. Milos     Senior Vice President of the Company,      1981      55
(1) (3)              Galveston, Texas

Frances A. Moody     Executive Director,                        1990      31
(4)                  The Moody Foundation,
                     Dallas, Texas, 1997 - present;
                     Investments, Dallas, Texas,
                     1992 - 1997

Russell S. Moody     Investments, Austin, Texas                 1988      39
(4)

Louis E. Pauls, Jr.  President, Louis Pauls & Company;          1971      65
(2)                  Investments, Galveston, Texas

E. J. Pederson       Executive Vice President,                  1992      53
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

(b) Identification of Executive Officers

The following is a list of the Company's executive officers, their ages, and their positions and offices as of January 31, 2001.


  Name of Officer     Age          Position (Year elected to position)


Robert L. Moody        65   Chairman of the Board and Chief Executive
                            Officer (1963-1968, 1971-1980, 1981), Director

Ross R. Moody          38   President and Chief Operating Officer
                             (1992), Director

Robert L. Busby, III   63   Senior Vice President - Chief Administrative
                            Officer, Chief Financial Officer and
                            Treasurer (1992)

Charles P. Baley       62   Senior Vice President - Information
                            Services (1990)

Richard M. Edwards     48   Senior Vice President - International
                             Marketing (1990)

Paul D. Facey          49   Senior Vice President - Chief Actuary (1992)

Charles D. Milos       55   Senior Vice President - Investment Analyst
                             (1990), Director

James P. Payne         56   Senior Vice President - Secretary (1998)

Patricia L. Scheuer    49   Senior Vice President - Chief Investment
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

(f) Involvement in Certain Legal Proceedings

There are no events pending, or during the last five years, under any bankruptcy act, criminal proceedings, judgments, or injunctions material to the evaluation of the ability and integrity of any director or executive officer.


                       ITEM 11. EXECUTIVE COMPENSATION

(b) Summary Compensation Table



                                                      Long Term
                                                    Compensation
                                                       No. of
                                                     Securities
                               Annual Compensation   Underlying   All Other
     Name and                  Salary      Bonus     Options   Compensation
Principal Position   Year       (A)         (B)        (C)          (D)



1Robert L. Moody      2000   $ 1,227,962  $   -           -      $  372,803
 Chairman of the      1999     1,173,965      -           -         322,229
 Board and Chief      1998     1,124,174      -         13,000      254,333
 Executive Officer

2Ross R. Moody        2000       450,418      -           -          26,145
 President and        1999       440,630      -           -          31,299
 Chief Operating      1998       422,496    25,000      12,500       64,457
 Officer

3Richard M. Edwards   2000       168,212    64,038        -          13,919
 Senior               1999       163,301    77,909        -          14,435
 Vice President-      1998       159,064     9,605       2,500       10,110
 International
 Marketing

4Robert L.            2000       222,577      -           -          13,073
 Busby, III           1999       205,025      -           -          12,254
 Senior Vice          1998       193,889      -          1,500       11,576
 President - Chief
 Administrative
 Officer, Chief
 Financial Officer
 and Treasurer

5Charles D. Milos     2000       189,477    10,000        -          11,680
 Senior Vice          1999       177,445      -           -          10,332
 President -          1998       167,566      -          3,500        9,467
 Investment Analyst


Notes to Summary Compensation Table:

(A) Salary includes directors' fees from National Western Life Insurance Company and its subsidiaries.

(B) Bonuses include employment and performance related bonuses which are occasionally granted.

(C) Represents stock options granted under the National Western Life Insurance Company 1995 Stock and Incentive Plan.

(D) All other compensation includes primarily employer contributions made to the Company's 401(k) Plan and Non-Qualified Deferred Compensation Plan on behalf of the employee. However, this item also includes taxable income for Robert L. Moody, related to his assignment of excess insurance on the Libbie Shearn Moody Trust of approximately $348,000, $299,000, and $232,000 in 2000, 1999, and 1998, respectively. This item also includes various expense allowances for Ross R. Moody in 1999 and 1998 of approximately $5,000 and $42,000, respectively.


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

The Committee approved the issuance of nonqualified stock options to selected officers of the Company during 1998 totaling 48,500. Additionally, during 1998 the Committee granted 10,000 nonqualified, nondiscretionary stock options to Company directors. No nonqualified stock options were issued in 2000 and 1999. The directors' stock options vest 20% annually following one full year of service to the Company from the date of grant. The officers' stock options vest 20% annually following three full years of service to the Company from the date of grant. The exercise prices of the stock options were set at the fair market values of the common stock on the dates of grant.

(d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

For the year ended December 31, 2000, detailed below is stock option information for the Company's named executive officers:


                                      Number of
             Shares              Securities Underlying     Value of Unexercised
            Acquired             Unexercised Options       In-The-Money Options
               On        Value   Exercis-   Unexercis-    Exercis-  Unexercis-
Name        Excercise  Realized   able         able         able        able


1 Robert L.       -      $ -        23,160     39,240  $1,229,189  $ 1,121,748
  Moody

2 Ross R.         -        -         6,300     19,400     319,309      366,560
  Moody

3 Richard M.      -        -         2,100      5,900     100,770      132,139
  Edwards

4 Robert L.      1,000    48,438       200      4,500       3,588      141,089
  Busby, III

5 Charles D.      -        -         2,760      6,140     124,104      118,437
  Milos


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

Annual pension benefits for those employees who became eligible participants prior to January 1, 1991, are calculated as the sum of the following:

(1) 50% of the participant's final 5-year average annual eligible compensation at December 31, 1990, less 50% of their primary social security benefit determined at December 31, 1990; this net amount is then prorated for less than 15 years of benefit service at normal retirement date. This result is multiplied by a fraction which is the participant's years of benefit service at December 31, 1990, divided by the participant's years of benefit service at normal retirement date.

(2) 1.5% of the participant's eligible compensation earned during each year of benefit service after December 31, 1990.

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

The estimated annual benefits payable to the named executive officers upon retirement, at normal retirement age, for the Company's defined benefit plans are as follows:


                                       Estimated Annual Benefits
                               Qualified     Non-Qualified
                                Defined         Defined
           Name              Benefit Plan    Benefit Plan       Totals


1  Robert L. Moody         $       127,109         391,541        518,650

2  Ross R. Moody                    92,043            -            92,043

3  Richard M. Edwards               69,171              74         69,245

4  Robert L. Busby, III             48,233          36,334         84,567

5  Charles D. Milos                 54,579          15,479         70,058


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

Directors of the Company's subsidiary, NWL Investments, Inc., receive $250 annually. Nonemployee directors of the Company's subsidiary, NWL Services, Inc., receive $1,000 per board meeting attended. Directors of the Company's downstream subsidiaries, Regent Care General Partner, Inc., and Regent Care Operations General Partner, Inc., receive $250 per board meeting attended.

(h) Employment Contracts and Termination of Employment and Change-in-Control Arrangements

One of the named executive officers, Richard M. Edwards, had a bonus compensation contract with the Company during 2000. The contract consisted of several components in which certain levels of Company performance relating to annuity account balances, life insurance persistency rates, life insurance premiums, and annuity contract deposits were required in order to earn bonuses. Compensation bonuses paid to Mr. Edwards are disclosed in part (b) of this item.

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

Mr. Robert Moody, Mr. Ross Moody, and Mr. Charles Milos serve as directors and also serve as officers and employees of National Western Life Insurance Company. Mr. Ross Moody serves as an officer and director of the Company's wholly owned subsidiaries, The Westcap Corporation, NWL 806 Main, Inc., NWL Investments, Inc., NWL Properties, Inc., NWL Financial, Inc., NWL Services, Inc., Regent Care Limited Partner, Inc., and Regent Care Operations Limited Partner, Inc. Mr. Charles Milos serves as an officer and director of The Westcap Corporation, Regent Care General Partner, Inc., and Regent Care Operations General Partner, Inc. and as an officer of NWL 806 Main, Inc., NWL Investments, Inc., NWL Properties, Inc., NWL Financial, Inc., NWL Services, Inc., Regent Care Limited Partner, Inc., and Regent Care Operations Limited Partner, Inc. Mr. Robert Moody is an officer of NWL Services, Inc. Mr. Arthur Dummer is an officer and director of NWL Services, Inc., and Regent Care Operations General Partner, Inc., and a director of Regent Care General Partner, Inc. Mr. Harry Edwards serves as a director and was formerly an officer of National Western Life Insurance Company.

The Donner Company, 100% owned by Mr. Dummer, who is a director of National Western Life Insurance Company and an officer and director of NWL Services, Inc., and Regent Care Operations General Partner, Inc. and a director of Regent Care General Partner, Inc., was paid $84,332 in 2000 pursuant to an agreement between The Donner Company and a reinsurance intermediary relating to a reinsurance contract between the Company and certain life insurance reinsurers.

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

(1) Performance Graph

The following graph compares the change in the Company's cumulative total stockholder return on its common stock with the Nasdaq - U.S. Companies Index and the Nasdaq Insurance Stock Index. The graph assumes that the value of the Company's common stock and each index was $100 at December 31, 1995, and that all dividends were reinvested.

For the purpose of this electronic filing, the coordinates of the graph have been provided below:


                                             December 31,
                       1995       1996      1997     1998      1999     2000


National Western
Life Insurance
Company                100.00     155.4     181.2     209.8     122.5    184.0

Nasdaq Stock
Market
(US Companies)         100.00     123.0     150.7     212.5     394.9    237.7

Nasdaq Insurance
Stocks                 100.00     114.0     167.3     149.0     115.6    145.2



                    ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

Set forth below is certain financial information concerning persons who are known by the Company to own beneficially more than 5% of any class of the Company's common stock on December 31, 2000:


                                                   Amount and
                                                    Nature of
                                                   Beneficial
     Name and Address             Title            Ownership       Percent
            of                     of              Record and         of
     Beneficial Owners            Class           Beneficially      Class


Robert L. Moody             Class A Common        1,160,896          35.13%
2302 PostOffice             Class B Common          198,074          99.04%
Street, Suite 702
Galveston, Texas

Westport Asset              Class A Common          359,400          10.88%
Management, Inc.
253 Riverside Avenue
Westport, Connecticut

Tweedy Browne Company       Class A Common          325,629           9.85%
350 Park Avenue
New York, New York

FMR Corp.                   Class A Common          170,000           5.14%
82 Devonshire Street
Boston, Massachusetts


(b) Security Ownership of Management

The following table sets forth as of December 31, 2000, information concerning the beneficial ownership of the Company's common stock by all directors, named executive officers, and all directors and executive officers of the Company as a group:


                                            Amount and Nature of
                             Title          Beneficial Ownership    Percent
     Directors                of                Record and            of
    and Officers             Class              Beneficially         Class


Directors and Named
Executive Officers:
Robert L. Moody          Class A Common           1,160,896          35.13%
                         Class B Common             198,074          99.04%

Ross R. Moody            Class A Common*                625            .02%
                         Class B Common*                482            .24%

Directors:
Arthur O. Dummer         Class A Common                 310            .01%
                         Class B Common                 -              -

Harry L. Edwards         Class A Common                  20            -
                         Class B Common                 -              -

E. Douglas McLeod        Class A Common                  10            -
                         Class B Common                 -              -

Charles D. Milos         Class A Common                 528            .02%
                         Class B Common                 -              -

Frances A. Moody         Class A Common               1,850            .06%
                         Class A Common*                625            .02%
                         Class B Common*                482            .24%

Russell S. Moody         Class A Common               1,850            .06%
                         Class A Common*                625            .02%
                         Class B Common*                482            .24%

Louis E. Pauls, Jr.      Class A Common                 110            -
                         Class B Common                 -              -

E. J. Pederson           Class A Common                 100            -
                         Class B Common                 -              -

Named    Executive
Officers:
Robert L. Busby, III     Class A Common                 -              -
                         Class B Common                 -              -

Richard M. Edwards       Class A Common                 303            .01%
                         Class B Common                 -              -

Directors
and Executive            Class A Common           1,168,330          35.36%
Officers as a Group      Class B Common             199,520          99.76%


* Shares are owned indirectly by the respective directors, through the Three R Trusts. The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody (Robert L. Moody Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody). The Three R Trusts own a total of 2,500 Class A common stock shares and 1,926 Class B common stock shares.


(c) Changes in Control

None.


           ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Transactions with Management and Others

The Donner Company, 100% owned by Mr. Arthur Dummer, who is a director of National Western Life Insurance Company, was paid $84,332 in 2000 pursuant to an agreement between The Donner Company and a reinsurance intermediary relating to a reinsurance contract between the Company and certain life insurance reinsurers.

Moody Insurance Group, Inc., was paid $426,057 in commissions in 2000 pursuant to an agency contract with National Western Life Insurance Company. Moody Insurance Group, Inc., is wholly owned by Mr. Robert L. Moody, Jr.
Mr. Robert L. Moody, Jr., is an employee of the Company and the son of Mr. Robert L. Moody, who serves as a director and chief executive officer of the Company, the brother of Mr. Ross R. Moody, who serves as a director and president of the Company, and the brother of Mr. Russell S. Moody and Ms. Frances A. Moody, who serve as directors of the Company. The commissions paid were based on premiums and deposits totaling approximately $19,218,000 from sales of National Western life insurance and annuity products by Moody Insurance Group, Inc., and Mr. Robert L. Moody, Jr., in 2000. In addition, Mr. Robert L. Moody, Jr., personally received $593 in commissions in 2000 pursuant to an agency contract between himself and the Company.

Jay W. Balentine is the son-in-law of Robert L. Moody. Jay W. Balentine has a 100% ownership interest in JWB Development Corporation. Jay W. Balentine also has a 19.8% limited partner interest in Regent Management Services, Limited Partnership (a Nevada limited partnership); a 20.0% interest in RCC Management Services, Inc. (the general partner of Regent Management Services, Limited Partnership); and is also president of RCC Management Services, Inc.

On or about March 29, 2000, National Western Life Insurance Company purchased Nevada Health Development II, Limited Partnership, from its partners, JWB Development Corporation (1% general partner interest), Three R Trusts (50% limited partner interest), and Jay W. Balentine (49% limited partner interest). The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody, and Russell S. Moody are the sons of Robert L. Moody, and Frances A. Moody is the daughter of Robert L. Moody). This transaction involved the purchase of a nursing home in Reno, Nevada, owned by Nevada Health Development II, Limited Partnership, and a merger into a partnership owned by corporations that are wholly owned subsidiaries of National Western. The result was that the nursing home became the sole property of a subsidiary of National Western Life Insurance Company. Further, the financing for that purchase was ultimately by a mortgage loan totaling $7,000,000 from National Western to a subsidiary, Regent Care Building, Limited Partnership (a Nevada limited partnership).

Further, as a result of that purchase, and the following merger of Nevada Health Development II, Limited Partnership, into Regent Care Building, Limited Partnership, another subsidiary of National Western, Regent Care Operations, Limited Partnership (a Nevada limited partnership), leased the nursing home building from Regent Care Building, Limited Partnership. Following that, Regent Care Operations, Limited Partnership, contracted with Regent Management Services, Limited Partnership, for the management and operations of the nursing home. Regent Management Services, Limited Partnership, is owned by general partner RCC Management Services, Inc. (a Nevada corporation), and the following limited partners: Three R Trusts, Jay W. Balentine, and Rex Greebon.

(b)  Certain Business Relationships

None.

(c)  Indebtedness of Management

The Company holds three mortgage loans issued to Gal-Tex Hotel Corporation, which is owned 50% by the Libbie Shearn Moody Trust and 50% by The Moody Foundation. The first mortgage loan in the amount of $2,071,000 was issued in 1988 and originally matured in May of 1998. It was extended during 1998 to May of 2003 and pays interest of 8%. The loan is secured by property consisting of a hotel located in Kingsport, Tennessee. The second mortgage loan in the amount of $7,642,000 was issued in 1994, will mature in October of 2004, and pays interest of 8.75%. The loan is secured by property consisting of a hotel located in Houston, Texas. The third mortgage loan in the amount of $1,610,000 was issued in 1995, will mature in January of 2006, and pays interest of 9%. The loan is secured by property consisting of a hotel located in Woodstock, Virginia. Each of these loans is current as to principal and interest payments.

The Company's wholly owned subsidiary, NWL Services, Inc., is the beneficial owner of a life interest (1/8 share), previously owned by Mr. Robert L. Moody, in the trust estate of Libbie Shearn Moody. The trustee of this estate is The Moody National Bank of Galveston. The Moody National Bank is ultimately controlled by the Three R Trusts, Galveston, Texas, whose ultimate beneficiaries are the children of Robert L. Moody, who are Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody. The Moody Foundation is a private charitable foundation governed by a Board of Trustees of three members. Mr. Robert L. Moody and Mr. Ross R. Moody are members of the Board of Trustees.

(d)  Transactions with Promoters

None.

                                   PART IV

              ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                           AND REPORTS ON FORM 8-K

(a) 1.  Listing of Financial Statements

See Attachment A, Index to Financial Statements and Schedules, on page ___ for a list of financial statements included in this report.

(a) 2.  Listing of Financial Statement Schedules

See Attachment A, Index to Financial Statements and Schedules, on page ___ for a list of financial statement schedules included in this report.

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

Exhibit 10(q) - Bonus  Agreement  by  and  between  National  Western  Life
                Insurance Company and Richard M. Edwards effective August 1, 1999 (incorporated by reference to Exhibit 10(q) to the Company's Form 10-K for the year ended December 31, 1999).

Exhibit 10(r) - Bonus  Agreement  by  and  between  National  Western  Life
                Insurance Company and Arthur W. Pickering effective August 10, 1999 (incorporated by reference to Exhibit 10(r) to the Company's Form 10-K for the year ended December 31, 1999).

Exhibit 10(s) - Seventh Amendment to the National Western Life Insurance
                Company Non-Qualified Deferred Compensation Plan effective August 7, 1998 (filed on page ___ of this report).

Exhibit 10(t) - Bonus  Agreement  by  and  between  National  Western  Life
                Insurance Company and Richard M. Edwards effective May 30, 2000 (filed on page ___ of this report).

Exhibit 10(u) - Eighth Amendment to the National Western Life Insurance
                Company Non-Qualified Deferred Compensation Plan effective December 1, 2000 (filed on page ___ of this report).

Exhibit 10(v) - Fourth Amendment to the National Western Life Insurance
                Company Non-Qualified Defined Benefit Plan effective December 1, 2000 (filed on page ___ of this report).

Exhibit 21    - Subsidiaries of the Registrant (filed on page ____ of this report).


(b) Reports on Form 8-K

A report on Form 8-K dated October 13, 2000, was filed by the Company disclosing the favorable court decision for the Company's wholly owned subsidiary, The Westcap Corporation, as described above in Item 3, Legal Proceedings.

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



                               ATTACHMENT A

                Index to Financial Statements and Schedules

                                                              Page

Independent Auditors' Report

Consolidated Balance Sheets, December 31, 2000 and 1999

Consolidated Statements of Earnings for the years ended
December 31, 2000, 1999, and 1998

Consolidated Statements of Comprehensive Income for the years ended December 31, 2000, 1999, and 1998

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998

Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999, and 1998

Notes to Consolidated Financial Statements

Schedule I - Summary of Investments Other Than Investments in
Related Parties, December 31, 2000

Schedule V - Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999, and 1998


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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Western Life Insurance Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                        KPMG LLP

Austin, Texas
March 5, 2001




           NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         December 31, 2000 and 1999
                               (In thousands)


                      ASSETS                           2000         1999


Cash and investments:
    Securities held to maturity,
    at amortized cost (fair value:
    $2,113,286 and $2,084,494)                    $  2,116,619    2,151,924
    Securities available for sale,
    at fair value (cost:
    $777,732 and $741,608)                             735,110      717,948
    Mortgage loans, net of
    allowance for possible
    losses ($4,215 and $4,104)                         195,665      183,902
    Policy loans                                       110,956      117,309
    Index options                                        5,402       32,820
    Other long-term investments                         37,386       32,766
    Cash and short-term investments                     22,665       14,010

Total cash and investments                           3,223,803    3,250,679

Deferred policy acquisition costs                      394,198      369,665
Accrued investment income                               48,265       47,756
Federal income tax receivable                            3,888          237
Deferred Federal income tax asset                        3,576          -
Other assets                                            24,226       14,491

                                                  $  3,697,956    3,682,828


See accompanying notes to consolidated financial statements.




             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            December 31, 2000 and 1999
                        (In thousands except share amounts)


       LIABILITIES AND STOCKHOLDERS' EQUITY            2000         1999


LIABILITIES:

Future policy benefits:
    Traditional life and annuity products         $    159,840      165,020
    Universal life and investment
    annuity contracts                                2,979,407    2,983,060
Other policyholder liabilities                          33,640       24,103
Federal income taxes payable:
    Current                                                222        4,763
    Deferred                                              -           4,659
Other liabilities                                       24,741       25,701

Total liabilities                                    3,197,850    3,207,306

COMMITMENTS AND CONTINGENCIES
(Notes 4, 7, 9, and 16)

STOCKHOLDERS' EQUITY:

Common stock:
    Class A - $1 par value; 7,500,000
    shares authorized; 3,304,255
    and 3,300,728 shares issued and
    outstanding in 2000 and 1999                         3,304        3,301
    Class B - $1 par value; 200,000
    shares authorized, issued,
    and outstanding in 2000 and 1999                       200          200
Additional paid-in capital                              25,174       25,028
Accumulated other comprehensive loss                    (7,671)      (3,566)
Retained earnings                                      479,099      450,559

Total stockholders' equity                             500,106      475,522

                                                  $  3,697,956    3,682,828


See accompanying notes to consolidated financial statements.




             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EARNINGS
               For the Years Ended December 31, 2000, 1999, and 1998
                      (In thousands except per share amounts)



                                          2000         1999         1998


Premiums and other revenue:
    Life and annuity premiums        $      9,717       11,310       13,165
    Universal life and
    investment annuity
    contract revenues                      90,640       83,768       83,169
    Net investment income                 210,654      242,980      233,844
    Other income                              946        8,944        1,052
    Realized gains (losses)
    on investments                        (19,242)       4,481        2,384

Total premiums and other revenue          292,715      351,483      333,614

Benefits and expenses:
    Life and other policy benefits         40,506       34,775       35,646
    Decrease in liabilities for
    future policy benefits                 (5,428)      (2,319)      (3,205)
    Amortization of deferred
    policy acquisition costs               47,948       39,148       40,415
    Universal life and investment
    annuity contract interest             137,711      162,302      158,889
    Other operating expenses               29,427       27,764       35,504

Total benefits and expenses               250,164      261,670      267,249

Earnings before Federal income
taxes and discontinued operations          42,551       89,813       66,365

Federal income taxes                       14,011       30,588       17,347

Earnings from continuing operations        28,540       59,225       49,018

Losses from discontinued operations          -            -         (14,125)

Net earnings                         $     28,540       59,225       34,893


Basic Earnings Per Share:
    Earnings from
    continuing operations            $       8.15        16.92        14.02
    Losses from
    discontinued operations                   -           -           (4.04)

Net earnings                         $       8.15        16.92         9.98

Diluted Earnings Per Share:
    Earnings from
    continuing operations            $       8.11        16.78        13.87
    Losses from
    discontinued operations                   -           -           (4.00)

Net earnings                         $       8.11        16.78         9.87


See accompanying notes to consolidated financial statements.



              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               For the Years Ended December 31, 2000, 1999, and 1998
                                   (In thousands)


                                          2000         1999         1998


Net earnings                         $     28,540       59,225       34,893

Other comprehensive income
(loss), net of effects of
deferred policy acquisition
costs and taxes:
    Unrealized gains
    (losses) on securities:
        Unrealized holding
        gains (losses)
        arising during period                 (57)     (20,051)       3,315
        Reclassification
        adjustment for net
        losses (gains)
        included in net earnings            6,809       (2,111)        (581)
        Amortization of net
        unrealized gains
        related to transferred
        securities                           (581)        (250)        (516)
        Unrealized losses on
        securities transferred
        during period from
        held to maturity
        to available for sale             (11,041)        -               -

        Net unrealized gains
        (losses) on securities             (4,870)     (22,412)       2,218

    Foreign currency
    translation adjustments                   765          212          148

Other comprehensive income (loss)          (4,105)     (22,200)       2,366

Comprehensive income                 $     24,435       37,025       37,259


See accompanying notes to consolidated financial statements.


             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the Years Ended December 31, 2000, 1999, and 1998
                                  (In thousands)


                                           2000         1999         1998


Common stock:
    Balance at beginning of year     $      3,501        3,498        3,492
    Shares exercised under
    stock option plan                           3            3            6

Balance at end of year                      3,504        3,501        3,498

Additional paid-in capital:
    Balance at beginning of year           25,028       24,899       24,662
    Shares exercised under
    stock option plan                         146          129          237

Balance at end of year                     25,174       25,028       24,899

Accumulated other comprehensive
 income (loss):
    Unrealized gains (losses)
    on securities:
        Balance at beginning of year       (6,412)      16,000       13,782
        Change in unrealized gains
        (losses) during period             (4,870)     (22,412)       2,218

    Balance at end of year                (11,282)      (6,412)      16,000

    Foreign currency
    translation adjustments:
        Balance at beginning of year        2,846        2,634        2,486
        Change in translation
        adjustments during period             765          212          148

    Balance at end of year                  3,611        2,846        2,634

Accumulated other comprehensive
income (loss) at end of year               (7,671)      (3,566)      18,634

Retained earnings:
    Balance at beginning of year          450,559      391,334      356,441
    Net earnings                           28,540       59,225       34,893

Balance at end of year                    479,099      450,559      391,334

Total stockholders' equity           $    500,106      475,522      438,365



See accompanying notes to consolidated financial statements.




              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Years Ended December 31, 2000, 1999, and 1998
                                   (In thousands)



                                           2000         1999         1998


Cash flows from operating
activities:
    Net earnings                     $      28,540       59,225       34,893
    Adjustments to reconcile
    net earnings
    to net cash provided by
    operating activities:
    Universal life and investment
    annuity contract interest              137,711      162,302      158,889
    Surrender charges and
    other policy revenues                  (42,485)     (37,811)     (40,267)
    Realized (gains) losses
    on investments                          19,242       (4,481)      (2,384)
    Accrual and amortization
    of investment income                    (4,873)      (4,505)      (7,763)
    Depreciation and amortization            1,188        1,028          997
    Decrease (increase) in
    value of index options                  26,349        2,330       (7,682)
    Increase in deferred
    policy acquisition costs               (11,642)     (26,289)     (24,438)
    Increase in accrued
    investment income                         (509)      (2,979)      (3,727)
    Decrease (increase)
    in other assets                         (2,572)       1,357           71
    Decrease in liabilities
    for future policy benefits              (5,428)      (2,319)      (3,205)
    Increase (decrease) in
    other policyholder liabilities           9,537          148       (1,046)
    Increase (decrease) in
    Federal income taxes payable           (14,217)       6,503       (2,189)
    Increase (decrease) in
    other liabilities                         (960)     (35,589)      29,396
    Other                                     (823)        (527)        (730)

Net cash provided by
operating activities                       139,058      118,393      130,815

Cash flows from investing activities:
    Proceeds from sales of:
        Securities held to maturity            -           -           2,978
        Securities available for sale       42,206       56,126         -
        Other investments                    7,171        2,180        4,640
    Proceeds from maturities
    and redemptions of:
        Securities held to maturity         47,473      114,448       99,495
        Securities available for sale       37,879       56,782       59,035
        Index options                       27,450       16,201          403
    Purchases of:
        Securities held to maturity       (118,069)    (231,136)    (266,580)
        Securities available for sale      (25,929)    (152,595)    (124,142)
        Other investments                  (35,660)     (38,715)     (20,071)
    Principal payments on
    mortgage loans                          26,276       40,145       37,805
    Cost of mortgage loans acquired        (40,661)     (45,348)     (29,572)
    Decrease in policy loans                 6,353        7,132        9,385
    Decrease in assets of
    discontinued operations                   -              48          844
    Decrease in liabilities of
    discontinued operations                   -             (48)        (844)
    Other                                   (6,957)      (1,107)        (892)

Net cash used in investing activities      (32,468)    (175,887)    (227,516)


                                                      (Continued on next page)



             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
               For the Years Ended December 31, 2000, 1999, and 1998
                                  (In thousands)



                                          2000         1999         1998


Cash flows from financing activities:
    Deposits to account balances
    for universal life
    and investment annuity contracts   $  349,044      410,666      455,709
    Return of account balances
    on universal life
    and investment annuity contracts     (447,128)    (363,802)    (342,613)
    Issuance of common stock
    under stock option plan                   149          132          243

Net cash provided by (used in)
financing activities                      (97,935)      46,996      113,339

Net increase (decrease) in cash and
short-term investments                      8,655      (10,498)      16,638
Cash and short-term investments at
beginning of year                          14,010       24,508        7,870

Cash and short-term investments
at end of year                         $   22,665       14,010       24,508


SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest                           $      388          190          340
    Income taxes                           28,228       24,084       19,536

Noncash investing activities:
    Foreclosed mortgage loans          $    3,111         -            -
    Mortgage loans originated
    to facilitate
    the sale of real estate                   -          3,000        1,032



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

(B) Basis of Presentation - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods.
Actual results could differ from those estimates. Significant estimates included in the accompanying consolidated financial statements include (1) contingent liabilities related to litigation, (2) recoverability of deferred policy acquisition costs, (3) valuation allowances for deferred tax assets, (4) impairment losses on debt securities, and (5) valuation allowances for mortgage loans and real estate.

National Western Life Insurance Company also files financial statements with insurance regulatory authorities which are prepared on the basis of statutory accounting practices which are significantly different from consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These differences are described in detail in the statutory information section of this note.

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

Investments in debt and equity securities that are not classified as securities held to maturity are reported as securities available for sale. Securities available for sale are reported in the accompanying consolidated financial statements at individual fair value. Any valuation changes resulting from changes in the fair value of the securities are reflected as a component of stockholders'  equity  in  accumulated  other  comprehensive
income or loss.    These unrealized gains or losses in stockholders' equity
are reported net of taxes and adjustments to deferred policy acquisition costs.

Transfers of securities between categories are recorded at fair value at the date of transfer. The unrealized holding gains or losses for securities transferred from available for sale to held to maturity are included in accumulated other comprehensive income or loss and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. For mortgage-backed and asset-backed securities, the effective interest method is used based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied at the time of acquisition. This adjustment is reflected in net investment income.

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

Impaired loans are those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected. The Company has identified these loans through its normal loan review procedures. Impaired loans include (1) nonaccrual loans, (2) loans which are 90 days or more past due, unless they are well secured and are in the process of collection, and (3) other loans which management believes are impaired. Impaired loans are measured based on (1) the present value of expected future cash flows discounted at the loan's effective interest rate,
(2) the loan's observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. Substantially all of the Company's impaired loans are measured at the fair value of the collateral. In limited cases the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.

(D) Cash Equivalents - For purposes of the consolidated statements of cash flows, the Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

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

The index options are reported at fair value in the accompanying consolidated financial statements. The changes in the values of the index options and the changes in the policyholder liabilities are both reflected in the statement of earnings. Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in values, are reflected as net investment income in the statement of earnings.

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings. In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which may further reduce the Company's credit exposure. At December 31, 2000 and 1999, the fair values of index options owned by the Company totaled $5,402,000 and $32,820,000, respectively.

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

(I) Classification - Certain reclassifications have been made to the prior years to conform to the reporting categories used in 2000.

(J) Statutory Information - National Western Life Insurance Company, domiciled in Colorado, prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Colorado Division of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Such practices may differ from state to state and may even differ from company to company within a state. However, the NAIC has recently completed a comprehensive process of codifying statutory accounting practices and procedures. Other than specific individual state laws, the codification results will be the only source of prescribed statutory accounting practices. The Company's state of domicile, Colorado, has adopted the new codified statutory accounting practices and procedures. Insurance companies must adopt these new statutory accounting practices in 2001, which will result in significant changes to existing practices used in the preparation of statutory financial statements. The Company is currently in the process of finalizing the implementation of the new accounting practices as the first statutory financial statements filed under the new rules will be for the quarter ended March 31, 2001. National Western currently anticipates the financial effects of implementation will be to increase statutory capital and surplus by approximately $3 million as of January 1, 2001. The Company's statutory capital and surplus as of December 31, 2000, before the effects of the rule changes was $396 million.

The following are major differences between accounting principles generally accepted in the United States of America (U.S. generally accepted accounting principles) and current prescribed or permitted statutory accounting practices.

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

A summary of direct premiums and deposits collected is provided below:


                                              Years Ended December 31,
                                          2000         1999         1998
                                                   (In thousands)


Direct premiums and
deposits collected:
    Investment annuity deposits         $    329,002      389,563      431,003
    Universal life insurance deposits         70,514       69,906       69,647
    Traditional life
    and other premiums                        18,105       19,154       20,237

Totals                                  $    417,621      478,623      520,887



2. Any gains or losses from the sale or expiration of index options, as well as period-to-period changes in values, are reflected as net investment income in the statement of earnings under U.S. generally accepted accounting principles. For statutory accounting purposes prior to 1999, period-to-period changes in values of index options were recorded directly to capital and surplus, and gains or losses from sales or expirations were reported in income as realized gains or losses on investments. Effective January 1, 1999, the statutory accounting treatment for index options is the same as U.S. generally accepted accounting principles.

3. For statutory accounting purposes, litigation settlements are often recorded as direct reductions of capital and surplus. However, litigation settlements are recorded in the statement of earnings for U.S. generally accepted accounting principles.

4. Under U.S. generally accepted accounting principles, commissions and certain expenses related to policy issuance and underwriting, all of which generally vary with and are related to the production of new business, are deferred. For traditional products, these costs are amortized over the premium-paying period of the related policies in proportion to the ratio of the premium earned to the total premium revenue anticipated, using the same assumptions as to interest, mortality, and withdrawals as were used in calculating the liability for future policy benefits. For universal life and investment annuity contracts, these costs are amortized in relation to
the present value of expected  gross  profits  on  these  policies.    The
Company evaluates the recoverability of deferred policy acquisition costs on an annual basis. In this evaluation, the Company considers estimated future gross profits or future premiums, as applicable for the type of contract. The Company also considers expected mortality, interest earned and credited rates, persistency, and expenses. Statutory accounting practices require commissions and related costs to be expensed as incurred.

A summary of information relative to deferred policy acquisition costs is provided in the table below:


                                              Years Ended December 31,
                                          2000         1999         1998
                                                   (In thousands)


Deferred policy acquisition
costs, beginning of year             $    369,665      314,493      291,079

Policy acquisition costs deferred:
    Agents' commissions                    57,426       62,932       62,717
    Other                                   2,164        2,505        2,136

Total costs deferred                       59,590       65,437       64,853

Amortization of deferred
policy acquisition costs                  (47,948)     (39,148)     (40,415)
Adjustments for unrealized gains
and losses on investment securities        12,891       28,883       (1,024)

Deferred policy acquisition
costs, end of year                   $    394,198      369,665      314,493


5. Under U.S. generally accepted accounting principles, the liability for future policy benefits on traditional products has been calculated by the net level method using assumptions as to future mortality (based on the 1965-1970 and 1975-1980 Select and Ultimate mortality tables), interest ranging from 4% to 8%, and withdrawals based on Company experience. For universal life and investment annuity contracts, the liability for future policy benefits represents the account balance. Future policy benefit reserves for equity-indexed annuities are based on policy account balances. An account balance is determined as premiums collected, or previous account balance, plus interest for the equity-indexed component of the policy. The interest is calculated based on the performance of the S&P 500 Index, subject to participation rates and asset fee charges. Account balances are also subject to minimum liability calculations as a result of minimum guaranteed
interest rates in the policies.    For  statutory  accounting  purposes,
liabilities for future policy benefits for life insurance policies are calculated by the net level premium method or the commissioners reserve valuation method. Future policy benefit liabilities for annuities are calculated based on the continuous commissioners annuity reserve valuation method and provisions of Actuarial Guidelines 33 and 35.

6. Deferred Federal income taxes are provided for temporary differences which are recognized in the consolidated financial statements in a different period than for Federal income tax purposes. Deferred taxes are not recognized in statutory accounting practices. Also, for statutory accounting purposes, the Company has recorded Federal income tax receivables as permitted by the Colorado Division of Insurance. The Federal income tax receivables related to subsidiary losses have been recorded directly to surplus and were not recorded in results of operations.

7. For statutory accounting purposes, debt securities are recorded at amortized cost, except for securities in or near default, which are reported at market value.

8. Investments in subsidiaries are recorded at admitted asset value for statutory purposes, whereas the financial statements of the subsidiaries have been consolidated with those of the Company under U.S. generally accepted accounting principles.

9. The asset valuation reserve and interest maintenance reserve, which are investment valuation reserves prescribed by statutory accounting practices, have been eliminated, as they are not required under U.S. generally accepted accounting principles.

10. The recorded value of the life interest in the Libbie Shearn Moody Trust (the Trust) is reported at its initial valuation, net of accumulated amortization, under U.S. generally accepted accounting principles. The initial valuation was based on the assumption that the Trust would provide certain income to the Company at an assumed interest rate and is being amortized over 53 years, the life expectancy of Mr. Robert L. Moody at the date he contributed the life interest to the Company. For statutory accounting purposes, the life interest has been valued at $26,400,000, which was computed as the present value of the estimated future income to be received from the Trust. However, this amount was amortized to a valuation of $12,775,000 over a seven-year period ended December 31, 1999, in accordance with Colorado Division of Insurance permitted accounting requirements. Prescribed statutory accounting practices provide no accounting guidance for such asset. The statutory admitted value of this life interest at December 31, 2000, is $12,775,000 in comparison to a carrying value of $3,761,000 in the accompanying consolidated financial statements.

11. Reconciliations of statutory stockholders' equity, as included in the annual statements filed with the Colorado Division of Insurance, to the respective amounts as reported in the accompanying consolidated financial statements prepared under U.S. generally accepted accounting principles are as follows:


                                                Stockholders' Equity
                                                 as of December 31,
                                          2000         1999         1998
                                                   (In thousands)


Statutory equity                     $    396,277      363,526      310,991
Adjustments:
    Difference in valuation
    of investment in
    the Libbie Shearn Moody Trust          (9,014)      (8,719)     (10,374)
    Deferral of policy
    acquisition costs                     394,198      369,665      314,493
    Adjustment of future
    policy benefits                      (265,365)    (251,887)    (232,919)
    Deferred Federal income
    tax asset (liability)                   3,576       (4,659)      (9,646)
    Adjustment of securities
    available for sale to fair value      (45,419)     (23,580)      38,840
    Reversal of asset
    valuation reserve                      11,880       16,870       19,756
    Reversal of interest
    maintenance reserve                    10,578       14,314       10,140
    Reinstatement of
    nonadmitted assets                      2,140        2,598        3,257
    Valuation allowances
    on investments                          2,282       (1,560)      (5,458)
    Adjustment for consolidation             (537)        (338)         221
    Other, net                               (490)        (708)        (936)

U.S. generally accepted
accounting principles equity         $    500,106      475,522      438,365


12. Reconciliations of statutory net earnings, as included in the annual statements filed with the Colorado Division of Insurance, to the respective amounts as reported in the accompanying consolidated financial statements prepared under U.S. generally accepted accounting principles are as follows:


                                                Net Earnings for the
                                              Years Ended December 31,
                                          2000         1999         1998
                                                   (In thousands)


Statutory net earnings               $     40,047       24,335       23,973
Adjustments:
    Subsidiary earnings
    (losses) before deferred
    Federal income taxes and
    intercompany eliminations               2,719        5,836      (11,346)
    Deferral of policy
    acquisition costs                      11,642       26,289       24,438
    Adjustment of future
    policy benefits                       (13,478)     (18,968)     (15,879)
    Amortization of investment
    in the Libbie
    Shearn Moody Trust                       (295)        (291)        (289)
    Benefit (provision) for
    deferred Federal income taxes           6,025       (6,966)       4,781
    Valuation allowances
    and other than temporary
    impairment  writedowns
    on investments                        (13,692)      (3,004)       1,253
    Unrealized gains on index options
    recorded in statutory
    surplus prior to 1999                    -            -           7,682
    Lawsuit settlements recorded
    in statutory surplus                     -               5       (4,756)
    Tax benefit (expense) recorded
    in statutory surplus                     (511)       1,342        5,320
    Increase (decrease)  in
    interest maintenance reserve           (3,736)       4,174          510
    Statutory realized loss on
    The Westcap Corporation
    preferred stock previously
    recorded in surplus                      -          24,775         -
    Other, net                               (181)       1,698         (794)

U.S. generally accepted accounting
principles net earnings              $     28,540       59,225       34,893



(2) DEPOSITS WITH REGULATORY AUTHORITIES

The following assets were on deposit with state and other regulatory authorities as required by law at the end of each year:

                                          December 31,
                                       2000          1999
                                         (In thousands)


Debt securities                  $      17,529        17,847
Short term investments                     285           260

Totals                           $      17,814        18,107



(3) INVESTMENTS

(A) Investment Income

The major components of net investment income are as follows:


                                              Years Ended December 31,
                                          2000         1999         1998
                                                   (In thousands)


Investment income:
    Debt securities                  $    210,194      204,294      195,425
    Mortgage loans                         18,395       16,262       16,943
    Index options                         (32,268)      10,719        8,057
    Policy loans                            8,120        8,232        9,252
    Other investment income                 9,253        7,501        7,783

Total investment income                   213,694      247,008      237,460
Investment expenses                         3,040        4,028        3,616

Net investment income                $    210,654      242,980      233,844


The Company had real estate investments that were not income producing for the preceding twelve months totaling $677,000 and $946,000 at December 31, 2000 and 1999, respectively.

The Company had mortgage loans totaling $2,983,000 and $3,014,000 that were on nonaccrual status as of December 31, 2000 and 1999, respectively. No mortgage loans were on nonaccrual status during 1998. Reductions in interest income associated with nonperforming mortgage loans totaled $252,000 and $192,000 in 2000 and 1999, respectively.

The Company had investments in debt securities with carrying values totaling $4,138,000 and $6,500,000 that were on nonaccrual status as of December 31, 2000 and 1999, respectively. No investments in debt securities were on nonaccrual status during 1998. Reductions in interest income associated with nonperforming investments in debt securities totaled $990,000 and $83,000 in 2000 and 1999, respectively.

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



                                            December 31,
Geographic Region:                      2000           1999


West South Central                        57.1%          58.8%
Mountain                                  20.0           20.5
Pacific                                   11.0           11.0
South Atlantic                             4.6            5.1
All other                                  7.3            4.6

Totals                                   100.0%         100.0%



                                             December 31,
Property Type:                           2000           1999


Retail                                    62.0%          56.1%
Office                                    23.0           27.4
Hotel/Motel                                6.5            7.2
Land/Lots                                  3.1            2.5
All other                                  5.4            6.8

Totals                                   100.0%         100.0%


As of December 31, 2000 and 1999, mortgage loans with book values totaling $2,983,000 and $3,014,000, respectively, were considered impaired. For the years ended December 31, 2000 and 1999, average investments in impaired mortgage loans were $3,441,000 and $1,616,000, respectively. There were no investments in impaired mortgage loans for the year ended December 31, 1998. Interest income recognized on impaired loans for the year ended December 31, 2000, was $268,000. Interest income recognized on impaired loans for the year ended December 31, 1999, was not significant. Impaired loans are typically placed on nonaccrual status, and no interest income is recognized. However, if cash is received on the impaired loan, it is applied to principal and interest on past due payments, beginning with the most delinquent payment.

Detailed below are changes in the allowance for mortgage loan losses for 2000, 1999, and 1998:


                                             Years Ended December 31,
                                         2000         1999         1998
                                                  (In thousands)


Balance at beginning of year        $      4,104        4,640        4,640
Net changes recorded as realized
investment (gains) losses                    111         (536)        -

Balance at end of year              $      4,215        4,104        4,640


At December 31, 2000 and 1999, the Company owned investment real estate totaling $14,683,000 and $11,388,000 which is reflected in other long-term investments in the accompanying consolidated financial statements. The Company records real estate at the lower of cost or fair value less estimated costs to sell. Real estate values are monitored and evaluated at least annually by the use of independent appraisals or internal valuations. Decreases in market values affecting carrying values are recorded in a valuation allowance which is reflected in realized gains or losses on investments. For the year ended December 31, 2000, impairment losses on real estate due to decreases in market values totaled $420,000. For the years ended December 31, 1999 and 1998, there were no impairment losses on real estate due to decreases in market values.

(C)  Investment Gains and Losses

The table below presents realized gains and losses and changes in unrealized gains and losses on investments for 2000, 1999, and 1998:


                                                          Changes in
                                          Realized       Unrealized
                                         Investment      Investment
                                            Gains       Gains (Losses)
                                          (Losses)     From Prior Year
                                               (In thousands)


Year Ended December 31, 2000:
    Securities held to maturity       $       (8,573)          64,097
    Securities available for sale            (10,475)          (4,870)
    Other                                       (194)            -

Totals                                $      (19,242)          59,227

Year Ended December 31, 1999:
    Securities held to maturity       $       (1,454)        (162,417)
    Securities available for sale              3,248          (22,412)
    Other                                      2,687             -

Totals                                $        4,481         (184,829)

Year Ended December 31, 1998:
    Securities held to maturity       $          797           19,754
    Securities available for sale                893            2,218
    Other                                        694             -

Totals                                $        2,384           21,972


(D) Debt and Equity Securities

The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 2000:


                                       Securities Held to Maturity
                                           Gross        Gross
                            Amortized   Unrealized   Unrealized      Fair
                               Cost        Gains       Losses       Value
                                             (In thousands)


Debt securities:
    U.S. Treasury
    and other U.S.
    government
    corporations
    and agencies           $     4,115          302          -          4,417

    States and political
    subdivisions                 6,752          524           39        7,237

    Foreign governments         51,515        1,532          -         53,047

    Public utilities           345,062        5,932        2,871      348,123

    Corporate                1,191,413       17,643       29,788    1,179,268

    Mortgage-backed            411,502        9,559          228      420,833

    Asset-backed               106,260          320        6,219      100,361

Totals                     $ 2,116,619       35,812       39,145    2,113,286




                                      Securities Available for Sale
                                           Gross        Gross
                            Amortized   Unrealized   Unrealized      Fair
                               Cost        Gains       Losses       Value
                                             (In thousands)


Debt securities:
    U.S. Treasury
    and other U.S.
    government
    corporations
    and agencies          $     3,257           20          -          3,277

    States and political
    subdivisions                15,463          620          346       15,737

    Public utilities            46,040        1,161          494       46,707

    Corporate                  379,915        4,352       52,229      332,038

    Mortgage-backed            194,513        5,814        1,433      198,894

    Asset-backed               125,875        1,155        4,850      122,180

Equity securities               12,669        3,975          367       16,277

Totals                     $   777,732       17,097       59,719      735,110




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


The amortized cost and fair values of investments in debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                 Securities                Securities
                             Available for Sale         Held to Maturity
                          Amortized       Fair      Amortized      Fair
                             Cost        Value        Cost        Value
                                             (In thousands)


Due in 1 year or less   $      2,998        3,007        9,135        9,102

Due after 1 year
through 5 years               79,200       67,624      745,348      748,455

Due after 5 years
through 10 years             305,851      271,299      726,832      716,453

Due after 10 years            56,626       55,829      117,542      118,082

                             444,675      397,759    1,598,857    1,592,092

Mortgage and
asset-backed securities      320,388      321,074      517,762      521,194

Totals                  $    765,063      718,833    2,116,619    2,113,286


The Company uses the specific identification method in computing realized gains and losses. Proceeds from sales of securities available for sale during
2000 and 1999 totaled $42,206,000 and $56,126,000, respectively.   There were
no sales of securities available for sale during 1998. Gross gains and gross losses realized on those sales are detailed below:



                                             Years Ended December 31,
                                         2000         1999         1998
                                                  (In thousands)


Gross realized gains                $        457        4,055        -
Gross realized losses                     (4,858)        -           -

Net realized gains (losses)         $     (4,401)       4,055        -



The Company did not sell any held to maturity securities in 2000 or 1999. In 1998, the Company sold one held to maturity security due to significant credit deterioration of the issuing company. Amortized cost of the security totaled $2,981,000, and a realized loss of $3,000 was recognized on the sale.

The Company held in its investment portfolio below investment grade debt securities totaling $82,764,000 and $70,900,000 at December 31, 2000 and 1999, respectively. These amounts represent 2.6% and 2.2% of total invested assets
at  December  31,  2000  and  1999,  respectively.    Below  investment  grade
securities generally have greater default risk than higher rated corporate debt. The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers. For the years ended December 31, 2000 and 1999, the Company recorded realized losses totaling $14,671,000 and $4,403,000, respectively, for other than temporary impairment writedowns for investments in debt securities.

The Company had investments totaling $56,799,000 in Citigroup, Inc., or its affiliates at December 31, 2000. Except for U.S. government agency mortgage-backed securities, the Company had no other investments in any entity in excess of 10% of stockholders' equity at December 31, 2000.

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


                                           Net Unrealized Gains (Losses)
                                                 as of December 31,
                                          2000         1999         1998
                                                   (In thousands)


Beginning unamortized gains
from transfers                       $        779        1,029        1,545

Amortization of net unrealized
gains related to
transferred securities,
net of effects of
deferred policy acquisition
costs and taxes                              (581)        (250)        (516)

Ending unamortized gains
from transfers                       $        198          779        1,029


Net unrealized gains and losses on investment securities included in stockholders' equity at December 31, 2000 and 1999, are as follows:

                                                      December 31,
                                                   2000          1999
                                                     (In thousands)


Gross unrealized gains                       $      17,097        10,461
Gross unrealized losses                            (59,719)      (34,121)
Adjustments for:
    Deferred policy acquisition costs               24,960        12,597
    Deferred Federal income tax benefits             6,182         3,872

                                                   (11,480)       (7,191)
Net unrealized gains related to securities
transferred to held to maturity                        198           779

Net unrealized losses on
investment securities                        $     (11,282)       (6,412)


(F) Change in Accounting Principles

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

The Company currently sells equity-indexed annuities that contain an equity return component for policyholders which is an embedded derivative instrument. The Company purchases index options, which are also derivative instruments, to hedge this equity return component. The index options are reported at fair value in the Company's financial statements, which is in accordance with SFAS No. 133 requirements. The Company also uses a fair value approach in recording policy liabilities for the equity-indexed annuities. However, one of the more complex and challenging aspects of interpreting and implementing SFAS No. 133 is how the insurance industry is to apply the statement's provisions
to  policy  liabilities  for  equity-indexed  products.    The  Derivatives
Implementation Group (DIG) of the FASB addressed this policy liability issue, and only recently in December, 2000, released guidance for the liability calculation. The DIG guidance was approved by FASB at its meeting on March 14, 2001. Because of the lack of guidance and delayed approval by FASB, companies are allowed additional time to implement the new policy liability method for equity-indexed annuities. National Western will implement the new method effective April 1, 2001, as provided by changes to the implementation guidance. The Company is continuing its review of the final guidance and is in the process of making system programming changes to
calculate policy liabilities under the new method.   This method requires that
the option portion of the contract be identified and accounted for as an embedded derivative, while the insurance portion of the contract is recorded independently as an annuity contract. Preliminary calculations indicate that if the new method were to be implemented on January 1, 2001, policy liabilities may be reduced. However, the final impact of the change has yet to be determined. The difference in policy liability calculations is not anticipated to be material to the Company's financial position, although it could be significant to net income for the year ended December 31, 2001.
Any finally determined adjustment will be reported in net income as a cumulative effect of a change in accounting principle in the second quarter of 2001.

As part of the implementation of SFAS No. 133, companies may reconsider the appropriateness of classifications of debt securities in the following categories: held to maturity, available for sale, and trading. Companies may need to reallocate security holdings in light of the new accounting requirements. Therefore, at the date of adoption of SFAS No. 133, an entity may transfer securities held to maturity into the available for sale category or the trading category. Such transfers from the held to maturity category at the date of initial adoption will not call into question a company's intent to hold other debt securities to maturity in the future. National Western has reviewed its current classification of securities and made the decision to transfer $294 million of debt securities at amortized cost from securities held to maturity to securities available for sale. The net unrealized holding losses on the transferred securities totaled $5.1 million, after effects of deferred taxes and deferred policy acquisition costs. This adjustment will be reflected in the Company's financial statements in other comprehensive income as a cumulative effect of a change in accounting principle as of January 1, 2001.

The Company also made the determination to transfer debt securities with fair values totaling $112 million from securities available for sale to securities held to maturity as of January 1, 2001. The transfers were recorded at fair values, and the unrealized holding loss totaling $647,000 at the date of transfer will continue to be reported in accumulated other comprehensive income or loss but will be amortized to interest income over the remaining life of the security. The unrealized loss is net of effects of deferred taxes and deferred policy acquisition costs. The transfer of securities from available for sale to held to maturity will have no effect on the net earnings of the Company.


(4) REINSURANCE

The Company is party to several reinsurance agreements. The Company's general policy is to reinsure that portion of any risk in excess of $200,000 on the life of any one individual. Total life insurance in force was $9.71 billion and $9.75 billion at December 31, 2000 and 1999, respectively. Of these amounts, life insurance in force totaling $1.82 billion and $1.68 billion was ceded to reinsurance companies, primarily on a yearly renewable term basis, at December 31, 2000 and 1999, respectively. In accordance with the reinsurance contracts, reinsurance receivables including amounts related to claims incurred but not reported and liabilities for future policy benefits totaled $6,486,000 and $2,473,000 at December 31, 2000 and 1999, respectively.
Premium revenues were reduced by $8,512,000, $7,904,000, and $7,245,000 for reinsurance premiums incurred during 2000, 1999, and 1998, respectively. Benefit expenses were reduced by $10,942,000, $3,350,000, and $3,013,000 for reinsurance recoveries during 2000, 1999, and 1998, respectively. A liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to meet their obligations under the existing agreements.


(5) FEDERAL INCOME TAXES

Total Federal income taxes for 2000, 1999, and 1998 were allocated as follows:


                                              Years Ended December 31,
                                          2000         1999         1998
                                                   (In thousands)


Taxes on earnings from
continuing operations:
    Current                          $     20,036       23,622       22,128
    Deferred                               (6,025)       6,966       (4,781)

Taxes on earnings from
continuing operations                      14,011       30,588       17,347
Taxes on components of
stockholders' equity:
    Net unrealized gains
    and losses on securities
    available for sale                     (2,622)     (12,068)       1,196
    Foreign currency
    translation adjustments                   412          115           80

Total Federal income taxes           $     11,801       18,635       18,623


The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate to earnings before Federal income taxes. The reasons for the differences and the corresponding tax effects are as follows:


                                              Years Ended December 31,
                                          2000         1999         1998
                                                   (In thousands)


Income tax expense at
statutory rate                       $     14,893       31,435       23,228
Tax-exempt income                          (1,287)      (1,096)        (931)
Amortization of life
interest in the
Libbie Shearn Moody Trust                     103          102          101
Non-deductible travel
and entertainment                             103           92          108
Tax benefits from
discontinued operations                        -            -        (4,944)
Other                                         199           55         (215)

Taxes on earnings from
continuing operations                $     14,011       30,588       17,347


There were no deferred taxes attributable to enacted tax rate changes for the years ended December 31, 2000, 1999, and 1998.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999, are presented below:


                                                          December 31,
                                                       2000          1999
                                                         (In thousands)


Deferred tax assets:
    Future policy benefits, excess of financial
    accounting liabilities over tax liabilities   $     110,029       105,802
    Debt securities writedowns for financial
    accounting purposes                                   6,357         1,541
    Mortgage loans, principally due to valuation
    allowances for financial accounting purposes          1,132         1,247
    Real estate, principally due to writedowns
    for financial accounting purposes                     2,049         1,424
    Accrued and unearned investment income
    recognized for tax purposes and deferred for
    financial accounting purposes                         1,233           768
    Accrued operating expenses recorded
    for financial accounting purposes not
    currently tax deductible                              1,920         1,724
    Net operating loss carryforward                        -              153
    Net unrealized losses on securities
    available for sale                                    6,074         3,452
    Other                                                   660           293

Total gross deferred tax assets                         129,454       116,404
Less valuation allowance                                   -             -

Net deferred tax assets                                 129,454       116,404

Deferred tax liabilities:
    Deferred policy acquisition costs, principally
    expensed for tax purposes                          (115,895)     (112,563)
    Securities, principally due to deferred
    market discount for tax                              (7,168)       (6,081)
    Real estate, principally due to
    differences in tax and
    financial accounting for depreciation                  (861)         (874)
    Foreign currency translation adjustment              (1,945)       (1,533)
    Other                                                    (9)          (12)

Total gross deferred tax liabilities                   (125,878)     (121,063)

Net deferred tax assets (liabilities)             $       3,576        (4,659)


There was no valuation allowance for deferred tax assets at December 31, 2000 and 1999. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Prior to the Tax Reform Act of 1984 (1984 Act), a portion of a life insurance company's income was not subject to tax until it was distributed to stockholders, at which time it was taxed at the regular corporate tax rate.
In accordance with the 1984 Act, this income, referred to as policyholders' surplus, would not increase, yet any amounts distributed would be taxable at the regular corporate rate. The balance of this account as of December 31, 2000, is approximately $2,446,000. No provision for income taxes has been made on this untaxed income, as management is of the opinion that no distribution to stockholders will be made from policyholders' surplus in the foreseeable future. Should the balance in the policyholders' surplus account at December 31, 2000, become taxable, the Federal income taxes computed at present rates would be approximately $856,000.

The Company files a consolidated Federal income tax return with its subsidiaries. Allocation of the consolidated tax liability is based on separate return calculations pursuant to the "wait-and-see" method as described in sections 1.1552-1(a)(1) and 1.1502-33(d)(2) of the current Treasury Regulations. Under this method, consolidated group members are not given current credit for net losses until future net taxable income is generated to realize such credits. In accordance with this consolidated tax sharing agreement, tax benefits resulting from discontinued brokerage operation losses totaling $4,944,000 in 1998 were included in earnings from continuing operations.


(6) TRANSACTIONS WITH CONTROLLING STOCKHOLDER AND AFFILIATES

(A) Life Interest in Libbie Shearn Moody Trust

The Company's wholly owned subidiary, NWL Services, Inc., is the beneficial owner of a life interest (1/8 share) in the trust estate of Libbie Shearn Moody (the Trust) which was previously owned by Mr. Robert L. Moody, Chairman of the Board of Directors of the Company. The Company has issued term insurance policies on the life of Mr. Robert L. Moody which are reinsured through agreements with unaffiliated insurance companies. NWL Services, Inc., is the beneficiary of these policies for an amount equal to the statutory admitted value of the Trust, which was $12,775,000 at December 31, 2000. The excess of $27,000,000 face amount of the reinsured policies over the statutory admitted value of the Trust has been assigned to Mr. Robert L. Moody. The recorded net asset values in the accompanying consolidated financial statements for the life interest in the Trust are as follows:


                                                      December 31,
                                                   2000          1999
                                                     (In thousands)


Original valuation of life interest
at February 26, 1960                         $      13,793        13,793
Less accumulated amortization                      (10,032)       (9,737)

Carrying basis at year end                   $       3,761         4,056


Income from the Trust and related expenses reflected in the accompanying consolidated statements of earnings are summarized as follows:

                                             Years Ended December 31,
                                         2000         1999         1998
                                                  (In thousands)


Income distributions                $      3,643        3,595        3,451
Deduct:
    Amortization                            (295)        (291)        (289)
    Reinsurance premiums                    (389)        (340)        (300)

Net income from life
interest in the Trust               $      2,959        2,964        2,862


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


(7) PENSION PLANS

(A) Defined Benefit Plans

The Company has a qualified defined benefit pension plan covering substantially all full-time employees. The plan provides benefits based on the participants' years of service and compensation. The Company makes annual contributions to the plan that comply with the minimum funding provisions of the Employee Retirement Income Security Act. A detail of plan disclosures is provided below:

The following summarizes the changes in benefit obligations for the years ended:


                                                   December 31,
                                          2000         1999         1998
                                                   (In thousands)


Benefit obligations at
beginning of year                    $      9,950       10,291        9,408
Service cost                                  357          414          363
Interest cost                                 738          717          647
Actuarial (gain) loss                         140         (812)         386
Benefits paid                                (599)        (660)        (513)

Benefit obligations at end of year   $     10,586        9,950       10,291


The following summarizes the changes in the fair value of plan assets, primarily consisting of equity and fixed income securities, for the years ended:


                                                   December 31,
                                          2000         1999         1998
                                                   (In thousands)


Fair value of plan assets
at beginning of year                 $     10,839       10,301        9,265
Actual return on plan assets                   28        1,198        1,549
Benefits paid                                (599)        (660)        (513)

Fair value of plan assets
at end of year                       $     10,268       10,839       10,301


The following sets forth the plan's funded status and the related amounts recognized in the Company's financial statements as of:

                                                    December 31,
                                           2000         1999         1998
                                                    (In thousands)


Funded status                        $       (318)         889           10
Unrecognized net actuarial
(gain) loss                                   564         (340)         964
Unrecognized transition assets                (44)         (99)        (154)
Unrecognized prior service cost               (86)        (116)        (146)

Prepaid benefit cost                 $        116          334          674


The following are the weighted-average assumptions as of:


                                              December 31,
                                       2000        1999       1998


Discount rate                             7.50 %      7.75 %     6.75 %
Expected return on plan assets            7.50        7.50       7.50
Rate of compensation increase             4.50        4.50       4.50


Net periodic benefit costs include the following components:


                                             Years Ended December 31,
                                          2000         1999         1998
                                                   (In thousands)


Service cost                         $        357          414          363
Interest cost                                 738          717          647
Expected return on plan assets               (792)        (730)        (674)
Amortization of unrecognized
 transition assets                            (55)         (55)         (55)
Amortization of prior service cost            (30)         (30)         (30)
Recognized net actuarial loss                 -             24           50

Net periodic benefit cost            $        218          340          301


The Company also sponsors a nonqualified defined benefit plan primarily for senior officers. The plan provides benefits based on the participants' years of service and compensation. During 1998 the Company transferred the pension obligations and administrative responsibilities of the plan to a pension administration firm. Upon transfer, the Company paid $4,880,000 to cover current and future liabilities and administration of the plan. Pension expense for 1998, up to the time of transfer, was $324,000. The financial effects of the transaction resulted in additional pension expense during 1998 totaling $2,543,000, as the amount paid upon transfer exceeded the pension liabilities recorded for financial statement purposes.

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

(B) Defined Contribution Plans

In addition to the defined benefit plans, the Company has a qualified 401(k) plan for substantially all full-time employees and a nonqualified deferred compensation plan primarily for senior officers. The Company makes annual contributions to the 401(k) plan of two percent of each employee's compensation. Additional Company matching contributions of up to two percent of each employee's compensation are also made each year based on the employee's personal level of salary deferrals to the plan. All Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2000, 1999, and 1998, Company contributions totaled $307,000, $272,000, and $270,000, respectively.

The nonqualified deferred compensation plan was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional Company contributions. Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2000, 1999, and 1998, Company contributions totaled $74,000, $79,000, and $60,000, respectively.


(8) SHORT-TERM BORROWINGS

The Company has available a $60 million bank line of credit primarily for cash management purposes relating to investment transactions. The Company is required to maintain a collateral security deposit in trust with the bank equal to 120% of any outstanding liability. The Company had no outstanding liabilities or collateral security deposits with the bank at December 31, 2000
and 1999.   The weighted average interest rates on borrowings for the years ended December 31, 2000 and 1999 were 7.57% and 5.88%, respectively. The Company had no borrowings on the line of credit during 1998. Interest expense for 2000 and 1999 totaled $319,000 and $55,000, respectively.


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

On March 28, 1994, the Community College District No. 508, County of Cook and State of Illinois (The City Colleges) filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against National Western Life Insurance Company (the Company or National Western) and subsidiaries of The Westcap Corporation (Westcap), a wholly owned subsidiary of the Company. The suit sought rescission of securities purchase transactions by The City Colleges from Westcap between September 9, 1993, and November 3, 1993, alleged compensatory damages, punitive damages, injunctive relief, declaratory relief, fees, and costs. National Western was named as a "controlling person" of the Westcap defendants. In the meantime, Westcap filed Chapter 11 bankruptcy, and The City Colleges filed a claim in the bankruptcy court against Westcap. The claim was tried before the bankruptcy court, and in September, 1997, a $56,173,000 judgment was entered against Westcap favorable to The City Colleges. Westcap appealed this decision to the United States District Court for the Southern District of Texas (Houston Division). On July 24, 1998, the District Court affirmed the orders of the bankruptcy court with respect to their underlying conclusion that Westcap was liable to The City Colleges under the Texas Securities Act, but the Court vacated the orders and remanded them to the bankruptcy court to determine the correct amount of damages in a manner consistent with the Court's opinion and the Texas Securities Act. The bankruptcy court on November 16, 1998, entered an order allowing a claim of The City Colleges against the Westcap estate of $51,738,868. Westcap appealed the bankruptcy court's and District Court's judgment to the United States Court of Appeals for the Fifth Circuit, New Orleans, Louisiana. Westcap prevailed in this appeal in an October 13, 2000, decision by the Appellate Court which reversed the $51,738,868 judgment entered in 1998 by the District Court and the bankruptcy court in favor of The City Colleges. The Appellate Court ruled in favor of Westcap and determined that there had been no violations by Westcap of the Texas securities laws. The Appellate Court remanded the case to the District Court for entry of a new judgment in favor of Westcap, which judgment was entered by the District Court on February 28, 2001, for Westcap. The City Colleges filed a motion for rehearing en banc with the Fifth Circuit Court of Appeals which was denied. The City Colleges filed an application for writ of certiorari with the United States Supreme Court which was denied in late February, 2001, because it was filed too late. The City Colleges filed with the Supreme Court a motion to extend the time for filing its application for writ of certiorari, which motion was denied March 26, 2001.

The above described favorable ruling does not affect the current consolidated financial statements of National Western Life Insurance Company as no liability had been previously accrued by National Western for the Bankruptcy/ District Court judgments against Westcap. However, in view of the Court of Appeals decision and the new judgment entered by the District Court, National Western will be entitled to recover a portion of the settlement of the Westcap bankruptcy, but not to exceed $600,000. The Company anticipates the recovery amount will be determined and paid during 2001 and will be reflected in the Company's consolidated financial statements at such time.

While Westcap is a wholly owned subsidiary of the Company, the Company is not a party to the bankruptcy or the initial judgments against Westcap by the bankruptcy court and the United States District Court. The lawsuit of The City Colleges directly against National Western was stayed in September, 1994, pending resolution of The City Colleges' claim against Westcap. Following the initial judgment against Westcap in the bankruptcy court, on December 2, 1997, the stay was lifted by the United States District Court in Illinois, and The City Colleges filed an amended complaint seeking to hold the Company liable for the claim allowed in the bankruptcy court against Westcap under the "control person" provision of the Texas Securities Act. The suit seeks
approximately  $56  million  plus  fees  and  costs.    The  Company  filed
jurisdictional and venue motions to have the case transferred to the United States District Court for the Western District of Texas, which motions were agreed to by the Plaintiff, and the case is now pending in the United States District Court for the Western District of Texas, where the parties have engaged in discovery activities. The case has been awaiting the final outcome of the Westcap bankruptcy discussed above. However, based on the decision of the Fifth Circuit Court of Appeals and the denial of appeal by the United States Supreme Court, the Company has now filed with the United States District Court for the Western District of Texas a motion for summary judgment and dismissal of the lawsuit. Regardless of the outcome of the motion for summary judgment, the Company believes it has reasonable and adequate defenses to the suit. Although the alleged damages, if sustained, would be material to the Company's consolidated financial statements, a reasonable estimate of any actual losses which may result from the suit cannot be made at this time. Accordingly, no provision for any liability relating to this suit has been recognized in National Western's consolidated financial statements.

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

National Western proceeded with notification of class members and preliminary administration of the claims process during late 1998 and January, 1999. Costs for this process totaling $250,000 were accrued as other operating expenses as of December 31, 1998, in the accompanying consolidated financial statements. On January 20, 1999, the Court held a "fairness hearing" and approved the Settlement Agreement. As a result, National Western also accrued the estimated $5,000,000 settlement as other operating expenses as of December 31, 1998. The actual settlement payments totaling $5,000,000 were made during 1999.

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

The Company had commitments to extend credit relating to mortgage loans totaling $2,405,000 at December 31, 2000. Commitments to extend credit are legally binding agreements to lend to a customer that generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments do not necessarily represent future liquidity requirements, as some could expire without being drawn upon. The Company evaluates each customer's creditworthiness on a case-by-case basis.

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

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations. The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities. As of December 31, 2000 and 1999, liabilities for guaranty association assessments totaled $3,100,000 and $3,250,000, respectively. Additionally, guaranty association assessment expenses were significantly lower in 1999 and 1998. The reductions are due to changes in estimated liabilities, changes in estimated recoverable capitalized assessments, and assessment refunds received from states during 1999 and 1998. Other operating expenses related to state guaranty association assessments totaled $612,000 and $104,000 for the years ended December 31, 2000 and 1999, respectively. The previously described changes and refunds resulted in a net credit in other operating expenses for guaranty association assessments totaling $365,000 for 1998.


(D) Leases

The Company leases its executive office building and various computer and other office related equipment. Rental expenses for these leases for the years ended December 31, 2000, 1999, and 1998 were $1,053,000, $920,000, and
$745,000, respectively.

Total annual lease obligations as of December 31, 2000, are as follows (in thousands):



2001                             $   1,099
2002                                 1,121
2003                                   956
2004                                   592
2005                                   612
2006 and thereafter                  2,766

Total                            $   7,146



(10) STOCKHOLDERS' EQUITY

(A) Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below:


                                             Years Ended December 31,
                                          2000           1999       1998
                                                  (In thousands)


Common stock shares outstanding:
   Shares outstanding at
   beginning of year                        3,501        3,498       3,492
   Shares exercised under
   stock option plan                            3            3           6

Shares outstanding at end of year           3,504        3,501       3,498


(B)  Dividend Restrictions

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The restrictions are based on statutory earnings and surplus levels of the Company. The maximum dividend payment which may be made without
prior approval in 2001 is $41,925,000.   The Company has never paid cash
dividends on its common stock, as it follows a policy of retaining any earnings in order to finance the development of business and to meet regulatory requirements for capital.

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

The Committee approved the issuance of nonqualified stock options to selected officers of the Company during 1998 totaling 48,500. Additionally, during 1998 the Committee granted 10,000 nonqualified, nondiscretionary stock options to Company directors. No nonqualified stock options were issued in 2000 and 1999. The directors' stock options vest 20% annually following one full year of service to the Company from the date of grant. The officers' stock options vest 20% annually following three full years of service to the Company from the date of grant. The exercise prices of the stock options were set at the fair market values of the common stock on the dates of grant. A summary of shares available for grant and stock option activity is detailed below:


                                                    Options Outstanding
                                    Shares                      Weighted-
                                   Available                      Average
                                   For Grant      Shares      Exercise Price


Balance at December 31, 1997         185,700      113,900     $        54.92
Stock Options:
    Granted                          (58,500)      58,500             106.47
    Exercised                           -          (6,390)             38.13
    Forfeited                            250         (250)            105.25

Balance at December 31, 1998         127,450      165,760              73.68
Stock Options:
    Exercised                           -          (2,600)             50.40
    Forfeited                          1,000       (1,000)            105.25

Balance at December 31, 1999         128,450      162,160              73.86
Stock Options:
    Exercised                           -          (3,500)             42.73
    Forfeited                          6,450       (6,450)             82.67

Balance at December 31, 2000         134,900      152,210     $        74.20


Vested and exercisable options at December 31, 2000, 1999, and 1998 totaled 47,150, 26,170, and 7,910, respectively. The weighted-average exercise price for these options was $55.23, $49.92, and $38.13 at December 31, 2000, 1999,
and 1998, respectively.

The following table summarizes information about stock options outstanding at December 31, 2000.


                                       Options Outstanding
                                                    Weighted-
                                                     Average
                                      Number       Remaining      Options
                                   Outstanding        Life      Exercisable


Exercise prices:
$   38.13                                47,210       4.4 years       27,210
    65.00                                30,400       5.3 years       11,920
    85.13                                20,100       6.3 years        4,020
   105.25                                44,500       7.3 years         -
   112.38                                10,000       7.5 years        4,000

Totals                                  152,210                       47,150


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


                                            Years Ended December 31,
                                       2000          1999          1998
                                    (In thousands except per share amounts)


Net earnings:
   As reported                   $       28,540       59,225        34,893
   Pro forma                     $       28,060       58,542        34,241

Basic earnings per share:
   As reported                   $         8.15        16.92          9.98
   Pro forma                     $         8.01        16.73          9.80

Diluted earnings per share:
   As reported                   $         8.11        16.78          9.87
   Pro forma                     $         7.97        16.59          9.69


The fair value of the options used in estimating the pro forma amounts above were estimated on the date of grant using an option pricing model with the weighted-average assumptions as detailed below for the year ended December 31, 1998. No options were granted for the years ended December 31, 2000 and 1999.




Risk-free interest rates                         5.1%
Dividend yields                                  -
Volatility factors                              29.0%
Weighted-average expected life                7 years
Weighted-average fair value per share          $44.29



(11) EARNINGS PER SHARE

Earnings per share amounts for the Company are presented using two different computations. Basic earnings per share excludes dilutive effects of certain securities or contracts, such as stock options, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table sets forth the computations of basic and diluted earnings per share:


                                                Years Ended December 31,
                                               2000        1999       1998
                                       (In thousands except per share amounts)


Numerator for basic and diluted
earnings per share:
   Earnings from continuing operations
   available to common stockholders
   before and after assumed conversions   $     28,540    59,225     49,018

Denominator:
   Basic earnings per share -
   weighted-average shares                       3,502     3,500      3,495

   Effect of dilutive stock options                 19        29         40

   Diluted earnings per share -
   adjusted weighted-average shares
   for assumed conversions                       3,521     3,529      3,535

Basic earnings per share                  $       8.15     16.92      14.02

Diluted earnings per share                $       8.11     16.78      13.87



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

SFAS No. 130 affects the Company's reporting presentation of certain items such as foreign currency translation adjustments and unrealized gains and losses on investment securities. These items are reflected as components of other comprehensive income, as reported in the accompanying consolidated financial statements. Components of other comprehensive income and related taxes are provided below for 2000, 1999, and 1998.



                                         Amounts                    Amounts
                                         Before       (Taxes)       Net of
                                          Taxes       Benefits       Taxes
                                                   (In thousands)

2000:
Unrealized gains (losses) on
securities, net of effects
of deferred policy acquisition
costs of $12,891:
    Unrealized holding
    gains (losses)
    arising during period            $        (87)          30          (57)
    Reclassification adjustment
    for (gains) losses included
    in net earnings                         10,475       (3,666)       6,809
    Amortization of net
    unrealized gains related
    to transferred securities                 (894)         313         (581)
    Unrealized losses on
    securities transferred
    during period from
    held to maturity
    to available for sale                 (16,986)       5,945      (11,041)

    Net unrealized gains
   (losses) on securities                  (7,492)       2,622       (4,870)

Foreign currency
translation adjustments                     1,177         (412)         765

Other comprehensive loss             $     (6,315)       2,210       (4,105)



                                         Amounts                    Amounts
                                         Before       (Taxes)       Net of
                                          Taxes       Benefits       Taxes
                                                   (In thousands)


1999:
Unrealized gains (losses) on
securities, net of effects
of deferred policy acquisition
costs of $28,883:
    Unrealized holding gains
    (losses) arising
    during period                    $    (30,847)      10,796      (20,051)
    Reclassification adjustment
    for (gains) losses included
    in net earnings                        (3,248)       1,137       (2,111)
    Amortization of net
    unrealized gains related
    to transferred securities                (385)         135         (250)

    Net unrealized gains
    (losses) on securities                (34,480)      12,068      (22,412)

Foreign currency
translation adjustments                       327         (115)         212

Other comprehensive loss             $    (34,153)      11,953      (22,200)

1998:
Unrealized gains (losses) on
securities, net of effects
of deferred policy acquisition
costs of $1,024:
    Unrealized holding gains
    (losses) arising
    during period                    $      5,100       (1,785)       3,315
    Reclassification adjustment
    for (gains) losses included
    in net earnings                          (893)         312         (581)
    Amortization of net
    unrealized gains related
    to transferred securities                (793)         277         (516)

   Net unrealized gains
   (losses) on securities                   3,414       (1,196)       2,218

Foreign currency
translation adjustments                       228          (80)         148

Other comprehensive income           $      3,642       (1,276)       2,366



(13) UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations for 2000 are summarized as follows:


                                 First     Second     Third     Fourth
                                Quarter    Quarter    Quarter   Quarter
                                 (In thousands except per share data)


2000:
Revenues                     $   80,550     71,406     78,594     62,165

Net earnings (loss)          $   12,333      7,593      9,006       (392)

Basic earnings per share:
Net earnings (loss)          $     3.52       2.17       2.57      (0.11)

Diluted earnings per share:
Net earnings (loss)          $     3.51       2.16       2.56      (0.11)


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


The fourth quarter net earnings for 2000 and 1999 reflect the following significant items:

The Company recorded a net loss totaling $392,000 for the quarter ended December 31, 2000, compared to net earnings of $20,338,000 for the fourth quarter of 1999. The significant decrease in comparative earnings is due to realized losses on investments and lower earnings on the Company's equity-
indexed  annuity  business.    The  Company  recorded  realized  losses  on
investments, net of taxes, totaling $8,259,000 and $903,000 for the quarters ended December 31, 2000 and 1999, respectively. The majority of the fourth quarter 2000 losses were due to other than temporary impairment writedowns for two debt securities. Additionally, approximately $3.1 million of the fourth quarter 2000 losses were from sales of investments in debt securities.

Earnings for the 2000 fourth quarter were also affected by the Company's equity-indexed annuity business. These annuities combine features associated with traditional fixed annuities, such as guaranteed minimum interest rates, with the option to have interest rates linked in part to an equity index, the S&P 500 Index. To offset the potential higher returns required to be paid on these products, the Company purchases index options in addition to traditional debt security investments. Index options, which are recorded at market value each reporting period, act as hedges to match closely the returns based on the S&P 500 Index.

The Company's fourth quarter 2000 earnings were significantly impacted due to deteriorating stock market conditions during the quarter. Because of the large decline in the S&P 500 Index during the fourth quarter of 2000, the Company recorded significant decreases in investment income resulting from realized and unrealized losses on index options. The S&P 500 Index decline also resulted in lower interest credited to equity-indexed annuity contracts. However, primarily because of policy liabilities related to minimum guaranteed interest rates, the reduction in annuity contract interest expense was much less than the decline in investment income. The combination of these results produced lower earnings for the fourth quarter of 2000.

A very similar scenario occurred with the Company's equity-indexed annuity business during the third quarter of 1999, also resulting in lower earnings. However, during the fourth quarter of 1999, the S&P 500 Index increased significantly, reversing its poor performance of the previous quarter. This resulted in significantly higher earnings for the 1999 fourth quarter, as investment income from index options increased significantly and the policy liabilities related to minimum guaranteed interest rates were less of a factor. As a result, a significant portion of the effects from the minimum guaranteed interest rates in the policy liability reserves were reversed, thereby increasing fourth quarter 1999 earnings substantially.


(14) SEGMENT AND OTHER OPERATING INFORMATION

(A)  Operating Segment Information

In years prior to 1998, the Company reported two industry segments, life insurance operations and brokerage operations. For the year ended December 31, 1998, the Company implemented Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information," and redefined its reportable operating segments as domestic life
insurance,  international  life  insurance,  and  annuities.    The  Company's
segments are organized based on product types and geographic marketing areas.

A summary of segment information, prepared in accordance with SFAS No. 131, is provided below:


Selected Segment Information:
                    Domestic International
                      Life        Life                    All
                    Insurance  Insurance   Annuities    Others      Totals
                                         (In thousands)


2000:
Selected Balance
Sheet Items:
Deferred policy
 acquisition
 costs            $   73,933      75,796     244,469         -       394,198
Total segment
 assets              402,840     387,979   2,834,344      47,684   3,672,847
Future policy
 benefits            319,631     299,213   2,520,403         -     3,139,247
Other
 policyholder
 liabilities           9,508      10,878      13,254         -        33,640

Condensed Income
Statements:
Premiums and
 contract
 revenues         $   23,864      43,665      32,828         -       100,357
Net investment
 income               26,295      22,864     156,014       5,481     210,654
Other income              30          44         317         555         946
 Total
 revenues             50,189      66,573     189,159       6,036     311,957
Policy benefits       17,299      17,548         231         -        35,078
Amortization of
 deferred
 policy
 acquisition
 costs                 4,305      15,413      28,230         -        47,948
Universal life
 and investment
 annuity contract
 interest             10,183      15,148     112,380         -       137,711
Other operating
 expenses              9,183       8,349      10,593       1,302      29,427
Federal income
 taxes                 3,095       3,396      12,666       1,588      20,745
 Total
 expenses             44,065      59,854     164,100       2,890     270,909
Segment earnings  $    6,124       6,719      25,059       3,146      41,048


1999:
Selected Balance
Sheet Items:
Deferred policy
 acquisition
 costs            $   73,519      74,928     221,218        -        369,665
Total segment
 assets              404,234     380,154   2,844,465      39,247   3,668,100
Future policy
 benefits            319,862     295,225   2,532,993        -      3,148,080
Other
 policyholder
 liabilities          10,045       5,754       8,304        -         24,103

Condensed Income
 Statements:
Premiums and
 contract
 revenues         $   24,668      43,018      27,392        -         95,078
Net investment
 income               25,054      21,692     191,328       4,906     242,980
Other income              40          41       8,863        -          8,944
  Total
  revenues            49,762      64,751     227,583       4,906     347,002
Policy benefits       15,547      16,451         458        -         32,456
Amortization
 of deferred
 policy
 acquisition
 costs                 3,387      14,647      21,114        -         39,148
Universal life
 and investment
 annuity
 contract
 interest              9,826      13,923     138,553        -        162,302
Other operating
 expenses              8,563       9,429       9,772        -         27,764
Federal income
 taxes                 4,230       3,503      19,618       1,668      29,019
  Total
  expenses            41,553      57,953     189,515       1,668     290,689
Segment earnings  $    8,209       6,798      38,068       3,238      56,313



                    Domestic International
                      Life        Life                    All
                    Insurance  Insurance   Annuities    Others      Totals
                                       (In thousands)


1998:
Selected Balance
Sheet Items:
Deferred policy
 acquisition
 costs            $   68,034      70,710     175,749        -        314,493
Total segment
 assets              412,538     373,201   2,692,330      19,285   3,497,354
Future policy
 benefits            323,975     284,428   2,371,075        -      2,979,478
Other
 policyholder
 liabilities          10,404       6,219       7,332        -         23,955

Condensed Income
 Statements:
Premiums and
 contract
   revenues       $   24,296      40,606      31,432        -         96,334
Net investment
 income               26,211      21,940     182,347       3,346     233,844
Other income             750          32         270        -          1,052
  Total
  revenues            51,257      62,578     214,049       3,346     331,230
Policy benefits       17,932      14,112         397        -         32,441
Amortization of
 deferred
 policy
 acquisition
 costs                 2,954      15,836      21,625        -         40,415
Universal life
 and investment
 annuity
 contract
 interest              9,963      13,432     135,494        -        158,889
Other operating
 expenses             10,786       9,573      15,145        -         35,504
Federal income
 taxes                 3,227       3,228      13,880       1,122      21,457
  Total
  expenses            44,862      56,181     186,541       1,122     288,706
Segment earnings  $    6,395       6,397      27,508       2,224      42,524


Reconciliations of segment information to the Company's consolidated financial statements are provided below:


                                              Years Ended December 31,
                                          2000         1999         1998
                                                   (In thousands)


Premiums and Other Revenue:
Premiums and contract revenues       $    100,357       95,078       96,334
Net investment income                     210,654      242,980      233,844
Other income                                  946        8,944        1,052
Realized gains (losses) on
investments                               (19,242)       4,481        2,384

Total consolidated premiums
and other revenue                    $    292,715      351,483      333,614



                                              Years Ended December 31,
                                          2000         1999         1998
                                                   (In thousands)


Federal Income Taxes:
Total segment Federal income taxes   $     20,745       29,019       21,457
Taxes on realized gains
(losses) on investments                    (6,734)       1,569          834
Tax benefits from
discontinued operations                       -           -          (4,944)

Total taxes on earnings
from continuing operations           $     14,011       30,588       17,347



                                              Years Ended December 31,
                                          2000         1999         1998
                                                   (In thousands)


Net Earnings:
Total segment earnings               $     41,048       56,313       42,524
Realized gains (losses)
on investments,
net of taxes                              (12,508)       2,912        1,550
Losses from discontinued operations           -           -         (14,125)
Tax benefits from
discontinued operations                       -           -           4,944

Total consolidated net earnings      $     28,540       59,225       34,893



                                                    December 31,
                                          2000         1999         1998
                                                   (In thousands)


Assets:
Total segment assets                 $  3,672,847    3,668,100    3,497,354
Assets of discontinued operations             -           -              48
Other unallocated assets                   25,109       14,728       20,601

Total consolidated assets            $  3,697,956    3,682,828    3,518,003


(B)  Geographic Information

A significant portion of the Company's premiums and contract revenues are from countries other than the United States. Premiums and contract revenues detailed by country are provided below:


                                              Years Ended December 31,
                                          2000         1999         1998
                                                   (In thousands)


United States                        $     57,649       52,732       56,341
Argentina                                   8,460        8,761        9,052
Peru                                        7,891        8,201        8,293
Chile                                       7,142        6,892        6,227
Haiti                                       6,151        5,543        4,941
Columbia                                    3,932        3,888        3,612
Other foreign countries                    17,644       16,965       15,113

Revenues, excluding
reinsurance premiums                      108,869      102,982      103,579
Reinsurance premiums                       (8,512)      (7,904)      (7,245)

Total premiums and contract revenues $    100,357       95,078       96,334


Premiums and contract revenues are attributed to countries based on the location of the policyholder. The Company has no significant assets, other than financial instruments, located in countries other than the United States.


(C)  Major Agency Relationships

A significant portion of the Company's premiums and deposits were sold through three marketing agencies in recent years. Combined business from these agencies accounted for approximately 30% of total direct premium revenues and universal life and investment annuity contract deposits for 2000. These same three marketing agencies accounted for 28% of total direct premiums and deposits for 1999 and 1998.


(15) FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Investment securities: Fair values for investments in debt and equity securities are based on quoted market prices, where available. For securities not actively traded, fair values are estimated using values obtained from various independent pricing services. In the cases where prices are unavailable from these sources, prices are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

Cash and short-term investments: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

Mortgage and other loans: The fair values of performing mortgage and other loans are estimated by discounting scheduled cash flows through the scheduled maturities of the loans, using interest rates currently being offered for similar loans to borrowers with similar credit ratings. Fair values for significant nonperforming loans are based on recent internal or external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

Policy loans: The fair values for policy loans are calculated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 2000 and 1999. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts. As a result, these assumptions incorporate both Company experience and mortality assumptions associated with such contracts.

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

Investment annuity and supplemental contracts: Fair values of the Company's liabilities for deferred investment annuity contracts are estimated to be the cash surrender values of each contract. The cash surrender value represents the policyholder's account balance less applicable surrender charges. The fair values of liabilities for immediate investment annuity contracts and supplemental contracts with and without life contingencies are estimated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 2000 and 1999.

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

The carrying amounts and fair values of the Company's financial instruments are as follows:

                               December 31, 2000         December 31, 1999
                               Carrying      Fair       Carrying      Fair
                               Values      Values       Values      Values
                                             (In thousands)


ASSETS
Investments in debt and
 equity securities:
   Securities held
   to maturity            $  2,116,619   2,113,286    2,151,924   2,084,494
   Securities available
   for sale                    735,110     735,110      717,948     717,948

Cash and short-term
investments                     22,665      22,665       14,010      14,010
Mortgage loans                 195,665     198,331      183,902     185,841
Policy loans                   110,956     127,382      117,309     125,679
Other loans                     17,143      16,903       15,422      15,125
Index options                    5,402       5,402       32,820      32,820
Life interest in
Libbie Shearn
Moody Trust                      3,761      12,775        4,056      12,775


LIABILITIES
Deferred investment
annuity contracts         $  2,253,160   1,952,058    2,269,445   1,973,403
Immediate investment
annuity and
supplemental contracts         245,359     243,713      240,136     234,739


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

The assets and liabilities of Westcap have been reclassified in the accompanying consolidated financial statements to separately identify them as assets and liabilities of discontinued operations. Losses from discontinued brokerage operations have also been reflected separately from continuing operations of the Company. The 1995 losses from discontinued operations resulted in the complete write-off of National Western Life Insurance Company's investment in Westcap on a consolidated basis. However, a $1,000,000 cash infusion was made to Westcap on March 18, 1997, for operational expenses incurred during its bankruptcy. This contribution was reflected as a loss from discontinued operations in 1997.

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


(17)  RELATED PARTY TRANSACTIONS

The Donner Company, 100% owned by Mr. Arthur Dummer, who is a director of National Western Life Insurance Company, was paid $84,332 in 2000 pursuant to an agreement between The Donner Company and a reinsurance intermediary relating to a reinsurance contract between the Company and certain life insurance reinsurers.

Moody Insurance Group, Inc., was paid $426,057 in commissions in 2000 pursuant to an agency contract with National Western Life Insurance Company. Moody Insurance Group, Inc. is wholly owned by Mr. Robert L. Moody, Jr. Mr. Robert
L. Moody, Jr., is an employee of the Company and the son of Mr. Robert L. Moody, who serves as a director and chief executive officer of the Company, the brother of Mr. Ross R. Moody, who serves as a director and president of the Company, and the brother of Mr. Russell S. Moody and Ms. Frances A.
Moody, who serve as directors of the Company. The commissions paid were based on premiums and deposits totaling approximately $19,218,000 from sales of National Western life insurance and annuity products by Moody Insurance Group, Inc., and Mr. Robert L. Moody Jr., in 2000. In addition, Mr. Robert L. Moody, Jr., personally received $593 in commissions in 2000 pursuant to an agency contract between himself and the Company.

Jay W. Balentine is the son-in-law of Robert L. Moody. Jay W. Balentine has a 100% ownership interest in JWB Development Corporation. Jay W. Balentine also has a 19.8% limited partner interest in Regent Management Services, Limited Partnership (a Nevada limited partnership); a 20.0% interest in RCC Management Services, Inc. (the general partner of Regent Management Services, Limited Partnership); and is also president of RCC Management Services, Inc.

On or about March 29, 2000, National Western Life Insurance Company purchased Nevada Health Development II, Limited Partnership from its partners, JWB Development Corporation (1% general partner interest), Three R Trusts
(50% limited partner interest) and Jay W. Balentine (49% limited partner interest). The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody and
Russell S. Moody are the sons of Robert L. Moody and Frances A. Moody is the daughter of Robert L. Moody). This transaction involved the purchase of a nursing home in Reno, Nevada, owned by Nevada Health Development II, Limited Partnership, and a merger into a partnership owned by corporations that are wholly owned subsidiaries of National Western. The result was that the nursing home became the sole property of a subsidiary of National Western Life Insurance Company. Further, the financing for that purchase was ultimately by a mortgage loan totaling $7,000,000 from National Western to a subsidiary, Regent Care Building, Limited Partnership (a Nevada limited partnership).

Further, as a result of that purchase, and the following merger of Nevada Health Development II, Limited Partnership, into Regent Care Building, Limited Partnership, another subsidiary of National Western, Regent Care Operations, Limited Partnership (a Nevada limited partnership), leased the nursing home building from Regent Care Building, Limited Partnership. Following that, Regent Care Operations, Limited Partnership, contracted with Regent Management Services, Limited Partnership, for the management and operations of the nursing home. Regent Management Services, Limited Partnerhsip, is owned by general partner RCC Management Services, Inc. (a Nevada corporation) and the following limited partners: Three R Trusts, Jay W. Balentine, and Rex Greebon.



             NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    SCHEDULE I
                              SUMMARY OF INVESTMENTS
                     OTHER THAN INVESTMENTS IN RELATED PARTIES
                                 December 31, 2000
                                 (In thousands)


                                                                  Balance
                                            (1)        Market      Sheet
     Type of Investment                    Cost        Value       Amount



Fixed maturity bonds:
    Securities held to maturity:
        United States government
        and government
        agencies and authorities       $     4,115        4,417       4,115
        States, municipalities, and
        political subdivisions               6,752        7,237       6,752
        Foreign governments                 51,515       53,047      51,515
        Public utilities                   345,062      348,123     345,062
        Corporate                        1,191,413    1,179,268   1,191,413
        Mortgage-backed                    411,502      420,833     411,502
        Asset-backed                       106,260      100,361     106,260
    Total securities held to maturity    2,116,619    2,113,286   2,116,619

     Securities available for sale:
         United States government
         and government
         agencies and authorities            3,257        3,277       3,277
         States, municipalities, and
         political subdivisions             15,463       15,737      15,737
         Public utilities                   46,040       46,707      46,707
         Corporate                         379,915      332,038     332,038
         Mortgage-backed                   194,513      198,894     198,894
         Asset-backed                      125,875      122,180     122,180
     Total securities available
     for sale                              765,063      718,833     718,833

Total fixed maturity bonds               2,881,682    2,832,119   2,835,452

Equity securities:
     Securities available for sale:
           Common stocks:
                  Public utilities             192          367         367
                  Banks, trust and
                  insurance companies          195        3,901       3,901
           Preferred stocks                 12,282       12,009      12,009
Total equity securities                     12,669       16,277      16,277

Index options                               26,382                     5,402
Mortgage loans (2)                         188,557                   184,342
Policy loans                               110,956                   110,956
Other long-term investments (3)             39,874                    37,386
Cash and short-term investments             22,665                    22,665
Total investments other than
investments in related parties         $ 3,282,785                 3,212,480


Notes:

(1) Bonds are shown at amortized cost, mortgage loans are shown at unpaid principal balances before allowances for possible losses of $4,215,000, and real estate is stated at cost before allowances for possible losses of $2,488,000.
(2) Mortgage loans with related parties totaling $11,323,000 have been excluded.
(3) Real estate acquired by foreclosure included in other long-term investments is as follows: cost $9,991,000; balance sheet amount $7,746,000.



              NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                     SCHEDULE V
                         VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended December 31, 2000, 1999, and 1998
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
     Description       of Period  Expenses  Reductions Transfers     Period



Valuation accounts
deducted from
applicable assets:

Allowance for
possible losses
on mortgage loans:

December 31, 2000     $    4,104        111        -          -        4,215

December 31, 1999     $    4,640       (536)       -          -        4,104

December 31, 1998     $    4,640         -         -          -        4,640


Allowance for
possible losses
on real estate:

December 31, 2000     $    2,068        420       -          -         2,488

December 31, 1999     $    2,068       -          -          -         2,068

December 31, 1998     $    2,222       -          (154)      -         2,068



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

                   NATIONAL WESTERN LIFE INSURANCE COMPANY
                                 (Registrant)


Date: March 29, 2001               /S/  Robert L. Moody
                                   By:  Robert L. Moody, Chairman of
                                        the Board, Chief Executive
                                        Officer, and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                  Title (Capacity)               Date


/S/ Robert L. Moody          Chairman of the Board,           March 29, 2001
Robert L. Moody              Chief Executive Officer, and
                             Director
                             (Principal Executive Officer)

/S/ Ross R. Moody            President, Chief Operating       March 29, 2001
Ross R. Moody                Officer, and Director

/S/ Robert L. Busby, III     Senior Vice President - Chief    March 29, 2001
Robert L. Busby, III         Administrative Officer,
                             Chief Financial
                             Officer and Treasurer
                             (Principal Financial Officer)

/S/ Vincent L. Kasch         Vice President - Controller      March 29, 2001
Vincent L. Kasch             and Assistant Treasurer
                             (Principal Accounting Officer)

/S/ Arthur O. Dummer         Director                         March 29, 2001
Arthur O. Dummer

                             Director                         March 29, 2001
Harry L. Edwards

/S/ E. Douglas McLeod        Director                         March 29, 2001
E. Douglas McLeod

/S/ Charles D. Milos         Director                         March 29, 2001
Charles D. Milos

                             Director                         March 29, 2001
Frances A. Moody

                             Director                         March 29, 2001
Russell S. Moody


/S/ Louis E. Pauls, Jr.      Director                         March 29, 2001
Louis E. Pauls, Jr.

/S/ E.J. Pederson            Director                         March 29, 2001
E.J. Pederson