Form 10-Q
period 2001-03-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2001-05-15
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ 3 ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 2-17039

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Exact name of Registrant as specified in its charter)

COLORADO	84-0467208
(State of Incorporation)	(I.R.S. Employer Identification Number)

850 EAST ANDERSON LANE
AUSTIN, TX 78752-1602	(512) 836-1010
(Address of Principal Executive Offices)	(Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [ 3 ] No [ ]

As of May 14, 2001, the number of shares of Registrant's common stock outstanding was: Class A - 3,309,237 and Class B - 200,000.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
INDEX

Part I. Financial Information:	Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
March 31, 2001 (Unaudited) and December 31, 2000

Condensed Consolidated Statements of Earnings
For the Three Months Ended March 31, 2001 and 2000 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2001 and 2000 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2001 and 2000 (Unaudited)

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2001 and 2000 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II. Other Information:

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit 11 - Computation of Earnings per Share
For the Three Months Ended March 31, 2001 and 2000 (Unaudited)

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	(Unaudited)
	March 31,	December 31,
ASSETS	2001	2000

Cash and investments:
Securities held to maturity, at amortized cost	$1,992,579	2,116,619
Securities available for sale, at fair value	930,709	735,110
Mortgage loans, net of allowances for possible
losses ($4,215 and $4,215)	192,719	195,665
Policy loans	109,388	110,956
Index options	1,536	5,402
Other long-term investments	35,564	37,386
Cash and short-term investments	9,519	22,665

Total cash and investments	3,272,014	3,223,803

Deferred policy acquisition costs	386,614	394,198
Accrued investment income	45,880	48,265
Federal income tax receivable	3,041	3,888
Deferred Federal income tax asset	-	3,576
Other assets	29,527	24,226

	$3,737,076	3,697,956

Note: The condensed consolidated balance sheet at December 31, 2000, has been derived from the audited financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	(Unaudited)
	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2001	2000

LIABILITIES:

Future policy benefits:
Traditional life and annuity products	$158,588	159,840
Universal life and investment annuity contracts	2,972,133	2,979,407
Other policyholder liabilities	35,842	33,640
Federal income taxes payable:
Current	3,410	222
Deferred	1,373	-
Other liabilities	47,957	24,741

Total liabilities	3,219,303	3,197,850

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,308,537 and
3,304,255 shares issued and outstanding in 2001 and 2000	3,309	3,304
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2001 and 2000	200	200
Additional paid-in capital	25,386	25,174
Accumulated other comprehensive loss	(1,321)	(7,671)
Retained earnings	490,199	479,099

Total stockholders' equity	517,773	500,106

	$3,737,076	3,697,956

Note: The condensed consolidated balance sheet at December 31, 2000, has been derived from the audited financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2001 and 2000
(Unaudited)
(In thousands, except per share amounts)
	2001	2000

Premiums and other revenue:
Life and annuity premiums	$2,420	2,372
Universal life and investment annuity contract revenues	21,414	20,903
Net investment income	52,407	57,740
Other income	1,095	115
Realized gains (losses) on investments	98	(580)

Total premiums and other revenue	77,434	80,550

Benefits and expenses:
Life and other policy benefits	11,846	10,092
Decrease in liabilities for future policy benefits	(1,252)	(2,482)
Amortization of deferred policy acquisition costs	11,972	10,885
Universal life and investment annuity contract interest	33,051	36,651
Other operating expenses	8,221	6,717

Total benefits and expenses	63,838	61,863

Earnings before Federal income taxes	13,596	18,687

Provision for Federal income taxes:
Current	4,248	5,325
Deferred	382	1,029

Total Federal income taxes	4,630	6,354

Earnings before cumulative effect of change in
accounting principle	8,966	12,333
Cumulative effect of change in accounting for equity-indexed
annuities, net of $1,149 of Federal income taxes	2,134	-

Net earnings	$11,100	12,333

Basic Earnings Per Share:
Earnings before cumulative effect of change in accounting principle	$2.56	3.52
Cumulative effect of change in accounting for equity-indexed annuities	0.61	-

Net earnings	$3.17	3.52

Diluted Earnings Per Share:
Earnings before cumulative effect of change in accounting principle	$2.54	3.51
Cumulative effect of change in accounting for equity-indexed annuities	0.60	-

Net earnings	$3.14	3.51

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2001 and 2000

(Unaudited)
(In thousands)
	2001	2000

Net earnings	$11,100	12,333

Other comprehensive income (loss), net of effects of
deferred policy acquisition costs and taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	11,099	(1,476)
Reclassification adjustment for gains included in net earnings	(321)	-
Amortization of net unrealized losses (gains)
related to transferred securities	415	(69)
Unrealized losses on securities transferred during period
from held to maturity to available for sale	-	(8,021)
Cumulative effect of change in accounting principle - transfers of securities from held to maturity to available for sale upon
adoption of Statement of Financial Accounting Standards No. 133	(5,148)	-

Net unrealized gains (losses) on securities	6,045	(9,566)

Foreign currency translation adjustments	305	353

Other comprehensive income (loss)	6,350	(9,213)

Comprehensive income	$17,450	3,120

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2001 and 2000
(Unaudited)
(In thousands)
	2001	2000

Common stock:
Balance at beginning of year	$3,504	3,501
Shares exercised under stock option plan	5	-

Balance at end of period	3,509	3,501

Additional paid-in capital:
Balance at beginning of year	25,174	25,028
Shares exercised under stock option plan	212	-

Balance at end of period	25,386	25,028

Accumulated other comprehensive loss:
Unrealized gains (losses) on securities:
Balance at beginning of year	(11,282)	(6,412)
Change in unrealized gains (losses) during period	6,045	(9,566)

Balance at end of period	(5,237)	(15,978)

Foreign currency translation adjustments:
Balance at beginning of year	3,611	2,846
Change in translation adjustments during period	305	353

Balance at end of period	3,916	3,199

Accumulated other comprehensive loss at end of period	(1,321)	(12,779)

Retained earnings:
Balance at beginning of year	479,099	450,559
Net earnings	11,100	12,333

Balance at end of period	490,199	462,892

Total stockholders' equity	$517,773	478,642

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2001 and 2000
(Unaudited)
(In thousands)
	2001	2000

Cash flows from operating activities:
Net earnings	$11,100	12,333
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and investment annuity contract interest	33,051	36,651
Surrender charges and other policy revenues	(9,251)	(9,838)
Realized losses (gains) on investments	(98)	580
Accrual and amortization of investment income	(1,242)	(1,012)
Depreciation and amortization	371	259
Decrease in value of index options	1,464	1,978
Increase in deferred policy acquisition costs	(657)	(5,294)
Decrease in accrued investment income	2,385	1,213
Increase in insurance receivables and other assets	(3,492)	(4,145)
Decrease in liability for future policy benefits	(1,252)	(2,482)
Increase in other policyholder liabilities	2,202	134
Increase in Federal income taxes payable	5,566	2,395
Increase in other liabilities	7,313	13,711
Cumulative effect of change in accounting for
equity-indexed annuities, before taxes	(3,283)	-
Other	(355)	(151)

Net cash provided by operating activities	43,822	46,332

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	-	-
Securities available for sale	26,739	-
Other investments	7,008	5,972
Proceeds from maturities and redemptions of:
Securities held to maturity	9,376	8,034
Securities available for sale	8,109	17,590
Purchases of:
Securities held to maturity	(58,790)	(55,481)
Securities available for sale	(22,247)	(13,971)
Other investments	(4,215)	(15,793)
Principal payments on mortgage loans	5,652	2,077
Cost of mortgage loans acquired	(2,669)	(15,681)
Decrease in policy loans	1,568	854
Other	(128)	(7,495)

Net cash used in investing activities	(29,597)	(73,894)

	(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Three Months Ended March 31, 2001 and 2000
(Unaudited)
(In thousands)
	2001	2000

Cash flows from financing activities:
Deposits to account balances for universal life
and investment annuity contracts	$76,343	98,255
Return of account balances on universal life
and investment annuity contracts	(103,931)	(93,817)
Issuance of common stock under stock option plan	217	-
Increase in short-term borrowings	-	12,000

Net cash provided by (used in) financing activities	(27,371)	16,438

Net decrease in cash and short-term investments	(13,146)	(11,124)
Cash and short-term investments at beginning of year	22,665	14,010

Cash and short-term investments at end of period	$9,519	2,886

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$74	15
Income taxes	222	4,263

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly-owned subsidiaries (the Company), The Westcap Corporation (Westcap), NWL Investments, Inc., NWL Properties, Inc., NWL 806 Main, Inc., NWL Services, Inc., and NWL Financial, Inc. All significant intercorporate transactions and accounts have been eliminated in consolidation. Certain reclassifications have been made to the prior periods to conform to the reporting categories used in 2001.

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

(2) STOCKHOLDERS' EQUITY

(A) Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below:
	Three Months Ended March 31,
	2001	2000
	(In thousands)

Common stock shares outstanding:
Shares outstanding at beginning of year	3,504	3,501
Shares exercised under stock option plan	5	-

Shares outstanding at end of period	3,509	3,501

(B) Dividends

The Company paid no cash dividends on common stock during the three months ended March 31, 2001 and 2000.

(3) SEGMENT AND OTHER OPERATING INFORMATION

The Company's reportable operating segments include domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas. A summary of segment information for the quarters ended March 31, 2001 and 2000 is provided below.
Selected Segment Information:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

March 31, 2001:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$73,265	76,675	236,674	-	386,614
Total segment assets	410,022	394,044	2,861,837	47,671	3,713,574
Future policy benefits	322,445	296,832	2,511,444	-	3,130,721
Other policyholder liabilities	9,075	12,972	13,795	-	35,842

Condensed Income Statements:
Premiums and contract
revenues	$5,790	11,238	6,806	-	23,834
Net investment income	6,392	5,629	39,745	641	52,407
Other income	7	6	51	1,031	1,095

Total revenues	12,189	16,873	46,602	1,672	77,336

Policy benefits	4,867	5,610	117	-	10,594
Amortization of deferred
policy acquisition costs	1,843	3,232	6,897	-	11,972
Universal life and investment
annuity contract interest	2,440	3,920	26,691	-	33,051
Other operating expenses	2,148	2,705	2,307	1,061	8,221
Federal income taxes	304	478	3,606	208	4,596

Total expenses	11,602	15,945	39,618	1,269	68,434

Segment earnings	$587	928	6,984	403	8,902

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

March 31, 2000:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$74,832	74,016	232,797	-	381,645
Total segment assets	407,613	376,372	2,887,321	46,999	3,718,305
Future policy benefits	321,785	292,380	2,562,541	-	3,176,706
Other policyholder liabilities	12,629	6,061	5,547	-	24,237

Condensed Income Statements:
Premiums and contract
revenues	$5,930	10,686	6,659	-	23,275
Net investment income	6,472	5,650	45,096	522	57,740
Other income	-	27	88	-	115

Total revenues	12,402	16,363	51,843	522	81,130

Policy benefits	3,893	3,650	67	-	7,610
Amortization of deferred
policy acquisition costs	1,626	3,157	6,102	-	10,885
Universal life and investment
annuity contract interest	2,222	3,930	30,499	-	36,651
Other operating expenses	2,086	1,994	2,637	-	6,717
Federal income taxes	876	1,236	4,267	178	6,557

Total expenses	10,703	13,967	43,572	178	68,420

Segment earnings	$1,699	2,396	8,271	344	12,710

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below:
	Three Months Ended March 31,
	2001	2000
	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$23,834	23,275
Net investment income	52,407	57,740
Other income	1,095	115
Realized gains (losses) on investments	98	(580)

Total consolidated premiums and other revenue	$77,434	80,550

	Three Months Ended March 31,
	2001	2000
	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$4,596	6,557
Taxes (benefits) on realized gains (losses) on investments	34	(203)
Taxes on cumulative effect of change in
accounting for equity-indexed annuities	1,149	-

Total consolidated Federal income taxes	$5,779	6,354

	Three Months Ended March 31,
	2001	2000
	(In thousands)
Net Earnings:
Total segment earnings	$8,902	12,710
Realized gains (losses) on investments,
net of taxes	64	(377)
Cumulative effect of change in accounting for
equity-indexed annuities, net of taxes	2,134	-

Total consolidated net earnings	$11,100	12,333

	March 31,
	2001	2000
	(In thousands)
Assets:
Total segment assets	$3,713,574	3,718,305
Other unallocated assets	23,502	18,999

Total consolidated assets	$3,737,076	3,737,304

(4)  CHANGES IN ACCOUNTING PRINCIPLES - DERIVATIVE INSTRUMENTS

In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement defines several designations of derivatives based on the instruments intended use and specifies the appropriate accounting treatment for changes in the fair value of the derivative based on its resulting designation. The designations of derivatives are typically referred to as fair value hedges, cash flow hedges, foreign currency hedges, or no hedging designation. If the derivative is designated in a fair value hedge, the changes in the fair value of the derivative and the hedged item will both be recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. Foreign currency hedges are further divided between fair value and cash flow hedges, and follow the respective accounting for those items. A derivative that is not designated or does not qualify as an effective hedge will be marked to fair value through earnings. The Company adopted the provisions of SFAS No. 133 on January 1, 2001, as described in detail below.

The Company currently sells equity-indexed annuities that contain an equity return component for policyholders which is an embedded derivative instrument. Equity-indexed annuities combine features associated with traditional fixed annuities, such as guaranteed minimum interest rates, with the option to have interest rates linked entirely or in part to an equity-index, such as the S&P 500 Index®. In accordance with SFAS No. 133, the equity return component of such policy contracts must be separately identified and accounted for at fair value as embedded derivatives. Changes in the fair value of the embedded derivatives are included in earnings. The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity contracts. The host contracts are accounted for as investment contracts under provisions of SFAS No. 97, which requires debt instrument type accounting. The host contracts are recorded as discounted debt instruments that are accreted, using the effective yield method, to their guaranteed account values at the projected maturity or termination dates. The cumulative effect adjustment for the implementation of SFAS No. 133 for the change in accounting for the Company's equity-indexed annuities resulted in an increase to net earnings totaling $2,134,000, net of taxes of $1,149,000. This adjustment was determined as of January 1, 2001, and was reported separately in the condensed consolidated statement of earnings for the three months ended March 31, 2001. This transition adjustment was based on the difference between (1) the previous policy liability carrying values of the Company's equity-indexed annuities and (2) the sum of the new policy liabilities for the host contracts and the fair values of the embedded derivatives. This calculation resulted in a decrease of policy liabilities as of January 1, 2001, totaling $3,283,000. Except for the cumulative effect adjustment as previously described, the effect of the change in accounting for equity-indexed annuities had no significant effect on net earnings for the quarter ended March 31, 2001. For comparative purposes, the Company also analyzed the effects of SFAS No. 133 as if it had been implemented as of January 1, 2000, and determined that there would have been no significant change to policy liabilities. Also, there would have been no significant effect on net earnings for the quarter ended March 31, 2000.

One of the more complex and challenging aspects of interpreting and implementing SFAS No. 133 was how the insurance industry was to apply the statement=s provisions to policy liabilities for equity-indexed products. The Derivatives Implementation Group (DIG) of the FASB addressed this policy liability issue, and in December, 2000, released tentative guidance for the liability calculation. The DIG guidance was not approved by FASB until its meeting on March 14, 2001. The Company has implemented a policy liability valuation method for equity-indexed annuities as of January 1, 2001, that is based on management's interpretation of the final guidance. As the Company and the insurance industry continue to implement SFAS No. 133 and interpret relevant guidance, there could be refinements in the Company's valuation method. However, the Company does not currently anticipate that significant adjustments to amounts recorded in the first quarter will result as it continues to review the final guidance and implementation of system changes to ensure compliance with the final DIG guidance.

In conjunction with the sale of equity-indexed annuities, the Company purchases index options, which are also derivative instruments, to hedge or offset the equity return component of the annuities. Although the Company uses index options for hedging type purposes, these options do not qualify as hedging instruments or for hedge accounting treatment pursuant to SFAS No. 133. Accordingly, any mark-to-market gains or losses to record the options at fair value are recognized in earnings in the period of change. Because the Company previously recorded the index options at fair value with changes in values reflected in earnings, there was no change in accounting principle or implementation effect for these derivatives upon implementation of SFAS No. 133.

As part of the implementation of SFAS No. 133, companies are permitted to reconsider the appropriateness of their classifications of debt securities in the following categories: held to maturity, available for sale, and trading. Additionally, an entity could transfer debt securities previously classified as held to maturity into the available for sale category or the trading category without calling into question the company's intent to hold other debt securities to maturity in the future. National Western reviewed its current classification of securities and made the decision to transfer debt securities with an aggregate amortized cost of $294 million from securities held to maturity to securities available for sale. The net unrealized holding losses on the transferred securities totaled $5,148,000, after the effects of deferred taxes and deferred policy acquisition costs. This adjustment was reflected in the Company's condensed consolidated financial statements in other comprehensive income as a cumulative effect of a change in accounting principle as of January 1, 2001.

As part of the Company's evaluation of its entire investment portfolio, the Company also made the determination to transfer debt securities with fair values totaling $112 million from securities available for sale to securities held to maturity as of January 1, 2001. In accordance with the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," the transfers were recorded at fair values, and the unrealized holding loss totaling $647,000 at the date of transfer continues to be reported in accumulated other comprehensive income but will be amortized over the remaining lives of the securities. The unrealized loss is net of the effects of deferred taxes and deferred policy acquisition costs. The transfer of securities from available for sale to held to maturity had no effect on the net earnings of the Company.

  LEGAL PROCEEDINGS

On March 28, 1994, the Community College District No. 508, County of Cook and State of Illinois (The City Colleges) filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against National Western Life Insurance Company (the Company or National Western) and subsidiaries of The Westcap Corporation (Westcap), a wholly owned subsidiary of the Company. The suit sought rescission of securities purchase transactions by The City Colleges from Westcap between September 9, 1993, and November 3, 1993, alleged compensatory damages, punitive damages, injunctive relief, declaratory relief, fees, and costs. National Western was named as a "controlling person" of the Westcap defendants. In the meantime, Westcap filed Chapter 11 bankruptcy, and The City Colleges filed a claim in the bankruptcy court against Westcap. The claim was tried before the bankruptcy court, and in September, 1997, a $56,173,000 judgment was entered against Westcap favorable to The City Colleges. Westcap appealed this decision to the United States District Court for the Southern District of Texas (Houston Division). On July 24, 1998, the District Court affirmed the orders of the bankruptcy court with respect to their underlying conclusion that Westcap was liable to The City Colleges under the Texas Securities Act, but the Court vacated the orders and remanded them to the bankruptcy court to determine the correct amount of damages in a manner consistent with the Court=s opinion and the Texas Securities Act. The bankruptcy court on November 16, 1998, entered an order allowing a claim of The City Colleges against the Westcap estate of $51,738,868. Westcap appealed the bankruptcy court's and District Court's judgment to the United States Court of Appeals for the Fifth Circuit, New Orleans, Louisiana. Westcap prevailed in this appeal in an October 13, 2000, decision by the Appellate Court which reversed the $51,738,868 judgment entered in 1998 by the District Court and the bankruptcy court in favor of The City Colleges. The Appellate Court ruled in favor of Westcap and determined that there had been no violations by Westcap of the Texas securities laws. The Appellate Court remanded the case to the District Court for entry of a new judgment in favor of Westcap, which judgment was entered by the District Court on February 28, 2001, for Westcap. The City Colleges filed a motion for rehearing en banc with the Fifth Circuit Court of Appeals, which was denied. The City Colleges filed an application for writ of certiorari with the United States Supreme Court which was denied in late February, 2001, because it was filed too late. The City Colleges filed with the United States Supreme Court a motion to extend the time for filing its application for writ of certiorari, which motion was denied March 26, 2001. In view of the Court of Appeals decision and the new judgment entered by the District Court, National Western will be entitled to recover a portion of the settlement of the Westcap bankruptcy, but not to exceed $600,000. The Company anticipates the recovery amount will be determined and paid during 2001 and will be reflected in the Company's condensed consolidated financial statements at such time.

While Westcap is a wholly owned subsidiary of the Company, the Company was not a party to the bankruptcy or the initial judgments against Westcap by the bankruptcy court and the United States District Court. However, the lawsuit of The City Colleges directly against National Western was stayed in September, 1994, pending resolution of The City Colleges= claim against Westcap. Following the initial judgment against Westcap in the bankruptcy court, on December 2, 1997, the stay was lifted by the United States District Court in Illinois, and The City Colleges filed an amended complaint seeking to hold the Company liable for the claim allowed in the bankruptcy court against Westcap under the "control person" provision of the Texas Securities Act. The suit sought approximately $56 million plus fees and costs. The Company filed jurisdictional and venue motions to have the case transferred to the United States District Court for the Western District of Texas, which motions were agreed to by the plaintiff. The case had been pending and awaiting the final outcome of the Westcap bankruptcy discussed above. However, based on the decision of the Fifth Circuit Court of Appeals and the denial of appeal by the United States Supreme Court, the Company filed with the United States District Court for the Western District of Texas a motion for summary judgment and dismissal of the lawsuit. On May 8, 2001, the United States District Court granted the motion for summary judgment and the case was dismissed. A separate District Court judgment also allows National Western to recover costs related to this suit from the plaintiff. Such amounts have yet to be determined. The dismissal of this suit had no effect on the accompanying condensed consolidated financial statements of National Western.

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
	Three Months Ended March 31,
	2001	2000

United States domestic products:
Investment annuities	74.5%	79.3%
Life insurance	6.7	6.4

Total domestic products	81.2	85.7

International products:
Investment annuities	2.5	2.2
Life insurance	16.3	12.1

Total international products	18.8	14.3

Total direct premiums and deposits collected	100.0%	100.0%

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

Investments in debt and equity securities are classified and reported as either securities held to maturity or securities available for sale. The Company does not maintain a portfolio of trading securities. The reporting category chosen for the Company's investment securities depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. At March 31, 2001, approximately 31.3% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

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

Securities that are not classified as held to maturity are reported as securities available for sale. These securities may be sold if market or other factors change unexpectedly after the securities were acquired. For example, opportunities arise that allow the Company to improve the performance and credit quality of the investment portfolio by replacing an existing security with an alternative security while still maintaining an appropriate matching of expected maturities of assets and liabilities. Examples of such improvements are as follows: improving the yield earned on invested assets, improving the credit quality, changing the duration of the portfolio, and selling securities in advance of anticipated calls or other prepayments. Securities available for sale are reported in the Company's financial statements at fair value. Any unrealized gains or losses resulting from changes in the fair value of the securities are reflected in accumulated other comprehensive income or loss.

While the Company has traditionally maintained approximately 25% of its total debt and equity securities in the securities available for sale category, the Company increased its allocation of available for sale securities to approximately 30% as of January 1, 2001. This increases the Company's flexibility with regard to liquidity and cash flow management as well as with reacting to changing market opportunities. As part of the implementation of Statement of Financial Accounting Standards (SFAS) No. 133, companies are permitted to reconsider the appropriateness of their classifications of debt securities in the following categories: held to maturity, available for sale, and trading. Additionally, an entity could transfer debt securities previously classified as held to maturity into the available for sale category or the trading category, without calling into question the company's intent to hold other debt securities to maturity in the future. National Western reviewed its current classification of securities and made the decision to transfer debt securities with an aggregate amortized cost of $294 million from securities held to maturity to securities available for sale. The net unrealized holding losses on the transferred securities totaled $5,148,000, after the effects of deferred taxes and deferred policy acquisition costs. This adjustment was reflected in the Company's condensed consolidated financial statements in other comprehensive income as a cumulative effect of a change in accounting principle as of January 1, 2001.

As part of the Company's evaluation of its entire investment portfolio, the Company also made the determination to transfer debt securities with fair values totaling $112 million from securities available for sale to securities held to maturity as of January 1, 2001. In accordance with the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," the transfers were recorded at fair values, and the unrealized holding loss totaling $647,000 at the date of transfer continues to be reported in accumulated other comprehensive income but will be amortized over the remaining lives of the securities. The unrealized loss is net of the effects of deferred taxes and deferred policy acquisition costs. The transfer of securities from available for sale to held to maturity had no effect on the net earnings of the Company.

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

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of March 31, 2001 and December 31, 2000. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.
	Percent of Investments
	March 31,	December 31,
	2001	2000

Debt securities	88.8%	88.0%
Mortgage loans	5.9	6.1
Policy loans	3.3	3.4
Equity securities	0.5	0.5
Real estate	0.4	0.4
Index options	0.1	0.2
Other	1.0	1.4

Totals	100.0%	100.0%

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

	Below Investment
	Grade Debt Securities
			Estimated	% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets
	(In thousands except percentages)

March 31, 2001	$128,564	97,641	94,397	3.0%

December 31, 2000	$113,018	82,764	75,700	2.6%

December 31, 1999	$73,607	70,900	63,864	2.2%

Although National Western purchases only investment grade debt securities, a growing number of companies have become more leveraged due to an environment of heightened acquisition activity and large share repurchase programs. Therefore, continued monitoring of credit quality after the purchase of a company's debt securities is crucial in order for National Western to maintain a high quality portfolio with a low percentage of below investment grade debt securities. While the Company's holdings of below investment grade debt securities remain low, these holdings have increased from $70,900,000 at December 31, 1999, to $97,641,000 at March 31, 2001. This increase is due to downgrades of investment grade debt securities as opposed to purchases of such holdings. Historically, the Company's strong credit risk management and commitment to quality has resulted in minimal defaults in the debt securities portfolio.

During the first quarter of 2001, the Company recorded an other than temporary impairment writedown totaling $400,000 related to one security, as a complete recovery of the investment is not expected given current conditons. The writedown was reflected as a realized loss for the three months ended March 31, 2001. No security writedowns were recorded in the first quarter of 2000. The Company is closely monitoring this security as well as its other below investment grade holdings. While additional losses are not currently anticipated based on the existing status and condition of these securities, continued credit deterioration of some securities is possible, which may result in further writedowns. Additionally, reductions to investment income for securities totaled $674,000 for the three months ended March 31, 2001. There were no securities in default at March 31, 2000.

Although there is loss exposure for below investment grade debt securities, the Company is firmly committed to minimizing credit risks and maintaining a high quality portfolio. This commitment is reflected in the high average credit rating of the Company's portfolio. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's (S&P®), a nationally recognized statistical rating organization (NRSRO). If securities were not rated by S&P®, the equivalent rating of another NRSRO or the National Association of Insurance Commissioners was used.
	March 31,	December 31,
	2001	2000

AAA and U.S. government	30.0%	30.0%
AA	7.9	8.4
A	31.7	31.4
BBB	27.0	27.3
BB and other below investment grade	3.4	2.9

	100.0%	100.0%

Another important part of the Company's investment philosophy is managing the cash flow stability of the portfolio. Because expected maturities of securities may differ from contractual maturities due to prepayments, extensions, and calls, the Company takes steps to manage and minimize these risks. The Company reduced its exposure to prepayment and extension risks by lowering its holdings of mortgage-backed securities. This strategy began in 1994 when mortgage-backed securities totaled 47.6% of the entire portfolio, but now total only 20.8% at March 31, 2001. The majority of this reduction has been achieved by shifting investments into corporate securities and public utilities, as these holdings have increased from 47.0% at December 31, 1994 to 68.6% at March 31, 2001. Also, most of these additions have been noncallable corporates, which help reduce prepayment and call risks. The Company has recently begun to buy mortgage-backed securities again, with small purchases in 2000 and the first quarter of 2001. However, there are no current plans to significantly increase mortgage-backed security holdings as a percentage of the total portfolio.

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

As of March 31, 2001, CMOs represent approximately 92% of the Company's mortgage-backed securities. The CMOs in the Company's portfolio have been modeled and subjected to detailed, comprehensive analysis by the Company's investment staff. The overall structure of the CMO as well as the individual tranche being considered for purchase have been evaluated to ensure that the security fits appropriately within the Company's investment philosophy and asset/liability management parameters. The Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension, and credit risks.

At March 31, 2001, the Company's debt and equity securities were classified as follows:
	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)
	(In thousands)
Securities held to maturity:
Debt securities	$2,042,072	1,992,579	49,493
Securities available for sale:
Debt securities	914,125	940,696	(26,571)
Equity securities	16,584	12,104	4,480

Totals	$2,972,781	2,945,379	27,402

As detailed above, debt securities classified as held to maturity comprise the majority of the Company's securities portfolio, while equity securities continue to be a small component of the portfolio. Unrealized gains totaling $27,402,000 on the securities portfolio at March 31, 2001, are a reflection of market conditions at quarter-end. The fair values, or market values, of fixed income debt securities generally correlate to external market interest rate conditions. Because the interest rates are fixed on almost all of the Company's debt securities, market values typically increase when market interest rates decline, and decrease when market interest rates rise. However, market values may fluctuate for other reasons, such as changing economic conditions, changes in the credit rating of the issuer, or increasing event-risk concerns. An analysis of unrealized gains and losses on the Company's securities portfolio for the quarter ended March 31, 2001, is detailed below:
			Change in
	Unrealized Gains (Losses)		Unrealized
	At	At	Gains (Losses)
	March 31,	December 31,	During 1st
	2001	2000	Quarter 2001
	(In thousands)

Securities held to maturity:
Debt securities	$49,493	(3,333)	52,826
Securities available for sale:
Debt securities	(26,571)	(46,230)	19,659
Equity securities	4,480	3,608	872

Totals	$27,402	(45,955)	73,357

Unrealized gains at March 31, 2001, reflect an increase of $73,357,000 from the unrealized loss position at year-end 2000. This increase in unrealized gains is consistent with declining market interest rates, as interest rates of the ten year U.S. Treasury bond decreased approximately 20 basis points during the quarter. However, the decrease in interest rates was rather modest in comparison to the overall gain in fair values of the Company's portfolio. Besides being attributable to the decrease in interest rates, the significant increase in unrealized gains reflects a tightening of interest rate spreads in the bond market, as well as substantial market value increases in the Company's below investment grade debt securities. Also, anticipation at quarter end of future interest rate reductions by the Federal Reserve had a positive impact on market values. The reporting classification of unrealized gains and losses between securities held to maturity and securities available for sale were also somewhat impacted by the transfer of securities between these categories on January 1, 2001, as previously described in the "Investment Philosophy" section. However, because the majority of the Company's debt securities are still classified as held to maturity, which are recorded at amortized cost, changes in market values have relatively small effects on the Company's financial statements. Also, the Company has the intent and ability to hold these securities to maturity, and it is unlikely that sales of such securities would be required which would realize market gains or losses.

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

Market risk-sensitive assets of the Company include debt securities, equity securities which are almost entirely preferred stocks, mortgage and other loans, policy loans, and index options. The Company does not maintain a securities trading portfolio. Market risk-sensitive liabilities include policy liabilities for deferred and immediate investment annuity contracts, including equity-indexed annuities, and supplemental contracts. Sensitivity analysis expresses the potential gain or loss in fair value, over a selected time period, from one or more selected hypothetical changes in interest rates which are reasonably possible in the near term. The Company performed detailed sensitivity analysis at December 31, 2000, for its interest rate-sensitive assets. Based on the recent change in market conditions in the first quarter of 2001, the changes in market values of the Company's debt securities were reasonable given the expected range of results of this analysis and the other mitigating effects as previously described above.

In addition to the securities described above, the Company invests in index options which are derivative financial instruments used to hedge the equity return component of the Company's equity-indexed annuities. The values of these options are primarily impacted by equity price risk, as the options' fair values are dependent on the performance of the S&P 500 Index®. However, increases or decreases in investment returns from these options typically are significantly offset by corresponding increases or decreases in amounts paid to equity-indexed annuity policyholders.

The Company's market risk-sensitive liabilities, which include policy liabilities for investment annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described. As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of both a 100 basis point increase and decrease in the U.S. Treasury yield curve as of December 31, 2000. A 100 basis point interest rate decline would decrease net earnings for 2001 by approximately $325,000, based on the Company's projections. A 100 basis point increase in interest rates would increase net earnings by approximately $275,000, based on the Company's projections. These estimated impacts to earnings are net of tax affects determined at a tax rate of 35% and are also net of the estimated effects of deferred policy acquisition costs.

The Company has modeled these scenarios, as a change in market interest rates could pose potential risks to the current profitability levels of this business. These movements in interest rates are also reasonably possible near-term scenarios given the current interest rate environment. In fact, interest rates have decreased during the first quarter of 2001 as previously described above, and there has been no significant direct impact to earnings which is consistent with the year-end 2000 analysis. The risks from rate changes are primarily due to changes in interest rate spreads, which are the differences between investment income earned and credited interest paid to policyholders. Also, the changes in interest rates can affect the level of surrenders and timing of cash flows related to policy liabilities.

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

Portfolio Analysis

The Company held net investments in mortgage loans totaling $192,719,000 and $195,665,000, or 5.9% and 6.1% of total invested assets, at March 31, 2001, and December 31, 2000, respectively. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

The diversification of the mortgage loan portfolio by geographic regions of the United States and by property type as of March 31, 2001, and December 31, 2000, is detailed below.
	March 31,	December 31,
Geographic Region:	2001	2000

West South Central	55.7%	57.1%
Mountain	20.1	20.0
Pacific	11.3	11.0
South Atlantic	4.7	4.6
East South Central	3.9	3.8
Other	4.3	3.5

Totals	100.0%	100.0%

	March 31,	December 31,
Property Type:	2001	2000

Retail	62.3%	62.0%
Office	23.0	23.0
Hotel/Motel	6.5	6.5
Land/Lots	2.9	3.1
Nursing homes	1.9	2.0
Apartment	1.0	1.0
Other	2.4	2.4

Totals	100.0%	100.0%

As of March 31, 2001, the allowance for possible losses on mortgage loans was $4,215,000. No additions were made to the allowance in the first quarter of 2001. Although management believes that the current balance is adequate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the West South Central region which includes Texas, Louisiana, Oklahoma, and Arkansas, as this area contains the highest concentrations of the Company's mortgage loans.

The Company currently places all loans past due three months or more on nonaccrual status, thus recognizing no interest income on the loans. At March 31, 2001, and December 31, 2000, the Company had mortgage loan principal balances on nonaccrual status of $2,983,000 for each period. Also, the Company will at times restructure mortgage loans under certain conditions, which may involve changes in interest rates, payment terms, or other modifications. The Company had mortgage loan principal balances with restructured terms totaling $7,690,000 and $7,749,000 at March 31, 2001, and December 31, 2000, respectively. For the three months ended March 31, 2001 and 2000, the reductions in interest income due to nonaccrual and restructured mortgage loans totaled approximately $77,000 and $79,000, respectively.

The Company owns real estate that was acquired through foreclosure and through direct investment totaling $13,265,000 and $14,683,000 at March 31, 2001, and December 31, 2000, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized operating income on these properties of approximately $154,000 and $187,000 for the three months ended March 31, 2001 and 2000, respectively.

The Company monitors the conditions and market values of these properties on a regular basis. No realized losses were recognized due to declines in values of properties for the three months ended March 31, 2001 and 2000. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed.

RESULTS OF OPERATIONS

Consolidated Operations

Summary of Consolidated Operating Results

A summary of operating results for the three months ended March 31, 2001 and 2000 is provided below:
	Three Months Ended March 31,
	2001	2000
	(In thousands, except per share data)

Revenues:
Revenues, excluding realized investment
gains (losses) and index options	$84,664	82,855
Index options	(7,328)	(1,725)
Realized gains (losses) on investments	98	(580)

Total revenues	$77,434	80,550

Earnings:
Earnings from operations	$8,902	12,710
Net realized gains (losses) on investments	64	(377)
Cumulative effect of change in accounting
for equity-indexed annuities	2,134	-

Net earnings	$11,100	12,333

Basic Earnings Per Share:
Earnings from operations	$2.54	3.63
Net realized gains (losses) on investments	0.02	(0.11)
Cumulative effect of change in accounting
for equity-indexed annuities	0.61	-

Net earnings	$3.17	3.52

Diluted Earnings Per Share:
Earnings from operations	$2.52	3.61
Net realized gains (losses) on investments	0.02	(0.10)
Cumulative effect of change in accounting
for equity-indexed annuities	0.60	-

Net earnings	$3.14	3.51

Consolidated Operating Results: For the three months ended March 31, 2001, the Company recorded net earnings of $11,100,000 compared to net earnings of $12,333,000 for the first quarter of 2000. Included in 2001 net earnings is a $2,134,000 cumulative effect adjustment increasing earnings as a result of the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of SFAS No. 133 resulted in lower policy liabilities for the Company's equity-indexed annuities pursuant to the tentative guidance provided by the Derivatives Implementation Group of the Financial Accounting Standards Board as of the January 1, 2001, implementation date.

Earnings for the first quarter of 2001 were lower primarily due to higher policy related expenses and decreased earnings from the Company's equity-indexed annuity business. Policy benefits were 17% higher in 2001 primarily due to higher life insurance death benefits, which can fluctuate significantly from period to period. Amortization of deferred policy acquisition costs was also higher.

The lower earnings in the Company's equity-indexed annuity business were the result of declining stock market conditions during the 2001 first quarter. Equity-indexed annuities combine features associated with traditional fixed annuities, such as guaranteed minimum interest rates, with the option to have interest rates linked in part to the S&P 500 Index®. To provide the potential higher returns required to be paid on these products, the Company purchases index options for hedging purposes in addition to investing in traditional debt securities. The decline in the S&P 500 Index ® during the first quarter of 2001, similar to that experienced in the fourth quarter of 2000, caused the Company's portfolio of index options to decrease in value resulting in lower investment income. The S&P 500 Index® decline also resulted in lower interest credited to equity-indexed annuity contracts. However, the reduction in annuity contract interest was less than the decline in investment income. Differences between income from index options and contract interest credited to policyholders occur for several reasons including matching differences between index option fair values and prescribed policy liability reserving methods. Also, declines in the S&P 500 Index® can produce lower asset fee charges for the Company on its equity-indexed annuity business, which lowers earnings from these products.

While earnings were lower in 2001, revenues, excluding realized investment gains and losses and index options, increased from $82.9 million in the 2000 first quarter to $84.7 million in the first quarter of 2001. Additionally, the Company recorded realized gains on investments, net of taxes, totaling $64,000 for the quarter ended March 31, 2001, compared to losses of $377,000 for the first quarter of 2000. These gains and losses were primarily related to investments in debt securities.

Net Investment Income: Net investment income decreased significantly from the first quarter of 2000, totaling $52,407,000 and $57,740,000 for the quarters ended March 31, 2001 and 2000, respectively. While investment income from debt securities, mortgage loans, and policy loans are consistent with levels and changes in corresponding investment principal balances, the lower investment income is almost entirely due to index options. Declines in fair values of index options used to hedge the equity return component of the Company's equity-indexed annuity products resulted in lower investment income for the first quarter of 2001 and 2000. The index options, which act as hedges to match closely the returns on the S&P 500 Index®, are reported at fair value in the accompanying financial statements. The changes in the values of the index options and the credited interest on policyholder liabilities for equity-indexed annuities are both reflected in the statement of earnings. The reduction to investment income from index options for the quarter ended March 31, 2001, totaling $7,328,000 is composed of a $1,464,000 decline in fair value of options and $5,864,000 of actual losses realized as a result of option expirations. Comparative income reductions from index options totaled $1,725,000 for the quarter ended March 31, 2000. Lower index option income for both quarters is directly attributable to the declines in the S&P 500 Index® over the same periods. While net investment income was lower due to these options, this reduction was partially offset by lower annuity contract interest expense as the credited return on the Company's equity-indexed annuities are also based on the same S&P 500 Index ®. A detail of net investment income is provided below:
	Three Months Ended March 31,
	2001	2000
	(In thousands)
Investment income:
Debt securities	$52,472	52,661
Mortgage loans	4,651	4,281
Policy loans	2,018	2,027
Index options	(7,328)	(1,725)
Other investment income	1,349	1,170

Total investment income	53,162	58,414
Investment expenses	755	674

Net investment income	$52,407	57,740

Other Income: Other income totaled $1,095,000 and $115,000 for the quarters ended March 31, 2001 and 2000, respectively. Other income for 2001 was substantially higher due to revenues from the Company's nursing home operations, which began in July, 2000. These revenues, totaling $1,031,000, were offset by nursing home operating expenses totaling $1,061,000 which are reflected in other operating expenses in the accompanying condensed consolidated financial statements.

Realized Gains and Losses on Investments: The Company recorded realized gains of $98,000 and realized losses of $580,000 in the first quarters of 2001 and 2000, respectively. As previously described, the gains and losses were primarily related to investments in debt securities. The 2001 first quarter gains are net of a $400,000 impairment writedown related to a debt security in which a complete recovery of the investment is not currently expected.

Life and Other Policy Benefits: These expenses in 2001and 2000 totaled $11.8 million and $10.1 million, respectively. The significant increase is due to higher life insurance death claims. Mortality claims experience fluctuates from period to period, and such deviations are not uncommon in the life insurance industry. However, the Company utilizes reinsurance to help minimize its exposure to adverse mortality experience. The Company's general policy is to reinsure amounts in excess of $200,000 on the life of any one individual. A comparative detail of life and other policy benefits is provided below:
	Three Months Ended March 31,
	2001	2000
	(In thousands)

Life insurance death claims	$8,337	6,596
Surrenders of traditional products	2,778	2,984
Other policy benefits	731	512

Totals	$11,846	10,092

Universal Life and Investment Annuity Contract Interest: The Company closely monitors its credited interest rates, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. Rates are established or adjusted after careful consideration and evaluation of these factors against established objectives. As market interest rates fluctuate, the Company's credited interest rates are often adjusted accordingly, while also taking into consideration other factors as described above. Contract interest totaled $33.1 million and $36.7 million for the quarters ended March 31, 2001 and 2000, respectively. This decline is primarily related to the Company's equity-indexed annuities. Because the S&P 500 Index® declined significantly during the first quarter of 2001, the related contract interest of the equity-indexed annuities also declined. However, the income from index options used to hedge these annuities was also lower, as previously described.

Other Operating Expenses: Other operating expenses totaled $8,221,000 and $6,717,000 for the quarters ended March 31, 2001 and 2000, respectively. Other operating expenses for 2001 were significantly higher due to expenses totaling $1,061,000 from the Company's nursing home operations, which began in July, 2000. As previously described, nursing home operations generated revenues totaling $1,031,000 for the quarter ended March 31, 2001, which were reflected as other income in the accompanying consolidated financial statements. These revenues essentially offset the nursing home operation expenses as the nursing home facility nears full occupancy in its first year of operation. The remaining increase in 2001 other operating expenses is primarily due to adjustments in compensation costs related to employee vacation benefits.

Federal Income Taxes: Federal income taxes include no unusual items as effective tax rates for the quarters ended March 31, 2001 and 2000 were 34.1% and 34.0%, respectively.

Cumulative Effect of Change in Accounting Principle: As described in detail in Note 4 of the accompanying condensed consolidated financial statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of this new accounting statement resulted in a change in accounting for the Company's equity-indexed annuities, which reduced policy liabilities for these products by $3,283,000 as of January 1, 2001. This reduction in policy liabilities increased net earnings and was reflected as a $2,134,000 cumulative effect adjustment, net of taxes of $1,149,000, for the quarter ended March 31, 2001.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the quarters ended March 31, 2001 and 2000 is provided below. The segment earnings exclude realized gains and losses on investments and cumulative effects of changes in accounting principles, net of taxes.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Segment earnings:

March 31, 2001	$587	928	6,984	403	8,902

March 31, 2000	$1,699	2,396	8,271	344	12,710

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

Earnings for the domestic life insurance operating segment were $587,000 and $1,699,000 for the three months ended March 31, 2001 and 2000, respectively. The decrease in earnings in 2001 is primarily due to higher policy benefits and more modest increases in amortization of deferred policy acquisition costs and contract interest.

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below:
	Three Months Ended March 31,
Domestic Life Insurance Operations:	2001	2000
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$5,790	5,930
Net investment income	6,392	6,472
Other income	7	-

Total premiums and other revenue	12,189	12,402

Benefits and expenses:
Policy benefits	4,867	3,893
Amortization of deferred policy acquisition costs	1,843	1,626
Universal life insurance contract interest	2,440	2,222
Other operating expenses	2,148	2,086

Total benefits and expenses	11,298	9,827

Segment earnings before Federal income taxes	891	2,575

Federal income taxes	304	876

Segment earnings	$587	1,699

Revenues from domestic life insurance operations include life insurance premiums on traditional type products and revenues from universal life insurance. The Company's current marketing efforts focus more on universal life insurance, and, as a result, revenues from these products typically increase over traditional products. Revenues from traditional products are simply premiums collected, while revenues from universal life insurance consist of policy charges for the cost of insurance, policy administration fees, and surrender charges assessed during the period. A comparative detail of premiums and contract revenues is provided below:
	Three Months Ended March 31,
	2001	2000
	(In thousands)

Universal life insurance:
Cost of insurance	$3,092	3,023
Surrender charges	451	482
Policy fees and other revenues	177	443
Traditional life insurance premiums	2,070	1,982

Totals	$5,790	5,930

Actual universal life insurance deposits collected for the quarters ended March 31, 2001 and 2000 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with accounting principles generally accepted in the United States of America ("GAAP").
	Three Months Ended March 31,
	2001	2000
	(In thousands)

Universal life insurance:
First year and single premiums	$456	1,610
Renewal premiums	3,668	3,668

Totals	$4,124	5,278

Deposits collected for first year and single premium universal life insurance have been steadily declining over the past year. In response to this decrease in production, the Company has refocused marketing efforts on domestic life insurance sales. Most significantly, the Company has hired a new chief marketing officer for the domestic life insurance and annuity segments. Company goals include continuing pursuit of niche market opportunities in the domestic market to increase life insurance production. Although recent production has been lower, the Company's life insurance in force for universal life products continues small increases, resulting in higher cost of insurance revenues as detailed earlier.

Policy benefits were significantly higher in the first quarter of 2001 totaling $4,867,000 compared to $3,893,000 for the comparable 2000 period. Policy benefits include primarily insurance death claims, traditional life insurance surrenders, and changes in liabilities for future policy benefits for traditional products.

Universal life insurance contract interest increased to $2,440,000 in 2001 compared to $2,222,000 in 2000. This interest is consistent with the small growth of this block of business.

Amortization of deferred policy acquisition costs increased from $1,626,000 in 2000 to $1,843,000 in 2001. These expenses represent the amortization of the costs of acquiring or producing new business, which consists primarily of agents' commissions. The majority of such costs are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted by the level of policy surrenders, lapses, and benefit claims.

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

Earnings for the international life insurance operating segment were $928,000 and $2,396,000 for the quarters ended March 31, 2001 and 2000, respectively. Earnings in 2001 were significantly lower primarily due to increases in policy benefits and other operating expenses. The higher expenses were tempered somewhat by increases in premiums and contract revenues.

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below:
	Three Months Ended March 31,
International Life Insurance Operations:	2001	2000
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$11,238	10,686
Net investment income	5,629	5,650
Other income	6	27

Total premiums and other revenue	16,873	16,363

Benefits and expenses:
Policy benefits	5,610	3,650
Amortization of deferred policy acquisition costs	3,232	3,157
Universal life insurance contract interest	3,920	3,930
Other operating expenses	2,705	1,994

Total benefits and expenses	15,467	12,731

Segment earnings before Federal income taxes	1,406	3,632

Federal income taxes	478	1,236

Segment earnings	$928	2,396

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. The international operations' efforts are also focused more on universal life insurance, and, as a result, revenues from these products continue to increase, while premiums from traditional products decline. The primary revenue source from universal life insurance, cost of insurance revenues, continues to increase as the international block of business grows. A comparative detail of premiums and contract revenues is provided below:
	Three Months Ended March 31,
	2001	2000
	(In thousands)

Universal life insurance:
Cost of insurance	$8,097	7,616
Surrender charges	1,800	1,891
Policy fees and other revenues	1,005	803
Traditional life insurance premiums	336	376

Totals	$11,238	10,686

Actual universal life insurance deposits collected for the quarters ended March 31, 2001 and 2000 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles. Deposits and universal life insurance in force continue to grow, which corresponds to the previously described increases in cost of insurance revenues.
	Three Months Ended March 31,
	2001	2000
	(In thousands)

Universal life insurance:
First year and single premiums	$3,697	3,123
Renewal premiums	8,992	8,343

Totals	$12,689	11,466

Policy benefits, which consist primarily of life insurance death claims, were abnormally high in 2001 totaling $5.6 million compared to $3.7 million for 2000. Mortality claims fluctuate from period to period and these deviations, which can at times be significant, are not uncommon in the life insurance industry. However, as the international block of life insurance in force grows, life insurance death claims will naturally trend higher. Additionally, the Company utilizes reinsurance to help minimize its exposure to adverse mortality experience. The Company's general policy is to reinsure amounts in excess of $200,000 on the life of any one individual.

Universal life insurance contract interest was consistent between quarters totaling $3,920,000 and $3,930,000 in 2001 and 2000, respectively. Although international universal life insurance is growing, contract interest can fluctuate due to changes in credited interest rates on policies and policyholder persistency bonuses. Certain international products are credited with bonus interest if the policies remain in force for specified times, which can cause fluctuations from period to period.

Other operating expenses totaled $2.7 million and $2.0 million in 2001 and 2000, respectively. The increase in expenses is partially due to higher noncapitalized agent commissions and adjustments to compensation costs related to employee vacation benefits. The increase in expenses was also impacted by higher expense allocations to the international life insurance segment compared to the domestic life insurance and annuity segments based on relative premium production levels during the first quarter of 2001.

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

Earnings for the annuity operating segment were $6,984,000 and $8,271,000 for the quarters ended March 31, 2001 and 2000, respectively. Earnings for 2001 were significantly lower due to the Company's equity-indexed annuity business. As described in more detail later in this section, segment earnings for annuity operations declined largely as a result of deteriorating stock market conditions during the first quarter of 2001 and the corresponding impact on equity-indexed annuity products and index options used to hedge the equity return component of these annuities. Comparative earnings were over $2 million lower due to this block of business.

A comparative analysis of results of operations for the Company's annuity segment is detailed below:
	Three Months Ended March 31,
Annuity Operations:	2001	2000
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$6,806	6,659
Net investment income	39,745	45,096
Other income	51	88

Total premiums and other revenue	46,602	51,843

Benefits and expenses:
Policy benefits	117	67
Amortization of deferred policy acquisition costs	6,897	6,102
Annuity contract interest	26,691	30,499
Other operating expenses	2,307	2,637

Total benefits and expenses	36,012	39,305

Segment earnings before Federal income taxes	10,590	12,538

Federal income taxes	3,606	4,267

Segment earnings	$6,984	8,271

Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. Annuitizations result in transfers of policies from deferred to immediate or payout status. The deferred revenues related to these annuities are amortized into income during the payout period.

Surrender charge revenues were up 4.7% in 2001 compared to 2000 primarily due to increases in surrender charges from single-tier annuities. Total annuity policy surrenders were actually up 13.0% from 2000 to 2001. However, while single-tier annuity policy surrenders increased 27% in 2001, two-tier annuity policy surrenders, which typically have much higher surrender charges, declined over 16%. This decline in surrenders and related income from two-tier annuities is not unexpected and could continue, since this is a closed block of business. The Company has not sold two-tier annuities since 1992. A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended March 31,
	2001	2000
	(In thousands)

Surrender charges:
Single-tier annuities	$2,923	2,167
Two-tier annuities	2,539	3,052

Total surrender charges	5,462	5,219
Payout annuity and other revenues	1,330	1,426
Traditional annuity premiums	14	14

Totals	$6,806	6,659

Actual annuity deposits collected for the quarters ended March 31, 2001 and 2000 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.
	Three Months Ended March 31,
	2001	2000
	(In thousands)

Deferred annuities:
Equity-indexed	$10,642	34,239
Other	58,382	51,357

Total deferred annuities	69,024	85,596
Immediate annuities	2,953	7,725

Totals	$71,977	93,321

Although total annuity deposits for the quarter ended March 31, 2001, were lower than the comparable 2000 period, the decline is primarily attributable to equity-indexed annuities. However, sales of the Company's other deferred annuity products increased significantly, reflecting growth of 13.7% for the first quarter of 2001.

Although sales were lower in 2001, equity-indexed annuities are a significant portion of the Company's total annuity production. The Company's equity-indexed annuities are flexible premium deferred annuities which combine the features associated with traditional fixed annuities, with the option to have interest rates that are linked in part to the S&P 500 Index®. These annuities are long-term contracts designed as planning vehicles for retirement security. These annuities are attractive to customers, as they have guaranteed minimum interest rates, coupled with the potential for significantly higher returns based on an equity index component. Also, because the Company does not offer variable products or mutual funds, these products provide a key equity-based alternative to the Company's existing fixed annuity products. In conjunction with the sale of these annuities, the Company uses an investment hedging program to provide the potential higher returns that could be paid on these products. Specifically, the Company purchases index options from highly rated banks and brokerage firms. These index options act as hedges to match closely the returns based on the S&P 500 Index® which may be paid to policyholders.

Sales of equity-indexed annuities declined during the year ended December 31, 2000, primarily due to volatility in the stock market. The lower production level has continued in the first quarter of 2001, which is consistent with the poor performance of the stock market. This volatility affects both the immediate demand for these annuities and the pricing of these products. Increased product costs from stock market volatility, including costs of index options used to hedge the equity return component of these annuities and lower policyholder asset fees, can reduce potential credited interest to policyholders.

Net investment income for the first quarters of 2001 and 2000 totaled $39,745,000 and $45,096,000, respectively. As previously described in "Summary of Consolidated Operating Results," the substantial decrease in net investment income is due to lower income from index options. Declines in fair values of index options used to hedge the equity return component of the Company's equity-indexed annuity products resulted in lower investment income for the first quarter of 2001. The decline is directly attributable to the decline in the S&P 500 Index® over the same period. Excluding index option losses from investment income in the annuity segment results in net investment income totaling $47,073,000 and $46,821,000 for 2001 and 2000, respectively. These amounts reflect investment income which is more consistent with the current levels of annuity business excluding equity-indexed products. Although investment income in 2001 was substantially lower due to index options, the contract interest expense for the Company's equity-indexed annuities was significantly lower also as described in more detail below.

Annuity contract interest for the quarters ended March 31, 2001 and 2000 totaled $26.7 million and $30.5 million, respectively. The decrease is due to lower interest credited on equity-indexed annuities due to the decline in the S&P 500 Index® ;. Contract interest on equity-indexed annuities totaled $1,874,000 for the quarter ended March 31, 2000. However, contract interest on these annuities for the first quarter of 2001 was actually a negative $873,000 due to the decline in the S&P 500 Index® during the period. This decline resulted in the reversal of contract interest previously recognized, as the equity-return component of these annuities decreased substantially, reducing the amount to be paid to policyholders.

The relationship of contract interest for equity-indexed annuities and the income from index options used as hedges are important factors in analyzing the results of this product. Differences between income from index options and contract interest credited to policyholders will occur for several reasons, some of which may only be timing differences between the recognition of income and expenses. One reason is that the costs of the index options are essentially amortized against net investment income, as the options are marked to fair value each reporting period. The costs of options are covered by additional income earned on debt securities purchased with equity-indexed annuity premiums. Other differences are due to asset fees charged against policyholder contract interest, surrenders, and death benefits on annuities within the annual hedging period and matching differences between index option fair values and prescribed policy liability reserving methods. Another important factor regarding these products is that during periods of poor stock market performance, asset fees charged against policyholder contract interest may be significantly lower. This can reduce the current profitability of these annuities.

The impact of these equity-indexed annuity issues decreased annuity operations earnings for 2001 by approximately $2 million, net of taxes. While results for 2001 were reduced by this block of business, the Company's equity-indexed annuity products are long-term policies with contractual periods of either nine or fifteen years. The Company routinely analyzes the profitability of its equity-indexed annuity products under numerous economic scenarios, including both positive and negative equity market conditions. Although earnings may not be level or constant from period to period for this product due to timing of market conditions and policy liability reserving methods, the Company anticipates the equity-indexed annuities will be profitable over the long-term contractual periods of the policies.

Amortization of deferred policy acquisition costs represents the amortization of the costs of acquiring or producing new business, primarily agents' commissions, the majority of which are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted by the level and type of policy surrenders. Amortization for 2001 and 2000 was $6,897,000 and $6,102,000, respectively. The increase in amortization in 2001 is consistent with the increase in annuity policy surrenders as previously described.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has real estate, nursing home, and other investment operations through the following wholly owned subsidiaries: NWL Investments, Inc., NWL Properties, Inc., NWL 806 Main, Inc., NWL Services, Inc., and NWL Financial, Inc. Also, during January, 1999, the Company's wholly owned subsidiary, The Westcap Corporation, completed its Chapter 11 bankruptcy reorganization. With the reorganization complete, National Western transferred its investment real estate holdings to Westcap, and the subsidiary is now operating as a real estate management company. Earnings for these other operations totaled $403,000 and $344,000 for the first quarters of 2001 and 2000, respectively.

Most of the income from the Company's subsidiaries is from a life interest in the Libbie Shearn Moody Trust. This asset was owned by National Western Life Insurance Company prior to 1997 but was transferred to NWL Services, Inc., in 1997. Dividend distributions from the Trust are declared semi-annually in June and December each year. Because the asset is a life interest, these distributions are only accrued in the Company's financial statements when declared. Semi-annual distributions in recent years typically exceed $1.8 million.

During the first quarter of 2000, the Company acquired a nursing home facility through an affiliated limited partnership. The acquisition, which totaled approximately $6.6 million, was made by a newly formed limited partnership, the partners of which are downstream subsidiaries of National Western. The nursing home facility, which opened in late July, 2000, is operated by an affiliated limited partnership, and the financial operating results are consolidated with those of the Company. Daily operations and management of the nursing home are performed by an experienced management company through a contract with the limited partnership. Operating losses, before taxes, from nursing home operations totaled approximately $850,000 for the period from inception to December 31, 2000. These losses were not unexpected given initial start-up costs and issues during the first year of operations. Operating losses, before taxes, for the first quarter of 2001 totaled $30,000 and should continue to decline as initial start up costs decrease and the nursing home facility nears full occupancy.

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

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $43.8 million and $46.3 million for the three months ended March 31, 2001 and 2000, respectively. Net cash flows from the Company's financing activities, which includes universal life and investment annuity deposit product operations, totaled $16.4 million in the first quarter of 2000. However, financing activities reflected net cash outflows of $27.4 million for the 2001 first quarter. Contributing to the cash outflow position was declining annuity production due primarily to lower equity-indexed annuity sales, which have been affected by the volatility and poor performance of the stock market. Surrenders of annuities were also approximately $8 million higher in the 2001 first quarter compared to the first quarter of 2000. Cash flows from financing activities also include $12.0 million from utilization of the Company's line of credit short-term borrowing facility in the first quarter of 2000. The borrowings were used for cash management purposes related to the settlement of routine investment transactions.

The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $17.5 million and $25.6 million for the quarters ended March 31, 2001 and 2000, respectively. The Company again expects significant cash flows from these sources throughout the remainder of 2001.

Capital Resources

The Company relies on stockholders' equity for its capital resources, as there has been no long-term debt outstanding in 2001 or recent years. The Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 2001.

Stockholders' equity totaled $517.8 million at March 31, 2001, reflecting an increase of $17.7 million from December 31, 2000. The increase in capital is primarily from net earnings of $11.1 million and an increase in net unrealized gains on investment securities totaling $6.0 million during the first quarter of 2001. The increase in unrealized gains was primarily due to increases in market interest rates during the first quarter of 2001 which raised market values of the Company's holdings in its securities available for sale portfolio. Book value per share at March 31, 2001, was $147.58, reflecting a 3.4% increase from December 31, 2000.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As more fully described in Note 5 to the accompanying condensed consolidated financial statements, on March 28, 1994, the Community College District No. 508, County of Cook and State of Illinois (The City Colleges) filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against National Western Life Insurance Company (the Company or National Western) and subsidiaries of The Westcap Corporation (Westcap), a wholly owned subsidiary of the Company. The suit sought rescission of securities purchase transactions by The City Colleges from Westcap between September 9, 1993 and November 3, 1993, alleged compensatory damages, punitive damages, injunctive relief, declaratory relief, fees, and costs. National Western was named as a "controlling person" of the Westcap defendants. The suit was later transferred to the United States District Court for the Western District of Texas. The case had been pending and awaiting the final outcome of The City Colleges claim in the Westcap bankruptcy. Subsequent to favorable rulings for Westcap regarding this claim, National Western filed with the United States District Court for the Western District of Texas a motion for summary judgment and dismissal of the lawsuit. On May 8, 2001, the United States District Court granted the motion for summary judgment and the case was dismissed. A separate District Court judgment also allows National Western to recover costs related to this suit from the plaintiff. Such amounts have yet to be determined. The dismissal of this suit had no effect on the accompanying condensed consolidated financial statements of National Western.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
Exhibit 11	-	Computation of Earnings Per Share (filed on page __ of this report).

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2001. However, a report on Form 8-K dated April 20, 2001, was filed by the Company disclosing that the contractual appointment of KPMG LLP as independent auditors had not been renewed and that Deloitte & Touche LLP was approved as the Company's new principal accountants.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: May 14, 2001	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: May 14, 2001	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President -
Chief Financial & Administrative Officer,
and Treasurer
(Principal Financial Officer)

Date: May 14, 2001	/S/ Vincent L. Kasch
Vincent L. Kasch
Vice President - Controller
and Assistant Treasurer
(Principal Accounting Officer)