Form 10-Q
period 2001-06-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2001-08-14
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ 3 ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

Yes [ 3 ] No [ ]

As of August 13, 2001, the number of shares of Registrant's common stock outstanding was: Class A - 3,311,337 and Class B - 200,000.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
INDEX

Part I. Financial Information:	Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
June 30, 2001 (Unaudited) and December 31, 2000

Condensed Consolidated Statements of Earnings
For the Three Months Ended June 30, 2001 and 2000 (Unaudited)

Condensed Consolidated Statements of Earnings
For the Six Months Ended June 30, 2001 and 2000 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended June 30, 2001 and 2000 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Six Months Ended June 30, 2001 and 2000 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2001 and 2000 (Unaudited)

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2001 and 2000 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II. Other Information:

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit 10(w) - Second Amendment to the National Western Life Insurance Company
1995 Stock and Incentive Plan

Exhibit 11 - Computation of Earnings per Share
For the Three Months Ended June 30, 2001 and 2000 (Unaudited)

Exhibit 11 - Computation of Earnings per Share
For the Six Months Ended June 30, 2001 and 2000 (Unaudited)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	June 30,	December 31,
ASSETS	2001	2000

Cash and investments:
Securities held to maturity, at amortized cost	$2,036,636	2,116,619
Securities available for sale, at fair value	896,559	735,110
Mortgage loans, net of allowances for possible
losses ($4,215 and $4,215)	189,212	195,665
Policy loans	107,801	110,956
Index options	4,291	5,402
Other long-term investments	37,999	37,386
Cash and short-term investments	7,853	22,665

Total cash and investments	3,280,351	3,223,803

Deferred policy acquisition costs	393,431	394,198
Accrued investment income	49,259	48,265
Federal income tax receivable	3,471	3,888
Deferred Federal income tax asset	-	3,576
Other assets	31,907	24,226

	$3,758,419	3,697,956

Note: The condensed consolidated balance sheet at December 31, 2000, has been derived from the audited financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2001	2000

LIABILITIES:

Future policy benefits:
Traditional life and annuity products	$158,199	159,840
Universal life and investment annuity contracts	2,989,293	2,979,407
Other policyholder liabilities	38,153	33,640
Federal income taxes payable:
Current	1,266	222
Deferred	2,502	-
Other liabilities	35,780	24,741

Total liabilities	3,225,193	3,197,850

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,309,737 and
3,304,255 shares issued and outstanding in 2001 and 2000	3,310	3,304
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2001 and 2000	200	200
Additional paid-in capital	25,568	25,174
Accumulated other comprehensive loss	(2,283)	(7,671)
Retained earnings	506,431	479,099

Total stockholders' equity	533,226	500,106

	$3,758,419	3,697,956

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended June 30, 2001 and 2000
(Unaudited)
(In thousands, except per share amounts)

	2001	2000

Premiums and other revenue:
Life and annuity premiums	$1,967	2,900
Universal life and investment annuity contract revenues	20,766	25,384
Net investment income	61,814	48,815
Other income	1,394	139
Realized gains (losses) on investments	326	(5,832)

Total premiums and other revenue	86,267	71,406

Benefits and expenses:
Life and other policy benefits	9,472	9,501
Decrease in liabilities for future policy benefits	(802)	(1,011)
Amortization of deferred policy acquisition costs	10,513	11,293
Universal life and investment annuity contract interest	34,814	32,760
Other operating expenses	7,644	7,360

Total benefits and expenses	61,641	59,903

Earnings before Federal income taxes	24,626	11,503

Provision (benefit) for Federal income taxes:
Current	6,413	4,180
Deferred	1,981	(270)

Total Federal income taxes	8,394	3,910

Net earnings	$16,232	7,593

Basic Earnings Per Share:
Net earnings	$4.62	2.17

Diluted Earnings Per Share:
Net earnings	$4.59	2.16

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months Ended June 30, 2001 and 2000
(Unaudited)
(In thousands, except per share amounts)

	2001	2000

Premiums and other revenue:
Life and annuity premiums	$4,387	5,272
Universal life and investment annuity contract revenues	42,180	46,287
Net investment income	114,221	106,555
Other income	2,489	254
Realized gains (losses) on investments	424	(6,412)

Total premiums and other revenue	163,701	151,956

Benefits and expenses:
Life and other policy benefits	21,318	19,593
Decrease in liabilities for future policy benefits	(2,054)	(3,493)
Amortization of deferred policy acquisition costs	22,485	22,178
Universal life and investment annuity contract interest	67,865	69,411
Other operating expenses	15,865	14,077

Total benefits and expenses	125,479	121,766

Earnings before Federal income taxes	38,222	30,190

Provision for Federal income taxes:
Current	10,661	9,505
Deferred	2,363	759

Total Federal income taxes	13,024	10,264

Earnings before cumulative effect of change in
accounting principle	25,198	19,926
Cumulative effect of change in accounting for equity-indexed
annuities, net of $1,149 of Federal income taxes	2,134	-

Net earnings	$27,332	19,926

Basic Earnings Per Share:
Earnings before cumulative effect of change in accounting principle	$7.18	5.69
Cumulative effect of change in accounting for equity-indexed annuities	0.61	-

Net earnings	$7.79	5.69

Diluted Earnings Per Share:
Earnings before cumulative effect of change in accounting principle	$7.13	5.66
Cumulative effect of change in accounting for equity-indexed annuities	0.60	-

Net earnings	$7.73	5.66

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2001 and 2000
(Unaudited)
(In thousands)

	2001	2000

Net earnings	$16,232	7,593

Other comprehensive income (loss), net of effects of
deferred policy acquisition costs and taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(806)	(6,298)
Reclassification adjustment for losses (gains) included in net earnings	(435)	4,203
Amortization of net unrealized losses (gains)
related to transferred securities	358	(110)
Unrealized losses on securities transferred during period
from held to maturity to available for sale	-	(1,145)

Net unrealized losses on securities	(883)	(3,350)

Foreign currency translation adjustments	(79)	5

Other comprehensive loss	(962)	(3,345)

Comprehensive income	$15,270	4,248

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2001 and 2000
(Unaudited)
(In thousands)

	2001	2000

Net earnings	$27,332	19,926

Other comprehensive income (loss), net of effects of
deferred policy acquisition costs and taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	10,293	(7,774)
Reclassification adjustment for losses (gains) included in net earnings	(756)	4,203
Amortization of net unrealized losses (gains)
related to transferred securities	773	(179)
Unrealized losses on securities transferred during period
from held to maturity to available for sale	-	(9,166)
Cumulative effect of change in accounting principle - transfers of securities from held to maturity to available for sale upon
adoption of Statement of Financial Accounting Standards No. 133	(5,148)	-

Net unrealized gains (losses) on securities	5,162	(12,916)

Foreign currency translation adjustments	226	358

Other comprehensive income (loss)	5,388	(12,558)

Comprehensive income	$32,720	7,368

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2001 and 2000
(Unaudited)
(In thousands)

	2001	2000

Common stock:
Balance at beginning of year	$3,504	3,501
Shares exercised under stock option plan	6	1

Balance at end of period	3,510	3,502

Additional paid-in capital:
Balance at beginning of year	25,174	25,028
Shares exercised under stock option plan	394	37

Balance at end of period	25,568	25,065

Accumulated other comprehensive loss:
Unrealized gains (losses) on securities:
Balance at beginning of year	(11,282)	(6,412)
Change in unrealized gains (losses) during period	5,162	(12,916)

Balance at end of period	(6,120)	(19,328)

Foreign currency translation adjustments:
Balance at beginning of year	3,611	2,846
Change in translation adjustments during period	226	358

Balance at end of period	3,837	3,204

Accumulated other comprehensive loss at end of period	(2,283)	(16,124)

Retained earnings:
Balance at beginning of year	479,099	450,559
Net earnings	27,332	19,926

Balance at end of period	506,431	470,485

Total stockholders' equity	$533,226	482,928

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2001 and 2000
(Unaudited)
(In thousands)

	2001	2000

Cash flows from operating activities:
Net earnings	$27,332	19,926
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and investment annuity contract interest	67,865	69,411
Surrender charges and other policy revenues	(17,002)	(22,555)
Realized losses (gains) on investments	(424)	6,412
Accrual and amortization of investment income	(2,604)	(2,213)
Depreciation and amortization	596	527
Decrease (increase) in value of index options	(4,728)	11,832
Increase in deferred policy acquisition costs	(3,866)	(8,988)
Increase in accrued investment income	(994)	(1,688)
Increase in insurance receivables and other assets	(5,557)	(2,466)
Decrease in liability for future policy benefits	(2,054)	(3,493)
Increase in other policyholder liabilities	4,513	1,758
Increase (decrease) in Federal income taxes payable	3,849	(4,049)
Increase in other liabilities	2,961	13,013
Cumulative effect of change in accounting for
equity-indexed annuities, before taxes	(3,283)	-
Other	(830)	(336)

Net cash provided by operating activities	65,774	77,091

Cash flows from investing activities:
Proceeds from sales of:
Securities available for sale	56,738	9,993
Other investments	14,704	13,874
Proceeds from maturities and redemptions of:
Securities held to maturity	37,504	14,189
Securities available for sale	22,206	24,825
Purchases of:
Securities held to maturity	(137,020)	(64,815)
Securities available for sale	(37,160)	(18,765)
Other investments	(9,989)	(23,192)
Principal payments on mortgage loans	10,177	9,683
Cost of mortgage loans acquired	(3,649)	(27,357)
Decrease in policy loans	3,155	1,537
Other	(352)	(6,670)

Net cash used in investing activities	(43,686)	(66,698)

	(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Six Months Ended June 30, 2001 and 2000
(Unaudited)
(In thousands)

	2001	2000

Cash flows from financing activities:
Deposits to account balances for universal life
and investment annuity contracts	$158,965	188,988
Return of account balances on universal life
and investment annuity contracts	(196,152)	(233,791)
Issuance of common stock under stock option plan	287	38
Increase in short-term borrowings	-	23,000

Net cash used in financing activities	(36,900)	(21,765)

Net decrease in cash and short-term investments	(14,812)	(11,372)
Cash and short-term investments at beginning of year	22,665	14,010

Cash and short-term investments at end of period	$7,853	2,638

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the quarter for:
Interest	$93	116
Income taxes	8,722	14,313

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

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of its operations for the three months and six months ended June 30, 2001 and 2000, and its cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the three months and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

(2)  STOCKHOLDERS' EQUITY

(A) Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below:
	Six Months Ended June 30,
	2001	2000
	(In thousands)

Common stock shares outstanding:
Shares outstanding at beginning of year	3,504	3,501
Shares exercised under stock option plan	6	1

Shares outstanding at end of period	3,510	3,502

(B)  Dividends

The Company paid no cash dividends on common stock during the six months ended June 30, 2001 and 2000.

(C)  Stock and Incentive Plan

On April 19, 2001, the Board of Directors approved the issuance of an additional 44,043 nonqualified stock options to selected officers of the Company. The options were granted under the National Western Life Insurance Company 1995 Stock and Incentive Plan (Plan). Also, on June 22, 2001, stockholders approved an amendment to the Plan which authorized the grant of an additional 1,000 nonqualified stock options to each director. Accordingly, a total of 10,000 options were granted to directors effective on such date.

The officers= stock options begin to vest following three full years of service to the Company after date of grant, with 20% of the options to vest at the beginning of the fourth year of service, and with 20% thereof to vest at the beginning of each of the next four years of service. The directors= stock options vest 20% per year on each of the first five anniversary dates of the grant. The exercise prices of the stock options were set at the fair market values of the common stock on the dates of grant. As a result, no compensation cost was recognized upon issuance of the stock options.

(3) SEGMENT AND OTHER OPERATING INFORMATION

The Company's reportable operating segments include domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas. A summary of segment information for the quarters ended June 30, 2001 and 2000 is provided below.

Selected Segment Information:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

June 30, 2001:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$73,290	78,400	241,741	-	393,431
Total segment assets	408,043	400,820	2,877,460	47,393	3,733,716
Future policy benefits	321,016	300,195	2,526,281	-	3,147,492
Other policyholder liabilities	9,690	13,275	15,188	-	38,153

Three Months Ended
June 30, 2001:
Condensed Income Statements:
Premiums and contract
revenues	$5,834	11,046	5,853	-	22,733
Net investment income	6,437	5,643	47,422	2,312	61,814
Other income	4	6	40	1,344	1,394
Total revenues	12,275	16,695	53,315	3,656	85,941
Policy benefits	4,223	4,423	24	-	8,670
Amortization of deferred
policy acquisition costs	1,458	2,866	6,189	-	10,513
Universal life and investment
annuity contract interest	2,427	4,042	28,345	-	34,814
Other operating expenses	2,260	1,915	2,273	1,196	7,644
Federal income taxes	649	1,176	5,616	839	8,280
Total expenses	11,017	14,422	42,447	2,035	69,921
Segment earnings	$1,258	2,273	10,868	1,621	16,020

Six Months Ended
June 30, 2001:
Condensed Income Statements:
Premiums and contract
revenues	$11,624	22,284	12,659	-	46,567
Net investment income	12,829	11,272	87,167	2,953	114,221
Other income	11	12	91	2,375	2,489
Total revenues	24,464	33,568	99,917	5,328	163,277
Policy benefits	9,090	10,033	141	-	19,264
Amortization of deferred
policy acquisition costs	3,301	6,098	13,086	-	22,485
Universal life and investment
annuity contract interest	4,867	7,962	55,036	-	67,865
Other operating expenses	4,408	4,620	4,580	2,257	15,865
Federal income taxes	953	1,654	9,222	1,047	12,876
Total expenses	22,619	30,367	82,065	3,304	138,355
Segment earnings	$1,845	3,201	17,852	2,024	24,922

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

June 30, 2000:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$74,601	76,165	241,357	-	392,123
Total segment assets	406,158	382,253	2,860,791	47,899	3,697,101
Future policy benefits	320,863	296,200	2,529,518	-	3,146,581
Other policyholder liabilities	9,259	6,944	9,658	-	25,861

Three Months Ended
June 30, 2000:
Condensed Income Statements:
Premiums and contract
revenues	$6,007	11,022	11,255	-	28,284
Net investment income	6,563	5,769	34,246	2,237	48,815
Other income	22	2	115	-	139
Total revenues	12,592	16,793	45,616	2,237	77,238
Policy benefits	4,305	4,144	41	-	8,490
Amortization of deferred
policy acquisition costs	572	3,794	6,927	-	11,293
Universal life and investment
annuity contract interest	2,418	3,956	26,386	-	32,760
Other operating expenses	2,297	2,049	2,774	240	7,360
Federal income taxes	1,029	979	3,260	683	5,951
Total expenses	10,621	14,922	39,388	923	65,854
Segment earnings	$1,971	1,871	6,228	1,314	11,384

Six Months Ended
June 30, 2000:
Condensed Income Statements:
Premiums and contract
revenues	$11,937	21,708	17,914	-	51,559
Net investment income	13,035	11,419	79,342	2,759	106,555
Other income	22	29	203	-	254
Total revenues	24,994	33,156	97,459	2,759	158,368
Policy benefits	8,198	7,794	108	-	16,100
Amortization of deferred
policy acquisition costs	2,198	6,951	13,029	-	22,178
Universal life and investment
annuity contract interest	4,640	7,886	56,885	-	69,411
Other operating expenses	4,383	4,043	5,411	240	14,077
Federal income taxes	1,905	2,215	7,527	861	12,508
Total expenses	21,324	28,889	82,960	1,101	134,274
Segment earnings	$3,670	4,267	14,499	1,658	24,094

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below:
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$22,733	28,284	46,567	51,559
Net investment income	61,814	48,815	114,221	106,555
Other income	1,394	139	2,489	254
Realized gains (losses) on
investments	326	(5,832)	424	(6,412)

Total consolidated premiums
and other revenue	$86,267	71,406	163,701	151,956

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$8,280	5,951	12,876	12,508
Taxes (benefits) on realized gains
(losses) on investments	114	(2,041)	148	(2,244)
Taxes on cumulative effect of change
in accounting for equity-indexed
annuities	-	-	1,149	-

Total consolidated Federal
income taxes	$8,394	3,910	14,173	10,264

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(In thousands)
Net Earnings:
Total segment earnings	$16,020	11,384	24,922	24,094
Realized gains (losses) on investments,
net of taxes	212	(3,791)	276	(4,168)
Cumulative effect of change
in accounting for equity-indexed
annuities, net of taxes	-	-	2,134	-

Total consolidated net earnings	$16,232	7,593	27,332	19,926

	June 30,
	2001	2000
	(In thousands)
Assets:
Total segment assets	$3,733,716	3,697,101
Other unallocated assets	24,703	19,983

Total consolidated assets	$3,758,419	3,717,084

(4)  CHANGES IN ACCOUNTING PRINCIPLES - DERIVATIVE INSTRUMENTS

In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement defines several designations of derivatives based on the instrument's intended use and specifies the appropriate accounting treatment for changes in the fair value of the derivative based on its resulting designation. The designations of derivatives are typically referred to as fair value hedges, cash flow hedges, foreign currency hedges, or no hedging designation. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will both be recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. Foreign currency hedges are further divided between fair value and cash flow hedges, and follow the respective accounting for those items. A derivative that is not designated or does not qualify as an effective hedge will be marked to fair value through earnings. The Company adopted the provisions of SFAS No. 133 on January 1, 2001, as described in detail below.

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

One of the more complex and challenging aspects of interpreting and implementing SFAS No. 133 was how the insurance industry was to apply the statement=s provisions to policy liabilities for equity-indexed products. The Derivatives Implementation Group (DIG) guidance was cleared by the FASB in April, 2001, subsequent to the Company's initial January 1, 2001, adoption of SFAS No. 133, producing an additional reduction in policy liabilities which contributed over $1.8 million, net of taxes, to 2001 second quarter earnings.

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

As part of the implementation of SFAS No. 133, companies are permitted to reconsider the appropriateness of their classifications of debt securities in the following categories: held to maturity, available for sale, and trading. Additionally, an entity could transfer debt securities previously classified as held to maturity into the available for sale category or the trading category without calling into question the company's intent to hold other debt securities to maturity in the future. National Western reviewed its classification of securities and made the decision to transfer debt securities with an aggregate amortized cost of $294 million from securities held to maturity to securities available for sale. The net unrealized holding losses on the transferred securities totaled $5,148,000, after the effects of deferred taxes and deferred policy acquisition costs. This adjustment was reflected in the Company's condensed consolidated financial statements in other comprehensive income as a cumulative effect of a change in accounting principle as of January 1, 2001.

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

(5)  LEGAL PROCEEDINGS

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
	Six Months Ended June 30,
	2001	2000

United States domestic products:
Investment annuities	73.7%	77.3%
Life insurance	6.5	6.6

Total domestic products	80.2	83.9

International products:
Investment annuities	3.8	3.0
Life insurance	16.0	13.1

Total international products	19.8	16.1

Total direct premiums and deposits collected	100.0%	100.0%

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

Investments in debt and equity securities are classified and reported as either securities held to maturity or securities available for sale. The Company does not maintain a portfolio of trading securities. The reporting category chosen for the Company's investment securities depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. At June 30, 2001, approximately 30.2% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

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

While the Company has traditionally maintained approximately 25% of its total debt and equity securities in the securities available for sale category, the Company increased its allocation of available for sale securities to approximately 30% as of January 1, 2001. This increases the Company's flexibility with regard to liquidity and cash flow management as well as with reacting to changing market opportunities. As part of the implementation of Statement of Financial Accounting Standards (SFAS) No. 133, companies are permitted to reconsider the appropriateness of their classifications of debt securities in the following categories: held to maturity, available for sale, and trading. Additionally, an entity could transfer debt securities previously classified as held to maturity into the available for sale category or the trading category, without calling into question the company's intent to hold other debt securities to maturity in the future. National Western reviewed its classification of securities and made the decision to transfer debt securities with an aggregate amortized cost of $294 million from securities held to maturity to securities available for sale. The net unrealized holding losses on the transferred securities totaled $5,148,000, after the effects of deferred taxes and deferred policy acquisition costs. This adjustment was reflected in the Company's condensed consolidated financial statements in other comprehensive income as a cumulative effect of a change in accounting principle as of January 1, 2001.

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

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of June 30, 2001 and December 31, 2000. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.
	Percent of Investments
	June 30,	December 31,
	2001	2000

Debt securities	88.9%	88.0%
Mortgage loans	5.8	6.1
Policy loans	3.3	3.4
Equity securities	0.5	0.5
Real estate	0.4	0.4
Index options	0.1	0.2
Other	1.0	1.4

Totals	100.0%	100.0%

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

	Below Investment
	Grade Debt Securities
			Estimated	% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets
	(In thousands except percentages)

June 30, 2001	$136,286	106,299	103,250	3.2%

December 31, 2000	$113,018	82,764	75,700	2.6%

December 31, 1999	$73,607	70,900	63,864	2.2%

Although National Western purchases only investment grade debt securities, a growing number of companies have become more leveraged due to an environment of heightened acquisition activity and large share repurchase programs. Additionally, the current economic environment has led to deteriorating operating performances for some companies. Therefore, continued monitoring of credit quality after the purchase of a company's debt securities is crucial in order for National Western to maintain a high quality portfolio with a low percentage of below investment grade debt securities. While the Company's holdings of below investment grade debt securities remain low, these holdings have increased from $70,900,000 at December 31, 1999, to $106,299,000 at June 30, 2001. This increase is due to downgrades of investment grade debt securities as opposed to purchases of such securities. Historically, the Company's strong credit risk management and commitment to quality has resulted in minimal defaults in the debt securities portfolio.

During the first and second quarters of 2001, the Company recorded other than temporary impairment writedowns totaling $400,000 and $800,000, respectively, related to one security, as a complete recovery of the investment is not expected given current conditions. The writedowns were reflected as realized losses in the respective quarters. The Company is closely monitoring this security as well as its other below investment grade holdings. While additional losses are not currently anticipated based on the existing status and condition of these securities, continued credit deterioration of some securities is possible, which may result in further writedowns. Additionally, reductions to investment income primarily for securities on nonaccrual status totaled $955,000 for the six months ended June 30, 2001. Reductions to investment income for securities for the six months ended June 30, 2000 were not significant.

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
	June 30,	December 31,
	2001	2000

AAA and U.S. government	30.2%	30.0%
AA	7.6	8.4
A	31.2	31.4
BBB	27.4	27.3
BB and other below investment grade	3.6	2.9

	100.0%	100.0%

Another important part of the Company's investment philosophy is managing the cash flow stability of the portfolio. Because expected maturities of securities may differ from contractual maturities due to prepayments, extensions, and calls, the Company takes steps to manage and minimize these risks. The Company reduced its exposure to prepayment and extension risks by lowering its holdings of mortgage-backed securities. This strategy began in 1994 when mortgage-backed securities totaled 47.6% of the entire portfolio, but now total only 21.4% at June 30, 2001. The majority of this reduction has been achieved by shifting investments into corporate securities and public utilities, as these holdings have increased from 47.0% at December 31, 1994 to 68.3% at June 30, 2001. Also, most of these additions have been noncallable corporates, which help reduce prepayment and call risks. The Company has recently begun to buy mortgage-backed securities again, with small purchases in 2000 and the first six months of 2001. However, there are no current plans to significantly increase mortgage-backed security holdings as a percentage of the total portfolio.

As indicated above, the Company's holdings of mortgage-backed securities are also subject to prepayment risk, as well as extension risk. Both of these risks are addressed by specific portfolio management strategies. The Company has substantially reduced both prepayment and extension risks by investing primarily in collateralized mortgage obligations, which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I (PAC I) and sequential CMOs, are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

As of June 30, 2001, CMOs represent approximately 98% of the Company's mortgage-backed securities. The CMOs in the Company's portfolio have been modeled and subjected to detailed, comprehensive analysis by the Company's investment staff. The overall structure of the CMO as well as the individual tranche being considered for purchase have been evaluated to ensure that the security fits appropriately within the Company's investment philosophy and asset/liability management parameters. The Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension, and credit risks.

At June 30, 2001, the Company's debt and equity securities were classified as follows:
	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)
	(In thousands)
Securities held to maturity:
Debt securities	$2,069,179	2,036,636	32,543
Securities available for sale:
Debt securities	879,961	910,817	(30,856)
Equity securities	16,598	12,111	4,487

Totals	$2,965,738	2,959,564	6,174

As detailed above, debt securities classified as held to maturity comprise the majority of the Company's securities portfolio, while equity securities continue to be a small component of the portfolio. Unrealized gains totaling $6,174,000 on the securities portfolio at June 30, 2001, are a reflection of market conditions at quarter-end. The fair values, or market values, of fixed income debt securities generally correlate to external market interest rate conditions. Because the interest rates are fixed on almost all of the Company's debt securities, market values typically increase when market interest rates decline, and decrease when market interest rates rise. However, market values may fluctuate for other reasons, such as changing economic conditions, changes in the credit rating of the issuer, or increasing event-risk concerns. An analysis of unrealized gains and losses on the Company's securities portfolio for the quarter ended June 30, 2001, is detailed below:
			Change in
	Unrealized Gains (Losses)		Unrealized
	At	At	Gains (Losses)
	June 30,	March 31,	During 2nd
	2001	2001	Quarter 2001
	(In thousands)

Securities held to maturity:
Debt securities	$32,543	49,493	(16,950)
Securities available for sale:
Debt securities	(30,856)	(26,571)	(4,285)
Equity securities	4,487	4,480	7

Totals	$6,174	27,402	(21,228)

Unrealized gains at June 30, 2001, reflect a decrease of $21,228,000 from the unrealized gain position at March 31, 2001. This decrease in unrealized gains is consistent with increasing market interest rates, as interest rates of the ten year U.S. Treasury bond rose approximately 50 basis points during the quarter. While unrealized gains did decline during the second quarter, unrealized gains have also been enhanced due to a tightening of interest rate spreads in the bond market, as well as market value increases in the Company's below investment grade debt securities. Also, anticipation of future interest rate reductions by the Federal Reserve has had a positive impact on market values. However, because the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in market values have relatively small effects on the Company's financial statements. Also, the Company has the intent and ability to hold these securities to maturity, and it is unlikely that sales of such securities would be required which would realize market gains or losses.

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

Market risk-sensitive assets of the Company include debt securities, equity securities which are almost entirely preferred stocks, mortgage and other loans, policy loans, and index options. The Company does not maintain a securities trading portfolio. Market risk-sensitive liabilities include policy liabilities for deferred and immediate investment annuity contracts, including equity-indexed annuities, and supplemental contracts. Sensitivity analysis expresses the potential gain or loss in fair value, over a selected time period, from one or more selected hypothetical changes in interest rates which are reasonably possible in the near term. The Company performed detailed sensitivity analysis at December 31, 2000, for its interest rate-sensitive assets. Based on the recent change in market conditions in the first six months of 2001, the changes in market values of the Company's debt securities were reasonable given the expected range of results of this analysis and the other mitigating effects as previously described above.

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

The Company has modeled these scenarios, as a change in market interest rates could pose potential risks to the current profitability levels of this business. These movements in interest rates are also reasonably possible near-term scenarios given the current interest rate environment. In fact, interest rates have fluctuated modestly during the first six months of 2001 as previously described above, and there has been no significant direct impact to earnings which is consistent with the year-end 2000 analysis. The risks from rate changes are primarily due to changes in interest rate spreads, which are the differences between investment income earned and credited interest paid to policyholders. Also, the changes in interest rates can affect the level of surrenders and timing of cash flows related to policy liabilities.

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

Portfolio Analysis

The Company held net investments in mortgage loans totaling $189,212,000 and $195,665,000, or 5.8% and 6.1% of total invested assets, at June 30, 2001, and December 31, 2000, respectively. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

The diversification of the mortgage loan portfolio by geographic regions of the United States and by property type as of June 30, 2001, and December 31, 2000, is detailed below.
	June 30,	December 31,
Geographic Region:	2001	2000

West South Central	55.8%	57.1%
Mountain	20.4	20.0
Pacific	11.4	11.0
South Atlantic	4.0	4.6
East South Central	3.9	3.8
Other	4.5	3.5

Totals	100.0%	100.0%

	June 30,	December 31,
Property Type:	2001	2000

Retail	62.7%	62.0%
Office	22.7	23.0
Hotel/Motel	6.5	6.5
Land/Lots	2.8	3.1
Nursing homes	1.9	2.0
Apartment	1.1	1.0
Other	2.3	2.4

Totals	100.0%	100.0%

As of June 30, 2001, the allowance for possible losses on mortgage loans was $4,215,000. No additions were made to the allowance in the first six months of 2001. Although management believes that the current balance is adequate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the West South Central region which includes Texas, Louisiana, Oklahoma, and Arkansas, as this area contains the highest concentrations of the Company's mortgage loans.

The Company currently places all loans past due three months or more on nonaccrual status, thus recognizing no interest income on the loans. At June 30, 2001, and December 31, 2000, the Company had mortgage loan principal balances on nonaccrual status totaling $3,019,000 and $2,983,000, respectively. Also, the Company will at times restructure mortgage loans under certain conditions, which may involve changes in interest rates, payment terms, or other modifications. The Company had mortgage loan principal balances with restructured terms totaling $7,623,000 and $7,749,000 at June 30, 2001, and December 31, 2000, respectively. For the three months ended June 30, 2001 and 2000, the reductions in interest income due to nonaccrual and restructured mortgage loans totaled approximately $155,000 for both periods.

The Company owns real estate that was acquired through foreclosure and through direct investment totaling $13,176,000 and $14,683,000 at June 30, 2001, and December 31, 2000, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The Company recognized operating income on these properties of approximately $271,000 and $395,000 for the six months ended June 30, 2001 and 2000, respectively.

The Company monitors the conditions and market values of these properties on a regular basis. No realized losses were recognized due to declines in values of properties for the six months ended June 30, 2001 and 2000. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Consolidated Operations

Summary of Consolidated Operating Results

A summary of operating results for the three months ended June 30, 2001 and 2000 is provided below:
	Three Months Ended June 30,
	2001	2000
	(In thousands, except per share data)

Revenues:
Revenues, excluding realized investment
gains (losses) and index options	$87,163	89,728
Index options	(1,222)	(12,490)
Realized gains (losses) on investments	326	(5,832)

Total revenues	$86,267	71,406

Earnings:
Earnings from operations	$16,020	11,384
Net realized gains (losses) on investments	212	(3,791)

Net earnings	$16,232	7,593

Basic Earnings Per Share:
Earnings from operations	$4.56	3.25
Net realized gains (losses) on investments	0.06	(1.08)

Net earnings	$4.62	2.17

Diluted Earnings Per Share:
Earnings from operations	$4.53	3.24
Net realized gains (losses) on investments	0.06	(1.08)

Net earnings	$4.59	2.16

Consolidated Operating Results: For the three months ended June 30, 2001, the Company recorded net earnings of $16,232,000 compared to net earnings of $7,593,000 for the second quarter of 2000. Included in net earnings are realized gains on investments totaling $212,000, net of taxes, for the 2001 second quarter compared to realized losses of $3,791,000 for the comparable 2000 quarter.

Earnings from operations, excluding net realized gains and losses on investments totaled $16,020,000 for the quarter ended June 30, 2001, compared to $11,384,000 for the second quarter of 2000. The higher earnings for the second quarter of 2001 were primarily due to higher investment income and increased earnings from the Company's equity-indexed annuity business. Additionally, the second quarter results reflect improved policy persistency, particularly with respect to the Company's annuity products. The Company also experienced lower operating expenses and amortization of deferred policy acquisition costs during 2001, which contributed to higher comparative earnings. However, policy contract revenues were lower in 2001 than the comparable 2000 quarter, tempering the increase in earnings. While policy contract revenues for the second quarter of 2001 were strong, comparative 2000 revenues were unusually high due to significantly higher policy surrenders with the associated surrender charges recorded as revenue during the period.

The higher earnings in the Company's equity-indexed annuity business were the result of steadier stock market performance during the 2001 second quarter as compared to the declining market in the second quarter of 2000. Additionally, policy liabilities for equity-indexed annuities were lower in the 2001 second quarter than the comparable 2000 period as a result of new accounting guidance pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Final interpretive guidance was cleared by the FASB in April, 2001, subsequent to the Company's initial January 1, 2001, adoption of SFAS No. 133, producing an additional reduction in policy liabilities which contributed over $1.8 million, net of taxes, to 2001 second quarter earnings. Equity-indexed annuities combine features associated with traditional fixed annuities, such as guaranteed minimum interest rates, with the option to have interest rates linked in part to the S&P 500 Index®. To provide the potential higher returns required to be paid on these products, the Company purchases index options for hedging purposes in addition to investing in traditional debt securities.

The Company recorded gains on investments, net of taxes, totaling $212,000 for the quarter ended June 30, 2001, compared to losses of $3,791,000 for the second quarter of 2000. The gains in the 2001 second quarter were primarily from sales of investments in debt securities, offset by a security impairment writedown. The losses in the second quarter of 2000 were primarily for an impairment writedown for a debt security which defaulted during that quarter.

Net Investment Income:  Net investment income increased significantly from the second quarter of 2000, totaling $61,814,000 and $48,815,000 for the quarters ended June 30, 2001 and 2000, respectively. While investment income from debt securities and policy loans are consistent with levels and changes in corresponding investment principal balances, the higher investment income is almost entirely due to index options. Smaller decreases in fair values of index options used to hedge the equity return component of the Company's equity-indexed annuity products resulted in higher investment income for the second quarter of 2001 compared to the 2000 second quarter. The index options, which act as hedges to match closely the returns on the S&P 500 Index®, are reported at fair value in the accompanying financial statements. The changes in the values of the index options and the credited interest on policyholder liabilities for equity-indexed annuities are both reflected in the statement of earnings. The reduction to investment income from index options for the quarter ended June 30, 2001, totaled $1,222,000. However, comparative income reductions from index options totaled $12,490,000 for the quarter ended June 30, 2000. Fluctuations in index option income is directly attributable to the performance of the S&P 500 Index® during the applicable periods. While net investment income was lower due to these options, these reductions were partially offset by lower annuity contract interest expense as the credited return on the Company's equity-indexed annuities are also based on the same S&P 500 Index ®.

While significantly lower in magnitude than the results from index options, the increase in investment income during the second quarter of 2001 was partially due to additional income from mortgage loans and other invested assets. Investment income from mortgage loans increased from $4,726,000 for the quarter ended June 30, 2000 to $4,809,000 for the comparable 2001 quarter, primarily due to additional recognition of deferred loan commitment fee income. Also, other investment income totaling $4,071,000 for the 2001 second quarter increased $1,281,000 from the prior year comparable quarter. This increase was primarily from additional earnings of a real estate joint venture resulting from a long-term lease settlement.

A detail of net investment income is provided below:
	Three Months Ended June 30,
	2001	2000
	(In thousands)
Investment income:
Debt securities	$53,265	52,894
Mortgage loans	4,809	4,726
Policy loans	2,023	2,040
Index options	(1,222)	(12,490)
Other investment income	4,071	2,790

Total investment income	62,946	49,960
Investment expenses	1,132	1,145

Net investment income	$61,814	48,815

Other Income:  Other income totaled $1,394,000 and $139,000 for the quarters ended June 30, 2001 and 2000, respectively. Other income for 2001 was substantially higher due to revenues from the Company's nursing home operations, which began in July, 2000. These revenues, totaling $1,343,000, were offset by nursing home operating expenses totaling $1,197,000 which are reflected in other operating expenses in the accompanying condensed consolidated financial statements.

Realized Gains and Losses on Investments:  The Company recorded realized gains of $326,000 and realized losses of $5,832,000 in the second quarters of 2001 and 2000, respectively. As previously described, the gains and losses were primarily related to investments in debt securities. The 2001 second quarter gains are net of an $800,000 impairment writedown related to a debt security in which a complete recovery of the investment is not currently expected. The loss in the second quarter of 2000 is primarily due to an other than temporary impairment writedown for a specific debt security which defaulted during the quarter. The Company=s policy is to record an impairment writedown when a decline in value is other than temporary and full recovery of the investment cost is not expected. Overall, the Company=s debt securities portfolio remains high quality with small holdings of below investment grade securities, particularly in comparison to life insurance industry averages.

Life and Other Policy Benefits:  These expenses in 2001 and 2000 totaled $9,472,000 and $9,501,000, respectively. The majority of these benefits are life insurance death claims. Mortality claims experience typically fluctuates from period to period, and such deviations are not uncommon in the life insurance industry. However, the Company utilizes reinsurance to help minimize its exposure to adverse mortality experience. The Company's general policy is to reinsure amounts in excess of $200,000 on the life of any one individual. A comparative detail of life and other policy benefits is provided below:

	Three Months Ended June 30,
	2001	2000
	(In thousands)

Life insurance death claims	$6,868	6,482
Surrenders of traditional products	1,947	2,658
Other policy benefits	657	361

Totals	$9,472	9,501

Universal Life and Investment Annuity Contract Interest:  The Company closely monitors its credited interest rates, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. Rates are established or adjusted after careful consideration and evaluation of these factors against established objectives. As market interest rates fluctuate, the Company's credited interest rates are often adjusted accordingly, while also taking into consideration other factors as described above. Contract interest totaled $34.8 million and $32.8 million for the quarters ended June 30, 2001 and 2000, respectively. This increase is primarily related to the Company's annuity business.

Other Operating Expenses: Other operating expenses totaled $7,644,000 and $7,360,000 for the quarters ended June 30, 2001 and 2000, respectively. Other operating expenses for 2001 were higher due to expenses totaling $1,197,000 from the Company's nursing home operations. These expenses totaled only $240,000 in the second quarter of 2000. As previously described, nursing home operations generated revenues totaling $1,343,000 for the quarter ended June 30, 2001, which were reflected as other income in the accompanying consolidated financial statements. Operating results for the nursing home are continuing to improve as the nursing home facility is near full occupancy at the end of its first year of operations. The increase in other operating expenses from nursing home operations was partially offset by reductions in expenses related to uncollectible agent balances and lower guaranty fund assessments.

Federal Income Taxes:  Federal income taxes include no unusual items as effective tax rates for the quarters ended June 30, 2001 and 2000 were 34.1% and 34.0%, respectively.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the quarters ended June 30, 2001 and 2000 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Segment earnings:

June 30, 2001	$1,258	2,273	10,868	1,621	16,020

June 30, 2000	$1,971	1,871	6,228	1,314	11,384

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

Earnings for the domestic life insurance operating segment were $1,258,000 and $1,971,000 for the three months ended June 30, 2001 and 2000, respectively. The decrease in earnings in 2001 is primarily due to higher amortization of deferred policy acquisition costs and modest decreases in premiums and other contract revenue.

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below:
	Three Months Ended June 30,
Domestic Life Insurance Operations:	2001	2000
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$5,834	6,007
Net investment income	6,437	6,563
Other income	4	22

Total premiums and other revenue	12,275	12,592

Benefits and expenses:
Policy benefits	4,223	4,305
Amortization of deferred policy acquisition costs	1,458	572
Universal life insurance contract interest	2,427	2,418
Other operating expenses	2,260	2,297

Total benefits and expenses	10,368	9,592

Segment earnings before Federal income taxes	1,907	3,000

Federal income taxes	649	1,029

Segment earnings	$1,258	1,971

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
	Three Months Ended June 30,
	2001	2000
	(In thousands)

Universal life insurance:
Cost of insurance	$3,082	3,037
Surrender charges	413	476
Policy fees and other revenues	398	170
Traditional life insurance premiums	1,941	2,324

Totals	$5,834	6,007

Actual universal life insurance deposits collected for the quarters ended June 30, 2001 and 2000 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles").
	Three Months Ended June 30,
	2001	2000
	(In thousands)

Universal life insurance:
First year and single premiums	$413	1,281
Renewal premiums	3,760	3,676

Totals	$4,173	4,957

Deposits collected for first year and single premium universal life insurance have been steadily declining over the past year. In response to this decrease in production, the Company has refocused marketing efforts on domestic life insurance sales. Most significantly, the Company has hired a new chief marketing officer for the domestic life insurance and annuity segments. Company goals include continuing pursuit of niche market opportunities in the domestic market to increase life insurance production. The Company anticipates the release of several new life insurance products in the third quarter of 2001. The new products will include both traditional and universal life insurance. Also, although recent production has been lower, the Company's life insurance in force for universal life products continues to increase, resulting in higher cost of insurance revenues as detailed earlier.

Policy benefits were relatively consistent totaling $4,223,000 in the second quarter of 2001 compared to $4,305,000 for the comparable 2000 period. Policy benefits include primarily insurance death claims, traditional life insurance surrenders, and changes in liabilities for future policy benefits for traditional products.

Universal life insurance contract interest increased only slightly to $2,427,000 in 2001 compared to $2,418,000 in 2000. This interest is consistent with the small growth of this block of business.

Amortization of deferred policy acquisition costs was significantly lower in 2000 totaling $572,000 compared to $1,458,000 in 2001. These expenses represent the amortization of the costs of acquiring or producing new business, which consists primarily of agents' commissions. The majority of such costs are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted by the level of policy surrenders, lapses, and benefit claims. The lower amortization in 2000 resulted from adjustments to deferred policy acquisition costs as anticipated future gross profits on domestic blocks of business were revised. As a result, 2000 amortization was unusually low and the amortization for 2001 is more consistent with historical levels.

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

Earnings for the international life insurance operating segment were $2,273,000 and $1,871,000 for the quarters ended June 30, 2001 and 2000, respectively. Earnings in 2001 were higher primarily due to lower amortization of deferred policy acquisition costs, tempered somewhat by increases in policy benefits.

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below:
	Three Months Ended June 30,
International Life Insurance Operations:	2001	2000
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$11,046	11,022
Net investment income	5,643	5,769
Other income	6	2

Total premiums and other revenue	16,695	16,793

Benefits and expenses:
Policy benefits	4,423	4,144
Amortization of deferred policy acquisition costs	2,866	3,794
Universal life insurance contract interest	4,042	3,956
Other operating expenses	1,915	2,049

Total benefits and expenses	13,246	13,943

Segment earnings before Federal income taxes	3,449	2,850

Federal income taxes	1,176	979

Segment earnings	$2,273	1,871

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
	Three Months Ended June 30,
	2001	2000
	(In thousands)

Universal life insurance:
Cost of insurance	$8,238	7,667
Surrender charges	1,739	1,882
Policy fees and other revenues	1,055	919
Traditional life insurance premiums	14	554

Totals	$11,046	11,022

Actual universal life insurance deposits collected for the quarters ended June 30, 2001 and 2000 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles. Deposits and universal life insurance in force continue to grow, which corresponds to the previously described increases in cost of insurance revenues.
	Three Months Ended June 30,
	2001	2000
	(In thousands)

Universal life insurance:
First year and single premiums	$3,854	3,376
Renewal premiums	9,721	9,569

Totals	$13,575	12,945

Policy benefits, which consist primarily of life insurance death claims, were higher in 2001 totaling $4.4 million compared to $4.1 million for 2000. Mortality claims fluctuate from period to period and these deviations, which can at times be significant, are not uncommon in the life insurance industry. However, as the international block of life insurance in force grows, life insurance death claims will naturally trend higher. Additionally, the Company utilizes reinsurance to help minimize its exposure to adverse mortality experience. The Company's general policy is to reinsure amounts in excess of $200,000 on the life of any one individual.

Amortization of deferred policy acquisition costs decreased from $3,794,000 in 2000 to $2,866,000 in 2001. As previously described, the majority of such costs are amortized in direct relation to anticipated future gross profits of the applicable blocks of business. Additionally amortization is impacted by levels of policy surrenders, lapses, and benefit claims. The decrease in amortization for 2001 is due to adjustments during the quarter for anticipated future gross profits and lower policy surrenders.

Universal life insurance contract interest was slightly higher totaling $4,042,000 and $3,956,000 in 2001 and 2000, respectively. While international universal life insurance is growing, contract interest can fluctuate due to changes in credited interest rates on policies and policyholder persistency bonuses. Certain international products are credited with bonus interest if the policies remain in force for specified times, which can cause fluctuations from period to period.

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

Earnings for the annuity operating segment were $10,868,000 and $6,228,000 for the quarters ended June 30, 2001 and 2000, respectively. Earnings for 2001 were significantly higher due to the Company's equity-indexed annuity business. As described in more detail later in this section, segment earnings for annuity operations increased largely as a result of steadier stock market conditions during the second quarter of 2001 and the corresponding impact on equity-indexed annuity products and index options used to hedge the equity return component of these annuities. Additionally, policy liabilities for equity-indexed annuities were lower in the 2001 second quarter than the comparable 2000 period as a result of new accounting guidance pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Finally, while premiums and contract revenues were significantly lower in 2001, these revenue declines were more than offset by the items described above and by lower amortization of deferred policy acquisition costs and other operating expenses.

A comparative analysis of results of operations for the Company's annuity segment is detailed below:
	Three Months Ended June 30,
Annuity Operations:	2001	2000
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$5,853	11,255
Net investment income	47,422	34,246
Other income	40	115

Total premiums and other revenue	53,315	45,616

Benefits and expenses:
Policy benefits	24	41
Amortization of deferred policy acquisition costs	6,189	6,927
Annuity contract interest	28,345	26,386
Other operating expenses	2,273	2,774

Total benefits and expenses	36,831	36,128

Segment earnings before Federal income taxes	16,484	9,488

Federal income taxes	5,616	3,260

Segment earnings	$10,868	6,228

Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. Annuitizations result in transfers of policies from deferred to immediate or payout status. The deferred revenues related to these annuities are amortized into income during the payout period.

Surrender charge revenues were down 55% in 2001 compared to 2000 due to decreases in surrender charges from both two-tier and single-tier annuities. Total annuity policy surrenders were actually down 46% from 2000 to 2001. While single-tier annuity policy surrenders decreased 38% in 2001, two-tier annuity policy surrenders, which typically have much higher surrender charges, declined over 67%. This decline in surrenders and related income from two-tier annuities is not unexpected and could continue, since this is a closed block of business. The Company has not sold two-tier annuities since 1992. However, surrenders for all annuities were abnormally high in the second quarter of 2000 compared to historical levels and surrender activity has diminished substantially since that period. A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended June 30,
	2001	2000
	(In thousands)

Surrender charges:
Single-tier annuities	$2,571	4,261
Two-tier annuities	1,757	5,414

Total surrender charges	4,328	9,675
Payout annuity and other revenues	1,512	1,558
Traditional annuity premiums	13	22

Totals	$5,853	11,255

Actual annuity deposits collected for the quarters ended June 30, 2001 and 2000 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.
	Three Months Ended June 30,
	2001	2000
	(In thousands)

Deferred annuities:
Equity-indexed	$13,109	27,083
Other	61,318	52,720

Total deferred annuities	74,427	79,803
Immediate annuities	3,779	6,275

Totals	$78,206	86,078

Although total annuity deposits for the quarter ended June 30, 2001, were lower than the comparable 2000 period, the decline is primarily attributable to equity-indexed annuities. However, sales of the Company's other deferred annuity products increased significantly, reflecting growth of 16.3% for the second quarter of 2001.

Although sales were lower in 2001, equity-indexed annuities continue to be significant products in the Company's annuity portfolio. The Company's equity-indexed annuities are flexible premium deferred annuities which combine the features associated with traditional fixed annuities, with the option to have interest rates that are linked in part to the S&P 500 Index®. These annuities are long-term contracts designed as planning vehicles for retirement security. These annuities are attractive to customers, as they have guaranteed minimum interest rates, coupled with the potential for significantly higher returns based on an equity index component. Also, because the Company does not offer variable products or mutual funds, these products provide a key equity-based alternative to the Company's existing fixed annuity products. In conjunction with the sale of these annuities, the Company uses an investment hedging program to provide the potential higher returns that could be paid on these products. Specifically, the Company purchases index options from highly rated banks and brokerage firms. These index options act as hedges to match closely the returns based on the S&P 500 Index® which may be paid to policyholders.

Sales of equity-indexed annuities declined during the year ended December 31, 2000, primarily due to volatility in the stock market. The lower production level has continued in the first half of 2001, which is consistent with the poor performance of the stock market. This volatility affects both the immediate demand for these annuities and the pricing of these products. Increased product costs from stock market volatility, including costs of index options used to hedge the equity return component of these annuities and lower policyholder asset fees, can reduce potential credited interest to policyholders.

Net investment income for the second quarters of 2001 and 2000 totaled $47,422,000 and $34,246,000, respectively. As previously described in "Summary of Consolidated Operating Results," the substantial increase in net investment income is primarily due to higher income from index options. Smaller decreases in fair values of index options used to hedge the equity return component of the Company's equity-indexed annuity products resulted in higher investment income for the second quarter of 2001 compared to the 2000 second quarter. The increase is directly attributable to the improved performance in the S&P 500 Index® over the same period. Excluding index option losses from investment income in the annuity segment results in net investment income totaling $48,644,000 and $46,736,000 for 2001 and 2000, respectively. These amounts reflect investment income which is more consistent with the current levels of annuity business excluding equity-indexed products. The increases also reflect the impact of additional investment income from mortgage loans and other invested assets as previously described in "Summary of Consolidated Operating Results."

Amortization of deferred policy acquisition costs represents the amortization of the costs of acquiring or producing new business, primarily agents' commissions, the majority of which are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted by the level and type of policy surrenders. Amortization for 2001 and 2000 was $6,189,000 and $6,927,000, respectively. The decrease in amortization in 2001 is consistent with the decrease in annuity policy surrenders as previously described.

Annuity contract interest for the quarters ended June 30, 2001 and 2000 totaled $28.3 million and $26.4 million, respectively. Contract interest on equity-indexed annuities was actually negative for both quarters totaling $2.3 million and $1.8 million for the quarters ended June 30, 2001 and 2000, respectively. Negative interest typically results from declines in the S&P 500 Index® during the applicable periods. Declines result in the reversal of contract interest previously recognized, as the equity-return component of these annuities decrease, reducing the amount to be paid to policyholders. However, policy liabilities and corresponding contract interest for equity-indexed annuities were lower in the 2001 second quarter than the comparable 2000 period as a result of new accounting guidance pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Final interpretive guidance was cleared by the FASB in April, 2001, subsequent to the Company's initial January 1, 2001, adoption of SFAS No. 133, producing an additional reduction in policy liabilities which reduced contract interest by over $2.8 million during the current quarter.

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

The impact of the above described equity-indexed annuity issues increased 2001 annuity operations earnings by approximately $6 million, net of taxes, over 2000 results. This block of business is the reason for the overall increase in earnings for the annuity operations segment in the 2001 second quarter, offsetting the significant declines in contract revenues as previously described.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has real estate, nursing home, and other investment operations through the following wholly owned subsidiaries: NWL Investments, Inc., NWL Properties, Inc., NWL 806 Main, Inc., NWL Services, Inc., and NWL Financial, Inc. Also, during January, 1999, the Company's wholly owned subsidiary, The Westcap Corporation, completed its Chapter 11 bankruptcy reorganization. With the reorganization complete, National Western transferred its investment real estate holdings to Westcap, and the subsidiary is now operating as a real estate management company. Earnings for these other operations totaled $1,621,000 and $1,314,000 for the second quarters of 2001 and 2000, respectively.

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

During the first quarter of 2000, the Company acquired a nursing home facility through an affiliated limited partnership. The acquisition, which totaled approximately $6.6 million, was made by a newly formed limited partnership, the partners of which are downstream subsidiaries of National Western. The nursing home facility, which opened in late July, 2000, is operated by an affiliated limited partnership, and the financial operating results are consolidated with those of the Company. Daily operations and management of the nursing home are performed by an experienced management company through a contract with the limited partnership. Operating income, before taxes, from nursing home operations totaled $146,000 for the 2001 second quarter.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Consolidated Operations

Summary of Consolidated Operating Results

A summary of operating results for the six months ended June 30, 2001 and 2000 is provided below:
	Six Months Ended June 30,
	2001	2000
	(In thousands, except per share data)

Revenues:
Revenues, excluding realized investment
gains (losses) and index options	$171,827	172,583
Index options	(8,550)	(14,215)
Realized gains (losses) on investments	424	(6,412)

Total revenues	$163,701	151,956

Earnings:
Earnings from operations	$24,922	24,094
Net realized gains (losses) on investments	276	(4,168)
Cumulative effect of change in accounting
for equity-indexed annuities	2,134	-

Net earnings	$27,332	19,926

Basic Earnings Per Share:
Earnings from operations	$7.10	6.88
Net realized gains (losses) on investments	0.08	(1.19)
Cumulative effect of change in accounting
for equity-indexed annuities	0.61	-

Net earnings	$7.79	5.69

Diluted Earnings Per Share:
Earnings from operations	$7.05	6.85
Net realized gains (losses) on investments	0.08	(1.19)
Cumulative effect of change in accounting
for equity-indexed annuities	0.60	-

Net earnings	$7.73	5.66

Consolidated Operating Results:  For the six months ended June 30, 2001, the Company recorded net earnings of $27,332,000 compared to net earnings of $19,926,000 for the comparable 2000 period. Included in 2001 net earnings is a $2,134,000 cumulative effect adjustment increasing earnings. As described in detail in Note 4 of the accompanying condensed consolidated financial statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of this new accounting statement resulted in a change in accounting for the Company's equity-indexed annuities, which reduced policy liabilities for these products by $3,283,000 as of January 1, 2001. This reduction in policy liabilities increased net earnings and was reflected as a $2,134,000 cumulative effect adjustment, net of taxes of $1,149,000, for the six months ended June 30, 2001. Also significantly impacting comparative earnings are realized gains and losses on investments. The Company recorded realized losses on investments, net of taxes, totaling $4,168,000 for the six months ended June 30, 2000, compared to gains of $276,000 for the first six months of 2001. The losses in 2000 are primarily due to an other than temporary impairment writedown for a specific debt security which defaulted during the second quarter as previously described.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the six months ended June 30, 2001 and 2000 is provided below. The segment earnings exclude realized gains and losses on investments and cumulative effects of changes in accounting principles, net of taxes.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Segment earnings:

June 30, 2001	$1,845	3,201	17,852	2,024	24,922

June 30, 2000	$3,670	4,267	14,499	1,658	24,094

Domestic Life Insurance Operations

Earnings for the domestic life insurance operating segment were $1,845,000 and $3,670,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease in earnings in 2001 is primarily due to higher policy benefits and amortization of deferred policy acquisition costs.

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below:
	Six Months Ended June 30,
Domestic Life Insurance Operations:	2001	2000
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$11,624	11,937
Net investment income	12,829	13,035
Other income	11	22

Total premiums and other revenue	24,464	24,994

Benefits and expenses:
Policy benefits	9,090	8,198
Amortization of deferred policy acquisition costs	3,301	2,198
Universal life insurance contract interest	4,867	4,640
Other operating expenses	4,408	4,383

Total benefits and expenses	21,666	19,419

Segment earnings before Federal income taxes	2,798	5,575

Federal income taxes	953	1,905

Segment earnings	$1,845	3,670

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
	Six Months Ended June 30,
	2001	2000
	(In thousands)

Universal life insurance:
Cost of insurance	$6,174	6,060
Surrender charges	864	958
Policy fees and other revenues	575	613
Traditional life insurance premiums	4,011	4,306

Totals	$11,624	11,937

Actual universal life insurance deposits, which are recorded directly to policyholder liabilities upon receipt, for the six months ended June 30, 2001 and 2000 are detailed below.

	Six Months Ended June 30,
	2001	2000
	(In thousands)

Universal life insurance:
First year and single premiums	$869	2,891
Renewal premiums	7,428	7,344

Totals	$8,297	10,235

Policy benefits were significantly higher in the first six months of 2001 totaling $9,090,000 compared to $8,198,000 for the comparable 2000 period. Policy benefits include primarily insurance death claims, traditional life insurance surrenders, and changes in liabilities for future policy benefits for traditional products.

Amortization of deferred policy acquisition costs increased from $2,198,000 in 2000 to $3,301,000 in 2001. As previously described for the three months ended June 30, 2000, lower amortization in 2000 resulted from adjustments to deferred policy acquisition costs as anticipated future gross profits on domestic blocks of business were revised. As a result, 2000 amortization was unusually low and the amortization for 2001 is more consistent with historical levels.

International Life Insurance Operations

Earnings for the international life insurance operating segment were $3,201,000 and $4,267,000 for the six months ended June 30, 2001 and 2000, respectively. Earnings in 2001 were lower primarily due to increases in policy benefits and other operating expenses, offset partially by a decrease in amortization of deferred policy acquisition costs.

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below:
	Six Months Ended June 30,
International Life Insurance Operations:	2001	2000
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$22,284	21,708
Net investment income	11,272	11,419
Other income	12	29

Total premiums and other revenue	33,568	33,156

Benefits and expenses:
Policy benefits	10,033	7,794
Amortization of deferred policy acquisition costs	6,098	6,951
Universal life insurance contract interest	7,962	7,886
Other operating expenses	4,620	4,043

Total benefits and expenses	28,713	26,674

Segment earnings before Federal income taxes	4,855	6,482

Federal income taxes	1,654	2,215

Segment earnings	$3,201	4,267

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. However, sales efforts concentrate on universal life insurance. The primary revenue source from universal life insurance, cost of insurance revenues, continues to increase as the international block of business grows. A comparative detail of premiums and contract revenues is provided below:
	Six Months Ended June 30,
	2001	2000
	(In thousands)

Universal life insurance:
Cost of insurance	$16,335	15,283
Surrender charges	3,539	3,773
Policy fees and other revenues	2,060	1,722
Traditional life insurance premiums	350	930

Totals	$22,284	21,708

Actual universal life insurance deposits collected for the six months ended June 30, 2001 and 2000 are detailed below. Deposits and universal life insurance in force continue to grow, which corresponds to the previously described increases in cost of insurance revenues.
	Six Months Ended June 30,
	2001	2000
	(In thousands)

Universal life insurance:
First year and single premiums	$7,551	6,499
Renewal premiums	18,713	17,912

Totals	$26,264	24,411

Policy benefits, which consist primarily of life insurance death claims, were abnormally high in 2001 totaling $10.0 million compared to $7.8 million for 2000. As previously described for the three months ended June 30, 2001, mortality claims fluctuate from period to period and these deviations, which can at times be significant, are not uncommon in the life insurance industry. However, as the international block of life insurance in force grows, life insurance death claims will naturally trend higher.

Other operating expenses totaled $4.6 million and $4.0 million in 2001 and 2000, respectively. The increase in expenses is partially due to adjustments to compensation costs related to employee vacation benefits. The increase in expenses was also impacted by higher expense allocations to the international life insurance segment compared to the domestic life insurance and annuity segments based on relative premium production levels.

Annuity Operations

Earnings for the annuity operating segment were $17,852,000 and $14,499,000 for the six months ended June 30, 2001 and 2000, respectively. Earnings for 2001 were higher principally for the same reasons as previously described for the three months ended June 30, 2001. Most of the increase was due to the Company's equity-indexed annuity business.

A comparative analysis of results of operations for the Company's annuity segment is detailed below:
	Six Months Ended June 30,
Annuity Operations:	2001	2000
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$12,659	17,914
Net investment income	87,167	79,342
Other income	91	203

Total premiums and other revenue	99,917	97,459

Benefits and expenses:
Policy benefits	141	108
Amortization of deferred policy acquisition costs	13,086	13,029
Annuity contract interest	55,036	56,885
Other operating expenses	4,580	5,411

Total benefits and expenses	72,843	75,433

Segment earnings before Federal income taxes	27,074	22,026

Federal income taxes	9,222	7,527

Segment earnings	$17,852	14,499

Premiums and annuity contract revenues were down $5,255,000, or 29%, from $17,914,000 in 2000 to $12,659,000 in 2001. This decrease is due to lower surrender charge revenues from both two-tier and single-tier annuities. As previously described for the three months ended June 30, 2000, actual policy surrenders were abnormally high during the second quarter of 2000 resulting in increased revenues in the prior year. However, this unusually high rate of surrenders has diminished substantially since that period to amounts more consistent with historical levels. A comparative detail of the components of premiums and annuity contract revenues is provided below.
	Six Months Ended June 30,
	2001	2000
	(In thousands)

Surrender charges:
Single-tier annuities	$5,494	6,428
Two-tier annuities	4,296	8,466

Total surrender charges	9,790	14,894
Payout annuity and other revenues	2,842	2,984
Traditional annuity premiums	27	36

Totals	$12,659	17,914

Annuity deposits for 2001 reflect a decline of 16.3% compared to the same period of 2000, resulting primarily from decreases in equity-indexed annuity deposits. Sales of these annuities continue to slow, largely a result of volatility in the stock market as previously described for the quarter ended June 30, 2001. Some of the decline in equity-indexed annuity sales is being countered with increases in sales of other deferred annuities, which reflect growth of 15.0% for 2001. Actual annuity deposits collected for the six months ended June 30, 2001 and 2000 are detailed below.
	Six Months Ended June 30,
	2001	2000
	(In thousands)

Deferred annuities:
Equity-indexed	$23,751	61,322
Other	119,700	104,077

Total deferred annuities	143,451	165,399
Immediate annuities	6,732	14,000

Totals	$150,183	179,399

Net investment income for the six months ended June 30, 2001 and 2000 totaled $87,167,000 and $79,342,000, respectively. Changes in fair values of index options resulted in a reduction to net investment income totaling $14,215,000 for the six months ended June 30, 2000. For the comparable 2001 period, changes in fair values of index options resulted in a reduction to net investment income totaling $8,550,000. Index options are used to hedge the equity return component of the Company's equity-indexed annuities. Fluctuations in the income from index options correlates to the performance of the stock market, more specifically the S&P Index®. Although the performance of the stock market improved in the second quarter of 2001 in comparison to 2000, the index options still resulted in reductions to net investment income in both periods. However, the improvement in 2001 had a substantially positive impact by increasing comparative investment income and, correspondingly, earnings for the annuity operations segment.

Annuity contract interest for the six months ended June 30, 2001 and 2000 totaled $55.0 million and $56.9 million, respectively. The decrease in 2001 interest is due to negative contract interest on equity-indexed annuities totaling $3.1 million compared to positive interest totaling $98,000 for 2000. Negative interest typically results from declines in the S&P 500 Index® during the applicable periods. However, the reduction in contract interest for 2001 is primarily related to an adjustment to equity-indexed annuity policy liabilities as previously described for the three months ended June 30, 2001. Final interpretive guidance was cleared by the FASB in April, 2001, subsequent to the Company's initial January 1, 2001, adoption of SFAS No. 133, producing an additional reduction in policy liabilities which reduced contract interest by over $2.8 million in 2001.

Other operating expenses totaled $4,580,000 and $5,411,000 for the six months ended June 30, 2001 and 2000, respectively. Amounts were lower in 2001 due to reductions in expenses related to uncollectible agent balances and lower guaranty fund assessments.

Other Operations

As previously described for the three months ended June 30, 2001, National Western has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Earnings for these other operations totaled $2,024,000 and $1,658,000 for the six months ended June 30, 2001 and 2000, respectively. Currently, most of the income from these operations is from a life interest in the Libbie Shearn Moody Trust.

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

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $65.8 million and $77.1 million for the six months ended June 30, 2001 and 2000, respectively. Financing activities, which includes universal life and investment annuity deposit product operations, reflected net cash outflows of $36.9 million and $21.8 million for 2001 and 2000, respectively. Contributing to the cash outflow position was declining annuity production due primarily to lower equity-indexed annuity sales, which have been affected by the volatility and poor performance of the stock market. While premium production was higher in 2000 than 2001, this additional cash flow was offset by significantly higher annuity surrenders during the same period. However, the surrender activity was much lower in the six months ended June 30, 2001, as compared to the same period of 2000. The Company primarily used cash generated from operations and some short-term borrowings to manage these negative cash flows.

The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $59.7 million and $39.0 million for the six months ended June 30, 2001 and 2000, respectively. The Company also expects significant cash flows from these sources throughout the remainder of 2001.

Capital Resources

The Company relies on stockholders' equity for its capital resources, as there has been no long-term debt outstanding in 2001 or recent years. The Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 2001.

Stockholders' equity totaled $533.2 million at June 30, 2001, reflecting an increase of $33.1 million from December 31, 2000. The increase in capital is primarily from net earnings of $27.3 million and an increase in net unrealized gains on investment securities totaling $5.2 million during the first six months of 2001. The increase in unrealized gains was primarily due to decreases in market interest rates during the first quarter of 2001 which raised market values of the Company's holdings in its securities available for sale portfolio. Book value per share at June 30, 2001, was $151.93, reflecting a 6.5% increase from December 31, 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 22, 2001, the stockholders voted upon the following matters at the annual stockholders meeting:

(a) The election of Class A directors to serve one-year terms. The results of the voting were as follows:
	For	Against

Robert L. Moody	3,113,794	35,239
Arthur O. Dummer	3,115,214	33,819
Harry L. Edwards	3,115,214	33,819
E.J. Pederson	3,114,732	34,301

(b) The election of Class B directors to serve one-year terms. The results of the voting were as follows:
	For	Against

E. Douglas McLeod	198,074	-
Charles D. Milos	198,074	-
Frances A. Moody	198,074	-
Ross R. Moody	198,074	-
Russell S. Moody	198,074	-
Louis E. Pauls, Jr.	198,074	-
	198,074	-

(c)  The adoption of the Second Amendment to the National Western Life Insurance Company 1995 Stock and Incentive Plan. The results of the voting were as follows:  For - 2,732,706;  Against - 94,454;  Abstain - 11,884. The amendment to the plan provides additional stock options for directors of National Western Life Insurance Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
Exhibit 10(w)	-	Second Amendment to the National Western Life Insurance Company
1995 Stock and Incentive Plan.

Exhibit 11	-	Computation of Earnings Per Share (filed on pages __ and __ of this report).

(b) Reports on Form 8-K

Reports on Form 8-K and Form 8-K/A effective April 20, 2001, were filed by the Company disclosing that the contractual appointment of KPMG LLP as independent auditors had not been renewed and that Deloitte & Touche LLP was approved as the Company's new independent auditors.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: August 13, 2001	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: August 13, 2001	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President -
Chief Financial & Administrative Officer,
and Treasurer
(Principal Financial Officer)

Date: August 13, 2001	/S/ Vincent L. Kasch
Vincent L. Kasch
Vice President - Controller
and Assistant Treasurer
(Principal Accounting Officer)