Form 10-Q
period 2001-09-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2001-11-14
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ 3 ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

Yes [ 3 ] No [ ]

As of November 12, 2001, the number of shares of Registrant's common stock outstanding was: Class A - 3,314,947 and Class B - 200,000.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
INDEX

Part I. Financial Information:	Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
September 30, 2001 (Unaudited) and December 31, 2000

Condensed Consolidated Statements of Earnings
For the Three Months Ended September 30, 2001 and 2000 (Unaudited)

Condensed Consolidated Statements of Earnings
For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2001 and 2000 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II. Other Information:

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit 10(x) - Bonus Agreement by and between National Western Life Insurance Company and Richard M. Edwards effective June 1, 2001

Exhibit 11 - Computation of Earnings per Share
For the Three Months Ended September 30, 2001 and 2000 (Unaudited)

Exhibit 11 - Computation of Earnings per Share
For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	September 30,	December 31,
ASSETS	2001	2000

Cash and investments:
Securities held to maturity, at amortized cost	$2,059,145	2,116,619
Securities available for sale, at fair value	933,735	735,110
Mortgage loans, net of allowances for
losses ($4,440 and $4,215)	184,077	195,665
Policy loans	104,044	110,956
Index options	1,460	5,402
Other long-term investments	47,326	37,386
Cash and short-term investments	17,837	22,665

Total cash and investments	3,347,624	3,223,803

Deferred policy acquisition costs	375,152	394,198
Accrued investment income	46,499	48,265
Federal income tax receivable	3,446	3,888
Deferred Federal income tax asset	-	3,576
Other assets	29,351	24,226

	$3,802,072	3,697,956

Note: The condensed consolidated balance sheet at December 31, 2000, has been derived from the audited financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2001	2000

LIABILITIES:

Future policy benefits:
Traditional life and annuity products	$157,388	159,840
Universal life and investment annuity contracts	3,007,809	2,979,407
Other policyholder liabilities	39,234	33,640
Federal income tax liabilities:
Current	7,589	222
Deferred	4,120	-
Other liabilities	36,866	24,741

Total liabilities	3,253,006	3,197,850

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,314,947 and
3,304,255 shares issued and outstanding in 2001 and 2000	3,315	3,304
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2001 and 2000	200	200
Additional paid-in capital	25,921	25,174
Accumulated other comprehensive income (loss)	9,576	(7,671)
Retained earnings	510,054	479,099

Total stockholders' equity	549,066	500,106

	$3,802,072	3,697,956

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2001 and 2000
(Unaudited)
(In thousands, except per share amounts)

	2001	2000

Premiums and other revenue:
Life and annuity premiums	$1,607	2,658
Universal life and investment annuity contract revenues	21,180	23,082
Net investment income	55,209	52,829
Other income	2,056	149
Realized losses on investments	(12,106)	(124)

Total premiums and other revenue	67,946	78,594

Benefits and expenses:
Life and other policy benefits	7,698	10,484
Decrease in liabilities for future policy benefits	(691)	(1,357)
Amortization of deferred policy acquisition costs	11,952	15,009
Universal life and investment annuity contract interest	35,207	33,701
Other operating expenses	8,334	7,112

Total benefits and expenses	62,500	64,949

Earnings before Federal income taxes	5,446	13,645

Provision (benefit) for Federal income taxes:
Current	6,925	7,927
Deferred	(5,102)	(3,288)

Total Federal income taxes	1,823	4,639

Net earnings	$3,623	9,006

Basic Earnings Per Share:
Net earnings	$1.03	2.57

Diluted Earnings Per Share:
Net earnings	$1.02	2.56

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2001 and 2000
(Unaudited)
(In thousands, except per share amounts)

	2001	2000

Premiums and other revenue:
Life and annuity premiums	$5,994	7,930
Universal life and investment annuity contract revenues	63,360	69,369
Net investment income	169,430	159,384
Other income	4,545	403
Realized losses on investments	(11,682)	(6,536)

Total premiums and other revenue	231,647	230,550

Benefits and expenses:
Life and other policy benefits	29,016	30,077
Decrease in liabilities for future policy benefits	(2,745)	(4,850)
Amortization of deferred policy acquisition costs	34,437	37,187
Universal life and investment annuity contract interest	103,072	103,112
Other operating expenses	24,199	21,189

Total benefits and expenses	187,979	186,715

Earnings before Federal income taxes	43,668	43,835

Provision (benefit) for Federal income taxes:
Current	17,586	17,432
Deferred	(2,739)	(2,529)

Total Federal income taxes	14,847	14,903

Earnings before cumulative effect of change in
accounting principle	28,821	28,932
Cumulative effect of change in accounting for equity-indexed
annuities, net of $1,149 of Federal income taxes	2,134	-

Net earnings	$30,955	28,932

Basic Earnings Per Share:
Earnings before cumulative effect of change in accounting principle	$8.21	8.26
Cumulative effect of change in accounting for equity-indexed annuities	0.61	-

Net earnings	$8.82	8.26

Diluted Earnings Per Share:
Earnings before cumulative effect of change in accounting principle	$8.15	8.22
Cumulative effect of change in accounting for equity-indexed annuities	0.60	-

Net earnings	$8.75	8.22

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2001 and 2000
(Unaudited)
(In thousands)

	2001	2000

Net earnings	$3,623	9,006

Other comprehensive income, net of effects of
deferred policy acquisition costs and taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during period	6,149	2,455
Reclassification adjustment for losses (gains)
included in net earnings	5,529	(25)
Amortization of net unrealized losses (gains)
related to transferred securities	141	(156)

Net unrealized gains on securities	11,819	2,274

Foreign currency translation adjustments	40	650

Other comprehensive income	11,859	2,924

Comprehensive income	$15,482	11,930

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2001 and 2000
(Unaudited)
(In thousands)

	2001	2000

Net earnings	$30,955	28,932

Other comprehensive income (loss), net of effects of
deferred policy acquisition costs and taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	16,442	(5,319)
Reclassification adjustment for losses included in net earnings	4,773	4,178
Amortization of net unrealized losses (gains)
related to transferred securities	914	(335)
Unrealized losses on securities transferred during period
from held to maturity to available for sale	-	(9,166)
Cumulative effect of change in accounting principle - transfers of securities from held to maturity to available for sale upon
adoption of Statement of Financial Accounting Standards No. 133	(5,148)	-

Net unrealized gains (losses) on securities	16,981	(10,642)

Foreign currency translation adjustments	266	1,008

Other comprehensive income (loss)	17,247	(9,634)

Comprehensive income	$48,202	19,298

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2001 and 2000
(Unaudited)
(In thousands)

	2001	2000

Common stock:
Balance at beginning of year	$3,504	3,501
Shares exercised under stock option plan	11	1

Balance at end of period	3,515	3,502

Additional paid-in capital:
Balance at beginning of year	25,174	25,028
Shares exercised under stock option plan	747	62

Balance at end of period	25,921	25,090

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on securities:
Balance at beginning of year	(11,282)	(6,412)
Change in unrealized gains (losses) during period	16,981	(10,642)

Balance at end of period	5,699	(17,054)

Foreign currency translation adjustments:
Balance at beginning of year	3,611	2,846
Change in translation adjustments during period	266	1,008

Balance at end of period	3,877	3,854

Accumulated other comprehensive income (loss) at end of period	9,576	(13,200)

Retained earnings:
Balance at beginning of year	479,099	450,559
Net earnings	30,955	28,932

Balance at end of period	510,054	479,491

Total stockholders' equity	$549,066	494,883

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001 and 2000
(Unaudited)
(In thousands)

	2001	2000

Cash flows from operating activities:
Net earnings	$30,955	28,932
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and investment annuity contract interest	103,072	103,112
Surrender charges and other policy revenues	(25,203)	(33,597)
Realized losses on investments	11,682	6,536
Accrual and amortization of investment income	(5,586)	(3,492)
Depreciation and amortization	921	816
Decrease (increase) in value of index options	(4,321)	15,961
Increase in deferred policy acquisition costs	(5,004)	(8,503)
Decrease in accrued investment income	1,766	1,304
Decrease (increase) in insurance receivables and other assets	(3,106)	305
Decrease in liability for future policy benefits	(2,745)	(4,850)
Increase in other policyholder liabilities	5,594	3,823
Increase (decrease) in Federal income taxes payable	6,431	(3,840)
Increase in other liabilities	2,019	11,754
Cumulative effect of change in accounting for
equity-indexed annuities, before taxes	(3,283)	-
Other	(1,517)	(582)

Net cash provided by operating activities	111,675	117,679

Cash flows from investing activities:
Proceeds from sales of:
Securities available for sale	66,991	15,167
Other investments	21,248	22,546
Proceeds from maturities and redemptions of:
Securities held to maturity	47,607	24,215
Securities available for sale	40,267	31,971
Purchases of:
Securities held to maturity	(163,956)	(64,815)
Securities available for sale	(77,578)	(20,935)
Other investments	(24,049)	(29,114)
Principal payments on mortgage loans	15,181	13,068
Cost of mortgage loans acquired	(3,706)	(30,949)
Decrease in policy loans	6,912	3,356
Other	(534)	(6,831)

Net cash used in investing activities	(71,617)	(42,321)

	(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Nine Months Ended September 30, 2001 and 2000
(Unaudited)
(In thousands)

	2001	2000

Cash flows from financing activities:
Deposits to account balances for universal life
and investment annuity contracts	$236,066	274,336
Return of account balances on universal life
and investment annuity contracts	(281,499)	(352,335)
Issuance of common stock under stock option plan	547	63

Net cash used in financing activities	(44,886)	(77,936)

Net decrease in cash and short-term investments	(4,828)	(2,578)
Cash and short-term investments at beginning of year	22,665	14,010

Cash and short-term investments at end of period	$17,837	11,432

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$111	363
Income taxes	8,722	19,529

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

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of its operations for the three months and nine months ended September 30, 2001 and 2000, and its cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the three months and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

(2)  STOCKHOLDERS' EQUITY

(A)  Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below:
	Nine Months Ended September 30,
	2001	2000
	(In thousands)

Common stock shares outstanding:
Shares outstanding at beginning of year	3,504	3,501
Shares exercised under stock option plan	11	1

Shares outstanding at end of period	3,515	3,502

(B)  Dividends

The Company paid no cash dividends on common stock during the nine months ended September 30, 2001 and 2000.

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

(3)  SEGMENT AND OTHER OPERATING INFORMATION

The Company's reportable operating segments include domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas. A summary of segment information for the three and nine months ended September 30, 2001 and 2000 is provided below.

Selected Segment Information:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

September 30, 2001:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$70,790	78,190	226,172	-	375,152
Total segment assets	409,668	404,609	2,911,114	51,495	3,776,886
Future policy benefits	320,898	303,126	2,541,173	-	3,165,197
Other policyholder liabilities	10,112	11,548	17,574	-	39,234

Three Months Ended
September 30, 2001:
Condensed Income Statements:
Premiums and contract
revenues	$5,870	10,899	6,018	-	22,787
Net investment income	6,510	5,753	42,825	121	55,209
Other income	7	7	147	1,895	2,056
Total revenues	12,387	16,659	48,990	2,016	80,052
Policy benefits	3,672	2,879	456	-	7,007
Amortization of deferred
policy acquisition costs	1,613	2,788	7,551	-	11,952
Universal life and investment
annuity contract interest	2,446	3,974	28,787	-	35,207
Other operating expenses	2,623	1,929	2,592	1,190	8,334
Federal income taxes	700	1,748	3,326	286	6,060
Total expenses	11,054	13,318	42,712	1,476	68,560
Segment earnings	$1,333	3,341	6,278	540	11,492

Nine Months Ended
September 30, 2001:
Condensed Income Statements:
Premiums and contract
revenues	$17,494	33,183	18,677	-	69,354
Net investment income	19,339	17,025	129,992	3,074	169,430
Other income	18	19	238	4,270	4,545
Total revenues	36,851	50,227	148,907	7,344	243,329
Policy benefits	12,762	12,912	597	-	26,271
Amortization of deferred
policy acquisition costs	4,914	8,886	20,637	-	34,437
Universal life and investment
annuity contract interest	7,313	11,936	83,823	-	103,072
Other operating expenses	7,031	6,549	7,172	3,447	24,199
Federal income taxes	1,653	3,402	12,548	1,333	18,936
Total expenses	33,673	43,685	124,777	4,780	206,915
Segment earnings	$3,178	6,542	24,130	2,564	36,414

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

September 30, 2000:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$73,821	76,350	239,872	-	390,043
Total segment assets	403,336	383,636	2,843,253	42,851	3,673,076
Future policy benefits	319,319	297,756	2,517,396	-	3,134,471
Other policyholder liabilities	9,442	7,929	10,555	-	27,926

Three Months Ended
September 30, 2000:
Condensed Income Statements:
Premiums and contract
revenues	$5,609	11,654	8,477	-	25,740
Net investment income	6,607	5,693	39,936	593	52,829
Other income	3	8	84	54	149
Total revenues	12,219	17,355	48,497	647	78,718
Policy benefits	4,125	4,955	47	-	9,127
Amortization of deferred
policy acquisition costs	1,357	3,540	10,112	-	15,009
Universal life and investment
annuity contract interest	2,459	3,981	27,261	-	33,701
Other operating expenses	1,980	2,036	2,729	367	7,112
Federal income taxes	782	967	2,839	94	4,682
Total expenses	10,703	15,479	42,988	461	69,631
Segment earnings	$1,516	1,876	5,509	186	9,087

Nine Months Ended
September 30, 2000:
Condensed Income Statements:
Premiums and contract
revenues	$17,546	33,362	26,391	-	77,299
Net investment income	19,642	17,112	119,278	3,352	159,384
Other income	25	37	287	54	403
Total revenues	37,213	50,511	145,956	3,406	237,086
Policy benefits	12,323	12,749	155	-	25,227
Amortization of deferred
policy acquisition costs	3,555	10,491	23,141	-	37,187
Universal life and investment
annuity contract interest	7,099	11,867	84,146	-	103,112
Other operating expenses	6,363	6,079	8,140	607	21,189
Federal income taxes	2,687	3,182	10,366	955	17,190
Total expenses	32,027	44,368	125,948	1,562	203,905
Segment earnings	$5,186	6,143	20,008	1,844	33,181

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$22,787	25,740	69,354	77,299
Net investment income	55,209	52,829	169,430	159,384
Other income	2,056	149	4,545	403
Realized losses on investments	(12,106)	(124)	(11,682)	(6,536)

Total consolidated premiums
and other revenue	$67,946	78,594	231,647	230,550

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$6,060	4,682	18,936	17,190
Tax benefits on realized losses
on investments	(4,237)	(43)	(4,089)	(2,287)
Taxes on cumulative effect of change
in accounting for equity-indexed
annuities	-	-	1,149	-

Total consolidated Federal
income taxes	$1,823	4,639	15,996	14,903

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
Net Earnings:
Total segment earnings	$11,492	9,087	36,414	33,181
Realized losses on investments,
net of taxes	(7,869)	(81)	(7,593)	(4,249)
Cumulative effect of change
in accounting for equity-indexed
annuities, net of taxes	-	-	2,134	-

Total consolidated net earnings	$3,623	9,006	30,955	28,932

	September 30,
	2001	2000
	(In thousands)
Assets:
Total segment assets	$3,776,886	3,673,076
Other unallocated assets	25,186	24,088

Total consolidated assets	$3,802,072	3,697,164

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

In conjunction with the sale of equity-indexed annuities, the Company purchases index options, which are also derivative instruments, to hedge or offset the equity return component of the annuities. Although the Company uses index options to hedge the equity return component of the equity-indexed annuities, these options do not qualify as hedging instruments or for hedge accounting treatment pursuant to SFAS No. 133. Accordingly, any mark-to-market gains or losses to record the options at fair value are recognized in earnings in the period of change. Because the Company previously recorded the index options at fair value with changes in values reflected in earnings, there was no change in accounting principle or implementation effect for these derivatives upon implementation of SFAS No. 133.

As part of the implementation of SFAS No. 133, companies were permitted to reconsider the appropriateness of their classifications of debt securities in the following categories: held to maturity, available for sale, and trading. Additionally, an entity could transfer debt securities previously classified as held to maturity into the available for sale category or the trading category without calling into question the company's intent to hold other debt securities to maturity in the future. National Western reviewed its classification of securities and made the decision to transfer debt securities with an aggregate amortized cost of $294 million from securities held to maturity to securities available for sale. The net unrealized holding losses on the transferred securities totaled $5,148,000, after the effects of deferred taxes and deferred policy acquisition costs. This adjustment was reflected in the Company's condensed consolidated financial statements in other comprehensive income as a cumulative effect of a change in accounting principle as of January 1, 2001.

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

(5)  LEGAL PROCEEDINGS

On March 28, 1994, the Community College District No. 508, County of Cook and State of Illinois (The City Colleges) filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against National Western Life Insurance Company (the Company or National Western) and subsidiaries of The Westcap Corporation (Westcap), a wholly owned subsidiary of the Company. The suit sought rescission of securities purchase transactions by The City Colleges from Westcap between September 9, 1993, and November 3, 1993, alleged compensatory damages, punitive damages, injunctive relief, declaratory relief, fees, and costs. National Western was named as a "controlling person" of the Westcap defendants. In the meantime, Westcap filed Chapter 11 bankruptcy, and The City Colleges filed a claim in the bankruptcy court against Westcap. The claim was tried before the bankruptcy court, and in September, 1997, a $56,173,000 judgment was entered against Westcap favorable to The City Colleges. Westcap appealed this decision to the United States District Court for the Southern District of Texas (Houston Division). On July 24, 1998, the District Court affirmed the orders of the bankruptcy court with respect to their underlying conclusion that Westcap was liable to The City Colleges under the Texas Securities Act, but the Court vacated the orders and remanded them to the bankruptcy court to determine the correct amount of damages in a manner consistent with the Court=s opinion and the Texas Securities Act. The bankruptcy court on November 16, 1998, entered an order allowing a claim of The City Colleges against the Westcap estate of $51,738,868. Westcap appealed the bankruptcy court's and District Court's judgment to the United States Court of Appeals for the Fifth Circuit, New Orleans, Louisiana. Westcap prevailed in this appeal in an October 13, 2000, decision by the Appellate Court which reversed the $51,738,868 judgment entered in 1998 by the District Court and the bankruptcy court in favor of The City Colleges. The Appellate Court ruled in favor of Westcap and determined that there had been no violations by Westcap of the Texas securities laws. The Appellate Court remanded the case to the District Court for entry of a new judgment in favor of Westcap, which judgment was entered by the District Court on February 28, 2001, for Westcap. The City Colleges filed a motion for rehearing en banc with the Fifth Circuit Court of Appeals, which was denied. The City Colleges filed an application for writ of certiorari with the United States Supreme Court which was denied in late February, 2001, because it was filed too late. The City Colleges filed with the United States Supreme Court a motion to extend the time for filing its application for writ of certiorari, which motion was denied March 26, 2001. In view of the Court of Appeals decision and the new judgment entered by the District Court, National Western became entitled to recover a portion of the original Westcap bankruptcy settlement. The amounts were recently determined and National Western received a $600,000 settlement refund and reimbursement of incidental attorney fees in September, 2001. Additionally, National Western is entitled to interest on the settlement refund. These settlement amounts totaling $659,000 were reflected as other income in the accompanying condensed consolidated financial statements for the quarter ended September 30, 2001.

While Westcap is a wholly owned subsidiary of the Company, the Company was not a party to the bankruptcy or the initial judgments against Westcap by the bankruptcy court and the United States District Court. However, the lawsuit of The City Colleges directly against National Western was stayed in September, 1994, pending resolution of The City Colleges= claim against Westcap. Following the initial judgment against Westcap in the bankruptcy court, on December 2, 1997, the stay was lifted by the United States District Court in Illinois, and The City Colleges filed an amended complaint seeking to hold the Company liable for the claim allowed in the bankruptcy court against Westcap under the "control person" provision of the Texas Securities Act. The suit sought approximately $56 million plus fees and costs. The Company filed jurisdictional and venue motions to have the case transferred to the United States District Court for the Western District of Texas, which motions were agreed to by the plaintiff. The case had been pending and awaiting the final outcome of the Westcap bankruptcy discussed above. However, based on the decision of the Fifth Circuit Court of Appeals and the denial of appeal by the United States Supreme Court, the Company filed with the United States District Court for the Western District of Texas a motion for summary judgment and dismissal of the lawsuit. On May 8, 2001, the United States District Court granted the motion for summary judgment and the case was dismissed. A separate District Court judgment also allows National Western to recover court costs related to this suit from the plaintiff in the amount of $9,125. The dismissal of this suit had no effect on the accompanying condensed consolidated financial statements of National Western.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

National Western Life Insurance Company is a life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-four states, the District of Columbia, and four U.S. territories or possessions. It is also licensed in Haiti, and although not otherwise licensed, the Company accepts applications from and issues policies to residents of various Central and South American, Caribbean, and Pacific Rim countries. Such policies are underwritten, accepted, and issued in the United States. A distribution of the Company's direct premium revenues and deposits by domestic and international products is provided below:
	Nine Months Ended September 30,
	2001	2000

United States domestic products:
Investment annuities	74.4%	77.0%
Life insurance	6.4	6.3

Total domestic products	80.8	83.3

International products:
Investment annuities	3.0	2.8
Life insurance	16.2	13.9

Total international products	19.2	16.7

Total direct premiums and deposits collected	100.0%	100.0%

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

Investments in debt and equity securities are classified and reported as either securities held to maturity or securities available for sale. The Company does not maintain a portfolio of trading securities. The reporting category chosen for the Company's investment securities depends on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. At September 30, 2001, approximately 30.2% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

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

While the Company has traditionally maintained approximately 25% of its total debt and equity securities in the securities available for sale category, the Company increased its allocation of available for sale securities to approximately 30% as of January 1, 2001. This increases the Company's flexibility with regard to liquidity and cash flow management as well as with regard to changing market opportunities. As part of the implementation of Statement of Financial Accounting Standards (SFAS) No. 133, companies were permitted to reconsider the appropriateness of their classifications of debt securities in the following categories: held to maturity, available for sale, and trading. Additionally, an entity could transfer debt securities previously classified as held to maturity into the available for sale category or the trading category, without calling into question the company's intent to hold other debt securities to maturity in the future. National Western reviewed its classification of securities and made the decision to transfer debt securities with an aggregate amortized cost of $294 million from securities held to maturity to securities available for sale. The net unrealized holding losses on the transferred securities totaled $5,148,000, after the effects of deferred taxes and deferred policy acquisition costs. This adjustment was reflected in the Company's condensed consolidated financial statements in other comprehensive income as a cumulative effect of a change in accounting principle as of January 1, 2001.

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

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of September 30, 2001 and December 31, 2000. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.
	Percent of Investments
	September 30,	December 31,
	2001	2000

Debt securities	88.9%	88.0%
Mortgage loans	5.5	6.1
Policy loans	3.1	3.4
Equity securities	0.5	0.5
Real estate	0.5	0.4
Index options	0.1	0.2
Other	1.4	1.4

Totals	100.0%	100.0%

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

	Below Investment
	Grade Debt Securities
			Estimated	% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets
	(In thousands except percentages)

September 30, 2001	$146,375	123,344	123,483	3.7%

December 31, 2000	$113,018	82,764	75,700	2.6%

December 31, 1999	$73,607	70,900	63,864	2.2%

Although National Western purchases only investment grade debt securities, a growing number of companies have experienced credit deterioration due to the weakening economic environment. Corporate profits have declined and access to the capital markets has been reduced. This decline in financial flexibility has resulted in a significant increase in downgrades to companies' debt ratings. Therefore, continued monitoring of credit quality after the purchase of a company's debt securities is crucial in order for National Western to maintain a high quality portfolio with a low percentage of below investment grade debt securities. While the Company's holdings of below investment grade debt securities remain relatively low, these holdings have increased from $70,900,000 at December 31, 1999, to $123,344,000 at September 30, 2001. This increase is due to downgrades of investment grade debt securities as opposed to purchases of below investment grade securities. Historically, the Company's strong credit risk management and commitment to quality has resulted in minimal defaults in the debt securities portfolio.

During the first and second quarters of 2001, the Company recorded other than temporary impairment writedowns totaling $1,200,000, related to a security. Projected cash flows for this security declined resulting in an additional writedown in the third quarter of 2001 totaling $3,394,000. These writedowns, which represent approximately 50% of the security's principal balance, were reflected as realized losses. The Company also recorded impairment writedowns in the 2001 third quarter related to two other securities. The issuers of these securities recently filed for Chapter 11 bankruptcy. The continued deterioration of the U.S. economy has severely hampered the ability of many debt issuing companies to operate profitably and avoid financial difficulties. Realized losses totaling $8,620,000 were recorded for these securities which have combined principal balances totaling $20.3 million.

The Company is closely monitoring the above described securities as well as its other below investment grade holdings. While additional losses are not currently anticipated based on the existing status and condition of these securities, continued credit deterioration of some securities is possible, which may result in further writedowns. The status of the U.S. economy could impact the performance of some of these securities as well. Also, the recovery values for the bankruptcy related securities will ultimately depend on the results of such bankruptcy proceedings. In addition to realized losses, reductions to investment income for securities on nonaccrual status totaled $1,541,000 and $734,000 for the nine months ended September 30, 2001 and 2000, respectively.

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
	September 30,	December 31,
	2001	2000

AAA and U.S. government	30.6%	30.0%
AA	7.6	8.4
A	29.5	31.4
BBB	28.2	27.3
BB and other below investment grade	4.1	2.9

	100.0%	100.0%

Another important part of the Company's investment philosophy is managing the cash flow stability of the portfolio. Because expected maturities of securities may differ from contractual maturities due to prepayments, extensions, and calls, the Company takes steps to manage and minimize these risks. The Company reduced its exposure to prepayment and extension risks by lowering its holdings of mortgage-backed securities. This strategy began in 1994 when mortgage-backed securities totaled 47.6% of the entire portfolio, but now total only 22.1% at September 30, 2001. The majority of this reduction has been achieved by shifting investments into corporate securities and public utilities, as these holdings have increased from 47.0% at December 31, 1994 to 67.9% at September 30, 2001. Also, most of these additions have been noncallable corporates, which help reduce prepayment and call risks. The Company has recently begun to buy mortgage-backed securities again, with small purchases in 2000 and the first nine months of 2001. However, there are no current plans to significantly increase mortgage-backed security holdings as a percentage of the total portfolio.

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

As of September 30, 2001, CMOs represent approximately 98% of the Company's mortgage-backed securities. The CMOs in the Company's portfolio have been modeled and subjected to detailed, comprehensive analysis by the Company's investment staff. The overall structure of the CMO as well as the individual tranche being considered for purchase have been evaluated to ensure that the security fits appropriately within the Company's investment philosophy and asset/liability management parameters. The Company's investment mix between mortgage-backed securities and other fixed income securities helps effectively balance prepayment, extension, and credit risks.

At September 30, 2001, the Company's debt and equity securities were classified as follows:
	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)
	(In thousands)
Securities held to maturity:
Debt securities	$2,156,672	2,059,145	97,527
Securities available for sale:
Debt securities	918,196	910,916	7,280
Equity securities	15,539	11,111	4,428

Totals	$3,090,407	2,981,172	109,235

As detailed above, debt securities classified as held to maturity comprise the majority of the Company's securities portfolio, while equity securities continue to be a small component of the portfolio. Unrealized gains totaling $109,235,000 on the securities portfolio at September 30, 2001, are a reflection of market conditions at quarter-end. The fair values, or market values, of fixed income debt securities generally correlate to external market interest rate conditions. Because the interest rates are fixed on almost all of the Company's debt securities, market values typically increase when market interest rates decline, and decrease when market interest rates rise. However, market values may fluctuate for other reasons, such as changing economic conditions, changes in the credit rating of the issuer, or increasing event-risk concerns. An analysis of unrealized gains and losses on the Company's securities portfolio for the quarter ended September 30, 2001, is detailed below:
			Change in
	Unrealized Gains (Losses)		Unrealized
	At	At	Gains (Losses)
	September 30,	June 30,	During 3rd
	2001	2001	Quarter 2001
	(In thousands)

Securities held to maturity:
Debt securities	$97,527	32,543	64,984
Securities available for sale:
Debt securities	7,280	(30,856)	38,136
Equity securities	4,428	4,487	(59)

Totals	$109,235	6,174	103,061

Unrealized gains at September 30, 2001, reflect a increase of $103,061,000 from the unrealized gain position at June 30, 2001. This increase in unrealized gains is consistent with decreasing market interest rates, as interest rates of the ten year U.S. Treasury bond declined approximately 80 basis points during the quarter. Unrealized gains have also been enhanced due to a tightening of interest rate spreads in the bond market. However, because the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in market values have relatively small effects on the Company's financial statements. Also, the Company has the intent and ability to hold these securities to maturity, and it is unlikely that sales of such securities would be required which would realize market gains or losses.

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

Market risk-sensitive assets of the Company include debt securities, equity securities which are almost entirely preferred stocks, mortgage and other loans, policy loans, and index options. The Company does not maintain a securities trading portfolio. Market risk-sensitive liabilities include policy liabilities for deferred and immediate investment annuity contracts, including equity-indexed annuities, and supplemental contracts. Sensitivity analysis expresses the potential gain or loss in fair value, over a selected time period, from one or more selected hypothetical changes in interest rates which are reasonably possible in the near term. The Company performed detailed sensitivity analysis at December 31, 2000, for its interest rate-sensitive assets. Based on the recent change in market conditions in the first nine months of 2001, the changes in market values of the Company's debt securities were reasonable given the expected range of results of this analysis and the other mitigating effects as previously described above.

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

The Company has modeled these scenarios, as a change in market interest rates could pose potential risks to the current profitability levels of this business. These movements in interest rates are also reasonably possible near-term scenarios given the current interest rate environment. In fact, interest rates have fluctuated modestly during the first nine months of 2001 as previously described above, and there has been no significant direct impact to earnings which is consistent with the year-end 2000 analysis. The risks from rate changes are primarily due to changes in interest rate spreads, which are the differences between investment income earned and credited interest paid to policyholders. Also, the changes in interest rates can affect the level of surrenders and timing of cash flows related to policy liabilities.

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

Portfolio Analysis

The Company held net investments in mortgage loans totaling $184,077,000 and $195,665,000, or 5.5% and 6.1% of total invested assets, at September 30, 2001, and December 31, 2000, respectively. The loans are real estate mortgages, substantially all of which are related to commercial properties and developments and have fixed interest rates.

The diversification of the mortgage loan portfolio by geographic regions of the United States and by property type as of September 30, 2001, and December 31, 2000, is detailed below.
	September 30,	December 31,
Geographic Region:	2001	2000

West South Central	55.1%	57.1%
Mountain	20.8	20.0
Pacific	11.6	11.0
South Atlantic	4.1	4.6
East South Central	3.9	3.8
Other	4.5	3.5

Totals	100.0%	100.0%

	September 30,	December 31,
Property Type:	2001	2000

Retail	63.0%	62.0%
Office	22.7	23.0
Hotel/Motel	6.6	6.5
Land/Lots	2.7	3.1
Nursing homes	1.5	2.0
Apartment	1.1	1.0
Other	2.4	2.4

Totals	100.0%	100.0%

As of September 30, 2001, the allowance for losses on mortgage loans was $4,440,000. Additions to the allowance of $225,000 were made for the three months ended September 30, 2001, and were reflected as realized losses on investments in the accompanying financial statements. Although management believes that the current balance is adequate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the West South Central region which includes Texas, Louisiana, Oklahoma, and Arkansas, as this area contains the highest concentrations of the Company's mortgage loans.

The Company currently places all loans past due three months or more on nonaccrual status, thus recognizing no interest income on the loans. At September 30, 2001, and December 31, 2000, the Company had mortgage loan principal balances on nonaccrual status totaling $3,014,000 and $2,983,000, respectively. Also, the Company will at times restructure mortgage loans under certain conditions, which may involve changes in interest rates, payment terms, or other modifications. The Company had mortgage loan principal balances with restructured terms totaling $7,555,000 and $7,749,000 at September 30, 2001, and December 31, 2000, respectively. For the nine months ended September 30, 2001 and 2000, the reductions in interest income due to nonaccrual and restructured mortgage loans totaled approximately $232,000 for both periods.

The Company owns real estate that was acquired through foreclosure and through direct investment totaling $18,313,000 and $14,683,000 at September 30, 2001, and December 31, 2000, respectively. This small concentration of properties represents less than one percent of the Company's entire investment portfolio. The real estate holdings consist primarily of income-producing properties which are being operated by the Company. The increase in real estate from December 31, 2000, is primarily due to an acquisition of a property during the 2001 third quarter. The new property is an income-producing commercial facility subject to a long-term lease. All operating expenses including maintenance and property taxes are the responsibility of the lessee. The Company recognized operating income on all properties totaling approximately $470,000 and $588,000 for the nine months ended September 30, 2001 and 2000, respectively.

The Company monitors the conditions and market values of these properties on a regular basis. No realized losses were recognized due to declines in values of properties for the nine months ended September 30, 2001 and 2000. The Company makes repairs and capital improvements to keep the properties in good condition and will continue this maintenance as needed.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Consolidated Operations

Summary of Consolidated Operating Results

A summary of operating results for the three months ended September 30, 2001 and 2000 is provided below:
	Three Months Ended September 30,
	2001	2000
	(In thousands, except per share data)

Revenues:
Revenues, excluding realized investment
losses and index options	$86,386	85,020
Index options	(6,334)	(6,302)
Realized losses on investments	(12,106)	(124)

Total revenues	$67,946	78,594

Earnings:
Earnings from operations	$11,492	9,087
Net realized losses on investments	(7,869)	(81)

Net earnings	$3,623	9,006

Basic Earnings Per Share:
Earnings from operations	$3.27	2.59
Net realized losses on investments	(2.24)	(0.02)

Net earnings	$1.03	2.57

Diluted Earnings Per Share:
Earnings from operations	$3.24	2.58
Net realized losses on investments	(2.22)	(0.02)

Net earnings	$1.02	2.56

Consolidated Operating Results: For the three months ended September 30, 2001, the Company recorded net earnings of $3,623,000 compared to net earnings of $9,006,000 for the third quarter of 2000. Net earnings for the current quarter were lower due to realized losses on investments in debt securities. Included in net earnings are realized losses on investments totaling $7,869,000, net of taxes, for the 2001 third quarter compared to realized losses of $81,000 for the comparable 2000 quarter.

Earnings from operations, excluding net realized losses on investments, totaled $11,492,000 for the quarter ended September 30, 2001, compared to $9,087,000 for the third quarter of 2000. Increased earnings for the third quarter of 2001 were the result of higher investment income and lower policy related expenses. Policy benefits were 27% lower in 2001 primarily due to lower life insurance death benefits. The Company incurred no claims from the September 11th terrorist attack. Consistent with the prior quarter's results, third quarter 2001 earnings reflect improved policy persistency, particularly with respect to the Company's annuity products. The improved persistency has contributed to lower amortization of deferred policy acquisition costs in 2001 as increased annuity surrenders in 2000 produced higher amortization costs. Also contributing to the positive results for the current quarter were increases in net investment income which exceeded increases in universal life and annuity contract interest expense. A significant portion of the increase in net investment income was due to yield and amortization adjustments on mortgage-backed securities experiencing increased prepayments resulting from lower market interest rates. Tempering these positive impacts to 2001 earnings, however, were lower policy contract revenues than the comparable 2000 quarter. Comparative 2000 policy revenues were higher due to higher policy surrenders with the associated surrender charges recorded as revenue during the period.

The Company also benefited from the favorable resolution of previous litigation. As previously reported, the Company's wholly owned subsidiary, The Westcap Corporation, prevailed in its appeal of the bankruptcy judgment for Chicago City Colleges in October, 2000. Appeal attempts by Chicago City Colleges to the United States Supreme Court were denied in March, 2001. As a result of the denial of the appeal, National Western became entitled to receive a portion of the original Westcap bankruptcy settlement. The amounts were recently determined and National Western received a $600,000 settlement refund and reimbursement of incidental attorney fees in September, 2001. Additionally, National Western is entitled to interest on the settlement refund. These settlement amounts were reflected in third quarter 2001 operating results, increasing earnings by $428,000, net of taxes.

The Company recorded losses on investments, net of taxes, totaling $7,869,000 for the quarter ended September 30, 2001, compared to losses of $81,000 for the third quarter of 2000. The losses in the 2001 third quarter were almost entirely from writedowns of investments in debt securities, the majority of which related to two issuers that recently filed for Chapter 11 bankruptcy. The continued deterioration of the U.S. economy in the 2001 third quarter has severely hampered the ability of many debt issuing companies to operate profitably and avoid financial difficulties and this is being reflected in quality rating downgrades of debt instruments by rating agencies.

Net Investment Income:  Net investment income increased 4.5% from the third quarter of 2000, totaling $55,209,000 and $52,829,000 for the quarters ended September 30, 2001 and 2000, respectively. While investment income from mortgage loans and policy loans are relatively consistent with levels and changes in corresponding investment principal balances, the higher investment income is due to debt securities. Steady growth in assets from the Company's life and annuity business is reflected in increases in holdings of debt securities which produced a significant portion of the increase in investment income. However, approximately $1.5 million of the increase in investment income was also due to yield and amortization adjustments on mortgage-backed securities experiencing increased prepayments resulting from lower market interest rates.

Reductions to investment income from index options for the quarters ended September 30, 2001 and 2000 totaled $6,334,000 and $6,302,000, respectively. The reductions are directly attributable to the volatility and declines in the S&P 500 Index®. The index options, which act as hedges to match closely the returns on the S&P 500 Index®, are reported at fair value in the accompanying financial statements. The change in values of the index options and the credited interest on policyholder liabilities for equity-indexed annuities are both reflected in the statement of earnings. While net investment income was lower due to these options, these reductions were partially offset by lower annuity contract interest expense as the credited return on the Company's equity-indexed annuities are also based on the same S&P 500 Index ®.

A detail of net investment income is provided below:
	Three Months Ended September 30,
	2001	2000
	(In thousands)
Investment income:
Debt securities	$54,574	51,712
Mortgage loans	4,228	4,695
Policy loans	1,821	2,056
Index options	(6,334)	(6,302)
Other investment income	1,264	1,144

Total investment income	55,553	53,305
Investment expenses	344	476

Net investment income	$55,209	52,829

Other Income:  Other income totaled $2,056,000 and $149,005 for the quarters ended September 30, 2001 and 2000, respectively. Other income for 2001 was substantially higher due to revenues from the Company's nursing home operations, which began in July, 2000. These 2001 revenues, totaling $1,237,000, were offset by nursing home operating expenses totaling $1,190,000 which are reflected in other operating expenses in the accompanying condensed consolidated financial statements. Comparatively, nursing home revenues for the 2000 third quarter totaled only $54,000 with corresponding operating expenses totaling $367,000 as the nursing home was still in an initial start up phase.

As described in detail in Note 5 of the accompanying condensed consolidated financial statements, National Western recently benefited from the favorable resolution of subsidiary litigation. The Company's wholly owned subsidiary, The Westcap Corporation, prevailed in its appeal of the bankruptcy judgment for Chicago City Colleges in October, 2000, and appeal attempts were denied in March, 2001. As a result of the denial of the appeal, National Western became entitled to receive a portion of the original Westcap bankruptcy settlement. Accordingly, settlement amounts were recently determined totaling $659,000 and which have been reflected as other income for the quarter ended September 30, 2001.

Realized Gains and Losses on Investments:  The Company recorded realized losses of $12,106,000 and $124,000 in the third quarters of 2001 and 2000, respectively. As previously described, the losses were primarily related to investments in debt securities. Impairment writedowns on three debt securities totaling $12,014,000 were recorded in the 2001 third quarter. The issuers of two of these securities recently filed for Chapter 11 bankruptcy. A growing number of companies have experienced credit deterioration and significant financial difficulties due to the weakening economic environment. While additional losses are not currently anticipated based on the existing status and condition of the Company's investments in debt securities, continued credit deterioration of some securities is possible, which may result in further writedowns. However, the Company=s debt securities portfolio remains high quality with relatively small holdings of below investment grade securities, particularly in comparison to life insurance industry averages.

Life and Other Policy Benefits:  These expenses in 2001 and 2000 totaled $7,698,000 and $10,484,000, respectively. The majority of these benefits are life insurance death claims, which were significantly lower in the 2001 third quarter. Also, although many insurance companies were significantly impacted by the terrorist attacks on September 11, National Western incurred no claims from these attacks.

Mortality claims experience typically fluctuates from period to period, and such deviations are not uncommon in the life insurance industry. However, the Company utilizes reinsurance to help minimize its exposure to adverse mortality experience. The Company's general policy is to reinsure amounts in excess of $200,000 on the life of any one individual.

A comparative detail of life and other policy benefits is provided below:

	Three Months Ended September 30,
	2001	2000
	(In thousands)

Life insurance death claims	$4,520	6,813
Surrenders of traditional products	2,379	3,341
Other policy benefits	799	330

Totals	$7,698	10,484

Universal Life and Investment Annuity Contract Interest:  The Company closely monitors its credited interest rates, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. Rates are established or adjusted after careful consideration and evaluation of these factors against established objectives. As market interest rates fluctuate, the Company's credited interest rates are often adjusted accordingly, while also taking into consideration other factors as described above. Contract interest totaled $35.2 million and $33.7 million for the quarters ended September 30, 2001 and 2000, respectively. This increase is from the Company's annuity business.

Other Operating Expenses: Other operating expenses totaled $8,334,000 and $7,112,000 for the quarters ended September 30, 2001 and 2000, respectively. Other operating expenses for 2001 were higher due to expenses totaling $1,190,000 from the Company's nursing home operations. These expenses totaled only $367,000 in the third quarter of 2000. As previously described, nursing home operations generated revenues totaling $1,237,000 and $54,000 for the quarters ended September 30, 2001 and 2000, respectively, which were reflected as other income in the accompanying condensed consolidated financial statements. Operating results for the nursing home have improved as the facility has now completed its first year of operations. Excluding nursing home expenses, 2001 third quarter other operating expenses increased $399,000 from the comparative 2000 period. The increase is primarily due to higher compensation related costs.

Federal Income Taxes:  Federal income taxes include no significant unusual items as effective tax rates for the quarters ended September 30, 2001 and 2000 were 33.5% and 34.0%, respectively.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the quarters ended September 30, 2001 and 2000 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Segment earnings:

September 30, 2001	$1,333	3,341	6,278	540	11,492

September 30, 2000	$1,516	1,876	5,509	186	9,087

Domestic Life Insurance Operations

The Company's domestic life insurance operations concentrate marketing efforts on federal employees, seniors, and specific employee groups in private industry, as well as individual sales. The products marketed are universal life insurance and traditional life insurance, which includes both term and whole life products. National Western markets and distributes its domestic products primarily through independent agents and brokers and independent marketing organizations (IMOs). The IMOs also assist the Company in recruiting, contracting, and supervising agents as well as providing additional financial resources for product marketing. Geographically, the domestic life insurance operations market products in most of the United States, which encompasses 44 states and the District of Columbia. The states in which the Company does not conduct business are primarily in the northeast and include Connecticut, Delaware, Massachusetts, New Hampshire, New Jersey, and New York. The Company was most recently licensed to do business in Vermont in August, 2001, and is currently seeking admission in the remaining states except for New York.

Earnings for the domestic life insurance operating segment were $1,333,000 and $1,516,000 for the three months ended September 30, 2001 and 2000, respectively. The slight decrease in earnings in 2001 is primarily due to higher amortization of deferred policy acquisition costs and other operating expenses, partially offset by higher premiums and contract revenues and lower policy benefits.

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below:
	Three Months Ended September 30,
Domestic Life Insurance Operations:	2001	2000
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$5,870	5,609
Net investment income	6,510	6,607
Other income	7	3

Total premiums and other revenue	12,387	12,219

Benefits and expenses:
Policy benefits	3,672	4,125
Amortization of deferred policy acquisition costs	1,613	1,357
Universal life insurance contract interest	2,446	2,459
Other operating expenses	2,623	1,980

Total benefits and expenses	10,354	9,921

Segment earnings before Federal income taxes	2,033	2,298

Federal income taxes	700	782

Segment earnings	$1,333	1,516

Revenues from domestic life insurance operations include life insurance premiums on traditional type products and revenues from universal life insurance. The Company's marketing efforts have focused more on universal life insurance, and, as a result, revenues from these products typically increase over traditional products. However, the Company is currently in the process of introducing new term insurance products which could increase production from traditional life insurance business in the near future. Revenues from traditional products are simply premiums collected, while revenues from universal life insurance consist of policy charges for the cost of insurance, policy administration fees, and surrender charges assessed during the period.

A comparative detail of premiums and contract revenues is provided below:
	Three Months Ended September 30,
	2001	2000
	(In thousands)

Universal life insurance:
Cost of insurance	$3,117	3,048
Surrender charges	442	413
Policy fees and other revenues	412	333
Traditional life insurance premiums	1,899	1,815

Totals	$5,870	5,609

Actual universal life insurance deposits collected for the quarters ended September 30, 2001 and 2000 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles").
	Three Months Ended September 30,
	2001	2000
	(In thousands)

Universal life insurance:
First year and single premiums	$1,085	599
Renewal premiums	3,528	3,388

Totals	$4,613	3,987

Deposits collected for first year and single premium universal life insurance have been declining over the past year. In response to this decrease in production, the Company has refocused marketing efforts on domestic life insurance sales and the 2001 third quarter reflects an increase over the comparable 2000 period. Most significantly, the Company has hired a new chief marketing officer for the domestic life insurance and annuity segments. Company goals include continuing pursuit of niche market opportunities in the domestic market to increase life insurance production. The Company is in the process of releasing several new life insurance products which include both traditional and universal life insurance. Also, although production over the past year has been lower, the Company's life insurance in force for universal life products continues to increase, resulting in higher cost of insurance revenues as detailed earlier.

Policy benefits declined 11.0% totaling $3,672,000 in the third quarter of 2001 compared to $4,125,000 for the comparable 2000 period. Policy benefits include primarily insurance death claims, traditional life insurance surrenders, and changes in liabilities for future policy benefits for traditional products. As previously disclosed, the Company incurred no claims related to the September 11 terrorist attacks.

Amortization of deferred policy acquisition costs was slightly higher in 2001 totaling $1,613,000 compared to $1,357,000 in 2000. These expenses represent the amortization of the costs of acquiring or producing new business, which consists primarily of agents' commissions. The majority of such costs are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business.

Other operating expenses totaled $2.6 million and $2.0 million in 2001 and 2000, respectively. The increase in expenses is partially due to higher compensation costs and higher expense allocations to the domestic life insurance segment compared to other segments based on relative premium production levels.

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

Earnings for the international life insurance operating segment were $3,341,000 and $1,876,000 for the quarters ended September 30, 2001 and 2000, respectively. Earnings in 2001 were higher largely as a result of lower policy benefits and amortization of deferred policy acquisition costs, tempered somewhat by lower premiums and contract revenues.

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below:
	Three Months Ended September 30,
International Life Insurance Operations:	2001	2000
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$10,899	11,654
Net investment income	5,753	5,693
Other income	7	8

Total premiums and other revenue	16,659	17,355

Benefits and expenses:
Policy benefits	2,879	4,955
Amortization of deferred policy acquisition costs	2,788	3,540
Universal life insurance contract interest	3,974	3,981
Other operating expenses	1,929	2,036

Total benefits and expenses	11,570	14,512

Segment earnings before Federal income taxes	5,089	2,843

Federal income taxes	1,748	967

Segment earnings	$3,341	1,876

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. The international operations' efforts are also focused more on universal life insurance, and, as a result, revenues from these products continue to increase, while premiums from traditional products decline. Traditional life insurance premiums were also negatively affected in the 2001 third quarter by rate adjustments for reinsurance premium expenses. However, the primary revenue source from universal life insurance, cost of insurance revenues, continues to increase as the international block of business grows.

A comparative detail of premiums and contract revenues is provided below:
	Three Months Ended September 30,
	2001	2000
	(In thousands)

Universal life insurance:
Cost of insurance	$8,406	7,772
Surrender charges	1,726	2,091
Policy fees and other revenues	1,076	964
Traditional life insurance premiums	(309)	827

Totals	$10,899	11,654

Actual universal life insurance deposits collected for the quarters ended September 30, 2001 and 2000 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.
	Three Months Ended September 30,
	2001	2000
	(In thousands)

Universal life insurance:
First year and single premiums	$3,926	3,638
Renewal premiums	9,623	9,868

Totals	$13,549	13,506

Policy benefits, which consist primarily of life insurance death claims, were substantially lower in 2001 totaling $2,879,000 compared to $4,955,000 for 2000. Mortality claims fluctuate from period to period and these deviations, which can at times be significant, are not uncommon in the life insurance industry. However, as the international block of life insurance in force grows, life insurance death claims will naturally trend higher. Additionally, the Company utilizes reinsurance to help minimize its exposure to adverse mortality experience. The Company's general policy is to reinsure amounts in excess of $200,000 on the life of any one individual.

Amortization of deferred policy acquisition costs decreased from $3,540,000 in 2000 to $2,788,000 in 2001. As previously described, the majority of such costs are amortized in direct relation to anticipated future gross profits of the applicable blocks of business. Additionally amortization is impacted by levels of policy surrenders, lapses, and benefit claims. These policy benefits were lower in the 2001 third quarter which is consistent with the lower amortization costs.

Universal life insurance contract interest was stable totaling $3,974,000 and $3,981,000 in 2001 and 2000, respectively. While international universal life insurance is growing, contract interest can fluctuate due to changes in credited interest rates on policies and policyholder persistency bonuses. Certain international products are credited with bonus interest if the policies remain in force for specified times, which can cause fluctuations from period to period.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Like the Company's domestic life insurance operations, annuities are marketed in 44 states and the District of Columbia using independent agents, brokers, and independent marketing organizations (IMOs). Although some of the Company's annuities and investment contracts are available to the international market, current sales are small relative to total annuity sales.

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

Earnings for the annuity operating segment were $6,278,000 and $5,509,000 for the quarters ended September 30, 2001 and 2000, respectively. Third quarter 2001 earnings reflect improved annuity policy persistency. The improved persistency contributed to lower amortization of deferred policy acquisition costs in 2001 as increased annuity surrenders in 2000 produced higher amortization costs. Also contributing to the positive results for the 2001 third quarter were increases in net investment income which exceeded increases in annuity contract interest expense. Tempering these positive impacts to 2001 earnings, however, were lower annuity policy contract revenues than the comparable 2000 quarter. Comparative 2000 contract revenues were higher due to higher policy surrenders with the associated surrender charges recorded as revenue during the period.

A comparative analysis of results of operations for the Company's annuity segment is detailed below:
	Three Months Ended September 30,
Annuity Operations:	2001	2000
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$6,018	8,477
Net investment income	42,825	39,936
Other income	147	84

Total premiums and other revenue	48,990	48,497

Benefits and expenses:
Policy benefits	456	47
Amortization of deferred policy acquisition costs	7,551	10,112
Annuity contract interest	28,787	27,261
Other operating expenses	2,592	2,729

Total benefits and expenses	39,386	40,149

Segment earnings before Federal income taxes	9,604	8,348

Federal income taxes	3,326	2,839

Segment earnings	$6,278	5,509

Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. Annuitizations result in transfers of policies from deferred to immediate or payout status. The deferred revenues related to these annuities are amortized into income during the payout period.

Surrender charge revenues were down 35% in 2001 compared to 2000 due to decreases in surrender charges from both two-tier and single-tier annuities. This is consistent with total annuity policy surrenders which were down 39% from 2000 to 2001. While single-tier annuity policy surrenders decreased 42% in 2001, two-tier annuity policy surrenders, which typically have much higher surrender charges, declined 28%. This decline in surrenders and related income from two-tier annuities is not unexpected and could continue, since this is a closed block of business. The Company has not sold two-tier annuities since 1992. However, surrenders for all annuities were abnormally high in both the second and third quarters of 2000 compared to historical levels and surrender activity has diminished substantially since that period.

A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended September 30,
	2001	2000
	(In thousands)

Surrender charges:
Single-tier annuities	$1,870	3,888
Two-tier annuities	2,672	3,109

Total surrender charges	4,542	6,997
Payout annuity and other revenues	1,460	1,464
Traditional annuity premiums	16	16

Totals	$6,018	8,477

Actual annuity deposits collected for the quarters ended September 30, 2001 and 2000 are detailed below. Deposits collected on these nontraditional products are not reflected as revenues in the Company's statements of earnings, as they are recorded directly to policyholder liabilities upon receipt, in accordance with generally accepted accounting principles.
	Three Months Ended September 30,
	2001	2000
	(In thousands)

Deferred annuities:
Equity-indexed	$7,932	21,669
Other	58,950	52,938

Total deferred annuities	66,882	74,607
Immediate annuities	5,476	5,940

Totals	$72,358	80,547

Although total annuity deposits for the quarter ended September 30, 2001, were lower than the comparable 2000 period, the decline is primarily attributable to equity-indexed annuities. However, sales of the Company's other deferred annuity products increased significantly, reflecting growth of 11.4% for the third quarter of 2001.

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

Sales of equity-indexed annuities declined during the year ended December 31, 2000, primarily due to volatility in the stock market. The lower production level has continued through the third quarter of 2001, which is consistent with the ongoing poor performance of the stock market. This volatility affects both the immediate demand for these annuities and the pricing of these products. Increased product costs from stock market volatility, including costs of index options used to hedge the equity return component of these annuities and lower policyholder asset fees, can reduce potential credited interest to policyholders.

Net investment income for the third quarters of 2001 and 2000 totaled $42,825,000 and $39,936,000, respectively. As previously described in "Summary of Consolidated Operating Results," the increase in net investment income is due to steady growth in assets from the Company's annuity business which produces increases in invested assets and investment income. However, the increase in investment income was also due to yield and amortization adjustments on mortgage-backed securities experiencing increased prepayments resulting from lower market interest rates. Income from index options can often have significantly different effects on investment income from period to period. While index options did result in reductions to investment income for the quarters ended September 30, 2001 and 2000, the amounts were very comparable totaling $6,334,000 and $6,302,000, respectively.

Amortization of deferred policy acquisition costs represents the amortization of the costs of acquiring or producing new business, primarily agents' commissions, the majority of which are amortized in direct relation to the anticipated future gross profits of the applicable blocks of business. Amortization is also impacted by the level and type of policy surrenders. Amortization for 2001 and 2000 was $7,551,000 and $10,112,000, respectively. The higher amortization in 2000 is due to higher annuity surrenders for the same period as previously described. Amortization costs were also higher in 2000 due to effects from the Company's periodic refinements to its actuarial assumptions resulting from the higher surrender levels. The annuity surrender activity has declined significantly in 2001 to more historical levels and, as a result, amortization costs have also decreased in the 2001 third quarter.

Annuity contract interest for the quarters ended September 30, 2001 and 2000 totaled $28.8 million and $27.3 million, respectively. While general increases in contract interest are expected due to the growth in the size of the annuity block of business, fluctuations in interest can also occur due to equity-indexed annuities in force and the higher or lower credited rates that may be paid on these policies. The relationship of contract interest for equity-indexed annuities and the income from index options used as hedges are important factors of this product. Differences between income from index options and contract interest credited to policyholders will occur for several reasons, some of which may only be timing differences between the recognition of income and expenses. One reason is that the costs of the index options are essentially amortized against net investment income, as the options are marked to fair value each reporting period. The costs of options are covered by additional income earned on debt securities purchased with equity-indexed annuity premiums. Other differences are due to asset fees charged against policyholder contract interest, surrenders, and death benefits on annuities within the annual hedging period and matching differences between index option fair values and prescribed policy liability reserving methods. Another important factor regarding these products is that during periods of poor stock market performance, asset fees charged against policyholder contract interest may be significantly lower.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has real estate, nursing home, and other investment operations through the following wholly owned subsidiaries: NWL Investments, Inc., NWL Properties, Inc., NWL 806 Main, Inc., NWL Services, Inc., and NWL Financial, Inc. Also, during January, 1999, the Company's wholly owned subsidiary, The Westcap Corporation, completed its Chapter 11 bankruptcy reorganization. With the reorganization complete, National Western transferred its investment real estate holdings to Westcap, and the subsidiary is now operating as a real estate management company. Earnings for these other operations totaled $540,000 and $186,000 for the third quarters of 2001 and 2000, respectively. The increase in the 2001 third quarter earnings is due to additional income totaling $428,000, net of taxes, from the Westcap bankruptcy settlement refund as previously described in Note 5 to the accompanying condensed consolidated financial statements.

During the first quarter of 2000, the Company acquired a nursing home facility through an affiliated limited partnership. The acquisition, which totaled approximately $6.6 million, was made by a newly formed limited partnership, the partners of which are downstream subsidiaries of National Western. The nursing home facility, which opened in late July, 2000, is operated by an affiliated limited partnership, and the financial operating results are consolidated with those of the Company. Daily operations and management of the nursing home are performed by an experienced management company through a contract with the limited partnership. Operating income, before taxes, from nursing home operations totaled $47,000 for the 2001 third quarter. Results for the comparable 2000 quarter reflect an operating loss, before, taxes, totaling $313,000.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Consolidated Operations

Summary of Consolidated Operating Results

A summary of operating results for the nine months ended September 30, 2001 and 2000 is provided below:
	Nine Months Ended September, 30
	2001	2000
	(In thousands, except per share data)

Revenues:
Revenues, excluding realized investment
losses and index options	$258,213	257,603
Index options	(14,884)	(20,517)
Realized losses on investments	(11,682)	(6,536)

Total revenues	$231,647	230,550

Earnings:
Earnings from operations	$36,414	33,181
Net realized losses on investments	(7,593)	(4,249)
Cumulative effect of change in accounting
for equity-indexed annuities	2,134	-

Net earnings	$30,955	28,932

Basic Earnings Per Share:
Earnings from operations	$10.37	9.47
Net realized losses on investments	(2.16)	(1.21)
Cumulative effect of change in accounting
for equity-indexed annuities	0.61	-

Net earnings	$8.82	8.26

Diluted Earnings Per Share:
Earnings from operations	$10.29	9.43
Net realized losses on investments	(2.14)	(1.21)
Cumulative effect of change in accounting
for equity-indexed annuities	0.60	-

Net earnings	$8.75	8.22

Consolidated Operating Results:  For the nine months ended September 30, 2001, the Company recorded net earnings of $30,955,000 compared to net earnings of $28,932,000 for the comparable 2000 period. Included in 2001 net earnings is a $2,134,000 cumulative effect adjustment increasing earnings. As described in detail in Note 4 of the accompanying condensed consolidated financial statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of this new accounting statement resulted in a change in accounting for the Company's equity-indexed annuities, which reduced policy liabilities for these products by $3,283,000 as of January 1, 2001. This reduction in policy liabilities increased net earnings and was reflected as a $2,134,000 cumulative effect adjustment, net of taxes of $1,149,000, for the nine months ended September 30, 2001. Additional increases in net earnings for 2001 over the comparable 2000 period are primarily from the Company's annuity operations segment. However, also significantly impacting comparative earnings are realized losses on investments. The Company recorded realized losses on investments, net of taxes, totaling $7,593,000 for the nine months ended September 30, 2001, compared to losses of $4,249,000 for the first nine months of 2000. The losses in both 2001 and 2000 are primarily due to other than temporary impairment writedowns for investments in debt securities as previously described.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the nine months ended September 30, 2001 and 2000 is provided below. The segment earnings exclude realized gains and losses on investments and cumulative effects of changes in accounting principles, net of taxes.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Segment earnings:

September 30, 2001	$3,178	6,542	24,130	2,564	36,414

September 30, 2000	$5,186	6,143	20,008	1,844	33,181

Domestic Life Insurance Operations

Earnings for the domestic life insurance operating segment were $3,178,000 and $5,186,000 for the nine months ended September 30, 2001 and 2000, respectively. The lower earnings in 2001 are primarily due to increases in policy benefits, amortization of deferred policy acquisition costs, and other operating expenses.

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below:
	Nine Months Ended September 30,
Domestic Life Insurance Operations:	2001	2000
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$17,494	17,546
Net investment income	19,339	19,642
Other income	18	25

Total premiums and other revenue	36,851	37,213

Benefits and expenses:
Policy benefits	12,762	12,323
Amortization of deferred policy acquisition costs	4,914	3,555
Universal life insurance contract interest	7,313	7,099
Other operating expenses	7,031	6,363

Total benefits and expenses	32,020	29,340

Segment earnings before Federal income taxes	4,831	7,873

Federal income taxes	1,653	2,687

Segment earnings	$3,178	5,186

Revenues from domestic life insurance operations include life insurance premiums on traditional type products and revenues from universal life insurance. Concentration on sales of universal life insurance as opposed to traditional products continue to result in increases in cost of insurance revenues and declines in traditional premiums.

A comparative detail of premiums and contract revenues is provided below:
	Nine Months Ended September 30,
	2001	2000
	(In thousands)

Universal life insurance:
Cost of insurance	$9,291	9,108
Surrender charges	1,306	1,371
Policy fees and other revenues	987	946
Traditional life insurance premiums	5,910	6,121

Totals	$17,494	17,546

Actual universal life insurance deposits, which are recorded directly to policyholder liabilities upon receipt, for the nine months ended September 30, 2001 and 2000 are detailed below.

	Nine Months Ended September 30,
	2001	2000
	(In thousands)

Universal life insurance:
First year and single premiums	$1,954	3,490
Renewal premiums	10,956	10,732

Totals	$12,910	14,222

Policy benefits were higher in the first nine months of 2001 totaling $12,762,000 compared to $12,323,000 for the comparable 2000 period. Policy benefits include primarily insurance death claims, traditional life insurance surrenders, and changes in liabilities for future policy benefits for traditional products.

Amortization of deferred policy acquisition costs increased from $3,555,000 in 2000 to $4,914,000 in 2001. Lower amortization in 2000 resulted from second quarter adjustments to deferred policy acquisition costs as anticipated future gross profits on domestic blocks of business were revised. As a result, 2000 amortization was unusually low and the amortization for 2001 is more consistent with historical levels.

Other operating expenses totaled $7.0 million and $6.4 million for the nine months ended September 30, 2001 and 2000, respectively. As previously described for the three months ended September 30, 2001, the increase in expenses is partially due to higher compensation costs and higher expense allocations to the domestic life insurance segment.

International Life Insurance Operations

Earnings for the international life insurance operating segment were $6,542,000 and $6,143,000 for the nine months ended September 30, 2001 and 2000, respectively. Earnings in 2001 were somewhat higher due to decreases in amortization of deferred policy acquisition costs, offset by relatively static premiums and contract revenues and higher other operating expenses.

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below:
	Nine Months Ended September 30,
International Life Insurance Operations:	2001	2000
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$33,183	33,362
Net investment income	17,025	17,112
Other income	19	37

Total premiums and other revenue	50,227	50,511

Benefits and expenses:
Policy benefits	12,912	12,749
Amortization of deferred policy acquisition costs	8,886	10,491
Universal life insurance contract interest	11,936	11,867
Other operating expenses	6,549	6,079

Total benefits and expenses	40,283	41,186

Segment earnings before Federal income taxes	9,944	9,325

Federal income taxes	3,402	3,182

Segment earnings	$6,542	6,143

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. However, sales efforts concentrate on universal life insurance. The primary revenue source from universal life insurance, cost of insurance revenues, continues to increase as the international block of business grows. However, surrender charge revenues for the nine months ended September 30, 2001, have declined 10.2% compared to the same 2000 period as universal life insurance policy surrenders have decreased comparably over the same periods. Also, traditional life insurance premiums were reduced in 2001 for the same reasons as previously described for the three months ended September 30, 2001. A comparative detail of premiums and contract revenues is provided below:
	Nine Months Ended September 30,
	2001	2000
	(In thousands)

Universal life insurance:
Cost of insurance	$24,741	23,055
Surrender charges	5,265	5,864
Policy fees and other revenues	3,136	2,686
Traditional life insurance premiums	41	1,757

Totals	$33,183	33,362

Actual universal life insurance deposits collected for the nine months ended September 30, 2001 and 2000 are detailed below. Deposits and universal life insurance in force continue to grow, which corresponds to the previously described increases in cost of insurance revenues.
	Nine Months Ended September 30,
	2001	2000
	(In thousands)

Universal life insurance:
First year and single premiums	$11,477	10,137
Renewal premiums	28,336	27,780

Totals	$39,813	37,917

Amortization of deferred policy acquisition costs for the nine months ended September 30, 2001 and 2000 totaled $8,886,000 and $10,491,000, respectively. The decrease in amortization is consistent with the decrease in international policy surrenders of over 13% during the same period.

Other operating expenses totaled $6.5 million and $6.1 million in 2001 and 2000, respectively. Similar to the domestic life insurance segment, the increase in expenses is partially due to higher compensation costs and higher expense allocations relative to the other segments based on premium production levels.

Annuity Operations

Earnings for the annuity operating segment were $24,130,000 and $20,008,000 for the nine months ended September 30, 2001 and 2000, respectively. Earnings for 2001 were higher principally for the same reasons as previously described for the three months ended September 30, 2001.

A comparative analysis of results of operations for the Company's annuity segment is detailed below:
	Nine Months Ended September 30,
Annuity Operations:	2001	2000
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$18,677	26,391
Net investment income	129,992	119,278
Other income	238	287

Total premiums and other revenue	148,907	145,956

Benefits and expenses:
Policy benefits	597	155
Amortization of deferred policy acquisition costs	20,637	23,141
Annuity contract interest	83,823	84,146
Other operating expenses	7,172	8,140

Total benefits and expenses	112,229	115,582

Segment earnings before Federal income taxes	36,678	30,374

Federal income taxes	12,548	10,366

Segment earnings	$24,130	20,008

Premiums and annuity contract revenues were down $7,714,000, or 29%, from $26,391,000 in 2000 to $18,677,000 in 2001. This decrease is due to lower surrender charge revenues from both two-tier and single-tier annuities. As previously described for the three months ended September 30, 2000, actual policy surrenders were abnormally high during the second and third quarters of 2000 resulting in increased revenues in the prior year. However, this unusually high rate of surrenders has diminished substantially since that period to amounts more consistent with historical levels. A comparative detail of the components of premiums and annuity contract revenues is provided below.
	Nine Months Ended September 30,
	2001	2000
	(In thousands)

Surrender charges:
Single-tier annuities	$7,364	10,316
Two-tier annuities	6,968	11,575

Total surrender charges	14,332	21,891
Payout annuity and other revenues	4,302	4,448
Traditional annuity premiums	43	52

Totals	$18,677	26,391

Annuity deposits for 2001 reflect a decline of 14.4% compared to the same period of 2000, resulting primarily from decreases in equity-indexed annuity deposits. Sales of these annuities continue to slow, largely a result of volatility in the stock market as previously described for the quarter ended September 30, 2001. Some of the decline in equity-indexed annuity sales is being countered with increases in sales of other deferred annuities, which reflect growth of 13.8% for 2001. Actual annuity deposits collected for the nine months ended September 30, 2001 and 2000 are detailed below.
	Nine Months Ended September 30,
	2001	2000
	(In thousands)

Deferred annuities:
Equity-indexed	$31,683	82,991
Other	178,650	157,015

Total deferred annuities	210,333	240,006
Immediate annuities	12,208	19,940

Totals	$222,541	259,946

Net investment income for the nine months ended September 30, 2001 and 2000 totaled $130.0 million and $119.3 million, respectively. The substantial increase in net investment income was largely a result of more favorable results from index options which are used to hedge the equity return component of the Company's equity-indexed annuities. Although the index options again reduced net investment income, the reduction diminished in 2001 compared to 2000. Changes in fair values of index options resulted in a reduction to net investment income totaling $14,884,000 for the nine months ended September 30, 2001. For the comparable 2000 period, changes in fair values of index options resulted in a reduction to net investment income totaling $20,517,000. Fluctuations in the income from index options correlates to the performance of the stock market, more specifically the S&P 500 Index®, and the level of such option holdings. In addition to the effects from index options, net investment income was enhanced in 2001 by growth in invested assets and yield and amortization adjustments on mortgage-backed securities as previously described in the 2001 third quarter.

Amortization of deferred policy acquisition costs for the nine months ended September 30, 2001 and 2000 totaled $20,637,000 and $23,141,000, respectively. The decrease in amortization correlates to the decrease in annuity policy surrenders as previously described.

Annuity contract interest for the nine months ended September 30, 2001 and 2000 totaled $83.8 million and $84.1 million, respectively. The reduction in contract interest for 2001 is primarily related to an adjustment to equity-indexed annuity policy liabilities as previously described in Note 4 of the accompanying condensed consolidated financial statements. Final interpretive guidance was cleared by the FASB in April, 2001, subsequent to the Company's initial January 1, 2001, adoption of SFAS No. 133, producing an additional reduction in policy liabilities which reduced contract interest by over $2.8 million in 2001.

Other operating expenses totaled $7,172,000 and $8,140,000 for the nine months ended September 30, 2001 and 2000, respectively. Amounts were lower in 2001 due to reductions in expenses related to uncollectible agent balances, lower guaranty fund assessments, and lower expense allocations relative to domestic and international insurance segments based on premium production levels.

Other Operations

As previously described for the three months ended September 30, 2001, National Western has real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Earnings for these other operations totaled $2,564,000 and $1,844,000 for the nine months ended September 30, 2001 and 2000, respectively. Currently, most of the income from these operations is from a life interest in the Libbie Shearn Moody Trust. Increases in 2001 earnings are primarily from a Westcap bankruptcy settlement refund as previously described.

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

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $111.7 million and $117.7 million for the nine months ended September 30, 2001 and 2000, respectively. Financing activities, which includes universal life and investment annuity deposit product operations, reflected net cash outflows of $44.9 million and $77.9 million for 2001 and 2000, respectively. Contributing to the cash outflow position was declining annuity production due primarily to lower equity-indexed annuity sales, which have been affected by the volatility and poor performance of the stock market. While premium production was higher in 2000 than 2001, this additional cash flow was offset by significantly higher annuity surrenders during the same 2000 period. However, the surrender activity was much lower in the nine months ended September 30, 2001, as compared to the same period of 2000. The Company primarily used cash generated from operations and some short-term borrowings to manage these negative cash flows.

The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $87.9 million and $56.2 million for the nine months ended September 30, 2001 and 2000, respectively. The Company also expects significant cash flows from these sources throughout the remainder of 2001.

Capital Resources

The Company relies on stockholders' equity for its capital resources, as there has been no long-term debt outstanding in 2001 or recent years. The Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 2001.

Stockholders' equity totaled $549.1 million at September 30, 2001, reflecting an increase of $49.0 million from December 31, 2000. The increase in capital is primarily from net earnings of $31.0 million and an increase in net unrealized gains on investment securities totaling $17.0 million during the first nine months of 2001. The increase in unrealized gains was primarily due to decreases in market interest rates during 2001 which raised market values of the Company's holdings in its securities available for sale portfolio. Book value per share at September 30, 2001, was $156.21, reflecting a 9.5% increase from December 31, 2000.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As described in detail in Note 5 to the accompanying condensed consolidated financial statements, all pending litigation relating to The Westcap Corporation and its bankruptcy was resolved favorably during 2001. Westcap is a wholly owned subsidiary of National Western Life Insurance Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
Exhibit 10(x)	-	Bonus Agreement by and between National Western Life Insurance Company and Richard M. Edwards effective June 1, 2001 (filed on page __ of this report).

Exhibit 11	-	Computation of Earnings Per Share (filed on pages __ and __ of this report).

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2001.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: November 12, 2001	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: November 12, 2001	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President -
Chief Financial & Administrative Officer,
and Treasurer
(Principal Financial Officer)

Date: November 12, 2001	/S/ Vincent L. Kasch
Vincent L. Kasch
Vice President - Controller
and Assistant Treasurer
(Principal Accounting Officer)