Form 10-K405
period 2001-12-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2002-03-28
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ 3 ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

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

Yes [ 3 ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ T ]

The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant at March 18, 2002, was approximately $247,455,000.

As of March 18, 2002, the number of shares of Registrant's common stock outstanding was: Class A - 3,318,447 and Class B - 200,000.

PART I

ITEM 1. BUSINESS

(a) General Development of Business

Life Insurance and Annuity Operations

National Western Life Insurance Company (hereinafter referred to as "National Western," "Company," or "Registrant") is a life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-six states, the District of Columbia, and four U.S. territories or possessions. National Western is also licensed in Haiti, and although not otherwise licensed, accepts applications from and issues policies to residents of various countries in Central and South America, the Caribbean, and the Pacific Rim. Such policies are underwritten, accepted, and issued in the United States upon applications submitted by independent contractor broker-agents. The Company=s operations are generally segmented as follows: domestic life insurance, international life insurance, and annuity operations. During 2001, the Company recorded approximately $383 million in premium revenues and universal life and investment annuity contract deposits. New life insurance issued during 2001 approximated $1.6 billion, and the total amount in force at year-end 2001 was $10.0 billion. As of December 31, 2001, the Company had total consolidated assets of $3.8 billion.

Competition: National Western is one of over 1,400 life insurers domiciled in the United States. As of December 31, 2000, the most recent date of available information, National Western's total assets and capital and surplus placed it in the top 100 under both measures among this group of life insurers according to A.M. Best Company. The Company's competitive environment, however, extends beyond this universe of companies.

The November 1999 passage of the Gramm-Leach-Bliley Financial Services Modernization Act allows banks, insurance companies and securities firms to merge and acquire one another. Although there has not been a significant movement to converge financial services to-date, it is highly evident that banks, insurance companies and mutual funds are competing for the same investor dollar. In addition, well-capitalized international financial services conglomerates have introduced additional competition by entering the U.S. market via acquisitions obtaining assets and market share. Asset retention has become critical for life insurers in the face of intensifying global competition.

In this competitive environment, consumers increasingly look for assurance that they are placing their savings with reputable and stable companies. Consequently, financial strength ratings from independent rating agencies have taken on added importance for life insurers. National Western is rated "A- (excellent)" by A.M. Best Company reflecting demonstrated excellent balance sheet strength, operating performance, and business profile in the opinion of A.M. Best. The Company has also been assigned an "A+ (strong)" rating by Standard & Poor's Corporation with respect to its ability to pay its obligations under its insurance policies and contracts in accordance with their terms.

In order to compete successfully, life insurers have turned their attention toward distribution, technology, defined end market targets, speed to the market in terms of product development, and customer relationship management as ways of gaining a competitive edge. Core competency in one or more of these areas will be critical for companies for competing in the future.

Agents and Employees: National Western has 251 employees at its principal office supporting and administering its business lines. Sales are conducted primarily through broker-agents, which numbered 8,628 at December 31, 2001. The Company's agents are independent contractors who are compensated on a commission basis. Domestic agents are contracted with National Western through independent marketing organizations which have well developed agent networks, financial resources, and success in marketing life insurance and annuity products. International broker-agents are independent contractors and are a significantly smaller group than the domestic force. However, these broker-agents have been carefully selected and are proven producers, many of whom have submitted policy applications to the Company for 20 or more years. Domestic and international agency operations are supervised by Company senior vice presidents in each area.

Although many agents sell National Western's products, a sizable portion of the Company's annuity sales were sold through agents of two independent marketing organizations in recent years. These two organizations combined accounted for 32% to 35% of domestic annuity sales in 1999, 2000 and 2001.

Types of Insurance Written: National Western offers a broad portfolio of individual whole life, universal life and term insurance plans, and annuities, including supplementary riders. Annuity products sold include flexible premium and single premium deferred annuities, equity-indexed annuities, and single premium immediate annuities. These products can be tax qualified or nonqualified annuities. Distributions of the Company's direct premium revenues and deposits are provided below:

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Investment annuities:
Single premium deferred	$121,205	108,600	129,430
Flexible premium deferred	111,091	96,062	76,120
Equity-indexed deferred	47,081	99,876	153,503
Single premium immediate	17,089	24,464	30,510

Total annuities	296,466	329,002	389,563

Universal life insurance	71,804	70,514	69,906
Traditional life and other	14,982	18,105	19,154

Total direct premiums and deposits collected	$383,252	417,621	478,623

Geographical Distribution of Business: The Company accepts applications from and issues policies to residents in forty-six states (domestic business) as well as to residents in Central and South America, the Caribbean, and the Pacific Rim (international business). In 2001, premium revenues and deposits from domestic product sales accounted for 81% of total premium revenues and deposits as shown in the following table:
	Years Ended December 31,
	2001	2000	1999
	(In thousands)

United States domestic products:
Investment annuities	$285,495	316,649	385,019
Life insurance	25,008	27,104	28,435

Total domestic products	310,503	343,753	413,454

International products:
Investment annuities	10,971	12,353	4,544
Life insurance	61,778	61,515	60,625

Total international products	72,749	73,868	65,169

Total direct premiums and deposits collected	$383,252	417,621	478,623

Of the 2001 total premium revenues and deposits, amounts received on policies from residents of Michigan (10%), Texas (10%), Pennsylvania (10%), and California (9%), were the largest percentage contributors.

International product revenues and deposits are generated from applications submitted by international insurance brokers acting as independent contractors which are forwarded to the United States for underwriting, acceptance, and issuance. Substantially all international products contain a currency clause stating that premium and claim "dollars" refer to lawful currency of the United States. Policy applications submitted by international insurance brokers are generally associated with individuals in upper socioeconomic classes who desire the stability and inflationary hedge of dollar denominated insurance products issued by the Company. The favorable demographics of this group typically results in a higher average policy size, strong persistency, and claims experience similar to that in the United States. By accepting applications submitted on residents outside the United States, the Company is able to further diversify its revenue, earnings, and insurance risk.

Regulation: The Company is subject to regulation by the supervisory agency of each state or other jurisdiction in which it is licensed to do business. These agencies have broad administrative powers, including the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, the form and content of mandatory financial statements, capital, surplus, reserve requirements, and the types of investments which may be made. The Company is required to annually file detailed financial reports with each state or jurisdiction in which it is licensed, and its books and records are subject to examination by each. Examination of the Company's records routinely takes place every three to five years by the Company's domiciliary state with the most recent completed examination covering the five-year period ended December 31, 1997. The examination was completed by the Colorado Division of Insurance in February, 2000 and their report contained no financial adjustments and no issues which had an impact on the operations of the Company.

Regulations that affect the Company and the insurance industry are often the result of efforts by the National Association of Insurance Commissioners (NAIC), an association of state insurance commissioners and regulators that acts as a coordinating body for the state insurance regulatory process. The NAIC completed a comprehensive process of codifying statutory accounting practices and procedures in 2000 which the Company=s state of domicile, Colorado, adopted beginning in 2001. The financial effects of the implementation for National Western were to increase statutory capital and surplus by approximately 1% or $3.9 million as of January 1, 2001.

In its regulatory oversight capacity, the NAIC has established two mechanisms to help state regulators monitor the financial strength and stability of life insurers. The first, referred to as Risk-Based Capital (RBC), attempts to identify those companies that may be inadequately capitalized based on a formula that takes into account the amount of risk a company faces on the quality of investments, mortality and morbidity, asset/liability matching, and other business risks. The Company's capital and surplus is significantly in excess of the threshold requirements of the RBC formula at December 31, 2001. The second monitoring mechanism of the NAIC is its Insurance Regulatory Information System (IRIS). IRIS is a statistical analysis of key financial ratio results obtained from an insurers statutory annual statements compared against usual ranges to identify trends or areas requiring additional review or analysis. Typically, three or more ratios outside the usual ranges can result in increased regulatory scrutiny. All of the Company=s ratios for 2001 were within usual ranges.

Federal regulation also affects the life insurance industry in various areas such as pension regulations, securities laws, and Federal taxation. At various times, the Federal government has considered revising or eliminating the income tax deferral feature inherent in life insurance products. Such a change, if ever enacted, could have an adverse effect on the Company=s ability to sell its products. Because many consumers purchase annuities and life insurance for their tax deferral advantages over other investments or retirement products, a reduction in the Federal income tax rate for capital gains could also diminish the appeal of life and annuity products. However, it is impossible to predict what changes, if any, will be made to the existing Federal income tax structure and the timing of any such changes.

Other Operations

National Western=s primary business encompasses its life insurance and annuity operations, but the Company also has small real estate, nursing home, and other investments through wholly owned subsidiaries. These operations are substantially less in scope and significance to National Western=s consolidated financial operations. As more fully described in Item 7, Management=s Discussion and Analysis of Financial Condition and Results of Operations, these other operations contributed $4.3 million, $3.1 million, and $3.2 million to consolidated earnings for the years 2001, 2000, and 1999, respectively.

(b) Financial Information About Industry Segments

A summary of financial information for the Company's industry segments follows:

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)
Revenues, excluding
realized gains (losses):
2001	$49,292	64,894	204,609	11,357	330,152
2000	50,189	66,573	189,159	6,036	311,957
1999	49,762	64,751	227,583	4,906	347,002

Segment earnings: (A)
2001	$5,846	10,289	41,724	4,306	62,165
2000	6,124	6,719	25,059	3,146	41,048
1999	8,209	6,798	38,068	3,238	56,313

Segment assets: (B)
2001	$407,089	392,501	2,943,174	55,929	3,798,693
2000	402,419	387,586	2,831,022	52,956	3,673,983
1999	403,819	379,771	2,841,173	39,247	3,664,010

Notes to Table:

(A) Amounts exclude realized gains and losses on investments, net of taxes.

(B) Amounts exclude other unallocated assets.

Additional information concerning these industry segments is included in Item 1.(a) and Note 14, Segment and Other Operating Information, of the accompanying consolidated financial statements.

(c) Narrative Description of Business

Included in Item 1.(a).

(d) Financial Information About Geographic Areas

Included in Item 1.(a) and Note 14, Segment and Other Operating Information, of the accompanying consolidated financial statements.

ITEM 2. PROPERTIES

The Company leases approximately 72,000 square feet of office space in Austin, Texas. This lease expires in 2010 and specifies lease payments that gradually increase over the term of the lease. Currently, lease payments are $550,800 per year plus taxes, insurance, maintenance, and other operating costs. Additionally, the Company=s wholly owned subsidiary, The Westcap Corporation, owns two buildings adjacent to the Company's principal office space totaling approximately 21,000 square feet that are leased and utilized by the Company. The Company=s affiliate, Regent Care Building, Limited Partnership, owns a 46,000 square foot building in Reno, Nevada, which is leased and utilized by another of the Company=s affiliates, Regent Care Operations, Limited Partnership, for use in its nursing home operations. Lease costs and related operating expenses for facilities of the Company=s subsidiaries are currently not significant in relation to the Company=s consolidated financial statements. The intercompany lease costs related to The Westcap Corporation and the nursing home have been eliminated for consolidated reporting purposes.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently a defendant in several lawsuits, substantially all of which are in the normal course of business. In the opinion of management, the liability, if any, which may arise from these lawsuits would not have a material adverse effect on the Company's financial position, results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The principal market on which the common stock of the Company trades is The Nasdaq Stock Market7 under the symbol "NWLIA". The high and low sales prices for the common stock for each quarter during the last two years are shown in the following table:

		High	Low

2001:	First Quarter	$118.00	85.56
	Second Quarter	120.00	81.38
	Third Quarter	117.25	96.30
	Fourth Quarter	113.80	99.00

2000:	First Quarter	$81.00	68.50
	Second Quarter	80.00	67.00
	Third Quarter	78.00	68.50
	Fourth Quarter	104.88	70.25

(b) Equity Security Holders

The number of stockholders of record on December 31, 2001, was as follows:
Class A Common Stock	5,438
Class B Common Stock	2

(c) Dividends

The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors. Presently, the Company's policy is to reinvest earnings internally to finance the development of new business, and there are no plans to pay cash dividends to stockholders in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following five-year financial summary includes comparative amounts derived from the audited consolidated financial statements.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands except per share amounts)
Earnings Information:
Revenues:
Life and annuity premiums	$14,013	17,615	18,423	19,685	20,968
Universal life and investment
annuity contract revenues	75,026	82,742	76,655	76,649	75,094
Net investment income	234,866	210,654	242,980	233,844	217,446
Other income	6,247	946	8,944	1,052	354
Realized gains (losses)
on investments	(27,046)	(19,242)	4,481	2,384	(1,588)
Total revenues	303,106	292,715	351,483	333,614	312,274
Expenses:
Policyholder benefits	31,715	35,078	32,456	32,441	35,285
Amortization of deferred
policy acquisition costs	27,424	47,948	39,148	40,415	39,934
Universal life and investment
annuity contract interest	144,516	137,711	162,302	158,889	145,200
Other operating expenses	31,681	29,427	27,764	35,504	27,560
Total expenses	235,336	250,164	261,670	267,249	247,979
Earnings before Federal income
taxes, cumulative effect of change
in accounting principle and
discontinued operations	67,770	42,551	89,813	66,365	64,295
Federal income taxes	23,185	14,011	30,588	17,347	21,723
Earnings from continuing operations	44,585	28,540	59,225	49,018	42,572
Cumulative effect of change in
accounting principle	2,134	-	-	-	-
Losses from discontinued operations	-	-	-	(14,125)	(1,000)
Net earnings	$46,719	28,540	59,225	34,893	41,572

Diluted Earnings Per Share:
Earnings from continuing operations	$12.59	8.11	16.78	13.87	12.09
Cumulative effect of change in
accounting principle	0.60	-	-	-	-
Losses from discontinued operations	-	-	-	(4.00)	(0.28)
Net earnings	$13.19	8.11	16.78	9.87	11.81

Balance Sheet Information:

Total assets	$3,809,472	3,693,820	3,678,738	3,513,601	3,220,590

Total liabilities	$3,250,084	3,193,714	3,203,216	3,075,236	2,819,727

Stockholders' equity	$559,388	500,106	475,522	438,365	400,863

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Insurance Operations - Domestic

The Company is currently licensed to do business in all states except for New York, Delaware, New Hampshire, and Connecticut. Products marketed are annuities, universal life insurance, and traditional life insurance, which includes both term and whole life products. The majority of domestic sales are the Company=s annuities, which include single and flexible premium deferred annuities, single premium immediate annuities, and equity-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At December 31, 2001, the Company maintained over 101,000 annuity policies inforce.

National Western markets and distributes its domestic products primarily through independent marketing organizations (IMOs). These IMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has over 85 IMOs contracted who in turn have contracted over 6,000 independent agents with the Company. Roughly 20% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company=s international operations focus on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, and the Pacific Rim. Issuing policies to residents in countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At December 31, 2001, the Company had nearly 48,000 international life insurance policies inforce representing approximately $7.1 billion in face amount of coverage.

International applications are submitted by independent contractor broker-agents, many of whom have been submitting policy applications to National Western for 20 or more years. The Company has approximately 2,600 independent international agents currently contracted, over 40% of which have submitted policy applications to the Company in the past twelve months.

There are some inherent risks of accepting international applications which are not present within the domestic market that are reduced substantially by the Company in several ways. As previously described, the Company accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources. This targeted customer base coupled with National Western=s conservative underwriting practices have historically resulted in claims experience similar to that in the United States. The Company minimizes exposure to foreign currency risks by requiring payment of premiums and claims in United States dollars. Finally, the Company=s thirty-five years of experience with the international products and its longstanding independent broker-agent relationships further serve to minimize risks.

INVESTMENTS

General

The Company's investment philosophy emphasizes the prudent handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of December 31, 2001 and 2000. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.

	Percent of Investments
	2001	2000

Debt securities	89.1%	88.0%
Mortgage loans	5.6	6.1
Policy loans	2.9	3.4
Equity securities	0.4	0.5
Real estate	0.4	0.4
Index options	0.2	0.2
Other	1.4	1.4

Totals	100.0%	100.0%

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations (CMOs). As of December 31, 2001, 2000, and 1999, the Company's debt securities portfolio consisted of the following:
	Percent of Debt Securities
	2001	2000	1999

Corporate	53.1%	54.5%	55.6%
Mortgage-backed securities	22.7	21.0	20.9
Public utilities	14.5	13.6	13.0
Asset-backed securities	7.1	8.0	7.8
Foreign governments	1.8	1.8	1.8
States & political subdivisions	0.7	0.8	0.6
U.S. government	0.1	0.3	0.3

Totals	100.0%	100.0%	100.0%

In addition to diversification, an important aspect of the Company=s investment approach is managing the credit quality of its investments in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company=s credit and industry outlook, financial ratios and trends, and event risks.

This emphasis is reflected in the high average credit rating of the Company=s portfolio. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor=s (S&P7), or other nationally recognized statistical rating organizations if securities were not rated by S&P7 :

	December 31,
	2001	2000	1999

AAA and U.S. government	30.8%	30.0%	28.7%
AA	6.9	8.4	8.8
A	28.5	31.4	34.1
BBB	29.8	27.3	25.9
BB and other below investment grade	4.0	2.9	2.5

Totals	100.0%	100.0%	100.0%

National Western does not purchase below investment grade securities. Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities. During 2001, the Company's percentage of below investment grade securities increased primarily after the events of September 11th as Company holdings in certain industries (i.e. airlines) were downgraded across the board. Despite these downgrades, the Company's holdings of below investment grades securities is much lower than industry averages and is a small percentage of total invested assets. These holdings are summarized below.
	Below Investment Grade Debt Securities
				% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets
	(In thousands except percentages)

December 31, 2001	$132,689	119,960	118,709	3.6%

December 31, 2000	$113,018	82,764	75,700	2.6%

December 31, 1999	$73,607	70,900	63,864	2.2%

From a historical standpoint, 2001 is generally regarded as one of the poorest years in terms of corporate defaults. The economic recession, the terrorist attack in September, and revelations of financial reporting irregularities by major companies converged to produce a crisis of confidence in corporate credit quality. Generally accepted accounting principles require that investments in debt securities be written down to fair value when declines in value are judged to be other than temporary. Since quoted market prices are readily available and understood by investors and creditors they are the most common source for fair value estimation. In some instances, quoted market prices may not be available for securities that have limited buyer demand. When the quoted market price is not available other valuation techniques such as discounted cash flow analysis and fundamental analysis may be used.

National Western held investments in several issuers whose decline in value was considered other than temporary during 2001 and these holdings were written down to fair value and included as realized losses on investments as follows:
	Total Par	2001
	Holdings	Writedown
	(In thousands)
Issuer:
Enron Corporation	$10,000	8,997
Lukens, Inc.	15,300	14,358
Federal Mogul Corporation	5,000	4,392
Northstar CBO	8,354	4,600

	$38,654	32,347

With the exception of Enron, whose deterioration was much more precipitous and unexpected, the Company had been concerned about these securities prior to the end of 2001. However, the events of September 11th and the resulting economic recession eventually caused their outlook to become overwhelmingly negative and the securities were adjusted down to the quoted market values in 2001.

The Company is closely monitoring its other below investment grade holdings. While additional losses are not currently anticipated based on the existing status and condition of these securities, continued credit deterioration of some securities is possible, which may result in further writedowns.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at December 31, 2001, approximately 30% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.
	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)
	(In thousands)
Securities held to maturity:
Debt securities	$2,128,586	2,059,146	69,440
Securities available for sale:
Debt securities	912,886	919,246	(6,360)
Equity securities	13,089	8,609	4,480

Totals	$3,054,561	2,987,001	67,560

As part of an evaluation of its entire investment portfolio, the Company made the determination to transfer debt securities with fair values totaling $112 million from securities available for sale to securities held to maturity as of January 1, 2001. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the transfers were recorded at fair values, and the unrealized holding loss totaling $647,000 at the date of transfer, net of the effects of deferred taxes and deferred policy acquisition costs, has been reported in accumulated other comprehensive income and will be amortized over the remaining lives of the securities. The transfer of securities from available for sale to held to maturity had no effect on the net earnings of the Company.

In conjunction with the required implementation of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," during 2001 the Company was permitted to reclassify securities previously included as held to maturity to available for sale with an aggregate amortized cost of $294 million. The net unrealized losses on the transferred securities totaled $5,148,000, after the effects of deferred taxes and deferred policy acquisition costs. This adjustment was reflected in the Company's consolidated financial statements in other comprehensive income as part of the cumulative effect of a change in accounting principle as of January 1, 2001.

Mortgage Loans and Real Estate

In general, the Company originates loans on high quality, income-producing properties such as shopping centers, freestanding retail stores, office buildings, industrial and sales or service facilities, selected apartment buildings, motels, and health care facilities. The location of these loans is typically in major metropolitan areas that offer a potential for property value appreciation. Credit and default risk is minimized through strict underwriting guidelines and diversification of underlying property types and geographic locations. In addition to being secured by the property, mortgage loans with leases on the underlying property are often guaranteed by the lessee. This approach has proven to result in higher quality mortgage loans with fewer defaults.

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as many of these investments were acquired through mortgage loan foreclosures. The Company also participates in several real estate joint ventures and limited partnerships that invest primarily in income-producing retail properties. These investments have enhanced the Company=s overall investment portfolio returns.

The Company held net investments in mortgage loans totaling $186,278,000 and $195,665,000 at December 31, 2001 and 2000, respectively. The diversification of the portfolio by geographic region and by property type was as follows:

	December 31,
Geographic Region:	2001	2000

West South Central	54.8%	57.1%
Mountain	22.5	20.0
Pacific	11.1	11.0
South Atlantic	4.1	4.6
East South Central	3.9	3.8
All other	3.6	3.5

Totals	100.0%	100.0%

	December 31,
Property Type:	2001	2000

Retail	63.8%	62.0%
Office	22.0	23.0
Hotel/Motel	6.5	6.5
Land/Lots	3.7	3.1
Apartment	1.0	1.0
Nursing homes	0.8	2.0
All other	2.2	2.4

Totals	100.0%	100.0%

The Company does not recognize interest income on loans past due three months or more. At December 31, 2001 and 2000, the Company had mortgage loan principal balances past due three months or more of $3,014,000 and $2,983,000, respectively. The Company will at times restructure mortgage loans under certain conditions, which may involve changes in interest rates, payment terms, or other modifications. The Company had mortgage loan principal balances with restructured terms totaling $7,486,000 and $7,749,000 at December 31, 2001 and 2000, respectively. Interest income not recognized for past due and restructured loans totaled approximately $236,000 and $309,000 in 2001 and 2000, respectively.

The contractual maturities of mortgage loan principal balances at December 31, 2001, are as follows:
Principal
Due
(In thousands)

Due in one year or less	$28,322
Due after one year through five years	63,300
Due after five years through ten years	93,946
Due after ten years through fifteen years	2,846
Due after fifteen years	21

Total	$188,435

As of December 31, 2001, the allowance for possible losses on mortgage loans was $2,115,000 representing a reduction of $2,100,000 from December 31, 2000. The allowance was adjusted as a result of an analysis of specific loans and management believes that the allowance for possible losses is adequate. While the Company closely manages its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

The Company's real estate investments totaled approximately $15,220,000 and $14,683,000 at December 31, 2001 and 2000, respectively, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of the Company. The Company recognized operating income on these properties of approximately $845,000 and $1,063,000 for the years ended December 31, 2001 and 2000, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment losses of $25,000 and $420,000 in 2001 and 2000, respectively, associated with these properties.

Market Risk

Market risk is the risk of change in market values of financial instruments due to changes in interest rates, currency exchange rates, commodity prices, or equity prices. The most significant market risk exposure for National Western is interest rate risk. The fair values of fixed income debt securities correlate to external market interest rate conditions. Because interest rates are fixed on almost all of the Company=s debt securities, market values typically increase when market interest rates decline, and decrease when market interest rates rise. However, market values may fluctuate for other reasons, such as changing economic conditions or increasing event-risk concerns.

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	December 31,
	2001	2000	1999
	(In thousands except percentages)

Debt securities - fair value	$3,041,472	2,832,119	2,786,442
Debt securities - amortized cost	$2,978,392	2,881,682	2,880,777
Fair value as a percentage of amortized cost	102.12%	98.3%	96.7%
Unrealized gains (losses) at year-end	$63,080	(49,563)	(94,335)
Ten-year U.S. Treasury bond - increase (decrease)
in yield for the year	(0.6)%	(1.3)%	1.8%

	Unrealized Gains (Losses)
	At	At	Unrealized
	December 31,	December 31,	Gains
	2001	2000	During 2001
	(In thousands)

Debt securities held to maturity	$69,440	(3,333)	72,773
Debt securities available for sale	(6,360)	(46,230)	39,870

Totals	$63,080	(49,563)	112,643

Changes in interest rates typically have a significant impact on the fair values of the Company's debt securities. Market interest rates of the ten-year U.S. Treasury bond declined approximately 60 basis points from year-end 2000 causing an unrealized gain of $112.6 million on a portfolio of approximately $3 billion. The Company would expect similar results in the future from any significant upward or downward movement in market rates. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's operating results.

The Company manages interest rate risk through on-going cash flow testing required for insurance regulatory purposes. Computer models are used to perform cash flow testing under various commonly used stress test interest rate scenarios to determine if existing assets would be sufficient to meet projected liability outflows. Sensitivity analysis allows the Company to measure the potential gain or loss in fair value of its interest-sensitive instruments and to protect its economic value and achieve a predictable spread between what is earned on invested assets and what is paid on liabilities. The Company seeks to minimize the impact of interest risk through surrender charges that are imposed to discourage policy surrenders. Interest rate changes can be anticipated in the computer models and the corresponding risk addressed by management actions affecting asset and liability instruments. However, potential changes in the values of financial instruments indicated by hypothetical interest rate changes will likely be different from actual changes experienced, and the differences could be significant.

The following table illustrates the market risk sensitivity of the Company's interest rate-sensitive assets. The table shows the effect of a change in interest rates on the fair value of the portfolio using models that measure the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.
	Fair Values of Assets
	Changes in Interest Rates in Basis Points
	-200	- 100	0	+ 100	+ 200
	(In thousands)

Debt and equity securities	$3,283,021	3,174,914	3,054,561	2,941,436	2,822,986
Mortgage loans	201,774	195,181	188,604	182,506	176,624
Policy loans	139,054	129,690	121,299	113,750	106,932
Other loans	31,371	29,895	28,510	27,208	25,984
Index options	5,938	6,113	6,288	6,464	6,641

Expected maturities of debt securities may differ from contractual maturities due to call or prepayment provisions. The models assume that prepayments on mortgage-backed securities are influenced by agency and pool types, the level of interest rates, loan age, refinancing incentive, month of the year, and underlying coupon. During periods of declining interest rates, principal payments on mortgage-backed securities and collateralized mortgage obligations increase as the underlying mortgages are prepaid. Conversely, during periods of rising interest rates, the rate of prepayment slows. Both of these situations can expose the Company to the possibility of asset/liability cash flow and yield mismatch. The model uses a proprietary method of sampling interest rate paths along with a mortgage prepayment model to derive future cash flows. The initial interest rates used are based on the current U.S. Treasury yield curve as well as current mortgage rates for the various types of collateral in the portfolio.

Mortgage and other loans were modeled by discounting scheduled cash flows through the scheduled maturities of the loans, starting with interest rates currently being offered for similar loans to borrowers with similar credit ratings. Policy loans were modeled by discounting estimated cash flows using U.S. Treasury Bill interest rates as the base rates at December 31, 2001. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts and incorporate both Company experience and mortality assumptions associated with such contracts.

In addition to the securities analyzed above, the Company invests in index options which are derivative financial instruments used to hedge the equity return component of the Company's equity-indexed annuities. The values of these options are primarily impacted by equity price risk, as the options' fair values are dependent on the performance of the S&P 5007 Composite Stock Price Index (S&P 500 Index7). However, increases or decreases in investment returns from these options are substantially offset by corresponding increases or decreases in amounts paid to equity-indexed annuity policyholders, subject to minimum guaranteed policy interest rates.

The Company's market risk liabilities, which include policy liabilities for investment annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described. As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of both a 100 basis point increase and decrease in the U.S. Treasury yield curve as of December 31, 2001. A 100 basis point interest rate decline would decrease net earnings for 2002 by approximately $95,000, based on the Company's projections. A 100 basis point increase in interest rates would increase net earnings by approximately $115,000, based on the Company's projections. These estimated impacts to earnings are net of tax effects and the estimated effects of deferred policy acquisition costs.

The above-described scenarios produce estimated changes in cash flows as well as cash flow reinvestment projections. Estimated cash flows in the Company's model assume cash flow reinvestments which are representative of the Company's current investment strategy. Calls and prepayments include scheduled maturities and those expected to occur which would benefit the security issuers. Assumed policy surrenders consider differences and relationships between credited interest rates and market interest rates as well as surrender charges on individual policies. The impact to earnings also includes the expected effects on amortization of deferred policy acquisition costs. The model considers only investment annuity and supplemental contracts in force at December 31, 2001, and does not consider new product sales or the possible impact of interest rate changes on sales.

RESULTS OF OPERATIONS

Consolidated Operations

A summary of operating results, net of taxes, for the years ended December 31, 2001, 2000, and 1999 is provided below:

	Years Ended December 31,
	2001	2000	1999
	(In thousands except per share data)

Revenues:
Revenues, excluding realized gains (losses)
on investments and index options	$343,691	344,225	336,283
Index options	(13,539)	(32,268)	10,719
Realized gains (losses) on investments	(27,046)	(19,242)	4,481

Total revenues	$303,106	292,715	351,483

Earnings:
Earnings from operations, excluding
realized gains (losses) on investments	$62,165	41,048	56,313
Cumulative effect of change in accounting
for equity-indexed annuities	2,134	-	-
Net realized gains (losses) on investments	(17,580)	(12,508)	2,912

Net earnings	$46,719	28,540	59,225

Basic Earnings Per Share:
Earnings from operations, excluding
realized gains (losses) on investments	$17.71	11.72	16.09
Cumulative effect of change in accounting
for equity-indexed annuities	0.61	-	-
Net realized gains (losses) on investments	(5.01)	(3.57)	0.83

Net earnings	$13.31	8.15	16.92

Diluted Earnings Per Share:
Earnings from operations, excluding
realized gains (losses) on investments	$17.55	11.66	15.96
Cumulative effect of change in accounting
for equity-indexed annuities	0.60	-	-
Net realized gains (losses) on investments	(4.96)	(3.55)	0.82

Net earnings	$13.19	8.11	16.78

Revenues: The following details revenues excluding index options and realized gains (losses) on investments:
	Years Ended December 31,
	2001	2000	1999
	(In thousands)

Universal life and annuity product charges	$75,026	82,742	76,655
Traditional life premiums	14,013	17,615	18,423
Net investment income	248,405	242,922	232,261
Other revenue	6,247	946	8,944

Totals	$343,691	344,225	336,283

Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances. During 2000, the Company's revenues associated with surrender charges increased substantially due to higher than normal terminations of annuity contracts. Although generating revenue for financial reporting purposes, the increase in annuity terminations negatively impacted 2000 earnings as the Company lost the profits associated with maintaining the contracts inforce. In 2001, the Company's retention of inforce policies and contracts improved substantially contributing to higher operating earnings. However, revenues decreased from a lower incidence of surrender charges. Surrender charge revenue was $26.7 million in 2001 compared to $36.4 million and $31.2 million in 2000 and 1999, respectively.

Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. These are product lines that the Company has been de-emphasizing in favor of interest sensitive products, particularly in its international life insurance operations. In addition, 2001 traditional life premiums were muted for increases in reinsurance premiums and translation losses associated with policies in Haiti which is the only international country where premiums and benefits may be paid in other than U.S. dollars.

A detail of net investment income, excluding index options, is provided below:
	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Gross investment income:
Debt securities	$213,512	210,194	204,294
Mortgage loans	17,835	18,395	16,262
Policy loans	7,791	8,120	8,232
Other investment income	11,072	9,253	7,501

Total investment income	250,210	245,962	236,289
Investment expenses	1,805	3,040	4,028

Net investment income	$248,405	242,922	232,261

Net investable cash flow is primarily invested in investment grade debt securities. With the steady decline in interest rate levels during 2001, this was even more the case as the market for mortgage loans fell below the Company's required yield levels for this type of investment. Despite the drop in interest rate levels, the Company still generated higher net investment earnings. A significant contributor was increased profit participation earnings related to other equity-type loans on income producing real estate properties. Although the Company has minimal holdings in these type loans, these investments have been profitable, are related to high quality properties, and are supported by strong borrower guarantees. In addition, investment expenses were reduced substantially as legal fees associated with an investment related lawsuit subsided with the favorable resolution of this matter to the Company.

Net income performance is summarized as follows:
	Years Ended December 31,
	2001	2000	1999
	(In thousands except percentages)

Net investment income, excluding index options	$248,405	242,922	232,261
Average invested assets, at amortized cost	$3,326,296	3,269,475	3,177,303
Yield on average invested assets	7.47%	7.43%	7.31%

Other revenue in 2001 consists primarily of two sources. Approximately $5.2 million pertains to the Company's other operations involving a nursing home which commenced operations in 2000. Revenues in 2000 associated with this operation were $0.6 million. Also included in 2001 other revenue is nearly $0.7 million received from the favorable resolution of longstanding litigation against the Company and one of its wholly owned subsidiaries, The Westcap Corporation (Westcap). The United States Court of Appeals, 5th Circuit, ruled in favor of Westcap on the matter in 2001.

Index Options: Index options are derivative financial instruments used to hedge the equity return component of the Company's equity-indexed annuity products, which were first introduced for sale in 1997. Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income. However, increases or decreases in income from these options are substantially offset by corresponding increases or decreases in amounts paid to equity-indexed annuity policyholders.

The loss from index options in 2001 and 2000 was due to poor stock market conditions, specifically the performance of the S&P 500 Index®. Index options are intended to act as hedges to match closely the returns on the S&P 500 Index®. With the decline in this index, the index option values likewise declined. While income from index options was lower, the contract interest expense for the Company's equity-indexed annuities was also substantially lower.

Realized Gains and Losses on Investments: The losses in 2001 and 2000 consist primarily of impairment writedowns for investments in debt securities. The Company records impairment writedowns when a decline in value is considered other than temporary and full recovery of the investment is not expected. During 2001, several noteworthy corporations filed for bankruptcy in whose debt securities the Company held positions. Impairment writedowns were recorded for these holdings including Enron Corporation ($9.0 million), Lukens, Inc. ($14.4 million) and Federal Mogul Corporation ($4.4 million). Impairment writedowns in 2000 totaled $14.7 million. The gains in 1999 consist primarily of gains from sales and calls of debt securities totaling $6.3 million, offset by other than temporary impairment writedowns of $4.4 million. The Company also recognized gains totaling $2.0 million on real estate in 1999.

Benefits and Expenses: The following details benefits and expenses:
	Years Ended December 31,
	2001	2000	1999
	(In thousands)

Policy benefits	$31,715	35,078	32,456
Amortization of deferred policy acquisition costs	27,424	47,948	39,148
Universal life and annuity contract interest	144,516	137,711	162,302
Other operating expenses	31,681	29,427	27,764

Totals	$235,336	250,164	261,670

The Company benefited from improved mortality experience in 2001 resulting in lower policy benefits. Death claims decreased to $23.6 million in 2001 from $26.2 million with both domestic life and international life recording more favorable results. The Company's mortality experience over the past five years has generally been consistent with its product pricing assumptions.

Life insurance companies are required to defer certain expenses associated with acquiring new business. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses. Recognition of these deferred policy acquisition costs in the financial statements is to occur over future periods in relation to the emergence of profits priced into the products sold. This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns. Companies are required to revisit these assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profits pattern is to be "unlocked" and reset based upon the actual experience. In 2000, the Company determined that the persistency of annuity contracts had deviated from assumptions such that an unlocking was required to accelerate the amortization of deferred policy acquisition costs. As a result, amortization expense increased from $39.1 million in 1999 to $47.9 million 2000. In 2001, the Company revisited its assumptions regarding the emergence of profits of its business and determined that unlocking was again required to incorporate improved persistency with respect to its annuity block of business and to factor in the recent realized investment loss experience. The outcome of these revisions resulted in the amortization of deferred policy acquisition costs decreasing to $27.4 million in 2001. While the Company is required to evaluate its emergence of profits continually, management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience.

The Company closely monitors its credited interest rates on interest sensitive policies, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. Average credited rates, calculated based on policy reserves for the Company=s universal life and investment annuity business, have generally declined since 1997, which is consistent with declines in market interest rates. As market interest rates fluctuate, the Company=s credited interest rates are often adjusted accordingly taking into consideration other factors as described above. Raising policy credited rates can typically have an impact sooner than higher market rates on the Company=s investment portfolio yield, making it more difficult to maintain the current interest spread. The difference between yields earned over policy credited rates is often referred to as the interest spread.

Contract interest also includes the performance of the equity-index component of the Company's equity-indexed annuities. As previously noted, the recent market performance of these equity-index features reduced contract interest expenses while also reducing the Company's investment income given the hedge nature of the options purchased for these products. Excluding equity-indexed annuities, the Company's average credited rate on annuity products was approximately 5.4% in 2001. The average credited rate in 2001 for interest sensitive life products approximated 5.5%. With these credited rates, the Company generally realized 95% to 100% of its required interest spread on its products.

Other operating expenses consist of general administrative expenses, licenses and fees, and commissions not subject to deferral. As noted with Other Revenues, the Company commenced its nursing home operations in 2000 and these expenses are included in other operating expenses in the amount of $4.8 million in 2001 and $1.3 million in 2000. Excluding nursing home operations expenses, the Company has been able to leverage its operations to keep expenses relatively stable.

Federal Income Taxes: Federal income taxes on earnings from continuing operations for 2001, 2000, and 1999 reflect effective tax rates of 34.2%, 32.9%, and 34.1%, respectively, which are lower than the expected Federal rate of 35%. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings from continuing operations for the years ended December 31, 2001, 2000, and 1999 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Segment earnings:

2001	$5,846	10,289	41,724	4,306	62,165
2000	6,124	6,719	25,059	3,146	41,048
1999	8,209	6,798	38,068	3,238	56,313

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company=s domestic life insurance segment is detailed below:

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$23,238	23,864	24,668
Net investment income	26,015	26,295	25,054
Other income	39	30	40

Total premiums and other revenue	49,292	50,189	49,762

Benefits and expenses:
Policy benefits	15,935	17,299	15,547
Amortization of deferred policy acquisition costs	5,522	4,305	3,387
Universal life insurance contract interest	9,750	10,183	9,826
Other operating expenses	9,169	9,183	8,563

Total benefits and expenses	40,376	40,970	37,323

Segment earnings before Federal income taxes	8,916	9,219	12,439

Federal income taxes	3,070	3,095	4,230

Segment earnings	$5,846	6,124	8,209

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
	Years Ended December 31,
	2001	2000	1999
	(In thousands)

Universal life insurance revenues	$15,467	15,345	15,208
Traditional life insurance premiums	8,568	9,475	10,132
Reinsurance premiums	(797)	(956)	(672)

Totals	$23,238	23,864	24,668

The Company's U.S. operations have historically emphasized annuity product sales over life product sales. Consequently, domestic life revenues have been declining for several years. However, a refocus on domestic life business was identified as a focal point of the Company in 2001 which resulted in increased recruiting of new distribution and the development of new life insurance products. It is the Company's goal to more than double domestic life product sales in 2002 and to continue to attract new sources of distribution.

Segment earnings have declined as the block of business has contracted. The face amount of domestic life insurance inforce has declined from $3.2 billion at December 31, 1999, to $3.0 billion at December 31, 2000 and $2.9 billion at December 31, 2001. Absent the growth rates targeted by management, the block of business will continue to contract due to the normal incidence of terminations from death or surrender with lower earnings resulting.

International Life Insurance Operations

A comparative analysis of results of operations for the Company=s international life insurance segment is detailed below:

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$42,010	43,665	43,018
Net investment income	22,855	22,864	21,692
Other income	29	44	41

Total premiums and other revenue	64,894	66,573	64,751

Benefits and expenses:
Policy benefits	14,909	17,548	16,451
Amortization of deferred policy acquisition costs	9,964	15,413	14,647
Universal life insurance contract interest	15,928	15,148	13,923
Other operating expenses	8,400	8,349	9,429

Total benefits and expenses	49,201	56,458	54,450

Segment earnings before Federal income taxes	15,693	10,115	10,301

Federal income taxes	5,404	3,396	3,503

Segment earnings	$10,289	6,719	6,798

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below:
	Years Ended December 31,
	2001	2000	1999
	(In thousands)

Universal life insurance revenues	$44,506	42,533	41,243
Traditional life insurance premiums	5,961	8,688	9,007
Reinsurance premiums	(8,457)	(7,556)	(7,232)

Totals	$42,010	43,665	43,018

International operations have emphasized universal life policies over traditional life insurance products. Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with generally accepted accounting principles. Actual universal life premiums collected are detailed below:
	Years Ended December 31,
	2001	2000	1999
	(In thousands)

Universal life insurance:
First year and single premiums	$15,826	14,520	14,084
Renewal premiums	38,631	37,125	36,428

Totals	$54,457	51,645	50,512

The Company's international life operations has been a steady performer as evidenced by the growth in collected premiums. Management expects this growth to accelerate in 2002 with the addition of new contracted distribution which began to occur in the fourth quarter of 2001. This distribution was attracted to National Western given the Company's longstanding reputation for supporting its international life products and the instability of competing companies in this area. In addition, the Company released its first equity-indexed universal life product for international life operations early in 2002 which has been well received by its independent distribution.

After an unusually high amount of death claims in 2000, international life mortality returned to expected levels. As the international life insurance inforce continues to grow, the Company anticipates operating earnings to similarly increase. The amount of international life insurance inforce has grown from $6.6 billion at December 31, 1999, to $6.7 billion at December 2000 and $7.1 billion at December 31, 2001.

Annuity Operations

The Company=s annuity operations are almost exclusively in the United States. Although some of the Company=s annuities and investment contracts are available to international residents, current sales are small relative to total annuity sales. A comparative analysis of results of operations for the Company=s annuity segment is detailed below:

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$23,791	32,828	27,392
Net investment income	180,522	156,014	191,328
Other income	296	317	8,863

Total premiums and other revenue	204,609	189,159	227,583

Benefits and expenses:
Policy benefits	871	231	458
Amortization of deferred policy acquisition costs	11,938	28,230	21,114
Annuity contract interest	118,838	112,380	138,553
Other operating expenses	9,323	10,593	9,772

Total benefits and expenses	140,970	151,434	169,897

Segment earnings before Federal income taxes	63,639	37,725	57,686

Federal income taxes	21,915	12,666	19,618

Segment earnings	$41,724	25,059	38,068

Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Years Ended December 31,
	2001	2000	1999
	(In thousands)

Surrender charges	$18,029	26,911	21,345
Payout annuity and other revenues	5,705	5,851	5,972
Traditional annuity premiums	57	66	75

Totals	$23,791	32,828	27,392

As previously noted, the Company's earnings are dependent upon annuity contracts persisting or remaining in force. While revenues decline with a reduction in surrender charges, the Company's earnings benefit.

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with generally accepted accounting principles. Actual annuity deposits collected for the years ended December 31, 2001, 2000, and 1999 are detailed below.
	Years Ended December 31,
	2001	2000	1999
	(In thousands)

Equity-indexed annuities	$47,081	99,876	153,503
Other deferred annuities	232,296	204,662	205,550
Immediate annuities	17,089	24,464	30,510

Totals	$296,466	329,002	389,563

Sales of equity-indexed annuities began declining during the year ended December 31, 1999, primarily due to volatility in the stock market. This volatility affects both the demand for these annuities and the pricing of these products. Increased product costs from stock market volatility, including costs of index options used to hedge the equity return component of these annuities and lower policyholder asset fees can reduce potential credited interest to policyholders. The lower production level continued throughout 2001, which is consistent with the poor performance of the stock market and the negative outlook that persisted during 2001. However, because the Company does not offer variable products or mutual funds, these products provide a key equity-based alternative to the Company=s existing fixed annuity products.

As previously described, index options are used to hedge the equity return component of the Company=s equity-indexed annuity products with any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, reflected in net investment income. Excluding index option income or losses from investment income in the annuity segment results in net investment income totaling $194.1 million, $188.3 million, and $180.6 million for 2001, 2000, and 1999, respectively.

Other income for 1999 includes $8.5 million in income pertaining to litigation involving an independent marketing organization. The amount related to accrued bonus commissions which were not owed as a result of the settlement of the Company's lawsuit against the former marketing organization.

As previously described the Company unlocked its deferred policy acquisition cost amortization factors for changes in persistency of the annuity block of business in both 2000 and 2001 and for changes in investment earnings in 2001. The changes in 2000 accelerated the amortization of deferred policy acquisition costs while the 2001 unlocking adjusted the amortization stream back. The Company is required to periodically adjust these factors for actual experience that varies from assumptions. While management does not currently anticipate any impact from unlocking in 2002, facts and circumstances may arise in the future which require that the factors be reexamined.

Annuity contract interest includes the equity component return associated with the Company's equity-indexed annuities. The detail of equity-index annuity contract interest compared to contract interest for all other annuities is as follows:

	Years Ended December 31,
	2001	2000	1999
	(In thousands)

Equity-index annuities	$4,226	(2,881)	20,480
All other annuities	114,612	115,261	118,073

Totals contract interest	$118,838	112,380	138,553

The decrease in contract interest for all other annuities reflects managed reductions in credited interest rates necessary for the Company to maintain its required spread.

Other Operations

National Western=s primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Most of the income from the Company=s subsidiaries is from a life interest in a trust. Gross income distributions from the trust totaled $3,753,000, $3,643,000, and $3,595,000, in 2001, 2000, and 1999, respectively.

During the first quarter of 2000, the Company acquired a nursing home facility through an affiliated limited partnership. The acquisition, which totaled approximately $6.6 million, was made by a newly formed limited partnership, the partners of which are downstream subsidiaries of National Western. The nursing home facility, which opened in late July, 2000, is operated by an affiliated limited partnership, and the financial operating results are consolidated with those of the Company. Daily operations and management of the nursing home are performed by an experienced management company through a contract with the limited partnership. Nursing home operations generated $425,000 of operating earnings in 2001 compared to operating losses of $850,000 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and revenues, investment income, and investment maturities are the primary sources of funds while investment purchases, policy benefits, and operating expenses are the primary uses of funds. Although the Company historically has not been put in the position of liquidating invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company may also borrow up to $60 million on its bank line of credit for short-term cash needs.

A primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. The Company includes provisions within its annuity and universal life insurance policies, such as surrender charges, that help limit and discourage early withdrawals. Cash flow projections and cash flow tests under various market interest rate scenarios are also performed to assist in evaluating liquidity needs and adequacy. The Company currently expects available liquidity sources and future cash flows to be adequate to meet the demand for funds.

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $142 million, $139 million, and $118 million in 2001, 2000, and 1999, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $162 million, $113 million, and $187 million in 2001, 2000, and 1999, respectively. The Company expects cash flows from these sources in 2002 at levels consistent with the past year.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 2002.

CHANGES IN ACCOUNTING PRINCIPLES AND CRITICAL ACCOUNTING POLICIES

Change in Accounting Principles

Derivative Instruments: In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." . In June, 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133 for certain specifically identified derivative instruments and hedging activities. Both pronouncements were required to be implemented effective January 1, 2001. They establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Derivatives must be recognized as either assets or liabilities in the statement of financial position and be measured at fair value.

The Company offers for sale equity-indexed annuities that contain an equity return component for policyholders which is an embedded derivative instrument under the FASB pronouncements. Equity-indexed annuities combine features associated with traditional fixed annuities with the option to have interest rates linked entirely or in part to an index, such as the S&P 500 Index®. The equity return component of such policy contracts must be separately identified and accounted for at fair value as embedded derivatives reflected in the balance sheet as a component of future policy benefits with changes in fair value included in earnings. The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity contracts. The host contracts are accounted for as investment contracts under provisions of SFAS No. 97, which requires the host contracts to be recorded as discounted debt instruments that are accreted, using the effective yield method, to their guaranteed account values at the projected maturity or termination dates. The cumulative effect adjustment for the implementation of the change in accounting for equity-indexed annuities resulted in an increase to net earnings totaling $2,134,000, net of taxes of $1,149,000 as of January 1, 2001.

One of the more complex and challenging aspects of interpreting and implementing SFAS No. 133 and No. 138 was how the insurance industry was to apply the statement's provisions to policy liabilities for equity-indexed products. The Derivatives Implementation Group (DIG) of the FASB addressed this policy liability issue, and released guidance for the liability calculation which was not approved by FASB until an effective date of April 1, 2001. The Company implemented this additional guidance on the policy liability valuation method for equity-indexed annuities as of April 1, 2001, which produced an additional reduction in policy liabilities contributing over $1.8 million, net of taxes, to operating earnings.

In conjunction with the sale of equity-indexed annuities, the Company purchases index options to hedge or offset the equity return component of the annuities. Although the Company uses index options to hedge the equity return component of the equity-indexed annuities, these options do not qualify as hedging instruments or for hedge accounting treatment pursuant to SFAS No. 133. Accordingly, the index options are carried at fair value in the balance sheet based upon quoted market prices and mark-to-market gains or losses to record the options at fair value are recognized as net investment income in earnings in the period of change, which has been the Company's practice. Consequently, there was no change in accounting principle for these options upon implementation of SFAS No. 133.

Critical Accounting Policies

Future Policy Benefits: Because of the long-term nature of insurance contracts, the Company is liable for policy benefit payments many years into the future. The liability for future policy benefits represents estimates of the present value of the Company's expected benefit payments, net of the related present value of future net premium collections. For traditional life insurance contracts, this is determined by standard actuarial procedures, using assumptions as to mortality (life expectancy), morbidity (health expectancy), persistency, and interest rates, which are based on the Company's experience with similar products. The assumptions used are those considered to be appropriate at the time the policies are issued. An additional provision is made on most products to allow for possible adverse deviation from the assumptions assumed. For universal life, investment annuity and equity-indexed annuity products, the Company's liability is the amount of the contract's account balance. Account balances are also subject to minimum liability calculations as a result of minimum guaranteed interest rates in the policies. While management and company actuaries have used their best judgment in determining the assumptions and in calculating the liability for future policy benefits, there is no assurance that the estimate of the liabilities reflected in the financial statements represents the Company's ultimate obligation. Additionally, significantly different assumptions could result in materially different reported amounts. A discussion of the assumptions used to calculate the liability for future policy benefits is reported in Note 1 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements found on page __ of this report.

Deferred Acquisition Costs: As previously noted in the discussion of the Company's benefits and expenses on page __ of this report, the Company is required to defer certain policy acquisition costs and amortize them over future periods. Deferred acquisition costs are subject to periodic recoverability and loss recognition testing. These tests ensure that the present value of future contract-related cash flows will support the capitalized deferred acquisition cost balance. The present value of these cash flows, less the benefit reserve, is compared with the unamortized deferred acquisition cost balance and if the asset balance is greater, the deficiency is charged to expense as a component of amortization and the asset balance is reduced to the recoverable amount. For more information about accounting for deferred acquisition costs see Note 1 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements found on page __ of this report.

Revenue Recognition: Premium income for the Company's traditional life insurance contracts is generally recognized as the premium becomes due. Revenue on universal life and annuity contracts (deposit balance products) are recognized differently. Premiums on deposit balance products are added to the policy account value as the Company's liability. This deposit balance is then charged a fee for the cost of insurance, administration, surrender, and certain other charges which are recognized as revenue in the period the fees are charged to the policyholder. Benefits and expenses are matched against revenues in a manner by which they are incurred as the revenues are earned.

Investment activities of the Company are integral to its insurance operations. Since life insurance benefits may not be paid until many years into the future, the accumulation of cash flows from premium receipts are invested with income reported as revenue when earned. Anticipated yields on investments are reflected in premium rates, contract liabilities, and other product contract features. These anticipated yields are implied in the interest required on the Company's net insurance liabilities (future policy benefits less deferred acquisition costs) and contractual interest obligations in its insurance and annuity products. The Company benefits to the extent actual net investment income exceeds the required interest on net insurance liabilities and manages the rates it credits on its products to maintain the targeted excess or "spread" of investment earnings over interest credited. The Company will continue to be required to provide for future contractual obligations in the event of a decline in investment yield. For more information concerning revenue recognition, investment accounting, and interest sensitivity, please refer to Note 1 Summary of Significant Accounting Policies beginning on page __, Note 3, Investments beginning on page __ in the Notes to Consolidated Financial Statements and discussions under the captions Investments on page __ and Market Risk on page __ of this report.

REGULATORY AND OTHER ISSUES

Statutory Accounting Practices

As discussed in Item 1.(a), regulations that affect the Company and the insurance industry are often the result of efforts by the National Association of Insurance Commissioners (NAIC). Insurance companies were required to adopt new statutory accounting practices promulgated by the NAIC in 2001 which resulted in changes to existing practices used in the preparation of statutory financial statements, and in the case of National Western increased statutory capital and surplus by approximately $3.9 million as of January 1, 2001. The NAIC routinely publishes new regulations as model acts or laws which states subsequently adopt as part of their insurance regulations. Currently, the Company is not aware of any other NAIC regulatory matter material to its operations or reporting of financial results.

Risk-Based Capital Requirements

The NAIC established risk-based capital (RBC) requirements to help state regulators monitor the financial strength and stability of life insurers by identifying those companies that may be inadequately capitalized. Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold. The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments. The RBC formula takes into consideration four major areas of risk which are: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses mortality and morbidity risk; (iii) interest rate risk which involves asset/liability matching issues; and (iv) other business risks. Statutory laws prohibit public dissemination of certain RBC information. However, the Company's current statutory capital and surplus is significantly in excess of the threshold RBC requirements.

Disclosure Matters

The events of 2001 have called into question company activities and transactions which are not regularly disclosed in an SEC registrant's Annual Report and are not readily apparent from the financial statements. These include the use of unconsolidated entities, off-balance sheet arrangements and other transactions not conducted at arm's-length. The Company's consolidated financial statements include all subsidiaries and related operations and the Company does not utilize relationships with unconsolidated entities that facilitate the transfer of or access to assets such as "structured finance" or "special purpose" entities. Accordingly, the Company does not rely on off-balance sheet arrangements for financing, liquidity, or market or credit risk support which would expose the Company to liabilities not reflected on the face of its consolidated financial statements. All related party transactions and relationships have been fully disclosed in Items 10 and 13, and Note 16, Related Party Transactions, on page 88 of this report.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a Asafe harbor@ for forward-looking statements. Certain information contained herein or in other written or oral statements made by or on behalf of National Western Life Insurance Company or its subsidiaries are or may be viewed as forward-looking. Although the Company has used appropriate care in developing any such information, forward-looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, matters described in the Company=s SEC filings such as exposure to market risks, anticipated cash flows or operating performance, future capital needs, and statutory or regulatory related issues. However, National Western, as a matter of policy, does not make any specific projections as to future earnings, nor does it endorse any projections regarding future performance that may be made by others. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments. Also, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

This information is included in Item 7, Management=s Discussion and Analysis of Financial Condition and Results of Operations, in the Investments section.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is reported in Attachment A beginning on page __. See Index to Financial Statements and Schedules on page __ for a list of financial information included in Attachment A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

On and effective April 20, 2001, the Board of Directors of the Company notified KPMG LLP that their contractual appointment as independent auditors had not been renewed, as recommended by the Audit Committee of the Board of Directors. The reports of KPMG LLP on the consolidated financial statements of the Company for either of the two most recent fiscal years did not contain any adverse opinion or disclaimer of opinion. Such reports were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the immediately preceding two most recent fiscal years ended December 31, 2000 and 1999 and during the interim period through April 20, 2001, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K or disagreements between KPMG LLP and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused that firm to make reference to the subject matter of such disagreement in connection with its report on the Company's financial statements. By letter dated May 16, 2001 addressed to the Securities and Exchange Commission, KPMG LLP indicated their concurrence with the foregoing statements.

Also, on and effective April 20, 2001, the Board of Directors of the Company approved the engagement of Deloitte & Touche LLP as its new principal accountants, as recommended by the Audit Committee of the Board of Directors. During the two most recent fiscal years ended December 31, 2000 and 1999 and during the interim period through April 20, 2001, the Company did not consult with Deloitte & Touche LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, nor the type of audit opinion that might be rendered on the Company's financial statements.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors

The following information as of January 31, 2002, is furnished with respect to each director. All terms expire in June of 2002.
	Principal Occupation During Last Five	First
Name of Director	Years and Directorships	Elected	Age

Robert L. Moody	Chairman of the Board and Chief Executive	1963	66
(1) (3)	Officer of the Company

Ross R. Moody	President and Chief Operating Officer of the	1981	39
(1) (3)	Company

Arthur O. Dummer	President, The Donner Company,	1980	68
(1) (2) (3)	Salt Lake City, Utah

Harry L. Edwards	Retired; Former President and Chief	1969	80
	Operating Officer of the Company,
	Austin, Texas

E. Douglas McLeod	Director of Development, The Moody	1979	60
	Foundation, Galveston, Texas

Charles D. Milos	Senior Vice President of the Company	1981	56
(1) (3)

Frances A. Moody	Executive Director,	1990	32
	The Moody Foundation,
	Dallas, Texas, 1997 - present;
	Investments, Dallas, Texas, 1992 - 1997

Russell S. Moody	Investments, Austin, Texas	1988	40

Louis E. Pauls, Jr.	President, Louis Pauls & Company;	1971	66
(2)	Investments, Galveston, Texas

E. J. Pederson	Executive Vice President,	1992	54
(2)	The University of Texas
	Medical Branch, Galveston, Texas

(1) Member of Executive Committee; (2) Member of Audit Committee; (3) Member of Investment Committee.

(b) Identification of Executive Officers

The following is a list of the Company's executive officers, their ages, and their positions and offices as of January 31, 2002.
Name of Officer	Age	Position (Year elected to position)

Robert L. Moody	66	Chairman of the Board and Chief Executive
		Officer (1963-1968, 1971-1980, 1981), Director

Ross R. Moody	39	President and Chief Operating Officer (1992), Director

Charles P. Baley	63	Senior Vice President - Information Services (1990)

Robert L. Busby, III	64	Senior Vice President (1992)

Richard M. Edwards	49	Senior Vice President - International Marketing (1990)

Paul D. Facey	50	Senior Vice President - Chief Actuary (1992)

Rodney K. Foster	50	Senior Vice President - Chief Marketing Officer (2001)

Charles D. Milos	56	Senior Vice President - Investment Analyst (1990), Director

James P. Payne	57	Senior Vice President - Secretary (1998)

Brian M. Pribyl	43	Senior Vice President - Chief Financial & Administrative
		Officer and Treasurer (2001)

Patricia L. Scheuer	50	Senior Vice President - Chief Investment Officer (1992)

(c) Identification of Certain Significant Employees

None in addition to the individuals identified in Item 10.(b).

(d) Family Relationships

Family relationships among the executive officers and directors are: Mr. Robert Moody and Mr. McLeod are brothers-in-law; Mr. Robert Moody is the father of Ms. Frances Moody, Mr. Ross Moody, and Mr. Russell Moody; and Mr. Harry Edwards is the father of Mr. Richard Edwards. There are no arrangements or understandings pursuant to which any officer was elected. All officers hold office for one year and until their successors are elected and qualified, unless otherwise specified by the Board of Directors.

(e) Business Experience

All of the executive officers listed above have served in various executive capacities with the Company for more than five years, with the exception of the following:

Mr. Foster was an independent agent from 1981 to 1984. He was Assistant Vice President-Sales of Lincoln Benefit Life from 1985 to 1993; Vice President-Sales of Southland Life from 1993 to 1994; and Executive Vice President-Chief Marketing Officer of Interstate Assurance Company from September, 1994 until March, 2001.

Mr. Pribyl was an audit manager for Price Waterhouse from 1983 - 1990. He was Executive Vice President-Chief Financial Officer, Treasurer & Secretary of Interstate Assurance Company from July, 1990 until April, 2001.

(f) Involvement in Certain Legal Proceedings

There are no events pending, or during the last five years, under any bankruptcy act, criminal proceedings, judgments, or injunctions material to the evaluation of the ability and integrity of any director or executive officer.

ITEM 11. EXECUTIVE COMPENSATION

(b) Summary Compensation Table
					Long Term
					Compensation
					No. of
					Securities
			Annual Compensation		Underlying	All Other
Name and			Salary	Bonus	Options	Compensation
Principal Position		Year	(A)	(B)	(C)	(D)

1	Robert L. Moody	2001	$1,282,663	$-	12,500	$470,305
	Chairman of the Board	2000	1,227,962	-	-	372,803
	and Chief Executive Officer	1999	1,173,965	-	-	322,229

2	Ross R. Moody	2001	461,238	15,000	11,500	28,385
	President and Chief	2000	450,418	-	-	26,145
	Operating Officer	1999	440,630	-	-	31,299

3	Rodney K. Foster	2001	140,340	138,942	1,500	64,737
	Senior Vice President -	2000	-	-	-	-
	Chief Marketing Officer	1999	-	-	-	-

4	Richard M. Edwards	2001	174,402	77,738	1,300	15,112
	Senior Vice President-	2000	168,212	64,038	-	13,919
	International Marketing	1999	163,301	77,909	-	14,435

5	Robert L. Busby, III	2001	231,262	-	-	19,839
	Senior Vice President	2000	222,577	-	-	13,073
		1999	205,025	-	-	12,254

Notes to Summary Compensation Table:

(A) Salary includes directors' fees from National Western Life Insurance Company and its subsidiaries.

(B) Bonuses include employment and performance related bonuses which are occasionally granted.

(C) Represents stock options granted under the National Western Life Insurance Company 1995 Stock and Incentive Plan.

(D) All other compensation includes primarily employer contributions made to the Company's 401(k) Plan and Non-Qualified Deferred Compensation Plan on behalf of the employee. In addition, this item also includes taxable income for Robert L. Moody of approximately $396,000, $348,000, and $299,000 in 2001, 2000, and 1999, respectively, related to his assignment of excess insurance on the Libbie Shearn Moody Trust. Further included are various expense allowances for Ross R. Moody in 1999 of approximately $5,000, reimbursement of moving expenses and related payroll taxes to Rodney K. Foster in 2001 of approximately $48,000, and payment of payroll taxes on certain benefits in 2001 for Robert L. Moody of approximately $48,000 and for Robert L. Busby, III of approximately $6,000.

(c) Option/SAR Grants Table

During 1995 the Company adopted the National Western Life Insurance Company 1995 Stock and Incentive Plan (the "Plan"). The purpose of the Plan is to align the personal financial incentives of key personnel with the long-term growth of the Company and the interests of the Company's stockholders through the ownership and performance of the Company's Class A, $1.00 par value, common stock, to enhance the Company's ability to retain key personnel, and to attract outstanding prospective employees and directors. The Plan was effective as of April 21, 1995, and will terminate on April 20, 2005, unless terminated earlier by the Board of Directors. The number of shares of Class A, $1.00 par value, common stock which may be issued under the Plan, or as to which stock appreciation rights or other awards may be granted, may not exceed 300,000. These shares may be authorized and unissued shares or treasury shares.

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

The Committee approved the issuance of nonqualified stock options to selected officers of the Company during 2001 totaling 44,043. Additionally, during 2001 the Committee granted 10,000 nonqualified, nondiscretionary stock options to Company directors. The directors= stock options vest 20% annually following one full year of service to the Company from the date of grant. The officers= stock options vest 20% annually following three full years of service to the Company from the date of grant. The exercise prices of the stock options were set at the fair market values of the common stock on the dates of grant. Nonqualified stock options were not issued in 2000 and 1999.

		% of Total			Potential Realizable
		Options			Value at Assumed Annual
	Number of	Granted to			Rates of Stock
	Securities	Employees			Price Appreciation for
	Underlying	and Directors			Option Term
	Options	in Fiscal	Exercise	Expiration
Name	Granted	Year	Price	Date	5%	10%

1 Robert L. Moody	11,500	21.3%	$92.13	4-20-2011	$666,311	$1,688,862
	1,000	1.9	95.00	6-22-2011	59,745	151,406

2 Ross R. Moody	10,500	19.4	92.13	4-20-2011	608,371	1,541,731
	1,000	1.9	95.00	6-22-2011	59,745	151,406

3 Rodney K. Foster	1,500	2.8	92.13	4-20-2011	86,910	220,247

4 Richard M. Edwards	1,300	2.4	92.13	4-20-2011	81,116	205,564

5 Robert L. Busby, III	-	-	-	-	-	-

(d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

For the year ended December 31, 2001, detailed below is stock option information for the Company=s named executive officers:

			Number of
	Shares		Securities Underlying		Value of Unexercised
	Acquired		Unexercised Options		In-The-Money Options
	On	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

1 Robert L. Moody	-	$-	35,640	39,260	$1,979,248	$1,080,562

2 Ross R. Moody	1,972	144,206	9,828	25,400	421,861	512,173

3 Rodney K. Foster	-	-	-	1,500	-	28,605

4 Richard M. Edwards	1,500	93,771	2,300	5,500	74,060	133,656

5 Robert L. Busby, III	1,700	86,425	-	3,000	-	99,725

(e) Long-Term Incentive Plan Awards Table

None.

(f) Defined Benefit or Actuarial Plan Disclosure

The Company currently has two employee defined benefit plans for the benefit of its employees and officers. A brief description and formulas by which benefits are determined for each of the plans are detailed as follows:

Qualified Defined Benefit Plan - This plan covers all full-time employees and officers of the Company and provides benefits based on the participant=s years of service and compensation. The Company makes annual contributions to the plan that comply with the minimum funding provisions of the Employee Retirement Income Security Act.

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

Non-Qualified Defined Benefit Plan - This plan covers those officers who were in the position of senior vice president or above prior to 1991 and other employees who have been designated by the President of the Company as being in the class of persons who are eligible to participate in the plan. This plan also provides benefits based on the participant=s years of service and compensation. However, no minimum funding standards are required.

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

The estimated annual benefits payable to the named executive officers upon retirement, at normal retirement age, for the Company's defined benefit plans are as follows:

	Estimated Annual Benefits
	Qualified	Non-Qualified
	Defined	Defined
Name	Benefit Plan	Benefit Plan	Totals

1 Robert L. Moody	$129,659	406,344	536,003

2 Ross R. Moody	103,668	-	103,668

3 Rodney K. Foster	47,049	-	47,049

4 Richard M. Edwards	75,997	1,047	77,044

5 Robert L. Busby, III	48,265	40,857	89,122

The pension obligations and administrative responsibilities of the non-qualified defined benefit plan have been transferred to a pension administration firm. Upon transfer, the Company made a payment to the firm to cover current and future liabilities and administration of the plan. However, as more fully described in Note 7, Pension Plans on page __, of the accompanying consolidated financial statements, National Western retains certain contingent liabilities with respect to the plan.

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

During 1995 the Company adopted the National Western Life Insurance Company 1995 Stock and Incentive Plan (the Plan), as more fully described in Item 11.(c). Directors of the Company, other than Compensation and Stock Option Committee members, are eligible for restricted stock awards, incentive awards, and performance awards. Nonemployee directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. On May 19, 1995, the Committee approved the issuance of 7,000 nonqualified, nondiscretionary stock options to nonemployee Company directors, with each such director receiving 1,000 stock options. On June 19, 1998, the stockholders approved the issuance of 10,000 nonqualified, nondiscretionary stock options to all Company directors, with each such director receiving 1,000 stock options. On June 22, 2001, the stockholders approved the issuance of 10,000 nonqualified, nondiscretionary stock options to all Company directors, with each such director receiving 1,000 stock options.

Directors of the Company's subsidiary, NWL Investments, Inc., receive $250 annually. Nonemployee directors of the Company=s subsidiary, NWL Services, Inc., receive $1,000 per board meeting attended. Directors of the Company=s downstream subsidiaries, Regent Care General Partner, Inc., and Regent Care Operations General Partner, Inc., receive $250 per board meeting attended.

(h) Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Rodney K. Foster, a named executive officer, was hired by the Company in 2001 pursuant to an agreement executed by Mr. Foster and an executive search firm acting in the Company's behalf. The agreement sets forth Mr. Foster's compensation package, including salary, bonuses, relocation, and other benefits. Compensation pursuant to the agreement is included in parts (b) and (f) of this Item.

Richard M. Edwards, also a named executive officer, had a bonus compensation contract with the Company during 2001. The contract consisted of several components in which certain levels of Company performance relating to annuity account balances, life insurance persistency rates, life insurance premiums, and annuity contract deposits were required in order to earn bonuses. Compensation bonuses paid to Mr. Edwards are disclosed in part (b) of this Item.

Robert L. Busby, III, also a named executive officer, executed a retirement agreement with the Company during 2001. The agreement established Mr. Busby's retirement date and outlined Mr. Busby's and the Company's rights and responsibilities, as well as Mr. Busby's compensation, for the period of April 19, 2001, to his retirement date, March 1, 2002. Compensation pursuant to the agreement is included in parts (b) and (f) of this Item.

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

Mr. Robert Moody, Mr. Ross Moody, and Mr. Charles Milos serve as directors and also serve as officers and employees of National Western Life Insurance Company. Mr. Ross Moody serves as an officer and director of the Company=s wholly owned subsidiaries, The Westcap Corporation, NWL 806 Main, Inc., NWL Investments, Inc., NWL Properties, Inc., NWL Financial, Inc., NWL Services, Inc., Regent Care Limited Partner, Inc., and Regent Care Operations Limited Partner, Inc. Mr. Charles Milos serves as an officer and director of The Westcap Corporation, Regent Care General Partner, Inc., and Regent Care Operations General Partner, Inc. and as an officer of NWL 806 Main, Inc., NWL Investments, Inc., NWL Properties, Inc., NWL Financial, Inc., NWL Services, Inc., Regent Care Limited Partner, Inc., and Regent Care Operations Limited Partner, Inc. Mr. Robert Moody is an officer of NWL Services, Inc. Mr. Harry Edwards serves as a director and was formerly an officer of National Western Life Insurance Company. Mr. Arthur Dummer is an officer and director of NWL Services, Inc., and Regent Care Operations General Partner, Inc., and a director of Regent Care General Partner, Inc. The Donner Company, 100% owned by Mr. Dummer was paid $85,000 in 2001 pursuant to an agreement between The Donner Company and a reinsurance intermediary relating to a reinsurance contract between the Company and certain life insurance reinsurers.

No compensation committee interlocks exist with other unaffiliated companies.

(k) Board Compensation Committee Report on Executive Compensation

The Company=s Board of Directors determines and approves executive compensation, along with developing and administering the policies that determine executive compensation.

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

(l) Performance Graph

The following graph compares the change in the Company's cumulative total stockholder return on its common stock with the Nasdaq - U.S. Companies Index and the Nasdaq Insurance Stock Index. The graph assumes that the value of the Company's common stock and each index was $100 at December 31, 1996, and that all dividends were reinvested.

$400
$300
$200
$100
$0
1996
1997
1998
1999
2000
2001
National Western Life
NASDAQ - US Companies
NASDAQ - Insurance Stock index

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

Set forth below is certain financial information concerning persons who are known by the Company to own beneficially more than 5% of any class of the Company's common stock on December 31, 2001:
Name and Address	Title	Amount and Nature of	Percent
of	of	Beneficial Ownership	of
Beneficial Owners	Class	Record and Beneficially	Class

Robert L. Moody	Class A Common	1,159,096	34.97%
2302 PostOffice Street, Suite 702	Class B Common	198,074	99.04%
Galveston, Texas

Westport Asset Management, Inc.	Class A Common	359,400	10.84%
253 Riverside Avenue
Westport, Connecticut

Tweedy Browne Company	Class A Common	304,880	9.20%
350 Park Avenue
New York, New York

FMR Corp.	Class A Common	211,100	6.37%
82 Devonshire Street
Boston, Massachusetts

(b) Security Ownership of Management

The following table sets forth as of December 31, 2001, information concerning the beneficial ownership of the Company's common stock by all directors, named executive officers, and all directors and executive officers of the Company as a group:
	Title	Amount and Nature of	Percent
Directors	of	Beneficial Ownership	of
and Officers	Class	Record and Beneficially	Class

Directors and Named Executive Officers:
Robert L. Moody	Class A Common	1,159,096	34.97%
	Class B Common	198,074	99.04%

Ross R. Moody	Class A Common*	625.02%
	Class B Common*	482.24%

Directors:
Arthur O. Dummer	Class A Common	310.01%
	Class B Common	-	-

Harry L. Edwards	Class A Common	20	-
	Class B Common	-	-

E. Douglas McLeod	Class A Common	10	-
	Class B Common	-	-

Charles D. Milos	Class A Common	528.02%
	Class B Common	-	-

Frances A. Moody	Class A Common	1,850.06%
	Class A Common*	625.02%
	Class B Common*	482.24%

Russell S. Moody	Class A Common	1,850.06%
	Class A Common*	625.02%
	Class B Common*	482.24%

Louis E. Pauls, Jr.	Class A Common	110	-
	Class B Common	-	-

E. J. Pederson	Class A Common	100	-
	Class B Common	-	-

Named Executive Officers:
Robert L. Busby, III	Class A Common	-	-
	Class B Common	-	-

Richard M. Edwards	Class A Common	303.01%
	Class B Common	-	-

Rodney K. Foster	Class A Common	-	-
	Class B Common	-	-

Directors and Executive	Class A Common	1,166,884	35.20%
Officers as a Group	Class B Common	199,520	99.76%

* Shares are owned indirectly through the Three R Trusts. The Three R Trusts are four Texas trusts for the benefit of the children of Mr. Robert L. Moody (Robert L. Moody Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody). The Three R Trusts own a total of 2,500 Class A common stock shares and 1,926 Class B common stock shares.

(c) Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with Management and Others

The Donner Company, 100% owned by Mr. Arthur Dummer, a director of National Western Life Insurance Company, was paid $85,000 in 2001 pursuant to an agreement between The Donner Company and a reinsurance intermediary relating to a reinsurance contract between the Company and certain life insurance reinsurers.

Moody Insurance Group, Inc., wholly owned by Mr. Robert L. Moody, Jr. was paid $316,644 in commissions in 2001 pursuant to an agency contract with National Western Life Insurance Company. Mr. Robert L. Moody, Jr. is an employee of the Company and the son of Mr. Robert L. Moody, who serves as a director and chief executive officer of the Company, the brother of Mr. Ross R. Moody, who serves as a director and president of the Company, and the brother of Mr. Russell S. Moody and Ms. Frances A. Moody, who serve as directors of the Company. The 2001 commissions paid were based on premiums and deposits totaling approximately $15,927,000 from sales of National Western life insurance and annuity products. In addition, Mr. Robert L. Moody, Jr. personally received $475 in commissions in 2001 pursuant to an agency contract between himself and the Company.

Regent Management Services, Limited Partnership was paid $208,580 in fees for the operation and management of a nursing home owned by Regent Care Operations, Limited Partnership, a downstream subsidiary of National Western Life Insurance Company. Regent Management Services, Limited Partnership is owned by general partner RCC Management Services, Inc. and the following limited partners: Three R Trusts, Jay W. Balentine, and Rex Greebon. Mr. Jay W. Balentine is the step, son-in-law of Mr. Robert L. Moody. Mr. Balentine's limited partnership interest totals 19.8%. He also owns 20.0% of and serves as president of RCC Management Services, Inc. The Three R Trusts are four Texas trusts for the benefit of the children of Mr. Robert L. Moody (Robert L. Moody Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody).

(b) Certain Business Relationships

None.

(c) Indebtedness of Management

The Company holds three mortgage loans issued to Gal-Tex Hotel Corporation, which is owned 50% by the Libbie Shearn Moody Trust and 50% by The Moody Foundation. The first mortgage loan in the amount of $1,969,000 was issued in 1988 and originally matured in May of 1998. It was extended during 1998 to May of 2003 and pays interest of 8%. The loan is secured by property consisting of a hotel located in Kingsport, Tennessee. The second mortgage loan in the amount of $7,344,000 was issued in 1994, will mature in October of 2004, and pays interest of 8.75%. The loan is secured by property consisting of a hotel located in Houston, Texas. The third mortgage loan in the amount of $1,507,000 was issued in 1995, will mature in January of 2006, and pays interest of 9%. The loan is secured by property consisting of a hotel located in Woodstock, Virginia. Each of these loans is current as to principal and interest payments.

The Company=s wholly owned subsidiary, NWL Services, Inc., is the beneficial owner of a life interest (1/8 share), previously owned by Mr. Robert L. Moody, in the trust estate of Libbie Shearn Moody. The trustee of this estate is The Moody National Bank of Galveston. The Moody National Bank is ultimately controlled by the Three R Trusts, Galveston, Texas, whose ultimate beneficiaries are the children of Robert L. Moody: Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody. The Moody Foundation is a private charitable foundation governed by a Board of Trustees of three members. Mr. Robert L. Moody and Mr. Ross R. Moody are members of the Board of Trustees.

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

Order Confirming Third Amended Joint Consensual Plan Of Reorganization Proposed By The Debtors And The Official Committee Of Unsecured Creditors (As Modified As Of August 28, 1998) (incorporated by reference to Exhibit 2 to the Company=s Form 8-K dated August 28, 1998).

Exhibit 3(a)	-

Restated Articles of Incorporation of National Western Life Insurance Company dated April 10, 1968 (incorporated by reference to Exhibit 3(a) to the Company=s Form 10-K for the year ended December 31, 1995).

Exhibit 3(b)	-

Amendment to the Articles of Incorporation of National Western Life Insurance Company dated July 29, 1971 (incorporated by reference to Exhibit 3(b) to the Company=s Form 10-K for the year ended December 31, 1995).

Exhibit 3(c)	-

Amendment to the Articles of Incorporation of National Western Life Insurance Company dated May 10, 1976 (incorporated by reference to Exhibit 3(c) to the Company=s Form 10-K for the year ended December 31, 1995).

Exhibit 3(d)	-

Amendment to the Articles of Incorporation of National Western Life Insurance Company dated April 28, 1978 (incorporated by reference to Exhibit 3(d) to the Company=s Form 10-K for the year ended December 31, 1995).

Exhibit 3(e)	-

Amendment to the Articles of Incorporation of National Western Life Insurance Company dated May 1, 1979 (incorporated by reference to Exhibit 3(e) to the Company=s Form 10-K for the year ended December 31, 1995).

Exhibit 3(f)	-	Bylaws of National Western Life Insurance Company as amended through April 24, 1987 (incorporated by reference to Exhibit 3(f) to the Company=s Form 10-K for the year ended December 31, 1995).

Exhibit 10(a)	-

National Western Life Insurance Company Non-Qualified Defined Benefit Plan dated July 26, 1991 (incorporated by reference to Exhibit 10(a) to the Company=s Form 10-K for the year ended December 31, 1995).

Exhibit 10(b)	-	National Western Life Insurance Company Officers' Stock Bonus Plan effective December 31, 1992 (incorporated by reference to the Company's Form S-8 registration dated January 27, 1994).

Exhibit 10(c)	-

National Western Life Insurance Company Non-Qualified Deferred Compensation Plan, as amended and restated, dated March 27, 1995 (incorporated by reference to Exhibit 10(c) to the Company=s Form 10-K for the year ended December 31, 1995).

Exhibit 10(d)	-

First Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective July 1, 1995 (incorporated by reference to Exhibit 10(d) to the Company=s Form 10-K for the year ended December 31, 1995).

Exhibit 10(e)	-	National Western Life Insurance Company 1995 Stock and Incentive Plan (incorporated by reference to Exhibit 10(e) to the Company=s Form 10-K for the year ended December 31, 1995).

Exhibit 10(f)	-

First Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective December 17, 1996 (incorporated by reference to Exhibit 10(f) to the Company=s Form 10-K for the year ended December 31, 1996).

Exhibit 10(g)	-

Second Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective December 17, 1996 (incorporated by reference to Exhibit 10(g) to the Company=s Form 10-K for the year ended December 31, 1996).

Exhibit 10(h)	-

Second Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective December 17, 1996 (incorporated by reference to Exhibit 10(h) to the Company=s Form 10-K for the year ended December 31, 1996).

Exhibit 10(i)	-

Third Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective December 17, 1996 (incorporated by reference to Exhibit 10(i) to the Company=s Form 10-K for the year ended December 31, 1996).

Exhibit 10(j)	-

Fourth Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective June 20, 1997 (incorporated by reference to Exhibit 10(j) to the Company=s Form 10-K for the year ended December 31, 1997).

Exhibit 10(k)	-

First Amendment to the National Western Life Insurance Company 1995 Stock and Incentive Plan effective June 19, 1998 (incorporated by reference to Exhibit 10(k) to the Company=s Form 10-Q for the quarter ended June 30, 1998).

Exhibit 10(l)	-

Joint Motion For Preliminary Approval Of Settlement Agreement, To Authorize Class Notice, To Enjoin Other Actions And To Schedule Fairness Hearing (incorporated by reference to Exhibit 10(l) to the Company=s Form 8-K dated September 8, 1998).

Exhibit 10(m)	-

Fifth Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective July 1, 1998 (incorporated by reference to Exhibit 10(l) to the Company=s Form 10-Q for the quarter ended September 30, 1998).

Exhibit 10(n)	-

Sixth Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective August 7, 1998 (incorporated by reference to Exhibit 10(n) to the Company=s Form 10-K for the year ended December 31, 1998).

Exhibit 10(o)	-

Third Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective August 7, 1998 (incorporated by reference to Exhibit 10(o) to the Company=s Form 10-K for the year ended December 31, 1998).

Exhibit 10(p)	-

Exchange Agreement by and among National Western Life Insurance Company, NWL Services, Inc., Alternative Benefit Management, Inc., and American National Insurance Company effective November 23, 1998 (incorporated by reference to Exhibit 10(p) to the Company=s Form 10-K for the year ended December 31, 1998).

Exhibit 10(q)	-

Bonus Agreement by and between National Western Life Insurance Company and Richard M. Edwards effective August 1, 1999 (incorporated by reference to Exhibit 10(q) to the Company=s Form 10-K for the year ended December 31, 1999).

Exhibit 10(r)	-

Bonus Agreement by and between National Western Life Insurance Company and Arthur W. Pickering effective August 10, 1999 (incorporated by reference to Exhibit 10(r) to the Company=s Form 10-K for the year ended December 31, 1999).

Exhibit 10(s)	-

Seventh Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective August 7, 1998 (incorporated by reference to Exhibit 10(s) to the Company=s Form 10-K for the year ended December 31, 2000).

Exhibit 10(t)	-

Bonus Agreement by and between National Western Life Insurance Company and Richard M. Edwards effective May 30, 2000 (incorporated by reference to Exhibit 10(t) to the Company=s Form 10-K for the year ended December 31, 2000).

Exhibit 10(u)	-

Eighth Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective December 1, 2000 (incorporated by reference to Exhibit 10(u) to the Company=s Form 10-K for the year ended December 31, 2000).

Exhibit 10(v)	-

Fourth Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective December 1, 2000 (incorporated by reference to Exhibit 10(v) to the Company=s Form 10-K for the year ended December 31, 2000).

Exhibit 10(w)	-

Second Amendment to the National Western Life Insurance Company 1995 Stock and Incentive Plan (incorporated by reference to Exhibit 10(w) to the Company=s Form 10-Q for the quarter ended September 30, 2001).

Exhibit 10(x)	-

Bonus Agreement by and between National Western Life Insurance Company and Richard M. Edwards effective June 1, 2001 (incorporated by reference to Exhibit 10(x) to the Company=s Form 10-Q for the quarter ended September 30, 2001).

Exhibit 10(y)	-	Employment letter to Rodney K. Foster, dated December 28, 2000 (filed on page __ of this report).

Exhibit 10(z)	-	Fifth Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective January 1, 2001 (filed on page __ of this report).

Exhibit 10(aa)	-	Employment letter to Brian M. Pribyl, dated March 23, 2001 (filed on page __ of this report).

Exhibit 10(ab)	-	Employee Retirement Agreement, with exhibits, by and between National Western Life Insurance Company and Robert L. Busby, III, executed April 19, 2001 (filed on page __ of this report).

Exhibit 10(ac)	-	Modification of Employee Retirement Agreement by and between National Western Life Insurance Company and Robert L. Busby, III, executed on January 23, 2002 (filed on page ___ of this report).

Exhibit 16	-	Letter Regarding Change In Certifying Accountant (incorporated by reference to Exhibit 16 to the Company's Form 8-K dated April 20, 2001).

Exhibit 21	-	Subsidiaries of the Registrant (filed on page ___ of this report).

Exhibit 23(a)	-	Independent Auditors' Consent (filed on page ___ of this report).

Exhibit 23(b)	-	Independent Auditors' Consent (filed on page ___ of this report).

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

(c) Exhibits

Exhibits required by Regulation S-K are listed as to location in the Listing of Exhibits in Item 14.(a)3. above. Exhibits not referred to have been omitted as inapplicable or not required.

(d) Financial Statement Schedules

The financial statement schedules required by Regulation S-K are listed as to location in Attachment A, Index to Financial Statements and Schedules, on page __ of this report.
ATTACHMENT A

Index to Financial Statements and Schedules

Page

Independent Auditors' Report - Deloitte & Touche LLP

Independent Auditors' Report - KPMG LLP

Consolidated Balance Sheets, December 31, 2001 and 2000

Consolidated Statements of Earnings for the years ended December 31, 2001, 2000, and 1999

Consolidated Statements of Comprehensive Income for the years ended December 31, 2001, 2000, and 1999

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

Notes to Consolidated Financial Statements

Schedule I - Summary of Investments Other Than Investments in Related Parties, December 31, 2001

Schedule V - Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000, and 1999

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the consolidated financial statements or notes.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
National Western Life Insurance Company
Austin, Texas

We have audited the accompanying consolidated balance sheet of National Western Life Insurance Company and subsidiaries (the Company) as of December 31, 2001, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the accompanying Index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Western Life Insurance Company and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE, LLP
March 8, 2002
Fort Worth, Texas

INDEPENDENT AUDITORS' REPORT

The Board Directors and Stockholders
National Western Life Insurance Company
Austin, Texas

We have audited the consolidated balance sheet of National Western Life Insurance Company and subsidiaries ("Company") as of December 31, 2000 and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited Schedule V - Valuation and Qualifying Accounts for the years ended December 31, 2000 and 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Western Life Insurance Company and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Austin, Texas
March 5, 2001
NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000
(In thousands)

ASSETS	2001	2000

Cash and investments:
Securities held to maturity, at amortized cost
(fair value: $2,128,586 and $2,113,286)	$2,059,146	2,116,619
Securities available for sale, at fair value
(cost: $927,855 and $777,732)	925,975	735,110
Mortgage loans, net of allowance for possible
losses ($2,115 and $4,215)	186,278	195,665
Policy loans	97,019	106,820
Index options	6,288	5,402
Other long-term investments	51,272	37,386
Cash and short-term investments	10,203	22,665

Total cash and investments	3,336,181	3,219,667

Deferred policy acquisition costs	401,380	394,198
Accrued investment income	49,537	48,265
Federal income tax receivable	1,284	3,888
Deferred Federal income tax asset	-	3,576
Other assets	21,090	24,226

	$3,809,472	3,693,820

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000
(In thousands except share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	2001	2000

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$146,891	159,840
Universal life and investment annuity contracts	3,039,056	2,979,407
Other policyholder liabilities	38,655	33,640
Federal income tax liability:
Current	3,581	222
Deferred	263	-
Other liabilities	21,638	20,605

Total liabilities	3,250,084	3,193,714

COMMITMENTS AND CONTINGENCIES (Notes 4, 7, and 9)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,314,947
and 3,304,255 shares issued and outstanding in 2001 and 2000	3,315	3,304
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2001 and 2000	200	200
Additional paid-in capital	25,921	25,174
Accumulated other comprehensive income (loss)	4,134	(7,671)
Retained earnings	525,818	479,099

Total stockholders' equity	559,388	500,106

	$3,809,472	3,693,820

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2001, 2000, and 1999
(In thousands except per share amounts)

	2001	2000	1999
Premiums and other revenue:
Life and annuity premiums	$14,013	17,615	18,423
Universal life and investment annuity
contract revenues	75,026	82,742	76,655
Net investment income	234,866	210,654	242,980
Other income	6,247	946	8,944
Realized gains (losses) on investments	(27,046)	(19,242)	4,481

Total premiums and other revenue	303,106	292,715	351,483

Benefits and expenses:
Life and other policy benefits	35,225	40,506	34,775
Decrease in liabilities for future policy benefits	(3,510)	(5,428)	(2,319)
Amortization of deferred policy acquisition costs	27,424	47,948	39,148
Universal life and investment annuity
contract interest	144,516	137,711	162,302
Other operating expenses	31,681	29,427	27,764

Total benefits and expenses	235,336	250,164	261,670

Earnings before Federal income taxes and cumulative
effect of change in accounting principle	67,770	42,551	89,813
Federal income taxes	23,185	14,011	30,588
Earnings before cumulative effect of change in
accounting principle	44,585	28,540	59,225
Cumulative effect of change in accounting for
equity-indexed annuities, net of $1,149
of Federal income taxes	2,134	-	-

Net earnings	$46,719	28,540	59,225

Basic Earnings Per Share:
Earnings before cumulative effect of change
in accounting principle	$12.70	8.15	16.92
Cumulative effect of change in accounting
for equity-indexed annuities	0.61	-	-

Net earnings	$13.31	8.15	16.92

Diluted Earnings Per Share:
Earnings before cumulative effect of change
in accounting principle	$12.59	8.11	16.78
Cumulative effect of change in accounting
for equity-indexed annuities	0.60	-	-

Net earnings	$13.19	8.11	16.78

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2001, 2000, and 1999
(In thousands)

	2001	2000	1999

Net earnings	$46,719	28,540	59,225

Other comprehensive income (loss), net of effects of
deferred policy acquisition costs and taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)
arising during period	1,604	(57)	(20,051)
Reclassification adjustment for net losses (gains)
included in net earnings	16,412	6,809	(2,111)
Amortization of net unrealized losses (gains)
related to transferred securities	176	(581)	(250)
Unrealized losses on securities transferred
during period from available for sale
to held to maturity	647	-	-
Unrealized losses on securities transferred during
period from held to maturity to available for sale	-	(11,041)	-
Cumulative effect of change in accounting
principle - transfers of securities from held
to maturity to available for sale upon adoption
of Statement of Financial Accounting
Standards No. 133	(5,148)	-	-

Net unrealized gains (losses) on securities	13,691	(4,870)	(22,412)

Foreign currency translation adjustments	(574)	765	212

Minimum pension liability adjustment	(1,312)	-	-

Other comprehensive income (loss)	11,805	(4,105)	(22,200)

Comprehensive income	$58,524	24,435	37,025

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2001, 2000, and 1999
(In thousands)

	2001	2000	1999

Common stock:
Balance at beginning of year	$3,504	3,501	3,498
Shares exercised under stock option plan	11	3	3

Balance at end of year	3,515	3,504	3,501

Additional paid-in capital:
Balance at beginning of year	25,174	25,028	24,899
Shares exercised under stock option plan	747	146	129

Balance at end of year	25,921	25,174	25,028

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on securities:
Balance at beginning of year	(11,282)	(6,412)	16,000
Change in unrealized gains (losses) during period	13,691	(4,870)	(22,412)

Balance at end of year	2,409	(11,282)	(6,412)

Foreign currency translation adjustments:
Balance at beginning of year	3,611	2,846	2,634
Change in translation adjustments during period	(574)	765	212

Balance at end of year	3,037	3,611	2,846

Minimum pension liability adjustment:
Balance at beginning of year	-	-	-
Change in minimum pension liability
adjustment during period	(1,312)	-	-

Balance at end of year	(1,312)	-	-

Accumulated other comprehensive
income (loss) at end of year	4,134	(7,671)	(3,566)

Retained earnings:
Balance at beginning of year	479,099	450,559	391,334
Net earnings	46,719	28,540	59,225

Balance at end of year	525,818	479,099	450,559

Total stockholders' equity	$559,388	500,106	475,522

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001, 2000, and 1999
(In thousands)

	2001	2000	1999

Cash flows from operating activities:
Net earnings	$46,719	28,540	59,225
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Universal life and investment annuity
contract interest	144,516	137,711	162,302
Surrender charges and other policy revenues	(32,472)	(42,485)	(37,811)
Realized (gains) losses on investments	27,046	19,242	(4,481)
Accrual and amortization of investment income	(6,650)	(4,873)	(4,505)
Depreciation and amortization	1,293	1,188	1,028
Decrease (increase) in value of index options	(12,182)	26,349	2,330
Increase in deferred policy acquisition costs	(22,985)	(11,642)	(26,289)
Increase in accrued investment income	(1,272)	(509)	(2,979)
Decrease (increase) in other assets	(1,029)	(2,572)	1,357
Decrease in liabilities for future policy benefits	(3,510)	(5,428)	(2,319)
Increase in other policyholder liabilities	5,015	9,537	148
Increase (decrease) in Federal income tax liability	1,532	(14,217)	6,503
Increase (decrease) in other liabilities	(986)	(960)	(35,589)
Cumulative effect of change in accounting for
equity-indexed annuities, before taxes	(3,283)	-	-
Other	638	(882)	(549)

Net cash provided by operating activities	142,390	139,999	118,371

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	-	-	-
Securities available for sale	73,897	42,206	56,126
Other investments	4,577	7,171	2,180
Proceeds from maturities and redemptions of:
Securities held to maturity	76,789	47,473	114,448
Securities available for sale	59,200	37,879	56,782
Index options	26,382	27,450	16,201
Purchases of:
Securities held to maturity	(212,477)	(118,069)	(231,136)
Securities available for sale	(116,729)	(25,929)	(152,595)
Other investments	(35,796)	(35,660)	(38,715)
Principal payments on mortgage loans	21,574	26,276	40,145
Cost of mortgage loans acquired	(9,418)	(40,661)	(45,348)
Decrease in policy loans	9,801	6,353	7,132
Decrease in assets of discontinued operations	-	-	48
Decrease in liabilities of discontinued operations	-	-	(48)
Other	(581)	(6,957)	(1,107)

Net cash used in investing activities	(102,781)	(32,468)	(175,887)

	(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Years Ended December 31, 2001, 2000, and 1999
(In thousands)

	2001	2000	1999

Cash flows from financing activities:
Deposits to account balances for universal life
and investment annuity contracts	$315,526	349,044	410,666
Return of account balances on universal life
and investment annuity contracts	(368,052)	(447,128)	(363,802)
Issuance of common stock under stock option plan	547	149	132

Net cash provided by (used in) financing activities	(51,979)	(97,935)	46,996

Effect of exchange rate changes on cash	(92)	(59)	(22)

Net increase (decrease) in cash and
short-term investments	(12,462)	8,655	(10,498)
Cash and short-term investments at
beginning of year	22,665	14,010	24,508

Cash and short-term investments at end of year	$10,203	22,665	14,010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$135	388	190
Income taxes	20,142	28,228	24,084

Noncash investing activities:
Foreclosed mortgage loans	$-	3,111	-
Mortgage loans originated to facilitate
the sale of real estate	57	-	3,000

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

(B) Basis of Presentation - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates included in the accompanying consolidated financial statements include (1) liabilities for future policy benefits, (2) valuation of derivative instruments, (3) recoverability of deferred policy acquisition costs, (4) valuation allowances for deferred tax assets, (5) impairment losses on debt securities, and (6) valuation allowances for mortgage loans and real estate.

National Western Life Insurance Company also files financial statements with insurance regulatory authorities which are prepared on the basis of statutory accounting practices prescribed or permitted by the Colorado Division of Insurance which are significantly different from consolidated financial statements prepared in accordance with GAAP. These differences are described in detail in the statutory information section of this note.

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

Investments in debt and equity securities that are not classified as securities held to maturity are reported as securities available for sale. Securities available for sale are reported in the accompanying consolidated financial statements at fair value. Any valuation changes resulting from changes in the fair value of the securities are reflected as a component of stockholders' equity in accumulated other comprehensive income or loss. These unrealized gains or losses in stockholders' equity are reported net of taxes and adjustments to deferred policy acquisition costs.

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

Impaired loans are those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected. The Company has identified these loans through its normal loan review procedures. Impaired loans include (1) nonaccrual loans, (2) loans which are 90 days or more past due, unless they are well secured and are in the process of collection, and (3) other loans which management believes are impaired. Impaired loans are measured based on (1) the present value of expected future cash flows discounted at the loan=s effective interest rate, (2) the loan=s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. Substantially all of the Company=s impaired loans are measured at the fair value of the collateral. In limited cases the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.

(D) Cash Equivalents - For purposes of the consolidated statements of cash flows, the Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

(E) Derivative Financial Instruments - The Company purchases over-the-counter index options, which are derivative financial instruments, to hedge the equity return component of its equity-indexed annuity products. The index options act as hedges to match closely the returns on the S&P 500® Composite Stock Price Index which may be paid to policyholders. As a result, changes to policyholders= liabilities are substantially offset by changes in the value of the options. Cash is exchanged upon purchase of the index options, and no principal or interest payments are made by either party during the option periods. Upon maturity or expiration of the options, cash is paid to the Company based on the S&P 500® performance and terms of the contract.

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

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings. In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which may further reduce the Company=s credit exposure. At December 31, 2001 and 2000, the fair values of index options owned by the Company totaled $6,288,000 and $5,402,000, respectively.

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

(G) Federal Income Taxes - Federal income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance for deferred tax assets is provided if all or some portion of the deferred tax asset may not be realized. An increase or decrease in a valuation allowance that results from a change in circumstances that affects the realizability of the related deferred tax asset is included in income in the period the change occurs.

(H) Depreciation of Property, Equipment, and Leasehold Improvements - Depreciation is based on the estimated useful lives of the assets and is calculated on the straight-line and accelerated methods. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

(I) Classification - Certain reclassifications have been made to the prior years to conform to the reporting categories used in 2001.

(J) Statutory Information - Domiciled in Colorado, the Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Colorado Division of Insurance. The Company adopted the provisions of the National Association of Insurance Commissioners' ("NAIC") Codification of Statutory Accounting Practices as modified by the Colorado Division of Insurance for the preparation of statutory financial statements effective January 1, 2001. The adoption of the new accounting principles has the effect of increasing statutory surplus at January 1, 2001 by $3,881,000, which relates primarily to accounting principles regarding deferred income taxes.

The following are major differences between GAAP and accounting practices prescribed or permitted by the Colorado Division of Insurance:

1.  The Company accounts for universal life and investment annuity contracts based on the provisions of Statement of Financial Accounting Standards (SFAS) No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." The basic effect of the statement with respect to certain long-duration contracts is that deposits for universal life and investment annuity contracts are not reflected as revenues, and surrenders and certain other benefit payments are not reflected as expenses. However, only those contracts with no insurance risk qualify for such treatment under statutory accounting practices. For all other contracts, statutory accounting practices do reflect such items as revenues and expenses.

A summary of direct premiums and deposits collected is provided below:

	Years Ended December 31,
	2001	2000	1999
	(In thousands)

Investment annuity deposits	$296,466	329,002	389,563
Universal life insurance deposits	71,804	70,514	69,906
Traditional life and other premiums	14,982	18,105	19,154

Totals	$383,252	417,621	478,623

2.  Under GAAP, commissions and certain expenses related to policy issuance and underwriting, all of which generally vary with and are related to the production of new business, are deferred. For traditional products, these costs are amortized over the premium-paying period of the related policies in proportion to the ratio of the premium earned to the total premium revenue anticipated, using the same assumptions as to interest, mortality, and withdrawals as were used in calculating the liability for future policy benefits. For universal life and investment annuity contracts, these costs are amortized in relation to the present value of expected gross profits on these policies. The Company evaluates the recoverability of deferred policy acquisition costs on an annual basis. In this evaluation, the Company considers estimated future gross profits or future premiums, as applicable for the type of contract. The Company also considers expected mortality, interest earned and credited rates, persistency, and expenses. Statutory accounting practices require commissions and related costs to be expensed as incurred.

A summary of information relative to deferred policy acquisition costs is provided in the table below:
	Years Ended December 31,
	2001	2000	1999
	(In thousands)

Deferred policy acquisition costs, beginning of year	$394,198	369,665	314,493

Policy acquisition costs deferred:
Agents= commissions	48,439	57,426	62,932
Other	1,970	2,164	2,505

Total costs deferred	50,409	59,590	65,437

Amortization of deferred policy acquisition costs	(27,424)	(47,948)	(39,148)
Adjustments for unrealized gains and
losses on investment securities	(15,803)	12,891	28,883

Deferred policy acquisition costs, end of year	$401,380	394,198	369,665

3.  Under GAAP, the liability for future policy benefits on traditional products has been calculated by the net level method using assumptions as to future mortality (based on the 1965-1970 and 1975-1980 Select and Ultimate mortality tables), interest ranging from 4% to 8%, and withdrawals based on Company experience. For universal life and investment annuity contracts, the liability for future policy benefits represents the account balance. Equity-indexed annuities combine features associated with traditional fixed annuities, such as guaranteed minimum interest rates, with the option to have interest rates linked in part to an equity-index like the S&P 500 Index®. In accordance with SFAS No. 133, the equity return component of such policy contracts must be identified separately and accounted for as embedded derivatives. The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed investment annuity contracts. The host contracts are accounted for under provisions of SFAS No. 97 that requires debt instrument type accounting. The host contracts are recorded as discounted debt instruments that are accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates. The embedded derivatives are recorded at fair values. For statutory accounting purposes, liabilities for future policy benefits for life insurance policies are calculated by the net level premium method or the commissioners reserve valuation method. Future policy benefit liabilities for annuities are calculated based on the continuous commissioners annuity reserve valuation method and provisions of Actuarial Guidelines 33 and 35.

4.  Deferred Federal income taxes are provided for temporary differences which are recognized in the consolidated financial statements in a different period than for Federal income tax purposes. Deferred taxes are also recognized in statutory accounting practices however there are limitations as to the amount of deferred tax assets that may be reported as admitted assets.

5.  For statutory accounting purposes, debt securities are recorded at amortized cost, except for securities in or near default, which are reported at market value. While under GAAP they are carried at either amortized cost or fair value based on their classification as either held to maturity or available for sale.

6.  Investments in subsidiaries are recorded at admitted asset value for statutory purposes, whereas the financial statements of the subsidiaries have been consolidated with those of the Company under GAAP.

7.  The asset valuation reserve and interest maintenance reserve, which are investment valuation reserves prescribed by statutory accounting practices, have been eliminated as they are not required under GAAP.

8.  The recorded value of the life interest in the Libbie Shearn Moody Trust (the Trust) is reported at its initial valuation, net of accumulated amortization, under GAAP. The initial valuation was based on the assumption that the Trust would provide certain income to the Company at an assumed interest rate and is being amortized over 53 years, the life expectancy of Mr. Robert L. Moody at the date he contributed the life interest to the Company. For statutory accounting purposes, the life interest has been valued at $26,400,000, which was computed as the present value of the estimated future income to be received from the Trust. However, this amount was amortized to a valuation of $12,775,000 over a seven-year period ended December 31, 1999, in accordance with Colorado Division of Insurance permitted accounting requirements. Prescribed statutory accounting practices provide no accounting guidance for such asset. The statutory admitted value of this life interest at December 31, 2001, is $12,775,000 in comparison to a carrying value of $3,464,000 in the accompanying consolidated financial statements.

9.  Reconciliations of statutory capital and surplus, as included in the annual statements filed with the Colorado Division of Insurance, to total stockholders equity as reported in the accompanying consolidated financial statements prepared under GAAP are as follows:
	Stockholders' Equity
	as of December 31,
	2001	2000	1999
	(In thousands)

Statutory equity	$431,256	396,277	363,526
Adjustments:
Difference in valuation of investment in
the Libbie Shearn Moody Trust	(9,311)	(9,014)	(8,719)
Deferral of policy acquisition costs	401,380	394,198	369,665
Adjustment of future policy benefits	(275,192)	(265,365)	(251,887)
Difference in deferred Federal income taxes	(4,494)	3,576	(4,659)
Adjustment of securities available for sale to fair value	(8,258)	(45,419)	(23,580)
Reversal of asset valuation reserve	12,490	11,880	16,870
Reversal of interest maintenance reserve	9,223	10,578	14,314
Reinstatement of other nonadmitted assets	3,259	2,140	2,598
Valuation allowances on investments	(3,063)	2,282	(1,560)
Other, net	2,098	(1,027)	(1,046)

GAAP equity	$559,388	500,106	475,522

10.  Reconciliations of statutory net income, as included in the annual statements filed with the Colorado Division of Insurance, to the respective amounts as reported in the accompanying consolidated financial statements prepared under GAAP are as follows:
	Net Earnings for the
	Years Ended December 31,
	2001	2000	1999
	(In thousands)

Statutory net earnings	$37,092	40,047	24,335
Adjustments:
Subsidiary earnings (losses) before deferred
Federal income taxes and intercompany eliminations	5,056	2,719	5,836
Deferral of policy acquisition costs	25,903	11,642	26,289
Adjustment of future policy benefits	(9,714)	(13,478)	(18,968)
Benefit (provision) for deferred Federal income taxes	2,516	6,025	(6,966)
Valuation allowances and other than temporary
impairment writedowns on investments	(16,601)	(13,692)	(3,004)
Tax benefit (expense) recorded in statutory surplus	-	(511)	1,342
Increase (decrease) in interest maintenance reserve	(499)	(3,736)	4,174
Joint venture income recorded in statutory surplus	2,346	-	-
Statutory realized loss on The Westcap Corporation
preferred stock previously recorded in surplus	-	-	24,775
Other, net	620	(476)	1,412

GAAP net earnings	$46,719	28,540	59,225

(K) Changes in Accounting Principles - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement defines several designations of derivatives based on the instrument's intended use and specifies the appropriate accounting treatment for changes in the fair value of the derivative based on its resulting designation. The designations of derivatives are typically referred to as fair value hedges, cash flow hedges, foreign currency hedges, or no hedging designation. A derivative that is not designated or does not qualify as an effective hedge will be marked to fair value through earnings. The Company applied SFAS No. 133, as amended, to all derivative instruments on January 1, 2001, which resulted in an increase to net earnings totaling $2,134,000, net of taxes of $1,149,000.

The Company offers for sale equity-indexed annuities that contain an equity return component for policyholders which is an embedded derivative instrument under the FASB pronouncements. Equity-indexed annuities combine features associated with traditional fixed annuities with the option to have interest rates linked entirely or in part to an index, such as the S&P 500 Index®. The equity return component of such policy contracts must be separately identified and accounted for at fair value as embedded derivatives with changes in fair value included in earnings. The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity contracts. The host contracts are accounted for as investment contracts under provisions of SFAS No. 97, which requires the host contracts to be recorded as discounted debt instruments that are accreted, using the effective yield method, to their guaranteed account values at the projected maturity or termination dates.

One of the more complex and challenging aspects of interpreting and implementing SFAS No. 133, as amended, was how the insurance industry was to apply the statement's provisions to policy liabilities for equity-indexed products. The Derivatives Implementation Group (DIG) of the FASB addressed this policy liability issue, and released guidance for the liability calculation, which was not approved by FASB until an effective date of April 1, 2001. The Company implemented this additional guidance on the policy liability valuation method for equity-indexed annuities as of April 1, 2001, which produced an additional reduction in policy liabilities contributing over $1.8 million, net of taxes, to operating earnings.

In conjunction with the sale of equity-indexed annuities, the Company purchases index options to hedge or offset the equity return component of the annuities. Although the Company uses index options to hedge the equity return component of the equity-indexed annuities, these options do not qualify as hedging instruments or for hedge accounting treatment pursuant to SFAS No. 133. Accordingly, mark-to-market gains or losses to record the options at fair value are recognized in earnings in the period of change which has been the Company's practice, consequently, there was no change in accounting principle for these options upon implementation of SFAS No. 133.

Effective April 1, 2001, the Company adopted Emerging Issues Task Force (EITF) No. 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. EITF 99-20 changed the method of accounting for most asset-backed securities, but it excluded U.S. Government and government-guaranteed securities as well as other asset-backed securities of similar credit quality. It requires that interest income be accounted for using the prospective effective-yield method, whereby changes in future cash flow expectations are accounted for over the remaining life of the security. EITF 99-20 also set forth specific new guidance regarding the impairment of asset-backed securities. Future impairments, if any, are to be recognized as a component of realized investment losses. Reversals of impairment charges recognized subsequent to adoption of EITF 99-20 are prohibited. In accordance with this guidance, the Company evaluated the expected cash flows of its asset-backed securities as required and, as a result, the Company recognized $4.6 million of pretax impairment charges on asset-backed securities in 2001.

SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, were issued in June 2001. SFAS 141 was effective July 1, 2001 and SFAS 142 is effective beginning January 1, 2002. Under these new standards, goodwill and intangible assets having indefinite lives will no longer be amortized but will be subject to annual impairment tests.

SFAS 143, Accounting for Asset Retirement Obligations, was issued in June 2001 and is effective beginning January 1, 2003. SFAS 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability and an offsetting asset retirement cost on the balance sheet in the period it is incurred if a reasonable estimate of the fair value of the liability can be made.

SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective beginning January 1, 2002. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.

Adoption of SFAS 141, 142, 143 and 144 is not expected to result in any material effects on the Company's consolidated financial statements.

(2) DEPOSITS WITH REGULATORY AUTHORITIES

The following assets were on deposit with state and other regulatory authorities as required by law at the end of each year:
	December 31,
	2001	2000
	(In thousands)

Debt securities	$18,158	17,529
Short term investments	285	285

Totals	$18,443	17,814

(3) INVESTMENTS

(A) Investment Income

The major components of net investment income are as follows:
	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Gross investment income:
Debt securities	$213,512	210,194	204,294
Mortgage loans	17,835	18,395	16,262
Policy loans	7,791	8,120	8,232
Index options	(13,539)	(32,268)	10,719
Other investment income	11,072	9,253	7,501

Total investment income	236,671	213,694	247,008
Investment expenses	1,805	3,040	4,028

Net investment income	$234,866	210,654	242,980

The Company had real estate investments that were not income producing for the preceding twelve months totaling $901,000, $677,000, and $946,000 at December 31, 2001, 2000, and 1999, respectively.

The Company had mortgage loans totaling $3,014,000, $2,983,000, and $3,014,000 that were on nonaccrual status as of December 31, 2001, 2000, and 1999, respectively. Reductions in interest income associated with nonperforming mortgage loans totaled $184,000, $252,000, and $192,000 in 2001, 2000, and 1999, respectively.

The Company had investments in debt securities with carrying values totaling $10,531,000, $4,138,000, and $6,500,000 that were on nonaccrual status as of December 31, 2001, 2000, and 1999, respectively. Reductions in interest income associated with nonperforming investments in debt securities totaled $2,093,000, $990,000, and $83,000 in 2001, 2000, and 1999, respectively.

(B) Mortgage Loans and Real Estate

Concentrations of credit risk arising from mortgage loans exist in relation to certain groups of borrowers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company does not have a significant exposure to any individual customer or counterparty. The major concentrations of mortgage loan credit risk for the Company arise by geographic location in the United States and by property type as detailed below.

	December 31,
Geographic Region:	2001	2000

West South Central	54.8%	57.1%
Mountain	22.5	20.0
Pacific	11.1	11.0
South Atlantic	4.1	4.6
All other	7.5	7.3

Totals	100.0%	100.0%

	December 31,
Property Type:	2001	2000

Retail	63.8%	62.0%
Office	22.0	23.0
Hotel/Motel	6.5	6.5
Land/Lots	3.7	3.1
All other	4.0	5.4

Totals	100.0%	100.0%

As of December 31, 2001 and 2000, mortgage loans with book values totaling $5,959,000 and $2,983,000, respectively, were considered impaired. For the years ended December 31, 2001, 2000 and 1999, average investments in impaired mortgage loans were $3,670,000, $3,441,000 and $1,616,000, respectively. Interest income recognized on impaired loans for the years ended December 31, 2001 and 2000, was $319,000 and $268,000, respectively, while interest income for the year ended December 31, 1999 was not significant. Impaired loans are typically placed on nonaccrual status, and no interest income is recognized. However, if cash is received on the impaired loan, it is applied to principal and interest on past due payments, beginning with the most delinquent payment.

Detailed below are changes in the allowance for mortgage loan losses for 2001, 2000, and 1999:
	Years Ended December 31,
	2001	2000	1999
	(In thousands)

Balance at beginning of year	$4,215	4,104	4,640
Net changes recorded as realized
investment (gains) losses	(2,100)	111	(536)

Balance at end of year	$2,115	4,215	4,104

At December 31, 2001 and 2000, the Company owned investment real estate totaling $15,220,000 and $14,683,000 which is reflected in other long-term investments in the accompanying consolidated financial statements. The Company records real estate at the lower of cost or fair value less estimated costs to sell. Real estate values are monitored and evaluated at least annually by the use of independent appraisals or internal valuations. Decreases in market values affecting carrying values are recorded in a valuation allowance which is reflected in realized gains or losses on investments. For the years ended December 31, 2001 and 2000, impairment losses on real estate due to decreases in market values totaled $25,000 and $420,000, respectively. For the year ended December 31, 1999, there were no impairment losses on real estate due to decreases in market value.

(C) Investment Gains and Losses

The table below presents realized gains and losses and changes in unrealized gains and losses on investments for 2001, 2000, and 1999. Securities available for sale are net of the effects of deferred policy acquisition costs and taxes.
		Changes in
	Realized	Unrealized
	Investment	Investment
	Gains	Gains (Losses)
	(Losses)	From Prior Year
	(In thousands)
Year Ended December 31, 2001:
Securities held to maturity	$(3,802)	72,773
Securities available for sale	(25,249)	13,691
Other	2,005	-

Totals	$(27,046)	86,464

Year Ended December 31, 2000:
Securities held to maturity	$(8,573)	64,097
Securities available for sale	(10,475)	(4,870)
Other	(194)	-

Totals	$(19,242)	59,227

Year Ended December 31, 1999:
Securities held to maturity	$(1,454)	(162,417)
Securities available for sale	3,248	(22,412)
Other	2,687	-

Totals	$4,481	(184,829)

(D) Debt and Equity Securities

The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 2001:
	Securities Held to Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Treasury and other U.S.
government corporations
and agencies	$4,000	275	-	4,275

States and political subdivisions	954	70	-	1,024

Foreign governments	52,020	3,284	-	55,304

Public utilities	362,691	13,414	935	375,170

Corporate	942,986	40,081	8,434	974,633

Mortgage-backed	505,707	19,494	727	524,474

Asset-backed	190,788	5,207	2,289	193,706

Totals	$2,059,146	81,825	12,385	2,128,586

	Securities Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Treasury and other U.S.
government corporations
and agencies	$261	19	-	280

States and political subdivisions	20,924	483	808	20,599

Public utilities	69,687	1,981	533	71,135

Corporate	637,003	16,790	27,572	626,221

Mortgage-backed	171,723	6,767	162	178,328

Asset-backed	19,648	288	3,613	16,323

Equity securities	8,609	4,612	132	13,089

Totals	$927,855	30,940	32,820	925,975

The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 2000:
	Securities Held to Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Treasury and other U.S.
government corporations
and agencies	$4,115	302	-	4,417

States and political subdivisions	6,752	524	39	7,237

Foreign governments	51,515	1,532	-	53,047

Public utilities	345,062	5,932	2,871	348,123

Corporate	1,191,413	17,643	29,788	1,179,268

Mortgage-backed	411,502	9,559	228	420,833

Asset-backed	106,260	320	6,219	100,361

Totals	$2,116,619	35,812	39,145	2,113,286

	Securities Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Treasury and other U.S.
government corporations
and agencies	$3,257	20	-	3,277

States and political subdivisions	15,463	620	346	15,737

Public utilities	46,040	1,161	494	46,707

Corporate	379,915	4,352	52,229	332,038

Mortgage-backed	194,513	5,814	1,433	198,894

Asset-backed	125,875	1,155	4,850	122,180

Equity securities	12,669	3,975	367	16,277

Totals	$777,732	17,097	59,719	735,110

The amortized cost and fair values of investments in debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Securities		Securities
	Available for Sale		Held to Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Due in 1 year or less	$5,463	5,200	82,062	84,673

Due after 1 year through 5 years	303,104	301,891	703,425	735,896

Due after 5 years through 10 years	362,610	356,004	485,740	497,941

Due after 10 years	56,698	55,140	91,424	91,896
	727,875	718,235	1,362,651	1,410,406

Mortgage and asset-backed securities	191,371	194,651	696,495	718,180

Totals	$919,246	912,886	2,059,146	2,128,586

The Company uses the specific identification method in computing realized gains and losses. Proceeds from sales of securities available for sale during 2001, 2000, and 1999 totaled $73,897,000, $42,206,000, and $56,126,000, respectively. Gross gains and losses realized on those sales are detailed below:
	Years Ended December 31,
	2001	2000	1999
	(In thousands)

Gross realized gains	$2,608	457	4,055
Gross realized losses	(398)	(4,858)	-

Net realized gains (losses)	$2,210	(4,401)	4,055

The Company did not sell any held to maturity securities in 2001, 2000, or 1999.

The Company held in its investment portfolio below investment grade debt securities totaling $119,960,000 and $82,764,000 at December 31, 2001 and 2000, respectively. These amounts represent 3.6% and 2.6% of total invested assets at December 31, 2001 and 2000, respectively. Below investment grade securities generally have greater default risk than higher rated corporate debt. The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers. For the years ended December 31, 2001 and 2000, the Company recorded realized losses totaling $32,347,000 and $14,671,000, respectively, for other than temporary impairment writedowns for investments in debt securities. . In connection with the decline in the credit quality of Enron, Inc., the Company transferred debt securities totaling $1,000,000 after writedowns from held to maturity to available for sale. There were no unrealized losses on the transferred securities as they were written down to fair value as previously noted.

The Company had investments totaling $56,799,000 in Citigroup, Inc., or its affiliates at December 31, 2000. Except for U.S. government agency mortgage-backed securities, the Company had no other investments in any entity in excess of 10% of stockholders' equity at December 31, 2001.

(E) Transfers of Securities

At July 31, 1994, the Company transferred debt securities with fair values totaling $805 million from securities available for sale to securities held to maturity. On December 29, 1995 and January 1, 2001, the Company made additional transfers totaling $156 million and $112 million, respectively to the held to maturity category from securities available for sale. Lower holdings of securities available for sale significantly reduce the Company's exposure to equity volatility while still providing securities for liquidity and asset/liability management purposes. The transfers of securities were recorded at fair values in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that the unrealized holding gain or loss at the date of the transfer continue to be reported in a separate component of stockholders' equity but shall be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount. The amortization of an unrealized holding gain or loss reported in equity will offset or mitigate the effect on interest income of the amortization of the premium or discount for the held to maturity securities. The transfer of securities from available for sale to held to maturity had no effect on net earnings of the Company. However, stockholders' equity was adjusted as follows:
	Net Unrealized Gains (Losses)
	as of December 31,
	2001	2000	1999
	(In thousands)

Beginning unamortized gains from transfers	$198	779	1,029

Net unrealized losses on securities transferred during
period from available for sale to held to maturity	(647)	-	-
Amortization of net unrealized gains related
to transferred securities, net of effects of
deferred policy acquisition costs and taxes	(176)	(581)	(250)

Ending unamortized gains (losses) from transfers	$(625)	198	779

Net unrealized gains and losses on investment securities included in stockholders' equity at December 31, 2001 and 2000, are as follows:
	December 31,
	2001	2000
	(In thousands)

Gross unrealized gains	$30,940	17,097
Gross unrealized losses	(32,820)	(59,719)
Adjustments for:
Deferred policy acquisition costs	6,549	24,960
Deferred Federal income tax benefits (expense)	(1,635)	6,182

	3,034	(11,480)
Net unrealized gains (losses) related to securities
transferred to held to maturity	(625)	198

Net unrealized losses on investment securities	$2,409	(11,282)

(4) REINSURANCE

The Company is party to several reinsurance agreements. The Company's general policy is to reinsure that portion of any risk in excess of $200,000 on the life of any one individual. Total life insurance in force was $10.05 billion and $9.71 billion at December 31, 2001 and 2000, respectively. Of these amounts, life insurance in force totaling $1.96 billion and $1.82 billion was ceded to reinsurance companies, primarily on a yearly renewable term basis, at December 31, 2001 and 2000, respectively. In accordance with the reinsurance contracts, reinsurance receivables including amounts related to claims incurred but not reported and liabilities for future policy benefits totaled $6,453,000 and $6,486,000 at December 31, 2001 and 2000, respectively. Premium revenues were reduced by $9,254,000, $8,512,000, and $7,904,000 for reinsurance premiums incurred during 2001, 2000, and 1999, respectively. Benefit expenses were reduced by $6,532,000, $10,942,000, and $3,350,000 for reinsurance recoveries during 2001, 2000, and 1999, respectively. A contingent liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to meet their obligations under the existing agreements. The Company does not assume reinsurance.

(5) FEDERAL INCOME TAXES

Total Federal income taxes for 2001, 2000, and 1999 were allocated as follows:
	Years Ended December 31,
	2001	2000	1999
	(In thousands)

Taxes on earnings from continuing operations:
Current	$26,850	20,036	23,622
Deferred	(3,665)	(6,025)	6,966

Taxes on earnings before cumulative effect of
change in accounting principle	23,185	14,011	30,588
Taxes on cumulative effect of change in accounting
for equity-indexed annuities	1,149	-	-

Taxes on earnings	24,334	14,011	30,588

Taxes on components of stockholders= equity:
Net unrealized gains and losses on
securities available for sale	7,372	(2,622)	(12,068)
Foreign currency translation adjustments	(310)	412	115
Minimum pension liability adjustment	(707)	-	-

Total Federal income taxes	$30,689	11,801	18,635

The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate to earnings before Federal income taxes. The reasons for the differences and the corresponding tax effects are as follows:
	Years Ended December 31,
	2001	2000	1999
	(In thousands)

Income tax expense at statutory rate	$23,720	14,893	31,435
Tax-exempt income	(1,366)	(1,287)	(1,096)
Amortization of life interest in the
Libbie Shearn Moody Trust	104	103	102
Non-deductible travel and entertainment	88	103	92
Other	639	199	55

Taxes on earnings from continuing operations	$23,185	14,011	30,588

There were no deferred taxes attributable to enacted tax rate changes for the years ended December 31, 2001, 2000, and 1999.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000, are presented below:
	December 31,
	2001	2000
	(In thousands)
Deferred tax assets:
Future policy benefits, excess of financial
accounting liabilities over tax liabilities	$114,795	110,029
Debt securities writedowns for financial
accounting purposes	14,964	6,357
Mortgage loans, principally due to valuation
allowances for financial accounting purposes	522	1,132
Real estate, principally due to writedowns
for financial accounting purposes	2,096	2,049
Accrued and unearned investment income
recognized for tax purposes and deferred for
financial accounting purposes	1,669	1,233
Accrued operating expenses recorded for financial
accounting purposes not currently tax deductible	1,801	1,920
Net unrealized losses on securities available for sale	-	6,074
Minimum pension liability adjustment	707	-
Other	34	660

Total gross deferred tax assets	136,588	129,454

Deferred tax liabilities:
Deferred policy acquisition costs, principally
expensed for tax purposes	(124,961)	(115,895)
Securities, principally due to deferred
market discount for tax	(8,286)	(7,168)
Real estate, principally due to differences in tax and
financial accounting for depreciation	(843)	(861)
Net unrealized gains on securities available for sale	(1,298)	-
Foreign currency translation adjustments	(1,449)	(1,945)
Other	(14)	(9)

Total gross deferred tax liabilities	(136,851)	(125,878)

Net deferred tax assets (liabilities)	$(263)	3,576

There was no valuation allowance for deferred tax assets at December 31, 2001 and 2000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Prior to the Tax Reform Act of 1984 (1984 Act), a portion of a life insurance company's income was not subject to tax until it was distributed to stockholders, at which time it was taxed at the regular corporate tax rate. In accordance with the 1984 Act, this income, referred to as policyholders' surplus, would not increase, yet any amounts distributed would be taxable at the regular corporate rate. The balance of this account as of December 31, 2001, is approximately $2,446,000. No provision for income taxes has been made on this untaxed income, as management is of the opinion that no distribution to stockholders will be made from policyholders' surplus in the foreseeable future. Should the balance in the policyholders' surplus account at December 31, 2001, become taxable, the Federal income taxes computed at present rates would be approximately $856,000.

The Company files a consolidated Federal income tax return with its subsidiaries. Allocation of the consolidated tax liability is based on separate return calculations pursuant to the "wait-and-see@ method as described in sections 1.1552-1(a)(1) and 1.1502-33(d)(2) of the current Treasury Regulations. Under this method, consolidated group members are not given current credit for net losses until future net taxable income is generated to realize such credits.

(6) TRANSACTIONS WITH CONTROLLING STOCKHOLDER AND AFFILIATES

(A) Life Interest in Libbie Shearn Moody Trust

The Company=s wholly owned subidiary, NWL Services, Inc., is the beneficial owner of a life interest (1/8 share) in the trust estate of Libbie Shearn Moody (the Trust) which was previously owned by Mr. Robert L. Moody, Chairman of the Board of Directors of the Company. The Company has issued term insurance policies on the life of Mr. Robert L. Moody which are reinsured through agreements with unaffiliated insurance companies. NWL Services, Inc., is the beneficiary of these policies for an amount equal to the statutory admitted value of the Trust, which was $12,775,000 at December 31, 2001. The excess of $27,000,000 face amount of the reinsured policies over the statutory admitted value of the Trust has been assigned to Mr. Robert L. Moody. The recorded net asset values in the accompanying consolidated financial statements for the life interest in the Trust are as follows:

	December 31,
	2001	2000
	(In thousands)

Original valuation of life interest at February 26, 1960	$13,793	13,793
Less accumulated amortization	(10,329)	(10,032)

Carrying basis at year end	$3,464	3,761

Income from the Trust and related expenses reflected in the accompanying consolidated statements of earnings are summarized as follows:
	Years Ended December 31,
	2001	2000	1999
	(In thousands)

Income distributions	$3,753	3,643	3,595
Deduct:
Amortization	(297)	(295)	(291)
Reinsurance premiums	(450)	(389)	(340)

Net income from life interest in the Trust	$3,006	2,959	2,964

(B) Common Stock

Mr. Robert L. Moody, Chairman of the Board of Directors, owns 198,074 of the total outstanding shares of the Company's Class B common stock and 1,159,096 of the Class A common stock.

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

(7) PENSION PLANS

(A) Defined Benefit Plans

The Company has a qualified defined benefit pension plan covering substantially all full-time employees. The plan provides benefits based on the participants' years of service and compensation. The Company makes annual contributions to the plan that comply with the minimum funding provisions of the Employee Retirement Income Security Act. A detail of plan disclosures is provided below:

The following summarizes the changes in benefit obligations for the years ended:
	December 31,
	2001	2000	1999
	(In thousands)

Benefit obligations at beginning of year	$10,586	9,950	10,291
Service cost	374	357	414
Interest cost	783	738	717
Actuarial (gain) loss	856	140	(812)
Benefits paid	(746)	(599)	(660)

Benefit obligations at end of year	$11,853	10,586	9,950

The following summarizes the changes in the fair value of plan assets, primarily consisting of equity and fixed income securities, for the years ended:
	December 31,
	2001	2000	1999
	(In thousands)

Fair value of plan assets at beginning of year	$10,268	10,839	10,301
Actual return on plan assets	(582)	28	1,198
Benefits paid	(746)	(599)	(660)

Fair value of plan assets at end of year	$8,940	10,268	10,839

The following sets forth the plan=s funded status and the related amounts recognized in the Company=s consolidated financial statements as of:

	December 31,
	2001	2000	1999
	(In thousands)

Funded status	$(2,913)	(318)	889
Unrecognized net actuarial (gain) loss	2,745	564	(340)
Unrecognized transition assets	-	(44)	(99)
Unrecognized prior service cost	(56)	(86)	(116)

Prepaid (accrued) benefit cost	$(224)	116	334

Accrued benefit liability	$(2,243)	-	-
Accrued other comprehensive income	2,019	-	-

Accrued benefit cost	$(224)	-	-

The following are the plan assumptions as of:
	December 31,
	2001	2000	1999

Discount rate	7.00%	7.50%	7.75%
Expected return on plan assets	7.50	7.50	7.50
Rate of compensation increase	4.50	4.50	4.50

Net periodic benefit cost includes the following components:
	Years Ended December 31,
	2001	2000	1999
	(In thousands)

Service cost	$374	357	414
Interest cost	783	738	717
Expected return on plan assets	(744)	(792)	(730)
Amortization of unrecognized transition assets	(44)	(55)	(55)
Amortization of prior service cost	(30)	(30)	(30)
Recognized net actuarial loss	-	-	24

Net periodic benefit cost	$339	218	340

The Company also sponsors a nonqualified defined benefit plan primarily for senior officers. The plan provides benefits based on the participants' years of service and compensation. The pension obligations and administrative responsibilities of the plan have been transferred to a pension administration firm, which is a subsidiary of American National Insurance Company (ANICO). ANICO has guaranteed the payment of pension obligations under the plan. However, National Western has a contingent liability with respect to the pension plan should these entities be unable to meet their obligations under the existing agreements. Also, National Western has a contingent liability with respect to the plan in the event that a plan participant continues employment with National Western beyond age seventy, the aggregate average annual participant salary increases exceed 10% per year, or any additional employees become eligible to participate in the plan. If any of these conditions are met, National Western would be responsible for any additional pension obligations resulting from these items.

(B) Defined Contribution Plans

In addition to the defined benefit plans, the Company has a qualified 401(k) plan for substantially all full-time employees and a nonqualified deferred compensation plan primarily for senior officers. The Company makes annual contributions to the 401(k) plan of two percent of each employee's compensation. Additional Company matching contributions of up to two percent of each employee's compensation are also made each year based on the employee's personal level of salary deferrals to the plan. All Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2001, 2000, and 1999, Company contributions totaled $306,000, $307,000, and $272,000, respectively.

The nonqualified deferred compensation plan was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional Company contributions. Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2001, 2000, and 1999, Company contributions totaled $98,000, $74,000, and $79,000, respectively.

(8) SHORT-TERM BORROWINGS

The Company has available a $60 million bank line of credit primarily for cash management purposes relating to investment transactions. The Company is required to maintain a collateral security deposit in trust with the bank equal to 120% of any outstanding liability. The Company had no outstanding liabilities or collateral security deposits with the bank at December 31, 2001 and 2000. The weighted average interest rates on borrowings for the years ended December 31, 2001, 2000, and 1999 were 5.80%, 7.57%, and 5.88%, respectively. Interest expense for 2001, 2000, and 1999 totaled $160, $319,000, and $55,000, respectively. Additionally, the bank charges a fee of 0.1% of the available line of credit annually. These fees for 2001, 2000, and 1999 were $60,000 per year.

(9) COMMITMENTS AND CONTINGENCIES

(A) Legal Proceedings

The Company is currently a defendant in several lawsuits, substantially all of which are in the normal course of business. In the opinion of management, the liability, if any, which may arise from these lawsuits would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

The Company had commitments to extend credit relating to mortgage loans totaling $4,080,000 at December 31, 2001. Commitments to extend credit are legally binding agreements to lend to a customer that generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments do not necessarily represent future liquidity requirements, as some could expire without being drawn upon. The Company evaluates each customer's creditworthiness on a case-by-case basis.

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

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations. The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities. As of December 31, 2001 and 2000, liabilities for guaranty association assessments totaled $2,300,000, and $3,100,000, respectively. Guaranty association assessment expenses were significantly lower in 2001 and 1999. The reductions are due to changes in estimated liabilities, changes in estimated recoverable capitalized assessments, and assessment refunds received from states during 2001 and 1999. These changes and refunds resulted in a net credit in other operating expenses for guaranty association assessments totaling $530,000 in 2001. Other operating expenses related to state guaranty association assessments totaled $612,000 and $104,000 for the years ended December 31, 2000 and 1999, respectively.

(D) Leases

The Company leases its executive office building and various computer and other office related equipment. Rental expenses for these leases for the years ended December 31, 2001, 2000, and 1999 were $1,117,000, $1,053,000, and $920,000, respectively.

Total annual lease obligations as of December 31, 2001, are as follows (in thousands):
2002	$1,138
2003	970
2004	592
2005	612
2006	612
2007 and thereafter, in aggregate	2,154

Total	$6,078

(10) STOCKHOLDERS' EQUITY

(A) Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below:
	Years Ended December 31,
	2001	2000	1999
	(In thousands)

Common stock shares outstanding:
Shares outstanding at beginning of year	3,504	3,501	3,498
Shares exercised under stock option plan	11	3	3

Shares outstanding at end of year	3,515	3,504	3,501

(B) Dividend Restrictions

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The restrictions are based on statutory earnings and surplus levels of the Company. The maximum dividend payment which may be made without prior approval in 2002 is $48,380,000. The Company has never paid cash dividends on its common stock, as it follows a policy of retaining any earnings in order to finance the development of business and to meet regulatory requirements for capital.

(C) Regulatory Capital Requirements

The Colorado Division of Insurance imposes minimum risk-based capital requirements on insurance companies that were developed by the National Association of Insurance Commissioners (NAIC). The formulas for determining the amount of risk-based capital (RBC) specify various weighting factors that are applied to statutory financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the Company's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The Company's current statutory capital and surplus is significantly in excess of all RBC requirements.

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

Nonqualified stock options were not issued in 2000 and 1999. The Committee approved the issuance of nonqualified stock options to selected officers of the Company during 2001 totaling 44,043. Additionally, during 2001 the Committee granted 10,000 nonqualified, nondiscretionary stock options to Company directors. The directors' stock options vest 20% annually following one full year of service to the Company from the date of grant. The officers' stock options vest 20% annually following three full years of service to the Company from the date of grant. The exercise prices of the stock options were set at the fair market values of the common stock on the dates of grant. A summary of shares available for grant and stock option activity is detailed below:
		Options Outstanding
	Shares		Weighted-
	Available		Average
	For Grant	Shares	Exercise Price

Balance at December 31, 1998	127,450	165,760	$73.68
Stock Options:
Exercised	-	(2,600)	50.40
Forfeited	1,000	(1,000)	105.25

Balance at December 31, 1999	128,450	162,160	73.86
Stock Options:
Exercised	-	(3,500)	42.73
Forfeited	6,450	(6,450)	82.67

Balance at December 31, 2000	134,900	152,210	74.20
Stock Options:
Granted	(54,043)	54,043	92.66
Exercised	-	(10,692)	51.15
Forfeited	700	(700)	99.50

Balance at December 31, 2001	81,557	194,861	$80.50

Vested and exercisable options at December 31, 2001, 2000, and 1999 totaled 67,388, 47,150, and 26,170, respectively. The weighted-average exercise price for these options was $64.22, $55.23, and $49.92 at December 31, 2001, 2000, and 1999, respectively.

The following table summarizes information about stock options outstanding at December 31, 2001.
	Options Outstanding
		Weighted-
	Number	Average	Options
	Outstanding	Remaining Life	Exercisable
Exercise prices:
$ 38.13	40,188	3.4 years	30,188
65.00	28,350	4.3 years	16,030
85.13	18,680	5.3 years	6,770
105.25	43,600	6.3 years	8,400
112.38	10,000	6.5 years	6,000
92.13	44,043	9.3 years	-
95.00	10,000	9.5 years	-

Totals	194,861		67,388

SFAS No. 123, "Accounting for Stock-Based Compensation" establishes financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to measure compensation cost for plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

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

The Company has elected to continue to apply the accounting methods prescribed by APB Opinion No. 25 for its existing stock and incentive plan. No compensation costs have been recorded for the Company=s existing plan using the intrinsic value based method. However, if compensation expense for the stock options had been determined using the fair value based method under SFAS No. 123, the Company=s net earnings and earnings per share would have been reduced to the pro forma amounts as follows:

	Years Ended December 31,
	2001	2000	1999
	(In thousands except per share amounts)

Net earnings:
As reported	$46,719	28,540	59,225
Pro forma	$46,096	28,060	58,542

Basic earnings per share:
As reported	$13.31	8.15	16.92
Pro forma	$13.13	8.01	16.73

Diluted earnings per share:
As reported	$13.19	8.11	16.78
Pro forma	$13.02	7.97	16.59

The fair value of the options used in estimating the pro forma amounts above were estimated on the date of grant using an option pricing model with the weighted-average assumptions as detailed below for the year ended December 31, 2001.
Risk-free interest rates	4.7%
Dividend yields	-
Volatility factors	27.3%
Weighted-average expected life	6.6 years
Weighted-average fair value per share	$36.15

(11) EARNINGS PER SHARE

Earnings per share amounts for the Company are presented using two different computations. Basic earnings per share excludes dilutive effects of certain securities or contracts, such as stock options, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Stock options not included in the weighted average number of diluted shares because such shares would have been anti-dilutive were immaterial. The following table sets forth the computations of basic and diluted earnings per share:
	Years Ended December 31,
	2001	2000	1999
	(In thousands except per share amounts)

Numerator for basic and diluted
earnings per share:
Earnings from continuing operations
available to common stockholders
before and after assumed conversions	$46,719	28,540	59,225

Denominator:
Basic earnings per share -
weighted-average shares	3,511	3,502	3,500

Effect of dilutive stock options	30	19	29

Diluted earnings per share -
adjusted weighted-average shares
for assumed conversions	3,541	3,521	3,529

Basic earnings per share	$13.31	8.15	16.92

Diluted earnings per share	$13.19	8.11	16.78

(12) COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, AReporting Comprehensive Income,@ establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

SFAS No. 130 affects the Company=s reporting presentation of certain items such as foreign currency translation adjustments, unrealized gains and losses on investment securities, and minimum pension liabilities. These items are reflected as components of other comprehensive income, as reported in the accompanying consolidated financial statements. Components of other comprehensive income and related tax effect are provided below for 2001, 2000, and 1999.

	Amounts	Tax	Amounts
	Before	(Expense)	Net of
	Taxes	Benefit	Taxes
	(In thousands)
2001:
Unrealized gains (losses) on securities, net of effects
of deferred policy acquisition costs of $15,803:
Unrealized holding gains (losses)
arising during period	$2,466	(862)	1,604
Reclassification adjustment for
(gains) losses included in net earnings	25,249	(8,837)	16,412
Amortization of net unrealized gains
related to transferred securities	271	(95)	176
Unrealized losses on securities transferred
during period from available for sale
to held to maturity	997	(350)	647
Cumulative effect of change in accounting principle -
transfers of securities from held to maturity to
available for sale upon adoption of Statement of
Financial Accounting Standards No. 133	(7,920)	2,772	(5,148)

Net unrealized gains (losses) on securities	21,063	(7,372)	13,691

Foreign currency translation adjustments	(884)	310	(574)
Minimum pension liability adjustment	(2,019)	707	(1,312)

Other comprehensive income	$18,160	(6,355)	11,805

2000:
Unrealized gains (losses) on securities, net of effects
of deferred policy acquisition costs of $12,891:
Unrealized holding gains (losses)
arising during period	$(87)	30	(57)
Reclassification adjustment for
(gains) losses included in net earnings	10,475	(3,666)	6,809
Amortization of net unrealized gains
related to transferred securities	(894)	313	(581)
Unrealized losses on securities transferred
during period from held to maturity
to available for sale	(16,986)	5,945	(11,041)

Net unrealized gains (losses) on securities	(7,492)	2,622	(4,870)

Foreign currency translation adjustments	1,177	(412)	765

Other comprehensive loss	$(6,315)	2,210	(4,105)

	Amounts	Tax	Amounts
	Before	(Expense)	Net of
	Taxes	Benefit	Taxes
	(In thousands)
1999:
Unrealized gains (losses) on securities, net of effects
of deferred policy acquisition costs of $28,883:
Unrealized holding gains (losses)
arising during period	$(30,847)	10,796	(20,051)
Reclassification adjustment for
(gains) losses included in net earnings	(3,248)	1,137	(2,111)
Amortization of net unrealized gains
related to transferred securities	(385)	135	(250)

Net unrealized gains (losses) on securities	(34,480)	12,068	(22,412)

Foreign currency translation adjustments	327	(115)	212

Other comprehensive loss	$(34,153)	11,953	(22,200)

(13) UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations for 2001 are summarized as follows:
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share data)

2001:
Revenues	$77,434	86,267	67,946	71,459

Earnings:
Earnings before cumulative effect
of change in accounting principle	$8,966	16,232	3,623	15,764
Net earnings	$11,100	16,232	3,623	15,764

Basic earnings per share:
Earnings before cumulative effect
of change in accounting principle	$2.56	4.62	1.03	4.49
Net earnings	$3.17	4.62	1.03	4.49

Diluted earnings per share:
Earnings before cumulative effect
of change in accounting principle	$2.54	4.59	1.02	4.44
Net earnings	$3.14	4.59	1.02	4.44

Quarterly results of operations for 2000 are summarized as follows:
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share data)

2000:
Revenues	$80,550	71,406	78,594	62,165

Net earnings (loss)	$12,333	7,593	9,006	(392)

Basic earnings per share:
Net earnings (loss)	$3.52	2.17	2.57	(0.11)

Diluted earnings per share:
Net earnings (loss)	$3.51	2.16	2.56	(0.11)

The fourth quarter net earnings for 2001 and 2000 reflect the following significant items:

The Company recorded net earnings totaling $15,764,000 for the quarter ended December 31, 2001, compared to a net loss of $392,000 for the fourth quarter of 2000. Earnings in the fourth quarter of 2001 were positively impacted by improved mortality and persistency experience. Death claim benefits were $3.9 million and $6.3 million for the quarters ended December 31, 2001 and 2000, respectively, while surrender benefits were $1.9 million and $3.3 million for the same periods.

Earnings for the fourth quarter of 2001 include an adjustment in the Company amortization factors for deferred policy acquisition costs. These factors were updated to reflect improved persistency, particularly with respect to the annuity block of business, and the recent investment loss experience. As a result, the Company's amortization in the fourth quarter of 2001 was a benefit of $7.0 million as compared to an expense of $10.8 million in the fourth quarter of 2000.

The Company's fourth quarter 2000 earnings were significantly impacted due to deteriorating stock market conditions during the quarter. Because of the large decline in the S&P 500 Index7 during the fourth quarter of 2000, the Company recorded significant decreases in investment income resulting from realized and unrealized losses on index options. The S&P 500 Index7 decline also resulted in lower interest credited to equity-indexed annuity contracts. However, primarily because of policy liabilities related to minimum guaranteed interest rates, the reduction in annuity contract interest expense was much less than the decline in investment income. The combination of these results produced lower earnings for the fourth quarter of 2000. The S&P 500 Index7 in the fourth quarter of 2001 posted positive results and thus the Company's earnings with respect to equity-indexed annuity contracts were not impaired.

The fourth quarter of both 2001 and 2000 incurred significant realized losses primarily due to other than temporary impairment writedowns for debt securities. Realized losses on investments, net of taxes, were $10.0 million and $8.3 million for the quarters ended December 31, 2001 and 2000, respectively.

(14) SEGMENT AND OTHER OPERATING INFORMATION

(A) Operating Segment Information

Under SFAS No. 131, ADisclosures About Segments of an Enterprise and Related Information,@ the Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. The Company=s segments are organized based on product types and geographic marketing areas.

A summary of segment information, prepared in accordance with SFAS No. 131, is provided below:

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)
2001:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$71,151	79,274	250,955	-	401,380
Total segment assets	407,089	392,501	2,943,174	55,929	3,798,693
Future policy benefits	320,581	297,489	2,567,877	-	3,185,947
Other policyholder liabilities	9,718	11,304	17,633	-	38,655

Condensed Income Statements:
Premiums and contract
revenues	$23,238	42,010	23,791	-	89,039
Net investment income	26,015	22,855	180,522	5,474	234,866
Other income	39	29	296	5,883	6,247
Total revenues	49,292	64,894	204,609	11,357	330,152
Policy benefits	15,935	14,909	871	-	31,715
Amortization of deferred
policy acquisition costs	5,522	9,964	11,938	-	27,424
Universal life and investment
annuity contract interest	9,750	15,928	118,838	-	144,516
Other operating expenses	9,169	8,400	9,323	4,789	31,681
Federal income taxes	3,070	5,404	21,915	2,262	32,651
Total expenses	43,446	54,605	162,885	7,051	267,987
Segment earnings	$5,846	10,289	41,724	4,306	62,165

2000:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$73,933	75,796	244,469	-	394,198
Total segment assets	402,419	387,586	2,831,022	52,956	3,673,983
Future policy benefits	319,631	299,213	2,520,403	-	3,139,247
Other policyholder liabilities	9,508	10,878	13,254	-	33,640

Condensed Income Statements:
Premiums and contract
revenues	$23,864	43,665	32,828	-	100,357
Net investment income	26,295	22,864	156,014	5,481	210,654
Other income	30	44	317	555	946
Total revenues	50,189	66,573	189,159	6,036	311,957
Policy benefits	17,299	17,548	231	-	35,078
Amortization of deferred
policy acquisition costs	4,305	15,413	28,230	-	47,948
Universal life and investment
annuity contract interest	10,183	15,148	112,380	-	137,711
Other operating expenses	9,183	8,349	10,593	1,302	29,427
Federal income taxes	3,095	3,396	12,666	1,588	20,745
Total expenses	44,065	59,854	164,100	2,890	270,909
Segment earnings	$6,124	6,719	25,059	3,146	41,048

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)
1999:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$73,519	74,928	221,218	-	369,665
Total segment assets	403,819	379,771	2,841,173	39,247	3,664,010
Future policy benefits	319,862	295,225	2,532,993	-	3,148,080
Other policyholder liabilities	10,045	5,754	8,304	-	24,103

Condensed Income Statements:
Premiums and contract
revenues	$24,668	43,018	27,392	-	95,078
Net investment income	25,054	21,692	191,328	4,906	242,980
Other income	40	41	8,863	-	8,944
Total revenues	49,762	64,751	227,583	4,906	347,002

Policy benefits	15,547	16,451	458	-	32,456
Amortization of deferred
policy acquisition costs	3,387	14,647	21,114	-	39,148
Universal life and investment
annuity contract interest	9,826	13,923	138,553	-	162,302
Other operating expenses	8,563	9,429	9,772	-	27,764
Federal income taxes	4,230	3,503	19,618	1,668	29,019
Total expenses	41,553	57,953	189,515	1,668	290,689
Segment earnings	$8,209	6,798	38,068	3,238	56,313

Reconciliations of segment information to the Company=s consolidated financial statements are provided below:

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$89,039	100,357	95,078
Net investment income	234,866	210,654	242,980
Other income	6,247	946	8,944
Realized gains (losses) on investments	(27,046)	(19,242)	4,481

Total consolidated premiums and other revenue	$303,106	292,715	351,483

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$32,651	20,745	29,019
Taxes on realized gains (losses) on investments	(9,466)	(6,734)	1,569
Taxes on cumulative effect of change in
accounting for equity-indexed annuities	1,149	-	-

Total taxes on consolidated net earnings	$24,334	14,011	30,588
	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Net Earnings:
Total segment earnings	$62,165	41,048	56,313
Realized gains (losses) on investments,
net of taxes	(17,580)	(12,508)	2,912
Cumulative effect of change in accounting
for equity-indexed annuities, net of taxes	2,134	-	-

Total consolidated net earnings	$46,719	28,540	59,225

	December 31,
	2001	2000	1999
	(In thousands)
Assets:
Total segment assets	$3,798,693	3,673,983	3,664,010
Other unallocated assets	10,779	19,837	14,728

Total consolidated assets	$3,809,472	3,693,820	3,678,738

(B) Geographic Information

A significant portion of the Company=s premiums and contract revenues are from countries other than the United States. Premiums and contract revenues detailed by country are provided below:

	Years Ended December 31,
	2001	2000	1999
	(In thousands)

United States	$47,826	57,649	52,732
Argentina	8,229	8,460	8,761
Chile	7,465	7,142	6,892
Peru	7,140	7,891	8,201
Haiti	4,427	6,151	5,543
Columbia	4,098	3,932	3,888
Other foreign countries	19,108	17,644	16,965

Revenues, excluding reinsurance premiums	98,293	108,869	102,982
Reinsurance premiums	(9,254)	(8,512)	(7,904)

Total premiums and contract revenues	$89,039	100,357	95,078

Premiums and contract revenues are attributed to countries based on the location of the policyholder. The Company has no significant assets, other than financial instruments, located in countries other than the United States.

(C)  Major Agency Relationships

A significant portion of the Company's premiums and deposits were sold through two independent marketing agencies in recent years. Combined business from these agencies accounted for approximately 25% of total direct premium revenues and universal life and investment annuity contract deposits for 2001, 2000 and 1999.

(15) FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Investment securities: Fair values for investments in debt and equity securities are based on quoted market prices, where available. For securities not actively traded, fair values are estimated using values obtained from various independent pricing services. In the cases where prices are unavailable from these sources, values are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

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

Policy loans: The fair values for policy loans are calculated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 2001 and 2000. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts. As a result, these assumptions incorporate both Company experience and mortality assumptions associated with such contracts.

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

Investment annuity and supplemental contracts: Fair values of the Company's liabilities for deferred investment annuity contracts are estimated to be the cash surrender values of each contract. The cash surrender value represents the policyholder's account balance less applicable surrender charges. The fair values of liabilities for immediate investment annuity contracts and supplemental contracts with and without life contingencies are estimated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 2001 and 2000.

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

The carrying amounts and fair values of the Company's financial instruments are as follows:
	December 31, 2001		December 31, 2000
	Carrying	Fair	Carrying	Fair
	Values	Values	Values	Values
	(In thousands)

ASSETS
Investments in debt and equity securities:
Securities held to maturity	$2,059,146	2,128,586	2,116,619	2,113,286
Securities available for sale	925,975	925,975	735,110	735,110

Cash and short-term investments	10,203	10,203	22,665	22,665
Mortgage loans	186,278	188,604	195,665	198,331
Policy loans	97,019	121,299	110,956	127,382
Other loans	28,724	28,510	17,143	16,903
Index options	6,288	6,288	5,402	5,402
Life interest in Libbie Shearn
Moody Trust	3,464	12,775	3,761	12,775

LIABILITIES
Deferred investment annuity contracts	$2,315,245	2,043,585	2,253,160	1,952,058
Immediate investment annuity and
supplemental contracts	235,265	251,458	245,359	243,713

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

(16)  RELATED PARTY TRANSACTIONS

The Donner Company, 100% owned by Mr. Arthur Dummer, a director of National Western Life Insurance Company, was paid $85,000, $84,332 and $80,902 in 2001, 2000 and 1999, respectively, pursuant to an agreement between The Donner Company and a reinsurance intermediary relating to a reinsurance contract between the Company and certain life insurance reinsurers.

Moody Insurance Group, Inc., wholly owned by Mr. Robert L. Moody, Jr. was paid $316,644, $426,057 and $348,284 in commissions in 2001, 2000 and 1999, respectively, pursuant to an agency contract with National Western Life Insurance Company. Mr. Robert L. Moody, Jr., is an employee of the Company and the son of Mr. Robert L. Moody, who serves as a director and chief executive officer of the Company, the brother of Mr. Ross R. Moody, who serves as a director and president of the Company, and the brother of Mr. Russell S. Moody and Ms. Frances A. Moody, who serve as directors of the Company. The commissions paid were based on premiums and deposits totaling approximately $15,927,000, $19,218,000 and $15,264,000 from sales of National Western life insurance and annuity products in 2001, 2000 and 1999, respectively. In addition, Mr. Robert L. Moody, Jr. personally received $475, $593 and $498 in commissions in 2001, 2000 and 1999, respectively, pursuant to an agency contract between himself and the Company.

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

On or about March 29, 2000, National Western Life Insurance Company purchased Nevada Health Development II, Limited Partnership from its partners, JWB Development Corporation (1% general partner interest), Three R Trusts (50% limited partner interest) and Jay W. Balentine (49% limited partner interest). The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody and Russell S. Moody are the sons of Robert L. Moody and Frances A. Moody is the daughter of Robert L. Moody). This transaction involved the purchase of a nursing home in Reno, Nevada, owned by Nevada Health Development II, Limited Partnership, and a merger into a partnership owned by corporations that are wholly owned subsidiaries of National Western. The result was that the nursing home became the sole property of a subsidiary of National Western Life Insurance Company. Further, that purchase was ultimately financed by a mortgage loan totaling $7,000,000 from National Western to a subsidiary, Regent Care Building, Limited Partnership (a Nevada limited partnership).

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

Robert L. Moody serves as Chairman of the Board and Chief Executive Officer of Moody National Bank (MNB) whose ultimate owner is the Three R Trust. In addition, Ross R. Moody is a Director of MNB. The Company utilizes MNB for certain bank custodian services as well as administrative services with respect to the Company's defined benefit and contribution plans. Fees paid to MNB pertaining to these services were $130,804, $122,099 and $129,663 in 2001, 2000, and 1999, respectively.
NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE I
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2001
(In thousands)

	(1)	Fair	Balance Sheet
Type of Investment	Cost	Value	Amount
Fixed maturity bonds:
Securities held to maturity:
United States government and government
agencies and authorities	$4,000	4,275	4,000
States, municipalities, and political subdivisions	954	1,024	954
Foreign governments	52,020	55,304	52,020
Public utilities	362,691	375,170	362,691
Corporate	942,986	974,633	942,986
Mortgage-backed	505,707	524,474	505,707
Asset-backed	190,788	193,706	190,788
Total securities held to maturity	2,059,146	2,128,586	2,059,146

Securities available for sale:
United States government and government
agencies and authorities	261	280	280
States, municipalities, and political subdivisions	20,924	20,599	20,599
Public utilities	69,687	71,135	71,135
Corporate	637,003	626,221	626,221
Mortgage-backed	171,723	178,328	178,328
Asset-backed	19,648	16,323	16,323
Total securities available for sale	919,246	912,886	912,886

Total fixed maturity bonds	2,978,392	3,041,472	2,972,032

Equity securities:
Securities available for sale:
Common stocks:
Public utilities	192	347	347
Banks, trust and insurance companies	195	4,496	4,496
Preferred stocks	8,222	8,246	8,246
Total equity securities	8,609	13,089	13,089

Index options	15,086		6,288
Mortgage loans (2)	177,573		175,458
Policy loans	97,019		97,019
Other long-term investments (3)	53,785		51,272
Cash and short-term investments	10,203		10,203
Total investments other than
investments in related parties	$3,340,668		3,325,361

Notes:
(1) Bonds are shown at amortized cost, mortgage loans are shown at unpaid principal balances before allowances for possible losses of $2,115,000, and real estate is stated at cost before allowances for possible losses of $2,513,000.
(2) Mortgage loans with related parties totaling $10,820,000 have been excluded.
(3) Real estate acquired by foreclosure included in other long-term investments is as follows: cost $6,167,000; balance sheet amount $4,698,000.
NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2001, 2000, and 1999
(In thousands)

		(1)
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Reductions	Transfers	Period

Valuation accounts deducted
from applicable assets:

Allowance for possible
losses on mortgage loans:

December 31, 2001	$4,215	(2,100)	-	-	2,115

December 31, 2000	$4,104	111	-	-	4,215

December 31, 1999	$4,640	(536)	-	-	4,104

Allowance for possible
losses on real estate:

December 31, 2001	$2,488	25	-	-	2,513

December 31, 2000	$2,068	420	-	-	2,488

December 31, 1999	$2,068	-	-	-	2,068

Notes:
(1) These amounts were recorded to realized (gains) losses on investments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)
Date: March 28, 2002	/S/ Robert L. Moody
By: Robert L. Moody, Chairman of the Board,
Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title (Capacity)	Date

/S/ Robert L. Moody	Chairman of the Board,	March 28, 2002
Robert L. Moody	Chief Executive Officer, and Director
(Principal Executive Officer)

/S/ Ross R. Moody	President, Chief Operating Officer, and Director	March 28, 2002
Ross R. Moody

/S/ Brian M. Pribyl	Senior Vice President - Chief Financial &	March 28, 2002
Brian M. Pribyl	Administrative Officer, and Treasurer
(Principal Financial Officer)

/S/ Larry E. Carson	Assistance Vice President - Assistant Controller	March 28, 2002
Larry E. Carson	(Principal Accounting Officer)

/S/ Arthur O. Dummer	Director	March 28, 2002
Arthur O. Dummer

	Director	March 28, 2002
Harry L. Edwards

	Director	March 28, 2002
E. Douglas McLeod

/S/ Charles D. Milos	Director	March 28, 2002
Charles D. Milos

	Director	March 28, 2002
Frances A. Moody

	Director	March 28, 2002
Russell S. Moody

/S/ Louis E. Pauls, Jr.	Director	March 28, 2002
Louis E. Pauls, Jr.

/S/ E.J. Pederson	Director	March 28, 2002
E.J. Pederson