Form 10-Q
period 2002-03-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2002-05-15
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ 3 ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

Yes [ 3 ] No [ ]

As of May 10, 2002, the number of shares of Registrant's common stock outstanding was: Class A - 3,322,217 and Class B - 200,000.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
INDEX

Part I. Financial Information:	Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
March 31, 2002 (Unaudited) and December 31, 2001

Condensed Consolidated Statements of Earnings
For the Three Months Ended March 31, 2002 and 2001 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2002 and 2001 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2002 and 2001 (Unaudited)

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2002 and 2001 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II. Other Information:

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit 11 - Computation of Earnings per Share
For the Three Months Ended March 31, 2002 and 2001 (Unaudited)

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	(Unaudited)
	March 31,	December 31,
ASSETS	2002	2001

Cash and investments:
Securities held to maturity, at amortized cost	$2,080,015	2,059,146
Securities available for sale, at fair value	953,321	925,975
Mortgage loans, net of allowances for possible
losses ($1,515 and $2,115)	181,550	186,278
Policy loans	96,088	97,019
Index options	6,438	6,288
Other long-term investments	57,610	51,272
Cash and short-term investments	19,660	10,203

Total cash and investments	3,394,682	3,336,181

Deferred policy acquisition costs	412,798	401,380
Accrued investment income	47,675	49,537
Federal income tax receivable	1,284	1,284
Deferred Federal income tax asset	1,439	-
Other assets	19,808	21,090

	$3,877,686	3,809,472

Note: The condensed consolidated balance sheet at December 31, 2001, has been derived from the audited financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	(Unaudited)
	March 31,		December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2002		2001

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$146,212		146,891
Universal life and investment annuity contracts	3,077,074		3,039,056
Other policyholder liabilities	39,033		38,655
Federal income tax liability:
Current	7,699		3,581
Deferred	-	-	263
Other liabilities	37,350		21,638

Total liabilities	3,307,368		3,250,084

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,319,887 and
3,314,947 shares issued and outstanding in 2002 and 2001	3,320		3,315
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2002 and 2001	200		200
Additional paid-in capital	26,341		25,921
Accumulated other comprehensive income	2,405		4,134
Retained earnings	538,052		525,818

Total stockholders' equity	570,318		559,388

	$3,877,686		3,809,472

Note: The condensed consolidated balance sheet at December 31, 2001, has been derived from the audited financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)
(In thousands, except per share amounts)
	2002	2001

Premiums and other revenue:
Life and annuity premiums	$3,374	4,407
Universal life and investment annuity contract revenues	17,784	19,427
Net investment income	58,298	52,407
Other income	1,791	1,095
Realized gains on investments	54	98

Total premiums and other revenue	81,301	77,434

Benefits and expenses:
Life and other policy benefits	7,666	11,846
Decrease in liabilities for future policy benefits	(562)	(1,252)
Amortization of deferred policy acquisition costs	10,221	11,972
Universal life and investment annuity contract interest	36,973	33,051
Other operating expenses	8,549	8,221

Total benefits and expenses	62,847	63,838

Earnings before Federal income taxes and cumulative effect of
change in accounting principle	18,454	13,596

Provision for Federal income taxes:
Current	6,992	4,248
Deferred	(772)	382

Total Federal income taxes	6,220	4,630

Earnings before cumulative effect of change in
accounting principle	12,234	8,966
Cumulative effect of change in accounting principle,
net of $1,149 of Federal income taxes	-	2,134

Net earnings	$12,234	11,100

Basic Earnings Per Share:
Earnings before cumulative effect of change in accounting principle	$3.48	2.56
Cumulative effect of change in accounting principle	-	0.61

Net earnings	$3.48	3.17

Diluted Earnings Per Share:
Earnings before cumulative effect of change in accounting principle	$3.45	2.54
Cumulative effect of change in accounting principle	-	0.60

Net earnings	$3.45	3.14

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)
(In thousands)
	2002	2001

Net earnings	$12,234	11,100

Other comprehensive income (loss), net of effects of
deferred policy acquisition costs and taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(1,999)	11,099
Reclassification adjustment for losses (gains) included in net earnings	21	(321)
Amortization of net unrealized losses
related to transferred securities	10	415
Unrealized losses on securities transferred during period
from held to maturity to available for sale	(66)	-
Cumulative effect of change in accounting principle - transfers of securities from held to maturity to available for sale upon
adoption of Statement of Financial Accounting Standards No. 133	-	(5,148)

Net unrealized gains (losses) on securities	(2,034)	6,045

Foreign currency translation adjustments	32	305

Minimum pension liability adjustment	273	-

Other comprehensive income (loss)	(1,729)	6,350

Comprehensive income	$10,505	17,450

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)
(In thousands)
	2002	2001

Common stock:
Balance at beginning of year	$3,515	3,504
Shares exercised under stock option plan	5	5

Balance at end of period	3,520	3,509

Additional paid-in capital:
Balance at beginning of year	25,921	25,174
Shares exercised under stock option plan	420	212

Balance at end of period	26,341	25,386

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on securities:
Balance at beginning of year	2,409	(11,282)
Change in unrealized gains (losses) during period	(2,034)	6,045

Balance at end of period	375	(5,237)

Foreign currency translation adjustments:
Balance at beginning of year	3,037	3,611
Change in translation adjustments during period	32	305

Balance at end of period	3,069	3,916

Minimum pension liability adjustment:
Balance at beginning of year	(1,312)	-
Change in minimum pension liability adjustment during period	273	-

Balance at end of period	(1,039)	-

Accumulated other comprehensive income (loss) at end of period	2,405	(1,321)

Retained earnings:
Balance at beginning of year	525,818	479,099
Net earnings	12,234	11,100

Balance at end of period	538,052	490,199

Total stockholders' equity	$570,318	517,773

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)
(In thousands)
	2002	2001

Cash flows from operating activities:
Net earnings	$12,234	11,100
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and investment annuity contract interest	36,973	33,051
Surrender charges and other policy revenues	(6,800)	(9,251)
Realized gains on investments	(54)	(98)
Accrual and amortization of investment income	(1,724)	(1,242)
Depreciation and amortization	334	371
Decrease (increase) in value of index options	(1,822)	1,464
Increase in deferred policy acquisition costs	(6,329)	(657)
Decrease in accrued investment income	1,862	2,385
Decrease (increase) in other assets	1,155	(3,492)
Decrease in liabilities for future policy benefits	(562)	(1,252)
Increase in other policyholder liabilities	378	2,202
Increase in Federal income tax liability	3,600	5,566
Increase in other liabilities	7,628	7,313
Cumulative effect of change in accounting
principle, before taxes	-	(3,283)
Other	(46)	(355)

Net cash provided by operating activities	46,827	43,822

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	-	-
Securities available for sale	7,161	26,739
Other investments	4,731	7,008
Proceeds from maturities and redemptions of:
Securities held to maturity	40,548	9,376
Securities available for sale	17,681	8,109
Purchases of:
Securities held to maturity	(69,626)	(58,790)
Securities available for sale	(42,321)	(22,247)
Other investments	(9,550)	(4,215)
Principal payments on mortgage loans	7,956	5,652
Cost of mortgage loans acquired	(3,195)	(2,669)
Decrease in policy loans	931	1,568
Other	(100)	(128)

Net cash used in investing activities	(45,784)	(29,597)

	(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)
(In thousands)
	2002	2001

Cash flows from financing activities:
Deposits to account balances for universal life
and investment annuity contracts	$84,814	76,343
Return of account balances on universal life
and investment annuity contracts	(76,737)	(103,931)
Issuance of common stock under stock option plan	360	217

Net cash provided by (used in) financing activities	8,437	(27,371)

Effect of exchange rate changes on cash	(23)	-

Net increase (decrease) in cash and short-term investments	9,457	(13,146)
Cash and short-term investments at beginning of year	10,203	22,665

Cash and short-term investments at end of period	$19,660	9,519

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$27	74
Income taxes	2,600	222

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

Certain reclassifications have been made to the prior periods to conform to the reporting categories used in 2002.

(2)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The Company paid no cash dividends on common stock during the three months ended March 31, 2002 and 2001, as it follows a policy of retaining any earnings in order to finance the development of business and to meet regulatory requirements for capital.

(3)  EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options. Refer to Exhibit 11 of this report for further information concerning the computation of earnings per share.

(4)  SEGMENT AND OTHER OPERATING INFORMATION

Under Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas. A summary of segment information for the quarters ended March 31, 2002 and 2001 is provided below.
Selected Segment Information:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

March 31, 2002:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$71,700	82,023	259,075	-	412,798
Total segment assets	416,544	392,268	3,000,554	55,890	3,865,256
Future policy benefits	327,241	294,782	2,601,263	-	3,223,286
Other policyholder liabilities	9,551	9,495	19,987	-	39,033

Three Months Ended
March 31, 2002:
Condensed Income Statements:
Premiums and contract
revenues	$5,704	10,819	4,635	-	21,158
Net investment income	6,142	5,534	46,046	576	58,298
Other income	12	6	313	1,460	1,791

Total revenues	11,858	16,359	50,994	2,036	81,247

Policy benefits	3,671	2,997	436	-	7,104
Amortization of deferred
policy acquisition costs	841	3,825	5,555	-	10,221
Universal life and investment
annuity contract interest	2,456	4,160	30,357	-	36,973
Other operating expenses	2,524	2,373	2,382	1,270	8,549
Federal income taxes	797	1,012	4,134	258	6,201

Total expenses	10,289	14,367	42,864	1,528	69,048

Segment earnings	$1,569	1,992	8,130	508	12,199

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

March 31, 2001:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$73,265	76,675	236,674	-	386,614
Total segment assets	410,434	394,423	2,865,060	52,953	3,722,870
Future policy benefits	322,445	296,832	2,511,444	-	3,130,721
Other policyholder liabilities	9,075	12,972	13,795	-	35,842

Three Months Ended
March 31, 2001:
Condensed Income Statements:
Premiums and contract
revenues	$5,790	11,238	6,806	-	23,834
Net investment income	6,392	5,629	39,745	641	52,407
Other income	7	6	51	1,031	1,095

Total revenues	12,189	16,873	46,602	1,672	77,336

Policy benefits	4,867	5,610	117	-	10,594
Amortization of deferred
policy acquisition costs	1,843	3,232	6,897	-	11,972
Universal life and investment
annuity contract interest	2,440	3,920	26,691	-	33,051
Other operating expenses	2,148	2,705	2,307	1,061	8,221
Federal income taxes	304	478	3,606	208	4,596

Total expenses	11,602	15,945	39,618	1,269	68,434

Segment earnings	$587	928	6,984	403	8,902

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below:
	Three Months Ended March 31,
	2002	2001
	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$21,158	23,834
Net investment income	58,298	52,407
Other income	1,791	1,095
Realized gains (losses) on investments	54	98

Total consolidated premiums and other revenue	$81,301	77,434

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$6,201	4,596
Taxes (benefits) on realized gains (losses) on investments	19	34
Taxes on cumulative effect of change in
accounting principle	-	1,149

Total consolidated Federal income taxes	$6,220	5,779

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Net Earnings:
Total segment earnings	$12,199	8,902
Realized gains (losses) on investments,
net of taxes	35	64
Cumulative effect of change in accounting principle,
net of taxes	-	2,134

Total consolidated net earnings	$12,234	11,100

	March 31,
	2002	2001
	(In thousands)
Assets:
Total segment assets	$3,865,256	3,722,870
Other unallocated assets	12,430	18,220

Total consolidated assets	$3,877,686	3,741,090

(5)  CHANGES IN ACCOUNTING PRINCIPLES

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Derivatives must be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. The Company adopted the provisions of SFAS 133 on January 1, 2001.

The Company offers for sale equity-indexed annuities that contain an equity return component for policyholders which is an embedded derivative instrument under SFAS 133. Equity-indexed annuities combine features associated with traditional fixed annuities with the option to have interest rates linked entirely or in part to an index, such as the S&P 500 Index®. The equity return component of such policy contracts must be separately identified and accounted for at fair value as embedded derivatives and reflected in the balance sheet as a component of future policy benefits with changes in fair value included in earnings. The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity contracts. The host contracts are accounted for as investment contracts under provisions of SFAS No. 97, which requires the host contracts to be recorded as discounted debt instruments that are accreted, using the effective yield method, to their guaranteed account values at the projected maturity or termination dates. The cumulative effect adjustment for the implementation of the change in accounting for equity-indexed annuities resulted in an increase to net earnings totaling $2,134,000, net of taxes of $1,149,000, as of January 1, 2001.

In conjunction with the sale of equity-indexed annuities, the Company purchases index options to hedge or offset the equity return component of the annuities. Although the Company uses index options to hedge the equity return component of the equity-indexed annuities, these options do not qualify as hedging instruments or for hedge accounting treatment pursuant to SFAS No. 133. Accordingly, the index options are carried at fair value in the balance sheet based upon quoted market prices and mark-to-market gains or losses to record the options at fair value are recognized as net investment income in earnings in the period of change, which has been the Company's practice. Consequently, there was no financial statement impact in connection with the change in accounting principle for these options upon implementation of SFAS No. 133.

(6)  LEGAL PROCEEDINGS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Insurance Operations - Domestic

The Company is currently licensed to do business in all states except for New York, Delaware, New Hampshire, and Connecticut. Products marketed are annuities, universal life insurance, and traditional life insurance, which includes both term and whole life products. The majority of domestic sales are the Company=s annuities, which include single and flexible premium deferred annuities, single premium immediate annuities, and equity-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At March 31, 2002, the Company maintained over 100,000 annuity policies inforce.

National Western markets and distributes its domestic products primarily through independent marketing organizations (IMOs). These IMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 90 IMOs contracted who in turn have contracted over 6,200 independent agents with the Company. Roughly 19% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company=s international operations focus on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, and the Pacific Rim. Issuing policies to residents in countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At March 31, 2002, the Company had nearly 49,000 international life insurance policies inforce representing approximately $7.3 billion in face amount of coverage.

International applications are submitted by independent contractor broker-agents, many of whom have been submitting policy applications to National Western for 20 or more years. The Company has approximately 2,900 independent international agents currently contracted, over 45% of which have submitted policy applications to the Company in the past twelve months.

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

RESULTS OF OPERATIONS

Consolidated Operations

A summary of operating results for the three months ended March 31, 2002 and 2001 is provided below:

	Three Months Ended March 31,
	2002	2001
	(In thousands, except per share data)

Revenues:
Revenues, excluding realized investment
gains and index options	$83,483	84,664
Index options	(2,236)	(7,328)
Realized gains on investments	54	98

Total revenues	$81,301	77,434

Earnings:
Earnings from operations	$12,199	8,902
Net realized gains on investments	35	64
Cumulative effect of change in accounting principle	-	2,134

Net earnings	$12,234	11,100

Basic Earnings Per Share:
Earnings from operations	$3.47	2.54
Net realized gains on investments	0.01	0.02
Cumulative effect of change in accounting principle	-	0.61

Net earnings	$3.48	3.17

Diluted Earnings Per Share:
Earnings from operations	$3.44	2.52
Net realized gains on investments	0.01	0.02
Cumulative effect of change in accounting principle	-	0.60

Net earnings	$3.45	3.14

Revenues: The following details revenues excluding index options and realized gains on investments:
	Three Months Ended March 31,
	2002	2001
	(In thousands)

Universal life and annuity product charges	$17,784	19,427
Traditional life premiums	3,374	4,407
Net investment income	60,534	59,735
Other revenue	1,791	1,095

Totals	$83,483	84,664

Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed policyholder account balances. During the course of 2001 and continuing into the first quarter of 2002, the Company has seen improved retention of inforce policies which has contributed to higher operating earnings while decreasing revenues due to the lower level of surrender charges assessed against policyholder account balances. Surrender charge revenue was $5.3 million in the first quarter of 2002 compared to $7.7 million in the first quarter of 2001.

Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. These are product lines that the Company has been de-emphasizing in favor of interest sensitive products, particularly in its international life insurance operations. In addition, first quarter 2002 traditional life premiums were muted for increases in reinsurance premiums and translation losses associated with policies in Haiti which is the only international country where premiums and benefits may be paid in other than U.S. dollars.

A detail of net investment income, excluding index options, is provided below:
	Three Months Ended March 31,
	2002	2001
	(In thousands)
Gross investment income:
Debt securities	$53,890	52,472
Mortgage loans	3,978	4,651
Policy loans	1,905	2,018
Other investment income	1,162	1,349

Total investment income	60,935	60,490
Investment expenses	401	755

Net investment income	$60,534	59,735

Net investable cash flow is primarily invested in investment grade debt securities. With the steady decline in interest rate levels during 2001, this has been even more the case as the market for mortgage loans fell below the Company's required yield levels for this type of investment. Despite the drop in interest rate levels, the Company still generated higher overall net investment earnings due to higher levels of invested assets.

Net investment income performance is summarized as follows:
	Three Months Ended March 31,
	2002	2001
	(In thousands except percentages)

Net investment income, excluding index options	$60,534	59,735
Average invested assets, at amortized cost	$3,435,704	3,365,324
Annual yield on average invested assets	7.05%	7.10%

Other revenue primarily pertains to the Company's other operations involving a nursing home which commenced operations in 2000. Revenues associated with this operation were $1.5 million and $1.0 million for the three months ended March 31, 2002 and 2001, respectively.

Index Options: Index options are derivative financial instruments used to hedge the equity return component of the Company's equity-indexed products. Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income. However, increases or decreases in income from these options are substantially offset by corresponding increases or decreases in amounts paid to equity-indexed policyholders.

The loss from index options in the first quarters of 2002 and 2001 was due to declining stock market conditions, specifically the performance of the S&P 500 Index®. Index options are intended to act as hedges to match closely the returns on the S&P 500 Index®. With the decline in this index, the index option values likewise declined. While income from index options was lower, the contract interest expense for the Company's equity-indexed products was also substantially lower.

Realized Gains on Investments: In the quarters ended March 31, 2002 and 2001 the Company had minimal realized investment activity. The investment strategy followed is to generally hold securities to maturity unless economic conditions produce situations where it is to the Company's advantage to dispose of a security. Investment losses reported in prior year annual reports have primarily pertained to write downs of certain holdings whose decline in value were considered to be other than temporary. The net realized gains in the first quarter of 2001 included a $0.4 million write down while no write downs occurred in the first quarter of 2002.

Benefits and Expenses: The following details benefits and expenses:
	Three Months Ended March 31,
	2002	2001
	(In thousands)

Policy benefits	$7,104	10,594
Amortization of deferred policy acquisition costs	10,221	11,972
Universal life and annuity contract interest	36,973	33,051
Other operating expenses	8,549	8,221

Totals	$62,847	63,838

The Company benefited from improved mortality experience in the first quarter of 2002 resulting in lower policy benefits. Death claims decreased to $5.2 million from $8.3 million. The Company's mortality experience over the past five years has generally been consistent with its product pricing assumptions.

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

Contract interest also includes the performance of the equity-index component of the Company's equity-indexed products. As previously noted, the recent market performance of these equity-index features reduced contract interest expenses while also reducing the Company's investment income given the hedge nature of the options purchased for these products. Excluding equity-indexed products, the Company's average credited rate on annuity products was approximately 5.5% in the first quarter of both 2002 and 2001. The average credited rate for interest sensitive life products approximated 5.5% and 5.6% in the first quarters of 2002 and 2001, respectively.

Other operating expenses consist of general administrative expenses, licenses and fees, and commissions not subject to deferral. As noted with Other Revenues, the Company commenced its nursing home operations in 2000 and these expenses are included in other operating expenses in the amount of $1.3 million and $1.1 million for the first quarters of 2002 and 2001, respectively. Excluding nursing home operations expenses, the Company has been able to leverage its operations to keep expenses relatively stable.

Federal Income Taxes: Federal income taxes on earnings from continuing operations reflect effective tax rates of 33.7% and 34.1% for the first quarter of 2002 and 2001, respectively, which are lower than the expected Federal rate of 35%. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the quarters ended March 31, 2002 and 2001 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Segment earnings:

March 31, 2002	$1,569	1,992	8,130	508	12,199

March 31, 2001	$587	928	6,984	403	8,902

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$5,704	5,790
Net investment income	6,142	6,392
Other income	12	7

Total premiums and other revenue	11,858	12,189

Benefits and expenses:
Policy benefits	3,671	4,867
Amortization of deferred policy acquisition costs	841	1,843
Universal life insurance contract interest	2,456	2,440
Other operating expenses	2,524	2,148

Total benefits and expenses	9,492	11,298

Segment earnings before Federal income taxes	2,366	891

Federal income taxes	797	304

Segment earnings	$1,569	587

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
	Three Months Ended March 31,
	2002	2001
	(In thousands)

Universal life insurance revenues	$3,863	3,739
Traditional life insurance premiums	2,063	2,295
Reinsurance premiums	(222)	(244)

Totals	$5,704	5,790

The Company's U.S. operations have historically emphasized annuity product sales over life product sales. Consequently, domestic life revenues have been declining for several years. However, a refocus on domestic life business was identified as a focal point of the Company in 2001 which resulted in increased recruiting of new distribution and the development of new life insurance products. It is the Company's goal to significantly increase domestic life product sales in 2002 and to continue to attract new sources of distribution.

Segment earnings have generally declined as the block of business has contracted. First quarter earnings in 2002 were aided by favorable mortality experience. The face amount of domestic life insurance inforce has declined from $3.0 billion at March 31, 2001, to $2.9 billion at December 31, 2001 and March 31, 2002. Absent the growth rates targeted by management, the block of business will continue to contract due to the normal incidence of terminations from death or surrender with lower earnings resulting.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below:
	Three Months Ended March 31,
	2002	2001
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$10,819	11,238
Net investment income	5,534	5,629
Other income	6	6

Total premiums and other revenue	16,359	16,873

Benefits and expenses:
Policy benefits	2,997	5,610
Amortization of deferred policy acquisition costs	3,825	3,232
Universal life insurance contract interest	4,160	3,920
Other operating expenses	2,373	2,705

Total benefits and expenses	13,355	15,467

Segment earnings before Federal income taxes	3,004	1,406

Federal income taxes	1,012	478

Segment earnings	$1,992	928

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below:
	Three Months Ended March 31,
	2002	2001
	(In thousands)

Universal life insurance revenues	$11,626	10,684
Traditional life insurance premiums	1,457	2,457
Reinsurance premiums	(2,264)	(1,903)

Totals	$10,819	11,238

International operations have emphasized universal life policies over traditional life insurance products. Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with generally accepted accounting principles. Actual universal life premiums collected are detailed below:
	Three Months Ended March 31,
	2002	2001
	(In thousands)

Universal life insurance:
First year and single premiums	$6,206	3,697
Renewal premiums	8,151	8,992

Totals	$14,357	12,689

The Company's international life operations has been a steady performer as evidenced by the growth in collected premiums. Management expects this growth to continue in 2002 with the addition of new contracted distribution which began to occur in the fourth quarter of 2001. This distribution was attracted to National Western given the Company's longstanding reputation for supporting its international life products and the instability of competing companies in this area. In addition, the Company released its first equity-indexed universal life product for international life operations early in 2002 which has been well received by its independent distribution.

As the international life insurance inforce continues to grow, the Company anticipates operating earnings to similarly increase. The amount of international life insurance inforce has grown from $6.8 billion at March 31, 2001, to $7.1 billion at December 31, 2001 and $7.3 billion at March 31, 2002.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's annuities and investment contracts are available to international residents, current sales are small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below:
	Three Months Ended March 31,
	2002	2001
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$4,635	6,806
Net investment income	46,046	39,745
Other income	313	51

Total premiums and other revenue	50,994	46,602

Benefits and expenses:
Policy benefits	436	117
Amortization of deferred policy acquisition costs	5,555	6,897
Annuity contract interest	30,357	26,691
Other operating expenses	2,382	2,307

Total benefits and expenses	38,730	36,012

Segment earnings before Federal income taxes	12,264	10,590

Federal income taxes	4,134	3,606

Segment earnings	$8,130	6,984

Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended March 31,
	2002	2001
	(In thousands)

Surrender charges	$3,147	5,462
Payout annuity and other revenues	1,476	1,330
Traditional annuity premiums	12	14

Totals	$4,635	6,806

As previously noted, the Company's earnings are dependent upon annuity contracts persisting or remaining in force. While revenues decline with a reduction in surrender charges, the Company's earnings benefit.

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with generally accepted accounting principles. Actual annuity deposits collected for the three months ended March 31, 2002 and 2001 are detailed below.
	Three Months Ended March 31,
	2002	2001
	(In thousands)

Equity-indexed annuities	$9,527	10,642
Other deferred annuities	65,296	58,382
Immediate annuities	4,654	2,953

Totals	$79,477	71,977

Sales of equity-indexed annuities began declining during 1999, primarily due to volatility in the stock market. This volatility affects both the demand for these annuities and the pricing of these products. Increased product costs from stock market volatility, including costs of index options used to hedge the equity return component of these annuities and lower policyholder asset fees, can reduce potential credited interest to policyholders. The lower production level continued throughout 2001, which is consistent with the poor performance of the stock market and the negative outlook that persisted during 2001. However, because the Company does not offer variable products or mutual funds, these products provide a key equity-based alternative to the Company=s existing fixed annuity products.

As previously described, index options are used to hedge the equity return component of the Company=s equity-indexed annuity products with any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, reflected in net investment income. Excluding index option income or losses from investment income in the annuity segment results in net investment income totaling $48.3 million and $47.1 million in the three months ended March 31, 2002 and 2001, respectively.

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

Annuity contract interest includes the equity component return associated with the Company's equity-indexed annuities. The detail of equity-index annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended March 31,
	2002	2001
	(In thousands)

Equity-indexed annuities	$539	(873)
All other annuities	29,818	27,564

Totals contract interest	$30,357	26,691

Other Operations

National Western=s primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Nursing home operations generated $190,000 of operating earnings in the first quarter of 2002 compared to operating losses of $30,000 in the same period of 2001.

INVESTMENTS

General

The Company's investment philosophy emphasizes the prudent handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of March 31, 2002 and December 31, 2001. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.

	Percent of Investments
	March 31,	December 31,
	2002	2001

Debt securities	89.0%	89.1%
Mortgage loans	5.3	5.6
Policy loans	2.8	2.9
Equity securities	0.4	0.4
Real estate	0.5	0.4
Index options	0.2	0.2
Other	1.8	1.4

Totals	100.0%	100.0%

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations (CMOs). As of March 31, 2002 and December 31, 2001 the Company's debt securities portfolio consisted of the following:
	Percent of Debt Securities
	March 31,	December 31,
	2002	2001

Corporate	52.2%	53.1%
Mortgage-backed securities	23.6	22.7
Public utilities	14.5	14.5
Asset-backed securities	7.1	7.1
Foreign governments	1.7	1.8
States & political subdivisions	0.8	0.7
U.S. government	0.1	0.1

Totals	100.0%	100.0%

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

This emphasis is reflected in the high average credit rating of the Company=s portfolio. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor=s (S&P7), or other nationally recognized statistical rating organizations if securities were not rated by S&P7 :

	March 31,	December 31,
	2002	2001

AAA and U.S. government	31.3%	30.8%
AA	6.6	6.9
A	28.5	28.5
BBB	29.1	29.8
BB and other below investment grade	4.5	4.0

Totals	100.0%	100.0%

National Western does not purchase below investment grade securities. Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities. During the first quarter of 2002, the Company's percentage of below investment grade securities increased marginally due to two issuer downgrades. Despite these downgrades, the Company's holdings of below investment grades securities is much lower than industry averages and is a small percentage of total invested assets. These holdings are summarized below.
	Below Investment Grade Debt Securities
			Estimated	% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets
	(In thousands except percentages)

March 31, 2002	$149,865	136,669	136,030	4.0%

December 31, 2001	$132,689	119,960	118,709	3.6%

December 31, 2000	$113,018	82,764	75,700	2.6%

Generally accepted accounting principles require that investments in debt securities be written down to fair value when declines in value are judged to be other than temporary. Since quoted market prices are readily available and understood by investors and creditors they are the most common source for fair value estimation. In some instances, quoted market prices may not be available for securities that have limited buyer demand. When the quoted market price is not available other valuation techniques such as discounted cash flow analysis and fundamental analysis may be used. No impairments were recorded in the first quarter of 2002 related to the Company's holdings in debt securities. The Company recorded an other than temporary impairment writedown totaling $400,000 related to one security during the first quarter of 2001.

The Company is closely monitoring its other below investment grade holdings. While losses are not currently anticipated based on the existing status and condition of these securities, continued credit deterioration of some securities is possible, which may result in further writedowns.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at March 31, 2002, approximately 31% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.
	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)
	(In thousands)
Securities held to maturity:
Debt securities	$2,125,900	2,080,015	45,885
Securities available for sale:
Debt securities	939,811	954,850	(15,039)
Equity securities	13,510	8,609	4,901

Totals	$3,079,221	3,043,474	35,747

In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company transferred debt securities totaling $9,717,000 in the first quarter of 2002 from held to maturity to available for sale due to credit deterioration. Net unrealized losses of $66,000 related to these transfers were recorded as a component of accumulated other comprehensive income. No such transfers were made in the first quarter of 2001. Proceeds from sales of securities available for sale totaled $7,161,000 and $26,739,000 which resulted in realized losses of $178,000 and realized gains of $559,000 during the first quarters of 2002 and 2001, respectively.

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

The Company held net investments in mortgage loans totaling $181,550,000 and $186,278,000 at March 31, 2002 and December 31, 2001, respectively. The diversification of the portfolio by geographic region and by property type was as follows:

	March 31,	December 31,
Geographic Region:	2002	2001

West South Central	52.8%	54.8%
Mountain	22.9	22.5
Pacific	11.6	11.1
South Atlantic	4.1	4.1
East South Central	4.0	3.9
Other	4.6	3.6

Totals	100.0%	100.0%

	March 31,	December 31,
Property Type:	2002	2001

Retail	58.6%	63.8%
Office	26.1	22.0
Hotel/Motel	6.6	6.5
Land/Lots	5.2	3.7
Nursing homes	1.1	1.0
Apartment	0.2	0.8
Other	2.2	2.2

Totals	100.0%	100.0%

The Company does not recognize interest income on loans past due three months or more. At March 31, 2002 and December 31, 2001, the Company had mortgage loan principal balances past due three months or more of $5,990,000 and $3,014,000, respectively. The Company will at times restructure mortgage loans under certain conditions, which may involve changes in interest rates, payment terms, or other modifications. The Company had mortgage loan principal balances with restructured terms totaling $6,425,000 and $7,486,000 at March 31, 2002 and December 31, 2001, respectively. Interest income not recognized for past due and restructured loans totaled approximately $900 and $77,000 for the three months ended March 31, 2002 and 2001, respectively.

As of March 31, 2002, the allowance for possible losses on mortgage loans was $1,515,000 representing a reduction of $600,000 from December 31, 2001. The allowance was adjusted as a result of an analysis of specific loans and management believes that the allowance for possible losses is adequate. While the Company closely manages its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

The Company's real estate investments totaled approximately $15,212,000 and $15,220,000 at March 31, 2002 and December 31, 2001, respectively, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of the Company. The Company recognized operating income on these properties of approximately $353,000 and $154,000 for the three months ended March 31, 2002 and 2001, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded no net realized investment gains or losses for the three months ended March 31, 2002 and 2001 associated with these properties.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	March 31,	December 31,
	2002	2001
	(In thousands except percentages)

Debt securities - fair value	$3,065,711	3,041,472
Debt securities - amortized cost	$3,034,865	2,978,392
Fair value as a percentage of amortized cost	101.02%	102.12%
Unrealized gains (losses) at quarter-end	$30,846	63,080
Ten-year U.S. Treasury bond - increase (decrease)
in yield for the quarter	0.3%	(0.6)%

	Unrealized Gains (Losses)
	At	At	Unrealized
	March 31,	December 31,	Losses
	2002	2001	During 2002
	(In thousands)

Debt securities held to maturity	$45,885	69,440	(23,555)
Debt securities available for sale	(15,039)	(6,360)	(8,679)

Totals	$30,846	63,080	(32,234)

Changes in interest rates typically have a significant impact on the fair values of the Company's debt securities. Market interest rates of the ten-year U.S. Treasury bond increased approximately 30 basis points from year-end 2001 causing an unrealized loss of $32.2 million on a portfolio of approximately $3 billion. The Company would expect similar results in the future from any significant upward or downward movement in market rates. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's balance sheet.

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

The Company performed detailed sensitivity analysis at December 31, 2001, for its interest rate-sensitive assets and liabilities. Based on the recent change in market conditions in the first quarter of 2002, the changes in market values of the Company's debt securities were reasonable given the expected range of results of this analysis.

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

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $47 million and $44 million for the three months ended March 31, 2002 and 2001, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $58 million and $17 million for the three months ended March 31, 2002 and 2001, respectively. The Company expects cash flows from these sources in the remainder of 2002 at levels consistent with the past year.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 2002.

CHANGES IN ACCOUNTING PRINCIPLES AND CRITICAL ACCOUNTING POLICIES

Change in Accounting Principles

Derivative Instruments: Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies

Future Policy Benefits: Because of the long-term nature of insurance contracts, the Company is liable for policy benefit payments many years into the future. The liability for future policy benefits represents estimates of the present value of the Company's expected benefit payments, net of the related present value of future net premium collections. For traditional life insurance contracts, this is determined by standard actuarial procedures, using assumptions as to mortality (life expectancy), morbidity (health expectancy), persistency, and interest rates, which are based on the Company's experience with similar products. The assumptions used are those considered to be appropriate at the time the policies are issued. An additional provision is made on most products to allow for possible adverse deviation from the assumptions used. For universal life, investment annuity and equity-indexed annuity products, the Company's liability is the amount of the contract's account balance. Account balances are also subject to minimum liability calculations as a result of minimum guaranteed interest rates in the policies. While management and company actuaries have used their best judgment in determining the assumptions and in calculating the liability for future policy benefits, there is no assurance that the estimate of the liabilities reflected in the financial statements represents the Company's ultimate obligation. Additionally, significantly different assumptions could result in materially different reported amounts.

Deferred Acquisition Costs: The Company is required to defer certain policy acquisition costs and amortize them over future periods. Deferred acquisition costs are subject to periodic recoverability and loss recognition testing. These tests ensure that the present value of future contract-related cash flows will support the capitalized deferred acquisition cost balance. The present value of these cash flows, less the benefit reserve, is compared with the unamortized deferred acquisition cost balance and if the asset balance is greater, the deficiency is charged to expense as a component of amortization and the asset balance is reduced to the recoverable amount.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: May 13, 2002	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: May 13, 2002	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President -
Chief Financial & Administrative Officer,
and Treasurer
(Principal Financial Officer)

Date: May 13, 2002	/S/ Larry E. Carson
Larry E. Carson
Assistant Vice President -
Assistant Controller
(Principal Accounting Officer)