Form 10-Q
period 2002-06-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2002-08-14
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Yes [ X ] No [ ]

As of August 12, 2002, the number of shares of Registrant's common stock outstanding was: Class A - 3,324,937 and Class B - 200,000.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
INDEX

Part I. Financial Information:	Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
June 30, 2002 (Unaudited) and December 31, 2001

Condensed Consolidated Statements of Earnings
For the Three Months Ended June 30, 2002 and 2001 (Unaudited)

Condensed Consolidated Statements of Earnings
For the Six Months Ended June 30, 2002 and 2001 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended June 30, 2002 and 2001 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Six Months Ended June 30, 2002 and 2001 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2002 and 2001 (Unaudited)

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2002 and 2001 (Unaudited)

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
For the Three Months Ended June 30, 2002 and 2001 (Unaudited)

Exhibit 11 - Computation of Earnings per Share
For the Six Months Ended June 30, 2002 and 2001 (Unaudited)

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	(Unaudited)
	June 30,	December 31,
ASSETS	2002	2001

Cash and investments:
Securities held to maturity, at amortized cost	$2,090,062	2,059,146
Securities available for sale, at fair value	980,684	925,975
Mortgage loans, net of allowances for possible
losses ($1,389 and $2,115)	178,090	186,278
Policy loans	94,320	97,019
Index options	1,765	6,288
Other long-term investments	59,712	51,272
Cash and short-term investments	41,202	10,203

Total cash and investments	3,445,835	3,336,181

Deferred policy acquisition costs	413,486	401,380
Accrued investment income	49,068	49,537
Federal income tax receivable	2,278	1,284
Other assets	20,313	21,090

	$3,930,980	3,809,472

Note: The condensed consolidated balance sheet at December 31, 2001, has been derived from the audited financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	(Unaudited)
	June 30,		December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2002		2001

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$145,759		146,891
Universal life and investment annuity contracts	3,115,501		3,039,056
Other policyholder liabilities	42,202		38,655
Federal income tax liability:
Current	-		3,581
Deferred	618	-	263
Other liabilities	41,135		21,638

Total liabilities	3,345,215		3,250,084

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,324,937 and
3,314,947 shares issued and outstanding in 2002 and 2001	3,325		3,315
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2002 and 2001	200		200
Additional paid-in capital	26,759		25,921
Accumulated other comprehensive income	8,621		4,134
Retained earnings	546,860		525,818

Total stockholders' equity	585,765		559,388

	$3,930,980		3,809,472

Note: The condensed consolidated balance sheet at December 31, 2001, has been derived from the audited financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended June 30, 2002 and 2001
(Unaudited)
(In thousands, except per share amounts)
	2002	2001

Premiums and other revenue:
Life and annuity premiums	$3,508	3,868
Universal life and investment annuity contract revenues	19,198	18,865
Net investment income	55,973	61,814
Other income	1,553	1,394
Realized gains (losses) on investments	(8,460)	326

Total premiums and other revenue	71,772	86,267

Benefits and expenses:
Life and other policy benefits	7,888	9,472
Decrease in liabilities for future policy benefits	(622)	(802)
Amortization of deferred policy acquisition costs	9,411	10,513
Universal life and investment annuity contract interest	32,673	34,814
Other operating expenses	8,999	7,644

Total benefits and expenses	58,349	61,641

Earnings before Federal income taxes	13,423	24,626

Provision (benefit) for Federal income taxes:
Current	5,906	6,413
Deferred	(1,291)	1,981

Total Federal income taxes	4,615	8,394

Net earnings	$8,808	16,232

Basic Earnings Per Share:
Net earnings	$2.50	4.62

Diluted Earnings Per Share:
Net earnings	$2.47	4.59

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months Ended June 30, 2002 and 2001
(Unaudited)
(In thousands, except per share amounts)
	2002	2001

Premiums and other revenue:
Life and annuity premiums	$6,882	8,275
Universal life and investment annuity contract revenues	36,982	38,292
Net investment income	114,271	114,221
Other income	3,344	2,489
Realized gains (losses) on investments	(8,406)	424

Total premiums and other revenue	153,073	163,701

Benefits and expenses:
Life and other policy benefits	15,554	21,318
Decrease in liabilities for future policy benefits	(1,184)	(2,054)
Amortization of deferred policy acquisition costs	19,632	22,485
Universal life and investment annuity contract interest	69,646	67,865
Other operating expenses	17,548	15,865

Total benefits and expenses	121,196	125,479

Earnings before Federal income taxes and cumulative effect of
change in accounting principle	31,877	38,222

Provision (benefit) for Federal income taxes:
Current	12,898	10,661
Deferred	(2,063)	2,363

Total Federal income taxes	10,835	13,024

Earnings before cumulative effect of change in
accounting principle	21,042	25,198
Cumulative effect of change in accounting principle,
net of $1,149 of Federal income taxes	-	2,134

Net earnings	$21,042	27,332

Basic Earnings Per Share:
Earnings before cumulative effect of change in accounting principle	$5.98	7.18
Cumulative effect of change in accounting principle	-	0.61

Net earnings	$5.98	7.79

Diluted Earnings Per Share:
Earnings before cumulative effect of change in accounting principle	$5.92	7.13
Cumulative effect of change in accounting principle	-	0.60

Net earnings	$5.92	7.73

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2002 and 2001

(Unaudited)
(In thousands)
	2002	2001

Net earnings	$8,808	16,232

Other comprehensive income (loss), net of effects of
deferred policy acquisition costs and taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	1,815	(806)
Reclassification adjustment for losses (gains) included in net earnings	5,631	(435)
Amortization of net unrealized losses
related to transferred securities	14	358
Unrealized losses on securities transferred during period
from held to maturity to available for sale	(946)	-

Net unrealized gains (losses) on securities	6,514	(883)

Foreign currency translation adjustments	(25)	(79)

Minimum pension liability adjustment	(273)	-

Other comprehensive income (loss)	6,216	(962)

Comprehensive income	$15,024	15,270

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2002 and 2001
(Unaudited)
(In thousands)
	2002	2001

Net earnings	$21,042	27,332

Other comprehensive income, net of effects of
deferred policy acquisition costs and taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(184)	10,293
Reclassification adjustment for losses (gains) included in net earnings	5,652	(756)
Amortization of net unrealized losses
related to transferred securities	24	773
Unrealized losses on securities transferred during period
from held to maturity to available for sale	(1,012)	-
Cumulative effect of change in accounting principle - transfers of securities from held to maturity to available for sale upon
adoption of Statement of Financial Accounting Standards No. 133	-	(5,148)

Net unrealized gains on securities	4,480	5,162

Foreign currency translation adjustments	7	226

Other comprehensive income	4,487	5,388

Comprehensive income	$25,529	32,720

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2002 and 2001
(Unaudited)
(In thousands)
	2002	2001

Common stock:
Balance at beginning of year	$3,515	3,504
Shares exercised under stock option plan	10	6

Balance at end of period	3,525	3,510

Additional paid-in capital:
Balance at beginning of year	25,921	25,174
Shares exercised under stock option plan	838	394

Balance at end of period	26,759	25,568

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on securities:
Balance at beginning of year	2,409	(11,282)
Change in unrealized gains (losses) during period	4,480	5,162

Balance at end of period	6,889	(6,120)

Foreign currency translation adjustments:
Balance at beginning of year	3,037	3,611
Change in translation adjustments during period	7	226

Balance at end of period	3,044	3,837

Minimum pension liability adjustment:
Balance at beginning of year	(1,312)	-
Change in minimum pension liability adjustment during period	-	-

Balance at end of period	(1,312)	-

Accumulated other comprehensive income (loss) at end of period	8,621	(2,283)

Retained earnings:
Balance at beginning of year	525,818	479,099
Net earnings	21,042	27,332

Balance at end of period	546,860	506,431

Total stockholders' equity	$585,765	533,226

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002 and 2001
(Unaudited)
(In thousands)
	2002	2001

Cash flows from operating activities:
Net earnings	$21,042	27,332
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and investment annuity contract interest	69,646	67,865
Surrender charges and other policy revenues	(14,711)	(17,002)
Realized (gains) losses on investments	8,406	(424)
Accretion and amortization of investment income	(2,864)	(2,604)
Depreciation and amortization	664	596
Decrease (increase) in value of index options	1,406	(4,728)
Increase in deferred policy acquisition costs	(16,991)	(3,866)
Decrease (increase) in accrued investment income	469	(994)
Decrease (increase) in other assets	878	(5,557)
Decrease in liabilities for future policy benefits	(1,184)	(2,054)
Increase in other policyholder liabilities	3,547	4,513
Increase (decrease) in Federal income tax liability	(6,418)	3,849
Increase in other liabilities	3,503	2,961
Cumulative effect of change in accounting
principle, before taxes	-	(3,283)
Other	(539)	(830)

Net cash provided by operating activities	66,854	65,774

Cash flows from investing activities:
Proceeds from sales of:
Securities available for sale	20,157	56,738
Other investments	9,099	14,704
Proceeds from maturities and redemptions of:
Securities held to maturity	108,392	37,504
Securities available for sale	35,155	22,206
Purchases of:
Securities held to maturity	(152,350)	(137,020)
Securities available for sale	(74,681)	(37,160)
Other investments	(14,738)	(9,989)
Principal payments on mortgage loans	16,041	10,177
Cost of mortgage loans acquired	(7,791)	(3,649)
Decrease in policy loans	2,699	3,155
Other	(412)	(352)

Net cash used in investing activities	(58,429)	(43,686)

	(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Six Months Ended June 30, 2002 and 2001
(Unaudited)
(In thousands)
	2002	2001

Cash flows from financing activities:
Deposits to account balances for universal life
and investment annuity contracts	$184,962	158,965
Return of account balances on universal life
and investment annuity contracts	(163,046)	(196,152)
Issuance of common stock under stock option plan	686	287

Net cash provided by (used in) financing activities	22,602	(36,900)

Effect of exchange rate changes on cash	(28)	-

Net increase (decrease) in cash and short-term investments	30,999	(14,812)
Cash and short-term investments at beginning of year	10,203	22,665

Cash and short-term investments at end of period	$41,202	7,853

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the six month period for:
Interest	$54	93
Income taxes	16,600	8,722

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of its operations and its cash flows for the three months and six months ended June 30, 2002 and 2001. The results of operations for the three months and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

(2)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The Company paid no cash dividends on common stock during the six months ended June 30, 2002 and 2001, as it follows a policy of retaining any earnings in order to finance the development of business and to meet regulatory requirements for capital.

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

(4)  SEGMENT AND OTHER OPERATING INFORMATION

Under Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas. A summary of segment information for the quarters ended June 30, 2002 and 2001 and for the three and six months there ended is provided below.
Selected Segment Information:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

June 30, 2002:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$69,125	87,009	257,352	-	413,486
Total segment assets	414,284	403,982	3,042,892	58,439	3,919,597
Future policy benefits	326,496	299,676	2,635,088	-	3,261,260
Other policyholder liabilities	9,662	10,952	21,588	-	42,202

Three Months Ended
June 30, 2002:
Condensed Income Statements:
Premiums and contract
revenues	$6,008	11,800	4,898	-	22,706
Net investment income	6,368	5,625	41,423	2,557	55,973
Other income	15	7	107	1,424	1,553

Total revenues	12,391	17,432	46,428	3,981	80,232

Policy benefits	3,573	3,147	546	-	7,266
Amortization of deferred
policy acquisition costs	2,845	2,134	4,432	-	9,411
Universal life and investment
annuity contract interest	2,352	4,161	26,160	-	32,673
Other operating expenses	2,999	2,234	2,414	1,352	8,999
Federal income taxes	225	1,984	4,464	903	7,576

Total expenses	11,994	13,660	38,016	2,255	65,925

Segment earnings	$397	3,772	8,412	1,726	14,307

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Six Months Ended
June 30, 2002:
Condensed Income Statements:
Premiums and contract
revenues	$11,712	22,619	9,533	-	43,864
Net investment income	12,510	11,159	87,469	3,133	114,271
Other income	27	13	420	2,884	3,344

Total revenues	24,249	33,791	97,422	6,017	161,479

Policy benefits	7,244	6,144	982	-	14,370
Amortization of deferred
policy acquisition costs	3,686	5,959	9,987	-	19,632
Universal life and investment
annuity contract interest	4,808	8,321	56,517	-	69,646
Other operating expenses	5,523	4,607	4,796	2,622	17,548
Federal income taxes	1,022	2,996	8,598	1,161	13,777

Total expenses	22,283	28,027	80,880	3,783	134,973

Segment earnings	$1,966	5,764	16,542	2,234	26,506

June 30, 2001:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$73,290	78,400	241,741	-	393,431
Total segment assets	407,508	400,586	2,874,327	52,644	3,735,065
Future policy benefits	321,016	300,195	2,526,281	-	3,147,492
Other policyholder liabilities	9,690	13,275	15,188	-	38,153

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
	(In thousands)

Six Months Ended
June 30, 2001:
Condensed Income Statements:
Premiums and contract
revenues	$11,624	22,284	12,659	-	46,567
Net investment income	12,829	11,272	87,167	2,953	114,221
Other income	11	12	91	2,375	2,489

Total revenues	24,464	33,568	99,917	5,328	163,277

Policy benefits	9,090	10,033	141	-	19,264
Amortization of deferred
policy acquisition costs	3,301	6,098	13,086	-	22,485
Universal life and investment
annuity contract interest	4,867	7,962	55,036	-	67,865
Other operating expenses	4,408	4,620	4,580	2,257	15,865
Federal income taxes	953	1,654	9,222	1,047	12,876

Total expenses	22,619	30,367	82,065	3,304	138,355

Segment earnings	$1,845	3,201	17,852	2,024	24,922

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below:
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$22,706	22,733	43,864	46,567
Net investment income	55,973	61,814	114,271	114,221
Other income	1,553	1,394	3,344	2,489
Realized gains (losses) on
investments	(8,460)	326	(8,406)	424

Total consolidated premiums and
other revenue	$71,772	86,267	153,073	163,701

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$7,576	8,280	13,777	12,876
Taxes (benefits) on realized gains
(losses) on investments	(2,961)	114	(2,942)	148
Taxes on cumulative effect of
change in accounting principle	-	-	-	1,149

Total consolidated Federal
income taxes	$4,615	8,394	10,835	14,173

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Net Earnings:
Total segment earnings	$14,307	16,020	26,506	24,922
Realized gains (losses) on
investments, net of taxes	(5,499)	212	(5,464)	276
Cumulative effect of change in
accounting principle, net of taxes	-	-	-	2,134

Total consolidated net earnings	$8,808	16,232	21,042	27,332

	June 30,
	2002	2001
	(In thousands)
Assets:
Total segment assets	$3,919,597	3,735,065
Other unallocated assets	11,383	19,452

Total consolidated assets	$3,930,980	3,754,517

(5)  CHANGE IN ACCOUNTING PRINCIPLES

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Derivatives must be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. The Company adopted the provisions of SFAS 133 as amended on January 1, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Insurance Operations - Domestic

The Company is currently licensed to do business in all states except for New York and New Hampshire. Products marketed are annuities, universal life insurance, and traditional life insurance, which includes both term and whole life products. The majority of domestic sales are the Company's annuities, which include single and flexible premium deferred annuities, single premium immediate annuities, and equity-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At June 30, 2002, the Company maintained approximately 100,000 annuity policies inforce.

National Western markets and distributes its domestic products primarily through independent marketing organizations (IMOs). These IMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 110 IMOs contracted who in turn have contracted over 4,600 independent agents with the Company. Roughly 27% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, and the Pacific Rim. Issuing policies to residents in countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At June 30, 2002, the Company had approximately 50,000 international life insurance policies inforce representing approximately $7.7 billion in face amount of coverage.

International applications are submitted by independent contractor broker-agents, many of whom have been submitting policy applications to National Western for 20 or more years. The Company has approximately 3,200 independent international agents currently contracted, over 45% of which have submitted policy applications to the Company in the past twelve months.

There are some inherent risks of accepting international applications which are not present within the domestic market that are reduced substantially by the Company in several ways. As previously described, the Company accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources. This targeted customer base coupled with National Western's conservative underwriting practices have historically resulted in claims experience similar to that in the United States. The Company minimizes exposure to foreign currency risks by requiring payment of premiums and claims in United States dollars. Finally, the Company's thirty-five years of experience with the international products and its longstanding independent broker-agent relationships further serve to minimize risks.

SALES

Life Insurance

The following table sets forth information regarding the Company's life insurance sales activity as measured by annualized first year premiums:
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
International:
Universal life	$3,896	2,941	8,545	5,512
Traditional life	369	189	883	398
Equity-indexed life	2,418	-	2,891	-
	6,683	3,130	12,319	5,910

Domestic:
Universal life	425	479	1,017	941
Traditional life	136	52	205	80
	561	531	1,222	1,021

Totals	$7,244	3,661	13,541	6,931

Life insurance sales as measured by annualized first year premiums increased 98% in the second quarter of 2002 as compared to the second quarter of 2001 with most of the sales increase occurring in the International product lines. During the first quarter of 2002, the Company developed for sale its first equity-indexed universal life (EIUL) insurance product. The EIUL product offers a stated death benefit with inside cash value accumulation based either upon a fixed interest rate or a rate of return indexed to the performance of the Standard & Poor's 500 Index.® The product accounted for approximately one-third of total life sales in the second quarter of 2002.

The growth in Domestic traditional life sales reflects the introduction of a new mortgage term life insurance product during 2002. A decreasing term life insurance product that includes multiple rider options for disability, critical illness, unemployment and return of premium benefits, the product has been slow in receiving approval for sale by the individual state departments of insurance. However, the Company has currently obtained approval for sale of the product in 38 states and anticipates additional sales growth from this niche product.

The following table sets forth information regarding the Company's life insurance in force for each date presented:
	Insurance In Force as of June 30,
	2002	2001
	($ In thousands)
Universal life:
Number of policies	85,810	84,380
Face amounts	$8,050,697	7,681,349

Traditional life:
Number of policies	63,910	67,570
Face amounts	$1,131,862	1,076,296

Equity-indexed life:
Number of policies	1,140	-
Face amounts	$218,006	-

Rider face amounts	$1,132,882	1,092,875

Total life insurance:
Number of policies	150,860	151,950
Face amounts	$10,533,447	9,850,520

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by collected premiums:
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)

Equity-indexed annuities	$12,185	13,109	21,712	23,751
Other deferred annuities	76,234	61,331	141,542	119,727
Immediate annuities	4,562	3,779	9,216	6,732

Total	$92,981	78,219	172,470	150,210

Annuity sales as measured by collected premium increased 19% in the second quarter of 2002 over the comparable period in 2001. The sales increase was primarily associated with the Company's core portfolio of fixed rate single premium deferred annuity (SPDA) products as the combination of poorly performing equity markets along with a low interest rate setting served to create a favorable environment for these products. The Company did introduce one new SPDA product in the second quarter of 2002 which did not contribute significantly to the sales increase due to the relatively short time period that it had been available for sale.

Sales of equity-indexed annuities have been at lower levels for several years given the volatility and poor performance of the stock market. However, because the Company does not offer variable products or mutual funds, these products provide a key equity-based alternative to the Company's fixed annuity products. The Company is currently working on a new equity-indexed annuity product design to be filed for state insurance department approval by the end of 2002.

The following table sets forth information regarding annuities in force for each date presented:
	Annuities In Force as of June 30,
	2002	2001
	($ In thousands)

Equity-indexed annuities
Number of policies	8,710	8,980
GAAP annuity reserves	$399,318	407,320

Other deferred annuities
Number of policies	78,060	79,850
GAAP annuity reserves	$1,993,354	1,858,558

Immediate annuities
Number of policies	13,250	14,010
GAAP annuity reserves	$239,293	257,606

Total annuities
Number of policies	100,020	102,840
GAAP annuity reserves	$2,631,965	2,523,484

RESULTS OF OPERATIONS

Consolidated Operations

A summary of operating results for the three months and six months ended June 30, 2002 and 2001 is provided below:
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands, except per share data)

Revenues:
Revenues, excluding realized
investment gains (losses)
and index options	$87,221	87,163	170,704	171,827
Index options	(6,989)	(1,222)	(9,225)	(8,550)
Realized gains (losses) on investments	(8,460)	326	(8,406)	424

Total revenues	$71,772	86,267	153,073	163,701

Earnings:
Earnings from operations	$14,307	16,020	26,506	24,922
Net realized gains (losses)
on investments	(5,499)	212	(5,464)	276
Cumulative effect of change in
accounting principle	-	-	-	2,134

Net earnings	$8,808	16,232	21,042	27,332

Basic Earnings Per Share:
Earnings from operations	$4.06	4.56	7.53	7.10
Net realized gains (losses)
on investments	(1.56)	0.06	(1.55)	0.08
Cumulative effect of change
in accounting principle	-	-	-	0.61

Net earnings	$2.50	4.62	5.98	7.79

Diluted Earnings Per Share:
Earnings from operations	$4.02	4.53	7.46	7.05
Net realized gains (losses)
on investments	(1.55)	0.06	(1.54)	0.08
Cumulative effect of change
in accounting principle	-	-	-	0.60

Net earnings	$2.47	4.59	5.92	7.73

Revenues: The following details revenues excluding index options and realized gains (losses) on investments:
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)

Universal life and annuity
product charges	$19,198	18,865	36,982	38,292
Traditional life premiums	3,508	3,868	6,882	8,275
Net investment income	62,962	63,036	123,496	122,771
Other revenue	1,553	1,394	3,344	2,489

Totals	$87,221	87,163	170,704	171,827

Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed policyholder account balances. During the course of 2001 and continuing into the first six months of 2002, the Company has seen improved retention of inforce policies which has contributed to higher operating earnings while decreasing revenues due to the lower level of surrender charges assessed against policyholder account balances. Surrender charge revenue was $6.1 million in the second quarter of 2002 versus $6.5 million in the second quarter of 2001. Surrender charge revenue was $11.4 million in the first six months of 2002 compared to $14.2 million in the same period of 2001.

Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. These are product lines the Company has been de-emphasizing in favor of interest sensitive products, particularly in its international life insurance operations. Thus far in 2002 traditional life premiums have been muted by increases in reinsurance premiums and translation losses associated with policies in Haiti which is the only international country where premiums and benefits may be paid in other than U.S. dollars. In addition, the Company has been taking efforts to work with policyholders in Argentina who have had difficulty in obtaining U.S. dollars with which to make premium payments given the economic conditions in that country.

A detail of net investment income, excluding index options, is provided below:
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)

Gross investment income:
Debt securities	$53,945	53,265	107,835	105,737
Mortgage loans	3,893	4,809	7,871	9,460
Policy loans	1,757	2,023	3,662	4,041
Other investment income	3,645	4,071	4,807	5,420

Total investment income	63,240	64,168	124,175	124,658
Investment expenses	278	1,132	679	1,887

Net investment income	$62,962	63,036	123,496	122,771

Net investable cash flow is primarily invested in investment grade debt securities. With the steady decline in interest rate levels that began in 2001, this has been even more the case as the market for mortgage loans fell below the Company's required yield levels for this type of investment and fewer policyholders opted to borrow againt their policy values. Mortgage loan investment income for the three and six months periods ended June 30, 2001 include $0.5 million of commitment fees which had previously been deferred.

Net investment income performance is summarized as follows:
	Six Months Ended June 30,
	2002	2001
	(In thousands, except percentages)

Net investment income,
excluding index options	$123,496	122,771
Average invested assets, at
amortized cost	$3,372,227	3,275,173
Annual yield on average
invested assets	7.32%	7.50%

Other revenue primarily pertains to the Company's other operations involving a nursing home which commenced operations in 2000. Revenues associated with this operation were $1.4 million and $1.3 million for the three months ended June 30, 2002 and 2001, respectively, and $2.9 million and $2.4 million for the six months ended June 30, 2002 and 2001, respectively.

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

The loss from index options in 2002 and 2001 has been due to declining stock market conditions, specifically the performance of the S&P 500 Index®. Index options are intended to act as hedges to match closely the returns on the S&P 500 Index®. With the decline in this index, the index option values likewise declined. While income from index options was lower, the contract interest expense for the Company's equity-indexed products was also substantially lower.

Realized Gains (Losses) on Investments The investment strategy followed is to generally hold securities to maturity unless economic conditions produce situations where it is to the Company's advantage to dispose of a security. Investment losses reported in prior annual reports have primarily pertained to write downs of certain holdings whose decline in value were considered to be other than temporary. During the second quarter of 2002, the Company determined that its holdings in WorldCom bonds of approximately $11 million met the impairment criteria and recorded a realized loss of $9.6 million to reflect these holdings at fair value as of June 30, 2002.

Benefits and Expenses: The following details benefits and expenses:
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)

Policy benefits	$7,266	8,670	14,370	19,264
Amortization of deferred policy
acquisition costs	9,411	10,513	19,632	22,485
Universal life and annuity
contract interest	32,673	34,814	69,646	67,865
Other operating expenses	8,999	7,644	17,548	15,865

Totals	$58,349	61,641	121,196	125,479

The Company has benefited from improved mortality experience in 2002 resulting in lower policy benefits. Death claims decreased from $6.9 million in the second quarter of 2001 to $5.0 million in the same quarter of 2002, and from $15.2 million in the first six months of 2001 to $10.2 million in the comparable period of 2002. The Company's mortality experience over the past five years has generally been consistent with its product pricing assumptions.

Life insurance companies are required to defer certain expenses associated with acquiring new business. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses. Recognition of these deferred policy acquisition costs in the financial statements is to occur over future periods in relation to the emergence of profits priced into the products sold. This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns. Companies are required to revisit these assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profits pattern is to be "unlocked" and reset based upon the actual experience. This has been particularly true in recent periods as the economic environment has caused expected investment returns to deviate from what was anticipated, thus impacting the expected profit emergence. The Company is required to evaluate its emergence of profits continually, and management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience.

The Company closely monitors its credited interest rates on interest sensitive policies, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. As market interest rates fluctuate, the Company's credited interest rates are often adjusted accordingly taking into consideration other factors as described above. Raising policy credited rates can typically have an impact sooner than higher market rates on the Company's investment portfolio yield, making it more difficult to maintain the current interest spread. The difference between yields earned over policy credited rates is often referred to as the interest spread.

Contract interest also includes the performance of the equity-index component of the Company's equity-indexed products. As previously noted, the recent market performance of these equity-index features reduced contract interest expenses while also reducing the Company's investment income given the hedge nature of the options purchased for these products. Excluding equity-indexed products, the Company's average credited rate on annuity products was approximately 5.4% and 5.6% in the first six months of 2002 and 2001, respectively. The average credited rate for interest sensitive life products approximated 5.5% in the first six months of both 2002 and 2001.

Other operating expenses consist of general administrative expenses, licenses and fees, and commissions not subject to deferral. As noted with Other Revenues, the Company commenced its nursing home operations in 2000 and these expenses are included in other operating expenses in the amount of $1.4 million and $1.2 million for the second quarters of 2002 and 2001, respectively, and $2.6 million and $2.3 million in the first six months of 2002 and 2001, respectively. Excluding nursing home operations expenses, other operating expenses that vary with the amount of new business have increased given higher levels of submitted policy applications.

Federal Income Taxes: Federal income taxes on earnings from continuing operations reflect effective tax rates of 34.0% and 34.1% for the first six months of 2002 and 2001, respectively, which are lower than the expected Federal rate of 35%. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the three months and six months ended June 30, 2002 and 2001 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes, and the cumulative effect of the change in accounting principle.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Three months ended:

June 30, 2002	$397	3,772	8,412	1,726	14,307

June 30, 2001	$1,258	2,273	10,868	1,621	16,020

Six months ended:

June 30, 2002	$1,966	5,764	16,542	2,234	26,506

June 30, 2001	$1,845	3,201	17,852	2,024	24,922

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below:
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$6,008	5,834	11,712	11,624
Net investment income	6,368	6,437	12,510	12,829
Other income	15	4	27	11

Total premiums and other revenue	12,391	12,275	24,249	24,464

Benefits and expenses:
Policy benefits	3,573	4,223	7,244	9,090
Amortization of deferred policy
acquisition costs	2,845	1,458	3,686	3,301
Universal life insurance contract
interest	2,352	2,427	4,808	4,867
Other operating expenses	2,999	2,260	5,523	4,408

Total benefits and expenses	11,769	10,368	21,261	21,666

Segment earnings before Federal
income taxes	622	1,907	2,988	2,798

Federal income taxes	225	649	1,022	953

Segment earnings	$397	1,258	1,966	1,845

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
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)

Universal life insurance revenues	$4,198	3,875	8,061	7,614
Traditional life insurance premiums	2,045	2,193	4,108	4,488
Reinsurance premiums	(235)	(234)	(457)	(478)

Totals	$6,008	5,834	11,712	11,624

The Company's U.S. operations have historically emphasized annuity product sales over life product sales. Consequently, domestic life revenues have been relatively flat or declining for several years. However, a refocus on domestic life business was identified as a focal point of the Company in 2001 which resulted in increased recruiting of new distribution and the development of new life insurance products. It is the Company's goal to significantly increase domestic life product sales and to continue to attract new sources of distribution.

Earnings in 2002 have been aided by favorable mortality experience. However, segment earnings have generally declined as the block of business has contracted. The face amount of domestic life insurance inforce has declined from $2.9 billion at June 30, 2001, and December 31, 2001 to $2.8 billion at June 30, 2002. Absent the growth rates targeted by management, the block of business will continue to contract due to the normal incidence of terminations from death or surrender with lower earnings resulting.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below:
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$11,800	11,046	22,619	22,284
Net investment income	5,625	5,643	11,159	11,272
Other income	7	6	13	12

Total premiums and other revenue	17,432	16,695	33,791	33,568

Benefits and expenses:
Policy benefits	3,147	4,423	6,144	10,033
Amortization of deferred policy
acquisition costs	2,134	2,866	5,959	6,098
Universal life insurance contract
interest	4,161	4,042	8,321	7,962
Other operating expenses	2,234	1,915	4,607	4,620

Total benefits and expenses	11,676	13,246	25,031	28,713

Segment earnings before Federal
income taxes	5,756	3,449	8,760	4,855

Federal income taxes	1,984	1,176	2,996	1,654

Segment earnings	$3,772	2,273	5,764	3,201

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below:
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)

Universal life insurance revenues	$12,572	11,250	24,198	21,934
Traditional life insurance premiums	1,617	1,618	3,074	4,075
Reinsurance premiums	(2,389)	(1,822)	(4,653)	(3,725)

Totals	$11,800	11,046	22,619	22,284

International operations have emphasized universal life policies over traditional life insurance products. Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with generally accepted accounting principles. Actual universal life premiums collected are detailed below:
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)

Universal life insurance:
First year and single premiums	$7,229	3,854	13,435	7,551
Renewal premiums	10,100	9,721	18,251	18,713

Totals	$17,329	13,575	31,686	26,264

The Company's international life operations have historically been a steady performer but 2002 brought tremendous growth with the addition of new contracted distribution which began to occur in the fourth quarter of 2001. This distribution was attracted to National Western by the Company's longstanding reputation of supporting its international life products and the instability of competing companies in this area. In addition, the Company released its first equity-indexed universal life product for international life operations early in 2002 which has been well received by its independent distribution. While the Company has enjoyed a move to higher sales levels in 2002, management believes further growth from 2002 sales levels will return to a steadier pattern in the next few years.

As the international life insurance inforce continues to grow, the Company anticipates operating earnings to similarly increase. The amount of international life insurance inforce has grown from $6.9 billion at June 30, 2001, to $7.1 billion at December 31, 2001 and $7.7 billion at June 30, 2002.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's annuities and investment contracts are available to international residents, such sales are currently small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below:
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$4,898	5,853	9,533	12,659
Net investment income	41,423	47,422	87,469	87,167
Other income	107	40	420	91

Total premiums and other revenue	46,428	53,315	97,422	99,917

Benefits and expenses:
Policy benefits	546	24	982	141
Amortization of deferred
policy acquisition costs	4,432	6,189	9,987	13,086
Annuity contract interest	26,160	28,345	56,517	55,036
Other operating expenses	2,414	2,273	4,796	4,580

Total benefits and expenses	33,552	36,831	72,282	72,843

Segment earnings before Federal
income taxes	12,876	16,484	25,140	27,074

Federal income taxes	4,464	5,616	8,598	9,222

Segment earnings	$8,412	10,868	16,542	17,852

Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)

Surrender charges	$3,522	4,328	6,669	9,790
Payout annuity and other revenues	1,364	1,512	2,840	2,842
Traditional annuity premiums	12	13	24	27

Totals	$4,898	5,853	9,533	12,659

As previously noted, the Company's earnings are dependent upon annuity contracts persisting or remaining in force. While revenues decline with a reduction in surrender charges, the Company's earnings benefit.

Index options are used to hedge the equity return component of the Company's equity-indexed annuity products with any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, reflected in net investment income. Excluding index option income or losses from investment income in the annuity segment results in net investment income totaling $48.4 million and $48.6 million in the three months ended June 30, 2002 and 2001, respectively. For the first six months, the comparable amounts were $96.7 million and $95.7 million in 2002 and 2001, respectively.

The Company unlocked its deferred policy acquisition cost amortization factors for changes in persistency of the annuity block of business in both 2000 and 2001 and for changes in investment earnings in 2001 and 2002. The changes in 2000 accelerated the amortization of deferred policy acquisition costs while the 2001 and 2002 unlocking adjusted the amortization stream back. The Company is required to periodically adjust these factors for actual experience that varies from assumptions. While management does not currently anticipate any significant impact from further unlocking in 2002, facts and circumstances may arise in the future which require that the factors be reexamined.

Annuity contract interest includes the equity component return associated with the Company's equity-indexed annuities. The detail of equity-index annuity contract interest compared to contract interest for all other annuities is as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)

Equity-indexed annuities	$(4,194)	(2,262)	(3,655)	(3,135)
All other annuities	30,354	30,607	60,172	58,171

Total contract interest	$26,160	28,345	56,517	55,036

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Nursing home operations generated $262,000 and $117,000 of operating earnings in the first six months of 2002 and 2001, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the prudent handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of June 30, 2002 and December 31, 2001. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.
	June 30,	December 31,
	2002	2001

Debt securities	88.7%	89.1%
Mortgage loans	5.2	5.6
Policy loans	2.7	2.9
Equity securities	0.4	0.4
Real estate	0.4	0.4
Index options	0.1	0.2
Other	2.5	1.4

Totals	100.0%	100.0%

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations (CMOs). As of June 30, 2002 and December 31, 2001 the Company's debt securities portfolio consisted of the following:
	June 30,	December 31,
	2002	2001

Corporate	51.4%	53.1%
Mortgage-backed securities	24.3	22.7
Public utilities	14.5	14.5
Asset-backed securities	7.2	7.1
Foreign governments	1.7	1.8
States & political subdivisions	0.7	0.7
U.S. government	0.2	0.1

Totals	100.0%	100.0%

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks.

This emphasis is reflected in the high average credit rating of the Company's portfolio. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's (S&P®), or other nationally recognized statistical rating organizations if securities were not rated by S&P®:
	June 30,	December 31,
	2002	2001

AAA and U.S. government	31.9%	30.8%
AA	6.7	6.9
A	27.7	28.5
BBB	28.6	29.8
BB and other below investment grade	5.1	4.0

Totals	100.0%	100.0%

National Western does not purchase below investment grade securities. Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities. During the second quarter of 2002, the Company's percentage of below investment grade securities increased due to issuer downgrades of WorldCom, Dynegy, Qwest and two CBO security issuers. Despite these downgrades, the Company's holdings of below investment grade securities is lower than industry averages and is a small percentage of total invested assets. These holdings are summarized below.
	Below Investment Grade Debt Securities
			Estimated	% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets
	(In thousands except percentages)

June 30, 2002	$179,806	156,362	153,689	4.5%

December 31, 2001	$132,689	119,960	118,709	3.6%

December 31, 2000	$113,018	82,764	75,700	2.6%

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

During the second quarter of 2002 an impairment writedown was recorded resulting in a realized loss of $9.6 million on WorldCom Holdings. In the second quarter of 2001 a writedown of $0.8 million relating to one security was recorded. The Company is closely monitoring its other below investment grade holdings. While losses are not currently anticipated based on the existing status and condition of these securities, continued credit deterioration of some securities is possible, which may result in further writedowns.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at June 30, 2002, approximately 31% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.
	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)
	(In thousands)
Securities held to maturity:
Debt securities	$2,185,633	2,090,062	95,571
Securities available for sale:
Debt securities	967,047	962,228	4,819
Equity securities	13,637	8,609	5,028

Totals	$3,166,317	3,060,899	105,418

In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company transferred debt securities totaling $11.0 million in the second quarter of 2002 from held to maturity to available for sale due to significant credit deterioration. Net unrealized losses of $0.9 million related to these transfers were recorded as a component of accumulated other comprehensive income. No such transfers were made in the second quarter of 2001. Proceeds from sales of securities available for sale totaled $13.0 million and $30.0 million which resulted in realized gains of $0.9 million and $0.7 million during the second quarter of 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, respectively, proceeds from sales of securities available for sale totaled $20.2 million and $56.7 million which resulted in realized gains of $0.8 million and $1.2 million.

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

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as many of these investments were acquired through mortgage loan foreclosures. The Company also participates in several real estate joint ventures and limited partnerships that invest primarily in income-producing retail properties. These investments have enhanced the Company's overall investment portfolio returns.

The Company held net investments in mortgage loans totaling $178.1 million and $186.3 million at June 30, 2002 and December 31, 2001, respectively. The diversification of the portfolio by geographic region and by property type was as follows:
	June 30,	December 31,
Geographic Region:	2002	2001

West South Central	53.0%	54.8%
Mountain	23.2	22.5
Pacific	11.5	11.1
South Atlantic	3.6	4.1
East South Central	4.0	3.9
Other	4.7	3.6

Totals	100.0%	100.0%

	June 30,	December 31,
Property Type:	2002	2001

Retail	59.4%	63.8%
Office	26.1	22.0
Hotel/Motel	5.8	6.5
Land/Lots	5.2	3.7
Apartment	1.1	0.8
Nursing homes	0.2	1.0
Other	2.2	2.2

Totals	100.0%	100.0%

The Company does not recognize interest income on loans past due three months or more. At June 30, 2002 and December 31, 2001, the Company had mortgage loan principal balances past due three months or more of $3.1 million and $3.0 million, respectively. The Company will at times restructure mortgage loans under certain conditions, which may involve changes in interest rates, payment terms, or other modifications. The Company had mortgage loan principal balances with restructured terms totaling $6.4 million and $7.5 million at June 30, 2002 and December 31, 2001, respectively. Interest income not recognized for past due and restructured loans totaled approximately $0.1 and $0.2 million for the three months ended June 30, 2002 and 2001, respectively.

As of June 30, 2002, the allowance for possible losses on mortgage loans was $1.4 million representing a reduction of $0.7 million from December 31, 2001. The allowance was adjusted as a result of an analysis of specific loans and management believes that the allowance for possible losses is adequate. While the Company closely manages its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

The Company's real estate investments totaled approximately $15.1 million and $15.2 million at June 30, 2002 and December 31, 2001, respectively, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of the Company. The Company recognized operating income on these properties of approximately $0.8 million and $0.3 million for the six months ended June 30, 2002 and 2001, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded no net realized investment gains or losses for the six months ended June 30, 2002 and 2001 associated with these properties.

Market Risk

Market risk is the risk of change in market values of financial instruments due to changes in interest rates, currency exchange rates, commodity prices, or equity prices. The most significant market risk exposure for National Western is interest rate risk. The fair values of fixed income debt securities correlate to external market interest rate conditions. Because interest rates are fixed on almost all of the Company's debt securities, market values typically increase when market interest rates decline, and decrease when market interest rates rise. However, market values may fluctuate for other reasons, such as changing economic conditions or increasing event-risk concerns.

The correlation between fair values and interest rates for debt securities is reflected in the tables below.
	June 30,	March 31,
	2002	2002
	(In thousands except percentages)

Debt securities - fair value	$3,152,680	3,065,711
Debt securities - amortized cost	$3,052,290	3,034,865
Fair value as a percentage of amortized cost	103.29%	101.02%
Unrealized gains at quarter-end	$100,390	30,846
Ten-year U.S. Treasury bond - increase (decrease)
in yield for the quarter	(0.6)%	0.3%

	Unrealized Gains (Losses)
	At	At	Unrealized
	June 30,	March 31,	Gains During
	2002	2002	Quarter
	(In thousands)

Debt securities held to maturity	$95,571	45,885	49,686
Debt securities available for sale	4,819	(15,039)	19,858

Totals	$100,390	30,846	69,544

Changes in interest rates typically have a significant impact on the fair values of the Company's debt securities. Market interest rates of the ten-year U.S. Treasury bond during the quarter decreased approximately 60 basis points from March 31, 2002. The magnitude and direction of this change in interest rate level caused an unrealized gain of $69.5 million on a portfolio of approximately $3.1 billion. The Company would expect similar results in the future from any significant upward or downward movement in market rates. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's balance sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2001, for its interest rate-sensitive assets and liabilities. Based on the recent change in market conditions in the second quarter of 2002, the changes in market values of the Company's debt securities were reasonable given the expected range of results of this analysis.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and revenues, investment income, and investment maturities are the primary sources of funds while investment purchases, policy benefits, and operating expenses are the primary uses of funds. Although the Company historically has not been put in the position of liquidating invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs.

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

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $66.9 million and $65.8 million for the six months ended June 30, 2002 and 2001, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $143.5 million and $59.7 million for the six months ended June 30, 2002 and 2001, respectively. The Company expects cash flows from these sources in the remainder of 2002 at levels consistent with the past year.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 2002.

CHANGE IN ACCOUNTING PRINCIPLE AND CRITICAL ACCOUNTING POLICIES

Change in Accounting Principle

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

Disclosure Matters

The events of 2001 called into question company activities and transactions which are not regularly disclosed in an SEC registrant's Annual Report and are not readily apparent from the financial statements. These include the use of unconsolidated entities, off-balance sheet arrangements and other transactions not conducted at arm's-length. The Company's consolidated financial statements include all subsidiaries and related operations and the Company does not utilize relationships with unconsolidated entities that facilitate the transfer of or access to assets such as "structured finance" or "special purpose" entities. Accordingly, the Company does not rely on off-balance sheet arrangements for financing, liquidity, or market or credit risk support which would expose the Company to liabilities not reflected on the face of its consolidated financial statements.

Sarbanes-Oxley Act

In late July 2002, the U.S. Congress passed the "Public Company Reform and Investor Protection Act of 2002," more commonly referred to as the Sarbanes-Oxley Act. The legislation was in response to irregular and fraudulent financial reporting incidents involving high profile public companies. While further definition of the requirements of the Sarbanes-Oxley Act are forthcoming, several provisions of the Act were effective immediately for public companies. One such provision (Section 906) requires SEC registrants filing their second quarter report on Form 10-Q to submit at the same time a specified certification signed by the Company's Chief Executive Officer and Chief Financial Officer certifying that the Company's financial statements included in Form 10-Q comply with the Securities Exchange Act of 1934 and fairly present the Company's financial condition and results of operations. The Company has filed such a certification with the SEC concurrent with the filing of this Form 10-Q.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 21, 2002, the stockholders voted upon the following matters at the annual stockholders meeting:

(a) The election of Class A directors to serve one-year terms. The results of the voting were as follows:
	For	Against

Robert L. Moody	2,999,709	46,311
Arthur O. Dummer	3,015,477	28,543
Harry L. Edwards	3,015,477	28,543
E.J. Pederson	3,015,477	28,543

(b) The election of Class B directors to serve one-year terms. The results of the voting were as follows:
	For	Against

E. Douglas McLeod	200,000	-
Charles D. Milos	200,000	-
Frances A. Moody	200,000	-
Ross R. Moody	200,000	-
Russell S. Moody	200,000	-
Louis E. Pauls, Jr.	200,000	-
	200,000	-

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
Exhibit 11	-	Computation of Earnings Per Share (filed on pages __ and __ of this report).

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: August 13, 2002	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: August 13, 2002	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President -
Chief Financial & Administrative Officer,
and Treasurer
(Principal Financial Officer)

Date: August 13, 2002	/S/ Larry E. Carson
Larry E. Carson
Assistant Vice President -
Assistant Controller
(Principal Accounting Officer)