Form 10-Q
period 2002-09-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2002-11-14
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Yes [ X ] No [ ]

As of November 12, 2002, the number of shares of Registrant's common stock outstanding was: Class A - 3,324,937 and Class B - 200,000.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
INDEX

Part I. Financial Information:	Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
September 30, 2002 (Unaudited) and December 31, 2001

Condensed Consolidated Statements of Earnings
For the Three Months Ended September 30, 2002 and 2001 (Unaudited)

Condensed Consolidated Statements of Earnings
For the Nine Months Ended September 30, 2002 and 2001 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2002 and 2001 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Nine Months Ended September 30, 2002 and 2001 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2002 and 2001 (Unaudited)

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2002 and 2001 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Evaluation of Disclosure Controls and Procedures

Part II. Other Information:

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signatures

Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	(Unaudited)
	September 30,	December 31,
ASSETS	2002	2001

Cash and investments:
Securities held to maturity, at amortized cost	$2,146,792	2,059,146
Securities available for sale, at fair value	987,214	925,975
Mortgage loans, net of allowances for possible
losses ($1,223 and $2,115)	174,716	186,278
Policy loans	93,552	97,019
Index options	1,585	6,288
Other long-term investments	61,353	51,272
Cash and short-term investments	52,565	10,203

Total cash and investments	3,517,777	3,336,181

Deferred policy acquisition costs	429,335	401,380
Accrued investment income	47,918	49,537
Federal income tax receivable	3,044	1,284
Other assets	21,906	21,090

	$4,019,980	3,809,472

Note: The condensed consolidated balance sheet at December 31, 2001, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	(Unaudited)
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2002	2001

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$145,017	146,891
Universal life and investment annuity contracts	3,201,464	3,039,056
Other policyholder liabilities	41,817	38,655
Federal income tax liability:
Current	-	3,581
Deferred	5,600	263
Other liabilities	27,144	21,638

Total liabilities	3,421,042	3,250,084

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,324,937 and
3,314,947 shares issued and outstanding in 2002 and 2001	3,325	3,315
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2002 and 2001	200	200
Additional paid-in capital	26,759	25,921
Accumulated other comprehensive income	9,979	4,134
Retained earnings	558,675	525,818

Total stockholders' equity	598,938	559,388

	$4,019,980	3,809,472

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2002 and 2001
(Unaudited)
(In thousands, except per share amounts)
	2002	2001

Premiums and other revenue:
Life and annuity premiums	$3,550	3,876
Universal life and investment annuity contract revenues	19,341	18,911
Net investment income	60,272	55,209
Other income	1,608	2,056
Realized losses on investments	(1,538)	(12,106)

Total premiums and other revenue	83,233	67,946

Benefits and expenses:
Life and other policy benefits	10,073	7,698
Decrease in liabilities for future policy benefits	(625)	(691)
Amortization of deferred policy acquisition costs	9,340	11,952
Universal life and investment annuity contract interest	37,721	35,207
Other operating expenses	8,822	8,334

Total benefits and expenses	65,331	62,500

Earnings before Federal income taxes	17,902	5,446

Provision (benefit) for Federal income taxes:
Current	1,834	6,925
Deferred	4,253	(5,102)

Total Federal income taxes	6,087	1,823

Net earnings	$11,815	3,623

Basic Earnings Per Share:
Net earnings	$3.35	1.03

Diluted Earnings Per Share:
Net earnings	$3.33	1.02

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)
(In thousands, except per share amounts)
	2002	2001

Premiums and other revenue:
Life and annuity premiums	$10,432	12,151
Universal life and investment annuity contract revenues	56,323	57,203
Net investment income	174,543	169,430
Other income	4,952	4,545
Realized losses on investments	(9,944)	(11,682)

Total premiums and other revenue	236,306	231,647

Benefits and expenses:
Life and other policy benefits	25,627	29,016
Decrease in liabilities for future policy benefits	(1,809)	(2,745)
Amortization of deferred policy acquisition costs	28,972	34,437
Universal life and investment annuity contract interest	107,367	103,072
Other operating expenses	26,370	24,199

Total benefits and expenses	186,527	187,979

Earnings before Federal income taxes and cumulative effect of
change in accounting principle	49,779	43,668

Provision (benefit) for Federal income taxes:
Current	14,732	17,586
Deferred	2,190	(2,739)

Total Federal income taxes	16,922	14,847

Earnings before cumulative effect of change in
accounting principle	32,857	28,821
Cumulative effect of change in accounting principle,
net of $1,149 of Federal income taxes	-	2,134

Net earnings	$32,857	30,955

Basic Earnings Per Share:
Earnings before cumulative effect of change in accounting principle	$9.33	8.21
Cumulative effect of change in accounting principle	-	.61

Net earnings	$9.33	8.82

Diluted Earnings Per Share:
Earnings before cumulative effect of change in accounting principle	$9.25	8.15
Cumulative effect of change in accounting principle	-	0.60

Net earnings	$9.25	8.75

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2002 and 2001

(Unaudited)
(In thousands)
	2002	2001

Net earnings	$11,815	3,623

Other comprehensive income, net of effects of
deferred policy acquisition costs and taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	390	6,149
Reclassification adjustment for losses included in net earnings	228	5,529
Amortization of net unrealized losses
related to transferred securities	59	141
Unrealized losses on securities transferred during period
from held to maturity to available for sale	-	-

Net unrealized gains on securities	677	11,819

Foreign currency translation adjustments	681	40

Other comprehensive income	1,358	11,859

Comprehensive income	$13,173	15,482

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)
(In thousands)
	2002	2001

Net earnings	$32,857	30,955

Other comprehensive income, net of effects of
deferred policy acquisition costs and taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	206	16,442
Reclassification adjustment for losses included in net earnings	5,880	4,773
Amortization of net unrealized losses
related to transferred securities	83	914
Unrealized losses on securities transferred during period
from held to maturity to available for sale	(1,012)	-
Cumulative effect of change in accounting principle - transfers of securities from held to maturity to available for sale upon
adoption of Statement of Financial Accounting Standards No. 133	-	(5,148)

Net unrealized gains on securities	5,157	16,981

Foreign currency translation adjustments	688	266

Other comprehensive income	5,845	17,247

Comprehensive income	$38,702	48,202

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)
(In thousands)
	2002	2001

Common stock:
Balance at beginning of year	$3,515	3,504
Shares exercised under stock option plan	10	11

Balance at end of period	3,525	3,515

Additional paid-in capital:
Balance at beginning of year	25,921	25,174
Shares exercised under stock option plan	838	747

Balance at end of period	26,759	25,921

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on securities:
Balance at beginning of year	2,409	(11,282)
Change in unrealized gains (losses) during period	5,157	16,981

Balance at end of period	7,566	5,699

Foreign currency translation adjustments:
Balance at beginning of year	3,037	3,611
Change in translation adjustments during period	688	266

Balance at end of period	3,725	3,877

Minimum pension liability adjustment:
Balance at beginning of year	(1,312)	-
Change in minimum pension liability adjustment during period	-	-

Balance at end of period	(1,312)	-

Accumulated other comprehensive income at end of period	9,979	9,576

Retained earnings:
Balance at beginning of year	525,818	479,099
Net earnings	32,857	30,955

Balance at end of period	558,675	510,054

Total stockholders' equity	$598,938	549,066

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)
(In thousands)
	2002	2001

Cash flows from operating activities:
Net earnings	$32,857	30,955
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and investment annuity contract interest	107,367	103,072
Surrender charges and other policy revenues	(21,893)	(25,203)
Realized losses on investments	9,944	11,682
Accretion and amortization of investment income	(5,800)	(5,586)
Depreciation and amortization	1,009	921
Decrease (increase) in value of index options	1,439	(4,321)
Increase in deferred policy acquisition costs	(33,042)	(5,004)
Decrease in accrued investment income	1,619	1,766
Increase in other assets	(859)	(3,106)
Decrease in liabilities for future policy benefits	(1,809)	(2,745)
Increase in other policyholder liabilities	3,162	5,594
Increase (decrease) in Federal income tax liability	(2,889)	6,431
Increase in other liabilities	5,506	2,019
Cumulative effect of change in accounting
principle, before taxes	-	(3,283)
Other	3,199	(1,517)

Net cash provided by operating activities	99,810	111,675

Cash flows from investing activities:
Proceeds from sales of:
Securities available for sale	31,445	66,991
Other investments	12,833	21,248
Proceeds from maturities and redemptions of:
Securities held to maturity	166,616	47,607
Securities available for sale	41,610	40,267
Purchases of:
Securities held to maturity	(269,939)	(163,956)
Securities available for sale	(108,507)	(77,578)
Other investments	(17,702)	(24,049)
Principal payments on mortgage loans	21,291	15,181
Cost of mortgage loans acquired	(12,165)	(3,706)
Decrease in policy loans	3,467	6,912
Other	(1,604)	(534)

Net cash used in investing activities	(132,655)	(71,617)

	(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)
(In thousands)
	2002	2001

Cash flows from financing activities:
Deposits to account balances for universal life
and investment annuity contracts	$316,011	236,066
Return of account balances on universal life
and investment annuity contracts	(241,461)	(281,499)
Issuance of common stock under stock option plan	686	547

Net cash provided by (used in) financing activities	75,236	(44,886)

Effect of exchange rate changes on cash	(29)	-

Net increase (decrease) in cash and short-term investments	42,362	(4,828)
Cash and short-term investments at beginning of year	10,203	22,665

Cash and short-term investments at end of period	$52,565	17,837

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the nine month period for:
Interest	$79	111
Income taxes	$19,200	8,722

Noncash investing activities:
Foreclosed mortgage loans	$2,531	-
See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of its operations and its cash flows for the three months and nine months ended September 30, 2002 and 2001. The results of operations for the three months and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 financial statement presentation.

(2)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The Company paid no cash dividends on common stock during the nine months ended September 30, 2002 and 2001, as it follows a policy of retaining any earnings in order to finance the development of business and to meet regulatory requirements for capital.

(3)  EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options. As of September 30, 2002 and 2001, the number of basic shares totaled 3,521 and 3,509, respectively. Diluted shares totaled 3,554 and 3,537 for the period ended September 30, 2002 and 2001, respectively. Refer to Exhibit 11 of this report for further information concerning the computation of earnings per share.

(4)  SEGMENT AND OTHER OPERATING INFORMATION

Under Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas. A summary of segment information for the quarters ended September 30, 2002 and 2001 and for the three and nine months there ended is provided below.
Selected Segment Information:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

September 30, 2002:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$68,806	93,825	266,704	-	429,335
Total segment assets	411,609	419,450	3,113,715	62,704	4,007,478
Future policy benefits	326,320	307,817	2,712,344	-	3,346,481
Other policyholder liabilities	10,029	10,654	21,134	-	41,817

Three Months Ended
September 30, 2002:
Condensed Income Statements:
Premiums and contract
revenues	$5,563	12,543	4,785	-	22,891
Net investment income	6,256	5,614	47,785	617	60,272
Other income	(13)	12	57	1,552	1,608

Total revenues	11,806	18,169	52,627	2,169	84,771

Policy benefits	4,572	4,934	(58)	-	9,448
Amortization of deferred
policy acquisition costs	1,233	3,039	5,068	-	9,340
Universal life and investment
annuity contract interest	2,443	3,940	31,338	-	37,721
Other operating expenses	2,724	2,206	2,499	1,393	8,822
Federal income taxes	283	1,381	4,698	263	6,625

Total expenses	11,255	15,500	43,545	1,656	71,956

Segment earnings	$551	2,669	9,082	513	12,815

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Nine Months Ended
September 30, 2002:
Condensed Income Statements:
Premiums and contract
revenues	$17,275	35,162	14,318	-	66,755
Net investment income	18,766	16,773	135,254	3,750	174,543
Other income	14	25	477	4,436	4,952

Total revenues	36,055	51,960	150,049	8,186	246,250

Policy benefits	11,816	11,078	924	-	23,818
Amortization of deferred
policy acquisition costs	4,919	8,998	15,055	-	28,972
Universal life and investment
annuity contract interest	7,251	12,261	87,855	-	107,367
Other operating expenses	8,247	6,813	7,295	4,015	26,370
Federal income taxes	1,305	4,377	13,296	1,424	20,402

Total expenses	33,538	43,527	124,425	5,439	206,929

Segment earnings	$2,517	8,433	25,624	2,747	39,321

September 30, 2001:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$70,790	78,190	226,172	-	375,152
Total segment assets	409,299	404,260	2,908,182	56,502	3,778,243
Future policy benefits	320,898	303,126	2,541,173	-	3,165,197
Other policyholder liabilities	10,112	11,548	17,574	-	39,234

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
	(In thousands)
Nine Months Ended
September 30, 2001:
Condensed Income Statements:
Premiums and contract
revenues	$17,494	33,183	18,677	-	69,354
Net investment income	19,339	17,025	129,992	3,074	169,430
Other income	18	19	238	4,270	4,545

Total revenues	36,851	50,227	148,907	7,344	243,329

Policy benefits	12,762	12,912	597	-	26,271
Amortization of deferred
policy acquisition costs	4,914	8,886	20,637	-	34,437
Universal life and investment
annuity contract interest	7,313	11,936	83,823	-	103,072
Other operating expenses	7,031	6,549	7,172	3,447	24,199
Federal income taxes	1,653	3,402	12,548	1,333	18,936

Total expenses	33,673	43,685	124,777	4,780	206,915

Segment earnings	$3,178	6,542	24,130	2,564	36,414

Reconciliation of segment information to the Company's condensed consolidated financial statements are provided below:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$22,891	22,787	66,755	69,354
Net investment income	60,272	55,209	174,543	169,430
Other income	1,608	2,056	4,952	4,545
Realized losses on
investments	(1,538)	(12,106)	(9,944)	(11,682)

Total consolidated premiums and
other revenue	$83,233	67,946	236,306	231,647

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$6,625	6,060	20,402	18,936
Tax benefit on realized
losses on investments	(538)	(4,237)	(3,480)	(4,089)
Taxes on cumulative effect of
change in accounting principle	-	-	-	1,149

Total consolidated Federal
income taxes	$6,087	1,823	16,922	15,996
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Net Earnings:
Total segment earnings	$12,815	11,492	39,321	36,414
Realized losses on
investments, net of taxes	(1,000)	(7,869)	(6,464)	(7,593)
Cumulative effect of change in
accounting principle, net of taxes	-	-	-	2,134

Total consolidated net earnings	$11,815	3,623	32,857	30,955

	September 30,
	2002	2001
	(In thousands)
Assets:
Total segment assets	$4,007,478	3,778,243
Other unallocated assets	12,502	20,179

Total consolidated assets	$4,019,980	3,798,422

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the financial condition and results of operations of National Western Life Insurance Company should be read in conjunction with the condensed consolidated financial statements and related notes.

OVERVIEW

Insurance Operations - Domestic

The Company is currently licensed to do business in all states except for New York and New Hampshire. Products marketed are annuities, universal life insurance, and traditional life insurance, which includes both term and whole life products. The majority of domestic sales are the Company's annuities, which include single and flexible premium deferred annuities, single premium immediate annuities, and equity-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At September 30, 2002, the Company maintained approximately 100,000 annuity policies in force.

National Western markets and distributes its domestic products primarily through independent marketing organizations (IMOs). These IMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 85 IMOs contracted who in turn have contracted over 4,700 independent agents with the Company. Roughly 30% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, and the Pacific Rim. Issuing policies to residents in countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At September 30, 2002, the Company had approximately 52,000 international life insurance policies inforce representing approximately $8.2 billion in face amount of coverage.

International applications are submitted by independent contractor brokers, many of whom have been submitting policy applications to National Western for 20 or more years. The Company has approximately 3,700 independent international brokers currently contracted, over 46% of which have submitted policy applications to the Company in the past twelve months.

There are some inherent risks of accepting international applications which are not present within the domestic market that are reduced substantially by the Company in several ways. As previously described, the Company accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources. This targeted customer base coupled with National Western's conservative underwriting practices have historically resulted in claims experience similar to that in the United States. The Company minimizes exposure to foreign currency risks by requiring payment of premiums and claims in United States dollars. Finally, the Company's nearly forty years of experience with the international products and its longstanding independent broker relationships further serve to minimize risks.

SALES

Life Insurance

The following table sets forth information regarding the Company's life insurance sales activity as measured by annualized first year premiums:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
International:
Universal life	$4,712	2,925	13,256	8,438
Traditional life	539	246	1,422	644
Equity-indexed life	3,194	-	6,085	-
	8,445	3,171	20,763	9,082
Domestic:
Universal life	335	557	1,350	1,498
Traditional life	106	57	312	137
	441	614	1,662	1,635

Totals	$8,886	3,785	22,425	10,717

Life insurance sales as measured by annualized first year premiums increased 135% in the third quarter of 2002 as compared to the third quarter of 2001 with most of the sales increase occurring in the International product lines. During the first quarter of 2002, the Company developed for sale its first equity-indexed universal life (EIUL) insurance product. The EIUL product offers a stated death benefit with inside cash value accumulation based either upon a fixed interest rate or a rate of return indexed to the performance of the Standard & Poor's 500 Index®. The product accounted for approximately 36% of total life sales in the third quarter of 2002.

The growth in Domestic traditional life sales reflects the introduction of a new mortgage term life insurance product during 2002. A decreasing term life insurance product that includes multiple rider options for disability, critical illness, unemployment and return of premium benefits, the product has been slow in receiving approval for sale by the individual state departments of insurance. However, the Company has currently obtained approval for sale of the product in approximately 40 states and anticipates additional sales growth from this niche product.

The following table sets forth information regarding the Company's life insurance in force for each date presented:

	Insurance In Force as of September 30,
	2002	2001
	($ In thousands)
Universal life:
Number of policies	86,650	84,560
Face amounts	$8,206,325	7,761,487

Traditional life:
Number of policies	63,210	66,510
Face amounts	$1,209,128	1,060,755

Equity-indexed life:
Number of policies	2,300	-
Face amounts	$449,378	-

Rider face amounts	$1,186,353	1,094,626

Total life insurance:
Number of policies	152,160	151,070
Face amounts	$11,051,184	9,916,868

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by collected premiums:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)

Equity-indexed annuities	$13,426	11,574	35,138	35,325
Other deferred annuities	103,596	55,324	245,138	175,051
Immediate annuities	5,644	5,476	14,860	12,208

Total	$122,666	72,374	295,136	222,584

Annuity sales as measured by collected premium increased 69% in the third quarter of 2002 over the comparable period in 2001. The sales increase was primarily associated with the Company's core portfolio of fixed rate single premium deferred annuity (SPDA) products as the combination of poorly performing equity markets along with a low interest rate setting served to create a favorable environment for these products.

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

The following table sets forth information regarding annuities in force for each date presented:
	Annuities In Force as of September 30,
	2002	2001
	($ In thousands)

Equity-indexed annuities
Number of policies	8,720	8,910
GAAP annuity reserves	$401,237	406,020

Other deferred annuities
Number of policies	78,680	78,880
GAAP annuity reserves	$2,073,819	1,880,597

Immediate annuities
Number of policies	13,030	13,930
GAAP annuity reserves	$236,195	253,786

Total annuities
Number of policies	100,430	101,720
GAAP annuity reserves	$2,711,251	2,540,403

RESULTS OF OPERATIONS

Consolidated Operations

A summary of operating results for the three months and nine months ended September 30, 2002 and 2001 is provided below:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share data)

Revenues:
Revenues, excluding realized
investment losses
and index options	$87,961	86,386	258,665	258,213
Index options	(3,190)	(6,334)	(12,415)	(14,884)
Realized losses on investments	(1,538)	(12,106)	(9,944)	(11,682)

Total revenues	$83,233	67,946	236,306	231,647

Earnings:
Earnings from operations	$12,815	11,492	39,321	36,414
Net realized losses
on investments	(1,000)	(7,869)	(6,464)	(7,593)
Cumulative effect of change in
accounting principle	-	-	-	2,134

Net earnings	$11,815	3,623	32,857	30,955

Basic Earnings Per Share:
Earnings from operations	$3.64	3.27	11.17	10.37
Net realized losses
on investments	(0.29)	(2.24)	(1.84)	(2.16)
Cumulative effect of change
in accounting principle	-	-	-	0.61

Net earnings	$3.35	1.03	9.33	8.82

Diluted Earnings Per Share:
Earnings from operations	$3.61	3.24	11.07	10.29
Net realized losses
on investments	(0.28)	(2.22)	(1.82)	(2.14)
Cumulative effect of change
in accounting principle	-	-	-	0.60

Net earnings	$3.33	1.02	9.25	8.75

Revenues: The following details revenues excluding index options and realized losses on investments:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)

Universal life and annuity
product charges	$19,341	18,911	56,323	57,203
Traditional life premiums	3,550	3,876	10,432	12,151
Net investment income	63,462	61,543	186,958	184,314
Other revenue	1,608	2,056	4,952	4,545

Totals	$87,961	86,386	258,665	258,213

Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances. During the course of 2001 and continuing into the first nine months of 2002, the Company has seen improved retention of in force policies which has contributed to higher operating earnings while decreasing revenues due to the lower level of surrender charges assessed against policyholder account balances. Surrender charge revenue was $5.9 million in the third quarter of 2002 versus $6.7 million in the third quarter of 2001. Surrender charge revenue was $17.3 million in the first nine months of 2002 compared to $20.9 million in the same period of 2001.

Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. These are product lines the Company has been de-emphasizing in favor of interest sensitive products, particularly in its international life insurance operations. Thus far in 2002, traditional life premiums have been muted by increases in reinsurance premiums and translation losses associated with policies in Haiti which is the only international country where premiums and benefits may be paid in other than U.S. dollars. In addition, the Company has been taking efforts to work with policyholders in Argentina who have had difficulty in obtaining U.S. dollars with which to make premium payments given the economic conditions in that country.

A detail of net investment income, excluding index options, is provided below:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)

Gross investment income:
Debt securities	$56,123	54,574	163,958	160,311
Mortgage loans	4,086	4,228	11,957	13,688
Policy loans	1,831	1,821	5,493	5,862
Other investment income	1,853	1,264	6,660	6,684

Total investment income	63,893	61,887	188,068	186,545
Investment expenses	431	344	1,110	2,231

Net investment income	$63,462	61,543	186,958	184,314

Net investable cash flow is primarily invested in investment grade debt securities. Included in investment income for the third quarter of 2002 is approximately $2.0 million of amortization income resulting from adjustments in prepayment assumptions on mortgage-backed securities. The adjustments are due to the continued declines in interest rates that result in increased prepayments. A similar adjustment was recorded in the third quarter of 2001 which increased income amortization by $1.5 million.

Other investment income included a gain of approximately $0.3 million during the third quarter of 2002 relating to the sale of a joint venture asset.

Net investment income performance is summarized as follows:
	Nine Months Ended September 30,
	2002	2001
	(In thousands, except percentages)

Net investment income,
excluding index options	$186,958	184,314
Average invested assets, at
amortized cost	$3,445,830	3,438,608
Annual yield on average
invested assets	7.23%	7.37%

The decline in yield on average invested assets in 2002 from the 2001 yield is attributable to the Company's increase in cash flow which is primarily invested in debt securities. With yields on new debt securities below 7% throughout 2002 the Company's overall investment yield has been steadily declining.

Other revenue primarily pertains to the Company's other operations involving a nursing home which commenced operations in 2000. Revenues associated with this operation were $1.6 million and $1.2 million for the three months ended September 30, 2002 and 2001, respectively, and $4.4 million and $3.6 million for the nine months ended September 30, 2002 and 2001, respectively.

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

Realized Losses on Investments The investment strategy followed by the Company is to generally hold securities to maturity unless economic conditions produce situations where it is to the Company's advantage to dispose of a security. Investment losses reported in recent reports have primarily pertained to write downs of certain holdings whose decline in value were considered to be other than temporary. During the second quarter of 2002, the Company determined that its holdings in WorldCom bonds of approximately $11 million met the impairment criteria and recorded a realized loss of $9.6 million to reflect these holdings at fair value as of June 30, 2002. During the quarter ended September 30, 2002 an impairment loss was recognized in the amount of $0.3 million relating to a collaterialized bond obligation. Twelve million dollars in impairment writedowns were reflected for the quarter ended September 30, 2001.

Benefits and Expenses: The following details benefits and expenses:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)

Policy benefits	$9,448	7,007	23,818	26,271
Amortization of deferred policy
acquisition costs	9,340	11,952	28,972	34,437
Universal life and annuity
contract interest	37,721	35,207	107,367	103,072
Other operating expenses	8,822	8,334	26,370	24,199

Totals	$65,331	62,500	186,527	187,979

The Company has benefited from improved mortality experience in 2002 resulting in lower policy benefits. Although death claims increased from $4.5 million in the third quarter of 2001 to $7.4 million in the same quarter of 2002, they have declined from $19.7 million in the first nine months of 2001 to $17.6 million in the comparable period of 2002. The Company's mortality experience over the past five years has generally been consistent with its product pricing assumptions.

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

The Company closely monitors its credited interest rates on interest sensitive policies, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. As market interest rates fluctuate, the Company's credited interest rates are often adjusted accordingly taking into consideration other factors as described above. The difference between yields earned over policy credited rates is often referred to as the interest spread. During 2002, the Company has reduced crediting rates on its products to match the decline in investment yields and thereby maintain its targeted interest spread margin.

Contract interest also includes the performance of the equity-index component of the Company's equity-indexed products. As previously noted, the recent market performance of these equity-index features reduced contract interest expenses while also reducing the Company's investment income given the hedge nature of the options purchased for these products. Excluding equity-indexed products, the Company's average credited rate on annuity products was approximately 5.5% in the first nine months of both 2002 and 2001. The average credited rate for interest sensitive life products approximated 5.4% and 5.5% in the first nine months of 2002 and 2001, respectively.

Other operating expenses consist of general administrative expenses, licenses and fees, and commissions not subject to deferral. As noted with Other Revenues, the Company commenced its nursing home operations in 2000 and these expenses are included in other operating expenses in the amount of $1.4 million and $1.2 million for the third quarters of 2002 and 2001, respectively, and $4.0 million and $3.4 million in the first nine months of 2002 and 2001, respectively. Excluding nursing home operations expenses, other operating expenses that vary with the amount of new business have increased given higher levels of submitted policy applications.

Federal Income Taxes: Federal income taxes on earnings from continuing operations reflect effective tax rates of 34.0% and 33.5% for the first nine months of 2002 and 2001, respectively, which are lower than the expected Federal rate of 35%. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the three months and nine months ended September 30, 2002 and 2001 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes, and the cumulative effect of the change in accounting principle.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Three months ended:

September 30, 2002	$551	2,669	9,082	513	12,815

September 30, 2001	$1,333	3,341	6,278	540	11,492

Nine months ended:

September 30, 2002	$2,517	8,433	25,624	2,747	39,321

September 30, 2001	$3,178	6,542	24,130	2,564	36,414

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$5,563	5,870	17,275	17,494
Net investment income	6,256	6,510	18,766	19,339
Other income	(13)	7	14	18

Total premiums and other revenue	11,806	12,387	36,055	36,851

Benefits and expenses:
Policy benefits	4,572	3,672	11,816	12,762
Amortization of deferred policy
acquisition costs	1,233	1,613	4,919	4,914
Universal life insurance contract
interest	2,443	2,446	7,251	7,313
Other operating expenses	2,724	2,623	8,247	7,031

Total benefits and expenses	10,972	10,354	32,233	32,020

Segment earnings before Federal
income taxes	834	2,033	3,822	4,831

Federal income taxes	283	700	1,305	1,653

Segment earnings	$551	1,333	2,517	3,178

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
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)

Universal life insurance revenues	$3,724	3,970	11,785	11,584
Traditional life insurance premiums	2,054	2,180	6,162	6,668
Reinsurance premiums	(215)	(280)	(672)	(758)

Totals	$5,563	5,870	17,275	17,494

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

Earnings in 2002 have been aided by favorable mortality experience. However, segment earnings have generally declined as the block of business has contracted. The face amount of domestic life insurance in force has declined from $2.9 billion at September 30, 2001 and December 31, 2001 to $2.8 billion at September 30, 2002. Absent the growth rates targeted by management, the block of business will continue to contract due to the normal incidence of terminations from death or surrender with lower earnings resulting.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$12,543	10,899	35,162	33,183
Net investment income	5,614	5,753	16,773	17,025
Other income	12	7	25	19

Total premiums and other revenue	18,169	16,659	51,960	50,227

Benefits and expenses:
Policy benefits	4,934	2,879	11,078	12,912
Amortization of deferred policy
acquisition costs	3,039	2,788	8,998	8,886
Universal life insurance contract
interest	3,940	3,974	12,261	11,936
Other operating expenses	2,206	1,929	6,813	6,549

Total benefits and expenses	14,119	11,570	39,150	40,283

Segment earnings before Federal
income taxes	4,050	5,089	12,810	9,944

Federal income taxes	1,381	1,748	4,377	3,402

Segment earnings	$2,669	3,341	8,433	6,542

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)

Universal life insurance revenues	$13,096	11,209	37,294	33,143
Traditional life insurance premiums	1,635	1,863	4,709	5,938
Reinsurance premiums	(2,188)	(2,173)	(6,841)	(5,898)

Totals	$12,543	10,899	35,162	33,183

International operations have emphasized universal life policies over traditional life insurance products. Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual universal life premiums collected are detailed below:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)

Universal life insurance:
First year and single premiums	$9,306	3,926	22,741	11,477
Renewal premiums	9,912	9,623	28,163	28,336

Totals	$19,218	13,549	50,904	39,813

The Company's international life operations have historically been a steady performer but 2002 brought tremendous growth with the addition of new contracted distribution which began to occur in the fourth quarter of 2001. This distribution was attracted to National Western by the Company's longstanding reputation of supporting its international life products and the instability of competing companies in this area. In addition, the Company released its first equity-indexed universal life product for international life operations early in 2002 which has been well received by its independent distribution. While the Company has enjoyed a move to higher sales levels in 2002, management believes sales growth levels will return to a steadier pattern in the next few years.

As the international life insurance in force continues to grow, the Company anticipates operating earnings to similarly increase. The amount of international life insurance in force has grown from $7.0 billion at September 30, 2001 to $7.1 billion at December 31, 2001 and $8.2 billion at September 30, 2002.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's annuities and investment contracts are available to international residents, such sales are currently small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$4,785	6,018	14,318	18,677
Net investment income	47,785	42,825	135,254	129,992
Other income	57	147	477	238

Total premiums and other revenue	52,627	48,990	150,049	148,907

Benefits and expenses:
Policy benefits	(58)	456	924	597
Amortization of deferred
policy acquisition costs	5,068	7,551	15,055	20,637
Annuity contract interest	31,338	28,787	87,855	83,823
Other operating expenses	2,499	2,592	7,295	7,172

Total benefits and expenses	38,847	39,386	111,129	112,229

Segment earnings before Federal
income taxes	13,780	9,604	38,920	36,678

Federal income taxes	4,698	3,326	13,296	12,548

Segment earnings	$9,082	6,278	25,624	24,130

Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. A comparative detail of the components of premiums and annuity contract revenues is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)

Surrender charges	$3,453	4,542	10,122	14,332
Payout annuity and other revenues	1,318	1,460	4,158	4,302
Traditional annuity premiums	14	16	38	43

Totals	$4,785	6,018	14,318	18,677

As previously noted, the Company's earnings are dependent upon annuity contracts persisting or remaining in force. While revenues decline with a reduction in surrender charges, the Company's earnings benefit.

Index options are used to hedge the equity return component of the Company's equity-indexed annuity products with any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, reflected in net investment income. Excluding index option income or losses from investment income in the annuity segment results in net investment income totaling $51.0 million and $49.2 million in the three months ended September 30, 2002 and 2001, respectively. For the first nine months, the comparable amounts were $147.7 million and $144.9 million in 2002 and 2001, respectively.

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

Annuity contract interest includes the equity component return associated with the Company's equity-indexed annuities. The detail of equity-index annuity contract interest compared to contract interest for all other annuities is as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)

Equity-indexed annuities	$(498)	645	(4,153)	(2,490)
All other annuities	31,836	28,142	92,008	86,313

Total contract interest	$31,338	28,787	87,855	83,823

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Nursing home operations generated $421,000 and $163,000 of operating earnings in the first nine months of 2002 and 2001, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the prudent handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of September 30, 2002 and December 31, 2001. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.
	September 30,	December 31,
	2002	2001

Debt securities	88.6%	89.1%
Mortgage loans	5.0	5.6
Policy loans	2.7	2.9
Equity securities	0.5	0.4
Real estate	0.5	0.4
Other	2.7	1.6

Totals	100.0%	100.0%

Debt and Equity Securities

The Company maintains a diversified portfolio that consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations (CMOs). As of September 30, 2002 and December 31, 2001 the Company's debt securities portfolio consisted of the following:
	September 30,	December 31,
	2002	2001

Corporate	50.6%	53.1%
Mortgage-backed securities	25.0	22.7
Public utilities	14.0	14.5
Asset-backed securities	7.3	7.1
Foreign governments	1.7	1.8
States & political subdivisions	0.8	0.7
U.S. government	0.6	0.1

Totals	100.0%	100.0%

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

This emphasis is reflected in the high average credit rating of the Company's portfolio. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's (S&P®), or other nationally recognized statistical rating organizations if securities were not rated by S&P®:
	September 30,	December 31,
	2002	2001

AAA and U.S. government	33.4%	30.8%
AA	5.1	6.9
A	28.9	28.5
BBB	27.0	29.8
BB and other below investment grade	5.6	4.0

Totals	100.0%	100.0%

National Western does not purchase below investment grade securities. Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities. During the third quarter of 2002, the Company's percentage of below investment grade securities increased due to downgrades of several issuers in the energy, telecommunications, and airline industries. The Company's holdings of below investment grade securities is lower than industry averages and is a small percentage of total invested assets as summarized below:
	Below Investment Grade Debt Securities
			Estimated	% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets
	(In thousands except percentages)

September 30, 2002	$226,763	176,283	162,603	5.0%

December 31, 2001	$132,689	119,960	118,709	3.6%

December 31, 2000	$113,018	82,764	75,700	2.6%

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

During the third quarter of 2002, an impairment writedown was recorded resulting in a realized loss of $0.3 million on a single collaterialized bond obligation. In the third quarter of 2001, a writedown of approximately $3.4 million relating to this same security was recorded. The Company holds several issues in the energy, telecommunications and airline industries which are experiencing overall market declines due to negative outlooks on the particular industries. The Company is closely monitoring its below investment grade holdings. While losses are not currently anticipated based on the existing status and condition of these securities, continued credit deterioration of some securities is possible, which may result in further writedowns.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at September 30, 2002, approximately 30% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.
	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)
	(In thousands)
Securities held to maturity:
Debt securities	$2,289,931	2,146,792	143,139
Securities available for sale:
Debt securities	970,912	965,281	5,631
Equity securities	16,302	11,217	5,085
	987,214	976,498	10,716

Totals	$3,277,145	3,123,290	153,855

In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company transfers debt securities from held to maturity to available for sale when there is significant credit deterioration. Net unrealized losses related to these transfers are recorded as a component of accumulated other comprehensive income. No such transfers were made in the third quarter of 2002 or 2001. Proceeds from sales of securities available for sale totaled $11.3 million and $10.2 million which resulted in a realized loss of $0.1 million and a realized gain of $0.1 million during the third quarter of 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, respectively, proceeds from sales of securities available for sale totaled $31.4 million and $67.0 million which resulted in realized gains of $0.7 million and $1.3 million.

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

The Company held net investments in mortgage loans totaling $174.7 million and $186.3 million at September 30, 2002 and December 31, 2001, respectively. The diversification of the portfolio by geographic region and by property type was as follows:
	September 30,	December 31,
Geographic Region:	2002	2001

West South Central	53.8%	54. 8%
Mountain	23.5	22.5
Pacific	10.2	11.1
South Atlantic	3.7	4.1
East South Central	4.0	3.9
Other	4.8	3.6

Totals	100.0%	100.0%

	September 30,	December 31,
Property Type:	2002	2001

Retail	61.0%	63.8%
Office	25.8	22.0
Hotel/Motel	5.8	6.5
Land/Lots	4.7	3.7
Apartment	0.5	1.0
Nursing homes	0.2	0.8
Other	2.0	2.2

Totals	100.0%	100.0%

The Company does not recognize interest income on loans past due three months or more. At September 30, 2002, the Company had no mortgage loan principal balances past due three months or more. At December 31, 2001, the Company had mortgage loan principal balances with amounts past due three months or more of $3.0 million. The Company will at times restructure mortgage loans under certain conditions, which may involve changes in interest rates, payment terms, or other modifications. The Company had mortgage loan principal balances with restructured terms totaling $6.3 million and $7.5 million at September 30, 2002 and December 31, 2001, respectively. Interest income not recognized for past due and restructured loans totaled approximately $0.2 million for the nine months ended September 30, 2001 and none for the nine months ended September 30, 2002.

As of September 30, 2002, the allowance for possible losses on mortgage loans was $1.2 million representing a reduction of $0.9 million from December 31, 2001. The allowance is estimated based on an analysis of specific loans and management believes that the allowance for possible losses is adequate. While the Company closely manages its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

The Company's real estate investments totaled approximately $17.5 million and $15.2 million at September 30, 2002 and December 31, 2001, respectively, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of the Company. The Company recognized operating income on these properties of approximately $1.0 million and $0.5 million for the nine months ended September 30, 2002 and 2001, respectively. The Company monitors the condition and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded an impairment writedown of $0.1 million resulting in a realized loss during the third quarter of 2002. There were no writedowns in the third quarter of 2001.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below:
	September 30,	June 30,
	2002	2002
	(In thousands except percentages)

Debt securities - fair value	$3,260,843	3,152,680
Debt securities - amortized cost	$3,112,073	3,052,290
Fair value as a percentage of amortized cost	104.78%	103.29%
Unrealized gains at quarter-end	$148,770	100,390
Ten-year U.S. Treasury bond - increase (decrease)
in yield for the quarter	(1.2)%	(0.6)%

	Unrealized Gains
	At	At	Unrealized
	September 30,	June 30,	Gains During
	2002	2002	Quarter
	(In thousands)

Debt securities held to maturity	$143,139	95,571	47,568
Debt securities available for sale	5,631	4,819	812

Totals	$148,770	100,390	48,380

Changes in interest rates typically have a significant impact on the fair values of the Company's debt securities. During the third quarter of 2002 market interest rates of the ten-year U.S. Treasury bond decreased approximately 120 basis points from June 30, 2002. The magnitude and direction of this change in interest rate level resulted in an unrealized gain of $48.4 million on a portfolio of approximately $3.1 billion. The Company would expect similar increases or decreases in the future from any significant upward or downward movement in market rates. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's consolidated balance sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2001, for its interest rate-sensitive assets and liabilities. Based on the recent change in market conditions in the third quarter of 2002, the changes in market values of the Company's debt securities were reasonable given the expected range of results of this analysis.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and revenues, investment income, and investment maturities are the primary sources of funds while investment purchases, policy benefits, and operating expenses are the primary uses of funds. Although the Company historically has not been put in the position of liquidating invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs. No borrowings have been made in 2002 under the bank line of credit.

A primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. The Company includes provisions within its annuity and universal life insurance policies, such as surrender charges, that help limit and discourage early withdrawals. Cash flow projections and cash flow tests under various market interest rate scenarios are also performed to assist in evaluating liquidity needs and adequacy. The Company currently expects available liquidity sources and future cash flows to be adequate to meet the demand for funds

In the past, cash flows from the Company's insurance operations have been more than adequate to meet current needs. Cash flows from operating activities were $99.8 million and $111.7 million for the nine months ended September 30, 2002 and 2001, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $208.2 million and $87.9 million for the nine months ended September 30, 2002 and 2001, respectively. The Company expects cash flows from these sources in the remainder of 2002 at levels consistent with the first nine months of the year. Net cash flows from the Company's financing activities, which includes universal life and investment annuity deposit product operations, totaled $74.6 million inflow and $45.4 million outflow for the nine months ended September 30, 2002, and 2001 respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 2002.

The level of capital in life insurance companies is regulated by risk-based capital formulas and is monitored by rating agencies. At September 30, 2002, the Company's adjusted statutory capital and surplus of $469.3 million substantially exceeded the required level prescribed by the risk-based capital formulas.

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

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of November 1, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was concluded that such controls and procedures were effective as of November 1, 2002, the date of the conclusion of the evaluation. Further there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to November 1, 2002.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently a defendant in several lawsuits, substantially all of which are in the normal course of business. In the opinion of management, the liability, if any, which may arise from these lawsuits would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits

  Exhibit 10(ad) - Supplement to exchange agreement by and between National Western Life Insurance Company and Alternative Benefit Management, Inc., executed on April 12, 2002. (filed on page __ of this report).

  Exhibit 10(ae) - Sixth Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective August 23, 2002. (filed on page __ of this report).

  Exhibit 10(af) - Seventh Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective October 18, 2002. (filed on pages __ and __ of this report).

  Exhibit 10(ag) - Bonus program by and between National Western Life Insurance Company and Domestic Marketing officers of National Western Life Insurance Company for the year ending December 31, 2002. (filed on pages __-__ of this report).

  Exhibit 10(ah) - Bonus program by and between National Western Life Insurance Company and International Marketing Officers of National Western Life Insurance Company for the year ending December 31, 2002. (filed on pages __-__ of this report).

  Exhibit 11 - Computation of Earnings Per Share (filed on pages __ and __ of this report).

  Exhibit 99(a) - Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed on page 54 of this report).

  Exhibit 99(b) - Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed on page 55 of this report).

  (b) Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended September 30, 2002.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: November 13, 2002	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: November 13, 2002	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President -
Chief Financial & Administrative Officer,
and Treasurer
(Principal Financial Officer)

Date: November 13, 2002	/S/ Kay E. Osbourn
Kay E. Osbourn
Vice President - Controller,
and Assistant Treasurer
(Principal Accounting Officer)

CERTIFICATION

I, Robert L. Moody, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of National Western Life Insurance Company;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state      a material fact necessary to make the statements made, in light of the circumstances under which such statements      were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report,      fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as      of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and      procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant,      including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the      period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to      the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures      based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's      auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's      ability to record, process, summarize and report financial data and have identified for the registrant's auditors any      material weakness in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the      registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were      significant changes in internal controls or in other factors that could significantly affect internal controls subsequent      to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and      material weaknesses.

Date: November 13, 2002	\S\ Robert L. Moody
By: Robert L. Moody
Chairman of the Board and
Chief Executive Officer

CERTIFICATION

I, Brian M. Pribyl, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of National Western Life Insurance Company;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state      a material fact necessary to make the statements made, in light of the circumstances under which such statements      were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report,      fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as      of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and      procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant,      including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the      period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to      the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures      based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's      auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's      ability to record, process, summarize and report financial data and have identified for the registrant's auditors any      material weakness in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the      registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were      significant changes in internal controls or in other factors that could significantly affect internal controls subsequent      to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and      material weaknesses.

Date: November 13, 2002	\S\ Brian M. Pribyl
By: Brian M. Pribyl
Senior Vice President, Chief Financial &
Administrative Officer and Treasurer