Form 10-K
period 2002-12-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2003-03-31
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ √ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 2-17039

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Exact name of Registrant as specified in its charter)

COLORADO	84-0467208
(State of Incorporation)	(I.R.S. Employer Identification Number)

850 EAST ANDERSON LANE, AUSTIN, TEXAS 78752-1602
(Address of Principal Executive Offices)

(512) 836-1010
(Telephone Number)

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (g) of the Act:
Class A Common Stock, $1.00 Par Value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [ √ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ √ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ √ ] No [ ]

The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant on June 30, 2002 was $249,184,817.

As of March 18, 2003, the number of shares of Registrant's common stock outstanding was: Class A - 3,324,937 and Class B - 200,000.

TABLE OF CONTENTS

	PART I	Page

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.	Selected Consolidated Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Controls and Procedures

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures
Certifications

PART I

ITEM 1. BUSINESS

General

National Western Life Insurance Company (hereinafter referred to as "National Western," "Company," or "Registrant") is a stock life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-eight states, the District of Columbia, and four U.S. territories or possessions. National Western is also licensed in Haiti, and although not otherwise licensed, accepts applications from and issues policies to residents of various countries in Central and South America, the Caribbean, and the Pacific Rim. Such policies are underwritten, accepted, and issued in the United States upon applications submitted by independent contractor broker-agents. The Company provides life insurance products for the wealth protection and accumulation needs of approximately 154,000 policyholders and annuity contracts for the savings and retirement needs of over 101,000 contractholders.

During 2002, the Company's total assets increased nearly 9% to $4.1 billion at December 31, 2002 from $3.8 billion at December 31, 2001. The Company generated revenues of $317.4 million, $303.1 million and $292.7 million in 2002, 2001, and 2000, respectively. In addition, National Western generated net income of $42.1 million, $46.7 million and $28.5 million in 2002, 2001, and 2000, respectively. The Company had approximately 270 employees supporting its business operations at December 31, 2002.

The Company's financial information, including information in this report filed on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to the above reports, are accessible free of charge through the Company's Internet site at www.nationalwesternlife.com or may be viewed at the United States Securities and Exchange Commission ("SEC") Public Reference Room in Washington, D.C. or at the SEC's Internet site at www.sec.gov.

Products

National Western offers a broad portfolio of individual whole life, universal life and term insurance plans, and annuities, including supplementary riders.

Life Products. The Company's life products provide protection for the entire life of the insured and, in some cases, allow for cash value accumulation. These product offerings include universal life insurance ("UL"), interest-sensitive whole life, and traditional products such as term insurance coverage. Interest sensitive products such as UL accept premiums that are applied to an account value. Deducted from the account value are cost of insurance charges which vary by age, gender, plan, and class of insurance, as well as various expense charges. Interest is credited to account values at an interest rate generally determined in advance and guaranteed for a policy year at a time, subject to minimum guaranteed rates specified in the policy contract. A slight variation to this general interest crediting practice involves equity-indexed universal life ("EIUL") policies whose credited interest may be tied to an outside index such as the S&P 500 Index® at the election of the policyholder. These products offer both flexible and fixed premium modes and provide policyholders with flexibility in the available coverage, the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming year. Traditional products generally provide for a fixed death benefit payable in exchange for regular premium payments without any associated cash value accumulation.

Annuity Products. Annuity products sold include flexible premium and single premium deferred annuities, equity-indexed annuities, and single premium immediate annuities. These products can be tax qualified or nonqualified annuities. A fixed single premium deferred annuity ("SPDA") provides for a single premium payment at time of issue, an accumulation period, and an annuity payout period commencing at some future date. A flexible premium deferred annuity ("FPDA") provides the same features but allows additional payments into the contract. Interest is credited to the account value of the annuity initially at a current rate of interest which is guaranteed for a period of time, typically the first year. After this period, the interest credited is subject to change based upon market rates and product profitability subject to a minimum guaranteed rate specified in the contract. Interest accrues during the accumulation period generally on a tax-deferred basis to the contract holder. After a number of years specified in the annuity contract, the owner may elect to have the proceeds paid as a single payment or as a series of payments over a period of time. The owner is permitted at any time during the accumulation period to withdraw all or part of the annuity account balance subject to contract provisions such as surrender charges and market value adjustments. An equity-indexed deferred annuity ("EIA") performs essentially in the same manner as SPDAs and FPDAs with the exception that, in addition to a fixed interest crediting option, the contractholder has the ability to elect an interest crediting mechanism that is tied to an outside index such as the S&P 500 Index® .. A single premium immediate annuity ("SPIA") foregoes the accumulation period and immediately commences an annuity payout period.

Distributions of the Company's direct premium revenues and deposits by product type are provided below:
	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Investment annuities:
Single premium deferred	$135,547	121,205	108,600
Flexible premium deferred	219,981	111,091	96,062
Equity-indexed deferred	58,431	47,081	99,876
Single premium immediate	20,483	17,089	24,464

Total annuities	434,442	296,466	329,002

Universal life insurance	87,984	71,804	70,514
Traditional life and other	14,867	14,982	18,105

Total direct premiums and deposits collected	$537,293	383,252	417,621

Operating Segments

The Company manages its business between Domestic Insurance operations and International Insurance operations. For segment reporting purposes, the Company's annuity business, which is predominantly domestic, is separately identified.

Domestic Insurance Operations. The Company is currently licensed to do business in all states and the District of Columbia, except for New York and New Hampshire. Products marketed are annuities, universal life insurance, and traditional life insurance, which includes both term and whole life products. The majority of domestic sales are the Company's annuities. National Western markets and distributes its domestic products primarily through independent marketing organizations (IMOs). These IMOs assist the Company in recruiting, contracting, and managing independent agents. The Company's agents are independent contractors who are compensated on a commission basis. At December 31, 2002, the Company had approximately 80 IMOs contracted who in turn had contracted over 5,200 independent agents with the Company. Roughly 31% of these contracted agents have submitted policy applications to the Company in the past twelve months.

International Insurance Operations. National Western's international operations focus on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, and the Pacific Rim. Issuing policies to residents in countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain investment contracts are also available. At December 31, 2002, the Company had over 54,000 international life insurance policies inforce representing approximately $8.8 billion in face amount of coverage.

International applications are submitted by independent contractor broker-agents, many of whom have been submitting policy applications to National Western for 20 or more years. The Company had approximately 4,000 independent international agents contracted at December 31, 2002, nearly 47% of which have submitted policy applications to the Company in the past twelve months.

There are some inherent risks of accepting international applications which are not present within the domestic market that are reduced substantially by the Company in several ways. As previously described, the Company accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources. This targeted customer base coupled with National Western's conservative underwriting practices have historically resulted in claims experience, due to natural causes, similar to that in the United States. The Company minimizes exposure to foreign currency risks by requiring payment of premiums and claims in United States dollars. Finally, over thirty-five years of experience with the international products and its longstanding independent broker-agent relationships further serve to minimize risks.

Geographical Distribution of Business: The following table depicts the distribution of the Company's premium revenues and deposits:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)

United States domestic products:
Investment annuities	$423,746	285,495	316,649
Life insurance	25,147	26,356	28,314

Total domestic products	448,893	311,851	344,963

International products:
Investment annuities	10,696	10,971	12,353
Life insurance	77,704	60,430	60,305

Total international products	88,400	71,401	72,658

Total direct premiums and deposits collected	$537,293	383,252	417,621

Although many agents sell National Western's products, a sizable portion of the Company's annuity sales were sold through agents of two independent marketing organizations in recent years. These two organizations combined accounted for over 41% of domestic annuity sales in 2002. Life insurance sales in 2002 were geographically most concentrated in Brazil (34%), Taiwan (12%), and Argentina (9%).

Segment Financial Information. A summary of financial information for the Company's segments is as follows:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)
Revenues, excluding
realized gains (losses):
2002	$46,334	71,075	203,687	12,435	333,531
2001	48,087	66,099	204,609	11,357	330,152
2000	49,202	67,560	189,159	6,036	311,957

Segment earnings: (A)
2002	$2,915	10,794	34,183	4,668	52,560
2001	5,523	10,612	41,724	4,306	62,165
2000	5,109	7,734	25,059	3,146	41,048

Segment assets: (B)
2002	$367,767	472,198	3,214,823	69,126	4,123,914
2001	374,574	424,731	2,941,987	55,929	3,797,221
2000	374,231	415,369	2,829,367	52,956	3,671,923

Notes to Table:

(A) Amounts exclude realized gains and losses on investments, net of taxes.

(B) Amounts exclude other unallocated assets.

Additional information concerning these industry segments is included in Note 14, Segment and Other Operating Information, of the accompanying consolidated financial statements.

Competition

National Western competes with approximately 1,200 life insurers in the United States, as well as other financial intermediaries such as banks and securities firms who market insurance products. Competitive factors are primarily the breadth and quality of products offered, established positions in niche markets, pricing, relationships with distribution, commission structures, perceived stability of the insurer, quality of underwriting and customer service, and cost efficiency.

In order to compete successfully, life insurers have turned their attention toward distribution, technology, defined end market targets, speed to the market in terms of product development, and customer relationship management as ways of gaining a competitive edge. The Company's management believes that it competes primarily on the basis of its longstanding reputation for commitment in serving international markets, its financial strength and stability, and its ability to attract and retain distribution based upon product and compensation.

Risk Management

The Company's product designs, underwriting standards and risk management techniques are utilized to protect against disintermediation risk and greater than expected mortality and morbidity risk. Disintermediation risk is limited through the use of surrender charges, non-surrenderability provisions, and market value adjustment features. Investment guidelines including duration targets, asset allocation tolerances and return objectives help to ensure that disintermediation risk is managed within the constraints of profitability criteria. Prudent underwriting is applied to select and price insurance risks and the Company regularly monitors mortality experience relative to its product pricing assumptions. Enforcement of disciplined claims management serves to further protect against greater than expected mortality.

Substantially all international products contain a currency clause stating that premium and claim "dollars" refer to lawful currency of the United States. Policy applications submitted by international insurance brokers are generally associated with individuals in upper socioeconomic classes who desire the stability and inflationary hedge of dollar denominated insurance products issued by the Company. The favorable demographics of this group typically results in a higher average policy size, and persistency and claims experience similar to that in the United States. By accepting applications submitted on residents outside the United States, the Company is able to further diversify its revenue, earnings, and insurance risk.

The Company follows the industry practice of reinsuring (ceding) portions of its insurance risks with a variety of reinsurance companies. The use of reinsurance allows the Company to underwrite policies larger than the risk it is willing to retain on any single life and to continue writing a larger volume of new business. The maximum amount of life insurance the Company normally retains is $200,000 on any one life. However, the use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. Consequently, the Company avoids concentrating reinsurance risk with any one reinsurer.

The Company maintains a system of disclosure controls and procedures, including internal controls designed to provide reasonable assurance that assets are safeguarded and transactions properly authorized, executed and recorded. The Company recognizes the importance of full and open presentation of its financial position and operating results and to this end maintains a Disclosure Controls and Procedures Committee comprised of senior executives who possess comprehensive knowledge of the Company's business and operations. This Committee is responsible for evaluating disclosure controls and procedures for adequacy as well as for the completeness and accuracy of the Company's financial disclosures. The Audit Committee of the Company's Board of Directors, composed of outside directors, meets periodically with members of the Disclosure Controls and Procedures Committee to review the effectiveness of their evaluations.

Regulatory and Other Issues

Regulation. The Company's insurance business is subject to comprehensive state regulation in each of the states it is licensed to conduct business. The laws enforced by the various state insurance departments provide broad administrative powers with respect to licensing to transact business, licensing and appointing agents, approving policy forms, regulating premium rates, regulating unfair trade and claims practices, establishing solvency standards, fixing minimum interest rates for the accumulation of surrender values, and regulating the type, amounts, and valuations of permitted investments, among other things. The Company is required to file detailed annual statements with each of the state insurance supervisory departments in which it does business. The Company's operations and financial records are subject to examination by these departments at regular intervals. Statutory financial statements are prepared in accordance with accounting practices prescribed or permitted by the Colorado Division of Insurance, the Company's principal insurance regulator. Prescribed statutory accounting practices are largely dictated by the Codification of Statutory Accounting Principles ("Codification") adopted by the National Association of Insurance Commissioners ("NAIC"), which were effective January 1, 2001.

The NAIC as well as state regulators continually evaluate existing laws and regulations pertaining to the operations of life insurers. To the extent that initiatives result as a part of this process, they may be adopted in the various states in which the Company is licensed to do business. It is not possible to predict the ultimate content and timing of new statutes and regulations adopted by state insurance departments and the related impact upon the Company's operations although it is conceivable that they may be more restrictive.

Although the federal government does not directly regulate the life insurance industry, federal measures previously considered or enacted by Congress, if revisited, could affect the insurance industry and the Company's business. These measures include the tax treatment of life insurance companies and life insurance products, as well as changes in individual income tax structures and rates. Even though the ultimate impact of any of these changes, if implemented, is uncertain, the persistency of the Company's existing products and the ability to sell products could be materially affected.

Risk-Based Capital Requirements. The NAIC established risk-based capital (RBC) requirements to help state regulators monitor the financial strength and stability of life insurers by identifying those companies that may be inadequately capitalized. Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold. The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments. The RBC formula takes into consideration four major areas of risk which are: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses mortality and morbidity risk; (iii) interest rate risk which involves asset/liability matching issues; and (iv) other business risks. For each category, the RBC requirements are determined by applying specified factors to various assets, premiums, reserves, and other items, with the factor being higher for items with greater underlying risk and lower for items with less risk. The Company's statutory capital and surplus at December 31, 2002, was significantly in excess of the threshold RBC requirements.

Financial Strength Ratings. Ratings with respect to financial strength are an important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence and impact the ability to market products. The following summarizes the Company's financial strength ratings:

Rating Agency	Rating

Standard & Poor's	A+ (Strong)

A.M. Best	A- (Excellent)

The rating agencies generally review the Company's rating on an annual basis. The Company's "A+" rating from Standard & Poor's was affirmed on December 6, 2002. A.M. Best affirmed the Company's "A-" rating on May 3, 2002. There is no assurance that the Company's ratings will continue for a certain period of time or that they will not be changed. In the event the Company's ratings are downgraded, the Company's business may be negatively impacted. The Company currently does not anticipate a change in these ratings.

Effects of Inflation. The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of the Company during the three most recent fiscal years.

Other Operations

National Western's primary business encompasses its life insurance and annuity operations, but the Company also has small real estate, nursing home, and other investments through wholly owned subsidiaries. These operations are substantially less in scope and significance to National Western's consolidated financial operations. As more fully described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, these other operations contributed $4.7 million, $4.3 million, and $3.1 million to consolidated earnings for the years 2002, 2001, and 2000, respectively.

ITEM 2. PROPERTIES

The Company leases approximately 72,000 square feet of office space in Austin, Texas. This lease expires in 2010 and specifies lease payments that gradually increase over the term of the lease. Currently, lease payments are $550,800 per year plus taxes, insurance, maintenance, and other operating costs. Additionally, the Company's wholly owned subsidiary, The Westcap Corporation, owns two buildings adjacent to the Company's principal office space totaling approximately 21,000 square feet that are leased and utilized by the Company. The Company's affiliate, Regent Care Building, Limited Partnership, owns a 46,000 square foot building in Reno, Nevada, which is leased and utilized by another of the Company's affiliates, Regent Care Operations, Limited Partnership, for use in its nursing home operations. Lease costs and related operating expenses for facilities of the Company's subsidiaries are currently not significant in relation to the Company's consolidated financial statements. The intercompany lease costs related to The Westcap Corporation and the nursing home have been eliminated for consolidated reporting purposes.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently a defendant in several lawsuits, substantially all of which are in the normal course of business. In the opinion of management, the liability, if any, which may arise from these lawsuits would not have a material adverse effect on the Company's financial position, results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Market Information

The principal market on which the common stock of the Company trades is The Nasdaq Stock Market® under the symbol "NWLIA". The high and low sales prices for the common stock for each quarter during the last two years are shown in the following table:
		High	Low

2002:	First Quarter	$115.00	101.59
	Second Quarter	121.50	107.11
	Third Quarter	117.97	96.07
	Fourth Quarter	101.80	82.98

2001:	First Quarter	$118.00	85.56
	Second Quarter	120.00	81.38
	Third Quarter	117.25	96.30
	Fourth Quarter	113.80	99.00

Equity Security Holders

The number of stockholders of record on December 31, 2002, was as follows:
Class A Common Stock	5,304
Class B Common Stock	2

Dividends

The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors. Presently, the Company's policy is to reinvest earnings internally to finance the development of new business, and there are no plans to pay cash dividends to stockholders in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has one equity compensation plan that was approved by security holders. Under the plan, 181,771 shares of the Company's Class A common stock may be issued upon exercise of the outstanding options at December 31, 2002. The weighted average exercise price of the outstanding options is $80.95 per option. Excluding the outstanding options, 84,657 shares of the common stock remain available for future issuance under the plan at December 31, 2002. The Company has no equity compensation plans that have not been approved by security holders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following five-year financial summary includes comparative amounts derived from the audited consolidated financial statements.
	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands except per share amounts)
Earnings Information:
Revenues:
Life and annuity premiums	$13,918	14,013	17,615	18,423	19,685
Universal life and investment
annuity contract revenues	76,173	75,026	82,742	76,655	76,649
Net investment income	236,714	234,866	210,654	242,980	233,844
Other income	6,726	6,247	946	8,944	1,052
Realized gains (losses)
on investments	(16,144)	(27,046)	(19,242)	4,481	2,384

Total revenues	317,387	303,106	292,715	351,483	333,614

Expenses:
Policyholder benefits	31,299	31,715	35,078	32,456	32,441
Amortization of deferred
policy acquisition costs	35,799	27,424	47,948	39,148	40,415
Universal life and investment
annuity contract interest	150,479	144,516	137,711	162,302	158,889
Other operating expenses	36,938	31,681	29,427	27,764	35,504

Total expenses	254,515	235,336	250,164	261,670	267,249

Earnings before Federal income
taxes, cumulative effect of change
in accounting principle and
discontinued operations	62,872	67,770	42,551	89,813	66,365
Federal income taxes	20,806	23,185	14,011	30,588	17,347

Earnings from continuing operations	42,066	44,585	28,540	59,225	49,018
Cumulative effect of change in
accounting principle	-	2,134	-	-	-
Losses from discontinued operations	-	-	-	-	(14,125)

Net earnings	$42,066	46,719	28,540	59,225	34,893

Diluted Earnings Per Share:
Earnings from continuing operations	$11.84	12.59	8.11	16.78	13.87
Cumulative effect of change in
accounting principle	-	0.60	-	-	-
Losses from discontinued operations	-	-	-	-	(4.00)

Net earnings	$11.84	13.19	8.11	16.78	9.87

Balance Sheet Information:

Total assets	$4,137,247	3,808,000	3,691,760	3,676,789	3,511,779

Total liabilities	$3,530,041	3,248,612	3,191,654	3,261,267	3,073,414

Stockholders' equity	$607,206	559,388	500,106	475,522	438,365

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations ("MD&A") of National Western Life Insurance Company for the three years ended December 31, 2002 follows. This discussion should be read in conjunction with the Company's consolidated financial statements and related notes beginning on page ___ of this report.

RESULTS OF OPERATIONS

Consolidated Operations

A summary of operating results, net of taxes, for the years ended December 31, 2002, 2001, and 2000 is provided below:

	Years Ended December 31,

	2002	2001	2000

	(In thousands except per share data)

Revenues:
Revenues, excluding realized losses
on investments and index options	$346,543	343,691	344,225
Index options	(13,012)	(13,539)	(32,268)
Realized losses on investments	(16,144)	(27,046)	(19,242)

Total revenues	$317,387	303,106	292,715

Earnings:
Earnings from operations, excluding
realized losses on investments	$52,560	62,165	41,048
Cumulative effect of change in accounting
principle	-	2,134	-
Net realized losses on investments	(10,494)	(17,580)	(12,508)

Net earnings	$42,066	46,719	28,540

Basic Earnings Per Share:
Earnings from operations, excluding
realized losses on investments	$14.92	17.71	11.72
Cumulative effect of change in accounting
principle	-	0.61	-
Net realized losses on investments	(2.98)	(5.01)	(3.57)

Net earnings	$11.94	13.31	8.15

Diluted Earnings Per Share:
Earnings from operations, excluding
realized losses on investments	$14.80	17.55	11.66
Cumulative effect of change in accounting
principle	-	0.60	-
Net realized losses on investments	(2.96)	(4.96)	(3.55)

Net earnings	$11.84	13.19	8.11

Revenues: The following details revenues excluding index options and realized losses on investments:
	Years Ended December 31,

	2002	2001	2000

	(In thousands)

Universal life and annuity product charges	$76,173	75,026	82,742
Traditional life premiums	13,918	14,013	17,615
Net investment income	249,726	248,405	242,922
Other revenue	6,726	6,247	946

Totals	$346,543	343,691	344,225

Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances. The Company's retention of inforce policies and contracts improved substantially in 2002 and 2001 contributing to higher operating earnings. However, revenues decreased from a lower incidence of surrender charges. Surrender charge revenue was $23.1 million in 2002 compared to $26.7 million in 2001, and $36.4 million in 2000.

Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. These are product lines that the Company has been de-emphasizing in favor of interest sensitive products, particularly in its international life insurance operations. In addition, traditional life premiums are muted for increases in reinsurance premiums and exchange rate changes associated with policies in Haiti which is the only international country where premiums and benefits may be paid in other than U.S. dollars.

A detail of net investment income, excluding index options, is provided below:
	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Gross investment income:
Debt securities	$218,443	213,512	210,194
Mortgage loans	15,382	17,835	18,395
Policy loans	7,343	7,791	8,120
Other investment income	10,342	11,072	9,253

Total investment income	251,510	250,210	245,962
Investment expenses	1,784	1,805	3,040

Net investment income	$249,726	248,405	242,922

Net investable cash flow is primarily invested in investment grade debt securities. With the steady continued decline in interest rate levels during 2002, this was even more the case as the market for mortgage loans fell below the Company's required yield levels for this type of investment. Despite the drop in interest rate levels, the Company generated comparable higher net investment earnings. Increased earnings related to debt securities is due to the asset balance continuing to increase year to year. In addition, investment expenses have remained relatively low for 2002 and 2001.

Net investment income performance is summarized as follows:
	Years Ended December 31,

	2002	2001	2000

	(In thousands except percentages)

Net investment income, excluding index options	$249,726	248,405	242,922
Average invested assets, at amortized cost	$3,494,768	3,326,296	3,269,475
Yield on average invested assets	7.15%	7.47%	7.43%

Other revenue consists primarily of two sources. The first pertains to the Company's other operations involving a nursing home which commenced operations in 2000. Revenues associated with this operation were $6.1 million, $5.2 million and $0.6 million in 2002, 2001 and 2000, respectively. Also included in 2001 other revenue is nearly $0.7 million received from the favorable resolution of longstanding litigation against the Company and one of its wholly owned subsidiaries, The Westcap Corporation (Westcap). The United States Court of Appeals, 5th Circuit, ruled in favor of Westcap on the matter in 2001.

Index Options: Index options are derivative financial instruments used to hedge the equity return component of the Company's equity-indexed products, which were first introduced for sale in 1997. In 2002, the Company began selling an equity-indexed universal life product. Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income. However, increases or decreases in income from these options are substantially offset by corresponding increases or decreases in amounts paid to equity-indexed annuity and life policyholders.

The losses from index options in 2000-2002 were due to poor stock market conditions, specifically the performance of the S&P 500 Index®. Index options are intended to act as hedges to match closely the returns on the S&P 500 Index®. With the decline in this index, the index option values likewise declined. While income from index options was lower, the contract interest expense for the Company's equity-indexed annuities was also substantially lower.

Realized Losses on Investments: The losses on investments consist primarily of impairment writedowns for investments in debt securities. The Company records impairment writedowns when a decline in value is considered other than temporary and full recovery of the investment is not expected. During 2002, two corporations filed for bankruptcy in whose debt securities the Company held positions. Impairment writedowns were recorded for these holdings including WorldCom ($9.6 million) and United Airlines ($4.0 million). The Company also recorded impairments on collateralized bond obligations (CBOs) of approximately $3.7 million in 2002. During 2001 CBO impairment writedowns totaled $4.6 million. Total impairment writedowns in 2002, 2001 and 2000 totaled $17.4 million, $32.3 million, and $14.7 million, respectively.

Benefits and Expenses: The following details benefits and expenses:
	Years Ended December 31,

	2002	2001	2000

	(In thousands)

Policy benefits	$31,299	31,715	35,078
Amortization of deferred policy acquisition costs	35,799	27,424	47,948
Universal life and annuity contract interest	150,479	144,516	137,711
Other operating expenses	36,938	31,681	29,427

Totals	$254,515	235,336	250,164

The Company benefited from improved mortality experience in 2002 resulting in lower policy benefits. Death claims decreased to $22.8 million in 2002 from $23.6 million in 2001 with domestic life recording more favorable results. The Company's mortality experience over the past five years has generally been consistent with its product pricing assumptions.

Life insurance companies are required to defer certain expenses associated with acquiring new business. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses. Recognition of these deferred policy acquisition costs in the financial statements is to occur over future periods in relation to the emergence of profits priced into the products sold. This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns. Companies are required to revisit these assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profits pattern is to be "unlocked" and reset based upon the actual experience. In 2001, the Company revisited its assumptions regarding the emergence of profits of its business and determined that unlocking was required to incorporate improved persistency with respect to its annuity block of business and to factor in the recent realized investment loss experience. The outcome of these revisions resulted in the amortization of deferred policy acquisition costs decreasing to $27.4 million in 2001. No assumption changes were made related to the amortization of these costs in 2002. While the Company is required to evaluate its emergence of profits continually, management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience.

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

Contract interest also includes the performance of the equity-index component of the Company's equity-indexed annuities. As previously noted, the recent market performance of these equity-index features reduced contract interest expenses while also reducing the Company's investment income given the hedge nature of the options purchased for these products. Excluding equity-indexed annuities, the Company's average credited rate on annuity products was approximately 5.5% in 2002. The average credited rate in 2002 for interest sensitive life products approximated 5.4%. With these credited rates, the Company generally realized 95% to 100% of its required interest spread on its products.

Other operating expenses consist of general administrative expenses, licenses and fees, and commissions not subject to deferral. As noted with Other Revenues, the Company commenced its nursing home operations in 2000 and these expenses are included in other operating expenses in the amount of $5.4 million, $4.8 million, and $1.3 million in 2002, 2001, and 2000, respectively. The Company's operating expenses in 2002 include increases associated with its significant upturn in new business. Increases were also incurred with respect to the Company's employee benefit plans as a result of higher health plan utilization and underperforming investment experience supporting defined benefit pension plan obligations.

Federal Income Taxes: Federal income taxes on earnings from continuing operations for 2002, 2001, and 2000 reflect effective tax rates of 33.1%, 34.2%, and 32.9%, respectively, which are lower than the expected Federal rate of 35%. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings from continuing operations for the years ended December 31, 2002, 2001, and 2000 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Segment earnings:

2002	$2,915	10,793	34,184	4,668	52,560
2001	5,523	10,612	41,724	4,306	62,165
2000	5,109	7,734	25,059	3,146	41,048

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below:
	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$23,238	23,238	23,864
Net investment income	23,078	24,811	25,308
Other income	18	38	30

Total premiums and other revenue	46,334	48,087	49,202

Benefits and expenses:
Policy benefits	14,585	15,935	17,299
Amortization of deferred policy acquisition costs	8,081	4,809	4,846
Universal life insurance contract interest	9,625	9,750	10,183
Other operating expenses	9,660	9,169	9,183

Total benefits and expenses	41,951	39,663	41,511

Segment earnings before Federal income taxes	4,383	8,424	7,691

Federal income taxes	1,468	2,901	2,582

Segment earnings	$2,915	5,523	5,109

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
	Years Ended December 31,

	2002	2001	2000

	(In thousands)

Universal life insurance revenues	$15,656	15,467	15,345
Traditional life insurance premiums	8,232	8,568	9,475
Reinsurance premiums	(650)	(797)	(956)

Totals	$23,238	23,238	23,864

The Company's U.S. operations have historically emphasized annuity product sales over life product sales. Consequently, domestic life revenues have been declining for several years. It is the Company's goal to increase domestic life product sales through increased recruiting of new distribution and the development of new life insurance products.

Segment earnings have declined as the block of business has contracted. The face amount of domestic life insurance inforce has declined from $3.0 billion at December 31, 2000, to $2.9 billion at December 31, 2001, and to $2.8 billion at December 31, 2002. Absent the growth rates targeted by management, the block of business will continue to contract due to the normal incidence of terminations from death or surrender with lower earnings resulting.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below:
	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$47,881	42,010	43,665
Net investment income	23,163	24,061	23,851
Other income	31	28	44

Total premiums and other revenue	71,075	66,099	67,560

Benefits and expenses:
Policy benefits	14,959	14,909	17,548
Amortization of deferred policy acquisition costs	10,467	10,677	14,872
Universal life insurance contract interest	16,452	15,928	15,148
Other operating expenses	12,972	8,400	8,349

Total benefits and expenses	54,850	49,914	55,917

Segment earnings before Federal income taxes	16,225	16,185	11,643

Federal income taxes	5,431	5,573	3,909

Segment earnings	$10,794	10,612	7,734

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below:
	Years Ended December 31,

	2002	2001	2000

	(In thousands)

Universal life insurance revenues	$51,008	44,506	42,533
Traditional life insurance premiums	6,617	5,961	8,688
Reinsurance premiums	(9,744)	(8,457)	(7,556)

Totals	$47,881	42,010	43,665

International operations have emphasized universal life policies over traditional life insurance products. Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with generally accepted accounting principles. Actual universal life premiums collected are detailed below:
	Years Ended December 31,

	2002	2001	2000

	(In thousands)

Universal life insurance:
First year and single premiums	$33,636	15,826	14,520
Renewal premiums	37,447	38,631	37,125

Totals	$71,083	54,457	51,645

The Company's international life operations have been a significant part of the Company's operations as evidenced by the growth in collected premiums. International sales increased in 2002 due to new contracted distribution in several markets who were attracted to National Western given the Company's longstanding reputation for supporting its international life products and the instability of competing companies in international markets. In addition, the Company released its first equity-indexed universal life product for international life operations early in 2002 which was well received by its independent distribution with approximately $10 million in first year sales. Management expects continued growth internationally but at a steadier pace than the rapid increase experienced in 2002.

As the international life insurance inforce continues to grow, the Company anticipates operating earnings to similarly increase. The amount of international life insurance inforce has grown from $6.7 billion at December 31, 2000 to $7.1 billion at December 31, 2001, and to $8.8 billion at December 31, 2002.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below:
	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$18,972	23,791	32,828
Net investment income	184,109	180,522	156,014
Other income	606	296	317

Total premiums and other revenue	203,687	204,609	189,159

Benefits and expenses:
Policy benefits	1,755	871	231
Amortization of deferred policy acquisition costs	17,251	11,938	28,230
Annuity contract interest	124,402	118,838	112,380
Other operating expenses	8,889	9,323	10,593

Total benefits and expenses	152,297	140,970	151,434

Segment earnings before Federal income taxes	51,390	63,639	37,725

Federal income taxes	17,207	21,915	12,666

Segment earnings	$34,183	41,724	25,059

Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Years Ended December 31,

	2002	2001	2000

	(In thousands)

Surrender charges	$13,488	18,029	26,911
Payout annuity and other revenues	5,435	5,705	5,851
Traditional annuity premiums	49	57	66

Totals	$18,972	23,791	32,828

As previously noted, the Company's earnings are dependent upon annuity contracts persisting or remaining inforce. While revenues decline with a reduction in surrender charges, the Company's earnings benefit.

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with generally accepted accounting principles. Actual annuity deposits collected are detailed below.
	Years Ended December 31,

	2002	2001	2000

	(In thousands)

Equity-indexed annuities	$58,431	47,081	99,876
Other deferred annuities	355,528	232,296	204,662
Immediate annuities	20,483	17,089	24,464

Totals	$434,442	296,466	329,002

Equity indexed products sales typically follow the stock market in that sales are higher when confidence is high in the stock market and low if the stock market is showing poor performance. Sales of these products increased in 2002 over 2001 as consumers speculated as to a market bottom. Since the Company does not offer variable products or mutual funds, these equity indexed products provide a key equity-based alternative to the Company's existing fixed annuity products.

As previously described, index options are used to hedge the equity return component of the Company's equity-indexed annuity products with any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, reflected in net investment income. Excluding index option income or losses from investment income in the annuity segment results in net investment income totaling $197.1 million, $194.1 million, and $188.3 million for 2002, 2001, and 2000, respectively.

Other deferred annuity sales increased significantly in 2002 over 2001 with $355.5 million in collected deposits as compared to $232.3 million, respectively. Fixed-rate annuity products became very popular with consumers in the wake of the stock market decline and volatility as they are a stable investment yielding a competitive interest rate in the current market. Annuity earnings do not immediately reflect the significant increase in sales as most products sold include first year interest bonuses which are charged against earnings immediately.

The Company unlocked its deferred policy acquisition cost amortization factors in 2001 for changes in persistency of the annuity block of business and for changes in investment earnings. As the unlocking of amortization factors is applied back to the inception of all policies, it had the affect of increasing 2001 operating earnings significantly. No changes were made in amortization factors in 2002. The Company is required to periodically adjust these factors for actual experience that varies from assumptions. While management does not currently anticipate any impact from unlocking in 2003, facts and circumstances may arise in the future which require that the factors be reexamined.

Annuity contract interest includes the equity component return associated with the Company's equity-indexed annuities. The detail of equity-index annuity contract interest compared to contract interest for all other annuities is as follows:
	Years Ended December 31,

	2002	2001	2000

	(In thousands)

Equity-index annuities	$(275)	4,226	(2,881)
All other annuities	124,677	114,612	115,261

Total contract interest	$124,402	118,838	112,380

The increase in contract interest for all other annuities is due to the increased sales of other deferred annuities and the interest bonuses as noted previously.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Most of the income from the Company's subsidiaries is from a life interest in a trust. Gross income distributions from the trust totaled $3,741,000, $3,753,000, and $3,643,000 in 2002, 2001, and 2000, respectively.

During the first quarter of 2000, the Company acquired a nursing home facility through an affiliated limited partnership. The acquisition, which totaled approximately $6.6 million, was made by a newly formed limited partnership, the partners of which are downstream subsidiaries of National Western. The nursing home facility, which opened in late July, 2000, is operated by an affiliated limited partnership, and the financial operating results are consolidated with those of the Company. Daily operations and management of the nursing home are performed by an experienced management company through a contract with the limited partnership. Nursing home operations generated $654,000 and $425,000 of operating earnings in 2002 and 2001, respectively, compared to operating losses of $748,000 in 2000.

INVESTMENTS

General

The Company's investment philosophy emphasizes the prudent handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of December 31, 2002 and 2001. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.
	2002		2001

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Debt securities	$3,183,546	88.0	$2,972,032	89.1
Mortgage loans	168,634	4.7	185,057	5.5
Policy loans	92,714	2.6	97,019	2.9
Equity securities	16,973	0.5	13,089	0.4
Real estate	21,798	0.6	15,220	0.5
Index options	5,209	0.1	6,288	0.2
Other	128,734	3.5	46,004	1.4

Totals	$3,617,608	100.0	$3,334,709	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations (CMOs). As of December 31, 2002 and 2001, the Company's debt securities portfolio consisted of the following:
	2002		2001

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Corporate	$1,574,448	49.5	$1,569,207	52.8
Mortgage-backed securities	802,142	25.2	684,035	23.0
Public utilities	457,588	14.4	433,826	14.6
Asset-backed securities	236,158	7.4	207,111	7.0
Foreign governments	57,718	1.8	52,020	1.8
States & political subdivisions	24,882	0.8	21,553	0.7
U.S. government/agencies	30,610	0.9	4,280	0.1

Totals	$3,183,546	100.0	$2,972,032	100.0

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

This emphasis is reflected in the high average credit rating of the Company's portfolio. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's (S&P®), or other nationally recognized statistical rating organizations if securities were not rated by S&P®:
	2002		2001

	Amount	%	Amount	%

	(In thousands)		(In thousands)

AAA and U.S. government	$1,089,735	34.2	$914,858	30.8
AA	126,444	4.0	202,982	6.9
A	951,295	29.9	848,015	28.5
BBB	843,192	26.5	886,673	29.8
BB and other below investment grade	172,880	5.4	119,504	4.0

Totals	$3,183,546	100.0	$2,972,032	100.0

National Western does not purchase below investment grade securities. Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities. During 2002, the Company's percentage of below investment grade securities increased due to continued effects of September 11th and accounting irregularities that plagued the energy and telecommunications industries. Despite these downgrades, the Company's holdings of below investment grade securities is lower than industry averages and is a small percentage of total invested assets. These holdings are summarized below.
	Below Investment Grade Debt Securities

				% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets

	(In thousands except percentages)

December 31, 2002	$210,301	172,880	168,085	4.8%

December 31, 2001	$132,689	119,504	118,709	3.6%

The investment environment of 2002 continued with poor investor confidence and additional accounting irregularities reported by high profile companies. The telecommunications, energy and airlines industries all struggled during 2002 due to various factors that had significant impacts on theses industries. Economic conditions resulting from September 11th are continuing to impact the airline industry. The Company is closely monitoring developments in these industries that would affect security valuations. Holdings in below investment grade securities by category as of December 31, 2002 are summarized below.
Below Investment Grade Debt Securities

	Amortized	Carrying	Fair
Category	Cost	Value	Value

	(In Thousands)

Collateralized Bond Obligations	$16,074	16,074	13,494
Healthcare	19,946	19,455	19,455
Manufacturing	23,984	20,519	20,519
Retail	34,600	32,489	32,489
Telecommunications	19,620	15,712	15,712
Transportation	40,545	30,554	28,307
Utilities/Energy	50,359	32,904	32,875
Other	5,173	5,173	5,234

Totals	$210,301	172,880	168,085

Generally accepted accounting principles require that investments in debt securities be written down to fair value when declines in value are judged to be other than temporary. Since quoted market prices are readily available and understood by investors and creditors they are the mandated source for fair value estimation when available. In some instances, quoted market prices may not be available for securities that have limited buyer demand. When the quoted market price is not available other valuation techniques such as discounted cash flow analysis and fundamental analysis may be used. Although the Company is required to write down securities deemed to be impaired on an other than temporary basis to quoted market prices, the estimated ultimate recovery value of the impaired security is often anticipated to be an amount in excess of the quoted market price. This is due to the influence that "distressed bond" traders may have in depressing market prices in order to generate a yield commensurate with the investment risk of such securities. Consequently, financial results can significantly vary from period to period for securities written down to quoted market prices which may be subsequently redeemed at levels consistent with expected recovery value.

As part of its normal assessment of other than temporary impairments of investments, it was determined by the Company during 2002 that it held investments in several issuers whose decline in value was considered other than temporary and these holdings were written down to fair value and included as realized losses on investments as follows:
	Total Par	2002
	Holdings	Writedown

	(In thousands)
Issuer:
WorldCom, Inc.	$11,000	9,631
Northstar CBO	7,392	224
Rhyno CBO	5,000	3,501
United Airlines	5,000	4,000

Totals	$28,392	17,356

The Company is closely monitoring its other below investment grade holdings. While additional losses are not currently anticipated based on the existing status and condition of these securities, continued credit deterioration of some securities is possible, which may result in further writedowns.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at December 31, 2002, approximately 31% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.
	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)

	(In thousands)
Securities held to maturity:
Debt securities	$2,303,296	2,161,951	141,345
Securities available for sale:
Debt securities	1,021,595	1,006,695	14,900
Equity securities	16,973	11,767	5,206

Totals	$3,341,864	3,180,413	161,451

In conjunction with the required implementation of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, during 2001 the Company was permitted to reclassify securities previously included as held to maturity to available for sale with an aggregate amortized cost of $294 million. The net unrealized losses on the transferred securities totaled $5,148,000, after the effects of deferred taxes and deferred policy acquisition costs. This adjustment was reflected in the Company's consolidated financial statements in other comprehensive income as part of the cumulative effect of a change in accounting principle as of January 1, 2001.

As part of an evaluation of its entire portfolio in 2001, the Company made the determination to transfer debt securities with fair values totaling $112 million from securities available for sale to securities held to maturity as of January 1, 2001. In accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the transfers were recorded at fair values, and the unrealized holding loss totaling $647,000 at the date of transfer, net of the effects of deferred taxes and deferred policy acquisition costs, was reported in accumulated other comprehensive income and is being amortized over the remaining lives of the securities. The transfer of securities from available for sale to held to maturity had no effect on the net earnings of the Company in 2001.

During 2002, the Company transferred securities with an amortized cost of $29,109,000 from held to maturity to available for sale due to significant credit deterioration resulting in $1,358,000 net unrealized losses reported as a separate component in accumulated other comprehensive income.

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

The Company held net investments in mortgage loans totaling $168,634,000 and $185,057,000 at December 31, 2002 and 2001, respectively. The diversification of the portfolio by geographic region and by property type was as follows:
	2002		2001

Geographic Region:	Amount	%	Amount	%

	(In thousands)		(In thousands)

West South Central	$93,281	55.3	$102,640	55.4
Mountain	36,711	21.8	40,545	21.9
Pacific	17,768	10.5	20,700	11.2
East South Central	7,027	4.2	7,365	4.0
South Atlantic	6,334	3.8	7,020	3.8
All other	7,513	4.4	6,787	3.7

Totals	$168,634	100.0	$185,057	100.0

	2002		2001

Property Type:	Amount	%	Amount	%

	(In thousands)		(In thousands)

Retail	$119,018	70.6	$118,667	64.1
Office	31,145	18.5	39,803	21.5
Hotel/Motel	9,993	5.9	12,186	6.6
Land/Lots	7,322	4.3	6,818	3.7
Apartment	779	0.5	2,021	1.1
Nursing homes	183	0.1	1,428	0.8
All other	194	0.1	4,134	2.2

Totals	$168,634	100.0	$185,057	100.0

The Company does not recognize interest income on loans past due three months or more. At December 31, 2002 and 2001, the Company had mortgage loan principal balances past due three months or more of $6,949,000 and $3,014,000, respectively. Interest income not recognized for past due loans totaled approximately $276,000, $184,000 and $252,000 during 2002, 2001, and 2000, respectively.

The Company currently holds two mortgage loans on properties in which Kmart is the tenant totaling $16.8 million at December 31, 2002. Kmart Corporation filed for bankruptcy protection and intends to close over 300 stores. The loans held by the Company are current as to principal and interest payments and are therefore not considered impaired as of December 31, 2002. The appraised value of the underlying real estate on these loans is well in excess of the loan amount outstanding at year end.

The contractual maturities of mortgage loan principal balances at December 31, 2002 are as follows:
Principal
Due

(In thousands)

Due in one year or less	$14,413
Due after one year through five years	42,099
Due after five years through ten years	106,120
Due after ten years through fifteen years	7,773
Due after fifteen years	49

Total	$170,454

As of December 31, 2002, the allowance for possible losses on mortgage loans was $660,000 representing a reduction of $1,455,000 from December 31, 2001 due to payoffs of two loans with allowances during 2002. Management believes that the allowance for possible losses is adequate. While the Company closely manages its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

The Company's real estate investments totaled approximately $21,798,000 and $15,220,000 at December 31, 2002 and 2001, respectively, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of the Company. The Company recognized operating income on these properties of approximately $1,475,000, $845,000, and $1,063,000 for the years ended December 31, 2002, 2001, and 2000, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment losses of $200,000, $25,000, and $420,000 in 2002, 2001 and 2000, respectively, associated with these properties.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.
	December 31,

	2002	2001

	(In thousands except percentages)

Debt securities - fair value	$3,324,891	3,041,472
Debt securities - amortized cost	$3,168,646	2,978,392
Fair value as a percentage of amortized cost	104.93%	102.12%
Unrealized gains at year-end	$156,245	63,080
Ten-year U.S. Treasury bond - decrease
in yield for the year	(1.2)%	(0.6)%

	Unrealized Gains (Losses)

	At	At	Unrealized
	December 31,	December 31,	Gains
	2002	2001	During 2002

	(In thousands)

Debt securities held to maturity	$141,345	69,440	71,905
Debt securities available for sale	14,900	(6,360)	21,260

Totals	$156,245	63,080	93,165

Changes in interest rates typically have a significant impact on the fair values of the Company's debt securities. Market interest rates of the ten-year U.S. Treasury bond declined approximately 120 basis points from year-end 2001 causing an increase in unrealized gains of $93.2 million on a portfolio of approximately $3 billion. The Company would expect similar results in the future from any significant upward or downward movement in market rates. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's financial results.

The Company manages interest rate risk through on-going cash flow testing required for insurance regulatory purposes. Computer models are used to perform cash flow testing under various commonly used stress test interest rate scenarios to determine if existing assets would be sufficient to meet projected liability outflows. Sensitivity analysis allows the Company to measure the potential gain or loss in fair value of its interest-sensitive instruments and to protect its economic value and achieve a predictable spread between what is earned on invested assets and what is paid on liabilities. The Company seeks to minimize the impact of interest rate risk through surrender charges that are imposed to discourage policy surrenders and to offset unamortized acquisition costs. Interest rate changes can be anticipated in the computer models and the corresponding risk addressed by management actions affecting asset and liability instruments. However, potential changes in the values of financial instruments indicated by hypothetical interest rate changes will likely be different from actual changes experienced, and the differences could be significant.

The following table illustrates the market risk sensitivity of the Company's interest rate-sensitive assets. The table shows the effect of a change in interest rates on the fair value of the portfolio using models that measure the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.
	Fair Values of Assets

	Changes in Interest Rates in Basis Points
	-100	0	+ 100	+ 200	+ 300

	(In thousands)

Debt and equity securities	$3,450,629	3,341,864	3,228,283	3,108,624	2,983,611
Mortgage loans	183,799	176,769	170,145	163,899	158,008
Policy loans	137,481	126,906	117,571	109,292	101,918
Other loans	40,212	38,476	36,850	35,327	33,897
Index options	5,058	5,209	5,353	5,502	5,652

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

Mortgage and other loans were modeled by discounting scheduled cash flows through the scheduled maturities of the loans, starting with interest rates currently being offered for similar loans to borrowers with similar credit ratings. Policy loans were modeled by discounting estimated cash flows using U.S. Treasury Bill interest rates as the base rates at December 31, 2002. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts and incorporate both Company experience and mortality assumptions associated with such contracts.

In addition to the securities analyzed above, the Company invests in index options which are derivative financial instruments used to hedge the equity return component of the Company's equity-indexed annuity and life products. The values of these options are primarily impacted by equity price risk, as the options' fair values are dependent on the performance of the S&P 500® Composite Stock Price Index (S&P 500 Index®). However, increases or decreases in investment returns from these options are substantially offset by corresponding increases or decreases in amounts paid to equity-indexed policyholders, subject to minimum guaranteed policy interest rates.

The Company's market risk liabilities, which include policy liabilities for investment annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described. As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of both a 100 basis point increase and decrease in the U.S. Treasury yield curve as of December 31, 2002. A 100 basis point interest rate decline would decrease net earnings for 2003 by approximately $445,000, based on the Company's projections. A 100 basis point increase in interest rates would increase net earnings by approximately $210,000, based on the Company's projections. These estimated impacts to earnings are net of tax effects and the estimated effects of deferred policy acquisition costs.

The above-described scenarios produce estimated changes in cash flows as well as cash flow reinvestment projections. Estimated cash flows in the Company's model assume cash flow reinvestments which are representative of the Company's current investment strategy. Calls and prepayments include scheduled maturities and those expected to occur which would benefit the security issuers. Assumed policy surrenders consider differences and relationships between credited interest rates and market interest rates as well as surrender charges on individual policies. The impact to earnings also includes the expected effects on amortization of deferred policy acquisition costs. The model considers only investment annuity and supplemental contracts in force at December 31, 2002, and does not consider new product sales or the possible impact of interest rate changes on sales.

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

A primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. The Company includes provisions within its annuity and universal life insurance policies, such as surrender charges, that help limit and discourage early withdrawals. Cash flow projections and cash flow tests under various market interest rate scenarios are also performed to assist in evaluating liquidity needs and adequacy. The Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $127 million, $142 million, and $139 million in 2002, 2001, and 2000, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $349 million, $162 million, and $113 million in 2002, 2001, and 2000, respectively. Cash flows from security maturities, redemptions, and prepayments were significantly higher in 2002 than 2001 due to the continual decline in interest rates from 2001 to 2002. These cash flow items could be reduced if interest rates rise in 2003. Net cash flows from the Company's universal life and investment annuity deposit product operations, totaled $142 million inflow in 2002 and $53 and $98 million outflow for 2001 and 2000 respectively. The net inflows are expected to continue in 2003.

Capital Resources

The Company relies on stockholders' equity for its capital resources as it has no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 2003.

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING STANDARDS

Critical Accounting Policies

Accounting policies discussed below are those considered critical to an understanding of the Company's financial statements.

Impairment of Investment Securities: The Company's accounting policy requires that a decline in the value of a security below its amortized cost basis be evaluated to determine if the decline is other than temporary. The primary factors considered in evaluating whether a decline in value for fixed income and equity securities is other than temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial conditions and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and interest payments, and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery. In addition, certain securitized financial assets with contractual cash flows are evaluated periodically by the Company to update the estimated cash flows over the life of the security. If the Company determines that the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the previous estimate, then an other than temporary impairment charge is recognized. When a security is deemed to be impaired a charge is recorded in net realized losses equal to the difference between the fair value and amortized cost basis of the security. Once an impairment charge has been recorded, the fair value of the impaired investment becomes its new cost basis and the Company continues to review the other than temporarily impaired security for appropriate valuation on an ongoing basis.

Deferred Acquisition Costs ("DAC"):  The Company is required to defer certain policy acquisition costs and amortize them over future periods. These costs include commissions and certain other expenses that vary with and are primarily associated with acquiring new business. The deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs. The DAC asset balance is subsequently charged to income over the lives of the underlying contracts in relation to the anticipated emergence of revenue or profits. Actual revenue or profits can vary from Company estimates resulting in increases or decreases in the rate of amortization. The Company regularly evaluates to determine if actual experience or other evidence suggests that earlier estimates should be revised. Assumptions considered significant include surrender and lapse rates, mortality, expense levels, investment performance, and estimated interest spread. Should the Company change its assumptions utilized to develop future revenues or profits (commonly referred to as "unlocking"), the Company would record a charge or credit to bring its DAC balance to the level it would have been using the new assumptions from the date of each policy.

DAC is also subject to periodic recoverability and loss recognition testing. These tests ensure that the present value of future contract-related cash flows will support the capitalized DAC balance. The present value of these cash flows, less the benefit reserve, is compared with the unamortized DAC balance and if the asset balance is greater, the deficiency is charged to expense as a component of amortization and the asset balance is reduced to the recoverable amount. For more information about accounting for DAC see Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

Future Policy Benefits:  Because of the long-term nature of insurance contracts, the Company is liable for policy benefit payments many years into the future. The liability for future policy benefits represents estimates of the present value of the Company's expected benefit payments, net of the related present value of future net premium collections. For traditional life insurance contracts, this is determined by standard actuarial procedures, using assumptions as to mortality (life expectancy), morbidity (health expectancy), persistency, and interest rates, which are based on the Company's experience with similar products. The assumptions used are those considered to be appropriate at the time the policies are issued. An additional provision is made on most products to allow for possible adverse deviation from the assumptions assumed. For universal life and investment annuity products, the Company's liability is the amount of the contract's account balance. Account balances are also subject to minimum liability calculations as a result of minimum guaranteed interest rates in the policies. While management and company actuaries have used their best judgment in determining the assumptions and in calculating the liability for future policy benefits, there is no assurance that the estimate of the liabilities reflected in the financial statements represents the Company's ultimate obligation. In addition, significantly different assumptions could result in materially different reported amounts. A discussion of the assumptions used to calculate the liability for future policy benefits is reported in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

Revenue Recognition:  Premium income for the Company's traditional life insurance contracts is generally recognized as the premium becomes due from policyholders. For investment annuity and universal life contracts, the amounts collected from policyholders are considered deposits and are not included in revenue. For these contracts, fee income consists of policy charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders' account balances which are recognized in the period the services are provided.

Investment activities of the Company are integral to its insurance operations. Since life insurance benefits may not be paid until many years into the future, the accumulation of cash flows from premium receipts are invested with income reported as revenue when earned. Anticipated yields on investments are reflected in premium rates, contract liabilities, and other product contract features. These anticipated yields are implied in the interest required on the Company's net insurance liabilities (future policy benefits less deferred acquisition costs) and contractual interest obligations in its insurance and annuity products. The Company benefits to the extent actual net investment income exceeds the required interest on net insurance liabilities and manages the rates it credits on its products to maintain the targeted excess or "spread" of investment earnings over interest credited. The Company will continue to be required to provide for future contractual obligations in the event of a decline in investment yield. For more information concerning revenue recognition, investment accounting, and interest sensitivity, please refer to Note 1, Summary of Significant Accounting Policies, and Note 3, Investments, in the Notes to Consolidated Financial Statements and the discussions under Investments in Item 7 of this report.

Other significant accounting policies, although not involving the same level of measurement uncertainties as those discussed above but nonetheless important to an understanding of the financial statements, are described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

Accounting Standards

For a discussion of recently issued accounting pronouncements, see Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The information called for by Item 7A is set forth in the Investments section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Attachment A, Index to Financial Statements and Schedules, on page ___.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

The following information as of January 31, 2003, is furnished with respect to each director. All terms expire in June of 2003.
	Principal Occupation During Last Five	First
Name of Director	Years and Directorships	Elected	Age

Robert L. Moody	Chairman of the Board and Chief Executive	1963	67
(1) (3)	Officer of the Company

Ross R. Moody	President and Chief Operating Officer of the	1981	40
(1) (3)	Company

Arthur O. Dummer	President, The Donner Company,	1980	69
(1) (2) (3)	Salt Lake City, Utah

Harry L. Edwards	Retired; Former President and Chief	1969	81
	Operating Officer of the Company,
	Austin, Texas

E. Douglas McLeod	Director of Development, The Moody	1979	61
	Foundation, Galveston, Texas

Charles D. Milos	Senior Vice President of the Company	1981	57
(1) (3)

Frances A. Moody	Executive Director,	1990	33
	The Moody Foundation,
	Dallas, Texas

Russell S. Moody	Investments, League City, Texas	1988	41

Louis E. Pauls, Jr.	President, Louis Pauls & Company;	1971	67
(2)	Investments, Galveston, Texas

E. J. Pederson	Executive Vice President,	1992	55
(2)	The University of Texas
	Medical Branch, Galveston, Texas

(1)   Member of Executive Committee;  (2)   Member of Audit Committee;  (3)   Member of Investment Committee.

Identification of Executive Officers

The following is a list of the Company's executive officers, their ages, and their positions and offices as of January 31, 2003.
Name of Officer	Age	Position (Year elected to position)

Robert L. Moody	67	Chairman of the Board and Chief Executive
		Officer (1963-1968, 1971-1980, 1981), Director

Ross R. Moody	40	President and Chief Operating Officer (1992), Director

Charles P. Baley	64	Senior Vice President - Information Services (1990)

Jay C. Bugg	47	Senior Vice President - Chief Marketing Officer (2002)

Richard M. Edwards	50	Senior Vice President - International Marketing (1990)

Paul D. Facey	51	Senior Vice President - Chief Actuary (1992)

Charles D. Milos	57	Senior Vice President - Investment Analyst (1990), Director

James P. Payne	58	Senior Vice President - Secretary (1998)

Brian M. Pribyl	44	Senior Vice President - Chief Financial & Administrative
		Officer and Treasurer (2001)

Patricia L. Scheuer	51	Senior Vice President - Chief Investment Officer (1992)

There are no arrangements or understandings pursuant to which any officer was elected. All officers hold office for a term of one year or until their successors are elected and qualified, unless otherwise specified by the Board of Directors.

Identification of Certain Significant Employees

None in addition to the Executive Officers identified above.

Family Relationships

Robert L. Moody is the father of Frances A. Moody, Ross R. Moody, and Russell S. Moody, and the brother-in-law of E. Douglas McLeod. Harry L. Edwards is the father of Richard M. Edwards.

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

Mr. Bugg was Vice President-Sales of Southland Life from 1986 to 1994; Vice President-Sales of Jefferson Pilot Financial from 1994 to 1998; and Managing Director of Allmerica Financial from 1998-2001. He joined the Company in 2001 as a Marketing Vice President and was promoted to the position shown during 2002.

Involvement in Certain Legal Proceedings

During the past five years there have been no criminal proceedings, judgments, injunctions or bankruptcy petitions material to an evaluation of the ability or integrity of any of the Company's directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table
			Annual Compensation		Long Term	All Other

Name and			Salary	Bonus	Compensation	Compensation
Principal Position		Year	(A)	(B)	(C)	(D)

1	Robert L. Moody	2002	$1,336,385	$-	-	$485,860
	Chairman of the Board	2001	1,282,663	-	12,500	470,305
	and Chief Executive Officer	2000	1,227,962	-	-	372,803

2	Ross R. Moody	2002	479,015	-	-	47,913
	President and Chief	2001	461,238	15,000	11,500	28,385
	Operating Officer	2000	450,418	-	-	26,145

3	Richard M. Edwards	2002	179,047	177,161	-	21,348
	Senior Vice President-	2001	174,402	77,738	1,300	15,112
	International Marketing	2000	168,212	64,038	-	13,919

4	Rodney K. Foster	2002	126,190	140,219	-	12,681
	Former Senior Vice President -	2001	140,340	138,942	1,500	64,737
	Chief Marketing Officer	2000	-	-	-	-

5	Jay C. Bugg	2002	125,638	118,500	-	11,307
	Senior Vice President -	2001	53,576	76,669	-	25,293
	Chief Marketing Officer	2000	-	-	-	-

6	Charles D. Milos	2002	208,799	10,000	-	12,179
	Senior Vice President -	2001	200,901	-	2,300	12,249
	Investment Analyst	2000	189,477	10,000	-	11,680

Notes to Summary Compensation Table:

(A) Salary includes directors' fees from National Western Life Insurance Company and its subsidiaries.

(B) Bonuses include employment and performance related bonuses which are occasionally granted.

(C) Represents number of securities underlying stock options granted under the National Western Life Insurance Company 1995 Stock and Incentive Plan.

(D) All other compensation includes primarily employer contributions made to the Company's 401(k) Plan and Non-Qualified Deferred Compensation Plan on behalf of the employee. In addition, this item also includes taxable income for Robert L. Moody of approximately $459,000, $396,000, and $348,000 in 2002, 2001, and 2000, respectively, related to life insurance benefits under policies owned by the Company on Mr. Moody's life which have been assigned to Mr. Moody by the Company. Further included are various expense allowances for Ross R. Moody in 2002 of approximately $19,000, reimbursement of moving expenses and related payroll taxes to Rodney K. Foster and Jay C. Bugg in 2001 of approximately $48,000 and $25,000, respectively, and payment of payroll taxes on certain benefits in 2001 for Robert L. Moody of approximately $48,000.

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

The Committee approved the issuance of nonqualified stock options to selected officers of the Company during 2001 totaling 44,043. Additionally, during 2001 the Committee granted 10,000 nonqualified, nondiscretionary stock options to Company directors. The directors' stock options vest 20% annually following one full year of service to the Company from the date of grant. The officers' stock options vest 20% annually following three full years of service to the Company from the date of grant. The exercise prices of the stock options were set at the fair market values of the common stock on the dates of grant. Nonqualified stock options were not issued in 2002 and 2000.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

For the year ended December 31, 2002, detailed below is stock option information for the Company's named executive officers:
			Number of
	Shares		Securities Underlying		Value of Unexercised
	Acquired		Unexercised Options		In-The-Money Options

	On	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

1 Robert L. Moody	-	$-	48,320	26,580	$1,869,445	$178,085

2 Ross R. Moody	1,300	95,866	14,228	19,700	376,345	77,710

3 Richard M. Edwards	-	-	3,600	4,200	75,925	36,356

4 Rodney K. Foster	-	-	-	-	-	-

5 Jay C. Bugg	-	-	-	-	-	-

6 Charles D. Milos	-	-	6,520	4,680	189,395	21,036

Long-Term Incentive Plan Awards Table

None.

Defined Benefit or Actuarial Plan Disclosure

The Company currently sponsors two employee defined benefit plans for the benefit of its employees and officers. A brief description and formulas by which benefits are determined for each of the plans are detailed as follows:

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

Non-Qualified Defined Benefit Plan - This plan covers the Chairman of the Company, the President of the Company, those officers who were in the position of senior vice president or above prior to 1991, and other employees who have been designated by the President of the Company as being in the class of persons who are eligible to participate in the plan. This plan provides benefits based on the participants years of service and compensation. However, no minimum funding standards are required.

The benefit to be paid pursuant to this Plan to a Participant who retires at his normal retirement date other than the current Chairman of the Company shall be equal to (a) minus (b) minus (c) where:

(a)  is the benefit which would have been payable at the participant's normal retirement date under the terms of the Qualified Defined Benefit Plan as of December 31, 1990, as if that Plan had continued without change and without regard to Internal Revenue code Section 401(a) (17) and 415 limits, and,

(b)  is the benefit which actually becomes payable under the terms of the Qualified Defined Benefit Plan at the participant's normal retirement date, and,

(c)  is the actuarially equivalent life annuity which may be provided by an accumulation of 2% of the participant's compensation for each year of service on or after January 1, 1991, accumulated at an assumed interest rate of 8.5% to normal retirement date.

The current Chairman of the Company, Robert L. Moody, is receiving in-service benefits from this plan. The benefit that Mr. Moody began receiving as of his normal retirement date pursuant to the plan was equal to (a) minus (b) minus (c) where:

(a)  was his years of service (up to 45), multiplied by 1.66667%, and then multiplied by the excess of his eligible compensation over his primary social security benefit under the terms of the Qualified Defined Benefit Plan as of December 31, 1990, as if that Plan had continued without change and without regard to Internal Revenue code Section 401(a) (17) and 415 limits, and,

(b)  was the benefit actually payable to him under the terms of the Qualified Defined Benefit Plan, and,

(c)  was the actuarially equivalent life annuity which may have been provided by an accumulation of 2% of his compensation for each year of service on or after January 1, 1991, accumulated at an assumed interest rate of 8.5% to his normal retirement date. This benefit was, and will continue to be, increased for additional service and changes in eligible compensation as Mr. Moody continues employment.

The estimated annual benefits payable to the named executive officers upon retirement, at normal retirement age, or, in the case of Robert L. Moody, currently being paid, for the Company's defined benefit plans are as follows:
	Estimated Annual Benefits

	Qualified	Non-Qualified
	Defined	Defined
Name	Benefit Plan	Benefit Plan	Totals

1 Robert L. Moody	$132,659	618,899	751,558

2 Ross R. Moody	108,618	-	108,618

3 Richard M. Edwards	77,624	45,986	123,610

4 Rodney K. Foster	-	-	-

5 Jay C. Bugg	59,201	-	59,201

6 Charles D. Milos	54,900	25,820	80,720

In 2002, amendments were made to the Non-Qualified Defined Benefit Plan to allow an additional employee to participate and to change the benefit formula for the Chairman of the Company, resulting in a higher benefit amount. National Western retains a contingent liability with respect to any modifications to the benefit formula.

Compensation of Directors

All directors of the Company currently receive $19,800 a year and $500 for each board meeting attended. They are also reimbursed for actual travel expenses incurred in performing services as directors. An additional $500 is paid for each committee meeting attended. However, a director attending multiple meetings on the same day receives only one meeting fee. The amounts paid pursuant to these arrangements are included in the summary compensation table of this item. The directors and their dependents are also insured under the Company's group insurance program.

Directors of the Company, other than Compensation and Stock Option Committee members, are eligible for restricted stock awards, incentive awards, and performance awards under the National Western Life Insurance Company 1995 Stock and Incentive Plan. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. No awards were granted in 2002.

Directors of the Company's subsidiary, NWL Investments, Inc., receive $250 annually. Nonemployee directors of the Company's subsidiary, NWL Services, Inc., receive $1,000 per board meeting attended. Directors of the Company's downstream subsidiaries, Regent Care General Partner, Inc., and Regent Care Operations General Partner, Inc., receive $250 per board meeting attended. Directors of the Company's downstream subsidiary, Regent Care Limited Partner, Inc. receive $500 per board meeting attended.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Richard M. Edwards, a named executive officer, had a bonus compensation contract with the Company during 2002. The contract consisted of several components in which certain levels of Company performance relating to life insurance persistency rates, life insurance premiums, and related expenses were required in order to earn bonuses. Compensation bonuses paid to Mr. Edwards are disclosed in the summary compensation table of this item.

Rodney K. Foster, also a named executive officer, had a bonus compensation agreement with the Company during 2002. The agreement consisted of several components in which certain levels of Company performance relating to life insurance and annuity contract persistency rates, life insurance premiums, annuity contract deposits, and related expenses were required in order to earn bonuses. Mr. Foster left the Company in August of 2002. Compensation bonuses paid to Mr. Foster prior to his departure are disclosed in the summary compensation table of this item.

Jay C. Bugg, also a named executive officer, had a bonus compensation agreement with the Company during 2002. The agreement consisted of several components in which certain levels of Company performance relating to life insurance and annuity contract persistency rates, life insurance premiums, annuity contract deposits, and related expenses were required in order to earn bonuses. Compensation bonuses paid to Mr. Bugg are disclosed in the summary compensation table of this item.

Report on Repricing of Options/SARs

None.

Compensation Committee Interlocks and Insider Participation

The Company's Board of Directors performs the functions of an executive compensation committee. The Board is responsible for developing and administering the policies that determine executive compensation. Additionally, a separate Compensation and Stock Option Committee, comprised of outside directors, determines compensation for the three highest-paid Company executives. The committee also performs various projects relating to executive compensation at the request of the Board of Directors. Those directors serving on the committee include Arthur O. Dummer, Harry L. Edwards, and E. J. Pederson.

Mr. Robert Moody, Mr. Ross Moody, and Mr. Charles Milos serve as directors and also serve as officers and employees of National Western Life Insurance Company. Mr. Ross Moody serves as an officer and director of the Company's wholly owned subsidiaries, The Westcap Corporation, NWL 806 Main, Inc., NWL Investments, Inc., NWL Properties, Inc., NWL Financial, Inc., NWL Services, Inc., Regent Care Limited Partner, Inc., and Regent Care Operations Limited Partner, Inc. Mr. Charles Milos serves as an officer and director of The Westcap Corporation, Regent Care General Partner, Inc., and Regent Care Operations General Partner, Inc. and as an officer of NWL 806 Main, Inc., NWL Investments, Inc., NWL Properties, Inc., NWL Financial, Inc., NWL Services, Inc., Regent Care Limited Partner, Inc., and Regent Care Operations Limited Partner, Inc. Mr. Robert Moody is an officer of NWL Services, Inc. Mr. Harry Edwards serves as a director and was formerly an officer of National Western Life Insurance Company. Mr. Arthur Dummer is an officer and director of NWL Services, Inc., and Regent Care Operations General Partner, Inc., and a director of Regent Care General Partner, Inc. The Donner Company, 100% owned by Mr. Dummer was paid $116,000 in 2002 pursuant to an agreement between The Donner Company and a reinsurance intermediary relating to a reinsurance contract between the Company and certain life insurance reinsurers.

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

As previously described, a separate Compensation and Stock Option Committee, comprised of outside directors, determines compensation for the three highest-paid Company executives. The policies used by the Compensation and Stock Option Committee in determining compensation are similar to those described above for all other Company executives.

Performance Graph

The following graph compares the change in the Company's cumulative total stockholder return on its common stock with the Nasdaq - U.S. Companies Index and the Nasdaq Insurance Stock Index. The graph assumes that the value of the Company's common stock and each index was $100 at December 31, 1997, and that all dividends were reinvested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

Set forth below is certain financial information concerning persons who are known by the Company to own beneficially more than 5% of any class of the Company's common stock on December 31, 2002:
Name and Address	Title	Amount and Nature	Percent
of	of	of	of
Beneficial Owners	Class	Beneficial Ownership	Class

Robert L. Moody	Class A Common	1,159,096	34.86%
2302 Post Office Street, Suite 702	Class B Common	198,074	99.04%
Galveston, Texas

Westport Asset Management, Inc.	Class A Common	321,700	9.68%
253 Riverside Avenue
Westport, Connecticut

Tweedy Browne Company	Class A Common	296,204	8.91%
350 Park Avenue
New York, New York

FMR Corp.	Class A Common	237,517	7.14%
82 Devonshire Street
Boston, Massachusetts

Article Four of the Articles of Incorporation of the Company provides that the Class A stockholders have the exclusive right to elect one-third (1/3) of the members of the Board of Directors, plus one director for any remaining fraction, and the Class B stockholders have the exclusive right to elect the remaining members of the Board of Directors. In view of Robert L. Moody's ownership of more than 99% of the Class B stock outstanding, as well as Mr. Moody's ownership of approximately 35% of the Class A stock outstanding (see Security Ownership table above), Mr. Moody holds the voting power to elect a majority of the members of the Board of Directors. The Company is considered to be a controlled company, and Mr. Moody is the controlling stockholder.

Security Ownership of Management

The following table sets forth as of December 31, 2002, information concerning the beneficial ownership of the Company's common stock by all directors, named executive officers, and all directors and executive officers of the Company as a group:
	Title		Percent
Directors	of	Amount and Nature of	of
and Officers	Class	Beneficial Ownership	Class

Directors and Named Executive Officers:
Robert L. Moody	Class A Common	1,159,096	34.86%
	Class B Common	198,074	99.04%

Ross R. Moody	Class A Common*	625.02%
	Class B Common*	482.24%

Charles D. Milos	Class A Common	528.02%
	Class B Common	-	-

Directors:
Arthur O. Dummer	Class A Common	310.01%
	Class B Common	-	-

Harry L. Edwards	Class A Common	20	-
	Class B Common	-	-

E. Douglas McLeod	Class A Common	10	-
	Class B Common	-	-

Frances A. Moody	Class A Common	1,850.06%
	Class A Common*	625.01%
	Class B Common*	482.24%

Russell S. Moody	Class A Common	1,850.06%
	Class A Common*	625.01%
	Class B Common*	482.24%

Louis E. Pauls, Jr.	Class A Common	10	-
	Class B Common	-	-

E. J. Pederson	Class A Common	100	-
	Class B Common	-	-

Named Executive Officers:
Jay C. Bugg	Class A Common	-	-
	Class B Common	-	-

Richard M. Edwards	Class A Common	303.01%
	Class B Common	-	-

Rodney K. Foster	Class A Common	-	-
	Class B Common	-	-

Directors and Executive	Class A Common	1,166,784	35.09%
Officers as a Group	Class B Common	199,520	99.76%

* Shares are owned indirectly through the Three R Trusts. The Three R Trusts are four Texas trusts for the benefit of the children of Mr. Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody). The Three R Trusts own a total of 2,500 Class A common stock shares and 1,926 Class B common stock shares.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Robert L. Moody, Jr. (Mr. Moody, Jr.) is the son of Robert L. Moody, the Company's Chairman and Chief Executive Officer, and is the brother of Ross R. Moody, the Company's President and Chief Operating Officer, and of Russell S. Moody and Frances A. Moody who serve as directors of National Western. Mr. Moody, Jr. holds an agency marketing position as an employee of the Company. In addition, Mr. Moody, Jr. wholly owns an insurance marketing organization that maintains an agency contract with National Western pursuant to which agency commissions are paid in accordance with the Company's standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are paid in accordance with standard commission schedules. In 2002, commissions paid under these agency contracts aggregated $348,689. In conjunction with these agency contracts, Mr. Moody, Jr. may be eligible to attend Company sales conferences and functions based upon meeting published minimum levels of qualifying sales production. Mr. Moody, Jr. also serves as the agent of record for the Company's self-insured health plan and provides utilization review services to the plan through a wholly owned utilization review company. In 2002, amounts paid to Mr. Moody, Jr. pertaining to the Company's health plan approximated $18,000.

Arthur O. Dummer, a director of National Western, wholly owns The Donner Company. During 2002, The Donner Company was paid $116,000 pursuant to an agreement with a reinsurance intermediary relating to a reinsurance contract between the Company and certain life insurance reinsurers.

During 2002, management fees totaling $242,817 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to a downstream nursing home subsidiary of National Western. RMS is owned by general partner RCC Management Services, Inc. ("RCC") and several limited partners. Jay W. Balentine, the step son-in-law of Robert L. Moody, has a 19.8% limited partnership interest in RMS as well as a 20.0% ownership position in RCC. Mr. Balentine also serves as the president of RCC. The Three R Trusts, four Texas trusts for the benefit of the children of Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody) also has a limited partnership interest in RMS.

The Company holds as a common stock investment approximately 9.8% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2002. Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 97% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). The Company utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to the Company's defined benefit and contribution plans. Robert L. Moody serves as Chairman of the Board and Chief Executive Officer of MNB. The ultimate controlling person of MNB is the Three R Trusts. During 2002, fees totaling $138,600 were paid to MNB with respect to these services.

Indebtedness of Management

The Company holds two mortgage loans issued to Gal-Tex Hotel Corporation, which is owned 50.2% by the Libbie Shearn Moody Trust, 34% by The Moody Foundation, and 15.8% by Moody Endowment, a non-profit 501(c)(3) company. The Moody Foundation is a private charitable foundation governed by a Board of Trustees consisting of three members, two of which are Robert L. Moody and Ross R. Moody. The first mortgage loan, originated in 1988, is secured by hotel property in Tennessee and had a balance of $1,857,486 at December 31, 2002. Its interest rate is 8.00% and is scheduled to mature in May 2003. The second mortgage loan, originated in 1994, is secured by hotel property in Texas and had a balance of $7,019,924 at December 31, 2002. Its interest rate is 8.75% and is scheduled to mature in October 2004. Each of these loans is current as to principal and interest payments.

NWL Services, Inc., a wholly owned subsidiary of the Company, is the beneficial owner of a life interest (1/8 share) in the trust estate of Libbie Shearn Moody. The trustee of this estate is MNB.

ITEM 14. CONTROLS AND PROCEDURES

In order to ensure that the information that the Company must disclose in its filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company has adopted disclosure controls and procedures. Within the 90 day period prior to filing this report, the Company's Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14 (c) and concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes made in internal controls, or other factors that could significantly affect internal controls, subsequent to the date of evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
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

(a) 3.  Listing of Exhibits

The exhibits listed below, as part of Form 10-K, are numbered in accordance with the numbering used in Item 601 of regulation S-K of The Securities and Exchange Commission.
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

Exhibit 10(y)	-	Employment letter to Rodney K. Foster, dated December 28, 2000 (incorporated by reference to Exhibit 10(y) to the Company=s Form 10-K for the year ended December 31, 2001).

Exhibit 10(z)	-

Fifth Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective January 1, 2001 (incorporated by reference to Exhibit 10(z) to the Company=s Form 10-K for the year ended December 31, 2001).

Exhibit 10(aa)	-	Employment letter to Brian M. Pribyl, dated March 23, 2001 (incorporated by reference to Exhibit 10(aa) to the Company=s Form 10-K for the year ended December 31, 2001).

Exhibit 10(ab)	-

Employee Retirement Agreement, with exhibits, by and between National Western Life Insurance Company and Robert L. Busby, III, executed April 19, 2001 (incorporated by reference to Exhibit 10(ab) to the Company=s Form 10-K for the year ended December 31, 2001).

Exhibit 10(ac)	-

Modification of Employee Retirement Agreement by and between National Western Life Insurance Company and Robert L. Busby, III, executed on January 23, 2002 (incorporated by reference to Exhibit 10(ac) to the Company=s Form 10-K for the year ended December 31, 2001).

Exhibit 10(ad)	-

Supplement to exchange agreement by and between National Western Life Insurance Company and Alternative Benefit Management, Inc., executed on April 12, 1002. (incorporated by reference to Exhibit 10(ad) to the Company's Form 10-Q for the quarter ended September 30, 2002).

Exhibit 10(ae)	-

Sixth Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective August 23, 2002. (incorporated by reference to Exhibit 10(ae) to the Company's Form 10-Q for the quarter ended September 30, 2002).

Exhibit 10(af)	-

Seventh Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective October 18, 2002. (incorporated by reference to Exhibit 10(af) to the Company's Form 10-Q for the quarter ended September 30, 2002).

Exhibit 10(ag)	-

Bonus program by and between National Western Life Insurance Company and Domestic Marketing officers of National Western Life Insurance Company for the year ending December 31, 2002. (incorporated by reference to Exhibit 10(ag) to the Company's Form 10-Q for the quarter ended September 30, 2002).

Exhibit 10(ah)	-

Bonus program by and between National Western Life Insurance Company and International Marketing Officers of National Western Life Insurance Company for the year ending December 31, 2002. (incorporated by reference to Exhibit 10(ah) to the Company's Form 10-Q for the quarter ended September 30, 2002).

Exhibit 10(ai)	-	Eighth Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective January 1, 2003.

Exhibit 16	-	Letter Regarding Change In Certifying Accountant (incorporated by reference to Exhibit 10(s) to the Company=s Form 10-K for the year ended December 31, 2000).

Exhibit 21	-	Subsidiaries of the Registrant.

Exhibit 23(a)	-	Consent of Deloitte & Touche LLP, for the years ended December 31, 2002 and 2001.

Exhibit 23(b)	-	Consent of KPMG LLP, for the year ended December 31, 2000.

Exhibit 99(a)	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99(b)	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

(c) Exhibits

Exhibits required by Regulation S-K are listed as to location in the Listing of Exhibits in Item 15.(a)3. above. Exhibits not referred to have been omitted as inapplicable or not required.

(d) Financial Statement Schedules

The financial statement schedules required by Regulation S-K are listed as to location in Attachment A, Index to Financial Statements and Schedules, on page ___ of this report.
ATTACHMENT A

Index to Financial Statements and Schedules

Page

Independent Auditors' Report - Deloitte & Touche LLP

Independent Auditors' Report - KPMG LLP

Consolidated Balance Sheets, December 31, 2002 and 2001

Consolidated Statements of Earnings for the years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

Notes to Consolidated Financial Statements

Schedule I - Summary of Investments Other Than Investments in Related Parties, December 31, 2002

Schedule V - Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001, and 2000

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the consolidated financial statements or notes.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
National Western Life Insurance Company
Austin, Texas

We have audited the accompanying consolidated balance sheets of National Western Life Insurance Company and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the accompanying Index as of and for the years ended December 31, 2002 and 2001. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Western Life Insurance Company and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
March 21, 2003
Fort Worth, Texas

INDEPENDENT AUDITORS' REPORT

The Board Directors and Stockholders
National Western Life Insurance Company
Austin, Texas

We have audited the consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows of National Western Life Insurance Company and subsidiaries (Company) for the year ended December 31, 2000 In connection with our audits of the consolidated financial statements, we also have audited Schedule V - Valuation and Qualifying Accounts for the year ended December 31, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of National Western Life Insurance Company and subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Austin, Texas
March 5, 2001
NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
(In thousands)

ASSETS	2002	2001

Cash and investments:
Securities held to maturity, at amortized cost
(fair value: $2,303,296 and $2,128,586)	$2,161,951	2,059,146
Securities available for sale, at fair value
(cost: $1,018,462 and $927,855)	1,038,568	925,975
Mortgage loans, net of allowance for possible
losses ($660 and $2,115)	168,634	185,057
Policy loans	92,714	97,019
Index options	5,209	6,288
Other long-term investments	64,988	51,021
Cash and short-term investments	85,544	10,203

Total cash and investments	3,617,608	3,334,709

Deferred policy acquisition costs	442,266	401,380
Accrued investment income	49,485	49,537
Federal income tax receivable	513	1,284
Other assets	27,375	21,090

	$4,137,247	3,808,000

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
(In thousands except share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	2002	2001

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$143,877	146,891
Universal life and investment annuity contracts	3,305,088	3,039,056
Other policyholder liabilities	43,652	38,655
Federal income tax liability:
Current	-	3,581
Deferred	4,746	263
Other liabilities	32,678	20,166

Total liabilities	3,530,041	3,248,612

COMMITMENTS AND CONTINGENCIES (Notes 4, 7, and 9)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,324,937
and 3,314,947 shares issued and outstanding in 2002 and 2001	3,325	3,315
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2002 and 2001	200	200
Additional paid-in capital	26,759	25,921
Accumulated other comprehensive income	9,038	4,134
Retained earnings	567,884	525,818

Total stockholders' equity	607,206	559,388

	$4,137,247	3,808,000

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2002, 2001, and 2000
(In thousands except per share amounts)

	2002	2001	2000

Premiums and other revenue:
Life and annuity premiums	$13,918	14,013	17,615
Universal life and investment annuity
contract revenues	76,173	75,026	82,742
Net investment income	236,714	234,866	210,654
Other income	6,726	6,247	946
Realized losses on investments	(16,144)	(27,046)	(19,242)

Total premiums and other revenue	317,387	303,106	292,715

Benefits and expenses:
Life and other policy benefits	31,299	31,715	35,078
Amortization of deferred policy acquisition costs	35,799	27,424	47,948
Universal life and investment annuity contract interest	150,479	144,516	137,711
Other operating expenses	36,938	31,681	29,427

Total benefits and expenses	254,515	235,336	250,164

Earnings before Federal income taxes and cumulative
effect of change in accounting principle	62,872	67,770	42,551
Federal income taxes	20,806	23,185	14,011

Earnings before cumulative effect of change in
accounting principle	42,066	44,585	28,540
Cumulative effect of change in accounting for
equity-indexed annuities, net of $1,149
of Federal income taxes	-	2,134	-

Net earnings	$42,066	46,719	28,540

Basic Earnings Per Share:
Earnings before cumulative effect of change
in accounting principle	$11.94	12.70	8.15
Cumulative effect of change in accounting
for equity-indexed annuities	-	0.61	-

Net earnings	$11.94	13.31	8.15

Diluted Earnings Per Share:
Earnings before cumulative effect of change
in accounting principle	$11.84	12.59	8.11
Cumulative effect of change in accounting
for equity-indexed annuities	-	0.60	-

Net earnings	$11.84	13.19	8.11

See accompanying notes to consolidated financial statements.
NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2002, 2001, and 2000
(In thousands)

	2002	2001	2000

Net earnings	$42,066	46,719	28,540

Other comprehensive income (loss), net of effects of
deferred policy acquisition costs and taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)
arising during period	(3,977)	3,250	(57)
Reclassification adjustment for net losses
included in net earnings	11,165	16,412	6,809
Amortization of net unrealized losses (gains)
related to transferred securities	85	(176)	(581)
Unrealized losses on securities transferred
during period from available for sale
to held to maturity	-	(647)	-
Unrealized losses on securities transferred during
period from held to maturity to available for sale	(1,358)	-	(11,041)
Cumulative effect of change in accounting
principle - transfers of securities from held
to maturity to available for sale upon adoption
of Statement of Financial Accounting
Standards No. 133	-	(5,148)	-

Net unrealized gains (losses) on securities	5,915	13,691	(4,870)

Foreign currency translation adjustments	212	(574)	765

Minimum pension liability adjustment	(1,223)	(1,312)	-

Other comprehensive income (loss)	4,904	11,805	(4,105)

Comprehensive income	$46,970	58,524	24,435

See accompanying notes to consolidated financial statements.
NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2002, 2001, and 2000
(In thousands)

	2002	2001	2000

Common stock:
Balance at beginning of year	$3,515	3,504	3,501
Shares exercised under stock option plan	10	11	3

Balance at end of year	3,525	3,515	3,504

Additional paid-in capital:
Balance at beginning of year	25,921	25,174	25,028
Shares exercised under stock option plan	838	747	146

Balance at end of year	26,759	25,921	25,174

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on securities:
Balance at beginning of year	2,409	(11,282)	(6,412)
Change in unrealized gains (losses) during period	5,915	13,691	(4,870)

Balance at end of year	8,324	2,409	(11,282)

Foreign currency translation adjustments:
Balance at beginning of year	3,037	3,611	2,846
Change in translation adjustments during period	212	(574)	765

Balance at end of year	3,249	3,037	3,611

Minimum pension liability adjustment:
Balance at beginning of year	(1,312)	-	-
Change in minimum pension liability
adjustment during period	(1,223)	(1,312)	-

Balance at end of year	(2,535)	(1,312)	-

Accumulated other comprehensive
income (loss) at end of year	9,038	4,134	(7,671)

Retained earnings:
Balance at beginning of year	525,818	479,099	450,559
Net earnings	42,066	46,719	28,540

Balance at end of year	567,884	525,818	479,099

Total stockholders' equity	$607,206	559,388	500,106

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002, 2001, and 2000
(In thousands)

	2002	2001	2000

Cash flows from operating activities:
Net earnings	$42,066	46,719	28,540
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Universal life and investment annuity
contract interest	150,479	144,516	137,711
Surrender charges and other policy revenues	(29,073)	(32,472)	(42,485)
Realized losses on investments	16,144	27,046	19,242
Accrual and amortization of investment income	(7,510)	(6,650)	(4,873)
Depreciation and amortization	1,482	1,293	1,188
Decrease (increase) in value of index options	(1,448)	(12,182)	26,349
Increase in deferred policy acquisition costs	(54,409)	(22,985)	(11,642)
Decrease (increase) in accrued investment income	52	(1,272)	(509)
Increase in other assets	(6,506)	(1,029)	(2,572)
Decrease in liabilities for future policy benefits	(2,339)	(3,510)	(5,428)
Increase in other policyholder liabilities	4,997	5,015	9,537
Increase (decrease) in Federal income tax liability	(2,044)	1,532	(14,217)
Increase (decrease) in other liabilities	12,448	(986)	(960)
Cumulative effect of change in accounting for
equity-indexed annuities, before taxes	-	(3,283)	-
Other	2,372	638	(764)

Net cash provided by operating activities	126,711	142,390	139,117

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	-	-	-
Securities available for sale	40,485	73,897	42,206
Other investments	1,756	4,577	7,171
Proceeds from maturities and redemptions of:
Securities held to maturity	278,537	76,789	47,473
Securities available for sale	55,544	59,200	37,879
Index options	15,086	26,382	27,450
Purchases of:
Securities held to maturity	(404,524)	(212,477)	(118,069)
Securities available for sale	(172,330)	(116,729)	(25,929)
Other investments	(26,663)	(35,796)	(35,660)
Principal payments on mortgage loans	28,708	21,574	26,276
Cost of mortgage loans acquired	(14,045)	(9,418)	(40,661)
Decrease in policy loans	4,305	9,801	6,353
Other	(760)	(581)	(6,957)

Net cash used in investing activities	(193,901)	(102,781)	(32,468)

	(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Years Ended December 31, 2002, 2001, and 2000
(In thousands)

	2002	2001	2000

Cash flows from financing activities:
Deposits to account balances for universal life
and investment annuity contracts	$464,147	315,526	349,093
Return of account balances on universal life
and investment annuity contracts	(322,224)	(368,052)	(447,128)
Issuance of common stock under stock option plan	686	547	100

Net cash provided by (used in) financing activities	142,609	(51,979)	(97,935)

Effect of foreign exchange	(78)	(92)	(59)

Net increase (decrease) in cash and
short-term investments	75,341	(12,462)	8,655
Cash and short-term investments at
beginning of year	10,203	22,665	14,010

Cash and short-term investments at end of year	$85,544	10,203	22,665

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$52	135	388
Income taxes	20,902	20,142	28,228

Noncash investing activities:
Foreclosed mortgage loans	$2,531	-	3,111
Mortgage loans originated to facilitate
the sale of real estate	-	57	-

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

(C) Investments - Investments in debt securities the Company purchases with the intent to hold to maturity are classified as securities held to maturity. The Company has the ability to hold the securities, as it would be unlikely that forced sales of securities would be required prior to maturity to cover payments of liabilities. As a result, securities held to maturity are carried at amortized cost less declines in value that are deemed other than temporary.

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

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. For mortgage-backed and asset-backed securities, the effective interest method is used based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied at the time of acquisition. This adjustment is reflected in net investment income. Refer to EITF 99-20 under (L) of this section for accounting guidance related to certain asset-backed securities.

Realized gains and losses for securities available for sale and securities held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold. A decline in the fair value below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

Mortgage loans and other long-term investments are stated at cost, less unamortized discounts, deferred fees, and allowances for possible losses. Policy loans are stated at their aggregate unpaid balances. Real estate is stated at the lower of cost or fair value less estimated costs to sell.

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

(D) Cash Equivalents - For purposes of the consolidated statements of cash flows, the Company considers all short-term investments with a maturity at the date of purchase of three months or less to be cash equivalents.

(E) Derivative Financial Instruments - The Company purchases over-the-counter index options, which are derivative financial instruments, to hedge the equity return component of its equity-indexed annuity and life products. The index options act as hedges to match closely the returns on the S&P 500® Composite Stock Price Index which may be paid to policyholders. As a result, changes to policyholders' liabilities are substantially offset by changes in the value of the options. Cash is exchanged upon purchase of the index options and no principal or interest payments are made by either party during the option periods. Upon maturity or expiration of the options, cash is paid to the Company based on the S&P 500® performance and terms of the contract.

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

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings. In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which may further reduce the Company's credit exposure. At December 31, 2002 and 2001, the fair values of index options owned by the Company totaled $5,209,000 and $6,288,000, respectively.

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

(G) Deferred Federal Income Taxes - Federal income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance for deferred tax assets is provided if all or some portion of the deferred tax asset may not be realized. An increase or decrease in a valuation allowance that results from a change in circumstances that affects the realizability of the related deferred tax asset is included in income in the period the change occurs.

(H) Depreciation of Property, Equipment, and Leasehold Improvements - Depreciation is based on the estimated useful lives of the assets and is calculated on the straight-line and accelerated methods. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

(I) Classification - Certain reclassifications have been made to the prior years to conform to the reporting categories used in 2002.

(J) Statutory Information - Domiciled in Colorado, the Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Colorado Division of Insurance. The Company adopted the provisions of the National Association of Insurance Commissioners' ("NAIC") Codification of Statutory Accounting Practices as enacted by the Colorado Division of Insurance for the preparation of statutory financial statements effective January 1, 2001. The adoption of the new accounting principles had the effect of increasing statutory surplus at January 1, 2001 by $3,881,000, which related primarily to accounting principles regarding deferred income taxes.

The following are major differences between GAAP and accounting practices prescribed or permitted by the Colorado Division of Insurance:

1.  The Company accounts for universal life and investment annuity contracts based on the provisions of SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The basic effect of the statement with respect to certain long-duration contracts is that deposits for universal life and investment annuity contracts are not reflected as revenues, and surrenders and certain other benefit payments are not reflected as expenses. However, only those contracts with no insurance risk qualify for such treatment under statutory accounting practices. For all other contracts, statutory accounting practices do reflect such items as revenues and expenses.

A summary of direct premiums and deposits collected is provided below:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)

Investment annuity deposits	$434,442	296,466	329,002
Universal life insurance deposits	87,984	71,804	70,514
Traditional life and other premiums	14,867	14,982	18,105

Totals	$537,293	383,252	417,621

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

A summary of information relative to deferred policy acquisition costs is provided in the table below:
	Years Ended December 31,

	2002	2001	2000

	(In thousands)

Deferred policy acquisition costs, beginning of year	$401,380	394,198	369,665

Policy acquisition costs deferred:
Agents= commissions	85,398	48,439	57,426
Other	4,507	1,970	2,164

Total costs deferred	89,905	50,409	59,590

Amortization of deferred policy acquisition costs	(35,799)	(27,424)	(47,948)
Adjustments for unrealized gains and
losses on investment securities	(13,220)	(15,803)	12,891

Deferred policy acquisition costs, end of year	$442,266	401,380	394,198

3.  Under GAAP, the liability for future policy benefits on traditional products has been calculated by the net level method using assumptions as to future mortality (based on the 1965-1970 and 1975-1980 Select and Ultimate mortality tables), interest ranging from 4% to 8%, and withdrawals based on Company experience. For universal life and investment annuity contracts, the liability for future policy benefits represents the account balance. Equity-indexed products combine features associated with traditional fixed annuities and universal life contracts, with the option to have interest rates linked in part to an equity-index like the S&P 500 Index®. In accordance with SFAS No. 133, the equity return component of such policy contracts must be identified separately and accounted for as embedded derivatives. The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity or universal life contracts. The host contracts are accounted for under provisions of SFAS No. 97 that requires debt instrument type accounting. The host contracts are recorded as discounted debt instruments that are accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates. The embedded derivatives are recorded at fair values. For statutory accounting purposes, liabilities for future policy benefits for life insurance policies are calculated by the net level premium method or the commissioners reserve valuation method. Future policy benefit liabilities for annuities are calculated based on the continuous commissioners annuity reserve valuation method and provisions of Actuarial Guidelines 33 and 35.

4.  Deferred Federal income taxes are provided for temporary differences which are recognized in the consolidated financial statements in a different period than for Federal income tax purposes. Deferred taxes are also recognized in statutory accounting practices however, there are limitations as to the amount of deferred tax assets that may be reported as admitted assets.

5.  For statutory accounting purposes, debt securities are recorded at amortized cost, except for securities in or near default, which are reported at market value. Under GAAP they are carried at amortized cost or fair value based on their classification as either held to maturity or available for sale.

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

8.  The recorded value of the life interest in the Libbie Shearn Moody Trust (the Trust) is reported at its initial valuation, net of accumulated amortization, under GAAP. The initial valuation was based on the assumption that the Trust would provide certain income to the Company at an assumed interest rate and is being amortized over 53 years, the life expectancy of Mr. Robert L. Moody at the date he contributed the life interest to the Company. For statutory accounting purposes, the life interest has been valued at $26,400,000, which was computed as the present value of the estimated future income to be received from the Trust. However, this amount was amortized to a valuation of $12,775,000 over a seven-year period ended December 31, 1999, in accordance with Colorado Division of Insurance permitted accounting requirements. Prescribed statutory accounting practices provide no accounting guidance for such asset. The statutory admitted value of this life interest at December 31, 2002, is $12,775,000 in comparison to a carrying value of $3,164,000 in the accompanying consolidated financial statements.

9.  Reconciliations of statutory capital and surplus, as included in the annual statements filed with the Colorado Division of Insurance, to total stockholders' equity as reported in the accompanying consolidated financial statements prepared under GAAP are as follows:
	Stockholders' Equity
	as of December 31,

	2002	2001	2000

	(In thousands)

Statutory equity	$452,529	431,256	396,277
Adjustments:
Difference in valuation of investment in
the Libbie Shearn Moody Trust	(9,611)	(9,311)	(9,014)
Deferral of policy acquisition costs	442,266	401,380	394,198
Adjustment of future policy benefits	(315,107)	(275,192)	(265,365)
Difference in deferred Federal income taxes	(9,268)	(4,494)	3,576
Adjustment of securities available for sale to fair value	14,221	(8,258)	(45,419)
Reversal of asset valuation reserve	21,643	12,490	11,880
Reversal of interest maintenance reserve	7,974	9,223	10,578
Reinstatement of other nonadmitted assets	6,498	3,259	2,140
Valuation allowances on investments	(2,986)	(3,063)	2,282
Other, net	(953)	2,098	(1,027)

GAAP equity	$607,206	559,388	500,106

10.  Reconciliations of statutory net earnings, as included in the annual statements filed with the Colorado Division of Insurance, to the respective amounts as reported in the accompanying consolidated financial statements prepared under GAAP are as follows:
	Net Earnings for the
	Years Ended December 31,

	2002	2001	2000

	(In thousands)

Statutory net earnings	$14,749	37,092	40,047
Adjustments:
Subsidiary earnings before deferred
Federal income taxes and intercompany eliminations	5,513	5,056	2,719
Net deferral of policy acquisition costs	54,409	25,903	11,642
Adjustment of future policy benefits	(40,593)	(9,714)	(13,478)
Benefit (provision) for deferred Federal income taxes	(1,529)	2,516	6,025
Valuation allowances and other than temporary
impairment writedowns on investments	10,271	(16,601)	(13,692)
Tax expense recorded in statutory surplus	-	-	(511)
Decrease in interest maintenance reserve	(1,249)	(499)	(3,736)
Joint venture income recorded in statutory surplus	82	2,346	-
Other, net	413	620	(476)

GAAP net earnings	$42,066	46,719	28,540

(K) Stock Compensation - SFAS No. 123, Accounting for Stock-Based Compensation establishes financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to measure compensation cost for plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

In December, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 is effective for fiscal years ending after December 15, 2002.

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

The Company elected to continue to apply the intrinsic value based accounting method prescribed by APB Opinion No. 25 for its existing stock and incentive plan. No compensation costs have been recorded for the Company=s existing plan as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. However, if compensation expense for the stock options had been determined using the fair value based method under SFAS No. 123, the Company's net earnings and earnings per share would have been as follows:
	Years Ended December 31,

	2002	2001	2000

	(In thousands except per share amounts)

Net earnings:
As reported	$42,066	46,719	28,540
Less: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects	(527)	(623)	(480)

Pro forma	$41,539	46,096	28,060

Basic earnings per share:
As reported	$11.94	13.31	8.15
Pro forma	$11.79	13.13	8.01

Diluted earnings per share:
As reported	$11.84	13.19	8.11
Pro forma	$11.72	13.02	7.97

The fair value of the options used in estimating the pro forma amounts above were estimated on the date of grant using an option pricing model with the weighted-average assumptions as detailed below for the year ended December 31, 2001. No options were granted for the years ended December 31, 2002 and 2000.
Risk-free interest rates	4.7%
Dividend yields	-
Volatility factors	27.3%
Weighted-average expected life	6.6 years
Weighted-average fair value per share	$36.15

The Company plans to implement the fair value based method of expensing options in the first quarter of 2003.

(L) Changes in Accounting Principles - Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement defines several designations of derivatives based on the instrument's intended use and specifies the appropriate accounting treatment for changes in the fair value of the derivative based on its resulting designation. The designations of derivatives are typically referred to as fair value hedges, cash flow hedges, foreign currency hedges, or no hedging designation. A derivative that is not designated or does not qualify as an effective hedge will be marked to fair value through earnings. The Company applied SFAS No. 133, as amended, to all derivative instruments on January 1, 2001, which resulted in an increase to net earnings totaling $2,134,000, net of taxes of $1,149,000.

The Company offers for sale equity-indexed annuity and universal life products that contain an equity return component for policyholders which is an embedded derivative instrument under the Financial Accounting Standards Board ("FASB") pronouncements. Equity-indexed products combine features associated with traditional fixed annuities and universal life contracts with the option to have interest rates linked entirely or in part to an index, such as the S&P 500 Index®. The equity return component of such policy contracts must be separately identified and accounted for at fair value as embedded derivatives with changes in fair value included in earnings. The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity or universal life contracts. The host contracts for fixed annuities are accounted for as investment contracts under provisions of SFAS No. 97, which requires the host contracts to be recorded as discounted debt instruments that are accreted, using the effective yield method, to their guaranteed account values at the projected maturity or termination dates.

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

In conjunction with the sale of equity-indexed products, the Company purchases index options to hedge or offset the equity return component of the contracts. Although the Company uses index options to hedge the equity return component of the equity-indexed products, these options do not qualify as hedging instruments or for hedge accounting treatment pursuant to SFAS No. 133. Accordingly, mark-to-market gains or losses to record the options at fair value are recognized in earnings in the period of change which has been the Company's practice, consequently, there was no change in accounting principle for these options upon implementation of SFAS No. 133.

Effective April 1, 2001, the Company adopted Emerging Issues Task Force (EITF) No. 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. EITF 99-20 changed the method of accounting for most asset-backed securities, but it excluded U.S. Government and government-guaranteed securities as well as other asset-backed securities of similar credit quality. It requires that interest income be accounted for using the prospective effective-yield method, whereby changes in future cash flow expectations are accounted for over the remaining life of the security. EITF 99-20 also set forth specific new guidance regarding the impairment of asset-backed securities. Future impairments, if any, are to be recognized as a component of realized investment losses. Reversals of impairment charges recognized subsequent to adoption of EITF 99-20 are prohibited. In accordance with this guidance, the Company evaluated the expected cash flows of its asset-backed securities as required and, as a result, the Company recognized $3.7 million and $4.6 million of pretax impairment charges on asset-backed securities in 2002 and 2001, respectively.

SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, were issued in June 2001. SFAS 141 was effective July 1, 2001 and SFAS 142 was effective beginning January 1, 2002. Under these new standards, goodwill and intangible assets having indefinite lives will no longer be amortized but will be subject to annual impairment tests.

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

Adoption of SFAS 141, 142, 143, and 144 did not impact the Company's consolidated financial statements.

SFAS 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, related to the rescission of Statement 4, was issued in April 2002 and is effective beginning January 1, 2003. This Statement amends FASB Statement No. 13, Accounting for Leases to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. It also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

SFAS 146, Accounting for Cost Associated with Exit or Disposal Activities, was issued in June 2002 and is effective beginning January 1, 2003. This statement improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

SFAS 147, Acquisitions of Certain Financial Institutions was issued October 2002 and is effective for acquisitions on or after October 1, 2002. This Statement is an amendment to FASB No. 72 and 144 and FASB Interpretation No. 9. This Statement relates to the purchase method of accounting and applies to all acquisitions of financial institutions, except transactions between two or more mutual enterprises.

SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure was issued December 2002 and is effective for fiscal years ending after December 15, 2002. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to apply the intrinsic value based accounting method prescribed by APB Opinion No. 25 for its existing stock incentive plan as of December 31, 2002. The Company will implement the accounting provisions of SFAS 148 in the first quarter of 2003 and does not anticipate a material effect on the Company's consolidated financial statements.

FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued November 2002 and is effective for reporting periods ending after December 15, 2002. FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

FIN 46, Consolidation of Variable Interest Entities was issued January 2003 and is effective immediately for variable interest entities obtained, after January 31, 2003. FIN 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. In addition, FIN 46 also provides guidance related to the initial and subsequent measurement of interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity.

Adoption of SFAS 145, 146, 147, 148, FIN 45 and FIN 46 is not expected to result in any material effects on the Company's consolidated financial statements.

(2) DEPOSITS WITH REGULATORY AUTHORITIES

The following assets were on deposit with state and other regulatory authorities as required by law at the end of each year:

	December 31,

	2002	2001

	(In thousands)

Debt securities	$18,162	18,158
Short term investments	275	285

Totals	$18,437	18,443

(3) INVESTMENTS

(A) Investment Income

The major components of net investment income are as follows:
	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Gross investment income:
Debt securities	$218,443	213,512	210,194
Mortgage loans	15,382	17,835	18,395
Policy loans	7,343	7,791	8,120
Index options	(13,012)	(13,539)	(32,268)
Other investment income	10,342	11,072	9,253

Total investment income	238,498	236,671	213,694
Investment expenses	1,784	1,805	3,040

Net investment income	$236,714	234,866	210,654

The Company had real estate investments that were non-income producing for the preceding twelve months totaling $892,000, $901,000, and $677,000 at December 31, 2002, 2001, and 2000, respectively. The Company had mortgage loans totaling $6,949,000, $3,014,000, and $2,983,000 that were on nonaccrual status as of December 31, 2002, 2001, and 2000, respectively. Reductions in interest income associated with nonperforming mortgage loans totaled $276,000, $184,000, and $252,000 in 2002, 2001, and 2000, respectively.

The Company had investments in debt securities with carrying values totaling $12,708,000, $10,531,000, and $4,138,000 that were on nonaccrual status as of December 31, 2002, 2001, and 2000, respectively. Reductions in interest income associated with nonperforming investments in debt securities totaled $3,810,000, $2,093,000, and $990,000 in 2002, 2001, and 2000, respectively.

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
	December 31,

Geographic Region:	2002	2001

West South Central	55.3%	55.4%
Mountain	21.8	21.9
Pacific	10.5	11.2
East South Central	4.2	4.0
All other	8.2	7.5

Totals	100.0%	100.0%

	December 31,

Property Type:	2002	2001

Retail	70.6%	64.1%
Office	18.5	21.5
Hotel/Motel	5.9	6.6
Land/Lots	4.3	3.7
All other	0.7	4.1

Totals	100.0%	100.0%

As of December 31, 2002 and 2001, mortgage loans with carrying values totaling $6,949,000 and $5,959,000, respectively, were considered impaired. For the years ended December 31, 2002, 2001, and 2000, average investments in impaired mortgage loans were $4,991,000, $3,670,000, and $3,441,000, respectively. Interest income recognized on impaired loans for the years ended December 31, 2002, 2001, and 2000, was $295,000, $319,000, and $268,000, respectively. Impaired loans are typically placed on nonaccrual status, and no interest income is recognized. However, if cash is received on the impaired loan, it is applied to principal and interest on past due payments, beginning with the most delinquent payment.

Detailed below are changes in the allowance for mortgage loan losses for 2002 and 2001:
	Years Ended December 31,

	2002	2001

	(In thousands)

Balance at beginning of year	$2,115	4,215
Net changes recorded as realized
investment gains	(1,455)	(2,100)

Balance at end of year	$660	2,115

At December 31, 2002 and 2001, the Company owned investment real estate totaling $21,798,000 and $15,220,000 which is reflected in other long-term investments in the accompanying consolidated financial statements. The Company records real estate at the lower of cost or fair value less estimated costs to sell. Real estate values are monitored and evaluated at least annually by the use of independent appraisals or internal evaluations. Decreases in market values affecting carrying values are recorded in a valuation allowance which is reflected in realized gains or losses on investments. For the years ended December 31, 2002, 2001, and 2000, impairment losses on real estate due to decreases in market values totaled $200,000, $25,000, and $420,000, respectively.

(C) Investment Gains and Losses

The table below presents realized gains and losses and changes in unrealized gains and losses on investments for 2002, 2001, and 2000. Changes in unrealized gains and losses on investment securities available for sale are net of the effects of deferred policy acquisition costs and taxes.
		Changes in
	Realized	Unrealized
	Investment	Investment
	Gains	Gains (Losses)
	(Losses)	From Prior Year

	(In thousands)
Year Ended December 31, 2002:
Securities held to maturity	$309	71,905
Securities available for sale	(16,855)	5,915
Other	402	-

Totals	$(16,144)	77,820

Year Ended December 31, 2001:
Securities held to maturity	$(3,802)	72,773
Securities available for sale	(25,249)	13,691
Other	2,005	-

Totals	$(27,046)	86,464

Year Ended December 31, 2000:
Securities held to maturity	$(8,573)	64,097
Securities available for sale	(10,475)	(4,870)
Other	(194)	-

Totals	$(19,242)	59,227

(D) Debt and Equity Securities

The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 2002:
	Securities Held to Maturity

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Debt securities:
U.S. Treasury and other U.S.
government corporations
and agencies	$21,127	431	1,176	20,382

Foreign governments	52,097	3,700	-	55,797

Public utilities	368,346	29,679	1,562	396,463

Corporate	884,992	77,211	4,949	957,254

Mortgage-backed	636,114	32,344	96	668,362

Asset-backed	199,275	11,220	5,457	205,038

Totals	$2,161,951	154,585	13,240	2,303,296

	Securities Available for Sale

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Debt securities:
U.S. Treasury and other U.S.
government corporations
and agencies	$9,440	43	-	9,483

States and political subdivisions	24,721	161	-	24,882

Foreign governments	5,359	262	-	5,621

Public utilities	96,276	4,198	11,232	89,242

Corporate	677,533	46,444	34,521	689,456

Mortgage-backed	156,724	9,304	-	166,028

Asset-backed	36,642	697	456	36,883

Equity securities	11,767	5,206	-	16,973

Totals	$1,018,462	66,315	46,209	1,038,568

The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 2001:
	Securities Held to Maturity

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

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

The amortized cost and fair value of investments in debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Debt Securities		Debt Securities
	Available for Sale		Held to Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)

Due in 1 year or less	$42,257	39,707	156,040	158,411

Due after 1 year through 5 years	316,783	327,006	617,150	668,247

Due after 5 years through 10 years	380,772	378,973	451,133	496,863

Due after 10 years	73,517	72,998	102,239	106,375

	813,329	818,684	1,326,562	1,429,896

Mortgage and asset-backed securities	193,366	202,911	835,389	873,400

Totals	$1,006,695	1,021,595	2,161,951	2,303,296

The Company uses the specific identification method in computing realized gains and losses. Proceeds from sales of securities available for sale during 2002, 2001, and 2000 totaled $40,485,000, $73,897,000, and $42,206,000, respectively. Gross gains and losses realized on those sales are detailed below:
	Years Ended December 31,

	2002	2001	2000

	(In thousands)

Gross realized gains	$1,985	2,608	457
Gross realized losses	(1,951)	(398)	(4,858)

Net realized gains (losses)	$34	2,210	(4,401)

The Company did not sell any held to maturity securities in 2002, 2001, or 2000.

The Company held in its investment portfolio below investment grade debt securities totaling $172,880,000 and $119,960,000 at December 31, 2002 and 2001, respectively. These amounts represent 4.8% and 3.6% of total invested assets for December 31, 2002 and 2001, respectively. Below investment grade securities generally have greater default risk than higher rated corporate debt. The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers. For the years ended December 31, 2002, 2001, and 2000, the Company recorded realized losses totaling $17,356,000, $32,347,000, and $14,671,000, respectively, for other than temporary impairment writedowns for investments in debt securities. Due to a decline in credit quality, the Company transferred debt securities totaling $29,109,000 from held to maturity to available for sale during 2002. Net unrealized losses of $1,358,000 related to these transferred securities are included as a separate component of accumulated other comprehensive income.

Except for U.S. government agency mortgage-backed securities, the Company had no other investments in any entity in excess of 10% of stockholders' equity at December 31, 2002 or 2001.

(E) Transfers of Securities

On January 1, 2001, the Company made transfers totaling $112 million to the held to maturity category from securities available for sale. Lower holdings of securities available for sale significantly reduce the Company's exposure to equity volatility while still providing securities for liquidity and asset/liability management purposes. The transfers of securities were recorded at fair values in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement requires that the unrealized holding gain or loss at the date of the transfer continue to be reported in a separate component of stockholders' equity and be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount. The amortization of an unrealized holding gain or loss reported in equity will offset or mitigate the effect on interest income of the amortization of the premium or discount for the held to maturity securities. The transfer of securities from available for sale to held to maturity had no effect on net earnings of the Company. However, stockholders' equity was adjusted as follows:
	Net Unrealized Gains (Losses)
	as of December 31,

	2002	2001	2000

	(In thousands)

Beginning unamortized gains (losses) from transfers	$(625)	198	779

Net unrealized losses on securities transferred during
period from available for sale to held to maturity	-	(647)	-
Amortization of net unrealized losses (gains) related
to transferred securities, net of effects of
deferred policy acquisition costs and taxes	85	(176)	(581)

Ending unamortized gains (losses) from transfers	$(540)	(625)	198

Net unrealized gains and losses on investment securities included in stockholders' equity at December 31, 2002 and 2001, are as follows:
	December 31,

	2002	2001

	(In thousands)

Gross unrealized gains	$66,315	30,940
Gross unrealized losses	(46,209)	(32,820)
Adjustments for:
Deferred policy acquisition costs	(6,469)	6,549
Deferred Federal income tax expense	(4,773)	(1,635)

	8,864	3,034
Net unrealized losses related to securities
transferred to held to maturity	(540)	(625)

Net unrealized gains on investment securities	$8,324	2,409

(4) REINSURANCE

The Company's general policy is to reinsure that portion of any risk in excess of $200,000 on the life of any one individual. The Company is party to several reinsurance agreements. Total life insurance in force was $11.6 billion and $10.1 billion at December 31, 2002 and 2001, respectively. Of these amounts, life insurance in force totaling $2.3 billion and $2.0 billion was ceded to reinsurance companies, primarily on a yearly renewable term basis, at December 31, 2002 and 2001, respectively. In accordance with the reinsurance contracts, reinsurance receivables including amounts related to claims incurred but not reported and liabilities for future policy benefits totaled $9,570,000 and $6,453,000 at December 31, 2002 and 2001, respectively. Premiums and contract revenues were reduced by $10,394,000, $9,254,000, and $8,512,000 for reinsurance premiums incurred during 2002, 2001, and 2000, respectively. Benefit expenses were reduced by $7,082,000, $6,532,000, and $10,942,000, for reinsurance recoveries during 2002, 2001, and 2000, respectively. A contingent liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to meet their obligations under the existing agreements. The Company does not assume reinsurance.

(5) FEDERAL INCOME TAXES

Total Federal income taxes for 2002, 2001, and 2000 were allocated as follows:
	Years Ended December 31,

	2002	2001	2000

	(In thousands)

Taxes on earnings from continuing operations:
Current	$19,277	26,850	20,036
Deferred	1,529	(3,665)	(6,025)

Taxes on earnings before cumulative effect of
change in accounting principle	20,806	23,185	14,011
Taxes on cumulative effect of change in accounting
principle	-	1,149	-

Taxes on earnings	20,806	24,334	14,011

Taxes on components of stockholders= equity:
Net unrealized gains and losses on
securities available for sale	3,185	7,372	(2,622)
Foreign currency translation adjustments	114	(310)	412
Minimum pension liability adjustment	(657)	(707)	-
Tax benefit from exercise of stock options	(162)	(211)	(49)

Total Federal income taxes	$23,286	30,478	11,752

The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate to earnings before Federal income taxes. The reasons for the differences and the corresponding tax effects are as follows:
	Years Ended December 31,

	2002	2001	2000

	(In thousands)

Income tax expense at statutory rate	$22,005	23,720	14,893
Tax-exempt income	(1,479)	(1,366)	(1,287)
Amortization of life interest in the
Libbie Shearn Moody Trust	105	104	103
Non-deductible travel and entertainment	89	88	103
Other	86	639	199

Taxes on earnings from continuing operations	$20,806	23,185	14,011

There were no deferred taxes attributable to enacted tax rate changes for the years ended December 31, 2002, 2001, and 2000.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001, are presented below:
	December 31,

	2002	2001

	(In thousands)
Deferred tax assets:
Future policy benefits, excess of financial
accounting liabilities over tax liabilities	$130,531	114,795
Debt securities writedowns for financial
accounting purposes	18,787	14,964
Mortgage loans, principally due to valuation
allowances for financial accounting purposes	84	522
Real estate, principally due to writedowns
for financial accounting purposes	1,424	1,750
Accrued and unearned investment income
recognized for tax purposes and deferred for
financial accounting purposes	550	1,669
Accrued operating expenses recorded for financial
accounting purposes not currently tax deductible	1,359	1,801
Minimum pension liability adjustment	1,364	707
Other	410	380

Total gross deferred tax assets	154,509	136,588

Deferred tax liabilities:
Deferred policy acquisition costs, principally
expensed for tax purposes	(142,678)	(124,961)
Securities, principally due to deferred
market discount for tax	(8,512)	(8,286)
Real estate, principally due to differences in tax and
financial accounting for depreciation	(875)	(843)
Net unrealized gains on securities available for sale	(4,483)	(1,298)
Foreign currency translation adjustments	(2,153)	(1,449)
Other	(554)	(14)

Total gross deferred tax liabilities	(159,255)	(136,851)

Net deferred tax liabilities	$(4,746)	(263)

There was no valuation allowance for deferred tax assets at December 31, 2002 and 2001. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Prior to the Tax Reform Act of 1984 (1984 Act), a portion of a life insurance company's income was not subject to tax until it was distributed to stockholders, at which time it was taxed at the regular corporate tax rate. In accordance with the 1984 Act, this income, referred to as policyholders' surplus, would not increase, yet any amounts distributed would be taxable at the regular corporate rate. The balance of this account as of December 31, 2002, is approximately $2,446,000. No provision for income taxes has been made on this untaxed income, as management is of the opinion that no distribution to stockholders will be made from policyholders' surplus in the foreseeable future. Should the balance in the policyholders' surplus account at December 31, 2002, become taxable, the Federal income taxes computed at present rates would be approximately $856,000.

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

(6) TRANSACTIONS WITH CONTROLLING STOCKHOLDER AND AFFILIATES

(A) Life Interest in Libbie Shearn Moody Trust

The Company's wholly owned subsidiary, NWL Services, Inc., is the beneficial owner of a life interest (1/8 share) in the trust estate of Libbie Shearn Moody (the Trust) which was previously owned by Robert L. Moody, Chairman of the Board of Directors of the Company. The Company has issued term insurance policies on the life of Mr. Moody which are reinsured through agreements with unaffiliated insurance companies. The Company is the beneficiary of these policies for an amount equal to the statutory admitted value of the Trust, which was $12,775,000 at December 31, 2002. The excess of $27,000,000 face amount of the reinsured policies over the statutory admitted value of the Trust has been assigned to Mr. Moody. The recorded net asset values in the accompanying consolidated financial statements for the life interest in the Trust are as follows:
	December 31,

	2002	2001

	(In thousands)

Original valuation of life interest at February 26, 1960	$13,793	13,793
Less accumulated amortization	(10,629)	(10,329)

Carrying basis at year end	$3,164	3,464

Income from the Trust and related expenses reflected in the accompanying consolidated statements of earnings are summarized as follows:
	Years Ended December 31,

	2002	2001	2000

	(In thousands)

Income distributions	$3,741	3,753	3,643
Deduct:
Amortization	(300)	(297)	(295)
Reinsurance premiums	(522)	(450)	(389)

Net income from life interest in the Trust	$2,919	3,006	2,959

(B) Common Stock

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

(7) PENSION PLANS

(A) Defined Benefit Plans

The Company sponsors a qualified defined benefit pension plan covering substantially all full-time employees. The plan provides benefits based on the participants' years of service and compensation. The Company makes annual contributions to the plan that comply with the minimum funding provisions of the Employee Retirement Income Security Act. A detail of plan disclosures is provided below:

The following summarizes the changes in projected benefit obligations for the years ended:
	December 31,

	2002	2001

	(In thousands)

Projected benefit obligations at beginning of year	$11,853	10,586
Service cost	417	374
Interest cost	831	783
Actuarial loss	788	856
Benefits paid	(749)	(746)

Projected benefit obligations at end of year	$13,140	11,853

The following summarizes the changes in the fair value of plan assets, primarily consisting of equity and fixed income securities, for the years ended:
	December 31,

	2002	2001

	(In thousands)

Fair value of plan assets at beginning of year	$8,940	10,268
Actual return on plan assets	(681)	(582)
Contributions	1,250	-
Benefits paid	(749)	(746)

Fair value of plan assets at end of year	$8,760	8,940

The following sets forth the plan's funded status and the related amounts recognized in the Company's consolidated financial statements as of:
	December 31,

	2002	2001

	(In thousands)

Funded status	$(4,380)	(2,913)
Unrecognized net actuarial loss	4,781	2,745
Unrecognized transition assets	-	-
Unrecognized prior service cost	(26)	(56)

Prepaid (accrued) benefit cost	$375	(224)

Prepaid benefit cost	$375	-
Accrued benefit liability	(3,899)	(2,243)
Accumulated other comprehensive income	3,899	2,019

Net amount recognized	$375	(224)

The following are the plan assumptions as of:
	December 31,

	2002	2001	2000

Discount rate	6.75%	7.00%	7.50%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	4.50%	4.50%	4.50%

Net periodic benefit cost includes the following components:
	Years Ended December 31,

	2002	2001	2000

	(In thousands)

Service cost	$417	374	357
Interest cost	831	783	738
Expected return on plan assets	(717)	(744)	(792)
Amortization of unrecognized transition assets	-	(44)	(55)
Amortization of prior service cost	(30)	(30)	(30)
Amortization of net loss	150	-	-

Net periodic benefit cost	$651	339	218

The Company also sponsors a nonqualified defined benefit plan primarily for senior officers. The plan provides benefits based on the participants' years of service and compensation. The pension obligations and administrative responsibilities of the plan have been transferred to a pension administration firm, which is a subsidiary of American National Insurance Company (ANICO). ANICO has guaranteed the payment of pension obligations under the plan. However, the Company has a contingent liability with respect to the pension plan should these entities be unable to meet their obligations under the existing agreements. Also, the Company has a contingent liability with respect to the plan in the event that a plan participant continues employment with the Company beyond age seventy, the aggregate average annual participant salary increases exceed 10% per year, or any additional employees become eligible to participate in the plan. If any of these conditions are met, the Company would be responsible for any additional pension obligations resulting from these items.

In 2002, amendments were made to the plan to allow an additional employee to participate and to change the benefit formula for the Chairman of the Company. As previously mentioned, any additional obligations are a liability to the Company. A detail of plan disclosures related to these amendments is provided below:

The following summarizes the changes in projected benefit obligations at December 31, 2002 (in thousands):
Projected benefit obligations at beginning of year	$-
Plan amendments	2,580
Benefits paid	(311)

Projected benefit obligations at end of year	$2,269

The following summarizes the changes in the fair value of plan assets for the year ended December 31, 2002 (in thousands):
Fair value of plan assets at beginning of year	$-
Contributions	311
Benefits paid	(311)

Fair value of plan assets at end of year	$-

The following sets forth the plan's funded status and the related amounts recognized in the Company's consolidated financial statements as of December 31, 2002 (in thousands):
Funded status	$(2,269)
Unrecognized prior service cost	2,269

Prepaid (accrued) benefit cost	$-

Accrued benefit liability	$(1,654)
Intangible asset	1,654

Accrued benefit cost	$-

Net periodic benefit cost totals $311,000 and includes the amortization of prior service cost only.

The following are the plan assumptions at December 31, 2002:
Discount rate	6.75%
Expected return on plan assets	8.00%
Rate of compensation increase	4.00%

(B) Defined Contribution Plans

In addition to the defined benefit plans, the Company sponsors a qualified 401(k) plan for substantially all full-time employees and a nonqualified deferred compensation plan primarily for senior officers. The Company makes annual contributions to the 401(k) plan of two percent of each employee's compensation. Additional Company matching contributions of up to two percent of each employee's compensation are also made each year based on the employee's personal level of salary deferrals to the plan. All Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2002, 2001, and 2000, Company contributions totaled $348,000, $306,000, and $307,000, respectively.

The nonqualified deferred compensation plan was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional Company contributions. Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2002, 2001, and 2000, Company contributions totaled $110,000, $98,000, and $74,000, respectively.

(8) SHORT-TERM BORROWINGS

The Company has available a $40 million bank line of credit primarily for cash management purposes relating to investment transactions. This line of credit was reduced from $60 million to $40 million during 2002. The Company is required to maintain a collateral security deposit in trust with the sponsoring bank equal to 120% of any outstanding liability. The Company had no outstanding liabilities or collateral security deposits with the bank at December 31, 2002 and 2001 and did not use the line of credit in 2002. The weighted average interest rates on borrowings for the years ended December 31, 2001 and 2000 were 5.80% and 7.57%, respectively, and interest expense totaled $160 and $319,000, respectively. Additionally, the bank charges a fee of 0.1% of the available line of credit annually. These fees for 2002 were $52,000 and for 2001 and 2000 were $60,000 per year.

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

The Company had no commitments to extend credit at December 31, 2002.

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

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations. The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities. As of December 31, 2002 and 2001, liabilities for guaranty association assessments totaled $2,100,000 and $2,300,000, respectively. Other operating expenses related to state guaranty association assessments totaled $106,000 and $612,000 for the years ended December 31, 2002 and 2000, respectively. Due to changes in estimated liabilities, changes in estimated recoverable capitalized assessments, and assessment refunds received from states during 2001, a net credit resulted in other operating expenses for guaranty association assessments totaling $530,000 in 2001.

(D) Leases

The Company leases its executive office building and various computer and other office related equipment. Rental expenses for these leases for the years ended December 31, 2002, 2001, and 2000 were $1,172,000, $1,117,000 and $1,053,000, respectively.

Total annual lease obligations as of December 31, 2002, are as follows (in thousands):
2003	$1,175
2004	797
2005	817
2006	817
2007	808
2008 and thereafter, in aggregate	1,517

Total	$5,931

(10) STOCKHOLDERS' EQUITY

(A) Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below:
	Years Ended December 31,

	2002	2001	2000

	(In thousands)

Common stock shares outstanding:
Shares outstanding at beginning of year	3,515	3,504	3,501
Shares exercised under stock option plan	10	11	3

Shares outstanding at end of year	3,525	3,515	3,504

(B) Dividend Restrictions

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The restrictions are based on statutory earnings and surplus levels of the Company. The maximum dividend payment which may be made without prior approval in 2003 is $44,900,000. The Company has never paid cash dividends on its common stock, as it follows a policy of retaining any earnings in order to finance the development of business and to meet regulatory requirements for capital.

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

Nonqualified stock options were not issued in 2002 and 2000. The Committee approved the issuance of nonqualified stock options to selected officers of the Company during 2001 totaling 44,043. Additionally, during 2001 the Committee granted 10,000 nonqualified, nondiscretionary stock options to Company directors. The directors' stock options vest 20% annually following one full year of service to the Company from the date of grant. The officers' stock options vest 20% annually following three full years of service to the Company from the date of grant. The exercise prices of the stock options were set at the fair market values of the common stock on the dates of grant. A summary of shares available for grant and stock option activity is detailed below:
		Options Outstanding

	Shares		Weighted-
	Available		Average
	For Grant	Shares	Exercise Price

Balance at December 31, 1999	128,450	162,160	$73.86
Stock Options:
Exercised	-	(3,500)	42.73
Forfeited	6,450	(6,450)	82.67

Balance at December 31, 2000	134,900	152,210	74.20
Stock Options:
Granted	(54,043)	54,043	92.66
Exercised	-	(10,692)	51.15
Forfeited	700	(700)	99.50

Balance at December 31, 2001	81,557	194,861	80.50
Stock Options:
Exercised	-	(9,990)	68.65
Forfeited	3,100	(3,100)	92.22

Balance at December 31, 2002	84,657	181,771	$80.95

Vested and exercisable options at December 31, 2002, 2001, and 2000, totaled 91,618, 67,388, and 47,150, respectively. The weighted-average exercise price for these options was $67.97, $64.22, and $55.23, at December 31, 2002, 2001, and 2000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2002.
	Options Outstanding

		Weighted-
	Number	Average	Options
	Outstanding	Remaining Life	Exercisable

Exercise prices:
$ 38.13	36,848	2.4 years	36,848
$ 65.00	25,544	3.3 years	19,614
$ 85.13	16,886	4.3 years	9,406
$ 105.25	40,950	5.3 years	15,750
$ 112.38	10,000	5.5 years	8,000
$ 92.13	41,543	8.3 years	-
$ 95.00	10,000	8.5 years	2,000

Totals	181,771		91,618

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
	Years Ended December 31,

	2002	2001	2000

	(In thousands except per share amounts)

Numerator for basic and diluted
earnings per share:
Earnings from continuing operations
available to common stockholders
before and after assumed conversions	$42,066	46,719	28,540

Denominator:
Basic earnings per share -
weighted-average shares	3,522	3,511	3,502

Effect of dilutive stock options	30	30	19

Diluted earnings per share -
adjusted weighted-average shares
for assumed conversions	3,552	3,541	3,521

Basic earnings per share	$11.94	13.31	8.15

Diluted earnings per share	$11.84	13.19	8.11

(12) COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

SFAS No. 130 affects the Company's reporting presentation of certain items such as foreign currency translation adjustments, unrealized gains and losses on investment securities, and minimum pension liabilities. These items are reflected as components of other comprehensive income, as reported in the accompanying consolidated financial statements. Components of other comprehensive income and the related tax effect are provided below for 2002, 2001, and 2000.
	Amounts	Tax	Amounts
	Before	(Expense)	Net of
	Taxes	Benefit	Taxes

	(In thousands)
2002:
Unrealized gains (losses) on securities, net of effects
of deferred policy acquisition costs of $13,220:
Unrealized holding losses
arising during period	$(6,119)	2,142	(3,977)
Reclassification adjustment for
losses included in net earnings	17,177	(6,012)	11,165
Amortization of net unrealized losses
related to transferred securities	131	(46)	85
Unrealized losses on securities transferred
during period from held to maturity
to available for sale	(2,089)	731	(1,358)

Net unrealized gains on securities	9,100	(3,185)	5,915

Foreign currency translation adjustments	326	(114)	212
Minimum pension liability adjustment	(1,880)	657	(1,223)

Other comprehensive income	$7,546	(2,642)	4,904

	Amounts	Tax	Amounts
	Before	(Expense)	Net of
	Taxes	Benefit	Taxes

		(In thousands)
2001:
Unrealized gains (losses) on securities, net of effects
of deferred policy acquisition costs of $15,803:
Unrealized holding gains
arising during period	$5,002	(1,752)	3,250
Reclassification adjustment for
losses included in net earnings	25,249	(8,837)	16,412
Amortization of net unrealized gains
related to transferred securities	(271)	95	(176)
Unrealized losses on securities transferred
during period from available for sale
to held to maturity	(997)	350	(647)
Cumulative effect of change in accounting principle -
transfers of securities from held to maturity to
available for sale upon adoption of SFAS No. 133	(7,920)	2,772	(5,148)

Net unrealized gains on securities	21,063	(7,372)	13,691

Foreign currency translation adjustments	(884)	310	(574)
Minimum pension liability adjustment	(2,019)	707	(1,312)

Other comprehensive income	$18,160	(6,355)	11,805

2000:
Unrealized gains (losses) on securities, net of effects
of deferred policy acquisition costs of $12,891:
Unrealized holding losses
arising during period	$(87)	30	(57)
Reclassification adjustment for
losses included in net earnings	10,475	(3,666)	6,809
Amortization of net unrealized gains
related to transferred securities	(894)	313	(581)
Unrealized losses on securities transferred
during period from held to maturity
to available for sale	(16,986)	5,945	(11,041)

Net unrealized losses on securities	(7,492)	2,622	(4,870)

Foreign currency translation adjustments	1,177	(412)	765

Other comprehensive loss	$(6,315)	2,210	(4,105)

(13) UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations for 2002 are summarized as follows:
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands except per share data)

2002:
Revenues	$81,301	71,772	83,233	81,081

Earnings:
Net earnings	$12,234	8,808	11,815	9,209

Basic earnings per share:
Net earnings	$3.48	2.50	3.35	2.61

Diluted earnings per share:
Net earnings	$3.45	2.47	3.33	2.59

Quarterly results of operations for 2001 are summarized as follows:
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands except per share data)

2001:
Revenues	$77,434	86,267	67,946	71,459

Earnings:
Earnings before cumulative effect
of change in accounting principle	$8,966	16,232	3,623	15,764
Net earnings	$11,100	16,232	3,623	15,764

Basic earnings per share:
Earnings before cumulative effect
of change in accounting principle	$2.56	4.62	1.03	4.49
Net earnings	$3.17	4.62	1.03	4.49

Diluted earnings per share:
Earnings before cumulative effect
of change in accounting principle	$2.54	4.59	1.02	4.44
Net earnings	$3.14	4.59	1.02	4.44

The fourth quarter net earnings for 2002 and 2001 reflect the following significant items:

The Company recorded net earnings totaling $9,209,000 for the quarter ended December 31, 2002, compared to net earnings of $15,764,000 for the fourth quarter of 2001. Earnings in the fourth quarter of 2002 and 2001 were positively impacted by improved mortality and persistency experience. Death claim benefits were $5.2 million and $3.9 million for the quarters ended December 31, 2002 and 2001, respectively, while surrender benefits were $2.1 million and $1.9 million for the same periods.

Earnings for the fourth quarter of 2001 include an adjustment in the Company amortization factors for deferred policy acquisition costs. These factors were updated to reflect improved persistency, particularly with respect to the annuity block of business, and the recent investment loss experience. As a result, the Company's amortization in the fourth quarter of 2001 was a benefit of $7.0 million as compared to an expense of $6.8 million in the fourth quarter of 2002.

The Company's fourth quarter 2002 earnings are muted by high sales of annuity products that incorporate first year interest bonuses. These interest bonuses must be charged against earnings under current accounting guidance.

The fourth quarter of both 2002 and 2001 incurred significant realized losses primarily due to other than temporary impairment writedowns for debt securities. Realized losses on investments, net of taxes, were $4.0 million and $10.0 million for the quarters ended December 31, 2002 and 2001, respectively.

(14) SEGMENT AND OTHER OPERATING INFORMATION

(A) Operating Segment Information

Under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. The Company's segments are organized based on product types and geographic marketing areas.

A summary of segment information, prepared in accordance with SFAS No. 131, is provided below:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)
2002:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$57,750	107,554	276,962	-	442,266
Total segment assets	367,767	472,198	3,214,823	69,126	4,123,914
Future policy benefits	296,478	343,652	2,808,835	-	3,448,965
Other policyholder liabilities	9,811	12,648	21,193	-	43,652

Condensed Income Statements:
Premiums and contract
revenues	$23,238	47,881	18,972	-	90,091
Net investment income	23,078	23,163	184,109	6,364	236,714
Other income	18	31	606	6,071	6,726

Total revenues	46,334	71,075	203,687	12,435	333,531

Policy benefits	14,585	14,959	1,755	-	31,299
Amortization of deferred
policy acquisition costs	8,081	10,467	17,251	-	35,799
Universal life and investment
annuity contract interest	9,625	16,452	124,402	-	150,479
Other operating expenses	9,660	12,972	8,889	5,417	36,938
Federal income taxes	1,468	5,431	17,207	2,350	26,456

Total expenses	43,419	60,281	169,504	7,767	280,971

Segment earnings	$2,915	10,794	34,183	4,668	52,560

2001:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$64,036	86,389	250,955	-	401,380
Total segment assets	374,574	424,731	2,941,987	55,929	3,797,221
Future policy benefits	296,485	321,585	2,567,877	-	3,185,947
Other policyholder liabilities	9,718	11,304	17,633	-	38,655

Condensed Income Statements:
Premiums and contract
revenues	$23,238	42,010	23,791	-	89,039
Net investment income	24,811	24,061	180,522	5,474	234,866
Other income	38	28	296	5,883	6,247

Total revenues	48,087	66,099	204,609	11,357	330,152

Policy benefits	15,935	14,909	871	-	31,715
Amortization of deferred
policy acquisition costs	4,809	10,677	11,938	-	27,424
Universal life and investment
annuity contract interest	9,750	15,928	118,838	-	144,516
Other operating expenses	9,169	8,400	9,323	4,789	31,681
Federal income taxes	2,901	5,573	21,915	2,262	32,651

Total expenses	42,564	55,487	162,885	7,051	267,987

Segment earnings	$5,523	10,612	41,724	4,306	62,165

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)
2000:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$66,066	83,663	244,469	-	394,198
Total segment assets	374,231	415,369	2,829,367	52,956	3,671,923
Future policy benefits	300,021	318,823	2,520,403	-	3,139,247
Other policyholder liabilities	9,508	10,878	13,254	-	33,640

Condensed Income Statements:
Premiums and contract
revenues	$23,864	43,665	32,828	-	100,357
Net investment income	25,308	23,851	156,014	5,481	210,654
Other income	30	44	317	555	946

Total revenues	49,202	67,560	189,159	6,036	311,957

Policy benefits	17,299	17,548	231	-	35,078
Amortization of deferred
policy acquisition costs	4,846	14,872	28,230	-	47,948
Universal life and investment
annuity contract interest	10,183	15,148	112,380	-	137,711
Other operating expenses	9,183	8,349	10,593	1,302	29,427
Federal income taxes	2,582	3,909	12,666	1,588	20,745

Total expenses	44,093	59,826	164,100	2,890	270,909

Segment earnings	$5,109	7,734	25,059	3,146	41,048

Reconciliations of segment information to the Company=s consolidated financial statements are provided below:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$90,091	89,039	100,357
Net investment income	236,714	234,866	210,654
Other income	6,726	6,247	946
Realized losses on investments	(16,144)	(27,046)	(19,242)

Total consolidated premiums and other revenue	$317,387	303,106	292,715

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$26,456	32,651	20,745
Taxes on realized losses on investments	(5,650)	(9,466)	(6,734)
Taxes on cumulative effect of change in
accounting for equity-indexed annuities	-	1,149	-

Total taxes on consolidated net earnings	$20,806	24,334	14,011

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Net Earnings:
Total segment earnings	$52,560	62,165	41,048
Realized losses on investments,
net of taxes	(10,494)	(17,580)	(12,508)
Cumulative effect of change in accounting
for equity-indexed annuities, net of taxes	-	2,134	-

Total consolidated net earnings	$42,066	46,719	28,540

	December 31,

	2002	2001	2000

	(In thousands)
Assets:
Total segment assets	$4,123,914	3,797,221	3,671,923
Other unallocated assets	13,333	10,779	19,837

Total consolidated assets	$4,137,247	3,808,000	3,691,760

(B) Geographic Information

A significant portion of the Company's premiums and contract revenues are from countries other than the United States. Premiums and contract revenues detailed by country are provided below:
	Years Ended December 31,

	2002	2001	2000

	(In thousands)

United States	$42,860	47,826	57,649
Argentina	9,505	8,229	8,460
Chile	7,436	7,465	7,142
Peru	7,265	7,140	7,891
Taiwan	4,950	4,026	2,755
Columbia	4,636	4,098	3,932
Other foreign countries	23,833	19,509	21,040

Revenues, excluding reinsurance premiums	100,485	98,293	108,869
Reinsurance premiums	(10,394)	(9,254)	(8,512)

Total premiums and contract revenues	$90,091	89,039	100,357

Premiums and contract revenues are attributed to countries based on the location of the policyholder. The Company has no significant assets, other than financial instruments, located in countries other than the United States.

(C) Major Agency Relationships

A significant portion of the Company's premiums and deposits were sold through two independent marketing agencies in recent years. Combined business from these agencies accounted for approximately 30% of total direct premium revenues and universal life and investment annuity contract deposits for 2002, and approximately 25% in 2001 and 2000.

(15) FAIR VALUES OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures About Fair Values Of Financial Instruments, requires disclosures of fair value information about financial instruments, whether or not recognized in a company's balance sheet, for which it is practicable to estimate a value. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

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

Policy loans: The fair values for policy loans are calculated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 2002 and 2001. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts. As a result, these assumptions incorporate both Company experience and mortality assumptions associated with such contracts.

Index options: Fair values for index options are based on quoted market prices.

Life interest in Libbie Shearn Moody Trust: The fair value of the life interest is estimated based on assumptions as to future dividends from the Trust over the life expectancy of Mr. Robert L. Moody. These estimated cash flows were discounted at a rate consistent with uncertainties relating to the amount and timing of future cash distributions. However, the Company has limited the fair value to the statutory admitted value of the Trust, as this is the maximum amount to be received from insurance proceeds in the event of Mr. Moody's premature death.

Investment annuity and supplemental contracts: Fair values of the Company's liabilities for deferred investment annuity contracts are estimated to be the cash surrender values of each contract. The cash surrender value represents the policyholder's account balance less applicable surrender charges. The fair values of liabilities for immediate investment annuity contracts and supplemental contracts with and without life contingencies are estimated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 2002 and 2001.

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

The carrying amounts and fair values of the Company's financial instruments are as follows:
	December 31, 2002		December 31, 2001

	Carrying	Fair	Carrying	Fair
	Values	Values	Values	Values

	(In thousands)

ASSETS
Investments in debt and equity securities:
Securities held to maturity	$2,161,951	2,303,296	2,059,146	2,128,586
Securities available for sale	1,038,568	1,038,568	925,975	925,975

Cash and short-term investments	85,544	85,544	10,203	10,203
Mortgage loans	168,634	176,769	185,057	187,383
Policy loans	92,714	126,906	97,019	121,299
Other loans	36,066	38,476	28,724	28,510
Index options	5,209	5,209	6,288	6,288
Life interest in Libbie Shearn
Moody Trust	3,164	12,775	3,464	12,775

LIABILITIES
Deferred investment annuity contracts	$2,570,286	2,283,240	2,315,245	2,043,585
Immediate investment annuity and
supplemental contracts	226,260	244,581	235,265	251,458

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

(16) RELATED PARTY TRANSACTIONS

Robert L. Moody, Jr. is the son of Robert L. Moody, the Company's Chairman and Chief Executive Officer, and is the brother of Ross R. Moody, the Company's President and Chief Operating Officer, and of Russell S. Moody and Frances A. Moody who serve as directors of National Western. Robert L. Moody, Jr. holds an agency marketing position as an employee of the Company. In addition, Robert L. Moody, Jr. wholly owns an insurance marketing organization that maintains an agency contract with National Western pursuant to which agency commissions are paid in accordance with the Company's standard commission schedules. Robert L. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are paid in accordance with standard commission schedules. Commissions paid under these agency contracts aggregated $348,689, $317,119, and $426,650 in 2002, 2001, and 2000, respectively. In conjunction with these agency contracts, Robert L. Moody, Jr. is eligible to attend Company sales conferences and functions based upon meeting published minimum levels of qualifying sales production.

Arthur O. Dummer, a director of National Western, wholly owns The Donner Company. The Donner Company was paid $116,000, $85,000, and $84,332 in 2002, 2001, and 2000, respectively pursuant to an agreement with a reinsurance intermediary relating to a reinsurance contract between the Company and certain life insurance reinsurers.

Management fees totaling $242,817, $208,580, and $22,234 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to a downstream nursing home subsidiary of National Western in 2002, 2001, and 2000, respectively. RMS is owned by general partner RCC Management Services, Inc. ("RCC") and several limited partners. Jay W. Balentine, the step son-in-law of Robert L. Moody, has a 19.8% limited partnership interest in RMS as well as a 20.0% ownership position in RCC. Mr. Balentine also serves as the president of RCC. The Three R Trusts, four Texas trusts for the benefit of the children of Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody) also has a limited partnership interest in RMS.

On March 29, 2000, National Western Life Insurance Company purchased Nevada Health Development II, Limited Partnership from its partners, JWB Development Corporation (1% general partner interest), Three R Trusts (50% limited partner interest) and Jay W. Balentine (49% limited partner interest). This transaction involved the purchase of a nursing home in Reno, Nevada, owned by Nevada Health Development II, Limited Partnership, and a merger into a partnership owned by corporations that are wholly owned subsidiaries of National Western. The result was that the nursing home became the sole property of a subsidiary of National Western Life Insurance Company. Further, that purchase was ultimately financed by a mortgage loan totaling $7,000,000 from National Western to a subsidiary, Regent Care Building, Limited Partnership (a Nevada limited partnership).

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

The Company holds as a common stock investment approximately 9.8% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2002. Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 97% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). The Company utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to the Company's defined benefit and contribution plans. Robert L. Moody serves as Chairman of the Board and Chief Executive Officer of MNB. The ultimate owner of MNB is the Three R Trusts. Fees totaling $138,606, $130,804, and $122,099 were paid to MNB with respect to these services in 2002, 2001, and 2000, respectively.
NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE I
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2002
(In thousands)

	(1)	Fair	Balance Sheet
Type of Investment	Cost	Value	Amount

Fixed maturity bonds:
Securities held to maturity:
United States government and government
agencies and authorities	$21,127	20,382	21,127
Foreign governments	52,097	55,797	52,097
Public utilities	368,346	396,463	368,346
Corporate	884,992	957,254	884,992
Mortgage-backed	636,114	668,362	636,114
Asset-backed	199,275	205,038	199,275

Total securities held to maturity	2,161,951	2,303,296	2,161,951

Securities available for sale:
United States government and government
agencies and authorities	9,440	9,483	9,483
States, municipalities, and political subdivisions	24,721	24,882	24,882
Foreign Government	5,359	5,621	5,621
Public utilities	96,276	89,242	89,242
Corporate	677,533	689,456	689,456
Mortgage-backed	156,724	166,028	166,028
Asset-backed	36,642	36,883	36,883

Total securities available for sale	1,006,695	1,021,595	1,021,595

Total fixed maturity bonds	3,168,646	3,324,891	3,183,546

Equity securities:
Securities available for sale:
Common stocks:
Public utilities	800	937	937
Banks, trust and insurance companies (2)	353	366	366
Corporate	1,696	1,668	1,668
Preferred stocks	8,723	9,015	9,015

Total equity securities	11,572	11,986	11,986

Index options	12,558		5,209
Mortgage loans (3)	160,417		159,757
Policy loans	92,714		92,714
Other long-term investments (4)	67,701		64,988
Cash and short-term investments	85,544		85,544

Total investments other than
investments in related parties	$3,599,152		3,603,744

Notes:
(1) Bonds are shown at amortized cost, mortgage loans are shown at unpaid principal balances before allowances for possible losses of $660,000, and real estate is stated at cost before allowances for possible losses of $2,713,000.
(2) Equity securities with related parties having a cost of $195,000 and balance sheet amount of $4,987,000 have been excluded.
(3) Mortgage loans with related parties totaling $8,877,000 have been excluded.
(4) Real estate acquired by foreclosure included in other long-term investments is as follows: cost $8,549,000; balance sheet amount $6,879,000.
NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2002, 2001, and 2000
(In thousands)

		(1)
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Reductions	Transfers	Period

Valuation accounts deducted
from applicable assets:

Allowance for possible
losses on mortgage loans:

December 31, 2002	$2,115	(1,455)	-	-	660

December 31, 2001	$4,215	(2,100)	-	-	2,115

December 31, 2000	$4,104	111	-	-	4,215

Allowance for possible
losses on real estate:

December 31, 2002	$2,513	200	-	-	2,713

December 31, 2001	$2,488	25	-	-	2,513

December 31, 2000	$2,068	420	-	-	2,488

Notes:
(1) These amounts were recorded to realized (gains) losses on investments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)
Date: March 28, 2003	/S/ Robert L. Moody

By: Robert L. Moody, Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title (Capacity)	Date

/S/ Robert L. Moody	Chairman of the Board and	March 28, 2003

Robert L. Moody	Chief Executive Officer, and Director
(Principal Executive Officer)

/S/ Ross R. Moody	President and Chief Operating Officer, and Director	March 28, 2003

Ross R. Moody

/S/ Brian M. Pribyl	Senior Vice President - Chief Financial &	March 28, 2003

Brian M. Pribyl	Administrative Officer, and Treasurer
(Principal Financial Officer)

/S/ Kay E. Osbourn	Vice President, Controller & Assistant Treasurer	March 28, 2003

Kay E. Osbourn	(Principal Accounting Officer)

/S/ Arthur O. Dummer	Director	March 28, 2003

Arthur O. Dummer

/S/ Harry L. Edwards	Director	March 28, 2003

Harry L. Edwards

	Director	March 28, 2003

E. Douglas McLeod

/S/ Charles D. Milos	Director	March 28, 2003

Charles D. Milos

	Director	March 28, 2003

Frances A. Moody

	Director	March 28, 2003

Russell S. Moody

/S/ Louis E. Pauls, Jr.	Director	March 28, 2003

Louis E. Pauls, Jr.

	Director	March 28, 2003

E.J. Pederson

CERTIFICATIONS

I, Robert L. Moody, certify that:

1.  I have reviewed this annual report on Form 10-K of National Western Life Insurance Company;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

        b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/S/ Robert L. Moody

By: Robert L. Moody
Chairman of the Board and
Chief Executive Officer

CERTIFICATIONS

I, Brian M. Pribyl, certify that:

1.  I have reviewed this annual report on Form 10-K of National Western Life Insurance Company;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

        b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/S/ Brian M. Pribyl

By: Brian M. Pribyl
Senior Vice President,
Chief Financial & Administrative Officer, and Treasurer