Form 10-Q
period 2003-03-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2003-05-15
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ 3 ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Yes [ 3 ] No [ ]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ 3 ] No [ ]

As of May 14, 2003, the number of shares of Registrant's common stock outstanding was: Class A - 3,325,037 and Class B - 200,000.

INDEX

Part I. Financial Information:	Page

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets
March 31, 2003 (Unaudited) and December 31, 2002	3

Condensed Consolidated Statements of Earnings
For the Three Months Ended March 31, 2003 and 2002 (Unaudited)	5

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2003 and 2002 (Unaudited)	6

Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2003 and 2002 (Unaudited)	7

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2003 and 2002 (Unaudited)	8

Notes to Condensed Consolidated Financial Statements (Unaudited)
10
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

Part II. Other Information:	36

Item 1. Legal Proceedings	36

Item 6. Exhibits and Reports on Form 8-K	36

Signatures	37

Certifications	38

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	(Unaudited)
	March 31,	December 31,
ASSETS	2003	2002

Cash and investments:
Securities held to maturity, at amortized cost	$2,210,632	2,161,951
Securities available for sale, at fair value	1,110,666	1,038,568
Mortgage loans, net of allowances for possible
losses ($660 and $660)	173,700	168,634
Policy loans	90,911	92,714
Index options	4,493	5,209
Other long-term investments	63,692	64,988
Cash and short-term investments	159,534	85,544

Total cash and investments	3,813,628	3,617,608

Deferred policy acquisition costs	457,643	442,266
Accrued investment income	47,452	49,485
Federal income tax receivable	142	513
Other assets	28,240	27,375

	$4,347,105	4,137,247

Note: The condensed consolidated balance sheet at December 31, 2002, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	(Unaudited)
	March 31,		December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2003		2002

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$142,943		143,877
Universal life and investment annuity contracts	3,432,193		3,305,088
Other policyholder liabilities	49,116		43,652
Federal income tax liability:
Current	5,299		-
Deferred	7,061	-	4,746
Other liabilities	87,888		32,678

Total liabilities	3,724,500		3,530,041

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,324,937
issued and outstanding in 2003 and 2002	3,325		3,325
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2003 and 2002	200		200
Additional paid-in capital	26,915		26,759
Accumulated other comprehensive income	14,555		9,038
Retained earnings	577,610		567,884

Total stockholders' equity	622,605		607,206

	$4,347,105		4,137,247

Note: The condensed consolidated balance sheet at December 31, 2002, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)
(In thousands, except per share amounts)
	2003	2002

Premiums and other revenue:
Traditional life and annuity premiums	$3,475	3,374
Universal life and investment annuity contract revenues	20,106	17,784
Net investment income	58,863	58,298
Other income	1,717	1,791
Realized gains (losses) on investments	(6,709)	54

Total premiums and other revenue	77,452	81,301

Benefits and expenses:
Life and other policy benefits	11,795	7,104
Amortization of deferred policy acquisition costs	8,483	10,221
Universal life and investment annuity contract interest	33,037	36,973
Other operating expenses	9,394	8,549

Total benefits and expenses	62,709	62,847

Earnings before Federal income taxes	14,743	18,454

Provision (benefit) for Federal income taxes:
Current	5,669	6,992
Deferred	(652)	(772)

Total Federal income taxes	5,017	6,220

Net earnings	$9,726	12,234

Basic Earnings Per Share	$2.76	3.48

Diluted Earnings Per Share	$2.74	3.45

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)
(In thousands)
	2003	2002

Net earnings	$9,726	12,234

Other comprehensive income (loss), net of effects of
deferred policy acquisition costs and taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	1,442	(1,999)
Reclassification adjustment for losses included in net earnings	3,774	21
Amortization of net unrealized losses
related to transferred securities	222	10
Unrealized losses on securities transferred during period
from held to maturity to available for sale	-	(66)

Net unrealized gains (losses) on securities	5,438	(2,034)

Foreign currency translation adjustments	79	32

Minimum pension liability adjustment	-	273

Other comprehensive income (loss)	5,517	(1,729)

Comprehensive income	$15,243	10,505

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)
(In thousands)
	2003	2002

Common stock:
Balance at beginning of year	$3,525	3,515
Shares exercised under stock option plan	-	5

Balance at end of period	3,525	3,520

Additional paid-in capital:
Balance at beginning of year	26,759	25,921
Increase related to stock option plan	156	420

Balance at end of period	26,915	26,341

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on securities:
Balance at beginning of year	8,324	2,409
Change in unrealized gains (losses) during period	5,438	(2,034)

Balance at end of period	13,762	375

Foreign currency translation adjustments:
Balance at beginning of year	3,249	3,037
Change in translation adjustments during period	79	32

Balance at end of period	3,328	3,069

Minimum pension liability adjustment:
Balance at beginning of year	(2,535)	(1,312)
Change in minimum pension liability adjustment during period	-	273

Balance at end of period	(2,535)	(1,039)

Accumulated other comprehensive income at end of period	14,555	2,405

Retained earnings:
Balance at beginning of year	567,884	525,818
Net earnings	9,726	12,234

Balance at end of period	577,610	538,052

Total stockholders' equity	$622,605	570,318

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)
(In thousands)
	2003	2002

Cash flows from operating activities:
Net earnings	$9,726	12,234
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and investment annuity contract interest	33,037	36,973
Surrender charges and other policy revenues	(6,891)	(6,800)
Realized losses (gains) on investments	6,709	(54)
Accrual and amortization of investment income	(3,111)	(1,724)
Depreciation and amortization	351	334
Decrease (increase) in value of index options	2,014	(1,822)
Increase in deferred policy acquisition costs	(22,873)	(6,329)
Decrease in accrued investment income	2,033	1,862
Decrease (increase) in other assets	(1,553)	1,155
Decrease in liabilities for future policy benefits	(716)	(562)
Increase in other policyholder liabilities	5,464	378
Increase in Federal income tax liability	5,061	3,600
Increase in other liabilities	29,176	7,628
Other	118	(46)

Net cash provided by operating activities	58,545	46,827

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	1,970	-
Securities available for sale	3,565	7,161
Other investments	3,393	4,731
Proceeds from maturities and redemptions of:
Securities held to maturity	169,410	40,548
Securities available for sale	27,361	17,681
Purchases of:
Securities held to maturity	(198,924)	(69,626)
Securities available for sale	(79,447)	(42,321)
Other investments	(3,633)	(9,550)
Principal payments on mortgage loans	7,329	7,956
Cost of mortgage loans acquired	(12,239)	(3,195)
Decrease in policy loans	1,803	931
Other	(160)	(100)

Net cash used in investing activities	(79,572)	(45,784)

	(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)
(In thousands)
	2003	2002

Cash flows from financing activities:
Deposits to account balances for universal life
and investment annuity contracts	$176,224	84,814
Return of account balances on universal life
and investment annuity contracts	(81,192)	(76,737)
Issuance of common stock under stock option plan	-	360

Net cash provided by financing activities	95,032	8,437

Effect of foreign exchange	(15)	(23)

Net increase in cash and short-term investments	73,990	9,457
Cash and short-term investments at beginning of year	85,544	10,203

Cash and short-term investments at end of period	$159,534	19,660

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$10	27
Income taxes	-	2,600

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report of Form 10-K for the year ended December 31, 2002.

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

Certain reclassifications have been made to the prior periods to conform to the reporting categories used in 2003.

(2)  CHANGES IN ACCOUNTING PRINCIPLES

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation establishes financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to measure compensation cost for plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

In December, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 is effective for fiscal years ending after December 15, 2002.

The Company historically applied APB 25 to stock option grants which resulted in no compensation expense being recognized. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 utilizing the modified prospective method of adoption provided under SFAS No. 148. Under this method, stock-based employee compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted by the Company. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.
	Three Months Ended March 31,

	2003	2002

	(In thousands except per share amounts)

Net earnings:
As reported	$9,726	12,234
Add: Stock-based compensation expense included in
reported net income, net of related tax effects	101	-
Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects	(101)	(141)

Pro forma net income	$9,726	12,093

Basic earnings per share:
As reported	$2.76	3.48
Pro forma	$2.76	3.44

Diluted earnings per share:
As reported	$2.74	3.45
Pro forma	$2.74	3.41

(3)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The Company paid no cash dividends on common stock during the three months ended March 31, 2003 and 2002, as it follows a policy of retaining any earnings in order to finance the development of business and to meet regulatory requirements for capital.

(4)  EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options. Refer to Exhibit 11 of this report for further information concerning the computation of earnings per share.

(5)  SEGMENT AND OTHER OPERATING INFORMATION

Under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas. A summary of segment information for the quarters ended March 31, 2003 and 2002 is provided below.
Selected Segment Information:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

March 31, 2003:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$54,685	113,153	289,805	-	457,643
Total segment assets	375,301	485,242	3,404,253	69,956	4,334,752
Future policy benefits	301,581	344,051	2,929,504	-	3,575,136
Other policyholder liabilities	9,774	13,417	25,925	-	49,116

Three Months Ended
March 31, 2003:
Condensed Income Statements:
Premiums and contract
revenues	$5,817	13,006	4,758	-	23,581
Net investment income	5,505	5,744	46,807	807	58,863
Other income	11	9	40	1,657	1,717

Total revenues	11,333	18,759	51,605	2,464	84,161

Policy benefits	4,590	5,365	1,840	-	11,795
Amortization of deferred
policy acquisition costs	3,325	2,357	2,801	-	8,483
Universal life and investment
annuity contract interest	2,368	3,782	26,887	-	33,037
Other operating expenses	2,803	3,191	1,972	1,428	9,394
Federal income taxes (benefits)	(602)	1,395	6,216	356	7,365

Total expenses	12,484	16,090	39,716	1,784	70,074

Segment earnings (losses)	$(1,151)	2,669	11,889	680	14,087

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

March 31, 2002:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$64,081	89,642	259,075	-	412,798
Total segment assets	382,617	426,195	3,000,554	55,890	3,865,256
Future policy benefits	302,278	319,745	2,601,263	-	3,223,286
Other policyholder liabilities	9,551	9,495	19,987	-	39,033

Three Months Ended
March 31, 2002:
Condensed Income Statements:
Premiums and contract
revenues	$5,704	10,819	4,635	-	21,158
Net investment income	5,810	5,866	46,046	576	58,298
Other income	12	6	313	1,460	1,791

Total revenues	11,526	16,691	50,994	2,036	81,247

Policy benefits	3,671	2,997	436	-	7,104
Amortization of deferred
policy acquisition costs	1,003	3,663	5,555	-	10,221
Universal life and investment
annuity contract interest	2,456	4,160	30,357	-	36,973
Other operating expenses	2,524	2,373	2,382	1,270	8,549
Federal income taxes	630	1,179	4,134	258	6,201

Total expenses	10,284	14,372	42,864	1,528	69,048

Segment earnings	$1,242	2,319	8,130	508	12,199

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below:
	Three Months Ended March 31,

	2003	2002

	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$23,581	21,158
Net investment income	58,863	58,298
Other income	1,717	1,791
Realized gains (losses) on investments	(6,709)	54

Total consolidated premiums and other revenue	$77,452	81,301

	Three Months Ended March 31,

	2003	2002

	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$7,365	6,201
Taxes (benefits) on realized gains (losses) on investments	(2,348)	19

Total consolidated Federal income taxes	$5,017	6,220

	Three Months Ended March 31,

	2003	2002

	(In thousands)
Net Earnings:
Total segment earnings	$14,087	12,199
Realized gains (losses) on investments,
net of taxes	(4,361)	35

Total consolidated net earnings	$9,726	12,234

	March 31,

	2003	2002

	(In thousands)
Assets:
Total segment assets	$4,334,752	3,865,256
Other unallocated assets	12,353	12,430

Total consolidated assets	$4,347,105	3,877,686

(6)  LEGAL PROCEEDINGS

The Company is involved or may become involved in various legal actions, in the normal course of business, in which claims for alleged economic and punitive damages have been or may be asserted, some for substantial amounts. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from potential, pending or threatened legal actions, after consideration of amounts provided for in the Company's financial statements, will have a material adverse effect on the financial condition or operating results of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Insurance Operations - Domestic

The Company is currently licensed to do business in all states except for New York and New Hampshire. Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products. The majority of domestic sales are the Company's annuities, which include single and flexible premium deferred annuities, single premium immediate annuities, and equity-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At March 31, 2003, the Company maintained approximately 102,600 annuity policies in force.

National Western markets and distributes its domestic products primarily through independent marketing organizations (IMOs). These IMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 80 IMOs contracted who in turn have contracted over 6,800 independent agents with the Company. Roughly 30% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain investment contracts are also available. At March 31, 2003, the Company had approximately 55,600 international life insurance policies inforce representing approximately $9.2 billion in face amount of coverage.

International applications are submitted by independent contractor broker-agents. The Company has approximately 4,100 independent international brokers currently contracted, over 48% of which have submitted policy applications to the Company in the past twelve months.

There are some inherent risks of accepting international applications which are not present within the domestic market that are reduced substantially by the Company in several ways. As previously described, the Company accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources. This targeted customer base coupled with National Western's conservative underwriting practices have historically resulted in claims experience, due to natural causes, similar to that in the United States. The Company minimizes exposure to foreign currency risks by requiring payment of premiums, claims and other benefits almost entirely in United States dollars. Finally, the Company's nearly forty years of experience with the international products and its longstanding independent broker-agents relationships further serve to minimize risks.

SALES

Life Insurance

The following table sets forth information regarding the Company's life insurance sales activity as measured by annualized first year premiums. While the figures shown below are in accordance with industry practice and represent the amount of new business sold during the periods indicated, they are considered a non-GAAP financial measure. The Company believes sales are a measure of distribution productivity and are a leading indicator of future revenue trends. However, revenues are driven by sales in prior periods as well as in the current period and therefore, a reconciliation of sales to revenues is not meaningful or determinable.
	Three Months Ended March 31,

	2003	2002

	(In thousands)
International:
Universal life	$3,996	4,657
Traditional life	554	514
Equity-indexed life	2,279	473

	6,829	5,644

Domestic:
Universal life	249	622
Traditional life	86	70

	335	692

Totals	$7,164	6,336

Life insurance sales as measured by annualized first year premiums increased 13% in the first quarter of 2003 as compared to the first quarter of 2002. During the first quarter of 2002, the Company developed for sale its first equity-indexed universal life (EIUL) insurance product. The EIUL product offers a stated death benefit with inside cash value accumulation based either upon a fixed interest rate or a rate of return indexed to the performance of the Standard & Poor's 500 Index®. The product has been very successful since its introduction and accounted for approximately 32% of total life sales in the first quarter of 2003.

The Company experienced tremendous growth in international life insurance sales in 2002 increasing 130% over the prior year. Given the substantial increase in the level of sales in 2002, the Company expects 2003 sales increases to be much more modest. Applications submitted from residents of South America and the Pacific Rim have historically been the majority of international life insurance sales. In 2003, it is expected that applications submitted from residents of Eastern European countries will become a new area of growth for the Company.

Domestic operations have generally focused more heavily on annuity sales than on life insurance sales. The Company has initiated a revamping of its domestic life operations by changing the way it contracts distribution for life business, retooling and repricing products, eliminating products and distribution that have not contributed significantly to earnings, and creating new and competitive products. This has had the short-term effect of reducing sales, particularly with respect to universal life products. The Company expects by year-end that domestic life sales will show an increase over the prior year.

The following table sets forth information regarding the Company's life insurance in force for each date presented:
	Insurance In Force as of March 31,

	2003	2002

	($ in thousands)
Universal life:
Number of policies	87,610	85,400
Face amounts	$8,527,500	7,928,624

Traditional life:
Number of policies	61,890	64,760
Face amounts	$1,350,390	1,097,920

Equity-indexed life:
Number of policies	4,500	180
Face amounts	$838,196	32,900

Rider face amounts	$1,244,554	1,117,253

Total life insurance:
Number of policies	154,000	150,340
Face amounts	$11,960,640	10,176,697

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.
	Three Months Ended March 31,

	2003	2002

	(In thousands)

Equity-indexed annuities	$36,728	9,465
Other deferred annuities	125,279	63,848
Immediate annuities	7,514	4,908

Total	$169,521	78,221

Annuity sales as measured by single and annualized first year placed premium increased nearly 117% in the first quarter of 2003 over the comparable period in 2002. The Company's core portfolio of fixed rate single premium deferred annuity (SPDA) products experienced substantial increases as the combination of poorly performing equity markets along with a low interest rate setting served to create a favorable environment for these products. In addition to increases from existing and longstanding distribution, the Company has also been actively recruiting new independent distributors many of who were attracted to the Company's annuity portfolio of products.

Sales of equity-indexed annuities have been at lower levels for several years given the volatility and poor performance of the stock market. However, there has been a resurgence of interest in these products as many annuity purchasers perceive that equity markets have established a bottom level. The Company also released a new series of equity-indexed annuity products toward the end of the first quarter and believes that these products will generate incremental sales in 2003.

The following table sets forth information regarding annuities in force for each date presented:
	Annuities In Force as of March 31,

	2003	2002

	($ in thousands)

Equity-indexed annuities
Number of policies	9,280	8,780
GAAP annuity reserves	$444,581	405,312

Other deferred annuities
Number of policies	80,600	78,200
GAAP annuity reserves	$2,248,461	1,946,255

Immediate annuities
Number of policies	12,740	13,680
GAAP annuity reserves	$233,496	246,718

Total annuities
Number of policies	102,620	100,660
GAAP annuity reserves	$2,926,538	2,598,285

RESULTS OF OPERATIONS

Consolidated Operations

Revenues: The following details revenues excluding index options and realized gains on investments:
	Three Months Ended March 31,

	2003	2002

	(In thousands)

Universal life and annuity product charges	$20,106	17,784
Traditional life premiums	3,475	3,374
Net investment income	63,327	60,534
Other revenue	1,717	1,791

Totals	$88,625	83,483

Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances. Sales, primarily of international universal life products, have increased significantly which contributes to higher revenues in the form of cost of insurance charges which were $13.4 million in the first quarter of 2003 compared to $11.9 million at March 31, 2002. Surrender charges assessed against policyholder account balances remained constant at $5.3 million for the first quarters of 2003 and 2002.

Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. These are product lines that the Company has been de-emphasizing in favor of interest sensitive products, particularly in its international life insurance operations. In addition, traditional life premiums are muted for increases in reinsurance premiums and translation losses associated with policies in Haiti which is the only international country where premiums and benefits may be paid in other than U.S. dollars.

A detail of net investment income is provided below:
	Three Months Ended March 31,

	2003	2002

	(In thousands)
Gross investment income:
Debt securities	$56,695	53,890
Mortgage loans	3,737	3,978
Policy loans	1,780	1,905
Other investment income	1,594	1,162

Total investment income	63,806	60,935
Investment expenses	479	401

Net investment income (excluding index options)	63,327	60,534
Index options losses	(4,464)	(2,236)

Net investment income	$58,863	58,298

Net investable cash flow is primarily invested in investment grade debt securities. With the steady decline in interest rate levels during 2002, this has been reinforced as the market for mortgage loans fell below the Company's required yield levels for this type of investment. Despite the drop in interest rate levels, the Company still generated higher overall net investment earnings due to higher levels of invested assets.

Net investment income performance is summarized as follows:
	Three Months Ended March 31,

	2003	2002

	(In thousands except percentages)

Excluding index options:

Net investment income	$63,327	60,534
Average invested assets, at amortized cost	$3,629,054	3,285,427
Annual yield on average invested assets	6.98%	7.37%

Including index options:

Net investment income	$58,863	58,298
Average invested assets, at amortized cost	$3,644,768	3,289,027
Annual yield on average invested assets	6.46%	7.09%

Other revenue primarily pertains to the Company's other operations involving a nursing home. Revenues associated with this operation were $1.7 million and $1.5 million for the three months ended March 31, 2003 and 2002, respectively.

Index Options: Index options are derivative financial instruments used to hedge the equity return component of the Company's equity-indexed products which were first introduced for sale in 1997. In 2002, the Company began selling an equity-indexed universal life product. Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income. However, increases or decreases in income from these options are substantially offset by corresponding increases or decreases in amounts paid to equity-indexed policyholders.

The loss from index options in the first quarters of 2003 and 2002 was due to declining stock market conditions, specifically the performance of the S&P 500 Index®. Index options are intended to act as hedges to match closely the returns on the S&P 500 Index®. With the decline in this index, the index option values likewise declined. While income from index options was lower, the contract interest expense for the Company's equity-indexed products was also substantially lower.

Realized Gains (Losses) on Investments:  Realized losses of $6.7 million reported in the first quarter of 2003 are primarily due to other-than-temporarily impaired writedowns on several bond holdings. These writedowns are due to securities issuers having deteriorating operating trends, decreases in debt ratings, or other various operational and economic factors that became evident in the reporting period. No other-than-temporary impairment writedowns occurred in the first quarter of 2002.

Benefits and Expenses:  The following details benefits and expenses:
	Three Months Ended March 31,

	2003	2002

	(In thousands)

Policy benefits	$11,795	7,104
Amortization of deferred policy acquisition costs	8,483	10,221
Universal life and annuity contract interest	33,037	36,973
Other operating expenses	9,394	8,549

Totals	$62,709	62,847

The Company benefited from favorable mortality experience in the first quarter of 2002 resulting in lower policy benefits. Death claims increased from $5.2 million at March 31, 2002 to $8.0 million for March 31, 2003. While death claim amounts are subject to variation from period to period, the Company's mortality experience over the past five years has generally been consistent with its product pricing assumptions.

Life insurance companies are required to defer certain expenses associated with acquiring new business. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses and sales inducements. Effective January 1, 2003 the Company began deferring sales inducements in the form of first year interest bonuses that are directly related to the production of new annuity business. These charges are commonly deferred and amortized by insurers using the same methodology and assumptions used to amortize other capitalized acquisitions costs. Recognition of these deferred policy acquisition costs in the financial statements is to occur over future periods in relation to the emergence of profits priced into the products sold. This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns. Companies are required to review these assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profits pattern is to be "unlocked" and reset based upon the actual experience. While the Company is required to evaluate its emergence of profits continually, management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience.

The Company closely monitors its credited interest rates on interest sensitive policies, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. As market interest rates fluctuate, the Company's credited interest rates are often adjusted accordingly, taking into consideration other factors as described above. Raising policy credited rates can typically have more immediate impact than higher market rates on the Company's investment portfolio yield, making it more difficult to maintain the current interest spread. The difference between yields earned over policy credited rates is often referred to as the interest spread.

Contract interest also includes the performance of the equity-index component of the Company's equity-indexed products. As previously noted, the recent market performance of these equity-index features reduced contract interest expenses while also reducing the Company's investment income given the hedge nature of the options purchased for these products. Excluding equity-indexed products, the Company's average credited rate on annuity products was approximately 4.4% and 5.5% in the first quarter of 2003 and 2002, respectively. The average credited rate for interest sensitive life products approximated 4.9% and 5.5% in the first quarters of 2003 and 2002, respectively.

Other operating expenses consist of general administrative expenses, licenses and fees, and commissions not subject to deferral. As noted with Other Revenues, nursing home operation expenses are included in other operating expenses in the amount of $1.4 million and $1.3 million for the first quarters of 2003 and 2002, respectively. In addition, employee related expenses and benefits are $0.8 million higher for March 31, 2003 compared to the first quarter of 2002 due primarily to home office growth in personnel as a result of the increase in international life and annuity production.

Federal Income Taxes: Federal income taxes on earnings from continuing operations reflect effective tax rates of 34.0% and 33.7% for the first quarter of 2003 and 2002, respectively, which are lower than the expected Federal rate of 35%. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the quarters ended March 31, 2003 and 2002 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Segment earnings (losses):

March 31, 2003	$(1,151)	2,669	11,889	680	14,087

March 31, 2002	$1,242	2,319	8,130	508	12,199

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below:
	Three Months Ended March 31,

	2003	2002

	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$5,817	5,704
Net investment income	5,505	5,810
Other income	11	12

Total premiums and other revenue	11,333	11,526

Benefits and expenses:
Policy benefits	4,590	3,671
Amortization of deferred policy acquisition costs	3,325	1,003
Universal life insurance contract interest	2,368	2,456
Other operating expenses	2,803	2,524

Total benefits and expenses	13,086	9,654

Segment earnings (losses) before Federal income taxes	(1,753)	1,872

Provision (benefit) for Federal income taxes	(602)	630

Segment earnings (losses)	$(1,151)	1,242

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
	Three Months Ended March 31,

	2003	2002

	(In thousands)

Universal life insurance revenues	$3,996	3,863
Traditional life insurance premiums	1,980	2,063
Reinsurance premiums	(159)	(222)

Totals	$5,817	5,704

The Company's U.S. operations have historically emphasized annuity product sales over life product sales. Consequently, domestic life revenues have been declining for several years. However, it is the Company's goal to increase domestic life product sales and to continue to attract new sources of distribution.

Segment earnings have generally declined as the block of business has contracted and resulted in a segment loss of $1.3 million for the first quarter of 2003. The face amount of domestic life insurance inforce has declined from $2.9 billion at March 31, 2002, to $2.8 billion at December 31, 2002 and March 31, 2003. Absent the growth rates targeted by management, the block of business will continue to contract due to the normal incidence of terminations from death or surrender with lower earnings resulting. First quarter 2002 earnings were aided by favorable mortality experience and lower amortization amounts relating to deferred policy acquisition costs.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below:
	Three Months Ended March 31,

	2003	2002

	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$13,006	10,819
Net investment income	5,744	5,866
Other income	9	6

Total premiums and other revenue	18,759	16,691

Benefits and expenses:
Policy benefits	5,365	2,997
Amortization of deferred policy acquisition costs	2,357	3,663
Universal life insurance contract interest	3,782	4,160
Other operating expenses	3,191	2,373

Total benefits and expenses	14,695	13,193

Segment earnings before Federal income taxes	4,064	3,498

Provision for Federal income taxes	1,395	1,179

Segment earnings	$2,669	2,319

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below:
	Three Months Ended March 31,

	2003	2002

	(In thousands)

Universal life insurance revenues	$13,621	11,626
Traditional life insurance premiums	1,716	1,457
Reinsurance premiums	(2,331)	(2,264)

Totals	$13,006	10,819

International operations have emphasized universal life policies over traditional life insurance products. Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with generally accepted accounting principles. Actual universal life premiums collected are detailed below:
	Three Months Ended March 31,

	2003	2002

	(In thousands)
Universal life insurance:
First year and single premiums	$8,867	6,206
Renewal premiums	10,438	8,151

Totals	$19,305	14,357

The Company's international life operations have been a significant part of the Company's operations as evidenced by the growth in collected premiums. International sales increased due to new contracted distribution in several markets who were attracted to National Western given the Company's longstanding reputation for supporting its international life products and the instability of competing companies in international markets. In addition, the Company released its first equity-indexed universal life product for international life operations early in 2002 which was well received by its independent distribution with sales approximating $0.5 million and $3.3 million for the first quarter of 2002 and 2003, respectively. Management expects continued growth internationally but at a steadier pace than the rapid increase experienced in 2002. The first quarter of 2003 reflected higher mortality charges than the first quarter of 2002, however, policy benefits are prone to variation from reporting period to reporting period and are not necessarily indicative of a trend.

As the international life insurance inforce continues to grow, the Company anticipates operating earnings to similarly increase. The amount of international life insurance inforce has grown from $7.3 billion at March 31, 2002, to $8.8 billion at December 31, 2002 and $9.2 billion at March 31, 2003.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below:
	Three Months Ended March 31,

	2003	2002

	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$4,758	4,635
Net investment income	46,807	46,046
Other income	40	313

Total premiums and other revenue	51,605	50,994

Benefits and expenses:
Policy benefits	1,840	436
Amortization of deferred policy acquisition costs	2,801	5,555
Annuity contract interest	26,887	30,357
Other operating expenses	1,972	2,382

Total benefits and expenses	33,500	38,730

Segment earnings before Federal income taxes	18,105	12,264

Provision for Federal income taxes	6,216	4,134

Segment earnings	$11,889	8,130

Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. A comparative detail of the components of premiums and annuity contract revenues is provided below:

	Three Months Ended March 31,

	2003	2002

	(In thousands)

Surrender charges	$3,430	3,147
Payout annuity and other revenues	1,318	1,476
Traditional annuity premiums	10	12

Totals	$4,758	4,635

As previously noted, the Company's earnings are dependent upon annuity contracts persisting or remaining in force. While revenues decline with a reduction in surrender charges, the Company's earnings benefit.

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual annuity deposits collected for the three months ended March 31, 2003 and 2002 are detailed below:
	Three Months Ended March 31,

	2003	2002

	(In thousands)

Equity-indexed annuities	$38,506	9,527
Other deferred annuities	117,498	65,296
Immediate annuities	5,375	4,654

Totals	$161,379	79,477

Equity-indexed products sales typically follow the stock market in that sales are higher when confidence is high in the stock market and low if the stock market is showing poor performance. Sales of these products increased during the quarter ended March 31, 2003 over March 31, 2002 as consumers speculated as to a market bottom. Since the Company does not offer variable products or mutual funds, these equity-indexed products provide a key equity-based alternative to the Company's existing fixed annuity products.

As previously described, index options are used to hedge the equity return component of the Company's equity-indexed annuity products with any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, reflected in net investment income. Excluding index option income or losses from investment income in the annuity segment results in net investment income totaling $51.3 million and $48.3 million in the three months ended March 31, 2003 and 2002, respectively.

Other deferred annuity deposits increased significantly during the quarter ended March 31, 2003 over March 31, 2002 with $117.5 million collected as compared to $65.3 million, respectively. Fixed-rate annuity products became very popular with consumers in the wake of the stock market decline and volatility as they are a stable investment yielding a competitive interest rate in the current market. As a selling inducement, many of these products include a first year interest bonus in addition to a base interest rate. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred and amortized over future periods amounted to approximately $5.9 million at March 31, 2003.

The Company is required to periodically adjust deferred policy acquisition amortization factors for actual experience that varies from assumptions. While management does not currently anticipate any impact from unlocking in 2003, facts and circumstances may arise in the future which require that the factors be reexamined. No changes were made in amortization factors in the periods reported upon.

Annuity contract interest includes the equity component return associated with the Company's equity-indexed annuities. The detail of equity-index annuity contract interest compared to contract interest for all other annuities is as follows:
	Three Months Ended March 31,

	2003	2002

	(In thousands)

Equity-indexed annuities	$28	539
All other annuities	32,785	29,818

Gross contract interest	32,813	30,357
Bonus interest deferred and capitalized	(5,926)	-

Total contract interest	$26,887	30,357

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Nursing home operations generated $229,000 and $190,000 of operating earnings in the first quarters of 2003 and 2002, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the prudent handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of March 31, 2003 and December 31, 2002. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.
	Composition of Investments

	March 31, 2003		December 31, 2002

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Debt securities	$3,303,243	86.6	$3,183,546	88.0
Mortgage loans	173,700	4.5	168,634	4.7
Policy loans	90,911	2.4	92,714	2.6
Real estate	21,663	0.6	21,798	0.6
Equity securities	18,055	0.5	16,973	0.5
Index options	4,493	0.1	5,209	0.1
Other	201,563	5.3	128,734	3.5

Totals	$3,813,628	100.0	$3,617,608	100.0

Included in other invested assets are cash and short-term investment balances of $159.5 million and $85.5 million at March 31, 2003 and December 31, 2002, respectively.

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations (CMOs). As of March 31, 2003 and December 31, 2002, the Company's debt securities portfolio consisted of the following:
	Composition of Debt Securities

	March 31, 2003		December 31, 2002

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Corporate	$1,590,562	48.1	$1,574,448	49.5
Mortgage-backed securities	876,207	26.5	802,142	25.2
Public utilities	451,360	13.7	457,588	14.4
Asset-backed securities	230,814	7.0	236,158	7.4
Foreign governments	46,702	1.4	57,718	1.8
States & political subdivisions	26,243	0.8	24,882	0.8
U.S. government/agencies	81,355	2.5	30,610	0.9

Totals	$3,303,243	100.0	$3,183,546	100.0

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's portfolio. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's (S&P®), or other nationally recognized statistical rating organizations if securities were not rated by S&P® :
	March 31, 2003		December 31, 2002

	Amount	%	Amount	%

	(In thousands)		(In thousands)

AAA and U.S. government	$1,202,664	36.4	$1,089,735	34.2
AA	101,039	3.1	126,444	4.0
A	900,119	27.2	951,295	29.9
BBB	901,420	27.3	843,192	26.5
BB and other below investment grade	198,001	6.0	172,880	5.4

Totals	$3,303,243	100.0	$3,183,546	100.0

National Western does not purchase below investment grade securities. Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities. During the first quarter of 2003, the Company's percentage of below investment grade securities increased primarily due to downgrades of three split rated securities. All three have at least one investment grade rating by an agency at BBB- or above. Despite these downgrades, the Company's holdings of below investment grade securities is lower than industry averages and is a small percentage of total invested assets. These holdings are summarized below.
	Below Investment Grade Debt Securities

			Estimated	% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets

	(In thousands except percentages)

March 31, 2003	$222,978	198,001	193,897	5.2%

December 31, 2002	$210,301	172,880	168,085	4.8%

December 31, 2001	$132,689	119,960	118,709	3.6%

Impairment writedowns were recognized in the first quarter of 2003 in accordance with generally accepted accounting principles resulting in a realized loss of $6.4 million before taxes. These impairments consisted of writedowns relating to AMR Corp. of $3.1 million in accordance with FASB 115 other than temporary impairment provisions and writedowns on four collateralized bond obligations (CBO) of $3.3 million in accordance with EITF 99-20 accounting provisions. The Company has impaired four of its five CBO holdings to date due to factors causing cash flows on these investments less than originally expected.

The Company is closely monitoring its other below investment grade holdings. While losses are not currently anticipated based on the existing status and condition of these securities, continued credit deterioration of some securities is possible, which may result in further writedowns. Holdings in below investment grade securities by category are summarized below.
Below Investment Grade Debt Securities as of March 31, 2003

	Amortized	Carrying	Fair
Category	Cost	Value	Value

	(In thousands)

CBO/Asset Backs	$16,952	16,952	16,639
Healthcare	14,960	14,855	14,855
Manufacturing	37,871	34,184	34,184
Retail	34,586	34,115	34,115
Telecommunications	19,621	15,695	15,695
Transportation	41,730	32,422	29,252
Utilities/Energy	52,086	44,606	43,996
Other	5,172	5,172	5,161

Totals	$222,978	198,001	193,897

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at March 31, 2003, approximately 32% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide the Company flexibility to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.
	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)

	(In thousands)
Securities held to maturity:
Debt securities	$2,351,651	2,210,632	141,019
Securities available for sale:
Debt securities	1,092,611	1,057,529	35,082
Equity securities	18,055	11,860	6,195

Totals	$3,462,317	3,280,021	182,296

In accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company transferred debt securities totaling $4.7 million and $9.7 million in the first quarter of 2003 and 2002, respectively, from held to maturity to available for sale due to credit deterioration. Since the security transferred in 2003 was already written down to its market value, no net unrealized loss was recorded. For 2002, net unrealized losses of $0.1 million relating to these transfers were recorded as a component of accumulated other comprehensive income.

Proceeds from sales of securities available for sale totaled $3.6 million and $7.2 million which resulted in realized losses of $0.4 million and realized gains of $0.2 million during the first quarters of 2003 and 2002, respectively. During the first quarter of 2003 a bond security from the held to maturity portfolio was sold due to credit deterioration. The amortized cost of this security at the time of sale was $2,008,000 and resulted in a realized loss of $38,000. No sales were made from this portfolio for the first quarter of 2002.

Mortgage Loans and Real Estate

In general, the Company originates loans on high quality, income-producing properties such as shopping centers, freestanding retail stores, office buildings, industrial and sales or service facilities, selected apartment buildings, hotels, and health care facilities. The location of these loans is typically in major metropolitan areas that offer a potential for property value appreciation. Credit and default risk is minimized through strict underwriting guidelines and diversification of underlying property types and geographic locations. In addition to being secured by the property, mortgage loans with leases on the underlying property are often guaranteed by the lessee. This approach has proven to result in higher quality mortgage loans with fewer defaults.

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

The Company held net investments in mortgage loans totaling $173.7 million and $168.6 million at March 31, 2003 and December 31, 2002, respectively. The diversification of the portfolio by geographic region and by property type was as follows:
	March 31, 2003		December 31, 2002

Geographic Region:	Amount	%	Amount	%

	(In thousands)		(In thousands)

West South Central	$87,024	50.1	$93,281	55.3
Mountain	48,352	27.9	36,711	21.8
Pacific	17,612	10.1	17,768	10.5
East South Central	6,938	4.0	7,027	4.2
South Atlantic	6,283	3.6	6,334	3.8
All other	7,491	4.3	7,513	4.4

Totals	$173,700	100.0	$168,634	100.0

	March 31, 2003		December 31, 2002

Property Type:	Amount	%	Amount	%

	(In thousands)		(In thousands)

Retail	$125,377	72.2	$119,018	70.6
Office	30,265	17.4	31,145	18.5
Hotel/Motel	9,804	5.6	9,993	5.9
Land/Lots	7,145	4.1	7,322	4.3
Apartment	773	0.5	779	0.5
Nursing Home	149	0.1	183	0.1
All other	187	0.1	194	0.1

Totals	$173,700	100.0	$168,634	100.0

The Company does not recognize interest income on loans past due three months or more. At March 31, 2003 and December 31, 2002, the Company had mortgage loan principal balances past due three months or more of $6.9 million. Interest income not recognized for past due loans totaled approximately $0.1 million and $900 for the three months ended March 31, 2003 and 2002, respectively.

As of March 31, 2003 and December 31, 2002, the allowance for possible losses on mortgage loans was $0.7 million. The allowance is estimated based on an analysis of specific loans and management believes that the allowance for possible losses is adequate. While the Company closely manages its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

The Company currently holds a mortgage loan totaling $12.0 million at March 31, 2003 which is collateralized by property occupied by Fleming Companies, Inc. On April 1, 2003, Fleming Companies, Inc. filed for bankruptcy protection and on May 8, 2003 made public notice of its intention to close several distribution centers including one associated with the property collateralizing the loan held by the Company. Presently the loan is current as to principal and interest payments and the Company expects to receive full payment on the loan.

The Company's real estate investments totaled approximately $21.7 million and $21.8 million at March 31, 2003 and December 31, 2002, respectively, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of the Company. The Company recognized operating income on these properties of approximately $0.5 million and $0.4 million for the three months ended March 31, 2003 and 2002, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded an impairment writedown of $72,000 on these properties resulting in a realized loss during the first quarter of 2003. There were no writedowns in the first quarter of 2002 associated with these properties.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.
	March 31,	December 31,
	2003	2002

	(In thousands except percentages)

Debt securities - fair value	$3,444,262	3,324,891
Debt securities - amortized cost	$3,268,161	3,168,646
Fair value as a percentage of amortized cost	105.39%	104.93%
Unrealized gains	$176,101	156,245
Ten-year U.S. Treasury bond - decrease
in yield for the quarter	(0.02)%

	Unrealized Gain Balance

	At	At	Unrealized
	March 31,	December 31,	Gains (Losses)
	2003	2002	During 2003

	(In thousands)

Debt securities held to maturity	$141,019	141,345	(326)
Debt securities available for sale	35,082	14,900	20,182

Totals	$176,101	156,245	19,856

Changes in interest rates typically have a significant impact on the fair values of the Company's debt securities. Market interest rates of the ten-year U.S. Treasury bond decreased approximately 2 basis points from year-end 2002 causing an unrealized gain of $19.9 million on a portfolio of approximately $3 billion. The Company would expect similar results in the future from any significant upward or downward movement in market rates. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's consolidated balance sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2002, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first quarter of 2003 were reasonable given the expected range of results of this analysis.

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $59 million and $47 million for the three months ended March 31, 2003 and 2002, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $197 million and $58 million for the three months ended March 31, 2003 and 2002, respectively. These cash flow items could be reduced if interest rates rise. Net cash inflows from the Company's universal life and investment annuity deposit product operations totaled $95 million and $8 million during the three months ended March 31, 2003 and 2002, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 2003.

CHANGES IN ACCOUNTING PRINCIPLES AND CRITICAL ACCOUNTING POLICIES

Changes in Accounting Principles

Stock Compensation: Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies

Accounting policies discussed below are those considered critical to an understanding of the Company's financial statements.

Impairment of Investment Securities: The Company's accounting policy requires that a decline in the value of a security below its amortized cost basis be evaluated to determine if the decline is other than temporary. The primary factors considered in evaluating whether a decline in value for fixed income and equity securities is other than temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial conditions and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and interest payments, and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery. In addition, certain securitized financial assets with contractual cash flows are evaluated periodically by the Company to update the estimated cash flows over the life of the security. If the Company determines that the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the previous estimate, then an other than temporary impairment charge is recognized. When a security is deemed to be impaired, a charge is recorded in net realized losses equal to the difference between the fair value and amortized cost basis of the security. Once an impairment charge has been recorded, the fair value of the impaired investment becomes its new cost basis and the Company continues to review the other than temporarily impaired security for appropriate valuation on an ongoing basis.

Deferred Policy Acquisition Costs ("DPAC"):  The Company is required to defer certain policy acquisition costs and amortize them over future periods. These costs include commissions, first year interest rate bonuses, and certain other expenses that vary with and are primarily associated with acquiring new business. The deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs. The DPAC asset balance is subsequently charged to income over the lives of the underlying contracts in relation to the anticipated emergence of revenue or profits. Actual revenue or profits can vary from Company estimates resulting in increases or decreases in the rate of amortization. The Company regularly evaluates to determine if actual experience or other evidence suggests that earlier estimates should be revised. Assumptions considered significant include surrender and lapse rates, mortality, expense levels, investment performance, and estimated interest spread. Should the Company change its assumptions utilized to develop future revenues or profits (commonly referred to as "unlocking"), the Company would record a charge or credit to bring its DPAC balance to the level it would have been using the new assumptions from the date of each policy.

DPAC is also subject to periodic recoverability and loss recognition testing. These tests ensure that the present value of future contract-related cash flows will support the capitalized DPAC balance. The present value of these cash flows, less the benefit reserve, is compared with the unamortized DPAC balance and if the asset balance is greater, the deficiency is charged to expense as a component of amortization and the asset balance is reduced to the recoverable amount.

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

Other significant accounting policies, although not involving the same level of measurement uncertainties as those discussed above but nonetheless important to an understanding of the financial statements, are described in the Company's annual report of Form 10-K for the year ended December 31, 2002.

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

Disclosure Matters

Recent business events have called into question company activities and transactions which are not regularly disclosed in an SEC registrant's Annual Report and are not readily apparent from the financial statements. These include the use of unconsolidated entities, off-balance sheet arrangements and other transactions not conducted at arm's-length. The Company's consolidated financial statements include all subsidiaries and related operations and the Company does not utilize relationships with unconsolidated entities that facilitate the transfer of or access to assets such as "structured finance" or "special purpose" entities. Accordingly, the Company does not rely on off-balance sheet arrangements for financing, liquidity, or market or credit risk support which would expose the Company to liabilities not reflected on the face of its consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information that the Company must disclose in its filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company has adopted disclosure controls and procedures. Within the 90 day period prior to filing this report, the Company's Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14 (c) and concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes made in internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved or may become involved in various legal actions, in the normal course of business, in which claims for alleged economic and punitive damages have been or may be asserted, some for substantial amounts. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from potential, pending or threatened legal actions, after consideration of amounts provided for in the Company's financial statements, will have a material adverse effect on the financial condition or operating results of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
Exhibit 10(aj)	-	Bonus program by and between National Western Life Insurance Company and Domestic Marketing officers of National Western Life Insurance Company for the year ending December 31, 2003.

Exhibit 10(ak)	-	Bonus program by and between National Western Life Insurance Company and International Marketing Officers of National Western Life Insurance Company for the year ending December 31, 2003.

Exhibit 11	-	Computation of Earnings Per Share (filed on page 47 of this report).

Exhibit 99(a)	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99(b)	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2003.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: May 14, 2003	/S/Ross R. Moody

Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: May 14, 2003	/S/Brian M. Pribyl

Brian M. Pribyl
Senior Vice President,
Chief Financial & Administrative Officer and Treasurer
(Principal Financial Officer)

Date: May 14, 2003	/S/Kay E. Osbourn

Kay E. Osbourn
Vice President,
Controller and Assistant Treasurer
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

Date: May 14, 2003	/S/Robert L. Moody

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

Date: May 14, 2003	/S/Brian M. Pribyl

By: Brian M. Pribyl
Senior Vice President, Chief Financial &
Administrative Officer and Treasurer