Form 10-Q
period 2003-06-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2003-08-14
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Yes [ √ ] No [ ]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ √ ] No [ ]

As of August 13, 2003, the number of shares of Registrant's common stock outstanding was: Class A - 3,339,405 and Class B - 200,000.

INDEX

Part I. Financial Information:	Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
June 30, 2003 (Unaudited) and December 31, 2002

Condensed Consolidated Statements of Earnings
For the Three Months Ended June 30, 2003 and 2002 (Unaudited)

Condensed Consolidated Statements of Earnings
For the Six Months Ended June 30, 2003 and 2002 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended June 30, 2003 and 2002 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Six Months Ended June 30, 2003 and 2002 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2003 and 2002 (Unaudited)

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2003 and 2002 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information:

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	June 30,	December 31,
ASSETS	2003	2002

Cash and investments:
Securities held to maturity, at amortized cost	$2,403,423	2,161,951
Securities available for sale, at fair value	1,280,990	1,038,568
Mortgage loans, net of allowances for possible
losses ($660 and $660)	153,960	168,634
Policy loans	90,095	92,714
Index options	18,528	5,209
Other long-term investments	63,068	64,988
Cash and short-term investments	117,149	85,544

Total cash and investments	4,127,213	3,617,608

Deferred policy acquisition costs	498,899	442,266
Accrued investment income	50,588	49,485
Federal income tax receivable	-	513
Other assets	30,990	27,375

	$4,707,690	4,137,247

Note: The condensed consolidated balance sheet at December 31, 2002, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	(Unaudited)
	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2003	2002

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$142,592	143,877
Universal life and investment annuity contracts	3,766,219	3,305,088
Other policyholder liabilities	51,790	43,652
Federal income tax liability:
Current	2,384	-
Deferred	11,305	4,746
Other liabilities	85,715	32,678

Total liabilities	4,060,005	3,530,041

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,335,967 and
3,324,937 issued and outstanding in 2003 and 2002	3,336	3,325
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2003 and 2002	200	200
Additional paid-in capital	27,893	26,759
Accumulated other comprehensive income	21,561	9,038
Retained earnings	594,695	567,884

Total stockholders' equity	647,685	607,206

	$4,707,690	4,137,247

Note: The condensed consolidated balance sheet at December 31, 2002, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended June 30, 2003 and 2002
(Unaudited)
(In thousands, except per share amounts)
	2003	2002

Premiums and other revenue:
Life and annuity premiums	$3,610	3,508
Universal life and investment annuity contract revenues	19,318	19,198
Net investment income	76,267	55,973
Other income	1,657	1,553
Realized gains (losses) on investments	392	(8,460)

Total premiums and other revenue	101,244	71,772

Benefits and expenses:
Life and other policy benefits	8,359	7,266
Amortization of deferred policy acquisition costs	11,754	9,411
Universal life and investment annuity contract interest	46,038	32,673
Other operating expenses	9,739	8,999

Total benefits and expenses	75,890	58,349

Earnings before Federal income taxes	25,354	13,423

Provision (benefit) for Federal income taxes:
Current	7,787	5,906
Deferred	482	(1,291)

Total Federal income taxes	8,269	4,615

Net earnings	$17,085	8,808

Basic Earnings Per Share	$4.84	2.50

Diluted Earnings Per Share	$4.82	2.47

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months Ended June 30, 2003 and 2002
(Unaudited)
(In thousands, except per share amounts)

	2003	2002

Premiums and other revenue:
Traditional life and annuity premiums	$7,085	6,882
Universal life and investment annuity contract revenues	39,424	36,982
Net investment income	135,130	114,271
Other income	3,374	3,344
Realized losses on investments	(6,317)	(8,406)

Total premiums and other revenue	178,696	153,073

Benefits and expenses:
Life and other policy benefits	20,154	14,370
Amortization of deferred policy acquisition costs	20,237	19,632
Universal life and investment annuity contract interest	79,075	69,646
Other operating expenses	19,133	17,548

Total benefits and expenses	138,599	121,196

Earnings before Federal income taxes	40,097	31,877

Provision (benefit) for Federal income taxes:
Current	13,456	12,898
Deferred	(170)	(2,063)

Total Federal income taxes	13,286	10,835

Net earnings	$26,811	21,042

Basic Earnings Per Share	$7.60	5.98

Diluted Earnings Per Share	$7.56	5.92

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2003 and 2002
(Unaudited)
(In thousands)
	2003	2002

Net earnings	$17,085	8,808

Other comprehensive income net of effects of
deferred policy acquisition costs and taxes:
Net unrealized gains (losses) on securities:
Net unrealized holding gains arising during period	7,265	1,815
Reclassification adjustment for losses (gains) included in net earnings	(250)	5,631
Amortization of net unrealized losses
related to transferred securities	12	14
Unrealized losses on securities transferred during period
from held to maturity to available for sale	-	(946)

Net unrealized gains on securities	7,027	6,514

Foreign currency translation adjustments	(21)	(25)

Minimum pension liability adjustment	-	(273)

Other comprehensive income	7,006	6,216

Comprehensive income	$24,091	15,024

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2003 and 2002
(Unaudited)
(In thousands)
	2003	2002

Net earnings	$26,811	21,042

Other comprehensive income, net of effects of
deferred policy acquisition costs and taxes:
Net unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	8,707	(184)
Reclassification adjustment for losses included in net earnings	3,524	5,652
Amortization of net unrealized losses
related to transferred securities	234	24
Unrealized losses on securities transferred during period
from held to maturity to available for sale	-	(1,012)

Net unrealized gains on securities	12,465	4,480

Foreign currency translation adjustments	58	7

Other comprehensive income	12,523	4,487

Comprehensive income	$39,334	25,529

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2003 and 2002
(Unaudited)
(In thousands)

	2003	2002

Common stock:
Balance at beginning of year	$3,525	3,515
Shares exercised under stock option plan	11	10

Balance at end of period	3,536	3,525

Additional paid-in capital:
Balance at beginning of year	26,759	25,921
Increase related to stock option plan	1,134	838

Balance at end of period	27,893	26,759

Accumulated other comprehensive income (loss):
Unrealized gains on securities:
Balance at beginning of year	8,324	2,409
Change in unrealized gains during period	12,465	4,480

Balance at end of period	20,789	6,889

Foreign currency translation adjustments:
Balance at beginning of year	3,249	3,037
Change in translation adjustments during period	58	7

Balance at end of period	3,307	3,044

Minimum pension liability adjustment:
Balance at beginning of year	(2,535)	(1,312)
Change in minimum pension liability adjustment during period	-	-

Balance at end of period	(2,535)	(1,312)

Accumulated other comprehensive income at end of period	21,561	8,621

Retained earnings:
Balance at beginning of year	567,884	525,818
Net earnings	26,811	21,042

Balance at end of period	594,695	546,860

Total stockholders' equity	$647,685	585,765

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2002
(Unaudited)
(In thousands)

	2003	2002

Cash flows from operating activities:
Net earnings	$26,811	21,042
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and investment annuity contract interest	79,075	69,646
Surrender charges and other policy revenues	(13,100)	(14,711)
Realized losses on investments	6,317	8,406
Accrual and amortization of investment income	(5,637)	(2,864)
Depreciation and amortization	668	664
Decrease (increase) in value of index options	(9,791)	1,406
Increase in deferred policy acquisition costs	(69,549)	(16,991)
Decrease (increase) in accrued investment income	(1,103)	469
Decrease (increase) in other assets	(4,265)	878
Decrease in liabilities for future policy benefits	(1,109)	(1,184)
Increase in other policyholder liabilities	8,138	3,547
Increase (decrease) in Federal income tax liability	3,012	(6,418)
Increase in other liabilities	27,072	3,503
Other	1,701	(539)

Net cash provided by operating activities	48,240	66,854

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	1,970	-
Securities available for sale	21,031	20,157
Other investments	6,405	9,099
Proceeds from maturities and redemptions of:
Securities held to maturity	285,723	108,392
Securities available for sale	72,695	35,155
Purchases of:
Securities held to maturity	(506,127)	(152,350)
Securities available for sale	(281,278)	(74,681)
Other investments	(8,437)	(14,738)
Principal payments on mortgage loans	28,470	16,041
Cost of mortgage loans acquired	(13,522)	(7,791)
Decrease in policy loans	2,619	2,699
Other	(436)	(412)

Net cash used in investing activities	(390,887)	(58,429)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Six Months Ended June 30, 2003 and 2002
(Unaudited)
(In thousands)

	2003	2002

Cash flows from financing activities:
Deposits to account balances for universal life
and investment annuity contracts	$545,617	184,962
Return of account balances on universal life
and investment annuity contracts	(172,018)	(163,046)
Issuance of common stock under stock option plan	668	686

Net cash provided by financing activities	374,267	22,602

Effect of foreign exchange	(15)	(28)

Net increase in cash and short-term investments	31,605	30,999
Cash and short-term investments at beginning of year	85,544	10,203

Cash and short-term investments at end of period	$117,149	41,202

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the six month period for:
Interest	$24	54
Income taxes	10,200	16,600

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2003, and the results of its operations and its cash flows for the three months and six months ended June 30, 2003 and 2002. The results of operations for the three months and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report of Form 10-K for the year ended December 31, 2002, accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov.

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
	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands except per share amounts)

Net earnings:
As reported	$17,085	8,808	26,811	21,042
Add: Stock-based compensation
expense included in reported net
income, net of related tax effects	94	-	195	-
Deduct: Total stock-based
compensation expense
determined under fair value based
method for all awards, net of
related tax effects	(94)	(129)	(195)	(270)

Pro forma net income	$17,085	8,679	26,811	20,772

Basic earnings per share:
As reported	$4.84	2.50	7.60	5.98
Pro forma	$4.84	2.46	7.60	5.90

Diluted earnings per share:
As reported	$4.82	2.47	7.56	5.92
Pro forma	$4.82	2.45	7.56	5.86

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The statement is generally effective for contracts entered into or modified after June 30, 2003. The Company is evaluating the impact of this statement and does not believe that it will have a material impact on its financial results.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is evaluating the impact of this statement and does not believe that it will have a material impact on its financial results.

(3)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The Company paid no cash dividends on common stock during the six months ended June 30, 2003 and 2002, as it follows a policy of retaining any earnings in order to finance the development of business and to meet regulatory requirements for capital.

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

The Company evaluates segment performance based on after tax segment earnings excluding the effect of net realized investment gains and losses. While these items may be significant components in understanding and assessing the Company's consolidated financial performance, the presentation of segment earnings enhances the understanding of results of operations by highlighting net income attributable to the normal, recurring operations of each segment.

A summary of segment information for the quarters ended June 30, 2003 and 2002 and for the three and six months there ended is provided below. A reconciliation of segment information to GAAP reported classifications follows the segment analysis in this note.

Selected Segment Information:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

June 30, 2003:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$52,309	119,415	327,175	-	498,899
Total segment assets	369,008	496,775	3,753,876	74,541	4,694,200
Future policy benefits	301,698	351,235	3,255,878	-	3,908,811
Other policyholder liabilities	9,689	12,254	29,847	-	51,790

Three Months Ended
June 30, 2003:
Condensed Income Statements:
Premiums and contract
revenues	$5,848	13,000	4,080	-	22,928
Net investment income	5,186	5,887	62,586	2,608	76,267
Other income	5	28	(11)	1,635	1,657

Total revenues	11,039	18,915	66,655	4,243	100,852

Policy benefits	4,509	3,390	460	-	8,359
Amortization of deferred
policy acquisition costs	2,574	1,221	7,959	-	11,754
Universal life and investment
annuity contract interest	2,157	4,856	39,025	-	46,038
Other operating expenses	2,937	2,904	2,500	1,398	9,739
Federal income
taxes (benefits)	(363)	2,147	5,408	940	8,132

Total expenses	11,814	14,518	55,352	2,338	84,022

Segment earnings (losses)	$(775)	4,397	11,303	1,905	16,830

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Six Months Ended
June 30, 2003:
Condensed Income Statements:
Premiums and contract
revenues	$11,665	26,006	8,838	-	46,509
Net investment income	10,691	11,631	109,393	3,415	135,130
Other income	16	37	29	3,292	3,374

Total revenues	22,372	37,674	118,260	6,707	185,013

Policy benefits	9,099	8,755	2,300	-	20,154
Amortization of deferred
policy acquisition costs	5,899	3,578	10,760	-	20,237
Universal life and investment
annuity contract interest	4,525	8,638	65,912	-	79,075
Other operating expenses	5,740	6,095	4,472	2,826	19,133
Federal income
taxes (benefits)	(965)	3,542	11,624	1,296	15,497

Total expenses	24,298	30,608	95,068	4,122	154,096

Segment earnings (losses)	$(1,926)	7,066	23,192	2,585	30,917

Selected Segment Information:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

June 30, 2002:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$61,397	94,737	257,352	-	413,486
Total segment assets	378,609	439,657	3,042,892	58,439	3,919,597
Future policy benefits	300,059	326,113	2,635,088	-	3,261,260
Other policyholder liabilities	9,662	10,952	21,588	-	42,202

Three Months Ended
June 30, 2002:
Condensed Income Statements:
Premiums and contract
revenues	$6,008	11,800	4,898	-	22,706
Net investment income	6,021	5,972	41,423	2,557	55,973
Other income	15	7	107	1,424	1,553

Total revenues	12,044	17,779	46,428	3,981	80,232

Policy benefits	3,573	3,147	546	-	7,266
Amortization of deferred
policy acquisition costs	3,029	1,950	4,432	-	9,411
Universal life and investment
annuity contract interest	2,352	4,161	26,160	-	32,673
Other operating expenses	2,999	2,234	2,414	1,352	8,999
Federal income taxes	41	2,168	4,464	903	7,576

Total expenses	11,994	13,660	38,016	2,255	65,925

Segment earnings	$50	4,119	8,412	1,726	14,307

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Six Months Ended
June 30, 2002:
Condensed Income Statements:
Premiums and contract
revenues	$11,712	22,619	9,533	-	43,864
Net investment income	11,831	11,838	87,469	3,133	114,271
Other income	27	13	420	2,884	3,344

Total revenues	23,570	34,470	97,422	6,017	161,479

Policy benefits	7,244	6,144	982	-	14,370
Amortization of deferred
policy acquisition costs	4,032	5,613	9,987	-	19,632
Universal life and investment
annuity contract interest	4,808	8,321	56,517	-	69,646
Other operating expenses	5,523	4,607	4,796	2,622	17,548
Federal income taxes	671	3,347	8,598	1,161	13,777

Total expenses	22,278	28,032	80,880	3,783	134,973

Segment earnings	$1,292	6,438	16,542	2,234	26,506

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below:
	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$22,928	22,706	46,509	43,864
Net investment income	76,267	55,973	135,130	114,271
Other income	1,657	1,553	3,374	3,344

Total Segment Revenues	100,852	80,232	185,013	161,479

Realized gains (losses) on
investments	392	(8,460)	(6,317)	(8,406)

Total consolidated premiums and
other revenue	$101,244	71,772	178,696	153,073

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$8,132	7,576	15,497	13,777
Taxes (benefits) on realized gains
(losses) on investments	137	(2,961)	(2,211)	(2,942)

Total consolidated Federal
income taxes	$8,269	4,615	13,286	10,835

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)
Net Earnings:
Total segment earnings	$16,830	14,307	30,917	26,506
Realized gains (losses) on
investments, net of taxes	255	(5,499)	(4,106)	(5,464)

Total consolidated net earnings	$17,085	8,808	26,811	21,042

	June 30,

	2003	2002

	(In thousands)
Assets:
Total segment assets	$4,694,200	3,919,597
Other unallocated assets	13,632	11,383

Total consolidated assets	$4,707,832	3,930,980

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Insurance Operations - Domestic

The Company is currently licensed to do business in all states except for New York and New Hampshire. Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products. The majority of domestic sales are the Company's annuities, which include single and flexible premium deferred annuities, single premium immediate annuities, and equity-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At June 30, 2003, the Company maintained approximately 107,300 annuity policies in force.

National Western markets and distributes its domestic products primarily through independent marketing organizations (IMOs). These IMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 90 IMOs contracted who in turn have contracted 9,300 independent agents with the Company. Roughly 34% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain investment contracts are also available. At June 30, 2003, the Company had approximately 57,000 international life insurance policies in force representing approximately $9.5 billion in face amount of coverage.

International applications are submitted by independent contractor broker-agents. The Company has approximately 4,300 independent international brokers currently contracted, over 48% of which have submitted policy applications to the Company in the past twelve months.

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
	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)
International:
Universal life	$3,801	3,896	7,798	8,545
Traditional life	568	369	1,122	883
Equity-indexed life	2,393	2,418	4,672	2,891

	6,762	6,683	13,592	12,319

Domestic:
Universal life	400	425	650	1,017
Traditional life	69	136	157	205

	469	561	807	1,222

Totals	$7,231	7,244	14,399	13,541

Life insurance sales as measured by annualized first year premiums increased 6% in the first six months of 2003 as compared to 2002. During the first quarter of 2002, the Company developed for sale its first equity-indexed universal life (EIUL) insurance product. The EIUL product offers a stated death benefit with inside cash value accumulation based either upon a fixed interest rate or a rate of return indexed to the performance of the Standard & Poor's 500 Index®. The product has been very successful since its introduction and accounted for approximately 32% of total life sales year-to-date in 2003.

The Company experienced tremendous growth in international life insurance sales in 2002 increasing 130% over the prior year. Given the substantial increase in the level of sales in 2002, the Company expects 2003 sales increases to be much more modest. Applications submitted from residents of South America and the Pacific Rim have historically been the majority of international life insurance sales. During the second quarter of 2003, the Company began accepting applications submitted from residents of Eastern European countries and expects this to be a new area of growth for the Company.

Domestic operations have generally focused more heavily on annuity sales than on life insurance sales. The Company has initiated a revamping of its domestic life operations by changing the way it contracts distribution for life business, retooling and repricing products, eliminating products and distribution that have not contributed significantly to earnings, and creating new and competitive products. This has had the short-term effect of reducing sales, particularly with respect to universal life products. The Company has focused its recruitment of independent distribution toward life insurance sellers in an effort to begin building up this segment of business.

The following table sets forth information regarding the Company's life insurance in force for each date presented:
	Insurance In Force as of June 30,

	2003	2002

	($ in thousands)
Universal life:
Number of policies	87,780	85,810
Face amounts	$8,595,100	8,050,700

Traditional life:
Number of policies	61,050	63,910
Face amounts	$1,408,550	1,131,860

Equity-indexed life:
Number of policies	5,470	1,140
Face amounts	$1,020,970	218,010

Rider face amounts	$1,262,890	1,132,880

Total life insurance:
Number of policies	154,300	150,860
Face amounts	$12,287,510	10,533,450

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)

Equity-indexed annuities	$115,420	10,657	153,374	20,122
Other deferred annuities	231,469	74,678	355,521	138,519
Immediate annuities	12,527	4,975	20,041	9,881

Totals	$359,416	90,310	528,936	168,522

Annuity sales as measured by single and annualized first year placed premium increased nearly 298% in the second quarter of 2003 over the comparable period in 2002. Year-to-date, annuity sales were over three times the level in the first six months of 2002. The Company's core portfolio of fixed rate single premium deferred annuity (SPDA) products experienced substantial increases as the combination of poorly performing equity markets along with a low interest rate setting served to create a favorable environment for these products. In addition to increases from existing and longstanding distribution, the Company has also been actively recruiting new independent distributors many of who were attracted to the Company's annuity portfolio of products.

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

A challenge in a low interest environment is to maintain product profitability through careful management of investment spread, or the difference between what the Company earns on its investments backing product obligations versus the interest it pays to contractholders. State nonforfeiture laws mandate minimum interest rates that are guaranteed in annuity products sold, therefore, this is an area of increasing concern to the life insurance industry. In response to declining rate levels, carriers have been rapidly decreasing the rates credited to annuity policies while fast approaching the minimum interest rate guarantee levels. To protect or maintain profitability, many carriers have ceased selling certain products and cut commission levels paid to agents. The Company has been able to maintain its investment spread and meet profit targets in the midst of this environment although certain products have been removed from its portfolio and modest commission reductions have been implemented.

State regulators have been attentive to the current environment by revising the laws prescribing minimum interest rates guaranteed in products to provide for the lower interest rate levels. The Company has been proactive in reducing minimum interest rate guarantees in new products developed anticipating the current economic scenario and is continuing to develop additional products for sale which incorporate the recently revised regulations with respect to minimum interest rate levels.

The following table sets forth information regarding annuities in force for each date presented:
	Annuities In Force as of June 30,

	2003	2002

	($ in thousands)

Equity-indexed annuities
Number of policies	11,020	8,710
GAAP annuity reserves	$562,680	399,320

Other deferred annuities
Number of policies	83,660	78,060
GAAP annuity reserves	$2,451,590	1,993,350

Immediate annuities
Number of policies	12,600	13,250
GAAP annuity reserves	$238,580	239,290

Total annuities
Number of policies	107,280	100,020
GAAP annuity reserves	$3,252,850	2,631,960

RESULTS OF OPERATIONS

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In addition, the Company regularly evaluates operating performance using non-GAAP financial measures which exclude or segregate index options and realized investment gains and losses from operating revenues and earnings. Similar measures are commonly used in the insurance industry in order to assess profitability and results from ongoing operations. The Company believes that the presentation of these non-GAAP financial measures enhances the understanding of the Company's results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Company's business. The Company excludes or segregates index options and realized investment gains and losses because such items are often the result of events which may or may not be at the Company's discretion and the fluctuating effects of these items could distort trends in the underlying profitability of the Company's business. Therefore, in the following sections discussing consolidated operations and segment operations appropriate reconciliations have been included to report information management considers useful in enhancing an understanding of the Company's operations to reportable GAAP reflected in the financial statements.

Consolidated Operations

Revenues: The following details Company revenues:
	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)

Universal life and annuity
product charges	$19,318	19,198	39,424	36,982
Traditional life premiums	3,610	3,508	7,085	6,882
Net investment income
excluding index options	66,995	62,962	130,322	123,496
Other revenue	1,657	1,553	3,374	3,344

Operating Revenues	91,580	87,221	180,205	170,704
Index option gains (losses)	9,272	(6,989)	4,808	(9,225)
Realized gains (losses)
on investments	392	(8,460)	(6,317)	(8,406)

Total Revenues	$101,244	71,772	178,696	153,073

Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances. Sales, primarily of international universal life products, have remained strong during the first six months of 2003 resulting in revenues in the form of cost of insurance charges which were $27.1 million compared to $24.1 million for the six months ended June 30, 2003 and 2002, respectively. Surrender charge revenue decreased from $11.4 million to $10.2 million for the six months ended 2002 compared to 2003 reflecting improved policy persistency.

Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. These are product lines the Company has been de-emphasizing in favor of interest sensitive products.

A detail of net investment income is provided below:
	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)

Gross investment income:
Debt securities	$57,206	53,945	113,901	107,835
Mortgage loans	4,732	3,893	8,469	7,871
Policy loans	1,731	1,757	3,511	3,662
Other investment income	3,826	3,645	5,420	4,807

Total investment income	67,495	63,240	131,301	124,175
Investment expenses	500	278	979	679

Net investment income
(excluding index options)	66,995	62,962	130,322	123,496

Index options gains (losses)	9,272	(6,989)	4,808	(9,225)

Net investment income	$76,267	55,973	135,130	114,271

Net investable cash flow is primarily invested in investment grade debt securities. With the steady decline in interest rate levels that began in 2001, this has been even more the case as the market for mortgage loans fell below the Company's required yield levels for this type of investment and fewer policyholders opted to borrow against their policy values. Mortgage loan investment income for the three and six months periods ended June 30, 2003 include $0.8 million of interest and fees relating to a mortgage loan assignment and assumption.

Net investment income performance is summarized as follows:

	Six Months Ended June 30,

	2003	2002

	(In thousands except percentages)

Excluding index options:

Net investment income	$130,322	123,496
Average invested assets, at amortized cost	$3,763,025	3,372,227
Annual yield on average invested assets	6.93%	7.32%

Including index options:

Net investment income	$135,130	114,271
Average invested assets, at amortized cost	$3,770,084	3,385,479
Annual yield on average invested assets	7.17%	6.75%

Other revenue primarily pertains to the Company's operations involving a nursing home. Revenues associated with this operation were $1.6 million and $1.4 million for the three months ended June 30, 2003 and 2002, respectively, and $3.3 million and $2.9 million for the six months ended June 30, 2003 and 2002, respectively.

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

Index options gained in value as the S&P 500 Index® performance showed marked improvement over the previous quarters in 2003 and 2002. The quarter ending June 30, 2003 reported a gain of $9.3 million compared to a loss of $7.0 million for the quarter ending June 30, 2002. The comparable six month amounts were $4.8 million gain and $9.2 million loss for June 30, 2003 and 2002, respectively. Index options are intended to act as hedges to match closely the returns on the S&P 500 Index®. With the increase in this index, the index option values likewise increased. While income from index options increased, the contract interest expense for the Company's equity-indexed products was also substantially increased.

Realized losses of $6.3 million reported in the first six months of 2003 are primarily due to other-than-temporarily impaired writedowns on several bond holdings. Writedowns were also recorded in June 2002 resulting in a realized loss of $8.4 million at quarter end June 30, 2002. These writedowns were due to securities issuers having deteriorating operating trends, decreases in debt ratings, or other various operational and economic factors that became evident in the reporting period. No other-than-temporary impairment writedowns occurred in the second quarter of 2003.

Benefits and Expenses:  The following details benefits and expenses:
	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)

Policy benefits	$8,359	7,266	20,154	14,370
Amortization of deferred policy
acquisition costs	11,754	9,411	20,237	19,632
Universal life and annuity
contract interest	46,038	32,673	79,075	69,646
Other operating expenses	9,739	8,999	19,133	17,548

Totals	$75,890	58,349	138,599	121,196

Policy benefits increased in 2003 with the Company reporting $6.6 million of death claims compared to $5.0 million for the same three months ended in 2002. Six month figures reflected $14.6 million and $10.2 million for 2003 and 2002, respectively. The Company's mortality experience over the past five years has generally been consistent with its product pricing assumptions.

Life insurance companies are required to defer certain expenses associated with acquiring new business. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses and sales inducements. Effective January 1, 2003 the Company began deferring sales inducements in the form of first year interest bonuses that are directly related to the production of new annuity business. These charges are commonly deferred and amortized by insurers using the same methodology and assumptions used to amortize other capitalized acquisitions costs. Recognition of these deferred policy acquisition costs in the financial statements is to occur over future periods in relation to the emergence of profits priced into the products sold. This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns. Companies are required to review these assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profit patterns is to be "unlocked" and reset based upon the actual experience. In the second quarter of 2003 the Company increased its amortization of deferred policy acquisition costs pertaining to its annuity line of business in anticipation that low interest rate levels would effect the emergence of profits in the future.

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

Contract interest also includes the performance of the equity-index component of the Company's equity-indexed products. As previously noted, the recent market performance of these equity-index features increased contract interest expenses while also increasing the Company's investment income given the hedge nature of the options purchased for these products. Excluding equity-indexed products, the Company's average credited rate on annuity products was approximately 4.1% and 5.4% in the first six months of 2003 and 2002, respectively. The average credited rate for interest sensitive life products approximated 5.0% and 5.5% in the first six months of 2003 and 2002, respectively.

Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, and expenses of operations involving a nursing home. The nursing home expenses were $1.4 million for the second quarters of 2003 and 2002 and $2.8 million and $2.6 million in the first six months of 2003 and 2002, respectively. Excluding nursing home operations expenses, other operating expenses that vary with the amount of new business have increased given significantly higher levels of submitted policy applications.

Federal Income Taxes: Federal income taxes on earnings from continuing operations reflect effective tax rates of 33.1% and 34.0% for the first six months of 2003 and 2002, respectively, which are lower than the expected Federal rate of 35%. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings

The Company evaluates segment performance based on after tax segment earnings excluding the effect of net realized investment gains and losses. While these items may be significant components in understanding and assessing the Company's consolidated financial performance, the presentation of segment earnings enhances the understanding of results of operations by highlighting net income attributable to the normal, recurring operations of each segment.

A summary of segment earnings (losses) for the three months and six months ended June 30, 2003 and 2002 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Three months ended:

June 30, 2003	$(775)	4,397	11,303	1,905	16,830

June 30, 2002	$50	4,119	8,412	1,726	14,307

Six months ended:

June 30, 2003	$(1,926)	7,066	23,192	2,585	30,917

June 30, 2002	$1,292	6,438	16,542	2,234	26,506

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below:
	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$5,848	6,008	11,665	11,712
Net investment income	5,186	6,021	10,691	11,831
Other income	5	15	16	27

Total premiums and other revenue	11,039	12,044	22,372	23,570

Benefits and expenses:
Policy benefits	4,509	3,573	9,099	7,244
Amortization of deferred policy
acquisition costs	2,574	3,029	5,899	4,032
Universal life insurance contract
interest	2,157	2,352	4,525	4,808
Other operating expenses	2,937	2,999	5,740	5,523

Total benefits and expenses	12,177	11,953	25,263	21,607

Segment earnings (losses) before
Federal income taxes	(1,138)	91	(2,891)	1,963

Provision (benefit) for
Federal income taxes	(363)	41	(965)	671

Segment earnings (losses)	$(775)	50	(1,926)	1,292

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
	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)

Universal life insurance revenues	$3,964	4,198	7,960	8,061
Traditional life insurance premiums	2,085	2,045	4,065	4,108
Reinsurance premiums	(201)	(235)	(360)	(457)

Totals	$5,848	6,008	11,665	11,712

The Company's U.S. operations have historically emphasized annuity product sales over life product sales. Consequently, domestic life revenues have been declining for several years. However, it is the Company's goal to increase domestic life product sales and to continue to attract new sources of distribution.

Segment earnings have generally declined as the block of business has contracted and resulted in a segment loss of $1.9 million for the first six months of 2003 compared to a gain of $1.3 million for the same period in 2002. The face amount of domestic life insurance in force has declined from $2.9 billion at June 30, 2002, to $2.8 billion at December 31, 2002 and June 30, 2003. Absent the growth rates targeted by management, the block of business will continue to contract due to the normal incidence of terminations from death or surrender with lower earnings resulting. During the first six months of 2002 earnings were aided by favorable mortality experience and lower amortization amounts relating to deferred policy acquisition costs.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below:
	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$13,000	11,800	26,006	22,619
Net investment income	5,887	5,972	11,631	11,838
Other income	28	7	37	13

Total premiums and other revenue	18,915	17,779	37,674	34,470

Benefits and expenses:
Policy benefits	3,390	3,147	8,755	6,144
Amortization of deferred policy
acquisition costs	1,221	1,950	3,578	5,613
Universal life insurance contract
interest	4,856	4,161	8,638	8,321
Other operating expenses	2,904	2,234	6,095	4,607

Total benefits and expenses	12,371	11,492	27,066	24,685

Segment earnings before Federal
income taxes	6,544	6,287	10,608	9,785

Federal income taxes	2,147	2,168	3,542	3,347

Segment earnings	$4,397	4,119	7,066	6,438

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below:
	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)

Universal life insurance revenues	$14,142	12,572	27,763	24,198
Traditional life insurance premiums	1,808	1,617	3,524	3,074
Reinsurance premiums	(2,950)	(2,389)	(5,281)	(4,653)

Totals	$13,000	11,800	26,006	22,619

International operations have emphasized universal life policies over traditional life insurance products. Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with generally accepted accounting principles. Actual universal life premiums collected are detailed below:
	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)

Universal life insurance:
First year and single premiums	$8,515	7,229	17,382	13,435
Renewal premiums	11,793	10,100	22,231	18,251

Totals	$20,308	17,329	39,613	31,686

The Company's international life operations have historically been a steady performer but 2002 brought tremendous growth with the addition of new contracted distribution which began to occur in the fourth quarter of 2001. This distribution was attracted to National Western by the Company's longstanding reputation of supporting its international life products and the instability of competing companies in this area. In addition, the Company released its first equity-indexed universal life product for international life operations early in 2002 which has been well received by its independent distribution with sales approximating $4.7 million and $2.9 million for the six months ended June 30, 2003 and 2002, respectively. While the Company has enjoyed a move to higher sales levels in 2002 and 2003, management believes further sales growth levels will return to a steadier pattern in the next few years. Policy benefits for the six months ended June 30, 2003 remained above 2002 benefits expenses for the same period reflecting the substantial increases in policies in force with $8.8 million and $6.1 million reported for June 2003 and 2002, respectively. Amortization of deferred policy acquisition costs decreased during the first six months of 2003 compared to the same period in 2002 due to changes in non-guaranteed product features which will affect future gross profits on these products. Amortization relating to these costs was $3.6 million and $5.6 million for the six months ended June 30, 2003 and 2002, respectively. Other operating expenses reflect an increase for the six months from $4.6 million in 2002 to $6.1 million in 2003 due to expense reallocation adjustments based on normal review made by the Company in allocating costs by line of business.

As the international life insurance in force continues to grow, the Company anticipates operating earnings to similarly increase. The amount of international life insurance in force has grown from $7.7 billion at June 30, 2002 to $8.8 billion at December 31, 2002 to $9.5 billion at June 30, 2003.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's annuities and investment contracts are available to international residents, such sales are currently small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below:
	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$4,080	4,898	8,838	9,533
Net investment income	62,586	41,423	109,393	87,469
Other income (loss)	(11)	107	29	420

Total premiums and other revenue	66,655	46,428	118,260	97,422

Benefits and expenses:
Policy benefits	460	546	2,300	982
Amortization of deferred policy
acquisition costs	7,959	4,432	10,760	9,987
Annuity contract
interest	39,025	26,160	65,912	56,517
Other operating expenses	2,500	2,414	4,472	4,796

Total benefits and expenses	49,944	33,552	83,444	72,282

Segment earnings before Federal
income taxes	16,711	12,876	34,816	25,140

Federal income taxes	5,408	4,464	11,624	8,598

Segment earnings	$11,303	8,412	23,192	16,542

Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)

Surrender charges	$2,802	3,522	6,232	6,669
Payout annuity and other revenues	1,267	1,364	2,585	2,840
Traditional annuity premiums	11	12	21	24

Totals	$4,080	4,898	8,838	9,533

The Company's earnings are dependent upon annuity contracts persisting or remaining in force. While premium and contract revenues decline with a reduction in surrender charges, the Company's earnings benefit.

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual annuity deposits collected for the three months and six months ended June 30, 2003 and 2002 are detailed below:
	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)

Equity-indexed annuities	$115,594	12,185	154,100	21,712
Other deferred annuities	234,222	76,221	357,770	141,517
Immediate annuities	12,175	4,562	19,162	9,216

	$361,991	92,968	531,032	172,445

Equity-indexed products sales typically follow the stock market in that sales are higher when confidence is high in the stock market and low if the stock market is showing poor performance. Sales of these products increased during the quarter ended June 30, 2003 over June 30, 2002 as the stock market showed signs of improvement. Since the Company does not offer variable products or mutual funds, these equity-indexed products provide an interest crediting alternative to the Company's other fixed rate annuity products.

As previously described, index options are used to hedge the equity return component of the Company's equity-indexed annuity products with any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, reflected in net investment income. Excluding index option income or losses from investment income in the annuity segment results in net investment income totaling $53.3 million and $48.4 million in the three months ended June 30, 2003 and 2002, respectively. For the first six months, the comparable amounts were $104.6 million and $96.7 million in 2003 and 2002, respectively. Increases from 2002 to 2003 are due to increases in the overall asset portfolio as a result of sales volume.

Other deferred annuity deposits increased significantly during the quarter ended June 30, 2003 over June 30, 2002 with $234.2 million collected as compared to $76.2 million. For the first six months, comparable amounts were $357.8 million and $141.5 million in 2003 and 2002, respectively. Fixed-rate annuity products became very popular with consumers in the wake of the stock market decline and volatility as they are a stable investment yielding a competitive interest rate in the current market. As a selling inducement, many of these products include a first year interest bonus in addition to a base interest rate. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs, and amortized over future periods. The amount deferred was approximately $20.1 million for the six months ended June 30, 2003.

During the second quarter of 2003, the Company unlocked its deferred policy acquisition cost amortization factors for assumption changes due to an anticipated decrease in future profit streams resulting from the low interest rate environment. These assumption changes resulted in increased amortization for the quarter ended June 30, 2003 with $8.0 million of amortization compared to $4.4 million for June 30, 2002 quarter end. Six months comparable amounts were $10.8 million and $10.0 million for June 30, 2003 and 2002, respectively. Unlocking occurred in 2002 relating to changes in investment earnings which had the effect of lowering amortization charges. The Company is required to periodically adjust deferred policy acquisition amortization factors for actual experience that varies from assumptions. While management does not currently anticipate any impact from further unlocking in 2003, facts and circumstances may arise in the future which require that the factors be reexamined.

Annuity contract interest includes the equity component return associated with the Company's equity-indexed annuities. The detail of equity-index annuity contract interest compared to contract interest for all other annuities is as follows:
	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)

Equity-indexed annuities	$14,141	(4,194)	14,169	(3,655)
All other annuities	39,016	30,354	71,801	60,172

Gross contract interest	53,157	26,160	85,970	56,517
Bonus interest deferred and capitalized	(14,132)	-	(20,058)	-

Total contract interest	$39,025	26,160	65,912	56,517

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Nursing home operations generated $466,000 and $262,000 of operating earnings in the first six months of 2003 and 2002, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the prudent handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of June 30, 2003 and December 31, 2002. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.
	Composition of Investments

	June 30, 2003		December 31, 2002

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Debt securities	$3,662,730	88.8	$3,183,546	88.0
Mortgage loans	153,960	3.7	168,634	4.7
Policy loans	90,095	2.2	92,714	2.6
Equity securities	21,683	0.5	16,973	0.5
Real estate	21,615	0.5	21,798	0.6
Index options	18,528	0.4	5,209	0.1
Other	158,602	3.9	128,734	3.5

Totals	$4,127,213	100.0	$3,617,608	100.0

Included in other invested assets are cash and short-term investment balances of $117.1 million and $85.5 million at June 30, 2003 and December 31, 2002, respectively.

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations (CMOs). As of June 30, 2003 and December 31, 2002, the Company's debt securities portfolio consisted of the following:
	Composition of Debt Securities

	June 30, 2003		December 31, 2002

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Corporate	$1,764,592	48.2	$1,574,448	49.5
Mortgage-backed securities	942,758	25.7	802,142	25.2
Public utilities	463,214	12.7	457,588	14.4
Asset-backed securities	230,713	6.3	236,158	7.4
U.S. government/agencies	187,459	5.1	30,610	0.9
Foreign governments	46,941	1.3	57,718	1.8
States & political subdivisions	27,053	0.7	24,882	0.8

Totals	$3,662,730	100.00	$3,183,546	100.0

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
	June 30, 2003		December 31, 2002

	Amount	%	Amount	%

	(In thousands)		(In thousands)

AAA and U.S. government	$1,375,952	37.6	$1,089,735	34.2
AA	78,331	2.1	126,444	4.0
A	967,081	26.4	951,295	29.9
BBB	1,010,717	27.6	843,192	26.5
BB and other below investment grade	230,649	6.3	172,880	5.4

Totals	$3,662,730	100.0	$3,183,546	100.0

National Western does not purchase below investment grade securities. Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities. During the first six months of 2003, the Company's percentage of below investment grade securities increased due to downgrades of securities. Despite these downgrades, the Company's holdings of below investment grade securities are lower than industry averages and are a small percentage of total invested assets. These holdings are summarized below.

	Below Investment Grade Debt Securities

			Estimated	% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets

	(In thousands except percentages)

June 30, 2003	$240,583	230,649	229,179	5.6%

December 31, 2002	$210,301	172,880	168,085	4.8%

December 31, 2001	$132,689	119,960	118,709	3.6%

Overall below investment grade holdings improved during the quarter ended June 30, 2003 as industries reported positive news which pushed market values up. In the second quarter of 2003 no other than temporary impairment writedowns were recognized. During the second quarter of 2002 an impairment writedown was recorded resulting in a realized loss of $9.6 million on the Company's WorldCom Holdings. The Company closely monitors its below investment grade holdings. While losses are not currently anticipated based on the existing status and condition of these securities, continued credit deterioration of some securities is possible, which may result in further writedowns. Holdings in below investment grade securities by category are summarized below.
Below Investment Grade Debt Securities as of June 30, 2003

	Amortized	Carrying	Fair
Category	Cost	Value	Value

	(In thousands)

Utilities/Energy	$57,385	52,979	53,385
Manufacturing	53,540	51,230	51,230
Transportation	33,635	31,060	29,212
Retail	33,334	33,489	33,489
Healthcare	22,935	24,515	24,515
Telecommunications	18,723	16,055	16,055
CBO/Asset Backs	15,860	16,150	15,864
Other	5,171	5,171	5,429

Totals	$240,583	230,649	229,179

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at June 30, 2003, approximately 33% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide the Company flexibility to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.
			Net
	Fair	Amortized	Unrealized
	Value	Cost	Gains

	(In thousands)
Securities held to maturity:
Debt securities	$2,575,464	2,403,423	172,041
Securities available for sale:
Debt securities	1,259,307	1,193,798	65,509
Equity securities	21,683	15,804	5,879

Totals	$3,856,454	3,613,025	243,429

In accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company transferred debt securities totaling $11.0 million in the second quarter of 2002, from held to maturity to available for sale due to credit deterioration. Net unrealized losses of $0.9 million relating to these transfers were recorded as a component of accumulated other comprehensive income. No such transfers were made in the second quarter of 2003.

Proceeds from sales of securities available for sale totaled $17.4 million and $13.0 million which resulted in realized gains of $0.4 million and $0.9 million during the second quarters of 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, respectively, proceeds from sales of securities available for sale totaled $21.0 million and $20.2 million. These sales resulted in a negligible realized loss for 2003 and a realized gain of $0.8 million for 2002. During the first quarter of 2003 a bond security from the held to maturity portfolio was sold due to credit deterioration.

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

The Company held net investments in mortgage loans totaling $154.0 million and $168.6 million at June 30, 2003 and December 31, 2002, respectively. The diversification of the portfolio by geographic region and by property type was as follows:
	June 30, 2003		December 31, 2002

Geographic Region:	Amount	%	Amount	%

	(In thousands)		(In thousands)

West South Central	$83,418	54.2	$93,281	55.3
Mountain	34,343	22.3	36,711	21.8
Pacific	17,451	11.3	17,768	10.5
South Atlantic	6,232	4.0	6,334	3.8
East South Central	5,048	3.3	7,027	4.2
All other	7,468	4.9	7,513	4.4

Totals	$153,960	100.0	$168,634	100.0

	June 30, 2003		December 31, 2002

Property Type:	Amount	%	Amount	%

	(In thousands)		(In thousands)

Retail	$108,009	70.2	$119,018	70.6
Office	29,470	19.1	31,145	18.5
Hotel/Motel	7,816	5.1	9,993	5.9
Land/Lots	7,609	4.9	7,322	4.3
Apartment	768	0.5	779	0.5
Nursing Home	115	0.1	183	0.1
All other	173	0.1	194	0.1

Totals	$153,960	100.0	$168,634	100.0

The Company does not recognize interest income on loans past due three months or more. At June 30, 2003 and December 31, 2002, the Company had mortgage loan principal balances past due three months or more of $17,000 and $6.9 million, respectively. Interest income not recognized for past due and restructured loans totaled approximately $0.2 million for the six months ended June 30, 2002.

As of June 30, 2003 and December 31, 2002, the allowance for possible losses on mortgage loans was $0.7 million. The allowance is estimated based on an analysis of specific loans and management believes that the allowance for possible losses is adequate. While the Company closely manages its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

The Company's real estate investments totaled approximately $21.6 million and $21.8 million at June 30, 2003 and December 31, 2002, respectively, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of the Company. The Company recognized operating income on these properties of approximately $0.9 million and $0.8 million for the six months ended June 30, 2003 and 2002, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded an impairment writedown of $72,000 on these properties resulting in a realized loss during the first six months of 2003. There were no writedowns in the first six months of 2002 associated with these properties.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	June 30,	March 31,
	2003	2003

	(In thousands except percentages)

Debt securities - fair value	$3,834,771	3,444,262
Debt securities - amortized cost	$3,597,221	3,268,161
Fair value as a percentage of amortized cost	106.6%	105.39%
Net unrealized gains	$237,550	176,101
Ten-year U.S. Treasury bond - decrease
in yield for the quarter	(0.28)%	(0.02)%

	Net Unrealized Gains Balance

	At	At	Change in Net
	June 30,	March 31,	Unrealized
	2003	2003	Gains

	(In thousands)

Debt securities held to maturity	$172,041	141,019	31,022
Debt securities available for sale	65,509	35,082	30,427

Totals	$237,550	176,101	61,449

Changes in interest rates typically have a significant impact on the fair values of the Company's debt securities. Market interest rates of the ten-year U.S. Treasury bond during the quarter decreased approximately 28 basis points from March 31, 2003. The magnitude and direction of this change in interest rate level caused an unrealized gain of $61.4 million on a portfolio of approximately $3.8 billion. The Company would expect similar results in the future from any significant upward or downward movement in market rates. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's balance sheet.

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

The Company performed a detailed sensitivity analysis as of December 31, 2002, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the second quarter of 2003 were reasonable given the expected range of results of this analysis.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and revenues, investment income, and investment maturities are the primary sources of funds while investment purchases, policy benefits, and operating expenses are the primary uses of funds. Although the Company historically has not been put in the position of liquidating invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs. No borrowings have been made in 2003 under the bank line of credit.

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $48.2 million and $66.9 million for the six months ended June 30, 2003 and 2002, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $358.4 million and $143.5 million for the six months ended June 30, 2003 and 2002, respectively. These cash flow items could be reduced if interest rates rise. Net cash inflows from the Company's universal life and investment annuity deposit product operations totaled $373.6 million and $21.9 million during the six months ended June 30, 2003 and 2002, respectively.

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

Future Policy Benefits:  Because of the long-term nature of insurance contracts, the Company is liable for policy benefit payments many years into the future. The liability for future policy benefits represents estimates of the present value of the Company's expected benefit payments, net of the related present value of future net premium collections. For traditional life insurance contracts, this is determined by standard actuarial procedures, using assumptions as to mortality (life expectancy), morbidity (health expectancy), persistency, and interest rates, which are based on the Company's experience with similar products. The assumptions used are those considered to be appropriate at the time the policies are issued. An additional provision is made on most products to allow for possible adverse deviation from the assumptions made. For universal life and investment annuity products, the Company's liability is the amount of the contract's account balance. Account balances are also subject to minimum liability calculations as a result of minimum guaranteed interest rates in the policies. While management and company actuaries have used their best judgment in determining the assumptions and in calculating the liability for future policy benefits, there is no assurance that the estimate of the liabilities reflected in the financial statements represents the Company's ultimate obligation. In addition, significantly different assumptions could result in materially different reported amounts.

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

Pension Plans: The Company sponsors a qualified defined benefit plan covering substantially all full-time employees and a nonqualified defined benefit plan primarily for senior officers. In accordance with prescribed accounting standards the Company annually reviews its pension benefit plan assumptions which include the discount rate, the expected long-term rate of return on plan assets, and the compensation increase rate.

The assumed discount rate is set based on the rates of return on high-quality long-term fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits. The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on long-term investment policy of the plans and the various classes of the invested funds. The compensation rate increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation. These assumptions involve uncertainties and judgment and therefore actual performance may not be reflective of the assumptions.

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

Disclosure Matters

Recent business events have called into question other companies' activities and transactions which are not regularly disclosed in a SEC registrant's Annual Report and are not readily apparent from the financial statements. These include the use of unconsolidated entities, off-balance sheet arrangements and other transactions not conducted at arm's-length. The Company's consolidated financial statements include all subsidiaries and related operations and the Company does not utilize relationships with unconsolidated entities that facilitate the transfer of or access to assets such as "structured finance" or "special purpose" entities. Accordingly, the Company does not rely on off-balance sheet arrangements for financing, liquidity, or market or credit risk support which would expose the Company to liabilities not reflected on the face of its consolidated financial statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 16, 2003, the stockholders voted upon the following matters at the annual stockholders meeting:

(a) The election of Class A directors to the Company's Board of Directors to serve one-year terms. The results of the voting were as follows:
	For	Against

Robert L. Moody	2,733,783	342,092
Arthur O. Dummer	3,013,660	62,215
Harry L. Edwards	2,778,315	297,560
E.J. Pederson	3,019,560	56,315

(b) The election of Class B directors to the Company's Board of Directors to serve one-year terms. The results of the voting were as follows:
	For	Against

E. Douglas McLeod	200,000	-
Charles D. Milos	200,000	-
Frances A. Moody	200,000	-
Ross R. Moody	200,000	-
Russell S. Moody	200,000	-
Louis E. Pauls, Jr.	200,000	-

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 10(al)	-	Bonus program by and between National Western Life Insurance Company and Executive Officers of National Western Life Insurance Company for the year ending December 31, 2003.

Exhibit 11	-	Computation of Earnings Per Share (filed on page __ and __ of this report).

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(b)	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On May 8, 2003, the Company filed a Current Report on Form 8-K dated May 7, 2003 under Item 5 thereof in connection with a news release reporting National Western Life Insurance Company's operating and financial results for the first quarter of 2003. A copy of the news release was furnished with the Form 8-K.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: August 13, 2003	/s/Ross R. Moody

Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: August 13, 2003	/s/Brian M. Pribyl

Brian M. Pribyl
Senior Vice President,
Chief Financial & Administrative Officer and Treasurer
(Principal Financial Officer)

Date: August 13, 2003	/s/Kay E. Osbourn

Kay E. Osbourn
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)