Form 10-Q
period 2003-09-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2003-11-14
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ v ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

As of November 12, 2003, the number of shares of Registrant's common stock outstanding was: Class A - 3,346,685 and Class B - 200,000.

INDEX

Part I. Financial Information:	Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
September 30, 2003 (Unaudited) and December 31, 2002

Condensed Consolidated Statements of Earnings
For the Three Months Ended September 30, 2003 and 2002 (Unaudited)

Condensed Consolidated Statements of Earnings
For the Nine Months Ended September 30, 2003 and 2002 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2003 and 2002 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Nine Months Ended September 30, 2003 and 2002 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2003 and 2002 (Unaudited)

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2003 and 2002 (Unaudited)

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

Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	September 30,	December 31,
ASSETS	2003	2002

Cash and investments:
Securities held to maturity, at amortized cost	$2,633,710	2,161,951
Securities available for sale, at fair value	1,369,504	1,038,568
Mortgage loans, net of allowances for possible
losses ($660 and $660)	160,714	168,634
Policy loans	89,363	92,714
Index options	23,772	5,209
Other long-term investments	59,860	64,988
Cash and short-term investments	36,412	85,544

Total cash and investments	4,373,335	3,617,608

Deferred policy acquisition costs	558,828	442,266
Accrued investment income	52,681	49,485
Federal income tax receivable	-	513
Other assets	32,249	27,375

	$5,017,093	4,137,247

Note: The condensed consolidated balance sheet at December 31, 2002, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	(Unaudited)
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2003	2002

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$142,092	143,877
Universal life and investment annuity contracts	4,080,747	3,305,088
Other policyholder liabilities	57,590	43,652
Federal income tax liability:
Current	543	-
Deferred	13,301	4,746
Other liabilities	62,065	32,678

Total liabilities	4,356,338	3,530,041

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,346,685 and
3,324,937 issued and outstanding in 2003 and 2002	3,347	3,325
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2003 and 2002	200	200
Additional paid-in capital	29,058	26,759
Accumulated other comprehensive income	23,018	9,038
Retained earnings	605,132	567,884

Total stockholders' equity	660,755	607,206

	$5,017,093	4,137,247

Note: The condensed consolidated balance sheet at December 31, 2002, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2003 and 2002
(Unaudited)
(In thousands, except per share amounts)
	2003	2002

Premiums and other revenue:
Life and annuity premiums	$3,560	3,550
Universal life and investment annuity contract revenues	19,876	19,341
Net investment income	69,656	60,272
Other income	1,818	1,608
Realized gains (losses) on investments	1,254	(1,538)

Total premiums and other revenue	96,164	83,233

Benefits and expenses:
Life and other policy benefits	8,460	9,448
Amortization of deferred policy acquisition costs	13,602	9,340
Universal life and investment annuity contract interest	38,109	37,721
Other operating expenses	20,182	8,822

Total benefits and expenses	80,353	65,331

Earnings before Federal income taxes	15,811	17,902

Provision for Federal income taxes:
Current	4,216	1,834
Deferred	1,158	4,253

Total Federal income taxes	5,374	6,087

Net earnings	$10,437	11,815

Basic Earnings Per Share	$2.95	3.35

Diluted Earnings Per Share	$2.91	3.33

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)
(In thousands, except per share amounts)

	2003	2002

Premiums and other revenue:
Traditional life and annuity premiums	$10,645	10,432
Universal life and investment annuity contract revenues	59,300	56,323
Net investment income	204,786	174,543
Other income	5,192	4,952
Realized losses on investments	(5,063)	(9,944)

Total premiums and other revenue	274,860	236,306

Benefits and expenses:
Life and other policy benefits	28,614	23,818
Amortization of deferred policy acquisition costs	33,839	28,972
Universal life and investment annuity contract interest	117,184	107,367
Other operating expenses	39,315	26,370

Total benefits and expenses	218,952	186,527

Earnings before Federal income taxes	55,908	49,779

Provision for Federal income taxes:
Current	17,672	14,732
Deferred	988	2,190

Total Federal income taxes	18,660	16,922

Net earnings	$37,248	32,857

Basic Earnings Per Share	$10.55	9.33

Diluted Earnings Per Share	$10.47	9.25

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2003 and 2002

(Unaudited)
(In thousands)
	2003	2002

Net earnings	$10,437	11,815

Other comprehensive income net of effects of
deferred policy acquisition costs and taxes:
Net unrealized gains (losses) on securities:
Net unrealized holding gains arising during period	2,094	390
Reclassification adjustment for losses (gains) included in net earnings	(670)	228
Amortization of net unrealized losses (gains)
related to transferred securities	(37)	59
Unrealized gains on securities transferred during the period from held
to maturity to available for sale	96	-

Net unrealized gains on securities	1,483	677

Foreign currency translation adjustments	(26)	681

Other comprehensive income	1,457	1,358

Comprehensive income	$11,894	13,173

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)
(In thousands)
	2003	2002

Net earnings	$37,248	32,857

Other comprehensive income, net of effects of
deferred policy acquisition costs and taxes:
Net unrealized gains (losses) on securities:
Net unrealized holding gains arising during period	10,801	206
Reclassification adjustment for losses included in net earnings	2,854	5,880
Amortization of net unrealized losses
related to transferred securities	197	83
Unrealized gains (losses) on securities transferred during period
from held to maturity to available for sale	96	(1,012)

Net unrealized gains on securities	13,948	5,157

Foreign currency translation adjustments	32	688

Other comprehensive income	13,980	5,845

Comprehensive income	$51,228	38,702

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)
(In thousands)

	2003	2002

Common stock:
Balance at beginning of year	$3,525	3,515
Shares exercised under stock option plan	22	10

Balance at end of period	3,547	3,525

Additional paid-in capital:
Balance at beginning of year	26,759	25,921
Increase related to stock option plan	2,299	838

Balance at end of period	29,058	26,759

Accumulated other comprehensive income (loss):
Unrealized gains on securities:
Balance at beginning of year	8,324	2,409
Change in unrealized gains during period	13,948	5,157

Balance at end of period	22,272	7,566

Foreign currency translation adjustments:
Balance at beginning of year	3,249	3,037
Change in translation adjustments during period	32	688

Balance at end of period	3,281	3,725

Minimum pension liability adjustment:
Balance at beginning of year	(2,535)	(1,312)
Change in minimum pension liability adjustment during period	-	-

Balance at end of period	(2,535)	(1,312)

Accumulated other comprehensive income at end of period	23,018	9,979

Retained earnings:
Balance at beginning of year	567,884	525,818
Net earnings	37,248	32,857

Balance at end of period	605,132	558,675

Total stockholders' equity	$660,755	598,938

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)
(In thousands)

	2003	2002

Cash flows from operating activities:
Net earnings	$37,248	32,857
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and investment annuity contract interest	117,184	107,367
Surrender charges and other policy revenues	(19,047)	(21,893)
Realized losses on investments	5,063	9,944
Accrual and amortization of investment income	(8,665)	(5,800)
Depreciation and amortization	1,174	1,009
Decrease (increase) in value of index options	(12,997)	1,439
Increase in deferred policy acquisition costs	(110,449)	(33,042)
Decrease (increase) in accrued investment income	(3,196)	1,619
Increase in other assets	(5,520)	(859)
Decrease in liabilities for future policy benefits	(1,644)	(1,809)
Increase in other policyholder liabilities	13,938	3,162
Increase (decrease) in Federal income tax liability	2,499	(2,889)
Increase in other liabilities	25,106	5,506
Other	705	3,199

Net cash provided by operating activities	41,399	99,810

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	4,175	-
Securities available for sale	40,470	31,445
Other investments	12,846	12,833
Proceeds from maturities and redemptions of:
Securities held to maturity	420,796	166,616
Securities available for sale	119,717	41,610
Purchases of:
Securities held to maturity	(901,260)	(269,939)
Securities available for sale	(429,756)	(108,507)
Other investments	(13,962)	(17,702)
Principal payments on mortgage loans	31,234	21,291
Cost of mortgage loans acquired	(23,036)	(12,165)
Decrease in policy loans	3,351	3,467
Other	(697)	(1,604)

Net cash used in investing activities	(736,122)	(132,655)

	(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)
(In thousands)

	2003	2002

Cash flows from financing activities:
Deposits to account balances for universal life
and investment annuity contracts	$920,838	316,011
Return of account balances on universal life
and investment annuity contracts	(277,158)	(241,461)
Issuance of common stock under stock option plan	1,923	686

Net cash provided by financing activities	645,603	75,236

Effect of foreign exchange	(12)	(29)

Net increase (decrease) in cash and short-term investments	(49,132)	42,362
Cash and short-term investments at beginning of year	85,544	10,203

Cash and short-term investments at end of period	$36,412	52,565

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the nine month period for:
Interest	$31	79
Income taxes	16,200	19,200

Noncash investing activities:
Foreclosed mortgage loans	$-	2,531

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of its operations for the three months and nine months ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the three months and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov.

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
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands except per share amounts)

Net earnings:
As reported	$10,437	11,815	37,248	32,857
Add: Stock-based compensation
expense included in reported net
income, net of related tax effects	97	-	292	-
Deduct: Total stock-based
compensation expense
determined under fair value based
method for all awards, net of
related tax effects	(97)	(135)	(292)	(405)

Pro forma net income	$10,437	11,680	37,248	32,452

Basic earnings per share:
As reported	$2.95	3.35	10.55	9.33
Pro forma	$2.95	3.32	10.55	9.22

Diluted earnings per share:
As reported	$2.91	3.33	10.47	9.25
Pro forma	$2.91	3.29	10.47	9.15

FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities was issued January 2003 effective immediately for variable interest entities obtained after January 31, 2003. FIN 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. In addition, FIN 46 also provides guidance related to the initial and subsequent measurement of interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. In October 2003, the FASB delayed the effective date of this Interpretation until the fourth quarter of 2003 for variable interest entities acquired before February 1, 2003. Key guidance with respect to certain aspects of the new Interpretation is still emerging. The Company does not expect the adoption of this Interpretation to have a material impact on the consolidated financial statements of the Company.

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

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 provides guidance relating to the reporting by insurance enterprises for certain contracts and insurance specific accounting issues. One aspect of this SOP relates to sales inducements for investment or universal life-type contracts which are to be recognized as part of the liability for future policy benefits and should be deferred and amortized using the same methodology and assumptions used to amortize capitalized acquisition costs. This SOP is effective for financial statements for fiscal years beginning after December 15, 2003. The Company began deferring these sale inducement costs beginning January 2003.

(3)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The Company paid no cash dividends on common stock during the nine months ended September 30, 2003 and 2002, as it follows a policy of retaining any earnings in order to finance the development of business and to meet regulatory requirements for capital.

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

A summary of segment information for the period ended September 30, 2003 and 2002 and for the three and nine months there ended is provided below. A reconciliation of segment information to GAAP reported classifications follows the segment analysis in this note.
Selected Segment Information:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

September 30, 2003:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$51,516	125,319	381,993	-	558,828
Total segment assets	361,346	503,028	4,064,282	74,015	5,002,671
Future policy benefits	299,884	358,609	3,564,346	-	4,222,839
Other policyholder liabilities	9,551	13,937	34,102	-	57,590

Three Months Ended
September 30, 2003:
Condensed Income Statements:
Premiums and contract
revenues	$5,493	13,863	4,080	-	23,436
Net investment income	5,266	5,661	57,914	815	69,656
Other income (loss)	(6)	6	37	1,781	1,818

Total revenues	10,753	19,530	62,031	2,596	94,910

Policy benefits	3,834	4,153	473	-	8,460
Amortization of deferred
policy acquisition costs	1,518	3,387	8,697	-	13,602
Universal life and investment
annuity contract interest	2,170	3,714	32,225	-	38,109
Other operating expenses	2,846	2,847	12,951	1,538	20,182
Federal income taxes	125	1,832	2,619	359	4,935

Total expenses	10,493	15,933	56,965	1,897	85,288

Segment earnings	$260	3,597	5,066	699	9,622

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Nine Months Ended
September 30, 2003:
Condensed Income Statements:
Premiums and contract
revenues	$17,158	39,869	12,918	-	69,945
Net investment income	15,957	17,292	167,307	4,230	204,786
Other income	10	43	66	5,073	5,192

Total revenues	33,125	57,204	180,291	9,303	279,923

Policy benefits	12,933	12,908	2,773	-	28,614
Amortization of deferred
policy acquisition costs	7,417	6,965	19,457	-	33,839
Universal life and investment
annuity contract interest	6,695	12,352	98,137	-	117,184
Other operating expenses	8,586	8,942	17,423	4,364	39,315
Federal income
taxes (benefits)	(840)	5,374	14,243	1,655	20,432

Total expenses	34,791	46,541	152,033	6,019	239,384

Segment earnings (losses)	$(1,666)	10,663	28,258	3,284	40,539

Selected Segment Information:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

September 30, 2002:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$61,070	101,561	266,704	-	429,335
Total segment assets	374,634	456,425	3,113,715	62,704	4,007,478
Future policy benefits	298,463	335,674	2,712,344	-	3,346,481
Other policyholder liabilities	10,029	10,654	21,134	-	41,817

Three Months Ended
September 30, 2002:
Condensed Income Statements:
Premiums and contract
revenues	$5,563	12,543	4,785	-	22,891
Net investment income	5,905	5,965	47,785	617	60,272
Other income (loss)	(13)	12	57	1,552	1,608

Total revenues	11,455	18,520	52,627	2,169	84,771

Policy benefits	4,572	4,934	(58)	-	9,448
Amortization of deferred
policy acquisition costs	1,231	3,041	5,068	-	9,340
Universal life and investment
annuity contract interest	2,443	3,940	31,338	-	37,721
Other operating expenses	2,724	2,206	2,499	1,393	8,822
Federal income taxes	165	1,499	4,698	263	6,625

Total expenses	11,135	15,620	43,545	1,656	71,956

Segment earnings	$320	2,900	9,082	513	12,815

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Nine Months Ended
September 30, 2002:
Condensed Income Statements:
Premiums and contract
revenues	$17,275	35,162	14,318	-	66,755
Net investment income	17,736	17,803	135,254	3,750	174,543
Other income	14	25	477	4,436	4,952

Total revenues	35,025	52,990	150,049	8,186	246,250

Policy benefits	11,816	11,078	924	-	23,818
Amortization of deferred
policy acquisition costs	5,263	8,654	15,055	-	28,972
Universal life and investment
annuity contract interest	7,251	12,261	87,855	-	107,367
Other operating expenses	8,247	6,813	7,295	4,015	26,370
Federal income taxes	836	4,846	13,296	1,424	20,402

Total expenses	33,413	43,652	124,425	5,439	206,929

Segment earnings	$1,612	9,338	25,624	2,747	39,321

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$23,436	22,891	69,945	66,755
Net investment income	69,656	60,272	204,786	174,543
Other income	1,818	1,608	5,192	4,952

Total Segment Revenues	94,910	84,771	279,923	246,250

Realized gains (losses) on
investments	1,254	(1,538)	(5,063)	(9,944)

Total consolidated premiums and
other revenue	$96,164	83,233	274,860	236,306

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$4,935	6,625	20,432	20,402
Taxes (benefits) on realized gains
(losses) on investments	439	(538)	(1,772)	(3,480)

Total consolidated Federal
income taxes	$5,374	6,087	18,660	16,922

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands)
Net Earnings:
Total segment earnings	$9,622	12,815	40,539	39,321
Realized gains (losses) on
investments, net of taxes	815	(1,000)	(3,291)	(6,464)

Total consolidated net earnings	$10,437	11,815	37,248	32,857

	September 30,

	2003	2002

	(In thousands)
Assets:
Total segment assets	$5,002,671	4,007,478
Other unallocated assets	14,422	12,502

Total consolidated assets	$5,017,093	4,019,980

(6)  LEGAL PROCEEDINGS

The Company reached a settlement agreement in principle with the plaintiff who filed a class action lawsuit challenging bonus interest rates paid on certain Company annuity products. This resulted in a $9.7 million pre-tax charge against 2003 third quarter earnings from operations, which represented the maximum settlement fund liability. The Company denied liability for the claims asserted by the plaintiff on behalf of a class of purchasers in reaching the settlement.

The Department of Treasury, Internal Revenue Service (IRS) has issued a statement of position to the Company which proposes that three extinguished mortgage loans previously made by the Company to a third party are indirect self-dealing loans and involve a disqualified person. If the position of the IRS is upheld, the Company will be subject to additional taxes and interest. On October 14, 2003, in response to the IRS letter, the Company requested that this issue be referred to the IRS National Office for technical advice.  Based on the arguments presented by the Company, the IRS audit team has orally indicated its agreement to such request.  Such technical advice will be in the form of a memorandum analyzing the issue which will be binding on the IRS audit team.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Insurance Operations - Domestic

The Company is currently licensed to do business in all states except for New York and New Hampshire. Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products. The majority of domestic sales are the Company's annuities, which include single and flexible premium deferred annuities, single premium immediate annuities, and equity-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At September 30, 2003, the Company maintained approximately 111,600 annuity policies in force.

National Western markets and distributes its domestic products primarily through independent marketing organizations (IMOs). These IMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 90 IMOs contracted who in turn have contracted 10,500 independent agents with the Company. Roughly 34% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain investment contracts are also available. At September 30, 2003, the Company had approximately 58,700 international life insurance policies in force representing approximately $9.9 billion in face amount of coverage.

International applications are submitted by independent contractor broker-agents. The Company has approximately 4,400 independent international brokers currently contracted, 48% of which have submitted policy applications to the Company in the past twelve months.

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
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands)

International:
Universal life	$3,158	4,712	10,956	13,256
Traditional life	731	539	1,854	1,422
Equity-indexed life	2,893	3,194	7,565	6,085

	6,782	8,445	20,375	20,763

Domestic:
Universal life	205	335	754	1,350
Traditional life	93	106	350	312

	298	441	1,104	1,662

Totals	$7,080	8,886	21,479	22,425

Life insurance sales as measured by annualized first year premiums declined 4% in the first nine months of 2003 as compared to 2002. Management anticipated that 2003 sales would lag 2002 sales given the tremendous growth in international life insurance sales in 2002 which increased 130% over the prior year. The 2002 growth was fueled by a significant addition of independent broker-agents in South America, particularly Brazil, who previously marketed policies of a competing company that removed itself from the marketplace. These independent broker-agents immediately generated a large volume of sales associated with a backlog of clientele.

A significant addition to the Company's product portfolio was the development of its first equity-indexed universal life (EIUL) insurance product during the first quarter of 2002. The EIUL product offers a stated death benefit with inside cash value accumulation based either upon a fixed interest rate or a rate of return indexed to the performance of the Standard & Poor's (S&P) 500 Index®. The product has been very successful since its introduction and accounted for approximately 35% of total life sales year-to-date in 2003.

Applications submitted from residents of South America and the Pacific Rim have historically been the majority of international life insurance sales. During the second quarter of 2003, the Company began accepting applications submitted from residents of Eastern European countries and expects this to be a new area of growth for the Company.

Domestic operations have generally focused more heavily on annuity sales than on life insurance sales. The Company initiated a revamping of its domestic life operations by changing the way it contracts distribution for life business, retooling and repricing products, eliminating products and distribution that have not contributed significantly to earnings, and creating new and competitive products. This has had the short-term effect of reducing sales, particularly with respect to universal life products. The Company has focused its recruitment of independent distribution toward life insurance sellers in an effort to begin building up this segment of business.

The following table sets forth information regarding the Company's life insurance in force for each date presented:
	Insurance In Force as of September 30,

	2003	2002

	($ in thousands)
Universal life:
Number of policies	87,860	86,650
Face amounts	$8,641,890	8,206,320

Traditional life:
Number of policies	60,440	63,210
Face amounts	$1,454,300	1,209,130

Equity-indexed life:
Number of policies	6,540	2,300
Face amounts	$1,224,590	449,380

Rider face amounts	$1,299,800	1,186,350

Total life insurance:
Number of policies	154,840	152,160
Face amounts	$12,620,580	11,051,180

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands)

Equity-indexed annuities	$160,686	12,398	314,060	32,520
Other deferred annuities	191,360	103,007	546,881	241,526
Immediate annuities	12,221	5,914	32,263	15,794

Totals	$364,267	121,319	893,204	289,840

Annuity sales as measured by single and annualized first year placed premium increased 200% in the third quarter of 2003 over the comparable period in 2002. Year-to-date, annuity sales increased 208% over the level in the first nine months of 2002. The Company's core portfolio of fixed rate single premium deferred annuity (SPDA) products experienced substantial increases as the combination of under performing equity markets along with a low interest rate setting served to create a favorable environment for these products. In addition to increases from existing and longstanding distribution, the Company has also been actively recruiting new independent distributors many of who were attracted to the Company's annuity portfolio of products.

Sales of equity-indexed annuities have been at lower levels for several years given the volatility and poor performance of the stock market. However, there has been a resurgence of interest in these products as many annuity purchasers perceive that equity markets have reversed a declining trend and will generate positive returns going forward. The Company also released a new series of equity-indexed annuity products toward the end of the first quarter and these products have generated incremental sales in 2003.

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

The following table sets forth information regarding annuities in force for each date presented:
	Annuities In Force as of September 30,

	2003	2002

	($ in thousands)

Equity-indexed annuities
Number of policies	13,370	8,720
GAAP annuity reserves	$714,310	401,240

Other deferred annuities
Number of policies	85,760	78,680
GAAP annuity reserves	$2,607,180	2,073,820

Immediate annuities
Number of policies	12,500	13,030
GAAP annuity reserves	$239,980	236,190

Total annuities
Number of policies	111,630	100,430
GAAP annuity reserves	$3,561,470	2,711,250

RESULTS OF OPERATIONS

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In addition, the Company regularly evaluates operating performance using non-GAAP financial measures which exclude or segregate index options and realized investment gains and losses from operating revenues and earnings. Similar measures are commonly used in the insurance industry in order to assess profitability and results from ongoing operations. The Company believes that the presentation of these non-GAAP financial measures enhances the understanding of the Company's results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Company's business. The Company excludes or segregates index options and realized investment gains and losses because such items are often the result of events which may or may not be at the Company's discretion and the fluctuating effects of these items could distort trends in the underlying profitability of the Company's business. Therefore, in the following sections discussing consolidated operations and segment operations appropriate reconciliations have been included to report information management considers useful in enhancing an understanding of the Company's operations to reportable GAAP balances reflected in the financial statements.

Consolidated Operations

Revenues: The following details Company revenues:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands)

Universal life and annuity
product charges	$19,876	19,341	59,300	56,323
Traditional life premiums	3,560	3,550	10,645	10,432
Net investment income
excluding index options	67,805	63,462	198,127	186,958
Other revenue	1,818	1,608	5,192	4,952

Operating Revenues	93,059	87,961	273,264	258,665
Index option gains (losses)	1,851	(3,190)	6,659	(12,415)
Realized gains (losses)
on investments	1,254	(1,538)	(5,063)	(9,944)

Total Revenues	$96,164	83,233	274,860	236,306

Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances. Sales, primarily of international universal life products, have remained strong during 2003 resulting in revenues in the form of cost of insurance charges which were $14.1 million and $12.5 million for the three months ended September 30, 2003 and 2002, respectively, and $41.2 million compared to $36.6 million for the nine months ended September 30, 2003 and 2002, respectively. Policy persistency has shown improvement in 2003 compared to 2002, which results in decreasing surrender charge revenue. Surrender charge revenue was $4.6 million in the third quarter of 2003 versus $5.9 million in the third quarter of 2002. Surrender charge revenue was $14.8 million for the nine months ended 2003 compared to $17.3 million in the same period of 2002.

Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. These are product lines the Company has not put as much of an emphasis on relative to interest sensitive products.

A detail of net investment income is provided below:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands)

Gross investment income:
Debt securities	$61,523	56,123	175,424	163,958
Mortgage loans	3,305	4,086	11,774	11,957
Policy loans	1,711	1,831	5,222	5,493
Other investment income	1,847	1,853	7,267	6,660

Total investment income	68,386	63,893	199,687	188,068
Investment expenses	581	431	1,560	1,110

Net investment income
(excluding index options)	67,805	63,462	198,127	186,958

Index options gains (losses)	1,851	(3,190)	6,659	(12,415)

Net investment income	$69,656	60,272	204,786	174,543

Net investable cash flow is primarily invested in investment grade debt securities. With the decline in interest rate levels that began in 2001, the market for mortgage loans fell below the Company's required yield levels for this type of investment and fewer policyholders opted to borrow against their policy values.

Net investment income performance is summarized as follows:

	Nine Months Ended September 30,

	2003	2002

	(In thousands except percentages)

Excluding index options:

Net investment income	$198,127	186,958
Average invested assets, at amortized cost	$3,882,400	3,445,830
Annual yield on average invested assets	6.80%	7.23%

Including index options:

Net investment income	$204,786	174,543
Average invested assets, at amortized cost	$3,892,451	3,449,737
Annual yield on average invested assets	7.01%	6.75%

Other revenue primarily pertains to the Company's operations involving a nursing home. Revenues associated with this operation were $1.8 million and $1.6 million for the three months ended September 30, 2003 and 2002, respectively, and $5.1 million and $4.4 million for the nine months ended September 30, 2003 and 2002, respectively.

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

Index options gained in value as the S&P 500 Index® performance showed marked improvement in 2003 over 2002. The quarter ending September 30, 2003 reported a gain of $1.9 million compared to a loss of $3.2 million for the quarter ending September 30, 2002. The comparable nine month amounts were a $6.7 million gain and a $12.4 million loss for September 30, 2003 and 2002, respectively. Index options are intended to act as hedges to match closely the returns on the S&P 500 Index®. With the increase in this index, the index option values likewise increased. While income from index options increased, the contract interest expense for the Company's equity-indexed products also correspondingly increased.

Realized losses of $5.0 million reported in the first nine months of 2003 are primarily due to other-than-temporarily impaired writedowns on several bond holdings. Writedowns were also recorded in the nine months ended September 30, 2002 resulting in a realized loss of $9.9 million for the period. Impairment writedowns were due to securities issuers having deteriorating operating trends, decreases in debt ratings, or other various operational and economic factors that became evident in the reporting period. Other-than-temporary impairment writedowns totaling $0.8 million and $0.3 million were recorded for the three months ended September 30, 2003 and 2002, respectively.

Benefits and Expenses:  The following details benefits and expenses:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands)

Policy benefits	$8,460	9,448	28,614	23,818
Amortization of deferred policy
acquisition costs	13,602	9,340	33,839	28,972
Universal life and annuity
contract interest	38,109	37,721	117,184	107,367
Other operating expenses	20,182	8,822	39,315	26,370

Totals	$80,353	65,331	218,952	186,527

Policy benefits decreased in the current quarter with the Company reporting $6.2 million of death claims in 2003 compared to $7.4 million for the same three months ended in 2002. Nine month figures conversely reflected an increase with $20.8 million and $17.6 million for 2003 and 2002, respectively. The Company's mortality experience over the past five years has generally been consistent with its product pricing assumptions.

Life insurance companies are required to defer certain expenses associated with acquiring new business. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses and sales inducements. Effective January 1, 2003 the Company began deferring sales inducements in the form of first year interest bonuses that are directly related to the production of new annuity business. This treatment reflects early adoption of SOP 03-1 relating to sales inducements which is effective for fiscal years beginning after December 15, 2003. These charges are commonly deferred and amortized by insurers using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in annuity contract interest. Recognition of these deferred policy acquisition costs in the financial statements will occur over future periods in relation to the emergence of profits priced into the products sold. This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns. Companies are required to review these assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profit patterns is to be "unlocked" and reset based upon the actual experience.

Amortization of deferred policy acquisition costs increased in 2003 compared to 2002 with $13.6 million and $9.3 million in amortization for the three months ended September 30, 2003 and 2002 and $33.8 million and $29.0 million in amortization for the nine months ended September 30, 2003 and 2002, respectively. Increased amortization in the current year is due in part to the deferral of sales inducement costs, as noted above, that results in higher first year gross profits therefore requiring increased amortization of deferred acquisition costs. In the second quarter of 2003 an unlocking adjustment was made pertaining to the annuity line of business and the emergence of future profits which resulted in increased deferred policy acquisition costs amortization during the quarter.

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

Contract interest also includes the performance of the equity-index component of the Company's equity-indexed products. As previously noted, the recent market performance of these equity-index features increased contract interest expenses while also increasing the Company's investment income given the hedge nature of the options purchased for these products. Excluding equity-indexed products, the Company's average credited rate on annuity products was approximately 4.4% and 5.5% in the first nine months of 2003 and 2002, respectively. The average credited rate for interest sensitive life products approximated 4.9% and 5.4% in the first nine months of 2003 and 2002, respectively.

Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, and expenses of operations involving a nursing home. The nursing home expenses were $1.6 million and $1.4 million for the third quarters of 2003 and 2002 and $4.4 million and $4.0 million in the first nine months of 2003 and 2002, respectively. Excluding nursing home operations expenses, other operating expenses have increased given significantly higher levels of submitted policy applications.

A liability was recorded during the third quarter ending September 30, 2003 in the amount of $9.7 million relating to a litigation claim where the Company has reached a settlement agreement in principal. The suit involves a class action lawsuit against the Company in the state of Michigan and filed on behalf of purchasers who challenged the bonus interest rate paid by the Company on certain annuity products. This settlement amount is included as a component of other operating expenses at September 30, 2003.

Federal Income Taxes: Federal income taxes on earnings reflect effective tax rates of 33.4% and 34.0% for the first nine months of 2003 and 2002, respectively, which are lower than the expected Federal rate of 35%. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

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

A summary of segment earnings (losses) for the three months and nine months ended September 30, 2003 and 2002 is provided below. The segment earnings (losses) exclude realized gains and losses on investments, net of taxes.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Three months ended:

September 30, 2003	$260	3,597	5,066	699	9,622

September 30, 2002	$320	2,900	9,082	513	12,815

Nine months ended:

September 30, 2003	$(1,666)	10,663	28,258	3,284	40,539

September 30, 2002	$1,612	9,338	25,624	2,747	39,321

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$5,493	5,563	17,158	17,275
Net investment income	5,266	5,905	15,957	17,736
Other income (loss)	(6)	(13)	10	14

Total premiums and other revenue	10,753	11,455	33,125	35,025

Benefits and expenses:
Policy benefits	3,834	4,572	12,933	11,816
Amortization of deferred policy
acquisition costs	1,518	1,231	7,417	5,263
Universal life insurance contract
interest	2,170	2,443	6,695	7,251
Other operating expenses	2,846	2,724	8,586	8,247

Total benefits and expenses	10,368	10,970	35,631	32,577

Segment earnings (losses) before
Federal income taxes (benefits)	385	485	(2,506)	2,448

Provision (benefit) for
Federal income taxes	125	165	(840)	836

Segment earnings (losses)	$260	320	(1,666)	1,612

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
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands)

Universal life insurance revenues	$3,796	3,724	11,756	11,785
Traditional life insurance premiums	1,880	2,054	5,945	6,162
Reinsurance premiums	(183)	(215)	(543)	(672)

Totals	$5,493	5,563	17,158	17,275

The Company's U.S. operations have historically emphasized annuity product sales over life product sales. Consequently, domestic life revenues have been declining for several years. Segment earnings have generally declined as the block of business has contracted and resulted in a segment loss of $1.7 million for the first nine months of 2003 compared to a gain of $1.6 million for the same period in 2002. The face amount of domestic life insurance in force has decreased from $2.8 billion to $2.7 billion at September 30, 2002 and 2003, respectively. Absent the growth rates targeted by management, the block of business will continue to contract due to the normal incidence of terminations from death or surrender with lower earnings resulting. During the first nine months of 2002 earnings were aided by favorable mortality experience and lower amortization amounts relating to deferred policy acquisition costs.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$13,863	12,543	39,869	35,162
Net investment income	5,661	5,965	17,292	17,803
Other income	6	12	43	25

Total premiums and other revenue	19,530	18,520	57,204	52,990

Benefits and expenses:
Policy benefits	4,153	4,934	12,908	11,078
Amortization of deferred policy
acquisition costs	3,387	3,041	6,965	8,654
Universal life insurance contract
interest	3,714	3,940	12,352	12,261
Other operating expenses	2,847	2,206	8,942	6,813

Total benefits and expenses	14,101	14,121	41,167	38,806

Segment earnings before Federal
income taxes	5,429	4,399	16,037	14,184

Federal income taxes	1,832	1,499	5,374	4,846

Segment earnings	$3,597	2,900	10,663	9,338

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands)

Universal life insurance revenues	$14,619	13,096	42,382	37,294
Traditional life insurance premiums	1,934	1,635	5,458	4,709
Reinsurance premiums	(2,690)	(2,188)	(7,971)	(6,841)

Totals	$13,863	12,543	39,869	35,162

International operations have emphasized universal life policies over traditional life insurance products. Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with generally accepted accounting principles. Actual universal life premiums collected are detailed below:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands)

Universal life insurance:
First year and single premiums	$8,515	9,306	25,897	22,741
Renewal premiums	12,504	9,912	34,735	28,163

Totals	$21,019	19,218	60,632	50,904

The Company's international life operations have historically been a steady performer but 2002 brought tremendous growth with an additional number of independent broker-agents who began contracting with the Company in the fourth quarter of 2001. These broker-agents were interested in National Western due to the Company's longstanding reputation of servicing life insurance products and the instability of other carriers in these areas. In addition, the Company released its first equity-indexed universal life product early in 2002 available for residents of countries other than the United States which was well received by the independent broker-agents. Collected premiums for this product were $13.1 million and $6.4 million in the nine months ended September 30, 2003 and 2002, respectively. While the Company enjoyed a rapid move to a higher sales level in 2002, the Company did not expect 2003 sales activity to replicate that of 2002. Management believes international sales growth levels will exhibit a steadier pattern going forward.

Policy benefits for the first nine months of 2003 remained above 2002 levels with $12.9 million and $11.1 million incurred, respectively, primarily reflecting the substantial increase in policies in force. Amortization of deferred policy acquisition costs decreased during the first nine months of 2003 compared to the same period in 2002 due to changes to non-guaranteed product features during 2003 which will affect future gross profits on these products. Amortization relating to these costs was $7.0 million and $9.0 million for the nine months ended September 30, 2003 and 2002, respectively. Other operating expenses increased from $6.8 million for the first nine months in 2002 to $8.9 million for the comparable period in 2003 due to expense allocation adjustments between the Company's lines of business based on normal review of the incidence of costs incurred

As the international life insurance in force continues to grow, the Company anticipates operating earnings to similarly increase. The amount of international life insurance in force has grown from $8.2 billion at September 30, 2002 to $8.8 billion at December 31, 2002 to $9.9 billion at September 30, 2003.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's annuities and investment contracts are available to international residents, such sales are currently small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$4,080	4,785	12,918	14,318
Net investment income	57,914	47,785	167,307	135,254
Other income	37	57	66	477

Total premiums and other revenue	62,031	52,627	180,291	150,049

Benefits and expenses:
Policy benefits	473	(58)	2,773	924
Amortization of deferred
policy acquisition costs	8,697	5,068	19,457	15,055
Annuity contract interest	32,225	31,338	98,137	87,855
Other operating expenses	12,951	2,499	17,423	7,295

Total benefits and expenses	54,346	38,847	137,790	111,129

Segment earnings before Federal
income taxes	7,685	13,780	42,501	38,920

Federal income taxes	2,619	4,698	14,243	13,296

Segment earnings	$5,066	9,082	28,258	25,624

Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. A comparative detail of the components of premiums and annuity contract revenues is provided below:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands)

Surrender charges	$2,733	3,453	8,965	10,122
Payout annuity and other revenues	1,335	1,318	3,920	4,158
Traditional annuity premiums	12	14	33	38

Totals	$4,080	4,785	12,918	14,318

The Company's earnings are dependent upon annuity contracts persisting or remaining in force. While premium and contract revenues decline with a reduction in surrender charges, the Company's investment earnings benefit as more policies remain in force.

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual annuity deposits collected for the three months and nine months ended September 30, 2003 and 2002 are detailed below:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands)

Equity-indexed annuities	$161,078	13,426	315,178	35,138
Other deferred annuities	194,553	103,583	552,323	245,100
Immediate annuities	11,447	5,644	30,609	14,860

	$367,078	122,653	898,110	295,098

Equity-indexed product sales typically follow the stock market in that sales are higher when confidence is high in the stock market and low if the stock market is showing poor performance. Sales of these products increased during the quarter ended September 30, 2003 over September 30, 2002 as the stock market showed signs of improvement. Since the Company does not offer variable products or mutual funds, these equity-indexed products provide an interest crediting alternative to the Company's other fixed rate annuity products.

As previously described, index options are used to hedge the equity return component of the Company's equity-indexed annuity products with any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, reflected in net investment income. Excluding index option income or losses from investment income in the annuity segment results in net investment income totaling $56.1 million and $51.0 million in the three months ended September 30, 2003 and 2002, respectively. For the first nine months, the comparable amounts were $160.6 million and $147.7 million in 2003 and 2002, respectively. Increases from 2002 to 2003 are due to increases in the overall asset portfolio as a result of sales volume.

Other deferred annuity deposits increased significantly during the quarter ended September 30, 2003 over September 30, 2002 with $194.6 million collected as compared to $103.6 million. For the first nine months, comparable amounts were $552.3 million and $245.1 million in 2003 and 2002, respectively. Fixed-rate annuity products became very popular with consumers in the wake of the stock market decline and volatility as they are a stable investment yielding a competitive interest rate in the current market. As a selling inducement, many of these products include a first year interest bonus in addition to a base interest rate. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs, and amortized over future periods. The amount deferred was approximately $13.9 million for the three months and $33.9 million for the nine months ended September 30, 2003. No sales inducement deferrals were recorded in 2002.

Amortization of deferred policy acquisition costs increased in 2003 compared to 2002 with amortization for the quarter ended September 30, 2003 of $8.7 million compared to $5.1 million for September 30, 2002 quarter end. Nine month comparable amounts were $19.5 million and $15.1 million for September 30, 2003 and 2002, respectively. Increased amortization in the current year is due, in part, to the deferral of sales inducement costs which results in higher first year gross profits. Also, realized capital gains in the current quarter were greater than in the quarter ending September 30, 2002, resulting in higher amortization in the quarter ended September 30, 2003. During the second quarter of 2003, the Company unlocked its deferred policy acquisition costs amortization factors for assumption changes due to an anticipated decrease in future profit streams resulting from the low interest rate environment. Unlocking occurred in 2002 relating to changes in investment earnings which had the effect of lowering amortization charges. The Company is required to periodically adjust deferred policy acquisition amortization factors for actual experience that varies from assumptions. While management does not currently anticipate any impact from further unlocking in 2003, facts and circumstances may arise in the future which require that the factors be reexamined.

Annuity contract interest includes the equity component return associated with the Company's equity-indexed annuities. The detail of equity-index annuity contract interest compared to contract interest for all other annuities is as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands)

Equity-indexed annuities	$4,250	(498)	18,419	(4,153)
All other annuities	41,846	31,836	113,647	92,008

Gross contract interest	46,096	31,338	132,066	87,855
Bonus interest deferred and capitalized	(13,871)	-	(33,929)	-

Total contract interest	$32,225	31,338	98,137	87,855

Other operating expenses include a $9.7 million expense for September 30, 2003 relating to a litigation claim which involved certain annuity products. Other operating expenses were $13.0 million and $2.5 million for the quarter ended September 30, 2003 and 2002, and $17.4 million and $7.3 million for the nine months ended September 30, 2003 and 2002, respectively.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Nursing home operations generated $0.7 million and $0.4 million of operating earnings in the first nine months of 2003 and 2002, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the prudent handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of September 30, 2003 and December 31, 2002. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.
	Composition of Investments

	September 30, 2003		December 31, 2002

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Debt securities	$3,985,783	91.1	$3,183,546	88.0
Mortgage loans	160,714	3.7	168,634	4.7
Policy loans	89,363	2.0	92,714	2.6
Equity securities	17,431	0.4	16,973	0.5
Real estate	21,457	0.5	21,798	0.6
Index options	23,772	0.6	5,209	0.1
Other	74,815	1.7	128,734	3.5

Totals	$4,373,335	100.0	$3,617,608	100.0

Included in other invested assets are cash and short-term investment balances of $36.4 million and $85.5 million at September 30, 2003 and December 31, 2002, respectively.

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations (CMOs). As of September 30, 2003 and December 31, 2002, the Company's debt securities portfolio consisted of the following:
	Composition of Debt Securities

	September 30, 2003		December 31, 2002

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Corporate	$1,819,932	45.7	$1,574,448	49.5
Mortgage-backed securities	1,122,450	28.2	802,142	25.2
Public utilities	530,558	13.3	457,588	14.4
Asset-backed securities	222,822	5.6	236,158	7.4
U.S. government/agencies	209,056	5.2	30,610	0.9
Foreign governments	52,305	1.3	57,718	1.8
States & political subdivisions	28,660	0.7	24,882	0.8

Totals	$3,985,783	100.0	$3,183,546	100.0

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
	September 30, 2003		December 31, 2002

	Amount	%	Amount	%

	(In thousands)		(In thousands)

AAA Securities and U.S. government	$1,567,167	39.3	$1,089,735	34.2
AA	71,959	1.8	126,444	4.0
A	1,065,708	26.7	951,295	29.9
BBB	1,066,842	26.8	843,192	26.5
BB and other below investment grade	214,107	5.4	172,880	5.4

Totals	$3,985,783	100.00	$3,183,546	100.0

National Western does not purchase below investment grade securities. Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities. During the first nine months of 2003, the Company's percentage of below investment grade securities increased due to downgrades of securities. Despite these downgrades, the Company's holdings of below investment grade securities are lower than industry averages and are a small percentage of total invested assets. These holdings are summarized below:

	Below Investment Grade Debt Securities

			Estimated	% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets

	(In thousands except percentages)

September 30, 2003	$218,044	214,107	212,626	4.9%

December 31, 2002	$210,301	172,880	168,085	4.8%

December 31, 2001	$132,689	119,960	118,709	3.6%

Overall, fair values of below investment grade holdings improved during the quarter ended September 30, 2003 as industries reported positive news which pushed market values up. In the third quarter of 2003 an additional other than temporary impairment writedown was recorded totaling $0.8 million on the Company's Lukens, Inc. holding. During the third quarter of 2002 an impairment writedown was recorded resulting in a realized loss of $0.3 million on a collaterialized bond obligation. The Company closely monitors its below investment grade holdings. While losses are not currently anticipated based on the existing status and condition of these securities, continued credit deterioration of some securities is possible, which may result in further writedowns. Holdings in below investment grade securities by category are summarized below:
Below Investment Grade Debt Securities as of September 30, 2003

	Amortized	Carrying	Estimated
Category	Cost	Value	Fair Value

	(In thousands)

Utilities/Energy	$54,395	51,777	52,143
Manufacturing	48,234	48,088	48,088
Transportation	33,335	32,614	30,852
Retail	32,324	32,500	32,500
CBO/Asset-backed	15,636	16,303	16,138
Healthcare	14,970	15,265	15,265
Telecommunication	13,980	12,390	12,390
Other	5,170	5,170	5,250

Totals	$218,044	214,107	212,626

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at September 30, 2003, approximately 33.1% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide the Company flexibility to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.
			Net
	Fair	Amortized	Unrealized
	Value	Cost	Gains

	(In thousands)
Securities held to maturity:
Debt securities	$2,769,822	2,633,710	136,112
Securities available for sale:
Debt securities	1,352,073	1,290,948	61,125
Equity securities	17,431	10,967	6,464

Totals	$4,139,326	3,935,625	203,701

In accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company transferred a debt security totaling $8.0 million in the third quarter of 2003, from held to maturity to available for sale due to credit deterioration. A net unrealized gain of $0.4 million relating to this transfer was recorded as a component of accumulated other comprehensive income, net of deferred acquisition costs and taxes. No such transfers were made in the third quarter of 2002.

Proceeds from sales of securities available for sale totaled $19.5 million and $11.3 million for the quarter ended September 30, 2003 and 2002 which resulted in realized gains of $0.3 million and realized losses of $0.1 million, respectively. For the nine months ended September 30, 2003 and 2002, proceeds from sales of securities available for sale totaled $40.5 million and $31.4 million, respectively. These sales resulted in a realized gain of $0.3 million for 2003 and a realized gain of $0.7 million for 2002. During the third quarter of 2003 a bond security from the held to maturity portfolio was sold due to credit deterioration. The amortized cost of this security at the time of sale was $2.0 million and resulted in a gain of $0.2 million. For the nine months ended September 30, 2003, two bond securities from the held to maturity portfolio were sold due to credit deterioration. The amortized cost at the time of sale was $4.0 million and resulted in a net gain of $0.2 million.

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

The Company held net investments in mortgage loans totaling $160.7 million and $168.6 million at September 30, 2003 and December 31, 2002, respectively. The diversification of the portfolio by geographic region and by property type was as follows:
	September 30, 2003		December 31, 2002

Geographic Region:	Amount	%	Amount	%

	(In thousands)		(In thousands)

West South Central	$90,801	56.5	$93,281	55.3
Mountain	34,016	21.2	36,711	21.8
Pacific	17,288	10.8	17,768	10.5
South Atlantic	6,179	3.8	6,334	3.8
East South Central	4,985	3.1	7,027	4.2
All other	7,445	4.6	7,513	4.4

Totals	$160,714	100.0	$168,634	100.0

	September 30, 2003		December 31, 2002

Property Type:	Amount	%	Amount	%

	(In thousands)		(In thousands)

Retail	$115,765	72.0	$119,018	70.6
Office	28,904	18.0	31,145	18.5
Hotel/Motel	7,653	4.8	9,993	5.9
Land/Lots	7,389	4.6	7,322	4.3
Apartment	762	0.5	779	0.5
All other	241	0.1	377	0.2

Totals	$160,714	100.0	$168,634	100.0

The Company does not recognize interest income on loans past due three months or more. At September 30, 2003 the Company had no mortgage loan principal balances past due three months or more. At December 31, 2002, the Company had mortgage loan principal balances past due three months or more of $6.9 million. The Company had no unrecognized interest income for past due and restructured loans for the nine months ended September 30, 2003 and 2002.

As of September 30, 2003 and December 31, 2002, the allowance for possible losses on mortgage loans was $0.7 million. The allowance is estimated based on an analysis of specific loans and management believes that the allowance for possible losses is adequate. While the Company closely manages its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

The Company's real estate investments totaled approximately $21.5 million and $21.8 million at September 30, 2003 and December 31, 2002, respectively, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of the Company. The Company recognized operating income on these properties of approximately $1.4 million and $1.0 million for the nine months ended September 30, 2003 and 2002, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded an impairment writedown of $0.1 million on these properties during the first nine months in both 2003 and 2002, respectively.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below:

	September 30,	June 30,
	2003	2003

	(In thousands except percentages)

Debt securities - fair value	$4,121,895	3,834,771
Debt securities - amortized cost	$3,924,658	3,597,221
Fair value as a percentage of amortized cost	105.0%	106.6%
Net unrealized gains	$197,237	237,550
Ten-year U.S. Treasury bond - increase (decrease)
in yield for the quarter	0.43%	(0.28)%

	Net Unrealized Gains Balance

	At	At	Change in Net
	September 30,	June 30,	Unrealized
	2003	2003	Gains

	(In thousands)

Debt securities held to maturity	$136,112	172,041	(35,929)
Debt securities available for sale	61,125	65,509	(4,384)

Totals	$197,237	237,550	(40,313)

Changes in interest rates typically have a significant impact on the fair values of the Company's debt securities. During the third quarter, market interest rates of the ten-year U.S. Treasury bond increased approximately 43 basis points from June 30, 2003. The magnitude and direction of this change in interest rate level caused a $40.3 million decrease in net unrealized gains on a portfolio of approximately $4.1 billion. The Company would expect similar results in the future from any significant upward or downward movement in market rates. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's balance sheet.

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

The Company performed a detailed sensitivity analysis as of December 31, 2002, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the third quarter of 2003 were reasonable given the expected range of results of this analysis.

The Company is exposed to credit and market risk relating to index option derivative instruments. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in the derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and therefore, creates a collectiability risk for the Company. The Company minimizes the credit (or collectiability) risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by the Company, by requiring that all derivative contracts be governed by an International Swaps and Derivatives Association ("ISDA") Master Agreement, and by entering into collateral support agreements.

The counterparty must post collateral based on predetermined thresholds and amounts relating to counterparty ratings. These ratings are based on S&P and Moody's financial strength or claims-paying ratings for the counterparties. These agreements further reduce the Company's exposure to credit risk. Collateral may consist of cash, Treasuries, or agency pass-through securities. The Company is not required to post collateral, making netting agreements inapplicable. As of September 30, 2003 the Company held $6.6 million in collateral posted by one counterparty. The Company maintains a policy of contracting a minimum of four counterparties to ensure competitive pricing and diversification.

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $41.4 million and $99.8 million for the nine months ended September 30, 2003 and 2002, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $540.5 million and $208.2 million for the nine months ended September 30, 2003 and 2002, respectively. These cash flow items could be reduced if interest rates rise. Net cash inflows from the Company's universal life and investment annuity deposit product operations totaled $643.7 million and $74.6 million during the nine months ended September 30, 2003 and 2002, respectively.

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

Impairment of Investment Securities: The Company's accounting policy requires that a decline in the value of a security below its amortized cost basis be evaluated to determine if the decline is other than temporary. The primary factors considered in evaluating whether a decline in value for fixed income and equity securities is other than temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and interest payments, and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery. In addition, certain securitized financial assets with contractual cash flows are evaluated periodically by the Company to update the estimated cash flows over the life of the security. If the Company determines that the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the previous estimate, then an other than temporary impairment charge is recognized. When a security is deemed to be impaired, a charge is recorded in net realized losses equal to the difference between the fair value and amortized cost basis of the security. Once an impairment charge has been recorded, the fair value of the impaired investment becomes its new cost basis and the Company continues to review the other than temporarily impaired security for appropriate valuation on an ongoing basis.

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

Disclosure Matters

In recent years, business events have called into question other companies' activities and transactions which are not regularly disclosed in a SEC registrant's Annual Report and are not readily apparent from the financial statements. These include the use of unconsolidated entities, off-balance sheet arrangements and other transactions not conducted at arm's-length. The Company's consolidated financial statements include all subsidiaries and related operations and the Company does not utilize relationships with unconsolidated entities that facilitate the transfer of or access to assets such as "structured finance" or "special purpose" entities. Accordingly, the Company does not rely on off-balance sheet arrangements for financing, liquidity, or market or credit risk support which would expose the Company to liabilities not reflected on the face of its consolidated financial statements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company reached a settlement agreement in principle with the plaintiff who filed a class action lawsuit challenging bonus interest rates paid on certain Company annuity products. This resulted in a $9.7 million pre-tax charge against 2003 third quarter earnings from operations, which represented the maximum settlement fund liability. The Company denied liability for the claims asserted by the plaintiff on behalf of a class of purchasers in reaching the settlement.

The Department of Treasury, Internal Revenue Service (IRS) has issued a statement of position to the Company which proposes that three extinguished mortgage loans previously made by the Company to a third party are indirect self-dealing loans and involve a disqualified person. If the position of the IRS is upheld, the Company will be subject to additional taxes and interest. On October 14, 2003, in response to the IRS letter, the Company requested that this issue be referred to the IRS National Office for technical advice.  Based on the arguments presented by the Company, the IRS audit team has orally indicated its agreement to such request.  Such technical advice will be in the form of a memorandum analyzing the issue which will be binding on the IRS audit team.

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

(b) Reports on Form 8-K

On August 7, 2003, the Company filed a Current Report on Form 8-K dated August 7, 2003 under Items 7 and 12 thereof in connection with a news release reporting National Western Life Insurance Company's operating and financial results for the second quarter of 2003. A copy of the news release was furnished with the Form 8-K.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: November 13, 2003	/s/Ross R. Moody

Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: November 13, 2003	/s/Brian M. Pribyl

Brian M. Pribyl
Senior Vice President,
Chief Financial & Administrative Officer and Treasurer
(Principal Financial Officer)

Date: November 13, 2003	/s/Kay E. Osbourn

Kay E. Osbourn
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)