Form 10-K
period 2003-12-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2004-03-15
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ √ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant on June 30, 2003 was $241,788,144.

As of March 12, 2004, the number of shares of Registrant's common stock outstanding was: Class A - 3,355,005 and Class B - 200,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

	PART I	Page

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.	Selected Consolidated Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

PART I

ITEM 1. BUSINESS

National Western Life Insurance Company (hereinafter referred to as "National Western", "Company", or "Registrant") is a stock life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-nine states, the District of Columbia, and four U.S. territories or possessions. National Western is also licensed in Haiti, and although not otherwise licensed, accepts applications from and issues policies to residents of various countries in Central and South America, the Caribbean, the Pacific Rim, and Eastern Europe. Such policies are underwritten, accepted, and issued in the United States upon applications submitted by independent contractor broker-agents. The Company provides life insurance products for the savings and protection needs of approximately 155,000 policyholders and for the asset accumulation and retirement needs of over 115,000 annuity contractholders.

During 2003, the Company's total assets increased 28% to $5.3 billion at December 31, 2003 from $4.1 billion at December 31, 2002. The Company generated revenues of $399.3 million, $317.4 million, and $303.1 million in 2003, 2002, and 2001, respectively. In addition, National Western generated net income of $55.8 million, $42.1 million, and $46.7 million in 2003, 2002, and 2001, respectively. The Company had approximately 290 employees supporting its business operations at December 31, 2003.

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

Life Products. The Company's life products provide protection for the life of the insured and, in some cases, allow for cash value accumulation. These product offerings include universal life insurance ("UL"), interest-sensitive whole life, and traditional products such as term insurance coverage. Interest sensitive products such as UL accept premiums that are applied to an account value. Deducted from the account value are cost of insurance charges which vary by age, gender, plan, and class of insurance, as well as various expense charges. Interest is credited to account values at an interest rate generally determined in advance and guaranteed for a policy year at a time, subject to minimum guaranteed rates specified in the policy contract. A slight variation to this general interest crediting practice involves equity-indexed universal life ("EIUL") policies whose credited interest may be tied to an outside index such as the S&P 500 Index® at the election of the policyholder. These products offer both flexible and fixed premium modes and provide policyholders with flexibility in the available coverage, the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming year. Traditional products generally provide for a fixed death benefit payable in exchange for regular premium payments.

Annuity Products. Annuity products sold include flexible premium and single premium deferred annuities, equity-indexed annuities, and single premium immediate annuities. These products can be tax qualified or nonqualified annuities. A fixed single premium deferred annuity ("SPDA") provides for a single premium payment at time of issue, an accumulation period, and an annuity payout period commencing at some future date. A flexible premium deferred annuity ("FPDA") provides the same features but allows, generally with some conditions, additional payments into the contract. Interest is credited to the account value of the annuity initially at a current rate of interest which is guaranteed for a period of time, typically the first year. After this period, the interest credited is subject to change based upon market rates and product profitability subject to a minimum guaranteed rate specified in the contract. Interest accrues during the accumulation period generally on a tax-deferred basis to the contractholder. After a number of years specified in the annuity contract, the owner may elect to have the proceeds paid as a single payment or as a series of payments over a period of time. The owner is permitted at any time during the accumulation period to withdraw all or part of the annuity account balance subject to contract provisions such as surrender charges and market value adjustments. An equity-indexed deferred annuity ("EIA") performs essentially in the same manner as SPDAs and FPDAs with the exception that, in addition to a fixed interest crediting option, the contractholder has the ability to elect an interest crediting mechanism that is linked, in part, to an outside index such as the S&P 500 Index® .. A single premium immediate annuity ("SPIA") foregoes the accumulation period and immediately commences an annuity payout period.

Distributions of the Company's direct premium revenues and deposits by product type are provided below.

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Annuities:
Single premium deferred	$108,855	135,547	121,205
Flexible premium deferred	565,503	219,981	111,091
Equity-indexed deferred	479,535	58,431	47,081
Single premium immediate	41,250	20,483	17,089

Total annuities	1,195,143	434,442	296,466

Universal life insurance	101,376	87,984	71,804
Traditional life and other	15,568	14,867	14,982

Total direct premiums and deposits collected	$1,312,087	537,293	383,252

Operating Segments

The Company manages its business between Domestic Insurance operations and International Insurance operations. For segment reporting purposes, the Company's annuity business, which is predominantly domestic, is separately identified.

Domestic Insurance Operations. The Company is currently licensed to do business in all states and the District of Columbia, except for New York. Products marketed are annuities, universal life insurance, and traditional life insurance, which includes both term and whole life products. The majority of domestic sales are the Company's annuities. National Western markets and distributes its domestic products primarily through independent marketing organizations ("IMOs"). These IMOs assist the Company in recruiting, contracting, and managing independent agents. The Company's agents are independent contractors who are compensated on a commission basis. At December 31, 2003, the Company's IMO relationships had contracted nearly 11,100 independent agents with the Company. Over 34% of these contracted agents have submitted policy applications to the Company in the past twelve months.

International Insurance Operations. National Western's international operations focus on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, the Pacific Rim, and beginning in 2003 Eastern Europe. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain investment contracts are also available. At December 31, 2003, the Company had nearly 60,000 international life insurance policies inforce representing approximately $10.2 billion in face amount of coverage.

International applications are submitted by independent contractor broker-agents, many of whom have been submitting policy applications to National Western for 20 or more years. The Company had approximately 4,300 independent international broker-agents contracted at December 31, 2003, nearly 49% of which have submitted policy applications to the Company in the past twelve months.

There are some inherent risks of accepting international applications which are not present within the domestic market that are reduced substantially by the Company in several ways. As previously described, the Company accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources. This targeted customer base coupled with National Western's conservative underwriting practices have historically resulted in claims experience, due to natural causes, similar to that in the United States with the exception of a small life insurance block in Haiti. The Company minimizes exposure to foreign currency risks by requiring payment of premiums and claims in United States dollars. Finally, over thirty-seven years of experience with the international products and its longstanding independent broker-agent relationships further serve to minimize risks.

Geographical Distribution of Business. The following table depicts the distribution of the Company's premium revenues and deposits.
	Years Ended December 31,

	2003	2002	2001

	(In thousands)

United States domestic products:
Annuities	$1,186,160	423,746	285,495
Life insurance	24,424	25,147	26,356

Total domestic products	1,210,584	448,893	311,851

International products:
Annuities	8,983	10,696	10,971
Life insurance	92,520	77,704	60,430

Total international products	101,503	88,400	71,401

Total direct premiums and deposits collected	$1,312,087	537,293	383,252

Although many agents sell National Western's products, a sizable portion of the Company's annuity sales were sold through agents of two independent marketing organizations in recent years. These two organizations combined accounted for 40% of domestic annuity sales in 2003. Life insurance sales in 2003 were geographically most concentrated to residents of Brazil (26%), Taiwan (16%), and Argentina (11%).

Segment Financial Information. A summary of financial information for the Company's segments is as follows:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)
Revenues, excluding
realized gains (losses):
2003	$43,444	79,061	264,831	13,579	400,915
2002	45,812	71,597	203,687	12,435	333,531
2001	47,571	66,615	204,609	11,357	330,152

Segment earnings: (A)
2003	$1,366	13,249	37,121	5,116	56,852
2002	2,568	11,141	34,183	4,668	52,560
2001	5,185	10,950	41,724	4,306	62,165

Segment assets: (B)
2003	$358,697	516,604	4,329,777	77,524	5,282,602
2002	367,767	472,198	3,214,823	69,126	4,123,914
2001	374,574	424,731	2,941,987	55,929	3,797,221

Notes to Table:

(A) Amounts exclude realized gains and losses on investments, net of taxes.
(B) Amounts exclude other unallocated assets.

Additional information concerning these industry segments is included in Note 13, Segment and Other Operating Information, of the accompanying consolidated financial statements.

Competition

National Western competes with over 1,000 life insurers in the United States, as well as other financial intermediaries such as banks and securities firms who market insurance products. Competitive factors are primarily the breadth and quality of products offered, established positions in niche markets, pricing, relationships with distribution, commission structures, perceived stability of the insurer, quality of underwriting and customer service, and cost efficiency.

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

The Company follows the industry practice of reinsuring (ceding) portions of its insurance risks with a variety of reinsurance companies. The use of reinsurance allows the Company to underwrite policies larger than the risk it is willing to retain on any single life and to continue writing a larger volume of new business. The maximum amount of life insurance the Company normally retains is $250,000 on any one life. However, the use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. Consequently, the Company avoids concentrating reinsurance risk with any one reinsurer and only participates in reinsurance treaties with reputable carriers.

The Company maintains a system of disclosure controls and procedures, including internal controls designed to provide reasonable assurance that assets are safeguarded and transactions properly authorized, executed and recorded. The Company recognizes the importance of full and open presentation of its financial position and operating results and to this end maintains a Disclosure Controls and Procedures Committee comprised of senior executives who possess comprehensive knowledge of the Company's business and operations. This Committee is responsible for evaluating disclosure controls and procedures for adequacy as well as for the completeness and accuracy of the Company's financial disclosures. The Audit Committee of the Company's Board of Directors, composed of independent directors, meets periodically with members of the Disclosure Controls and Procedures Committee to review the effectiveness of their evaluations.

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

The NAIC, as well as state regulators, continually evaluates existing laws and regulations pertaining to the operations of life insurers. To the extent that initiatives result as a part of this process, they may be adopted in the various states in which the Company is licensed to do business. It is not possible to predict the ultimate content and timing of new statutes and regulations adopted by state insurance departments and the related impact upon the Company's operations although it is conceivable that they may be more restrictive.

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

Risk-Based Capital Requirements. The NAIC established risk-based capital ("RBC") requirements to help state regulators monitor the financial strength and stability of life insurers by identifying those companies that may be inadequately capitalized. Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold. The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments. The RBC formula takes into consideration four major areas of risk which are: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses mortality and morbidity risk; (iii) interest rate risk which involves asset/liability matching issues; and (iv) other business risks. For each category, the RBC requirements are determined by applying specified factors to various assets, premiums, reserves, and other items, with the factor being higher for items with greater underlying risk and lower for items with less risk. The Company's statutory capital and surplus at December 31, 2003, was significantly in excess of the threshold RBC requirements.

Financial Strength Ratings. Ratings with respect to financial strength are an important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence and impact the ability to market products. The following summarizes the Company's financial strength ratings.

Rating Agency	Rating

Standard & Poor's	A+ (Strong)

A.M. Best	A- (Excellent)

The rating agencies generally review the Company's rating on an annual basis. The Company's "A+" rating from Standard & Poor's was affirmed on December 6, 2002, and will be subject to review again in March 2004. A.M. Best affirmed the Company's "A-" rating on June 9, 2003. There is no assurance that the Company's ratings will continue for a certain period of time or that they will not be changed. In the event the Company's ratings are downgraded, the Company's business may be negatively impacted.

Effects of Inflation. The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of the Company during the three most recent fiscal years.

Other Operations

National Western's primary business encompasses its life insurance and annuity operations, but the Company also has small real estate, nursing home, and other investments through wholly owned subsidiaries. These operations are substantially lesser in significance to National Western's consolidated financial operations. Contributions to consolidated earnings from these other operations were $5.1 million, $4.7 million, and $4.3 million for the years 2003, 2002, and 2001, respectively, and the operations are further described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 3. LEGAL PROCEEDINGS

The Company reached a class wide settlement agreement with a class of plaintiffs who had challenged bonus interest rates on certain Company annuity products. The Company vigorously defended the case and denied liability for the claims asserted by the plaintiff in reaching the settlement. The fairness of the settlement agreement was granted final approval by the Court on February 18, 2004. There were no objectors and the order approving the settlement is final and non-appealable. The settlement resulted in a $9.7 million pre-tax charge against 2003 earnings from operations, which represented the maximum settlement fund liability.

In the course of an audit of a charitable tax-exempt foundation, the Internal Revenue Service ("IRS") raised an issue under the special provisions of Internal Revenue Code ("IRC") governing tax-exempt private foundations as to certain interest-bearing loans from the Company to another corporation in which the tax-exempt foundation owns stock. The issue is whether such transactions constitute indirect self-dealing by the foundation, the result of which would be excise taxes on the Company by virtue of its participation in such transactions. By letter to the Company dated August 21, 2003, the IRS proposed an initial excise tax liability in the total amount approximating one million dollars as a result of such transactions. The Company disagrees with the IRS analysis. The Company is contesting the matter and expects to prevail on the merits. On October 14, 2003, in response to the IRS letter, the Company requested that this issue instead be referred to the IRS National Office for technical advice. The IRS audit team agreed and the matter was referred in November of 2003 to the IRS National Office. Such technical advise when issued by the IRS National Office will be in the form of a memorandum analyzing the issue which will be binding on the IRS audit team.

The Company is involved or may become involved in various legal actions, in the normal course of business, in which claims for alleged economic and punitive damages have been or may be asserted, some for substantial amounts. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from potential, pending or threatened legal actions, after consideration of amounts provided for in the Company's consolidated financial statements, will have a material adverse effect on the financial condition or operating results of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Market Information

The principal market on which the common stock of the Company trades is The NASDAQ Stock Market® under the symbol "NWLIA". The high and low sales prices for the common stock for each quarter during the last two years are shown in the following table.
		High	Low

2003:	First Quarter	$102.65	93.61
	Second Quarter	114.05	92.77
	Third Quarter	146.00	112.00
	Fourth Quarter	156.95	138.05

2002:	First Quarter	$115.00	101.59
	Second Quarter	121.50	107.11
	Third Quarter	117.97	96.07
	Fourth Quarter	101.80	82.98

Equity Security Holders

The number of stockholders of record on March 12, 2004 was as follows:
Class A Common Stock	5,135
Class B Common Stock	2

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

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has one equity compensation plan that was approved by security holders. Under the plan, 159,173 shares of the Company's Class A common stock may be issued upon exercise of the outstanding options at December 31, 2003. The weighted average exercise price of the outstanding options is $82.67 per option. Excluding the outstanding options, 85,507 shares of the common stock remain available for future issuance under the plan at December 31, 2003. The Company has no equity compensation plans that have not been approved by security holders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following five-year financial summary includes comparative amounts derived from the audited consolidated financial statements.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands except per share amounts)
Earnings Information:
Revenues:
Life and annuity premiums	$13,916	13,918	14,013	17,615	18,423
Universal life and investment
annuity contract revenues	80,964	76,173	75,026	82,742	76,655
Net investment income	298,974	236,714	234,866	210,654	242,980
Other income	7,061	6,726	6,247	946	8,944
Realized gains (losses)
on investments	(1,647)	(16,144)	(27,046)	(19,242)	4,481

Total revenues	399,268	317,387	303,106	292,715	351,483

Benefits and expenses:
Policyholder benefits	37,180	31,299	31,715	35,078	32,456
Amortization of deferred
policy acquisition costs	53,829	35,799	27,424	47,948	39,148
Universal life and investment
annuity contract interest	176,374	150,479	144,516	137,711	162,302
Other operating expenses	48,776	36,938	31,681	29,427	27,764

Total expenses	316,159	254,515	235,336	250,164	261,670

Earnings before Federal income
taxes and cumulative effect of
change in accounting principle	83,109	62,872	67,770	42,551	89,813
Federal income taxes	27,327	20,806	23,185	14,011	30,588

Earnings from operations	55,782	42,066	44,585	28,540	59,225
Cumulative effect of change in
accounting principle	-	-	2,134	-	-

Net earnings	$55,782	42,066	46,719	28,540	59,225

Diluted Earnings Per Share:
Earnings from operations	$15.64	11.84	12.59	8.11	16.78
Cumulative effect of change in
accounting principle	-	-	0.60	-	-

Net earnings	$15.64	11.84	13.19	8.11	16.78

Balance Sheet Information:

Total assets	$5,297,720	4,137,247	3,808,000	3,691,760	3,676,789

Total liabilities	$4,617,862	3,530,041	3,248,612	3,191,654	3,261,267

Stockholders' equity	$679,858	607,206	559,388	500,106	475,522

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

Management's discussion and analysis of financial condition and results of operations ("MD&A") of National Western Life Insurance Company for the three years ended December 31, 2003 follows. This discussion should be read in conjunction with the Company's consolidated financial statements and related notes beginning on page __ of this report.

Overview

The Company provides life insurance products for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contractholders both domestically and internationally. The Company accepts funds from policyholders or contractholders and establishes a liability representing future obligations to pay the policy or contract holders and their beneficiaries. To ensure the Company will be able to pay these future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities.

Due to the business of accepting funds to pay future obligations in later years, the underlying economics and relevant factors affecting the life insurance industry include the following:

   -  level of premium revenues collected
   -  persistency of policies and contracts
   -  returns on investments
   -  investment credit quality
   -  levels of policy benefits and costs to acquire business
   -  effect of interest rate changes on revenues and investments including asset and liability matching
   -  adequate levels of capital and surplus

The Company monitors these factors continually as key business indicators. The discussion below includes these indicators and presents information useful to an overall understanding of the Company's business performance in 2003, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

The Company has experienced record sales both with its annuity products domestically and internationally with its life products over the past several years. The increase in sales has come at a challenging time for the insurance industry with the sluggish economy, low interest rate levels, deterioration in corporate credit quality, and increased regulatory requirements. Despite these obstacles, business levels have increased and the Company has improved investment performance, not by taking on additional risks in the investment portfolio, but with improved overall credit quality of its portfolio of fixed income securities. The Company's financial performance is determined by the execution of its business model, which includes distribution and sale of its products, while maintaining invested values in order to meet future commitments of its policyholders and their beneficiaries.

RESULTS OF OPERATIONS

Consolidated Operations

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In addition, the Company regularly evaluates operating performance using non-GAAP financial measures which exclude or segregate index options and realized investment gains and losses from operating revenues and earnings. Similar measures are commonly used in the insurance industry in order to assess profitability and results from ongoing operations. The Company believes that the presentation of these non-GAAP financial measures enhances the understanding of the Company's results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Company's business. The Company excludes or segregates index options and realized investment gains and losses because such items are often the result of events which may or may not be at the Company's discretion and the fluctuating effects of these items could distort trends in the underlying profitability of the Company's business. Therefore, in the following sections discussing consolidated operations and segment operations, appropriate reconciliations have been included to report information management considers useful in enhancing an understanding of the Company's operations to reportable GAAP balances reflected in the consolidated financial statements.

Revenues. The following details Company revenues.
	Years Ended December 31,

	2003	2002	2001

	(In thousands)

Universal life and annuity product charges	$80,964	76,173	75,026
Traditional life premiums	13,916	13,918	14,013
Net investment income	273,175	249,726	248,405
Other revenue	7,061	6,726	6,247

Operating revenues	375,116	346,543	343,691
Index option gains (losses)	25,799	(13,012)	(13,539)
Realized losses on investments	(1,647)	(16,144)	(27,046)

Total revenues	$399,268	317,387	303,106

Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances. The Company's retention of inforce policies and contracts, referred to as persistency, improved substantially year over year from 2001 to 2003 contributing to higher operating earnings. However, revenues decreased from a lower incidence of surrender charges. Surrender charges promote persistency and protect the Company during times of increasing interest rates as these charges discourage policy and contract holders from withdrawing part or all of their funds held by the Company. Surrender charge revenue was $21.6 million in 2003 compared to $23.1 million in 2002 and $26.7 million in 2001.

Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. These are product lines that the Company has not put as much emphasis on relative to interest sensitive products, particularly in its international life insurance operations. In addition, traditional life premiums are muted for increases in reinsurance premiums and exchange rate changes associated with policies in Haiti which is the only international country where premiums and benefits may be paid in other than U.S. dollars.

A detail of net investment income is provided below.
	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Gross investment income:
Debt securities	$239,243	218,443	213,512
Mortgage loans	15,115	15,382	17,835
Policy loans	6,932	7,343	7,791
Other investment income	13,794	10,342	11,072

Total investment income	275,084	251,510	250,210
Investment expenses	1,909	1,784	1,805

Net investment income
(excluding index options)	273,175	249,726	248,405

Index options gains (losses)	25,799	(13,012)	(13,539)

Net investment income	$298,974	236,714	234,866

Net investable cash flow is primarily invested in investment grade debt securities generating nearly 87% of total investment income in 2003. With the decline in interest rate levels over the past several years, mortgage loan income has declined as prepayments have continued and new loan funding opportunities with interest rates below the Company's required yield levels for this type of investment opportunities have decreased. Other investment income for 2003 includes $3.3 million related to income received on various profit participation arrangements. Despite the drop in interest rate levels, the Company generated comparable higher net investment earnings due to the invested asset balance continuing to increase year to year. In addition, investment expenses have remained relatively level from 2001, 2002, and 2003.

Net investment income performance is summarized as follows:
	Years Ended December 31,

	2003	2002	2001

	(In thousands except percentages)
Excluding index options:
Net investment income	$273,175	249,726	248,405
Average invested assets, at amortized cost	$3,989,302	3,494,768	3,326,296
Yield on average invested assets	6.85%	7.15%	7.47%

Including index options:
Net investment income	$298,974	236,714	234,866
Average invested assets, at amortized cost	$4,001,431	3,500,486	3,332,761
Yield on average invested assets	7.47%	6.76%	7.05%

The yield on average invested assets has declined from 7.47% in 2001 to 7.15% in 2002 and down to 6.85% in 2003, excluding index options. This decline in yield is due to the overall interest rate declines in the market and the Company obtaining lower yields on new invested funds. Net investment income performance is analyzed excluding the index option income which is a common practice in the insurance industry in order to assess underlying profitability and results from ongoing operations.

Other revenue consists primarily of revenues associated with nursing home operations which recorded revenues of $6.9 million, $6.1 million, and $5.2 million in 2003, 2002, and 2001, respectively. In 2001, other revenue included nearly $0.7 million received from the favorable resolution of longstanding litigation against the Company and one of its wholly owned subsidiaries, The Westcap Corporation ("Westcap").

Index Options. Index options are derivative financial instruments used to fully hedge the equity return component of the Company's equity-indexed products, which were first introduced for sale in 1997. In 2002, the Company began selling an equity-indexed universal life product. Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income. However, increases or decreases in income from these options are substantially offset by corresponding increases or decreases in amounts paid to equity-indexed annuity and life policyholders.

The losses from index options in 2001 and 2002 were due to poor stock market conditions, specifically the performance of the S&P 500 Index®. Index options are intended to act as hedges to match the returns on the S&P 500 Index®. With the decline in this index, the index option values likewise declined. While income from index options was lower, the contract interest expense for the Company's equity-indexed annuities was also substantially lower. Conversely, in 2003, the stock market increased and the Company recorded gains from index options and increased contract interest expenses.

Realized Losses on Investments. The losses on investments consist primarily of impairment writedowns for investments in debt securities. The Company records impairment writedowns when a decline in value is considered other than temporary and full recovery of the investment is not expected. In 2003, the Company recorded impairment writedowns totaling $7.2 million on holdings of American Airlines ($3.1 million), Lukens ($0.8 million) and collaterialized bond obligation ("CBO") investments ($3.3 million). Writedowns in 2002 included WorldCom ($9.6 million), United Airlines ($4.0 million) and CBO investments ($3.8 million). Writedowns in 2001 related to Enron ($9.0 million), Lukens ($14.4 million), Federal Mogul ($4.4 million) and CBOs ($4.5 million). Total impairment writedowns in 2003, 2002, and 2001 totaled $7.2 million, $17.4 million, and $32.3 million, respectively.

Benefits and Expenses. The following details benefits and expenses.
	Years Ended December 31,

	2003	2002	2001

	(In thousands)

Policy benefits	$37,180	31,299	31,715
Amortization of deferred policy acquisition costs	53,829	35,799	27,424
Universal life and annuity contract interest	176,374	150,479	144,516
Other operating expenses	48,776	36,938	31,681

Totals	$316,159	254,515	235,336

The Company's mortality experience over the past five years has generally been consistent with its product pricing assumptions. Policy benefits reflect death claims of $26.8 million, $22.8 million, and $23.6 million for 2003, 2002, and 2001, respectively. The increase in death claims in 2003 is consistent with the Company's substantial increase in business inforce.

Life insurance companies are required to defer certain expenses associated with acquiring new business. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses and sales inducements. The Company defers sales inducements in the form of first year interest bonuses on annuity products that are directly related to the production of new business. These charges are commonly deferred and amortized by insurers using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in annuity contract interest. Recognition of these deferred policy acquisition costs in the financial statements occurs over future periods in relation to the emergence of profits priced into the products sold. This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns. Companies are required to review these assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profit patterns is to be "unlocked" and reset based upon the actual experience.

Amortization of deferred policy acquisition costs increased in 2003 to $53.8 million compared to $35.8 million and $27.4 million in 2002 and 2001, respectively. Increased amortization in the current year is due in part to the deferral of sales inducement costs, as noted above, which results in higher amortization of deferred acquisition costs. In addition to the deferral of sales inducements, an "unlocking" adjustment was made pertaining to the annuity line of business and the expected emergence of future profits which also resulted in increased deferred policy acquisition costs amortization during 2003. No expected changes were made related to the amortization of these costs in 2002. In 2001, the Company analyzed its assumptions regarding the emergence of profits of its business and determined that unlocking was required to incorporate improved persistency with respect to its annuity block of business and as well as to factor in the recent realized investment loss experience. The outcome of these revisions resulted in the amortization of deferred policy acquisition costs decreasing to $27.4 million in 2001. While the Company is required to evaluate its emergence of profits continually, management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience.

The Company closely monitors its credited interest rates on interest sensitive policies, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. Average credited rates, calculated based on policy reserves for the Company's universal life and annuity business, have generally declined over the past several years, which is consistent with declines in market interest rates. As market interest rates fluctuate, the Company's credited interest rates are often adjusted accordingly taking into consideration the factors described above. Raising policy credited rates can typically have an impact sooner than higher market rates on the Company's investment portfolio yield, making it more difficult to maintain the current interest spread. The difference between yields earned over policy credited rates is often referred to as the interest spread.

Contract interest also includes the performance of the equity-index component of the Company's equity-indexed products. As previously noted, the recent market performance of these equity-index features increased contract interest expenses while also increasing the Company's investment income given the hedge nature of the options purchased for these products. Excluding equity-indexed products, the Company's average credited rate on annuity products was approximately 4.3% in 2003. The average credited rate in 2003 for interest sensitive life products approximated 5.0%. With these credited rates, the Company generally realized its targeted interest spread on its products.

Other operating expenses consist of general administrative expenses, licenses and fees, and commissions not subject to deferral and expenses of nursing home operations. Nursing home expenses are included in the amount of $6.0 million, $5.4 million, and $4.8 million in 2003, 2002, and 2001, respectively. The Company's operating expenses in 2002 and 2003 include increases associated with its significant upturn in business. In addition, a charge was recorded during 2003 in the amount of $9.7 million relating to a litigation claim where the Company has reached a settlement agreement that has been approved by the court. The suit involves a class action lawsuit against the Company in the state of Michigan and filed on behalf of purchasers who challenged the bonus interest rate paid by the Company on certain annuity products. This settlement amount is included as a component of other operating expenses in 2003.

Federal Income Taxes. Federal income taxes on earnings from continuing operations for 2003, 2002, and 2001 reflect effective tax rates of 32.9%, 33.1%, and 34.2%, respectively, which are lower than the expected Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings from continuing operations for the years ended December 31, 2003, 2002, and 2001 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Segment earnings:

2003	$1,366	13,249	37,121	5,116	56,852
2002	2,568	11,141	34,183	4,668	52,560
2001	5,185	10,950	41,724	4,306	62,165

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.
	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$21,725	22,716	22,722
Net investment income	21,688	23,078	24,810
Other income	31	18	39

Total premiums and other revenue	43,444	45,812	47,571

Benefits and expenses:
Policy benefits	16,000	14,585	15,935
Amortization of deferred policy acquisition costs	8,983	8,081	4,809
Universal life insurance contract interest	8,896	9,625	9,750
Other operating expenses	7,526	9,660	9,169

Total benefits and expenses	41,405	41,951	39,663

Segment earnings before Federal income taxes	2,039	3,861	7,908

Federal income taxes	673	1,293	2,723

Segment earnings	$1,366	2,568	5,185

Revenues from domestic life insurance operations include life insurance premiums on traditional type products and revenues from universal life insurance. Revenues from traditional products are simply premiums collected, while revenues from universal life insurance consist of policy charges for the cost of insurance, policy administration fees, and surrender charges assessed during the period. A comparative detail of premiums and contract revenues is provided below.
	Years Ended December 31,

	2003	2002	2001

	(In thousands)

Universal life insurance revenues	$15,842	15,656	15,467
Traditional life insurance premiums	7,488	8,232	8,568
Reinsurance premiums	(1,605)	(1,172)	(1,313)

Totals	$21,725	22,716	22,722

The Company's U.S. operations have recently emphasized annuity product sales over life product sales. Consequently, domestic life revenues have been declining for several years. It is the Company's goal to increase domestic life product sales through increased recruiting of new distribution and the development of new life insurance products. To that end, the Company increased its level of contracted agents from 5,200 at the end of 2002 to 11,100 at the end of 2003.

Segment earnings have declined as the block of business has contracted reporting earnings of $1.4 million, $2.6 million, and $5.2 million for the years ended December 31, 2003, 2002, and 2001, respectively. The face amount of domestic life insurance inforce has declined from $2.9 billion at December 31, 2001 to $2.8 billion at December 31, 2002 and to $2.7 billion at December 31, 2003. Absent the growth rates targeted by management, the block of business will continue to contract due to the normal incidence of terminations from death or surrender with lower earnings resulting. Lack of critical mass in this block of business also impacted the expected emergence of future profits which can serve to increase the amortization of deferred policy acquisition costs.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.
	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$55,041	48,403	42,526
Net investment income	23,983	23,163	24,060
Other income	37	31	29

Total premiums and other revenue	79,061	71,597	66,615

Benefits and expenses:
Policy benefits	17,937	14,959	14,909
Amortization of deferred policy acquisition costs	12,109	10,467	10,677
Universal life insurance contract interest	17,775	16,452	15,928
Other operating expenses	11,489	12,972	8,400

Total benefits and expenses	59,310	54,850	49,914

Segment earnings before Federal income taxes	19,751	16,747	16,701

Federal income taxes	6,502	5,606	5,751

Segment earnings	$13,249	11,141	10,950

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.
	Years Ended December 31,

	2003	2002	2001

	(In thousands)

Universal life insurance revenues	$58,799	51,008	44,506
Traditional life insurance premiums	7,609	6,617	5,961
Reinsurance premiums	(11,367)	(9,222)	(7,941)

Totals	$55,041	48,403	42,526

International operations have emphasized universal life policies over traditional life insurance products. In accordance with generally accepted accounting principles premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings. Actual universal life premiums collected are detailed below.
	Years Ended December 31,

	2003	2002	2001

	(In thousands)

Universal life insurance:
First year and single premiums	$37,069	33,636	15,826
Renewal premiums	47,907	37,447	38,631

Totals	$84,976	71,083	54,457

The Company's international life operations have been a significant part of the Company's overall business as evidenced by the growth in collected premiums. International sales increased in 2003 and 2002 due to the addition of new agents in several markets who were attracted to National Western given the Company's longstanding reputation for supporting its international life products and the instability of competing companies in international markets.

Policy benefits totaled $17.9 million in 2003 and $15.0 million in 2002 and 2001, which are consistent with Company expectations. Amortization of deferred policy acquisition costs was $12.1 million, $10.5 million, and $10.7 million for 2003, 2002, and 2001, respectively. The increase in amortization in 2003 is a result of a change in expected emergence of profits given the increased sales related to equity-indexed universal life products that are generating higher gross profits due to the surge in the stock market. Collected premiums related to the equity-indexed universal life product were $21.0 million and $10.0 million in 2003 and 2002, respectively. The increase in universal life contract interest is also the result of the increased sales of the equity-indexed universal life product and the associated stock market gains which increased the amounts the Company credits to policyholders on these products. Contract interest expense was $17.8 million, $16.5 million, and $15.9 million in 2003, 2002, and 2001, respectively.

While the Company experienced a rapid move to a higher sales level in 2002 due to the added markets, the Company did not expect 2003 sales activity to replicate that of 2002. However, 2003 international sales surpassed the Company's expectations and approximated those of 2002. Management expects sales growth internationally to trend at a steadier pace from the level of 2002 and 2003 sales. As the international life insurance inforce continues to grow, the Company anticipates operating earnings to similarly increase. The amount of international life insurance inforce has grown from $7.1 billion at December 31, 2001 to $8.8 billion at December 31, 2002 and to $10.2 billion at December 31, 2003.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below.
	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$18,114	18,972	23,791
Net investment income	246,622	184,109	180,522
Other income	95	606	296

Total premiums and other revenue	264,831	203,687	204,609

Benefits and expenses:
Policy benefits	3,243	1,755	871
Amortization of deferred policy acquisition costs	32,737	17,251	11,938
Annuity contract interest	149,703	124,402	118,838
Other operating expenses	23,809	8,889	9,323

Total benefits and expenses	209,492	152,297	140,970

Segment earnings before Federal income taxes	55,339	51,390	63,639

Federal income taxes	18,218	17,207	21,915

Segment earnings	$37,121	34,183	41,724

Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Years Ended December 31,

	2003	2002	2001

	(In thousands)

Surrender charges	$12,803	13,488	18,029
Payout annuity and other revenues	5,268	5,435	5,705
Traditional annuity premiums	43	49	57

Totals	$18,114	18,972	23,791

Surrender charges have continued to drop from $18.0 million in 2001, to $13.5 million in 2002, and $12.8 million in 2003. As previously noted, the Company's earnings are dependent upon annuity contracts persisting or remaining inforce. While revenues decline with a reduction in surrender charges, the Company's earnings benefit.

In accordance with generally accepted accounting principles deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings. Actual annuity deposits collected are detailed below.
	Years Ended December 31,

	2003	2002	2001

	(In thousands)

Equity-indexed annuities	$479,535	58,431	47,081
Other deferred annuities	674,358	355,528	232,296
Immediate annuities	41,250	20,483	17,089

Totals	$1,195,143	434,442	296,466

Equity indexed products sales typically follow the stock market in that sales are higher when confidence is high in the stock market and low if the stock market is performing poorly. The Company experienced a tremendous increase in sales relating to equity-indexed annuities as the stock market rebounded in 2003 and with low interest rates continuing these products became a more attractive product for contractholders. Since the Company does not offer variable products or mutual funds, equity-indexed products provide an important equity-based alternative to the Company's existing fixed interest rate annuity products.

As previously described, index options are used to hedge the equity return component of the Company's equity-indexed annuity products with any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, reflected in net investment income. Investment income in the annuity segment includes index option income of $24.9 million, and losses of $13.0 million and $13.5 million for December 31, 2003, 2002, and 2001, respectively. Net investment income, excluding index options totaled $221.9 million, $197.1 million, and $194.1 million, respectively, related to the annuity segment. The significant increase in net investment income, excluding index options from 2002 to 2003 is due to the increase in the overall size of the asset portfolio as a result of sales volume.

Other deferred annuity sales also increased significantly in 2003 over 2002 with $674.4 million in collected deposits compared to $355.5 million, respectively. Fixed-rate annuity products became popular with consumers in the wake of the recent stock market decline and volatility as these products yield a stable and competitive interest rate. As a selling inducement, many of these products include a first year interest bonus in addition to the base interest rate. These bonus rates are currently credited to policyholders and are deferred by the Company with other capitalized policy acquisition costs and amortized over future periods. The amount deferred was approximately $43.9 million for the year ended December 31, 2003. No sales inducements were deferred in 2002 or 2001.

Increased amortization of deferred policy acquisition costs in 2003 is due, in part, to the deferral of sales inducement costs. Also contributing to increased amortization is the increased sales of the equity-indexed products and the related increase in the stock market which resulted in higher gross profits then expected. Consequently, the Company recognized a greater level of amortization expense corresponding with the higher profit level. The Company conversely unlocked its deferred policy acquisition costs amortization factors on other annuity products for assumption changes during 2003 due to an anticipated decrease in future profit streams. The decrease in expected future profits results from the low interest rate environment which causes a tightening of spreads.

The Company unlocked its deferred policy acquisition cost amortization factors in 2001 for changes in persistency of the annuity block of business at that time and for changes in investment earnings. As unlocking of amortization factors is applied retroactively back to the inception of all policies, it had the affect of increasing 2001 operating earnings. No changes were made in amortization factors in 2002. The Company is required to periodically adjust these factors for actual experience that varies from that assumed. While management does not currently anticipate any impact from unlocking in 2004, facts and circumstances may arise in the future which require that the factors be reexamined.

Annuity contract interest includes the equity component return associated with the Company's equity-indexed annuities. The detail of equity-index annuity contract interest compared to contract interest for all other annuities is as follows:
	Years Ended December 31,

	2003	2002	2001

	(In thousands)

Equity-index annuities	$36,484	(275)	4,226
All other annuities	113,220	124,677	114,612

Total contract interest	$149,704	124,402	118,838

The 2003 increase in contract interest for equity-indexed annuities is due to increased sales and the effect of the positive performance of the stock market on option values as noted previously. All other annuity contract interest includes sales inducement expenses not deferred of approximately $12 million and $5 million for 2002 and 2001, respectively. The Company currently defers these sales costs.

Other operating expenses include a $9.7 million charge in 2003 relating to a litigation claim which involved certain annuity products. The increase in other operating expenses, excluding this litigation claim, is due to the overall increase in annuity business and the allocation of corporate expenses to this line of business due to the increased sales.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, the Company also has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Most of the income from the Company's subsidiaries is from a life interest in a trust. Gross income distributions from the trust totaled $3.7 million in 2003 and 2002, and $3.8 million in 2001, respectively.

The Company acquired a nursing home facility, which opened in late July, 2000 and is operated by an affiliated limited partnership, whose financial operating results are consolidated with those of the Company. Daily operations and management of the nursing home are performed by an experienced management company through a contract with the limited partnership. Nursing home operations generated $0.9 million, $0.7 million, and $0.4 million of operating earnings in 2003, 2002, and 2001, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the careful handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of December 31, 2003 and 2002. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.
	2003		2002

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Debt securities	$4,190,253	90.8	$3,183,546	88.0
Mortgage loans	152,035	3.3	168,634	4.7
Policy loans	89,757	2.0	92,714	2.6
Index options	44,849	1.0	5,209	0.1
Real estate	20,187	0.4	21,798	0.6
Equity securities	18,177	0.4	16,973	0.5
Other	97,935	2.1	128,734	3.5

Totals	$4,613,193	100.0	$3,617,608	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations ("CMOs"). As of December 31, 2003 and 2002, the Company's debt securities portfolio consisted of the following:
	2003		2002

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Corporate	$1,876,984	44.8	$1,574,448	49.5
Mortgage-backed securities	1,239,784	29.6	802,142	25.2
Public utilities	551,511	13.2	457,588	14.4
Asset-backed securities	222,351	5.3	236,158	7.4
U.S. government/agencies	208,799	5.0	30,610	0.9
Foreign governments	52,214	1.2	57,718	1.8
States & political subdivisions	38,610	0.9	24,882	0.8

Totals	$4,190,253	100.0	$3,183,546	100.0

The Company's investment guidelines prescribe limitations as a percent of the total investment portfolio by type of security and all holdings were within these threshold limits at December 31, 2003 and 2002. During 2003, the Company expanded its holdings of U.S. government and private mortgage-backed securities given attractive yields and spreads. Because the Company's holdings of mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing primarily in collateralized mortgage obligations, which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I ("PAC I") and sequential tranches are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks.

This emphasis is reflected in the high average credit rating of the Company's portfolio. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P®.
	2003		2002

	Amount	%	Amount	%

	(In thousands)		(In thousands)

AAA and U.S. government	$1,682,168	40.1	$1,089,735	34.2
AA	79,629	1.9	126,444	4.0
A	1,141,831	27.3	951,295	29.9
BBB	1,077,690	25.7	843,192	26.5
BB and other below investment grade	208,935	5.0	172,880	5.4

Totals	$4,190,253	100.0	$3,183,546	100.0

National Western does not purchase below investment grade securities. Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities. During 2003, the Company's percentage of below investment grade securities decreased from 4.8% to 4.5% as of December 31, 2002 and 2003, respectively. Fair value of such securities improved significantly from $168.1 million up to $208.7 million as of December 31, 2002 and 2003. The Company's holdings of below investment grade securities is a relatively small percentage of total invested assets. These holdings are summarized below.
	Below Investment Grade Debt Securities

				% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets

	(In thousands except percentages)

December 31, 2003	$205,124	208,935	208,674	4.5%

December 31, 2002	$210,301	172,880	168,085	4.8%

The investment environment improved during 2003 compared to 2002. The market showed signs of improvement which was reflected in several industries that were experiencing problems during 2002, such as the airline, energy and telecommunications industries. These industries all showed marked improvement in fair values from 2002 to 2003. The Company is closely monitoring developments in these industries that would affect security valuations. Holdings in below investment grade securities by category as of December 31, 2003 are summarized below, including 2002 fair values for comparison.
Below Investment Grade Debt Securities

	Amortized	Carrying	Fair	Fair
	Cost	Value	Value	Value
Category	2003	2003	2003	2002

Utilities/Energy	$54,387	54,880	55,818	39,041
Manufacturing	51,858	52,696	52,696	43,237
Retail	29,317	30,694	30,694	27,595
Transportation	22,606	22,785	21,490	15,467
Healthcare	14,974	15,520	15,520	14,280
CBOs/Asset-backed	14,325	15,677	15,641	14,180
Telecommunications	9,988	9,700	9,700	7,109
Other	7,669	6,983	7,115	6,753

Totals
	$205,124	208,935	208,674	167,662

Generally accepted accounting principles require that investments in debt securities be written down to fair value when declines in value are judged to be other than temporary. Since quoted market prices are readily available and understood by investors and creditors, they are the mandated source for fair value estimation when available. In some instances, quoted market prices may not be available for securities that have limited buyer demand. When the quoted market price is not available other valuation techniques such as discounted cash flow analysis and fundamental analysis may be used. Although the Company is required to write down securities deemed to be impaired on an other than temporary basis to quoted market prices, the estimated ultimate recovery value of the impaired security is often anticipated to be an amount in excess of the quoted market price. This is due to the influence that "distressed bond" traders may have in depressing market prices in order to generate a yield commensurate with the investment risk of such securities. Consequently, financial results can significantly vary from period to period for securities written down to quoted market prices which may be subsequently redeemed at levels consistent with expected recovery value.

As part of its normal assessment of other than temporary impairments of investments, the Company determined during 2003 and 2002 that it held investments in several issuers whose decline in value was considered other than temporary and these holdings were written down to fair value and included as realized losses on investments as follows:
	2003	2003	2002
	Par Holdings	Writedown	Writedown

	(In thousands)
Issuer:
AMR	$4,000	3,100	-
BEA CBO	4,960	2,129	-
Nomura CBO	3,601	1,051	-
Lukens	15,300	765	-
Northstar CBO	6,644	121	224
Rhyno CBO	5,000	34	3,501
WorldCom	-	-	9,631
United Airlines	5,000	-	4,000

Totals	$44,505	7,200	17,356

The decrease in impairment writedowns in 2003 compared to prior years reflects the improved standing of the Company's investment portfolio. The Company is closely monitoring its other below investment grade holdings by reviewing investment performance indicators including information such as issuer operating performance, debt ratings, analyst reports and other economic factors that may affect these specific investments. While additional losses are not currently anticipated based on the existing status and condition of these securities, continued credit deterioration of some securities is possible, which may result in further writedowns.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination as to which category based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at December 31, 2003, approximately 32% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.
	Fair	Amortized	Unrealized
	Value	Cost	Gains

	(In thousands)
Securities held to maturity:
Debt securities	$2,924,347	2,821,016	103,331
Securities available for sale:
Debt securities	1,369,237	1,311,437	57,800
Equity securities	18,177	11,292	6,885

Totals	$4,311,761	4,143,745	168,016

In conjunction with the required implementation of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, during 2001 the Company was permitted to reclassify securities previously included as held to maturity to available for sale with an aggregate amortized cost of $294 million. The net unrealized losses on the transferred securities totaled $5.1 million, after the effects of deferred taxes and deferred policy acquisition costs. This adjustment was reflected in the Company's consolidated financial statements in other comprehensive income as part of the cumulative effect of a change in accounting principle as of January 1, 2001.

As part of an evaluation of its entire portfolio in 2001, the Company made the determination to transfer debt securities with fair values totaling $112 million from securities available for sale to securities held to maturity as of January 1, 2001. In accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the transfers were recorded at fair value, and the unrealized holding loss totaling $0.6 million at the date of transfer, net of the effects of deferred taxes and deferred policy acquisition costs, was reported in accumulated other comprehensive income and is being amortized over the remaining lives of the securities. The transfer of securities from available for sale to held to maturity had no effect on the net earnings of the Company in 2001.

During 2003, the Company transferred securities with an amortized cost of $12.8 million from held to maturity to available for sale due to credit deterioration resulting in $96,000 of net unrealized gains reported as a separate component in accumulated other comprehensive income.

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

The Company requires a minimum specified yield on mortgage loan investments. In the loan interest rate environment of the past few years, fewer loan opportunities have been available which met the Company's required rate of return. As a result, the Company's portfolio has declined.

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

The Company held net investments in mortgage loans totaling $152.0 million and $168.6 million at December 31, 2003 and 2002, respectively. The diversification of the portfolio by geographic region and by property type was as follows:
	2003		2002

Geographic Region:	Amount	%	Amount	%

	(In thousands)		(In thousands)

West South Central	$83,363	54.8	$93,281	55.3
Mountain	33,772	22.2	36,711	21.8
Pacific	16,432	10.8	17,768	10.5
South Atlantic	6,125	4.0	6,334	3.8
East South Central	4,921	3.3	7,027	4.2
All other	7,422	4.9	7,513	4.4

Totals	$152,035	100.0	$168,634	100.0

	2003		2002

Property Type:	Amount	%	Amount	%

	(In thousands)		(In thousands)

Retail	$115,984	76.3	$119,018	70.6
Office	27,165	17.9	31,145	18.5
Land/Lots	7,100	4.7	7,322	4.3
Hotel/Motel	827	0.5	9,993	5.9
Apartment	756	0.5	779	0.5
All other	203	0.1	377	0.2

Totals	$152,035	100.00	$168,634	100.0

The Company does not recognize interest income on loans past due six months or more. At December 31, 2002 the Company had mortgage loan principal balances past due six months or more of $6.9 million, and there were none as of December 31, 2003. Interest income not recognized for past due loans totaled approximately $0.3 million and $0.2 million during 2002 and 2001, respectively; there were none in 2003.

The Company currently holds one mortgage loan totaling $11.8 million which is collateralized by property of Fleming Companies, Inc. On April 1, 2003, Fleming Companies, Inc. filed for bankruptcy protection. This loan is considered impaired at December 31, 2003 and the Company has initiated foreclosure proceedings. The value of the loan has not been written down as the appraised value of the underlying real estate is well in excess of the loan amount outstanding at year end.

The contractual maturities of mortgage loan principal balances at December 31, 2003 are as follows:
Principal
Due

(In thousands)

Due in one year or less	$7,796
Due after one year through five years	36,981
Due after five years through ten years	93,854
Due after ten years through fifteen years	14,913
Due after fifteen years	48

Total	$153,592

As of December 31, 2003 and 2002, the allowance for possible losses on mortgage loans was $0.7 million. Management believes that the allowance for possible losses is adequate. While the Company closely manages its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

The Company's real estate investments totaled approximately $20.2 million and $21.8 million at December 31, 2003 and 2002, respectively, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of the Company. The Company recognized operating income on these properties of approximately $1.8 million, $1.5 million, and $0.8 million for the years ended December 31, 2003, 2002, and 2001, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment losses of $72,000, $200,000, and $25,000 in 2003, 2002, and 2001, respectively, associated with these properties.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.
	December 31,

	2003	2002

	(In thousands except percentages)

Debt securities - fair value	$4,293,584	3,324,891
Debt securities - amortized cost	$4,132,453	3,168,646
Fair value as a percentage of amortized cost	103.90%	104.93%
Unrealized gains at year-end	$161,131	156,245
Ten-year U.S. Treasury bond - increase (decrease)
in yield for the year	0.4%	(1.2)%

	Unrealized Gains (Losses)

	At	At	Unrealized
	December 31,	December 31,	Gains (Losses)
	2003	2002	During 2003

	(In thousands)

Debt securities held to maturity	$103,331	141,345	(38,014)
Debt securities available for sale	57,800	14,900	42,900

Totals	$161,131	156,245	4,886

Changes in interest rates typically have a significant impact on the fair values of the Company's debt securities. Market interest rates of the ten-year U.S. Treasury bond increased approximately 40 basis points from year-end 2002 causing a slight change in unrealized gains of $4.9 million on a portfolio of approximately $4 billion. The Company would expect similar results in the future from any significant upward or downward movement in market rates. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's financial results.

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
	Fair Values of Assets

	Changes in Interest Rates in Basis Points
	-100	0	+ 100	+ 200	+ 300

	(In thousands)

Debt and equity securities	$4,519,419	4,311,761	4,091,377	3,872,170	3,663,038
Mortgage loans	167,392	161,717	155,357	148,342	143,760
Policy loans	122,466	114,187	106,771	100,101	94,079
Other loans	26,473	25,529	24,638	23,796	22,998
Index options	44,277	44,849	45,424	45,994	46,562

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

Mortgage and other loans were modeled by discounting scheduled cash flows through the scheduled maturities of the loans, starting with interest rates currently being offered for similar loans to borrowers with similar credit ratings. Policy loans were modeled by discounting estimated cash flows using U.S. Treasury Bill interest rates as the base rates at December 31, 2003. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts and incorporate both Company experience and mortality assumptions associated with such contracts.

In addition to the securities analyzed above, the Company invests in index options which are derivative financial instruments used to hedge the equity return component of the Company's equity-indexed annuity and life products. The values of these options are primarily impacted by equity price risk, as the options' fair values are dependent on the performance of the S&P 500® Composite Stock Price Index ("S&P 500 Index®"). However, increases or decreases in investment returns from these options are substantially offset by corresponding increases or decreases in amounts paid to equity-indexed policyholders, subject to minimum guaranteed policy interest rates.

The Company's market risk liabilities, which include policy liabilities for annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described. As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of a 100 basis point decrease and increases in increments of 100 basis points in the U.S. Treasury yield curve as of December 31, 2003. The potential impact on net earnings from these interest rate changes are summarized below.
	Changes in Interest Rates in Basis Points

	-100	+100	+200	+300

	(In thousands)

Impact on Net Earnings	$(296)	243	413	701

These estimated impacts in earnings are net of tax effects and the estimated effects of deferred policy acquisition costs.

The above-described scenarios produce estimated changes in cash flows as well as cash flow reinvestment projections. Estimated cash flows in the Company's model assume cash flow reinvestments which are representative of the Company's current investment strategy. Calls and prepayments include scheduled maturities and those expected to occur which would benefit the security issuers. Assumed policy surrenders consider differences and relationships between credited interest rates and market interest rates as well as surrender charges on individual policies. The impact to earnings also includes the expected effects on amortization of deferred policy acquisition costs. The model considers only annuity and supplemental contracts in force at December 31, 2003, and does not consider new product sales or the possible impact of interest rate changes on sales.

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

A primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. The Company includes provisions within its annuity and universal life insurance policies, such as surrender and market value adjustment charges, that help limit and discourage early withdrawals. Cash flow projections and cash flow tests under various market interest rate scenarios are also performed to assist in evaluating liquidity needs and adequacy. The Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $69 million, $127 million, and $142 million in 2003, 2002, and 2001, respectively. Operating cash flows are lower in 2003 due to increased commission payments on annuity deposits which are included in financing activities on the cash flow statement. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $668 million, $349 million, and $162 million in 2003, 2002, and 2001, respectively. Cash flows from security maturities, redemptions, and prepayments were significantly higher in 2003 and 2002 than reported in 2001 due to the continual decline in interest rates. These cash flow items could be reduced if interest rates rise in 2004. Net cash flows from the Company's universal life and annuity deposit product operations totaled inflows of $839 million and $142 million in 2003 and 2002 and a $53 million outflow for 2001, respectively. The net inflows are expected to continue in 2004.

Capital Resources

The Company relies on the accumulated earnings in stockholders' equity for its capital resources as it has no long-term debt outstanding and does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 2004.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

It is not Company practice to enter into off-balance sheet arrangements nor is it Company policy to issue guarantees to third parties, other than in the normal course of issuing insurance contracts. Commitments related to insurance products sold are reflected as liabilities for future policy benefits. Insurance contracts guarantee certain performances by the Company.

Insurance reserves are the means by which life insurance companies determine the liabilities that must be established to assure that future policy benefits are provided for and can be paid. These reserves are required by law and based upon standard actuarial methodologies to ensure fulfillment of commitments guaranteed to policyholders and their beneficiaries, even though the obligations may not be due for many years. Refer to Note (1) in the Notes to Consolidated Financial Statements for a discussion of reserving methods.

The table below summarizes future estimated cash payments under existing contractual obligations.
	Payment due by Period

		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years

	(In thousands)

Long-term debt obligations	$-	-	-	-	-
Capital lease obligations	-	-	-	-	-
Operating lease obligations (1)	4,756	797	1,634	1,458	867
Purchase obligations	-	-	-	-	-
Other long-term liabilities reflected
on the registrant's balance sheet
under GAAP (2)	314,040	62,110	112,939	32,258	106,733

Total	$318,796	62,907	114,573	33,716	107,600

(1)  Refer to Note 9 in the Notes to Consolidated Financial Statements relating to Company leases.
(2)  Other long-term liabilities includes obligations that are reported within the Company's reserve liabilities that reflect determinable pay out patterns related to immediate annuities. The above amounts are undiscounted whereas the amounts included in future policy benefit liabilities are discounted in accordance with GAAP.

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING STANDARDS

Critical Accounting Policies

Accounting policies discussed below are those considered critical to an understanding of the Company's financial statements.

Impairment of Investment Securities. The Company's accounting policy requires that a decline in the value of a security below its amortized cost basis be evaluated to determine if the decline is other than temporary. The primary factors considered in evaluating whether a decline in value for fixed income and equity securities is other than temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial conditions and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated principal and interest payments, and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery. In addition, certain securitized financial assets with contractual cash flows are evaluated periodically by the Company to update the estimated cash flows over the life of the security. If the Company determines that the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the previous estimate, then an other than temporary impairment charge is recognized. When a security is deemed to be impaired a charge is recorded as net realized losses equal to the difference between the fair value and amortized cost basis of the security. Once an impairment charge has been recorded, the fair value of the impaired investment becomes its new cost basis and the Company continues to review the other than temporarily impaired security for appropriate valuation on an ongoing basis. Under Generally Accepted Accounting Principles, the Company is not permitted to increase the basis of impaired securities for subsequent recoveries in value.

Deferred Acquisition Costs ("DAC").  The Company is required to defer certain policy acquisition costs and amortize them over future periods. These costs include commissions and certain other expenses that vary with and are primarily associated with acquiring new business. The deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs. The DAC asset balance is subsequently charged to income over the lives of the underlying contracts in relation to the anticipated emergence of revenue or profits. Actual revenue or profits can vary from Company estimates resulting in increases or decreases in the rate of amortization. The Company regularly evaluates to determine if actual experience or other evidence suggests that earlier estimates should be revised. Assumptions considered significant include surrender and lapse rates, mortality, expense levels, investment performance, and estimated interest spread. Should actual experience dictate that the Company change its assumptions regarding the emergence of future revenues or profits (commonly referred to as "unlocking"), the Company would record a charge or credit to bring its DAC balance to the level it would have been if using the new assumptions from the inception date of each policy.

DAC is also subject to periodic recoverability and loss recognition testing. These tests ensure that the present value of future contract-related cash flows will support the capitalized DAC balance to be amortized in the future. The present value of these cash flows, less the benefit reserve, is compared with the unamortized DAC balance and if the DAC balance is greater, the deficiency is charged to expense as a component of amortization and the asset balance is reduced to the recoverable amount. For more information about accounting for DAC see Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

Future Policy Benefits.  Because of the long-term nature of insurance contracts, the Company is liable for policy benefit payments many years into the future. The liability for future policy benefits represents estimates of the present value of the Company's expected benefit payments, net of the related present value of future net premium collections. For traditional life insurance contracts, this is determined by standard actuarial procedures, using assumptions as to mortality (life expectancy), morbidity (health expectancy), persistency, and interest rates, which are based on the Company's experience with similar products. The assumptions used are those considered to be appropriate at the time the policies are issued. An additional provision is made on most products to allow for possible adverse deviation from the assumptions assumed. For universal life and annuity products, the Company's liability is the amount of the contract's account balance. Account balances are also subject to minimum liability calculations as a result of minimum guaranteed interest rates in the policies. While management and company actuaries have used their best judgment in determining the assumptions and in calculating the liability for future policy benefits, there is no assurance that the estimate of the liabilities reflected in the financial statements represents the Company's ultimate obligation. In addition, significantly different assumptions could result in materially different reported amounts. A discussion of the assumptions used to calculate the liability for future policy benefits is reported in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

Revenue Recognition.  Premium income for the Company's traditional life insurance contracts is generally recognized as the premium becomes due from policyholders. For annuity and universal life contracts, the amounts collected from policyholders are considered deposits and are not included in revenue. For these contracts, fee income consists of policy charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders' account balances which are recognized in the period the services are provided.

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

Pension Plans.  The Company sponsors a qualified defined benefit pension plan covering substantially all full-time employees and a nonqualified defined benefit plan primarily for senior officers. In accordance with prescribed accounting standards, the Company annually reviews its pension benefit plan assumptions which include the discount rate, the expected long-term rate of return on plan assets, and the compensation increase rate.

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

Recently Issued Accounting Standards

SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure was issued December 2002 and is effective for fiscal years ending after December 15, 2002. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company did implement the accounting provisions of SFAS No. 148 in the first quarter of 2003 and did not report a material effect on the Company's consolidated financial statements.

FASB Interpretation No. 46 ("FIN" 46) Consolidation of Variable Interest Entities was issued January 2003; in December 2003, the FASB issued Revised Interpretation No. 46, ("FIN" 46R). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation. FIN 46R clarifies how to identify a variable interest entity ("VIE") and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements. A company that absorbs a majority of a VIE's expected losses, receives a majority of a VIE's expected residual returns, or both, is the primary beneficiary and is required to consolidate the VIE into its financial statements. FIN 46R also requires disclosure of certain information where the reporting company is the primary beneficiary or holds a significant variable interest in a VIE (but is not the primary beneficiary). FIN 46R is effective for public companies that have interests in VIEs or potential VIEs that are special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required for periods ending after March 15, 2004. The Company has adopted FIN 46R and does not have any special purpose entities and will apply the provisions of FIN 46R to all VIE entities in the first quarter of 2004. The adoption of FIN 46R is not expected to have a significant impact, if any, to the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's consolidated financial statements.

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"). SOP 03-1 provides guidance relating to the reporting by insurance enterprises for certain contracts and insurance specific accounting issues. This SOP is effective for financial statements for fiscal years beginning after December 15, 2003. One aspect of this SOP relates to sales inducements for investment or universal life-type contracts which are to be recognized as part of the liability for future policy benefits and deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs. The Company currently defers these sales inducement costs in a manner consistent with the requirements of the SOP 03-1. Another aspect of this SOP relates to the reserving method for two-tier annuity products which the Company issued from 1984 until 1992. The Company plans to adopt this new reserving method in the first quarter of 2004. The implementation of this SOP relating to the Company's two-tier block of business is expected to have a material and positive impact on the Company's net earnings by an amount ranging between $40 million and $80 million, net of taxes. For a discussion of recently issued accounting pronouncements, see Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The information called for by Item 7A is set forth in the Investments section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Attachment A, Index to Financial Statements and Schedules, on page __.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in auditors or disagreement with auditors which are reportable pursuant to Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

The following information as of January 31, 2004, is furnished with respect to each director. All terms expire in June of 2004.
	Principal Occupation During Last Five	First
Name of Director	Years and Directorships	Elected	Age

Robert L. Moody	Chairman of the Board and Chief Executive	1963	68
(1) (3)	Officer of the Company

Ross R. Moody	President and Chief Operating Officer of the	1981	41
(1) (3)	Company

Arthur O. Dummer	President, The Donner Company,	1980	70
(1) (2) (3)	Salt Lake City, Utah

Harry L. Edwards	Retired; Former President and Chief	1969	82
	Operating Officer of the Company,
	Austin, Texas

E. Douglas McLeod	Director of Development, The Moody	1979	62
	Foundation, Galveston, Texas

Charles D. Milos	Senior Vice President of the Company	1981	58
(1) (3)

Frances A. Moody	Executive Director,	1990	34
	The Moody Foundation,
	Dallas, Texas

Russell S. Moody	Investments, League City, Texas	1988	42

Louis E. Pauls, Jr.	President, Louis Pauls & Company;	1971	68
(2)	Investments, Galveston, Texas

E. J. Pederson	Executive Vice President,	1992	56
(2)	The University of Texas
	Medical Branch, Galveston, Texas

(1)  Member of Executive Committee; (2) Member of Audit Committee; (3) Member of Investment Committee.

Identification of Executive Officers

The following is a list of the Company's executive officers, their ages, and their positions and offices as of January 31, 2004.
Name of Officer	Age	Position (Year elected to position)

Robert L. Moody	68	Chairman of the Board and Chief Executive
		Officer (1963-1968, 1971-1980, 1981), Director

Ross R. Moody	41	President and Chief Operating Officer (1992), Director

Jay C. Bugg	48	Senior Vice President - Chief Marketing Officer (2002)

Richard M. Edwards	51	Senior Vice President - International Marketing (1990)

Paul D. Facey	52	Senior Vice President - Chief Actuary (1992)

Charles D. Milos	58	Senior Vice President - Mortgage Loan and Real Estate (2003), Director

James P. Payne	59	Senior Vice President - Secretary (1998)

Brian M. Pribyl	45	Senior Vice President - Chief Financial & Administrative
		Officer and Treasurer (2001)

Patricia L. Scheuer	52	Senior Vice President - Chief Investment Officer (1992)

There are no arrangements or understandings pursuant to which any officer was elected. All officers hold office for a term of one year or until their successors are elected and qualified, unless otherwise specified by the Board of Directors.

Identification of Certain Significant Employees

In addition to the Executive Officers identified above the Company considers James R. Naiser to be a significant employee. Mr. Naiser was a Senior Programmer Analyst with Electronic Data Systems from 1967 to 1972 and a Senior Systems Analyst with TCC, Inc., from 1972 to 1977. He joined the Company in 1977 as a programmer, was made an Assistant Vice President in 1980, Vice President in 1984, and was promoted to his current position of Vice President-Chief Information Officer effective August 25, 2003.

Family Relationships

Robert L. Moody is the father of Frances A. Moody, Ross R. Moody, and Russell S. Moody, and the brother-in-law of E. Douglas McLeod. Harry L. Edwards is the father of Richard M. Edwards.

Business Experience

All of the Executive officers listed above have served in various executive capacities with the Company for more than five years, with the exception of the following:

Mr. Pribyl was an audit manager for Price Waterhouse from 1983 to 1990. He was Executive Vice President-Chief Financial Officer, Treasurer & Secretary of Interstate Assurance Company from July, 1990 until April, 2001.

Mr. Bugg was Vice President-Sales of Southland Life from 1986 to 1994; Vice President-Sales of Jefferson Pilot Financial from 1994 to 1998; and Managing Director of Allmerica Financial from 1998 to 2001. He joined the Company in 2001 as a Marketing Vice President and was promoted to the position shown during 2002.

Involvement in Certain Legal Proceedings

During the past five years there have been no criminal proceedings, judgments, injunctions or bankruptcy petitions material to an evaluation of the ability or integrity of any of the Company's directors or executive officers.

Audit Committee Financial Expert

The Company has at least one person that it believes is qualified to be the Audit Committee Financial Expert. However, the Company has not designated anyone as an Audit Committee Financial Expert at this time as the Company's Board of Directors has concluded that the ability of the Audit Committee to perform its duties would not be impaired by the failure to designate one of the committee members as an 'Audit Committee Financial Expert' if it's members otherwise satisfied the NASDAQ standards and rules and regulations of the SEC.

Identification of Audit Committee

The Audit Committee of the Board of Directors consists of three non-employee directors named below. The committee is primarily responsible for oversight of the Company's financial statements and controls; assessing and ensuring the independence, qualifications and performance of the independent auditors; approving the independent auditors services and fees; reviewing the Company's financial risk assessment process, and ethical, legal and regulatory compliance programs; and reviewing and approving the annual audited financial statements for the Company before issuance.
Audit Committee Members:
Louis E. Pauls, Jr., Chairman
Arthur O. Dummer
E. J. Pederson

Code of Ethics

The Company has adopted a Code of Ethics and Conduct for all directors, officers, and employees. This Code is intended to comply with the requirement of the Federal Securities Laws and the requirements of NASDAQ. The Code of Ethics and Conduct has been posted to the Company's website at www.nationalwesternlife.com and is available upon request

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table
			Annual Compensation

					Other Annual	Long Term	All Other
	Name and		Salary	Bonus	Compensation	Compensation	Compensation
	Principal Position	Year	(A)	(B)	(C)	(D)	(E)

1	Robert L. Moody	2003	$1,390,453	$-	$90,152	-	$530,517
	Chairman of the Board	2002	1,336,385	-	-	-	485,860
	and Chief Executive Officer	2001	1,282,663	-	-	12,500	470,305

2	Ross R. Moody	2003	500,619	45,432	-	-	31,558
	President and Chief	2002	479,015	-	-	-	47,913
	Operating Officer	2001	461,238	15,000	-	11,500	28,385

3	Jay C. Bugg	2003	183,431	364,667	-	-	24,094
	Senior Vice President -	2002	125,638	118,500	-	-	11,307
	Chief Marketing Officer	2001	53,576	76,669	-	-	25,293

4	Richard M. Edwards	2003	180,616	147,293	-	-	17,847
	Senior Vice President -	2002	179,047	177,161	-	-	21,348
	International Marketing	2001	174,402	77,738	-	1,300	15,112

5	Brian M. Pribyl	2003	207,310	36,419	-	-	13,500
	Senior Vice President -	2002	192,304	24,192	-	-	12,709
	Chief Financial and	2001	116,904	15,000	-	1,400	70,304
	Administrative Officer
	and Treasurer

Notes to Summary Compensation Table:

(A) Salary includes directors' fees from National Western Life Insurance Company and its subsidiaries.

(B) Bonuses include employment and performance related bonuses which are occasionally granted.

(C) Other annual compensation in 2003 includes claims paid by the Company's Group Excess Benefit Plan on the behalf of Robert L. Moody, totaling $90,152.

(D) Represents number of securities underlying stock options granted under the National Western Life Insurance Company 1995 Stock and Incentive Plan.

(E) All other compensation includes primarily employer contributions made to the Company's 401(k) Plan and Non-Qualified Deferred Compensation Plan on behalf of the employee. In addition, this item also includes taxable income for Robert L. Moody of approximately $503,000, $459,000, and $396,000 in 2003, 2002, and 2001, respectively, related to life insurance benefits under policies owned by the Company on Mr. Moody's life which have been assigned to Mr. Moody by the Company. Further included are various expense allowances for Ross R. Moody in 2002 of approximately $19,000, reimbursement of moving expenses and related payroll taxes to Jay C. Bugg and Brian M. Pribyl in 2001 of approximately $25,000 and $63,078, respectively, and payment of payroll taxes on benefits in 2001 for Robert L. Moody of approximately $48,000.

Option/SAR Grants Table

During 1995 the Company adopted the National Western Life Insurance Company 1995 Stock and Incentive Plan ("the Plan"). The purpose of the Plan is to align the personal financial incentives of key personnel with the long-term growth of the Company and the interests of the Company's stockholders through the ownership and performance of the Company's Class A, $1.00 par value, common stock, to enhance the Company's ability to retain key personnel, and to attract outstanding prospective employees and directors. The Plan was effective as of April 21, 1995, and will terminate on April 20, 2005, unless terminated earlier by the Board of Directors. The number of shares of Class A, $1.00 par value, common stock which may be issued under the Plan, or as to which stock appreciation rights or other awards may be granted, may not exceed 300,000. These shares may be authorized and unissued shares or treasury shares.

All of the employees of the Company and its subsidiaries are eligible to participate in the Plan. In addition, directors of the Company, other than Compensation and Stock Option Committee members, are eligible for restricted stock awards, incentive awards, and performance awards.

Nonqualified stock options were not issued in 2003 and 2002. The Committee approved the issuance of nonqualified stock options to selected officers of the Company during 2001 totaling 44,043. Additionally, during 2001 the Committee granted 10,000 nonqualified, nondiscretionary stock options to Company directors. The directors' stock options vest 20% annually following one full year of service to the Company from the date of grant. The officers' stock options vest 20% annually following three full years of service to the Company from the date of grant. The exercise prices of the stock options were set at the fair market values of the common stock on the dates of grant.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

Detailed below is stock option information for the Company's named executive officers for the year ended December 31, 2003.
			Number of
	Shares		Securities Underlying		Value of Unexercised
	Acquired		Unexercised Options		In-The-Money Options

	On	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

1 Robert L. Moody	3,000	$282,331	53,000	18,900	$4,839,415	$1,133,397

2 Ross R. Moody	4,228	317,793	13,900	15,800	903,877	928,496

3 Jay C. Bugg	-	-	-	-	-	-

4 Richard M. Edwards	5,200	162,664	-	2,600	-	151,870

5 Brian M. Pribyl	-	-	-	1,400	-	87,710

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

The Chairman of the Company, Robert L. Moody, is currently receiving in-service benefits from this plan. The benefit that Mr. Moody began receiving as of his normal retirement date pursuant to the plan was equal to (a) minus (b) minus (c) where:

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

The estimated annual benefits payable to the named executive officers upon retirement, at normal retirement age, or, in the case of Robert L. Moody, currently being paid, for the Company's defined benefit plans are as follows:
	Estimated Annual Benefits

	Qualified	Non-Qualified
	Defined	Defined
Name	Benefit Plan	Benefit Plan	Totals

1 Robert L. Moody	$140,609	663,203	803,812

2 Ross R. Moody	110,405	-	110,405

3 Jay C. Bugg	60,483	-	60,483

4 Richard M. Edwards	78,612	29,616	108,228

5 Brian M. Pribyl	69,477	-	69,477

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

Directors of the Company, other than Compensation and Stock Option Committee members, are eligible for restricted stock awards, incentive awards, and performance awards under the National Western Life Insurance Company 1995 Stock and Incentive Plan. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. No awards were granted in 2003.

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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Ross R. Moody, a named executive officer, had a bonus compensation agreement with the Company during 2003. The contract consisted of several components in which certain levels of Company performance related to life insurance premiums, annuity contract deposits, expense management, and overall profitability were required in order to earn the bonus. The compensation bonus related to this agreement will be paid in 2004.

Jay C. Bugg, also a named executive officer, had a bonus compensation agreement with the Company during 2003. The agreement consisted of several components in which certain levels of Company performance relating to life insurance and annuity contract persistency rates, life insurance premiums, annuity contract deposits, and related expenses were required in order to earn bonuses. Compensation bonuses paid to Mr. Bugg are disclosed in the summary compensation table of this item.

Richard M. Edwards, also a named executive officer, had a bonus compensation contract with the Company during 2003. The contract consisted of several components in which certain levels of Company performance relating to life insurance persistency rates, life insurance premiums, and related expenses were required in order to earn bonuses. Compensation bonuses paid to Mr. Edwards are disclosed in the summary compensation table of this item.

Brian M. Pribyl, also a named executive officer, had a bonus compensation agreement with the Company during 2003. The contract consisted of several components in which certain levels of Company performance related to life insurance premiums, annuity contract deposits, expense management, and overall profitability were required in order to earn the bonus. The compensation bonus related to this agreement will be paid in 2004.

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

Mr. Robert Moody, Mr. Ross Moody, and Mr. Charles Milos serve as directors and also serve as officers and employees of National Western Life Insurance Company. Mr. Ross Moody serves as an officer and director of the Company's wholly owned subsidiaries, The Westcap Corporation, NWL 806 Main, Inc., NWL Investments, Inc., NWL Properties, Inc., NWL Financial, Inc., NWL Services, Inc., Regent Care Limited Partner, Inc., and Regent Care Operations Limited Partner, Inc. Mr. Charles Milos serves as an officer and director of The Westcap Corporation, Regent Care General Partner, Inc., and Regent Care Operations General Partner, Inc. and as an officer of NWL 806 Main, Inc., NWL Investments, Inc., NWL Properties, Inc., NWL Financial, Inc., NWL Services, Inc., Regent Care Limited Partner, Inc., and Regent Care Operations Limited Partner, Inc. Mr. Robert Moody is an officer of NWL Services, Inc. and Regent Care Limited Partner, Inc. Mr. Harry Edwards serves as a director and was formerly an officer of National Western Life Insurance Company. Mr. Arthur Dummer is an officer and director of NWL Services, Inc., and Regent Care Operations General Partner, Inc., and a director of Regent Care General Partner, Inc. The Donner Company, 100% owned by Mr. Dummer was paid $59,000 in 2003 pursuant to an agreement between The Donner Company and a reinsurance intermediary relating to a reinsurance contract between the Company and certain life insurance reinsurers.

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

Performance Graph

The following graph compares the change in the Company's cumulative total stockholder return on its common stock with the NASDAQ - U.S. Companies Index and the NASDAQ Insurance Stock Index. The graph assumes that the value of the Company's common stock and each index was $100 at December 31, 1998, and that all dividends were reinvested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

Set forth below is certain financial information concerning persons who are known by the Company to own beneficially more than 5% of any class of the Company's common stock on December 31, 2003.
Name and Address	Title	Amount and Nature	Percent
of	of	of	of
Beneficial Owners	Class	Beneficial Ownership	Class

Robert L. Moody	Class A Common	1,159,096	34.63%
2302 Post Office Street, Suite 702	Class B Common	198,074	99.04%
Galveston, Texas

Westport Asset Management, Inc.	Class A Common	317,540	9.49%
253 Riverside Avenue
Westport, Connecticut

Tweedy Browne Company	Class A Common	286,923	8.57%
350 Park Avenue
New York, New York

FMR Corp.	Class A Common	243,717	7.28%
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

Security Ownership of Management

The following table sets forth as of December 31, 2003, information concerning the beneficial ownership of the Company's common stock by all directors, named executive officers, and all directors and executive officers of the Company as a group.
	Title		Percent
Directors	of	Amount and Nature of	of
and Officers	Class	Beneficial Ownership	Class

Directors and Named Executive Officers:
Robert L. Moody	Class A Common	1,159,096	34.63%
	Class B Common	198,074	99.04%

Ross R. Moody	Class A Common*	625.02%
	Class B Common*	482.24%

Charles D. Milos	Class A Common	528.02%
	Class B Common	-	-

Directors:
Arthur O. Dummer	Class A Common	310.01%
	Class B Common	-	-

Harry L. Edwards	Class A Common	20	-
	Class B Common	-	-

E. Douglas McLeod	Class A Common	10	-
	Class B Common	-	-

Frances A. Moody	Class A Common	1,850.06%
	Class A Common*	625.02%
	Class B Common*	482.24%

Russell S. Moody	Class A Common	1,850.06%
	Class A Common*	625.02%
	Class B Common*	482.24%

Louis E. Pauls, Jr.	Class A Common	10	-
	Class B Common	-	-

E. J. Pederson	Class A Common	100	-
	Class B Common	-	-

Named Executive Officers:
Jay C. Bugg	Class A Common	-	-
	Class B Common	-	-

Richard M. Edwards	Class A Common	-	-
	Class B Common	-	-

Brian M. Pribyl	Class A Common	-	-
	Class B Common	-	-

Directors and Executive	Class A Common	1,166,068	34.84%
Officers as a Group	Class B Common	199,520	99.76%

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

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Robert L. Moody, Jr. ("Mr. Moody, Jr.") is the son of Robert L. Moody, the Company's Chairman and Chief Executive Officer, and is the brother of Ross R. Moody, the Company's President and Chief Operating Officer, and of Russell S. Moody and Frances A. Moody who serve as directors of National Western. Mr. Moody, Jr. holds an agency marketing position as an employee of the Company. In addition, Mr. Moody, Jr. wholly owns an insurance marketing organization that maintains an agency contract with National Western pursuant to which agency commissions are paid in accordance with the Company's standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are paid in accordance with standard commission schedules. In 2003, commissions paid under these agency contracts aggregated $310,526. In conjunction with these agency contracts, Mr. Moody, Jr. may be eligible to attend Company sales conferences and functions based upon meeting published minimum levels of qualifying sales production. Mr. Moody, Jr. also serves as the agent of record for the Company's self-insured health plan and provides utilization review services to the plan through a wholly owned utilization review company. In 2003, amounts paid to Mr. Moody, Jr. pertaining to the Company's health plan approximated $26,000.

Arthur O. Dummer, a director of National Western, wholly owns The Donner Company. During 2003, The Donner Company was paid $59,000 pursuant to an agreement with a reinsurance intermediary relating to a reinsurance contract between the Company and certain life insurance reinsurers.

During 2003, management fees totaling $275,905 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to a downstream nursing home subsidiary of National Western. RMS is 1% owned by general partner RCC management Services, Inc. ("RCC"), and 99% owned by limited partner, Three R Trusts. RCC is 100% owned by the Three R Trusts. The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody). Charles D. Milos, Senior Vice President-Mortgage Loans and Real Estate, and Director of the Company, is a Director and Vice President of RCC. Ellen C. Otte, Assistant Secretary of the Company, is a Director and Secretary of RCC.

The Company holds a common stock investment of approximately 9.4% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2003. Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 98% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). The Company utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to the Company's defined benefit and contribution plans. Robert L. Moody serves as Chairman of the Board and Chief Executive Officer of MNB. The ultimate controlling person of MNB is the Three R Trusts. During 2003, fees totaling $146,886 were paid to MNB with respect to these services.

Indebtedness of Management

The Company held two mortgage loans during 2003 issued to Gal-Tex Hotel Corporation, which is owned 50.2% by the Libbie Shearn Moody Trust, 34% by The Moody Foundation, and 15.8% by Moody Endowment, a non-profit 501(c)(3) company. The Moody Foundation is a private charitable foundation governed by a Board of Trustees consisting of three members, two of which are Robert L. Moody and Ross R. Moody. These two loans were repaid during 2003.

NWL Services, Inc., a wholly owned subsidiary of the Company, is the beneficial owner of a life interest (1/8 share) in the trust estate of Libbie Shearn Moody. The trustee of this estate is MNB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees approved by the Audit Committee for fiscal years ended December 31, 2003 and 2002 by Deloitte & Touche LLP the Company's principal accounting firm.
	Fiscal Year Ended

	2003	2002

	(In thousands)

Financial statement audit fee	$151	147
Benefit plans audit fee	10	14
Tax Fees (a)	8	11

Total fees	$169	172

(a)  Primarily tax reviews and advice

The Audit Committee has considered whether performance of services other than audit services is compatible with maintaining the independence of Deloitte & Touche LLP.

Audit Fees Pre-approval Policy

In 2003, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided by the independent auditor to the Company. The policy requires that all services the Company's independent auditor may provide to the Company, including audit services and permitted audit-related and non-auditor services, be pre-approved by the Committee. The Committee approved all audit and non-audit services provided by Deloitte & Touche LLP during 2003.

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

Seventh Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective August 7, 1998 (incorporated by reference to Exhibit 10(s) to the Company's Form 10-K for the year ended December 31, 2000).

Exhibit 10(t)	-

Bonus Agreement by and between National Western Life Insurance Company and Richard M. Edwards effective May 30, 2000 (incorporated by reference to Exhibit 10(t) to the Company's Form 10-K for the year ended December 31, 2000).

Exhibit 10(u)	-

Eighth Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective December 1, 2000 (incorporated by reference to Exhibit 10(u) to the Company's Form 10-K for the year ended December 31, 2000).

Exhibit 10(v)	-

Fourth Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective December 1, 2000 (incorporated by reference to Exhibit 10(v) to the Company's Form 10-K for the year ended December 31, 2000).

Exhibit 10(w)	-

Second Amendment to the National Western Life Insurance Company 1995 Stock and Incentive Plan (incorporated by reference to Exhibit 10(w) to the Company's Form 10-Q for the quarter ended September 30, 2001).

Exhibit 10(x)	-

Bonus Agreement by and between National Western Life Insurance Company and Richard M. Edwards effective June 1, 2001 (incorporated by reference to Exhibit 10(x) to the Company's Form 10-Q for the quarter ended September 30, 2001).

Exhibit 10(y)	-	Employment letter to Rodney K. Foster, dated December 28, 2000 (incorporated by reference to Exhibit 10(y) to the Company's Form 10-K for the year ended December 31, 2001).

Exhibit 10(z)	-

Fifth Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective January 1, 2001 (incorporated by reference to Exhibit 10(z) to the Company's Form 10-K for the year ended December 31, 2001).

Exhibit 10(aa)	-	Employment letter to Brian M. Pribyl, dated March 23, 2001 (incorporated by reference to Exhibit 10(aa) to the Company's Form 10-K for the year ended December 31, 2001).

Exhibit 10(ab)	-

Employee Retirement Agreement, with exhibits, by and between National Western Life Insurance Company and Robert L. Busby, III, executed April 19, 2001 (incorporated by reference to Exhibit 10(ab) to the Company's Form 10-K for the year ended December 31, 2001).

Exhibit 10(ac)	-

Modification of Employee Retirement Agreement by and between National Western Life Insurance Company and Robert L. Busby, III, executed on January 23, 2002 (incorporated by reference to Exhibit 10(ac) to the Company's Form 10-K for the year ended December 31, 2001).

Exhibit 10(ad)	-

Supplement to exchange agreement by and between National Western Life Insurance Company and Alternative Benefit Management, Inc., executed on April 12, 2002 (incorporated by reference to Exhibit 10(ad) to the Company's Form 10-Q for the quarter ended September 30, 2002).

Exhibit 10(ae)	-

Sixth Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective August 23, 2002 (incorporated by reference to Exhibit 10(ae) to the Company's Form 10-Q for the quarter ended September 30, 2002).

Exhibit 10(af)	-

Seventh Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective October 18, 2002 (incorporated by reference to Exhibit 10(af) to the Company's Form 10-Q for the quarter ended September 30, 2002).

Exhibit 10(ag)	-

Bonus program by and between National Western Life Insurance Company and Domestic Marketing officers of National Western Life Insurance Company for the year ending December 31, 2002 (incorporated by reference to Exhibit 10(ag) to the Company's Form 10-Q for the quarter ended September 30, 2002).

Exhibit 10(ah)	-

Bonus program by and between National Western Life Insurance Company and International Marketing Officers of National Western Life Insurance Company for the year ending December 31, 2002 (incorporated by reference to Exhibit 10(ah) to the Company's Form 10-Q for the quarter ended September 30, 2002).

Exhibit 10(ai)	-

Eighth Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective January 1, 2003 (incorporated by reference to Exhibit 10(ai) to the Company's Form 10-K for the year ended December 31, 2002).

Exhibit 10(aj)	-

Bonus program by and between National Western Life Insurance Company and Domestic Marketing officers of National Western Life Insurance Company for the year ending December 31, 2003 (incorporated by reference to Exhibit 10(aj) to the Company's Form 10-Q for the quarter ended March 31, 2003).

Exhibit 10(ak)	-

Bonus program by and between National Western Life Insurance Company and International Marketing Officers of National Western Life Insurance Company for the year ending December 31, 2003 (incorporated by reference to Exhibit 10(ak) to the Company's Form 10-Q for the quarter ended March 31, 2003).

Exhibit 10(al)	-

Bonus program by and between National Western Life Insurance Company and certain Executive Officers of National Western Life Insurance Company for the year ending December 31, 2003 (incorporated by reference to Exhibit 10(al) to the Company's Form 10-Q for the quarter ended June 30, 2003).

Exhibit 10(am)	-	Ninth amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective November 1, 2003.

Exhibit 10(an)	-	Ninth amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective December 5, 2003.

Exhibit 21	-	Subsidiaries of the Registrant.

Exhibit 23(a)	-	Consent of Deloitte & Touche LLP, for the years ended December 31, 2003, 2002, and 2001.

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On November 7, 2003, the Company filed a Current Report on Form 8-K dated November 7, 2003 under Items 7 and 12 thereof in connection with a news release reporting National Western Life Insurance Company's operating and financial results for the third quarter of 2003. A copy of the news release was furnished with the Form 8-K.

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
ATTACHMENT A

Index to Financial Statements and Schedules

Page

Independent Auditors' Report - Deloitte & Touche LLP

Consolidated Balance Sheets, December 31, 2003 and 2002

Consolidated Statements of Earnings for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

Notes to Consolidated Financial Statements

Schedule I - Summary of Investments Other Than Investments in Related Parties, December 31, 2003

Schedule V - Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002, and 2001

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the consolidated financial statements or notes.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
National Western Life Insurance Company
Austin, Texas

We have audited the accompanying consolidated balance sheets of National Western Life Insurance Company and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the accompanying Index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Western Life Insurance Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2003.

DELOITTE & TOUCHE LLP

March 9, 2004
Dallas, Texas
NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002
(In thousands)

ASSETS	2003	2002

Cash and investments:
Securities held to maturity, at amortized cost
(fair value: $2,924,347 and $2,303,296)	$2,821,016	2,161,951
Securities available for sale, at fair value
(cost: $1,322,729 and $1,018,462)	1,387,414	1,038,568
Mortgage loans, net of allowance for possible
losses ($660 and $660)	152,035	168,634
Policy loans	89,757	92,714
Index options	44,849	5,209
Other long-term investments	49,912	64,988
Cash and short-term investments	68,210	85,544

Total cash and investments	4,613,193	3,617,608

Deferred policy acquisition costs	599,395	442,266
Accrued investment income	53,979	49,485
Federal income tax receivable	-	513
Other assets	31,153	27,375

	$5,297,720	4,137,247

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002
(In thousands except share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	2003	2002

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$142,056	143,877
Universal life and annuity contracts	4,338,035	3,305,088
Other policyholder liabilities	62,499	43,652
Federal income tax liability:
Current	3,757	-
Deferred	8,409	4,746
Other liabilities	63,106	32,678

Total liabilities	4,617,862	3,530,041

COMMITMENTS AND CONTINGENCIES (Notes 4, 7, and 9)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,346,685
and 3,324,937 shares issued and outstanding in 2003 and 2002	3,347	3,325
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2003 and 2002	200	200
Additional paid-in capital	29,192	26,759
Accumulated other comprehensive income	23,453	9,038
Retained earnings	623,666	567,884

Total stockholders' equity	679,858	607,206

	$5,297,720	4,137,247

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2003, 2002, and 2001
(In thousands except per share amounts)

	2003	2002	2001

Premiums and other revenue:
Life and annuity premiums	$13,916	13,918	14,013
Universal life and annuity
contract revenues	80,964	76,173	75,026
Net investment income	298,974	236,714	234,866
Other income	7,061	6,726	6,247
Realized losses on investments	(1,647)	(16,144)	(27,046)

Total premiums and other revenue	399,268	317,387	303,106

Benefits and expenses:
Life and other policy benefits	37,180	31,299	31,715
Amortization of deferred policy acquisition costs	53,829	35,799	27,424
Universal life and annuity contract interest	176,374	150,479	144,516
Other operating expenses	48,776	36,938	31,681

Total benefits and expenses	316,159	254,515	235,336

Earnings before Federal income taxes and cumulative
effect of change in accounting principle	83,109	62,872	67,770
Federal income taxes	27,327	20,806	23,185

Earnings before cumulative effect of change in
accounting principle	55,782	42,066	44,585
Cumulative effect of change in accounting for
equity-indexed annuities, net of $1,149
of Federal income taxes	-	-	2,134

Net earnings	$55,782	42,066	46,719

Basic Earnings Per Share:
Earnings before cumulative effect of change
in accounting principle	$15.78	11.94	12.70
Cumulative effect of change in accounting
for equity-indexed annuities	-	-	0.61

Net earnings	$15.78	11.94	13.31

Diluted Earnings Per Share:
Earnings before cumulative effect of change
in accounting principle	$15.64	11.84	12.59
Cumulative effect of change in accounting
for equity-indexed annuities	-	-	0.60

Net earnings	$15.64	11.84	13.19

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2003, 2002, and 2001
(In thousands)

	2003	2002	2001

Net earnings	$55,782	42,066	46,719

Other comprehensive income, net of effects of
deferred policy acquisition costs and taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)
arising during period	11,677	(3,977)	3,250
Reclassification adjustment for net losses
included in net earnings	2,197	11,165	16,412
Amortization of net unrealized losses (gains)
related to transferred securities	173	85	(176)
Unrealized losses on securities transferred
during period from available for sale
to held to maturity	-	-	(647)
Unrealized gains (losses) on securities
transferred during period from held to
maturity to available for sale	96	(1,358)	-
Cumulative effect of change in accounting
principle - transfers of securities from held
to maturity to available for sale upon adoption
of Statement of Financial Accounting
Standards No. 133	-	-	(5,148)

Net unrealized gains on securities	14,143	5,915	13,691

Foreign currency translation adjustments	48	212	(574)

Minimum pension liability adjustment	224	(1,223)	(1,312)

Other comprehensive income	14,415	4,904	11,805

Comprehensive income	$70,197	46,970	58,524

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2003, 2002, and 2001
(In thousands)

	2003	2002	2001

Common stock:
Balance at beginning of year	$3,525	3,515	3,504
Shares exercised under stock option plan	22	10	11

Balance at end of year	3,547	3,525	3,515

Additional paid-in capital:
Balance at beginning of year	26,759	25,921	25,174
Shares exercised under stock option plan	2,433	838	747

Balance at end of year	29,192	26,759	25,921

Accumulated other comprehensive income:
Unrealized gains (losses) on securities:
Balance at beginning of year	8,324	2,409	(11,282)
Change in unrealized gains (losses) during period	14,143	5,915	13,691

Balance at end of year	22,467	8,324	2,409

Foreign currency translation adjustments:
Balance at beginning of year	3,249	3,037	3,611
Change in translation adjustments during period	48	212	(574)

Balance at end of year	3,297	3,249	3,037

Minimum pension liability adjustment:
Balance at beginning of year	(2,535)	(1,312)	-
Change in minimum pension liability
adjustment during period	224	(1,223)	(1,312)

Balance at end of year	(2,311)	(2,535)	(1,312)

Accumulated other comprehensive
income at end of year	23,453	9,038	4,134

Retained earnings:
Balance at beginning of year	567,884	525,818	479,099
Net earnings	55,782	42,066	46,719

Balance at end of year	623,666	567,884	525,818

Total stockholders' equity	$679,858	607,206	559,388

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2002, and 2001
(In thousands)

	2003	2002	2001

Cash flows from operating activities:
Net earnings	$55,782	42,066	46,719
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Universal life and annuity
contract interest	176,374	150,479	144,516
Surrender charges and other policy revenues	(27,026)	(29,073)	(32,472)
Realized losses on investments	1,647	16,144	27,046
Accrual and amortization of investment income	(11,481)	(7,510)	(6,650)
Depreciation and amortization	1,935	1,482	1,293
Increase in value of index options	(31,878)	(1,448)	(12,182)
Increase in deferred policy acquisition costs	(138,280)	(54,409)	(22,985)
Decrease (increase) in accrued investment income	(4,494)	52	(1,272)
Increase in other assets	(5,214)	(6,506)	(1,029)
Decrease in liabilities for future policy benefits	(1,646)	(2,339)	(3,510)
Increase in other policyholder liabilities	18,847	4,997	5,015
Increase (decrease) in Federal income tax liability	625	(2,044)	1,532
Increase (decrease) in other liabilities	21,830	12,448	(986)
Lawsuit settlement payable	9,700	-	-
Cumulative effect of change in accounting for
equity-indexed annuities, before taxes	-	-	(3,283)
Other	2,244	2,372	638

Net cash provided by operating activities	68,965	126,711	142,390

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	4,175	-	-
Securities available for sale	53,368	40,485	73,897
Other investments	15,558	1,756	4,577
Proceeds from maturities and redemptions of:
Securities held to maturity	488,306	278,537	76,789
Securities available for sale	167,613	55,544	59,200
Index options	12,558	15,086	26,382
Purchases of:
Securities held to maturity	(1,155,138)	(404,524)	(212,477)
Securities available for sale	(512,009)	(172,330)	(116,729)
Other investments	(20,667)	(26,663)	(35,796)
Principal payments on mortgage loans	40,938	28,708	21,574
Cost of mortgage loans acquired	(23,960)	(14,045)	(9,418)
Decrease in policy loans	2,957	4,305	9,801
Other	(952)	(760)	(581)

Net cash used in investing activities	(927,253)	(193,901)	(102,781)

	(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Years Ended December 31, 2003, 2002, and 2001
(In thousands)

	2003	2002	2001

Cash flows from financing activities:
Deposits to account balances for universal life
and annuity contracts	$1,228,456	464,147	315,526
Return of account balances on universal life
and annuity contracts	(388,963)	(322,224)	(368,052)
Issuance of common stock under stock option plan	1,473	686	547

Net cash provided by (used in) financing activities	840,966	142,609	(51,979)

Effect of foreign exchange	(12)	(78)	(92)

Net increase (decrease) in cash and
short-term investments	(17,334)	75,341	(12,462)
Cash and short-term investments at
beginning of year	85,544	10,203	22,665

Cash and short-term investments at end of year	$68,210	85,544	10,203

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$42	52	135
Income taxes	26,840	20,902	20,142

Noncash investing activities:
Foreclosed mortgage loans	$-	2,531	-
Mortgage loans originated to facilitate
the sale of real estate	-	-	57

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation. The accompanying consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly owned subsidiaries (the "Company"), The Westcap Corporation, NWL Investments, Inc., NWL Properties, Inc., NWL 806 Main, Inc., NWL Services, Inc., and NWL Financial, Inc. All significant intercorporate transactions and accounts have been eliminated in consolidation.

(B) Basis of Presentation. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include (1) liabilities for future policy benefits, (2) valuation of derivative instruments, (3) recoverability of deferred policy acquisition costs, (4) valuation allowances for deferred tax assets, (5) impairment losses on debt securities, and (6) valuation allowances for mortgage loans and real estate.

The Company also files financial statements with insurance regulatory authorities which are prepared on the basis of statutory accounting practices prescribed or permitted by the Colorado Division of Insurance which are significantly different from consolidated financial statements prepared in accordance with GAAP. These differences are described in detail in the statutory information section of this note.

(C) Investments. Investments in debt securities the Company purchases with the intent to hold to maturity are classified as securities held to maturity. The Company has the ability to hold the securities, as it would be unlikely that forced sales of securities would be required prior to maturity to cover payments of liabilities. As a result, securities held to maturity are carried at amortized cost less declines in fair value that are deemed other than temporary.

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

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. For mortgage-backed and asset-backed securities, the effective interest method is used based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied at the time of acquisition. This adjustment is reflected in net investment income. Refer to Emerging Issues Task Force ("EITF") 99-20 under (L) of this section for accounting guidance related to certain asset-backed securities.

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

Impaired loans are those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected. The Company has identified these loans through its normal loan review procedures. Impaired loans include (1) nonaccrual loans, (2) loans which are 90 days or more past due, unless they are well secured and are in the process of collection, and (3) other loans which management believes are impaired. Impaired loans are measured based on (1) the present value of expected future cash flows discounted at the loan's effective interest rate, (2) the loan's observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. Substantially all of the Company's impaired loans are measured at the fair value of the collateral. In limited cases, the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.

(D) Cash and Short-Term Investments. For purposes of the consolidated statements of cash flows, the Company considers all short-term investments with a maturity at the date of purchase of three months or less to be cash equivalents.

(E) Index Options. The Company purchases over-the-counter index options, which are derivative financial instruments, to hedge the equity return component of its equity-indexed annuity and life products. The index options act as hedges to match closely the returns on the S&P 500® Composite Stock Price Index which may be credited to policyholders. As a result, changes to policyholders' liabilities are substantially offset by changes in the value of the options. Cash is exchanged upon purchase of the index options and no principal or interest payments are made by either party during the option periods. Upon maturity or expiration of the options, cash is paid to the Company based on the S&P 500® performance and terms of the contract.

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

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings. In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which may further reduce the Company's credit exposure. At December 31, 2003 and 2002, the fair values of index options owned by the Company totaled $44.8 million and $5.2 million, respectively.

(F) Insurance Revenues and Expenses. Premiums on traditional life insurance products are recognized as revenues as they become due or, for short duration contracts, over the contract periods. Benefits and expenses are matched with premiums in arriving at profits by providing for policy benefits over the lives of the policies and by amortizing acquisition costs over the premium-paying periods of the policies. For universal life and annuity contracts, revenues consist of policy charges for the cost of insurance, policy administration, and surrender charges assessed during the period. Expenses for these policies include interest credited to policy account balances and benefit claims incurred in excess of policy account balances. The related deferred policy acquisition costs are amortized in relation to the present value of expected gross profits on the policies.

(G) Deferred Federal Income Taxes. Federal income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance for deferred tax assets is provided if all or some portion of the deferred tax asset may not be realized. An increase or decrease in a valuation allowance that results from a change in circumstances that affects the realizability of the related deferred tax asset is included in income in the period the change occurs.

(H) Depreciation of Property, Equipment, and Leasehold Improvements. Depreciation is based on the estimated useful lives of the assets and is calculated on the straight-line and accelerated methods. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

(I) Classification. Certain reclassifications have been made to the prior years to conform to the reporting categories used in 2003.

(J) Statutory Information. Domiciled in Colorado, the Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Colorado Division of Insurance. The Company adopted the provisions of the National Association of Insurance Commissioners' ("NAIC") Codification of Statutory Accounting Practices as enacted by the Colorado Division of Insurance for the preparation of statutory financial statements effective January 1, 2001. The adoption of the new accounting principles had the effect of increasing statutory surplus at January 1, 2001 by $3.9 million, which related primarily to accounting principles regarding deferred income taxes.

The following are major differences between GAAP and accounting practices prescribed or permitted by the Colorado Division of Insurance.

1.  The Company accounts for universal life and annuity contracts based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The basic effect of the statement with respect to certain long-duration contracts is that deposits for universal life and annuity contracts are not reflected as revenues, and surrenders and certain other benefit payments are not reflected as expenses. However, only those contracts with no insurance risk qualify for such treatment under statutory accounting practices. For all other contracts, statutory accounting practices do reflect such items as revenues and expenses.

A summary of direct premiums and deposits collected is provided below.
	Years Ended December 31,

	2003	2002	2001

	(In thousands)

Annuity deposits	$1,195,143	434,442	296,466
Universal life insurance deposits	101,376	87,984	71,804
Traditional life and other premiums	15,568	14,867	14,982

Totals	$1,312,087	537,293	383,252

2.  Under GAAP, commissions, sales inducements and certain expenses related to policy issuance and underwriting, all of which generally vary with and are related to the production of new business, are deferred. For traditional products, these costs are amortized over the premium-paying period of the related policies in proportion to the ratio of the premium earned to the total premium revenue anticipated, using the same assumptions as to interest, mortality, and withdrawals as were used in calculating the liability for future policy benefits. For universal life and annuity contracts, these costs are amortized in relation to the present value of expected gross profits on these policies. The Company evaluates the recoverability of deferred policy acquisition costs on an annual basis. In this evaluation, the Company considers estimated future gross profits or future premiums, as applicable for the type of contract. The Company also considers expected mortality, interest earned and credited rates, persistency, and expenses. Statutory accounting practices require commissions and related costs to be expensed as incurred.

A summary of information relative to deferred policy acquisition costs is provided in the table below.
	Years Ended December 31,

	2003	2002	2001

	(In thousands)

Deferred policy acquisition costs, beginning of year	$442,266	401,380	394,198

Policy acquisition costs deferred:
Agents' commissions	184,415	85,398	48,439
Sales inducements	43,867	-	-
Other	7,695	4,507	1,970

Total costs deferred	235,977	89,905	50,409

Amortization of deferred policy acquisition costs	(53,829)	(35,799)	(27,424)
Amortization of sales inducements included in
contract interest	(1,261)	-	-
Adjustments for unrealized gains and
losses on investment securities	(23,758)	(13,220)	(15,803)

Deferred policy acquisition costs, end of year	$599,395	442,266	401,380

3.  Under GAAP, the liability for future policy benefits on traditional products has been calculated by the net level method using assumptions as to future mortality (based on the 1965-1970 and 1975-1980 Select and Ultimate mortality tables), interest ranging from 4% to 8%, and withdrawals based on Company experience. For universal life and annuity contracts, the liability for future policy benefits represents the account balance. Equity-indexed products combine features associated with traditional fixed annuities and universal life contracts, with the option to have interest rates linked in part to an equity-index like the S&P 500 Index®. In accordance with SFAS No. 133, the equity return component of such policy contracts must be identified separately and accounted for as embedded derivatives. The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity or universal life contracts. The host contracts are accounted for under provisions of SFAS No. 97 that requires debt instrument type accounting. The host contracts are recorded as discounted debt instruments that are accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates. The embedded derivatives are recorded at fair values. For statutory accounting purposes, liabilities for future policy benefits for life insurance policies are calculated by the net level premium method or the commissioners reserve valuation method. Future policy benefit liabilities for annuities are calculated based on the continuous commissioners annuity reserve valuation method and provisions of Actuarial Guidelines 33 and 35.

4.  Deferred Federal income taxes are provided for temporary differences which are recognized in the consolidated financial statements in a different period than for Federal income tax purposes. Deferred taxes are also recognized in statutory accounting practices, however there are limitations as to the amount of deferred tax assets that may be reported as admitted assets.

5.  For statutory accounting purposes, debt securities are recorded at amortized cost, except for securities in or near default, which are reported at fair value. Under GAAP, they are carried at amortized cost or fair value based on their classification as either held to maturity or available for sale.

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

8.  The recorded value of the life interest in the Libbie Shearn Moody Trust (the "Trust") is reported at its initial valuation, net of accumulated amortization, under GAAP. The initial valuation was based on the assumption that the Trust would provide certain income to the Company at an assumed interest rate and is being amortized over 53 years, the life expectancy of Mr. Robert L. Moody at the date he contributed the life interest to the Company. For statutory accounting purposes, the life interest has been valued at $26.4 million, which was computed as the present value of the estimated future income to be received from the Trust. However, this amount was amortized to a valuation of $12.8 million over a seven-year period ended December 31, 1999, in accordance with Colorado Division of Insurance permitted accounting requirements. Prescribed statutory accounting practices provide no accounting guidance for such asset. The statutory admitted value of this life interest at December 31, 2003, is $12.8 million in comparison to a carrying value of $2.9 million in the accompanying consolidated financial statements.

9.  Reconciliations of statutory capital and surplus, as included in the annual statements filed with the Colorado Division of Insurance, to total stockholders' equity as reported in the accompanying consolidated financial statements prepared under GAAP are as follows:
	Stockholders' Equity
	as of December 31,

	2003	2002	2001

	(In thousands)

Statutory equity	$478,003	452,529	431,256
Adjustments:
Difference in valuation of investment in
the Libbie Shearn Moody Trust	(9,914)	(9,611)	(9,311)
Deferral of policy acquisition costs	599,395	442,266	401,380
Adjustment of future policy benefits	(477,225)	(315,107)	(275,192)
Difference in deferred Federal income taxes	(22,520)	(9,268)	(4,494)
Adjustment of securities available for sale to fair value	57,798	14,221	(8,258)
Reversal of asset valuation reserve	39,738	21,643	12,490
Reversal of interest maintenance reserve	9,122	7,974	9,223
Reinstatement of other nonadmitted assets	8,602	6,498	3,259
Valuation allowances on investments	(3,164)	(2,986)	(3,063)
Other, net	23	(953)	2,098

GAAP equity	$679,858	607,206	559,388

10.  Reconciliations of statutory net earnings, as included in the annual statements filed with the Colorado Division of Insurance, to the respective amounts as reported in the accompanying consolidated financial statements prepared under GAAP are as follows:
	Net Earnings for the
	Years Ended December 31,

	2003	2002	2001

	(In thousands)

Statutory net earnings	$23,246	14,749	37,092
Adjustments:
Subsidiary earnings before deferred
Federal income taxes and intercompany eliminations	6,671	5,513	5,056
Net deferral of policy acquisition costs	181,114	54,409	25,903
Adjustment of future policy benefits	(161,440)	(40,593)	(9,714)
Benefit (provision) for deferred Federal income taxes	4,165	(1,529)	2,516
Valuation allowances and other than temporary
impairment writedowns on investments	(1,827)	10,271	(16,601)
Increase (decrease) in interest maintenance reserve	1,148	(1,249)	(499)
Expense stock options	(600)	-	-
Asset-backed securities amortization adjustment	3,969	1,383	1,093
Joint venture income recorded in statutory surplus	73	82	2,346
Other, net	(737)	(970)	(473)

GAAP net earnings	$55,782	42,066	46,719

(K) Stock Compensation. SFAS No. 123, Accounting for Stock-Based Compensation established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to measure compensation cost for plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

In December, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 is effective for fiscal years ending after December 15, 2002.

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

As of December 31, 2003, the Company has one stock-based employee compensation plan, as more fully described in Note 10. The Company historically applied APB 25 to stock option grants which resulted in no compensation expense being recognized. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 utilizing the modified prospective method of adoption provided under SFAS No. 148. Under this method, stock-based employee compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted by the Company. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.
	Years Ended December 31,

	2003	2002	2001

	(In thousands except per share amounts)

Net earnings:
As reported	$55,782	42,066	46,719
Add: Stock-based compensation expense included
in reported net income, net of related tax effects	390	-	-
Less: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects	(390)	(527)	(623)

Pro forma	$55,782	41,539	46,096

Basic earnings per share:
As reported	$15.78	11.94	13.31
Pro forma	$15.78	11.79	13.13

Diluted earnings per share:
As reported	$15.64	11.84	13.19
Pro forma	$15.64	11.72	13.02

The fair value of the options used in estimating the pro forma amounts above were estimated on the date of grant using an option pricing model with the weighted-average assumptions as detailed below for the year ended December 31, 2001. No options were granted for the years ended December 31, 2003 and 2002.
Risk-free interest rates	4.7%
Dividend yields	-
Volatility factors	27.3%
Weighted-average expected life	6.6 years
Weighted-average fair value per share	$36.15

The Company implemented the fair value based method of expensing options in the first quarter of 2003.

(L) Changes in Accounting Principles. Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement defines several designations of derivatives based on the instrument's intended use and specifies the appropriate accounting treatment for changes in the fair value of the derivative based on its resulting designation. The designations of derivatives are typically referred to as fair value hedges, cash flow hedges, foreign currency hedges, or no hedging designation. A derivative that is not designated or does not qualify as an effective hedge will be marked to fair value through earnings. The Company applied SFAS No. 133, as amended, to all derivative instruments on January 1, 2001, which resulted in an increase to net earnings totaling $2.1 million, net of taxes of $1.1 million.

The Company offers for sale equity-indexed annuity and universal life products that contain an equity return component for policyholders which is an embedded derivative instrument under the FASB pronouncements. Equity-indexed products combine features associated with traditional fixed annuities and universal life contracts with the option to have interest rates linked, in part, to an index such as the S&P 500 Index®. The equity return component of such policy contracts must be separately identified and accounted for at fair value as embedded derivatives with changes in fair value included in earnings. The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity or universal life contracts. The host contracts for fixed annuities are accounted for as investment contracts under provisions of SFAS No. 97, which requires the host contracts to be recorded as discounted debt instruments that are accreted, using the effective yield method, to their guaranteed account values at the projected maturity or termination dates.

One of the more complex and challenging aspects of interpreting and implementing SFAS No. 133, as amended, was how the insurance industry was to apply the statement's provisions to policy liabilities for equity-indexed products. The Derivatives Implementation Group ("DIG") of the FASB addressed this policy liability issue, and released guidance for the liability calculation, which was not approved by FASB until an effective date of April 1, 2001. The Company implemented this additional guidance on the policy liability valuation method for equity-indexed annuities as of April 1, 2001, which produced a reduction in policy liabilities contributing over $1.8 million, net of taxes, to operating earnings.

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

Effective April 1, 2001, the Company adopted EITF No. 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. EITF 99-20 changed the method of accounting for most asset-backed securities, but it excluded U.S. Government and government-guaranteed securities as well as other asset-backed securities of similar credit quality. It requires that interest income be accounted for using the prospective effective-yield method, whereby changes in future cash flow expectations are accounted for over the remaining life of the security. EITF 99-20 also set forth specific new guidance regarding the impairment of asset-backed securities. Future impairments, if any, are to be recognized as a component of realized investment losses. Reversals of impairment charges recognized subsequent to adoption of EITF 99-20 are prohibited. In accordance with this guidance, the Company evaluated the expected cash flows of its asset-backed securities as required and, as a result, the Company recognized $3.3 million, $3.8 million, and $4.5 million of pretax impairment charges on asset-backed securities in 2003, 2002, and 2001, respectively.

SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure was issued December 2002 and is effective for fiscal years ending after December 15, 2002. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company did implement the accounting provisions of SFAS No. 148 in the first quarter of 2003 and did not report a material effect on the Company's consolidated financial statements.

FASB Interpretation No. 46 ("FIN" 46) Consolidation of Variable Interest Entities was issued January 2003; in December 2003, the FASB issued Revised Interpretation No. 46, ("FIN" 46R). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation. FIN 46R clarifies how to identify a variable interest entity ("VIE") and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements. A company that absorbs a majority of a VIE's expected losses, receives a majority of a VIE's expected residual returns, or both, is the primary beneficiary and is required to consolidate the VIE into its financial statements. FIN 46R also requires disclosure of certain information where the reporting company is the primary beneficiary or holds a significant variable interest in a VIE (but is not the primary beneficiary). FIN 46R is effective for public companies that have interests in VIEs or potential VIEs that are special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required for periods ending after March 15, 2004. The Company has adopted FIN 46R and does not have any special purpose entities and will apply the provisions of FIN 46R to all VIE entities in the first quarter of 2004. The adoption of FIN 46R is not expected to have a significant impact, if any, to the Company's consolidated financial statements.

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

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"). SOP 03-1 provides guidance relating to the reporting by insurance enterprises for certain contracts and insurance specific accounting issues. This SOP is effective for financial statements for fiscal years beginning after December 15, 2003. One aspect of this SOP relates to sales inducements for investment or universal life-type contracts which are to be recognized as part of the liability for future policy benefits and deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs. The Company currently defers these sales inducement costs in a manner consistent with the requirements of the SOP 03-1. Another aspect of this SOP relates to the reserving method for two-tier annuity products which the Company issued from 1984 until 1992. The implementation of this SOP in the first quarter of 2004 relating to the Company's two-tier block of business is expected to have a material and positive impact on the Company's net earnings by an amount ranging between $40 million and $80 million, net of taxes

(2) DEPOSITS WITH REGULATORY AUTHORITIES

The following assets were on deposit with state and other regulatory authorities as required by law at the end of each year.
	December 31,

	2003	2002

	(In thousands)

Debt securities	$19,730	18,162
Short term investments	400	275

Totals	$20,130	18,437

(3) INVESTMENTS

(A) Investment Income

The major components of net investment income are as follows:
	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Gross investment income:
Debt securities	$239,243	218,443	213,512
Mortgage loans	15,115	15,382	17,835
Policy loans	6,932	7,343	7,791
Index options	25,799	(13,012)	(13,539)
Other investment income	13,794	10,342	11,072

Total investment income	300,883	238,498	236,671
Investment expenses	1,909	1,784	1,805

Net investment income	$298,974	236,714	234,866

The Company had real estate investments that were non-income producing for the preceding twelve months totaling $3.4 million and $3.3 million at December 31, 2003 and 2002, respectively. The Company had mortgage loans totaling $6.9 million and $3.0 million that were on nonaccrual status as of December 31, 2002 and 2001, respectively and none as of December 31, 2003. Reductions in interest income associated with nonperforming mortgage loans totaled $276,000 and $184,000 in 2002 and 2001, respectively.

The Company had investments in debt securities with carrying values totaling $3.9 million and $12.7 million that were on nonaccrual status as of December 31, 2003 and 2002, respectively. Reductions in interest income associated with nonperforming investments in debt securities totaled $2.4 million, $3.8 million, and $2.1 million in 2003, 2002, and 2001, respectively.

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

	December 31, 2003		December 31, 2002

Geographic Region:	Amount	%	Amount	%

	(In thousands)		(In thousands)

West South Central	$83,363	54.8	$93,281	55.3
Mountain	33,772	22.2	36,711	21.8
Pacific	16,432	10.8	17,768	10.5
South Atlantic	6,125	4.0	6,334	3.8
East South Central	4,921	3.3	7,027	4.2
All other	7,422	4.9	7,513	4.4

Totals	$152,035	100.0	$168,634	100.0

	December 31, 2003		December 31, 2002

Property Type:	Amount	%	Amount	%

	(In thousands)		(In thousands)

Retail	$115,984	76.3	$119,018	70.6
Office	27,165	17.9	31,145	18.5
Land/Lots	7,100	4.7	7,322	4.3
Hotel/Motel	827	0.5	9,993	5.9
Apartment	756	0.5	779	0.5
All other	203	0.1	377	0.2

Totals	$152,035	100.0	$168,634	100.0

As of December 31, 2003 and 2002, mortgage loans with carrying values totaling $11.8 million and $6.9 million, respectively, were considered impaired. For the years ended December 31, 2003, 2002, and 2001, average investments in impaired mortgage loans were $4.1 million, $5.0 million, and $3.7 million, respectively. Interest income recognized on impaired loans for the years ended December 31, 2003, 2002, and 2001, was $710,000, $295,000, and $319,000, respectively. Impaired loans are typically placed on nonaccrual status, and no interest income is recognized. However, if cash is received on the impaired loan, it is applied to principal and interest on past due payments, beginning with the most delinquent payment.

Detailed below are changes in the allowance for mortgage loan losses for 2003 and 2002.
	Years Ended December 31,

	2003	2002

	(In thousands)

Balance at beginning of year	$660	2,115
Net changes recorded as realized
investment gains	-	(1,455)

Balance at end of year	$660	660

At December 31, 2003 and 2002, the Company owned investment real estate totaling $20.2 million and $21.8 million, which is reflected in other long-term investments in the accompanying consolidated financial statements. The Company records real estate at the lower of cost or fair value less estimated costs to sell. Real estate values are monitored and evaluated at least annually by the use of independent appraisals or internal evaluations. Decreases in market values affecting carrying values are recorded in a valuation allowance which is reflected in realized gains or losses on investments. For the years ended December 31, 2003, 2002, and 2001, impairment losses on real estate due to decreases in market values totaled $72,000, $200,000, and $25,000, respectively.

(C) Investment Gains and Losses

The table below presents realized gains and losses and changes in unrealized gains and losses on investments for 2003, 2002, and 2001. Changes in unrealized gains and losses on investment securities available for sale are net of the effects of deferred policy acquisition costs and taxes.
		Changes in
	Realized	Unrealized
	Investment	Investment
	Gains	Gains (Losses)
	(Losses)	From Prior Year

	(In thousands)
Year Ended December 31, 2003:
Securities held to maturity	$835	(38,014)
Securities available for sale	(3,380)	14,143
Other	898	-

Totals	$(1,647)	(23,871)

Year Ended December 31, 2002:
Securities held to maturity	$309	71,905
Securities available for sale	(16,855)	5,915
Other	402	-

Totals	$(16,144)	77,820

Year Ended December 31, 2001:
Securities held to maturity	$(3,802)	72,773
Securities available for sale	(25,249)	13,691
Other	2,005	-

Totals	$(27,046)	86,464

(D) Debt and Equity Securities

The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 2003.
	Securities Held to Maturity

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Debt securities:
U.S. Treasury and other U.S.
government corporations
and agencies	$208,532	410	4,327	204,615

States and political subdivisions	10,000	168	-	10,168

Foreign governments	41,148	1,899	-	43,047

Public utilities	426,391	34,552	1,066	459,877

Corporate	990,309	69,019	6,386	1,052,942

Mortgage-backed	967,036	14,547	9,976	971,607

Asset-backed	177,600	8,298	3,807	182,091

Totals	$2,821,016	128,893	25,562	2,924,347

	Securities Available for Sale

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Debt securities:
U.S. Treasury and other U.S.
government corporations
and agencies	$265	2	-	267

States and political subdivisions	27,698	1,597	685	28,610

Foreign governments	10,666	400	-	11,066

Public utilities	120,788	5,082	750	125,120

Corporate	836,480	57,651	7,456	886,675

Mortgage-backed	272,272	4,279	3,803	272,748

Asset-backed	43,268	1,483	-	44,751

Equity securities	11,292	6,885	-	18,177

Totals	$1,322,729	77,379	12,694	1,387,414

The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 2002.
	Securities Held to Maturity

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

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

The Company monitors its investment portfolio continuously for investment performance indicators including information such as issuer operating performance, debt ratings, analysts reports and other economic factors that may affect these specific investments. The Company invests only in investment grade securities with the primary intent to hold until maturity, as nearly 70% of the securities portfolio is classified in the held to maturity category. The determination that a security is other than temporarily impaired is highly subjective and involves the careful consideration of many factors. Therefore, outside of information which would cause the Company to determine that a security is other than temporarily impaired, a status of temporary impairment will be monitored and evaluated by management regardless of the amount of time that book value may be below market. The Company does have the ability to hold these investments until a temporary decline recovers.

The following table shows those investments with gross unrealized losses and their fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.
	Less then 12 Months		12 Months or Greater		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed	$566,999	(13,506)	-	-	566,999	(13,506)
Corporate	258,858	(8,029)	53,105	(5,235)	311,963	(13,264)
U.S. treasury and other
U.S. government
corporations and
agencies	171,737	(3,845)	10,399	(483)	182,136	(4,328)
Asset-backed	38,223	(1,299)	15,797	(2,407)	54,020	(3,706)
Public utilities	48,464	(1,448)	13,703	(349)	62,167	(1,797)
State and political
subdivisions	-	-	1,815	(685)	1,815	(685)

Subtotal, debt securities	1,084,281	(28,127)	94,819	(9,159)	1,179,100	(37,286)

Equity securities	552	(16)	534	(16)	1,086	(32)

Total	$1,084,833	(28,143)	95,353	(9,175)	1,180,186	(37,318)

Due to the Company's investment policy of investing in high quality securities with the intention of holding these securities until the stated maturity, the portfolio does have exposure to interest rate risk. Interest rate risk is the risk that funds are invested today at a market interest rate and in the future interest rates rise causing the current market price on that investment to be lower. This risk is not a significant factor relative to the Company's buy and hold portfolio since the original intention was to receive the stated interest rate and principal at maturity to match liability requirements of policyholders. Also, the Company takes steps to manage these risks. For example, the Company purchases the type of mortgage backed securities that have more predictable cash flow patterns. The above temporary declines in fair value are primarily due to interest rate risk. Of the debt securities having temporary declines in fair value 82% or $30.6 million, are investment grade securities. The securities reporting temporary declines in fair value for greater than 12 months have typically experienced a change in credit risk. Credit risk is the risk that an issuer of a security will not be able to fulfill their obligation relative to a security payment schedule. The amounts reported relative to corporate bonds in the 12 month or greater category are comprised of airline and energy issues, which suffered credit rating downgrades in 2002. These securities have shown marked improvement from 2002 to 2003 in market values and consumer confidence. The asset-backed category of securities 12 months or greater is comprised of one collaterialized bond obligation and securities backed by manufactured housing loans. The manufactured housing industry has experienced collaterial performance issues during 2002 and 2003. A total of $1.7 million of the unrealized loss in this category is related to investment grade securities, or 71% of the $2.4 million total. The Company currently expects to get all principal and interest payments on these securities in accordance with their stated terms. The Company continually monitors pertinent information as noted above to ensure expected returns in order to pay future policyholder obligations.

The fair values of debt securities with temporary declines in values greater than twelve months are shown below.
	Fair	Fair	Change in
	Value	Value	Fair
Description	2003	2002	Value

	(In thousands)

Transportation	$32,567	26,918	5,649
Public utilities/energy	26,052	15,352	10,700
Asset-backed	15,797	16,172	(375)
U.S. govt agencies	10,399	9,177	1,222
Other	10,004	8,897	1,107

Total	$94,819	76,516	18,303

The amortized cost and fair value of investments in debt securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Debt Securities		Debt Securities
	Available for Sale		Held to Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)

Due in 1 year or less	$37,660	39,594	133,442	136,115

Due after 1 year through 5 years	364,234	393,708	583,801	640,890

Due after 5 years through 10 years	435,268	457,967	491,796	529,680

Due after 10 years	158,735	160,469	467,341	463,964

	995,897	1,051,738	1,676,380	1,770,649

Mortgage and asset-backed securities	315,540	317,499	1,144,636	1,153,698

Total	$1,311,437	1,369,237	2,821,016	2,924,347

The Company uses the specific identification method in computing realized gains and losses. Proceeds from sales of securities available for sale during 2003, 2002, and 2001 totaled $53.3 million, $40.5 million, and $73.9 million, respectively. Gross gains and losses realized on those sales are detailed below.
	Years Ended December 31,

	2003	2002	2001

	(In thousands)

Gross realized gains	$3,209	1,985	2,608
Gross realized losses	(2,494)	(1,951)	(398)

Net realized gains (losses)	$715	34	2,210

During 2003, two bond securities from the held to maturity portfolio were sold due to credit deterioration. The amortized cost at the time of sale was $4.0 million and resulted in a net gain of $0.2 million. The Company did not sell any held to maturity securities in 2002 or 2001.

The Company held in its investment portfolio below investment grade debt securities totaling $208.9 million and $172.9 million at December 31, 2003 and 2002, respectively. These amounts represent 4.5% and 4.8% of total invested assets for December 31, 2003 and 2002, respectively. Below investment grade securities generally have greater default risk than higher rated corporate debt. The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers. For the years ended December 31, 2003, 2002, and 2001, the Company recorded realized losses totaling $7.2 million, $17.4 million, and $32.3 million, respectively, for other than temporary impairment writedowns for investments in debt securities. Due to a decline in credit quality, the Company transferred debt securities totaling $12.8 million in 2003 and $29.1 million in 2002 from held to maturity to available for sale. Net unrealized gains of $96,000 in 2003 and net unrealized losses of $1.4 million in 2002, related to these transferred securities are included as a separate component of accumulated other comprehensive income.

Except for U.S. government agency mortgage-backed securities, the Company had no other investments in any entity in excess of 10% of stockholders' equity at December 31, 2003 or 2002.

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
	Net Unrealized Gains (Losses)
	as of December 31,

	2003	2002	2001

	(In thousands)

Beginning unamortized gains (losses) from transfers	$(540)	(625)	198

Net unrealized losses on securities transferred during
period from available for sale to held to maturity	-	-	(647)
Amortization of net unrealized losses (gains) related
to transferred securities, net of effects of
deferred policy acquisition costs and taxes	173	85	(176)

Ending unamortized losses from transfers	$(367)	(540)	(625)

(F) Net Unrealized Gains on Available-for-Sale Securities

Net unrealized gains and losses on investment securities included in stockholders' equity at December 31, 2003 and 2002, are as follows:
	December 31,

	2003	2002

	(In thousands)

Gross unrealized gains	$77,379	66,315
Gross unrealized losses	(12,694)	(46,209)
Adjustments for:
Deferred policy acquisition costs	(29,555)	(6,469)
Deferred Federal income tax expense	(12,296)	(4,773)

	22,834	8,864
Net unrealized losses related to securities
transferred to held to maturity	(367)	(540)

Net unrealized gains on investment securities	$22,467	8,324

(4) REINSURANCE

The Company's general policy prior to December 31, 2003 was to reinsure that portion of any risk in excess of $200,000 on the life of any one individual. Effective January 1, 2004, the Company will reinsure any risk in excess of $250,000. The Company is party to several reinsurance agreements. Total life insurance in force was $12.9 billion and $11.6 billion at December 31, 2003 and 2002, respectively. Of these amounts, life insurance in force totaling $2.6 billion and $2.3 billion was ceded to reinsurance companies, primarily on a yearly renewable term basis, at December 31, 2003 and 2002, respectively. In accordance with the reinsurance contracts, reinsurance receivables including amounts related to claims incurred but not reported and liabilities for future policy benefits totaled $11.2 million and $9.6 million at December 31, 2003 and 2002, respectively. Premiums and contract revenues were reduced by $13.0 million, $10.4 million, and $9.3 million for reinsurance premiums incurred during 2003, 2002, and 2001, respectively. Benefit expenses were reduced by $8.6 million, $7.1 million, and $6.5 million, for reinsurance recoveries during 2003, 2002, and 2001, respectively. A contingent liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to meet their obligations under the existing agreements. The Company does not assume reinsurance.

(5) FEDERAL INCOME TAXES

Total Federal income taxes for 2003, 2002, and 2001 were allocated as follows:
	Years Ended December 31,

	2003	2002	2001

	(In thousands)

Taxes on earnings from continuing operations:
Current	$31,492	19,277	26,850
Deferred	(4,165)	1,529	(3,665)

Taxes on earnings before cumulative effect of
change in accounting principle	27,327	20,806	23,185
Taxes on cumulative effect of change in accounting
principle	-	-	1,149

Taxes on earnings	27,327	20,806	24,334

Taxes on components of stockholders' equity:
Net unrealized gains and losses on
securities available for sale	7,615	3,185	7,372
Foreign currency translation adjustments	26	114	(310)
Minimum pension liability adjustment	120	(657)	(707)
Tax benefit from exercise of stock options	(382)	(162)	(211)

Total Federal income taxes	$34,706	23,286	30,478

The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate to earnings before Federal income taxes. The reasons for the differences and the corresponding tax effects are as follows:
	Years Ended December 31,

	2003	2002	2001

	(In thousands)

Income tax expense at statutory rate	$29,088	22,005	23,720
Tax-exempt income	(1,539)	(1,479)	(1,366)
Amortization of life interest in the
Libbie Shearn Moody Trust	106	105	104
Non-deductible travel and entertainment	78	89	88
Other	(406)	86	639

Taxes on earnings from continuing operations	$27,327	20,806	23,185

There were no deferred taxes attributable to enacted tax rate changes for the years ended December 31, 2003, 2002, and 2001.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below.
	December 31,

	2003	2002

	(In thousands)
Deferred tax assets:
Future policy benefits, excess of financial
accounting liabilities over tax liabilities	$191,079	130,531
Debt securities writedowns for financial
accounting purposes	13,985	18,787
Mortgage loans, principally due to valuation
allowances for financial accounting purposes	186	84
Real estate, principally due to writedowns
for financial accounting purposes	1,466	1,424
Accrued and unearned investment income
recognized for tax purposes and deferred for
financial accounting purposes	430	550
Accrued operating expenses recorded for financial
accounting purposes not currently tax deductible	1,215	1,359
Minimum pension liability adjustment	1,244	1,364
Lawsuit settlement payable	3,395	-
Other	937	410

Total gross deferred tax assets	213,937	154,509

Deferred tax liabilities:
Deferred policy acquisition costs, principally
expensed for tax purposes	(202,104)	(142,678)
Debt securities, principally due to deferred
market discount for tax	(4,943)	(8,512)
Real estate, principally due to differences in tax and
financial accounting for depreciation	(641)	(875)
Net unrealized gains on securities available for sale	(12,098)	(4,483)
Foreign currency translation adjustments	(2,053)	(2,153)
Other	(507)	(554)

Total gross deferred tax liabilities	(222,346)	(159,255)

Net deferred tax liabilities	$(8,409)	(4,746)

There was no valuation allowance for deferred tax assets at December 31, 2003 and 2002. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Prior to the Tax Reform Act of 1984 ("1984 Act"), a portion of a life insurance company's income was not subject to tax until it was distributed to stockholders, at which time it was taxed at the regular corporate tax rate. In accordance with the 1984 Act, this income, referred to as policyholders' surplus, would not increase, yet any amounts distributed would be taxable at the regular corporate rate. The balance of this account as of December 31, 2003 is approximately $2.4 million. No provision for income taxes has been made on this untaxed income, as management is of the opinion that no distribution to stockholders will be made from policyholders' surplus in the foreseeable future. Should the balance in the policyholders' surplus account at December 31, 2003 become taxable, the Federal income taxes computed at present rates would be approximately $856,000.

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

(6) TRANSACTIONS WITH CONTROLLING STOCKHOLDER AND AFFILIATES

(A) Life Interest in Libbie Shearn Moody Trust

The Company's wholly owned subsidiary, NWL Services, Inc., is the beneficial owner of a life interest (1/8 share) in the trust estate of Libbie Shearn Moody (the "Trust") which was previously owned by Robert L. Moody, Chairman of the Board of Directors of the Company. The Company has issued term insurance policies on the life of Mr. Moody which are reinsured through agreements with unaffiliated insurance companies. The Company is the beneficiary of these policies for an amount equal to the statutory admitted value of the Trust, which was $12.8 million at December 31, 2003. The excess of $27.0 million face amount of the reinsured policies over the statutory admitted value of the Trust has been assigned to Mr. Moody. The recorded net asset values in the accompanying consolidated financial statements for the life interest in the Trust are as follows:
	December 31,

	2003	2002

	(In thousands)

Original valuation of life interest at February 26, 1960	$13,793	13,793
Less accumulated amortization	(10,932)	(10,629)

Carrying basis at year end	$2,861	3,164

Income from the Trust and related expenses reflected in the accompanying consolidated statements of earnings are summarized as follows:
	Years Ended December 31,

	2003	2002	2001

	(In thousands)

Income distributions	$3,735	3,741	3,753
Deduct:
Amortization	(303)	(300)	(297)
Reinsurance premiums	(606)	(522)	(450)

Net income from life interest in the Trust	$2,826	2,919	3,006

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

(7) PENSION PLANS

(A) Defined Benefit Plans

The Company sponsors a qualified defined benefit pension plan covering substantially all full-time employees. The plan provides benefits based on the participants' years of service and compensation. The Company makes annual contributions to the plan that comply with the minimum funding provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). Fair values of plan assets and liabilities are measured as of December 31 for the respective year. A detail of plan disclosures is provided below.

Obligations and Funded Status
	December 31,

	2003	2002

	(In thousands)
Changes in benefit obligation:
Projected benefit obligations at beginning of year	$13,140	11,853
Service cost	486	417
Interest cost	875	831
Plan amendments	79	-
Actuarial loss	1,038	788
Benefits paid	(810)	(749)

Projected benefit obligations at end of year	$14,808	13,140

Changes in plan assets:
Fair value of plan assets at beginning of year	$8,760	8,940
Actual return on plan assets	1,516	(681)
Contributions	1,800	1,250
Benefits paid	(810)	(749)

Fair value of plan assets at end of year	$11,266	8,760

	December 31,

	2003	2002

	(In thousands)
Funded Status:
As of the end of year	$(3,542)	(4,380)
Unrecognized net actuarial loss	4,736	4,781
Unrecognized prior service cost (benefit)	54	(26)

Net amount recognized	$1,248	375

Amounts recognized in the company's consolidated
financial statements:
Prepaid benefit cost	$1,248	375
Additional minimum liability	(3,609)	(3,899)
Intangible asset	54	-
Accumulated other comprehensive income	3,555	3,899

Net amount recognized	$1,248	375

The accumulated benefit obligation was $13.6 million and $12.2 million at December 31, 2003 and 2002, respectively.

Components of Net Periodic Benefit Cost
	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Components of net periodic benefit costs:
Service cost	$486	417	374
Interest cost	875	831	783
Expected return on plan assets	(689)	(717)	(744)
Amortization of unrecognized transition assets	-	-	(44)
Amortization of prior service cost	(19)	(30)	(30)
Amortization of net loss	274	150	-

Net periodic benefit cost	$927	651	339

Assumptions

	December 31,

	2003	2002

Weighted-average assumptions used to determine
benefit obligations:
Discount rate	6.25%	6.75%
Rate of compensation increase	4.50%	4.50%

	December 31,

	2003	2002	2001

Weighted-average assumptions used to determine
net periodic benefit cost:
Discount rate	6.75%	7.00%	7.50%
Expected long-term return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	4.50%	4.50%	4.50%

The expected long-term return on plan assets assumption utilizes a historical approach. As of December 31, 2003, the plan's average 10-year and inception-to-date returns were 7.63% and 8.22%, respectively.

Plan Assets

The plan's weighted-average asset allocations by asset category are as follows:
	December 31,

	2003	2002

Asset Category
Equity securities	57%	52%
Debt securities	36%	36%
Cash and cash equivalents	7%	12%

Total	100%	100%

The Company has established and maintains an investment policy statement for the assets held in the plan's trust. The investment strategies are of a long-term nature and are designed to meet the following objectives:

         - insure that funds are available to pay benefits as they become due
         - set forth an investment structure detailing permitted assets and expected allocation ranges among classes
         - insure that plan assets are managed in accordance with ERISA

The investment policy statement sets forth the following acceptable ranges for each asset's class.
Asset Category	Acceptable Range
Equity securities	55-65%
Debt securities	30-40%
Cash	0-15%

Deviations from these ranges are permitted if such deviations are consistent with the duty of prudence under ERISA. Investments in natural resources, venture capital, precious metals, futures and options, real estate, and other vehicles which do not have readily available objective valuations are not permitted. Short sales, use of margin or leverage, investment in commodities, and art objects are also prohibited.

The investment policy statement is reviewed annually to insure that the objectives are met considering any changes in benefit plan design, market conditions, or other material considerations.

Contributions

The Company expects to contribute $760,000 to the plan in 2004.

The Company also sponsors a nonqualified defined benefit plan primarily for senior officers. The plan provides benefits based on the participants' years of service and compensation. The pension obligations and administrative responsibilities of the plan are maintained by a pension administration firm, which is a subsidiary of American National Insurance Company ("ANICO"). ANICO has guaranteed the payment of pension obligations under the plan. However, the Company has a contingent liability with respect to the pension plan should these entities be unable to meet their obligations under the existing agreements. Also, the Company has a contingent liability with respect to the plan in the event that a plan participant continues employment with the Company beyond age seventy, the aggregate average annual participant salary increases exceed 10% per year, or any additional employees become eligible to participate in the plan. If any of these conditions are met, the Company would be responsible for any additional pension obligations resulting from these items.

In 2002, amendments were made to the plan to allow an additional employee to participate and to change the benefit formula for the Chairman of the Company. As previously mentioned, any additional obligations are a liability to the Company. A detail of plan disclosures related to these amendments is provided below:

Obligations and Funded Status
	December 31,

	2003	2002

	(In thousands)
Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$2,269	-
Service cost	393	-
Interest cost	137	-
Plan amendments	-	2,580
Actuarial loss	15	-
Benefits paid	(188)	(311)

Projected benefit obligations at end of year	$2,626	2,269

Change in plan assets:
Fair value of plan assets at beginning of year	$-	-
Contributions	188	311
Benefits paid	(188)	(311)

Fair value of plan assets at end of year	$-	-

Funded status:
As of the end of year	$(2,626)	(2,269)
Unrecognized prior service cost	1,979	2,269
Unrecognized net actuarial loss	15	-

Net amount recognized	$(632)	-

Amounts recognized in the Company's consolidated
financial statements:
Accrued benefit cost	$(632)	-
Additional minimum liability	(1,290)	(1,654)
Intangible asset	1,290	1,654

Net amount recognized	$(632)	-

The accumulated benefit obligation was $1.9 million and $1.7 million at December 31, 2003 and 2002, respectively.

Components of Net Periodic Benefit Cost
	Years Ended December 31,

	2003	2002

	(In thousands)
Components of net periodic benefit cost:
Service cost	$393	-
Interest cost	137	-
Amortization of prior service cost	290	311

Net periodic benefit cost	$820	311

Assumptions
	December 31,

	2003	2002

Weighted-average assumptions used to determine
benefit obligations:
Discount rate	6.25%	6.75%
Rate of compensation increase	4.00%	4.00%

Weighted-average assumptions used to determine
net periodic benefit costs:
Discount rate	6.75%	7.00%
Expected long-term return on plan assets	n/a	n/a
Rate of compensation increase	4.00%	4.00%

The plan is unfunded and therefore no assumption has been made related to the expected long-term return on plan assets.

Plan Assets

The plan is unfunded and therefore had no assets at December 31, 2003 or 2002.

Contributions

The Company expects to contribute $240,000 to the plan in 2004.

(B) Defined Contribution Plans

In addition to the defined benefit plans, the Company sponsors a qualified 401(k) plan for substantially all full-time employees and a nonqualified deferred compensation plan primarily for senior officers. The Company makes annual contributions to the 401(k) plan of two percent of each employee's compensation. Additional Company matching contributions of up to two percent of each employee's compensation are also made each year based on the employee's personal level of salary deferrals to the plan. All Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2003, 2002, and 2001, Company contributions totaled $394,000, $348,000, and $306,000, respectively.

The nonqualified deferred compensation plan was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional Company contributions. Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2003, 2002, and 2001, Company contributions totaled $96,000, $110,000, and $98,000, respectively.

(8) SHORT-TERM BORROWINGS

The Company has available a $40 million bank line of credit primarily for cash management purposes relating to investment transactions. This line of credit was reduced from $60 million to $40 million during 2002. The Company is required to maintain a collateral security deposit in trust with the sponsoring bank equal to 120% of any outstanding liability. The Company had no outstanding liabilities or collateral security deposits with the bank at December 31, 2003 and 2002 and did not use the line of credit in 2002. The weighted average interest rates on borrowings for the years ended December 31, 2003 and 2001 were 2.50% and 5.80%, respectively, and interest expense totaled $69 and $160, respectively. Additionally, the bank charges a fee of 0.1% of the available line of credit annually. These fees were $40,556, $52,333, and $60,000 per year for 2003, 2002, and 2001, respectively.

(9) COMMITMENTS AND CONTINGENCIES

(A) Legal Proceedings

The Company reached a class wide settlement agreement with a class of plaintiffs who had challenged bonus interest rates on certain Company annuity products. The Company vigorously defended the case and denied liability for the claims asserted by the plaintiff in reaching the settlement. The fairness of the settlement agreement was granted final approval by the Court on February 18, 2004. There were no objectors and the order approving the settlement is final and non-appealable. The settlement resulted in a $9.7 million pre-tax charge against 2003 earnings from operations, which represented the maximum settlement fund liability.

In the course of an audit of a charitable tax-exempt foundation, the Internal Revenue Service ("IRS") raised an issue under the special provisions of Internal Revenue Code ("IRC") governing tax-exempt private foundations as to certain interest-bearing loans from the Company to another corporation in which the tax-exempt foundation owns stock. The issue is whether such transactions constitute indirect self-dealing by the foundation, the result of which would be excise taxes on the Company by virtue of its participation in such transactions. By letter to the Company dated August 21, 2003, the IRS proposed an initial excise tax liability in the total amount approximating one million dollars as a result of such transactions. The Company disagrees with the IRS analysis. The Company is contesting the matter and expects to prevail on the merits. On October 14, 2003, in response to the IRS letter, the Company requested that this issue instead be referred to the IRS National Office for technical advice. The IRS audit team agreed and the matter was referred in November of 2003 to the IRS National Office. Such technical advise when issued by the IRS National Office will be in the form of a memorandum analyzing the issue which will be binding on the IRS audit team.

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

(B) Financial Instruments

In order to meet the financing needs of its customers in the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments are commitments to extend credit which involve elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheet.

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

The Company had commitments to extend credit relating to mortgage loans totaling $5.0 million at December 31, 2003. Commitments to extend credit are legally binding agreements to lend to a customer that generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments do not necessarily represent future liquidity requirements, as some could expire without being drawn upon. The Company evaluates each customer's creditworthiness on a case-by-case basis.

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

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations. The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities. As of December 31, 2003 and 2002, liabilities for guaranty association assessments totaled $2.5 million and $2.4 million, respectively. Other operating expenses related to state guaranty association assessments totaled $111,000 and $106,000 for the years ended December 31, 2003 and 2002, respectively. Due to changes in estimated liabilities, changes in estimated recoverable capitalized assessments, and assessment refunds received from states during 2001, a net credit resulted in other operating expenses for guaranty association assessments totaling $530,000 in 2001.

(D) Leases

The Company leases its executive office building and various computer and other office related equipment under operating leases. Rental expenses for these leases for the years ended December 31, 2003, 2002, and 2001 were $1.2 million, $1.2 million, and $1.1 million, respectively.

Total future annual lease obligations as of December 31, 2003, are as follows (in thousands):
2004	$797
2005	817
2006	817
2007	808
2008	650
2009 and thereafter, in aggregate	867

Total	$4,756

(10) STOCKHOLDERS' EQUITY

(A) Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below.
	Years Ended December 31,

	2003	2002	2001

	(In thousands)

Common stock shares outstanding:
Shares outstanding at beginning of year	3,525	3,515	3,504
Shares exercised under stock option plan	22	10	11

Shares outstanding at end of year	3,547	3,525	3,515

(B) Dividend Restrictions

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The restrictions are based on statutory earnings and surplus levels of the Company. The maximum dividend payment which may be made without prior approval in 2004 is $47.4 million. The Company has never paid cash dividends on its common stock, as it follows a policy of retaining any earnings in order to finance the development of business and to meet regulatory requirements for capital.

(C) Regulatory Capital Requirements

The Colorado Division of Insurance imposes minimum risk-based capital requirements on insurance companies that were developed by the National Association of Insurance Commissioners ("NAIC"). The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to statutory financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the Company's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The Company's current statutory capital and surplus is significantly in excess of all RBC requirements.

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

Nonqualified stock options were not issued in 2003 and 2002. The Committee approved the issuance of nonqualified stock options to selected officers of the Company during 2001 totaling 44,043. Additionally, during 2001 the Committee granted 10,000 nonqualified, nondiscretionary stock options to Company directors. The directors' stock options vest 20% annually following one full year of service to the Company from the date of grant. The officers' stock options vest 20% annually following three full years of service to the Company from the date of grant. The exercise prices of the stock options were set at the fair market values of the common stock on the dates of grant. A summary of shares available for grant and stock option activity is detailed below.
		Options Outstanding

	Shares		Weighted-
	Available		Average
	For Grant	Shares	Exercise Price

Balance at December 31, 2000	134,900	152,210	$74.20
Stock Options:
Granted	(54,043)	54,043	92.66
Exercised	-	(10,692)	51.15
Forfeited	700	(700)	99.50

Balance at December 31, 2001	81,557	194,861	80.50
Stock Options:
Exercised	-	(9,990)	68.65
Forfeited	3,100	(3,100)	92.22

Balance at December 31, 2002	84,657	181,771	80.95
Stock Options:
Exercised	-	(21,748)	67.75
Forfeited	850	(850)	95.99

Balance at December 31, 2003	85,507	159,173	$82.67

Vested and exercisable options at December 31, 2003, 2002, and 2001, totaled 91,790, 91,618, and 67,388, respectively. The weighted-average exercise price for these options was $73.44, $67.97, and $64.22, at December 31, 2003, 2002, and 2001, respectively.

The following table summarizes information about stock options outstanding at December 31, 2003.
	Options Outstanding

		Weighted-
	Number	Average	Options
	Outstanding	Remaining Life	Exercisable

Exercise prices:
$38.13	27,720	1.4	27,720
$65.00	21,584	2.3	21,584
$85.13	14,576	3.3	10,836
$105.25	35,750	4.3	19,050
$112.38	9,000	4.5	9,000
$92.13	40,943	7.3	-
$95.00	9,600	7.5	3,600

Totals	159,173		91,790

(11) EARNINGS PER SHARE

Earnings per share amounts for the Company are presented using two different computations. Basic earnings per share excludes dilutive effects of certain securities or contracts, such as stock options, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Stock options not included in the weighted average number of diluted shares because such shares would have been anti-dilutive were immaterial. The following table sets forth the computations of basic and diluted earnings per share.
	Years Ended December 31,

	2003	2002	2001

	(In thousands except per share amounts)

Numerator for basic and diluted
earnings per share:
Earnings from continuing operations
available to common stockholders
before and after assumed conversions	$55,782	42,066	46,719

Denominator:
Basic earnings per share -
weighted-average shares	3,535	3,522	3,511

Effect of dilutive stock options	30	30	30

Diluted earnings per share -
adjusted weighted-average shares
for assumed conversions	3,565	3,552	3,541

Basic earnings per share	$15.78	11.94	13.31

Diluted earnings per share	$15.64	11.84	13.19

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

SFAS No. 130 affects the Company's reporting presentation of certain items such as foreign currency translation adjustments, unrealized gains and losses on investment securities, and minimum pension liabilities. These items are reflected as components of other comprehensive income, as reported in the accompanying consolidated financial statements. Components of other comprehensive income and the related tax effect are provided below for 2003, 2002, and 2001.
	Amounts	Tax	Amounts
	Before	(Expense)	Net of
	Taxes	Benefit	Taxes

	(In thousands)
2003:
Unrealized gains (losses) on securities, net of effects
of deferred policy acquisition costs of $23,758:
Unrealized holding losses
arising during period	$17,964	(6,287)	11,677
Reclassification adjustment for
losses included in net earnings	3,380	(1,183)	2,197
Amortization of net unrealized losses
related to transferred securities	266	(93)	173
Unrealized losses on securities transferred
during period from held to maturity
to available for sale	148	(52)	96

Net unrealized gains on securities	21,758	(7,615)	14,143

Foreign currency translation adjustments	74	(26)	48
Minimum pension liability adjustment	344	(120)	224

Other comprehensive income	$22,176	(7,761)	14,415

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

(13) SEGMENT AND OTHER OPERATING INFORMATION

(A) Operating Segment Information

Under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. The Company's segments are organized based on product types and geographic marketing areas.

A summary of segment information, prepared in accordance with SFAS No. 131, is provided below.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)
2003:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$51,165	131,002	417,228	-	599,395
Total segment assets	358,697	516,604	4,329,777	77,524	5,282,602
Future policy benefits	299,560	369,947	3,810,584	-	4,480,091
Other policyholder liabilities	9,986	12,420	40,093	-	62,499

Condensed Income Statements:
Premiums and contract
revenues	$21,725	55,041	18,114	-	94,880
Net investment income	21,688	23,983	246,622	6,681	298,974
Other income	31	37	95	6,898	7,061

Total revenues	43,444	79,061	264,831	13,579	400,915

Policy benefits	16,000	17,937	3,243	-	37,180
Amortization of deferred
policy acquisition costs	8,983	12,109	32,737	-	53,829
Universal life and investment
annuity contract interest	8,896	17,775	149,703	-	176,374
Other operating expenses	7,526	11,489	23,809	5,952	48,776
Federal income taxes	673	6,502	18,218	2,511	27,904

Total expenses	42,078	65,812	227,710	8,463	344,063

Segment earnings	$1,366	13,249	37,121	5,116	56,852

2002:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$57,750	107,554	276,962	-	442,266
Total segment assets	367,767	472,198	3,214,823	69,126	4,123,914
Future policy benefits	296,478	343,652	2,808,835	-	3,448,965
Other policyholder liabilities	9,811	12,648	21,193	-	43,652

Condensed Income Statements:
Premiums and contract
revenues	$22,716	48,403	18,972	-	90,091
Net investment income	23,078	23,163	184,109	6,364	236,714
Other income	18	31	606	6,071	6,726

Total revenues	45,812	71,597	203,687	12,435	333,531

Policy benefits	14,585	14,959	1,755	-	31,299
Amortization of deferred
policy acquisition costs	8,081	10,467	17,251	-	35,799
Universal life and investment
annuity contract interest	9,625	16,452	124,402	-	150,479
Other operating expenses	9,660	12,972	8,889	5,417	36,938
Federal income taxes	1,293	5,606	17,207	2,350	26,456

Total expenses	43,244	60,456	169,504	7,767	280,971

Segment earnings	$2,568	11,141	34,183	4,668	52,560

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)
2001:
Selected Balance Sheet Items:
Deferred policy acquisition
costs	$64,036	86,389	250,955	-	401,380
Total segment assets	374,574	424,731	2,941,987	55,929	3,797,221
Future policy benefits	296,485	321,585	2,567,877	-	3,185,947
Other policyholder liabilities	9,718	11,304	17,633	-	38,655

Condensed Income Statements:
Premiums and contract
revenues	$22,722	42,526	23,791	-	89,039
Net investment income	24,810	24,060	180,522	5,474	234,866
Other income	39	29	296	5,883	6,247

Total revenues	47,571	66,615	204,609	11,357	330,152

Policy benefits	15,935	14,909	871	-	31,715
Amortization of deferred
policy acquisition costs	4,809	10,677	11,938	-	27,424
Universal life and investment
annuity contract interest	9,750	15,928	118,838	-	144,516
Other operating expenses	9,169	8,400	9,323	4,789	31,681
Federal income taxes	2,723	5,751	21,915	2,262	32,651

Total expenses	42,386	55,665	162,885	7,051	267,987

Segment earnings	$5,185	10,950	41,724	4,306	62,165

Reconciliations of segment information to the Company's consolidated financial statements are provided below.
	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$94,880	90,091	89,039
Net investment income	298,974	236,714	234,866
Other income	7,061	6,726	6,247
Realized losses on investments	(1,647)	(16,144)	(27,046)

Total consolidated premiums and other revenue	$399,268	317,387	303,106

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$27,904	26,456	32,651
Taxes on realized losses on investments	(577)	(5,650)	(9,466)
Taxes on cumulative effect of change in
accounting for equity-indexed annuities	-	-	1,149

Total taxes on consolidated net earnings	$27,327	20,806	24,334

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Net Earnings:
Total segment earnings	$56,852	52,560	62,165
Realized losses on investments,
net of taxes	(1,070)	(10,494)	(17,580)
Cumulative effect of change in accounting
for equity-indexed annuities, net of taxes	-	-	2,134

Total consolidated net earnings	$55,782	42,066	46,719

	December 31,

	2003	2002	2001

	(In thousands)
Assets:
Total segment assets	$5,282,602	4,123,914	3,797,221
Other unallocated assets	15,118	13,333	10,779

Total consolidated assets	$5,297,720	4,137,247	3,808,000

(B) Geographic Information

A significant portion of the Company's premiums and contract revenues are from countries other than the United States. Premiums and contract revenues detailed by country are provided below.
	Years Ended December 31,

	2003	2002	2001

	(In thousands)

United States	$41,444	42,860	47,826
Argentina	8,421	9,505	8,229
Peru	7,606	7,265	7,140
Chili	7,368	7,436	7,465
Brazil	7,238	3,147	955
Taiwan	5,925	4,950	4,026
Other foreign countries	29,850	25,322	22,652

Revenues, excluding reinsurance premiums	107,852	100,485	98,293
Reinsurance premiums	(12,972)	(10,394)	(9,254)

Total premiums and contract revenues	$94,880	90,091	89,039

Premiums and contract revenues are attributed to countries based on the location of the policyholder. The Company has no significant assets, other than financial instruments, located in countries other than the United States.

(C) Major Agency Relationships

A significant portion of the Company's premiums and deposits were sold through two independent marketing agencies in recent years. Combined business from these agencies accounted for approximately 35%, 30%, and 25% of total direct premium revenues and universal life and annuity contract deposits in 2003, 2002, and 2001, respectively.

(14) FAIR VALUES OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures About Fair Values Of Financial Instruments, requires disclosures of fair value information about financial instruments, whether or not recognized in a company's balance sheet, for which it is practicable to estimate a value. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Investment securities. Fair values for investments in debt and equity securities are based on quoted market prices, where available. For securities not actively traded, fair values are estimated using values obtained from various independent pricing services. In the cases where prices are unavailable from these sources, values are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

Cash and short-term investments. The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

Mortgage and other loans. The fair values of performing mortgage and other loans are estimated by discounting scheduled cash flows through the scheduled maturities of the loans, using interest rates currently being offered for similar loans to borrowers with similar credit ratings. Fair values for significant nonperforming loans are based on recent internal or external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

Policy loans. The fair values for policy loans are calculated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 2003 and 2002. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts. As a result, these assumptions incorporate both Company experience and mortality assumptions associated with such contracts.

Index options. Fair values for index options are based on quoted market prices.

Life interest in Libbie Shearn Moody Trust. The fair value of the life interest is estimated based on assumptions as to future dividends from the Trust over the life expectancy of Mr. Robert L. Moody. These estimated cash flows were discounted at a rate consistent with uncertainties relating to the amount and timing of future cash distributions. However, the Company has limited the fair value to the statutory admitted value of the Trust, as this is the maximum amount to be received from insurance proceeds in the event of Mr. Moody's premature death.

Annuity and supplemental contracts. Fair values of the Company's liabilities for deferred annuity contracts are estimated to be the cash surrender values of each contract. The cash surrender value represents the policyholder's account balance less applicable surrender charges. The fair values of liabilities for immediate annuity contracts and supplemental contracts with and without life contingencies are estimated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 2003 and 2002.

Fair values for the Company's insurance contracts other than annuity contracts are not required to be disclosed. This includes the Company's traditional and universal life products. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company's overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance and annuity contracts.

The carrying amounts and fair values of the Company's financial instruments are as follows:
	December 31, 2003		December 31, 2002

	Carrying	Fair	Carrying	Fair
	Values	Values	Values	Values

	(In thousands)

ASSETS
Investments in debt and equity securities:
Securities held to maturity	$2,821,016	2,924,347	2,161,951	2,303,296
Securities available for sale	1,387,414	1,387,414	1,038,568	1,038,568

Cash and short-term investments	68,210	68,210	85,544	85,544
Mortgage loans	152,035	161,717	168,634	176,769
Policy loans	89,757	114,187	92,714	126,906
Other loans	23,763	25,529	36,066	38,476
Index options	44,849	44,849	5,209	5,209
Life interest in Libbie Shearn
Moody Trust	2,861	12,775	3,164	12,775

LIABILITIES
Deferred annuity contracts	$3,566,956	3,090,101	2,570,286	2,283,240
Immediate annuity and
supplemental contracts	237,619	256,732	226,260	244,581

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

(15) RELATED PARTY TRANSACTIONS

Robert L. Moody, Jr. is the son of Robert L. Moody, the Company's Chairman and Chief Executive Officer, and is the brother of Ross R. Moody, the Company's President and Chief Operating Officer, and of Russell S. Moody and Frances A. Moody who serve as directors of National Western. Robert L. Moody, Jr. holds an agency marketing position as an employee of the Company. In addition, Robert L. Moody, Jr. wholly owns an insurance marketing organization that maintains an agency contract with National Western pursuant to which agency commissions are paid in accordance with the Company's standard commission schedules. Robert L. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are paid in accordance with standard commission schedules. Commissions paid under these agency contracts aggregated $310,526, $348,689, and $317,119 in 2003, 2002, and 2001, respectively. In conjunction with these agency contracts, Robert L. Moody, Jr. is eligible to attend Company sales conferences and functions based upon meeting published minimum levels of qualifying sales production.

Arthur O. Dummer, a director of National Western, wholly owns The Donner Company. The Donner Company was paid $59,000, $116,000, and $85,000 in 2003, 2002, and 2001, respectively, pursuant to an agreement with a reinsurance intermediary relating to a reinsurance contract between the Company and certain life insurance reinsurers.

During 2003, management fees totaling $275,905 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to a downstream nursing home subsidiary of National Western. RMS is 1% owned by general partner RCC management Services, Inc. ("RCC"), and 99% owned by limited partner, Three R Trusts. RCC is 100% owned by the Three R Trusts. The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody). Charles D. Milos, Senior Vice President-Mortgage Loans and Real Estate, and Director of the Company, is a Director and Vice President of RCC. Ellen C. Otte, Assistant Secretary of the Company, is a Director and Secretary of RCC.

On March 29, 2000, National Western Life Insurance Company purchased Nevada Health Development II, Limited Partnership from its partners, JWB Development Corporation (1% general partner interest), Three R Trusts (50% limited partner interest), and Jay W. Balentine (49% limited partner interest). This transaction involved the purchase of a nursing home in Reno, Nevada, owned by Nevada Health Development II, Limited Partnership, and a merger into a partnership owned by corporations that are wholly owned subsidiaries of National Western. The result was that the nursing home became the sole property of a subsidiary of National Western Life Insurance Company. Further, that purchase was ultimately financed by a mortgage loan totaling $7.0 million from National Western to a subsidiary, Regent Care Building, Limited Partnership (a Nevada limited partnership).

Further, as a result of that purchase, and the following merger of Nevada Health Development II, Limited Partnership, into Regent Care Building, Limited Partnership, another subsidiary of National Western, Regent Care Operations, Limited Partnership (a Nevada limited partnership), leased the nursing home building from Regent Care Building, Limited Partnership. Following that, Regent Care Operations, Limited Partnership, contracted with RMS for the management and operations of the nursing home.

The Company holds a common stock investment of approximately 9.4% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2003, the latest available financial information. Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 98% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). The Company utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to the Company's defined benefit and contribution plans. Robert L. Moody serves as Chairman of the Board and Chief Executive Officer of MNB. The ultimate owner of MNB is the Three R Trusts. Fees totaling $146,886, $138,606, and $130,804 were paid to MNB with respect to these services in 2003, 2002, and 2001, respectively.

(16) UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations for 2003 are summarized as follows:
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands except per share data)

2003:
Revenues	$77,452	101,244	96,164	124,408

Earnings	$9,726	17,085	10,437	18,534

Basic earnings per share	$2.76	4.84	2.95	5.23

Diluted earnings per share	$2.74	4.82	2.91	5.17

Quarterly results of operations for 2002 are summarized as follows:
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands except per share data)

2002:
Revenues	$81,301	71,772	83,233	81,081

Earnings	$12,234	8,808	11,815	9,209

Basic earnings per share	$3.48	2.50	3.35	2.61

Diluted earnings per share	$3.45	2.47	3.33	2.59

The fourth quarter net earnings for 2003 and 2002 reflect the following significant items.

Revenues for the fourth quarter were $124.4 million and $81.1 million for 2003 and 2002, respectively. The Company recorded fourth quarter 2003 consolidated net earnings of $18.5 million, or $5.17 per diluted share, as compared to net earnings of $9.2 million, or $2.59 per diluted share, reported for the fourth quarter of 2002. Death claim benefits were $6.0 million and $5.2 million for the quarters ended December 31, 2003 and 2002, respectively, while surrender benefits were $1.5 million and $2.1 million for the same periods.

Amortization of deferred policy acquisition costs were $20.0 million compared to $6.8 million for the fourth quarter of 2003 and 2002, respectively. The increase in 2003 is due to the increased sales of equity-indexed products which produced increased gross profits due to the positive stock market performance, thus increasing amortization. Also, the impact as a result of deferring sales inducement costs, which was initiated in 2003, contributes to increased amortization from 2002 compared to 2003. These costs were charged against earnings in 2002.

For the quarter, the Company reported net realized investment gains after tax of $2.2 million, or $0.63 per diluted share, versus net realized losses of $4.0 million, or $1.14 per diluted share, in the fourth quarter of 2002. The losses in 2002 related primarily to other than temporary impairment writedowns for debt securities. The Company had no such impairments in the fourth quarter of 2003.
NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE I
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2003
(In thousands)

	(1)	Fair	Balance Sheet
Type of Investment	Cost	Value	Amount

Fixed maturity bonds:
Securities held to maturity:
United States government and government
agencies and authorities	$208,532	204,615	208,532
States, municipalities, and political subdivisions	10,000	10,168	10,000
Foreign governments	41,148	43,047	41,148
Public utilities	426,391	459,877	426,391
Corporate	990,309	1,052,942	990,309
Mortgage-backed	967,036	971,607	967,036
Asset-backed	177,600	182,091	177,600

Total securities held to maturity	2,821,016	2,924,347	2,821,016

Securities available for sale:
United States government and government
agencies and authorities	265	267	267
States, municipalities, and political subdivisions	27,698	28,610	28,610
Foreign Government	10,666	11,066	11,066
Public utilities	120,788	125,120	125,120
Corporate	836,480	886,675	886,675
Mortgage-backed	272,272	272,748	272,748
Asset-backed	43,268	44,751	44,751

Total securities available for sale	1,311,437	1,369,237	1,369,237

Total fixed maturity bonds	4,132,453	4,293,584	4,190,253

Equity securities:
Securities available for sale:
Common stocks:
Public utilities	901	1,078	1,078
Banks, trust and insurance companies (2)	302	378	378
Corporate	2,176	2,682	2,682
Preferred stocks	7,718	8,197	8,197

Total equity securities	11,097	12,335	12,335

Index options	20,321		44,849
Mortgage loans (3)	141,792		141,132
Policy loans	89,757		89,757
Other long-term investments (4)	52,697		49,912
Cash and short-term investments	68,210		68,210

Total investments other than
investments in related parties	$4,516,327		4,596,448

Notes:
(1) Bonds are shown at amortized cost, mortgage loans are shown at unpaid principal balances before allowances for possible losses of $660,000, and real estate is stated at cost before allowances for possible losses of $2.8 million.
(2) Equity securities with related parties having a cost of $195,000 and balance sheet amount of $5.8 million have been excluded.
(3) Mortgage loans with related parties totaling $10.9 million have been excluded.
(4) Real estate acquired by foreclosure included in other long-term investments is as follows: cost $8.5 million; balance sheet amount $6.8 million.
NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2003, 2002, and 2001
(In thousands)

		(1)
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Reductions	Transfers	Period

Valuation accounts deducted
from applicable assets:

Allowance for possible
losses on mortgage loans:

December 31, 2003	$660	-	-	-	660

December 31, 2002	$2,115	(1,455)	-	-	660

December 31, 2001	$4,215	(2,100)	-	-	2,115

Allowance for possible
losses on real estate:

December 31, 2003	$2,713	72	-	-	2,785

December 31, 2002	$2,513	200	-	-	2,713

December 31, 2001	$2,488	25	-	-	2,513

Notes:
(1) These amounts were recorded to realized (gains) losses on investments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)
Date: March 13, 2004	/S/ Robert L. Moody

By: Robert L. Moody, Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title (Capacity)	Date

/S/ Robert L. Moody	Chairman of the Board and	March 13, 2004

Robert L. Moody	Chief Executive Officer, and Director
(Principal Executive Officer)

/S/ Ross R. Moody	President and Chief Operating Officer, and Director	March 13, 2004

Ross R. Moody

/S/ Brian M. Pribyl	Senior Vice President - Chief Financial &	March 13, 2004

Brian M. Pribyl	Administrative Officer, and Treasurer
(Principal Financial Officer)

/S/ Kay E. Osbourn	Vice President, Controller & Assistant Treasurer	March 13, 2004

Kay E. Osbourn	(Principal Accounting Officer)

/S/ Arthur O. Dummer	Director	March 13, 2004

Arthur O. Dummer

/S/ Harry L. Edwards	Director	March 13, 2004

Harry L. Edwards

/S/ E. Douglas McLeod	Director	March 13, 2004

E. Douglas McLeod

/S/ Charles D. Milos	Director	March 13, 2004

Charles D. Milos

/S/ Frances A. Moody	Director	March 13, 2004

Frances A. Moody

/S/ Russell S. Moody	Director	March 13, 2004

Russell S. Moody

/S/ Louis E. Pauls, Jr.	Director	March 13, 2004

Louis E. Pauls, Jr.

/S/ E.J. Pederson	Director	March 13, 2004

E.J. Pederson