Form 10-Q
period 2004-03-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2004-05-10
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ √ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

As of May 6, 2004, the number of shares of Registrant's common stock outstanding was: Class A - 3,356,103 and Class B - 200,000.

INDEX

Part I. Financial Information:	Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
March 31, 2004 (Unaudited) and December 31, 2003

Condensed Consolidated Statements of Earnings
For the Three Months Ended March 31, 2004 and 2003 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2004 and 2003 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2004 and 2003 (Unaudited)

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2004 and 2003 (Unaudited)

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
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	(Unaudited)
	March 31,	December 31,
ASSETS	2004	2003

Cash and investments:
Securities held to maturity, at amortized cost	$2,976,196	2,821,016
Securities available for sale, at fair value	1,455,512	1,387,414
Mortgage loans, net of allowances for possible
losses ($0 and $660)	151,610	152,035
Policy loans	88,507	89,757
Index options	41,768	44,849
Other long-term investments	48,408	49,912
Cash and short-term investments	58,320	68,210

Total cash and investments	4,820,321	4,613,193

Deferred policy acquisition costs	532,643	558,455
Deferred sales inducements	45,941	40,940
Accrued investment income	56,125	53,979
Other assets	31,964	31,153

	$5,486,994	5,297,720

Note: The condensed consolidated balance sheet at December 31, 2003, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	(Unaudited)
	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2004	2003

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$141,450	142,056
Universal life and investment annuity contracts	4,428,813	4,338,035
Other policyholder liabilities	61,841	62,499
Federal income tax liability:
Current	1,226	3,757
Deferred	46,688	8,409
Other liabilities	49,882	63,106

Total liabilities	4,729,900	4,617,862

COMMITMENTS AND CONTINGENCIES (Note 5, 7 and 8)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,355,245
and 3,346,685 issued and outstanding in 2004 and 2003	3,355	3,347
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2004 and 2003	200	200
Additional paid-in capital	30,091	29,192
Accumulated other comprehensive income	30,469	23,453
Retained earnings	692,979	623,666

Total stockholders' equity	757,094	679,858

	$5,486,994	5,297,720

Note: The condensed consolidated balance sheet at December 31, 2003, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)
(In thousands, except per share amounts)
	2004	2003

Premiums and other revenue:
Traditional life and annuity premiums	$4,139	3,380
Universal life and investment annuity contract revenues	20,254	20,201
Net investment income	72,481	58,863
Other income	2,131	1,717
Realized gains (losses) on investments	1,459	(6,709)

Total premiums and other revenue	100,464	77,452

Benefits and expenses:
Life and other policy benefits	9,404	11,795
Amortization of deferred policy acquisition costs	20,720	8,483
Universal life and investment annuity contract interest	37,679	33,037
Other operating expenses	10,435	9,394

Total benefits and expenses	78,238	62,709

Earnings before Federal income taxes and cumulative effect of
change in accounting principle	22,226	14,743

Provision (benefit) for Federal income taxes:
Current	2,778	5,669
Deferred	4,832	(652)

Total Federal income taxes	7,610	5,017

Earnings before cumulative effect of change in accounting principle	14,616	9,726

Cumulative effect of change in accounting principle, net of
$29,452 of Federal income taxes	54,697	-

Net earnings	$69,313	9,726

Basic Earnings Per Share:
Earnings before cumulative effect of change in accounting principle	$4.11	2.76
Cumulative effect of change in accounting principle	15.39	-

Net earnings	$19.50	2.76

Diluted Earnings Per Share:
Earnings before cumulative effect of change in accounting principle	$4.06	2.74
Cumulative effect of change in accounting principle	15.21	-

Net earnings	$19.27	2.74

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)
(In thousands)
	2004	2003

Net earnings	$69,313	9,726

Other comprehensive income, net of effects of
deferred policy acquisition costs and taxes:
Unrealized gains on securities:
Unrealized holding gains arising during period	6,967	1,442
Reclassification adjustment for losses included in net earnings	53	3,774
Amortization of net unrealized losses
related to transferred securities	62	222

Net unrealized gains on securities	7,082	5,438

Foreign currency translation adjustments	(66)	79

Other comprehensive income	7,016	5,517

Comprehensive income	$76,329	15,243

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)
(In thousands)
	2004	2003

Common stock:
Balance at beginning of year	$3,547	3,525
Shares exercised under stock option plan	8	-

Balance at end of period	3,555	3,525

Additional paid-in capital:
Balance at beginning of year	29,192	26,759
Increase related to stock option plan	899	156

Balance at end of period	30,091	26,915

Accumulated other comprehensive income:
Unrealized gains on securities:
Balance at beginning of year	22,467	8,324
Change in unrealized gains during period	7,082	5,438

Balance at end of period	29,549	13,762

Foreign currency translation adjustments:
Balance at beginning of year	3,297	3,249
Change in translation adjustments during period	(66)	79

Balance at end of period	3,231	3,328

Minimum pension liability adjustment:
Balance at beginning of year	(2,311)	(2,535)
Change in minimum pension liability adjustment during period	-	-

Balance at end of period	(2,311)	(2,535)

Accumulated other comprehensive income at end of period	30,469	14,555

Retained earnings:
Balance at beginning of year	623,666	567,884
Net earnings	69,313	9,726

Balance at end of period	692,979	577,610

Total stockholders' equity	$757,094	622,605

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)
(In thousands)
	2004	2003

Cash flows from operating activities:
Net earnings	$69,313	9,726
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and investment annuity contract interest	37,679	33,037
Surrender charges and other policy revenues	(5,369)	(6,891)
Realized losses (gains) on investments	(1,459)	6,709
Accrual and amortization of investment income	(1,985)	(3,111)
Depreciation and amortization	420	351
Decrease in value of index options	5,242	2,014
Increase in deferred policy acquisition costs	(18,834)	(22,873)
Decrease (increase) in accrued investment income	(2,146)	2,033
Decrease (increase) in other assets	(445)	(1,553)
Decrease in liabilities for future policy benefits	(724)	(716)
Increase in other policyholder liabilities	(658)	5,464
Increase in Federal income tax liability	31,905	5,061
Increase (decrease) in other liabilities	(10,316)	29,176
Payments pertaining to lawsuit settlement	(2,917)	-
Cumulative effect of change in accounting principle, before taxes	(84,149)	-
Other	79	118

Net cash provided by operating activities	15,636	58,545

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	-	1,970
Securities available for sale	3,544	3,565
Other investments	6,279	3,393
Proceeds from maturities and redemptions of:
Securities held to maturity	111,041	169,410
Securities available for sale	16,831	27,361
Purchases of:
Securities held to maturity	(264,264)	(198,924)
Securities available for sale	(65,496)	(79,447)
Other investments	(6,254)	(3,633)
Principal payments on mortgage loans	5,001	7,329
Cost of mortgage loans acquired	(3,830)	(12,239)
Decrease in policy loans	1,250	1,803
Other	(393)	(160)

Net cash used in investing activities	(196,291)	(79,572)

	(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)
(In thousands)
	2004	2003

Cash flows from financing activities:
Deposits to account balances for universal life
and investment annuity contracts	$275,953	176,224
Return of account balances on universal life
and investment annuity contracts	(105,725)	(81,192)
Issuance of common stock under stock option plan	523	-

Net cash provided by financing activities	170,751	95,032

Effect of foreign exchange	14	(15)

Net increase (decrease) in cash and short-term investments	(9,890)	73,990
Cash and short-term investments at beginning of year	68,210	85,544

Cash and short-term investments at end of period	$58,320	159,534

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$10	10
Income taxes	4,700	-

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of its operations and its cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov.

The accompanying condensed consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly-owned subsidiaries (the "Company"), The Westcap Corporation, NWL Investments, Inc., NWL Services, Inc., and NWL Financial, Inc. All significant intercorporate transactions and accounts have been eliminated in consolidation. During the first quarter of 2004, NWL 806 Main, Inc. and NWL Properties, Inc. were merged into the Company as these subsidiaries had been dormant for some time. These entities were reported and consolidated prior to this merger as wholly-owned subsidiaries, and therefore, these mergers did not result in a financial impact to the Company.

Certain reclassifications have been made to the prior periods to conform to the reporting categories used in 2004.

(2)  CHANGES IN ACCOUNTING PRINCIPLES

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"). SOP 03-1 provides guidance relating to the reporting by insurance enterprises for certain contracts and insurance specific accounting issues and is effective for financial statements for fiscal years beginning after December 15, 2003. In the first quarter of 2004 the Company adopted the reserving method for its two-tier annuity products, which were issued from 1984 until 1992, in accordance with the SOP 03-1 guidance. The new reserving method under SOP 03-1 requires that the Company hold a reserve equal to the cash surrender value and establish an additional liability for expected annuitizations. The Company previously maintained reserves for two-tier annuities at the account balance value which is substantially higher than the cash value reserve. This reserving change resulted in an adjustment decreasing reserves, less deferred acquisition costs written off, by $54.7 million, net of taxes. The amount is reflected as a change in accounting principle as of January 1, 2004. Components of the accounting change are detailed below.
(In thousands)

Reduction in reserve for future policy benefits	$119,205
Write off of deferred acquisition costs	(35,056)

84,149
Federal income taxes	(29,452)

Cumulative effect of change in accounting for
two-tier annuities, net of tax	$54,697

At March 31, 2004, the Company held a reserve relating to two-tier annuities in the amount of $24.5 million as an additional liability relating to annuitization benefits. The expected annuitizations were determined based upon actual experience relating to this block of business, which is relatively seasoned and the policies are no longer issued by the Company.

Another aspect of SOP 03-1 relates to sales inducements for investment or universal life type contracts which are to be recognized as part of the liability for future policy benefits and deferred and amortized using the same methodology and assumptions used to amortize capitalized acquisition costs. In accordance with SOP 03-1 guidance, sales inducement costs deferred were $45.9 million and $40.9 million for the quarters ended March 31, 2004 and 2003, respectively. Amortization related to these deferred costs was $1.3 million and $0.1 million for the quarters ended March 31, 2004 and 2003, respectively.

FASB Interpretation No. 46 ("FIN" 46) Consolidation of Variable Interest Entities was issued January 2003; in December 2003, the FASB issued Revised Interpretation No. 46, ("FIN" 46R). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation. FIN 46R clarifies how to identify a variable interest entity ("VIE") and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements. A company that absorbs a majority of a VIE's expected losses, receives a majority of a VIE's expected residual returns, or both, is the primary beneficiary and is required to consolidate the VIE into its financial statements. FIN 46R also requires disclosure of certain information where the reporting company is the primary beneficiary or holds a significant variable interest in a VIE (but is not the primary beneficiary). FIN 46R was effective for public companies that have interests in VIEs or potential VIEs that are special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required for periods ending after March 15, 2004. The adoption of FIN 46R in the first quarter of 2004 did not have a significant impact on the Company's consolidated financial statements.

(3)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The Company paid no cash dividends on common stock during the three months ended March 31, 2004 and 2003, as it follows a policy of retaining any earnings in order to finance the development of business and to meet regulatory requirements for capital.

(4)  EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options. Refer to Exhibit 11 of this report for further information concerning the computation of earnings per share.

(5)  PENSION PLANS

The Company sponsors a qualified defined benefit pension plan covering substantially all full-time employees. The plan provides benefits based on the participants' years of service and compensation. The Company makes annual contributions to the plan that comply with the minimum funding provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The following summarizes the components of net periodic benefit cost.
	Three Months Ended March 31,

	2004	2003

	(In thousands)

Service cost	$121	88
Interest cost	219	204
Expected return on plan assets	(172)	(179)
Amortization of prior service cost	(5)	(8)
Amortization of net loss	69	38

Net periodic benefit cost	$232	143

As previously disclosed in its financial statements for the year ended December 31, 2003, the Company expects to contribute $760,000 to the plan in 2004. No contributions have been made in 2004 to date.

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

Amendments were made to the plan to allow an additional employee to participate and to change the benefit formula for the Chairman of the Company. Any additional obligations are a liability to the Company. The following summarizes the components of net periodic benefit costs.
	Three Months Ended March 31,

	2004	2003

	(In thousands)

Service cost	$98	117
Interest cost	34	38
Amortization of prior service cost	73	79

Net periodic benefit cost	$205	234

As previously disclosed in its financial statements for the year ended December 31, 2003, the Company expects to contribute $240,000 to the plan in 2004. No contributions have been made in 2004 to date.

(6)  SEGMENT AND OTHER OPERATING INFORMATION

Under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas. A summary of segment information for the quarters ended March 31, 2004 and 2003 is provided below.
Selected Segment Information:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

March 31, 2004:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$50,384	131,574	396,626	-	578,584
Total segment assets	366,027	531,948	4,494,521	78,036	5,470,532
Future policy benefits	299,855	376,639	3,893,769	-	4,570,263
Other policyholder liabilities	10,454	10,196	41,191	-	61,841

Three Months Ended
March 31, 2004:
Condensed Income Statements:
Premiums and contract
revenues	$5,573	16,125	2,695	-	24,393
Net investment income	5,027	5,641	61,166	647	72,481
Other income	3	-	55	2,073	2,131

Total revenues	10,603	21,766	63,916	2,720	99,005

Policy benefits	4,123	4,786	495	-	9,404
Amortization of deferred
policy acquisition costs	1,255	6,376	13,089	-	20,720
Universal life and investment
annuity contract interest	2,651	3,994	31,034	-	37,679
Other operating expenses	2,264	3,065	3,326	1,780	10,435
Federal income taxes	106	1,212	5,460	321	7,099

Total expenses	10,399	19,433	53,404	2,101	85,337

Segment earnings	$204	2,333	10,512	619	13,668

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

March 31, 2003:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$54,685	113,153	289,805	-	457,643
Total segment assets	375,301	485,242	3,404,253	69,956	4,334,752
Future policy benefits	301,581	344,051	2,929,504	-	3,575,136
Other policyholder liabilities	9,774	13,417	25,925	-	49,116

Three Months Ended
March 31, 2003:
Condensed Income Statements:
Premiums and contract
revenues	$5,516	13,307	4,758	-	23,581
Net investment income	5,505	5,744	46,807	807	58,863
Other income	11	9	40	1,657	1,717

Total revenues	11,032	19,060	51,605	2,464	84,161

Policy benefits	4,590	5,365	1,840	-	11,795
Amortization of deferred
policy acquisition costs	3,325	2,357	2,801	-	8,483
Universal life and investment
annuity contract interest	2,368	3,782	26,887	-	33,037
Other operating expenses	2,803	3,191	1,972	1,428	9,394
Federal income taxes (benefits)	(705)	1,498	6,216	356	7,365

Total expenses	12,381	16,193	39,716	1,784	70,074

Segment earnings (losses)	$(1,349)	2,867	11,889	680	14,087

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.
	Three Months Ended March 31,

	2004	2003

	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$24,393	23,581
Net investment income	72,481	58,863
Other income	2,131	1,717
Realized gains (losses) on investments	1,459	(6,709)

Total consolidated premiums and other revenue	$100,464	77,452

	Three Months Ended March 31,

	2004	2003

	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$7,099	7,365
Taxes (benefits) on realized gains (losses) on investments	511	(2,348)
Taxes on cumulative effect of change in accounting
principle	29,452	-

Total consolidated Federal income taxes	$37,062	5,017

	Three Months Ended March 31,

	2004	2003

	(In thousands)
Net Earnings:
Total segment earnings	$13,668	14,087
Realized gains (losses) on investments,
net of taxes	948	(4,361)
Cumulative effect of change in accounting principle	54,697	-

Total consolidated net earnings	$69,313	9,726

	March 31,

	2004	2003

	(In thousands)
Assets:
Total segment assets	$5,470,532	4,334,752
Other unallocated assets	16,462	12,353

Total consolidated assets	$5,486,994	4,347,105

(7)  REINSURANCE

Effective January 1, 2004, the Company amended its reinsurance treaties to reinsure any risk in excess of $250,000 on the life of any one individual. Prior to this the Company reinsured any risk over $200,000. This change results in a reduction of reinsurance premiums of approximately $0.5 million per quarter and the reinsurance ceded volume of in force decreased approximately $400 million due to the additional retention by the Company.

(8)  LEGAL PROCEEDINGS

In the course of an audit of a charitable tax-exempt foundation, the Internal Revenue Service ("IRS") raised an issue under the special provisions of the Internal Revenue Code ("IRC") governing tax-exempt private foundations with regard to certain interest-bearing loans from the Company to another corporation in which the tax-exempt foundation owns stock. The issue is whether such transactions constitute indirect self-dealing by the foundation, the result of which would be excise taxes on the Company by virtue of its participation in such transactions. By letter to the Company dated August 21, 2003, the IRS proposed an initial excise tax liability in the total amount approximating one million dollars as a result of such transactions. The Company disagrees with the IRS analysis. The Company is contesting the matter and expects to prevail on the merits. On October 14, 2003, in response to the IRS letter, the Company requested that this issue instead be referred to the IRS National Office for technical advice. The IRS audit team agreed and the matter was referred in November of 2003 to the IRS National Office. Such technical advice when issued by the IRS National Office will be in the form of a memorandum analyzing the issue which will be binding on the IRS audit team. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability, if any, associated with this matter will have a material adverse effect on the financial condition or operating results of the Company.

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

OVERVIEW

Insurance Operations - Domestic

The Company is currently licensed to do business in all states except for New York. Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products. The majority of domestic sales are the Company's annuities, which include single and flexible premium deferred annuities, single premium immediate annuities, and equity-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At March 31, 2004, the Company maintained approximately 117,300 annuity policies in force.

National Western markets and distributes its domestic products primarily through independent marketing organizations ("IMOs"). These IMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 9,700 independent agents contracted. Roughly 40% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain investment contracts are also available. At March 31, 2004, the Company had approximately 60,000 international life insurance policies in force representing approximately $10.4 billion in face amount of coverage.

International applications are submitted by independent contractor broker-agents. The Company has approximately 3,800 independent international brokers currently contracted, 55% of which have submitted policy applications to the Company in the past twelve months.

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
	Three Months Ended March 31,

	2004	2003

	(In thousands)
International:
Universal life	$1,988	3,996
Traditional life	499	554
Equity-indexed life	3,797	2,279

	6,284	6,829

Domestic:
Universal life	389	249
Traditional life	91	86

	480	335

Totals	$6,764	7,164

Life insurance sales as measured by annualized first year premiums decreased 5.6% in the first quarter of 2004 as compared to the first quarter of 2003. The Company experienced tremendous growth in international life insurance sales beginning in 2002 due to the addition of new distribution, the development of its first equity-indexed universal life ("EIUL") insurance product, and the exit of competitors from several geographic areas. Given these factors, international life insurance sales in 2002 increased 130% over the prior year. Much of this growth was a realization of pent up demand that the Company did not expect to repeat in 2003. However, 2003 sales remained at a high level finishing just 3% lower than the record sales achieved in 2002.

International life insurance sales in the first quarter of 2004 trailed the pace of the first quarter of 2003 as the latter included an amount pertaining to the pent up demand sales situation described above. In addition, during the first quarter of 2004, the Company repriced core universal life products to incorporate new features and adjust for the low interest rate environment that has emerged over the past several years. Consequently, international life insurance sales in the first quarter were tempered somewhat as the Company's independent contractor agency force adapted to the product changes. Applications submitted from residents of South America and the Pacific Rim historically have been the majority of the Company's international life insurance sales. Over the past year, considerable effort has been directed toward development of a traditional endowment form of life insurance product for residents of Eastern European countries. While applications have been received from residents of these countries, sales are still in a developmental phase.

Domestic operations have generally focused more heavily on annuity sales than on life insurance sales. The Company spent the greater part of 2003 revamping its domestic life operations by changing the way it contracts distribution for life business, eliminating products and distribution that have not contributed significantly to earnings, and creating new and competitive products. A new single premium universal life product was launched at the end of 2003 accounting for the majority of the increase in domestic universal life insurance sales in the first quarter of 2004 over the same period in 2003.

The following table sets forth information regarding the Company's life insurance in force for each date presented.
	Insurance In Force as of March 31,

	2004	2003

	($ in thousands)
Universal life:
Number of policies	86,410	87,610
Face amounts	$8,575,230	8,527,500

Traditional life:
Number of policies	59,050	61,890
Face amounts	$1,524,100	1,350,390

Equity-indexed life:
Number of policies	8,060	4,500
Face amounts	$1,565,840	838,196

Rider face amounts	$1,341,700	1,244,554

Total life insurance:
Number of policies	153,520	154,000
Face amounts	$13,006,870	11,960,640

While the total number of policies in force remained relatively constant year over year, the face amount of insurance coverage in force increased by approximately $1 billion. This reflects the Company's changing business mix toward international life sales. The international life products typically have larger average face amounts of coverage per policy due to the higher net worth of the individuals purchasing these products. The average face amount of coverage for international life product sales in the first quarter of 2004 was approximately $230,000. In contrast, the average face amount of coverage for domestic life product sales was roughly $89,000 during the quarter.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.
	Three Months Ended March 31,

	2004	2003

	(In thousands)

Equity-indexed annuities	$157,068	36,728
Other deferred annuities	102,484	125,279
Immediate annuities	14,663	7,514

Total	$274,215	169,521

Annuity sales increased nearly 62% in the first quarter of 2004 over the comparable period in 2003. The Company experienced significant growth in annuity sales during 2003 reaching nearly $1.2 billion for the year. Sales during the first quarter of 2004 continued at much the same pace as 2003 although the mix of product sales changed from the same period last year. With a stronger performance in the equity market, sales of equity-indexed annuity products became more prevalent during 2003 and have continued thus far in 2004. Contributing to the increase in sales of these products was the Company's new portfolio of equity-indexed annuities featuring a different indexing mechanism (monthly cap) to complement its existing equity-indexed annuity products which utilize a point-to-point indexing feature. This portfolio was introduced throughout 2003 as state insurance departments approved the products for sale.

During 2003, the Company made several adjustments to its portfolio of fixed rate deferred annuity products as a result of market conditions and the historical low level of interest rates. These changes included decreasing credited interest rates, cutting agent commissions, and discontinuing the sale of certain products. While these changes did not substantially impact the pace of new business, they contributed to the change in preference toward equity-indexed type products.

The following table sets forth information regarding annuities in force for each date presented.
	Annuities In Force as of March 31,

	2004	2003

	($ in thousands)

Equity-indexed annuities
Number of policies	18,260	9,280
GAAP annuity reserves	$1,036,502	444,581

Other deferred annuities
Number of policies	86,700	80,600
GAAP annuity reserves	$2,620,670	2,248,461

Immediate annuities
Number of policies	12,340	12,740
GAAP annuity reserves	$233,147	233,496

Total annuities
Number of policies	117,300	102,620
GAAP annuity reserves	$3,890,319	2,926,538

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

Consolidated Operations

Revenues. The following details Company revenues.
	Three Months Ended March 31,

	2004	2003

	(In thousands)

Universal life and annuity product charges	$20,254	20,201
Traditional life premiums	4,139	3,380
Net investment income (excluding index options)	71,095	63,327
Other revenue	2,131	1,717

Operating revenues	97,619	88,625
Index option gains (losses)	1,386	(4,464)
Realized gains (losses) on investments	1,459	(6,709)

Total revenues	$100,464	77,452

Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances. Product sales have remained consistent from 2003 to 2004 with the block of business in force, particularly international universal life products, growing steadily. This contributes to higher revenues in the form of cost of insurance charges which were $14.7 million in the first quarter of 2004 compared to $13.4 million at March 31, 2003. Surrender charges assessed against policyholder account balances upon withdrawal decreased to $4.7 million in the first quarter of 2004 versus $5.3 million in 2003. Surrender charges for the quarter ended March 31, 2004 would have been approximately $6.2 million if the change in accounting for two-tier annuities had not been implemented.

Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. These are product lines that the Company has not put as much of an emphasis on relative to interest sensitive products, particularly in its international life insurance operations. However, renewal premiums increased to $3.8 million in 2004 compared to $2.9 million in the first quarter of 2003.

A detail of net investment income is provided below.
	Three Months Ended March 31,

	2004	2003

	(In thousands)
Gross investment income:
Debt securities	$65,384	56,695
Mortgage loans	3,192	3,737
Policy loans	1,627	1,780
Other investment income	1,476	1,594

Total investment income	71,679	63,806
Investment expenses	584	479

Net investment income (excluding index options)	71,095	63,327
Index options gains (losses)	1,386	(4,464)

Net investment income	$72,481	58,863

Net investable cash flow is primarily invested in investment grade debt securities. With the low interest rate environment during 2003 and continuing into 2004, this has been reinforced as the market for mortgage loans fell below the Company's required yield levels for this type of investment. Despite the drop in interest rate levels, the Company still generated higher overall net investment earnings due to higher levels of invested assets.

Net investment income performance is summarized as follows:
	Three Months Ended March 31,

	2004	2003

	(In thousands except percentages)

Excluding index options:

Net investment income	$71,095	63,327
Average invested assets, at amortized cost	$4,535,874	3,629,054
Annual yield on average invested assets	6.27%	6.98%

Including index options:

Net investment income	$72,481	58,863
Average invested assets, at amortized cost	$4,535,874	3,644,786
Annual yield on average invested assets	6.34%	6.46%

The yield on average invested assets has declined from 6.98% in 2003 to 6.27% in 2004, excluding index options. This decline in yield is due to the overall interest rate declines in the market and the Company obtaining lower yields on new invested funds. Net investment income performance is analyzed excluding the index option income which is a common practice in the insurance industry in order to assess underlying profitability and results from ongoing operations.

Other income primarily pertains to the Company's operations involving a nursing home. Revenues associated with this operation were $2.1 million and $1.7 million for the three months ended March 31, 2004 and 2003, respectively.

Index options are derivative financial instruments used to fully hedge the equity return component of the Company's equity-indexed products which were first introduced for sale in 1997. In 2002, the Company began selling an equity-indexed universal life product. Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income. However, increases or decreases in income from these options are substantially offset by corresponding increases or decreases in amounts paid to equity-indexed policyholders.

A strong performance in the stock market, specifically the S&P 500® Index during the first quarter of 2004, is reflected in the gains reported of $1.4 million as of March 31, 2004 compared to losses of $4.5 million for the same period in 2003. Index options are intended to act as hedges to match closely the returns on the S&P 500 Index®. With an increase or decline in this index, the index option values likewise increase or decline. While income from index options was higher, the contract interest expense for the Company's equity-indexed products was also higher.

Realized investment gains of $1.5 million and realized investment losses of $6.7 million were recorded in the first quarters of 2004 and 2003, respectively. The gains recorded during 2004 are primarily from the release of a valuation allowance relating to a mortgage loan no longer impaired and the recognition of a realized gain on the sale of real estate. During 2003 the realized losses were primarily due to other-than-temporary impairment writedowns recorded on several bond holdings as a result of securities issuers having deteriorating operating trends, decreases in debt ratings, or other various operational and economic factors resulting in impairment. No impairment writedowns were recorded in the first quarter of 2004.

Benefits and Expenses.  The following details benefits and expenses.
	Three Months Ended March 31,

	2004	2003

	(In thousands)

Policy benefits	$9,404	11,795
Amortization of deferred policy acquisition costs	20,720	8,483
Universal life and annuity contract interest	37,679	33,037
Other operating expenses	10,435	9,394

Totals	$78,238	62,709

The Company benefited from favorable mortality experience in the first quarter of 2004 resulting in lower policy benefits. Death claims decreased from $8.0 million during the first quarter of 2003 to $7.2 million for 2004. While death claim amounts are subject to variation from period to period, the Company's mortality experience has generally been consistent with its product pricing assumptions.

Life insurance companies are required to defer certain expenses associated with acquiring new business. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses and sales inducements. The Company defers sales inducements in the form of first year interest bonuses on annuity and universal life products that are directly related to the production of new business. These charges are commonly deferred and amortized by insurers using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. Recognition of these deferred policy acquisition costs in the financial statements occurs over future periods in relation to the emergence of profits priced into the products sold. This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns. Companies are required to review these assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profits pattern is to be "unlocked" and reset based upon the actual experience. While the Company is required to evaluate its emergence of profits continually, management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience.

Amortization of deferred policy acquisition costs increased to $20.7 million in the first quarter of 2004 compared to $8.5 million in 2003. Increased amortization in 2004 is due to the substantial increase in the Company's block of business over the past couple of years and amortization of annuity sales inducements. The increase in international life sales has caused an increase in life insurance in force since 2001 from $10.0 billion to $13.0 billion at March 31, 2004. In addition, annuity sales activity has increased the number of active annuity contracts from 100,000 at June 30, 2002, to 117,300 at March 31, 2004. Deferred acquisition costs associated with this growth in business are being amortized currently in conjunction with the emergence of profits from these blocks of policies.

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

Contract interest also includes the performance of the equity-index component of the Company's equity-indexed products. As previously noted, the recent market performance of these equity-index features increased contract interest expenses while also increasing the Company's investment income given the hedge nature of the options purchased for these products. Excluding equity-indexed products, the Company's average credited rate on annuity products was approximately 3.9% and 4.4% in the first quarter of 2004 and 2003, respectively. The 2004 credited rate is appreciably lower due to the previously mentioned change in accounting for two-tier annuities. The cash value fund, which is the post-change account balance, generally credits a lower rate of interest than the higher account balance. The average credited rate for interest sensitive life products approximated 4.6% and 4.9% in the first quarters of 2004 and 2003, respectively.

Other operating expenses consist of general administrative expenses, licenses and fees, and commissions not subject to deferral. Like other income, nursing home operation expenses are included in other operating expenses in the amount of $1.8 million and $1.4 million for the first quarters of 2004 and 2003, respectively. In addition, taxes and license fees increased in 2004 over 2003 due to state income tax increases of approximately $0.3 million resulting from increased annuity business.

Federal Income Taxes. Federal income taxes on earnings from continuing operations reflect effective tax rates of 34.2% and 34.0% for the first quarter of 2004 and 2003, respectively, which are lower than the expected Federal rate of 35%. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the quarters ended March 31, 2004 and 2003 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Segment earnings (losses):

March 31, 2004	$204	2,333	10,512	619	13,668

March 31, 2003	$(1,349)	2,867	11,889	680	14,087

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.
	Three Months Ended March 31,

	2004	2003

	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$5,573	5,516
Net investment income	5,027	5,505
Other income	3	11

Total premiums and other revenue	10,603	11,032

Benefits and expenses:
Policy benefits	4,123	4,590
Amortization of deferred policy acquisition costs	1,255	3,325
Universal life insurance contract interest	2,651	2,368
Other operating expenses	2,264	2,803

Total benefits and expenses	10,293	13,086

Segment earnings (losses) before Federal income taxes	310	(2,054)

Provision (benefit) for Federal income taxes	106	(705)

Segment earnings (losses)	$204	(1,349)

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
	Three Months Ended March 31,

	2004	2003

	(In thousands)

Universal life insurance revenues	$4,064	3,996
Traditional life insurance premiums	2,001	1,980
Reinsurance premiums	(492)	(460)

Totals	$5,573	5,516

The Company's U.S. operations have historically emphasized annuity product sales over life product sales. Consequently, domestic life revenues have been declining for several years. However, it is the Company's goal to increase domestic life product sales and to continue to attract new sources of distribution. Recent efforts have resulted in the number of independent agents contracted increasing from 6,800 at March 31, 2003 to 9,700 at March 31, 2004.

Segment earnings have generally declined as the block of business has contracted and resulted in a segment gain of $0.2 million for the first quarter of 2004. The face amount of domestic life insurance in force has declined from $2.8 billion at March 31, 2003, to $2.6 billion at March 31, 2004. Absent the growth rates targeted by management, the block of business will continue to contract due to the normal incidence of terminations from death or surrender with lower earnings resulting. First quarter 2004 earnings were aided by favorable mortality experience and lower amortization amounts relating to deferred policy acquisition costs.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.
	Three Months Ended March 31,

	2004	2003

	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$16,125	13,307
Net investment income	5,641	5,744
Other income	-	9

Total premiums and other revenue	21,766	19,060

Benefits and expenses:
Policy benefits	4,786	5,365
Amortization of deferred policy acquisition costs	6,376	2,357
Universal life insurance contract interest	3,994	3,782
Other operating expenses	3,065	3,191

Total benefits and expenses	18,221	14,695

Segment earnings before Federal income taxes	3,545	4,365

Provision for Federal income taxes	1,212	1,498

Segment earnings	$2,333	2,867

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.
	Three Months Ended March 31,

	2004	2003

	(In thousands)

Universal life insurance revenues	$16,389	13,621
Traditional life insurance premiums	2,523	1,716
Reinsurance premiums	(2,787)	(2,030)

Totals	$16,125	13,307

International operations have emphasized universal life policies over traditional life insurance products. Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual universal life premiums collected are detailed below.
	Three Months Ended March 31,

	2004	2003

	(In thousands)
Universal life insurance:
First year and single premiums	$7,715	8,867
Renewal premiums	12,970	10,438

Totals	$20,685	19,305

The Company's international life operations have been a significant part of the Company's business as evidenced by the growth in collected premiums. International sales increased due to new contracted distribution in several markets who were attracted to National Western given the Company's longstanding reputation for supporting its international life products and the instability of competing companies. In addition, the Company reported increased sales of equity-indexed universal life products for international life operations with premiums approximating $6.9 million and $3.3 million for the first quarter of 2004 and 2003, respectively. The first quarter of 2004 reflected lower claims than the first quarter of 2003, however, policy benefits are prone to variation from reporting period to reporting period and are not necessarily indicative of a trend. Increased amortization in the current quarter is due to increased gross profits resulting from greater capital gains, reduced credited rates and higher cost of insurance charges in the quarter ending March 31, 2004.

As the international life insurance in force continues to grow, the Company anticipates operating earnings to similarly increase. The amount of international life insurance in force has grown from $9.2 billion at March 31, 2003, to $10.2 billion at December 31, 2003 and $10.4 billion at March 31, 2004.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below.
	Three Months Ended March 31,

	2004	2003

	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$2,695	4,758
Net investment income	61,166	46,807
Other income	55	40

Total premiums and other revenue	63,916	51,605

Benefits and expenses:
Policy benefits	495	1,840
Amortization of deferred policy acquisition costs	13,089	2,801
Annuity contract interest	31,034	26,887
Other operating expenses	3,326	1,972

Total benefits and expenses	47,944	33,500

Segment earnings before Federal income taxes	15,972	18,105

Provision for Federal income taxes	5,460	6,216

Segment earnings	$10,512	11,889

Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. The adoption of SOP 03-1 as of January 1, 2004 resulted in reduction of surrender charge and payout annuity revenues of $1.5 million and $0.7 million, respectively, for the quarter ended March 31, 2004. Refer to Note (2) of the accompanying consolidated financial statements for a discussion relating to the adoption of this SOP. A comparative detail of the components of premiums and annuity contract revenues is provided below.
	Three Months Ended March 31,

	2004	2003

	(In thousands)

Surrender charges	$1,972	3,430
Payout annuity and other revenues	715	1,318
Traditional annuity premiums	8	10

Totals	$2,695	4,758

The Company's earnings are dependent upon annuity contracts persisting or remaining in force. While premium and contract revenues decline with a reduction in surrender charges, the Company's investment earnings benefit as more policies remain in force.

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual annuity deposits collected for the three months ended March 31, 2004 and 2003 are detailed below.
	Three Months Ended March 31,

	2004	2003

	(In thousands)

Equity-indexed annuities	$157,039	38,506
Other deferred annuities	88,950	117,498
Immediate annuities	10,685	5,375

Totals	$256,674	161,379

Equity-indexed products sales typically follow the stock market in that sales are higher when confidence is high in the stock market and low if the stock market is showing poor performance. Sales of these products increased during the quarter ended March 31, 2004 over March 31, 2003 due to strong stock market performance attracting consumers to this type of product. Since the Company does not offer variable products or mutual funds, these equity-indexed products provide an interest crediting alternative to the Company's existing fixed annuity products.

As previously described, index options are used to hedge the equity return component of the Company's equity-indexed annuity products with any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, reflected in net investment income. Investment income in the annuity segment includes index option income of $1.4 million and losses of $4.5 million for the quarter ended March 31, 2004 and 2003, respectively. Excluding index option income, investment income in the annuity segment totals $59.8 million and $51.3 million in the three months ended March 31, 2004 and 2003, respectively.

Other deferred annuity deposits decreased during the quarter ended March 31, 2004 versus March 31, 2003 with $89.0 million collected as compared to $117.5 million, respectively, mainly due to the popularity of equity-indexed products. As a selling inducement, many of the deferred products include a first year interest bonus in addition to a base interest rate. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred and amortized over future periods amounted to approximately $8.4 million and $5.9 million during the first quarter of 2004 and 2003, respectively.

The Company is required to periodically adjust deferred policy acquisition amortization factors for actual experience that varies from assumptions. Increased amortization in 2004 is due in part to increased gross profits in the current quarter over the quarter ending March 31, 2003. Such increased gross profits resulted from greater spreads on interest sensitive annuity products. There were higher capital gains in the current quarter as well as reductions in credited rates since March 31, 2003. Equity-indexed annuity spreads increased due to the positive performance of the S&P 500 Index®.

Annuity contract interest includes the equity component return associated with the Company's equity-indexed annuities. The detail of equity-index annuity contract interest compared to contract interest for all other annuities is as follows:
	Three Months Ended March 31,

	2004	2003

	(In thousands)

Equity-indexed annuities	$5,450	486
All other annuities	32,722	32,202

Gross contract interest	38,172	32,688
Bonus interest deferred and capitalized	(8,432)	(5,926)
Bonus interest amortization	1,294	125

Total contract interest	$31,034	26,887

Other operating expenses were $3.3 million and $2.0 million during the quarter ended March 31, 2004 and 2003, respectively. The increase in 2004 is due to expense allocation adjustments between lines of business.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Nursing home operations generated $293,000 and $229,000 of operating earnings in the first quarters of 2004 and 2003, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the prudent handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of March 31, 2004 and December 31, 2003. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.
	Composition of Investments

	March 31, 2004		December 31, 2003

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Debt securities	$4,413,338	91.6	$4,190,253	90.8
Mortgage loans	151,610	3.1	152,035	3.3
Policy loans	88,507	1.8	89,757	2.0
Index options	41,768	0.9	44,849	1.0
Real estate	18,950	0.4	20,187	0.4
Equity securities	18,370	0.4	18,177	0.4
Other	87,778	1.8	97,935	2.1

Totals	$4,820,321	100.0	$4,613,193	100.0

Included in the other category of invested assets are cash and short-term investment balances of $58.3 million and $68.2 million at March 31, 2004 and December 31, 2003, respectively.

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations ("CMOs"). As of March 31, 2004 and December 31, 2003, the Company's debt securities portfolio consisted of the following.
	Composition of Debt Securities

	March 31, 2004		December 31, 2003

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Corporate	$2,040,771	46.2	$1,876,984	44.8
Mortgage-backed securities	1,346,071	30.5	1,239,784	29.6
Public utilities	559,945	12.7	551,511	13.2
Asset-backed securities	212,847	4.8	222,351	5.3
U.S. government/agencies	183,712	4.2	208,799	5.0
States & political subdivisions	38,259	0.9	38,610	0.9
Foreign governments	31,733	0.7	52,214	1.2

Totals	$4,413,338	100.0	$4,190,253	100.0

The Company's investment guidelines prescribe limitations as a percent of the total investment portfolio by type of security and all holdings were within these threshold limits at March 31, 2004. During 2003, the Company expanded its holdings of U.S. government and private mortgage-backed securities given attractive yields and spreads. Because the Company's holdings of mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing primarily in collateralized mortgage obligations, which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I ("PAC I") and sequential tranches are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's portfolio. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P® .
	March 31, 2004		December 31, 2003

	Amount	%	Amount	%

	(In thousands)		(In thousands)

AAA and U.S. government	$1,778,399	40.3	$1,682,168	40.1
AA	113,879	2.6	79,629	1.9
A	1,187,521	26.9	1,141,831	27.3
BBB	1,105,278	25.0	1,077,690	25.7
BB and other below investment grade	228,261	5.2	208,935	5.0

Totals	$4,413,338	100.0	$4,190,253	100.0

National Western does not purchase below investment grade securities. Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities. During the first quarter of 2004, the Company's percentage of below investment grade securities increased primarily due to downgrades of two split rated securities (rated investment grade by one agency and non-investment grade by another) and the downgrade of a security backed by manufactured housing. Despite these downgrades, the Company's holdings of below investment grade securities are a relatively small percentage of total invested assets. These holdings are summarized below.
	Below Investment Grade Debt Securities

			Estimated	% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets

	(In thousands except percentages)

March 31, 2004	$223,793	228,261	227,403	4.7%

December 31, 2003	$205,124	208,935	208,674	4.5%

December 31, 2002	$210,301	172,880	168,085	4.8%

Impairment writedowns were recognized in the first quarter of 2003 in accordance with GAAP resulting in a realized loss of $6.4 million before taxes. These consisted of writedowns relating to AMR Corp. of $3.1 million in accordance with GAAP other than temporary impairment provisions and writedowns on four collateralized bond obligations ("CBO") of $3.3 million. The Company has impaired all four of its CBO holdings to date due to factors causing cash flows on these investments to be less than originally expected. No impairment writedowns were necessary during the first quarter of 2004.

The Company is closely monitoring its other below investment grade holdings. While losses are not currently anticipated based on the existing status and condition of these securities, continued credit deterioration of some securities is possible, which may result in further writedowns. Holdings in below investment grade securities by category are summarized below.
Below Investment Grade Debt Securities as of March 31, 2004

	Amortized	Carrying	Fair
Category	Cost	Value	Value

	(In thousands)

Utilities/Energy	$54,378	53,816	54,785
Manufacturing	51,668	52,316	52,316
Retail	41,261	44,200	44,200
Transportation	22,476	23,061	21,770
Healthcare	19,973	21,165	21,165
CBOs/Asset-Backed	16,380	17,782	16,764
Telecommunications	9,989	8,900	8,900
Other	7,668	7,021	7,503

Totals	$223,793	228,261	227,403

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at March 31, 2004, approximately 32% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide the Company flexibility to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.
	Fair	Amortized	Unrealized
	Value	Cost	Gains

	(In thousands)
Securities held to maturity:
Debt securities	$3,132,432	2,976,196	156,236
Securities available for sale:
Debt securities	1,437,142	1,356,996	80,146
Equity securities	18,370	10,861	7,509

Totals	$4,587,944	4,344,053	243,891

In accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company transferred debt securities totaling $4.7 million in the first quarter of 2003, from held to maturity to available for sale due to credit deterioration. Since the security transferred in 2003 was already written down to its market value, no net unrealized loss was recorded. No securities were transferred during the first quarter of 2004.

Proceeds from sales of securities available for sale totaled $3.5 million and $3.6 million which resulted in realized losses of $0.1 million and $0.4 million during the first quarters of 2004 and 2003, respectively. During the first quarter of 2003 a bond security from the held to maturity portfolio was sold due to credit deterioration. The amortized cost of this security at the time of sale was $2.0 million and resulted in a realized loss of $38,000. No sales were made from the held to maturity portfolio in the first quarter of 2004.

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

The Company held net investments in mortgage loans totaling $151.6 million and $152.0 million at March 31, 2004 and December 31, 2003, respectively. The diversification of the portfolio by geographic region and by property type was as follows:
	March 31, 2004		December 31, 2003

Geographic Region:	Amount	%	Amount	%

	(In thousands)		(In thousands)

West South Central	$80,897	53.4	$83,363	54.8
Mountain	33,392	22.0	33,772	22.2
Pacific	16,266	10.7	16,432	10.8
South Atlantic	6,070	4.0	6,125	4.0
East South Central	4,855	3.2	4,921	3.3
All other	10,130	6.7	7,422	4.9

Totals	$151,610	100.0	$152,035	100.0

	March 31, 2004		December 31, 2003

Property Type:	Amount	%	Amount	%

	(In thousands)		(In thousands)

Retail	$117,650	77.6	$115,984	76.3
Office	27,692	18.3	27,165	17.9
Land/Lots	4,722	3.1	7,100	4.7
Hotel/Motel	748	0.5	827	0.5
Apartment	750	0.5	756	0.5
All other	48	0.0	203	0.1

Totals	$151,610	100.0	$152,035	100.0

The Company does not recognize interest income on impaired loans which is deemed to be uncollectible. Interest income not recognized for impaired loans totaled approximately $0.1 million for the three months ended March 31, 2003. There was no interest income unrecognized at March 31, 2004. As of December 31, 2003, the allowance for possible losses on mortgage loans was $0.7 million. During the first quarter of 2004, this allowance was released due to a review of anticipated cash flows showing that all principal would be recovered.

The Company currently holds one mortgage loan totaling $11.9 million at March 31, 2004 which is collateralized by property occupied by Fleming Companies, Inc. On April 1, 2003, Fleming Companies, Inc. filed for bankruptcy protection and the Company has initiated foreclosure proceedings. The value of the loan has not been written down as the appraised value of the underlying real estate is well in excess of the loan amount outstanding at March 31, 2004.

The Company's real estate investments totaled approximately $19.0 million and $20.2 million at March 31, 2004 and December 31, 2003, respectively, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of the Company. The Company recognized operating income on these properties of approximately $0.5 million for the three months ended March 31, 2004 and 2003. The Company monitors the condition and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded an impairment writedown of $72,000 on these properties resulting in a realized loss during the first quarter of 2003. There were no writedowns in the first quarter of 2004 associated with these properties.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.
	March 31,	December 31,
	2004	2003

	(In thousands except percentages)

Debt securities - fair value	$4,569,574	4,293,584
Debt securities - amortized cost	$4,333,192	4,132,453
Fair value as a percentage of amortized cost	105.46%	103.90%
Unrealized gains	$236,382	161,131
Ten-year U.S. Treasury bond - increase (decrease)
in yield for the quarter	(0.4)%	0.3%

	Unrealized Gain Balance

	At	At	Change in
	March 31,	December 31,	Unrealized
	2004	2003	Gains

	(In thousands)

Debt securities held to maturity	$156,236	103,331	52,905
Debt securities available for sale	80,146	57,800	22,346

Totals	$236,382	161,131	75,251

Changes in interest rates typically have a significant impact on the fair values of the Company's debt securities. Market interest rates of the ten-year U.S. Treasury bond decreased approximately 40 basis points from year-end 2003 contributing to an unrealized gain of $75.3 million on a portfolio of approximately $4.6 billion. The Company would expect similar results in the future from any significant upward or downward movement in market rates. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's consolidated balance sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2003, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first quarter of 2004 were reasonable given the expected range of results of this analysis.

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

A primary liquidity concern for life insurers is the risk of an extraordinary level of early policyholder withdrawals. The Company includes provisions within its annuity and universal life insurance policies, such as surrender charges, that help limit and discourage early withdrawals. Cash flow projections and cash flow tests under various market interest rate scenarios are also performed to assist in evaluating liquidity needs and adequacy. The Company currently expects available liquidity sources and future cash flows to be adequate to meet the demand for funds.

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $16 million and $59 million for the three months ended March 31, 2004 and 2003, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $128 million and $197 million for the three months ended March 31, 2004 and 2003, respectively. These cash flow items could be reduced if interest rates rise. Net cash inflows from the Company's universal life and investment annuity deposit product operations totaled $170 million and $95 million during the three months ended March 31, 2004 and 2003, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 2004.

CHANGES IN ACCOUNTING PRINCIPLES AND CRITICAL ACCOUNTING POLICIES

Changes in Accounting Principles

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

DAC are also subject to periodic recoverability and loss recognition testing. These tests ensure that the present value of future contract-related cash flows will support the capitalized DAC balance. The present value of these cash flows, less the benefit reserve, is compared with the unamortized DAC balance and if the asset balance is greater, the deficiency is charged to expense as a component of amortization and the asset balance is reduced to the recoverable amount.

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

Other significant accounting policies, although not involving the same level of measurement uncertainties as those discussed above but nonetheless important to an understanding of the financial statements, are described in the Company's annual report of Form 10-K for the year ended December 31, 2003.

REGULATORY AND OTHER ISSUES

Statutory Accounting Practices

Regulations that affect the Company and the insurance industry are often the result of efforts by the National Association of Insurance Commissioners ("NAIC"). The NAIC routinely publishes new regulations as model acts or laws which states subsequently adopt as part of their insurance regulations. Currently, the Company is not aware of any other NAIC regulatory matter material to its operations or reporting of financial results.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8 "Legal Proceedings" of the accompanying financial statements included in this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
Exhibit 10(ao)	-	Bonus program by and between National Western Life Insurance Company and Domestic Marketing officers of National Western Life Insurance Company for the year ending December 31, 2004.

Exhibit 10(ap)	-	Bonus program by and between National Western Life Insurance Company and International Marketing Officers of National Western Life Insurance Company for the year ending December 31, 2004.

Exhibit 11	-	Computation of Earnings Per Share (filed on page __ of this report).

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On March 5, 2004, the Company filed a Current Report on Form 8-K dated March 5, 2004 under Items 7 and 12 thereof in connection with a news release reporting National Western Life Insurance Company's operating and financial results for the fourth quarter and full year of 2003. A copy of the news release was furnished with the Form 8-K.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: May 7, 2004	/S/ Ross R. Moody

Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: May 7, 2004	/S/ Brian M. Pribyl

Brian M. Pribyl
Senior Vice President,
Chief Financial & Administrative Officer and Treasurer
(Principal Financial Officer)

Date: May 7, 2004	/S/ Kay E. Osbourn

Kay E. Osbourn
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)