Form 10-Q
period 2004-06-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2004-08-09
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ √ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

As of August 5, 2004, the number of shares of Registrants common stock outstanding was: Class A - 3,364,745 and Class B - 200,000.

INDEX

Part I. Financial Information:	Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
June 30, 2004 (Unaudited) and December 31, 2003

Condensed Consolidated Statements of Earnings
For the Three Months Ended June 30, 2004 and 2003 (Unaudited)

Condensed Consolidated Statements of Earnings
For the Six Months Ended June 30, 2004 and 2003 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended June 30, 2004 and 2003 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Six Months Ended June 30, 2004 and 2003 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2004 and 2003 (Unaudited)

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2004 and 2003 (Unaudited)

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

Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	June 30,	December 31,
ASSETS	2004	2003

Investments:
Securities held to maturity, at amortized cost	$3,112,384	2,821,016
Securities available for sale, at fair value	1,460,867	1,387,414
Mortgage loans, net of allowances for possible
losses ($0 and $660)	139,175	152,035
Policy loans	88,264	89,757
Index options	36,369	44,849
Other long-term investments	45,383	49,912

Total investments	4,882,442	4,544,983

Cash and cash equivalents	60,308	68,210
Deferred policy acquisition costs	580,512	558,455
Deferred sales inducements	55,704	40,940
Accrued investment income	56,862	53,979
Federal income tax receivable	4,734	-
Other assets	30,917	31,153

	$5,671,479	5,297,720

Note: The condensed consolidated balance sheet at December 31, 2003, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	(Unaudited)
	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2004	2003

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$141,408	142,056
Universal life and annuity contracts	4,627,085	4,338,035
Other policyholder liabilities	64,181	62,499
Federal income tax liability:
Current	-	3,757
Deferred	37,273	8,409
Other liabilities	42,052	63,106

Total liabilities	4,911,999	4,617,862

COMMITMENTS AND CONTINGENCIES (Notes 5, 7 and 8)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,362,615 and
3,346,685 issued and outstanding in 2004 and 2003	3,363	3,347
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2004 and 2003	200	200
Additional paid-in capital	31,097	29,192
Accumulated other comprehensive income	12,129	23,453
Retained earnings	712,691	623,666

Total stockholders' equity	759,480	679,858

	$5,671,479	5,297,720

Note: The condensed consolidated balance sheet at December 31, 2003, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended June 30, 2004 and 2003
(Unaudited)
(In thousands, except per share amounts)
	2004	2003

Premiums and other revenue:
Life and annuity premiums	$3,633	3,525
Universal life and annuity contract revenues	22,882	19,403
Net investment income	76,475	76,267
Other income	2,476	1,657
Realized gains on investments	2,013	392

Total premiums and other revenue	107,479	101,244

Benefits and expenses:
Life and other policy benefits	7,505	8,359
Amortization of deferred policy acquisition costs	24,071	11,754
Universal life and annuity contract interest	42,824	46,038
Other operating expenses	3,766	9,739

Total benefits and expenses	78,166	75,890

Earnings before Federal income taxes	29,313	25,354

Provision for Federal income taxes:
Current	8,995	7,787
Deferred	606	482

Total Federal income taxes	9,601	8,269

Net earnings	$19,712	17,085

Basic Earnings Per Share	$5.54	4.84

Diluted Earnings Per Share	$5.47	4.82

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)
(In thousands, except per share amounts)

	2004	2003

Premiums and other revenue:
Traditional life and annuity premiums	$7,021	6,905
Universal life and annuity contract revenues	43,887	39,604
Net investment income	148,956	135,130
Other income	4,607	3,374
Realized gains (losses) on investments	3,472	(6,317)

Total premiums and other revenue	207,943	178,696

Benefits and expenses:
Life and other policy benefits	16,909	20,154
Amortization of deferred policy acquisition costs	44,791	20,237
Universal life and annuity contract interest	80,503	79,075
Other operating expenses	14,201	19,133

Total benefits and expenses	156,404	138,599

Earnings before Federal income taxes and cumulative effect of
change in accounting principle	51,539	40,097

Provision (benefit) for Federal income taxes:
Current	11,773	13,456
Deferred	5,438	(170)

Total Federal income taxes	17,211	13,286

Earnings before cumulative effect of change in accounting principle	34,328	26,811

Cumulative effect of change in accounting principle, net of
$29,452 of Federal income taxes	54,697	-

Net earnings	$89,025	26,811

Basic Earnings Per Share:
Earnings before cumulative effect of change in accounting principle	$9.66	7.60
Cumulative effect of change in accounting principle	15.38	-

Net earnings	$25.04	7.60

Diluted Earnings Per Share:
Earnings before cumulative effect of change in accounting principle	$9.54	7.56
Cumulative effect of change in accounting principle	15.20	-

Net earnings	$24.74	7.56

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2004 and 2003

(Unaudited)
(In thousands)
	2004	2003

Net earnings	$19,712	17,085

Other comprehensive income (loss) net of effects of
deferred policy acquisition costs and taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(17,694)	7,265
Reclassification adjustment for gains included in net earnings	(735)	(250)
Amortization of net unrealized losses
related to transferred securities	168	12

Net unrealized gains (losses) on securities	(18,261)	7,027

Foreign currency translation adjustments	(79)	(21)

Other comprehensive income (loss)	(18,340)	7,006

Comprehensive income	$1,372	24,091

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)
(In thousands)
	2004	2003

Net earnings	$89,025	26,811

Other comprehensive income (loss), net of effects of
deferred policy acquisition costs and taxes:
Net unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(10,727)	8,707
Reclassification adjustment for losses (gains) included in net earnings	(682)	3,524
Amortization of net unrealized losses
related to transferred securities	230	234

Net unrealized gains (losses) on securities	(11,179)	12,465

Foreign currency translation adjustments	(145)	58

Other comprehensive income (loss)	(11,324)	12,523

Comprehensive income	$77,701	39,334

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)
(In thousands)

	2004	2003

Common stock:
Balance at beginning of year	$3,547	3,525
Shares exercised under stock option plan	16	11

Balance at end of period	3,563	3,536

Additional paid-in capital:
Balance at beginning of year	29,192	26,759
Shares exercised under stock option plan	1,905	1,134

Balance at end of period	31,097	27,893

Accumulated other comprehensive income:
Unrealized gains on securities:
Balance at beginning of year	22,467	8,324
Change in unrealized gains (losses) during period	(11,179)	12,465

Balance at end of period	11,288	20,789

Foreign currency translation adjustments:
Balance at beginning of year	3,297	3,249
Change in translation adjustments during period	(145)	58

Balance at end of period	3,152	3,307

Minimum pension liability adjustment:
Balance at beginning of year	(2,311)	(2,535)
Change in minimum pension liability adjustment during period	-	-

Balance at end of period	(2,311)	(2,535)

Accumulated other comprehensive income at end of period	12,129	21,561

Retained earnings:
Balance at beginning of year	623,666	567,884
Net earnings	89,025	26,811

Balance at end of period	712,691	594,695

Total stockholders' equity	$759,480	647,685

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)
(In thousands)

	2004	2003

Cash flows from operating activities:
Net earnings	$89,025	26,811
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and annuity contract interest	80,503	79,075
Surrender charges and other policy revenues	(12,680)	(13,100)
Realized losses (gains) on investments	(3,472)	6,317
Accrual and amortization of investment income	(4,314)	(5,637)
Depreciation and amortization	832	668
Decrease (increase) in value of index options	14,460	(9,791)
Increase in deferred policy acquisition costs	(37,023)	(69,549)
Increase in accrued investment income	(2,883)	(1,103)
Decrease (increase) in other assets	1,303	(4,265)
Decrease in liabilities for future policy benefits	(1,069)	(1,109)
Increase in other policyholder liabilities	1,682	8,138
Increase in Federal income tax liability	26,707	3,012
Increase (decrease) in other liabilities	(11,437)	27,072
Decrease in accrued lawsuit settlement	(9,700)	-
Cumulative effect of change in accounting principle, before taxes	(84,149)	-
Other	(225)	1,701

Net cash provided by operating activities	47,560	48,240

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	8,749	1,970
Securities available for sale	18,866	21,031
Other investments	14,099	6,405
Proceeds from maturities and redemptions of:
Securities held to maturity	189,491	285,723
Securities available for sale	41,675	72,695
Purchases of:
Securities held to maturity	(484,664)	(506,127)
Securities available for sale	(171,366)	(281,278)
Other investments	(14,966)	(8,437)
Principal payments on mortgage loans	21,299	28,470
Cost of mortgage loans acquired	(7,594)	(13,522)
Decrease in policy loans	1,493	2,619
Other	(512)	(436)

Net cash used in investing activities	(383,430)	(390,887)

	(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)
(In thousands)

	2004	2003

Cash flows from financing activities:
Deposits to account balances for universal life
and annuity contracts	$547,048	545,617
Return of account balances on universal life
and annuity contracts	(220,289)	(172,018)
Issuance of common stock under stock option plan	1,165	668

Net cash provided by financing activities	327,924	374,267

Effect of foreign exchange	44	(15)

Net increase (decrease) in cash and cash equivalents	(7,902)	31,605
Cash and cash equivalents at beginning of year	68,210	85,544

Cash and cash equivalents at end of period	$60,308	117,149

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the six month period for:
Interest	$20	24
Income taxes	19,700	10,200

Noncash investing activities:
Mortgage loans originated to facilitate sale of real estate	$1,360	-

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2004, and the results of its operations and its cash flows for the three months and six months ended June 30, 2004 and 2003. The results of operations for the three months and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov.

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

At June 30, 2004, the Company held a reserve relating to two-tier annuities in the amount of $24.1 million as an additional liability relating to annuitization benefits. The expected annuitizations were determined based upon actual experience relating to this block of business, which is relatively seasoned and the policies are no longer issued by the Company. The issuance of this SOP did not impact the Company's accounting relating to sales inducements.

FASB Interpretation No. 46 ("FIN" 46) Consolidation of Variable Interest Entities was issued January 2003; in December 2003, the FASB issued Revised Interpretation No. 46, ("FIN" 46R). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation. FIN 46R clarifies how to identify a variable interest entity ("VIE") and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements. A company that absorbs a majority of a VIE's expected losses, receives a majority of a VIE's expected residual returns, or both, is the primary beneficiary and is required to consolidate the VIE into its financial statements. FIN 46R also requires disclosure of certain information where the reporting company is the primary beneficiary or holds a significant variable interest in a VIE (but is not the primary beneficiary). FIN 46R was effective for public companies that have interests in VIE's or potential VIE's that are special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required for periods ending after March 15, 2004. The adoption of FIN 46R in the first quarter of 2004 did not have a significant impact on the Company's consolidated financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." This Issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company's current policy has generally been to record income only as cash is received following an impairment of a debt security. The application of this Issue is required for reporting periods beginning after June 15, 2004. The Company will adopt EITF 03-1 in the third quarter of 2004 and is currently evaluating the potential effects of implementing this Issue on the Company's consolidated financial position or results of operations.

(3)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The Company paid no cash dividends on common stock during the six months ended June 30, 2004 and 2003, as it follows a policy of retaining earnings in order to finance the development of business and to meet regulatory requirements for capital.

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
	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(In thousands)

Service cost	$174	155	295	243
Interest cost	244	234	463	438
Expected return on plan assets	(245)	(166)	(417)	(345)
Amortization of prior service cost	7	(2)	2	(10)
Amortization of net loss	73	99	142	137

Net periodic benefit cost	$253	320	485	463

As previously disclosed in its financial statements for the year ended December 31, 2003, the Company expects to contribute $760,000 to the plan in 2004. No contributions have been made as of June 30, 2004.

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
	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(In thousands)

Service cost	$113	117	211	234
Interest cost	55	38	89	76
Amortization of prior service cost	73	79	146	158
Amortization of net loss	2	-	2	-

Net periodic benefit cost	$243	234	448	468

As previously disclosed in its financial statements for the year ended December 31, 2003, the Company expects to contribute $240,000 to the plan in 2004. No contributions have been made as of June 30, 2004.

(6)  SEGMENT AND OTHER OPERATING INFORMATION

Under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas. A summary of segment information for the quarters ended June 30, 2004 and 2003 is provided below.
Selected Segment Information.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

June 30, 2004:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$50,011	136,875	449,330	-	636,216
Total segment assets	360,619	541,828	4,672,088	78,404	5,652,939
Future policy benefits	299,955	385,858	4,082,680	-	4,768,493
Other policyholder liabilities	9,992	11,107	43,082	-	64,181

Three Months Ended
June 30, 2004:
Condensed Income Statements:
Premiums and contract
revenues	$5,635	16,174	4,706	-	26,515
Net investment income	4,982	5,316	63,645	2,532	76,475
Other income	2	-	403	2,071	2,476

Total revenues	10,619	21,490	68,754	4,603	105,466

Policy benefits	2,601	3,986	918	-	7,505
Amortization of deferred
policy acquisition costs	1,934	6,126	16,011	-	24,071
Universal life and annuity
contract interest	2,073	4,666	36,085	-	42,824
Other operating expenses	1,998	2,816	(2,780)	1,732	3,766
Federal income taxes	668	1,263	6,019	947	8,897

Total expenses	9,274	18,857	56,253	2,679	87,063

Segment earnings	$1,345	2,633	12,501	1,924	18,403

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Six Months Ended
June 30, 2004:
Condensed Income Statements:
Premiums and contract
revenues	$11,208	32,299	7,401	-	50,908
Net investment income	10,009	10,957	124,811	3,179	148,956
Other income	5	-	458	4,144	4,607

Total revenues	21,222	43,256	132,670	7,323	204,471

Policy benefits	6,724	8,772	1,413	-	16,909
Amortization of deferred
policy acquisition costs	3,189	12,502	29,100	-	44,791
Universal life and annuity
contract interest	4,289	9,095	67,119	-	80,503
Other operating expenses	4,262	5,881	546	3,512	14,201
Federal income taxes	918	2,331	11,479	1,268	15,996

Total expenses	19,382	38,581	109,657	4,780	172,400

Segment earnings	$1,840	4,675	23,013	2,543	32,071

Selected Segment Information.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

June 30, 2003:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$52,309	119,415	327,175	-	498,899
Total segment assets	369,008	496,775	3,753,876	74,541	4,694,200
Future policy benefits	301,698	351,235	3,255,878	-	3,908,811
Other policyholder liabilities	9,689	12,254	29,847	-	51,790

Three Months Ended
June 30, 2003:
Condensed Income Statements:
Premiums and contract
revenues	$5,531	13,317	4,080	-	22,928
Net investment income	5,186	5,887	62,586	2,608	76,267
Other income (loss)	5	28	(11)	1,635	1,657

Total revenues	10,722	19,232	66,655	4,243	100,852

Policy benefits	4,509	3,390	460	-	8,359
Amortization of deferred
policy acquisition costs	2,574	1,221	7,959	-	11,754
Universal life and annuity
contract interest	2,157	4,856	39,025	-	46,038
Other operating expenses	2,937	2,904	2,500	1,398	9,739
Federal income
taxes (benefits)	(464)	2,248	5,408	940	8,132

Total expenses	11,713	14,619	55,352	2,338	84,022

Segment earnings (losses)	$(991)	4,613	11,303	1,905	16,830

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Six Months Ended
June 30, 2003:
Condensed Income Statements:
Premiums and contract
revenues	$11,047	26,624	8,838	-	46,509
Net investment income	10,691	11,631	109,393	3,415	135,130
Other income	16	37	29	3,292	3,374

Total revenues	21,754	38,292	118,260	6,707	185,013

Policy benefits	9,099	8,755	2,300	-	20,154
Amortization of deferred
policy acquisition costs	5,899	3,578	10,760	-	20,237
Universal life and annuity
contract interest	4,525	8,638	65,912	-	79,075
Other operating expenses	5,740	6,095	4,472	2,826	19,133
Federal income
taxes (benefits)	(1,169)	3,746	11,624	1,296	15,497

Total expenses	24,094	30,812	95,068	4,122	154,096

Segment earnings (losses)	$(2,340)	7,480	23,192	2,585	30,917

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$26,515	22,928	50,908	46,509
Net investment income	76,475	76,267	148,956	135,130
Other income	2,476	1,657	4,607	3,374
Realized gains (losses) on
investments	2,013	392	3,472	(6,317)

Total consolidated premiums and
other revenue	$107,479	101,244	207,943	178,696

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$8,897	8,132	15,996	15,497
Taxes (benefits) on realized gains
(losses) on investments	704	137	1,215	(2,211)
Taxes on cumulative effect of change
in accounting principle	-	-	29,452	-

Total consolidated Federal
income taxes	$9,601	8,269	46,663	13,286

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(In thousands)
Net Earnings:
Total segment earnings	$18,403	16,830	32,071	30,917
Realized gains (losses) on
investments, net of taxes	1,309	255	2,257	(4,106)
Cumulative effect of change in
accounting principle	-	-	54,697	-

Total consolidated net earnings	$19,712	17,085	89,025	26,811

	June 30,

	2004	2003

	(In thousands)
Assets:
Total segment assets	$5,652,939	4,694,200
Other unallocated assets	18,540	13,632

Total consolidated assets	$5,671,479	4,707,832

(7)  REINSURANCE

Effective January 1, 2004, the Company amended its reinsurance treaties to reinsure any risk in excess of $250,000 on the life of any one individual. Prior to this the Company reinsured any risk over $200,000. This change results in a reduction of reinsurance premiums of approximately $0.5 million per quarter and the reinsurance ceded volume of in force decreased approximately $400 million due to the additional retention by the Company. A contingent liability exists with respect to reinsurance as the Company remains liable if the reinsurance companies are unable to meet their obligations under the existing agreements.

(8)  LEGAL PROCEEDINGS

The Company reached a settlement agreement with a class of plaintiffs who had challenged bonus interest rates on certain Company annuity products. The Company vigorously defended the case and denied liability for the claims asserted by the plaintiff in reaching the settlement. The fairness of the settlement agreement was granted final approval by the Court on February 18, 2004. There were no objectors and the order approving the settlement is final and non-appealable. The settlement resulted in a $9.7 million pre-tax charge against 2003 earnings from operations, which represented the maximum settlement fund liability. During the second quarter of 2004, final payments were made to policyholders that opted to participate relating to this settlement resulting in cash payments totaling $3.2 million pre-tax and an increase of $2.3 million to existing contractholder account balances. Thus, final settlement totaled approximately $5.5 million pre-tax compared to the $9.7 million initially recorded.

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

OVERVIEW

Insurance Operations - Domestic

The Company is currently licensed to do business in all states except for New York. Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products. The majority of domestic sales are the Company's annuities, which include single and flexible premium deferred annuities, single premium immediate annuities, and equity-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At June 30, 2004, the Company maintained approximately 119,800 annuity policies in force.

National Western markets and distributes its domestic products primarily through independent marketing organizations (IMOs). These IMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 11,100 independent agents contracted. Roughly 32% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain investment contracts are also available. At June 30, 2004, the Company had approximately 61,000 international life insurance policies in force representing approximately $10.7 billion in face amount of coverage.

International applications are submitted by independent contractor broker-agents. The Company has approximately 3,500 independent international brokers currently contracted, over 57% of which have submitted policy applications to the Company in the past twelve months.

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
	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(In thousands)
International:
Universal life	$2,080	3,801	4,068	7,798
Traditional life	578	568	1,077	1,122
Equity-indexed life	4,190	2,393	7,987	4,672

	6,848	6,762	13,132	13,592

Domestic:
Universal life	544	400	933	650
Traditional life	122	69	213	157

	666	469	1,146	807

Totals	$7,514	7,231	14,278	14,399

Total life insurance sales as measured by annualized first year premiums increased 4% in the second quarter of 2004 versus the second quarter of 2003 but were down 0.8% in the first six months of 2004 as compared to 2003. International life business has historically accounted for the majority of total life sales. The Company experienced tremendous growth in international life sales beginning in late 2001 due to the addition of new independent broker-agents, the development of its first equity-indexed universal life ("EIUL") insurance product, and the exit of competitors from several geographic areas. Given these factors, international life insurance sales in 2002 increased 130% over the prior year. Much of this growth was a realization of pent up demand that the Company did not expect to repeat in 2003. However, 2003 sales remained at a high level finishing just 3% lower than the record sales achieved in 2002.

International life insurance sales in the second quarter of 2004 increased 9% over the first quarter and slightly exceeded the sales of the second quarter of 2003. During the first quarter of 2004, the Company repriced core universal life products to incorporate new features and adjust for the low interest rate environment that has emerged over the past several years. Consequently, international universal life insurance sales in the first six months of 2004 have been tempered somewhat as the Company's independent contractor agency force adapted to the product changes. The decline has been substantially offset by increases in sales of the Company's EIUL product given the equity feature and the international recognition of the S&P 500 Index, the indexing basis of the product. The Company's international business is also subject to cyclical sales patterns over longer periods of time as competitors enter and leave geographic markets. During the period 2001 through 2003, the Company benefited from a period of reduced competition in several markets. Thus far in 2004, competing carriers have entered or re-entered some of these markets and impacted sales in these areas.

Domestic operations have generally focused more heavily on annuity sales than on life insurance sales. The Company spent the greater part of 2003 revamping its domestic life operations by changing the way it contracts distribution for life business, eliminating products and distribution that have not contributed significantly to earnings, and creating new and competitive products. A new single premium universal life ("SPUL") product was launched at the end of 2003 which has accounted for the majority of the increase in domestic universal life insurance sales in the second quarter of 2004 as well as in the first six months of 2004 over the same period in 2003. With the introduction of the SPUL product and the discontinued marketing of smaller premium and volume life insurance policies, the Company has seen an increase in the average amount of per policy coverage purchased from $76,000 in 2003 to $97,000 in 2004 year-to-date.

The following table sets forth information regarding the Company's life insurance in force for each date presented.
	Insurance In Force as of June 30,

	2004	2003

	($ in thousands)
Universal life:
Number of policies	85,510	87,780
Face amounts	$8,511,030	8,595,100

Traditional life:
Number of policies	58,420	61,050
Face amounts	$1,570,830	1,408,550

Equity-indexed life:
Number of policies	9,080	5,470
Face amounts	$1,798,540	1,020,970

Rider face amounts	$1,370,390	1,262,890

Total life insurance:
Number of policies	153,010	154,300
Face amounts	$13,250,790	12,287,510

While the total number of policies in force declined slightly year over year, the face amount of insurance coverage in force increased by approximately $1 billion. This reflects the Company's changing business mix toward international life sales and a change in emphasis domestically toward larger policies. The international life products typically have larger average face amounts of coverage per policy due to the higher net worth of the individuals purchasing these products. The average face amount of coverage for international life product sales in the first six months of 2004 was approximately $233,000 while the average face amount of coverage for domestic life product sales was roughly $97,000. The domestic life insurance in force is comprised substantially of discontinued policies having lower face amounts of coverage that are lapsing at a rate faster than the larger policy face amounts currently written are being added to the block of business.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.
	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(In thousands)

Equity-indexed annuities	$157,792	115,420	314,860	153,374
Other deferred annuities	93,457	231,469	195,941	355,521
Immediate annuities	7,458	12,527	22,121	20,041

Totals	$258,707	359,416	532,922	528,936

Annuity sales for the first six months of 2004 were up slightly over the comparable period in 2003. Sales in the second quarter of 2004 were 72% of the second quarter of 2003 sales. The Company experienced significant growth in annuity sales during 2003 reaching a record $1.2 billion for the year. Much of the sales growth began in the second quarter of 2003 and remained strong during the remainder of the year. In 2004, sales levels started the year at higher levels and have gradually moved lower. This is due to a combination of investors returning to alternative investment vehicles along with the Company desiring to manage its targeted levels of risk and statutory capital and surplus. The substantial increase in annuity sales volume in 2003 required greater levels of asset/liability analysis which the Company is carefully monitoring within the self-constraints of desired capital levels, which are substantially above industry averages and regulator targets.

The mix of annuity sales in 2004 has changed from that of 2003. With a stronger performance in the equity market, sales of equity-indexed annuity products became more prevalent during 2003 and have continued thus far in 2004. Contributing to the increase in sales of these products was the Company's new portfolio of equity-indexed annuities featuring a different indexing mechanism (monthly cap) to complement its existing equity-indexed annuity products which utilize a point-to-point feature. This portfolio was introduced throughout 2003 as state insurance departments approved the products for sale.

During 2003, the Company made several adjustments to its portfolio of fixed rate deferred annuity products as a result of market conditions and the historical low level of interest rates. These changes included decreasing credited interest rates, reducing agent commissions, and discontinuing the sale of certain annuity products. While these changes did not substantially impact the pace of new business, they contributed to the change in preference toward equity-indexed type products.

The following table sets forth information regarding annuities in force for each date presented.
	Annuities In Force as of June 30,

	2004	2003

	($ in thousands)

Equity-indexed annuities
Number of policies	20,720	11,020
GAAP annuity reserves	$1,182,820	562,680

Other deferred annuities
Number of policies	86,530	83,660
GAAP annuity reserves	$2,657,980	2,451,590

Immediate annuities
Number of policies	12,510	12,600
GAAP annuity reserves	$238,910	238,580

Total annuities
Number of policies	119,760	107,280
GAAP annuity reserves	$4,079,710	3,252,850

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

Consolidated Operations

Revenues   The following details Company revenues.
	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(In thousands)

Universal life and annuity
product charges	$22,882	19,403	43,887	39,604
Traditional life premiums	3,633	3,525	7,021	6,905
Net investment income
excluding index options	76,661	66,995	147,756	130,322
Other income	2,476	1,657	4,607	3,374

Operating Revenues	105,652	91,580	203,271	180,205
Index option gains (losses)	(186)	9,272	1,200	4,808
Realized gains (losses)
on investments	2,013	392	3,472	(6,317)

Total Revenues	$107,479	101,244	207,943	178,696

Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances. Product sales have remained consistent from 2003 to 2004 with the block of business in force, particularly international universal life products, growing steadily. This contributes to higher revenues in the form of cost of insurance charges which were $14.9 million in the second quarter of 2004 compared to $13.7 million in 2003, respectively. Six month figures were $29.6 million compared to $27.1 million for 2004 and 2003. Surrender charges assessed against policyholder account balances upon withdrawal increased from $6.7 million from $4.9 million for the three months ended June 30, 2004 and 2003 to $11.4 million in the first six months of 2004 versus $10.2 million in 2003.

Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. These are product lines that the Company has not put as much of an emphasis on relative to interest sensitive products, particularly in its international life insurance operations. Renewal premiums were $6.1 million in 2004 compared to $6.0 million in 2003 in the first six months.

A detail of net investment income is provided below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(In thousands)

Gross investment income:
Debt securities	$69,015	57,206	134,399	113,901
Mortgage loans	3,547	4,732	6,739	8,469
Policy loans	1,593	1,731	3,220	3,511
Other investment income	2,959	3,826	4,435	5,420

Total investment income	77,114	67,495	148,793	131,301
Investment expenses	453	500	1,037	979

Net investment income
(excluding index options)	76,661	66,995	147,756	130,322

Index options gains (losses)	(186)	9,272	1,200	4,808

Net investment income	$76,475	76,267	148,956	135,130

Net investable cash flow is primarily invested in investment grade debt securities. As a result of the low interest rate environment in 2003 and continuing into 2004, the market for mortgage loans fell below the Company's required yield levels for this type of investment. Mortgage loan investment income includes $0.6 million related to a loan payoff in the three months ended June 30, 2004 and $1.3 million related to a payoff and assumption fees on two loans in the same three months of 2003.

Net investment income performance is summarized as follows:
	Six Months Ended June 30,

	2004	2003

	(In thousands except percentages)

Excluding index options:

Net investment income	$147,756	130,322
Average invested assets, at amortized cost	$4,621,717	3,763,025
Annual yield on average invested assets	6.39%	6.93%

Including index options:

Net investment income	$148,956	135,130
Average invested assets, at amortized cost	$4,661,126	3,770,084
Annual yield on average invested assets	6.39%	7.17%

Other income primarily pertains to the Company's operations involving a nursing home. Revenues associated with this operation were $2.1 million and $1.6 million for the three months ended June 30, 2004 and 2003, respectively, and $4.1 million and $3.3 million for the six months ended June 30, 2004 and 2003, respectively.

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

Index options lost in value in the second quarter of 2004 as the S&P 500 Index® performance slowed over the previous quarter in 2004. The quarter ending June 30, 2004 reported a loss of $0.2 million compared to a gain of $9.3 million for the quarter ending June 30, 2003. The comparable six month amounts were a $1.2 million gain and a $4.8 million gain for June 30, 2004 and 2003, respectively. Index options are intended to act as hedges to match closely the returns on the S&P 500 Index®. With an increase or decrease in this index, the index option values likewise increase or decrease. While income from index options decreased, the contract interest expense for the Company's equity-indexed products was also decreased.

Realized investment gains of $3.5 million and realized investment losses of $6.3 million were reported in the first six months of 2004 and 2003, respectively. Most of the 2004 gains resulted from sales or calls of bonds amounting to $1.6 million with $1.8 million recorded in the three months ended, June 30, sales of real estate from the Company's Westcap subsidiary amounting to $1.1 million with $0.2 million in the three months ended June 30, 2004, and the release of a valuation allowance relating to a mortgage loan no longer impaired of $0.7 million. The losses in 2003 are primarily due to other-than-temporarily impaired writedowns on several bond holdings. These writedowns were due to securities issuers having deteriorating operating trends, decreases in debt ratings, or other various operational and economic factors that became evident in the reporting period. No other-than-temporary impairment writedowns were recorded in the second quarter of 2004.

Benefits and Expenses.  The following details benefits and expenses.
	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(In thousands)

Policy benefits	$7,505	8,359	16,909	20,154
Amortization of deferred policy
acquisition costs	24,071	11,754	44,791	20,237
Universal life and annuity
contract interest	42,824	46,038	80,503	79,075
Other operating expenses	3,766	9,739	14,201	19,133

Totals	$78,166	75,890	156,404	138,599

Policy benefits decreased in the second quarter of 2004 with the Company reporting $5.2 million of death claims compared to $6.6 million for the same three months ended in 2003. Six month figures reflected death claims of $12.4 million and $14.6 million for 2004 and 2003, respectively. The Company's mortality experience over the past several years has generally been consistent with its product pricing assumptions.

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

Amortization of deferred policy acquisition costs increased to $24.1 million for the three months ended June 30, 2004 compared to $11.8 million for the same three months ended in 2003. Six month figures reflected $44.8 million and $20.2 million for 2004 and 2003, respectively. In the second quarter of 2003 the Company increased its amortization of deferred policy acquisition costs pertaining to its annuity line of business in anticipation that low interest rate levels would effect the emergence of profits in the future. Increased amortization in 2004 is due to the substantial increase in the Company's business over the past couple of years and increased gross profits due to the deferral of annuity sales inducements. The increase in international life sales has caused an increase in life insurance in force since 2001 from $10.0 billion to $13.3 billion at June 30, 2004. In addition, annuity sales activity has increased the number of active annuity contracts from 100,000 at June 30, 2002, to 119,800 at June 30, 2004. See additional discussions of amortization relative to the Company's lines of business included in the segment discussion following this section.

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

Contract interest also includes the performance of the equity-index component of the Company's equity-indexed products. As previously noted, the recent market performance of these equity-index features for the three months ended June 30, 2004, decreased contract interest expenses while also decreasing the Company's investment income given the hedge nature of the options purchased for these products. Excluding equity-indexed products, the Company's average credited rate on annuity products was approximately 4.2% and 4.1% in the six months ended June 30, 2004 and 2003, respectively. The increase for 2004 is primarily due to the $2.3 million increase in account balances relating to the previously mentioned lawsuit settlement. The average credited rate for interest sensitive life products approximated 4.7% and 5.0% in the first six months of 2004 and 2003, respectively.

Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, and expenses of operations involving a nursing home. The nursing home expenses were $1.7 million and $1.4 million for the second quarters of 2004 and 2003, respectively, and $3.5 million and $2.8 million in the first six months of 2004 and 2003, respectively. The three months ended June 30, 2004 reflect a reduction in expenses of $6.5 million due to the final payments of $3.2 million related to a lawsuit settlement which was previously accrued at $9.7 million.

Federal Income Taxes: Federal income taxes on earnings from continuing operations reflect effective tax rates of 33.4% and 33.1% for the first six months of 2004 and 2003, respectively, which are lower than the expected Federal rate of 35%. The three months ended June 30, 2004 and 2003 rates were 32.8% and 32.6%, respectively. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings (losses) for the three months and six months ended June 30, 2004 and 2003 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Segment earnings (losses):
Three months ended:

June 30, 2004	$1,345	2,633	12,501	1,924	18,403

June 30, 2003	$(991)	4,613	11,303	1,905	16,830

Six months ended:

June 30, 2004	$1,840	4,675	23,013	2,543	32,071

June 30, 2003	$(2,340)	7,480	23,192	2,585	30,917

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$5,635	5,531	11,208	11,047
Net investment income	4,982	5,186	10,009	10,691
Other income	2	5	5	16

Total premiums and other revenue	10,619	10,722	21,222	21,754

Benefits and expenses:
Policy benefits	2,601	4,509	6,724	9,099
Amortization of deferred policy
acquisition costs	1,934	2,574	3,189	5,899
Universal life insurance contract
interest	2,073	2,157	4,289	4,525
Other operating expenses	1,998	2,937	4,262	5,740

Total benefits and expenses	8,606	12,177	18,464	25,263

Segment earnings (losses) before
Federal income taxes	2,013	(1,455)	2,758	(3,509)

Provision (benefit) for
Federal income taxes	668	(464)	918	(1,169)

Segment earnings (losses)	$1,345	(991)	1,840	(2,340)

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
	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(In thousands)

Universal life insurance revenues	$4,099	3,964	8,163	7,960
Traditional life insurance premiums	1,971	2,085	3,836	4,065
Reinsurance premiums	(435)	(518)	(791)	(978)

Totals	$5,635	5,531	11,208	11,047

The Company's U.S. operations have historically emphasized annuity product sales over life product sales. Consequently, domestic life revenues have been declining for several years. However, it is the Company's goal to increase domestic life product sales and to continue to attract new sources of distribution. Recent efforts have resulted in the number of independent agents contracted increasing from 9,300 at June 30, 2003 to 11,100 at June 30, 2004.

Segment earnings have generally declined as the block of business has contracted and resulted in a segment gain of $1.8 million for the first six months of 2004 compared to a loss of $2.3 million for the same period in 2003. During the first six months of 2004 earnings were aided by favorable mortality experience and lower amortization amounts relating to deferred policy acquisition costs. Policy benefits for the three months ended June 30, 2004 and 2003 were $2.6 million and $4.5 million while six month figures were $6.7 million and $9.1 million, respectively. Amortization costs were $1.9 million and $2.6 million for the three months and $3.2 million and $5.9 million for the six months ended June 30, 2004 and 2003, respectively. Other operating expenses of $1.9 million in 2004 compared to $2.9 million in 2003 for the three months ended June 30, reflect a reduction due to a reallocation of overhead expenses to product lines with more business volume. The face amount of domestic life insurance in force has declined from $2.8 billion at June 30, 2003 to $2.6 billion at June 30, 2004. Absent the growth rates targeted by management, the block of business will continue to contract due to the normal incidence of terminations from death or surrender with lower earnings resulting.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$16,174	13,317	32,299	26,624
Net investment income	5,316	5,887	10,957	11,631
Other income	-	28	-	37

Total premiums and other revenue	21,490	19,232	43,256	38,292

Benefits and expenses:
Policy benefits	3,986	3,390	8,772	8,755
Amortization of deferred policy
acquisition costs	6,126	1,221	12,502	3,578
Universal life insurance contract
interest	4,666	4,856	9,095	8,638
Other operating expenses	2,816	2,904	5,881	6,095

Total benefits and expenses	17,594	12,371	36,250	27,066

Segment earnings before Federal
income taxes	3,896	6,861	7,006	11,226

Provision for Federal income taxes	1,263	2,248	2,331	3,746

Segment earnings	$2,633	4,613	4,675	7,480

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(In thousands)

Universal life insurance revenues	$16,642	14,142	33,031	27,763
Traditional life insurance premiums	2,000	1,808	3,807	3,524
Reinsurance premiums	(2,468)	(2,633)	(4,539)	(4,663)

Totals	$16,174	13,317	32,299	26,624

International operations have emphasized universal life policies over traditional life insurance products. Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual universal life premiums collected are detailed below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(In thousands)

Universal life insurance:
First year and single premiums	$9,259	8,515	16,974	17,382
Renewal premiums	14,622	11,793	27,592	22,231

Totals	$23,881	20,308	44,566	39,613

The Company's international life operations have been a significant part of the Company's business as evidenced by the growth in collected premiums. International sales increased due to new contracted distribution in several markets who were attracted to National Western given the Company's longstanding reputation for supporting its international life products and the instability of competing companies. In addition, the Company reported increased sales of equity-indexed universal life products for international life operations with collected premiums approximating $16.1 million and $7.9 million for the six months ended 2004 and 2003, respectively. The first three and six months of 2004 reflected similar claim experience as reported in 2003; however, policy benefits are prone to variation from reporting period to reporting period and are not necessarily indicative of a trend. Increased amortization for the three and six months ended is to match the increased gross profits incurred from greater capital gains, reduced credited rates and higher cost of insurance charges in 2004 compared to 2003.

As the international life insurance in force continues to grow, the Company anticipates operating earnings to similarly increase. The amount of international life insurance in force has grown from $9.5 billion at June 30, 2003, to $10.7 billion at June 30, 2004.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's annuities and investment contracts are available to international residents, such sales are currently small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$4,706	4,080	7,401	8,838
Net investment income	63,645	62,586	124,811	109,393
Other income (loss)	403	(11)	458	29

Total premiums and other revenue	68,754	66,655	132,670	118,260

Benefits and expenses:
Policy benefits	918	460	1,413	2,300
Amortization of deferred policy
acquisition costs	16,011	7,959	29,100	10,760
Annuity contract
interest	36,085	39,025	67,119	65,912
Other operating expenses	(2,780)	2,500	546	4,472

Total benefits and expenses	50,234	49,944	98,178	83,444

Segment earnings before Federal
income taxes	18,520	16,711	34,492	34,816

Provision for Federal income taxes	6,019	5,408	11,479	11,624

Segment earnings	$12,501	11,303	23,013	23,192

Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(In thousands)

Surrender charges	$3,994	2,802	5,966	6,232
Payout annuity and other revenues	702	1,267	1,417	2,585
Traditional annuity premiums	10	11	18	21

Totals	$4,706	4,080	7,401	8,838

The Company's earnings are dependent upon annuity contracts persisting or remaining in force. While premium and contract revenues decline with a reduction in surrender charges, the Company's investment earnings benefit as more policies remain in force.

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Annuity deposits have decreased slightly in the current year relative to the prior year as other deferred annuities sales have declined from the record levels of 2003 in conjunction with uncertainty in market interest rate direction. Actual annuity deposits collected for the three months and six months ended June 30, 2004 and 2003 are detailed below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(In thousands)

Equity-indexed annuities	$158,990	115,594	316,029	154,100
Other deferred annuities	94,911	234,222	195,363	357,770
Immediate annuities	5,986	12,175	16,671	19,162

Totals	$259,887	361,991	528,063	531,032

Equity-indexed products sales typically follow the stock market in that sales are higher when confidence is high in the stock market and low if the stock market is showing poor performance. Sales of these products increased during the quarter ended June 30, 2004 over June 30, 2003 due to continued improvement in the stock market performance attracting consumers to this type of product. Since the Company does not offer variable products or mutual funds, these equity-indexed products provide an interest crediting alternative to the Company's other fixed rate annuity products.

Investment income in the annuity segment includes index option income of $1.6 million and $4.5 million for the six months ended June 30, 2004 and 2003, respectively. Excluding index option income, investment income in the annuity segment totals $63.4 million and $53.6 million in the three months ended June 30, 2004 and 2003, respectively. For the six months, the comparable amounts were $123.2 million and $104.9 million in 2004 and 2003, respectively.

Other deferred annuity deposits decreased during the three and six months ended June 30, 2004 versus June 30, 2003 with $94.9 million and $195.4 million collected in 2004 as compared to $234.2 million and $357.8 million in 2003, respectively, mainly due to the popularity of equity-indexed products. As a selling inducement, many of the deferred products include a first year interest bonus in addition to a base interest rate. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred and amortized over future periods amounted to approximately $7.9 million and $14.1 million during the three months ended June 30, 2004 and 2003, respectively. Six month figures totaled $16.3 million and $20.1 million for 2004 and 2003, respectively.

The Company is required to periodically adjust deferred policy acquisition amortization factors for actual experience that varies from assumptions. Increased amortization in 2004 is due in part to increased gross profits in 2004 over 2003. Such increased gross profits resulted from greater spreads on interest sensitive annuity products, higher capital gains in the first six months of 2004 compared to 2003 as well as reductions in credited rates over the same period. These items resulted in increased amortization for the quarter ended June 30, 2004 with $16.0 million of amortization compared to $8.0 million for June 30, 2003 quarter end. Six month comparable amounts were $29.1 million and $10.8 million for June 30, 2004 and 2003, respectively.

Annuity contract interest includes the equity component return associated with the Company's equity-indexed annuities. Reported in the three month figures ended June 30, 2004 is an increase in contract interest of $2.3 million resulting from increasing certain contractholder account balances as part of a settlement relating to a lawsuit. Bonus interest deferred and capitalized is dependent on product sales and can fluctuate from period to period. The detail of equity-index annuity contract interest compared to contract interest for all other annuities is as follows:
	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(In thousands)

Equity-indexed annuities	$5,962	14,141	11,412	14,169
All other annuities	36,227	39,016	68,949	71,801

Gross contract interest	42,189	53,157	80,361	85,970
Bonus interest deferred and capitalized	(7,873)	(14,132)	(16,305)	(20,058)
Bonus interest amortization	1,769	-	3,063	-

Total contract interest	$36,085	39,025	67,119	65,912

Other operating expenses in the three and six months ended June 30, 2004 reflect a $6.5 million lawsuit settlement reduction representing the difference of $9.7 million accrued in 2003 versus actual settlement payments made of $3.2 million in 2004.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Nursing home operations generated $0.6 million and $0.5 million of operating earnings in the first six months of 2004 and 2003, respectively

INVESTMENTS

General

The Company's investment philosophy emphasizes the prudent handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of June 30, 2004 and December 31, 2003. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.
	Composition of Investments

	June 30, 2004		December 31, 2003

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Debt securities	$4,554,878	93.3	$4,190,253	92.2
Mortgage loans	139,175	2.9	152,035	3.3
Policy loans	88,264	1.8	89,757	2.0
Index options	36,369	0.7	44,849	1.0
Equity Securities	18,373	0.4	18,177	0.4
Real estate	16,224	0.3	20,187	0.4
Other	29,159	0.6	29,725	0.7

Totals	$4,882,442	100.0	$4,544,983	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations (CMOs). As of June 30, 2004 and December 31, 2003, the Company's debt securities portfolio consisted of the following:
	Composition of Debt Securities

	June 30, 2004		December 31, 2003

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Corporate	$2,120,747	46.5	$1,876,984	44.8
Mortgage-backed securities	1,385,205	30.4	1,239,784	29.6
Public utilities	573,620	12.6	551,511	13.2
Asset-backed securities	208,897	4.6	222,351	5.3
U.S. government/agencies	189,981	4.2	208,799	5.0
States & political subdivisions	40,361	0.9	38,610	0.9
Foreign governments	36,067	0.8	52,214	1.2

Totals	$4,554,878	100.0	$4,190,253	100.0

The Company's investment guidelines prescribe limitations as a percent of the total investment portfolio by type of security and all holdings were within these threshold limits at June 30, 2004. During 2004, the Company has expanded its holdings of corporate and private mortgage-backed securities given attractive yields and spreads. Because the Company's holdings of mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing primarily in collateralized mortgage obligations, which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I ("PAC I") and sequential tranches are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's portfolio. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poors (S&P®), or other nationally recognized statistical rating organizations if securities were not rated by S&P® .
	June 30, 2004		December 31, 2003

	Amount	%	Amount	%

	(In thousands)		(In thousands)

AAA and U.S. government	$1,823,868	40.1	$1,682,168	40.1
AA	149,505	3.3	79,629	1.9
A	1,299,582	28.5	1,141,831	27.3
BBB	1,057,329	23.2	1,077,690	25.7
BB and other below investment grade	224,594	4.9	208,935	5.0

Totals	$4,554,878	100.0	$4,190,253	100.0

National Western does not purchase below investment grade securities. Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities. During the first six months of 2004, the Company's percentage of below investment grade securities stayed relatively constant as a percentage of invested assets. The increase in carrying value at June 30, 2004 is a result of several split rated securities (rated investment grade by one agency and non-investment by another agency) and the downgrade of a security backed by manufactured housing. Overall, the Company's holdings of below investment grade securities are lower than industry averages and are a small percentage of total invested assets. These holdings are summarized below.

	Below Investment Grade Debt Securities

			Estimated	% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets

	(In thousands except percentages)

June 30, 2004	$224,660	224,594	221,265	4.5%

December 31, 2003	$205,124	208,935	208,674	4.5%

December 31, 2002	$210,301	172,880	168,085	4.8%

No impairment writedowns were recorded during the first six months of 2004. Impairment writedowns were recognized in the first six months of 2003 resulting in a realized loss of $6.4 million before taxes. These consisted of writedowns relating to AMR Corp. of $3.1 million in accordance with GAAP other-than-temporary impairment provisions and writedowns on four collateralized bond obligations ("CBO") of $3.3 million.

The Company is closely monitoring its other below investment grade holdings. While losses are not currently anticipated based on the existing status and condition of these securities, continued credit deterioration of some securities is possible, which may result in further writedowns. Holdings in below investment grade securities by category are summarized below.
Below Investment Grade Debt Securities as of June 30, 2004

	Amortized	Carrying	Fair
	Cost	Value	Value

	(In thousands)

Manufacturing	$57,122	56,594	56,779
Utilities/Energy	54,370	53,060	53,436
Retail	40,013	42,156	42,156
Transportation	22,472	21,712	19,578
Healthcare	19,979	20,738	20,738
CBO/Asset Backs	13,047	14,464	12,575
Telecommunications	9,989	8,925	8,925
Other	7,668	6,945	7,078

Totals	$224,660	224,594	221,265

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

As shown in the table below, at June 30, 2004, approximately 32% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide the Company flexibility to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.
			Net
	Fair	Amortized	Unrealized
	Value	Cost	Gains

	(In thousands)
Securities held to maturity:
Debt securities	$3,140,830	3,112,384	28,446
Securities available for sale:
Debt securities	1,442,494	1,423,886	18,608
Equity securities	18,373	11,492	6,881

Totals	$4,601,697	4,547,762	53,935

In accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company transferred a debt security totaling $4.7 million in the first six months of 2003, from held to maturity to available for sale due to credit deterioration. Since the security transferred in 2003 was already written down to its market value, no net unrealized loss was recorded. No securities were transferred during the three or six months ended June 30, 2004.

Proceeds from sales of securities available for sale totaled $15.4 million and $17.4 million which resulted in realized gains of $1.1 million and $0.4 million during the second quarters of 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, respectively, proceeds from sales of securities available for sale totaled $18.9 million and $21.0 million. These sales resulted in a realized gain of $1.0 million for 2004 and a negligible realized loss for 2003. Due to credit deterioration, several bonds from the held to maturity portfolio were sold during the first six months of 2004 and 2003. The amortized cost of these bonds was $8.0 million and $2.0 million which resulted in realized gains of $0.7 million and realized losses of $38,000 for 2004 and 2003, respectively.

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

The Company held net investments in mortgage loans totaling $139.2 million and $152.0 million at June 30, 2004 and December 31, 2003, respectively. The diversification of the portfolio by geographic region and by property type was as follows:
	June 30, 2004		December 31, 2003

Geographic Region:	Amount	%	Amount	%

	(In thousands)		(In thousands)

West South Central	$78,842	56.6	$83,363	54.8
Mountain	21,232	15.3	33,772	22.2
Pacific	18,209	13.1	16,432	10.8
South Atlantic	6,013	4.3	6,125	4.0
East South Central	4,800	3.5	4,921	3.3
All other	10,079	7.2	7,422	4.9

Totals	$139,175	100.0	$152,035	100.0

	June 30, 2004		December 31, 2003

Property Type:	Amount	%	Amount	%

	(In thousands)		(In thousands)

Retail	$103,360	74.3	$115,984	76.3
Office	27,563	19.8	27,165	17.9
Land/Lots	6,801	4.9	7,100	4.7
Apartment	743	0.5	756	0.5
Hotel/Motel	666	0.5	827	0.5
All other	42	0.0	203	0.1

Totals	$139,175	100.0	$152,035	100.0

The Company does not recognize interest income on impaired loans which is deemed to be uncollectible. There was no interest income unrecognized at June 30, 2004 and 2003. As of December 31, 2003, the allowance for possible losses on mortgage loans was $0.7 million. During the first quarter of 2004, this allowance was released due to a review of anticipated cash flows showing that all principal would be recovered.

The Company's real estate investments totaled approximately $16.2 million and $20.2 million at June 30, 2004 and December 31, 2003, respectively, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of the Company. The Company recognized operating income on these properties of approximately $0.9 million for the six months ended June 30, 2004 and 2003. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded an impairment writedown of $72,000 on these properties resulting in a realized loss during the first six months of 2003. There were no writedowns in the first six months of 2004 associated with these properties.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	June 30,	March 31,
	2004	2004

	(In thousands except percentages)

Debt securities - fair value	$4,583,324	4,569,574
Debt securities - amortized cost	$4,536,270	4,333,192
Fair value as a percentage of amortized cost	101.04%	105.46%
Unrealized gains	$47,054	236,382
Ten-year U.S. Treasury bond - increase (decrease)
in yield for the quarter	0.7%	(0.4)%

	Unrealized Gain Balance

	At	At	Change in
	June 30,	March 31,	Unrealized
	2004	2004	Gains

	(In thousands)

Debt securities held to maturity	$28,446	156,236	(127,790)
Debt securities available for sale	18,608	80,146	(61,538)

Totals	$47,054	236,382	(189,328)

Changes in interest rates typically have a significant impact on the fair values of the Company's debt securities. Market interest rates of the ten-year U.S. Treasury bond during the quarter increased approximately 70 basis points from March 31, 2004. The magnitude and direction of this change in interest rate level caused an unrealized loss of $189.3 million on a portfolio of approximately $4.6 billion. The Company would expect similar results in the future from any significant upward or downward movement in market rates. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's balance sheet.

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

The Company performed a detailed sensitivity analysis as of December 31, 2003, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the second quarter of 2004 were reasonable given the expected range of results of this analysis.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations. Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet all obligations and is provided by a variety of sources.

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and revenues, investment income, and investment maturities are the primary sources of funds while investment purchases, policy benefits, and operating expenses are the primary uses of funds. Although the Company historically has not been put in the position of liquidating invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs. No borrowings have been made in 2004 under the bank line of credit.

A primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. The Company includes provisions within its annuity and universal life insurance policies, such as surrender charges, that help limit and discourage early withdrawals. Since these contractual withdrawals, as well as the level of surrenders experienced, were consistent with the Company's assumptions in asset liability management, the associated cash outflows did not have an adverse impact on overall liquidity. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Cash flow projections and cash flow tests under various market interest rate scenarios are also performed to assist in evaluating liquidity needs and adequacy. The Company currently expects available liquidity sources and future cash flows to be adequate to meet the demand for funds.

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $47.6 million and $48.2 million for the six months ended June 30, 2004 and 2003, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $231.2 million and $358.4 million for the six months ended June 30, 2004 and 2003, respectively. These cash flow items could be reduced if interest rates rise. Net cash inflows from the Company's universal life and investment annuity deposit product operations totaled $326.8 million and $373.6 million during the six months ended June 30, 2004 and 2003, respectively.

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

Future Policy Benefits.  Because of the long-term nature of insurance contracts, the Company is liable for policy benefit payments many years into the future. The liability for future policy benefits represents estimates of the present value of the Company's expected benefit payments, net of the related present value of future net premium collections. For traditional life insurance contracts, this is determined by standard actuarial procedures, using assumptions as to mortality (life expectancy), morbidity (health expectancy), persistency, and interest rates, which are based on the Company's experience with similar products. The assumptions used are those considered to be appropriate at the time the policies are issued. An additional provision is made on most products to allow for possible adverse deviation from the assumptions assumed. For universal life and investment annuity products, the Company's liability is the amount of the contracts account balance. Account balances are also subject to minimum liability calculations as a result of minimum guaranteed interest rates in the policies. While management and company actuaries have used their best judgment in determining the assumptions and in calculating the liability for future policy benefits, there is no assurance that the estimate of the liabilities reflected in the financial statements represents the Company's ultimate obligation. In addition, significantly different assumptions could result in materially different reported amounts.

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

ITEM 4.  CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in the Company's filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including the Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2004. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2004, the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC filings. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 ("Act") requires an SEC registrant, beginning in 2004, to perform an annual assessment of its internal controls over financial reporting and to report the results of the assessment in its 2004 Form 10-K filing. The Act further requires the registrant's independent auditors to perform a review of this self-assessment and opine upon the adequacy of the registrant's self-assessment and internal controls in the Form 10-K. This assessment process must be done in reference to a suitable framework for effective internal controls, the most readily recognized being the Treadway Commission's Committee of Sponsoring Organizations report on Internal Control, commonly referred to as "COSO". The Company is currently in the process of conducting a review and assessment of its internal controls over financial reporting against the COSO criteria in order to comply with the upcoming deadline.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8 "Legal Proceedings" of the accompanying financial statements included in this Form 10-Q.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 25, 2004, the stockholders voted upon the following matters at the annual stockholders meeting:

(a) The election of Class A directors to the Company's Board of Directors to serve one-year terms. The results of the voting were as follows:
	For	Against

Robert L. Moody	2,481,082	531,506
Harry L. Edwards	2,475,001	537,587
Stephen E. Glasgow	2,921,689	90,899
E.J. Pederson	2,912,114	100,474

(b) The election of Class B directors to the Company's Board of Directors to serve one-year terms. The results of the voting were as follows:
	For	Against

E. Douglas McLeod	200,000	-
Charles D. Milos	200,000	-
Frances A. Moody Dahlberg	200,000	-
Ross R. Moody	200,000	-
Russell S. Moody	200,000	-
Louis E. Pauls, Jr.	200,000	-

(c) The adoption of amendments to Paragraph III and Paragraph VII(h) of the 1995 Stock and Incentive Plan as set forth in the Proxy Statement dated May 17, 2004. The results of the voting were as follows:
	For	Against	Abstain

Votes	2,214,432	491,621	9,535

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 10(aq)	-	Bonus program by and between National Western Life Insurance Company and certain Executive officers of National Western Life Insurance Company for the year ending December 31, 2004.

Exhibit 11	-	Computation of Earnings Per Share (filed on page __ and __ of this report).

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 22, 2004, the Company filed a Current Report on Form 8-K dated April 22, 2004 under Item 5 disclosing that the contractual appointment of Deloitte & Touche LLP as independent auditors had not been renewed with a service end date of May 10, 2004.

On April 26, 2004, the Company filed a Current Report on Form 8-K dated April 26, 2004 under Item 4 disclosing that the audit firm of KPMG LLP had been approved as the Company's new principal accountants effective May 10, 2004.

On May 10, 2004, the Company filed a Current Report on Form 8-K dated May 10, 2004 under Items 7 and 12 thereof in connection with a news release reporting National Western Life Insurance Company's operating and financial results for the first quarter of 2004. A copy of the news release was furnished with the Form 8-K.

On May 14, 2004, the Company filed an Amended Report on Form 8-KA dated April 22, 2004 under Items 4 and 7 disclosing that the contractual appointment of Deloitte and Touche LLP as independent auditors had not been renewed.

On June 21, 2004, the Company filed an Amended Report on Form 8-KA dated April 22, 2004 under Items 4 and 7 disclosing that the contractual appointment of Deloitte and Touche LLP as independent auditors had not been renewed.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: August 6, 2004	/S/ Ross R. Moody

Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: August 6, 2004	/S/ Brian M. Pribyl

Brian M. Pribyl
Senior Vice President,
Chief Financial & Administrative
Officer and Treasurer
(Principal Financial Officer)

Date: August 6, 2004	/S/ Kay E. Osbourn

Kay E. Osbourn
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)