Form 10-Q
period 2004-09-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2004-11-09
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ √ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

As of November 5, 2004, the number of shares of Registrants common stock outstanding was: Class A - 3,377,775 and Class B - 200,000.

iNDEX

Part I. Financial Information:	Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
September 30, 2004 (Unaudited) and December 31, 2003

Condensed Consolidated Statements of Earnings
For the Three Months Ended September 30, 2004 and 2003 (Unaudited)

Condensed Consolidated Statements of Earnings
For the Nine Months Ended September 30, 2004 and 2003 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2004 and 2003 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Nine Months Ended September 30, 2004 and 2003 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2004 and 2003 (Unaudited)

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2004 and 2003 (Unaudited)

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

Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	September 30,	December 31,
ASSETS	2004	2003

Investments:
Securities held to maturity, at amortized cost	$3,170,861	2,821,016
Securities available for sale, at fair value	1,620,569	1,387,414
Mortgage loans, net of allowances for possible
losses ($1,000 and $660)	126,920	152,035
Policy loans	88,565	89,757
Indexed options	21,852	44,849
Other long-term investments	45,018	49,912

Total investments	5,073,785	4,544,983

Cash and cash equivalents	58,772	68,210
Deferred policy acquisition costs	573,083	558,455
Deferred sales inducements	58,780	40,940
Accrued investment income	58,777	53,979
Federal income tax receivable	3,313	-
Other assets	29,935	31,153

	$5,856,445	5,297,720

Note: The condensed consolidated balance sheet at December 31, 2003, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	(Unaudited)
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2004	2003

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$140,960	142,056
Universal life and annuity contracts	4,747,781	4,338,035
Other policyholder liabilities	70,285	62,499
Federal income tax liability:
Current	-	3,757
Deferred	41,233	8,409
Other liabilities	66,977	63,106

Total liabilities	5,067,236	4,617,862

COMMITMENTS AND CONTINGENCIES (Notes 5, 7 and 8)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,377,645 and
3,346,685 issued and outstanding in 2004 and 2003	3,378	3,347
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2004 and 2003	200	200
Additional paid-in capital	32,712	29,192
Accumulated other comprehensive income	25,933	23,453
Retained earnings	726,986	623,666

Total stockholders' equity	789,209	679,858

	$5,856,445	5,297,720

Note: The condensed consolidated balance sheet at December 31, 2003, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2004 and 2003
(Unaudited)
(In thousands, except per share amounts)
	2004	2003

Premiums and other revenue:
Life and annuity premiums	$3,402	3,509
Universal life and annuity contract revenues	23,686	19,927
Net investment income	64,068	69,656
Other income	4,446	1,818
Realized gains (losses) on investments	(1,510)	1,254

Total premiums and other revenue	94,092	96,164

Benefits and expenses:
Life and other policy benefits	7,967	8,460
Amortization of deferred policy acquisition costs	21,316	13,602
Universal life and annuity contract interest	32,811	38,109
Other operating expenses	10,339	20,182

Total benefits and expenses	72,433	80,353

Earnings before Federal income taxes	21,659	15,811

Provision for Federal income taxes:
Current	10,951	4,216
Deferred	(3,587)	1,158

Total Federal income taxes	7,364	5,374

Net earnings	$14,295	10,437

Basic Earnings Per Share	$4.01	2.95

Diluted Earnings Per Share	$3.96	2.91

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)
(In thousands, except per share amounts)

	2004	2003

Premiums and other revenue:
Traditional life and annuity premiums	$10,423	10,414
Universal life and annuity contract revenues	67,573	59,531
Net investment income	213,024	204,786
Other income	9,053	5,192
Realized gains (losses) on investments	1,962	(5,063)

Total premiums and other revenue	302,035	274,860

Benefits and expenses:
Life and other policy benefits	24,876	28,614
Amortization of deferred policy acquisition costs	66,107	33,839
Universal life and annuity contract interest	113,314	117,184
Other operating expenses	24,540	39,315

Total benefits and expenses	228,837	218,952

Earnings before Federal income taxes and cumulative effect of
change in accounting principle	73,198	55,908

Provision for Federal income taxes:
Current	22,724	17,672
Deferred	1,851	988

Total Federal income taxes	24,575	18,660

Earnings before cumulative effect of change in accounting principle	48,623	37,248

Cumulative effect of change in accounting principle, net of
$29,452 of Federal income taxes	54,697	-

Net earnings	$103,320	37,248

Basic Earnings Per Share:
Earnings before cumulative effect of change in accounting principle	$13.66	10.55
Cumulative effect of change in accounting principle	15.36	-

Net earnings	$29.02	10.55

Diluted Earnings Per Share:
Earnings before cumulative effect of change in accounting principle	$13.50	10.47
Cumulative effect of change in accounting principle	15.19	-

Net earnings	$28.69	10.47

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2004 and 2003
(Unaudited)
(In thousands)
	2004	2003

Net earnings	$14,295	10,437

Other comprehensive income net of effects of
deferred policy acquisition costs and taxes:
Net unrealized gains on securities:
Net unrealized holding gains arising during period	11,917	2,094
Reclassification adjustment for net losses (gains)
included in net earnings	1,480	(670)
Amortization of net unrealized losses (gains)
related to transferred securities	9	(37)
Net unrealized gains on securities transferred during the period from
held to maturity to available for sale	167	96

Net unrealized gains on securities	13,573	1,483

Foreign currency translation adjustments	231	(26)

Other comprehensive income	13,804	1,457

Comprehensive income	$28,099	11,894

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)
(In thousands)
	2004	2003

Net earnings	$103,320	37,248

Other comprehensive income, net of effects of
deferred policy acquisition costs and taxes:
Net unrealized gains on securities:
Net unrealized holding gains arising during period	1,190	10,801
Reclassification adjustment for net losses included in net earnings	798	2,854
Amortization of net unrealized losses
related to transferred securities	239	197
Net unrealized gains on securities transferred during the period from
held to maturity to available for sale	167	96

Net unrealized gains on securities	2,394	13,948

Foreign currency translation adjustments	86	32

Other comprehensive income	2,480	13,980

Comprehensive income	$105,800	51,228

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)
(In thousands)

	2004	2003

Common stock:
Balance at beginning of year	$3,547	3,525
Shares exercised under stock option plan	31	22

Balance at end of period	3,578	3,547

Additional paid-in capital:
Balance at beginning of year	29,192	26,759
Shares exercised under stock option plan	3,520	2,299

Balance at end of period	32,712	29,058

Accumulated other comprehensive income:
Unrealized gains on securities:
Balance at beginning of year	22,467	8,324
Change in unrealized gains during period	2,394	13,948

Balance at end of period	24,861	22,272

Foreign currency translation adjustments:
Balance at beginning of year	3,297	3,249
Change in translation adjustments during period	86	32

Balance at end of period	3,383	3,281

Minimum pension liability adjustment:
Balance at beginning of year	(2,311)	(2,535)
Change in minimum pension liability adjustment during period	-	-

Balance at end of period	(2,311)	(2,535)

Accumulated other comprehensive income at end of period	25,933	23,018

Retained earnings:
Balance at beginning of year	623,666	567,884
Net earnings	103,320	37,248

Balance at end of period	726,986	605,132

Total stockholders' equity	$789,209	660,755

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)
(In thousands)

	2004	2003

Cash flows from operating activities:
Net earnings	$103,320	37,248
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and annuity contract interest	113,314	117,184
Surrender charges and other policy revenues	(20,397)	(19,047)
Realized losses (gains) on investments	(1,962)	5,063
Accrual and amortization of investment income	(6,178)	(8,665)
Depreciation and amortization	1,244	1,174
Decrease (increase) in value of indexed options	32,128	(12,997)
Increase in deferred policy acquisition costs	(49,338)	(110,449)
Increase in accrued investment income	(4,798)	(3,196)
Decrease (increase) in other assets	2,155	(5,520)
Decrease in liabilities for future policy benefits	(1,469)	(1,644)
Increase in other policyholder liabilities	7,786	13,938
Increase in Federal income tax liability	25,219	2,499
Increase (decrease) in other liabilities	(15,087)	15,406
Increase (decrease) in accrued lawsuit settlement	(9,700)	9,700
Cumulative effect of change in accounting principle, before taxes	(84,149)	-
Other	50	705

Net cash provided by operating activities	92,138	41,399

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	8,749	4,175
Securities available for sale	34,587	40,470
Other investments	18,495	12,846
Proceeds from maturities and redemptions of:
Securities held to maturity	267,178	420,796
Securities available for sale	58,721	119,717
Purchases of:
Securities held to maturity	(629,934)	(901,260)
Securities available for sale	(281,283)	(429,756)
Other investments	(23,370)	(13,962)
Principal payments on mortgage loans	32,601	31,234
Cost of mortgage loans acquired	(6,283)	(23,036)
Decrease in policy loans	1,191	3,351
Other	(609)	(697)

Net cash used in investing activities	(519,957)	(736,122)

	(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)
(In thousands)

	2004	2003

Cash flows from financing activities:
Deposits to account balances for universal life
and annuity contracts	$761,063	920,838
Return of account balances on universal life
and annuity contracts	(344,587)	(277,158)
Issuance of common stock under stock option plan	1,874	1,923

Net cash provided by financing activities	418,350	645,603

Effect of foreign exchange	31	(12)

Net decrease in cash and cash equivalents	(9,438)	(49,132)
Cash and cash equivalents at beginning of year	68,210	85,544

Cash and cash equivalents at end of period	$58,772	36,412

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the nine month period for:
Interest	$31	31
Income taxes	28,878	16,200

Noncash investing activities:
Mortgage loans originated to facilitate sale of real estate	$1,360	-

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2004, and the results of its operations and its cash flows for the three months and nine months ended September 30, 2004 and 2003. The results of operations for the three months and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov.

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

At September 30, 2004, the Company held a reserve relating to two-tier annuities in the amount of $24.0 million as an additional liability relating to annuitization benefits. The expected annuitizations were determined based upon actual experience relating to this block of business, which is relatively seasoned and the policies are no longer issued by the Company. The issuance of this SOP did not impact the Company's accounting relating to sales inducements.

FASB Interpretation No. 46 ("FIN" 46) Consolidation of Variable Interest Entities was issued January 2003; in December 2003, the FASB issued Revised Interpretation No. 46, ("FIN 46R"). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation. FIN 46R clarifies how to identify a variable interest entity ("VIE") and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements. A company that absorbs a majority of a VIE's expected losses, receives a majority of a VIE's expected residual returns, or both, is the primary beneficiary and is required to consolidate the VIE into its financial statements. FIN 46R also requires disclosure of certain information where the reporting company is the primary beneficiary or holds a significant variable interest in a VIE (but is not the primary beneficiary). FIN 46R was effective for public companies that have interests in VIE's or potential VIE's that are special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required for periods ending after March 15, 2004. The adoption of FIN 46R in the first quarter of 2004 did not have a significant impact on the Company's consolidated financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This Issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company's current policy has generally been to record income only as cash is received following an impairment of a debt security. The application of this Issue was required for reporting periods beginning after June 15, 2004. In September 2004, the FASB approved FSP EITF 03-1, which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved. The adoption of the EITF is not expected to have a material impact on the consolidated financial statements of the Company.

In December of 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). SOP 03-3 addresses revenue recognition and impairment assessments for certain loans and debt securities that were purchased at a discount that was at least in part due to credit quality. SOP 03-3 states that where expected cash flows from the loan or debt security can be reasonably estimated, the difference between the purchase price and the expected cash flows (i.e., the "accretable yield") should be accreted into income. In addition, the SOP prohibits the recognition of a reserve for impairment on the purchase date. Further, the SOP requires that the allowance for loan losses be supported through a cash flow analysis, on either an individual or on a pooled basis, for all loans that fall within the scope of the guidance. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company will adopt SOP 03-3 as of the beginning of fiscal year 2005 but does not expect this SOP to have a material impact on the consolidated financial statements.

(3)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The Company paid no cash dividends on common stock during the nine months ended September 30, 2004 and 2003, as it follows a policy of retaining earnings in order to finance the development of business and to meet regulatory requirements for capital.

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
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(In thousands)

Service cost	$148	121	443	364
Interest cost	231	218	694	656
Expected return on plan assets	(209)	(171)	(626)	(516)
Amortization of prior service cost	1	(5)	3	(15)
Amortization of net loss	71	69	213	206

Net periodic benefit cost	$242	232	727	695

The Company has contributed $760,000 to the plan in 2004. No other contributions are planned.

The Company also sponsors a nonqualified defined benefit plan primarily for senior officers. The plan provides benefits based on the participants' years of service and compensation. The pension obligations and administrative responsibilities of the plan are maintained by a pension administration firm, which is a subsidiary of American National Insurance Company ("ANICO"). ANICO has guaranteed the payment of pension obligations under the plan. However, the Company has a contingent liability with respect to the pension plan should these entities become unable to meet their obligations under the existing agreements. Also, the Company has a contingent liability with respect to the plan in the event that a plan participant continues employment with the Company beyond age seventy, the aggregate average annual participant salary increases exceed 10% per year, or any additional employees become eligible to participate in the plan. If any of these conditions are met, the Company would be responsible for any additional pension obligations resulting from these items.

Amendments were made to the plan to allow an additional employee to participate and to change the benefit formula for the Chairman of the Company. Any additional obligations are a liability to the Company. The following summarizes the components of net periodic benefit costs.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(In thousands)

Service cost	$106	117	317	351
Interest cost	45	38	134	114
Amortization of prior service cost	72	79	218	237
Amortization of net loss	1	-	3	-

Net periodic benefit cost	$224	234	672	702

The Company has contributed $236,000 to the plan in 2004. No other contributions are planned.

(6)  SEGMENT AND OTHER OPERATING INFORMATION

Under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas. A summary of segment information for the quarters ended September 30, 2004 and 2003 is provided below.
Selected Segment Information.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

September 30, 2004:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$47,610	140,129	444,124	-	631,863
Total segment assets	362,836	554,417	4,840,079	79,951	5,837,283
Future policy benefits	300,287	393,525	4,194,929	-	4,888,741
Other policyholder liabilities	10,733	9,630	49,922	-	70,285

Three Months Ended
September 30, 2004:
Condensed Income Statements:
Premiums and contract
revenues	$5,685	16,082	5,321	-	27,088
Net investment income	5,098	5,134	53,067	769	64,068
Other income	527	745	1,109	2,065	4,446

Total revenues	11,310	21,961	59,497	2,834	95,602

Policy benefits	3,941	3,481	545	-	7,967
Amortization of deferred
policy acquisition costs	2,861	4,884	13,571	-	21,316
Universal life and annuity
contract interest	2,179	3,977	26,655	-	32,811
Other operating expenses	1,997	2,872	3,663	1,807	10,339
Federal income taxes	118	2,281	5,138	355	7,892

Total expenses	11,096	17,495	49,572	2,162	80,325

Segment earnings	$214	4,466	9,925	672	15,277

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Nine Months Ended
September 30, 2004:
Condensed Income Statements:
Premiums and contract
revenues	$16,893	48,381	12,722	-	77,996
Net investment income	15,107	16,091	177,878	3,948	213,024
Other income	532	745	1,567	6,209	9,053

Total revenues	32,532	65,217	192,167	10,157	300,073

Policy benefits	10,665	12,253	1,958	-	24,876
Amortization of deferred
policy acquisition costs	6,050	17,386	42,671	-	66,107
Universal life and annuity
contract interest	6,468	13,072	93,774	-	113,314
Other operating expenses	6,259	8,753	4,209	5,319	24,540
Federal income taxes	1,036	4,612	16,617	1,623	23,888

Total expenses	30,478	56,076	159,229	6,942	252,725

Segment earnings	$2,054	9,141	32,938	3,215	47,348

Selected Segment Information.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

September 30, 2003:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$51,516	125,319	381,993	-	558,828
Total segment assets	361,346	503,028	4,064,282	74,015	5,002,671
Future policy benefits	299,884	358,609	3,564,346	-	4,222,839
Other policyholder liabilities	9,551	13,937	34,102	-	57,590

Three Months Ended
September 30, 2003:
Condensed Income Statements:
Premiums and contract
revenues	$5,377	13,979	4,080	-	23,436
Net investment income	5,266	5,661	57,914	815	69,656
Other income (loss)	(6)	6	37	1,781	1,818

Total revenues	10,637	19,646	62,031	2,596	94,910

Policy benefits	3,834	4,153	473	-	8,460
Amortization of deferred
policy acquisition costs	1,518	3,387	8,697	-	13,602
Universal life and annuity
contract interest	2,170	3,714	32,225	-	38,109
Other operating expenses	2,846	2,847	12,951	1,538	20,182
Federal income taxes	83	1,874	2,619	359	4,935

Total expenses	10,451	15,975	56,965	1,897	85,288

Segment earnings	$186	3,671	5,066	699	9,622

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Nine Months Ended
September 30, 2003:
Condensed Income Statements:
Premiums and contract
revenues	$16,424	40,603	12,918	-	69,945
Net investment income	15,957	17,292	167,307	4,230	204,786
Other income	10	43	66	5,073	5,192

Total revenues	32,391	57,938	180,291	9,303	279,923

Policy benefits	12,933	12,908	2,773	-	28,614
Amortization of deferred
policy acquisition costs	7,417	6,965	19,457	-	33,839
Universal life and annuity
contract interest	6,695	12,352	98,137	-	117,184
Other operating expenses	8,586	8,942	17,423	4,364	39,315
Federal income
taxes (benefits)	(1,086)	5,620	14,243	1,655	20,432

Total expenses	34,545	46,787	152,033	6,019	239,384

Segment earnings (losses)	$(2,154)	11,151	28,258	3,284	40,539

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$27,088	23,436	77,996	69,945
Net investment income	64,068	69,656	213,024	204,786
Other income	4,446	1,818	9,053	5,192
Realized gains (losses) on
investments	(1,510)	1,254	1,962	(5,063)

Total consolidated premiums and
other revenue	$94,092	96,164	302,035	274,860

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$7,892	4,935	23,888	20,432
Taxes (benefits) on realized gains
(losses) on investments	(528)	439	687	(1,772)
Taxes on cumulative effect of change
in accounting principle	-	-	29,452	-

Total consolidated Federal
income taxes	$7,364	5,374	54,027	18,660

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(In thousands)
Net Earnings:
Total segment earnings	$15,277	9,622	47,348	40,539
Realized gains (losses) on
investments, net of taxes	(982)	815	1,275	(3,291)
Cumulative effect of change in
accounting principle, net of taxes	-	-	54,697	-

Total consolidated net earnings	$14,295	10,437	103,320	37,248

	September 30,

	2004	2003

	(In thousands)
Assets:
Total segment assets	$5,837,283	5,002,671
Other unallocated assets	19,162	14,422

Total consolidated assets	$5,856,445	5,017,093

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

On August 26, 2004, the Company entered into an agreement to settle a lawsuit concerning an investment made by the Company more than ten years ago. The investment was sold in 1997. As the result of this settlement, the Company received $2.2 million, which is included in the Company's revenues and pre-tax earnings for the quarter ending September 30, 2004; the lawsuit has been dismissed with prejudice. The lawsuit had been pending for several years, and the costs incurred by the Company in prosecuting the lawsuit have previously been included in the Company's financial statements as such costs were incurred under the category "other operating expenses".

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained herein or in other written or oral statements made by or on behalf of National Western Life Insurance Company or its subsidiaries is or may be viewed as forward-looking. Although the Company has used appropriate care in developing any such information, forward-looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, matters described in the Company's filings with the Securities and Exchange Commission ("SEC") such as exposure to market risks, anticipated cash flows or operating performance, future capital needs, and statutory or regulatory related issues. However, National Western, as a matter of policy, does not make any specific projections as to future earnings, nor does it endorse any projections regarding future performance that may be made by others. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments. Also, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise.

OVERVIEW

Insurance Operations - Domestic

The Company is currently licensed to do business in all states except for New York. Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products. The majority of domestic sales are the Company's annuities, which include single and flexible premium deferred annuities, single premium immediate annuities, and equity-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At September 30, 2004, the Company maintained approximately 121,200 annuity policies in force.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 9,600 independent agents contracted. Roughly 33% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain investment contracts are also available. At September 30, 2004, the Company had approximately 61,800 international life insurance policies in force representing approximately $10.9 billion in face amount of coverage.

International applications are submitted by independent contractor broker-agents. The Company has approximately 3,600 independent international brokers currently contracted, over 52% of which have submitted policy applications to the Company in the past twelve months.

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
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands)
International:
Universal life	$1,738	3,158	5,806	10,956
Traditional life	687	731	1,764	1,854
Equity-indexed life	4,681	2,893	12,668	7,565

	7,106	6,782	20,238	20,375

Domestic:
Universal life	460	205	1,393	754
Traditional life	130	93	343	350

	590	298	1,736	1,104

Totals	$7,696	7,080	21,974	21,479

Total life insurance sales as measured by annualized first year premiums increased nearly 9% in the third quarter of 2004 versus the third quarter of 2003 and were 2% higher in the first nine months of 2004 as compared to 2003. International life business has historically accounted for the majority of total life sales. The Company experienced tremendous growth in international life sales beginning in late 2001 due to the addition of new independent broker-agents, the development of its first equity-indexed universal life ("EIUL") insurance product, and the exit of competitors from several geographic areas. Given these factors, international life insurance sales in 2002 increased 130% over the prior year. Much of this growth was a realization of pent up demand that the Company did not expect to repeat in 2003. However, 2003 sales remained at a high level finishing just 3% lower than the record sales achieved in 2002.

International life insurance sales in the third quarter of 2004 increased 4% over the second quarter and exceeded the sales of the third quarter of 2003 by 5%. During the first quarter of 2004, the Company repriced core universal life products to incorporate new features and adjust for the low interest rate environment that has emerged over the past several years. Consequently, international universal life insurance sales in the first nine months of 2004 have been tempered somewhat as the Company's independent contractor agency force adapted to the product changes. The decline has been substantially offset by increases in sales of the Company's EIUL product given the equity feature and the international recognition of the S&P 500 Index®, the indexing basis of the product. The Company's international business is also subject to cyclical sales patterns over longer periods of time as competitors enter and leave geographic markets. During the period 2001 through 2003, the Company benefited from a period of reduced competition in several markets. Thus far in 2004, competing carriers have entered or re-entered some of these markets and impacted sales in these areas.

Domestic operations have generally focused more heavily on annuity sales than on life insurance sales. The Company spent the greater part of 2003 revamping its domestic life operations by changing the way it contracts distribution for life business, eliminating products and distribution that have not contributed significantly to earnings, and creating new and competitive products. A new single premium universal life ("SPUL") product was launched at the end of 2003 which has accounted for the majority of the increase in domestic universal life insurance sales in the third quarter of 2004 as well as in the first nine months of 2004 over the same period in 2003. With the introduction of the SPUL product and the discontinued marketing of smaller premium and volume life insurance policies, the Company has seen an increase in the average amount of per policy coverage purchased from $76,000 in 2003 to $99,000 in 2004 year-to-date.

The following table sets forth information regarding the Company's life insurance in force for each date presented.
	Insurance In Force as of September 30,

	2004	2003

	($ in thousands)
Universal life:
Number of policies	84,350	87,860
Face amounts	$8,407,300	8,641,890

Traditional life:
Number of policies	57,790	60,440
Face amounts	$1,592,800	1,454,300

Equity-indexed life:
Number of policies	10,520	6,540
Face amounts	$2,098,000	1,224,590

Rider face amounts	$1,401,000	1,299,800

Total life insurance:
Number of policies	152,660	154,840
Face amounts	$13,499,100	12,620,580

While the total number of policies in force declined slightly year over year, the face amount of insurance coverage in force increased by approximately $0.9 billion. This reflects the Company's changing business mix toward international life sales and a change in emphasis domestically toward larger policies. The international life products typically have larger average face amounts of coverage per policy due to the higher net worth of the individuals purchasing these products. The average face amount of coverage for international life product sales in the first nine months of 2004 was approximately $233,000 while the average face amount of coverage for domestic life product sales was roughly $99,000. The domestic life insurance in force is comprised substantially of discontinued policies having lower face amounts of coverage that are lapsing at a rate faster than the larger policy face amounts currently written are being added to the block of business.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands)

Equity-indexed annuities	$114,195	160,686	429,055	314,060
Other deferred annuities	82,198	191,360	278,139	546,881
Immediate annuities	6,527	12,221	28,648	32,263

Totals	$202,920	364,267	735,842	893,204

Annuity sales for the first nine months of 2004 were 18% lower than the comparable period in 2003. The Company experienced significant growth in annuity sales during 2003 reaching a record $1.2 billion for the year. Much of the sales growth began in the second quarter of 2003 and remained strong during the remainder of the year. In 2004, sales levels started the year at higher levels and have gradually moved lower. This is due to a combination of investors returning to alternative investment vehicles along with the Company desiring to manage its targeted levels of risk and statutory capital and surplus. The sizable increase in annuity sales volume in 2003 and on into 2004 has required greater levels of asset/liability analysis. The Company has carefully monitored its asset/liability matching within the self-constraints of desired capital levels. Despite the significant increase in new business the Company's capital level remains substantially above industry averages and regulator targets.

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

The following table sets forth information regarding annuities in force for each date presented.
	Annuities In Force as of September 30,

	2004	2003

	($ in thousands)

Equity-indexed annuities
Number of policies	22,330	13,370
GAAP annuity reserves	$1,271,560	714,310

Other deferred annuities
Number of policies	86,380	85,760
GAAP annuity reserves	$2,679,100	2,607,180

Immediate annuities
Number of policies	12,520	12,500
GAAP annuity reserves	$241,260	239,980

Total annuities
Number of policies	121,230	111,630
GAAP annuity reserves	$4,191,920	3,561,470

RESULTS OF OPERATIONS

The Company's consolidated financial statements are prepared in accordance with GAAP. In addition, the Company regularly evaluates operating performance using non-GAAP financial measures which exclude or segregate indexed options and realized investment gains and losses from operating revenues and earnings. Similar measures are commonly used in the insurance industry in order to assess profitability and results from ongoing operations. The Company believes that the presentation of these non-GAAP financial measures enhances the understanding of the Company's results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Company's business. The Company excludes or segregates indexed options and realized investment gains and losses because such items are often the result of events which may or may not be at the Company's discretion and the fluctuating effects of these items could distort trends in the underlying profitability of the Company's business. Therefore, in the following sections discussing consolidated operations and segment operations, appropriate reconciliations have been included to report information management considers useful in enhancing an understanding of the Company's operations to reportable GAAP reflected in the financial statements.

Consolidated Operations

Revenues: The following details Company revenues.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(In thousands)

Universal life and annuity
product charges	$23,686	19,927	67,573	59,531
Traditional life premiums	3,402	3,509	10,423	10,414
Net investment income
excluding indexed options	75,625	67,805	223,381	198,127
Other income	4,446	1,818	9,053	5,192

Operating Revenues	107,159	93,059	310,430	273,264
Indexed option gains (losses)	(11,557)	1,851	(10,357)	6,659
Realized gains (losses)
on investments	(1,510)	1,254	1,962	(5,063)

Total Revenues	$94,092	96,164	302,035	274,860

Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances. Product sales have remained consistent from 2003 to 2004 with the block of business in force, particularly international universal life products, growing steadily. This contributes to higher revenues in the form of cost of insurance charges which were $15.2 million in the third quarter of 2004 compared to $14.0 million in 2003, respectively. The nine month figures were $44.8 million compared to $41.2 million for 2004 and 2003, respectively. Surrender charges assessed against policyholder account balances upon withdrawal increased from $4.7 million to $7.1 million for the three months ended September 30, 2003 and 2004 and to $18.5 million in the first nine months of 2004 versus $14.8 million in 2003.

Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. These are product lines that the Company has not put as much of an emphasis on relative to interest sensitive products, particularly in its international life insurance operations. Renewal premiums accounted for $9.1 million of the total traditional life premiums for the first nine months of 2004 and 2003.

A detail of net investment income is provided below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(In thousands)

Gross investment income:
Debt securities	$70,204	61,523	204,603	175,424
Mortgage loans	3,116	3,305	9,855	11,774
Policy loans	1,612	1,711	4,832	5,222
Other investment income	1,239	1,847	5,674	7,267

Total investment income	76,171	68,386	224,964	199,687
Investment expenses	546	581	1,583	1,560

Net investment income
(excluding indexed options)	75,625	67,805	223,381	198,127

Indexed options gains (losses)	(11,557)	1,851	(10,357)	6,659

Net investment income	$64,068	69,656	213,024	204,786

Net investment income decreased 8% to $64.1 million from $69.7 million in the third quarter of 2004 and 2003, respectively, and increased 4% with $213.0 million for the nine months ended September 30, 2004 compared to $204.8 million for the same periods in 2003. Excluding indexed options, net investment income increased 11.5% and 12.7% for the three months and nine months ended September 30, 2004 compared to the same periods in 2003. Net investment income excluding options has increased due to the increasing investment asset balances in connection with the increased sales. Net investable cash flow is primarily invested in investment grade debt securities. As a result of the low interest rate environment in 2003 and continuing into 2004, mortgage loan income has declined due to loan payoffs. Mortgage loan investment income includes $0.4 million of pre-payment fees in the three months ended September 30, 2004 with an immaterial amount recorded for the same period in 2003 and $0.7 million and $1.0 million related to the nine months figures for 2004 and 2003, respectively.

Net investment income performance is summarized as follows:
	Nine Months Ended September 30,

	2004	2003

	(In thousands except percentages)

Excluding indexed options:

Net investment income	$223,381	198,127
Average invested assets, at amortized cost	$4,703,250	3,882,400
Annual yield on average invested assets	6.33%	6.80%

Including indexed options:

Net investment income	$213,024	204,786
Average invested assets, at amortized cost	$4,743,509	3,892,451
Annual yield on average invested assets	5.99%	7.01%

Other income primarily pertains to the Company's operations involving a nursing home. Revenues associated with this operation were $2.1 million and $1.8 million for the three months ended September 30, 2004 and 2003, respectively, and $6.2 million and $5.1 million for the nine months ended September 30, 2004 and 2003, respectively. A lawsuit settlement is also included in the current quarter ended September 30, 2004 in the amount of $2.2 million relating to an investment made by the Company.

Indexed options are derivative financial instruments used to hedge the equity return component of the Company's equity-indexed products which were first introduced for sale in 1997. In 2002, the Company began selling an equity-indexed universal life product. Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income. However, increases or decreases in income from these options are substantially offset by corresponding increases or decreases in amounts paid to equity-indexed policyholders.

Indexed options lost significant value in the third quarter of 2004 as a result of the S&P 500 Index® performance over the previous quarter in 2004. The quarter ending September 30, 2004 reported losses of $11.6 million compared to gains of $1.9 million for the quarter ending September 30, 2003. The comparable nine month amounts were $10.4 million losses and $6.7 million gains for September 30, 2004 and 2003, respectively. Indexed options are intended to act as hedges to match closely the returns on the S&P 500 Index®. With an increase or decrease in this index, the indexed option values likewise increase or decrease. While income from indexed options decreased, the contract interest expense for the Company's equity-indexed products also decreased.

Realized investment losses of $1.5 million and gains of $1.3 million were reported in the three months ended September 30, 2004 and 2003, respectively. Gains from sales or calls of bonds amounting to $3.1 million in the three months ended September 30, 2004 were offset by an other-than-temporary impairment writedown totaling $3.6 million for a net loss on securities of $0.5 million for the quarter. Also during the third quarter of 2004 a valuation allowance of $1.0 million was recorded on mortgage loans. Realized investment gains of $2.0 million and realized investment losses of $5.1 million were reported in the first nine months of 2004 and 2003, respectively. The losses in 2003 are primarily due to other-than-temporary impairment writedowns on several bond holdings. The writedowns for both years were due to securities issuers having deteriorating operating trends, decreases in debt ratings, or other various operational and economic factors that became evident in the reporting period.

Benefits and Expenses.  The following details benefits and expenses.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(In thousands)

Policy benefits	$7,967	8,460	24,876	28,614
Amortization of deferred policy
acquisition costs	21,316	13,602	66,107	33,839
Universal life and annuity
contract interest	32,811	38,109	113,314	117,184
Other operating expenses	10,339	20,182	24,540	39,315

Totals	$72,433	80,353	228,837	218,952

Policy benefits decreased in the third quarter of 2004 with the Company reporting $6.0 million of death claims compared to $6.2 million for the same three months ended in 2003. Nine month figures reflected death claims of $18.3 million and $20.8 million for 2004 and 2003, respectively. The Company's mortality experience over the past several years has generally been consistent with its product pricing assumptions.

Life insurance companies are required to defer certain expenses associated with acquiring new business. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses and sales inducements. The Company defers sales inducements in the form of first year interest bonuses on annuity and universal life products that are directly related to the production of new business. These charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. Recognition of these deferred policy acquisition costs in the financial statements is to occur over future periods in relation to the emergence of profits priced into the products sold. This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns. Companies are required to review these assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profit patterns is to be "unlocked" and reset based upon the actual experience.

Amortization of deferred policy acquisition costs increased to $21.3 million for the three months ended September 30, 2004 compared to $13.6 million for the same three months ended in 2003. Nine month figures reflected $66.1 million and $33.8 million for 2004 and 2003, respectively. In the second quarter of 2003 the Company increased its amortization of deferred policy acquisition costs pertaining to its annuity line of business in anticipation that low interest rate levels would effect the emergence of profits in the future. Increased amortization in 2004 is due also to the substantial increase in the Company's business over the past couple of years and increased gross profits due to the deferral of annuity sales inducements. The increase in international life sales has caused an increase in life insurance in force since 2001 from $10.0 billion to $13.5 billion at September 30, 2004. In addition, annuity sales activity has increased the number of active annuity contracts from 111,630 at September 30, 2003, to 121,230 at September 30, 2004. See additional discussions of amortization relative to the Company's lines of business included in the segment discussion following this section.

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

The Company's approximated average credited rates, excluding equity-indexed products, are as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Annuity	4.0%	4.4%	4.1%	4.4%
Interest sensitive life	4.7%	4.5%	4.7%	4.9%

Contract interest also includes the performance of the equity-indexed component of the Company's equity-indexed products. As previously noted, the recent market performance of these equity-indexed features for the three months and nine months ended September 30, 2004, decreased contract interest expenses while also decreasing the Company's investment income given the hedge nature of the options purchased for these products.

Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, and expenses of operations involving a nursing home. The nursing home expenses were $1.8 million and $1.5 million for the third quarters of 2004 and 2003, respectively, and $5.3 million and $4.4 million in the first nine months of 2004 and 2003, respectively. The nine months ended September 30, 2004 reflect a reduction in expenses of $6.5 million due to final accounting related to a lawsuit settlement which was previously accrued at $9.7 million in the third quarter of 2003. However, contractholder account balances were increased $2.3 million based on final settlement.

Federal Income Taxes: Federal income taxes on earnings from continuing operations reflect effective tax rates of 33.6% and 33.4% for the first nine months of 2004 and 2003, respectively, which are lower than the expected Federal rate of 35%. For the three months ended September 30, 2004 and 2003 rates were 34.0%. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings (losses) for the three months and nine months ended September 30, 2004 and 2003 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Segment earnings (losses):
Three months ended:

September 30, 2004	$214	4,466	9,925	672	15,277

September 30, 2003	$186	3,671	5,066	699	9,622

Nine months ended:

September 30, 2004	$2,054	9,141	32,938	3,215	47,348

September 30, 2003	$(2,154)	11,151	28,258	3,284	40,539

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$5,685	5,377	16,893	16,424
Net investment income	5,098	5,266	15,107	15,957
Other income (loss)	527	(6)	532	10

Total premiums and other revenue	11,310	10,637	32,532	32,391

Benefits and expenses:
Policy benefits	3,941	3,834	10,665	12,933
Amortization of deferred policy
acquisition costs	2,861	1,518	6,050	7,417
Universal life insurance contract
interest	2,179	2,170	6,468	6,695
Other operating expenses	1,997	2,846	6,259	8,586

Total benefits and expenses	10,978	10,368	29,442	35,631

Segment earnings (losses) before
Federal income taxes	332	269	3,090	(3,240)

Provision (benefit) for
Federal income taxes	118	83	1,036	(1,086)

Segment earnings (losses)	$214	186	2,054	(2,154)

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
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(In thousands)

Universal life insurance revenues	$4,240	3,796	12,403	11,756
Traditional life insurance premiums	1,910	1,880	5,746	5,945
Reinsurance premiums	(465)	(299)	(1,256)	(1,277)

Totals	$5,685	5,377	16,893	16,424

The Company has made recent advances through marketing to attract new independent life agents and promote the Company's products in an effort to improve domestic sales. The Company's U.S. operations have historically emphasized annuity product sales over life product sales.

Segment earnings resulted in a segment gain of $2.1 million for the first nine months of 2004 compared to a loss of $2.2 million for the same period in 2003. During the first nine months of 2004 earnings were aided by favorable mortality experience and lower amortization amounts relating to deferred policy acquisition costs. Policy benefits for the three months ended September 30, 2004 and 2003 were $3.9 million and $3.8 million while nine month figures were $10.7 million and $12.9 million, respectively. Amortization costs were $2.9 million and $1.5 million for the three months and $6.1 million and $7.4 million for the nine months ended September 30, 2004 and 2003, respectively. Other operating expenses of $2.0 million in 2004 compared to $2.8 million in 2003 for the three months ended September 30, reflect a reduction due to a reallocation of overhead expenses to product lines with more business volume. The face amount of domestic life insurance in force has declined from $2.7 billion at September 30, 2003 to $2.6 billion at September 30, 2004. Absent the growth rates targeted by management, the block of business will continue to contract due to the normal incidence of terminations from death or surrender with lower earnings resulting.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$16,082	13,979	48,381	40,603
Net investment income	5,134	5,661	16,091	17,292
Other income	745	6	745	43

Total premiums and other revenue	21,961	19,646	65,217	57,938

Benefits and expenses:
Policy benefits	3,481	4,153	12,253	12,908
Amortization of deferred policy
acquisition costs	4,884	3,387	17,386	6,965
Universal life insurance contract
interest	3,977	3,714	13,072	12,352
Other operating expenses	2,872	2,847	8,753	8,942

Total benefits and expenses	15,214	14,101	51,464	41,167

Segment earnings before Federal
income taxes	6,747	5,545	13,753	16,771

Provision for Federal income taxes	2,281	1,874	4,612	5,620

Segment earnings	$4,466	3,671	9,141	11,151

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(In thousands)

Universal life insurance revenues	$16,871	14,619	49,902	42,382
Traditional life insurance premiums	1,853	1,934	5,660	5,458
Reinsurance premiums	(2,642)	(2,574)	(7,181)	(7,237)

Totals	$16,082	13,979	48,381	40,603

International operations have emphasized universal life policies over traditional life insurance products. Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual universal life premiums collected are detailed below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(In thousands)

Universal life insurance:
First year and single premiums	$9,153	8,515	26,127	25,897
Renewal premiums	15,421	12,504	43,013	34,735

Totals	$24,574	21,019	69,140	60,632

The Company's international life operations have been a significant part of the Company's business as evidenced by the growth in collected premiums. International sales increased due to new contracted distribution in several markets who were attracted to National Western given the Company's longstanding reputation for supporting its international life products and the instability of competing companies. In addition, the Company reported increased sales of equity-indexed universal life products for international life operations with collected premiums approximating $25.9 million and $13.1 million for the nine months ended 2004 and 2003, respectively. The first three and nine months of 2004 reflected similar claim experience as reported in 2003; however, policy benefits are prone to variation from reporting period to reporting period and are not necessarily indicative of a trend. Increased amortization for the three and nine months ended is to match the increased gross profits incurred from greater capital gains, reduced credited rates and higher cost of insurance charges in 2004 compared to 2003.

A detail of net investment income for international life insurance operations is provided below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(In thousands)

Net investment income
(excluding indexed options)	$5,823	5,712	17,164	17,017
Indexed options gains (losses)	(689)	(51)	(1,073)	275

Net investment income	$5,134	5,661	16,091	17,292

Net investment income excluding indexed options increased slightly for the three and nine months in 2004 compared to 2003 as the investment balance increases with sales. As the international life insurance in force continues to grow, the Company anticipates operating earnings to similarly increase. The amount of international life insurance in force has grown from $9.9 billion at September 30, 2003, to $10.9 billion at September 30, 2004.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's annuities and investment contracts are available to international residents, such sales are currently small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$5,321	4,080	12,722	12,918
Net investment income	53,067	57,914	177,878	167,307
Other income	1,109	37	1,567	66

Total premiums and other revenue	59,497	62,031	192,167	180,291

Benefits and expenses:
Policy benefits	545	473	1,958	2,773
Amortization of deferred policy
acquisition costs	13,571	8,697	42,671	19,457
Annuity contract
interest	26,655	32,225	93,774	98,137
Other operating expenses	3,663	12,951	4,209	17,423

Total benefits and expenses	44,434	54,346	142,612	137,790

Segment earnings before Federal
income taxes	15,063	7,685	49,555	42,501

Provision for Federal income taxes	5,138	2,619	16,617	14,243

Segment earnings	$9,925	5,066	32,938	28,258

Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(In thousands)

Surrender charges	$4,584	2,733	10,550	8,965
Payout annuity and other revenues	726	1,335	2,143	3,920
Traditional annuity premiums	11	12	29	33

Totals	$5,321	4,080	12,722	12,918

Surrender charges increased in the three and nine months ended September 30, 2004 compared to 2003 with $4.6 million and $10.6 million compared to $2.7 million and $9.0 million for the periods, respectively. The change in accounting for two-tier annuities had the effect of eliminating payout annuity revenues on this product. This explains the sharp reduction in these revenues in 2004 compared to 2003.

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Annuity deposits have decreased slightly in the current year relative to the prior year as other deferred annuities sales have declined from the record levels of 2003 in conjunction with uncertainty in market interest rate direction. Actual annuity deposits collected for the three months and nine months ended September 30, 2004 and 2003 are detailed below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(In thousands)

Equity-indexed annuities	$114,363	161,078	430,392	315,178
Other deferred annuities	56,189	194,553	251,552	552,323
Immediate annuities	6,026	11,447	22,697	30,609

Totals	$176,578	367,078	704,641	898,110

Equity-indexed products sales typically follow the stock market in that sales are higher when confidence is high in the stock market and low if the stock market is showing poor performance. Sales of these products decreased during the quarter ended September 30, 2004 but are higher overall for the nine months comparing 2004 to 2003 due to continued confidence by investors in the stock market performance attracting consumers to this type of product. Since the Company does not offer variable products or mutual funds, these equity-indexed products provide an interest crediting alternative to the Company's other fixed rate annuity products.

Other deferred annuity deposits decreased during the three and nine months ended September 30, 2004 versus September 30, 2003 with $56.2 million and $251.6 million collected in 2004 as compared to $194.6 million and $552.3 million in 2003, respectively, mainly due to the popularity of equity-indexed products. As a selling inducement, many of the deferred products include a first year interest bonus in addition to a base interest rate. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred and amortized over future periods amounted to approximately $6.3 million and $13.9 million during the three months ended September 30, 2004 and 2003, respectively. Nine month figures totaled $22.6 million and $33.9 million for 2004 and 2003, respectively.

A detail of net investment income for annuity operations is provided below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(In thousands)

Net investment income
(excluding indexed options)	$63,935	56,012	187,162	160,923
Indexed options gains (losses)	(10,868)	1,902	(9,284)	6,384

Net investment income	$53,067	57,914	177,878	167,307

Net investment income excluding indexed options increased from $56.0 million to $63.9 million for the three months ended September 30, 2003 and 2004, respectively. The nine month figures totaled $160.9 million and $187.2 million, respectively. Indexed options gains and losses fluctuate from period to period based on the S&P Index® performance.

The Company is required to periodically adjust deferred policy acquisition amortization factors for actual experience that varies from assumptions. Increased amortization in 2004 is due in part to increased gross profits in 2004 over 2003. Such increased gross profits resulted from greater spreads on interest sensitive annuity products, higher capital gains in the first nine months of 2004 compared to 2003 as well as reductions in credited rates over the same period. These items resulted in increased amortization for the quarter ended September 30, 2004 with $13.6 million of amortization compared to $8.7 million for September 30, 2003 quarter end. Nine month comparable amounts were $42.7 million and $19.5 million for September 30, 2004 and 2003, respectively.

Annuity contract interest includes a reduction in the equity component return associated with the Company's equity-indexed annuities based on the S&P 500 Index® performance in 2004. Reported in the nine month figures ended September 30, 2004 is an increase in contract interest of $2.3 million resulting from increasing certain contractholder account balances as part of a settlement relating to a lawsuit. Bonus interest deferred and capitalized is dependent on product sales and can fluctuate from period to period.

The detail of equity-indexed annuity contract interest compared to contract interest for all other annuities is as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(In thousands)

Equity-indexed annuities	$(357)	4,250	11,055	18,419
All other annuities	32,794	41,846	101,743	113,647

Gross contract interest	32,437	46,096	112,798	132,066
Bonus interest deferred and capitalized	(6,330)	(13,871)	(22,635)	(33,929)
Bonus interest amortization	548	-	3,611	-

Total contract interest	$26,655	32,225	93,774	98,137

Other operating expenses in the nine months ended September 30, 2004 reflect a $6.5 million lawsuit settlement reduction representing the difference of $9.7 million accrued in the third quarter of 2003 versus actual settlement payments made of $3.2 million in 2004. However, contractholder account balances were increased $2.3 million based on final settlement.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Nursing home operations generated $0.9 million and $0.7 million of operating earnings in the nine months of 2004 and 2003, respectively

INVESTMENTS

General

The Company's investment philosophy emphasizes the prudent handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans. The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of September 30, 2004 and December 31, 2003. Total investments have increased from December 2003 to September of 2004 corresponding as product sales have increased.
	Composition of Investments

	September 30, 2004		December 31, 2003

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Debt securities	$4,771,842	94.0	$4,190,253	92.2
Mortgage loans	126,920	2.5	152,035	3.3
Policy loans	88,565	1.8	89,757	2.0
Indexed options	21,852	0.4	44,849	1.0
Equity securities	19,588	0.4	18,177	0.4
Real estate	16,109	0.3	20,187	0.4
Other	28,909	0.6	29,725	0.7

Totals	$5,073,785	100.0	$4,544,983	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations ("CMOs"). As of September 30, 2004 and December 31, 2003, the Company's debt securities portfolio consisted of the following:
	Composition of Debt Securities

	September 30, 2004		December 31, 2003

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Corporate	$2,208,394	46.3	$1,876,984	44.8
Mortgage-backed securities	1,481,708	31.0	1,239,784	29.6
Public utilities	597,528	12.5	551,511	13.2
Asset-backed securities	223,473	4.7	222,351	5.3
U.S. government/agencies	185,859	3.9	208,799	5.0
States & political subdivisions	43,413	0.9	38,610	0.9
Foreign governments	31,467	0.7	52,214	1.2

Totals	$4,771,842	100.0	$4,190,253	100.0

The Company's investment guidelines prescribe limitations as a percent of the total investment portfolio by type of security and all holdings were within these threshold limits at September 30, 2004. During 2004, the Company has expanded its holdings of corporate and private mortgage-backed securities given attractive yields and spreads. Because the Company's holdings of mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing primarily in collateralized mortgage obligations, which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I ("PAC I") and sequential tranches are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's portfolio. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poors ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P® .
	September 30, 2004		December 31, 2003

	Amount	%	Amount	%

	(In thousands)		(In thousands)

AAA and U.S. government	$1,937,632	40.6	$1,682,168	40.1
AA	186,862	3.9	79,629	1.9
A	1,374,181	28.8	1,141,831	27.3
BBB	1,110,833	23.3	1,121,327	26.8
BB and other below investment grade	162,334	3.4	165,298	3.9

Totals	$4,771,842	100.0	$4,190,253	100.0

National Western does not purchase below investment grade securities. Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities. During the first nine months of 2004, the Company's percentage of below investment grade securities decreased as a percentage of invested assets. The decrease in carrying value at September 30, 2004 is primarily a result of an other-than-temporary impairment of a below investment grade security discussed below. Overall, the Company's holdings of below investment grade securities are lower than industry averages and are a small percentage of total invested assets. These holdings are summarized below.

	Below Investment Grade Debt Securities

			Estimated	% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets

	(In thousands except percentages)

September 30, 2004	$160,425	162,334	161,365	3.2%

December 31, 2003	$162,237	165,298	164,531	3.6%

December 31, 2002	$210,301	172,880	168,085	4.9%

The Company routinely reviews all security holdings paying close attention to declines in market prices that are the result of other than interest rate risks. Securities rated below investment grade or having significant unrealized losses are placed on a watch list. Further research and review may be deemed appropriate by management to make a determination in accordance with GAAP provisions as to the potential for other-than-temporary impairment. Indicators reviewed include but are not limited to the intent and ability to hold, timeliness of interest and/or principal payments, the length of time of the depressed value, industry outlook, financial ratios and trends, and event risks. If a decline in fair value below the cost basis is deemed by management to be other-than-temporary, an impairment will be recorded with the writedown accounted for as a realized loss.

In the third quarter of 2004, other-than-temporary impairments were recognized resulting in a realized loss of $3.6 million on the Company's Delta Airlines holdings. No other impairments were recorded in 2004. During the first nine months of 2003 losses resulting from impairment writedowns totaled $7.2 million. For the third quarter of 2003 a further impairment of the Company's Lukens, Inc. security holding was recorded resulting in a loss of $0.8 million. The remaining 2003 impairments totaled $6.4 million and related to a loss on American Airlines of $3.1 million and the writedowns on four collateralized bond obligations of $3.3 million.

The Company is closely monitoring its other below investment grade holdings. While losses are not currently anticipated based on the existing status and condition of these securities, continued credit deterioration of some securities is possible, which may result in further writedowns. Holdings in below investment grade securities by category are summarized below.
Below Investment Grade Debt Securities as of September 30, 2004

	Amortized	Carrying	Fair
	Cost	Value	Value

	(In thousands)

Utilities/Energy	$44,373	45,635	46,014
Manufacturing	33,111	32,246	32,246
Retail	23,452	24,719	24,719
Healthcare	14,990	15,475	15,475
Transportation	14,465	14,043	14,043
CBO/Asset Backs	12,378	14,066	12,384
Telecommunications	9,990	9,150	9,150
Other	7,666	7,000	7,334

Totals	$160,425	162,334	161,365

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

As shown in the table below, at September 30, 2004, approximately 33% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide the Company flexibility to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.
			Net
	Fair	Amortized	Unrealized
	Value	Cost	Gains

	(In thousands)
Securities held to maturity:
Debt securities	$3,268,884	3,170,861	98,023
Securities available for sale:
Debt securities	1,600,981	1,539,241	61,740
Equity securities	19,588	12,382	7,206

Totals	$4,889,453	4,722,484	166,969

In accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company transferred three debt securities totaling $35.9 million in the third quarter of 2004 and one debt security totaling $8.0 million in the third quarter of 2003 from held to maturity to available for sale due to credit deterioration. Net unrealized gains of $0.2 million and net unrealized gains of $0.1 million relating to these transfers were recorded as a component of accumulated other comprehensive income, net of deferred acquisition costs and taxes, during the third quarters of 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, transfers were made totaling $35.9 million and $12.7 million with corresponding net unrealized gains of $0.2 million and $0.1 million, respectively. Due to significant credit deterioration, bonds from the held to maturity portfolio were sold during the first nine months of 2004 and 2003. The amortized cost of these bonds was $8.1 million and $4.0 million which resulted in realized gains of $0.6 million and realized losses of $0.2 million for 2004 and 2003, respectively.

Proceeds from sales of securities available for sale totaled $15.7 million and $19.5 million which resulted in realized gains of $1.0 million and $0.3 million during the third quarters of 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, respectively, proceeds from sales of securities available for sale totaled $34.6 million and $40.5 million. These sales resulted in a realized gain of $2.1 million and $0.3 million for 2004 and 2003, respectively.

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

The Company held net investments in mortgage loans totaling $126.9 million and $152.0 million at September 30, 2004 and December 31, 2003, respectively. The mortgage loan investment balance has declined due to the affects of the low interest rate environment over the past couple of years which has resulted in loan pay-offs and new money invested predominately in higher yielding bonds. The diversification of the portfolio by geographic region and by property type was as follows:
	September 30, 2004		December 31, 2003

Geographic Region:	Amount	%	Amount	%

	(In thousands)		(In thousands)

West South Central	$75,555	59.5	$83,363	54.8
Mountain	20,161	15.9	33,772	22.2
Pacific	12,104	9.6	16,432	10.8
South Atlantic	5,327	4.2	6,125	4.0
East South Central	3,731	2.9	4,921	3.3
All other	10,042	7.9	7,422	4.9

Totals	$126,920	100.0	$152,035	100.0

	September 30, 2004		December 31, 2003

Property Type:	Amount	%	Amount	%

	(In thousands)		(In thousands)

Retail	$94,401	74.4	$115,984	76.3
Office	25,171	19.8	27,165	17.9
Land/Lots	6,725	5.3	7,100	4.7
Apartment	-	-	756	0.5
Hotel/Motel	582	0.4	827	0.5
All other	41	0.1	203	0.1

Totals	$126,920	100.0	$152,035	100.0

The Company does not recognize interest income on impaired loans which is deemed to be uncollectible. There was no interest income unrecognized at September 30, 2004 and 2003. In the third quarter of 2004 an allowance of $1.0 million was recorded related to a mortgage loan based on information which indicates that the Company may not collect all amounts in accordance with the mortgage agreement. As of December 31, 2003, an allowance for possible losses on mortgage loans was $0.7 million. During the first quarter of 2004, this allowance was released due to a review of anticipated cash flows showing that all principal would be recovered.

The Company's real estate investments totaled approximately $16.1 million and $20.2 million at September 30, 2004 and December 31, 2003, respectively, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of the Company. The Company recognized operating income on these properties of approximately $1.2 million and $1.4 million for the nine months ended September 30, 2004 and 2003, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded an impairment writedown of $72,000 on these properties resulting in a realized loss during the first nine months of 2003. There were no writedowns in the first nine months of 2004 associated with these properties.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	September 30,	June 30,
	2004	2004

	(In thousands except percentages)

Debt securities - fair value	$4,869,865	4,583,324
Debt securities - amortized cost	$4,710,102	4,536,270
Fair value as a percentage of amortized cost	103.4%	101.04%
Unrealized gains	$159,763	47,054
Ten-year U.S. Treasury bond - increase (decrease)
in yield for the quarter	(0.5)%	0.7%

	Unrealized Gain Balance

	At	At	Change in
	September 30,	June 30,	Unrealized
	2004	2004	Gains

	(In thousands)

Debt securities held to maturity	$98,023	28,446	69,577
Debt securities available for sale	61,740	18,608	43,132

Totals	$159,763	47,054	112,709

Changes in interest rates typically have a significant impact on the fair values of the Company's debt securities. Market interest rates of the ten-year U.S. Treasury bond during the quarter decreased approximately 50 basis points from June 30, 2004. The magnitude and direction of this change in interest rate level caused an unrealized gain of $112.7 million on a portfolio of approximately $4.9 billion. The Company would expect similar results in the future from any significant upward or downward movement in market rates. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's balance sheet.

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

The Company performed a detailed sensitivity analysis as of December 31, 2003, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the third quarter of 2004 were reasonable given the expected range of results of this analysis.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations. Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet all obligations and is provided by a variety of sources.

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and revenues, investment income, and investment maturities are the primary sources of funds while investment purchases, policy benefits, and operating expenses are the primary uses of funds. Although the Company historically has not been put in the position of liquidating invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company may also borrow up to $40.0 million on its bank line of credit for short-term cash needs. No borrowings were outstanding under the bank line of credit at September 30, 2004.

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $92.0 million and $41.4 million for the nine months ended September 30, 2004 and 2003, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $325.9 million and $540.5 million for the nine months ended September 30, 2004 and 2003, respectively. These cash flow items could be reduced if interest rates rise. Net cash inflows from the Company's universal life and investment annuity deposit product operations totaled $416.5 million and $643.7 million during the nine months ended September 30, 2004 and 2003, respectively.

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

The assumed discount rate is set based on the rates of return on high-quality long-term fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits. The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on long-term investment policy of the plans and the various classes of the invested funds. The compensation rate increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation. These assumptions involve uncertainties and judgment; therefore actual performance may not be reflective of the assumptions.

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

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in the Company's filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including the Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2004. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2004, the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC filings. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 ("Act") requires an SEC registrant, beginning in 2004, to perform an annual assessment of its internal controls over financial reporting and to report the results of the assessment in its 2004 Form 10-K filing. The Act further requires the registrant's independent auditors to perform a review of this self-assessment and opine upon the adequacy of the registrant's self-assessment and internal controls in the Form 10-K. This assessment process must be done in reference to a suitable framework for effective internal controls, the most readily recognized being the Treadway Commission's Committee of Sponsoring Organizations report on Internal Control, commonly referred to as "COSO". The Company is currently in the process of conducting a review and assessment of its internal controls over financial reporting against the COSO criteria in order to comply with the upcoming deadline. As a result of this review and assessment the Company has made periodic improvements to internal controls relating to deficiencies identified in the areas of 1) segregation of duties, 2) access controls, 3) change management, and 4) reconciliation controls. The deficiencies have been or are in the process of being remediated, but in most cases, compensating controls were already in place reducing the risk related to internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8 "Legal Proceedings" of the accompanying financial statements included in this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 10(ar)	-	Third Amendment to the National Western Life Insurance Company 1995 Stock and Incentive Plan.

Exhibit 11	-	Computation of Earnings Per Share (filed on page __ and __ of this report).

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On August 6, 2004, the Company filed a Current Report on Form 8-K dated August 6, 2004 under Items 7 and 12 thereof in connection with a news release reporting National Western Life Insurance Company's operating and financial results for the second quarter of 2004. A copy of the news release was furnished with the Form 8-K.

On September 1, 2004, the Company filed a Current Report on Form 8-K dated August 23, 2004 under Item 8.01 Other Events, disclosing a lawsuit settlement.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: November 5, 2004	/S/ Ross R. Moody

Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: November 5, 2004	/S/ Brian M. Pribyl

Brian M. Pribyl
Senior Vice President,
Chief Financial & Administrative
Officer and Treasurer
(Principal Financial Officer)

Date: November 5, 2004	/S/ Kay E. Osbourn

Kay E. Osbourn
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)