Form 10-K
period 2004-12-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2005-03-16
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ √ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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
None
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

The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant on June 30, 2004 was $338,646,080.

As of March 9, 2005, the number of shares of Registrant's common stock outstanding was: Class A - 3,392,065 and Class B - 200,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

	PART I	Page

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.	Selected Consolidated Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

PART I

ITEM 1. BUSINESS

National Western Life Insurance Company (hereinafter referred to as "National Western", "Company", or "Registrant") is a stock life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-nine states, the District of Columbia, and four U.S. territories or possessions. National Western is also licensed in Haiti, and although not otherwise licensed, accepts applications from and issues policies to residents of various countries in Central and South America, the Caribbean, the Pacific Rim, and Eastern Europe. Such policies are underwritten, accepted, and issued in the United States upon applications submitted by independent contractor broker-agents. The Company provides life insurance products for the savings and protection needs of approximately 152,000 policyholders and for the asset accumulation and retirement needs of 123,000 annuity contractholders.

During 2004, the Company's total assets increased 13% to $6.0 billion at December 31, 2004 from $5.3 billion at December 31, 2003. The Company generated revenues of $434.1 million, $399.3 million, and $317.4 million in 2004, 2003, and 2002, respectively. In addition, National Western generated net income of $122.2 million, $55.8 million, and $42.1 million in 2004, 2003, and 2002, respectively. The Company had approximately 290 employees supporting its business operations at December 31, 2004.

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

Life Products. The Company's life products provide protection for the life of the insured and, in some cases, allow for cash value accumulation. These product offerings include universal life insurance ("UL"), interest-sensitive whole life, and traditional products such as term insurance coverage. Interest sensitive products such as UL accept premiums that are applied to an account value. Deducted from the account value are cost of insurance charges which vary by age, gender, plan, and class of insurance, as well as various expense charges. Interest is credited to account values at an interest rate generally determined in advance and guaranteed for a policy year at a time, subject to minimum guaranteed rates specified in the policy contract. A slight variation to this general interest crediting practice involves equity-indexed universal life ("EIUL") policies whose credited interest may be tied to an outside index such as the S&P 500® Composite Stock Price Index ("S&P 500 Index® ") at the election of the policyholder. These products offer both flexible and fixed premium modes and provide policyholders with flexibility in the available coverage, the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming year. Traditional products generally provide for a fixed death benefit payable in exchange for regular premium payments.

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

Distributions of the Company's direct premium revenues and deposits by product type are provided below.
	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Annuities:
Single premium deferred	$8,156	108,855	135,547
Flexible premium deferred	342,509	565,503	219,981
Equity-indexed deferred	512,709	479,535	58,431
Single premium immediate	28,653	41,250	20,483

Total annuities	892,027	1,195,143	434,442

Universal life insurance	119,554	101,376	87,984
Traditional life and other	15,830	15,568	14,867

Total direct premiums and deposits collected	$1,027,411	1,312,087	537,293

Operating Segments

The Company manages its business between Domestic Insurance Operations and International Insurance Operations. For segment reporting purposes, the Company's annuity business, which is predominantly domestic, is separately identified.

Domestic Insurance Operations. The Company is currently licensed to do business in all states and the District of Columbia, except for New York. Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products. The majority of domestic sales are the Company's annuities. National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMO"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company's agents are independent contractors who are compensated on a commission basis. At December 31, 2004, the Company's NMO relationships had contracted nearly 10,000 independent agents with the Company. Approximately 30% of these contracted agents have submitted policy applications to the Company in the past twelve months.

International Insurance Operations. National Western's international operations focus on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, the Pacific Rim, and beginning in 2003 Eastern Europe. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain investment contracts are also available. At December 31, 2004, the Company had nearly 63,000 international life insurance policies in force representing approximately $11.3 billion in face amount of coverage.

International applications are submitted by independent contractor broker-agents, many of whom have been submitting policy applications to National Western for 20 or more years. The Company had approximately 3,500 independent international broker-agents contracted at December 31, 2004, nearly 54% of which have submitted policy applications to the Company in the past twelve months.

There are some inherent risks of accepting international applications which are not present within the domestic market that are reduced substantially by the Company in several ways. As previously described, the Company accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources. This targeted customer base coupled with National Western's conservative underwriting practices have historically resulted in claims experience, due to natural causes, similar to that in the United States. The Company minimizes exposure to foreign currency risks by requiring payment of premiums and claims in United States dollars. Finally, over thirty-eight years of experience with the international products and the Company's longstanding independent broker-agent relationships further serve to minimize risks.

Geographical Distribution of Business. The following table depicts the distribution of the Company's premium revenues and deposits.
	Years Ended December 31,

	2004	2003	2002

	(In thousands)

United States domestic products:
Annuities	$882,530	1,186,160	423,746
Life insurance	31,501	24,424	25,147

Total domestic products	914,031	1,210,584	448,893

International products:
Annuities	9,497	8,983	10,696
Life insurance	103,883	92,520	77,704

Total international products	113,380	101,503	88,400

Total direct premiums and deposits collected	$1,027,411	1,312,087	537,293

Although many agents sell National Western's products, a sizable portion of the Company's annuity sales were sold through agents of two independent marketing organizations in recent years. These two organizations combined accounted for 38% of domestic annuity sales in 2004. Life insurance sales in 2004 were geographically most concentrated to residents of Brazil (30%), Taiwan (13%), and Venezuela (10%).

Segment Financial Information. A summary of financial information for the Company's segments is as follows:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)
Revenues, excluding
realized gains (losses):
2004	$44,116	87,850	283,827	14,847	430,640
2003	43,444	79,061	264,831	13,579	400,915
2002	45,812	71,597	203,687	12,435	333,531

Segment earnings: (A)
2004	$2,522	12,133	45,473	5,066	65,194
2003	1,366	13,249	37,121	5,116	56,852
2002	2,568	11,141	34,183	4,668	52,560

Segment assets: (B)
2004	$361,176	568,723	4,960,837	84,481	5,975,217
2003	358,697	516,604	4,329,777	77,524	5,282,602
2002	367,767	472,198	3,214,823	69,126	4,123,914

Notes to Table:

(A) Amounts exclude realized gains and losses on investments, net of taxes.
(B) Amounts exclude other unallocated assets.

Additional information concerning these industry segments is included in Note 13, Segment and Other Operating Information, of the accompanying consolidated financial statements.

Competition

National Western competes with over 1,000 life insurers in the United States, as well as other financial intermediaries such as banks and securities firms who market insurance products. Competitive factors are primarily the breadth and quality of products offered, established positions in niche markets, pricing, relationships with distribution, commission structures, perceived stability of the insurer, quality of underwriting and customer service, and cost efficiency. Operating results of life insurers are subject to fluctuations not only from this competitive environment but also due to economic conditions, interest rate levels and changes, performance of investments, and the maintenance of strong insurance ratings from independent rating agencies.

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

Risk Management

The Company's product designs, underwriting standards and risk management techniques are utilized to protect against disintermediation risk and greater than expected mortality and morbidity risk. Disintermediation risk is limited through the use of surrender charges, certain provisions not allowing surrender of the policy, and market value adjustment features. Investment guidelines including duration targets, asset allocation tolerances and return objectives help to ensure that disintermediation risk is managed within the constraints of profitability criteria. Prudent underwriting is applied to select and price insurance risks and the Company regularly monitors mortality experience relative to its product pricing assumptions. Enforcement of disciplined claims management serves to further protect against greater than expected mortality.

A significant aspect of the Company's business is managing the linkage of its asset characteristics with the anticipated behavior of its policy obligations and liabilities, a process commonly referred to as asset-liability matching. The Company maintains an Asset-Liability Committee ("ALCO") consisting of senior level members of the Company who assist and advise the Company's Board of Directors in monitoring the level of risk the Company is exposed to in managing its assets and liabilities in order to attain the risk-return profile desired.

Substantially all international products contain a currency clause stating that premium and claim "dollars" refer to lawful currency of the United States. Policy applications submitted by international insurance brokers are generally associated with individuals in upper socioeconomic classes who desire the stability and inflationary hedge of dollar denominated insurance products issued by the Company. The favorable demographics of this group typically results in a higher average policy size, and persistency and claims experience (from natural causes) similar to that in the United States. By accepting applications submitted on residents outside the United States, the Company is able to further diversify its revenue, earnings, and insurance risk.

The Company follows the industry practice of reinsuring (ceding) portions of its insurance risks with a variety of reinsurance companies. The use of reinsurance allows the Company to underwrite policies larger than the risk it is willing to retain on any single life and to continue writing a larger volume of new business. The maximum amount of life insurance the Company normally retains is $250,000 on any one life subject to a minimum reinsurance session of $50,000. However, the use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. Consequently, the Company avoids concentrating reinsurance risk with any one reinsurer and only participates in reinsurance treaties with reputable carriers.

The Company maintains a system of disclosure controls and procedures, including internal controls designed to provide reasonable assurance that assets are safeguarded and transactions are properly authorized, executed and recorded. The Company recognizes the importance of full and open presentation of its financial position and operating results and to this end maintains a Disclosure Controls and Procedures Committee comprised of senior executives who possess comprehensive knowledge of the Company's business and operations. This Committee is responsible for evaluating disclosure controls and procedures and for the gathering, analyzing, and disclosing of information as required to be disclosed under the securities laws. It assists the CEO and CFO in their responsibilities of making the certifications required under the securities laws regarding the Company's disclosure controls and procedures. It ensures that material financial information is properly communicated up the Company's hierarchy to the appropriate person or persons and that all disclosures are made in a timely fashion. This Committee reports directly to the Audit Committee of the Company.

Regulatory and Other Issues

Regulation. The Company's insurance business is subject to comprehensive state regulation in each of the states it is licensed to conduct business. The laws enforced by the various state insurance departments provide broad administrative powers with respect to licensing to transact business, licensing and appointing agents, approving policy forms, regulating unfair trade and claims practices, establishing solvency standards, fixing minimum interest rates for the accumulation of surrender values, and regulating the type, amounts, and valuations of permitted investments, among other things. The Company is required to file detailed annual statements with each of the state insurance supervisory departments in which it does business. The Company's operations and financial records are subject to examination by these departments at regular intervals. Statutory financial statements are prepared in accordance with accounting practices prescribed or permitted by the Colorado Division of Insurance, the Company's principal insurance regulator. Prescribed statutory accounting practices are largely dictated by the Codification of Statutory Accounting Principles ("Codification") adopted by the National Association of Insurance Commissioners ("NAIC"), which were effective January 1, 2001.

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

Risk-Based Capital Requirements. The NAIC established risk-based capital ("RBC") requirements to help state regulators monitor the financial strength and stability of life insurers by identifying those companies that may be inadequately capitalized. Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold. The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments. The RBC formula takes into consideration four major areas of risk which are: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses mortality and morbidity risk; (iii) interest rate risk which involves asset-liability matching issues; and (iv) other business risks. For each category, the RBC requirements are determined by applying specified factors to various assets, premiums, reserves, and other items, with the factor being higher for items with greater underlying risk and lower for items with less risk. The Company's statutory capital and surplus at December 31, 2004, was significantly in excess of the threshold RBC requirements.

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

The rating agencies generally review the Company's rating on an annual basis. The Company's "A+" rating from Standard & Poor's was affirmed on April 23, 2004. A.M. Best affirmed the Company's "A-" rating on May 17, 2004. There is no assurance that the Company's ratings will continue for a certain period of time or that they will not be changed. In the event the Company's ratings are downgraded, the Company's business may be negatively impacted.

Effects of Inflation. The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of the Company during the three most recent fiscal years.

ITEM 2. PROPERTIES

The Company leases approximately 72,000 square feet of office space in Austin, Texas. This lease expires in 2010 and specifies lease payments that gradually increase over the term of the lease. Currently, lease payments are $0.6 million per year plus taxes, insurance, maintenance, and other operating costs. Additionally, the Company's wholly owned subsidiary, The Westcap Corporation, owns two buildings adjacent to the Company's principal office space totaling approximately 21,000 square feet that are leased and utilized by the Company. The Company's affiliate, Regent Care Building, Limited Partnership, owns a 46,000 square foot building in Reno, Nevada, which is leased and utilized by another of the Company's affiliates, Regent Care Operations, Limited Partnership, for use in its nursing home operations. Lease costs and related operating expenses for facilities of the Company's subsidiaries are currently not significant in relation to the Company's consolidated financial statements. The intercompany lease costs related to The Westcap Corporation and the nursing home have been eliminated for consolidated reporting purposes.

ITEM 3. LEGAL PROCEEDINGS

The Company reached a settlement agreement with a class of plaintiffs who had challenged bonus interest rates on certain Company annuity products. The Company vigorously defended the case and denied liability for the claims asserted by the plaintiff in reaching the settlement. The fairness of the settlement agreement was granted final approval by the Court on February 18, 2004. There were no objectors and the order approving the settlement is final and non-appealable. The settlement resulted in a $9.7 million pre-tax charge against 2003 earnings from operations, which represented the maximum settlement fund liability. During 2004, final payments were made to policyholders that opted to participate in this settlement resulting in cash payments totaling $3.2 million pre-tax and an increase of $2.3 million to existing contractholder account balances. Thus, final settlement totaled approximately $5.5 million pre-tax compared to the $9.7 million initially recorded.

On August 26, 2004, the Company entered into an agreement to settle a lawsuit concerning an investment made by the Company more than ten years ago. The investment was sold in 1997. As the result of this settlement, the Company received $2.2 million and the lawsuit was dismissed with prejudice. The lawsuit was pending for several years, and the costs incurred by the Company in prosecuting the lawsuit were previously included in the Company's consolidated financial statements as such costs were incurred under the category "other operating expenses".

In the course of an audit of a charitable tax-exempt foundation, the Internal Revenue Service ("IRS") raised an issue under the special provisions of the Internal Revenue Code ("IRC") governing tax-exempt private foundations as to certain interest-bearing loans from the Company to another corporation in which the tax-exempt foundation owns stock. The issue is whether such transactions constitute indirect self-dealing by the foundation, the result of which would be excise taxes on the Company by virtue of its participation in such transactions. By letter to the Company dated August 21, 2003, the IRS proposed an initial excise tax liability in the total amount approximating one million dollars as a result of such transactions. The Company disagrees with the IRS analysis and is contesting the matter and expects to prevail on the merits. On October 14, 2003, in response to the IRS letter, the Company requested that this issue instead be referred to the IRS National Office for technical advice. The IRS audit team by letter dated November 13, 2003, did refer this issue to the IRS National Office for technical advice. The IRS National Office has not yet issued such advice. Upon issuance by the IRS National Office, such technical advice will be in the form of a memorandum analyzing the issue which will be binding on the IRS audit team. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability, if any, associated with this matter will have a material adverse effect on the financial condition or operating results of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Market Information

The principal market on which the common stock of the Company trades is The NASDAQ Stock Market® under the symbol "NWLIA". The high and low sales prices for the common stock for each quarter during the last two years are shown in the following table.
		High	Low

2004:	First Quarter	$158.77	143.50
	Second Quarter	156.72	136.38
	Third Quarter	164.01	153.50
	Fourth Quarter	169.98	149.01

2003:	First Quarter	$102.65	93.61
	Second Quarter	114.05	92.77
	Third Quarter	146.00	112.00
	Fourth Quarter	156.95	138.05

Equity Security Holders

The number of stockholders of record on March 9, 2005 was as follows:
Class A Common Stock	4,989
Class B Common Stock	2

Dividends

The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors. Presently, the Company's policy is to reinvest earnings internally to finance the development of new business. There are no plans to pay cash dividends to stockholders in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has one equity compensation plan that was approved by security holders. Under the plan, 186,863 shares of the Company's Class A common stock may be issued upon exercise of the outstanding options at December 31, 2004. The weighted average exercise price of the outstanding options is $109.86 per option. Excluding the outstanding options, 20,287 shares of the common stock remain available for future issuance under the plan at December 31, 2004. The Company has no equity compensation plans that have not been approved by security holders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following five-year financial summary includes comparative amounts derived from the audited consolidated financial statements.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands except per share amounts)
Earnings Information:
Revenues:
Life and annuity premiums	$14,025	13,916	13,918	14,013	17,615
Universal life and annuity
contract revenues	89,513	80,964	76,173	75,026	82,742
Net investment income	315,843	298,974	236,714	234,866	210,654
Other income	11,259	7,061	6,726	6,247	946
Realized gains (losses)
on investments	3,506	(1,647)	(16,144)	(27,046)	(19,242)

Total revenues	434,146	399,268	317,387	303,106	292,715

Benefits and expenses:
Life and other policy benefits	34,613	37,180	31,299	31,715	35,078
Amortization of deferred
policy acquisition costs	88,733	53,829	35,799	27,424	47,948
Universal life and investment
annuity contract interest	173,315	176,374	150,479	144,516	137,711
Other operating expenses	35,441	48,776	36,938	31,681	29,427

Total expenses	332,102	316,159	254,515	235,336	250,164

Earnings before Federal income
taxes and cumulative effect of change
in accounting principle	102,044	83,109	62,872	67,770	42,551
Federal income taxes	34,572	27,327	20,806	23,185	14,011

Earnings before cumulative effect of
change in accounting principle	67,472	55,782	42,066	44,585	28,540
Cumulative effect of change in
accounting principle	54,697	-	-	2,134	-

Net earnings	$122,169	55,782	42,066	46,719	28,540

Diluted Earnings Per Share:
Earnings from operations	$18.73	15.64	11.84	12.59	8.11
Cumulative effect of change in
accounting principle	15.18	-	-	0.60	-

Net earnings	$33.91	15.64	11.84	13.19	8.11

Balance Sheet Information:

Total assets	$5,991,685	5,297,720	4,137,247	3,808,000	3,691,760

Total liabilities	$5,183,013	4,617,862	3,530,041	3,248,612	3,191,654

Stockholders' equity	$808,672	679,858	607,206	559,388	500,106

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained herein or in other written or oral statements made by or on behalf of National Western Life Insurance Company or its subsidiaries are or may be viewed as forward-looking. Although the Company has taken appropriate care in developing any such information, forward-looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, matters described in the Company's SEC filings such as exposure to market risks, anticipated cash flows or operating performance, future capital needs, and statutory or regulatory related issues. However, National Western, as a matter of policy, does not make any specific projections as to future earnings, nor does it endorse any projections regarding future performance that may be made by others. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments. Also, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise.

Management's discussion and analysis of financial condition and results of operations ("MD&A") of National Western Life Insurance Company for the three years ended December 31, 2004 follows. This discussion should be read in conjunction with the Company's consolidated financial statements and related notes beginning on page __ of this report.

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

The Company monitors these factors continually as key business indicators. The discussion below includes these indicators and presents information useful to an overall understanding of the Company's business performance in 2004, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

The Company has experienced record sales both with its annuity products domestically and internationally with its life products over the past several years. The increase in sales has come at a challenging time for the insurance industry with low interest rate levels and increased regulatory requirements. Despite these obstacles, business levels have increased and the Company has effectively managed investment performance, not by taking on additional risks, but with improved overall credit quality of its portfolio of fixed income securities. The Company's financial performance is determined by the execution of its business model, which includes distribution and sale of its products through independent distributors, while maintaining invested values in order to meet future commitments to its policyholders and their beneficiaries.

Critical Accounting Policies

Accounting policies discussed below are those considered critical to an understanding of the Company's financial statements.

Impairment of Investment Securities. The Company's accounting policy requires that a decline in the value of a security below its amortized cost basis be evaluated to determine if the decline is other-than-temporary. The primary factors considered in evaluating whether a decline in value for fixed income and equity securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial conditions and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated principal and interest payments, and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery. In addition, certain securitized financial assets with contractual cash flows are evaluated periodically by the Company to update the estimated cash flows over the life of the security. If the Company determines that the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the previous estimate, then an other-than-temporary impairment charge is recognized. When a security is deemed to be impaired a charge is recorded as net realized losses equal to the difference between the fair value and amortized cost basis of the security. Once an impairment charge has been recorded, the fair value of the impaired investment becomes its new cost basis and the Company continues to review the other-than-temporarily impaired security for appropriate valuation on an ongoing basis. Under accounting principles generally accepted in the United States of America, the Company is not permitted to increase the basis of impaired securities for subsequent recoveries in value.

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

Deferred Sales Inducements. Costs related to sales inducements offered on sales to new customers, principally on investment type contracts and primarily in the form of additional credits to the customer's account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts, are deferred and recorded as other assets. All other sales inducements are expensed as incurred and included in interest credited to contract holders' funds. Deferred sales inducements are amortized to income using the same methodology and assumptions as DAC, and are included in interest credited to contract holders' funds. Deferred sales inducements are periodically reviewed for recoverability.

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

Pension Plans and Other Postretirement Benefits.  The Company sponsors a qualified defined benefit pension plan covering substantially all full-time employees and a nonqualified defined benefit plan primarily for senior officers. In addition, the Company also has postretirement health care benefits for certain senior officers. In accordance with prescribed accounting standards, the Company annually reviews plan asssumptions.

The Company annually reviews its pension benefit plan assumptions which include the discount rate, the expected long-term rate of return on plan assets, and the compensation increase rate. The assumed discount rate is set based on the rates of return on high quality long-term fixed income investments currently available and expected to be available during the period to maturity of the pension benefits. The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on long-term investment policy of the plans and the various classes of the invested funds. The compensation rate increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation. These assumptions involve uncertainties and judgment and therefore actual performance may not be reflective of the assumptions.

Other postretirement benefit assumptions include future events affecting retirement age, mortality, dependency status, per capita claims costs by age, health care trend rates, and discount rates. Per capita claims cost by age is the current cost of providing postretirement health care benefits for one year at each age from the youngest age to the oldest age at which plan participants are expected to receive benefits under the plan. Health care trend rates involve assumptions about the annual rate(s) of change in the cost of health care benefits currently provided by the plan, due to factors other than changes in the composition of the plan population by age and dependency status. These rates implicitly consider estimates of health care inflation, changes in utilization, technological advances and changes in health status of the participants. These assumptions involve uncertainties and judgment, and therefore actual performance may not be reflective of the assumptions.

Other significant accounting policies, although not involving the same level of measurement uncertainties as those discussed above but nonetheless important to an understanding of the financial statements, are described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In addition, the Company regularly evaluates operating performance using non-GAAP financial measures which exclude or segregate derivative and realized investment gains and losses from operating revenues and earnings. Similar measures are commonly used in the insurance industry in order to assess profitability and results from ongoing operations. The Company believes that the presentation of these non-GAAP financial measures enhances the understanding of the Company's results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Company's business. The Company excludes or segregates derivative and realized investment gains and losses because such items are often the result of events which may or may not be at the Company's discretion and the fluctuating effects of these items could distort trends in the underlying profitability of the Company's business. Therefore, in the following sections discussing consolidated operations and segment operations, appropriate reconciliations have been included to report information management considers useful in enhancing an understanding of the Company's operations to reportable GAAP balances reflected in the consolidated financial statements.

Consolidated Operations

Revenues. The following details Company revenues.
	Years Ended December 31,

	2004	2003	2002

	(In thousands)

Universal life and annuity contract revenues	$89,513	80,964	76,173
Traditional life and annuity premiums	14,025	13,916	13,918
Net investment income (excluding derivatives)	303,855	273,175	249,726
Other income	11,259	7,061	6,726

Operating revenues	418,652	375,116	346,543
Derivative gains (losses)	11,988	25,799	(13,012)
Realized gains (losses) on investments	3,506	(1,647)	(16,144)

Total revenues	$434,146	399,268	317,387

Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances. The Company has experienced strong sales growth with its universal life and annuity products, most notably in international universal life products. These sales contribute to higher revenues in the form of cost of insurance charges which were $60.1 million compared to $55.6 million in 2004 and 2003, respectively, and $49.7 million in 2002. Surrender charges assessed against policyholder account balances upon withdrawal were $23.4 million in 2004 compared to $21.6 million in 2003 and $23.1 million in 2002.

Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. These are product lines that the Company has not put as much emphasis on relative to interest sensitive products, particularly in its international life insurance operations.

A detail of net investment income is provided below.
	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Gross investment income:
Debt securities	$276,624	239,243	218,443
Mortgage loans	12,510	15,115	15,382
Policy loans	6,483	6,932	7,343
Other investment income	10,351	13,794	10,342

Total investment income	305,968	275,084	251,510
Investment expenses	2,113	1,909	1,784

Net investment income
(excluding derivatives)	303,855	273,175	249,726

Derivative gains (losses)	11,988	25,799	(13,012)

Net investment income	$315,843	298,974	236,714

Net investable cash flow is primarily invested in investment grade debt securities generating approximately 90% of total investment income, excluding derivatives in 2004. With the decline in interest rate levels over the past several years, mortgage loan income has declined as prepayments of principal balances have continued and new loan funding opportunities with interest rates at or above the Company's required yield levels for this type of investment have decreased. Other investment income for 2004 includes $1.5 million related to income received on various profit participation arrangements compared to $3.3 million reported in 2003 and insignificant amounts recorded in 2002. Despite the drop in interest rate levels, the Company generated comparable higher net investment earnings due to increasing invested asset balances. In addition, investment expenses have remained relatively level during this time frame.

Net investment income performance is summarized as follows:
	Years Ended December 31,

	2004	2003	2002

	(In thousands except percentages)
Excluding derivatives:
Net investment income	$303,855	273,175	249,726
Average invested assets, at amortized cost	$4,692,988	3,911,595	3,368,332
Yield on average invested assets	6.47%	6.98%	7.41%

Including derivatives:
Net investment income	$315,843	298,974	236,714
Average invested assets, at amortized cost	$4,730,497	3,923,725	3,380,587
Yield on average invested assets	6.68%	7.62%	7.00%

The yield on average invested assets declined from 7.41% in 2002 to 6.98% in 2003 and down to 6.47% in 2004, excluding derivatives. This decline in yield is due to the overall interest rate declines in the market and the Company obtaining lower yields on newly invested funds. In addition, prepayments, calls, and maturities of debt securities have added to the yield decrease as funds in higher yielding securities are reinvested at lower yields. Net investment income performance is analyzed excluding the derivative income which is a common practice in the insurance industry in order to assess underlying profitability and results from ongoing operations. Refer to the Derivatives discussion following this section for a more detailed explanation.

Other income consists primarily of revenues associated with nursing home operations which recorded revenues of $8.3 million, $6.9 million, and $6.1 million in 2004, 2003, and 2002, respectively. A lawsuit settlement of $2.2 million was awarded to the Company relating to an investment previously owned and is included in other income for 2004.

Derivatives. Index options are derivative financial instruments used to fully hedge the equity return component of the Company's equity-indexed products, which were first introduced for sale in 1997. In 2002, the Company began selling an equity-indexed universal life product in addition to its equity-indexed annuities. Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income. However, increases or decreases in income from these options are substantially offset by corresponding increases or decreases in amounts credited to equity-indexed annuity and life policyholders.

The gains and losses from index options are due to stock market conditions, specifically the performance of the S&P 500 Index®. Index options are intended to act as hedges to match the returns on the S&P 500 Index®. With the rise or decline in this index, the index option values likewise rose or declined. While income from index options fluctuates with the index, the contract interest expense for the Company's equity-indexed products also fluctuates in a similar manner and direction relative to policyholder accounts. In 2004 and 2003, the stock market increased and the Company recorded gains from index options and consequently increased contract interest expenses. However, in 2002, the S&P 500 Index® decreased resulting in index option losses and a reduction in contract interest expenses. Note the performance of the S&P 500 Index® relative to the index options gains and losses in the table below.
	Years Ended December 31,

	2004	2003	2002

S&P 500 Index® performance:
Year end closing value	1,212	1,112	880
Daily average value	1,131	965	995

Derivative gains (losses)	11,988	25,799	(13,012)

Realized Gains (Losses) on Investments. The net gains reported in 2004 consisted of gross gains of $7.9 million primarily from calls and sales of debt securities during the year and gross losses of $4.4 million resulting from most notably an impairment writedown on Delta Airline debt securities of $3.6 million. In past years, the losses on investments have primarily resulted from impairment writedowns on investments in debt securities. The Company records impairment writedowns when a decline in value is considered other-than-temporary and full recovery of the investment is not expected. Total impairment writedowns in 2004, 2003, and 2002 totaled $3.6 million, $7.2 million, and $17.4 million, respectively. In 2003, the Company recorded impairment writedowns on holdings of American Airlines ($3.1 million), Lukens ($0.8 million) and collaterialized bond obligation ("CBO") investments ($3.3 million). Writedowns in 2002 included WorldCom ($9.6 million), United Airlines ($4.0 million) and CBO investments ($3.8 million).

Benefits and Expenses. The following details benefits and expenses.
	Years Ended December 31,

	2004	2003	2002

	(In thousands)

Life and other policy benefits	$34,613	37,180	31,299
Amortization of deferred policy acquisition costs	88,733	53,829	35,799
Universal life and annuity contract interest	173,315	176,374	150,479
Other operating expenses	35,441	48,776	36,938

Totals	$332,102	316,159	254,515

The Company's mortality experience over the past five years has generally been consistent with its product pricing assumptions. Life and other policy benefits reflect death claims of $24.7 million, $26.8 million, and $22.8 million for 2004, 2003, and 2002, respectively.

Life insurance companies are required to defer certain expenses associated with acquiring new business. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses and sales inducements. The Company defers sales inducements in the form of first year interest bonuses on annuity and universal life products that are directly related to the production of new business. These charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. Recognition of these deferred policy acquisition costs in the consolidated financial statements is to occur over future periods in relation to the expected emergence of profits priced into the products sold. This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns. Companies are required to review these assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profit patterns is to be "unlocked" and reset based upon the actual experience.

Amortization of deferred policy acquisition costs increased in 2004 to $88.7 million from $53.8 million and $35.8 million in 2003 and 2002, respectively. Increased amortization in the current year is due in part to the deferral of sales inducement costs of $28.2 million and $43.9 million in 2004 and 2003, respectively, as noted above. This results in increasing gross profits as well as the substantial increase in the Company's business over the past couple of years. In addition to the deferral of sales inducements, an "unlocking" adjustment was made during 2003 and 2004 pertaining to the annuity line of business and the expected emergence of future profits which also resulted in increased deferred policy acquisition costs amortization. No expected changes were made related to the amortization of these costs in 2002. While the Company is required to continually evaluate its emergence of profits, management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience. See additional discussions of amortization relative to the Company's lines of business included in the segment discussion following this section.

The Company closely monitors its credited interest rates on interest sensitive policies, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. As long-term interest rates change, the Company's credited interest rates are often adjusted accordingly, taking into consideration the factors described above. The difference between yields earned on investments over policy credited rates is often referred to as the "interest spread". Raising policy credited rates can typically have an impact sooner than higher market rates on the Company's investment portfolio yield, making it more difficult to maintain the current interest spread.

The Company's approximated average credited rates are as follows:
	December 31,				December 31,

	2004	2003	2002	2004	2003	2002

	(Excluding equity-indexed products)				(Including equity-indexed products)

Annuity	3.91%	4.25%	5.53%	3.60%	4.58%	4.67%
Interest sensitive life	4.75%	4.95%	5.40%	4.97%	5.19%	5.37%

Contract interest also includes the performance of the derivative component of the Company's equity-indexed products. As previously noted, the recent market performance of these derivative features increased contract interest expense while also increasing the Company's investment income given the hedge nature of the options. During 2002, the reverse was noted, as the S&P 500 Index was down resulting in lower investment income and contract interest expense. With these credited rates, the Company generally realized its targeted interest spread on its products.

Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, and expenses of nursing home operations. Nursing home expenses amounted to $7.2 million, $6.0 million, and $5.4 million in 2004, 2003, and 2002, respectively. The Company's operating expenses for the years reported include increases associated with its significant upturn in business levels. In addition, a charge was recorded during 2003 in the amount of $9.7 million relating to a litigation claim where the Company had reached a settlement agreement that had been approved by the court. A reduction in expenses of $6.5 million due to the final accounting related to this lawsuit settlement is reflected in 2004 amounts. In addition, contractholder account balances were increased $2.3 million based on this final settlement.

Federal Income Taxes. Federal income taxes on earnings from continuing operations for 2004, 2003, and 2002 reflect effective tax rates of 33.9%, 32.9%, and 33.1%, respectively, which are lower than the expected Federal rate of 35% primarily due to tax-exempt investment income related to investments in municipal securities and dividends-received deductions on income from stock investments.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings from continuing operations for the years ended December 31, 2004, 2003, and 2002 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Segment earnings:

2004	$2,522	12,133	45,473	5,066	65,194
2003	1,366	13,249	37,121	5,116	56,852
2002	2,568	11,141	34,183	4,668	52,560

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.
	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$23,324	21,725	22,716
Net investment income	20,283	21,688	23,078
Other income	509	31	18

Total premiums and other revenue	44,116	43,444	45,812

Benefits and expenses:
Life and other policy benefits	15,141	16,000	14,585
Amortization of deferred policy acquisition costs	9,098	8,983	8,081
Universal life insurance contract interest	8,585	8,896	9,625
Other operating expenses	7,479	7,526	9,660

Total benefits and expenses	40,303	41,405	41,951

Segment earnings before Federal income taxes	3,813	2,039	3,861

Federal income taxes	1,291	673	1,293

Segment earnings	$2,522	1,366	2,568

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
	Years Ended December 31,

	2004	2003	2002

	(In thousands)

Universal life insurance revenues	$16,807	15,842	15,656
Traditional life insurance premiums	7,638	7,488	8,232
Reinsurance premiums	(1,121)	(1,605)	(1,172)

Totals	$23,324	21,725	22,716

The Company's U.S. operations have typically emphasized annuity product sales over life product sales but recent efforts have been made to attract new independent agents and to promote life products to improve domestic sales. It is the Company's goal to increase domestic life product sales through increased recruiting of new distribution and the development of new life insurance products. The Company had nearly 10,000 contracted agents as of December 31, 2004.

Policy benefits totaled $15.1 million, $16.0 million, and $14.6 million in 2004, 2003, and 2002, respectively, which are consistent with Company expectations. The face amount of domestic life insurance in force has declined from $2.8 billion at December 31, 2002 to $2.7 billion at December 31, 2003 and to $2.5 billion at December 31, 2004. Absent the growth rates targeted by management, the block of business will continue to contract due to the normal incidence of terminations from death or surrender with lower earnings resulting. Net investment income declined reporting $20.3 million, $21.7 million, and $23.1 million for 2004, 2003, and 2002, respectively, as investment assets for the block of business decrease as the amount of business in force decreases.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.
	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$64,239	55,041	48,403
Net investment income	22,821	23,983	23,163
Other income	790	37	31

Total premiums and other revenue	87,850	79,061	71,597

Benefits and expenses:
Life and other policy benefits	16,626	17,937	14,959
Amortization of deferred policy acquisition costs	21,837	12,109	10,467
Universal life insurance contract interest	18,631	17,775	16,452
Other operating expenses	12,418	11,489	12,972

Total benefits and expenses	69,512	59,310	54,850

Segment earnings before Federal income taxes	18,338	19,751	16,747

Federal income taxes	6,205	6,502	5,606

Segment earnings	$12,133	13,249	11,141

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.
	Years Ended December 31,

	2004	2003	2002

	(In thousands)

Universal life insurance revenues	$67,059	58,799	51,008
Traditional life insurance premiums	8,228	7,609	6,617
Reinsurance premiums	(11,048)	(11,367)	(9,222)

Totals	$64,239	55,041	48,403

International operations have emphasized universal life policies over traditional life insurance products. In accordance with generally accepted accounting principles, premiums collected on universal life products are not reflected as revenues in the Company's consolidated statements of earnings. Actual international universal life premiums collected are detailed below.
	Years Ended December 31,

	2004	2003	2002

	(In thousands)

Universal life insurance:
First year and single premiums	$35,681	37,069	33,636
Renewal premiums	59,981	47,907	37,447

Totals	$95,662	84,976	71,083

The Company's international life operations have been a significant contributor to the Company's overall growth and represent a market niche where the Company feels it has a competitive advantage. A productive agency force has been developed given the Company's longstanding reputation for supporting its international life products coupled with the instability of competing companies in international markets. In particular, the Company has experienced sizable growth with its equity-indexed universal life products and has collected premiums of $37.2 million, $21.0 million, and $10.0 million for the years ended 2004, 2003, and 2002, respectively.

A detail of net investment income for international life insurance operations is provided below.
	Years Ended December 31,

	2004	2003	2002

	(In thousands)

Net investment income
(excluding derivatives)	$23,260	23,063	23,163
Derivative gains (losses)	(439)	920	-

Net investment income	$22,821	23,983	23,163

Derivative gains and losses fluctuate from period to period based on the S&P 500 Index® performance.

Life and other policy benefits totaled $16.6 million in 2004, $17.9 million in 2003, and $15.0 million in 2002, which are consistent with Company expectations. Amortization of deferred policy acquisition costs was $21.8 million, $12.1 million, and $10.5 million for 2004, 2003, and 2002, respectively. Increased amortization in 2004 is due to increased gross profits incurred from greater than expected capital gains, reduced credited rates, and higher costs of insurance charges in 2004 compared to 2003. In addition, the increase in amortization in 2003 over 2002 was a result of a change in expected emergence of profits given the increased sales related to equity-indexed universal life products. The increased sales of this product generated higher gross profits due to the stock market performance. The increase in universal life contract interest is the result of the increased sales of the equity-indexed universal life products and the associated stock market gains which increased the amounts the Company in turn credits to policyholders. Contract interest expense was $18.6 million, $17.8 million, and $16.5 million in 2004, 2003, and 2002, respectively.

International sales continued at a strong pace during 2004 with Brazil, Argentina, and Chile reflecting the top three international countries based on premiums and contract revenues recorded. Management expects sales growth internationally to trend at a steadier pace from the levels reported in recent years. As the international life insurance in force continues to grow, the Company anticipates operating earnings to similarly increase. The amount of international life insurance in force has grown from $8.8 billion at December 31, 2002 to $10.2 billion at December 31, 2003 and to $11.3 billion at December 31, 2004.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below.
	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$15,975	18,114	18,972
Net investment income	266,151	246,622	184,109
Other income	1,701	95	606

Total premiums and other revenue	283,827	264,831	203,687

Benefits and expenses:
Life and other policy benefits	2,846	3,243	1,755
Amortization of deferred policy acquisition costs	57,798	32,737	17,251
Annuity contract interest	146,099	149,703	124,402
Other operating expenses	8,353	23,809	8,889

Total benefits and expenses	215,096	209,492	152,297

Segment earnings before Federal income taxes	68,731	55,339	51,390

Federal income taxes	23,258	18,218	17,207

Segment earnings	$45,473	37,121	34,183

Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Years Ended December 31,

	2004	2003	2002

	(In thousands)

Surrender charges	$13,031	12,803	13,488
Payout annuity and other revenues	2,906	5,268	5,435
Traditional annuity premiums	38	43	49

Totals	$15,975	18,114	18,972

As previously noted, the Company's earnings are dependent upon annuity contracts persisting or remaining in force. While revenues decline with a reduction in surrender charges, the Company's earnings benefit. A mandated change in accounting for two-tier annuities in 2004 had the effect of eliminating payout annuity revenues pertaining to this product. This change explains the sharp reduction in these revenues in 2004 compared to 2003 and 2002.

In accordance with generally accepted accounting principles, deposits collected on annuity contracts are not reflected as revenues in the Company's consolidated statements of earnings. Actual annuity deposits collected are detailed below.
	Years Ended December 31,

	2004	2003	2002

	(In thousands)

Equity-indexed annuities	$512,709	479,535	58,431
Other deferred annuities	350,665	674,358	355,528
Immediate annuities	28,653	41,250	20,483

Totals	$892,027	1,195,143	434,442

Equity-indexed products sales typically follow the stock market in that sales are higher when confidence is high in the stock market and low if the stock market is performing poorly. The Company experienced a tremendous increase in sales relating to equity-indexed annuities as the stock market rebounded in 2003 and held steady in 2004. These indexed products are more attractive for consumers when interest rate levels remain low as has been the market environment the past few years. Equity-indexed annuity deposits as a percentage of total annuity deposits recorded were 57.5%, 40.1%, and 13.4% for the years ended December 31, 2004, 2003, and 2002, respectively. Since the Company does not offer variable products or mutual funds, equity-indexed products provide an important alternative to the Company's existing fixed interest rate annuity products.

A detail of net investment income for annuity operations is provided below.
	Years Ended December 31,

	2004	2003	2002

	(In thousands)

Net investment income
(excluding derivatives)	$253,724	221,743	197,121
Derivative gains (losses)	12,427	24,879	(13,012)

Net investment income	$266,151	246,622	184,109

Derivative gains and losses fluctuate from period to period based on the S&P 500 Index® performance.

As previously described, derivatives are used to hedge the equity return component of the Company's equity-indexed annuity products with any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, reflected in net investment income. The significant increase in net investment income, excluding derivatives from 2002 to 2004, is due to the increase in the overall size of the asset portfolio as a result of higher sales volume.

Other deferred annuity deposits decreased significantly in 2004 compared to 2003 with $350.7 million recorded in collected deposits compared to $674.4 million, respectively. Fixed-rate annuity products became popular with consumers during 2003 as these products yielded a stable and competitive interest rate. As a selling inducement, many of these products include a first year interest bonus in addition to the base interest rate. These bonus rates are credited to the policyholder account but are deferred by the Company and amortized over future periods. The amount deferred was approximately $28.2 million and $43.9 million for the years ended December 31, 2004 and 2003, respectively. No sales inducements were deferred in 2002.

Increased amortization of deferred policy acquisition costs in 2003 and more notably in 2004 is due, in part, to the deferral of sales inducement costs. Also contributing to increased amortization is the increased sales of the equity-indexed products and the related increase in the stock market which resulted in higher current gross profits than expected. Consequently, the Company recognized a greater level of amortization expense corresponding with the higher profit level. In addition, higher capital gains in 2004 as compared to 2003, and reductions in credited rates over the same period, resulted in increased amortization. The Company unlocked its deferred policy acquisition costs amortization factors on other annuity products for assumption changes during 2003 and 2004 due to an anticipated decrease in future profit streams. The decrease in expected future profits results from the low interest rate environment which causes a tightening of expected future spreads. No changes were made in amortization factors in 2002. The Company is required to periodically adjust these factors for actual experience that varies from that assumed. While management does not currently anticipate any impact from unlocking in 2005, facts and circumstances may arise in the future which require that the factors be reexamined.

Annuity contract interest includes the equity component return associated with the Company's equity-indexed annuities. The detail of equity-indexed annuity contract interest compared to contract interest for all other annuities is as follows:
	Years Ended December 31,

	2004	2003	2002

	(In thousands)

Equity-indexed annuities	$38,942	44,201	(275)
All other annuities	129,392	148,108	124,677

Gross contract interest	168,334	192,309	124,402
Bonus interest deferred and capitalized	(27,491)	(43,867)	-
Bonus interest amortization	5,256	1,261	-

Total contract interest	$146,099	149,703	124,402

The 2004 and 2003 increase in contract interest for equity-indexed annuities is due to increased sales and the effect of the positive performance of the stock market on option values as noted previously. The 2004 contract interest figures include an increase of $2.3 million for certain contractholder account balances as part of a lawsuit settlement. All other annuity contract interest includes sales inducement expenses not deferred of approximately $12 million for 2002. The Company currently defers these sales costs as previously noted.

Other operating expenses for 2004 reflect a reduction of $6.5 million for a charge recorded in the prior year. A $9.7 million charge was initially recorded in 2003 relating to a litigation claim which involved certain annuity products, and actual settlement payments made were $3.2 million during 2004. The increase in other operating expenses, excluding this litigation claim, is due to the overall increase in annuity business and the allocation of corporate expenses to this line of business due to annuity operations becoming a greater portion of the Company's overall business volumes.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, the Company also has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Most of the income from the Company's subsidiaries is from a life interest in a trust. Gross income distributions from the trust totaled $3.7 million, pre-tax, annually in 2004, 2003, and 2002.

The Company acquired a nursing home facility, which opened in late July, 2000 and is operated by an affiliated limited partnership, whose financial operating results are consolidated with those of the Company. Daily operations and management of the nursing home are performed by an experienced management company through a contract with the limited partnership. Nursing home operations generated $1.1 million, $0.9 million, and $0.7 million of operating earnings in 2004, 2003, and 2002, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the careful handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of December 31, 2004 and 2003. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.
	2004		2003

	Carrying		Carrying
	Value	%	Value	%

	(In thousands)		(In thousands)

Debt securities	$4,889,330	93.8	$4,190,253	92.2
Mortgage loans	124,712	2.4	152,035	3.3
Policy loans	88,448	1.7	89,757	2.0
Derivatives	42,156	0.8	44,849	1.0
Equity securities	20,051	0.4	18,177	0.4
Real estate	17,224	0.3	20,187	0.4
Other	28,478	0.6	29,725	0.7

Totals	$5,210,399	100.0	$4,544,983	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations ("CMO"). As of December 31, 2004 and 2003, the Company's debt securities portfolio consisted of the following:
	2004		2003

	Carrying		Carrying
	Value	%	Value	%

	(In thousands)		(In thousands)

Corporate	$2,208,003	45.2	$1,876,984	44.8
Mortgage-backed securities	1,548,937	31.7	1,239,784	29.6
Public utilities	627,706	12.8	551,511	13.2
U.S. government/agencies	219,845	4.5	208,799	5.0
Asset-backed securities	210,976	4.3	222,351	5.3
States & political subdivisions	42,335	0.9	38,610	0.9
Foreign governments	31,528	0.6	52,214	1.2

Totals	$4,889,330	100.0	$4,190,253	100.0

The Company's investment guidelines prescribe limitations as a percent of the total investment portfolio by type of security and all holdings were within these threshold limits at December 31, 2004 and 2003. During 2003 and continuing into 2004, the Company expanded its holdings of U.S. government and private mortgage-backed securities given attractive yields and spreads. Because the Company's holdings of mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing primarily in collateralized mortgage obligations, which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I ("PAC I"), very accurately defined maturity ("VADM") and sequential tranches are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's portfolio with 97.2% held in investment grade securities. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P®.
	2004		2003

	Carrying		Carrying
	Value	%	Value	%

	(In thousands)		(In thousands)

AAA and U.S. government	$2,028,055	41.5	$1,682,168	40.1
AA	179,397	3.7	79,629	1.9
A	1,383,176	28.3	1,141,831	27.3
BBB	1,160,772	23.7	1,121,327	26.8
BB and other below investment grade	137,930	2.8	165,298	3.9

Totals	$4,889,330	100.0	$4,190,253	100.0

National Western does not purchase below investment grade securities. Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities. During 2004, the Company's percentage of below investment grade securities compared to total invested assets decreased from 3.6% to 2.6% as of December 31, 2003 and 2004, respectively. The decrease from year to year is primarily due to upgrades and reductions in issuer exposure through sales. Fair value of the below investment grade securities improved from December 31, 2003 to 2004 with over 89% of the fair values greater than 94% of amortized cost at December 31, 2004. The Company's holdings of below investment grade securities is a relatively small percentage of total invested assets. These holdings are summarized below.
	Below Investment Grade Debt Securities

				% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets

	(In thousands except percentages)

December 31, 2004	$132,617	137,930	137,503	2.6%

December 31, 2003	$162,237	165,298	164,531	3.6%

The investment environment improved during 2003 and continuing into 2004 compared to 2002. The market showed signs of improvement which was reflected in several industries that had been experiencing problems during recent years, such as the airline, energy and telecommunications industries. The Company is continually monitoring developments in these industries that would affect security valuations. Holdings in below investment grade securities by category as of December 31, 2004 are summarized below, including 2003 fair values for comparison.
Below Investment Grade Debt Securities

	Amortized	Carrying	Fair	Fair
	Cost	Value	Value	Value
Category	2004	2004	2004	2003

Utilities/Energy	$40,345	42,206	42,862	41,316
Retail	23,448	24,747	24,747	24,703
Manufacturing	16,306	15,865	15,865	16,360
Transportation	14,178	15,386	15,386	16,863
CBOs/Asset-backed	11,690	13,338	11,820	11,087
Telecommunications	9,990	9,900	9,900	9,700
Healthcare	8,995	9,365	9,365	9,340
Other	7,665	7,123	7,558	7,115

Totals
	$132,617	137,930	137,503	136,484

Generally accepted accounting principles require that investments in debt securities be written down to fair value when declines in value are judged to be other-than-temporary. Since quoted market prices are readily available and understood by investors and creditors, they are the mandated source for fair value estimation when available. In some instances, quoted market prices may not be available for securities that have limited buyer demand. When the quoted market price is not available other valuation techniques such as discounted cash flow analysis and fundamental analysis may be used. Although the Company is required to write down securities deemed to be impaired on an other-than-temporary basis to quoted market prices, the estimated ultimate recovery value of the impaired security is often anticipated to be an amount in excess of the quoted market price. This is due to the influence that "distressed bond" traders may have in depressing market prices in order to generate a yield commensurate with the investment risk of such securities. Consequently, financial results can significantly vary from period to period for securities written down to quoted market prices which may be subsequently redeemed at levels consistent with expected recovery value.

As part of the Company's review for other-than-temporary impairments of investments, the Company determined during 2004 and 2003 that it held investments in several issuers whose decline in value was considered other-than-temporary and these holdings were written down to fair value and included as realized losses on investments as follows:
		2004	2003
	Par Holdings	Writedown	Writedown

	(In thousands)
Issuer:
Delta 10.125%	$4,000	2,471	-
Delta 9.300%	4,200	1,090	-
AMR	4,000	-	3,100
BEA CBO	2,726	-	2,129
Nomura CBO	-	-	1,051
Lukens	-	-	765
Northstar CBO	5,084	-	121
Rhyno CBO	5,000	-	34

Totals	$25,010	3,561	7,200

The Company is closely monitoring its other below investment grade holdings by reviewing investment performance indicators including information such as issuer operating performance, debt ratings, analyst reports and other economic factors that may affect these specific investments. While additional losses are not currently anticipated based on the existing status and condition of these securities, continued credit deterioration of some securities is possible, which may result in further writedowns. In addition, the future adoption of pending guidance from EITF Issue No. 03-1 could result in the recognition of additional other-than-temporary impairments based upon the ultimate guidance in this standard. No estimates or judgements can be made at his time; however, the Company is monitoring the progress relative to this proposed accounting standard.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination as to which category based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at December 31, 2004, approximately 33% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.
	Fair	Amortized	Unrealized
	Value	Cost	Gains

	(In thousands)
Securities held to maturity:
Debt securities	$3,367,112	3,274,134	92,978
Securities available for sale:
Debt securities	1,615,196	1,554,957	60,239
Equity securities	20,051	12,487	7,564

Totals	$5,002,359	4,841,578	160,781

During 2004 and 2003, the Company transferred securities with an amortized cost of $35.9 million and $12.8 million from held to maturity to available for sale due to credit deterioration resulting in $0.2 million and $0.1 million, respectively, of net unrealized gains reported as a separate component in accumulated other comprehensive income. No transfers were made in 2002 from the held to maturity category.

Mortgage Loans and Real Estate

In general, the Company originates loans on high quality, income-producing properties such as shopping centers, freestanding retail stores, office buildings, industrial and sales or service facilities, selected apartment buildings, motels, and health care facilities. The location of these properties is typically in major metropolitan areas that offer a potential for property value appreciation. Credit and default risk is minimized through strict underwriting guidelines and diversification of underlying property types and geographic locations. In addition to being secured by the property, mortgage loans with leases on the underlying property are often guaranteed by the lessee. This approach has proven to result in higher quality mortgage loans with fewer defaults.

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

The Company held net investments in mortgage loans totaling $124.7 million and $152.0 million at December 31, 2004 and 2003, respectively. The diversification of the portfolio by geographic region and by property type was as follows:
	2004		2003

Geographic Region:	Amount	%	Amount	%

	(In thousands)		(In thousands)

West South Central	$74,765	59.9	$83,363	54.8
Mountain	19,020	15.3	33,772	22.2
Pacific	11,954	9.6	16,432	10.8
South Atlantic	5,284	4.2	6,125	4.0
East South Central	3,686	3.0	4,921	3.3
All other	10,003	8.0	7,422	4.9

Totals	$124,712	100.0	$152,035	100.0

	2004		2003

Property Type:	Amount	%	Amount	%

	(In thousands)		(In thousands)

Retail	$87,941	70.5	$115,984	76.3
Office	24,740	19.8	27,165	17.9
Land/Lots	7,017	5.6	7,100	4.7
Hotel/Motel	4,974	4.0	827	0.5
Apartment	-	-	756	0.5
All other	40	0.1	203	0.1

Totals	$124,712	100.0	$152,035	100.0

The Company does not recognize interest income on loans past due six months or more. At December 31, 2004 and 2003 the Company had no mortgage loan principal balances past due six months or more. Interest income not recognized for past due loans totaled approximately $54,000 in 2004; there was none in 2003.

The contractual maturities of mortgage loan principal balances at December 31, 2004 are as follows:
Principal
Due

(In thousands)

Due in one year or less	$2,598
Due after one year through five years	39,695
Due after five years through ten years	66,789
Due after ten years through fifteen years	15,976
Due after fifteen years	-

Total	$125,058

In the fourth quarter of 2004, an impairment loss of $0.6 million and an additional allowance of $0.4 million was recorded related to a mortgage loan based on information which indicates that the Company may not collect all amounts in accordance with the mortgage agreement. As of December 31, 2003, an allowance for possible losses on mortgage loans was $0.7 million. During the first quarter of 2004, this allowance was released due to a review of anticipated cash flows showing that all principal would be recovered. Management believes that the allowance for possible losses is adequate. While the Company closely manages its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

The Company's real estate investments totaled approximately $17.2 million and $20.2 million at December 31, 2004 and 2003, respectively, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of the Company. The Company recognized operating income on these properties of approximately $1.6 million, $1.8 million, and $1.5 million for the years ended December 31, 2004, 2003, and 2002, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment gains of $2.2 million and $0.9 million in 2004 and 2003, respectively and net losses of $0.1 million in 2002 associated with these properties.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.
	December 31,

	2004	2003

	(In thousands except percentages)

Debt securities - fair value	$4,982,308	4,293,584
Debt securities - amortized cost	$4,829,091	4,132,453
Fair value as a percentage of amortized cost	103.17%	103.90%
Unrealized gains at year-end	$153,217	161,131
Ten-year U.S. Treasury bond - increase (decrease)
in yield for the year	(0.03)%	0.4%

	Unrealized Gains (Losses)

	Net Balance at	Net Balance at	Change in
	December 31,	December 31,	Unrealized
	2004	2003	Gains (Losses)

	(In thousands)

Debt securities held to maturity	$92,978	103,331	(10,353)
Debt securities available for sale	60,239	57,800	2,439

Totals	$153,217	161,131	(7,914)

Changes in interest rates typically have a significant impact on the fair values of the Company's debt securities. However, during 2004 market interest rates of the ten-year U.S. Treasury bond decreased only 3 basis points from year end 2003 causing an insignificant change in the market value. The change in value was an unrealized loss of only $7.9 million on a portfolio of approximately $5 billion. The Company would expect more dramatic results in the future from a significant upward or downward movement in market rates. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's financial results.

The Company analyzes interest rate risk through ongoing cash flow testing required for insurance regulatory purposes. Computer models are used to perform cash flow testing under various commonly used stress test interest rate scenarios to determine if existing assets would be sufficient to meet projected liability outflows. Sensitivity analysis allows the Company to measure the potential gain or loss in fair value of its interest-sensitive instruments and to protect its economic value and achieve a predictable spread between what is earned on invested assets and what is paid on liabilities. The Company seeks to minimize the impact of interest rate risk through surrender charges that are imposed to discourage policy surrenders and to offset unamortized acquisition costs. Interest rate changes can be anticipated in the computer models and the corresponding risk addressed by management actions affecting asset and liability instruments. However, potential changes in the values of financial instruments indicated by hypothetical interest rate changes will likely be different from actual changes experienced, and the differences could be significant.

The following table illustrates the market risk sensitivity of the Company's interest rate-sensitive assets. The table shows the effect of a change in interest rates on the fair value of the portfolio using models that measure the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.
	Fair Values of Assets

	Changes in Interest Rates in Basis Points
	-100	0	+ 100	+ 200	+ 300

	(In thousands)

Debt and equity securities	$5,243,571	5,002,359	4,734,486	4,464,510	4,207,111
Mortgage loans	135,252	129,963	124,973	120,259	115,803
Policy loans	125,316	115,107	106,181	98,336	91,407
Other loans	21,473	20,655	19,889	19,170	18,494
Derivatives	41,152	42,156	42,817	43,763	44,563

Expected maturities of debt securities may differ from contractual maturities due to call or prepayment provisions. The models assume that prepayments on mortgage-backed securities are influenced by agency and pool types, the level of interest rates, loan age, refinancing incentive, month of the year, and underlying coupon. During periods of declining interest rates, principal payments on mortgage-backed securities and collateralized mortgage obligations increase as the underlying mortgages are prepaid. Conversely, during periods of rising interest rates, the rate of prepayment slows. Both of these situations can expose the Company to the possibility of asset-liability cash flow and yield mismatch. The model uses a proprietary method of sampling interest rate paths along with a mortgage prepayment model to derive future cash flows. The initial interest rates used are based on the current U.S. Treasury yield curve as well as current mortgage rates for the various types of collateral in the portfolio.

Mortgage and other loans were modeled by discounting scheduled cash flows through the scheduled maturities of the loans, starting with interest rates currently being offered for similar loans to borrowers with similar credit ratings. Policy loans were modeled by discounting estimated cash flows using U.S. Treasury Bill interest rates as the base rates at December 31, 2004. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts and incorporate both Company experience and mortality assumptions associated with such contracts.

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

The Company's market risk liabilities, which include policy liabilities for annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described. As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of a 100 basis point decrease and increases in increments of 100 basis points in the U.S. Treasury yield curve as of December 31, 2004. The potential impact on net earnings from these interest rate changes are summarized below.
	Changes in Interest Rates in Basis Points

	-100	+100	+200	+300

	(In thousands)

Impact on Net earnings	$(469)	348	660	958

These estimated impacts in earnings are net of tax effects and the estimated effects of deferred policy acquisition costs.

The above described scenarios produce estimated changes in cash flows as well as cash flow reinvestment projections. Estimated cash flows in the Company's model assume cash flow reinvestments which are representative of the Company's current investment strategy. Calls and prepayments include scheduled maturities and those expected to occur which would benefit the security issuers. Assumed policy surrenders consider differences and relationships between credited interest rates and market interest rates as well as surrender charges on individual policies. The impact to earnings also includes the expected effects on amortization of deferred policy acquisition costs. The model considers only annuity and supplemental contracts in force at December 31, 2004, and does not consider new product sales or the possible impact of interest rate changes on sales.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of liquidating invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs.

A primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. The Company includes provisions within its annuity and universal life insurance policies, such as surrender and market value adjustment charges, that help limit and discourage early withdrawals. The following table sets forth withdrawal characteristics of the Company's annuity reserves and deposit liabilities (based on statutory liability values) as of the dates indicated.
	December 31, 2004		December 31, 2003

		% of		% of
	Amount	Total	Amount	Total

	($ Amounts in thousands)

Not subject to discretionary
withdrawal provisions	$261,009	6.50	$238,283	6.92
Subject to discretionary withdrawal,
with adjustment:
With market value adjustment	1,203,525	29.99	947,893	27.54
At contract value less current
surrender charge of 5% or more	2,056,145	51.24	1,819,713	52.87

Subtotal	3,520,679	87.73	3,005,889	87.33
Subject to discretionary withdrawal
at contract value with no surrender
charge or surrender charge of less
than 5%	492,410	12.27	435,891	12.67

Total annuity reserves and deposit
liabilities	$4,013,089	100.00	$3,441,780	100.00

The actual amounts paid by product line in connection with surrenders and withdrawals for the years ended December 31 are noted in the table below.
	2004	2003	2002

	(In thousands)
Product Line:
Traditional Life	$6,774	7,344	7,856
Universal Life	30,409	27,548	30,249
Annuities	296,039	256,551	195,383

Total	$333,222	291,443	233,488

The above contractual withdrawals, as well as the level of surrenders experienced, were consistent with the Company's assumptions in asset-liability management, and the associated cash outflows did not have an adverse impact on overall liquidity. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Cash flow projections and tests under various market interest rate scenarios are also performed to assist in evaluating liquidity needs and adequacy. The Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $146 million, $69 million, and $127 million in 2004, 2003, and 2002, respectively. Operating cash flows are lower in 2003 due to increased commission payments on annuity deposits which are included in financing activities on the consolidated statements of cash flows. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $440 million, $668 million, and $349 million in 2004, 2003, and 2002, respectively. Cash flows from security maturities, redemptions, and prepayments were relatively higher over the last three years due to the decline in interest rates. These cash flow items could be reduced if interest rates rise in 2005. Net cash flows from the Company's universal life and annuity deposit product operations totaled inflows of $497 million, $839 million and $142 million in 2004, 2003, and 2002, respectively. The net inflows are expected to continue in 2005.

Capital Resources

The Company relies on the accumulated earnings in stockholders' equity for its capital resources as it has no long-term debt outstanding and does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 2005.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment due by Period

		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years

	(In thousands)

Long-term debt obligations	$-	-	-	-	-
Capital lease obligations	-	-	-	-	-
Operating lease obligations (1)	3,960	817	1,626	1,300	217
Purchase obligations	-	-	-	-	-
Life claims payable (2)	36,039	36,039	-	-	-
Other long-term reserve liabilities
reflected on the balance sheet
under GAAP (3)	333,007	64,410	122,221	34,509	111,867

Total	$373,006	101,266	123,847	35,809	112,084

(1)  Refer to Note 9 in the Notes to Consolidated Financial Statements relating to Company leases.
(2)  Life claims payable include benefit and claim liabilities for which the Company believes the amount and timing of the payment is essentially fixed and determinable. Such amounts generally relate to incurred and reported death and critical illness claims including an estimate of claims incurred but not reported.
(3)  Other long-term liabilities includes obligations that are reported within the Company's reserve liabilities that reflect determinable payout patterns related to immediate annuities. The above amounts are undiscounted whereas the amounts included in future policy benefit liabilities are discounted in accordance with GAAP. Liabilities for future policy benefits and other policyholder liabilities of approximately $4.8 billion as of December 31, 2004 have been excluded from the contractual obligations table. These excluded liabilities include future policy benefits relating to life insurance products, deferred annuities, and universal life products. Amounts excluded from the table are comprised of policies or contracts where (a) the Company is not currently making payments and will not make payments in the future until the occurrence of a payment triggering event, such as death or (b) the occurrence of a payment triggering event, such as a surrender of a policy or contract, which is outside of the control of the Company. The timing of these payments is not reasonably fixed and determinable. These uncertainties are considered in the Company's asset-liability management program as previously noted.

ACCOUNTING STANDARDS AND CHANGES IN ACCOUNTING

Recently Issued Accounting Standards

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This Issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company's current policy has generally been to record income only as cash is received following an impairment of a debt security. The application of this Issue was required for reporting periods beginning after June 15, 2004. In September 2004, the FASB approved FASB Staff Position EITF 03-1-1, which defers the effective date for the recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved. The Company is not able to assess the impact of the adoption of EITF 03-1 until final guidance is issued. However, the Company has adopted the disclosure provisions of this pronouncement which are currently effective.

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

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment which is a revision of Statement No. 123. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We currently use the Black-Scholes-Merton option pricing model to estimate the value of employee stock options and expect to continue to use this acceptable option pricing model upon adoption of Statement No. 123(R). Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as currently required. The adoption of Statement No. 123(R) is not expected to have a material impact on the consolidated financial statements of the Company.

Change in Accounting

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"). SOP 03-1 provides guidance relating to the reporting by insurance enterprises for certain contracts and insurance specific accounting issues and is effective for financial statements for fiscal years beginning after December 15, 2003. In the first quarter of 2004, the Company adopted the reserving method for its two-tier annuity products, which were issued from 1984 until 1992, in accordance with the SOP 03-1 guidance. The new reserving method under SOP 03-1 requires that the Company hold a reserve equal to the cash surrender value and establish an additional liability for expected annuitizations. The Company previously maintained reserves for two-tier annuities at the account balance value which is substantially higher than the cash value reserve. This reserving change resulted in an adjustment decreasing reserves, less deferred acquisition costs written off, by $54.7 million, net of taxes. The amount is reflected as a change in accounting principle as of January 1, 2004. Components of the accounting change are detailed below.
Amounts

Accounting change related to two-tier annuities:	(In thousands)

Reduction in reserve for future policy benefits	$119,205
Write off of deferred acquisition costs	(35,056)

Total change, pre-tax	84,149

Federal income taxes	(29,452)

Cumulative effect of change in accounting for
two-tier annuities, net of tax	$54,697

At December 31, 2004, the Company held a reserve relating to two-tier annuities in the amount of $22.7 million as an additional liability relating to annuitization benefits. The expected annuitizations were determined based upon actual experience relating to this block of business, which is relatively seasoned and the policies are no longer issued by the Company. The issuance of this SOP did not impact the Company's accounting relating to sales inducements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Attachment A, Index to Financial Statements and Schedules, on page __.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 15, 2004, the Board of Directors of the Company notified Deloitte & Touche LLP that their contractual appointment as independent auditors had not been renewed, as recommended by the Audit Committee of the Board of Directors. The reports of Deloitte & Touche LLP on the consolidated financial statements of the Company for either of the two most recent fiscal years did not contain any adverse opinion or disclaimer of opinion. Such reports were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the immediately preceding two most recent fiscal years ended December 31, 2003 and 2002 and during the interim period through April 15, 2004, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K or disagreements between Deloitte & Touche LLP and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused that firm to make reference to the subject matter of such disagreement in connection with its report on the Company's financial statements. By letter dated June 21, 2004 addressed to the Securities and Exchange Commission, Deloitte & Touche LLP indicated their concurrence with the foregoing statements.

On April 20, 2004, the Board of Directors of the Company approved the engagement of KPMG LLP as its new principal accountants, as recommended by the Audit Committee of the Board of Directors. During the two most recent fiscal years ended December 31, 2003 and 2002 and during the interim period through April 20, 2004, the Company did not consult with KPMG LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, nor the type of audit opinion that might be rendered on the Company's financial statements, nor any matter that was either subject of a disagreement or a reportable event.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with an exemptive order dated November 30, 2004 by the SEC under Section 36 granting an Exemption from specified provisions of Exchange Act Rules 13a-1 and 15d-1, the Company has not included management's annual report on internal control over financial reporting, required by Item 308(a) of Regulation S-K nor the related attestation report of KPMG LLP, required by Item 308(b) of Regulation S-K at this time. The Company has elected to use this exemption and will file the required reports within the period specified in the exemptive order. There have been no material weaknesses identified related to internal control over financial reporting as of the date of this filing.

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act) during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On December 15, 2004 the Company's Board of Directors approved amendments to the Employee Health Plan and the Excess Benefit Plan to grant lifetime health benefits to Robert L. Moody, Chairman of the Board, Harry L. Edwards, retired Company President and Chief Operating Officer, and Ross R. Moody, current President and Chief Operating Officer. Included in the amendments are Eligible Dependents as defined in the Excess Benefit Plan. The Company recorded a liability in the amount of $0.2 million as of December 31, 2004 relative to these lifetime health benefits.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

The following information as of January 31, 2005, is furnished with respect to each director. All terms expire in June of 2005.
	Principal Occupation During Last Five	First
Name of Director	Years and Directorships	Elected	Age

Robert L. Moody	Chairman of the Board and Chief Executive	1963	69
(1) (3)	Officer of the Company

Ross R. Moody	President and Chief Operating Officer of the	1981	42
(1) (3)	Company

Harry L. Edwards	Retired; Former President and Chief	1969	83
(4)	Operating Officer of the Company,
	Austin, Texas

Stephen E. Glasgow	Partner, Tangent Development	2004	42
(2) (4)	Austin, Texas

E. Douglas McLeod	Director of Development, The Moody	1979	63
	Foundation, Galveston, Texas

Charles D. Milos	Senior Vice President of the Company	1981	59
(1) (3)

Frances A. Moody-Dahlberg	Executive Director,	1990	35
	The Moody Foundation,
	Dallas, Texas

Russell S. Moody	Investments, League City, Texas	1988	43

Louis E. Pauls, Jr.	President, Louis Pauls & Company;	1971	69
(2)	Investments, Galveston, Texas

E. J. Pederson	Executive Vice President,	1992	57
(2) (4)	The University of Texas
	Medical Branch, Galveston, Texas

(1)  Member of Executive Committee;  (2) Member of Audit Committee;  (3) Member of Investment Committee;  (4) Member of Compensation and Stock Option Committee.

Identification of Executive Officers

The following is a list of the Company's executive officers, their ages, and their positions and offices as of January 31, 2005.
Name of Officer	Age	Position (Year elected to position)

Robert L. Moody	69	Chairman of the Board and Chief Executive
		Officer (1963-1968, 1971-1980, 1981), Director

Ross R. Moody	42	President and Chief Operating Officer (1992), Director

Jay C. Bugg	49	Senior Vice President - Chief Marketing Officer (2002)

Richard M. Edwards	52	Senior Vice President - International Marketing (1990)

Paul D. Facey	53	Senior Vice President - Chief Actuary (1992)

Charles D. Milos	59	Senior Vice President - Mortgage Loan and Real Estate (1990), Director

James P. Payne	60	Senior Vice President - Secretary (1998)

Brian M. Pribyl	46	Senior Vice President - Chief Financial & Administrative
		Officer and Treasurer (2001)

Patricia L. Scheuer	53	Senior Vice President - Chief Investment Officer (1992)

There are no arrangements or understandings pursuant to which any officer was elected. All officers hold office for a term of one year or until their successors are elected and qualified, unless otherwise specified by the Board of Directors.

Identification of Certain Significant Employees

In addition to the Executive Officers identified above, the Company considers James R. Naiser to be a significant employee. Mr. Naiser was a Senior Programmer Analyst with Electronic Data Systems from 1967 to 1972 and a Senior Systems Analyst with TCC, Inc., from 1972 to 1977. He joined the Company in 1977 as a programmer, was made an Assistant Vice President in 1980, Vice President in 1984, and was promoted to his current position of Vice President-Chief Information Officer effective August 25, 2003.

Family Relationships

Robert L. Moody is the father of Frances A. Moody-Dahlberg, Ross R. Moody, and Russell S. Moody, and the brother-in-law of E. Douglas McLeod. Harry L. Edwards is the father of Richard M. Edwards.

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

Audit Committee Financial Expert

The Company has at least one person that it believes is qualified to be the Audit Committee Financial Expert. However, the Company has not designated anyone as an Audit Committee Financial Expert at this time as the Company's Board of Directors has concluded that the ability of the Audit Committee to perform its duties would not be impaired by the failure to designate one of the committee members as an "Audit Committee Financial Expert" if it's members otherwise satisfied the NASDAQ standards and rules and regulations of the SEC.

Identification of Audit Committee

The Audit Committee of the Board of Directors consists of three non-employee directors named below. The committee is primarily responsible for oversight of the Company's financial statements and controls; assessing and ensuring the independence, qualifications and performance of the independent auditors; approving the independent auditors services and fees; reviewing the Company's financial risk assessment process, and ethical, legal, and regulatory compliance programs; and reviewing and approving the annual audited financial statements for the Company before issuance.
Audit Committee Members:
Louis E. Pauls, Jr., Chairman
Stephen E. Glasgow
E. J. Pederson

Code of Ethics

The Company has adopted a Code of Ethics and Conduct for all directors, officers, and employees. This Code is intended to comply with the requirement of the Federal Securities Laws and the requirements of NASDAQ. The Code of Ethics and Conduct has been posted to the Company's website at www.nationalwesternlife.com and is available upon request.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table
			Annual Compensation

					Other Annual	Long-Term	All Other
	Name and		Salary	Bonus	Compensation	Compensation	Compensation
	Principal Position	Year	(A)	(B)	(C)	(D)	(E)

1	Robert L. Moody	2004	$1,496,364	$-	$-	20,000	$611,101
	Chairman of the Board	2003	1,390,453	-	90,152	-	530,517
	and Chief Executive Officer	2002	1,336,385	-	-	-	485,860

2	Ross R. Moody	2004	540,322	128,270	-	10,000	31,147
	President and Chief	2003	500,619	45,432	-	-	31,558
	Operating Officer	2002	479,015	-	-	-	47,913

3	Jay C. Bugg	2004	191,260	190,784	-	2,000	11,459
	Senior Vice President -	2003	183,431	364,667	-	-	24,094
	Chief Marketing Officer	2002	125,638	118,500	-	-	11,307

4	Richard M. Edwards	2004	188,335	156,524	-	2,000	11,271
	Senior Vice President -	2003	180,616	147,293	-	-	17,847
	International Marketing	2002	179,047	177,161	-	-	21,348

5	Brian M. Pribyl	2004	221,805	67,075	-	2,000	12,057
	Senior Vice President -	2003	207,310	36,419	-	-	13,500
	Chief Financial and	2002	192,304	24,192	-	-	12,709
	Administrative Officer
	and Treasurer

Notes to Summary Compensation Table:

(A) Salary includes directors' fees from National Western Life Insurance Company and its subsidiaries.

(B) Bonuses include employment and performance related bonuses.

(C) Other annual compensation in 2003 includes claims paid by the Company's Group Excess Benefit Plan on the behalf of Robert L. Moody, totaling $90,152.

(D) Represents number of securities underlying stock options granted under the National Western Life Insurance Company 1995 Stock and Incentive Plan.

(E) All other compensation includes primarily employer contributions made to the Company's 401(k) Plan and Non-Qualified Deferred Compensation Plan on behalf of the employee. In addition, this item also includes taxable income for Robert L. Moody of approximately $581,000, $503,000, and $459,000 in 2004, 2003, and 2002, respectively, related to life insurance benefits under policies owned by the Company on Mr. Moody's life which have been assigned to Mr. Moody by the Company. Further included are various expense allowances for Ross R. Moody in 2002 of approximately $19,000.

Option/SAR Grants Table

During 1995 the Company adopted the National Western Life Insurance Company 1995 Stock and Incentive Plan ("Plan"). The purpose of the Plan is to align the personal financial incentives of key personnel with the long-term growth of the Company and the interests of the Company's stockholders through the ownership and performance of the Company's Class A, $1.00 par value, common stock, to enhance the Company's ability to retain key personnel, and to attract outstanding prospective employees and directors. The Plan was effective as of April 21, 1995, and had a termination date of April 20, 2005. The plan was amended on June 25, 2004 to extend the termination date to April 20, 2010. The number of shares of Class A, $1.00 par value, common stock which may be issued under the Plan, or as to which stock appreciation rights or other awards may be granted, may not exceed 300,000. These shares may be authorized and unissued shares or treasury shares.

All of the employees of the Company and its subsidiaries are eligible to participate in the Plan. In addition, directors of the Company, other than Compensation and Stock Option Committee members, are eligible for restricted stock awards, incentive awards, and performance awards.

The Committee approved the issuance of nonqualified stock options to selected officers of the Company during 2004 totaling 56,750. Additionally, during 2004 the Committee granted 10,000 nonqualified, nondiscretionary stock options to Company directors. The directors' stock options vest 20% annually following one full year of service to the Company from the date of grant. The officers' stock options vest 20% annually following three full years of service to the Company from the date of grant. The exercise prices of the stock options were set at the fair market values of the common stock on the dates of grant. Nonqualified stock options were not issued in 2003 or 2002.
		% of Total			Potential Realizable
		Options			Value at Assumed Annual
	Number of	Granted to			Rates of Stock
	Securities	Employees			Price Appreciation for
	Underlying	and Directors			Option Term

	Options	in Fiscal	Exercise	Expiration
Name	Granted	Year	Price	Date	5%	10%

1 Robert L. Moody	20,000	30.0%	$150	4-22-2014	$1,885,705	$4,778,182
	1,000	1.5	150	6-25-2014	94,318	239,011

2 Ross R. Moody	10,000	15.0	150	4-22-2014	942,852	2,389,091
	1,000	1.5	150	6-25-2014	94,319	239,011

3 Jay C. Bugg	2,000	3.0	150	4-22-2014	188,570	477,818

4 Richard M. Edwards	2,000	3.0	150	4-22-2014	188,570	477,818

5 Brian M. Pribyl	2,000	3.0	150	4-22-2014	188,570	477,818

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

Detailed below is stock option information for the Company's named executive officers for the year ended December 31, 2004.
			Number of
	Shares		Securities Underlying		Value of Unexercised
	Acquired		Unexercised Options		In-The-Money Options

	On	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

1 Robert L. Moody	13,000	$1,571,949	46,900	33,000	$4,286,801	$1,206,304

2 Ross R. Moody	8,000	610,111	10,600	22,100	727,326	975,683

3 Jay C. Bugg	-	-	-	2,000	-	33,000

4 Richard M. Edwards	1,060	65,140	-	3,540	-	140,970

5 Brian M. Pribyl	280	14,467	-	3,120	-	116,294

Long-Term Incentive Plan Awards Table

None.

Defined Benefit or Actuarial Plan Disclosure

The Company currently sponsors two employee defined benefit plans for the benefit of its employees and officers. A brief description and formulas by which benefits are determined for each of the plans are detailed as follows.

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

Non-Qualified Defined Benefit Plan - This plan covers the Chairman of the Company, the President of the Company, those officers who were in the position of senior vice president or above prior to 1991, and other employees who have been designated by the President of the Company as being in the class of persons who are eligible to participate in the plan. This plan provides benefits based on the participant's years of service and compensation. However, no minimum funding standards are required.

The benefit to be paid pursuant to this plan to a participant who retires at his normal retirement date other than the current Chairman of the Company shall be equal to (a) minus (b) minus (c), but the benefit may not exceed (d) minus (b) where:

(a) is the benefit which would have been payable at the participant's normal retirement date under the terms of the Qualified Defined Benefit Plan as of December 31, 1990, as if that plan had continued without change and without regard to Internal Revenue Code Section 401(a) (17) and 415 limits, and,

(b) is the benefit which actually becomes payable under the terms of the Qualified Defined Benefit Plan at the participant's normal retirement date, and,

(c) is the actuarially equivalent life annuity which may be provided by an accumulation of 2% of the participant's compensation for each year of service on and after January 1, 1991, accumulated at an assumed interest rate of 8.5% to the participant's normal retirement date, and,

(d) is the benefit which would have been payable at the participant's normal retirement date under the terms of the Qualified Defined Benefit Plan a of December 31, 1990, as if that plan had continued without change and without regard to Internal Revenue Code Section 401(a)(17) and 415 limits, except that the proration over 15 years shall instead be calculated over 30 years.

For the current President of the Company, the above provisions are applied by substituting April 1, 1991 for January 1, 1991 and by calculating a benefit under the terms of the Qualified Defined Benefit Plan as in effect as of December 31, 1990 (using his service and compensation from and after April 1, 1991) even though he did not participate in the Qualified Defined Benefit Plan until after December 31, 1990.

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

(c) was the actuarially equivalent life annuity provided by an accumulation of 2% of his compensation for each year of service on and after January 1, 1991, accumulated at an assumed interest rate of 8.5% to his normal retirement date.

This benefit was increased for additional service and changes in eligible compensation through December 31, 2004. The benefit was frozen as of December 31, 2004 in connection with plan changes required by the American Jobs Creation Act of 2004. However, the Company expects that a new nonqualified defined benefit plan will be adopted in 2005 to provide for additional benefit accruals and payments to Mr. Moody in connection with his continued employment after December 31, 2004.

To comply with the American Jobs Creation Act of 2004, the Company expects that it will freeze benefit accruals as of December 31, 2004 for all other participants in this plan. However, the Company also expects that it will adopt a new nonqualifed defined benefit plan to provide for substantially similar benefit accruals with respect to service and compensation after December 31, 2004.

The estimated annual benefits payable to the named executive officers upon retirement, at normal retirement age, or, in the case of Robert L. Moody, currently being paid, for the Company's defined benefit plans are as follows:
	Estimated Annual Benefits

	Qualified	Non-Qualified
	Defined	Defined
Name	Benefit Plan	Benefit Plan	Totals

1 Robert L. Moody	$143,684	713,258	856,942

2 Ross R. Moody	112,118	-	112,118

3 Jay C. Bugg	56,890	-	56,890

4 Richard M. Edwards	75,225	-	75,225

5 Brian M. Pribyl	70,902	-	70,902

Compensation of Directors

All directors of the Company currently receive $22,200 a year and $500 for each board meeting attended. They are also reimbursed for actual travel expenses incurred in performing services as directors. An additional $500 is paid for each committee meeting attended. However, a director attending multiple meetings on the same day receives only one meeting fee. The amounts paid pursuant to these arrangements are included in the summary compensation table of this item. The directors and their dependents are also eligible to participate in the Company's group insurance program.

Directors of the Company, other than Compensation and Stock Option Committee members, are eligible for restricted stock awards, incentive awards, and performance awards under the National Western Life Insurance Company 1995 Stock and Incentive Plan. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. On June 25, 2004, the stockholders approved the issuance of 10,000 nonqualified stock options to Company directors, with each director receiving 1,000 stock options.

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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Robert L. Moody, Ross R. Moody, and Brian M. Pribyl, all named executive officers, had a bonus compensation agreement with the Company during 2004. The contract consisted of several components in which certain levels of Company performance related to life insurance premiums, annuity contract deposits, expense management, and overall profitability were required in order to earn the bonus. The compensation bonus related to this agreement will be paid in 2005.

Jay C. Bugg, also a named executive officer, had a bonus compensation agreement with the Company during 2004. The agreement consisted of several components in which certain levels of Company performance relating to domestic life insurance and annuity contract persistency rates, domestic life insurance premiums, domestic annuity contract deposits, and related expenses were required in order to earn bonuses. Substantially all of the compensation bonus related to this agreement was paid in 2004 and is disclosed in the summary compensation table of this item.

Richard M. Edwards, also a named executive officer, had a bonus compensation contract with the Company during 2004. The contract consisted of several components in which certain levels of Company performance relating to international life insurance persistency rates, international life insurance premiums, and related expenses were required in order to earn bonuses. The compensation bonus related to this agreement will be paid in 2005.

Report on Repricing of Options/SARs

None.

Compensation Committee Interlocks and Insider Participation

The Company's Board of Directors performs the functions of an executive compensation committee. The Board is responsible for developing and administering the policies that determine executive compensation. Additionally, a separate Compensation and Stock Option Committee, comprised of outside directors, is charged with the responsibility of establishing and reviewing appropriate Company policy relating to the compensation of the three highest compensated executive officers of the Company. The Committee has a mandate to recommend salaries for the three highest compensated executive officers of the Company for the ensuing year, and also performs various projects relating to executive compensation at the request of the Board of Directors. Those directors serving on the Committee include Harry L. Edwards, Stephen E. Glasgow, and E. J. Pederson.

Mr. Robert Moody, Mr. Ross Moody, and Mr. Charles Milos served as directors and also served as officers and employees of National Western Life Insurance Company. Mr. Ross Moody served as an officer and director of the Company's wholly owned subsidiaries, The Westcap Corporation, NWL Investments, Inc., NWL Financial, Inc., NWL Services, Inc., Regent Care Limited Partner, Inc., and Regent Care Operations Limited Partner, Inc., and served as an officer of Westcap Holdings, LLC, a limited liability company whose sole member is The Westcap Corporation. Mr. Charles Milos served as an officer and director of The Westcap Corporation, Regent Care General Partner, Inc., and Regent Care Operations General Partner, Inc. and as an officer of NWL Investments, Inc., NWL Financial, Inc., NWL Services, Inc., Regent Care Limited Partner, Inc., and Regent Care Operations Limited Partner, Inc., and served as an officer of Westcap Holdings, LLC, a limited liability company whose sole member is The Westcap Corporation. Mr. Robert Moody was an officer of NWL Services, Inc. and Regent Care Limited Partner, Inc. Mr. Harry Edwards served as a director and was formerly an officer of National Western Life Insurance Company. Mr. Arthur Dummer was previously an officer and director of NWL Services, Inc., and Regent Care Operations General Partner, Inc., and a director of Regent Care General Partner, Inc. The Donner Company, 100% owned by Mr. Dummer, was paid $93,000 in 2004 pursuant to an agreement between The Donner Company and a reinsurance intermediary relating to a reinsurance contract between the Company and certain life insurance insurers.

No compensation committee interlocks exists with other unaffiliated companies.

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

Performance Graph

The following graph compares the change in the Company's cumulative total stockholder return on its common stock with the NASDAQ - U.S. Companies Index and the NASDAQ Insurance Stock Index. The graph assumes that the value of the Company's common stock and each index was $100 at December 31, 1999, and that all dividends were reinvested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

Set forth below is certain financial information concerning persons who are known by the Company to own beneficially more than 5% of any class of the Company's common stock on December 31, 2004.
Name and Address	Title	Amount and Nature	Percent
of	of	of	of
Beneficial Owners	Class	Beneficial Ownership	Class

Robert L. Moody	Class A Common	1,159,096	34.25%
2302 Post Office Street, Suite 702	Class B Common	198,074	99.04%
Galveston, Texas

Tweedy Browne Company	Class A Common	280,482	8.29%
350 Park Avenue
New York, New York

Westport Asset Management, Inc.	Class A Common	266,040	7.86%
253 Riverside Avenue
Westport, Connecticut

FMR Corp.	Class A Common	241,927	7.15%
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

Security Ownership of Management

The following table sets forth as of December 31, 2004, information concerning the beneficial ownership of the Company's common stock by all directors, named executive officers, and all directors and executive officers of the Company as a group.
	Title	Amount and Nature	Percent
Directors	of	of	of
and Officers	Class	Beneficial Ownership	Class

Directors and Named Executive Officers:
Robert L. Moody	Class A Common	1,159,096	34.25%
	Class B Common	198,074	99.04%

Ross R. Moody	Class A Common*	625.02%
	Class B Common*	482.04%

Charles D. Milos	Class A Common	528.02%
	Class B Common	-	-

Directors:
Harry L. Edwards	Class A Common	20	-
	Class B Common	-	-

Stephen E. Glasgow	Class A Common	-	-
	Class B Common	-	-

E. Douglas McLeod	Class A Common	10	-
	Class B Common	-	-

Frances A. Moody-Dahlberg	Class A Common	1,850.05%
	Class A Common*	625.02%
	Class B Common*	482.24%

Russell S. Moody	Class A Common	1,850.05%
	Class A Common*	625.02%
	Class B Common*	482.24%

Louis E. Pauls, Jr.	Class A Common	10	-
	Class B Common	-	-

E. J. Pederson	Class A Common	100	-
	Class B Common	-	-

Named Executive Officers:
Jay C. Bugg	Class A Common	-	-
	Class B Common	-	-

Richard M. Edwards	Class A Common	-	-
	Class B Common	-	-

Brian M. Pribyl	Class A Common	-	-
	Class B Common	-	-

Directors and Executive	Class A Common	1,165,601	34.44%
Officers as a Group	Class B Common	199,520	99.76%

* Shares are owned indirectly through the Three R Trusts. The Three R Trusts are four Texas trusts for the benefit of the children of Mr. Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg). The Three R Trusts own a total of 2,500 Class A common stock shares and 1,926 Class B common stock shares.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Robert L. Moody, Jr. ("Mr. Moody, Jr.") is the son of Robert L. Moody, the Company's Chairman and Chief Executive Officer, and is the brother of Ross R. Moody, the Company's President and Chief Operating Officer, and of Russell S. Moody and Frances A. Moody-Dahlberg who serve as directors of National Western. Mr. Moody, Jr. is employed by the Company in an agency marketing position for which he is paid an annual salary of $14,000 and is eligible to participate in the Company's benefit plans.. In addition, Mr. Moody, Jr. wholly owns an insurance marketing organization that maintains agency contracts with National Western pursuant to which agency commissions are paid in accordance with the Company's standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are paid in accordance with standard commission schedules. In 2004, commissions paid under these agency contracts aggregated approximately $166,000. In conjunction with these agency contracts, Mr. Moody, Jr. may be eligible to attend Company sales conferences and functions based upon meeting published minimum levels of qualifying sales production. In his capacity as an insurance marketing organization with the Company, Mr. Moody also receives product development fees associated with a product line of the Company which amounted to $82,000 in 2004.

Mr. Moody, Jr. further serves as the agent of record for several of the Company's benefit plans including the self-insured health plan for which Mr. Moody provides utilization review services through a wholly owned utilization review company. In 2004, amounts paid to Mr. Moody, Jr. as commissions and service fees pertaining to the Company's benefit plans approximated $45,000.

Arthur O. Dummer, who was a director of National Western during part of 2004, wholly owns The Donner Company. During 2004, The Donner Company was paid $93,000 pursuant to an agreement with a reinsurance intermediary relating to a reinsurance contract between the Company and certain life insurance reinsurers.

During 2004, management fees totaling $330,000 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to a downstream nursing home subsidiary of National Western. RMS is 1% owned by general partner RCC Management Services, Inc. ("RCC"), and 99% owned by limited partner, Three R Trusts. RCC is 100% owned by the Three R Trusts. The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg). Charles D. Milos, Senior Vice President-Mortgage Loans and Real Estate, and Director of the Company, is a Director and Vice President of RCC. Ellen C. Otte, Assistant Secretary of the Company, is a Director and Secretary of RCC.

The Company holds a common stock investment of approximately 9.4% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2004. Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 98% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). The Company utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to the Company's defined benefit and contribution plans. Robert L. Moody serves as Chairman of the Board and Chief Executive Officer of MNB. The ultimate controlling person of MNB is the Three R Trusts. During 2004, fees totaling $147,000 were paid to MNB with respect to these services.

Indebtedness of Management

The Company holds a loan in the amount of $3.7 million with a contractual interest rate of 7% at December 31, 2004 issued to TMNY, LLC. As of the reporting date, Robert L. Moody owned 20.5% of TMNY, LLC. The stated maturity on this loan is December 29, 2006.

NWL Services, Inc., a wholly owned subsidiary of the Company, is the beneficial owner of a life interest (1/8 share) in the net income of the trust estate of Libbie Shearn Moody. The trustee of this estate is MNB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees approved by the Audit Committee for the audits of the fiscal years ended December 31, 2004 and 2003 by KPMG LLP and Deloitte & Touche LLP, the Company's principal accounting firms, respectively.
	Fiscal Year Ended

	2004	2003

	(In thousands)

Financial statement audit fees(a)	$205	151
Benefit plans audit fee	18	10
Tax fees (b)	15	8
All other fees (c)	-	-

Total fees	$238	169

(a)  In addition to the approved fees, the Company also paid Deloitte & Touche LLP audit fees of $24,000 in 2004 for first quarter review services prior to retaining KPMG LLP as the Company's principal accountants. Further, through the date of this filing, the Company has been billed approximately $407,000 related to attestation services and the independent audit of the Company's internal controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002 (Item 308(a) of Regulation S-K). Of this amount, $170,000 was incurred and expensed in the Company's financial statements for the year ended December 31, 2004.
(b)  Primarily tax reviews and advice
(c)  Advisory services relating to reporting compliance

Audit Fees Pre-approval Policy

The Audit Committee has adopted a formal policy concerning approval of audit and non-audit services to be provided by the independent auditor to the Company. The policy requires that all services the Company's independent auditor may provide to the Company, including audit services and permitted audit-related and non-auditor services, be pre-approved by the Committee. The Committee approved all audit and non-audit services provided by Deloitte & Touche LLP and KPMG LLP during 2004.

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

Fifth Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective July 1, 1998 (incorporated by reference to Exhibit 10(m) to the Company's Form 10-Q for the quarter ended September 30, 1998).

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

Ninth amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective November 1, 2003 (incorporated by reference to Exhibit 10(am) to the Company's Form 10-K for the year ended December 31, 2003).

Exhibit 10(an)	-

Ninth amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective December 5, 2003 (incorporated by reference to Exhibit 10(an) to the Company's Form 10-K for the year ended December 31, 2003.)

Exhibit 10(ao)	-

Bonus program by and between National Western Life Insurance Company and Domestic Marketing officers of National Western Life Insurance Company for the year ending December 31, 2004 (incorporated by reference to Exhibit 10(ao) to the Company's Form 10-Q for the quarter ended March 31, 2004).

Exhibit 10(ap)	-

Bonus program by and between National Western Life Insurance Company and International Marketing Officers of National Western Life Insurance Company for the year ending December 31, 2004 (incorporated by reference to Exhibit 10(ap) to the Company's Form 10-Q for the quarter ended March 31, 2004).

Exhibit 10(aq)	-

Bonus program by and between National Western Life Insurance Company and certain Executive officers of National Western Life Insurance Company for the year ending December 31, 2004 (incorporated by reference to Exhibit 10(aq) to the Company's Form 10-Q for the quarter ended June 30, 2004).

Exhibit 10(ar)	-

Third Amendment to the National Western Life Insurance Company 1995 Stock and Incentive Plan (incorporated by reference to Exhibit 10(ar) to the Company's Form 10-Q for the quarter ended September 30, 2004).

Exhibit 10(as)	-	Amendment to the National Western Life Insurance Company Group Excess Benefit Plan effective December 15, 2004.

Exhibit 10(at)	-	The National Western Life Insurance Company Employee Health Plan was amended and restated effective August 20, 2004.

Exhibit 10(au)	-	Tenth Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective December 31, 2004.

Exhibit 16	-	Letter Regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16 to the Company's Form 8-KA dated May 14, 2004).

Exhibit 21	-	Subsidiaries of the Registrant.

Exhibit 23(a)	-	Consent of KPMG LLP, for the year ended December 31, 2004.

Exhibit 23(b)	-	Consent of Deloitte & Touche LLP, for the years ended December 31, 2003 and 2002.

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On November 8, 2004, the Company filed a Current Report on Form 8-K dated November 5, 2004 under Items 2.02 and 9.01 thereof in connection with a news release reporting National Western Life Insurance Company's operating and financial results for the third quarter of 2004. A copy of the news release was furnished with the Form 8-K.

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
ATTACHMENT A

Index to Financial Statements and Schedules

Page

Report of Independent Registered Public Accounting Firm - KPMG LLP

Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

Consolidated Balance Sheets, December 31, 2004 and 2003

Consolidated Statements of Earnings for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

Schedule I - Summary of Investments Other Than Investments in Related Parties, December 31, 2004

Schedule V - Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003, and 2002

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the consolidated financial statements or notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
National Western Life Insurance Company
Austin, Texas

We have audited the accompanying consolidated balance sheet of National Western Life Insurance Company and subsidiaries (the "Company") as of December 31, 2004 and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for the year then ended. In connection with our audits of the consolidated finanical statements, we have also audited the 2004 financial statement schedules I and V. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Western Life Insurance Company and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for two-tiered annuity products in 2004.

KPMG LLP

March 15, 2005
Austin, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
National Western Life Insurance Company
Austin, Texas

We have audited the accompanying consolidated balance sheet of National Western Life Insurance Company and subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the accompanying Index as of and for the years ended December 31, 2003 and 2002. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Western Life Insurance Company and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2003.

DELOITTE & TOUCHE LLP

March 9, 2004
Dallas, Texas

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(In thousands)

ASSETS	2004	2003

Investments:
Securities held to maturity, at amortized cost
(fair value: $3,367,112 and $2,924,347)	$3,274,134	2,821,016
Securities available for sale, at fair value
(cost: $1,567,444 and $1,322,729)	1,635,247	1,387,414
Mortgage loans, net of allowance for possible
losses ($368 and $660)	124,712	152,035
Policy loans	88,448	89,757
Derivatives	42,156	44,849
Other long-term investments	45,702	49,912

Total Investments	5,210,399	4,544,983

Cash and short-term investments	50,194	68,210
Deferred policy acquisition costs	582,218	558,455
Deferred sales inducements	62,240	40,940
Accrued investment income	58,272	53,979
Other assets	28,362	31,153

	$5,991,685	5,297,720

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(In thousands except share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	2004	2003

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$141,049	142,056
Universal life and annuity contracts	4,885,809	4,338,035
Other policyholder liabilities	75,237	62,499
Federal income tax liability:
Current	4,303	3,757
Deferred	38,754	8,409
Other liabilities	37,861	63,106

Total liabilities	5,183,013	4,617,862

COMMITMENTS AND CONTINGENCIES (Notes 4, 7, and 9)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,384,215
and 3,346,685 shares issued and outstanding in 2004 and 2003	3,384	3,347
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2004 and 2003	200	200
Additional paid-in capital	33,834	29,192
Accumulated other comprehensive income	25,419	23,453
Retained earnings	745,835	623,666

Total stockholders' equity	808,672	679,858

	$5,991,685	5,297,720

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2004, 2003, and 2002
(In thousands except per share amounts)

	2004	2003	2002

Premiums and other revenue:
Life and annuity premiums	$14,025	13,916	13,918
Universal life and annuity
contract revenues	89,513	80,964	76,173
Net investment income	315,843	298,974	236,714
Other income	11,259	7,061	6,726
Realized gains (losses) on investments	3,506	(1,647)	(16,144)

Total premiums and other revenue	434,146	399,268	317,387

Benefits and expenses:
Life and other policy benefits	34,613	37,180	31,299
Amortization of deferred policy acquisition costs	88,733	53,829	35,799
Universal life and annuity contract interest	173,315	176,374	150,479
Other operating expenses	35,441	48,776	36,938

Total benefits and expenses	332,102	316,159	254,515

Earnings before Federal income taxes and cumulative
effect of change in accounting principle	102,044	83,109	62,872
Federal income taxes	34,572	27,327	20,806

Earnings before cumulative effect of change in
accounting principle	67,472	55,782	42,066
Cumulative effect of change in accounting
principle, net of $29,452
of Federal income taxes	54,697	-	-

Net earnings	$122,169	55,782	42,066

Basic Earnings Per Share:
Earnings before cumulative effect of change
in accounting principle	$18.93	15.78	11.94
Cumulative effect of change in accounting principle	15.34	-	-

Net earnings	$34.27	15.78	11.94

Diluted Earnings Per Share:
Earnings before cumulative effect of change
in accounting principle	$18.73	15.64	11.84
Cumulative effect of change in accounting principle	15.18	-	-

Net earnings	$33.91	15.64	11.84

See accompanying notes to consolidated financial statements.
NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2004, 2003, and 2002
(In thousands)

	2004	2003	2002

Net earnings	$122,169	55,782	42,066

Other comprehensive income, net of effects of
deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising
during period	1,603	11,677	(3,977)
Reclassification adjustment for net losses
included in net earnings	550	2,197	11,165
Amortization of net unrealized losses
related to transferred securities	245	173	85
Unrealized gains (losses) on securities
transferred during period from held to
maturity to available for sale	167	96	(1,358)

Net unrealized gains on securities	2,565	14,143	5,915

Foreign currency translation adjustments	(127)	48	212

Minimum pension liability adjustment	(472)	224	(1,223)

Other comprehensive income	1,966	14,415	4,904

Comprehensive income	$124,135	70,197	46,970

See accompanying notes to consolidated financial statements.
NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2004, 2003, and 2002
(In thousands)

	2004	2003	2002

Common stock:
Balance at beginning of year	$3,547	3,525	3,515
Shares exercised under stock option plan	37	22	10

Balance at end of year	3,584	3,547	3,525

Additional paid-in capital:
Balance at beginning of year	29,192	26,759	25,921
Shares exercised under stock option plan,
net of tax benefits	3,663	1,833	838
Stock option expense	979	600	-

Balance at end of year	33,834	29,192	26,759

Accumulated other comprehensive income:
Unrealized gains on securities:
Balance at beginning of year	22,467	8,324	2,409
Change in unrealized gains during period	2,565	14,143	5,915

Balance at end of year	25,032	22,467	8,324

Foreign currency translation adjustments:
Balance at beginning of year	3,297	3,249	3,037
Change in translation adjustments during period	(127)	48	212

Balance at end of year	3,170	3,297	3,249

Minimum pension liability adjustment:
Balance at beginning of year	(2,311)	(2,535)	(1,312)
Change in minimum pension liability
adjustment during period	(472)	224	(1,223)

Balance at end of year	(2,783)	(2,311)	(2,535)

Accumulated other comprehensive
income at end of year	25,419	23,453	9,038

Retained earnings:
Balance at beginning of year	623,666	567,884	525,818
Net earnings	122,169	55,782	42,066

Balance at end of year	745,835	623,666	567,884

Total stockholders' equity	$808,672	679,858	607,206

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003, and 2002
(In thousands)

	2004	2003	2002

Cash flows from operating activities:
Net earnings	$122,169	55,782	42,066
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Universal life and annuity contract interest	173,315	176,374	150,479
Surrender charges and other policy revenues	(26,024)	(27,026)	(29,073)
Realized losses (gains) on investments	(3,506)	1,647	16,144
Accrual and amortization of investment income	(8,373)	(11,481)	(7,510)
Depreciation and amortization	1,665	1,935	1,482
Decrease (increase) in value of derivatives	13,262	(31,878)	(1,448)
Increase in deferred policy acquisition
and sales inducement costs	(57,278)	(138,280)	(54,409)
Decrease (increase) in accrued investment income	(4,293)	(4,494)	52
Decrease (increase) in other assets	2,438	(5,214)	(6,506)
Decrease in liabilities for future policy benefits	(1,523)	(1,646)	(2,339)
Increase in other policyholder liabilities	12,738	18,847	4,997
Increase (decrease) in Federal income tax liability	30,554	625	(2,044)
Increase (decrease) in other liabilities	(15,793)	21,830	12,448
Lawsuit settlement payable	(9,700)	9,700	-
Cumulative effect of change in accounting
principle, before taxes	(84,149)	-	-
Other	515	2,244	2,372

Net cash provided by operating activities	146,017	68,965	126,711

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	8,749	4,175	-
Securities available for sale	49,801	53,368	40,485
Other investments	5,427	15,558	1,756
Proceeds from maturities and redemptions of:
Securities held to maturity	322,956	488,306	278,537
Securities available for sale	97,507	167,613	55,544
Derivatives	19,186	12,558	15,086
Purchases of:
Securities held to maturity	(813,489)	(1,155,138)	(404,524)
Securities available for sale	(352,638)	(512,009)	(172,330)
Other investments	(30,128)	(20,667)	(26,663)
Principal payments on mortgage loans	41,780	40,938	28,708
Cost of mortgage loans acquired	(13,116)	(23,960)	(14,045)
Decrease in policy loans	1,309	2,957	4,305
Other	(673)	(952)	(760)

Net cash used in investing activities	(663,329)	(927,253)	(193,901)

	(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Years Ended December 31, 2004, 2003, and 2002
(In thousands)

	2004	2003	2002

Cash flows from financing activities:
Deposits to account balances for universal life
and annuity contracts	$936,425	1,228,456	464,147
Return of account balances on universal life
and annuity contracts	(439,667)	(388,963)	(322,224)
Issuance of common stock under stock option plan	2,514	1,473	686

Net cash provided by financing activities	499,272	840,966	142,609

Effect of foreign exchange	24	(12)	(78)

Net increase (decrease) in cash and
short-term investments	(18,016)	(17,334)	75,341
Cash and short-term investments at
beginning of year	68,210	85,544	10,203

Cash and short-term investments at end of year	$50,194	68,210	85,544

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$48	42	52
Income taxes	33,078	26,840	20,902

Noncash investing activities:
Foreclosed mortgage loans	$-	-	2,531
Mortgage loans originated to facilitate
the sale of real estate	1,360	-	-

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation. The accompanying consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly owned subsidiaries ("Company"), The Westcap Corporation, NWL Investments, Inc., NWL Services, Inc., and NWL Financial, Inc. All significant intercorporate transactions and accounts have been eliminated in consolidation.

(B) Basis of Presentation. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include (1) liabilities for future policy benefits, (2) valuation of derivative instruments, (3) recoverability of deferred policy acquisition costs, (4) valuation allowances for deferred tax assets, (5) other-than-temporary impairment losses on debt securities, and (6) valuation allowances for mortgage loans and real estate.

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

(C) Investments. Investments in debt securities the Company purchases with the intent to hold to maturity are classified as securities held to maturity. The Company has the ability to hold the securities, as it would be unlikely that forced sales of securities would be required prior to maturity to cover payments of liabilities. As a result, securities held to maturity are carried at amortized cost less declines in fair value that are deemed other-than-temporary.

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

Realized gains and losses for securities available for sale and securities held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold. A decline in the fair value below cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

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

(E) Derivatives. The Company purchases over-the-counter indexed options, which are derivative financial instruments, to hedge the equity return component of its equity-indexed annuity and life products. The indexed options act as hedges to match closely the returns on the S&P 500® Composite Stock Price Index which may be credited to policyholders. As a result, changes to policyholders' liabilities are substantially offset by changes in the value of the options. Cash is exchanged upon purchase of the indexed options and no principal or interest payments are made by either party during the option periods. Upon maturity or expiration of the options, cash is paid to the Company based on the S&P 500® performance and terms of the contract.

The derivatives are reported at fair value in the accompanying consolidated financial statements. The changes in the values of the indexed options and the changes in the policyholder liabilities are both reflected in the statement of earnings. Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in values, are reflected as net investment income in the statement of earnings.

Although there is credit risk in the event of nonperformance by counterparties to the indexed options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings. In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which may further reduce the Company's credit exposure. At December 31, 2004 and 2003, the fair values of indexed options owned by the Company totaled $42.2 million and $44.8 million, respectively.

(F) Insurance Revenues and Expenses. Premiums on traditional life insurance products are recognized as revenues as they become due from policyholders. Benefits and expenses are matched with premiums in arriving at profits by providing for policy benefits over the lives of the policies and by amortizing acquisition costs over the premium-paying periods of the policies. For universal life and annuity contracts, revenues consist of policy charges for the cost of insurance, policy administration, and surrender charges assessed during the period. Expenses for these policies include interest credited to policy account balances and benefit claims incurred in excess of policy account balances. The related deferred policy acquisition and sales inducement costs are amortized in relation to the present value of expected gross profits on the policies.

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

(I) Classification. Certain reclassifications have been made to the prior years to conform to the reporting categories used in 2004.

(J) Statutory Information. Domiciled in Colorado, the Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Colorado Division of Insurance. The Colorado Division of Insurance has adopted the provisions of the National Association of Insurance Commissioners' ("NAIC") Statutory Accounting Practices as the basis for its statutory practices.

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

A summary of direct premiums and deposits collected is provided below.
	Years Ended December 31,

	2004	2003	2002

	(In thousands)

Annuity deposits	$892,027	1,195,143	434,442
Universal life insurance deposits	119,554	101,376	87,984
Traditional life and other premiums	15,830	15,568	14,867

Totals	$1,027,411	1,312,087	537,293

2.  Under GAAP, commissions, sales inducements, and certain expenses related to policy issuance and underwriting, all of which generally vary with and are related to the production of new business, are deferred. For traditional products, these costs are amortized over the premium-paying period of the related policies in proportion to the ratio of the premium earned to the total premium revenue anticipated, using the same assumptions as to interest, mortality, and withdrawals as were used in calculating the liability for future policy benefits. For universal life and annuity contracts, these costs are amortized in relation to the present value of expected gross profits on these policies. The Company evaluates the recoverability of deferred policy acquisition and sales inducement costs on a quarterly basis. In this evaluation, the Company considers estimated future gross profits or future premiums, as applicable for the type of contract. The Company also considers expected mortality, interest earned and credited rates, persistency, and expenses. Statutory accounting practices require commissions and related costs to be expensed as incurred.

A summary of information relative to deferred policy acquisition costs is provided in the table below.
	Years Ended December 31,

	2004	2003	2002

	(In thousands)

Deferred policy acquisition costs, beginning of year	$558,455	442,266	401,380

Policy acquisition costs deferred:
Agents' commissions	139,095	184,415	85,398
Other	6,916	7,695	4,507

Total costs deferred	146,011	192,110	89,905

Amortization of deferred policy acquisition costs	(88,733)	(53,829)	(35,799)
Adjustments for unrealized gains and
losses on investment securities	1,541	(22,092)	(13,220)
Deferred costs written off due to change in
accounting principle	(35,056)	-	-

Deferred policy acquisition costs, end of year	$582,218	558,455	442,266

A summary of information relative to deferred sales inducement costs is provided in the table below.
	Years Ended December 31,

	2004	2003	2002

	(In thousands)

Deferred sales inducement costs, beginning of year	$40,940	-	-

Sales inducement costs deferred	28,189	43,867	-
Amortization of sales inducement	(5,256)	(1,261)	-
Adjustments for unrealized gains and
losses on investment securities	(1,633)	(1,666)	-

Deferred sales inducement costs, end of year	$62,240	40,940	-

3.  Under GAAP, the liability for future policy benefits on traditional products has been calculated by the net level method using assumptions as to future mortality (based on the 1965-1970 and 1975-1980 Select and Ultimate mortality tables), interest ranging from 4% to 8%, and withdrawals based on Company experience. For universal life and annuity contracts, the liability for future policy benefits represents the account balance. Equity-indexed products combine features associated with traditional fixed annuities and universal life contracts, with the option to have interest rates linked in part to an equity index like the S&P 500 Index®. In accordance with SFAS No. 133, the equity return component of such policy contracts must be identified separately and accounted for as embedded derivatives. The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity or universal life contracts. The host contracts are accounted for under provisions of SFAS No. 97 that requires debt instrument type accounting. The host contracts are recorded as discounted debt instruments that are accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates. The embedded derivatives are recorded at fair values. For statutory accounting purposes, liabilities for future policy benefits for life insurance policies are calculated by the net level premium method or the commissioners reserve valuation method. Future policy benefit liabilities for annuities are calculated based on the continuous commissioners annuity reserve valuation method and provisions of Actuarial Guidelines 33 and 35.

4. Deferred Federal income taxes are provided for temporary differences which are recognized in the consolidated financial statements in a different period than for Federal income tax purposes. Deferred taxes are also recognized in statutory accounting practices; however, there are limitations as to the amount of deferred tax assets that may be reported as admitted assets. The change in the deferred taxes is recorded in surplus, rather than as a component of income tax expense.

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

7.  The asset valuation reserve and interest maintenance reserve, which are investment valuation reserves prescribed by statutory accounting practices, have been eliminated, as they are not required under GAAP.

8.  The recorded value of the life interest in the Libbie Shearn Moody Trust ("Trust") is reported at its initial valuation, net of accumulated amortization, under GAAP. The initial valuation was based on the assumption that the Trust would provide certain income to the Company at an assumed interest rate and is being amortized over 53 years, the life expectancy of Mr. Robert L. Moody at the date he contributed the life interest to the Company. For statutory accounting purposes, the life interest has been valued at $26.4 million, which was computed as the present value of the estimated future income to be received from the Trust. However, this amount was amortized to a valuation of $12.8 million over a seven-year period ended December 31, 1999, in accordance with Colorado Division of Insurance permitted accounting requirements. Prescribed statutory accounting practices provide no accounting guidance for such asset. The statutory admitted value of this life interest at December 31, 2004, is $12.8 million in comparison to a carrying value of $2.6 million in the accompanying consolidated financial statements.

9.  Reconciliations of statutory capital and surplus, as included in the annual statements filed with the Colorado Division of Insurance, to total stockholders' equity as reported in the accompanying consolidated financial statements prepared under GAAP are as follows:
	Stockholders' Equity
	as of December 31,

	2004	2003	2002

	(In thousands)

Statutory equity	$526,084	478,003	452,529
Adjustments:
Difference in valuation of investment in
the Libbie Shearn Moody Trust	(10,220)	(9,914)	(9,611)
Deferral of policy acquisition costs and
sales inducements	644,458	599,395	442,266
Adjustment of future policy benefits	(434,304)	(477,225)	(315,107)
Difference in deferred Federal income taxes	(49,038)	(22,520)	(9,268)
Adjustment of securities available for sale to fair value	60,596	57,798	14,221
Reversal of asset valuation reserve	47,471	39,738	21,643
Reversal of interest maintenance reserve	10,003	9,122	7,974
Reinstatement of other nonadmitted assets	14,047	8,602	6,498
Valuation allowances on investments	(975)	(3,164)	(2,986)
Other, net	550	23	(953)

GAAP equity	$808,672	679,858	607,206

10.  Reconciliations of statutory net earnings, as included in the annual statements filed with the Colorado Division of Insurance, to the respective amounts as reported in the accompanying consolidated financial statements prepared under GAAP are as follows:
	Net Earnings for the
	Years Ended December 31,

	2004	2003	2002

	(In thousands)

Statutory net earnings	$54,216	23,246	14,749
Adjustments:
Subsidiary earnings before deferred
Federal income taxes and intercompany eliminations	8,264	6,671	5,513
Net deferral of policy acquisition and
sales inducement costs	45,239	181,114	54,409
Adjustment of future policy benefits	42,921	(161,440)	(40,593)
Benefit (provision) for deferred Federal income taxes	(29,583)	4,165	(1,529)
Valuation allowances and other-than-temporary
impairment writedowns on investments	1,022	(1,827)	10,271
Increase (decrease) in interest maintenance reserve	881	1,148	(1,249)
Stock option compensation expense	(979)	(600)	-
Asset-backed securities amortization adjustment	2,739	3,969	1,383
Deferred tax from capital loss carryforward
recognized for statutory accounting	(3,096)	-	-
Other, net	545	(664)	(888)

GAAP net earnings	$122,169	55,782	42,066

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

As of December 31, 2004, the Company has one stock-based employee compensation plan, as more fully described in Note 10. The Company historically applied APB 25 to stock option grants which resulted in no compensation expense being recognized. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 utilizing the modified prospective method of adoption provided under SFAS No. 148. Under this method, stock-based employee compensation cost recognized in 2004 and 2003 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted by the Company. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.
	Years Ended December 31,

	2004	2003	2002

	(In thousands except per share amounts)

Net earnings:
As reported	$122,169	55,782	42,066
Add: Stock-based compensation expense included
in reported net income, net of related tax effects	637	390	-
Less: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects	(637)	(390)	(527)

Pro forma	$122,169	55,782	41,539

Basic earnings per share:
As reported	$34.27	15.78	11.94
Pro forma	$34.27	15.78	11.79

Diluted earnings per share:
As reported	$33.91	15.64	11.84
Pro forma	$33.91	15.64	11.72

(L) Changes in Accounting Principles. SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure was issued December 2002 and is effective for fiscal years ending after December 15, 2002. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company did implement the accounting provisions of SFAS No. 148 in the first quarter of 2003 and did not report a material effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The statement is generally effective for contracts entered into or modified after June 30, 2003. This statement did not have a significant impact on the Company's consolidated financial statements during 2004.

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
Amounts

Accounting change related to two-tier annuities:	(In thousands)

Reduction in reserve for future policy benefits	$119,205
Write off of deferred acquisition costs	(35,056)

Total change, pre-tax	84,149

Federal income taxes	(29,452)

Cumulative effect of change in accounting for
two-tier annuities, net of tax	$54,697

At December 31, 2004, the Company held a reserve relating to two-tier annuities in the amount of $22.7 million as an additional liability relating to annuitization benefits. The expected annuitizations were determined based upon actual experience relating to this block of business, which is relatively seasoned and the policies are no longer issued by the Company. The issuance of this SOP did not impact the Company's accounting relating to sales inducements.

FASB Interpretation No. 46 ("FIN" 46) Consolidation of Variable Interest Entities was issued January 2003; in December 2003, the FASB issued Revised Interpretation No. 46, ("FIN 46R"). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation. FIN 46R clarifies how to identify a variable interest entity ("VIE") and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests, and results of activities of a VIE in its consolidated financial statements. A company that absorbs a majority of a VIE's expected losses, receives a majority of a VIE's expected residual returns, or both, is the primary beneficiary and is required to consolidate the VIE into its financial statements. FIN 46R also requires disclosure of certain information where the reporting company is the primary beneficiary or holds a significant variable interest in a VIE (but is not the primary beneficiary). FIN 46R was effective for public companies that have interests in VIE's or potential VIE's that are special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required for periods ending after March 15, 2004. The adoption of FIN 46R in the first quarter of 2004 did not have a significant impact on the Company's consolidated financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This Issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities and requires expanded disclosures related to securities with unrealized losses. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company's current policy has generally been to record income only as cash is received following an impairment of a debt security. The application of this Issue was required for reporting periods beginning after June 15, 2004. In September 2004, the FASB approved FASB Staff Position EITF 03-1-1, which defers the effective date for the recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved. The Company is not able to assess the impact of the adoption of EITF 03-1 until final guidance is issued. The Company adopted the disclosure provisions and has included the required disclosures for 2003 and 2004.

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

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment which is a revision of Statement No. 123. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We currently use the Black-Scholes-Merton option pricing model to estimate the value of employee stock options and expect to continue to use this acceptable option pricing model upon adoption of Statement No. 123(R). Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as currently required. The adoption of Statement No. 123(R) is not expected to have a material impact on the consolidated financial statements of the Company.

(2) DEPOSITS WITH REGULATORY AUTHORITIES

The following assets were on deposit with state and other regulatory authorities as required by law at the end of each year.
	December 31,

	2004	2003

	(In thousands)

Debt securities	$16,243	19,730
Short term investments	400	400

Totals	$16,643	20,130

(3) INVESTMENTS

(A) Investment Income

The major components of net investment income are as follows:
	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Gross investment income:
Debt securities	$276,624	239,243	218,443
Mortgage loans	12,510	15,115	15,382
Policy loans	6,483	6,932	7,343
Derivative gains (losses)	11,988	25,799	(13,012)
Other investment income	10,351	13,794	10,342

Total investment income	317,956	300,883	238,498
Investment expenses	2,113	1,909	1,784

Net investment income	$315,843	298,974	236,714

The Company had real estate investments that were non-income producing for the preceding twelve months totaling $2.1 million and $3.4 million at December 31, 2004 and 2003, respectively. The Company had mortgage loans totaling $0.6 million and $6.9 million that were on nonaccrual status as of December 31, 2004 and 2002, respectively and none as of December 31, 2003. Reductions in interest income associated with nonperforming mortgage loans totaled $54,000 and $0.3 million in 2004 and 2002, respectively.

The Company had investments in debt securities with carrying values totaling $4.1 million and $3.9 million that have not produced income for the preceding 12 months as of December 31, 2004 and 2003, respectively. Reductions in interest income associated with nonperforming investments in debt securities totaled $1.1 million, $2.4 million, and $3.8 million in 2004, 2003, and 2002, respectively.

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

	December 31, 2004		December 31, 2003

	Amount	%	Amount	%

	(In thousands)		(In thousands)
Geographic Region:
West South Central	$74,765	59.9	$83,363	54.8
Mountain	19,020	15.3	33,772	22.2
Pacific	11,954	9.6	16,432	10.8
South Atlantic	5,284	4.2	6,125	4.0
East South Central	3,686	3.0	4,921	3.3
All other	10,003	8.0	7,422	4.9

Totals	$124,712	100.0	$152,035	100.0

	December 31, 2004		December 31, 2003

	Amount	%	Amount	%

	(In thousands)		(In thousands)
Property Type:
Retail	$87,941	70.5	$115,984	76.3
Office	24,740	19.8	27,165	17.9
Land/Lots	7,017	5.6	7,100	4.7
Hotel/Motel	4,974	4.0	827	0.5
Apartments	-	-	756	0.5
All other	40	0.1	203	0.1

Totals	$124,712	100.0	$152,035	100.0

As of December 31, 2004 and 2003, mortgage loans with carrying values totaling $0.6 million and $11.8 million, respectively, were considered impaired. For the years ended December 31, 2004, 2003, and 2002, average investments in impaired mortgage loans were $4.7 million, $4.1 million, and $5.0 million, respectively. Interest income recognized on impaired loans for the years ended December 31, 2004, 2003, and 2002, was $0.9 million, $0.7 million, and $0.3 million, respectively. Impaired loans are typically placed on nonaccrual status, and no interest income is recognized. However, if cash is received on the impaired loan, it is applied to principal and interest on past due payments, beginning with the most delinquent payment.

Detailed below are changes in the allowance for mortgage loan losses for 2004 and 2003.
	Years Ended December 31,

	2004	2003

	(In thousands)

Balance at beginning of year	$660	660
Net changes recorded as realized
investment gains	(292)	-

Balance at end of year	$368	660

At December 31, 2004 and 2003, the Company owned investment real estate totaling $17.2 million and $20.2 million, respectively, which is reflected in other long-term investments in the accompanying consolidated financial statements. The Company records real estate at the lower of cost or fair value less estimated costs to sell. Real estate values are monitored and evaluated at least annually by the use of independent appraisals or internal evaluations. Changes in market values affecting carrying values are recorded as a valuation allowance which is reflected in realized gains or losses on investments. For the year ended December 31, 2004, the Company recorded a net gain on real estate due to increases in market values totaling $0.8 million. Impairment losses on real estate due to decreases in market values totaled $0.1 million and $0.2 million for 2003 and 2002, respectively. Additional gains totaling $0.6 million were recorded for the year ended December 31, 2004, as a result of releasing allowances related to properties sold during 2004.

(C) Investment Gains and Losses

The table below presents realized gains and losses and changes in unrealized gains and losses on investments for 2004, 2003, and 2002. Changes in unrealized gains and losses on investment securities available for sale are net of the effects of deferred policy acquisition costs and taxes.
		Changes in
	Realized	Unrealized
	Investment	Investment
	Gains	Gains (Losses)
	(Losses)	From Prior Year

	(In thousands)
Year Ended December 31, 2004:
Securities held to maturity	$2,490	(10,353)
Securities available for sale	(846)	2,565
Other	1,862	-

Totals	$3,506	(7,788)

Year Ended December 31, 2003:
Securities held to maturity	$835	(38,014)
Securities available for sale	(3,380)	14,143
Other	898	-

Totals	$(1,647)	(23,871)

Year Ended December 31, 2002:
Securities held to maturity	$309	71,905
Securities available for sale	(16,855)	5,915
Other	402	-

Totals	$(16,144)	77,820

(D) Debt and Equity Securities

The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 2004.
	Securities Held to Maturity

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Debt securities:
U.S. Treasury and other U.S.
government corporations
and agencies	$219,845	941	2,356	218,430

States and political subdivisions	10,000	126	-	10,126

Foreign governments	20,314	1,318	-	21,632

Public utilities	457,286	27,943	683	484,546

Corporate	1,134,186	52,560	5,772	1,180,974

Mortgage-backed	1,271,570	21,492	4,607	1,288,455

Asset-backed	160,933	4,620	2,604	162,949

Totals	$3,274,134	109,000	16,022	3,367,112

	Securities Available for Sale

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Debt securities:
States and political subdivisions	$31,220	1,657	542	32,335

Foreign governments	10,622	592	-	11,214

Public utilities	164,548	6,235	363	170,420

Corporate	1,027,128	54,040	7,351	1,073,817

Mortgage-backed	274,126	6,276	3,035	277,367

Asset-backed	47,313	2,733	3	50,043

Equity securities	12,487	7,738	174	20,051

Totals	$1,567,444	79,271	11,468	1,635,247

The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 2003.
	Securities Held to Maturity

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

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

Due to the Company's investment policy of investing in high quality securities with the intention of holding these securities until the stated maturity, the portfolio does have exposure to interest rate risk. Interest rate risk is the risk that funds are invested today at a market interest rate and in the future interest rates rise causing the current market price on that investment to be lower. This risk is not a significant factor relative to the Company's buy and hold portfolio, since the original intention was to receive the stated interest rate and principal at maturity to match liability requirements of policyholders. Also, the Company takes steps to manage these risks. For example, the Company purchases the type of mortgage backed securities that have more predictable cash flow patterns.

In addition the Company is exposed to credit risk which is continually monitored relating to security holdings. Credit risk is the risk that an issuer of a security will not be able to fulfill their obligations relative to a security payment schedule. The Company has reviewed relative information for all issuers in an unrealized loss position at December 31, 2004 including market pricing history, credit ratings, analyst reports as well as data provided by issuers themselves to conclude on each specific issuer and make the determination relating to other-than-temporary impairment. For the securities that have not been impaired at December 31, 2004, the Company has the ability and intent to hold these securities until recovery in fair value and expects to receive all amounts due relative to principal and interest.

The following table shows the gross unrealized losses and fair values of the Company's investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2004.
	Less than 12 Months		12 Months or Greater		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Debt securities:
U.S. government
agencies	$5,349	88	128,161	2,268	133,510	2,356

State and political
subdivisions	-	-	1,958	542	1,958	542

Public utilities	37,165	282	38,485	764	75,650	1,046

Corporate	193,183	3,862	240,849	9,261	434,032	13,123

Mortgage-backed	177,606	2,098	262,925	5,544	440,531	7,642

Asset-backed	9,856	123	23,467	2,484	33,323	2,607

Debt securities	423,159	6,453	695,845	20,863	1,119,004	27,316

Equity securities	3,047	106	499	68	3,546	174

Total temporarily
impaired securities	$426,206	6,559	696,344	20,931	1,122,550	27,490

Debt securities. The gross unrealized losses for debt securities are made up of 139 individual issues, or 20% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages above 97.5%. Of the 139 securities, eighty-two, or approximately 60%, fall in the 12 months or greater aging category; however, of these securities, seventy-two were rated investment grade at December 31, 2004. Additional information on debt securities by investment category is summarized below.

U.S. treasury and U.S. government corporations and agencies. The unrealized losses on these investments were caused by interest rate volatility. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than amortized cost, and the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. All of these securities are rated AAA. The Company does not consider these investments to be other than temporarily impaired at December 31, 2004.

State and political subdivisions. The unrealized losses on these investments are the result of holdings in two securities. Over the past year, the prices of these securities have increased an average of 7.8%. In addition to this fact and the Company's intent to hold, no other-than-temporary loss was recognized as of December 31, 2004.

Public utilities. The market value as a percent of the amortized cost is above 95% for each individual security. All the securities are rated BBB or above except one, which, though rated below investment grade, is priced at $99.00. At this time, the Company does not consider any of these unrealized losses as other-than-temporary.

Corporate bonds. A total of sixty-six securities fall into this category with only six rated below investment grade. Of the sixty that are investment grade, all have a market value as a percent of amortized cost of at least 93%. Of those rated below investment grade, two securities have been written down due to other-than-temporary impairment. Two of the remaining securities are priced above $95.00 and the final two securities remaining have been reviewed based on the monitoring procedures described previously including review of credit ratings, analyst reports, and issuer information and are not considered other-than-temporarily impaired at December 31, 2004.

Mortgage-backed securities. These securities are all rated AAA and priced at $94.50 or above. The Company purchased these investments at a discount relative to their face amount and it is expected that the securities will not be settled at a price less than the stated par. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2004.

Asset-backed securities. Of these securities, three are priced above $98.50 and not considered other than temporarily impaired. The other five securities are all monitored under EITF 99-20 and based on the cash flow analysis, no impairment exists as of December 31, 2004.

Equity securities. The gross unrealized losses for equity securities are made up of ten individual issues. These holdings are reviewed for impairment quarterly. As of December 31, 2004, no impairment is deemed necessary.

The following table shows the gross unrealized losses and fair values of the Company's investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2003.
	Less than 12 Months		12 Months or Greater		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt Securities:	(In thousands)
U.S. government
agencies	$171,737	3,845	10,399	483	182,136	4,328

State and political
subdivisions	-	-	1,815	685	1,815	685

Public utilities	48,464	1,448	13,703	349	62,167	1,797

Corporate	258,858	8,029	53,105	5,235	311,963	13,264

Mortgage-backed	566,999	13,506	-	-	566,999	13,506

Asset-backed	38,223	1,299	15,797	2,407	54,020	3,706

Debt securities	1,084,281	28,127	94,819	9,159	1,179,100	37,286

Equity securities	552	16	534	16	1,086	32

Total temporarily
impaired securities	$1,084,833	28,143	95,353	9,175	1,180,186	37,318

Of the debt securities that had temporary declines in fair value 82%, or $30.6 million, are investment grade securities. The securities reporting temporary declines in fair value for greater than 12 months had typically experienced a change in credit risk but were not deemed other-than-temporarily impaired at December 31, 2003 based on further review. Credit risk is the risk that an issuer of a security will not be able to fulfill their obligation relative to a security payment schedule. The amounts reported relative to corporate bonds in the 12 month or greater category are comprised of airline and energy issues, which suffered credit rating downgrades in 2002. These securities had shown marked improvement from 2002 to 2003 in market values and consumer confidence. The asset-backed category of securities 12 months or greater was comprised of one collaterialized bond obligation and securities backed by manufactured housing loans. The manufactured housing industry had experienced collateral performance issues during 2002 and 2003. A total of $1.7 million of the unrealized losses in this category related to investment grade securities, or 71% of the $2.4 million total.

The amortized cost and fair value of investments in debt securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Debt Securities		Debt Securities
	Available for Sale		Held to Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)

Due in 1 year or less	$94,121	96,896	164,970	167,876

Due after 1 year through 5 years	317,374	337,788	477,333	514,200

Due after 5 years through 10 years	643,436	670,399	641,136	673,779

Due after 10 years	178,587	182,703	558,192	559,853

	1,233,518	1,287,786	1,841,631	1,915,708

Mortgage and asset-backed securities	321,439	327,410	1,432,503	1,451,404

Total	$1,554,957	1,615,196	3,274,134	3,367,112

The Company uses the specific identification method in computing realized gains and losses. Proceeds from sales of securities available for sale during 2004, 2003, and 2002 totaled $49.8 million, $53.4 million, and $40.5 million, respectively. Gross gains and losses realized on those sales are detailed below.
	Years Ended December 31,

	2004	2003	2002

	(In thousands)

Gross realized gains	$2,600	3,209	1,985
Gross realized losses	(451)	(2,494)	(1,951)

Net realized gains	$2,149	715	34

Due to a significant decline in credit quality, the Company transferred debt securities totaling $35.9 million in 2004 and $12.8 million in 2003 from held to maturity to the available for sale portfolio. Net unrealized gains of $0.2 million and $0.1 million in 2004 and 2003, respectively, related to these transferred securities are included as a separate component of accumulated other comprehensive income. Due to significant credit deterioration, bonds from the held to maturity portfolio were sold during 2004 and 2003. The amortized cost of these bonds sold totaled $8.1 million and $4.0 million, which resulted in realized gains of $0.6 million and $0.2 million for 2004 and 2003, respectively. The Company did not sell any held to maturity securities in 2002.

The Company held in its investment portfolio below investment grade debt securities totaling $137.9 million and $165.3 million at December 31, 2004 and 2003, respectively. These amounts represent 2.6% and 3.6% of total invested assets for December 31, 2004 and 2003, respectively. Below investment grade holdings are the result of downgrades subsequent to purchase, as the Company only invests in high quality securities with ratings quoted as investment grade. Below investment grade securities generally have greater default risk than higher rated corporate debt. The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers. For the years ended December 31, 2004, 2003, and 2002, the Company recorded realized losses totaling $3.6 million, $7.2 million, and $17.4 million, respectively, for other-than-temporary impairment writedowns on investments in debt securities.

Except for U.S. government agency mortgage-backed securities, the Company had no other investments in any entity in excess of 10% of stockholders' equity at December 31, 2004 or 2003.

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
	Net Unrealized Gains (Losses)
	as of December 31,

	2004	2003	2002

	(In thousands)

Beginning unamortized losses from transfers	$(367)	(540)	(625)

Amortization of net unrealized losses related
to transferred securities, net of effects of
deferred costs and taxes	245	173	85

Ending unamortized losses from transfers	$(122)	(367)	(540)

(F) Net Unrealized Gains on Available for Sale Securities

Net unrealized gains and losses on investment securities included in stockholders' equity at December 31, 2004 and 2003, are as follows:
	December 31,

	2004	2003

	(In thousands)

Gross unrealized gains	$79,271	77,379
Gross unrealized losses	(11,468)	(12,694)
Adjustments for:
Deferred costs	(29,105)	(29,555)
Deferred Federal income tax expense	(13,544)	(12,296)

	25,154	22,834
Net unrealized losses related to securities
transferred to held to maturity	(122)	(367)

Net unrealized gains on investment securities	$25,032	22,467

(4) REINSURANCE

Effective January 1, 2004, the Company began reinsuring any risk on any one life in excess of $250,000, subject to a minimum session of $50,000. The Company's general policy prior to December 31, 2003 was to reinsure that portion of any risk in excess of $200,000 on the life of any one individual. The Company is party to several reinsurance agreements. Total life insurance in force was $13.8 billion and $12.9 billion at December 31, 2004 and 2003, respectively. Of these amounts, life insurance in force totaling $3.0 billion and $2.6 billion was ceded to reinsurance companies, primarily on a yearly renewable term basis, at December 31, 2004 and 2003, respectively. In accordance with the reinsurance contracts, reinsurance receivables including amounts related to claims incurred but not reported and liabilities for future policy benefits totaled $7.2 million and $11.2 million at December 31, 2004 and 2003, respectively. Premiums and contract revenues were reduced by $12.2 million, $13.0 million, and $10.4 million for reinsurance premiums incurred during 2004, 2003, and 2002, respectively. Benefit expenses were reduced by $6.4 million, $8.6 million, and $7.1 million, for reinsurance recoveries during 2004, 2003, and 2002, respectively. A contingent liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to meet their obligations under the existing agreements. The Company does not assume reinsurance.

(5) FEDERAL INCOME TAXES

Total Federal income taxes for 2004, 2003, and 2002 were allocated as follows:
	Years Ended December 31,

	2004	2003	2002

	(In thousands)

Taxes (benefits) on earnings from continuing operations:
Current	$34,441	31,492	19,277
Deferred	131	(4,165)	1,529

Taxes on earnings before cumulative effect of
change in accounting principle	34,572	27,327	20,806
Taxes on cumulative effect of change in accounting
principle	29,452	-	-

Taxes on earnings	64,024	27,327	20,806

Taxes (benefits) on components of stockholders' equity:
Net unrealized gains and losses on
securities available for sale	1,381	7,615	3,185
Foreign currency translation adjustments	(69)	26	114
Minimum pension liability adjustment	(254)	120	(657)
Tax benefit from exercise of stock options	(1,186)	(382)	(162)

Total Federal income taxes	$63,896	34,706	23,286

The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate to earnings before Federal income taxes. The reasons for the differences and the corresponding tax effects are as follows:
	Years Ended December 31,

	2004	2003	2002

	(In thousands)

Income tax expense at statutory rate	$35,715	29,088	22,005
Tax-exempt income	(1,594)	(1,539)	(1,479)
Amortization of life interest in the
Libbie Shearn Moody Trust	107	106	105
Non-deductible travel and entertainment	146	78	89
Other	198	(406)	86

Taxes on earnings from continuing operations	$34,572	27,327	20,806

There were no deferred taxes attributable to enacted tax rate changes for the years ended December 31, 2004, 2003, and 2002.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below.
	December 31,

	2004	2003

	(In thousands)
Deferred tax assets:
Future policy benefits, excess of financial
accounting liabilities over tax liabilities	$179,914	191,079
Debt securities writedowns for financial
accounting purposes	8,831	13,985
Capital loss carryforward	3,512	-
Minimum pension liability adjustment	1,498	1,244
Real estate, principally due to writedowns
for financial accounting purposes	1,209	1,466
Accrued operating expenses recorded for financial
accounting purposes not currently tax deductible	458	1,215
Mortgage loans, principally due to valuation
allowances for financial accounting purposes	307	186
Accrued and unearned investment income
recognized for tax purposes and deferred for
financial accounting purposes	298	430
Lawsuit settlement payable	-	3,395
Other	468	937

Total gross deferred tax assets	196,495	213,937

Deferred tax liabilities:
Deferred policy acquisition and sales inducement
costs, principally expensed for tax purposes	(215,009)	(202,104)
Net unrealized gains on securities available for sale	(13,479)	(12,098)
Debt securities, principally due to deferred
market discount for tax	(4,138)	(4,943)
Foreign currency translation adjustments	(1,706)	(1,775)
Real estate, principally due to differences in tax and
financial accounting for depreciation	(529)	(641)
Other	(388)	(785)

Total gross deferred tax liabilities	(235,249)	(222,346)

Net deferred tax liabilities	$(38,754)	(8,409)

There was no valuation allowance for deferred tax assets at December 31, 2004 and 2003. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Prior to the Tax Reform Act of 1984 ("1984 Act"), a portion of a life insurance company's income was not subject to tax until it was distributed to stockholders, at which time it was taxed at the regular corporate tax rate. In accordance with the 1984 Act, this income, referred to as policyholders' surplus, would not increase, yet any amounts distributed would be taxable at the regular corporate rate. The balance of this account as of December 31, 2004 is approximately $2.4 million. No provision for income taxes has been made on this untaxed income, as management is of the opinion that no distribution to stockholders will be made from policyholders' surplus in the foreseeable future. Should the balance in the policyholders' surplus account at December 31, 2004 become taxable, the Federal income taxes computed at present rates would be approximately $0.9 million. However, a provision of the Jobs Creation Act of 2004 would allow tax free distribution from the policyholders' surplus account during 2005 and 2006. The Company does not anticipate making distributions from the policyholders' surplus account to take advantage of this provision.

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

(6) TRANSACTIONS WITH CONTROLLING STOCKHOLDER AND AFFILIATES

(A) Life Interest in Libbie Shearn Moody Trust

The Company's wholly owned subsidiary, NWL Services, Inc., is the beneficial owner of a life interest (1/8 share) in the net income of the trust estate of Libbie Shearn Moody ("Trust") which was previously owned by Robert L. Moody, Chairman of the Board of Directors of the Company. The Company has issued term insurance policies on the life of Mr. Moody which are reinsured through agreements with unaffiliated insurance companies. The Company is the beneficiary of these policies for an amount equal to the statutory admitted value of the Trust, which was $12.8 million at December 31, 2004. The excess of the $27.0 million face amount of the reinsured policies over the statutory admitted value of the Trust has been assigned to Mr. Moody. The recorded net asset values in the accompanying consolidated financial statements for the life interest in the Trust are as follows:
	December 31,

	2004	2003

	(In thousands)

Original valuation of life interest at February 26, 1960	$13,793	13,793
Less accumulated amortization	(11,238)	(10,932)

Carrying basis at year end	$2,555	2,861

Income from the Trust and related expenses reflected in the accompanying consolidated statements of earnings are summarized as follows:
	Years Ended December 31,

	2004	2003	2002

	(In thousands)

Income distributions	$3,738	3,735	3,741
Deduct:
Amortization	(306)	(303)	(300)
Reinsurance premiums	(701)	(606)	(522)

Net income from life interest in the Trust	$2,731	2,826	2,919

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

(7) PENSION AND OTHER POSTRETIREMENT PLANS

(A) Defined Benefit Pension Plans

The Company sponsors a qualified defined benefit pension plan covering substantially all employees. The plan provides benefits based on the participants' years of service and compensation. The Company makes annual contributions to the plan that comply with the minimum funding provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). Fair values of plan assets and liabilities are measured as of December 31 for the respective year. A detail of plan disclosures is provided below.

Obligations and Funded Status
	December 31,

	2004	2003

	(In thousands)
Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$14,808	13,140
Service cost	591	486
Interest cost	925	875
Plan amendments	(26)	79
Actuarial loss	941	1,038
Benefits paid	(841)	(810)

Projected benefit obligations at end of year	$16,398	14,808

Changes in plan assets:
Fair value of plan assets at beginning of year	$11,266	8,760
Actual return on plan assets	594	1,516
Contributions	760	1,800
Benefits paid	(841)	(810)

Fair value of plan assets at end of year	$11,779	11,266

	December 31,

	2004	2003

	(In thousands)
Funded Status:
As of the end of year	$(4,619)	(3,542)
Unrecognized net actuarial loss	5,615	4,717
Unrecognized prior service cost	43	73

Net amount recognized	$1,039	1,248

Amounts recognized in the company's consolidated
financial statements:
Prepaid benefit cost	$1,039	1,248
Additional minimum liability	(4,324)	(3,609)
Intangible asset	43	73
Accumulated other comprehensive income	4,281	3,536

Net amount recognized	$1,039	1,248

The accumulated benefit obligation was $15.1 million and $13.6 million at December 31, 2004 and 2003, respectively.

Components of Net Periodic Benefit Cost
	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Components of net periodic benefit costs:
Service cost	$591	486	417
Interest cost	925	875	831
Expected return on plan assets	(834)	(689)	(717)
Amortization of prior service cost	4	(19)	(30)
Amortization of net loss	283	274	150

Net periodic benefit cost	$969	927	651

Assumptions
	December 31,

	2004	2003

Weighted-average assumptions used to determine
benefit obligations:
Discount rate	6.00%	6.25%
Rate of compensation increase	4.50%	4.50%

	December 31,

	2004	2003	2002

Weighted-average assumptions used to determine
net periodic benefit cost:
Discount rate	6.25%	6.75%	7.00%
Expected long-term return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	4.50%	4.50%	4.50%

The expected long-term return on plan assets assumption utilizes a historical approach. As of December 31, 2004, the plan's average 10-year and inception-to-date returns were 8.50% and 8.10%, respectively.

Plan Assets

The plan's weighted-average asset allocations by asset category are as follows:
	December 31,

	2004	2003	2002

Asset Category
Equity securities	58%	57%	52%
Debt securities	34%	36%	36%
Cash and cash equivalents	8%	7%	12%

Total	100%	100%	100%

The Company has established and maintains an investment policy statement for the assets held in the plan's trust. The investment strategies are of a long-term nature and are designed to meet the following objectives:

         - ensure that funds are available to pay benefits as they become due
         - set forth an investment structure detailing permitted assets and expected allocation ranges among classes
         - insure that plan assets are managed in accordance with ERISA

The investment policy statement sets forth the following acceptable ranges for each asset's class.
Asset Category	Acceptable Range
Equity securities	55-65%
Debt securities	30-40%
Cash	0-15%

Deviations from these ranges are permitted if such deviations are consistent with the duty of prudence under ERISA. Investments in natural resources, venture capital, precious metals, futures and options, real estate, and other vehicles which do not have readily available objective valuations are not permitted. Short sales, use of margin or leverage, and investment in commodities and art objects are also prohibited.

The investment policy statement is reviewed annually to insure that the objectives are met considering any changes in benefit plan design, market conditions, or other material considerations.

Contributions

The Company expects to contribute $1.6 million to the plan in 2005.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):
2005	$853
2006	882
2007	884
2008	964
2009	1,032
2010-2014	6,167

The Company also sponsors a nonqualified defined benefit pension plan primarily for senior officers. The plan provides benefits based on the participants' years of service and compensation. The pension obligations and administrative responsibilities of the plan are maintained by a pension administration firm, which is a subsidiary of American National Insurance Company ("ANICO"). ANICO has guaranteed the payment of pension obligations under the plan. However, the Company has a contingent liability with respect to the pension plan should these entities be unable to meet their obligations under the existing agreements. Also, the Company has a contingent liability with respect to the plan in the event that a plan participant continues employment with the Company beyond age seventy, the aggregate average annual participant salary increases exceed 10% per year, or any additional employees become eligible to participate in the plan. If any of these conditions are met, the Company would be responsible for any additional pension obligations resulting from these items.

In 2002, amendments were made to the plan to allow an additional employee to participate and to change the benefit formula for the Chairman of the Company. As previously mentioned, any additional obligations are a liability to the Company. A detail of plan disclosures related to these amendments is provided below:

Obligations and Funded Status
	December 31,

	2004	2003

	(In thousands)
Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$2,626	2,269
Service cost	422	393
Interest cost	178	137
Actuarial loss	535	15
Benefits paid	(236)	(188)

Projected benefit obligations at end of year	$3,525	2,626

Change in plan assets:
Fair value of plan assets at beginning of year	$-	-
Contributions	236	188
Benefits paid	(236)	(188)

Fair value of plan assets at end of year	$-	-

Funded status:
As of the end of year	$(3,525)	(2,626)
Unrecognized prior service cost	1,688	1,979
Unrecognized net actuarial loss	545	15

Net amount recognized	$(1,292)	(632)

Amounts recognized in the Company's consolidated
financial statements:
Accrued benefit cost	$(1,292)	(632)
Additional minimum liability	(1,377)	(1,290)
Intangible asset	1,377	1,290

Net amount recognized	$(1,292)	(632)

The accumulated benefit obligation was $2.6 million and $1.9 million at December 31, 2004 and 2003, respectively.

Components of Net Periodic Benefit Cost
	Years Ended December 31,

	2004	2003

	(In thousands)
Components of net periodic benefit cost:
Service cost	$422	393
Interest cost	178	137
Amortization of prior service cost	291	290
Amortization of net loss	5	-

Net periodic benefit cost	$896	820

Assumptions

	December 31,

	2004	2003

Weighted-average assumptions used to determine
benefit obligations:
Discount rate	6.00%	6.25%
Rate of compensation increase	4.00%	4.00%

Weighted-average assumptions used to determine
net periodic benefit costs:
Discount rate	6.25%	6.75%
Expected long-term return on plan assets	n/a	n/a
Rate of compensation increase	4.00%	4.00%

The plan is unfunded and therefore no assumption has been made related to the expected long-term return on plan assets.

Plan Assets

The plan is unfunded and therefore had no assets at December 31, 2004 or 2003.

Contributions

The Company expects to contribute $266,000 to the plan in 2005.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):
2005	$266
2006	299
2007	330
2008	358
2009	377
2010-2014	1,773

(B) Defined Contribution Pension Plans

In addition to the defined benefit pension plans, the Company sponsors a qualified 401(k) plan for substantially all employees and a nonqualified deferred compensation plan primarily for senior officers. The Company makes annual contributions to the 401(k) plan of two percent of each employee's compensation. Additional Company matching contributions of up to two percent of each employee's compensation are also made each year based on the employee's personal level of salary deferrals to the plan. All Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2004, 2003, and 2002, Company contributions totaled $398,000, $394,000, and $348,000, respectively.

The nonqualified deferred compensation plan was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional Company contributions. Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2004, 2003, and 2002, Company contributions totaled $78,000, $96,000, and $110,000, respectively.

(C)  Defined Benefit Postretirement Plans

The Company sponsors two health care plans that were amended in 2004 to provide postretirement benefits to certain fully-vested individuals. The plans are unfunded. The Company uses a December 31 measurement date for the plans. A detail of plan disclosures related to these plans is provided below:

Obligations and Funded Status
December 31, 2004

(In thousands)
Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$1,598
Interest cost	95
Actuarial gain	(15)
Benefits paid	(7)

Projected benefit obligations at end of year	$1,671

Changes in plan assets:
Fair value of plan assets at beginning of year	$-
Contributions	7
Benefits paid	(7)

Fair value of plan assets at end of year	$-

Funded status:
As of the end of year	$(1,671)
Unrecognized prior service cost	1,495
Unrecognized net actuarial gain	(15)

Net amount recognized	$(191)

Components of Net Periodic Benefit Cost

Year Ended
December 31, 2004

(In thousands)
Components of net periodic benefit cost:
Interest cost	$95
Amortization of transition obligation	103

Net periodic benefit cost	$198

Assumptions

A weighted-average discount rate assumption of 6% was used to determine benefit obligations and net periodic benefit cost as of and for the year ended December 31, 2004. No assumption was made related to the expected long-term return on plan assets as the plan is unfunded.

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005 and future years.

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A 1% point change in assumed health care cost trend rates would have the following effects:
	1% Point	1% Point
	Increase	Decrease

	(In thousands)

Effect on total of service and interest cost components	$27	(20)

Effect on postretirement benefit obligation	$477	(353)

Plan Assets

The plans are unfunded and therefore had no assets at December 31, 2004.

Contributions

The Company expects to contribute $23,000 to the plans in 2005 and future years.

(8) SHORT-TERM BORROWINGS

The Company has available a $40 million bank line of credit primarily for cash management purposes relating to investment transactions. The Company is required to maintain a collateral security deposit in trust with the sponsoring bank equal to 120% of any outstanding liability. The Company had no outstanding liabilities or collateral security deposits with the bank at December 31, 2004 or 2003.

(9) COMMITMENTS AND CONTINGENCIES

(A) Legal Proceedings

The Company reached a settlement agreement with a class of plaintiffs who had challenged bonus interest rates on certain Company annuity products. The Company vigorously defended the case and denied liability for the claims asserted by the plaintiff in reaching the settlement. The fairness of the settlement agreement was granted final approval by the Court on February 18, 2004. There were no objectors and the order approving the settlement is final and non-appealable. The settlement resulted in a $9.7 million pre-tax charge against 2003 earnings from operations, which represented the maximum settlement fund liability. During 2004, final payments were made to policyholders that opted to participate in this settlement resulting in cash payments totaling $3.2 million pre-tax and an increase of $2.3 million to existing contractholder account balances. Thus, final settlement totaled approximately $5.5 million pre-tax compared to the $9.7 million initially recorded.

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

In the course of an audit of a charitable tax-exempt foundation, the Internal Revenue Service ("IRS") raised an issue under the special provisions of the Internal Revenue Code ("IRC") governing tax-exempt private foundations as to certain interest-bearing loans from the Company to another corporation in which the tax-exempt foundation owns stock. The issue is whether such transactions constitute indirect self-dealing by the foundation, the result of which would be excise taxes on the Company by virtue of its participation in such transactions. By letter to the Company dated August 21, 2003, the IRS proposed an initial excise tax liability in the total amount approximating one million dollars as a result of such transactions. The Company disagrees with the IRS analysis. The Company is contesting the matter and expects to prevail on the merits. On October 14, 2003, in response to the IRS letter, the Company requested that this issue instead be referred to the IRS National Office for technical advice. The IRS audit team, by letter dated November 13, 2003, did refer this issue to the IRS National Office for technical advice. The IRS National Office has not yet issued such advice. Upon issuance by the IRS National Office, such technical advise will be in the form of a memorandum analyzing the issue which will be binding on the IRS audit team.

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts, assuming that the amounts are fully advanced and that collateral or other security is of no value. Commitments to extend credit are legally binding agreements to lend to a customer that generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments do not necessarily represent future liquidity requirements, as some could expire without being drawn upon. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company controls the credit risk of these transactions through credit approvals, limits, and monitoring procedures. The Company had commitments to extend credit relating to mortgage loans totaling $0.7 million at December 31, 2004. The Company evaluates each customer's creditworthiness on a case-by-case basis.

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

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations. The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities. As of December 31, 2004 and 2003, liabilities for guaranty association assessments totaled $2.2 million and $2.5 million, respectively. Other operating expenses related to state guaranty association assessments were minimal for the years ended December 31, 2004, 2003, and 2002.

(D) Leases

The Company leases its executive office building and various computer and other office related equipment under operating leases. Rental expenses for these leases for the years ended December 31, 2004, 2003, and 2002 were $1.0 million, $1.2 million, and $1.2 million, respectively. Total future annual lease obligations as of December 31, 2004, are as follows (in thousands):
2005	$817
2006	817
2007	808
2008	650
2009	650
2010 and thereafter, in aggregate	217

Total	$3,959

(10) STOCKHOLDERS' EQUITY

(A) Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below.
	Years Ended December 31,

	2004	2003	2002

	(In thousands)

Common stock shares outstanding:
Shares outstanding at beginning of year	3,547	3,525	3,515
Shares exercised under stock option plan	37	22	10

Shares outstanding at end of year	3,584	3,547	3,525

(B) Dividend Restrictions

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The restrictions are based on statutory earnings and surplus levels of the Company. The maximum dividend payment which may be made without prior approval in 2005 is $54.6 million. The Company has never paid cash dividends on its common stock, as it follows a policy of retaining any earnings in order to finance the development of business and to meet regulatory requirements for capital.

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

(D) Stock and Incentive Plan

The Company has a stock and incentive plan which provides for the grant of any or all of the following types of awards to eligible employees: (1) stock options, including incentive stock options and nonqualified stock options; (2) stock appreciation rights, in tandem with stock options or freestanding; (3) restricted stock; (4) incentive awards; and (5) performance awards. The plan began on April 21, 1995, and was to terminate on April 20, 2005, unless terminated earlier by the Board of Directors. The plan was amended on June 25, 2004 to extend the termination date to April 20, 2010. The number of shares of Class A, $1.00 par value, common stock which may be issued under the plan, or as to which stock appreciation rights or other awards may be granted, may not exceed 300,000. These shares may be authorized and unissued shares or treasury shares.

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

Nonqualified stock options were not issued in 2003 and 2002. The Committee approved the issuance of nonqualified stock options to selected officers of the Company during 2004 totaling 56,750. Additionally, during 2004 the Committee granted 10,000 nonqualified, nondiscretionary stock options to Company directors. The directors' stock options vest 20% annually following one full year of service to the Company from the date of grant. The officers' stock options vest 20% annually following three full years of service to the Company from the date of grant. The exercise prices of the stock options were set at the fair market values of the common stock on the dates of grant. A summary of shares available for grant and stock option activity is detailed below.
		Options Outstanding

	Shares		Weighted-
	Available		Average
	For Grant	Shares	Exercise Price

Balance at December 31, 2001	81,557	194,861	$80.50
Stock Options:
Exercised	-	(9,990)	68.65
Forfeited	3,100	(3,100)	92.22

Balance at December 31, 2002	84,657	181,771	80.95
Stock Options:
Exercised	-	(21,748)	67.75
Forfeited	850	(850)	95.99

Balance at December 31, 2003	85,507	159,173	82.67
Stock Options:
Granted	(66,750)	66,750	150.00
Exercised	-	(37,530)	66.55
Forfeited	1,530	(1,530)	94.83

Balance at December 31, 2004	20,287	186,863	$109.86

A summary of vested and exercisable options and weighted-average exercise prices is detailed below.
	Years Ended December 31,

	2004	2003	2002

Vested and exercisable options	77,489	91,790	91,618
Weighted-average exercise prices	83.55	73.44	67.97

The following table summarizes information about stock options outstanding at December 31, 2004.
	Options Outstanding

		Weighted-
	Number	Average	Options
	Outstanding	Remaining Life	Exercisable

Exercise prices:
$38.13	10,000	0.4	10,000
$65.00	17,039	1.3	17,039
$85.13	11,931	2.3	11,931
$105.25	28,280	3.3	20,330
$112.38	7,000	3.5	7,000
$92.13	37,863	6.3	6,789
$95.00	8,000	6.5	4,400
$150.00	66,750	9.4	-

Totals	186,863		77,489

Compensation cost related to stock options of $637,000 and $390,000, net of taxes, was recognized in the Company's financial statements for the years ended December 31, 2004 and 2003, respectively, under the fair value based method of accounting for stock-based employee compensation. Prior to 2003, the Company utilized the intrinsic value based method of accounting for stock-based employee compensation, which resulted in no compensation cost for the year ended December 31, 2002. In estimating the fair value of the options granted in 2004, the Company employed the Black-Scholes option pricing model with weighted-average assumptions as detailed below.
Risk-free interest rates	3.9%
Dividend yields	-
Volatility factors	26.0%
Weighted-average expected life	6.7 years
Weighted-average fair value per share	$54.48

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
	Years Ended December 31,

	2004	2003	2002

	(In thousands except per share amounts)
Numerator for Basic and Diluted Earnings Per Share:
Earnings from continuing operations
available to common stockholders
before and after assumed conversions:
Earnings before cumulative effect of change
in accounting principle	$67,472	55,782	42,066
Cumulative effect of change in accounting principle	54,697	-	-

Net earnings	$122,169	55,782	42,066

Denominator:
Basic earnings per share -
weighted-average shares	3,565	3,535	3,522

Effect of dilutive stock options	38	30	30

Diluted earnings per share -
adjusted weighted-average shares
for assumed conversions	3,603	3,565	3,552

Basic Earnings Per Share:
Earnings before cumulative effect of change
in accounting principle	$18.93	15.78	11.94
Cumulative effect of change in accounting principle	15.34	-	-

Net earnings	$34.27	15.78	11.94

Diluted Earnings Per Share:
Earnings before cumulative effect of change
in accounting principle	$18.73	15.64	11.84
Cumulative effect of change in accounting principle	15.18	-	-

Net earnings	$33.91	15.64	11.84

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

SFAS No. 130 affects the Company's reporting presentation of certain items such as foreign currency translation adjustments, unrealized gains and losses on investment securities, and minimum pension liabilities. These items are reflected as components of other comprehensive income, as reported in the accompanying consolidated financial statements. Components of other comprehensive income and the related tax effect are provided below for 2004, 2003, and 2002.
	Amounts	Tax	Amounts
	Before	(Expense)	Net of
	Taxes	Benefit	Taxes

	(In thousands)

2004:
Unrealized gains (losses) on securities, net of effects
of deferred costs of $92:
Net unrealized holding gains
arising during period	$2,467	(864)	1,603
Reclassification adjustment for net
losses included in net earnings	846	(296)	550
Amortization of net unrealized losses
related to transferred securities	377	(132)	245
Unrealized gains on securities transferred
during period from held to maturity
to available for sale	256	(89)	167

Net unrealized gains on securities	3,946	(1,381)	2,565

Foreign currency translation adjustments	(196)	69	(127)
Minimum pension liability adjustment	(726)	254	(472)

Other comprehensive income	$3,024	(1,058)	1,966

2003:
Unrealized gains (losses) on securities, net of effects
of deferred costs of $23,758:
Net unrealized holding gains
arising during period	$17,964	(6,287)	11,677
Reclassification adjustment for net
losses included in net earnings	3,380	(1,183)	2,197
Amortization of net unrealized losses
related to transferred securities	266	(93)	173
Unrealized gains on securities transferred
during period from held to maturity
to available for sale	148	(52)	96

Net unrealized gains on securities	21,758	(7,615)	14,143

Foreign currency translation adjustments	74	(26)	48
Minimum pension liability adjustment	344	(120)	224

Other comprehensive income	$22,176	(7,761)	14,415

	Amounts	Tax	Amounts
	Before	(Expense)	Net of
	Taxes	Benefit	Taxes

	(In thousands)

2002:
Unrealized gains (losses) on securities, net of effects
of deferred costs of $13,220:
Net unrealized holding gains
arising during period	$(6,119)	2,142	(3,977)
Reclassification adjustment for net
losses included in net earnings	17,177	(6,012)	11,165
Amortization of net unrealized losses
related to transferred securities	131	(46)	85
Unrealized losses on securities transferred
during period from held to maturity
to available for sale	(2,089)	731	(1,358)

Net unrealized gains on securities	9,100	(3,185)	5,915

Foreign currency translation adjustments	326	(114)	212
Minimum pension liability adjustment	(1,880)	657	(1,223)

Other comprehensive income	$7,546	(2,642)	4,904

(13) SEGMENT AND OTHER OPERATING INFORMATION

(A) Operating Segment Information

Under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. The Company's segments are organized based on product types and geographic marketing areas. In addition, the Company regularly evaluates operating performance using non-GAAP financial measures which exclude or segregate realized investment gains and losses from operating revenues and earnings. The Company believes that the presentation of these non-GAAP financial measures enhances the understanding of the Company's results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Company's business. The Company excludes or segregates realized investment gains and losses because such items are often the result of events which may or may not be at the Company's discretion and the fluctuating effects of these items could distort trends in the underlying profitability of the Company's business.

A summary of segment information, prepared in accordance with SFAS No. 131, is provided below.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)
2004:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$46,007	145,756	452,695	-	644,458
Total segment assets	361,176	568,723	4,960,837	84,481	5,975,217
Future policy benefits	301,552	405,490	4,319,816	-	5,026,858
Other policyholder liabilities	10,139	9,748	55,350	-	75,237

Condensed Income Statements:
Premiums and contract
revenues	$23,324	64,239	15,975	-	103,538
Net investment income	20,283	22,821	266,151	6,588	315,843
Other income	509	790	1,701	8,259	11,259

Total revenues	44,116	87,850	283,827	14,847	430,640

Life and other policy benefits	15,141	16,626	2,846	-	34,613
Amortization of deferred
policy acquisition costs	9,098	21,837	57,798	-	88,733
Universal life and investment
annuity contract interest	8,585	18,631	146,099	-	173,315
Other operating expenses	7,479	12,418	8,353	7,191	35,441
Federal income taxes	1,291	6,205	23,258	2,590	33,344

Total expenses	41,594	75,717	238,354	9,781	365,446

Segment earnings	$2,522	12,133	45,473	5,066	65,194

2003:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$51,165	131,002	417,228	-	599,395
Total segment assets	358,697	516,604	4,329,777	77,524	5,282,602
Future policy benefits	299,560	369,947	3,810,584	-	4,480,091
Other policyholder liabilities	9,986	12,420	40,093	-	62,499

Condensed Income Statements:
Premiums and contract
revenues	$21,725	55,041	18,114	-	94,880
Net investment income	21,688	23,983	246,622	6,681	298,974
Other income	31	37	95	6,898	7,061

Total revenues	43,444	79,061	264,831	13,579	400,915

Life and other policy benefits	16,000	17,937	3,243	-	37,180
Amortization of deferred
policy acquisition costs	8,983	12,109	32,737	-	53,829
Universal life and investment
annuity contract interest	8,896	17,775	149,703	-	176,374
Other operating expenses	7,526	11,489	23,809	5,952	48,776
Federal income taxes	673	6,502	18,218	2,511	27,904

Total expenses	42,078	65,812	227,710	8,463	344,063

Segment earnings	$1,366	13,249	37,121	5,116	56,852

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

2002:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sale inducements	$57,750	107,554	276,962	-	442,266
Total segment assets	367,767	472,198	3,214,823	69,126	4,123,914
Future policy benefits	296,478	343,652	2,808,835	-	3,448,965
Other policyholder liabilities	9,811	12,648	21,193	-	43,652

Condensed Income Statements:
Premiums and contract
revenues	$22,716	48,403	18,972	-	90,091
Net investment income	23,078	23,163	184,109	6,364	236,714
Other income	18	31	606	6,071	6,726

Total revenues	45,812	71,597	203,687	12,435	333,531

Life and other policy benefits	14,585	14,959	1,755	-	31,299
Amortization of deferred
policy acquisition costs	8,081	10,467	17,251	-	35,799
Universal life and investment
annuity contract interest	9,625	16,452	124,402	-	150,479
Other operating expenses	9,660	12,972	8,889	5,417	36,938
Federal income taxes	1,293	5,606	17,207	2,350	26,456

Total expenses	43,244	60,456	169,504	7,767	280,971

Segment earnings	$2,568	11,141	34,183	4,668	52,560

Reconciliations of segment information to the Company's consolidated financial statements are provided below.
	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$103,538	94,880	90,091
Net investment income	315,843	298,974	236,714
Other income	11,259	7,061	6,726
Realized gains (losses) on investments	3,506	(1,647)	(16,144)

Total consolidated premiums and other revenue	$434,146	399,268	317,387

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$33,344	27,904	26,456
Taxes on realized gains (losses) on investments	1,228	(577)	(5,650)
Taxes on cumulative effect of change in
accounting principle	29,452	-	-

Total taxes on consolidated net earnings	$64,024	27,327	20,806

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Net Earnings:
Total segment earnings	$65,194	56,852	52,560
Realized gains (losses) on investments,
net of taxes	2,278	(1,070)	(10,494)
Cumulative effect of change in accounting
principle, net of taxes	54,697	-	-

Total consolidated net earnings	$122,169	55,782	42,066

	December 31,

	2004	2003	2002

	(In thousands)
Assets:
Total segment assets	$5,975,217	5,282,602	4,123,914
Other unallocated assets	16,468	15,118	13,333

Total consolidated assets	$5,991,685	5,297,720	4,137,247

(B) Geographic Information

A significant portion of the Company's premiums and contract revenues are from countries other than the United States. Premiums and contract revenues detailed by country are provided below.
	Years Ended December 31,

	2004	2003	2002

	(In thousands)

United States	$40,420	41,444	42,860
Brazil	10,125	7,238	3,147
Argentina	9,067	8,421	9,505
Chile	7,973	7,368	7,436
Peru	7,953	7,606	7,265
Taiwan	7,240	5,925	4,950
Other foreign countries	32,929	29,850	25,322

Revenues, excluding reinsurance premiums	115,707	107,852	100,485
Reinsurance premiums	(12,169)	(12,972)	(10,394)

Total premiums and contract revenues	$103,538	94,880	90,091

Premiums and contract revenues are attributed to countries based on the location of the policyholder. The Company has no significant assets, other than financial instruments, located in countries other than the United States.

(C) Major Agency Relationships

A significant portion of the Company's premiums and deposits were sold through two independent marketing agencies in recent years. Combined business from these agencies accounted for approximately 32%, 35%, and 30% of total direct premium revenues and universal life and annuity contract deposits in 2004, 2003, and 2002, respectively.

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

Policy loans. The fair values for policy loans are calculated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 2004 and 2003. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts. As a result, these assumptions incorporate both Company experience and mortality assumptions associated with such contracts.

Derivatives. Fair values for indexed options are based on independent counterparty market prices.

Life interest in Libbie Shearn Moody Trust. The fair value of the life interest is estimated based on assumptions as to future distributions from the Trust over the life expectancy of Mr. Robert L. Moody. These estimated cash flows were discounted at a rate consistent with uncertainties relating to the amount and timing of future cash distributions. However, the Company has limited the fair value to the statutory admitted value of the Trust, as this is the maximum amount to be received from insurance proceeds in the event of Mr. Moody's premature death.

Annuity and supplemental contracts. Fair values of the Company's liabilities for deferred annuity contracts are estimated to be the cash surrender values of each contract. The cash surrender value represents the policyholder's account balance less applicable surrender charges. The fair values of liabilities for immediate annuity contracts and supplemental contracts with and without life contingencies are estimated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 2004 and 2003.

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

The carrying amounts and fair values of the Company's financial instruments are as follows:
	December 31, 2004		December 31, 2003

	Carrying	Fair	Carrying	Fair
	Values	Values	Values	Values

	(In thousands)

ASSETS
Investments in debt and equity securities:
Securities held to maturity	$3,274,134	3,367,112	2,821,016	2,924,347
Securities available for sale	1,635,247	1,635,247	1,387,414	1,387,414

Cash and short-term investments	50,194	50,194	68,210	68,210
Mortgage loans	124,712	129,963	152,035	161,717
Policy loans	88,448	115,107	89,757	114,187
Other loans	19,066	20,655	23,763	25,529
Derivatives	42,156	42,156	44,849	44,849
Life interest in Libbie Shearn
Moody Trust	2,555	12,775	2,861	12,775

LIABILITIES
Deferred annuity contracts	$4,078,589	3,414,888	3,566,956	3,090,101
Immediate annuity and
supplemental contracts	271,470	270,110	261,037	256,732

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

(15) RELATED PARTY TRANSACTIONS

Robert L. Moody, Jr. ("Mr. Moody, Jr.") is the son of Robert L. Moody, the Company's Chairman and Chief Executive Officer, and is the brother of Ross R. Moody, the Company's President and Chief Operating Officer, and of Russell S. Moody and Frances A. Moody-Dahlberg who serve as directors of National Western. Mr. Moody, Jr. is employed by the Company in an agency marketing position for which he is paid an annual salary of $14,000 and is eligible to participate in the Company's benefit plans.. In addition, Mr. Moody, Jr. wholly owns an insurance marketing organization that maintains agency contracts with National Western pursuant to which agency commissions are paid in accordance with the Company's standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are paid in accordance with standard commission schedules. In 2004, commissions paid under these agency contracts aggregated approximately $166,000. In conjunction with these agency contracts, Mr. Moody, Jr. may be eligible to attend Company sales conferences and functions based upon meeting published minimum levels of qualifying sales production. In his capacity as an insurance marketing organization with the Company, Mr. Moody also receives product development fees associated with a product line of the Company which amounted to $82,000 in 2004.

Mr. Moody, Jr. further serves as the agent of record for several of the Company's benefit plans including the self-insured health plan for which Mr. Moody provides utilization review services through a wholly owned utilization review company. In 2004, amounts paid to Mr. Moody, Jr. as commissions and service fees pertaining to the Company's benefit plans approximated $45,000.

Arthur O. Dummer, a former director of National Western, who resigned in early 2004, wholly owns The Donner Company. The Donner Company was paid $93,000, $59,000, and $116,000 in 2004, 2003, and 2002, respectively, pursuant to an agreement with a reinsurance intermediary relating to a reinsurance contract between the Company and certain life insurance reinsurers.

During 2004, management fees totaling $330,000 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to a downstream nursing home subsidiary of National Western. RMS is 1% owned by general partner RCC management Services, Inc. ("RCC"), and 99% owned by limited partner, Three R Trusts. RCC is 100% owned by the Three R Trusts. The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg). Charles D. Milos, Senior Vice President-Mortgage Loans and Real Estate, and Director of the Company, is a Director and Vice President of RCC. Ellen C. Otte, Assistant Secretary of the Company, is a Director and Secretary of RCC.

The Company holds a loan in the amount of $3.7 million at December 31, 2004 issued to TMNY, LLC. As of the reporting date, Robert L. Moody owned 20.5% of TMNY, LLC. The stated maturity on this loan is December 29, 2006.

The Company holds a common stock investment of approximately 9.4% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2004, the latest available financial information. Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 98% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). The Company utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to the Company's defined benefit and contribution plans. Robert L. Moody serves as Chairman of the Board and Chief Executive Officer of MNB. The ultimate owner of MNB is the Three R Trusts. Fees totaling $147,000, $147,000, and $139,000 were paid to MNB with respect to these services in 2004, 2003, and 2002, respectively.

(16) UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations for 2004 are summarized as follows:
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands except per share data)

2004:
Revenues	$100,464	107,479	94,092	132,111

Earnings	$69,313	19,712	14,295	18,849

Basic earnings per share	$19.50	5.54	4.01	5.27

Diluted earnings per share	$19.27	5.47	3.96	5.22

Quarterly results of operations for 2003 are summarized as follows:
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands except per share data)

2003:
Revenues	$77,452	101,244	96,164	124,408

Earnings	$9,726	17,085	10,437	18,534

Basic earnings per share	$2.76	4.84	2.95	5.23

Diluted earnings per share	$2.74	4.82	2.91	5.17

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE I
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2004
(In thousands)

	(1)	Fair	Balance Sheet
Type of Investment	Cost	Value	Amount

Fixed maturity bonds:
Securities held to maturity:
United States government and government
agencies and authorities	$219,845	218,430	219,845
States, municipalities, and political subdivisions	10,000	10,126	10,000
Foreign governments	20,314	21,632	20,314
Public utilities	457,286	484,546	457,286
Corporate	1,134,186	1,180,974	1,134,186
Mortgage-backed	1,271,570	1,288,455	1,271,570
Asset-backed	160,933	162,949	160,933

Total securities held to maturity	3,274,134	3,367,112	3,274,134

Securities available for sale:
United States government and government
agencies and authorities	-	-	-
States, municipalities, and political subdivisions	31,220	32,335	32,335
Foreign Government	10,622	11,214	11,214
Public utilities	164,548	170,420	170,420
Corporate	1,027,128	1,073,817	1,073,817
Mortgage-backed	274,126	277,367	277,367
Asset-backed	47,313	50,043	50,043

Total securities available for sale	1,554,957	1,615,196	1,615,196

Total fixed maturity bonds	4,829,091	4,982,308	4,889,330

Equity securities:
Securities available for sale:
Common stocks:
Public utilities	744	994	994
Banks, trust and insurance companies (2)	338	453	453
Corporate	2,552	3,447	3,447
Preferred stocks	8,658	8,948	8,948

Total equity securities	12,292	13,842	13,842

Derivatives	30,889		42,156
Mortgage loans (3)	116,718		116,350
Policy loans	88,448		88,448
Other long-term investments (4)	47,099		45,702

Total investments other than
investments in related parties	$5,124,537		5,195,828

Notes:

(1) Bonds are shown at amortized cost, mortgage loans are shown at unpaid principal balances before allowances for possible losses of $368,000, and real estate is stated at cost before allowances for possible losses of $1.4 million.

(2) Equity securities with related parties having a cost of $195,000 and balance sheet amount of $6.2 million have been excluded.

(3) Mortgage loans with related parties totaling $8.4 million have been excluded.

(4) Real estate acquired by foreclosure included in other long-term investments is as follows: cost $4.6 million; balance sheet amount $4.1 million.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004, 2003, and 2002
(In thousands)

		(1)
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Reductions	Transfers	Period

Valuation accounts deducted
from applicable assets:

Allowance for possible
losses on mortgage loans:

December 31, 2004	$660	(292)	-	-	368

December 31, 2003	$660	-	-	-	660

December 31, 2002	$2,115	(1,455)	-	-	660

Allowance for possible
losses on real estate:

December 31, 2004	$2,785	(1,388)	-	-	1,397

December 31, 2003	$2,713	72	-	-	2,785

December 31, 2002	$2,513	200	-	-	2,713

Notes:

(1) These amounts were recorded to realized (gains) losses on investments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)
Date: March 10, 2005	/S/ Robert L. Moody

By: Robert L. Moody, Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title (Capacity)	Date

/S/ Robert L. Moody	Chairman of the Board and	March 10, 2005

Robert L. Moody	Chief Executive Officer, and Director
(Principal Executive Officer)

/S/ Ross R. Moody	President and Chief Operating Officer, and Director	March 10, 2005

Ross R. Moody

/S/ Brian M. Pribyl	Senior Vice President - Chief Financial &	March 10, 2005

Brian M. Pribyl	Administrative Officer, and Treasurer
(Principal Financial Officer)

/S/ Kay E. Osbourn	Vice President, Controller & Assistant Treasurer	March 10, 2005

Kay E. Osbourn	(Principal Accounting Officer)

/S/ Harry L. Edwards	Director	March 10, 2005

Harry L. Edwards

/S/ Stephen E. Glasgow	Director	March 10, 2005

Stephen E. Glasgow

/S/ E. Douglas McLeod	Director	March 10, 2005

E. Douglas McLeod

/S/ Charles D. Milos	Director	March 10, 2005

Charles D. Milos

/S/ Frances A. Moody-Dahlberg	Director	March 10, 2005

Frances A. Moody-Dahlberg

/S/ Russell S. Moody	Director	March 10, 2005

Russell S. Moody

/S/ Louis E. Pauls, Jr.	Director	March 10, 2005

Louis E. Pauls, Jr.

/S/ E.J. Pederson	Director	March 10, 2005

E.J. Pederson