Form 10-K/A
period 2004-12-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2005-04-28
CIK 70684

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, amends our previously filed Annual Report on Form 10-K for the fiscal year ending December 31, 2004, ("Original Filing"). This amendment is being filed to report management's annual report on internal control over financial reporting, required by Item 308(a) of Regulation S-K, and the related attestation report of the registered public accounting firm, required by Item 308(b) of Regulation S-K. In addition, this Amendment No. 1 also corrects a typographical error in Item 11 relating to the Summary Compensation Table column (D) information. As a result of this amendment, the certifications, pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A and a revised Consent of Independent Registered Public Accounting Firm, dated April 27, 2005, as a result of the revisions described above is being filed. Items 9A and 11 have been replaced in their entirety.

Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the disclosure controls and procedures, as such term is defined under Rule 13(a)-15(e) promulgated under the Securities and Exchange Act of 1934. Based on this evaluation, the Company's principal executive officer and principal accounting officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Report on Internal Control Over Financial Reporting

The management of National Western Life Insurance Company "Company" is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statement for external reporting purposes in accordance with U.S. generally accepted accounting principles. The Company's management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedure may deteriorate.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) Internal Control - Integrated Framework. Based on the Company's assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

The independent registered public accounting firm that audited the Company's consolidated financial statements included in the Company's Annual Report for the year ended December 31, 2004, has issued an audit report on internal control over financial reporting as of December 31, 2004, and management's assessment of internal control over financial reporting. This report issued by KPMG, LLP is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
National Western Life Insurance Company:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that National Western Life Insurance Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). National Western Life Insurance Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that National Western Life Insurance Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, National Western Life Insurance Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of National Western Life Insurance Company and subsidiaries as of December 31, 2004, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for the year then ended, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Austin, Texas
April 27, 2005

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act) during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table
			Annual Compensation

					Other Annual	Long-Term	All Other
	Name and		Salary	Bonus	Compensation	Compensation	Compensation
	Principal Position	Year	(A)	(B)	(C)	(D)	(E)

1	Robert L. Moody	2004	$1,496,364	$-	$-	21,000	$611,101
	Chairman of the Board	2003	1,390,453	-	90,152	-	530,517
	and Chief Executive Officer	2002	1,336,385	-	-	-	485,860

2	Ross R. Moody	2004	540,322	128,270	-	11,000	31,147
	President and Chief	2003	500,619	45,432	-	-	31,558
	Operating Officer	2002	479,015	-	-	-	47,913

3	Jay C. Bugg	2004	191,260	190,784	-	2,000	11,459
	Senior Vice President -	2003	183,431	364,667	-	-	24,094
	Chief Marketing Officer	2002	125,638	118,500	-	-	11,307

4	Richard M. Edwards	2004	188,335	156,524	-	2,000	11,271
	Senior Vice President -	2003	180,616	147,293	-	-	17,847
	International Marketing	2002	179,047	177,161	-	-	21,348

5	Brian M. Pribyl	2004	221,805	67,075	-	2,000	12,057
	Senior Vice President -	2003	207,310	36,419	-	-	13,500
	Chief Financial and	2002	192,304	24,192	-	-	12,709
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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

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

Amendment to the National Western Life Insurance Company Group Excess Benefit Plan effective December 15, 2004 (incorporated by reference to Exhibit 10(as) to the Company's Form 10-K for the year ended December 31, 2004).

Exhibit 10(at)	-

The National Western Life Insurance Company Employee Health Plan was amended and restated effective August 20, 2004 (incorporated by reference to Exhibit 10(at) to the Company's Form 10-K for the year ended December 31, 2004).

Exhibit 10(au)	-

Tenth Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective December 31, 2004 (incorporated by reference to Exhibit 10(au) to the Company's Form 10-K for the year ended December 31, 2004).

Exhibit 16	-	Letter Regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16 to the Company's Form 8-KA dated May 14, 2004).

Exhibit 21	-	Subsidiaries of the Registrant. (Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004.)

Exhibit 23(a)	-	Consent of KPMG LLP, for the year ended December 31, 2004.

Exhibit 23(b)	-	Consent of Deloitte & Touche LLP, for the years ended December 31, 2003 and 2002. (Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004.)

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)
Date: April 27, 2005	/S/ Robert L. Moody

By: Robert L. Moody, Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title (Capacity)	Date

/S/ Robert L. Moody	Chairman of the Board and	April 27, 2005

Robert L. Moody	Chief Executive Officer, and Director
(Principal Executive Officer)

/S/ Ross R. Moody	President and Chief Operating Officer, and Director	April 27, 2005

Ross R. Moody

/S/ Brian M. Pribyl	Senior Vice President - Chief Financial &	April 27, 2005

Brian M. Pribyl	Administrative Officer, and Treasurer
(Principal Financial Officer)

/S/ Kay E. Osbourn	Vice President, Controller & Assistant Treasurer	April 27, 2005

Kay E. Osbourn	(Principal Accounting Officer)

/S/ Harry L. Edwards	Director	April 27, 2005

Harry L. Edwards

/S/ Stephen E. Glasgow	Director	April 27, 2005

Stephen E. Glasgow

/S/ E. Douglas McLeod	Director	April 27, 2005

E. Douglas McLeod

/S/ Charles D. Milos	Director	April 27, 2005

Charles D. Milos

	Director	April 27, 2005

Frances A. Moody-Dahlberg

	Director	April 27, 2005

Russell S. Moody

/S/ Louis E. Pauls, Jr.	Director	April 27, 2005

Louis E. Pauls, Jr.

/S/ E.J. Pederson	Director	April 27, 2005

E.J. Pederson