Form 10-Q
period 2005-03-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2005-05-10
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ √ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ √ ] No [ ]

As of May 4, 2005, the number of shares of Registrant's common stock outstanding was: Class A - 3,396,565 and Class B - 200,000.

INDEX

Part I. Financial Information:		Page

Item 1. Financial Statements		3

Condensed Consolidated Balance Sheets
March 31, 2005 (Unaudited) and December 31, 2004		3

Condensed Consolidated Statements of Earnings
For the Three Months Ended March 31, 2005 and 2004 (Unaudited)		5

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2005 and 2004 (Unaudited)		6

Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2005 and 2004 (Unaudited)		7

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004 (Unaudited)		8

Notes to Condensed Consolidated Financial Statements (Unaudited)
		10
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations		16

Item 3. Quantitative and Qualitative Disclosures About Market Risk		38

Item 4. Controls and Procedures		38

Part II. Other Information:		39

Item 1. Legal Proceedings		39

Item 6. Exhibits and Reports on Form 8-K		39

Signatures		40

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	March 31,	December 31,
ASSETS	2005	2004

Investments:
Securities held to maturity, at amortized cost	$3,343,463	3,274,134
Securities available for sale, at fair value	1,663,104	1,635,247
Mortgage loans, net of allowances for possible
losses ($0 and $368)	117,315	124,712
Policy loans	87,558	88,448
Derivatives	33,555	42,156
Other long-term investments	45,428	45,702

Total investments	5,290,423	5,210,399

Cash and short-term investments	24,501	50,194
Deferred policy acquisition costs	603,754	582,218
Deferred sales inducements	66,935	62,240
Accrued investment income	60,350	58,272
Other assets	30,549	28,362

	$6,076,512	5,991,685

Note: The condensed consolidated balance sheet at December 31, 2004, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2005	2004

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$140,023	141,049
Universal life and annuity contracts	4,956,117	4,885,809
Other policyholder liabilities	82,936	75,237
Federal income tax liability:
Current	5,157	4,303
Deferred	35,599	38,754
Other liabilities	40,707	37,861

Total liabilities	5,260,539	5,183,013

COMMITMENTS AND CONTINGENCIES (Note 5 and 7)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,392,470
and 3,384,215 issued and outstanding in 2005 and 2004	3,392	3,384
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2005 and 2004	200	200
Additional paid-in capital	34,839	33,834
Accumulated other comprehensive income	15,505	25,419
Retained earnings	762,037	745,835

Total stockholders' equity	815,973	808,672

	$6,076,512	5,991,685

Note: The condensed consolidated balance sheet at December 31, 2004, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)
(In thousands, except per share amounts)

	2005	2004

Premiums and other revenue:
Traditional life and annuity premiums	$3,481	3,388
Universal life and annuity contract revenues	23,948	21,005
Net investment income	62,746	72,481
Other income	2,233	2,131
Realized gains on investments	968	1,459

Total premiums and other revenue	93,376	100,464

Benefits and expenses:
Life and other policy benefits	11,228	9,404
Amortization of deferred policy acquisition costs	19,074	20,720
Universal life and annuity contract interest	27,355	37,679
Other operating expenses	11,043	10,435

Total benefits and expenses	68,700	78,238

Earnings before Federal income taxes and cumulative effect of
change in accounting principle	24,676	22,226

Provision for Federal income taxes:
Current	6,292	2,778
Deferred	2,182	4,832

Total Federal income taxes	8,474	7,610

Earnings before cumulative effect of change in accounting principle	16,202	14,616

Cumulative effect of change in accounting principle, net of
$29,452 of Federal income taxes	-	54,697

Net earnings	$16,202	69,313

Basic Earnings Per Share:
Earnings before cumulative effect of change in accounting principle	$4.51	4.11
Cumulative effect of change in accounting principle	-	15.39

Net earnings	$4.51	19.50

Diluted Earnings Per Share:
Earnings before cumulative effect of change in accounting principle	$4.47	4.06
Cumulative effect of change in accounting principle	-	15.21

Net earnings	$4.47	19.27

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)
(In thousands)

	2005	2004

Net earnings	$16,202	69,313

Other comprehensive income (loss), net of effects of
deferred policy acquisition costs and taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(9,857)	6,967
Reclassification adjustment for losses (gains) included in net earnings	(229)	53
Amortization of net unrealized losses
related to transferred securities	3	62

Net unrealized gains (losses) on securities	(10,083)	7,082

Foreign currency translation adjustments	169	(66)

Other comprehensive income (loss)	(9,914)	7,016

Comprehensive income	$6,288	76,329

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)
(In thousands)

	2005	2004

Common stock:
Balance at beginning of year	$3,584	3,547
Shares exercised under stock option plan	8	8

Balance at end of period	3,592	3,555

Additional paid-in capital:
Balance at beginning of year	33,834	29,192
Shares exercised under stock option plan, net of tax benefits	750	799
Stock option expense	255	100

Balance at end of period	34,839	30,091

Accumulated other comprehensive income:
Unrealized gains on securities:
Balance at beginning of year	25,032	22,467
Change in unrealized gains during period	(10,083)	7,082

Balance at end of period	14,949	29,549

Foreign currency translation adjustments:
Balance at beginning of year	3,170	3,297
Change in translation adjustments during period	169	(66)

Balance at end of period	3,339	3,231

Minimum pension liability adjustment:
Balance at beginning of year	(2,783)	(2,311)
Change in minimum pension liability adjustment during period	-	-

Balance at end of period	(2,783)	(2,311)

Accumulated other comprehensive income at end of period	15,505	30,469

Retained earnings:
Balance at beginning of year	745,835	623,666
Net earnings	16,202	69,313

Balance at end of period	762,037	692,979

Total stockholders' equity	$815,973	757,094

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)
(In thousands)

	2005	2004

Cash flows from operating activities:
Net earnings	$16,202	69,313
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and annuity contract interest	27,355	37,679
Surrender charges and other policy revenues	(6,917)	(5,369)
Realized gains on investments	(968)	(1,459)
Accrual and amortization of investment income	(529)	(1,985)
Depreciation and amortization	416	420
Decrease in value of derivatives	9,938	5,242
Increase in deferred policy acquisition and sales inducement costs	(6,543)	(18,834)
Increase in accrued investment income	(2,078)	(2,146)
Increase in other assets	(2,163)	(445)
Decrease in liabilities for future policy benefits	(931)	(724)
Increase (decrease) in other policyholder liabilities	7,699	(658)
Increase in Federal income tax liability	3,458	31,905
Decrease in other liabilities	(105)	(10,316)
Payments pertaining to lawsuit settlement	-	(2,917)
Cumulative effect of change in accounting principle, before taxes	-	(84,149)
Other	429	79

Net cash provided by operating activities	45,263	15,636

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	-	-
Securities available for sale	2,285	3,544
Other investments	5,835	6,279
Proceeds from maturities and redemptions of:
Securities held to maturity	110,594	111,041
Securities available for sale	5,093	16,831
Purchases of:
Securities held to maturity	(179,361)	(264,264)
Securities available for sale	(64,422)	(65,496)
Other investments	(7,101)	(6,254)
Principal payments on mortgage loans	9,107	5,001
Cost of mortgage loans acquired	(1,291)	(3,830)
Decrease in policy loans	890	1,250
Other	(254)	(393)

Net cash used in investing activities	(118,625)	(196,291)

	(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)
(In thousands)

	2005	2004

Cash flows from financing activities:
Deposits to account balances for universal life
and annuity contracts	$158,325	275,953
Return of account balances on universal life
and annuity contracts	(111,060)	(105,725)
Issuance of common stock under stock option plan	420	523

Net cash provided by financing activities	47,685	170,751

Effect of foreign exchange	(16)	14

Net decrease in cash and short-term investments	(25,693)	(9,890)
Cash and short-term investments at beginning of year	50,194	68,210

Cash and short-term investments at end of period	$24,501	58,320

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$10	10
Income taxes	5,100	4,700

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2005, and the results of its operations and its cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov.

The accompanying condensed consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly-owned subsidiaries ("Company"), The Westcap Corporation, NWL Investments, Inc., NWL Services, Inc., and NWL Financial, Inc. All significant intercorporate transactions and accounts have been eliminated in consolidation.

Certain reclassifications have been made to the prior periods to conform to the reporting categories used in 2005.

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

At March 31, 2005, the Company held a reserve relating to two-tier annuities in the amount of $21.9 million as an additional liability relating to annuitization benefits. The expected annuitizations were determined based upon actual experience relating to this block of business, which is relatively seasoned and the policies are no longer issued by the Company. The issuance of this SOP did not impact the Company's accounting relating to sales inducements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This Issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities and requires expanded disclosures related to securities with unrealized losses. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company's current policy has generally been to record income only as cash is received following an impairment of a debt security. The application of this Issue was required for reporting periods beginning after June 15, 2004. In September 2004, the Financial Accounting Standard Board ("FASB") approved FASB Staff Position EITF 03-1-1, which defers the effective date for the recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved. The Company is not able to assess the impact of the adoption of EITF 03-1 until final guidance is issued. The Company has adopted the disclosure provisions which are currently in effect.

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment which is a revision of Statement No. 123. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company currently uses the Black-Scholes-Merton option pricing model to estimate the value of employee stock options and expect to continue to use this acceptable option pricing model upon adoption of Statement No. 123(R). Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as currently required. The original effective date set by the FASB was to begin with the first fiscal quarter after June 15, 2005. The Securities and Exchange Commission announced on April, 14, 2005 a six month postponement of FAS 123(R) which requires companies to apply the accounting standard beginning with the first fiscal year after June 15, 2005. The adoption of Statement No. 123(R) is not expected to have a material impact on the consolidated financial statements of the Company.

(3)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The Company paid no cash dividends on common stock during the three months ended March 31, 2005 and 2004, as it follows a policy of retaining any earnings in order to finance the development of business and to meet regulatory requirements for capital.

(4)  EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options. Refer to Exhibit 11 of this report for further information concerning the computation of earnings per share.

(5)  PENSION AND OTHER POSTRETIREMENT PLANS

(A)  Defined Benefit Pension Plans

The Company sponsors a qualified defined benefit pension plan covering substantially all employees. The plan provides benefits based on the participants' years of service and compensation. The Company makes annual contributions to the plan that complies with the minimum funding provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The following summarizes the components of net periodic benefit cost.
	Three Months Ended March 31,

	2005	2004

	(In thousands)

Service cost	$148	121
Interest cost	231	219
Expected return on plan assets	(209)	(172)
Amortization of prior service cost	1	(5)
Amortization of net loss	71	69

Net periodic benefit cost	$242	232

As previously disclosed in its financial statements for the year ended December 31, 2004, the Company expects to contribute $1.6 million to the plan in 2005. Contributions of $0.1 million have been made through March 31, 2005.

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
	Three Months Ended March 31,

	2005	2004

	(In thousands)

Service cost	$105	98
Interest cost	45	34
Amortization of prior service cost	73	73
Amortization of net loss	1	-

Net periodic benefit cost	$224	205

As previously disclosed in its financial statements for the year ended December 31, 2004, the Company expects to contribute $0.3 million to the plan in 2005. No contributions have been made in 2005 to date.

(B)  Defined Benefit Postretirement Plans

The Company sponsors two health care plans that were amended in 2004 to provide postretirement benefits to certain fully-vested individuals. The following summarizes the components of net periodic benefit cost for the three months ended March 31, 2005.
Amounts

(In thousands)

Interest cost	$24
Amortization of prior service cost	26

Net periodic benefit cost	$50

As previously disclosed in its financial statements for the year ended December 31, 2004, the Company expects to contribute minimal amounts to the plan in 2005.

(6)  SEGMENT AND OTHER OPERATING INFORMATION

Under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas. A summary of segment information for the quarters ended March 31, 2005 and 2004 is provided below.
Selected Segment Information:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

March 31, 2005:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$46,415	149,468	474,806	-	670,689
Total segment assets	361,894	579,268	5,037,413	81,570	6,060,145
Future policy benefits	302,500	411,413	4,382,227	-	5,096,140
Other policyholder liabilities	11,170	11,515	60,251	-	82,936

Three Months Ended
March 31, 2005:
Condensed Income Statements:
Premiums and contract
revenues	$6,081	17,037	4,311	-	27,429
Net investment income	4,978	5,338	51,671	759	62,746
Other income	8	14	87	2,124	2,233

Total revenues	11,067	22,389	56,069	2,883	92,408

Policy benefits	4,660	5,983	585	-	11,228
Amortization of deferred
policy acquisition costs	1,218	4,914	12,942	-	19,074
Universal life and investment
annuity contract interest	2,181	3,612	21,562	-	27,355
Other operating expenses	2,200	3,329	3,637	1,877	11,043
Federal income taxes	277	1,562	5,950	346	8,135

Total expenses	10,536	19,400	44,676	2,223	76,835

Segment earnings	$531	2,989	11,393	660	15,573

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

March 31, 2004:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$50,384	131,574	396,626	-	578,584
Total segment assets	366,027	531,948	4,494,521	78,036	5,470,532
Future policy benefits	299,855	376,639	3,893,769	-	4,570,263
Other policyholder liabilities	10,454	10,196	41,191	-	61,841

Three Months Ended
March 31, 2004:
Condensed Income Statements:
Premiums and contract
revenues	$5,573	16,125	2,695	-	24,393
Net investment income	5,027	5,641	61,166	647	72,481
Other income	3	-	55	2,073	2,131

Total revenues	10,603	21,766	63,916	2,720	99,005

Policy benefits	4,123	4,786	495	-	9,404
Amortization of deferred
policy acquisition costs	1,255	6,376	13,089	-	20,720
Universal life and investment
annuity contract interest	2,216	4,429	31,034	-	37,679
Other operating expenses	2,264	3,065	3,326	1,780	10,435
Federal income taxes	255	1,063	5,460	321	7,099

Total expenses	10,113	19,719	53,404	2,101	85,337

Segment earnings	$490	2,047	10,512	619	13,668

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.
	Three Months Ended March 31,

	2005	2004

	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$27,429	24,393
Net investment income	62,746	72,481
Other income	2,233	2,131
Realized gains on investments	968	1,459

Total consolidated premiums and other revenue	$93,376	100,464

	Three Months Ended March 31,

	2005	2004

	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$8,135	7,099
Taxes on realized gains on investments	339	511
Taxes on cumulative effect of change in accounting
principle	-	29,452

Total consolidated Federal income taxes	$8,474	37,062

	Three Months Ended March 31,

	2005	2004

	(In thousands)
Net Earnings:
Total segment earnings	$15,573	13,668
Realized gains on investments, net of taxes	629	948
Cumulative effect of change in accounting principle	-	54,697

Total consolidated net earnings	$16,202	69,313

	March 31,

	2005	2004

	(In thousands)
Assets:
Total segment assets	$6,060,145	5,470,532
Other unallocated assets	16,367	16,462

Total consolidated assets	$6,076,512	5,486,994

(7)  LEGAL PROCEEDINGS

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

OVERVIEW

Insurance Operations - Domestic

The Company is currently licensed to do business in all states except for New York. Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products. The majority of domestic sales are the Company's annuities, which include single and flexible premium deferred annuities, single premium immediate annuities, and equity-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At March 31, 2005, the Company maintained approximately 122,900 annuity policies in force.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 10,800 independent agents contracted. Roughly 25% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain investment contracts are also available. At March 31, 2005, the Company had approximately 63,100 international life insurance policies in force representing approximately $11.4 billion in face amount of coverage.

International applications are submitted by independent contractor broker-agents. The Company has approximately 3,500 independent international brokers currently contracted, 49% of which have submitted policy applications to the Company in the past twelve months.

There are some inherent risks of accepting international applications which are not present within the domestic market that are reduced substantially by the Company in several ways. As previously described, the Company accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources. This targeted customer base coupled with the Company's conservative underwriting practices have historically resulted in claims experience, due to natural causes, similar to that in the United States. The Company minimizes exposure to foreign currency risks by requiring payment of premiums, claims and other benefits almost entirely in United States dollars. Finally, the Company's nearly forty years of experience with the international products and its longstanding independent broker-agents relationships further serve to minimize risks.

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
	Three Months Ended March 31,

	2005	2004

	(In thousands)
International:
Universal life	$1,262	1,988
Traditional life	748	499
Equity-indexed life	3,622	3,797

	5,632	6,284

Domestic:
Universal life	753	389
Traditional life	89	91

	842	480

Totals	$6,474	6,764

Life insurance sales as measured by annualized first year premiums decreased 4% in the first quarter of 2005 as compared to the first quarter of 2004. International life insurance sales in the first quarter of 2005 trailed the pace of the first quarter of 2004 primarily due to a special incentive in 2004 for agents to have business issued during the first quarter in order to qualify for an invitation to the Company's annual sales conference. A similar incentive did not apply in the first quarter of 2005. New business submitted to the Company during the first quarter was 15% greater in the first quarter of 2005 compared to the first quarter of 2004. Due to the higher face amounts of insurance requested from residents outside of the United States, there is substantially more medical and other background information required for assessing underwriting risks. The gathering of this information, underwriting the risk based upon the information received and accepting the application typically takes one to two months prior to issuing a policy. Consequently, the amount of new business submitted is monitored as an indicator for future sales activity.

Applications submitted from residents of South America and the Pacific Rim historically have comprised the majority of the Company's international life insurance sales. Over the past few years, effort has been directed toward the sale of a traditional endowment form of life insurance product for residents of Eastern European countries. While applications have been received from residents of these countries, sales are still in a developmental phase. Applications from residents of international countries also vary from period to period based upon changes in the socio-economic climates of these countries. Historically, the Company has experienced a simultaneous combination of rising and declining sales in various countries. However, the appeal of dollar-denominated life insurance products circumvents many of the local and national difficulties.

Domestic operations have generally focused more heavily on annuity sales than on life insurance sales. The Company spent the greater part of 2003 and 2004 revamping its domestic life operations by changing the way it contracts distribution for life business, eliminating products and distribution that have not contributed significantly to earnings, and creating new and competitive products. A new single premium universal life ("SPUL") product was launched at the end of 2003 accounting for the majority of the increase in domestic universal life insurance sales in the first quarter of 2005 over the same period in 2004. With the introduction of the SPUL product and the discontinued marketing of smaller premium and volume life insurance policies, the Company has seen an increase in the average amount of policy coverage purchased from $89,000 in the first quarter of 2004 to $108,000 in the first quarter of 2005.

The following table sets forth information regarding the Company's life insurance in force for each date presented.
	Insurance In Force as of March 31,

	2005	2004

	($ in thousands)
Universal life:
Number of policies	82,400	86,410
Face amounts	$8,247,020	8,575,230

Traditional life:
Number of policies	56,700	59,050
Face amounts	$1,668,470	1,524,100

Equity-indexed life:
Number of policies	12,350	8,060
Face amounts	$2,491,810	1,565,840

Rider face amounts	$1,447,720	1,341,700

Total life insurance:
Number of policies	151,450	153,520
Face amounts	$13,855,020	13,006,870

While the total number of policies in force declined slightly year over year, the face amount of insurance coverage in force increased by approximately $850 million. This reflects the Company's changing business mix toward international life sales and a change in emphasis domestically toward larger policies. The international life products typically have larger average face amounts of coverage per policy due to the higher net worth of the individuals purchasing these products. The average face amount of coverage for international life product sales in the first quarter of 2005 was approximately $233,000 while the average face amount of coverage for domestic life product sales was roughly $108,000. The domestic life insurance in force is comprised substantially of discontinued policies having lower face amounts of coverage. These policies are lapsing at a rate faster than the larger policy face amounts currently written are being added to the block of business.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.
	Three Months Ended March 31,

	2005	2004

	(In thousands)

Equity-indexed annuities	$76,175	157,068
Other deferred annuities	64,407	102,484
Immediate annuities	7,666	14,663

Total	$148,284	274,215

Annuity sales for the first three months of 2005 were 46% lower than the comparable period in 2004. The first quarter 2004 annuity sales represented the tail end of the explosion in fixed annuity sales that began in 2003 when the Company achieved nearly $1.2 billion in sales. Annuity sales for the remainder of 2004 trended lower due to a combination of investors returning to alternative investment vehicles along with the Company managing its targeted levels of risk and statutory capital and surplus and finished the year at $895 million. Annuity sales in the fourth quarter of 2004 were $159 million.

The sizable increase in annuity sales volume in 2003 and 2004 required a greater level of asset/liability analysis. The Company has monitored its asset/liability matching within the self-constraints of desired capital levels. Despite the significant increase in new business the company's capital level remains substantially above industry averages and regulator targets.

The mix of annuity sales in 2004 and 2005 changed from that of 2003. With a stronger performance in the equity market, sales of equity-indexed annuity products became more prevalent beginning in 2004 and have continued thus far in 2005. Contributing to the increase in sales of these products was the introduction of a new series of equity-indexed annuity products featuring a different indexing mechanism (monthly cap) to complement the existing equity-indexed annuity products which utilize a monthly average annual reset feature. For all equity-indexed products, the Company purchases over the counter options to fully hedge the equity return feature. The options are purchased concurrent with the issuance of the annuity contracts in order to minimize any form of timing risk. All of the index return during the indexing period (if the underlying index increases) is credited to the contract holders electing the equity feature at the beginning of the contract year. The Company does not deliberately mismatch or under hedge for the equity feature of these products.

The following table sets forth information regarding annuities in force for each date presented.
	Annuities In Force as of March 31,

	2005	2004

	($ in thousands)

Equity-indexed annuities
Number of policies	24,400	18,260
GAAP annuity reserves	$1,409,160	1,036,502

Other deferred annuities
Number of policies	86,130	86,700
GAAP annuity reserves	$2,729,980	2,620,670

Immediate annuities
Number of policies	12,380	12,340
GAAP annuity reserves	$240,080	233,147

Total annuities
Number of policies	122,910	117,300
GAAP annuity reserves	$4,379,220	3,890,319

RESULTS OF OPERATIONS

The Company's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). In addition, the Company regularly evaluates operating performance using non-GAAP financial measures which exclude or segregate derivatives and realized investment gains and losses from operating revenues and earnings. Similar measures are commonly used in the insurance industry in order to assess profitability and results from ongoing operations. The Company believes that the presentation of these non-GAAP financial measures enhances the understanding of the Company's results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Company's business. The Company excludes or segregates derivatives and realized investment gains and losses because such items are often the result of events which may or may not be at the Company's discretion and the fluctuating effects of these items could distort trends in the underlying profitability of the Company's business. Therefore, in the following sections discussing consolidated operations and segment operations appropriate reconciliations have been included to report information management considers useful in enhancing an understanding of the Company's operations to reportable GAAP balances reflected in the consolidated financial statements.

Consolidated Operations

Revenues. The following details Company revenues.
	Three Months Ended March 31,

	2005	2004

	(In thousands)

Traditional life and annuity premiums	$3,481	3,388
Universal life and annuity contract revenues	23,948	21,005
Net investment income (excluding derivatives)	76,668	71,095
Other income	2,233	2,131

Operating revenues	106,330	97,619
Derivative gains (losses)	(13,922)	1,386
Realized gains on investments	968	1,459

Total revenues	$93,376	100,464

Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. These are product lines that the Company has not marketed as aggressively as interest sensitive products, particularly in its international life insurance operations.

Revenues for universal life and annuity contract revenues consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances. Product sales have remained consistent from 2004 to 2005 with the block of business in force, particularly international universal life products, growing steadily. This contributes to higher revenues in the form of cost of insurance charges which were $15.5 million in the first quarter of 2005 compared to $14.7 million for the quarter ended March 31, 2004. Surrender charges assessed against policyholder account balances upon withdrawal increased to $6.1 million in the first quarter of 2005 versus $4.7 million in 2004.

A detail of net investment income is provided below.
	Three Months Ended March 31,

	2005	2004

	(In thousands)
Gross investment income:
Debt securities	$71,643	65,384
Mortgage loans	2,642	3,192
Policy loans	1,588	1,627
Other investment income	1,513	1,476

Total investment income	77,386	71,679
Investment expenses	718	584

Net investment income (excluding derivatives)	76,668	71,095
Derivative gains (losses)	(13,922)	1,386

Net investment income	$62,746	72,481

Net investable cash flow is primarily invested in investment grade debt securities, which represent 93% of the total investment income at March 31, 2005 compared to 91% for the same period in 2004. Investment income generated from mortgage loans has decreased 17% from March 31, 2004 to March 31, 2005 due to the decline in the mortgage loan portfolio caused by the low interest rate environment over the past several years. Interest rates have fallen below the Company's minimum rate required for mortgage loan funding and the current environment has also enduced pre-payment of loans. Despite the drop in interest rate levels, the Company still generated higher overall net investment earnings, excluding derivatives, due to higher levels of invested assets. Derivative gains and losses fluctuate with the performance of the S&P 500® Composite Stock Price Index ("S&P 500 Index®").

Net investment income performance is summarized as follows:
	Three Months Ended March 31,

	2005	2004

	(In thousands except percentages)

Excluding derivatives:

Net investment income	$76,668	71,095
Average invested assets, at amortized cost	$5,084,414	4,471,931
Annual yield on average invested assets	6.03%	6.36%

Including derivatives:

Net investment income	$62,746	72,481
Average invested assets, at amortized cost	$5,150,114	4,512,468
Annual yield on average invested assets	4.87%	6.43%

The yield on average invested assets has declined from 6.36% in 2004 to 6.03% in 2005, excluding derivatives. This drop in yield is due to the overall interest rate declines in the market which result in the Company obtaining lower yields on new invested funds. Net investment income performance is analyzed excluding the derivative income which is a common practice in the insurance industry in order to assess underlying profitability and results from ongoing operations.

Other income primarily pertains to the Company's operations involving a nursing home. Revenues associated with this operation were $2.1 million for the three months ended March 31, 2005 and 2004.

Index options are derivative financial instruments used to fully hedge the equity return component of the Company's equity-indexed products. Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income. However, increases or decreases in income from these options are substantially offset by corresponding increases or decreases in amounts credited to equity-indexed policyholders.
	March 31,	December 31,	March 31,	December 31,

	2005	2004	2004	2003

S&P 500 Index® performance:
Period closing value	$1,181	1,212	1,126	1,112
Daily average value	$1,193	1,131	1,132	965

Derivative gains (losses)	$(13,922)		1,386

Index options are intended to act as hedges to match closely the returns on the S&P 500 Index®. With an increase or decline in this index, the index option values likewise increase or decline. While investment income from index options was lower reflecting a loss at March 31, 2005, the contract interest expense for the Company's equity-indexed products was also lower.

Realized investment gains of $0.9 million and $1.5 million were recorded in the first quarters of 2005 and 2004, respectively. The net gains recorded during 2005 primarily reflect a release of a prior year impairment of a mortgage loan sold for a gain of $0.4 million and realized gains on sales of bonds for $0.7 million reduced by a realized loss from an additional impairment on one bond issuer of $0.2 million due to a reduction in market value as of the reporting date. The gains recorded during 2004 are primarily from the release of a valuation allowance relating to a mortgage loan no longer impaired and the recognition of a realized gain on the sale of real estate. No impairment writedowns were recorded in the first quarter of 2004.

Benefits and Expenses.  The following details benefits and expenses.
	Three Months Ended March 31,

	2005	2004

	(In thousands)

Life and other policy benefits	$11,228	9,404
Amortization of deferred policy acquisition costs	19,074	20,720
Universal life and annuity contract interest	27,355	37,679
Other operating expenses	11,043	10,435

Totals	$68,700	78,238

Death claims increased from $7.2 million during the first quarter of 2004 to $9.8 million for the quarter ended March 31, 2005. While death claim amounts are subject to variation from period to period, the Company's mortality experience has generally been consistent with its product pricing assumptions.

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

Amortization of deferred policy acquisition costs decreased to $19.1 million in the first quarter of 2005 compared to $20.7 million in 2004. The decrease in 2005 amortization is due to decreased gross profits in the quarter ended March 31, 2005 compared to March 31, 2004 relative to mortality experience as noted above. Amortization reflects the substantial increase in the Company's block of business over the past couple of years and amortization of annuity sales inducements. The increase in international life sales has caused an increase in life insurance in force since 2001 from $10.0 billion to $13.9 billion at March 31, 2005. In addition, annuity sales activity has increased the number of active annuity contracts from approximately 103,000 at March 31, 2003, to 122,900 at March 31, 2005. Deferred acquisition costs associated with this growth in business are being amortized currently in conjunction with the emergence of profits from these blocks of policies.

The Company closely monitors its credited interest rates on interest sensitive policies, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. As long-term interest rates change, the Company's credited interest rates are often adjusted accordingly, taking into consideration the factors as described above. The difference between yields earned over policy credited rates is often referred to as the "interest spread". Raising policy credited rates can typically have more of an immediate impact than higher market rates on the Company's investment portfolio yield, making it more difficult to maintain the current interest spread.

The Company's approximated average credited rates are as follows:
	March 31,		March 31,

	2005	2004	2005	2004

	(Excluding derivative products)		(Including derivative products)

Annuity	3.61%	3.86%	1.98%	3.22%
Interest sensitive life	4.57%	4.87%	4.04%	4.98%

Contract interest also includes the performance of the equity-index component of the Company's derivative products. As previously noted, the recent market performance of these equity-index features impacts contract interest expenses while also impacting the Company's investment income given the hedge nature of the options purchased for these products.

Other operating expenses consist of general administrative expenses, licenses and fees, and commissions not subject to deferral. Like revenues from other income, nursing home operation expenses are included in other operating expenses in the amount of $1.9 million and $1.8 million for the first quarters of 2005 and 2004, respectively.

Federal Income Taxes. Federal income taxes on earnings from continuing operations reflect effective tax rates of 34.3% and 34.2% for the first quarter of 2005 and 2004, respectively, which are lower than the expected Federal rate of 35%. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the quarters ended March 31, 2005 and 2004 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Segment earnings:

March 31, 2005	$531	2,989	11,393	660	15,573

March 31, 2004	$490	2,047	10,512	619	13,668

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended March 31,

	2005	2004

	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$6,081	5,573
Net investment income	4,978	5,027
Other income	8	3

Total premiums and other revenue	11,067	10,603

Benefits and expenses:
Life and other policy benefits	4,660	4,123
Amortization of deferred policy acquisition costs	1,218	1,255
Universal life insurance contract interest	2,181	2,216
Other operating expenses	2,200	2,264

Total benefits and expenses	10,259	9,858

Segment earnings before Federal income taxes	808	745

Provision for Federal income taxes	277	255

Segment earnings	$531	490

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
	Three Months Ended March 31,

	2005	2004

	(In thousands)

Universal life insurance revenues	$4,587	4,064
Traditional life insurance premiums	1,763	1,864
Reinsurance premiums	(269)	(355)

Totals	$6,081	5,573

Segment earnings reflect a gain of $0.5 million as of March 31, 2005 and 2004. The Company's U.S. operations have historically emphasized annuity product sales over life product sales. The Company has strived to increase domestic life product sales and to continue to attract new sources of distribution. Recent efforts have resulted in the number of independent agents contracted increasing from 9,700 at March 31, 2004 to approximately 10,800 at March 31, 2005. Contrary to these efforts, the face amount of domestic life insurance in force has declined from $2.6 billion at March 31, 2004, to $2.5 billion at March 31, 2005. The decline in inforce is due to policies lapsing at a faster rate than new policies are being written.

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual universal life premiums collected are detailed below.
	Three Months Ended March 31,

	2005	2004

	(In thousands)
Universal life insurance:
First year and single premiums	$3,866	1,617
Renewal premiums	3,764	3,778

Totals	$7,630	5,395

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.
	Three Months Ended March 31,

	2005	2004

	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$17,037	16,125
Net investment income	5,338	5,641
Other income	14	-

Total premiums and other revenue	22,389	21,766

Benefits and expenses:
Life and other policy benefits	5,983	4,786
Amortization of deferred policy acquisition costs	4,914	6,376
Universal life insurance contract interest	3,612	4,429
Other operating expenses	3,329	3,065

Total benefits and expenses	17,838	18,656

Segment earnings before Federal income taxes	4,551	3,110

Provision for Federal income taxes	1,562	1,063

Segment earnings	$2,989	2,047

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.
	Three Months Ended March 31,

	2005	2004

	(In thousands)

Universal life insurance revenues	$17,401	16,389
Traditional life insurance premiums	2,061	1,806
Reinsurance premiums	(2,425)	(2,070)

Totals	$17,037	16,125

International operations have emphasized universal life policies over traditional life insurance products. Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual universal life premiums collected are detailed below.
	Three Months Ended March 31,

	2005	2004

	(In thousands)
Universal life insurance:
First year and single premiums	$7,506	7,715
Renewal premiums	15,263	12,970

Totals	$22,769	20,685

The Company's international life operations have been a significant part of the Company's business which is based upon a long standing reputation in the international market. The Company reported increased sales of equity-indexed universal life products for international life operations with premiums approximating $9.4 million and $6.9 million for the first quarter of 2005 and 2004, respectively. The first quarter of 2005 reflected higher claims compared to the first quarter of 2004, however, policy benefits are prone to variation from reporting period to reporting period. Higher amortization of deferred policy acquisition costs in the first quarter of 2004 compared to 2005, was due to increased gross profits resulting from capital gains, reduced credited rates and higher cost of insurance charges.

A detail of net investment income for international life insurance operations is provided below.
	Three Months Ended March 31,

	2005	2004

	(In thousands)

Net investment income
(excluding derivatives)	$5,820	5,691
Derivative losses	(495)	(50)

Net investment income	$5,325	5,641

Net investment income excluding derivatives increased slightly for the first three months in 2005 compared to 2004 in conjunction with greater investment balances associated with the Company's growth in business.

As the international life insurance in force continues to grow, the Company anticipates operating earnings to similarly increase. The amount of international life insurance in force has grown from $10.4 billion at March 31, 2004, to $11.3 billion at December 31, 2004 and $11.4 billion at March 31, 2005.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below.
	Three Months Ended March 31,

	2005	2004

	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$4,311	2,695
Net investment income	51,671	61,166
Other income	87	55

Total premiums and other revenue	56,069	63,916

Benefits and expenses:
Life and other policy benefits	585	495
Amortization of deferred policy acquisition costs	12,942	13,089
Annuity contract interest	21,562	31,034
Other operating expenses	3,637	3,326

Total benefits and expenses	38,726	47,944

Segment earnings before Federal income taxes	17,343	15,972

Provision for Federal income taxes	5,950	5,460

Segment earnings	$11,393	10,512

Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. A comparative detail of the components of premiums and annuity contract revenues is provided below.
	Three Months Ended March 31,

	2005	2004

	(In thousands)

Surrender charges	$3,487	1,972
Payout annuity and other revenues	816	715
Traditional annuity premiums	8	8

Totals	$4,311	2,695

Surrender charges reported in the first quarter of 2005 were $3.5 million compared to $2.0 million reported for the same period in 2004. The Company's earnings are dependent upon annuity contracts persisting or remaining in force. While premium and contract revenues decline with a reduction in surrender charges, the Company's investment earnings benefit as more policies remain in force.

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual annuity deposits collected for the three months ended March 31, 2005 and 2004 are detailed below.
	Three Months Ended March 31,

	2005	2004

	(In thousands)

Equity-indexed annuities	$74,849	157,039
Other deferred annuities	59,797	88,950
Immediate annuities	6,519	10,685

Totals	$141,165	256,674

Sales of equity-indexed annuities decreased 52% comparing March 31, 2004 quarter end to the first quarter of 2005. Equity-indexed product sales typically follow the stock market in that sales are higher when confidence is high in the stock market and low if the stock market is showing poor performance. Since the Company does not offer variable products or mutual funds, these equity-indexed products provide an interest crediting alternative to the Company's existing fixed annuity products.

Other deferred annuity deposits decreased during the quarter ended March 31, 2005 versus March 31, 2004 with $59.8 million collected as compared to $89.0 million, respectively, mainly due to the popularity of equity-indexed products. As a selling inducement, many of the deferred products include a first year interest bonus in addition to a base interest rate. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred and amortized over future periods amounted to approximately $4.1 million and $8.4 million during the first quarter of 2005 and 2004, respectively.

A detail of net investment income for annuity operations is provided below.
	Three Months Ended March 31,

	2005	2004

	(In thousands)

Net investment income
(excluding derivatives)	$65,098	59,690
Derivative gains (losses)	(13,427)	1,476

Net investment income	$51,671	61,166

Net investment income excluding derivatives increased from $59.7 million to $65.0 million for the three months ended March 31, 2004 and 2005, respectively. Derivative gains and losses fluctuate from period to period based on the S&P 500 Index® performance.

The Company is required to periodically adjust deferred policy acquisition amortization factors for actual experience that varies from assumptions. Higher amortization in the first quarter of 2004 was due in part to increased gross profits over the current quarter ending March 31, 2005. Such increased gross profits in 2004 resulted from greater spreads on interest sensitive annuity products, higher capital gains, as well as reductions in credited rates. Equity-indexed annuity spreads also increased in 2004 due to the positive performance of the S&P 500 Index®.

Annuity contract interest includes the equity component return associated with the Company's equity-indexed annuities. The detail of equity-indexed annuity contract interest compared to contract interest for all other annuities is as follows:
	Three Months Ended March 31,

	2005	2004

	(In thousands)

Equity-indexed annuities	$(4,603)	5,450
All other annuities	28,728	32,722

Gross contract interest	24,125	38,172
Bonus interest deferred and capitalized	(4,069)	(8,432)
Bonus interest amortization	1,506	1,294

Total contract interest	$21,562	31,034

Other operating expenses were $3.6 million and $3.3 million during the quarter ended March 31, 2005 and 2004, respectively.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Nursing home operations generated $0.2 million and $0.3 million of operating earnings in the first quarters of 2005 and 2004, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the prudent handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of March 31, 2005 and December 31, 2004. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.
	Composition of Investments

	March 31, 2005		December 31, 2004

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Debt securities	$4,986,687	94.3	$4,889,330	93.8
Mortgage loans	117,315	2.2	124,712	2.4
Policy loans	87,558	1.7	88,448	1.7
Derivatives	33,555	0.6	42,156	0.8
Equity securities	19,880	0.4	20,051	0.4
Real estate	17,137	0.3	17,224	0.3
Other	28,291	0.5	28,478	0.6

Totals	$5,290,423	100.0	$5,210,399	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations ("CMO"). As of March 31, 2005 and December 31, 2004, the Company's debt securities portfolio consisted of the following:
	Composition of Debt Securities

	March 31, 2005		December 31, 2004

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Corporate	$2,234,356	44.8	$2,208,003	45.2
Mortgage-backed securities	1,608,646	32.3	1,548,937	31.7
Public utilities	644,741	12.9	627,706	12.8
U.S. government/agencies	226,507	4.5	219,845	4.5
Asset-backed securities	199,172	4.0	210,976	4.3
States & political subdivisions	42,036	0.9	42,335	0.9
Foreign governments	31,229	0.6	31,528	0.6

Totals	$4,986,687	100.0	$4,889,330	100.0

The Company's investment guidelines prescribe limitations by type and based on quality of each security and all holdings were within these threshold limits at March 31, 2005. The Company has expanded its holdings of U.S. government and private mortgage-backed securities over the past several years given attractive yields and spreads. Because the Company's holdings of mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing primarily in collateralized mortgage obligations, which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I ("PAC I") and sequential tranches are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities. As of March 31, 2005, 97.3% of the Company's debt and equity securities were investment grade quality. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's portfolio. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P® .
	March 31, 2005		December 31, 2004

	Amount	%	Amount	%

	(In thousands)		(In thousands)

AAA and U.S. government	$2,111,955	42.3	$2,028,055	41.5
AA	198,651	4.0	179,397	3.7
A	1,356,655	27.2	1,383,176	28.3
BBB	1,186,300	23.8	1,160,772	23.7
BB and other below investment grade	133,126	2.7	137,930	2.8

Totals	$4,986,687	100.0	$4,889,330	100.0

The Company does not purchase below investment grade securities. Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities. During the first quarter of 2005, the Company's percentage of below investment grade securities decreased as a result of a sale of one security which resulted in a realized gain and the fluctuation in market pricing. The Company's holdings of below investment grade securities are a relatively small percentage of total invested assets. These holdings are summarized below.
	Below Investment Grade Debt Securities

			Estimated	% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets

	(In thousands except percentages)

March 31, 2005	$130,816	133,126	132,207	2.5%

December 31, 2004	$132,617	137,930	137,503	2.6%

December 31, 2003	$162,237	165,298	164,531	3.6%

Impairment writedowns were recognized in the first quarter of 2005 in accordance with GAAP resulting in a realized loss of $0.2 million before taxes. This impairment resulted from an additional writedown relating to one airline issue. No impairment writedowns were necessary during the first quarter of 2004.

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
Below Investment Grade Debt Securities as of March 31, 2005

	Amortized	Carrying	Fair
Category	Cost	Value	Value

	(In thousands)

Utilities/Energy	$40,326	41,202	41,495
Retail	23,442	24,313	24,313
Manufacturing	16,308	16,309	16,309
Transportation	13,972	14,400	14,400
CBOs/Asset-backed	10,115	11,205	9,733
Telecommunication	9,991	9,350	9,350
Healthcare	8,997	9,125	9,125
Other	7,665	7,222	7,482

Totals	$130,816	133,126	132,207

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at March 31, 2005, approximately 33% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide the Company flexibility to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.
	Fair	Amortized	Unrealized
	Value	Cost	Gains

	(In thousands)
Securities held to maturity:
Debt securities	$3,384,127	3,343,463	40,664
Securities available for sale:
Debt securities	1,643,224	1,615,201	28,023
Equity securities	19,880	12,684	7,196

Totals	$5,047,231	4,971,348	75,883

Proceeds from sales of securities available for sale totaled $2.3 million and $3.5 million during the first quarter of 2005 and 2004, respectively, which resulted in a realized gain of $0.4 million and realized losses of $0.1 million. No sales were made from the held to maturity portfolio in the first quarter of 2005 or 2004.

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

The Company held net investments in mortgage loans totaling $117.3 million and $124.7 million at March 31, 2005 and December 31, 2004, respectively. The diversification of the portfolio by geographic region and by property type was as follows:
	March 31, 2005		December 31, 2004

Geographic Region:	Amount	%	Amount	%

	(In thousands)		(In thousands)

West South Central	$67,357	57.4	$74,765	59.9
Mountain	18,803	16.0	19,020	15.3
Pacific	11,800	10.1	11,954	9.6
South Atlantic	5,991	5.1	5,284	4.2
East South Central	3,021	2.6	3,686	3.0
All other	10,343	8.8	10,003	8.0

Totals	$117,315	100.0	$124,712	100.0

	March 31, 2005		December 31, 2004

Property Type:	Amount	%	Amount	%

	(In thousands)		(In thousands)

Retail	$82,553	70.3	$87,941	70.5
Office	22,744	19.4	24,740	19.8
Land/Lots	7,119	6.1	7,017	5.6
Hotel/Motel	4,860	4.1	4,974	4.0
All other	39	0.1	40	0.1

Totals	$117,315	100.0	$124,712	100.0

The Company does not recognize interest income on impaired loans which is deemed to be uncollectible. There was no interest income unrecognized for the three months ended March 31, 2005 and 2004. As of December 31, 2004, the allowance for possible losses on mortgage loans was $0.4 million. During the first quarter of 2005, this allowance was released due to the sale of the impaired loan for which the allowance had been established.

The Company's real estate investments totaled approximately $17.1 million and $17.2 million at March 31, 2005 and December 31, 2004, respectively, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of the Company. The Company recognized operating income on these properties of approximately $0.5 million for the three months ended March 31, 2005 and 2004. The Company monitors the condition and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. There were no writedowns in the first quarters of 2005 or 2004 associated with these properties.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.
	March 31,	December 31,
	2005	2004

	(In thousands except percentages)

Debt securities - fair value	$5,027,351	4,982,308
Debt securities - amortized cost	$4,958,664	4,829,091
Fair value as a percentage of amortized cost	101.39%	103.17%
Unrealized gains	$68,687	153,217
Ten-year U.S. Treasury bond - increase
in yield for the quarter	0.26%	0.10%

	Unrealized Gain Balance

	At	At	Change in
	March 31,	December 31,	Unrealized
	2005	2004	Gains

	(In thousands)

Debt securities held to maturity	$40,664	92,978	(52,314)
Debt securities available for sale	28,023	60,239	(32,216)

Totals	$68,687	153,217	(84,530)

Changes in interest rates typically have a significant impact on the fair values of the Company's debt securities. Market interest rates of the ten-year U.S. Treasury bond increased approximately 26 basis points from year-end 2004 driving down the unrealized gain to $68.7 million on a portfolio of approximately $5.0 billion. The Company would expect similar results in the future from any significant upward or downward movement in market rates. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's consolidated balance sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2004, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first quarter of 2005 were reasonable given the expected range of results of this analysis.

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

The actual amounts paid by product line in connection with surrenders and withdrawals for the quarters ended March 31 are noted in the table below.
	Three Months Ended March 31,

	2005	2004

	(In thousands)
Product Line:
Traditional Life	$1,346	1,894
Universal Life	7,507	6,222
Annuities	72,378	70,127

Total	$81,231	78,243

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $45 million and $16 million for the three months ended March 31, 2005 and 2004, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $116 million and $128 million for the three months ended March 31, 2005 and 2004, respectively. These cash flow items could be reduced if interest rates rise. Net cash inflows from the Company's universal life and investment annuity deposit product operations totaled $47 million and $170 million during the three months ended March 31, 2005 and 2004, respectively.

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

Other significant accounting policies, although not involving the same level of measurement uncertainties as those discussed above but nonetheless important to an understanding of the financial statements, are described in the Company's annual report on Form 10-K for the year ended December 31, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Finanical Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Effective January 1, 2005, the Company initiated operations under a new securities accounting system that tracks and records all transactions relative to the debt and equity securities and derivative index options. The current Windows application system replaces a mainframe system. The Company followed internal implementation procedures including parallel testing and reviews to ensure the operating effectiveness of the new system. Overall controls and processing procedures have not changed significantly from the controls reviewed and tested as of December 31, 2004. There have been no other significant changes made in internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 7 "Legal Proceedings" of the accompanying financial statements included in this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
Exhibit 10(av)	-	Bonus program by and between National Western Life Insurance Company and Executive Officers of National Western Life Insurance Company for the year ending December 31, 2005.

Exhibit 10(aw)	-	Bonus program by and between National Western Life Insurance Company and Domestic Marketing officers of National Western Life Insurance Company for the year ending December 31, 2005.

Exhibit 10(ax)	-	Bonus program by and between National Western Life Insurance Company and International Marketing Officers of National Western Life Insurance Company for the year ending December 31, 2005.

Exhibit 11	-	Computation of Earnings Per Share (filed on page __ of this report).

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On March 7, 2005, the Company filed a Current Report on Form 8-K dated March 7, 2005 under Items 2.02 and 9.01 thereof in connection with a news release reporting National Western Life Insurance Company's operating and financial results for the fourth quarter and full year of 2004. A copy of the news release was furnished with the Form 8-K.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: May 6, 2005	/S/ Ross R. Moody

Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: May 6, 2005	/S/ Brian M. Pribyl

Brian M. Pribyl
Senior Vice President,
Chief Financial & Administrative
Officer and Treasurer
(Principal Financial Officer)

Date: May 6, 2004	/S/ Kay E. Osbourn

Kay E. Osbourn
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)