Form 10-Q
period 2005-06-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2005-08-09
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ √ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

As of August 2, 2005, the number of shares of Registrants common stock outstanding was: Class A - 3,409,814 and Class B - 200,000.

INDEX

Part I. Financial Information:		Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
June 30, 2005 (Unaudited) and December 31, 2004

Condensed Consolidated Statements of Earnings
For the Three Months Ended June 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Earnings
For the Six Months Ended June 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended June 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Six Months Ended June 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004 (Unaudited)

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

Signatures

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	June 30,	December 31,
ASSETS	2005	2004

Investments:
Securities held to maturity, at amortized cost	$3,392,075	3,274,134
Securities available for sale, at fair value	1,704,401	1,635,247
Mortgage loans, net of allowances for possible
losses ($0 and $368)	116,747	124,712
Policy loans	86,877	88,448
Derivatives	35,873	42,156
Other long-term investments	35,136	45,702

Total investments	5,371,109	5,210,399

Cash and short-term investments	81,451	50,194
Deferred policy acquisition costs	592,771	582,218
Deferred sales inducements	69,160	62,240
Accrued investment income	60,237	58,272
Other assets	39,729	28,362

	$6,214,457	5,991,685

Note: The condensed consolidated balance sheet at December 31, 2004, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2005	2004

LIABILITIES:
Future policy benefits:
Traditional life and annuity contracts	$139,687	141,049
Universal life and annuity contracts	5,041,709	4,885,809
Other policyholder liabilities	87,538	75,237
Federal income tax liability:
Current	1,776	4,303
Deferred	45,312	38,754
Other liabilities	46,044	37,861

Total liabilities	5,362,066	5,183,013

COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,404,925 and
3,384,215 issued and outstanding in 2005 and 2004	3,405	3,384
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2005 and 2004	200	200
Additional paid-in capital	36,297	33,834
Accumulated other comprehensive income	26,354	25,419
Retained earnings	786,135	745,835

Total stockholders' equity	852,391	808,672

	$6,214,457	5,991,685

Note: The condensed consolidated balance sheet at December 31, 2004, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended June 30, 2005 and 2004
(Unaudited)
(In thousands, except per share amounts)

	2005	2004

Premiums and other revenue:
Traditional life and annuity premiums	$3,932	3,633
Universal life and annuity contract revenues	24,642	22,882
Net investment income	79,488	76,475
Other income	2,319	2,476
Realized gains on investments	7,616	2,013

Total premiums and other revenue	117,997	107,479

Benefits and expenses:
Life and other policy benefits	9,432	7,505
Amortization of deferred policy acquisition costs	22,325	24,071
Universal life and annuity contract interest	39,172	42,824
Other operating expenses	11,098	3,766

Total benefits and expenses	82,027	78,166

Earnings before Federal income taxes	35,970	29,313

Provision for Federal income taxes:
Current	11,592	8,995
Deferred	280	606

Total Federal income taxes	11,872	9,601

Net earnings	$24,098	19,712

Basic Earnings Per Share	$6.70	5.54

Diluted Earnings Per Share	$6.64	5.47

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)
(In thousands, except per share amounts)

	2005	2004

Premiums and other revenue:
Traditional life and annuity premiums	$7,413	7,021
Universal life and annuity contract revenues	48,590	43,887
Net investment income	142,234	148,956
Other income	4,552	4,607
Realized gains on investments	8,584	3,472

Total premiums and other revenue	211,373	207,943

Benefits and expenses:
Life and other policy benefits	20,660	16,909
Amortization of deferred policy acquisition costs	41,399	44,791
Universal life and annuity contract interest	66,527	80,503
Other operating expenses	22,141	14,201

Total benefits and expenses	150,727	156,404

Earnings before Federal income taxes and cumulative effect of
change in accounting principle	60,646	51,539

Provision for Federal income taxes:
Current	17,884	11,773
Deferred	2,462	5,438

Total Federal income taxes	20,346	17,211

Earnings before cumulative effect of change in accounting principle	40,300	34,328

Cumulative effect of change in accounting principle, net of
$29,452 of Federal income taxes	-	54,697

Net earnings	$40,300	89,025

Basic Earnings Per Share:
Earnings before cumulative effect of change in accounting principle	$11.21	9.66
Cumulative effect of change in accounting principle	-	15.38

Net earnings	$11.21	25.04

Diluted Earnings Per Share:
Earnings before cumulative effect of change in accounting principle	$11.11	9.54
Cumulative effect of change in accounting principle	-	15.20

Net earnings	$11.11	24.74

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2005 and 2004
(Unaudited)
(In thousands)

	2005	2004

Net earnings	$24,098	19,712

Other comprehensive income (loss) net of effects of
deferred policy acquisition costs and taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	11,124	(17,694)
Reclassification adjustment for gains included in net earnings	(276)	(735)
Amortization of net unrealized losses (gains)
related to transferred securities	(15)	168

Net unrealized gains (losses) on securities	10,833	(18,261)

Foreign currency translation adjustments	16	(79)

Other comprehensive income (loss)	10,849	(18,340)

Comprehensive income	$34,947	1,372

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)
(In thousands)

	2005	2004

Net earnings	$40,300	89,025

Other comprehensive income (loss), net of effects of
deferred policy acquisition costs and taxes:
Net unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	1,401	(10,727)
Reclassification adjustment for gains included in net earnings	(639)	(682)
Amortization of net unrealized losses (gains)
related to transferred securities	(12)	230

Net unrealized gains (losses) on securities	750	(11,179)

Foreign currency translation adjustments	185	(145)

Other comprehensive income (loss)	935	(11,324)

Comprehensive income	$41,235	77,701

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)
(In thousands)

	2005	2004

Common stock:
Balance at beginning of year	$3,584	3,547
Shares exercised under stock option plan	21	16

Balance at end of period	3,605	3,563

Additional paid-in capital:
Balance at beginning of year	33,834	29,192
Shares exercised under stock option plan, net of tax benefits	1,954	1,594
Stock option expense	509	311

Balance at end of period	36,297	31,097

Accumulated other comprehensive income:
Unrealized gains on securities:
Balance at beginning of year	25,032	22,467
Change in unrealized gains (losses) during period	750	(11,179)

Balance at end of period	25,782	11,288

Foreign currency translation adjustments:
Balance at beginning of year	3,170	3,297
Change in translation adjustments during period	185	(145)

Balance at end of period	3,355	3,152

Minimum pension liability adjustment:
Balance at beginning of year	(2,783)	(2,311)
Change in minimum pension liability adjustment during period	-	-

Balance at end of period	(2,783)	(2,311)

Accumulated other comprehensive income at end of period	26,354	12,129

Retained earnings:
Balance at beginning of year	745,835	623,666
Net earnings	40,300	89,025

Balance at end of period	786,135	712,691

Total stockholders' equity	$852,391	759,480

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)
(In thousands)

	2005	2004

Cash flows from operating activities:
Net earnings	$40,300	89,025
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and annuity contract interest	66,527	80,503
Surrender charges and other policy revenues	(14,579)	(12,680)
Realized gains on investments	(8,584)	(3,472)
Accrual and amortization of investment income	(1,791)	(4,314)
Depreciation and amortization	804	832
Decrease in value of derivatives	9,278	14,460
Increase in deferred policy acquisition and sale inducement costs	(11,076)	(37,023)
Increase in accrued investment income	(1,966)	(2,883)
Decrease (increase) in other assets	(10,106)	1,303
Decrease in liabilities for future policy benefits	(1,362)	(1,069)
Increase in other policyholder liabilities	12,301	1,682
Increase in Federal income tax liability	998	26,707
Decrease in other liabilities	(1,884)	(11,437)
Decrease in accrued lawsuit settlement	-	(9,700)
Cumulative effect of change in accounting principle, before taxes	-	(84,149)
Other	(1,141)	(225)

Net cash provided by operating activities	77,719	47,560

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	10,853	8,749
Securities available for sale	11,890	18,866
Other investments	31,018	14,099
Proceeds from maturities and redemptions of:
Securities held to maturity	170,584	189,491
Securities available for sale	62,670	41,675
Purchases of:
Securities held to maturity	(297,587)	(484,664)
Securities available for sale	(138,651)	(171,366)
Other investments	(17,360)	(14,966)
Principal payments on mortgage loans	14,021	21,299
Cost of mortgage loans acquired	(5,617)	(7,594)
Decrease in policy loans	1,572	1,493
Other	(1,006)	(512)

Net cash used in investing activities	(157,613)	(383,430)

	(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)
(In thousands)

	2005	2004

Cash flows from financing activities:
Deposits to account balances for universal life
and annuity contracts	$328,910	547,048
Return of account balances on universal life
and annuity contracts	(219,059)	(220,289)
Issuance of common stock under stock option plan	1,317	1,165

Net cash provided by financing activities	111,168	327,924

Effect of foreign exchange	(17)	44

Net increase (decrease) in cash and cash equivalents	31,257	(7,902)
Cash and cash equivalents at beginning of year	50,194	68,210

Cash and cash equivalents at end of period	$81,451	60,308

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the six month period for:
Interest	$20	20
Income taxes	17,100	19,700

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2005, and the results of its operations and its cash flows for the three months and six months ended June 30, 2005 and 2004. The results of operations for the three months and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov.

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

At June 30, 2005, the Company held a reserve relating to two-tier annuities in the amount of $20.4 million as an additional liability relating to annuitization benefits. The expected annuitizations were determined based upon actual experience relating to this block of business, which is relatively seasoned and the policies are no longer issued by the Company. The issuance of this SOP did not impact the Company's accounting relating to sales inducements.

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

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment ("FAS 123(R)") which is a revision of Statement No. 123. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company currently uses the Black-Scholes-Merton option pricing model to estimate the value of employee stock options and expects to continue to use this acceptable option pricing model upon adoption of Statement No. 123(R). Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as currently required. The original effective date set by the FASB was to begin with the first fiscal quarter after June 15, 2005. The Securities and Exchange Commission announced on April, 14, 2005 a six month postponement of FAS 123(R) which requires companies to apply the accounting standard beginning with the first fiscal year after June 15, 2005. The adoption of Statement No. 123(R) is not expected to have a material impact on the consolidated financial statements of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

(3)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The Company paid no cash dividends on common stock during the six months ended June 30, 2005 and 2004, as it follows a policy of retaining earnings in order to finance the development of business and to meet regulatory requirements for capital.

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
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)

Service cost	$195	174	343	295
Interest cost	256	244	487	463
Expected return on plan assets	(246)	(245)	(455)	(417)
Amortization of prior service cost	1	7	2	2
Amortization of net loss	94	73	165	142

Net periodic benefit cost	$300	253	542	485

As previously disclosed in its financial statements for the year ended December 31, 2004, the Company expects to contribute $1.6 million to the plan in 2005. Contributions of $0.4 million have been made through June 30, 2005.

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
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)

Service cost	$106	113	211	211
Interest cost	44	55	89	89
Amortization of prior service cost	73	73	146	146
Amortization of net loss	1	2	2	2

Net periodic benefit cost	$224	243	448	448

As previously disclosed in its financial statements for the year ended December 31, 2004, the Company expects to contribute $0.3 million to the plan in 2005. No contributions have been made as of June 30, 2005.

(B)  Defined Benefit Postretirement Plans

The Company sponsors two health care plans that were amended in 2004 to provide postretirement benefits to certain fully-vested individuals. The following summarizes the components of net periodic benefit cost.
	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

	(In thousands)

Interest cost	$26	50
Amortization of prior service cost	25	51

Net periodic benefit cost	$51	101

As previously disclosed in its financial statements for the year ended December 31, 2004, the Company expects to contribute minimal amounts to the plan in 2005.

(6)  SEGMENT AND OTHER OPERATING INFORMATION

Under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas. A summary of segment information for the quarters ended June 30, 2005 and 2004 is provided below.
Selected Segment Information.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

June 30, 2005:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$46,558	151,340	464,033	-	661,931
Total segment assets	369,499	594,811	5,136,518	93,325	6,194,153
Future policy benefits	304,512	421,106	4,455,778	-	5,181,396
Other policyholder liabilities	10,348	11,484	65,706	-	87,538

Three Months Ended
June 30, 2005:
Condensed Income Statements:
Premiums and contract
revenues	$6,035	17,305	5,234	-	28,574
Net investment income	4,849	5,752	64,487	4,400	79,488
Other income	8	18	95	2,198	2,319

Total revenues	10,892	23,075	69,816	6,598	110,381

Life and other policy benefits	3,610	5,068	754	-	9,432
Amortization of deferred
policy acquisition costs	614	5,931	15,780	-	22,325
Universal life and annuity
contract interest	2,188	4,971	32,013	-	39,172
Other operating expenses	2,099	2,772	4,313	1,914	11,098
Federal income taxes	785	1,397	5,475	1,550	9,207

Total expenses	9,296	20,139	58,335	3,464	91,234

Segment earnings	$1,596	2,936	11,481	3,134	19,147

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Six Months Ended
June 30, 2005:
Condensed Income Statements:
Premiums and contract
revenues	$12,116	34,342	9,545	-	56,003
Net investment income	9,827	11,090	116,158	5,159	142,234
Other income	16	32	182	4,322	4,552

Total revenues	21,959	45,464	125,885	9,481	202,789

Life and other policy benefits	8,270	11,051	1,339	-	20,660
Amortization of deferred
policy acquisition costs	1,832	10,845	28,722	-	41,399
Universal life and annuity
contract interest	4,369	8,583	53,575	-	66,527
Other operating expenses	4,299	6,101	7,950	3,791	22,141
Federal income taxes	1,062	2,959	11,425	1,896	17,342

Total expenses	19,832	39,539	103,011	5,687	168,069

Segment earnings	$2,127	5,925	22,874	3,794	34,720

Selected Segment Information.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

June 30, 2004
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$50,011	136,875	449,330	-	636,216
Total segment assets	360,619	541,828	4,672,088	78,404	5,652,939
Future policy benefits	299,955	385,858	4,082,680	-	4,768,493
Other policyholder liabilities	9,992	11,107	43,082	-	64,181

Three Months Ended
June 30, 2004:
Condensed Income Statements:
Premiums and contract
revenues	$5,635	16,174	4,706	-	26,515
Net investment income	4,982	5,316	63,645	2,532	76,475
Other income	2	-	403	2,071	2,476

Total revenues	10,619	21,490	68,754	4,603	105,466

Life and other policy benefits	2,601	3,986	918	-	7,505
Amortization of deferred
policy acquisition costs	1,934	6,126	16,011	-	24,071
Universal life and annuity
contract interest	2,073	4,666	36,085	-	42,824
Other operating expenses	1,998	2,816	(2,780)	1,732	3,766
Federal income taxes	668	1,263	6,019	947	8,897

Total expenses	9,274	18,857	56,253	2,679	87,063

Segment earnings	$1,345	2,633	12,501	1,924	18,403

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Six Months Ended
June 30, 2004:
Condensed Income Statements:
Premiums and contract
revenues	$11,208	32,299	7,401	-	50,908
Net investment income	10,009	10,957	124,811	3,179	148,956
Other income	5	-	458	4,144	4,607

Total revenues	21,222	43,256	132,670	7,323	204,471

Life and other policy benefits	6,724	8,772	1,413	-	16,909
Amortization of deferred
policy acquisition costs	3,189	12,502	29,100	-	44,791
Universal life and annuity
contract interest	4,289	9,095	67,119	-	80,503
Other operating expenses	4,262	5,881	546	3,512	14,201
Federal income taxes	918	2,331	11,479	1,268	15,996

Total expenses	19,382	38,581	109,657	4,780	172,400

Segment earnings	$1,840	4,675	23,013	2,543	32,071

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$28,574	26,515	56,003	50,908
Net investment income	79,488	76,475	142,234	148,956
Other income	2,319	2,476	4,552	4,607
Realized gains on investments	7,616	2,013	8,584	3,472

Total consolidated premiums and
other revenue	$117,997	107,479	211,373	207,943

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$9,207	8,897	17,342	15,996
Taxes on realized gains on
investments	2,665	704	3,004	1,215
Taxes on cumulative effect of change
in accounting principle	-	-	-	29,452

Total consolidated Federal
income taxes	$11,872	9,601	20,346	46,663

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)
Net Earnings:
Total segment earnings	$19,147	18,403	34,720	32,071
Realized gains on investments,
net of taxes	4,951	1,309	5,580	2,257
Cumulative effect of change in
accounting principle	-	-	-	54,697

Total consolidated net earnings	$24,098	19,712	40,300	89,025

	June 30,

	2005	2004

	(In thousands)
Assets:
Total segment assets	$6,194,153	5,652,939
Other unallocated assets	20,304	18,540

Total consolidated assets	$6,214,457	5,671,479

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

The Company is involved or may become involved in various legal actions, in the normal course of business, in which claims for alleged economic and punitive damages have been or may be asserted, some for substantial amounts. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from potential, pending, or threatened legal actions, after consideration of amounts provided for in the Company's consolidated financial statements, will have a material adverse effect on the financial condition or operating results of the Company.

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

OVERVIEW

Insurance Operations - Domestic

The Company is currently licensed to do business in all states except for New York. Products marketed are annuities, universal life insurance, equity-indexed universal life insurance and traditional life insurance, which include both term and whole life products. The majority of domestic sales are the Company's annuities, which include single and flexible premium deferred annuities, single premium immediate annuities, and equity-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At June 30, 2005, the Company maintained approximately 123,300 annuity policies in force.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 10,700 independent agents contracted. Roughly 22% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain investment contracts are also available. At June 30, 2005, the Company had approximately 63,700 international life insurance policies in force representing approximately $11.6 billion in face amount of coverage.

International applications are submitted by independent contractor broker-agents. The Company has approximately 3,800 independent international brokers currently contracted, over 45% of which have submitted policy applications to the Company in the past twelve months.

There are some inherent risks of accepting international applications which are not present within the domestic market that are reduced substantially by the Company in several ways. As previously described, the Company accepts applications from foreign nationals in upper socio-economic classes who have substantial financial resources. This targeted customer base coupled with National Western's conservative underwriting practices have historically resulted in claims experience, due to natural causes, similar to that in the United States. The Company minimizes exposure to foreign currency risks by requiring payment of premiums, claims, and other benefits almost entirely in United States dollars. Finally, the Company's nearly forty years of experience with the international products and its longstanding independent broker-agents relationships further serve to minimize risks.

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
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)
International:
Universal life	$1,286	2,080	2,548	4,068
Traditional life	923	578	1,671	1,077
Equity-indexed life	4,416	4,190	8,038	7,987

	6,625	6,848	12,257	13,132

Domestic:
Universal life	677	544	1,430	933
Traditional life	104	122	193	213

	781	666	1,623	1,146

Totals	$7,406	7,514	13,880	14,278

Total life insurance sales as measured by annualized first year premiums decreased 1% in the second quarter of 2005 as compared to the second quarter of 2004 and were down 3% in the first six months of 2005 as compared to 2004. The slight declines in life insurance sales pertain to the Company's international life business where applications from residents outside of the United States typically vary based upon changes in the socio-economic climates of these countries. Historically, the Company has experienced a simultaneous combination of rising and declining sales in various countries; however, the appeal of the Company's dollar-denominated life insurance products overcomes many of the local and national difficulties.

Applications submitted from residents of South America and the Pacific Rim perennially have comprised the majority of the Company's international life insurance sales. Over the past few years, effort has been directed toward the sale of a traditional endowment form of life insurance product for residents of Eastern European countries. While business is still in a developmental phase, sales from these countries comprised over 4% of total international life insurance sales in the first six months of the year. Year-to-date, the Company has recorded sales to residents outside of the United States in over thirty different countries with Brazil (35%), Venezuela (11%), and Taiwan (10%) making up the largest markets.

Domestic operations have generally focused more heavily on annuity sales than on life insurance sales. The Company spent the greater part of 2003 and 2004 revamping its domestic life operations by changing the way it contracts distribution for life business, eliminating products and distribution that have not contributed significantly to earnings, and creating new and competitive products. A new single premium universal life ("SPUL") product was launched at the end of 2003 accounting for the majority of the increase in domestic universal life insurance sales thus far in 2005. With the introduction of the SPUL product and the discontinued marketing of smaller premium and volume life insurance policies, the Company has seen an increase in the average amount of per policy coverage purchased from $97,000 in 2004 to $108,000 in 2005 year-to-date. The Company is currently developing an equity-indexed universal life product for its domestic markets and anticipates incremental sales activity associated with this product to begin toward the end of the third calendar quarter of 2005.

The following table sets forth information regarding the Company's life insurance in force for each date presented.
	Insurance In Force as of June 30,

	2005	2004

	($ in thousands)
Universal life:
Number of policies	81,400	85,510
Face amounts	$8,165,030	8,511,030

Traditional life:
Number of policies	56,140	58,420
Face amounts	$1,695,510	1,570,830

Equity-indexed life:
Number of policies	13,320	9,080
Face amounts	$2,691,930	1,798,540

Rider face amounts	$1,486,620	1,370,390

Total life insurance:
Number of policies	150,860	153,010
Face amounts	$14,039,090	13,250,790

While the total number of policies in force declined year over year, the face amount of insurance coverage in force increased by approximately $800 million. This reflects the Company's changing business mix toward international life sales and a change in emphasis domestically toward larger policies. The international life products typically have larger average face amounts of coverage per policy due to the higher net worth of the individuals purchasing these products. The average face amount of coverage for international life product sales in the first six months of 2005 was approximately $234,000 while the average face amount of coverage for domestic life product sales was roughly $108,000. The domestic life insurance in force is comprised substantially of discontinued policies having lower face amounts of coverage. These policies are lapsing at a rate faster than the larger per policy face amounts currently written are being added to the block of business.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)

Equity-indexed annuities and
other fixed deferred annuities	$144,733	251,249	285,351	510,801
Immediate annuities	8,534	7,458	16,200	22,121

Totals	$153,267	258,707	301,551	532,922

Annuity sales for the second quarter of 2005 were 41% lower than the comparable period in 2004. Year-to-date sales thus far in 2005 were 43% lower than 2004 sales. Annuity sales in the first half of 2004 represented the tail end of the explosion in fixed annuity sales that began in 2003 when the Company achieved nearly $1.2 billion in sales. Annuity sales in the first half of 2004 closely maintained the pace of 2003 in reaching $533 million. However, the sales pace for the last six months of 2004 reduced to a level of $362 million. Annuity sales in the fourth quarter of 2004 were $159 million. The lower sales level reflects interest rates continuing to hover at historical lows, investors returning to alternative investment vehicles, and the Company managing its targeted levels of risk and statutory capital and surplus.

The sizable increase in annuity sales volume in 2003 and 2004 required a greater level of asset/liability analysis. The Company has monitored its asset/liability matching within the self-constraints of desired capital levels, given the increased attention rating agencies have placed in this area. Despite the significant increase in new business, the Company's capital level remains substantially above industry averages and regulator targets.

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

The following table sets forth information regarding annuities in force for each date presented.
	Annuities In Force as of June 30,

	2005	2004

	($ in thousands)

Equity-indexed annuities
Number of policies	25,430	20,720
GAAP annuity reserves	$1,473,330	1,182,820

Other deferred annuities
Number of policies	85,330	86,530
GAAP annuity reserves	$2,730,710	2,657,980

Immediate annuities
Number of policies	12,540	12,510
GAAP annuity reserves	$248,790	238,910

Total annuities
Number of policies	123,300	119,760
GAAP annuity reserves	$4,452,830	4,079,710

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

Consolidated Operations

Revenues: The following details Company revenues.
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)

Traditional life and annuity premiums	$3,932	3,633	7,413	7,021
Universal life and annuity
contract revenues	24,642	22,882	48,590	43,887
Net investment income
excluding derivatives	81,966	76,661	158,634	147,756
Other income	2,319	2,476	4,552	4,607

Operating revenues	112,859	105,652	219,189	203,271
Derivative gains (losses)	(2,478)	(186)	(16,400)	1,200
Realized gains
on investments	7,616	2,013	8,584	3,472

Total revenues	$117,997	107,479	211,373	207,943

Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. These are product lines that the Company has not put as much of an emphasis on relative to interest sensitive products, particularly in its international life insurance operations. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances. Product sales have remained consistent from 2004 to 2005 with the block of business in force, particularly international universal life products, growing steadily. This contributes to higher revenues in the form of cost of insurance charges which were $15.7 million in the second quarter of 2005 compared to $14.9 million in 2004, respectively. Six month figures were $31.2 million compared to $29.6 million for 2005 and 2004. Surrender charges assessed against policyholder account balances upon withdrawal increased to $7.0 million from $6.7 million for the three months ended June 30, 2005 and 2004 and to $13.1 million in the first six months of 2005 versus $11.4 million for the same time period in 2004.

A detail of net investment income is provided below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)

Gross investment income:
Debt securities	$73,443	69,015	145,086	134,399
Mortgage loans	2,324	3,547	4,966	6,739
Policy loans	1,588	1,593	3,176	3,220
Other investment income	4,956	2,959	6,469	4,435

Total investment income	82,311	77,114	159,697	148,793
Investment expenses	345	453	1,063	1,037

Net investment income
(excluding derivatives)	81,966	76,661	158,634	147,756

Derivative gains (losses)	(2,478)	(186)	(16,400)	1,200

Net investment income	$79,488	76,475	142,234	148,956

Net investable cash flow is primarily invested in investment grade debt securities, which represent 91% of the total investment income for the six months ended June 30, 2005. For the first six months ended June 30, investment income generated from mortgage loans has decreased 26% in 2005 compared to 2004 due to the decline in the mortgage loan portfolio caused by the low interest rate environment over the past several years. Interest rates have fallen below the Company's minimum rate required for mortgage loan funding and the current environment has also enduced pre-payment of loans. Despite the drop in interest rate levels, the Company still generated higher overall net investment earnings, excluding derivatives, due to higher levels of invested assets. Other investment income for the three months ended June 30, 2005, includes $2.3 million relating to a profit distribution received by The Westcap Corporation, a wholly owned subsidiary, from a joint venture investment. Derivative gains and losses fluctuate with the performance of the S&P 500® Composite Stock Price Index ("S&P 500 Index®").

Net investment income performance is analyzed excluding derivative income, which is a common practice in the insurance industry, in order to assess underlying profitability and results from ongoing operations. Net investment income performance is summarized as follows:
	Six Months Ended June 30,

	2005	2004

	(In thousands except percentages)

Excluding derivatives:

Net investment income	$158,634	147,756
Average invested assets, at amortized cost	$5,101,518	4,556,932
Annual yield on average invested assets	6.22%	6.48%

Including derivatives:

Net investment income	$142,234	148,956
Average invested assets, at amortized cost	$5,156,932	4,596,341
Annual yield on average invested assets	5.52%	6.48%

The yield, excluding derivatives, on average invested assets has declined from 6.48% for the six months ended June 30, 2004 to 6.22% for the first six months ended in 2005. This drop in yield is due to the overall interest rate declines in the market which result in the Company obtaining lower yields on new business investments.

Other income primarily pertains to the Company's operations involving a nursing home. Revenues associated with this operation were $2.2 million and $2.1 million for the three months ended June 30, 2005 and 2004, respectively, and $4.3 million and $4.1 million for the six months ended June 30, 2005 and 2004, respectively.

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
	June 30,	December 31,	June 30,	December 31,

	2005	2004	2004	2003

S&P 500 Index® performance:
Period closing value	$1,191	1,212	1,141	1,112
Daily average value	$1,181	1,131	1,123	965

Derivative gains (losses)	$(16,400)		1,200

Index options lost value during 2005 as the S&P 500 Index® performance slowed over the previous year end value. The six months ending June 30, 2005 reported a loss of $16.4 million compared to a gain of $1.2 million for the six months ending June 30, 2004. The comparable three month amounts were losses of $2.5 million and $0.2 million for June 30, 2005 and 2004, respectively. Index options are intended to act as hedges to match closely the returns on the S&P 500 Index®. With an increase or decrease in this index, the index option values likewise increase or decrease. While income from index options decreased, the contract interest expense for the Company's equity-indexed products was also decreased.

Realized investment gains of $7.6 million and $2.0 million were recorded in the three months ended June 30, 2005 and 2004, respectively. The net gains recorded during 2005 resulted from sales of bond securities totaling $1.2 million and real estate sales of $6.5 million. Netted against the gains is an impairment writedown in the amount of $0.2 million resulting from a decrease in expected cash flows related to an asset-backed bond investment. The gains recorded during the three months ended June 30, 2004 are primarily from sales of bond securities amounting to $1.8 million, the release of a valuation allowance of $0.7 million, relating to a mortgage loan no longer impaired and the recognition of a realized gain on the sale of real estate totaling $0.2 million. No impairment writedowns were recorded in the first six months of 2004. Realized investment gains for the six months ended June 30, 2005 and 2004 totaled $8.6 million and $3.5 million, respectively.

Benefits and Expenses.  The following details benefits and expenses.
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)

Life and other policy benefits	$9,432	7,505	20,660	16,909
Amortization of deferred policy
acquisition costs	22,325	24,071	41,399	44,791
Universal life and annuity
contract interest	39,172	42,824	66,527	80,503
Other operating expenses	11,098	3,766	22,141	14,201

Totals	$82,027	78,166	150,727	156,404

Policy benefits increased in the second quarter of 2005 with the Company reporting $7.0 million of death claims compared to $5.2 million for the same three months ended in 2004. Six month figures reflected death claims of $16.8 million and $12.4 million for 2005 and 2004, respectively. The Company's mortality experience over the past several years has generally been consistent with its product pricing assumptions.

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

Amortization of deferred policy acquisition costs totaled $22.3 million for the three months ended June 30, 2005 compared to $24.1 million for the same three months ended in 2004. Six month figures reflected $41.4 million and $44.8 million for 2005 and 2004, respectively. The decrease in 2005 amortization is attributable to decreased gross profits in the current quarter and six months ended June 30, 2005 compared to the same period in 2004 relative to mortality experience as noted above. Amortization reflects the substantial increase in the Company's business over the past couple of years and increased gross profits due to the deferral of annuity sales inducements. The increase in international life sales has caused an increase in life insurance in force from $10.0 billion in 2001 to $14.0 billion at June 30, 2005. In addition, annuity sales activity has increased the number of active annuity contracts from 119,800 at June 30, 2004, to 123,300 at June 30, 2005. See additional discussions of amortization relative to the Company's lines of business included in the segment discussion following this section.

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

The Company's approximated average credited rates are as follows:
	Six Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Excluding derivative products)		(Including derivative products)

Annuity	3.33%	4.17%	2.43%	3.37%
Interest sensitive life	4.73%	4.83%	4.93%	3.34%

Contract interest also includes the performance of the equity-index component of the Company's derivative products. As previously noted, the recent market performance of these equity-index features for the six months ended June 30, 2005, decreased contract interest expenses while also decreasing the Company's investment income given the hedge nature of the options purchased for these products.

Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, and expenses of operations involving a nursing home. The nursing home expenses were $1.9 million and $1.7 million for the second quarters of 2005 and 2004, respectively, and $3.8 million and $3.5 million in the first six months of 2005 and 2004, respectively. The three months ended June 30, 2004 reflect a reduction in expenses of $6.5 million due to the final payments of $3.2 million related to a lawsuit settlement which was previously accrued at $9.7 million.

Federal Income Taxes: Federal income taxes on earnings from continuing operations reflect effective tax rates of 33.5% and 33.4% for the first six months of 2005 and 2004, respectively. The three months ended June 30, 2005 and 2004 rates were 33.0% and 32.8%, respectively. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the three months and six months ended June 30, 2005 and 2004 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Segment earnings:
Three months ended:

June 30, 2005	$1,596	2,936	11,481	3,134	19,147

June 30, 2004	$1,345	2,633	12,501	1,924	18,403

Six months ended:

June 30, 2005	$2,127	5,925	22,874	3,794	34,720

June 30, 2004	$1,840	4,675	23,013	2,543	32,071

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$6,035	5,635	12,116	11,208
Net investment income	4,849	4,982	9,827	10,009
Other income	8	2	16	5

Total premiums and other revenue	10,892	10,619	21,959	21,222

Benefits and expenses:
Life and other policy benefits	3,610	2,601	8,270	6,724
Amortization of deferred policy
acquisition costs	614	1,934	1,832	3,189
Universal life insurance contract
interest	2,188	2,073	4,369	4,289
Other operating expenses	2,099	1,998	4,299	4,262

Total benefits and expenses	8,511	8,606	18,770	18,464

Segment earnings before Federal
income taxes	2,381	2,013	3,189	2,758

Provision for Federal income taxes	785	668	1,062	918

Segment earnings	$1,596	1,345	2,127	1,840

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
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)

Universal life insurance revenues	$4,316	4,099	8,903	8,163
Traditional life insurance premiums	1,926	1,971	3,689	3,836
Reinsurance premiums	(207)	(435)	(476)	(791)

Totals	$6,035	5,635	12,116	11,208

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual universal life premiums collected are detailed below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)

Universal life insurance:
First year and single premiums	$3,523	2,220	7,389	3,837
Renewal premiums	3,552	3,592	7,316	7,370

Totals	$7,075	5,812	14,705	11,207

The domestic life segment reported earnings of $2.1 million for the first six months of 2005 compared to $1.8 million for the same period in 2004. The three months ended June 30, 2005 and 2004 reflected earnings of $1.6 million and $1.3 million, respectively. Policy benefits for the three months ended June 30, 2005 and 2004 were $3.6 million and $2.6 million while six month figures were $8.3 million and $6.7 million, respectively. Amortization costs were $0.6 million and $1.9 million for the three months and $1.8 million and $3.2 million for the six months ended June 30, 2005 and 2004, respectively. Other operating expenses were $2.1 million in the three months ended June 30, 2005 compared to $1.9 million in 2004. The face amount of domestic life insurance in force has declined from $2.6 billion at June 30, 2004 to $2.4 billion at June 30, 2005.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$17,305	16,174	34,342	32,299
Net investment income	5,752	5,316	11,090	10,957
Other income	18	-	32	-

Total premiums and other revenue	23,075	21,490	45,464	43,256

Benefits and expenses:
Life and other policy benefits	5,068	3,986	11,051	8,772
Amortization of deferred policy
acquisition costs	5,931	6,126	10,845	12,502
Universal life insurance contract
interest	4,971	4,666	8,583	9,095
Other operating expenses	2,772	2,816	6,101	5,881

Total benefits and expenses	18,742	17,594	36,580	36,250

Segment earnings before Federal
income taxes	4,333	3,896	8,884	7,006

Provision for Federal income taxes	1,397	1,263	2,959	2,331

Segment earnings	$2,936	2,633	5,925	4,675

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)

Universal life insurance revenues	$17,662	16,642	35,063	33,031
Traditional life insurance premiums	2,413	2,000	4,474	3,807
Reinsurance premiums	(2,770)	(2,468)	(5,195)	(4,539)

Totals	$17,305	16,174	34,342	32,299

International operations have emphasized universal life policies over traditional life insurance products. Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual universal life premiums collected are detailed below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)

Universal life insurance:
First year and single premiums	$8,190	9,259	15,696	16,974
Renewal premiums	17,230	14,622	32,493	27,592

Totals	$25,420	23,881	48,189	44,566

The Company's international life operations have been a significant part of the Company's business as evidenced by the growth in collected premiums. The Company reported increased sales of equity-indexed universal life products for international life operations with collected premiums approximating $20.9 million and $16.1 million for the six months ended 2005 and 2004, respectively. The first three and six months of 2005 reflected increased policy benefits of $5.1 million and $11.1 million compared to $4.0 million and $8.8 million for the same periods in 2004; however, policy benefits are prone to variation from reporting period to reporting period and are not necessarily indicative of a trend.

A detail of net investment income for international life insurance operations is provided below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)

Net investment income
(excluding derivatives)	$5,860	5,651	11,693	11,342
Derivative losses	(108)	(335)	(603)	(385)

Net investment income	$5,752	5,316	11,090	10,957

Net investment income excluding derivatives increased slightly in the three months ended June 30 and the first six months of 2005 compared to 2004 resulting from greater investment balances associated with the Company's growth in business.

As the international life insurance in force continues to grow, the Company anticipates operating earnings to similarly increase. The amount of international life insurance in force has grown from $10.7 billion at June 30, 2004, to $11.6 billion at June 30, 2005.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's annuities and investment contracts are available to international residents, such sales are currently small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$5,234	4,706	9,545	7,401
Net investment income	64,487	63,645	116,158	124,811
Other income	95	403	182	458

Total premiums and other revenue	69,816	68,754	125,885	132,670

Benefits and expenses:
Policy benefits	754	918	1,339	1,413
Amortization of deferred policy
acquisition costs	15,780	16,011	28,722	29,100
Annuity contract interest	32,013	36,085	53,575	67,119
Other operating expenses	4,313	(2,780)	7,950	546

Total benefits and expenses	52,860	50,234	91,586	98,178

Segment earnings before Federal
income taxes	16,956	18,520	34,299	34,492

Provision for Federal income taxes	5,475	6,019	11,425	11,479

Segment earnings	$11,481	12,501	22,874	23,013

Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)

Surrender charges	$4,408	3,994	7,895	5,966
Payout annuity and other revenues	817	702	1,633	1,417
Traditional annuity premiums	9	10	17	18

Totals	$5,234	4,706	9,545	7,401

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Annuity deposits have decreased in the current year relative to the prior year as equity-indexed and other deferred annuities sales have declined from the sales levels of 2004 in conjunction with uncertainty in market interest rate direction. Actual annuity deposits collected for the three months and six months ended June 30, 2005 and 2004 are detailed below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)

Equity-indexed annuities	$84,239	158,990	159,088	316,029
Other deferred annuities	56,752	94,911	116,549	195,363
Immediate annuities	8,500	5,986	15,019	16,671

Totals	$149,491	259,887	290,656	528,063

Equity-indexed products sales typically follow the stock market in that sales are higher when confidence is high in the stock market and lower if the stock market is showing poor performance. Sales of these products decreased 47% during the quarter ended June 30, 2005 compared to the three months ended June 30, 2004. Six month figures are down 50% in 2005 compared to 2004. Since the Company does not offer variable products or mutual funds, these equity-indexed products provide an interest crediting alternative to the Company's other fixed rate annuity products.

Other deferred annuity deposits decreased during the three and six months ended June 30, 2005 versus June 30, 2004 with $56.8 million and $116.5 million collected in 2005 as compared to $94.9 million and $195.4 million in 2004, respectively. As a selling inducement, many of the deferred products include a first year interest bonus in addition to a base interest rate. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred and amortized over future periods amounted to approximately $6.3 million and $7.9 million during the three months ended June 30, 2005 and 2004, respectively. Six month figures totaled $10.3 million and $16.3 million for 2005 and 2004, respectively. The 2004 figures reflected a significant increase in fixed annuity sales experienced by the Company that began in 2003. The lower sales level in 2005 reflects investor preferences resulting from the continued low interest rate environment and the Company managing its business growth levels.

A detail of net investment income for annuity operations is provided below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)

Net investment income
(excluding derivatives)	$66,857	63,536	131,955	123,226
Derivative gains (losses)	(2,370)	109	(15,797)	1,585

Net investment income	$64,487	63,645	116,158	124,811

Net investment income excluding derivatives increased from $123.2 million to $132.0 million for the six months ended June 30, 2004 and 2005, respectively, due to the increase in the segment asset portfolio relating to new business. Derivative gains and losses fluctuate from period to period based on the S&P 500 Index® performance.

The Company is required to periodically adjust deferred policy acquisition amortization factors for actual experience that varies from assumptions. Amortization for the quarter ended June 30, 2005 was $15.8 million compared to $16.0 million for the three months ended June 30, 2004. Six month comparable amounts were $28.7 million and $29.1 million for June 30, 2005 and 2004, respectively. Increased amortization in 2004 is due in part to increased gross profits in 2004. Such increased gross profits resulted from greater spreads on interest sensitive annuity products, higher capital gains in the first six months of 2004 as well as reductions in credited rates over the same period.

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
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)

Equity-indexed annuities	$11,712	5,962	7,109	11,412
All other annuities	25,030	36,227	53,758	68,949

Gross contract interest	36,742	42,189	60,867	80,361
Bonus interest deferred and capitalized	(6,253)	(7,873)	(10,322)	(16,305)
Bonus interest amortization	1,524	1,769	3,030	3,063

Total contract interest	$32,013	36,085	53,575	67,119

Other operating expenses in the three and six months ended June 30, 2004 reflect a $6.5 million lawsuit settlement reduction representing the difference of $9.7 million accrued in 2003 versus actual settlement payments made of $3.2 million in 2004.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Other Operations includes net investment income for the three months ended June 30, 2005 of $2.3 million relating to a profit distribution received from a joint venture investment. Nursing home operations generated $0.5 million and $0.6 million of operating earnings in the first six months of 2005 and 2004, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the prudent handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of June 30, 2005 and December 31, 2004. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.
	Composition of Investments

	June 30, 2005		December 31, 2004

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Debt securities	$5,076,350	94.5	$4,889,330	93.8
Mortgage loans	116,747	2.2	124,712	2.4
Policy loans	86,877	1.6	88,448	1.7
Derivatives	35,873	0.7	42,156	0.8
Equity securities	20,126	0.4	20,051	0.4
Real estate	13,794	0.2	17,224	0.3
Other	21,342	0.4	28,478	0.6

Totals	$5,371,109	100.0	$5,210,399	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations ("CMOs"). As of June 30, 2005 and December 31, 2004, the Company's debt securities portfolio consisted of the following:
	Composition of Debt Securities

	June 30, 2005		December 31, 2004

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Corporate	$2,253,384	44.4	$2,208,003	45.2
Mortgage-backed securities	1,656,282	32.6	1,558,566	31.9
Public utilities	664,667	13.1	627,706	12.8
U.S. government/agencies	247,078	4.9	219,845	4.5
Asset-backed securities	178,358	3.5	201,347	4.1
States & political subdivisions	44,967	0.9	42,335	0.9
Foreign governments	31,614	0.6	31,528	0.6

Totals	$5,076,350	100.0	$4,889,330	100.0

The Company's investment guidelines prescribe limitations as a percent of the total investment portfolio by type of security and all holdings were within these threshold limits at June 30, 2005. The Company has expanded its holdings of corporate and mortgage-backed securities given attractive yields and spreads. Because the Company's holdings of mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing primarily in collateralized mortgage obligations, which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I ("PAC I") and sequential tranches are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

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
	June 30, 2005		December 31, 2004

	Amount	%	Amount	%

	(In thousands)		(In thousands)

AAA and U.S. government	$2,162,120	42.6	$2,028,055	41.5
AA	197,320	3.9	179,397	3.7
A	1,357,242	26.7	1,383,176	28.3
BBB	1,211,519	23.9	1,160,772	23.7
BB and other below investment grade	148,149	2.9	137,930	2.8

Totals	$5,076,350	100.0	$4,889,330	100.0

The Company does not purchase below investment grade securities. Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities. During the first six months of 2005, the Company's percentage of below investment grade securities increased as a percentage of invested assets. The increase in carrying value at June 30, 2005 is a result of two issuer downgrades. Overall, the Company's holdings of below investment grade securities are lower than industry averages and are a small percentage of total invested assets. These holdings are summarized below.

	Below Investment Grade Debt Securities

			Estimated	% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets

	(In thousands except percentages)

June 30, 2005	$146,350	148,149	146,848	2.8%

December 31, 2004	$132,617	137,930	137,503	2.6%

December 31, 2003	$162,237	165,298	164,531	3.6%

Impairment writedowns totaling $0.4 million were recognized in the first six months of 2005. No impairment writedowns were recorded during the first six months of 2004. The writedowns resulted from an additional impairment on one issuer due to continued market value decline reported in the first quarter of 2005 in the amount of $0.2 million and $0.2 million recorded in the three months ended June 30, 2005 due to impairment recognition of an asset-backed security.

The Company is closely monitoring its other below investment grade holdings. While losses are not currently anticipated based on the existing status and condition of these securities, continued credit deterioration of some securities is possible, which may result in further writedowns. Holdings in below investment grade securities by category are summarized below.
Below Investment Grade Debt Securities as of June 30, 2005

	Amortized	Carrying	Fair
Investment Category	Cost	Value	Value

	(In thousands)

Utilities/Energy	$40,225	42,259	42,778
Manufacturing	26,282	24,150	24,150
Retail	23,438	24,340	24,340
Transportation	13,030	14,020	14,020
Auto finance	11,201	10,899	10,230
Telecommunications	9,992	9,350	9,350
CBO/Asset-backed	9,533	10,586	9,149
Healthcare	4,985	5,147	5,147
Other	7,664	7,398	7,684

Totals	$146,350	148,149	146,848

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

As shown in the table below, at June 30, 2005, approximately 33% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide the Company flexibility to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.
			Net
	Fair	Amortized	Unrealized
	Value	Cost	Gains

	(In thousands)
Securities held to maturity:
Debt securities	$3,500,619	3,392,075	108,544
Securities available for sale:
Debt securities	1,684,275	1,621,805	62,470
Equity securities	20,126	12,685	7,441

Totals	$5,205,020	5,026,565	178,455

In accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company may under certain conditions transfer a debt security from held to maturity to available for sale. No securities were transferred during the three or six months ended June 30, 2005 or 2004.

Proceeds from sales of securities available for sale totaled $9.6 million and $15.4 million which resulted in realized gains of $0.5 million and $1.1 million during the second quarter of 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, respectively, proceeds from sales of securities available for sale totaled $11.9 million and $18.9 million. These sales resulted in realized gains of $1.0 million for both 2005 and 2004. During the first six months of 2005, two securities were sold from the held to maturity portfolio due to credit deterioration with amortized cost of $10.0 million resulting in a realized gain of $0.9 million. During the first six months of 2004, two bonds were sold from the held to maturity portfolio due to credit deterioration with amortized book value of $8.0 million with the sales resulting in realized gains of $0.7 million.

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

The Company held net investments in mortgage loans totaling $116.7 million and $124.7 million at June 30, 2005 and December 31, 2004, respectively. The diversification of the portfolio by geographic region and by property type was as follows:
	June 30, 2005		December 31, 2004

Geographic Region:	Amount	%	Amount	%

	(In thousands)		(In thousands)

West South Central	$69,812	59.8	$74,765	59.9
Mountain	16,062	13.7	19,020	15.3
Pacific	11,651	10.0	11,954	9.6
South Atlantic	5,934	5.1	5,284	4.2
East South Central	2,987	2.6	3,686	3.0
All other	10,301	8.8	10,003	8.0

Totals	$116,747	100.0	$124,712	100.0

	June 30, 2005		December 31, 2004

Property Type:	Amount	%	Amount	%

	(In thousands)		(In thousands)

Retail	$80,326	68.8	$87,941	70.5
Office	23,016	19.7	24,740	19.8
Hotel/Motel	6,864	5.9	4,974	4.0
Land/Lots	6,502	5.6	7,017	5.6
All other	39	-	40	0.1

Totals	$116,747	100.0	$124,712	100.0

The Company does not recognize interest income on impaired loans which is deemed to be uncollectible. There was no interest income unrecognized at June 30, 2005 and 2004. As of December 31, 2004, the allowance for possible losses on mortgage loans was $0.4 million. During the first quarter of 2005, this allowance was released due to the sale of the impaired loan for which the allowance had been established.

The Company's real estate investments totaled approximately $13.7 million and $17.2 million at June 30, 2005 and December 31, 2004, respectively, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of the Company. The Company recognized operating income on these properties of approximately $0.6 million and $0.9 million for the six months ended June 30, 2005 and 2004, respectively. Properties with a carrying value of $3.3 million were sold during the three months ended June 30, 2005, resulting in a realized gain of $6.5 million. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. There were no writedowns in the first six months of 2005 or 2004 associated with these properties.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	June 30,	March 31,	December 31,
	2005	2005	2004

	(In thousands except percentages)

Debt securities - fair value	$5,184,894	5,027,351	4,982,308
Debt securities - amortized cost	$5,013,880	4,958,664	4,829,091
Fair value as a percentage of amortized cost	103.41%	101.39%	103.17%
Unrealized gains	$171,014	68,687	153,217
Ten-year U.S. Treasury bond - increase (decrease)
in yield for the quarter	(0.57)%	0.10%

	Unrealized Gain Balance

				Qtr	YTD
	At	At	At	Change in	Change in
	June 30,	March 31,	December 31,	Unrealized	Unrealized
	2005	2005	2004	Gains	Gains

Debt securities held to
maturity	$108,544	40,664	92,978	67,880	15,566
Debt securities available
for sale	62,470	28,023	60,239	34,447	2,231

Totals	$171,014	68,687	153,217	102,327	17,797

Changes in interest rates typically have a significant impact on the fair values of the Company's debt securities. Market interest rates of the ten-year U.S. Treasury bond during the quarter decreased approximately 57 basis points from March 31, 2005. The change in interest rate level caused an increase in unrealized gains of $102.3 million on a portfolio of approximately $5.2 billion. The Company would expect similar results in the future from any significant upward or downward movement in market rates. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's balance sheet.

The Company manages interest rate risk through ongoing cash flow testing required for insurance regulatory purposes. Computer models are used to perform cash flow testing under various commonly used stress test interest rate scenarios to determine if existing assets would be sufficient to meet projected liability outflows. Sensitivity analysis allows the Company to measure the potential gain or loss in fair value of its interest-sensitive instruments and to protect its economic value and achieve a predictable spread between what is earned on invested assets and what is paid on liabilities. The Company seeks to minimize the impact of interest risk through surrender charges that are imposed to discourage policy surrenders. Interest rate changes can be anticipated in the computer models and the corresponding risk addressed by management actions affecting asset and liability instruments. However, potential changes in the values of financial instruments indicated by hypothetical interest rate changes will likely be different from actual changes experienced, and the differences could be significant.

The Company performed a detailed sensitivity analysis as of December 31, 2004, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the second quarter of 2005 were reasonable given the expected range of results of this analysis.

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

The actual amounts paid by product line in connection with surrenders and withdrawals for the quarters ended June 30 are noted in the table below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)

Product Line:
Traditional Life	$1,303	1,612	2,649	3,506
Universal Life	7,188	7,963	14,695	14,185
Annuities	83,728	82,379	156,106	152,506

Total	$92,219	91,954	173,450	170,197

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $77.7 million and $47.6 million for the six months ended June 30, 2005 and 2004, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $242.2 million and $231.2 million for the six months ended June 30, 2005 and 2004, respectively. These cash flow items could be reduced if interest rates rise. Net cash inflows from the Company's universal life and investment annuity deposit product operations totaled $109.9 million and $326.8 million during the six months ended June 30, 2005 and 2004, respectively.

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

Impairment of Investment Securities. The Company's accounting policy requires that a decline in the value of a security below its amortized cost basis be evaluated to determine if the decline is other-than-temporary. The primary factors considered in evaluating whether a decline in value for fixed income and equity securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial conditions and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated principal and interest payments, and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery. In addition, certain securitized financial assets with contractual cash flows are evaluated periodically by the Company to update the estimated cash flows over the life of the security. If the Company determines that the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the previous estimate, then an other-than-temporary impairment charge is recognized. When a security is deemed to be impaired a charge is recorded as a net realized loss equal to the difference between the fair value and amortized cost basis of the security. Once an impairment charge has been recorded, the fair value of the impaired investment becomes its new cost basis and the Company continues to review the other-than-temporarily impaired security for appropriate valuation on an ongoing basis. Under accounting principles generally accepted in the United States of America, the Company is not permitted to increase the basis of impaired securities for subsequent recoveries in value.

As of June 30, 2005, the Company held debt securities with an outstanding balance of $14.5 million and a carrying value of $14.1 million accounted for in accordance with Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). The corresponding balances reflected as of March 31, 2005 were $12.9 million and $12.6 million, respectively. During the quarter ended June 30, 2005, an impairment of $0.2 million was recorded related to one debt security. The Company does not purchase securities meeting the requirements of this SOP 03-3; however, securities that have credit deterioration subsequent to purchase may require reporting under this accounting standard.

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

Pension benefit plan assumptions include the discount rate, the expected long-term rate of return on plan assets, and the compensation increase rate. The assumed discount rate is set based on the rates of return on high quality long-term fixed income investments currently available and expected to be available during the period to maturity of the pension benefits. The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on long-term investment policy of the plans and the various classes of the invested funds. The compensation rate increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation. These assumptions involve uncertainties and judgment and therefore actual performance may not be reflective of the assumptions.

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

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under The Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially effect the company's internal control over financial reporting. There have been no significant changes made in internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 7 "Legal Proceedings" of the accompanying financial statements included in this Form 10-Q.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 24, 2005, the stockholders voted upon the following matters at the annual stockholders meeting:

(a) The election of Class A directors to the Company's Board of Directors to serve one-year terms. The results of the voting were as follows:
	For	Against

Robert L. Moody	2,695,161	394,007
Harry L. Edwards	2,691,785	397,383
Stephen E. Glasgow	3,049,089	40,079
E.J. Pederson	3,049,128	40,040

(b) The election of Class B directors to the Company's Board of Directors to serve one-year terms. The results of the voting were as follows:
	For	Against

E. Douglas McLeod	200,000	-
Charles D. Milos	200,000	-
Frances A. Moody Dahlberg	200,000	-
Ross R. Moody	200,000	-
Russell S. Moody	200,000	-
Louis E. Pauls, Jr.	200,000	-

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 11	-	Computation of Earnings Per Share (filed on page __ and __ of this report).

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On May 6, 2005, the Company filed a Current Report on Form 8-K dated May 6, 2005 under Items 2.02 and 9.01 thereof in connection with a news release reporting National Western Life Insurance Company's operating and financial results for the first quarter of 2005. A copy of the news release was furnished with the Form 8-K.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: August 5, 2005	/S/ Ross R. Moody

Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: August 5, 2005	/S/ Brian M. Pribyl

Brian M. Pribyl
Senior Vice President,
Chief Financial & Administrative
Officer and Treasurer
(Principal Financial Officer)

Date: August 5, 2005	/S/ Kay E. Osbourn

Kay E. Osbourn
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)