Form 10-Q
period 2005-09-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2005-11-09
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ √ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ √ ]

As of November 4, 2005, the number of shares of Registrants common stock outstanding was: Class A - 3,411,814 and Class B - 200,000.

INDEX

Part I. Financial Information:		Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
September 30, 2005 (Unaudited) and December 31, 2004

Condensed Consolidated Statements of Earnings
For the Three Months Ended September 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Earnings
For the Nine Months Ended September 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Nine Months Ended September 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004 (Unaudited)

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

Signatures

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	September 30,	December 31,
ASSETS	2005	2004

Investments:
Securities held to maturity, at amortized cost	$3,458,795	3,274,134
Securities available for sale, at fair value	1,735,412	1,635,247
Mortgage loans, net of allowances for possible
losses ($0 and $368)	113,061	124,712
Policy loans	86,227	88,448
Derivatives	37,686	42,156
Other long-term investments	30,622	45,702

Total investments	5,461,803	5,210,399

Cash and short-term investments	52,591	50,194
Deferred policy acquisition costs	610,812	582,218
Deferred sales inducements	75,397	62,240
Accrued investment income	60,552	58,272
Other assets	36,434	28,362

	$6,297,589	5,991,685

Note: The condensed consolidated balance sheet at December 31, 2004, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2005	2004

LIABILITIES:
Future policy benefits:
Traditional life and annuity contracts	$139,180	141,049
Universal life and annuity contracts	5,117,585	4,885,809
Other policyholder liabilities	90,629	75,237
Federal income tax liability:
Current	-	4,303
Deferred	40,407	38,754
Other liabilities	47,304	37,861

Total liabilities	5,435,105	5,183,013

COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,411,814 and
3,384,215 issued and outstanding in 2005 and 2004	3,412	3,384
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2005 and 2004	200	200
Additional paid-in capital	37,498	33,834
Accumulated other comprehensive income	15,070	25,419
Retained earnings	806,304	745,835

Total stockholders' equity	862,484	808,672

	$6,297,589	5,991,685

Note: The condensed consolidated balance sheet at December 31, 2004, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2005 and 2004
(Unaudited)
(In thousands, except per share amounts)

	2005	2004

Premiums and other revenue:
Traditional life and annuity premiums	$3,378	3,402
Universal life and annuity contract revenues	24,756	23,686
Net investment income	87,893	64,068
Other income	2,570	4,446
Realized gains (losses) on investments	1,430	(1,510)

Total premiums and other revenue	120,027	94,092

Benefits and expenses:
Life and other policy benefits	9,278	7,967
Amortization of deferred policy acquisition costs	24,298	21,316
Universal life and annuity contract interest	43,237	32,811
Other operating expenses	12,340	10,339

Total benefits and expenses	89,153	72,433

Earnings before Federal income taxes	30,874	21,659

Provision for Federal income taxes:
Current	9,157	10,951
Deferred	1,548	(3,587)

Total Federal income taxes	10,705	7,364

Net earnings	$20,169	14,295

Basic Earnings Per Share	$5.59	4.01

Diluted Earnings Per Share	$5.53	3.96

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(In thousands, except per share amounts)

	2005	2004

Premiums and other revenue:
Traditional life and annuity premiums	$10,791	10,423
Universal life and annuity contract revenues	73,346	67,573
Net investment income	230,127	213,024
Other income	7,122	9,053
Realized gains on investments	10,014	1,962

Total premiums and other revenue	331,400	302,035

Benefits and expenses:
Life and other policy benefits	29,938	24,876
Amortization of deferred policy acquisition costs	65,697	66,107
Universal life and annuity contract interest	109,764	113,314
Other operating expenses	34,481	24,540

Total benefits and expenses	239,880	228,837

Earnings before Federal income taxes and cumulative effect of
change in accounting principle	91,520	73,198

Provision for Federal income taxes:
Current	27,041	22,724
Deferred	4,010	1,851

Total Federal income taxes	31,051	24,575

Earnings before cumulative effect of change in accounting principle	60,469	48,623

Cumulative effect of change in accounting principle, net of
$29,452 of Federal income taxes	-	54,697

Net earnings	60,469	103,320

Basic Earnings Per Share:
Earnings before cumulative effect of change in accounting principle	$16.80	13.66
Cumulative effect of change in accounting principle	-	15.36

Net earnings	$16.80	29.02

Diluted Earnings Per Share:
Earnings before cumulative effect of change in accounting principle	$16.64	13.50
Cumulative effect of change in accounting principle	-	15.19

Net earnings	$16.64	28.69

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2005 and 2004
(Unaudited)
(In thousands)

	2005	2004

Net earnings	$20,169	14,295

Other comprehensive income (loss) net of effects of
deferred policy acquisition costs and taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(10,854)	11,917
Reclassification adjustment for (gains) losses included in net earnings	(799)	1,480
Amortization of net unrealized losses related to transferred securities	17	9
Net unrealized gains on securities transferred during the period from
held to maturity to available for sale	202	167

Net unrealized gains (losses) on securities	(11,434)	13,573

Foreign currency translation adjustments	150	231

Other comprehensive income (loss)	(11,284)	13,804

Comprehensive income	$8,885	28,099

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(In thousands)

	2005	2004

Net earnings	$60,469	103,320

Other comprehensive income (loss), net of effects of
deferred policy acquisition costs and taxes:
Net unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(9,584)	1,190
Reclassification adjustment for (gains) losses included in net earnings	(1,331)	798
Amortization of net unrealized losses related to transferred securities	29	239
Net unrealized gains on securities transferred during the period from
held to maturity to available for sale	202	167

Net unrealized gains (losses) on securities	(10,684)	2,394

Foreign currency translation adjustments	335	86

Other comprehensive income (loss)	(10,349)	2,480

Comprehensive income	$50,120	105,800

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(In thousands)

	2005	2004

Common stock:
Balance at beginning of year	$3,584	3,547
Shares exercised under stock option plan	28	31

Balance at end of period	3,612	3,578

Additional paid-in capital:
Balance at beginning of year	33,834	29,192
Shares exercised under stock option plan, net of tax benefits	2,918	2,875
Stock option expense	746	645

Balance at end of period	37,498	32,712

Accumulated other comprehensive income:
Unrealized gains on securities:
Balance at beginning of year	25,032	22,467
Change in unrealized gains (losses) during period	(10,684)	2,394

Balance at end of period	14,348	24,861

Foreign currency translation adjustments:
Balance at beginning of year	3,170	3,297
Change in translation adjustments during period	335	86

Balance at end of period	3,505	3,383

Minimum pension liability adjustment:
Balance at beginning of year	(2,783)	(2,311)
Change in minimum pension liability adjustment during period	-	-

Balance at end of period	(2,783)	(2,311)

Accumulated other comprehensive income at end of period	15,070	25,933

Retained earnings:
Balance at beginning of year	745,835	623,666
Net earnings	60,469	103,320

Balance at end of period	806,304	726,986

Total stockholders' equity	$862,484	789,209

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(In thousands)

	2005	2004

Cash flows from operating activities:
Net earnings	$60,469	103,320
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and annuity contract interest	109,764	113,314
Surrender charges and other policy revenues	(22,031)	(20,397)
Realized gains on investments	(10,014)	(1,962)
Accrual and amortization of investment income	(3,033)	(6,178)
Depreciation and amortization	1,153	1,244
Decrease in value of derivatives	9,131	32,128
Increase in deferred policy acquisition and sale inducement costs	(12,130)	(49,338)
Increase in accrued investment income	(2,281)	(4,798)
Decrease (increase) in other assets	(2,989)	2,155
Decrease in liabilities for future policy benefits	(1,869)	(1,469)
Increase in other policyholder liabilities	15,392	7,786
Increase in Federal income tax liability	79	25,219
Decrease in other liabilities	(743)	(15,087)
Decrease in accrued lawsuit settlement	-	(9,700)
Cumulative effect of change in accounting principle, before taxes	-	(84,149)
Other	350	50

Net cash provided by operating activities	141,248	92,138

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	10,337	8,749
Securities available for sale	24,242	34,587
Other investments	44,515	18,495
Proceeds from maturities and redemptions of:
Securities held to maturity	266,714	267,178
Securities available for sale	112,376	58,721
Purchases of:
Securities held to maturity	(466,563)	(629,934)
Securities available for sale	(250,498)	(281,283)
Other investments	(28,226)	(23,370)
Principal payments on mortgage loans	17,828	32,601
Cost of mortgage loans acquired	(6,836)	(6,283)
Decrease in policy loans	2,221	1,191
Other	(278)	(609)

Net cash used in investing activities	(274,168)	(519,957)

	(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(In thousands)

	2005	2004

Cash flows from financing activities:
Deposits to account balances for universal life
and annuity contracts	$476,761	761,063
Return of account balances on universal life
and annuity contracts	(343,846)	(344,587)
Issuance of common stock under stock option plan	1,835	1,874

Net cash provided by financing activities	134,750	418,350

Effect of foreign exchange	567	31

Net increase (decrease) in cash and cash equivalents	2,397	(9,438)
Cash and cash equivalents at beginning of year	50,194	68,210

Cash and cash equivalents at end of period	$52,591	58,772

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the nine month period for:
Interest	$30	31
Income taxes	30,900	28,878

Noncash investing activities:
Mortgage loans originated to facilitate sale of real estate	$-	1,360

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2005, and the results of its operations and its cash flows for the three months and nine months ended September 30, 2005 and 2004. The results of operations for the three months and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission ("SEC") internet site at www.sec.gov.

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

(2)  CHANGES IN ACCOUNTING PRINCIPLES

In July 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"). SOP 03-1 provides guidance relating to the reporting by insurance enterprises for certain contracts and insurance specific accounting issues and is effective for financial statements for fiscal years beginning after December 15, 2003. In the first quarter of 2004, the Company adopted the reserving method for its two-tier annuity products, which were issued from 1984 until 1992, in accordance with the SOP 03-1 guidance. The new reserving method under SOP 03-1 requires that the Company hold a reserve equal to the cash surrender value and establish an additional liability for expected annuitizations. The Company previously maintained reserves for two-tier annuities at the account balance value, which is substantially higher than the cash value reserve. This reserving change resulted in an adjustment decreasing reserves, less deferred acquisition costs written off, by $54.7 million, net of taxes. The amount is reflected as a change in accounting principle as of January 1, 2004. Components of the accounting change are detailed below.
Amounts

(In thousands)

Accounting change related to two-tier annuities:
Reduction in reserve for future policy benefits	$119,205
Write off of deferred acquisition costs	(35,056)

Total change, pre-tax	84,149

Federal income taxes	(29,452)

Cumulative effect of change in accounting for
two-tier annuities, net of tax	$54,697

At September 30, 2005, the Company held a reserve relating to two-tier annuities in the amount of $20.7 million as an additional liability relating to annuitization benefits. The expected annuitizations were determined based upon actual experience relating to this block of business, which is relatively seasoned and the policies are no longer issued by the Company. The issuance of this SOP did not impact the Company's accounting relating to sales inducements.

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

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment ("FAS 123(R)") which is a revision of Statement No. 123. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company currently uses the Black-Scholes-Merton option pricing model to estimate the value of employee stock options and expects to continue to use this acceptable option pricing model upon adoption of Statement No. 123(R). Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as currently required. The original effective date set by the FASB was to begin with the first fiscal quarter after June 15, 2005. The Securities and Exchange Commission announced on April 14, 2005 a six month postponement of FAS 123(R) which requires companies to apply the accounting standard beginning with the first fiscal year after June 15, 2005. The adoption of Statement No. 123(R) is not expected to have a material impact on the consolidated financial statements of the Company.

In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1"). The SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB No. 97. The SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The adoption of SOP 05-1 is not expected to have a material impact on the consolidated financials of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

(3)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The Company paid no cash dividends on common stock during the nine months ended September 30, 2005 and 2004. On October 21, 2005, the Board of Directors of the Company declared a cash dividend to stockholders on record November 1, 2005 and payable November 30, 2005. The dividends approved were $0.34 per common share to Class A stockholders and $0.17 per common share to Class B stockholders.

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
	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)

Service cost	$171	148	514	443
Interest cost	243	231	730	694
Expected return on plan assets	(227)	(209)	(682)	(626)
Amortization of prior service cost	1	1	3	3
Amortization of net loss	83	71	248	213

Net periodic benefit cost	$271	242	813	727

The Company has contributed $1.6 million to the plan in 2005. No further contributions are planned in 2005.

The Company also sponsors two non-qualified defined benefit plans. The first plan covers certain senior officers and provides benefits based on the participants' years of service and compensation. The pension obligations and administrative responsibilities of the plan are maintained by a pension administration firm, which is a subsidiary of American National Insurance Company ("ANICO"). ANICO has guaranteed the payment of pension obligations under the plan. However, the Company has a contingent liability with respect to the pension plan should these entities be unable to meet their obligations under the existing agreements. Also, the Company has a contingent liability with respect to the plan in the event that a plan participant continues employment with the Company beyond age seventy, the aggregate average annual participant salary increases exceed 10% per year, or any additional employees become eligible to participate in the plan. If any of these conditions are met, the Company would be responsible for any additional pension obligations resulting from these items. Amendments were made to the plan to allow an additional employee to participate and to change the benefit formula for the Chairman of the Company. These additional obligations are a liability to the Company. Effective December 31, 2004, this plan was frozen with respect to the continued accrual of benefits of the Chairman of the Company in order to comply with law changes under the American Jobs Creation Act of 2004 ("Act").

Effective July 1, 2005, the Company established a second non-qualified defined benefit plan for the benefit of the Chairman of the Company. This plan is intended to provide for post-2004 benefit accruals that mirror and supplement the pre-2005 benefit accruals under the previously discussed non-qualified plan, while complying with the requirements of the Act.

The following summarizes the components of net periodic pension costs related to the additional obligations of the first plan and the obligations of the second plan.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)

Service cost	$535	106	746	317
Interest cost	95	45	184	134
Amortization of prior service cost	246	72	392	218
Amortization of net loss	(1)	1	1	3

Net periodic benefit cost	$875	224	1,323	672

The Company has contributed $0.4 million to the plans in 2005. Additional contributions of approximately $0.2 million are expected to be made in 2005.

(B)  Defined Benefit Postretirement Plans

The Company sponsors two health care plans that were amended in 2004 to provide postretirement benefits to certain fully-vested individuals. The following summarizes the components of net periodic benefit cost.
	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005

	(In thousands)

Interest cost	$25	75
Amortization of prior service cost	26	77

Net periodic benefit cost	$51	152

As previously disclosed in its financial statements for the year ended December 31, 2004, the Company expects to contribute minimal amounts to the plans in 2005.

(6)  SEGMENT AND OTHER OPERATING INFORMATION

Under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas. A summary of segment information for the periods ended September 30, 2005 and 2004 is provided below.
Selected Segment Information.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

September 30, 2005:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$44,750	158,686	482,773	-	686,209
Total segment assets	362,219	611,318	5,211,284	90,998	6,275,819
Future policy benefits	303,579	432,320	4,520,866	-	5,256,765
Other policyholder liabilities	10,972	13,053	66,604	-	90,629

Three Months Ended
September 30, 2005:
Condensed Income Statements:
Premiums and contract
revenues	$5,984	17,566	4,584	-	28,134
Net investment income	5,239	6,215	75,709	730	87,893
Other income	9	23	285	2,253	2,570

Total revenues	11,232	23,804	80,578	2,983	118,597

Life and other policy benefits	3,628	4,670	980	-	9,278
Amortization of deferred
policy acquisition costs	3,421	3,502	17,375	-	24,298
Universal life and annuity
contract interest	2,227	4,557	36,453	-	43,237
Other operating expenses	2,325	3,921	4,231	1,863	12,340
Federal income taxes
(benefits)	(109)	2,461	7,446	406	10,204

Total expenses	11,492	19,111	66,485	2,269	99,357

Segment earnings (losses)	$(260)	4,693	14,093	714	19,240

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Nine Months Ended
September 30, 2005:
Condensed Income Statements:
Premiums and contract
revenues	$18,100	51,908	14,129	-	84,137
Net investment income	15,066	17,305	191,867	5,889	230,127
Other income	25	55	467	6,575	7,122

Total revenues	33,191	69,268	206,463	12,464	321,386

Life and other policy benefits	11,898	15,721	2,319	-	29,938
Amortization of deferred
policy acquisition costs	5,253	14,347	46,097	-	65,697
Universal life and annuity
contract interest	6,596	13,140	90,028	-	109,764
Other operating expenses	6,624	10,022	12,181	5,654	34,481
Federal income taxes	953	5,420	18,871	2,302	27,546

Total expenses	31,324	58,650	169,496	7,956	267,426

Segment earnings	$1,867	10,618	36,967	4,508	53,960

Selected Segment Information.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

September 30, 2004
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$47,610	140,129	444,124	-	631,863
Total segment assets	362,836	554,417	4,840,079	79,951	5,837,283
Future policy benefits	300,287	393,525	4,194,929	-	4,888,741
Other policyholder liabilities	10,733	9,630	49,922	-	70,285

Three Months Ended
September 30, 2004:
Condensed Income Statements:
Premiums and contract
revenues	$5,685	16,082	5,321	-	27,088
Net investment income	5,098	5,134	53,067	769	64,068
Other income	527	745	1,109	2,065	4,446

Total revenues	11,310	21,961	59,497	2,834	95,602

Life and other policy benefits	3,941	3,481	545	-	7,967
Amortization of deferred
policy acquisition costs	2,861	4,884	13,571	-	21,316
Universal life and annuity
contract interest	2,179	3,977	26,655	-	32,811
Other operating expenses	1,997	2,872	3,663	1,807	10,339
Federal income taxes	118	2,281	5,138	355	7,892

Total expenses	11,096	17,495	49,572	2,162	80,325

Segment earnings	$214	4,466	9,925	672	15,277

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Nine Months Ended
September 30, 2004:
Condensed Income Statements:
Premiums and contract
revenues	$16,893	48,381	12,722	-	77,996
Net investment income	15,107	16,091	177,878	3,948	213,024
Other income	532	745	1,567	6,209	9,053

Total revenues	32,532	65,217	192,167	10,157	300,073

Life and other policy benefits	10,665	12,253	1,958	-	24,876
Amortization of deferred
policy acquisition costs	6,050	17,386	42,671	-	66,107
Universal life and annuity
contract interest	6,468	13,072	93,774	-	113,314
Other operating expenses	6,259	8,753	4,209	5,319	24,540
Federal income taxes	1,036	4,612	16,617	1,623	23,888

Total expenses	30,478	56,076	159,229	6,942	252,725

Segment earnings	$2,054	9,141	32,938	3,215	47,348

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$28,134	27,088	84,137	77,996
Net investment income	87,893	64,068	230,127	213,024
Other income	2,570	4,446	7,122	9,053
Realized gains (losses) on investments	1,430	(1,510)	10,014	1,962

Total consolidated premiums and
other revenue	$120,027	94,092	331,400	302,035

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$10,204	7,892	27,546	23,888
Taxes on realized gains (losses) on
investments	501	(528)	3,505	687
Taxes on cumulative effect of change
in accounting principle	-	-	-	29,452

Total consolidated Federal
income taxes	$10,705	7,364	31,051	54,027

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)
Net Earnings:
Total segment earnings	$19,240	15,277	53,960	47,348
Realized gains (losses) on
investments, net of taxes	929	(982)	6,509	1,275
Cumulative effect of change in
accounting principle	-	-	-	54,697

Total consolidated net earnings	$20,169	14,295	60,469	103,320

	September 30,

	2005	2004

	(In thousands)
Assets:
Total segment assets	$6,275,819	5,837,283
Other unallocated assets	18,668	19,162

Total consolidated assets	$6,294,487	5,856,445

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

The Company is a defendant in several class action lawsuits, however no class has been certified to date on any of these suits. Management believes that the Company has good and meritorious defenses and intends to vigorously defend itself against these claims.

The Company is involved or may become involved in various other legal actions, in the normal course of business, in which claims for alleged economic and punitive damages have been or may be asserted, some for substantial amounts. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from potential, pending, or threatened legal actions, will have a material adverse effect on the financial condition or operating results of the Company.

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

OVERVIEW

Insurance Operations - Domestic

The Company is currently licensed to do business in all states except for New York. Products marketed are annuities, universal life insurance, equity-indexed universal life insurance and traditional life insurance, which include both term and whole life products. The majority of domestic sales are the Company's annuities, which include single and flexible premium deferred annuities, single premium immediate annuities, and equity-indexed annuities. Most of these annuities can be sold as tax qualified or non-qualified products. At September 30, 2005, the Company maintained approximately 123,500 annuity policies in force.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 9,900 independent agents contracted. Roughly 22% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper socio-economic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At September 30, 2005, the Company had approximately 64,300 international life insurance policies in force representing approximately $11.8 billion in face amount of coverage.

International applications are submitted by independent contractor broker-agents. The Company has approximately 3,400 independent international brokers currently contracted, 50% of which have submitted policy applications to the Company in the past twelve months.

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
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands)
International:
Universal life	$1,881	1,738	4,429	5,806
Traditional life	787	687	2,458	1,764
Equity-indexed life	4,836	4,681	12,874	12,668

	7,504	7,106	19,761	20,238

Domestic:
Universal life	752	460	2,182	1,393
Traditional life	108	130	301	343

	860	590	2,483	1,736

Totals	$8,364	7,696	22,244	21,974

Total life insurance sales as measured by annualized first year premiums increased 9% in the third quarter of 2005 as compared to the third quarter of 2004 and were up 1% in the first nine months of 2005 as compared to 2004. Third quarter sales were also 13% ahead of life sales reported during the second quarter of 2005.

While international life sales were down 2% for the first nine months of the year compared to 2004, third quarter sales exhibited a strong growth pattern. Much of the growth in third quarter international sales is attributable to the universal life product line which increased 46% over second quarter sales. The Company has been revamping and repricing its international universal life product portfolio over the past twelve months in order to provide more competitive products.

The Company's international life business consists of applications submitted from residents in various regions outside of the United States, the volume of which typically varies based upon changes in the socio-economic climates of these regions. Historically, the Company has experienced a simultaneous combination of rising and declining sales in various countries; however, the appeal of the Company's dollar-denominated life insurance products overcomes many of the local and national difficulties. Applications submitted from residents of South America and the Pacific Rim perennially have comprised the majority of the Company's international life insurance sales. Over the past few years, effort has been directed toward the sale of a traditional endowment form of life insurance product for residents of Eastern European countries. While business is still in a developmental phase, sales from these countries comprised over 4% of total international life insurance sales in the first nine months of the year. Year-to-date, the Company has recorded policy issues to residents outside of the United States in over thirty different countries with Latin America (85%) and the Pacific Rim (11%) making up the largest markets.

Domestic operations have generally focused more heavily on annuity sales than on life insurance sales. The Company spent the greater part of 2003 and 2004 revamping its domestic life operations by changing the way it contracts distribution for life business, eliminating products and distribution that have not contributed significantly to earnings, and creating new and competitive products. A new single premium universal life ("SPUL") product was launched at the end of 2003 accounting for the majority of the increase in domestic universal life insurance sales thus far in 2005. The Company released an equity-indexed universal life product at the end of the third quarter for its domestic markets and began receiving applications. Incremental sales activity associated with this product is expected in the fourth calendar quarter of 2005 with a substantial emphasis on the product anticipated in 2006. With the introduction of the SPUL product and the discontinued marketing of smaller premium and volume life insurance policies, the Company has seen an increase in the average amount of per policy coverage purchased from $97,000 in 2004 to $114,000 in 2005 year-to-date.

The following table sets forth information regarding the Company's life insurance in force for each date presented.
	Insurance In Force as of September 30,

	2005	2004

	($ in thousands)
Universal life:
Number of policies	80,440	84,350
Face amounts	$8,109,900	8,407,300

Traditional life:
Number of policies	55,530	57,790
Face amounts	$1,713,900	1,592,800

Equity-indexed life:
Number of policies	14,430	10,520
Face amounts	$2,923,500	2,098,000

Rider face amounts	$1,522,100	1,401,000

Total life insurance:
Number of policies	150,400	152,660
Face amounts	$14,269,400	13,499,100

While the total number of policies in force declined year over year, the face amount of insurance coverage in force increased by approximately $800 million. This reflects the Company's changing business mix toward international life sales and a change in emphasis domestically toward larger policies. The international life products typically have larger average face amounts of coverage per policy due to the higher net worth of the individuals purchasing these products. The average face amount of coverage for international life product sales in the first nine months of 2005 was approximately $239,000. The average face amount of coverage for international life products in force is $184,000 while the average face amount for domestic life products in force is $28,000. The domestic life insurance in force is comprised substantially of discontinued policies having lower face amounts of coverage. These policies are lapsing at a rate faster than the larger per policy face amounts currently written are being added to the block of business.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)

Equity-indexed annuities	$75,723	114,195	234,811	429,055
Other fixed deferred annuities	59,042	82,198	175,591	278,139
Immediate annuities	6,197	6,527	21,216	28,648

Totals	$140,962	202,920	431,618	735,842

Annuity sales for the third quarter of 2005 were 31% lower than the comparable period in 2004. Year-to-date sales thus far in 2005 were 41% lower than 2004 sales. Annuity sales in the first half of 2004 represented the tail end of the explosion in fixed annuity sales that began in 2003 when the Company achieved nearly $1.2 billion in sales. However, the sales pace for the second half of 2004 reduced substantially and the rate of sales in the fourth quarter was $159 million. The lower sales level reflects interest rates continuing to hover at historical lows, investors returning to alternative investment vehicles, and the Company managing its targeted levels of risk and statutory capital and surplus.

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

The mix of annuity sales in 2004 and 2005 changed from that of 2003. With a stronger performance in the equity market, sales of equity-indexed annuity products became more prevalent beginning in 2004 and have continued thus far in 2005. In 2003, equity-indexed annuity sales represented 40% of total annuity sales. In 2004 and for the first nine months of 2005, this percentage increased to 57% and 54%, respectively. Contributing to the increase in sales of these products was the introduction of a new series of equity-indexed annuity products featuring a different indexing mechanism (monthly cap) to complement the existing equity-indexed annuity products which utilize a monthly average annual reset feature. For all equity-indexed products, the Company purchases over the counter options to fully hedge the equity return feature. The options are purchased concurrent with the issuance of the annuity contracts in order to minimize any form of timing risk. All of the index return during the indexing period (if the underlying index increases) is credited to the contract holders electing the equity feature at the beginning of the contract year. The Company does not deliberately mismatch or under hedge for the equity feature of these products.

The following table sets forth information regarding annuities in force for each date presented.
	Annuities In Force as of September 30,

	2005	2004

	($ in thousands)

Equity-indexed annuities
Number of policies	26,310	22,330
GAAP annuity reserves	$1,532,810	1,271,560

Other deferred annuities
Number of policies	84,720	86,380
GAAP annuity reserves	$2,736,860	2,679,100

Immediate annuities
Number of policies	12,480	12,520
GAAP annuity reserves	$248,190	241,260

Total annuities
Number of policies	123,510	121,230
GAAP annuity reserves	$4,517,860	4,191,920

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

Consolidated Operations

Revenues: The following details Company revenues.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)

Traditional life and annuity premiums	$3,378	3,402	10,791	10,423
Universal life and annuity
contract revenues	24,756	23,686	73,346	67,573
Net investment income
excluding derivatives	81,549	75,625	240,183	223,381
Other income	2,570	4,446	7,122	9,053

Operating revenues	112,253	107,159	331,442	310,430
Derivative gains (losses)	6,344	(11,557)	(10,056)	(10,357)
Realized gains (losses)
on investments	1,430	(1,510)	10,014	1,962

Total revenues	$120,027	94,092	331,400	302,035

Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. Premium revenues on traditional products have remained consistent over the periods reported. Universal life and annuity contract revenues increased 9% for the nine months ended 2005 with revenues of $73.3 million compared to $67.6 million in the nine months ended 2004. Comparable figures for the three months ended September 30, 2005 and 2004 totaled $24.8 million and $23.7 million, respectively. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances. The increase in 2005 is due to higher revenues in the form of cost of insurance charges which were $47.1 million for the first nine months of 2005 compared to $44.8 million in 2004, respectively. Three month figures for the quarter ended September 30, were $15.9 million compared to $15.2 million for 2005 and 2004, respectively. In addition, surrender charges assessed against policyholder account balances upon withdrawal increased to $19.7 million from $18.5 million for the nine months ended September 30, 2005 and 2004, and were $6.6 million in the three months ended September 30, 2005 versus $7.1 million for the same time period in 2004.

A detail of net investment income is provided below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)

Gross investment income:
Debt securities	$73,907	70,204	218,993	204,603
Mortgage loans	2,360	3,116	7,326	9,855
Policy loans	1,608	1,612	4,784	4,832
Other investment income	4,465	1,239	10,934	5,674

Total investment income	82,340	76,171	242,037	224,964
Investment expenses	791	546	1,854	1,583

Net investment income
(excluding derivatives)	81,549	75,625	240,183	223,381

Derivative gains (losses)	6,344	(11,557)	(10,056)	(10,357)

Net investment income	$87,893	64,068	230,127	213,024

Net investable cash flow is primarily invested in investment grade debt securities, which contributed 90% of the total investment income for the nine months ended September 30, 2005. For the first nine months ended September 30, investment income generated from mortgage loans has decreased 26% in 2005 compared to 2004 due to the decline in the mortgage loan portfolio caused by the low interest rate environment over the past several years. Interest rates have fallen below the Company's minimum rate required for mortgage loan funding and the current environment has also enduced pre-payment of loans. Despite the drop in interest rate levels, the Company still generated higher overall net investment earnings, excluding derivatives, due to higher levels of invested assets. Other investment income for the three months ended September 30, 2005, includes $2.7 million as a result of a distribution related to a profit participation interest. For the nine months ended September 30, 2005, other investment income includes $5.0 million relating to profit participation investments.

Net investment income performance is analyzed excluding derivative income, which is a common practice in the insurance industry, in order to assess underlying profitability and results from ongoing operations. Net investment income performance is summarized as follows:
	Nine Months Ended September 30,

	2005	2004

	(In thousands except percentages)

Excluding derivatives:

Net investment income	$240,183	223,381
Average invested assets, at amortized cost	$5,163,516	4,638,752
Annual yield on average invested assets	6.20%	6.42%

Including derivatives:

Net investment income	$230,127	213,024
Average invested assets, at amortized cost	$5,210,141	4,679,008
Annual yield on average invested assets	5.89%	6.07%

The yield, excluding derivatives, on average invested assets has declined from 6.42% for the nine months ended September 30, 2004 to 6.20% for the first nine months ended in 2005. This drop in yield is due to the overall interest rate declines in the market which result in the Company obtaining lower yields on new business investments.

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

Derivative gains and losses fluctuate with the performance of the S&P 500® Composite Stock Price Index ("S&P 500 Index®"). The nine months ending September 30, 2005 reported a loss of $10.1 million compared to a loss of $10.4 million for the nine months ending September 30, 2004. The comparable three month amounts resulted in gains of $6.3 million and losses of $11.6 million for September 30, 2005 and 2004, respectively. Index options are intended to act as hedges to match closely the returns on the S&P 500 Index®. With an increase or decrease in this index, the index option values likewise increase or decrease. While income from index options decreased for the nine months ended September 30, 2005, the contract interest expense for the Company's equity-indexed products was also decreased.

Other income primarily pertains to the Company's operations involving a nursing home. Revenues associated with this operation were $2.3 million and $2.1 million for the three months ended September 30, 2005 and 2004, respectively, and $6.6 million and $6.2 million for the nine months ended September 30, 2005 and 2004, respectively. The income reported for the three months ended September 30, 2004 includes a lawsuit settlement in the amount of $2.2 million relating to an investment made by the Company.

Realized investment gains of $1.4 million and losses of $1.5 million were recorded in the three months ended September 30, 2005 and 2004, respectively. The net gains recorded in 2005 resulted from sales of AMR bond securities for a gain totaling $2.8 million netted against the losses of an impairment writedown in the amount of $1.4 million on Delta Airline holdings. The losses recorded during the three months ended September 30, 2004 are primarily from sales of bond securities amounting to $3.1 million in gains, which were offset by an other-than-temporary impairment writedown of $3.6 million for a net loss on securities of $0.5 million for the quarter. Also during the third quarter 2004, a valuation allowance of $1.0 million was recorded on mortgage loans. Realized investment gains for the nine months ended September 30, 2005 and 2004 totaled $10.0 million and $2.0 million, respectively. The nine month figures for 2005 include gains of $6.5 million resulting from sales of real estate assets.

Benefits and Expenses.  The following details benefits and expenses.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)

Life and other policy benefits	$9,278	7,967	29,938	24,876
Amortization of deferred policy
acquisition costs	24,298	21,316	65,697	66,107
Universal life and annuity
contract interest	43,237	32,811	109,764	113,314
Other operating expenses	12,340	10,339	34,481	24,540

Totals	$89,153	72,433	239,880	228,837

Policy benefits increased in the third quarter of 2005 with the Company reporting $6.9 million of death claims compared to $6.0 million for the same three months ended in 2004. Nine month figures reflected death claims of $23.7 million and $18.3 million for 2005 and 2004, respectively. The Company's mortality experience over the past several years has generally been consistent with its product pricing assumptions.

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

Amortization of deferred policy acquisition costs totaled $24.3 million for the three months ended September 30, 2005 compared to $21.3 million for the same three months ended in 2004. Nine month figures reflected $65.7 million and $66.1 million for 2005 and 2004, respectively. The increase in 2005 amortization is attributable to increased gross profits in the current quarter and nine months ended September 30, 2005 compared to the same period in 2004 relative to capital gains as noted above. Amortization reflects the substantial increase in the Company's business over the past couple of years and increased gross profits due to the deferral of annuity sales inducements. The increase in international life sales has caused an increase in life insurance in force from $10.0 billion in 2001 to $14.3 billion at September 30, 2005. In addition, annuity sales activity has increased the number of active annuity contracts from 121,230 at September 30, 2004, to 123,510 at September 30, 2005. See additional discussions of amortization relative to the Company's lines of business included in the segment discussion following this section.

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

The Company's approximated average credited rates are as follows:
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Excluding derivative products)		(Including derivative products)

Annuity	3.36%	4.11%	2.69%	3.08%
Interest sensitive life	4.80%	4.82%	4.85%	4.50%

Contract interest also includes the performance of the equity-index component of the Company's derivative products. As previously noted, the recent market performance of these equity-index features for the three months ended September 30, 2005, increased contract interest expenses while also increasing the Company's investment income given the hedge nature of the options purchased for these products.

Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, and expenses of operations involving a nursing home. The nursing home expenses were $1.9 million and $1.8 million for the third quarters of 2005 and 2004, respectively, and $5.7 million and $5.3 million in the first nine months of 2005 and 2004, respectively. Included in the three months ended September 30, 2005 expenses is an additional expense accrual of $0.9 million relating to the establishment of a Non-Qualified Defined Benefit Plan for Robert L. Moody, Chairman of the Board and Chief Executive Officer of the Company. The three months ended September 30, 2004 reflect a reduction in expenses of $6.5 million due to the final payments of $3.2 million related to a lawsuit settlement which was previously accrued at $9.7 million.

Federal Income Taxes: Federal income taxes on earnings from continuing operations reflect effective tax rates of 33.9% and 33.6% for the first nine months of 2005 and 2004, respectively. The three months ended September 30, 2005 and 2004 rates were 34.7% and 34.0%, respectively. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings or losses for the three months and nine months ended September 30, 2005 and 2004 is provided below. The segment earnings or losses exclude realized gains and losses on investments, net of taxes.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Segment earnings (losses):
Three months ended:

September 30, 2005	$(260)	4,693	14,093	714	19,240

September 30, 2004	$214	4,466	9,925	672	15,277

Nine months ended:

September 30, 2005	$1,867	10,618	36,967	4,508	53,960

September 30, 2004	$2,054	9,141	32,938	3,215	47,348

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$5,984	5,685	18,100	16,893
Net investment income	5,239	5,098	15,066	15,107
Other income	9	527	25	532

Total premiums and other revenue	11,232	11,310	33,191	32,532

Benefits and expenses:
Life and other policy benefits	3,628	3,941	11,898	10,665
Amortization of deferred policy
acquisition costs	3,421	2,861	5,253	6,050
Universal life insurance contract
interest	2,227	2,179	6,596	6,468
Other operating expenses	2,325	1,997	6,624	6,259

Total benefits and expenses	11,601	10,978	30,371	29,442

Segment earnings (losses) before
Federal income taxes	(369)	332	2,820	3,090

Provision for Federal income
taxes (benefit)	(109)	118	953	1,036

Segment earnings (losses)	$(260)	214	1,867	2,054

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
	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)

Universal life insurance revenues	$4,499	4,240	13,402	12,403
Traditional life insurance premiums	1,944	1,910	5,633	5,746
Reinsurance premiums	(459)	(465)	(935)	(1,256)

Totals	$5,984	5,685	18,100	16,893

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual universal life premiums collected are detailed below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)

Universal life insurance:
First year and single premiums	$3,153	2,423	10,542	6,260
Renewal premiums	3,531	3,606	10,847	10,976

Totals	$6,684	6,029	21,389	17,236

The Company's domestic operations have generally focused more heavily on annuity sales and thus the face amount of domestic life insurance in force has been declining over the past several years from $2.6 billion at September 30, 2004 to $2.5 billion at September 30, 2005, as policies are lapsing at a faster rate than new policies are being written. The Company has worked to revamp domestic life operations over the past several years by improving distribution and creating new more competitive products. A newly developed single premium universal life product primarily accounts for the increase in premiums and contract revenues shown for the nine months ended September 30, 2005 compared to the same period in 2004.

Life and other policy benefits fluctuate from period to period as death claims occur. The mortality experience the Company has reported is consistent with product expectations. The amortization of deferred policy acquisition costs totaled $3.4 million for the three months ended September 30, 2005 compared to $2.9 million for the same period in 2004. Amortization of these deferred costs is calculated using assumptions as to the emergence of profits over future years. Amortization for the nine months ended September 30, 2005 and 2004 totaled $5.3 million and $6.1 million, respectively.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$17,566	16,082	51,908	48,381
Net investment income	6,215	5,134	17,305	16,091
Other income	23	745	55	745

Total premiums and other revenue	23,804	21,961	69,268	65,217

Benefits and expenses:
Life and other policy benefits	4,670	3,481	15,721	12,253
Amortization of deferred policy
acquisition costs	3,502	4,884	14,347	17,386
Universal life insurance contract
interest	4,557	3,977	13,140	13,072
Other operating expenses	3,921	2,872	10,022	8,753

Total benefits and expenses	16,650	15,214	53,230	51,464

Segment earnings before Federal
income taxes	7,154	6,747	16,038	13,753

Provision for Federal income taxes	2,461	2,281	5,420	4,612

Segment earnings	$4,693	4,466	10,618	9,141

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)

Universal life insurance revenues	$18,368	16,871	53,431	49,902
Traditional life insurance premiums	2,040	1,853	6,514	5,660
Reinsurance premiums	(2,842)	(2,642)	(8,037)	(7,181)

Totals	$17,566	16,082	51,908	48,381

International operations have emphasized universal life policies over traditional life insurance products. Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual universal life premiums collected are detailed below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)

Universal life insurance:
First year and single premiums	$9,681	9,153	25,377	26,127
Renewal premiums	17,677	15,421	50,170	43,013

Totals	$27,358	24,574	75,547	69,140

The Company's international life operations have been a significant part of the Company's business as evidenced by the growth in collected premiums. The Company reported increased sales of equity-indexed universal life products for international life operations with collected premiums approximating $33.8 million and $25.9 million for the nine months ended 2005 and 2004, respectively. The first three and nine months of 2005 reflected increased policy benefits of $4.7 million and $15.7 million compared to $3.5 million and $12.3 million for the same periods in 2004; however, policy benefits are prone to variation from reporting period to reporting period and are not necessarily indicative of a trend.

A detail of net investment income for international life insurance operations is provided below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)

Net investment income
(excluding derivatives)	$6,234	5,823	17,927	17,164
Derivative losses	(19)	(689)	(622)	(1,073)

Net investment income	$6,215	5,134	17,305	16,091

Net investment income excluding derivatives increased in the three months ended September 30, and the first nine months of 2005 compared to 2004 resulting from greater investment balances associated with the Company's growth in business.

As the international life insurance in force continues to grow, the Company anticipates operating earnings to similarly increase. The amount of international life insurance in force has grown from $10.9 billion at September 30, 2004, to $11.8 billion at September 30, 2005.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's annuities and investment contracts are available to international residents, such sales are currently small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$4,584	5,321	14,129	12,722
Net investment income	75,709	53,067	191,867	177,878
Other income	285	1,109	467	1,567

Total premiums and other revenue	80,578	59,497	206,463	192,167

Benefits and expenses:
Policy benefits	980	545	2,319	1,958
Amortization of deferred policy
acquisition costs	17,375	13,571	46,097	42,671
Annuity contract interest	36,453	26,655	90,028	93,774
Other operating expenses	4,231	3,663	12,181	4,209

Total benefits and expenses	59,039	44,434	150,625	142,612

Segment earnings before Federal
income taxes	21,539	15,063	55,838	49,555

Provision for Federal income taxes	7,446	5,138	18,871	16,617

Segment earnings	$14,093	9,925	36,967	32,938

Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)

Surrender charges	$3,733	4,584	11,628	10,550
Payout annuity and other revenues	841	726	2,474	2,143
Traditional annuity premiums	10	11	27	29

Totals	$4,584	5,321	14,129	12,722

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Annuity deposits have decreased in the current year relative to the prior year as equity-indexed and other deferred annuities sales have declined from the sales levels of 2004 in conjunction with uncertainty in market interest rate direction. Actual annuity deposits collected for the three months and nine months ended September 30, 2005 and 2004 are detailed below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)

Equity-indexed annuities	$75,994	114,363	235,082	430,392
Other deferred annuities	50,801	56,189	167,350	251,552
Immediate annuities	3,701	6,026	18,720	22,697

Totals	$130,496	176,578	421,152	704,641

Equity-indexed products sales typically follow the stock market in that sales are higher when confidence is high in the stock market and lower if the stock market is showing poor performance. Sales of these products decreased 34% during the quarter ended September 30, 2005 compared to the three months ended September 30, 2004. Nine month figures are down 45% in 2005 compared to 2004. Since the Company does not offer variable products or mutual funds, these equity-indexed products provide an interest crediting alternative to the Company's other fixed rate annuity products.

Other deferred annuity deposits decreased during the three and nine months ended September 30, 2005 versus September 30, 2004 with $50.8 million and $167.4 million collected in 2005 as compared to $56.2 million and $251.6 million in 2004, respectively. As a selling inducement, many of the deferred products include a first year interest bonus in addition to a base interest rate. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred and amortized over future periods amounted to approximately $5.5 million and $6.3 million during the three months ended September 30, 2005 and 2004, respectively. Nine month figures totaled $15.8 million and $22.6 million for 2005 and 2004, respectively. The 2004 figures reflected a significant increase in fixed annuity sales experienced by the Company that began in 2003. The lower sales level in 2005 reflects investor preferences resulting from the continued low interest rate environment and the Company managing its business growth levels.

A detail of net investment income for annuity operations is provided below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)

Net investment income
(excluding derivatives)	$69,346	63,935	201,301	187,162
Derivative gains (losses)	6,363	(10,868)	(9,434)	(9,284)

Net investment income	$75,709	53,067	191,867	177,878

Net investment income excluding derivatives increased from $187.2 million to $201.3 million for the nine months ended September 30, 2004 and 2005, respectively, due to the increase in the segment asset portfolio relating to new business. Derivative gains and losses fluctuate from period to period based on the S&P 500 Index® performance.

The Company is required to periodically adjust deferred policy acquisition amortization factors for actual experience that varies from assumptions. Amortization for the quarter ended September 30, 2005 was $17.4 million compared to $13.6 million for the three months ended September 30, 2004. Nine month comparable amounts were $46.1 million and $42.7 million for September 30, 2005 and 2004, respectively. Amortization amounts reflect assumptions as to the emergence of profits over future years related to this annuity block of business. No assumption changes were made in the third quarter ended September 30, 2005.

Annuity contract interest includes the equity component return associated with the Company's equity-indexed annuities. Reported in the three month figures ended September 30, 2004 is an increase in contract interest of $2.3 million resulting from increasing certain contract holder account balances as part of a settlement relating to a lawsuit. Bonus interest deferred and capitalized is dependent on product sales and can fluctuate from period to period. The detail of equity-index annuity contract interest compared to contract interest for all other annuities is as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)

Equity-indexed annuities	$13,065	(357)	20,174	11,055
All other annuities	27,005	32,794	80,763	101,743

Gross contract interest	40,070	32,437	100,937	112,798
Bonus interest deferred and capitalized	(5,504)	(6,330)	(15,826)	(22,635)
Bonus interest amortization	1,887	548	4,917	3,611

Total contract interest	$36,453	26,655	90,028	93,774

Other operating expenses in the three and nine months ended September 30, 2004 reflect a $6.5 million lawsuit settlement reduction representing the difference of $9.7 million accrued in 2003 versus actual settlement payments made of $3.2 million in 2004.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Other Operations includes net investment income for the three months ended September 30, 2005 of $2.7 million relating to a profit distribution received. Nursing home operations generated $0.9 million of operating earnings in the first nine months of 2005 and 2004.

INVESTMENTS

General

The Company's investment philosophy emphasizes the prudent handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of September 30, 2005 and December 31, 2004. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.
	Composition of Investments

	September 30, 2005		December 31, 2004

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Debt securities	$5,173,974	94.7	$4,889,330	93.8
Mortgage loans	113,061	2.1	124,712	2.4
Policy loans	86,227	1.6	88,448	1.7
Derivatives	37,686	0.7	42,156	0.8
Equity securities	20,233	0.4	20,051	0.4
Real estate	13,729	0.2	17,224	0.3
Other	16,893	0.3	28,478	0.6

Totals	$5,461,803	100.0	$5,210,399	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations ("CMOs"). As of September 30, 2005 and December 31, 2004, the Company's debt securities portfolio consisted of the following:
	Composition of Debt Securities

	September 30, 2005		December 31, 2004

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Corporate	$2,272,435	43.9	$2,208,003	45.2
Mortgage-backed securities	1,695,496	32.8	1,558,566	31.9
Public utilities	654,769	12.7	627,706	12.8
U.S. government/agencies	290,683	5.6	219,845	4.5
Asset-backed securities	175,445	3.4	201,347	4.1
States, territories & political subdivisions	54,195	1.0	42,335	0.9
Foreign governments	30,951	0.6	31,528	0.6

Totals	$5,173,974	100.0	$4,889,330	100.0

The Company's investment guidelines prescribe limitations as a percent of the total investment portfolio by type of security and all holdings were within these threshold limits at September 30, 2005. The Company has expanded its holdings of mortgage-backed securities given attractive yields and spreads. Because the Company's holdings of mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing primarily in collateralized mortgage obligations, which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I ("PAC I") and sequential tranches are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

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
	September 30, 2005		December 31, 2004

	Amount	%	Amount	%

	(In thousands)		(In thousands)

AAA and U.S. government	$2,262,604	43.7	$2,028,055	41.5
AA	213,672	4.1	179,397	3.7
A	1,319,086	25.5	1,383,176	28.3
BBB	1,214,106	23.5	1,160,772	23.7
BB and other below investment grade	164,506	3.2	137,930	2.8

Totals	$5,173,974	100.0	$4,889,330	100.0

The Company does not purchase below investment grade securities. Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities. During the first nine months of 2005, the Company's percentage of below investment grade securities increased as a percentage of invested assets. The increase in carrying value at September 30, 2005 is a result of issuer downgrades. Overall, the Company's holdings of below investment grade securities are lower than industry averages and are a small percentage of total invested assets. These holdings are summarized below.

	Below Investment Grade Debt Securities

			Estimated	% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets

	(In thousands except percentages)

September 30, 2005	$164,115	164,506	162,578	3.0%

December 31, 2004	$132,617	137,930	137,503	2.6%

December 31, 2003	$162,237	165,298	164,531	3.6%

Impairment writedowns totaling $1.8 million and $3.6 million were recognized in the first nine months of 2005 and 2004, respectively. For the three months ended September 30, 2005 an additional impairment on the Company's Delta Airlines holdings was recorded in the amount of $1.4 million, bringing the year-to-date impairment to $1.6 million. Additionally, for the three months ended September 30, 2004 an impairment of $3.6 million was recognized on these same Delta Airline holdings.

The Company is closely monitoring its other below investment grade holdings. While losses are not currently anticipated based on the existing status and condition of these securities, continued credit deterioration of some securities is possible, which may result in further writedowns. Holdings in below investment grade securities by category are summarized below.
Below Investment Grade Debt Securities as of September 30, 2005

	Amortized	Carrying	Fair
Investment Category	Cost	Value	Value

	(In thousands)

Utilities/Energy	$39,401	41,326	41,492
Retail	35,400	35,989	35,989
Manufacturing	23,019	22,303	22,427
CBO/Asset-backed	12,427	13,328	11,553
Auto finance	11,195	10,855	10,125
Transportation	10,046	9,648	9,648
Telecommunications	9,992	9,750	9,750
Healthcare	4,989	5,012	5,012
Other	17,646	16,295	16,582

Totals	$164,115	164,506	162,578

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

As shown in the table below, at September 30, 2005, approximately 33% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide the Company flexibility to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.
			Net
	Fair	Amortized	Unrealized
	Value	Cost	Gains

	(In thousands)
Securities held to maturity:
Debt securities	$3,490,268	3,458,795	31,473
Securities available for sale:
Debt securities	1,715,179	1,689,950	25,229
Equity securities	20,233	12,769	7,464

Totals	$5,225,680	5,161,514	64,166

In accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company may under certain conditions transfer a debt security from held to maturity to available for sale. For the three months and nine months ended September 30, 2005 and 2004, the Company transferred debt securities due to credit deterioration from the held to maturity portfolio to the available for sale portfolio in the amount of $7.0 million and $35.9 million, respectively. The unrealized gains associated with the security transferred in 2005 and the two securities transferred in 2004 totaled $0.2 million for both periods and were recorded as a component of accumulated other comprehensive income, net of deferred acquisition costs and taxes. During the first nine months of 2005, two securities were sold from the held to maturity portfolio due to credit deterioration, with amortized cost of $10.0 million resulting in a realized gain of $0.9 million. During the first nine months of 2004, bonds were sold from the held to maturity portfolio due to credit deterioration with amortized book value of $8.1 million with the sales resulting in realized gains of $0.6 million.

Proceeds from sales of securities available for sale totaled $12.4 million and $15.7 million which resulted in realized gains of $2.7 million and $1.0 million during the third quarter of 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, respectively, proceeds from sales of securities available for sale totaled $24.2 million and $34.6 million. These sales resulted in realized gains of $3.8 million for 2005 and $2.1 million for 2004.

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

The Company held net investments in mortgage loans totaling $113.1 million and $124.7 million at September 30, 2005 and December 31, 2004, respectively. The diversification of the portfolio by geographic region and by property type was as follows:
	September 30, 2005		December 31, 2004

Geographic Region:	Amount	%	Amount	%

	(In thousands)		(In thousands)

West South Central	$66,548	58.9	$74,765	59.9
Mountain	15,921	14.1	19,020	15.3
Pacific	11,498	10.2	11,954	9.6
South Atlantic	5,884	5.2	5,284	4.2
East South Central	2,952	2.6	3,686	3.0
All other	10,258	9.0	10,003	8.0

Totals	$113,061	100.0	$124,712	100.0

	September 30, 2005		December 31, 2004

Property Type:	Amount	%	Amount	%

	(In thousands)		(In thousands)

Retail	$79,773	70.7	$87,941	70.5
Office	22,648	20.0	24,740	19.8
Hotel/Motel	6,832	6.0	4,974	4.0
Land/Lots	3,770	3.3	7,017	5.6
All other	38	-	40	0.1

Totals	$113,061	100.0	$124,712	100.0

The Company does not recognize interest income on impaired loans which is deemed to be uncollectible. There was no interest income unrecognized at September 30, 2005 and 2004. As of December 31, 2004, the allowance for possible losses on mortgage loans was $0.4 million. During the first quarter of 2005, this allowance was released due to the sale of the impaired loan for which the allowance had been established.

The Company's real estate investments totaled approximately $13.7 million and $17.2 million at September 30, 2005 and December 31, 2004, respectively, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of the Company. The Company recognized operating income on these properties of approximately $0.8 million and $1.2 million for the nine months ended September 30, 2005 and 2004, respectively. The investment balance decreased during 2005 due to property sales, which resulted in $6.5 million in realized gains for the nine months ended September 30, 2005. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. There were no writedowns in the first nine months of 2005 or 2004 associated with these properties.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	September 30,	June 30,	December 31,
	2005	2005	2004

	(In thousands except percentages)

Debt securities - fair value	$5,205,447	5,184,894	4,982,308
Debt securities - amortized cost	$5,148,745	5,013,880	4,829,091

Fair value as a percentage of amortized cost	101.10%	103.41%	103.17%
Unrealized gains	$56,702	171,014	153,217
Ten-year U.S. Treasury bond - increase (decrease)
in yield for the quarter	0.41%

	Unrealized Gain Balance

				Qtr	YTD
	At	At	At	Change in	Change in
	September 30,	June 30,	December 31,	Unrealized	Unrealized
	2005	2005	2004	Gains	Gains

	(In thousands)

Debt securities held to
maturity	$31,473	108,544	92,978	(77,071)	(61,505)
Debt securities available
for sale	25,229	62,470	60,239	(37,241)	(35,010)

Totals	$56,702	171,014	153,217	(114,312)	(96,515)

Changes in interest rates typically have a significant impact on the fair values of the Company's debt securities. Market interest rates of the ten-year U.S. Treasury bond during the quarter increased approximately 41 basis points from June 30, 2005. The change in interest rate level caused a decrease in unrealized gains of $114.3 million on a portfolio of approximately $5.2 billion. The Company would expect similar results in the future from any significant upward or downward movement in market rates. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's balance sheet.

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

The Company performed a detailed sensitivity analysis as of December 31, 2004, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the third quarter of 2005 were reasonable given the expected range of results of this analysis.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and revenues, investment income, and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. Although the Company historically has not been put in the position of liquidating invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs.

A primary liquidity concern for life insurers is the risk of an extraordinary level of early policyholder withdrawals. The Company includes provisions within its annuity and universal life insurance policies, such as surrender charges, that help limit and discourage early withdrawals.

The actual amounts paid by product line in connection with surrenders and withdrawals for the periods ended September 30, are noted in the table below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)

Product Line:
Traditional Life	$1,489	1,358	4,138	4,864
Universal Life	8,715	8,442	23,410	22,627
Annuities	74,315	85,320	230,421	237,826

Total	$84,519	95,120	257,969	265,317

The above contractual withdrawals, as well as the level of surrenders experienced, were consistent with the Company's assumptions in asset/liability management, and the associated cash outflows did not have an adverse impact on overall liquidity. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Cash flow projections and tests under various market interest rate scenarios are also performed to assist in evaluating liquidity needs and adequacy. The Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $141.2 million and $92.1 million for the nine months ended September 30, 2005 and 2004, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $379.0 million and $325.9 million for the nine months ended September 30, 2005 and 2004, respectively. These cash flow items could be reduced if interest rates rise. Net cash inflows from the Company's universal life and investment annuity deposit product operations totaled $132.9 million and $416.5 million during the nine months ended September 30, 2005 and 2004, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources, as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. At September 30, 2005, the Company had commitments of approximately $1.0 million for the purchase of land for the future construction of a nursing home facility. The land acquisition is expected to be completed in the fourth quarter of 2005. Construction costs are expected to begin during 2006.

CHANGES IN ACCOUNTING PRINCIPLES AND CRITICAL ACCOUNTING POLICIES

Changes in Accounting Principles

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies

Accounting policies discussed below are those considered critical to an understanding of the Company's financial statements.

Impairment of Investment Securities. The Company's accounting policy requires that a decline in the value of a security below its amortized cost basis be evaluated to determine if the decline is other-than-temporary. The primary factors considered in evaluating whether a decline in value for fixed income and equity securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial conditions and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated principal and interest payments, and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery. In addition, certain securitized financial assets with contractual cash flows are evaluated periodically by the Company to update the estimated cash flows over the life of the security. If the Company determines that the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the previous estimate, then an other-than-temporary impairment charge is recognized. When a security is deemed to be impaired, a charge is recorded as a net realized loss equal to the difference between the fair value and amortized cost basis of the security. Once an impairment charge has been recorded, the fair value of the impaired investment becomes its new cost basis and the Company continues to review the other-than-temporarily impaired security for appropriate valuation on an ongoing basis. Under accounting principles generally accepted in the United States of America, the Company is not permitted to increase the basis of impaired securities for subsequent recoveries in value.

As of September 30, 2005, the Company held debt securities with an outstanding balance of $14.1 million and a carrying value of $13.6 million accounted for in accordance with Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). During the nine months ended September 30, 2005, an impairment of $0.2 million was recorded related to one debt security. The Company does not purchase securities meeting the requirements of this SOP 03-3 at the time of purchase; however, securities that have credit deterioration subsequent to purchase may require reporting under this accounting standard.

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

Pension Plans and Other Postretirement Benefits.  The Company sponsors a qualified defined benefit pension plan covering substantially all full-time employees and a non-qualified defined benefit plan primarily for senior officers. In addition, the Company also has postretirement health care benefits for certain senior officers. In accordance with prescribed accounting standards, the Company annually reviews plan asssumptions.

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

The recent hurricane disasters are not expected to have a material impact on the Company's financial statements. All investments and policyholder accounts are being monitored and any significant items will be disclosed in accordance with accounting standards.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved or may become involved in various legal actions, in the normal course of business, in which claims for alleged economic and punitive damages have been or may be asserted, some for substantial amounts. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from potential, pending, or threatened legal actions, will have a material adverse effect on the financial condition or operating results of the Company.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: November 7, 2005	/S/ Ross R. Moody

Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: November 7, 2005	/S/ Brian M. Pribyl

Brian M. Pribyl
Senior Vice President,
Chief Financial & Administrative
Officer and Treasurer
(Principal Financial Officer)

Date: November 7, 2005	/S/ Kay E. Osbourn

Kay E. Osbourn
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)