Form 10-K
period 2005-12-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2006-03-16
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated file" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant on June 30, 2005 was $434,555,963.

As of March 10, 2006, the number of shares of Registrant's common stock outstanding was: Class A - 3,419,144 and Class B - 200,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. BUSINESS

General

National Western Life Insurance Company (hereinafter referred to as "National Western", "Company", or "Registrant") is a stock life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-nine states, the District of Columbia, and four U.S. territories or possessions. National Western is also licensed in Haiti, and although not otherwise licensed, accepts applications from and issues policies to residents of various countries in Central and South America, the Caribbean, the Pacific Rim, and Eastern Europe. Such policies are underwritten, accepted, and issued in the United States upon applications submitted by independent contractor broker-agents. The Company provides life insurance products for the savings and protection needs of approximately 150,000 policyholders and for the asset accumulation and retirement needs of 124,000 annuity contractholders.

During 2005, the Company's total assets increased 6% to $6.4 billion at December 31, 2005 from $6.0 billion at December 31, 2004. The Company generated revenues of $441.0 million, $434.1 million, and $399.3 million in 2005, 2004, and 2003, respectively. In addition, National Western generated net income of $77.3 million, $122.2 million (including $54.7 million from a change in accounting principle), and $55.8 million in 2005, 2004, and 2003, respectively.

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

Life Products. The Company's life products provide protection for the life of the insured and, in some cases, allow for cash value accumulation on a tax-deferred basis. These product offerings include universal life insurance ("UL"), interest-sensitive whole life, and traditional products such as term insurance coverage. Interest sensitive products such as UL accept premiums that are applied to an account value. Deducted from the account value are cost of insurance charges which vary by age, gender, plan, and class of insurance, as well as various expense charges. Interest is credited to account values at a fixed interest rate generally determined in advance and guaranteed for a policy year at a time, subject to minimum guaranteed rates specified in the policy contract. A slight variation to this general interest crediting practice involves equity-indexed universal life ("EIUL") policies whose credited interest may be linked, in part, to an outside index such as the S&P 500® Composite Stock Price Index ("S&P 500 Index® ") at the election of the policyholder. These products offer both flexible and fixed premium modes and provide policyholders with flexibility in the available coverage, the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming year. Traditional products generally provide for a fixed death benefit payable in exchange for regular premium payments.

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

Distributions of the Company's direct premium revenues and deposits by product type are provided below.
	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Annuities:
Single premium deferred	$10,389	8,156	108,855
Flexible premium deferred	225,941	342,509	565,503
Equity-indexed deferred	298,227	512,709	479,535
Single premium immediate	23,383	28,653	41,250

Total annuities	557,940	892,027	1,195,143

Universal life insurance	133,579	119,554	101,376
Traditional life and other	16,629	15,830	15,568

Total direct premiums and deposits collected	$708,148	1,027,411	1,312,087

Operating Segments

The Company manages its business between Domestic Insurance Operations and International Insurance Operations. For segment reporting purposes, the Company's annuity business, which is predominantly domestic, is separately identified.

Domestic Insurance Operations. The Company is currently licensed to do business in all states and the District of Columbia, except for New York. Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products. The majority of domestic sales are the Company's annuities. National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMO"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company's agents are independent contractors who are compensated on a commission basis. At December 31, 2005, the Company's NMO relationships had contracted approximately 10,200 independent agents with the Company. Nearly 20% of these contracted agents submitted policy applications to the Company in the past twelve months.

International Insurance Operations. National Western's international operations focus on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, the Pacific Rim, and beginning in 2003 Eastern Europe. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At December 31, 2005, the Company had 65,400 international life insurance policies in force representing in excess of $12.2 billion in face amount of coverage.

International applications are submitted by independent contractor broker-agents, many of whom have been submitting policy applications to National Western for 20 or more years. The Company had approximately 3,600 independent international broker-agents contracted at December 31, 2005, nearly 47% of which submitted policy applications to the Company in the past twelve months.

There are some inherent risks of accepting international applications which are not present within the domestic market that are reduced substantially by the Company in several ways. As previously described, the Company accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources. This targeted customer base coupled with National Western's conservative underwriting practices have historically resulted in claims experience, due to natural causes, similar to that in the United States. The Company minimizes exposure to foreign currency risks by requiring payment of premiums and claims in United States dollars. Finally, nearly forty years of experience with the international products and the Company's longstanding independent broker-agent relationships further serve to minimize risks.

Geographical Distribution of Business. The following table depicts the distribution of the Company's premium revenues and deposits.
	Years Ended December 31,

	2005	2004	2003

	(In thousands)

United States domestic products:
Annuities	$548,967	882,530	1,186,160
Life insurance	36,594	31,501	24,424

Total domestic products	585,561	914,031	1,210,584

International products:
Annuities	8,973	9,497	8,983
Life insurance	113,614	103,883	92,520

Total international products	122,587	113,380	101,503

Total direct premiums and deposits collected	$708,148	1,027,411	1,312,087

Although many agents sell National Western's products, a sizable portion of the Company's annuity sales were sold through agents of two independent marketing organizations in recent years. These two organizations combined accounted for 31% of domestic annuity sales in 2005. International life insurance sales in 2005 were geographically divided to Latin America (86%), the Pacific Rim (10%), and Eastern Europe (4%).

Segment Financial Information. A summary of financial information for the Company's segments is as follows:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)
Revenues, excluding
realized gains (losses):
2005	$42,165	93,577	277,889	17,528	431,159
2004	44,116	87,850	283,827	14,847	430,640
2003	43,444	79,061	264,831	13,579	400,915

Segment earnings: (A)
2005	$2,809	13,559	47,915	6,559	70,842
2004	2,522	12,133	45,473	5,066	65,194
2003	1,366	13,249	37,121	5,116	56,852

Segment assets: (B)
2005	$366,939	631,477	5,256,146	94,064	6,348,626
2004	361,176	568,723	4,960,837	84,481	5,975,217
2003	358,697	516,604	4,329,777	77,524	5,282,602

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

A significant aspect of the Company's business is managing the linkage of its asset characteristics with the anticipated behavior of its policy obligations and liabilities, a process commonly referred to as asset-liability matching. The Company maintains an Asset-Liability Committee ("ALCO") consisting of senior level members of the Company who assist and advise the Company's Board of Directors in monitoring the level of risk the Company is exposed to in managing its assets and liabilities in order to attain the risk-return profile desired. Members of the ALCO also meet as frequently as necessary, to review and recommend for board of director ratification, current period interest crediting rates to policyholders based upon existing and anticipated investment opportunities. These rates apply to new sales and to products after an initial guaranteed period, if applicable. Rates are established after the initial guaranteed period based upon asset portfolio yields and each product's required interest spread, taking into consideration current competitive market conditions.

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

The Company maintains a system of disclosure controls and procedures, including internal controls designed to provide reasonable assurance that assets are safeguarded and transactions are properly authorized, executed and recorded. The Company recognizes the importance of full and open presentation of its financial position and operating results and to this end maintains a Disclosure Controls and Procedures Committee comprised of senior executives who possess comprehensive knowledge of the Company's business and operations. This Committee is responsible for evaluating disclosure controls and procedures and for the gathering, analyzing, and disclosing of information as required to be disclosed under the securities laws. It assists the Chief Executive Officer and Chief Financial Officer in their responsibilities of making the certifications required under the securities laws regarding the Company's disclosure controls and procedures. It ensures that material financial information is properly communicated up the Company's hierarchy to the appropriate person or persons and that all disclosures are made in a timely fashion. This Committee reports directly to the Audit Committee of the Company.

Regulatory and Other Issues

Regulation. The Company's insurance business is subject to comprehensive state regulation in each of the states it is licensed to conduct business. The laws enforced by the various state insurance departments provide broad administrative powers with respect to licensing to transact business, licensing and appointing agents, approving policy forms, regulating unfair trade and claims practices, establishing solvency standards, fixing minimum interest rates for the accumulation of surrender values, and regulating the type, amounts, and valuations of permitted investments, among other things. The Company is required to file detailed annual statements with each of the state insurance supervisory departments in which it does business. The Company's operations and financial records are subject to examination by these departments at regular intervals. Statutory financial statements are prepared in accordance with accounting practices prescribed or permitted by the Colorado Division of Insurance, the Company's principal insurance regulator. Prescribed statutory accounting practices are largely dictated by the Codification of Statutory Accounting Principles ("Codification") adopted by the National Association of Insurance Commissioners ("NAIC").

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

Risk-Based Capital Requirements. The NAIC established risk-based capital ("RBC") requirements to help state regulators monitor the financial strength and stability of life insurers by identifying those companies that may be inadequately capitalized. Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold. The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments. The RBC formula takes into consideration four major areas of risk which are: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses mortality and morbidity risk; (iii) interest rate risk which involves asset-liability matching issues; and (iv) other business risks. For each category, the RBC requirements are determined by applying specified factors to various assets, premiums, reserves, and other items, with the factor being higher for items with greater underlying risk and lower for items with less risk. The Company's statutory capital and surplus at December 31, 2005, was significantly in excess of the threshold RBC requirements.

Financial Strength Ratings. Ratings with respect to financial strength are an important factor in establishing the competitive position of insurance companies. Ratings are also important to maintaining public confidence and impact the ability to market products. The following summarizes the Company's financial strength ratings.

Rating Agency	Rating

Standard & Poor's	A (Strong)

A.M. Best	A- (Excellent)

A.M. Best and Standard & Poor's ratings are a consideration of the Company's claims paying ability and are not a rating of the Company's investment worthiness. The rating agencies generally review the Company's rating on an annual basis during the second calendar quarter of the year. The above ratings were assigned with a stable outlook during 2005. However, there is no assurance that the Company's ratings will continue for a certain period of time or that they will not be changed. In the event the Company's ratings are downgraded, the Company's business may be negatively impacted.

Effects of Inflation. The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of the Company during the three most recent fiscal years.

Employees. The Company has approximately 272 employees as of December 31, 2005.

ITEM 1A. RISK FACTORS

Company performance is subject to varying risk factors. If any of the following risks manifests into actual occurrences, the Company's operations, financial position or financial performance could be negatively impacted.

We are subject to changing interest rates, market volatility, and general economic conditions which may affect the risk and returns on both our investment portfolio and our products.

We are exposed to significant capital market risk related to changes in interest rates. Substantial and sustained changes, up or down, in market interest rate levels can materially affect the profitability of our products, the market value of our investments, and ultimately the reported amount of stockholders' equity.

A rise in interest rates will reduce the net unrealized gain position of our investment portfolio and may subject the Company to disintermediation risk. Disintermediation risk is the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring the Company to liquidate investments in an unrealized loss position (i.e. the market value less than the carrying value of the investments). With respect to fixed income security investments the Company maintains in an "Available for sale" category, rising interest rates will cause declines in the market value of these securities. These declines are reported in our financial statements as an unrealized investment loss and a reduction of stockholders' equity.

A decline in interest rates could expose the Company to reduced profitability due to minimum interest rate guarantees that are required in our products by regulation. A key component of profitability is investment spread, or the difference between the yield on our investments and the rates we credit to policyholders on our products. A narrowing of investment spreads could negatively affect operating results. Although the Company has the ability to adjust the rates credited on products in order to maintain our required investment spread, a significant decline in interest rate levels could affect investment yields to the point where the investment spread is compromised due to minimum interest rate guarantees. In addition, the potential for increased policy surrenders and cash withdrawals, competitor activities, and other factors could further limit the Company's ability to maintain crediting rates on its products at levels necessary to avoid sacrificing investment spread.

We are subject to general domestic and international economic conditions that may be less favorable than currently exists or is anticipated.

The demand for financial and insurance products is subject to factors such as consumer sentiment and behavior, business investment and government spending, the volatility and strength of capital markets, inflation, and overall economic climate. Further, since we accept applications from residents in North America, Latin America, Eastern Europe and the Pacific Rim, we are exposed to economic conditions in multiple geographic locations. Economic downturns in any of these geographic locations characterized by political, social or economic instability, higher unemployment, lower family income or consumer spending could negatively affect the demand for the Company's products. Accordingly, the Company's overall success depends, in part, upon the ability to succeed despite these differing and dynamic conditions.

Our investment portfolio is subject to credit quality risks which may lessen the value of invested assets and the Company's book value per share.

The Company substantially invests monies received in investment grade, fixed income investment securities in order to meet its obligations to policyholders and provide a return on its deployed capital. Consequently, we are subject to the risk that issuers of these securities may default on principal and interest payments, particularly in the event of a major downturn in economic and/or business climate. At December 31, 2005, approximately 3.2% of the Company's $5.3 billion fixed income securities portfolio was comprised of issuers who were investment grade at the time the Company acquired them but were subsequently downgraded for various reasons. A substantial increase in defaults from these or other issuers could negatively impact the Company's financial position and results.

For the Company's equity-indexed products, over the counter derivative instruments are purchased from a number of highly rated counterparties to fund the equity-index credit to policyholders. In the event that any of these counterparties fails to meet their contractual obligations under these derivative instruments, the Company would be financially at risk for providing the credits due that the counterparty reneged on. Although the financial impact is limited due to the credit support agreements that the Company has with all if its counterparties, the failure of a counterparty to perform could negatively impact the Company's financial position and results.

We are subject to incurring difficulties in marketing and distributing our products through our current and future distribution channels.

The Company distributes its life and annuity products through independent broker-agents. There is substantial competition, particularly in the Company's domestic market, for independent broker-agents with the demonstrated ability to market and sell insurance products. Competition for these individuals or organizations typically centers on products, compensation, home office support and the insurer's financial strength ratings. The Company's future sales and financial condition are dependent upon avoiding significant interruptions in attracting and retaining independent broker-agents.

We are subject to a downgrade in our financial strength ratings which may negatively effect our ability to attract and retain independent distributors, make our products less attractive to consumers, and may have an adverse effect on our operations.

Financial strength ratings have grown to become an important criteria in establishing the competitive position of insurers. Ratings generally reflect the rating agencies' view of a particular company's financial strength, operating performance, and ability to meet its obligations to policyholders. However, some of the rating factors often relate to the particular views of the rating agency, their independent economic modeling, the general economic climate, and other circumstances outside of the insurer's control. Accordingly, we cannot predict with any certainty what actions rating agencies may take. A downgrade in our financial strength rating, or an announced potential downgrade, could affect our competitive position and make it more difficult to market our products vis-à-vis competitors with higher financial strength ratings. In extreme situations, a significant downgrade action by one or more rating agency could induce existing policyholders to cancel their policies and withdraw funds from the Company. These events could have a material adverse effect on our financial position and liquidity.

We are subject to competition from new sources as well as companies having substantially greater financial resources which could have an adverse impact upon our business levels and profitability.

In recent years, there has been considerable consolidation among companies in the insurance and financial sectors resulting in large, well-capitalized entities that offer products comparable to the Company. Frequently, these larger organizations are not domiciled in the United States or are financial services entities attempting to establish a position in the insurance industry. These larger competitors often enjoy economies of scale which produce lower operating costs and the wherewithal to absorb greater risk allowing them to price products more competitively and, in turn, attract independent distributors. Consequently, the Company may encounter additional product pricing pressures and be challenged to maintain profit margin targets and profitability criteria. Because of these competitive presences, the Company may not be able to effectively compete without negative affects on our financial position and results.

We are subject to regulation and changes to existing laws that may affect our profitability or means of operations.

The Company is subject to extensive laws and regulations which are complex and subject to change. In addition, these laws and regulations are enforced by a number of different authorities including, but not limited to, state insurance regulators, the National Association of Insurance Commissioners, the Securities and Exchange Commission, state attorney generals, and the U.S. Department of Justice. Compliance with these laws and regulations is time consuming and any changes may materially increase our compliance costs and other expenses of doing business. The regulatory framework at the state and, increasingly, federal level pertaining to insurance products and practices is advancing and could affect not only the design of our products but our ability to continue to sell certain products.

Life insurer products generally offer tax advantages to policyholders via the deferral of income tax on policy earnings during the accumulation phase of the product, be it an annuity or a life insurance product. Periodically, Congress has considered legislation that would reduce or eliminate this tax deferral advantage inherent to the life insurance industry and subject the industry's products to treatment more equivalent with other investments. In the event that the tax-deferred status of life insurance products is revised or reduced by Congress all life insurers would be adversely impacted.

We may be subject to unfavorable judicial developments, including the time and expense of litigation, which potentially could affect our financial position and results.

In the ordinary course of business, we are involved in various legal actions common to the life insurance industry, some of which may occasionally assert claims for large amounts. These actions, for example, could include allegations of improper sales practices in connection with the sale of life insurance or bad faith in the handling of insurance claims. While we are not a party to any lawsuit that we believe will have a material adverse effect on our financial position or operations, given the inherent unpredictability of litigation, there can be no assurance that such litigation, current or in the future, will not have such a material adverse effect on the Company's results of operation or cash flows in any particular reporting period.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Market Information

The principal market on which the Class A common stock of the Company trades is The NASDAQ Stock Market® under the symbol "NWLIA". The high and low sales prices for the Class A common stock for each quarter during the last two years are shown in the following table.
		High	Low

2005:	First Quarter	$175.85	166.63
	Second Quarter	197.99	160.00
	Third Quarter	213.70	194.69
	Fourth Quarter	220.00	181.95

2004:	First Quarter	$158.77	143.50
	Second Quarter	156.72	136.38
	Third Quarter	164.01	153.50
	Fourth Quarter	169.98	149.01

Equity Security Holders

The number of stockholders of record on March 10, 2006 was as follows:
Class A Common Stock	4,799
Class B Common Stock	2

Dividends

During 2005 the Company paid cash dividends on its Class A and Class B common stock in the amounts of $1,160,017 and $34,000, respectively. Payment of dividends is within the discretion of the Company's Board of Directors. The Company's general policy is to reinvest earnings internally to finance the development of new business.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has one equity compensation plan that was approved by security holders. Under the plan, 156,959 shares of the Company's Class A common stock may be issued upon exercise of the outstanding options at December 31, 2005. The weighted average exercise price of the outstanding options is $117.62 per option. Excluding the outstanding options, 21,207 shares of the common stock remain available for future issuance under the plan at December 31, 2005. The Company has no equity compensation plans that have not been approved by security holders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following five-year financial summary includes comparative amounts derived from the audited consolidated financial statements.

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands except per share amounts)
Earnings Information:
Revenues:
Life and annuity premiums	$14,602	14,025	13,916	13,918	14,013
Universal life and annuity
contract revenues	96,765	89,513	80,964	76,173	75,026
Net investment income	310,213	315,843	298,974	236,714	234,866
Other income	9,579	11,259	7,061	6,726	6,247
Realized gains (losses)
on investments	9,884	3,506	(1,647)	(16,144)	(27,046)

Total revenues	441,043	434,146	399,268	317,387	303,106

Benefits and expenses:
Life and other policy benefits	39,162	34,613	37,180	31,299	31,715
Amortization of deferred
policy acquisition costs	87,955	88,733	53,829	35,799	27,424
Universal life and investment
annuity contract interest	150,692	173,315	176,374	150,479	144,516
Other operating expenses	46,349	35,441	48,776	36,938	31,681

Total expenses	324,158	332,102	316,159	254,515	235,336

Earnings before Federal income
taxes and cumulative effect of change
in accounting principle	116,885	102,044	83,109	62,872	67,770
Federal income taxes	39,618	34,572	27,327	20,806	23,185

Earnings before cumulative effect of
change in accounting principle	77,267	67,472	55,782	42,066	44,585
Cumulative effect of change in
accounting principle, net of tax	-	54,697	-	-	2,134

Net earnings	$77,267	122,169	55,782	42,066	46,719

Diluted Earnings Per Share:
Earnings from operations	$21.24	18.73	15.64	11.84	12.59
Cumulative effect of change in
accounting principle	-	15.18	-	-	0.60

Net earnings	$21.24	33.91	15.64	11.84	13.19

Balance Sheet Information:

Total assets	$6,369,008	5,991,685	5,297,720	4,137,247	3,808,000

Total liabilities	$5,495,000	5,183,013	4,617,862	3,530,041	3,248,612

Stockholders' equity	$874,008	808,672	679,858	607,206	559,388

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

Management's discussion and analysis of financial condition and results of operations ("MD&A") of National Western Life Insurance Company for the three years ended December 31, 2005 follows. This discussion should be read in conjunction with the Company's consolidated financial statements and related notes beginning on page 59 of this report.

Overview

The Company provides life insurance products for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contractholders both domestically and internationally. The Company accepts funds from policyholders or contractholders and establishes a liability representing future obligations to pay the policy or contract-holders and their beneficiaries. To ensure the Company will be able to pay these future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities.

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

The Company monitors these factors continually as key business indicators. The discussion below includes these indicators and presents information useful to an overall understanding of the Company's business performance in 2005, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

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

Impairment of Investment Securities. The Company's accounting policy requires that a decline in the value of a security below its amortized cost basis be evaluated to determine if the decline is other-than-temporary. The primary factors considered in evaluating whether a decline in value for fixed income and equity securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial conditions and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated principal and interest payments, and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery. In addition, certain securitized financial assets with contractual cash flows are evaluated periodically by the Company to update the estimated cash flows over the life of the security. If the Company determines that the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the previous estimate, then an other-than-temporary impairment charge is recognized. When a security is deemed to be impaired a charge is recorded as net realized losses equal to the difference between the fair value and amortized cost basis of the security. Once an impairment charge has been recorded, the fair value of the impaired investment becomes its new cost basis and the Company continues to review the other-than-temporarily impaired security for appropriate valuation on an ongoing basis. Under U.S. generally accepted accounting principles, the Company is not permitted to increase the basis of impaired securities for subsequent recoveries in value.

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

Pension Plans and Other Postretirement Benefits.  The Company sponsors a qualified defined benefit pension plan covering substantially all employees and three nonqualified defined benefit plans covering certain senior officers. In addition, the Company also has postretirement health care benefits for certain senior officers. In accordance with prescribed accounting standards, the Company annually reviews plan asssumptions.

The Company annually reviews its pension benefit plan assumptions which include the discount rate, the expected long-term rate of return on plan assets, and the compensation increase rate. The assumed discount rate is set based on the rates of return on high quality long-term fixed income investments currently available and expected to be available during the period to maturity of the pension benefits. The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on long-term investment policy of the plans and the various classes of the invested funds, based on the input of the plan's investment advisors and consulting actuary and the plan's historic rate of return. The compensation rate increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation. These assumptions involve uncertainties and judgment and therefore actual performance may not be reflective of the assumptions.

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

Consolidated Operations

Revenues.   The following details Company revenues.
	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Universal life and annuity contract revenues	$96,765	89,513	80,964
Traditional life and annuity premiums	14,602	14,025	13,916
Net investment income (excluding derivatives)	321,201	303,855	273,175
Other income	9,579	11,259	7,061

Operating revenues	442,147	418,652	375,116
Derivative gains (losses)	(10,988)	11,988	25,799
Realized gains (losses) on investments	9,884	3,506	(1,647)

Total revenues	$441,043	434,146	399,268

Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums. The Company has experienced modest growth in its block of business, most notably in international universal life products. This growth contributes to higher revenues in the form of cost of insurance charges which were $63.3 million compared to $60.1 million in 2004, and $55.6 million in 2003. Administrative charges were $15.0 million, $13.0 million, and $9.3 million for the years ended December 31, 2005, 2004, and 2003, respectively. Surrender charges assessed against policyholder account balances upon withdrawal were $25.1 million in 2005 compared to $23.4 million in 2004 and $21.6 million in 2003.

Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. These are product lines that the Company has not put as much emphasis on relative to interest sensitive products, particularly in its international life insurance operations.

A detail of net investment income is provided below.
	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Gross investment income:
Debt securities	$293,502	276,624	239,243
Mortgage loans	9,676	12,510	15,115
Policy loans	6,409	6,483	6,932
Other investment income	13,975	10,351	13,794

Total investment income	323,562	305,968	275,084
Investment expenses	2,361	2,113	1,909

Net investment income
(excluding derivatives)	321,201	303,855	273,175

Derivative gains (losses)	(10,988)	11,988	25,799

Net investment income	$310,213	315,843	298,974

Net investable cash flow is primarily invested in investment grade debt securities generating approximately 91.4% of total investment income, excluding derivatives in 2005. The mortgage loan investment balance has been steadily declining over the past several years due to the low interest rate environment, which has resulted in loan pre-payments and a decrease of new loan fundings. As a result, investment income from mortgage loans has declined from $15.1 million in 2003 to $12.5 million in 2004 and down to $9.7 million in 2005. Other investment income for 2005 includes $2.8 million related to income received on various profit participation arrangements compared to $1.5 million reported in 2004 and $3.3 million recorded in 2003. Despite the low interest rate levels, the Company generated comparable higher net investment earnings due to increasing invested asset balances. In addition, investment expenses have remained relatively level during this time frame.

Net investment income performance is analyzed excluding derivative income, which is a common practice in the insurance industry, in order to assess underlying profitability and results from ongoing operations. Net investment income performance is summarized as follows:
	Years Ended December 31,

	2005	2004	2003

	(In thousands except percentages)
Excluding derivatives:
Net investment income	$321,201	303,855	273,175
Average invested assets, at amortized cost	$5,152,449	4,692,988	3,911,595
Yield on average invested assets	6.23%	6.47%	6.98%

Including derivatives:
Net investment income	$310,213	315,843	298,974
Average invested assets, at amortized cost	$5,200,557	4,730,497	3,923,725
Yield on average invested assets	5.96%	6.68%	7.62%

The yield on average invested assets declined from 6.98% in 2003 to 6.47% in 2004 and 6.23% in 2005, excluding derivatives. This decline in yield is due to the overall interest rate decline and the Company obtaining lower yields on newly invested funds. In addition, prepayments, calls, and maturities of higher yielding debt securities have added to the yield decrease as these funds are reinvested at lower rates. Refer to the Derivatives discussion following this section for a more detailed explanation.

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

Gains and losses from index options are due to market conditions. Index options are intended to act as hedges to match the returns on the S&P 500 Index® and the rise or decline in this index causes index option values to likewise rise or decline. While income from index options fluctuates with the index, the contract interest expense to policyholder accounts for the Company's equity-indexed products also fluctuates in a similar manner and direction. In 2005, the S&P 500 Index® decreased resulting in index option losses and a reduction in contract interest expenses. In 2004 and 2003, the S&P 500 Index® increased and the Company recorded gains from index options and consequently increased contract interest expenses.

Other income consists primarily of revenues associated with nursing home operations of $8.9 million, $8.3 million, and $6.9 million in 2005, 2004, and 2003, respectively. A lawsuit settlement of $2.2 million was awarded to the Company relating to an investment previously owned and is included in other income for 2004.

Realized Gains (Losses) on Investments. The net gains reported in 2005 consisted of gross gains of $12.2 million primarily from calls and sales of debt securities, sale of real estate during the year, and gross losses of $2.3 million resulting from, most notably, an additional impairment writedown on Delta Airline debt securities of $1.6 million. Other impairments include an asset-backed security ($0.2 million) due to underlying cash flow deteoriation and an investment in a New Orleans utility ($0.2 million). In past years, the losses on investments have primarily resulted from impairment writedowns on investments in debt securities. The Company records impairment writedowns when a decline in value is considered other-than-temporary and full recovery of the investment is not expected. Total impairment writedowns in 2005, 2004, and 2003 totaled $2.0 million, $3.6 million, and $7.2 million, respectively. In 2004, the Company recorded an impairment writedown on Delta Airline debt securities of $3.6 million. Writedowns in 2003 included holdings of American Airlines ($3.1 million), Lukens ($0.8 million) and collaterialized bond obligation ("CBO") investments ($3.3 million).

Benefits and Expenses. The following details benefits and expenses.
	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Life and other policy benefits	$39,162	34,613	37,180
Amortization of deferred policy acquisition costs	87,955	88,733	53,829
Universal life and annuity contract interest	150,692	173,315	176,374
Other operating expenses	46,349	35,441	48,776

Totals	$324,158	332,102	316,159

The Company's mortality experience over the past five years has generally been consistent with its product pricing assumptions. Life and other policy benefits reflect death claims of $30.0 million, $24.7 million, and $26.8 million for 2005, 2004, and 2003, respectively.

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

Amortization of deferred policy acquisition costs reported were $88.0 million, $88.7 million, and $53.8 million in 2005, 2004, and 2003, respectively. Deferred amortization in 2005 includes an "unlocking" adjustment relative to future spreads, surrender charges and ultimate valuation rates on certain annuity products resulting in an increase in amortization of $1.3 million. Unlocking adjustments were also made during 2003 and 2004 pertaining to the annuity line of business and the expected emergence of future profits which also resulted in increased deferred policy acquisition costs amortization. While the Company is required to continually evaluate its emergence of profits, management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience. See additional discussions of amortization relative to the Company's lines of business included in the segment discussion following this section.

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

The Company's approximated average credited rates are as follows:
	December 31,				December 31,

	2005	2004	2003	2005	2004	2003

	(Excluding equity-indexed products)				(Including equity-indexed products)

Annuity	3.59%	3.91%	4.25%	2.86%	3.60%	4.58%
Interest sensitive life	4.94%	4.75%	4.95%	4.63%	4.97%	5.19%

Contract interest also includes the performance of the derivative component of the Company's equity-indexed products. As previously noted, the recent market performance of these derivative features decreased contract interest expense while also decreasing the Company's investment income given the hedge nature of the options. During 2004 and 2003, the reverse was noted, as the S&P 500 Index® performance was up resulting in higher investment income and contract interest expense. With these credited rates, the Company generally realized its targeted interest spread on its products.

Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, and expenses of nursing home operations. Nursing home expenses amounted to $7.6 million, $7.2 million, and $6.0 million in 2005, 2004, and 2003, respectively. The Company's operating expenses for the years reported include increases associated with its significant upturn in business levels. In addition, a charge was recorded during 2003 in the amount of $9.7 million relating to a litigation claim where the Company had reached a settlement agreement that had been approved by the court. A reduction in expenses of $6.5 million due to the final accounting related to this lawsuit settlement is reflected in 2004 amounts. In addition, contractholder account balances were increased $2.3 million based on this final settlement.

Federal Income Taxes. Federal income taxes on earnings from continuing operations for 2005, 2004, and 2003 reflect effective tax rates of 33.9%, 33.9%, and 32.9%, respectively, which are lower than the expected Federal rate of 35% primarily due to tax-exempt investment income related to investments in municipal securities and dividends-received deductions on income from stock investments.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings from continuing operations for the years ended December 31, 2005, 2004, and 2003 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Segment earnings:

2005	$2,809	13,559	47,915	6,559	70,842
2004	2,522	12,133	45,473	5,066	65,194
2003	1,366	13,249	37,121	5,116	56,852

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.
	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$22,172	23,324	21,725
Net investment income	19,958	20,283	21,688
Other income	35	509	31

Total premiums and other revenue	42,165	44,116	43,444

Benefits and expenses:
Life and other policy benefits	14,932	15,141	16,000
Amortization of deferred policy acquisition costs	5,798	9,098	8,983
Universal life insurance contract interest	8,842	8,585	8,896
Other operating expenses	8,349	7,479	7,526

Total benefits and expenses	37,921	40,303	41,405

Segment earnings before Federal income taxes	4,244	3,813	2,039

Federal income taxes	1,435	1,291	673

Segment earnings	$2,809	2,522	1,366

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
	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Universal life insurance revenues	$16,322	16,807	15,842
Traditional life insurance premiums	7,392	7,638	7,488
Reinsurance premiums	(1,542)	(1,121)	(1,605)

Totals	$22,172	23,324	21,725

In accordance with generally accepted accounting principles, premiums collected on universal life products are not reflected as revenues in the Company's consolidated statements of earnings. Actual domestic universal life premiums are detailed below.
	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Universal life insurance:
First year and single premiums	$14,973	9,382	1,848
Renewal premiums	14,199	14,510	14,552

Totals	$29,172	23,892	16,400

The Company's U.S. operations have typically emphasized annuity product sales over life product sales but recent efforts have been made to attract new independent agents and to promote life products to improve domestic sales. It is the Company's goal to increase domestic life product sales through increased recruiting of new distribution and the development of new life insurance products. The Company had approximately 10,200 contracted agents as of December 31, 2005.

Policy benefits totaled $14.9 million, $15.1 million, and $16.0 million in 2005, 2004, and 2003, respectively, which are consistent with Company expectations. The face amount of domestic life insurance in force has declined from $2.7 billion at December 31, 2003 to $2.5 billion at December 31, 2004 and 2005. Absent the growth rates targeted by management, the block of business will continue to contract due to the normal incidence of terminations from death or surrender with lower earnings resulting. Net investment income declined reporting $20.0 million, $20.3 million, and $21.7 million for 2005, 2004, and 2003, respectively, as investment assets for the block of business decrease as the amount of business in force decreases.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.
	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$70,379	64,239	55,041
Net investment income	23,123	22,821	23,983
Other income	75	790	37

Total premiums and other revenue	93,577	87,850	79,061

Benefits and expenses:
Life and other policy benefits	21,232	16,626	17,937
Amortization of deferred policy acquisition costs	20,389	21,837	12,109
Universal life insurance contract interest	18,118	18,631	17,775
Other operating expenses	13,359	12,418	11,489

Total benefits and expenses	73,098	69,512	59,310

Segment earnings before Federal income taxes	20,479	18,338	19,751

Federal income taxes	6,920	6,205	6,502

Segment earnings	$13,559	12,133	13,249

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.
	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Universal life insurance revenues	$72,010	67,059	58,799
Traditional life insurance premiums	9,201	8,228	7,609
Reinsurance premiums	(10,832)	(11,048)	(11,367)

Totals	$70,379	64,239	55,041

International operations have emphasized universal life policies over traditional life insurance products. In accordance with generally accepted accounting principles, premiums collected on universal life products are not reflected as revenues in the Company's consolidated statements of earnings. Actual international universal life premiums collected are detailed below.
	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Universal life insurance:
First year and single premiums	$35,575	35,681	37,069
Renewal premiums	68,832	59,981	47,907

Totals	$104,407	95,662	84,976

The Company's international life operations have been a significant contributor to the Company's overall growth and represent a market niche where the Company feels it has a competitive advantage. A productive agency force has been developed given the Company's longstanding reputation for supporting its international life products coupled with the instability of competing companies in international markets. In particular, the Company has experienced sizable growth with its equity-indexed universal life products and has collected premiums of $48.2 million, $37.2 million, and $21.0 million for the years ended 2005, 2004, and 2003, respectively.

A detail of net investment income for international life insurance operations is provided below.
	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Net investment income
(excluding derivatives)	$23,896	23,260	23,063
Derivative gains (losses)	(773)	(439)	920

Net investment income	$23,123	22,821	23,983

Derivative gains and losses fluctuate from period to period based on the S&P 500 Index® performance.

Life and other policy benefits totaled $21.2 million in 2005, $16.6 million in 2004, and $17.9 million in 2003, which are consistent with Company expectations. Amortization of deferred policy acquisition costs was $20.4 million, $21.8 million, and $12.1 million for 2005, 2004, and 2003, respectively. Increased amortization in 2004 is due to increased gross profits incurred from greater than expected capital gains, reduced credited rates, and higher costs of insurance charges in 2004 compared to 2003 and 2005. The decrease in universal life contract interest is primarily the result of the decrease in the S&P 500 Index® performance relative to the equity-indexed universal life products and the associated stock market losses in 2005 which decreased the amounts the Company in turn credited to policyholders. Contract interest expense was $18.1 million, $18.6 million, and $17.8 million in 2005, 2004, and 2003, respectively.

International sales during 2005 reflect Brazil, Argentina, and Taiwan as the top three international countries based on premiums and contract revenues recorded. Management expects sales growth internationally to trend at a steadier pace from the levels reported in recent years. As the international life insurance in force continues to grow, the Company anticipates operating earnings to similarly increase. The amount of international life insurance in force has grown from $10.2 billion at December 31, 2003 to $11.3 billion at December 31, 2004 and to $12.2 billion at December 31, 2005.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below.
	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$18,816	15,975	18,114
Net investment income	258,485	266,151	246,622
Other income	588	1,701	95

Total premiums and other revenue	277,889	283,827	264,831

Benefits and expenses:
Life and other policy benefits	2,998	2,846	3,243
Amortization of deferred policy acquisition costs	61,768	57,798	32,737
Annuity contract interest	123,732	146,099	149,703
Other operating expenses	17,019	8,353	23,809

Total benefits and expenses	205,517	215,096	209,492

Segment earnings before Federal income taxes	72,372	68,731	55,339

Federal income taxes	24,457	23,258	18,218

Segment earnings	$47,915	45,473	37,121

Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Surrender charges	$15,271	13,031	12,803
Payout annuity and other revenues	3,511	2,906	5,268
Traditional annuity premiums	34	38	43

Totals	$18,816	15,975	18,114

As previously noted, the Company's earnings are dependent upon annuity contracts persisting or remaining in force. While revenues decline with a reduction in surrender charges, the Company's earnings benefit. A mandated change in accounting for two-tier annuities in 2004 had the effect of eliminating payout annuity revenues pertaining to this product. This change explains the sharp reduction in these revenues in 2005 and 2004 compared to 2003.

In accordance with generally accepted accounting principles, deposits collected on annuity contracts are not reflected as revenues in the Company's consolidated statements of earnings. Actual annuity deposits collected are detailed below.
	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Equity-indexed annuities	$298,227	512,709	479,535
Other deferred annuities	236,330	350,665	674,358
Immediate annuities	23,383	28,653	41,250

Totals	$557,940	892,027	1,195,143

The Company experienced a tremendous increase in sales relating to equity-indexed annuities as the stock market rebounded in 2003 and 2004. These indexed products are more attractive for consumers when interest rate levels remain low as has been the market environment the past few years. Equity-indexed annuity deposits as a percentage of total annuity deposits recorded were 53.5%, 57.5%, and 40.1% for the years ended December 31, 2005, 2004, and 2003, respectively. Since the Company does not offer variable products or mutual funds, equity-indexed products provide an important alternative to the Company's existing fixed interest rate annuity products.

A detail of net investment income for annuity operations is provided below.
	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Net investment income
(excluding derivatives)	$268,700	253,724	221,743
Derivative gains (losses)	(10,215)	12,427	24,879

Net investment income	$258,485	266,151	246,622

Derivative gains and losses fluctuate from period to period based on the S&P 500 Index® performance.

As previously described, derivatives are used to hedge the equity return component of the Company's equity-indexed annuity products with any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, reflected in net investment income. The increase in net investment income, excluding derivatives from 2003 to 2005, is due to the increase in the overall size of the asset portfolio as a result of higher sales volume.

Other deferred annuity deposits decreased in 2005 compared to 2004 with $236.3 million recorded in collected deposits compared to $350.7 million, respectively. Fixed-rate annuity products became popular with consumers during 2003 as these products yielded a stable and competitive interest rate. As a selling inducement, many of these products include a first year interest bonus in addition to the base interest rate. These bonus rates are credited to the policyholder account but are deferred by the Company and amortized over future periods. The amount deferred was approximately $21.2 million, $27.5 million, and $43.9 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Amortization of deferred policy acquisition costs in 2005 of $61.8 million includes an unlocking adjustment of $1.3 million. Adjustments were made in the assumptions relative to the future spreads on certain equity-index annuity products; modified surrender charges on certain annuities to reflect continuing lower new money rates; and reduced ultimate valuation rates for pay out on annuitization under all annuities. These adjustments resulted in a decrease to the deferred asset balance and an increase in amortization.

Contributing to amortization in 2003 and 2004 is the increased sales of the equity-indexed products and the related increase in the stock market which resulted in higher current gross profits than expected. Consequently, the Company recognized a greater level of amortization expense corresponding with the higher profit level. In addition, higher capital gains in 2004 as compared to 2003, and reductions in credited rates over the same period, resulted in increased amortization. The Company unlocked its deferred policy acquisition costs amortization factors on other annuity products for assumption changes during 2003 and 2004 due to an anticipated decrease in future profit streams. The decrease in expected future profits results from the low interest rate environment which causes a tightening of expected future spreads. The Company is required to periodically adjust these factors for actual experience that varies from that assumed. While management does not currently anticipate any impact from unlocking in 2006, facts and circumstances may arise in the future which require that the factors be reexamined.

Annuity contract interest includes the equity component return associated with the Company's equity-indexed annuities. The detail of equity-indexed annuity contract interest compared to contract interest for all other annuities is as follows:
	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Equity-indexed annuities	$28,224	38,942	44,201
All other annuities	110,165	129,392	148,108

Gross contract interest	138,389	168,334	192,309
Bonus interest deferred and capitalized	(21,200)	(27,491)	(43,867)
Bonus interest amortization	6,543	5,256	1,261

Total contract interest	$123,732	146,099	149,703

In comparison to 2005, the 2004 and 2003 higher reported contract interest amount for equity-indexed annuities is due to increased sales and the effect of the positive performance of the stock market on option values as noted previously. In addition, the 2004 contract interest figures include an increase of $2.3 million for certain contractholder account balances as part of a lawsuit settlement.

Other operating expenses for 2004 reflect a reduction of $6.5 million for a charge recorded in the prior year. A $9.7 million charge was initially recorded in 2003 relating to a litigation claim which involved certain annuity products, and actual settlement payments made were $3.2 million during 2004.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, the Company also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Most of the income from the Company's subsidiaries is from a life interest in a trust. Gross income distributions from the trust totaled $3.9 million, pre-tax, annually in 2005 and $3.7 million in 2004 and 2003.

The Company acquired a nursing home facility, which opened in late July, 2000 and is operated by an affiliated limited partnership, whose financial operating results are consolidated with those of the Company. Daily operations and management of the nursing home are performed by an experienced management company through a contract with the limited partnership. Nursing home operations generated $1.3 million, $1.1 million, and $0.9 million of operating earnings in 2005, 2004, and 2003, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the careful handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of December 31, 2005 and 2004. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.
	2005		2004

	Carrying		Carrying
	Value	%	Value	%

	(In thousands)		(In thousands)

Debt securities	$5,249,156	94.8	$4,889,330	93.8
Mortgage loans	110,639	2.0	124,712	2.4
Policy loans	86,385	1.6	88,448	1.7
Derivatives	39,405	0.7	42,156	0.8
Equity securities	20,295	0.4	20,051	0.4
Real estate	13,436	0.2	17,224	0.3
Other	16,577	0.3	28,478	0.6

Totals	$5,535,893	100.0	$5,210,399	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations ("CMO"). As of December 31, 2005 and 2004, the Company's debt securities portfolio consisted of the following:
	2005		2004

	Carrying		Carrying
	Value	%	Value	%

	(In thousands)		(In thousands)

Corporate	$2,320,306	44.2	$2,208,003	45.2
Mortgage-backed securities	1,715,245	32.7	1,548,937	31.7
Public utilities	661,333	12.6	627,706	12.8
U.S. government/agencies	306,260	5.8	219,845	4.5
Asset-backed securities	161,324	3.1	210,976	4.3
States & political subdivisions	53,940	1.0	42,335	0.9
Foreign governments	30,748	0.6	31,528	0.6

Totals	$5,249,156	100.0	$4,889,330	100.0

The Company's investment guidelines prescribe limitations as a percent of the total investment portfolio by type of security and all holdings were within these threshold limits at December 31, 2005 and 2004. During 2004 and continuing into 2005, the Company expanded its holdings of U.S. government and private mortgage-backed securities given attractive yields and spreads. Because the Company's holdings of mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing primarily in collateralized mortgage obligations, which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I ("PAC I"), very accurately defined maturity ("VADM") and sequential tranches are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's portfolio with 96.8% held in investment grade securities. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P®.
	2005		2004

	Carrying		Carrying
	Value	%	Value	%

	(In thousands)		(In thousands)

AAA and U.S. government	$2,285,094	43.5	$2,028,055	41.5
AA	202,092	3.9	179,397	3.7
A	1,360,716	25.9	1,383,176	28.3
BBB	1,230,799	23.5	1,160,772	23.7
BB and other below investment grade	170,455	3.2	137,930	2.8

Totals	$5,249,156	100.0	$4,889,330	100.0

National Western does not purchase below investment grade securities. Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities. During 2005, the Company's percentage of below investment grade securities compared to total invested assets increased from 2.6% to 3.1% as of December 31, 2004 and 2005, respectively. The increase from year to year is primarily due to downgrades on several issues. The Company's holdings of below investment grade securities as a percentage of total invested assets is relatively small compared to industry averages. These holdings are summarized below.
	Below Investment Grade Debt Securities

				% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets

	(In thousands except percentages)

December 31, 2005	$168,423	170,455	167,770	3.1%

December 31, 2004	$132,617	137,930	137,503	2.6%

Holdings in below investment grade securities by category as of December 31, 2005 are summarized below, including 2004 fair values for comparison. The Company is continually monitoring developments in these industries that would affect security valuations.
Below Investment Grade Debt Securities

	Amortized	Carrying	Fair	Fair
	Cost	Value	Value	Value
Category	2005	2005	2005	2004

Utilities/Energy	$39,091	40,881	41,165	42,110
Retail	35,397	35,770	35,770	37,917
Manufacturing	23,023	22,084	22,187	22,204
CBOs/Asset-backed	17,496	18,704	16,570	16,405
Transportation	9,588	11,388	11,388	11,234
Telecommunications	9,993	9,875	9,875	9,900
Auto Finance	6,199	6,199	5,423	6,204
Healthcare	4,993	5,275	5,275	5,200
Other	22,643	20,279	20,117	22,642

Totals
	$168,423	170,455	167,770	173,816

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

As part of the Company's review for other-than-temporary impairments of investments, the Company determined during 2005 and 2004 that it held investments in several issuers whose decline in value was considered other-than-temporary and these holdings were written down and included as realized losses on investments as follows:
		2005	2004
	Par Holdings	Writedown	Writedown

	(In thousands)
Issuer:
Delta 10.125%	$4,000	1,000	2,471
Delta 9.300%	4,200	590	1,090
Entergy New Orleans 6.750%	1,200	246	-
Greentree 98-6 6.630%	3,000	176	-

Totals	$12,400	2,012	3,561

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

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination as to which category based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at December 31, 2005, approximately 33% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.
	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)

	(In thousands)
Securities held to maturity:
Debt securities	$3,523,993	3,524,724	(731)
Securities available for sale:
Debt securities	1,724,432	1,713,396	11,036
Equity securities	20,295	12,856	7,439

Totals	$5,268,720	5,250,976	17,744

In accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company may under certain conditions transfer a debt security from held to maturity to available for sale. For the twelve months ended December 31, 2005 and 2004, the Company transferred debt securities due to credit deterioration from the held to maturity portfolio to the available for sale portfolio in the amount of $7.0 million and $35.9 million, respectively. The unrealized gains associated with the security transferred in 2005 and the two securities transferred in 2004 totaled $0.2 million for both periods and were recorded as a component of accumulated other comprehensive income, net of deferred acquisition costs and taxes. During 2005, two securities were sold from the held to maturity portfolio due to credit deterioration, with amortized cost of $10.0 million resulting in a realized gain of $0.9 million. During 2004, bonds were sold from the held to maturity portfolio due to credit deterioration with amortized book value of $8.1 million with the sales resulting in realized gains of $0.6 million.

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

The Company held net investments in mortgage loans totaling $110.6 million and $124.7 million at December 31, 2005 and 2004, respectively. The diversification of the portfolio by geographic region and by property type was as follows:
	2005		2004

Geographic Region:	Amount	%	Amount	%

	(In thousands)		(In thousands)

West South Central	$68,413	61.8	$74,765	59.9
Mountain	15,831	14.3	19,020	15.3
Pacific	11,342	10.3	11,954	9.6
South Atlantic	4,838	4.4	5,284	4.2
East South Central	-	-	3,686	3.0
All other	10,215	9.2	10,003	8.0

Totals	$110,639	100.0	$124,712	100.0

	2005		2004

Property Type:	Amount	%	Amount	%

	(In thousands)		(In thousands)

Retail	$75,545	68.3	$87,941	70.5
Office	24,536	22.2	24,740	19.8
Land/Lots	3,725	3.4	7,017	5.6
Hotel/Motel	6,797	6.1	4,974	4.0
All other	36	-	40	0.1

Totals	$110,639	100.0	$124,712	100.0

The Company does not recognize interest income on loans past due six months or more. At December 31, 2005 and 2004 the Company had no mortgage loan principal balances past due six months or more. Interest income not recognized for past due loans totaled approximately $54,000 in 2004; there was none in 2005 or 2003.

The contractual maturities of mortgage loan principal balances at December 31, 2005 are as follows:
Principal
Due

(In thousands)

Due in one year or less	$6,228
Due after one year through five years	62,904
Due after five years through ten years	26,891
Due after ten years through fifteen years	15,213
Due after fifteen years	-

Total	$111,236

In the fourth quarter of 2004, an impairment loss of $0.6 million and an additional allowance of $0.4 million was recorded related to a mortgage loan based on information which indicated that the Company may not collect all amounts in accordance with the mortgage agreement. This allowance was reversed in the first quarter of 2005 upon the sale of the loan. As of December 31, 2003, an allowance for possible losses on mortgage loans was $0.7 million. During the first quarter of 2004, this allowance was released due to a review of anticipated cash flows showing that all principal would be recovered. Management believes that the allowance for possible losses is adequate. While the Company closely manages its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

The Company's real estate investments totaled approximately $13.4 million and $17.2 million at December 31, 2005 and 2004, respectively, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of the Company. The Company recognized operating income on these properties of approximately $1.0 million, $1.6 million, and $1.8 million for the years ended December 31, 2005, 2004, and 2003, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment gains of $6.7 million, $2.2 million, and $0.9 million in 2005, 2004, and 2003, respectively associated with these properties.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.
	December 31,

	2005	2004

	(In thousands except percentages)

Debt securities - fair value	$5,248,425	4,982,308
Debt securities - amortized cost	$5,238,120	4,829,091

Fair value as a percentage of amortized cost	100.20%	103.17%
Unrealized gains at year-end	$10,305	153,217
Ten-year U.S. Treasury bond - increase (decrease)
in yield for the year	0.17%	(0.03)%

	Unrealized Gains (Losses)

	Net Balance at	Net Balance at
	December 31,	December 31,	Change in
	2005	2004	Net Balance

	(In thousands)

Debt securities held to maturity	$(731)	92,978	(93,709)
Debt securities available for sale	11,036	60,239	(49,203)

Totals	$10,305	153,217	(142,912)

Changes in interest rates typically have a significant impact on the fair values of the Company's debt securities. During 2005 market interest rates of the ten-year U.S. Treasury bond increased 17 basis points from year end 2004 resulting in an unrealized loss of $142.9 million on a portfolio of approximately $5.2 billion. The Company would expect similar results in the future from a significant upward or downward movement in market rates. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's financial results.

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
	Fair Values of Assets

	Changes in Interest Rates in Basis Points
	-100	0	+ 100	+ 200	+ 300

	(In thousands)

Debt and equity securities	$5,521,786	5,268,720	4,984,620	4,695,771	4,418,737
Mortgage loans	119,039	114,574	110,358	106,371	102,600
Policy loans	121,212	111,034	102,166	94,398	87,559
Other loans	7,404	7,261	7,121	6,985	6,853
Derivatives	38,010	39,405	40,804	42,205	43,609

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

Mortgage and other loans were modeled by discounting scheduled cash flows through the scheduled maturities of the loans, starting with interest rates currently being offered for similar loans to borrowers with similar credit ratings. Policy loans were modeled by discounting estimated cash flows using U.S. Treasury Bill interest rates as the base rates at December 31, 2005. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts and incorporate both Company experience and mortality assumptions associated with such contracts.

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

The Company's market risk liabilities, which include policy liabilities for annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described. As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of a 100 basis point decrease and increases in increments of 100 basis points in the U.S. Treasury yield curve as of December 31, 2005. The potential impact on net earnings from these interest rate changes are summarized below.
	Changes in Interest Rates in Basis Points

	-100	+100	+200	+300

	(In thousands)

Impact on Net earnings	$(616)	429	521	750

These estimated impacts in earnings are net of tax effects and the estimated effects of deferred policy acquisition costs.

The above described scenarios produce estimated changes in cash flows as well as cash flow reinvestment projections. Estimated cash flows in the Company's model assume cash flow reinvestments which are representative of the Company's current investment strategy. Calls and prepayments include scheduled maturities and those expected to occur which would benefit the security issuers. Assumed policy surrenders consider differences and relationships between credited interest rates and market interest rates as well as surrender charges on individual policies. The impact to earnings also includes the expected effects on amortization of deferred policy acquisition costs. The model considers only annuity and supplemental contracts in force at December 31, 2005, and does not consider new product sales or the possible impact of interest rate changes on sales.

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
	December 31, 2005		December 31, 2004

		% of		% of
	Amount	Total	Amount	Total

	($ Amounts in thousands)

Not subject to discretionary
withdrawal provisions	$282,134	6.6%	$261,009	6.5%
Subject to discretionary withdrawal,
with adjustment:
With market value adjustment	1,341,631	31.5%	1,203,525	30.0%
At contract value less current
surrender charge of 5% or more	2,106,363	49.5%	2,056,145	51.2%

Subtotal	3,730,128	87.6%	3,520,679	87.7%
Subject to discretionary withdrawal
at contract value with no surrender
charge or surrender charge of less
than 5%	528,977	12.4%	492,410	12.3%

Total annuity reserves and deposit
liabilities	$4,259,105	100.0%	$4,013,089	100.0%

The actual amounts paid by product line in connection with surrenders and withdrawals for the years ended December 31 are noted in the table below.
	2005	2004	2003

	(In thousands)
Product Line:
Traditional Life	$5,419	6,774	7,344
Universal Life	31,143	30,409	27,548
Annuities	303,747	296,039	256,551

Total	$340,309	333,222	291,443

The above contractual withdrawals, as well as the level of surrenders experienced, were generally consistent with the Company's assumptions in asset-liability management, and the associated cash outflows did not have an adverse impact on overall liquidity. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Cash flow projections and tests under various market interest rate scenarios are also performed to assist in evaluating liquidity needs and adequacy. The Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $197 million, $146 million, and $69 million in 2005, 2004, and 2003, respectively. Operating cash flows are lower in 2003 due to increased commission payments on annuity deposits which are included in financing activities on the consolidated statements of cash flows. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $485 million, $440 million, and $668 million in 2005, 2004, and 2003, respectively. Cash flows from security maturities, redemptions, and prepayments were relatively higher over the last three years due to the decline in interest rates. These cash flow items could be reduced if interest rates rise in 2005. Net cash flows from the Company's universal life and annuity deposit product operations totaled inflows of $153 million, $497 million and $839 million in 2005, 2004, and 2003, respectively. The net inflows are expected to continue in 2006.

Capital Resources

The Company relies on the accumulated earnings in stockholders' equity for its capital resources as it has no long-term debt outstanding and does not anticipate the need for any long-term debt in the near future. There are also no current or anticipated material commitments for capital expenditures in 2006. At December 31, 2005, the Company had commitments of approximately $1.0 million for the purchase of land for the future construction of a nursing home facility. The land acquisition is expected to be completed in the first quarter of 2006. Construction costs are expected to begin during 2006.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment due by Period

		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years

	(In thousands)

Operating lease obligations (1)	$3,142	817	1,458	867	-
Purchase obligations	1,000	1,000	-	-	-
Life claims payable (2)	45,334	45,334	-	-	-
Other long-term reserve liabilities
reflected on the balance sheet
under GAAP (3)	357,901	68,882	101,258	54,079	133,682

Total	$407,377	116,033	102,716	54,946	133,682

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

(3)  Other long-term liabilities includes obligations that are reported within the Company's reserve liabilities that reflect determinable payout patterns related to immediate annuities. The above amounts are undiscounted whereas the amounts included in future policy benefit liabilities are discounted in accordance with GAAP. Liabilities for future policy benefits and other policyholder liabilities of approximately $5.1 billion as of December 31, 2005 have been excluded from the contractual obligations table. These excluded liabilities include future policy benefits relating to life insurance products, deferred annuities, and universal life products. Amounts excluded from the table are comprised of policies or contracts where (a) the Company is not currently making payments and will not make payments in the future until the occurrence of a payment triggering event, such as death or (b) the occurrence of a payment triggering event, such as a surrender of a policy or contract, which is outside of the control of the Company. The timing of these payments is not reasonably fixed and determinable. These uncertainties are considered in the Company's asset-liability management program as previously noted.

ACCOUNTING STANDARDS AND CHANGES IN ACCOUNTING

Recently Issued Accounting Standards

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This Issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities and requires expanded disclosures related to securities with unrealized losses. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company's current policy has generally been to record income only as cash is received following an impairment of a debt security. The application of this Issue was required for reporting periods beginning after June 15, 2004. In September 2004, the FASB approved FASB Staff Position EITF 03-1-1, which deferred the effective date for the recognition and measurement guidance contained in EITF 03-1 until certain issues were resolved. On November 3, 2005 the FASB issued FASB Staff Position ("FSP") Nos. FAS 115-1 and FAS 124-1 titled The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullifies certain requirements of EITF 03-1 and carries forward certain requirements and disclosures. The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005. The Company has adopted the disclosure provisions and has included the required disclosures for 2005 and 2004. The Company will adopt FSP Nos. FAS 115-1 and FAS 124-1 as of the beginning of fiscal year 2006 and does not expect this FSP to have a material impact on the consolidated financial statements.

In December of 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). SOP 03-3 addresses revenue recognition and impairment assessments for certain loans and debt securities that were purchased at a discount that was at least in part due to credit quality. SOP 03-3 states that where expected cash flows from the loan or debt security can be reasonably estimated, the difference between the purchase price and the expected cash flows (i.e., the "accretable yield") should be accreted into income. In addition, the SOP prohibits the recognition of a reserve for impairment on the purchase date. Further, the SOP requires that the allowance for loan losses be supported through a cash flow analysis, on either an individual or on a pooled basis, for all loans that fall within the scope of the guidance. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company adopted SOP 03-3 as of the beginning of fiscal year 2005. This SOP did not have a material impact on the consolidated financial statements.

As of December 31, 2005, the Company held debt securities with an outstanding balance of $17.6 million and a carrying value of $17.3 million accounted for in accordance with Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). For the year ended December 31, 2005, an impairment of $0.2 million was recorded related to one debt security. The Company does not acquire securities meeting the requirements of this SOP 03-3 at the time of purchase; however, securities that have credit deterioration subsequent to purchase may require reporting under this accounting standard.

EITF No. 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets requires the Company to periodically review changes in future cash flow expectations and account for interest income using the prospective effective yield-method. EITF 99-20 includes specific guidance regarding impairment of asset backed securities that do not fall under the SOP 03-3 guidance noted above.

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

In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1"). The SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB No. 97. The SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The adoption of SOP 05-1 is not expected to have a material impact on the consolidated financials statements of the Company.

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

At December 31, 2005, the Company held a reserve relating to two-tier annuities in the amount of $20.9 million as an additional liability relating to annuitization benefits. The expected annuitizations were determined based upon actual experience relating to this block of business, which is relatively seasoned and the policies are no longer issued by the Company. The issuance of this SOP did not impact the Company's accounting relating to sales inducements.

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act) during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2005 which has not been previously reported.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

The following information as of January 31, 2006, is furnished with respect to each director. All terms expire in June of 2006.
	Principal Occupation During Last Five	First
Name of Director	Years and Directorships	Elected	Age

Robert L. Moody	Chairman of the Board and Chief Executive	1963	70
(1) (3)	Officer of the Company

Ross R. Moody	President and Chief Operating Officer of the	1981	43
(1) (3)	Company

Harry L. Edwards	Retired; Former President and Chief	1969	84
(4)	Operating Officer of the Company,
	Austin, Texas

Stephen E. Glasgow	Partner, G-2 Development, L.P.	2004	43
(2) (4)	Austin, Texas

E. Douglas McLeod	Director of Development, The Moody	1979	64
	Foundation, Galveston, Texas

Charles D. Milos	Senior Vice President of the Company	1981	60
(1) (3)

Frances A. Moody-Dahlberg	Executive Director,	1990	36
	The Moody Foundation,
	Dallas, Texas

Russell S. Moody	Investments, League City, Texas	1988	44

Louis E. Pauls, Jr.	President, Louis Pauls & Company;	1971	70
(2)	Investments, Galveston, Texas

E. J. Pederson	Special Assistant to the President,	1992	58
(2) (4)	The University of Texas
	Medical Branch, Galveston, Texas

(1)  Member of Executive Committee;  (2) Member of Audit Committee;  (3) Member of Investment Committee;  (4) Member of Compensation and Stock Option Committee.

Identification of Executive Officers

The following is a list of the Company's executive officers, their ages, and their positions and offices as of January 31, 2006.
Name of Officer	Age	Position (Year elected to position)

Robert L. Moody	70	Chairman of the Board and Chief Executive
		Officer (1963-1968, 1971-1980, 1981), Director

Ross R. Moody	43	President and Chief Operating Officer (1992), Director

Jay C. Bugg	50	Senior Vice President - Chief Marketing Officer (2002)

Richard M. Edwards	53	Senior Vice President - International Marketing (1990)

Paul D. Facey	54	Senior Vice President - Chief Actuary (1992)

Charles D. Milos	60	Senior Vice President - Mortgage Loans and Real Estate (1990), Director

James P. Payne	61	Senior Vice President - Secretary (1998)

Brian M. Pribyl	47	Senior Vice President - Chief Financial & Administrative
		Officer and Treasurer (2001)

Patricia L. Scheuer	54	Senior Vice President - Chief Investment Officer (1992)

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

Audit Committee Financial Expert

The Company has at least one person that it believes is qualified to be the Audit Committee Financial Expert. However, the Company has not designated anyone as an Audit Committee Financial Expert at this time as the Company's Board of Directors has concluded that the ability of the Audit Committee to perform its duties would not be impaired by the failure to designate one of the committee members as an "Audit Committee Financial Expert" if its members otherwise satisfied the NASDAQ standards and rules and regulations of the SEC.

Identification of Audit Committee

The Audit Committee of the Board of Directors consists of three non-employee directors named below. The committee is primarily responsible for oversight of the Company's financial statements and controls; assessing and ensuring the independence, qualifications and performance of the independent auditors; approving the independent auditors services and fees; reviewing and approving all related party transactions; overseeing and directing internal audit activities; reviewing the Company's financial risk assessment process and ethical, legal, and regulatory compliance programs; and reviewing and approving the annual audited financial statements for the Company before issuance.
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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table
			Annual Compensation

					Other Annual	Long-Term	All Other
	Name and		Salary	Bonus	Compensation	Compensation	Compensation
	Principal Position	Year	(A)	(B)	(C)	(D)	(E)

1	Robert L. Moody	2005	$1,493,363	370,187	$-	-	$673,543
	Chairman of the Board	2004	1,496,364	-	-	21,000	611,101
	and Chief Executive Officer	2003	1,390,453	-	90,152	-	530,517

2	Ross R. Moody	2005	539,181	126,999	-	-	31,893
	President and Chief	2004	540,322	128,270	-	11,000	31,147
	Operating Officer	2003	500,619	45,432	-	-	31,558

3	Richard M. Edwards	2005	181,539	104,350	-	-	10,865
	Senior Vice President -	2004	188,335	156,524	-	2,000	11,271
	International Marketing	2003	180,616	147,293	-	-	17,847

4	Jay C. Bugg	2005	184,348	87,349	-	-	11,045
	Senior Vice President -	2004	191,260	190,784	-	2,000	11,459
	Chief Marketing Officer	2003	183,431	364,667	-	-	24,094

5	Brian M. Pribyl	2005	227,574	39,762	-	-	9,409
	Senior Vice President -	2004	221,805	67,075	-	2,000	12,057
	Chief Financial and	2003	207,310	36,419	-	-	13,500
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

(D) Represents number of securities underlying stock options granted under the National Western Life Insurance Company 1995 Stock and Incentive Plan.

(E) All other compensation includes primarily employer contributions made to the Company's 401(k) Plan and Non-Qualified Deferred Compensation Plan on behalf of the employee. In addition, this item also includes taxable income for Robert L. Moody of approximately $669,000, $581,000, and $503,000 in 2005, 2004, and 2003, respectively, related to life insurance benefits under policies owned by the Company on Mr. Moody's life which have been assigned to Mr. Moody by the Company.

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

The Committee approved the issuance of nonqualified stock options to selected officers of the Company during 2004 totaling 56,750. Additionally, during 2004 the Committee granted 10,000 nonqualified, nondiscretionary stock options to Company directors. The directors' stock options vest 20% annually following one full year of service to the Company from the date of grant. The officers' stock options vest 20% annually following three full years of service to the Company from the date of grant. The exercise prices of the stock options were set at the fair market values of the common stock on the dates of grant. Nonqualified stock options were not issued in 2005 or 2003.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

Detailed below is stock option information for the Company's named executive officers for the year ended December 31, 2005.
			Number of
	Shares		Securities Underlying		Value of Unexercised
	Acquired		Unexercised Options		In-The-Money Options

	On	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

1 Robert L. Moody	17,275	$2,279,404	34,725	27,900	$4,030,402	$1,998,092

2 Ross R. Moody	1,960	204,429	13,440	17,300	1,426,399	1,360,124

3 Richard M. Edwards	760	71,560	-	2,780	-	203,348

4 Jay C. Bugg	-	-	-	2,000	-	113,820

5 Brian M. Pribyl	280	22,306	-	2,840	-	210,235

Long-Term Incentive Plan Awards Table

None.

Defined Benefit or Actuarial Plan Disclosure

The Company currently sponsors four employee defined benefit plans for the benefit of its employees and officers. A brief description and formulas by which benefits are determined for each of the plans are detailed as follows.

National Western Life Insurance Company Pension Plan - This qualified defined benefit plan covers substantially all employees and officers of the Company and provides benefits based on the participant's years of service and compensation. The Company makes annual contributions to the plan that comply with the minimum funding provisions of the Employee Retirement Income Security Act.

Annual pension benefits for those employees who became eligible participants prior to January 1, 1991, are generally calculated as the sum of the following:

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

Annual pension benefits for those employees who become eligible participants on or subsequent to January 1, 1991, are generally calculated as 1.5% of their compensation earned during each year of benefit service.

National Western Life Insurance Company Non-Qualified Defined Benefit Plan - This plan covers officers of the Company who were in the position of senior vice president or above prior to 1991. The plan provides benefits based on the participant's years of service and compensation. No minimum funding standards are required.

The benefit to be paid pursuant to this plan to a participant, other than the Chairman of the Company, who retires at his normal retirement date shall be equal to (a) minus (b) minus (c), but the benefit may not exceed (d) minus (b) where:

(a) is the benefit which would have been payable at the participant's normal retirement date under the terms of the Pension Plan as of December 31, 1990, as if that plan had continued without change and without regard to Internal Revenue Code Section 401(a) (17) and 415 limits, and,

(b) is the benefit which actually becomes payable under the terms of the Pension Plan at the participant's normal retirement date, and,

(c) is the actuarially equivalent life annuity which may be provided by an accumulation of 2% of the participant's compensation for each year of service on and after January 1, 1991, accumulated at an assumed interest rate of 8.5% to the participant's normal retirement date, and,

(d) is the benefit which would have been payable at the participant's normal retirement date under the terms of the Pension Plan as of December 31, 1990, as if that plan had continued without change and without regard to Internal Revenue Code Section 401(a)(17) and 415 limits, except that the proration over 15 years shall instead be calculated over 30 years.

The Chairman of the Company, Robert L. Moody, is currently receiving in-service benefits from this plan. The benefit that Mr. Moody began receiving as of his normal retirement date pursuant to the plan was equal to (a) minus (b) minus (c) where:

(a) was his years of service (up to 45), multiplied by 1.66667%, and then multiplied by the excess of his eligible compensation over his primary social security benefit under the terms of the Pension Plan as of December 31, 1990, as if that plan had continued without change and without regard to Internal Revenue Code Section 401(a) (17) and 415 limits, and,

(b) was the benefit payable to him under the terms of the Pension Plan, and,

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

Also to comply with the American Jobs Creation Act of 2004, the Company expects that it will freeze benefit accruals as of December 31, 2004 for all other participants in this plan. However, the Company also expects that it will adopt a new nonqualified defined benefit plan to provide for substantially similar benefit accruals with respect to service and compensation after December 31, 2004.

Non-Qualified Defined Benefit Plan for Robert L. Moody - This plan covers the current Chairman of the Company, Robert L. Moody and is intended to provide for post-2004 benefit accruals that mirror and supplement the pre-2005 benefit accruals under the previously discussed Non-Qualified Defined Benefit Plan, while complying with the American Jobs Creation Act of 2004. No minimum funding standards are required.

The annual benefit paid to the Chairman of the Company on an in-service basis effective July 1, 2005 was equal to (a) minus (b) minus (c) where:

(a) was his years of service on his normal retirement date, multiplied by 1.66667%, and then multiplied by the excess of his eligible compensation over his primary social security benefit under the terms of the Pension Plan as of December 31, 1990, as if that plan had continued without change and without regard to Internal Revenue Code Section 401(a) (17) and 415 limits, less the actuarially equivalent life annuity which may be provided by an accumulation of 2% of his compensation for each year of service on and after January 1, 1991, accumulated at an assumed interest rate of 8.5% to his normal retirement date, and, multiplied by the ratio of his years of service on July 1, 2005 to his years of service on his normal retirement date, multiplied by the ratio of his eligible compensation as of July 1, 2005 to his eligible compensation as of his normal retirement date, and,

(b) was the benefit payable to him under the terms of the Pension Plan as of July 1, 2005, and,

(c) was the benefit payable to him under the terms of the Non-Qualified Defined Benefit Plan as of December 31, 2004.

Subsequent to July 1, 2005, the annual benefit was increased monthly for additional service and changes in eligible compensation.

Non-Qualified Defined Benefit Plan for the President of National Western Life Insurance Company - This plan covers the President of the Company and is intended to provide benefit accruals that comply with the American Jobs Creation Act of 2004. No minimum funding standards are required.

The annual benefit to be paid to the President of the Company who retires at his normal retirement date shall be equal to (a) minus (b) minus (c) where:

(a) equals his years of service (up to 45), multiplied by 1.66667%, and then multiplied by the excess of his eligible compensation over his primary social security benefit under the terms of the Pension Plan as of December 31, 1990, as if that plan had continued without change and without regard to Internal Revenue Code Section 401(a) (17) and 415 limits, and,

(b) equals the actuarially equivalent life annuity provided by an accumulation of 2% of his compensation for each year of service on and after his date of hire, accumulated at an assumed interest rate of 8.5% to his normal retirement date, and,

(c) equals the benefit actually payable to him under the terms of the Pension Plan.

The plan provides for a monthly in-service benefit if the President of the Company continues employment after his normal retirement date.

The estimated annual benefits payable to the named executive officers upon retirement, at normal retirement age, or, in the case of Robert L. Moody, currently being paid, for the Company's defined benefit plans are as follows:
	Estimated Annual Benefits

	Qualified	Non-Qualified
	Defined	Defined
Name	Benefit Plan	Benefit Plans	Totals

1 Robert L. Moody	$146,834	1,356,033	1,502,867

2 Ross R. Moody	134,469	528,783	663,252

3 Richard M. Edwards	75,898	-	75,898

4 Jay C. Bugg	58,739	-	58,739

5 Brian M. Pribyl	85,527	-	85,527

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

Directors of the Company's subsidiary, NWL Investments, Inc., receive $250 annually. Nonemployee directors of the Company's subsidiary, NWL Services, Inc., receive $1,000 per board meeting attended. Directors of the Company's downstream subsidiaries, Regent Care General Partner, Inc., and Regent Care Operations General Partner, Inc., receive $250 per board meeting attended. Directors of the Company's downstream subsidiary, Regent Care Limited Partner, Inc., receive $500 per board meeting attended.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Robert L. Moody, Ross R. Moody, and Brian M. Pribyl, all named executive officers, had a bonus compensation agreement with the Company during 2005. The contract consisted of several components in which certain levels of Company performance related to life insurance premiums, annuity contract deposits, expense management, and overall profitability were required in order to earn the bonus. The compensation bonus related to this agreement will be paid in 2006.

Richard M. Edwards, also a named executive officer, had a bonus compensation contract with the Company during 2005. The contract consisted of several components in which certain levels of Company performance relating to international life insurance persistency rates, international life insurance premiums, and related expenses were required in order to earn bonuses. The compensation bonus related to this agreement will be paid in 2006.

Jay C. Bugg, also a named executive officer, had a bonus compensation agreement with the Company during 2005. The agreement consisted of several components in which certain levels of Company performance relating to domestic life insurance and annuity contract persistency rates, domestic life insurance premiums, domestic annuity contract deposits, and related expenses were required in order to earn bonuses. Most all of the compensation bonus related to this agreement was paid in 2005 and is disclosed in the summary compensation table of this item.

Report on Repricing of Options/SARs

None.

Compensation Committee Interlocks and Insider Participation

The Compensation and Stock Option Committee of the Board of Directors ("Compensation Committee"), comprised of outside directors, is charged with the responsibility of establishing and overseeing appropriate Company policy relating to the compensation of Company officers, including the three highest compensated executive officers of the Company, under guidelines established by the Board of Directors. The Compensation Committee also performs various projects relating to officer compensation at the request of the Board of Directors. Those directors serving on the Compensation Committee include Harry L. Edwards, Stephen E. Glasgow, and E. J. Pederson.

Robert Moody, Ross Moody, and Charles Milos served as directors and also served as officers and employees of National Western Life Insurance Company. Ross Moody served as an officer and director of the Company's wholly-owned subsidiaries, The Westcap Corporation, NWL Investments, Inc., NWL Financial, Inc., NWL Services, Inc., Regent Care Limited Partner, Inc., and Regent Care Operations Limited Partner, Inc., and served as an officer of Westcap Holdings, LLC, a limited liability company whose sole member is The Westcap Corporation. Charles Milos served as an officer and director of The Westcap Corporation, Regent Care General Partner, Inc., and Regent Care Operations General Partner, Inc., and as an officer of NWL Investments, Inc., NWL Financial, Inc., NWL Services, Inc., Regent Care Limited Partner, Inc., Regent Care Operations Limited Partner, Inc., and Westcap Holdings, LLC, a limited liability company whose sole member is The Westcap Corporation. Robert Moody was an officer of NWL Services, Inc., and Regent Care Limited Partner, Inc. Harry Edwards served as a director and was formerly an officer of National Western Life Insurance Company.

No compensation committee interlock exists with other unaffiliated companies.

Board Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors determines and approves officer compensation and is also responsible for developing and administering the policies that determine officer compensation. The Compensation Committee operates under guidelines adopted by the Company's Board of Directors and reports its decisions to the Board of Directors. These guidelines are periodically reviewed by the Board of Directors to verify consistency with the Company's overall business strategy and ability to attract and retain key officers.

The largest component of officer compensation, including that of the Chief Executive Officer and other named executive officers, is base salary. Base salaries are adjusted annually by the Compensation Committee based on a performance review of the individual as well as the performance of the Company as a whole. The Compensation Committee considers various factors when determining base salary levels including: (1) an individual's contributions toward the Company's short and long-term strategic goals, (2) achievement of specific goals within the individual's realm of responsibility, (3) competitive market information regarding compensation levels, (4) the individual's experience level and expertise, (5) the Company's salary budget, and (6) where appropriate, recommendations made by the Company's Chief Executive Officer and President.

As previously described, the Compensation Committee is comprised of outside directors whose actions relative to officer compensation are reported to the Board of Directors. During the past year, the Board of Directors did not modify or reject in any material way any action or recommendation of the Compensation Committee.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

Set forth below is certain financial information concerning persons who are known by the Company to own beneficially more than 5% of any class of the Company's common stock on December 31, 2005.
Name and Address	Title	Amount and Nature	Percent
of	of	of	of
Beneficial Owners	Class	Beneficial Ownership	Class

Robert L. Moody	Class A Common	1,159,096	33.96%
2302 Post Office Street, Suite 702	Class B Common	198,074	99.04%
Galveston, Texas

FMR Corp.	Class A Common	242,438	7.10%
82 Devonshire Street
Boston, Massachusetts

Westport Asset Management, Inc.	Class A Common	235,101	6.89%
253 Riverside Avenue
Westport, Connecticut

Tweedy Browne Company	Class A Common	221,485	6.49%
350 Park Avenue
New York, New York

Article Four of the Articles of Incorporation of the Company provides that the Class A stockholders have the exclusive right to elect one-third (1/3) of the members of the Board of Directors, plus one director for any remaining fraction, and the Class B stockholders have the exclusive right to elect the remaining members of the Board of Directors. In view of Robert L. Moody's ownership of more than 99% of the Class B stock outstanding, as well as Mr. Moody's ownership of approximately 34% of the Class A stock outstanding (see Security Ownership table above), Mr. Moody holds the voting power to elect a majority of the members of the Board of Directors. The Company is considered to be a controlled company, and Mr. Moody is the controlling stockholder.

Security Ownership of Management

The following table sets forth as of December 31, 2005, information concerning the beneficial ownership of the Company's common stock by all directors, named executive officers, and all directors and executive officers of the Company as a group.
	Title	Amount and Nature	Percent
Directors	of	of	of
and Officers	Class	Beneficial Ownership	Class

Directors and Named Executive Officers:
Robert L. Moody	Class A Common	1,159,096	33.96%
	Class B Common	198,074	99.04%

Ross R. Moody	Class A Common*	625.02%
	Class B Common*	482.24%

Charles D. Milos	Class A Common	528.02%
	Class B Common	-	-

Directors:
Harry L. Edwards	Class A Common	20	-
	Class B Common	-	-

Stephen E. Glasgow	Class A Common	-	-
	Class B Common	-	-

E. Douglas McLeod	Class A Common	10	-
	Class B Common	-	-

Frances A. Moody-Dahlberg	Class A Common	1,850.05%
	Class A Common*	625.02%
	Class B Common*	482.24%

Russell S. Moody	Class A Common	1,850.05%
	Class A Common*	625.02%
	Class B Common*	482.24%

Louis E. Pauls, Jr.	Class A Common	10	-
	Class B Common	-	-

E. J. Pederson	Class A Common	100	-
	Class B Common	-	-

Named Executive Officers:
Jay C. Bugg	Class A Common	-	-
	Class B Common	-	-

Richard M. Edwards	Class A Common	-	-
	Class B Common	-	-

Brian M. Pribyl	Class A Common	-	-
	Class B Common	-	-

Directors and Executive	Class A Common	1,165,601	34.15%
Officers as a Group	Class B Common	199,520	99.76%

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

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Robert L. Moody, Jr. ("Mr. Moody, Jr.") is the son of Robert L. Moody, the Company's Chairman and Chief Executive Officer, and is the brother of Ross R. Moody, the Company's President and Chief Operating Officer, and of Russell S. Moody and Frances A. Moody-Dahlberg who serve as directors of National Western. Prior to January 1, 2006 Mr. Moody, Jr. was employed by the Company in an agency marketing position for which he was paid an annual salary of $14,000 and was eligible to participate in the Company's benefit plans. Mr. Moody, Jr. resigned as an employee effective December 31, 2005.

In addition, Mr. Moody, Jr. wholly owns an insurance marketing organization that maintains agency contracts with National Western pursuant to which agency commissions are paid in accordance with the Company's standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are paid in accordance with standard commission schedules. In 2005, commissions paid under these agency contracts aggregated approximately $65,000. In conjunction with these agency contracts, Mr. Moody, Jr. may be eligible to attend Company sales conferences and functions based upon meeting published minimum levels of qualifying sales production. In his capacity as an insurance marketing organization with the Company, Mr. Moody, Jr. also receives product development fees associated with a product line of the Company which amounted to $134,000 in 2005.

Mr. Moody, Jr. further serves as the agent of record for several of the Company's benefit plans including the self-insured health plan for which Mr. Moody, Jr. provides utilization review services through a wholly-owned utilization review company. In 2005, amounts paid to Mr. Moody, Jr. as commissions and service fees pertaining to the Company's benefit plans approximated $47,900.

During 2005, management fees totaling $355,000 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to a downstream nursing home subsidiary of National Western. RMS is 1% owned by general partner RCC Management Services, Inc. ("RCC"), and 99% owned by limited partner, Three R Trusts. RCC is 100% owned by the Three R Trusts. The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg). Charles D. Milos, Senior Vice President-Mortgage Loans and Real Estate, and Director of the Company, is a Director and Vice President of RCC. Ellen C. Otte, Assistant Secretary of the Company, is a Director and Secretary of RCC.

The Company holds a common stock investment totaling approximately 9.4% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2005. Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 98% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). The Company utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to the Company's defined benefit and contribution plans. Robert L. Moody serves as Chairman of the Board and Chief Executive Officer of MNB. The ultimate controlling person of MNB is the Three R Trusts. During 2005, fees totaling $188,000 were paid to MNB with respect to these services.

Indebtedness of Management

The Company holds a loan in the amount of $4.0 million, including accrued interest, with a contractual interest rate of 7% at December 31, 2005 issued to TMNY, LLC. As of the reporting date, Robert L. Moody owned 20.5% of TMNY, LLC. The stated maturity on this loan is December 29, 2006.

NWL Services, Inc., a wholly-owned subsidiary of the Company, is the beneficial owner of a life interest (1/8 share) in the net income of the trust estate of Libbie Shearn Moody. The trustee of this estate is MNB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees approved by the Audit Committee for the audits of the fiscal years ended December 31, 2005 and 2004 by KPMG LLP, the Company's principal accounting firm.
	Fiscal Year Ended

	2005	2004

	(In thousands)

Financial statement audit fees(a)	$590	612
Benefit plans audit fee	-	18
Tax fees (b)	-	-
All other fees	-	-

Total fees	$590	630

(a) In addition to the approved fees, the Company also paid Deloitte & Touche LLP audit fees of $20,000 in 2005 for review services.
(b) Primarily tax reviews and advice. In 2004 the Company paid Deloitte & Touche LLP $15,000 related to the 2003 corporate tax return review.

Audit Fees Pre-approval Policy

The Audit Committee has adopted a formal policy concerning approval of audit and non-audit services to be provided by the independent auditor to the Company. The policy requires that all services the Company's independent auditor may provide to the Company, including audit services and permitted audit-related and non-auditor services, be pre-approved by the Committee. The Committee approved all audit and non-audit services provided by KPMG LLP during 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Amendment to the National Western Life Insurance Company Group Excess Benefit Plan effective December 15, 2004 (incorporated by reference to Exhibit 10(as) to the Company's Form 10-K for the year ended December 31, 2004.).

Exhibit 10(at)	-

The National Western Life Insurance Company Employee Health Plan was amended and restated effective August 20, 2004 (incorporated by reference to Exhibit 10(at) to the Company's Form 10-K for the year ended December 31, 2004.)

Exhibit 10(au)	-

Tenth Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective December 31, 2004 (incorporated by reference to Exhibit 10(au) to the Company's Form 10-K for the year ended December 31, 2004.).

Exhibit 10(av)	-

Bonus program by and between National Western Life Insurance Company and Executive Officers of National Western Life Insurance Company for the year ending December 31, 2005 (incorporated by reference to Exhibit 10(av) to the Company's Form 10-Q for the quarter ended March 31, 2005).

Exhibit 10(aw)	-

Bonus program by and between National Western Life Insurance Company and Domestic Marketing officers of National Western Life Insurance Company for the year ending December 31, 2005 (incorporated by reference to Exhibit 10(aw) to the Company's Form 10-Q for the quarter ended March 31, 2005).

Exhibit 10(ax)	-

Bonus program by and between National Western Life Insurance Company and International Marketing Officers of National Western Life Insurance Company for the year ending December 31, 2005 (incorporated by reference to Exhibit 10(ax) to the Company's Form 10-Q for the quarter ended March 31, 2005).

Exhibit 10(az)	-	National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody (Exhibit 10 to 8-K dated July 1, 2005).

Exhibit 10(ba)	-	First Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody (Exhibit 10 to 8-K dated August 22, 2005).

Exhibit 10(bb)	-	Second Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody (Exhibit 10 to 8-K dated December 15, 2005).

Exhibit 10(bc)	-	Tenth Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan (Exhibit 10 to 8-K dated December 15, 2005).

Exhibit 10(bd)	-	National Western Life Insurance Company Retirement Bonus Program for Robert L. Moody (Exhibit 10 to 8-K dated December 15, 2005).

Exhibit 10(be)	-	Eleventh Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan (Exhibit 10 to 8-K dated December 15, 2005).

Exhibit 10(bg)	-	Non-Qualified Defined Benefit Plan for the President of the National Western Life Insurance Company (Exhibit 10 to 8-K dated December 15, 2005).

Exhibit 16	-	Letter Regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16 to the Company's Form 8-KA dated May 14, 2004).

Exhibit 21	-	Subsidiaries of the Registrant.

Exhibit 23(a)	-	Consent of Independent Registered Public Accounting Firm, for the years ended December 31, 2005 and 2004.

Exhibit 23(b)	-	Consent of Independent Registered Public Accounting Firm, for the year ended December 31, 2003.

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Exhibits

Exhibits required by Regulation S-K are listed as to location in the Listing of Exhibits in Item 15.(a)3. above. Exhibits not referred to have been omitted as inapplicable or not required.

(c) Financial Statement Schedules

The financial statement schedules required by Regulation S-K are listed as to location in Attachment A, Index to Financial Statements and Schedules, on page __ of this report.
ATTACHMENT A

Index to Financial Statements and Schedules

Page

Management's Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm - KPMG LLP

Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

Consolidated Balance Sheets, December 31, 2005 and 2004

Consolidated Statements of Earnings for the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 20003

Notes to Consolidated Financial Statements

Schedule I - Summary of Investments Other Than Investments in Related Parties, December 31, 2005

Schedule V - Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004, and 2003

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the consolidated financial statements or notes.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of National Western Life Insurance Company ("Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statement for external reporting purposes in accordance with U.S. generally accepted accounting principles. The Company's management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedure may deteriorate.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) Internal Control - Integrated Framework. Based on the Company's assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

The independent registered public accounting firm that audited the Company's consolidated financial statements included in the Company's Annual Report for the year ended December 31, 2005, has issued an audit report on internal control over financial reporting as of December 31, 2005, and management's assessment of internal control over financial reporting. This report issued by KPMG LLP is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
National Western Life Insurance Company:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that National Western Life insurance Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). National Western Life Insurance Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that National Western Life Insurance Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, National Western Life Insurance Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on, criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Western Life Insurance Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Austin, Texas
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
National Western Life Insurance Company
Austin, Texas

We have audited the accompanying consolidated balance sheets of National Western Life Insurance Company and subsidiaries (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the 2005 financial statement schedule I and the 2005 and 2004 financial statement schedule V. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Western Life Insurance Company and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National Western Life Insurance Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for two-tiered annuity products in 2004.

KPMG LLP
Austin, Texas
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
National Western Life Insurance Company
Austin, Texas

We have audited the accompanying consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows of National Western Life Insurance Company and subsidiaries (the "Company") for the year ended December 31, 2003. Our audit also included the financial statement schedules listed in the accompanying Index as of and for the year ended December 31, 2003. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of National Western Life Insurance Company and subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2003 financial statement schedules, when considered in relation to the basic 2003 consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2003.

DELOITTE & TOUCHE LLP

March 9, 2004
Dallas, Texas
NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(In thousands)

ASSETS	2005	2004

Investments:
Securities held to maturity, at amortized cost
(fair value: $3,523,993 and $3,367,112)	$3,524,724	3,274,134
Securities available for sale, at fair value
(cost: $1,726,252 and $1,567,444)	1,744,727	1,635,247
Mortgage loans, net of allowance for possible
losses ($0 and $368)	110,639	124,712
Policy loans	86,385	88,448
Derivatives	39,405	42,156
Other long-term investments	30,013	45,702

Total Investments	5,535,893	5,210,399

Cash and short-term investments	31,355	50,194
Deferred policy acquisition costs	620,129	582,218
Deferred sales inducements	80,450	62,240
Accrued investment income	61,283	58,272
Federal income tax receivable	2,107	-
Other assets	37,791	28,362

	$6,369,008	5,991,685

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(In thousands except share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	2005	2004

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$139,309	141,049
Universal life and annuity contracts	5,176,610	4,885,809
Other policyholder liabilities	100,557	75,237
Federal income tax liability:
Current	-	4,303
Deferred	37,735	38,754
Other liabilities	40,789	37,861

Total liabilities	5,495,000	5,183,013

COMMITMENTS AND CONTINGENCIES (Notes 4, 7, and 9)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,412,839
and 3,384,215 shares issued and outstanding in 2005 and 2004	3,413	3,384
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2005 and 2004	200	200
Additional paid-in capital	37,923	33,834
Accumulated other comprehensive income	10,564	25,419
Retained earnings	821,908	745,835

Total stockholders' equity	874,008	808,672

	$6,369,008	5,991,685

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2005, 2004, and 2003
(In thousands except per share amounts)

	2005	2004	2003

Premiums and other revenue:
Life and annuity premiums	$14,602	14,025	13,916
Universal life and annuity
contract revenues	96,765	89,513	80,964
Net investment income	310,213	315,843	298,974
Other income	9,579	11,259	7,061
Realized gains (losses) on investments	9,884	3,506	(1,647)

Total premiums and other revenue	441,043	434,146	399,268

Benefits and expenses:
Life and other policy benefits	39,162	34,613	37,180
Amortization of deferred policy acquisition costs	87,955	88,733	53,829
Universal life and annuity contract interest	150,692	173,315	176,374
Other operating expenses	46,349	35,441	48,776

Total benefits and expenses	324,158	332,102	316,159

Earnings before Federal income taxes and cumulative
effect of change in accounting principle	116,885	102,044	83,109
Federal income taxes	39,618	34,572	27,327

Earnings before cumulative effect of change in
accounting principle	77,267	67,472	55,782
Cumulative effect of change in accounting
principle, net of $29,452
of Federal income taxes	-	54,697	-

Net earnings	$77,267	122,169	55,782

Basic Earnings Per Share:
Earnings before cumulative effect of change
in accounting principle	$21.45	18.93	15.78
Cumulative effect of change in accounting principle	-	15.34	-

Net earnings	$21.45	34.27	15.78

Diluted Earnings Per Share:
Earnings before cumulative effect of change
in accounting principle	$21.24	18.73	15.64
Cumulative effect of change in accounting principle	-	15.18	-

Net earnings	$21.24	33.91	15.64

See accompanying notes to consolidated financial statements.
NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2005, 2004, and 2003
(In thousands)

	2005	2004	2003

Net earnings	$77,267	122,169	55,782

Other comprehensive income, net of effects of
deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising
during period	(13,597)	1,603	11,677
Reclassification adjustment for net (gains)
losses included in net earnings	(1,254)	550	2,197
Amortization of net unrealized losses
related to transferred securities	18	245	173
Unrealized gains on securities
transferred during period from held to
maturity to available for sale	202	167	96

Net unrealized gains on securities	(14,631)	2,565	14,143

Foreign currency translation adjustments	130	(127)	48

Minimum pension liability adjustment	(354)	(472)	224

Other comprehensive income (loss)	(14,855)	1,966	14,415

Comprehensive income	$62,412	124,135	70,197

See accompanying notes to consolidated financial statements.
NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2005, 2004, and 2003
(In thousands)

	2005	2004	2003

Common stock:
Balance at beginning of year	$3,584	3,547	3,525
Shares exercised under stock option plan	29	37	22

Balance at end of year	3,613	3,584	3,547

Additional paid-in capital:
Balance at beginning of year	33,834	29,192	26,759
Shares exercised under stock option plan,
net of tax benefits	3,094	3,663	1,833
Stock option expense	995	979	600

Balance at end of year	37,923	33,834	29,192

Accumulated other comprehensive income:
Unrealized gains on securities:
Balance at beginning of year	25,032	22,467	8,324
Change in unrealized gains (losses) during period	(14,631)	2,565	14,143

Balance at end of year	10,401	25,032	22,467

Foreign currency translation adjustments:
Balance at beginning of year	3,170	3,297	3,249
Change in translation adjustments during period	130	(127)	48

Balance at end of year	3,300	3,170	3,297

Minimum pension liability adjustment:
Balance at beginning of year	(2,783)	(2,311)	(2,535)
Change in minimum pension liability
adjustment during period	(354)	(472)	224

Balance at end of year	(3,137)	(2,783)	(2,311)

Accumulated other comprehensive
income at end of year	10,564	25,419	23,453

Retained earnings:
Balance at beginning of year	745,835	623,666	567,884
Net earnings	77,267	122,169	55,782
Stockholder dividends	(1,194)	-	-

Balance at end of year	821,908	745,835	623,666

Total stockholders' equity	$874,008	808,672	679,858

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004, and 2003
(In thousands)

	2005	2004	2003

Cash flows from operating activities:
Net earnings	$77,267	122,169	55,782
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Universal life and annuity contract interest	150,692	173,315	176,374
Surrender charges and other policy revenues	(27,676)	(26,024)	(27,026)
Realized losses (gains) on investments	(9,884)	(3,506)	1,647
Accrual and amortization of investment income	(4,114)	(8,373)	(11,481)
Depreciation and amortization	1,513	1,665	1,935
Decrease (increase) in value of derivatives	9,579	13,262	(31,878)
Increase in deferred policy acquisition
and sales inducement costs	(14,476)	(57,278)	(138,280)
Decrease (increase) in accrued investment income	(3,011)	(4,293)	(4,494)
Decrease (increase) in other assets	(4,969)	2,438	(5,214)
Decrease in liabilities for future policy benefits	(1,721)	(1,523)	(1,646)
Increase in other policyholder liabilities	25,320	12,738	18,847
Increase in Federal income tax liability	1,593	30,554	625
Increase (decrease) in other liabilities	175	(15,793)	21,830
Lawsuit settlement payable	-	(9,700)	9,700
Cumulative effect of change in accounting
principle, before taxes	-	(84,149)	-
Other	802	515	2,244

Net cash provided by operating activities	201,090	146,017	68,965

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	9,867	8,749	4,175
Securities available for sale	29,211	49,801	53,368
Other investments	22,739	5,427	15,558
Proceeds from maturities and redemptions of:
Securities held to maturity	330,920	322,956	488,306
Securities available for sale	125,225	97,507	167,613
Derivatives	29,329	19,186	12,558
Purchases of:
Securities held to maturity	(596,191)	(813,489)	(1,155,138)
Securities available for sale	(301,898)	(352,638)	(512,009)
Other investments	(40,372)	(30,128)	(20,667)
Principal payments on mortgage loans	23,727	41,780	40,938
Cost of mortgage loans acquired	(9,038)	(13,116)	(23,960)
Decrease in policy loans	2,064	1,309	2,957
Other	(469)	(673)	(952)

Net cash used in investing activities	(374,886)	(663,329)	(927,253)

	(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Years Ended December 31, 2005, 2004, and 2003
(In thousands)

	2005	2004	2003

Cash flows from financing activities:
Stockholders dividends	$(1,194)	-	-
Deposits to account balances for universal life
and annuity contracts	611,594	936,425	1,228,456
Return of account balances on universal life
and annuity contracts	(458,765)	(439,667)	(388,963)
Issuance of common stock under stock option plan	2,948	2,514	1,473

Net cash provided by financing activities	154,583	499,272	840,966

Effect of foreign exchange	374	24	(12)

Net decrease in cash and
short-term investments	(18,839)	(18,016)	(17,334)
Cash and short-term investments at
beginning of year	50,194	68,210	85,544

Cash and short-term investments at end of year	$31,355	50,194	68,210

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$40	48	42
Income taxes	37,800	33,078	26,840

Noncash investing activities:
Mortgage loans originated to facilitate
the sale of real estate	$-	1,360	-

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

(B) Basis of Presentation. The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include (1) liabilities for future policy benefits, (2) valuation of derivative instruments, (3) recoverability of deferred policy acquisition costs, (4) valuation allowances for deferred tax assets, (5) other-than-temporary impairment losses on debt securities, and (6) valuation allowances for mortgage loans and real estate.

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

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. For mortgage-backed and asset-backed securities, the effective interest method is used based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied at the time of acquisition. This adjustment is reflected in net investment income. Refer to Statement of Position ("SOP") 03-3 and Emerging Issues Task Force ("EITF") 99-20 under (L) of this section for accounting guidance related to certain asset-backed securities.

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

(E) Derivatives. The Company purchases over-the-counter indexed options, which are derivative financial instruments, to hedge the equity return component of its equity-indexed annuity and life products. The indexed options act as hedges to match closely the returns on the S&P 500® Composite Stock Price Index ("S&P 500 Index®") which may be credited to policyholders. As a result, changes to policyholders' liabilities are substantially offset by changes in the value of the options. Cash is exchanged upon purchase of the indexed options and no principal or interest payments are made by either party during the option periods. Upon maturity or expiration of the options, cash is paid to the Company based on the S&P 500 Index® performance and terms of the contract.

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

Although there is credit risk in the event of nonperformance by counterparties to the indexed options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings. In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which may further reduce the Company's credit exposure. At December 31, 2005 and 2004, the fair values of indexed options owned by the Company totaled $39.4 million and $42.2 million, respectively.

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

(I) Classification. Certain reclassifications have been made to the prior years to conform to the reporting categories used in 2005.

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

A summary of direct premiums and deposits collected is provided below.
	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Annuity deposits	$557,940	892,027	1,195,143
Universal life insurance deposits	133,579	119,554	101,376
Traditional life and other premiums	16,629	15,830	15,568

Totals	$708,148	1,027,411	1,312,087

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

A summary of information relative to deferred policy acquisition costs is provided in the table below.
	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Deferred policy acquisition costs, beginning of year	$582,218	558,455	442,266

Policy acquisition costs deferred:
Agents' commissions	96,224	139,095	184,415
Other	6,206	6,916	7,695

Total costs deferred	102,430	146,011	192,110

Amortization of deferred policy acquisition costs	(87,955)	(88,733)	(53,829)
Adjustments for unrealized gains and
losses on investment securities	23,436	1,541	(22,092)
Deferred costs written off due to change in
accounting principle	-	(35,056)	-

Deferred policy acquisition costs, end of year	$620,129	582,218	558,455

A summary of information relative to deferred sales inducement costs is provided in the table below.
	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Deferred sales inducement costs, beginning of year	$62,240	40,940	-

Sales inducement costs deferred	21,426	28,189	43,867
Amortization of sales inducement	(6,484)	(5,256)	(1,261)
Adjustments for unrealized gains and
losses on investment securities	3,268	(1,633)	(1,666)

Deferred sales inducement costs, end of year	$80,450	62,240	40,940

3.  Under GAAP, the liability for future policy benefits on traditional products has been calculated under SFAS No. 60 using assumptions as to future mortality (based on the 1965-1970 and 1975-1980 Select and Ultimate mortality tables), interest ranging from 4% to 8%, and withdrawals based on Company experience. For universal life and annuity contracts, the liability for future policy benefits represents the account balance. Equity-indexed products combine features associated with traditional fixed annuities and universal life contracts, with the option to have interest rates linked in part to an equity index like the S&P 500 Index®. In accordance with SFAS No. 133, the equity return component of such policy contracts must be identified separately and accounted for as embedded derivatives. The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity or universal life contracts. The host contracts are accounted for under provisions of SFAS No. 97 that requires debt instrument type accounting. The host contracts are recorded as discounted debt instruments that are accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates. The embedded derivatives are recorded at fair values. For statutory accounting purposes, liabilities for future policy benefits for life insurance policies are calculated by the net level premium method or the commissioners reserve valuation method. Future policy benefit liabilities for annuities are calculated based on the continuous commissioners annuity reserve valuation method and provisions of Actuarial Guidelines 33 and 35.

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

8.  The recorded value of the life interest in the Libbie Shearn Moody Trust ("Trust") is reported at its initial valuation, net of accumulated amortization, under GAAP. The initial valuation was based on the assumption that the Trust would provide certain income to the Company at an assumed interest rate and is being amortized over 53 years, the life expectancy of Mr. Robert L. Moody at the date he contributed the life interest to the Company. For statutory accounting purposes, the life interest has been valued at $26.4 million, which was computed as the present value of the estimated future income to be received from the Trust. However, this amount was amortized to a valuation of $12.8 million over a seven-year period ended December 31, 1999, in accordance with Colorado Division of Insurance permitted accounting requirements. Prescribed statutory accounting practices provide no accounting guidance for such asset. The statutory admitted value of this life interest at December 31, 2005, is $12.8 million in comparison to a carrying value of $2.2 million in the accompanying consolidated financial statements.

9.  Reconciliations of statutory capital and surplus, as included in the annual statements filed with the Colorado Division of Insurance, to total stockholders' equity as reported in the accompanying consolidated financial statements prepared under GAAP are as follows:
	Stockholders' Equity
	as of December 31,

	2005	2004	2003

	(In thousands)

Statutory capital and surplus	$598,468	526,084	478,003
Adjustments:
Difference in valuation of investment in
the Libbie Shearn Moody Trust	(10,528)	(10,220)	(9,914)
Deferral of policy acquisition costs and
sales inducements	700,579	644,458	599,395
Adjustment of future policy benefits	(452,872)	(434,304)	(477,225)
Difference in deferred Federal income taxes	(44,867)	(49,038)	(22,520)
Adjustment of securities available for sale to fair value	10,940	60,596	57,798
Reversal of asset valuation reserve	46,555	47,471	39,738
Reversal of interest maintenance reserve	8,824	10,003	9,122
Reinstatement of other nonadmitted assets	17,250	14,047	8,602
Valuation allowances on investments	(929)	(975)	(3,164)
Other, net	588	550	23

GAAP equity	$874,008	808,672	679,858

10.  Reconciliations of statutory net earnings, as included in the annual statements filed with the Colorado Division of Insurance, to the respective amounts as reported in the accompanying consolidated financial statements prepared under GAAP are as follows:
	Net Earnings for the
	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Statutory net earnings	$60,074	54,216	23,246
Adjustments:
Subsidiary earnings before deferred
Federal income taxes and intercompany eliminations	12,321	8,264	6,671
Net deferral of policy acquisition and
sales inducement costs	29,716	45,239	181,114
Adjustment of future policy benefits	(18,568)	42,921	(161,440)
Benefit (provision) for deferred Federal income taxes	(5,494)	(29,583)	4,165
Valuation allowances and other-than-temporary
impairment writedowns on investments	222	1,022	(1,827)
Increase (decrease) in interest maintenance reserve	(1,179)	881	1,148
Stock option compensation expense	(995)	(979)	(600)
Asset-backed securities amortization adjustment	595	2,739	3,969
Deferred tax from capital loss carryforward
recognized for statutory accounting	-	(3,096)	-
Other, net	575	545	(664)

GAAP net earnings	$77,267	122,169	55,782

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

As of December 31, 2005, the Company has one stock-based employee compensation plan, as more fully described in Note 10. The Company historically applied APB 25 to stock option grants which resulted in no compensation expense being recognized. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 utilizing the modified prospective method of adoption provided under SFAS No. 148. Under this method, stock-based employee compensation cost recognized in 2005 and 2004 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted by the Company.

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

At December 31, 2005, the Company held a reserve relating to two-tier annuities in the amount of $20.9 million as an additional liability relating to annuitization benefits. The expected annuitizations were determined based upon actual experience relating to this block of business, which is relatively seasoned and the policies are no longer issued by the Company. The issuance of this SOP did not impact the Company's accounting relating to sales inducements.

FASB Interpretation No. 46 ("FIN" 46) Consolidation of Variable Interest Entities was issued January 2003; in December 2003, the FASB issued Revised Interpretation No. 46 ("FIN 46R"). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation. FIN 46R clarifies how to identify a variable interest entity ("VIE") and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests, and results of activities of a VIE in its consolidated financial statements. A company that absorbs a majority of a VIE's expected losses, receives a majority of a VIE's expected residual returns, or both, is the primary beneficiary and is required to consolidate the VIE into its financial statements. FIN 46R also requires disclosure of certain information where the reporting company is the primary beneficiary or holds a significant variable interest in a VIE (but is not the primary beneficiary). FIN 46R was effective for public companies that have interests in VIE's or potential VIE's that are special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required for periods ending after March 15, 2004. The adoption of FIN 46R in the first quarter of 2004 did not have a significant impact on the Company's consolidated financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This Issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities and requires expanded disclosures related to securities with unrealized losses. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company's current policy has generally been to record income only as cash is received following an impairment of a debt security. The application of this Issue was required for reporting periods beginning after June 15, 2004. In September 2004, the FASB approved FASB Staff Position EITF 03-1-1, which deferred the effective date for the recognition and measurement guidance contained in EITF 03-1 until certain issues were resolved. On November 3, 2005 the FASB issued FASB Staff Position ("FSP") Nos. FAS 115-1 and FAS 124-1 titled The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullifies certain requirements of EITF 03-1 and carries forward certain requirements and disclosures. The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005. The Company has adopted the disclosure provisions and has included the required disclosures for 2005 and 2004. The Company will adopt FSP Nos. FAS 115-1 and FAS 124-1 as of the beginning of fiscal year 2006 and does not expect this FSP to have a material impact on the consolidated financial statements.

In December of 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). SOP 03-3 addresses revenue recognition and impairment assessments for certain loans and debt securities that were purchased at a discount that was at least in part due to credit quality. SOP 03-3 states that where expected cash flows from the loan or debt security can be reasonably estimated, the difference between the purchase price and the expected cash flows (i.e., the "accretable yield") should be accreted into income. In addition, the SOP prohibits the recognition of a reserve for impairment on the purchase date. Further, the SOP requires that the allowance for loan losses be supported through a cash flow analysis, on either an individual or on a pooled basis, for all loans that fall within the scope of the guidance. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company adopted SOP 03-3 as of the beginning of fiscal year 2005. This SOP did not have a material impact on the consolidated financial statements.

As of December 31, 2005, the Company held debt securities with an outstanding balance of $17.6 million and a carrying value of $17.3 million accounted for in accordance with Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). For the year ended December 31, 2005, an impairment of $0.2 million was recorded related to one debt security. The Company does not acquire securities meeting the requirements of this SOP 03-3 at the time of purchase; however, securities that have credit deterioration subsequent to purchase may require reporting under this accounting standard.

EITF No. 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets requires the Company to periodically review changes in future cash flow expectations and account for interest income using the prospective effective yield-method. EITF 99-20 includes specific guidance regarding impairment of asset backed securities that do not fall under the SOP 03-3 guidance noted above.

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

In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1"). The SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB No. 97. The SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The adoption of SOP 05-1 is not expected to have a material impact on the consolidated financials statements of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

(2) DEPOSITS WITH REGULATORY AUTHORITIES

The following assets were on deposit with state and other regulatory authorities as required by law at the end of each year.
	December 31,

	2005	2004

	(In thousands)

Debt securities held to maturity	$16,302	16,243
Debt securities available for sale	606	-
Short term investments	223	227

Totals	$17,131	16,470

(3) INVESTMENTS

(A) Investment Income

The major components of net investment income are as follows:
	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Gross investment income:
Debt securities	$293,502	276,624	239,243
Mortgage loans	9,676	12,510	15,115
Policy loans	6,409	6,483	6,932
Derivative gains (losses)	(10,988)	11,988	25,799
Other investment income	13,975	10,351	13,794

Total investment income	312,574	317,956	300,883
Investment expenses	2,361	2,113	1,909

Net investment income	$310,213	315,843	298,974

The Company had no mortgage loans on non-accrual status as of December 31, 2005 and 2003. As of December 31, 2004 mortgage loans totaling $0.6 million were on non-accrual status. There were no reductions in interest income in 2005, however reductions of $54,000 associated with non-performing mortgage loans were noted in 2004. The Company had real estate investments that were non-income producing for the preceding twelve months totaling $1.9 million and $2.1 million at December 31, 2005 and 2004, respectively.

The Company had investments in debt securities with carrying values totaling $7.6 million and $4.1 million as of December 31, 2005 and 2004, respectively that have not produced income for the preceding 12 months. Reductions in interest income associated with nonperforming investments in debt securities totaled $1.0 million, $1.1 million, and $2.4 million in 2005, 2004, and 2003, respectively.

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

	December 31, 2005		December 31, 2004

	Amount	%	Amount	%

	(In thousands)		(In thousands)
Geographic Region:
West South Central	$68,413	61.8	$74,765	59.9
Mountain	15,831	14.3	19,020	15.3
Pacific	11,342	10.3	11,954	9.6
South Atlantic	4,838	4.4	5,284	4.2
East South Central	-	-	3,686	3.0
All other	10,215	9.2	10,003	8.0

Totals	$110,639	100.0	$124,712	100.0

	December 31, 2005		December 31, 2004

	Amount	%	Amount	%

	(In thousands)		(In thousands)
Property Type:
Retail	$75,545	68.3	$87,941	70.5
Office	24,536	22.2	24,740	19.8
Land/Lots	3,725	3.4	7,017	5.6
Hotel/Motel	6,797	6.1	4,974	4.0
All other	36	-	40	0.1

Totals	$110,639	100.0	$124,712	100.0

No mortgage loans were considered impaired as of December 31, 2005. Mortgage loans with carrying values totaling $0.6 million were considered impaired as of December 31, 2004. For the years ended December 31, 2005, 2004, and 2003, average investments in impaired mortgage loans were $0.1 million, $4.7 million, and $4.1 million, respectively. Interest income recognized on impaired loans for the years ended December 31, 2004 and 2003, was $0.9 million and $0.7 million, respectively and none for the year ended December 31, 2005. Impaired loans are typically placed on nonaccrual status, and no interest income is recognized. However, if cash is received on the impaired loan, it is applied to principal and interest on past due payments, beginning with the most delinquent payment.

Detailed below are changes in the allowance for mortgage loan losses for 2005 and 2004.
	Years Ended December 31,

	2005	2004

	(In thousands)

Balance at beginning of year	$368	660
Net changes recorded as realized
investment gains	(368)	(292)

Balance at end of year	$-	368

At December 31, 2005 and 2004, the Company owned investment real estate totaling $13.4 million and $17.2 million, respectively, which is reflected in other long-term investments in the accompanying consolidated financial statements. The Company records real estate at the lower of cost or fair value less estimated costs to sell. Real estate values are monitored and evaluated at least annually by the use of independent appraisals or internal evaluations. Changes in market values affecting carrying values are recorded as a valuation allowance which is reflected in realized gains or losses on investments. For the year ended December 31, 2004, the Company recorded a net gain on real estate due to increases in market values totaling $0.8 million. Additional gains totaling $0.7 million and $0.6 million were recorded for the year ended December 31, 2005 and 2004, respectively, as a result of releasing allowances related to properties sold.

(C) Investment Gains and Losses

The table below presents realized gains and losses and changes in unrealized gains and losses on investments for 2005, 2004, and 2003. Changes in unrealized gains and losses on investment securities available for sale are net of the effects of deferred costs and taxes.
		Changes in
	Realized	Unrealized
	Investment	Investment
	Gains	Gains (Losses)
	(Losses)	From Prior Year

	(In thousands)
Year Ended December 31, 2005:
Securities held to maturity	$628	(93,709)
Securities available for sale	2,176	(14,631)
Real estate	6,713	-
Other	367	-

Totals	$9,884	(108,340)

Year Ended December 31, 2004:
Securities held to maturity	$2,490	(10,353)
Securities available for sale	(846)	2,565
Other	1,862	-

Totals	$3,506	(7,788)

Year Ended December 31, 2003:
Securities held to maturity	$835	(38,014)
Securities available for sale	(3,380)	14,143
Other	898	-

Totals	$(1,647)	(23,871)

(D) Debt and Equity Securities

The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 2005.
	Securities Held to Maturity

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Debt securities:
U.S. Treasury and other U.S.
government corporations
and agencies	$306,260	575	6,573	300,262

States and political subdivisions	13,220	87	39	13,268

Foreign governments	19,899	608	-	20,507

Public utilities	419,996	13,300	2,359	430,937

Corporate	1,186,392	23,687	15,579	1,194,500

Mortgage-backed	1,450,375	6,165	19,932	1,436,608

Asset-backed	128,582	1,581	2,252	127,911

Totals	$3,524,724	46,003	46,734	3,523,993

	Securities Available for Sale

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Debt securities:
States and political subdivisions	$39,397	1,740	417	40,720

Foreign governments	10,576	277	4	10,849

Public utilities	240,541	3,599	2,803	241,337

Corporate	1,123,539	26,783	16,408	1,133,914

Mortgage-backed	268,104	1,926	5,160	264,870

Asset-backed	31,239	1,611	108	32,742

Equity securities	12,856	7,633	194	20,295

Totals	$1,726,252	43,569	25,094	1,744,727

The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 2004.
	Securities Held to Maturity

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

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

Due to the Company's investment policy of investing in high quality securities with the primary intention of holding these securities until the stated maturity, the portfolio does have exposure to interest rate risk. Interest rate risk is the risk that funds are invested today at a market interest rate and in the future interest rates rise causing the current market price on that investment to be lower. This risk is not a significant factor relative to the Company's buy and hold portfolio, since the original intention was to receive the stated interest rate and principal at maturity to match liability requirements of policyholders. Also, the Company takes steps to manage these risks. For example, the Company purchases the type of mortgage-backed securities that have more predictable cash flow patterns.

In addition, the Company is exposed to credit risk which is continually monitored relating to security holdings. Credit risk is the risk that an issuer of a security will not be able to fulfill their obligations relative to a security payment schedule. The Company has reviewed relative information for all issuers in an unrealized loss position at December 31, 2005 including market pricing history, credit ratings, analyst reports as well as data provided by issuers themselves to conclude on each specific issuer and make the determination relating to other-than-temporary impairment. For the securities that have not been impaired at December 31, 2005, the Company has the ability and intent to hold these securities until recovery in fair value and expects to receive all amounts due relative to principal and interest.

The Company held in its investment portfolio below investment grade debt securities totaling $170.5 million and $137.9 million at December 31, 2005 and 2004, respectively. These amounts represent 3.1% and 2.6% of total invested assets for December 31, 2005 and 2004, respectively. Below investment grade holdings are the result of downgrades subsequent to purchase, as the Company only invests in high quality securities with ratings quoted as investment grade. Below investment grade securities generally have greater default risk than higher rated corporate debt. The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers. For the years ended December 31, 2005, 2004, and 2003, the Company recorded realized losses totaling $2.0 million, $3.6 million, and $7.2 million, respectively, for other-than-temporary impairment writedowns on investments in debt securities.

The following table shows the gross unrealized losses and fair values of the Company's investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2005.
	Less than 12 Months		12 Months or Greater		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Debt securities:
U.S. government
agencies	$163,178	2,416	111,876	4,157	275,054	6,573

State and political
subdivisions	10,187	137	2,181	319	12,368	456

Foreign governments	3,279	4	-	-	3,279	4

Public utilities	215,032	3,028	70,832	2,134	285,864	5,162

Corporate	618,353	13,761	412,537	18,226	1,030,890	31,987

Mortgage-backed	616,184	9,396	426,583	15,696	1,042,767	25,092

Asset-backed	14,208	46	25,191	2,314	39,399	2,360

Debt securities	1,640,421	28,788	1,049,200	42,846	2,689,621	71,634

Equity securities	375	26	3,236	168	3,611	194

Total temporarily
impaired securities	$1,640,796	28,814	1,052,436	43,014	2,693,232	71,828

Debt securities. The gross unrealized losses for debt securities are made up of 310 individual issues, or 45% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages above 97.4%. Of the 310 securities, 125, or approximately 40%, fall in the 12 months or greater aging category; of the debt securities 291 were rated investment grade at December 31, 2005. Additional information on debt securities by investment category is summarized below.

U.S. treasury and U.S. government corporations and agencies. The unrealized losses on these investments were caused by interest rate volatility. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than amortized cost, and the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. All of these securities are rated AAA. The Company does not consider these investments to be other than temporarily impaired at December 31, 2005.

State and political subdivisions. The unrealized losses on these investments are the result of holdings in eleven securities. Of these securities, only two are in an unrealized loss position for greater than 12 months, for which the prices of these securities have increased an average of 11% since last year. Based on these facts and the Company's intent to hold to maturity, no other-than-temporary loss was recognized as of December 31, 2005.

Foreign government. Only one security is reflected in this category. This investment grade premium bond is priced above $100.00. At this time the Company considers this unrealized loss as temporary.

Public utilities. The market value as a percent of the amortized cost is above 93% for each individual security. Of the 46 securities all are rated BBB or above except one, which, though rated below investment grade, is priced at $98.75. At this time, the Company does not consider any of these unrealized losses as other-than-temporary.

Corporate bonds. A total of 125 securities fall into this category with only twelve rated below investment grade. Of the 113 that are investment grade, all have a market value as a percent of amortized cost of at least 90%. Of those rated below investment grade, one security has been written down due to other-than-temporary impairment. Of the remaining securities all have been reviewed based on the monitoring procedures described previously including review of credit ratings, analyst reports, and issuer information and are not considered other-than-temporarily impaired at December 31, 2005.

Mortgage-backed securities. These securities are all rated AAA and priced at $92.00 or above. The Company purchased these investments at a discount relative to their face amount and it is expected that the securities will not be settled at a price less than the stated par. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

Asset-backed securities. Of these securities, four are priced above $97.00 and are not considered impaired. The other four securities are all monitored under EITF 99-20 or SOP 03-3 impairment guidance and based on the cash flow analysis only one security was impaired during the first quarter of 2005.

Equity securities. The gross unrealized losses for equity securities are made up of sixteen individual issues. These holdings are reviewed for impairment quarterly. As of December 31, 2005, no impairment is deemed necessary.

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

The amortized cost and fair value of investments in debt securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Debt Securities		Debt Securities
	Available for Sale		Held to Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)

Due in 1 year or less	$88,927	91,509	183,705	185,981

Due after 1 year through 5 years	258,302	265,215	335,302	351,189

Due after 5 years through 10 years	945,221	945,986	1,016,843	1,018,815

Due after 10 years	121,603	124,110	409,917	403,489

	1,414,053	1,426,820	1,945,767	1,959,474

Mortgage and asset-backed securities	299,343	297,612	1,578,957	1,564,519

Total	$1,713,396	1,724,432	3,524,724	3,523,993

The Company uses the specific identification method in computing realized gains and losses. Proceeds from sales of securities available for sale during 2005, 2004, and 2003 totaled $29.2 million, $49.8 million, and $53.4 million, respectively. Gross gains and losses realized on those sales are detailed below.
	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Gross realized gains	$3,930	2,600	3,209
Gross realized losses	(255)	(451)	(2,494)

Net realized gains	$3,675	2,149	715

Due to a significant decline in credit quality, the Company transferred debt securities totaling $7.0 million in 2005 and $35.9 million in 2004 from held to maturity to the available for sale portfolio. Net unrealized gains of $0.2 million in both 2005 and 2004, related to these transferred securities are included as a separate component of accumulated other comprehensive income. Due to significant credit deterioration, bonds from the held to maturity portfolio were sold during 2005, 2004, and 2003. The amortized cost of these bonds sold totaled $10.0 million, $8.1 million, and $4.0 million, which resulted in realized gains of $0.9 million, $0.6 million, and $0.2 million for 2005, 2004, and 2003, respectively.

Except for U.S. government agency mortgage-backed securities, the Company had no other investments in any entity in excess of 10% of stockholders' equity at December 31, 2005 or 2004.

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
	Net Unrealized Gains (Losses)
	as of December 31,

	2005	2004	2003

	(In thousands)

Beginning unamortized losses from transfers	$(122)	(367)	(540)

Amortization of net unrealized losses related
to transferred securities, net of effects of
deferred costs and taxes	18	245	173

Ending unamortized losses from transfers	$(104)	(122)	(367)

(F) Net Unrealized Gains on Available for Sale Securities

Net unrealized gains on investment securities included in stockholders' equity at December 31, 2005 and 2004, are as follows:
	December 31,

	2005	2004

	(In thousands)

Gross unrealized gains	$43,569	79,271
Gross unrealized losses	(25,094)	(11,468)
Adjustments for:
Deferred costs	(2,314)	(29,105)
Deferred Federal income tax expense	(5,656)	(13,544)

	10,505	25,154
Net unrealized losses related to securities
transferred to held to maturity	(104)	(122)

Net unrealized gains on investment securities	$10,401	25,032

(4) REINSURANCE

Effective January 1, 2004, the Company began reinsuring any risk on any one life in excess of $250,000, subject to a minimum session of $50,000. The Company's general policy prior to December 31, 2003 was to reinsure that portion of any risk in excess of $200,000 on the life of any one individual. The Company is party to several reinsurance agreements. Total life insurance in force was $14.7 billion and $13.8 billion at December 31, 2005 and 2004, respectively. Of these amounts, life insurance in force totaling $3.5 billion and $3.0 billion was ceded to reinsurance companies, primarily on a yearly renewable term basis, at December 31, 2005 and 2004, respectively. In accordance with the reinsurance contracts, reinsurance receivables including amounts related to claims incurred but not reported and liabilities for future policy benefits totaled $9.7 million and $7.2 million at December 31, 2005 and 2004, respectively. Premiums and contract revenues were reduced by $12.3 million, $13.0 million, and $12.1 million for reinsurance premiums incurred during 2005, 2004, and 2003, respectively. Benefit expenses were reduced by $8.2 million, $6.4 million, and $8.6 million, for reinsurance recoveries during 2005, 2004, and 2003, respectively. A contingent liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to meet their obligations under the existing agreements. The Company does not assume reinsurance.

(5) FEDERAL INCOME TAXES

Total Federal income taxes for 2005, 2004, and 2003 were allocated as follows:
	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Taxes (benefits) on earnings from continuing operations:
Current	$32,874	34,441	31,492
Deferred	6,744	131	(4,165)

Taxes on earnings before cumulative effect of
change in accounting principle	39,618	34,572	27,327
Taxes on cumulative effect of change in accounting
principle	-	29,452	-

Taxes on earnings	39,618	64,024	27,327

Taxes (benefits) on components of stockholders' equity:
Net unrealized gains and losses on
securities available for sale	(7,879)	1,381	7,615
Foreign currency translation adjustments	70	(69)	26
Minimum pension liability adjustment	(191)	(254)	120
Tax benefit from exercise of stock options	(1,170)	(1,186)	(382)

Total Federal income taxes	$30,448	63,896	34,706

The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate to earnings before Federal income taxes. The reasons for the differences and the corresponding tax effects are as follows:
	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Income tax expense at statutory rate	$40,910	35,715	29,088
Tax-exempt income	(1,719)	(1,594)	(1,539)
Amortization of life interest in the
Libbie Shearn Moody Trust	108	107	106
Non-deductible travel and entertainment	115	146	78
Other	204	198	(406)

Taxes on earnings from continuing operations	$39,618	34,572	27,327

There were no deferred taxes attributable to enacted tax rate changes for the years ended December 31, 2005, 2004, and 2003.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below.
	December 31,

	2005	2004

	(In thousands)
Deferred tax assets:
Future policy benefits, excess of financial
accounting liabilities over tax liabilities	$187,388	179,914
Debt securities writedowns for financial
accounting purposes	8,436	8,831
Capital loss carryforward	152	3,512
Minimum pension liability adjustment	1,689	1,498
Real estate, principally due to writedowns
for financial accounting purposes	1,409	1,209
Accrued operating expenses recorded for financial
accounting purposes not currently tax deductible	746	458
Mortgage loans, principally due to valuation
allowances for financial accounting purposes	-	307
Accrued and unearned investment income
recognized for tax purposes and deferred for
financial accounting purposes	223	298
Other	288	468

Total gross deferred tax assets	200,331	196,495

Deferred tax liabilities:
Deferred policy acquisition and sales inducement
costs, principally expensed for tax purposes	(223,576)	(215,009)
Net unrealized gains on securities available for sale	(5,600)	(13,479)
Debt securities, principally due to deferred
market discount for tax	(3,492)	(4,138)
Foreign currency translation adjustments	(2,781)	(1,706)
Real estate, principally due to differences in tax and
financial accounting for depreciation	(529)	(529)
Other	(2,088)	(388)

Total gross deferred tax liabilities	(238,066)	(235,249)

Net deferred tax liabilities	$(37,735)	(38,754)

There was no valuation allowance for deferred tax assets at December 31, 2005 and 2004. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Prior to the Tax Reform Act of 1984 ("1984 Act"), a portion of a life insurance company's income was not subject to tax until it was distributed to stockholders, at which time it was taxed at the regular corporate tax rate. In accordance with the 1984 Act, this income, referred to as policyholders' surplus, would not increase, yet any amounts distributed would be taxable at the regular corporate rate. The balance of this account as of December 31, 2005 is approximately $1.3 million. No provision for income taxes has been made on this untaxed income, as management is of the opinion that no taxable distribution to stockholders will be made from policyholders' surplus in the foreseeable future. Should the balance in the policyholders' surplus account at December 31, 2005 become taxable, the Federal income taxes computed at present rates would be approximately $0.4 million. A provision of the Jobs Creation Act of 2004 allows tax free distributions from the policyholders' surplus account during 2005 and 2006 and the Company may elect to make distributions from the policyholders' surplus account to take advantage of this provision.

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

(6) TRANSACTIONS WITH CONTROLLING STOCKHOLDER AND AFFILIATES

(A) Life Interest in Libbie Shearn Moody Trust

The Company's wholly owned subsidiary, NWL Services, Inc., is the beneficial owner of a life interest (1/8 share) in the net income of the trust estate of Libbie Shearn Moody ("Trust") which was previously owned by Robert L. Moody, Chairman of the Board of Directors of the Company. The Company has issued term insurance policies on the life of Mr. Moody which are reinsured through agreements with unaffiliated insurance companies. The Company is the beneficiary of these policies for an amount equal to the statutory admitted value of the Trust, which was $12.8 million at December 31, 2005. The excess of the $27.0 million face amount of the reinsured policies over the statutory admitted value of the Trust has been assigned to Mr. Moody. The recorded net asset values in the accompanying consolidated financial statements for the life interest in the Trust are as follows:
	December 31,

	2005	2004

	(In thousands)

Original valuation of life interest at February 26, 1960	$13,793	13,793
Less accumulated amortization	(11,546)	(11,238)

Carrying basis at year end	$2,247	2,555

Income from the Trust and related expenses reflected in the accompanying consolidated statements of earnings are summarized as follows:
	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Income distributions	$3,915	3,738	3,735
Deduct:
Amortization	(308)	(306)	(303)
Reinsurance premiums	(807)	(701)	(606)

Net income from life interest in the Trust	$2,800	2,731	2,826

(B) Common Stock

Robert L. Moody, Chairman of the Board of Directors, owns 198,074 of the total outstanding shares of the Company's Class B common stock and 1,159,096 of the Class A common stock as of December 31, 2005.

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

Obligations and Funded Status
	December 31,

	2005	2004

	(In thousands)
Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$16,398	14,808
Service cost	685	591
Interest cost	974	925
Plan amendments	-	(26)
Actuarial loss	258	941
Benefits paid	(863)	(841)

Projected benefit obligations at end of year	$17,452	16,398

Changes in plan assets:
Fair value of plan assets at beginning of year	$11,779	11,266
Actual return on plan assets	274	594
Contributions	1,618	760
Benefits paid	(863)	(841)

Fair value of plan assets at end of year	$12,808	11,779

	December 31,

	2005	2004

	(In thousands)
Funded Status:
As of the end of year	$(4,644)	(4,619)
Unrecognized net actuarial loss	6,179	5,615
Unrecognized prior service cost	39	43

Net amount recognized	$1,574	1,039

Amounts recognized in the company's consolidated
financial statements:
Prepaid benefit cost	$1,574	1,039
Additional minimum liability	(4,865)	(4,324)
Intangible asset	39	43
Accumulated other comprehensive income	4,826	4,281

Net amount recognized	$1,574	1,039

The accumulated benefit obligation was $16.1 million and $15.1 million at December 31, 2005 and 2004, respectively.

Components of Net Periodic Benefit Cost
	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Components of net periodic benefit costs:
Service cost	$685	591	486
Interest cost	974	925	875
Expected return on plan assets	(910)	(834)	(689)
Amortization of prior service cost	4	4	(19)
Amortization of net loss	331	283	274

Net periodic benefit cost	$1,084	969	927

Assumptions

	December 31,

	2005	2004

Weighted-average assumptions used to determine
benefit obligations:
Discount rate	6.00%	6.00%
Rate of compensation increase	4.50%	4.50%

	December 31,

	2005	2004	2003

Weighted-average assumptions used to determine
net periodic benefit cost:
Discount rate	6.00%	6.25%	6.75%
Expected long-term return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	4.50%	4.50%	4.50%

The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on long-term investment policy of the plan and the various classes of invested funds, based on the input of the plan's investment advisors and consulting actuary and the plan's historic rate of return. As of December 31, 2005, the plan's average 10-year and inception-to-date returns were 6.71% and 7.74%, respectively.

Plan Assets

The plan's weighted-average asset allocations by asset category are as follows:
	December 31,

	2005	2004	2003

Asset Category
Equity securities	57%	58%	57%
Debt securities	34%	34%	36%
Cash and cash equivalents	9%	8%	7%

Total	100%	100%	100%

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

Contributions

The Company expects to contribute $1 million to the plan in 2006.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):
2006	$914
2007	911
2008	992
2009	1,050
2010	1,123
2011-2015	6,439

The Company also sponsors three non-qualified defined benefit pension plans. The first plan covers certain senior officers and provides benefits based on the participants' years of service and compensation. The primary pension obligations and administrative responsibilities of the plan are maintained by a pension administration firm, which is a subsidiary of American National Insurance Company ("ANICO"). ANICO has guaranteed the payment of pension obligations under the plan. However, the Company has a contingent liability with respect to the pension plan should these entities be unable to meet their obligations under the existing agreements. Also, the Company has a contingent liability with respect to the plan in the event that a plan participant continues employment with the Company beyond age seventy, the aggregate average annual participant salary increases exceed 10% per year, or any additional employees become eligible to participate in the plan. If any of these conditions are met, the Company would be responsible for any additional pension obligations resulting from these items. Amendments were made to this plan to allow an additional employee to participate and to change the benefit formula for the Chairman of the Company. As previously mentioned, these additional obligations are a liability to the Company. Effective December 31, 2004, this plan was frozen with respect to the continued accrual of benefits of the Chairman and the President of the Company in order to comply with law changes under the American Jobs Creation Act of 2004 ("Act").

Effective July 1, 2005, the Company established a second non-qualified defined benefit plan for the benefit of the Chairman of the Company. This plan is intended to provide for post-2004 benefit accruals that mirror and supplement the pre-2005 benefit accruals under the previously discussed non-qualified plan, while complying with the requirements of the Act.

Effective November 1, 2005, the Company established a third non-qualified defined benefit plan for the benefit of the President of the Company. This plan in intended to provide for post-2004 benefit accruals that supplement the pre-2005 benefit accruals under the first non-qualified plan as previously discussed, while complying with the requirements of the Act.

A detail of plan disclosures related to the amendments of the original plan and the additional two plans is provided below:

Obligations and Funded Status
	December 31,

	2005	2004

	(In thousands)
Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$3,525	2,626
Service cost	1,295	422
Interest cost	292	178
Plan amendments	4,629	-
Actuarial loss	(210)	535
Benefits paid	(561)	(236)

Projected benefit obligations at end of year	$8,970	3,525

Change in plan assets:
Fair value of plan assets at beginning of year	$-	-
Contributions	561	236
Benefits paid	(561)	(236)

Fair value of plan assets at end of year	$-	-

Funded status:
As of the end of year	$(8,970)	(3,525)
Unrecognized prior service cost	5,670	1,688
Unrecognized net actuarial loss	335	545

Net amount recognized	$(2,965)	(1,292)

Amounts recognized in the Company's consolidated
financial statements:
Accrued benefit cost	$(2,965)	(1,292)
Additional minimum liability	(3,073)	(1,377)
Intangible asset	3,073	1,377

Net amount recognized	$(2,965)	(1,292)

The accumulated benefit obligation was $6.0 million and $2.6 million at December 31, 2005 and 2004, respectively.

Components of Net Periodic Benefit Cost
	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,295	422	392
Interest cost	292	178	137
Amortization of prior service cost	647	291	291
Amortization of net loss	-	5	-

Net periodic benefit cost	$2,234	896	820

Assumptions

	December 31,

	2005	2004

Weighted-average assumptions used to determine
benefit obligations:
Discount rate	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%

	December 31,

	2005	2004	2003

Weighted-average assumptions used to determine
net periodic benefit costs:
Discount rate	6.00%	6.25%	6.75%
Expected long-term return on plan assets	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%

The plan is unfunded and therefore no assumption has been made related to the expected long-term return on plan assets.

Plan Assets

The plan is unfunded and therefore had no assets at December 31, 2005 or 2004.

Contributions

The Company expects to contribute $1 million to the plan in 2006.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):
2006	$1,012
2007	1,290
2008	1,598
2009	1,713
2010	1,710
2011-2015	8,532

(B) Defined Contribution Pension Plans

In addition to the defined benefit pension plans, the Company sponsors a qualified 401(k) plan for substantially all employees and a non-qualified deferred compensation plan primarily for senior officers. The Company makes annual contributions to the 401(k) plan of two percent of each employee's compensation. Additional Company matching contributions of up to two percent of each employee's compensation are also made each year based on the employee's personal level of salary deferrals to the plan. All Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2005, 2004, and 2003, Company contributions totaled $410,000, $398,000, and $394,000, respectively.

The non-qualified deferred compensation plan was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional Company contributions. Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2005, 2004, and 2003, Company contributions totaled $50,000, $78,000, and $96,000, respectively.

(C)  Defined Benefit Postretirement Plans

The Company sponsors two health care plans that were amended in 2004 to provide postretirement benefits to certain fully-vested individuals. The plans are unfunded. The Company uses a December 31 measurement date for the plans. A detail of plan disclosures related to these plans is provided below:

Obligations and Funded Status
	December 31,

	2005	2004

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$1,671	1,598
Interest cost	95	95
Actuarial gain	(3)	(15)
Benefits paid	(17)	(7)

Projected benefit obligations at end of year	$1,746	1,671

Changes in plan assets:
Fair value of plan assets at beginning of year	$-	-
Contributions	17	7
Benefits paid	(17)	(7)

Fair value of plan assets at end of year	$-	-

Funded status:
As of the end of year	$(1,746)	(1,671)
Unrecognized prior service cost	1,392	1,495
Unrecognized net actuarial gain	(23)	(15)

Net amount recognized	$(377)	(191)

Components of Net Periodic Benefit Cost

	December 31,

	2005	2004

	(In thousands)

Components of net periodic benefit cost:
Interest cost	$100	95
Amortization of transition obligation	103	103

Net periodic benefit cost	$203	198

Assumptions

A weighted-average discount rate assumption of 6% was used to determine benefit obligations and net periodic benefit cost as of and for the years ended December 31, 2005 and 2004. No assumption was made related to the expected long-term return on plan assets as the plan is unfunded.

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006 and future years.

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A 1% point change in assumed health care cost trend rates would have the following effects for the years ended December31:
	2005		2004

	1% Point	1% Point	1% Point	1% Point
	Increase	Decrease	Increase	Decrease

	(In thousands)
Effect on total of service and interest
cost components	$28	(20)	27	(20)

Effect on postretirement benefit obligation	$503	(346)	477	(353)

Plan Assets

The plans are unfunded and therefore had no assets at December 31, 2005 and 2004.

Contributions

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):
2006	$26
2007	28
2008	31
2009	33
2010	36
2011-2015	226

(8) SHORT-TERM BORROWINGS

The Company has available a $40 million bank line of credit primarily for cash management purposes relating to investment transactions. The Company is required to maintain a collateral security deposit in trust with the sponsoring bank equal to 120% of any outstanding liability. The Company had no outstanding liabilities or collateral security deposits with the bank at December 31, 2005 or 2004.

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts, assuming that the amounts are fully advanced and that collateral or other security is of no value. Commitments to extend credit are legally binding agreements to lend to a customer that generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments do not necessarily represent future liquidity requirements, as some could expire without being drawn upon. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company controls the credit risk of these transactions through credit approvals, limits, and monitoring procedures. The Company had commitments to extend credit relating to mortgage loans totaling $1.8 million at December 31, 2005. The Company evaluates each customer's creditworthiness on a case-by-case basis.

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

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations. The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities. As of December 31, 2005 and 2004, liabilities for guaranty association assessments totaled $2.1 million and $2.2 million, respectively. Other operating expenses related to state guaranty association assessments were minimal for the years ended December 31, 2005, 2004, and 2003.

(D) Leases

The Company leases its executive office building and various computer and other office related equipment under operating leases. Rental expenses for these leases for the years ended December 31, 2005, 2004, and 2003 were $0.9 million, $1.0 million, and $1.2 million, respectively. Total future annual lease obligations as of December 31, 2005, are as follows (in thousands):
2006	$817
2007	808
2008	650
2009	650
2010	217
2011 and thereafter, in aggregate	-

Total	$3,142

(10) STOCKHOLDERS' EQUITY

(A) Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below.
	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Common stock shares outstanding:
Shares outstanding at beginning of year	3,584	3,547	3,525
Shares exercised under stock option plan	29	37	22

Shares outstanding at end of year	3,613	3,584	3,547

(B) Dividend Restrictions

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The restrictions are based on statutory earnings and surplus levels of the Company. The maximum dividend payment which may be made without prior approval in 2006 is $59.7 million. On October 21, 2005, the Board of Directors of the Company declared a cash dividend to stockholders on record November 1, 2005 and payable November 30, 2005. The dividends approved were $0.34 per common share to Class A stockholders and $0.17 per common share to Class B stockholders.

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

Nonqualified stock options were not issued in 2005 or 2003. The Committee approved the issuance of nonqualified stock options to selected officers of the Company during 2004 totaling 56,750. Additionally, during 2004 the Committee granted 10,000 nonqualified, nondiscretionary stock options to Company directors. The directors' stock options vest 20% annually following one full year of service to the Company from the date of grant. The officers' stock options vest 20% annually following three full years of service to the Company from the date of grant. The exercise prices of the stock options were set at the fair market values of the common stock on the dates of grant. A summary of shares available for grant and stock option activity is detailed below.
		Options Outstanding

	Shares		Weighted-
	Available		Average
	For Grant	Shares	Exercise Price

Balance at December 31, 2002	84,657	181,771	$80.95
Stock Options:
Exercised	-	(21,748)	67.75
Forfeited	850	(850)	95.99

Balance at December 31, 2003	85,507	159,173	82.67
Stock Options:
Granted	(66,750)	66,750	150.00
Exercised	-	(37,530)	66.55
Forfeited	1,530	(1,530)	94.83

Balance at December 31, 2004	20,287	186,863	109.86
Stock Options:
Exercised	-	(28,984)	67.38
Forfeited	920	(920)	123.58

Balance at December 31, 2005	21,207	156,959	$117.62

A summary of vested and exercisable options and weighted-average exercise prices is detailed below.
	Years Ended December 31,

	2005	2004	2003

Vested and exercisable options	68,023	77,489	91,790
Weighted-average exercise prices	96.21	83.55	73.44

The following table summarizes information about stock options outstanding at December 31, 2005.
	Options Outstanding

		Weighted-
	Number	Average	Options
	Outstanding	Remaining Life	Exercisable

Exercise prices:
$65.00	7,804	0.3	7,804
85.13	11,581	1.3	11,581
105.25	23,830	2.3	23,830
112.38	6,800	2.5	6,800
92.13	33,494	5.3	10,608
95.00	7,400	5.5	5,600
150.00	66,050	8.4	1,800

Totals	156,959		68,023

Compensation cost related to stock options of $647,000, $637,000, and $390,000, net of taxes, was recognized in the Company's financial statements for the years ended December 31, 2005, 2004, and 2003, respectively, under the fair value based method of accounting for stock-based employee compensation. In estimating the fair value of the options granted in 2004, the Company employed the Black-Scholes option pricing model with weighted-average assumptions as detailed below.
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
	Years Ended December 31,

	2005	2004	2003

	(In thousands except per share amounts)
Numerator for Basic and Diluted Earnings Per Share:
Earnings from continuing operations
available to common stockholders
before and after assumed conversions:
Earnings before cumulative effect of change
in accounting principle	$77,267	67,472	55,782
Cumulative effect of change in accounting principle	-	54,697	-

Net earnings	$77,267	122,169	55,782

Denominator:
Basic earnings per share -
weighted-average shares	3,603	3,565	3,535
Effect of dilutive stock options	35	38	30

Diluted earnings per share -
adjusted weighted-average shares
for assumed conversions	3,638	3,603	3,565

Basic Earnings Per Share:
Earnings before cumulative effect of change
in accounting principle	$21.45	18.93	15.78
Cumulative effect of change in accounting principle	-	15.34	-

Net earnings	$21.45	34.27	15.78

Diluted Earnings Per Share:
Earnings before cumulative effect of change
in accounting principle	$21.24	18.73	15.64
Cumulative effect of change in accounting principle	-	15.18	-

Net earnings	$21.24	33.91	15.64

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

SFAS No. 130 affects the Company's reporting presentation of certain items such as foreign currency translation adjustments, unrealized gains and losses on investment securities, and minimum pension liabilities. These items are reflected as components of other comprehensive income, as reported in the accompanying consolidated financial statements. Components of other comprehensive income and the related tax effect are provided below for 2005, 2004, and 2003.
	Amounts	Tax	Amounts
	Before	(Expense)	Net of
	Taxes	Benefit	Taxes

	(In thousands)

2005:
Unrealized gains (losses) on securities, net of effects
of deferred costs of $(26,704):
Net unrealized holding losses
arising during period	$(20,919)	7,322	(13,597)
Reclassification adjustment for net
gains included in net earnings	(1,930)	676	(1,254)
Amortization of net unrealized losses
related to transferred securities	28	(10)	18
Unrealized gains on securities transferred
during period from held to maturity
to available for sale	311	(109)	202

Net unrealized losses on securities	(22,510)	7,879	(14,631)

Foreign currency translation adjustments	200	(70)	130
Minimum pension liability adjustment	(545)	191	(354)

Other comprehensive income (loss)	$(22,855)	8,000	(14,855)

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

	(In thousands)
2005:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$46,055	164,989	489,535	-	700,579
Total segment assets	366,939	631,477	5,256,146	94,064	6,348,626
Future policy benefits	307,730	444,513	4,563,676	-	5,315,919
Other policyholder liabilities	10,135	16,936	73,486	-	100,557

Condensed Income Statements:
Premiums and contract
revenues	$22,172	70,379	18,816	-	111,367
Net investment income	19,958	23,123	258,485	8,647	310,213
Other income	35	75	588	8,881	9,579

Total revenues	42,165	93,577	277,889	17,528	431,159

Life and other policy benefits	14,932	21,232	2,998	-	39,162
Amortization of deferred
policy acquisition costs	5,798	20,389	61,768	-	87,955
Universal life and investment
annuity contract interest	8,842	18,118	123,732	-	150,692
Other operating expenses	8,349	13,359	17,019	7,622	46,349
Federal income taxes	1,435	6,920	24,457	3,347	36,159

Total expenses	39,356	80,018	229,974	10,969	360,317

Segment earnings	$2,809	13,559	47,915	6,559	70,842

2004:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$46,007	145,756	452,695	-	644,458
Total segment assets	361,176	568,723	4,960,837	84,481	5,975,217
Future policy benefits	301,552	405,490	4,319,816	-	5,026,858
Other policyholder liabilities	10,139	9,748	55,350	-	75,237

Condensed Income Statements:
Premiums and contract
revenues	$23,324	64,239	15,975	-	103,538
Net investment income	20,283	22,821	266,151	6,588	315,843
Other income	509	790	1,701	8,259	11,259

Total revenues	44,116	87,850	283,827	14,847	430,640

Life and other policy benefits	15,141	16,626	2,846	-	34,613
Amortization of deferred
policy acquisition costs	9,098	21,837	57,798	-	88,733
Universal life and investment
annuity contract interest	8,585	18,631	146,099	-	173,315
Other operating expenses	7,479	12,418	8,353	7,191	35,441
Federal income taxes	1,291	6,205	23,258	2,590	33,344

Total expenses	41,594	75,717	238,354	9,781	365,446

Segment earnings	$2,522	12,133	45,473	5,066	65,194

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

2003:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sale inducements	$51,165	131,002	417,228	-	599,395
Total segment assets	358,697	516,604	4,329,777	77,524	5,282,602
Future policy benefits	299,560	369,947	3,810,584	-	4,480,091
Other policyholder liabilities	9,986	12,420	40,093	-	62,499

Condensed Income Statements:
Premiums and contract
revenues	$21,725	55,041	18,114	-	94,880
Net investment income	21,688	23,983	246,622	6,681	298,974
Other income	31	37	95	6,898	7,061

Total revenues	43,444	79,061	264,831	13,579	400,915

Life and other policy benefits	16,000	17,937	3,243	-	37,180
Amortization of deferred
policy acquisition costs	8,983	12,109	32,737	-	53,829
Universal life and investment
annuity contract interest	8,896	17,775	149,703	-	176,374
Other operating expenses	7,526	11,489	23,809	5,952	48,776
Federal income taxes	673	6,502	18,218	2,511	27,904

Total expenses	42,078	65,812	227,710	8,463	344,063

Segment earnings	$1,366	13,249	37,121	5,116	56,852

Reconciliations of segment information to the Company's consolidated financial statements are provided below.
	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$111,367	103,538	94,880
Net investment income	310,213	315,843	298,974
Other income	9,579	11,259	7,061
Realized gains (losses) on investments	9,884	3,506	(1,647)

Total consolidated premiums and other revenue	$441,043	434,146	399,268

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$36,159	33,344	27,904
Taxes on realized gains (losses) on investments	3,459	1,228	(577)
Taxes on cumulative effect of change in
accounting principle	-	29,452	-

Total taxes on consolidated net earnings	$39,618	64,024	27,327

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Net Earnings:
Total segment earnings	$70,842	65,194	56,852
Realized gains (losses) on investments,
net of taxes	6,425	2,278	(1,070)
Cumulative effect of change in accounting
principle, net of taxes	-	54,697	-

Total consolidated net earnings	$77,267	122,169	55,782

	December 31,

	2005	2004	2003

	(In thousands)
Assets:
Total segment assets	$6,348,626	5,975,217	5,282,602
Other unallocated assets	20,382	16,468	15,118

Total consolidated assets	$6,369,008	5,991,685	5,297,720

(B) Geographic Information

A significant portion of the Company's premiums and contract revenues are from countries other than the United States. Premiums and contract revenues detailed by country are provided below.
	Years Ended December 31,

	2005	2004	2003

	(In thousands)

United States	$42,403	40,420	41,444
Brazil	12,731	10,125	7,238
Argentina	8,881	9,067	8,421
Taiwan	8,398	7,240	5,925
Chile	8,338	7,973	7,368
Peru	7,905	7,953	7,606
Other foreign countries	35,085	32,929	29,850

Revenues, excluding reinsurance premiums	123,741	115,707	107,852
Reinsurance premiums	(12,374)	(12,169)	(12,972)

Total premiums and contract revenues	$111,367	103,538	94,880

Premiums and contract revenues are attributed to countries based on the location of the policyholder. The Company has no significant assets, other than financial instruments, located in countries other than the United States.

(C) Major Agency Relationships

A significant portion of the Company's premiums and deposits were sold through two independent marketing agencies in recent years. Combined business from these agencies accounted for approximately 24%, 32%, and 35% of total direct premium revenues and universal life and annuity contract deposits in 2005, 2004, and 2003, respectively.

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

Policy loans. The fair values for policy loans are calculated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 2005 and 2004. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts. As a result, these assumptions incorporate both Company experience and mortality assumptions associated with such contracts.

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

Annuity and supplemental contracts. Fair values of the Company's liabilities for deferred annuity contracts are estimated to be the cash surrender values of each contract. The cash surrender value represents the policyholder's account balance less applicable surrender charges. The fair values of liabilities for immediate annuity contracts and supplemental contracts with and without life contingencies are estimated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 2005 and 2004.

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

The carrying amounts and fair values of the Company's financial instruments are as follows:
	December 31, 2005		December 31, 2004

	Carrying	Fair	Carrying	Fair
	Values	Values	Values	Values

	(In thousands)

ASSETS
Investments in debt and equity securities:
Securities held to maturity	$3,524,724	3,523,993	3,274,134	3,367,112
Securities available for sale	1,744,727	1,744,727	1,635,247	1,635,247

Cash and short-term investments	31,355	31,355	50,194	50,194
Mortgage loans	110,639	114,574	124,712	129,963
Policy loans	86,385	111,034	88,448	115,107
Other loans	6,929	7,261	19,066	20,655
Derivatives	39,405	39,405	42,156	42,156
Life interest in Libbie Shearn
Moody Trust	2,247	12,775	2,555	12,775

LIABILITIES
Deferred annuity contracts	$4,314,972	3,588,411	4,078,589	3,414,888
Immediate annuity and
supplemental contracts	294,635	286,800	271,470	270,110

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

(15) RELATED PARTY TRANSACTIONS

Robert L. Moody, Jr. ("Mr. Moody, Jr.") is the son of Robert L. Moody, the Company's Chairman and Chief Executive Officer, and is the brother of Ross R. Moody, the Company's President and Chief Operating Officer, and of Russell S. Moody and Frances A. Moody-Dahlberg who serve as directors of National Western. Prior to January 1, 2006 Mr. Moody, Jr. was employed by the Company in an agency marketing position for which he was paid an annual salary of $14,000 and was eligible to participate in the Company's benefit plans. Mr. Moody, Jr. resigned as an employee effective December 31, 2005.

In addition, Mr. Moody, Jr. wholly owns an insurance marketing organization that maintains agency contracts with National Western pursuant to which agency commissions are paid in accordance with the Company's standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are paid in accordance with standard commission schedules. In 2005, commissions paid under these agency contracts aggregated approximately $65,000. In conjunction with these agency contracts, Mr. Moody, Jr. may be eligible to attend Company sales conferences and functions based upon meeting published minimum levels of qualifying sales production. In his capacity as an insurance marketing organization with the Company, Mr. Moody, Jr. also receives product development fees associated with a product line of the Company which amounted to $134,000 in 2005.

Mr. Moody, Jr. further serves as the agent of record for several of the Company's benefit plans including the self-insured health plan for which Mr. Moody, Jr. provides utilization review services through a wholly-owned utilization review company. In 2005, amounts paid to Mr. Moody, Jr. as commissions and service fees pertaining to the Company's benefit plans approximated $47,900.

During 2005, management fees totaling $355,000 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to a downstream nursing home subsidiary of National Western. RMS is 1% owned by general partner RCC Management Services, Inc. ("RCC"), and 99% owned by limited partner, Three R Trusts. RCC is 100% owned by the Three R Trusts. The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg). Charles D. Milos, Senior Vice President-Mortgage Loans and Real Estate, and Director of the Company, is a Director and Vice President of RCC. Ellen C. Otte, Assistant Secretary of the Company, is a Director and Secretary of RCC.

The Company holds a loan in the amount of $4.0 million at December 31, 2005 issued to TMNY, LLC. As of the reporting date, Robert L. Moody owned 20.5% of TMNY, LLC. The stated maturity on this loan is December 29, 2006.

The Company holds a common stock investment totaling approximately 9.4% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2005, the latest available financial information. Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 98% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). The Company utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to the Company's defined benefit and contribution plans. Robert L. Moody serves as Chairman of the Board and Chief Executive Officer of MNB. The ultimate owner of MNB is the Three R Trusts. Fees totaling $188,000, $147,000, and $147,000 were paid to MNB with respect to these services in 2005, 2004, and 2003, respectively.

(16) UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations for 2005 are summarized as follows:
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands except per share data)

2005:
Revenues	$93,376	117,997	120,027	109,643

Earnings	$16,202	24,098	20,169	16,798

Basic earnings per share	$4.51	6.70	5.59	4.65

Diluted earnings per share	$4.47	6.64	5.53	4.60

Quarterly results of operations for 2004 are summarized as follows:
First	Second	Third	Fourth
Quarter	Quarter	Quarter	Quarter

(In thousands except per share data)

2004:
Revenues	$100,464	107,479	94,092	132,111

Earnings	$69,313	19,712	14,295	18,849

Basic earnings per share	$19.50	5.54	4.01	5.27

Diluted earnings per share	$19.27	5.47	3.96	5.22

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE I
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2005
(In thousands)

(1)	Fair	Balance Sheet
Type of Investment	Cost	Value	Amount

Fixed maturity bonds:
Securities held to maturity:
United States government and government
agencies and authorities	$306,260	300,262	306,260
States, municipalities, and political
subdivisions	13,220	13,268	13,220
Foreign governments	19,899	20,507	19,899
Public utilities	419,996	430,937	419,996
Corporate	1,186,392	1,194,500	1,186,392
Mortgage-backed	1,450,375	1,436,608	1,450,375
Asset-backed	128,582	127,911	128,582

Total securities held to maturity	3,524,724	3,523,993	3,524,724

Securities available for sale:
United States government and government
agencies and authorities	-	-	-
States, municipalities, and political
subdivisions	39,397	40,720	40,720
Foreign Government	10,576	10,849	10,849
Public utilities	240,541	241,337	241,337
Corporate	1,123,539	1,133,914	1,133,914
Mortgage-backed	268,104	264,870	264,870
Asset-backed	31,239	32,742	32,742

Total securities available for sale	1,713,396	1,724,432	1,724,432

Total fixed maturity bonds	5,238,120	5,248,425	5,249,156

Equity securities:
Securities available for sale:
Common stocks:
Public utilities	843	1,023	1,023
Banks, trust and insurance
companies (2)	315	419	419
Corporate	2,845	3,803	3,803
Preferred stocks	8,658	8,865	8,865

Total equity securities	12,661	14,110	14,110

Derivatives	37,717	39,405
Mortgage loans (3)	102,911	102,911
Policy loans	86,385	86,385
Other long-term investments (4)	30,752	30,013

Total investments other than
investments in related parties	$5,508,546	5,521,980

Notes:

(1) Bonds are shown at amortized cost, mortgage loans are shown at unpaid principal balances before allowances for possible losses, and real estate is stated at cost before allowances for possible losses.

(2) Equity securities with related parties having a cost of $195,000 and balance sheet amount of $6.2 million have been excluded.
(3) Mortgage loans with related parties totaling $7.7 million have been excluded.
(4) Real estate acquired by foreclosure included in other long-term investments is as follows: cost $3.2 million; balance sheet amount $2.7 million.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2005, 2004, and 2003
(In thousands)

		(1)
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Reductions	Transfers	Period

Valuation accounts deducted
from applicable assets:

Allowance for possible
losses on mortgage loans:

December 31, 2005	$368	(368)	-	-	-

December 31, 2004	$660	(292)	-	-	368

December 31, 2003	$660	-	-	-	660

Allowance for possible
losses on real estate:

December 31, 2005	$1,397	(658)	-	-	739

December 31, 2004	$2,785	(1,388)	-	-	1,397

December 31, 2003	$2,713	72	-	-	2,785

Notes:

(1) These amounts were recorded to realized (gains) losses on investments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)
Date: March 14, 2006	/S/ Robert L. Moody

By: Robert L. Moody, Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title (Capacity)	Date

/S/ Robert L. Moody	Chairman of the Board and	March 14, 2006

Robert L. Moody	Chief Executive Officer, and Director
(Principal Executive Officer)

/S/ Ross R. Moody	President and Chief Operating Officer, and Director	March 14, 2006

Ross R. Moody

/S/ Brian M. Pribyl	Senior Vice President - Chief Financial &	March 14, 2006

Brian M. Pribyl	Administrative Officer, and Treasurer
(Principal Financial Officer)

/S/ Kay E. Osbourn	Vice President, Controller & Assistant Treasurer	March 14, 2006

Kay E. Osbourn	(Principal Accounting Officer)

/S/ Harry L. Edwards	Director	March 14, 2006

Harry L. Edwards

/S/ Stephen E. Glasgow	Director	March 14, 2006

Stephen E. Glasgow

/S/ E. Douglas McLeod	Director	March 14, 2006

E. Douglas McLeod

/S/ Charles D. Milos	Director	March 14, 2006

Charles D. Milos

/S/ Frances A. Moody-Dahlberg	Director	March 14, 2006

Frances A. Moody-Dahlberg

/S/ Russell S. Moody	Director	March 14, 2006

Russell S. Moody

/S/ Louis E. Pauls, Jr.	Director	March 14, 2006

Louis E. Pauls, Jr.

/S/ E.J. Pederson	Director	March 14, 2006

E.J. Pederson