Form 10-Q
period 2006-03-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2006-05-15
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

As of May 8, 2006, the number of shares of Registrant's common stock outstanding was: Class A - 3,420,544 and Class B - 200,000.

INDEX

		Page
Part I. Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
March 31, 2006 (Unaudited) and December 31, 2005

Condensed Consolidated Statements of Earnings
For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information:

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	March 31,	December 31,
ASSETS	2006	2005

Investments:
Securities held to maturity, at amortized cost	$3,586,491	3,524,724
Securities available for sale, at fair value	1,736,155	1,744,727
Mortgage loans, net of allowances for possible losses	106,708	110,639
Policy loans	86,276	86,385
Derivatives	56,778	39,405
Other long-term investments	26,830	30,013

Total investments	5,599,238	5,535,893

Cash and short-term investments	16,812	31,355
Deferred policy acquisition costs	636,553	620,129
Deferred sales inducements	85,769	80,450
Accrued investment income	62,871	61,283
Federal income tax receivable	-	2,107
Other assets	41,949	37,791

	$6,443,192	6,369,008

Note: The condensed consolidated balance sheet at December 31, 2005, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2006	2005

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$139,415	139,309
Universal life and annuity contracts	5,221,352	5,176,610
Other policyholder liabilities	108,892	100,557
Federal income tax liability:
Current	8,229	-
Deferred	27,535	37,735
Other liabilities	61,708	40,789

Total liabilities	5,567,131	5,495,000

COMMITMENTS AND CONTINGENCIES (Note 5 and 7)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,425,923 issued and 3,420,544 outstanding in 2006 and 3,412,839 issued
and outstanding in 2005	3,426	3,413
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2006 and 2005	200	200
Additional paid-in capital	38,414	37,923
Accumulated other comprehensive income (loss)	(722)	10,564
Retained earnings	835,953	821,908
Less treasury stock at cost; 5,379 shares in 2006	(1,210)	-

Total stockholders' equity	876,061	874,008

	$6,443,192	6,369,008

Note: The condensed consolidated balance sheet at December 31, 2005, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(In thousands, except per share amounts)

	2006	2005

Premiums and other revenue:
Traditional life and annuity premiums	$3,991	3,481
Universal life and annuity contract revenues	26,956	23,948
Net investment income	98,687	62,746
Other income	5,198	2,233
Realized gains on investments	1,423	968

Total premiums and other revenue	136,255	93,376

Benefits and expenses:
Life and other policy benefits	11,442	11,228
Amortization of deferred acquisition costs	22,298	19,074
Universal life and annuity contract interest	56,048	27,355
Other operating expenses	25,374	11,043

Total benefits and expenses	115,162	68,700

Earnings before Federal income taxes	21,093	24,676

Provision for Federal income taxes:
Current	11,487	6,292
Deferred	(4,439)	2,182

Total Federal income taxes	7,048	8,474

Net earnings	$14,045	16,202

Basic Earnings Per Share	$3.88	4.51

Diluted Earnings Per Share	$3.84	4.47

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(In thousands)

	2006	2005

Net earnings	$14,045	16,202

Other comprehensive income (loss), net of effects of
deferred policy acquisition costs and taxes:
Unrealized losses on securities:
Unrealized holding losses arising during period	(10,355)	(9,818)
Reclassification adjustment for gains included in net earnings	(892)	(262)
Amortization of net unrealized gains
related to transferred securities	(104)	(3)

Net unrealized losses on securities	(11,351)	(10,083)

Foreign currency translation adjustments	65	169

Other comprehensive loss	(11,286)	(9,914)

Comprehensive income	$2,759	6,288

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(In thousands)

	2006	2005

Common stock:
Balance at beginning of year	$3,613	3,584
Shares exercised under stock option plan	13	8

Balance at end of period	3,626	3,592

Additional paid-in capital:
Balance at beginning of year	37,923	33,834
Shares exercised under stock option plan, net of tax benefits	491	750
Stock option expense	-	255

Balance at end of period	38,414	34,839

Accumulated other comprehensive income:
Unrealized gains on securities:
Balance at beginning of year	10,401	25,032
Change in unrealized gains during period	(11,351)	(10,083)

Balance at end of period	(950)	14,949

Foreign currency translation adjustments:
Balance at beginning of year	3,300	3,170
Change in translation adjustments during period	65	169

Balance at end of period	3,365	3,339

Minimum pension liability adjustment:
Balance at beginning of year	(3,137)	(2,783)
Change in minimum pension liability adjustment during period	-	-

Balance at end of period	(3,137)	(2,783)

Accumulated other comprehensive income (loss) at end of period	(722)	15,505

Retained earnings:
Balance at beginning of year	821,908	745,835
Net earnings	14,045	16,202

Balance at end of period	835,953	762,037

Treasury shares:
Balance at beginning of year	-	-
Repurchases of common stock during period	(1,210)	-

Balance at end of period	(1,210)	-

Total stockholders' equity	$876,061	815,973

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(In thousands)

	2006	2005

Cash flows from operating activities:
Net earnings	$14,045	16,202
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and annuity contract interest	56,048	27,355
Surrender charges and other policy revenues	(8,760)	(6,917)
Realized gains on investments	(1,423)	(968)
Accrual and amortization of investment income	(1,564)	(529)
Depreciation and amortization	385	416
(Increase) decrease in value of derivatives	(16,014)	9,938
Increase in deferred policy acquisition and sales inducement costs	(296)	(6,543)
Increase in accrued investment income	(1,588)	(2,078)
Increase in other assets	(4,798)	(2,163)
Increase (decrease) in liabilities for future policy benefits	106	(931)
Increase in other policyholder liabilities	8,335	7,699
Increase in Federal income tax liability	6,359	3,458
Increase (decrease) in other liabilities	15,570	(105)
Other	769	429

Net cash provided by operating activities	67,174	45,263

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	-	-
Securities available for sale	9,409	2,285
Other investments	1,865	-
Proceeds from maturities and redemptions of:
Securities held to maturity	24,736	110,594
Securities available for sale	18,127	5,093
Derivatives	6,849	5,835
Purchases of:
Securities held to maturity	(85,278)	(179,361)
Securities available for sale	(48,922)	(64,422)
Other investments	(6,502)	(7,101)
Principal payments on mortgage loans	5,773	9,107
Cost of mortgage loans acquired	(1,733)	(1,291)
Decrease in policy loans	109	890
Other	(461)	(254)

Net cash used in investing activities	(76,028)	(118,625)

	(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(In thousands)

	2006	2005

Cash flows from financing activities:
Deposits to account balances for universal life
and annuity contracts	$127,625	158,325
Return of account balances on universal life
and annuity contracts	(132,621)	(111,060)
Issuance of common stock under stock option plan	295	420
Repurchases of common stock	(1,210)	-

Net cash provided (used) by financing activities	(5,911)	47,685

Effect of foreign exchange	222	(16)

Net decrease in cash and short-term investments	(14,543)	(25,693)
Cash and short-term investments at beginning of year	31,355	50,194

Cash and short-term investments at end of period	$16,812	24,501

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$10	10
Income taxes	-	5,100

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2006, and the results of its operations and its cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov.

The accompanying condensed consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly-owned subsidiaries ("Company"), The Westcap Corporation, NWL Investments, Inc., NWL Services, Inc., and NWL Financial, Inc. All significant intercorporate transactions and accounts have been eliminated in consolidation.

Certain reclassifications have been made to the prior periods to conform to the reporting categories used in 2006.

(2)  CHANGES IN ACCOUNTING PRINCIPLES

In May of 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 154, Accounting Changes and Error Correction. This standard is a replacement of Accounting Policy Board Opinion No. 20, Accounting Changes, and FASB Standard No. 3, Reporting Accounting Changes in Interim Financial Statements. Under the new standard, any voluntary changes in accounting principles are to be adopted via a retrospective application of the accounting principle in the financial statements presented and an opinion obtained from the auditors that the new principle is preferred. In addition, adoption of a change in accounting principle required by the issuance of a new accounting standard will also require retroactive restatement, unless the new standard includes explicit transition guidelines. This standard was effective for fiscal years beginning after December 15, 2005. Adoption of this standard did not have an impact on the consolidated financial statements of the Company.

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This Issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities and requires expanded disclosures related to securities with unrealized losses. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company's current policy has generally been to record income only as cash is received following an impairment of a debt security. The application of this Issue was required for reporting periods beginning after June 15, 2004. In September 2004, the FASB approved FASB Staff Position EITF 03-1-1, which deferred the effective date for the recognition and measurement guidance contained in EITF 03-1 until certain issues were resolved. On November 3, 2005, the FASB issued FASB Staff Position ("FSP") Nos. FAS 115-1 and FAS 124-1 titled The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullifies certain requirements of EITF 03-1 and carries forward certain requirements and disclosures. The guidance in this FSP is to be applied to reporting periods beginning after December 15, 2005. The Company has adopted the disclosure provisions and has included the required disclosures. The Company did adopt FSP Nos. FAS 115-1 and FAS 124-1 as of the beginning of fiscal year 2006, and the FSP did not have a material impact on the consolidated financial statements of the Company.

The Company adopted Statement No. 123(R), Share-Based Payments "SFAS 123(R)" as of January 1, 2006. However, because the Company began recognizing stock-based employee compensation cost using the fair value based method of accounting in 2003, the adoption did not have a material impact on the consolidated financial statements of the Company.

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

(3)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The Company paid no cash dividends on common stock during the three months ended March 31, 2006 and 2005, as it generally follows a policy of retaining any earnings in order to finance the development of business and to meet regulatory requirements for capital.

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
	Three Months Ended March 31,

	2006	2005

	(In thousands)

Service cost	$171	148
Interest cost	244	231
Expected return on plan assets	(228)	(209)
Amortization of prior service cost	1	1
Amortization of net loss	83	71

Net periodic benefit cost	$271	242

As previously disclosed in its financial statements for the year ended December 31, 2005, the Company expects to contribute $1.0 million to the plan in 2006. No contributions have been made as of March 31, 2006.

The Company also sponsors a non-qualified defined benefit plan primarily for senior officers. The plan provides benefits based on the participants' years of service and compensation. The pension obligations and administrative responsibilities of the plan are maintained by a pension administration firm, which is a subsidiary of American National Insurance Company ("ANICO"). ANICO has guaranteed the payment of pension obligations under the plan. However, the Company has a contingent liability with respect to the pension plan should these entities be unable to meet their obligations under the existing agreements. Also, the Company has a contingent liability with respect to the plan in the event that a plan participant continues employment with the Company beyond age seventy, the aggregate average annual participant salary increases exceed 10% per year, or any additional employees become eligible to participate in the plan. If any of these conditions are met, the Company would be responsible for any additional pension obligations resulting from these items. Amendments were made to the plan to allow an additional employee to participate and to change the benefit formula for the Chairman of the Company. As previously mentioned, these additional obligations are a liability to the Company. Effective December 31, 2004, this plan was frozen with respect to the continued accrual of benefits of the Chairman and the President of the Company in order to comply with law changes under the American Jobs Creation Act of 2004 ("Act").

Effective July 1, 2005, the Company established a second non-qualified defined benefit plan for the benefit of the Chairman of the Company. This plan is intended to provide for post-2004 benefit accruals that mirror and supplement the pre-2005 benefit accruals under the previously discussed non-qualified plan, while complying with the requirements of the Act.

Effective November 1, 2005, the Company established a third non-qualified defined benefit plan for the benefit of the President of the Company. This plan is intended to provide for post-2004 benefit accruals that supplement the pre-2005 benefit accruals under the first non-qualified plan as previously discussed, while complying with the requirements of the Act.

The following summarizes the components of net periodic benefit costs for these non-qualified plans.
	Three Months Ended March 31,

	2006	2005

	(In thousands)

Service cost	$324	105
Interest cost	73	45
Amortization of prior service cost	162	73
Amortization of net loss	-	1

Net periodic benefit cost	$559	224

As previously disclosed in its financial statements for the year ended December 31, 2005, the Company expects to contribute $1.0 million to the plan in 2006. No contributions have been made as of March 31, 2006.

(B)  Defined Benefit Postretirement Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals. The following summarizes the components of net periodic benefit costs.
	Three Months Ended March 31,

	2006	2005

	(In thousands)

Interest cost	$25	24
Amortization of prior service cost	26	26

Net periodic benefit cost	$51	50

As previously disclosed in its financial statements for the year ended December 31, 2005, the Company expects to contribute minimal amounts to the plan in 2006.

(6)  SEGMENT AND OTHER OPERATING INFORMATION

Under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas. A summary of segment information for the quarters ended March 31, 2006 and 2005 is provided below.
Selected Segment Information:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

March 31, 2006:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$46,656	170,959	504,707	-	722,322
Total segment assets	372,095	653,254	5,303,082	96,410	6,424,841
Future policy benefits	310,572	456,038	4,594,157	-	5,360,767
Other policyholder liabilities	11,786	18,357	78,749	-	108,892

Three Months Ended
March 31, 2006:
Condensed Income Statements:
Premiums and contract
revenues	$5,834	19,384	5,729	-	30,947
Net investment income	5,196	7,014	85,998	479	98,687
Other income	8	23	2,707	2,460	5,198

Total revenues	11,038	26,421	94,434	2,939	134,832

Policy benefits	4,954	5,381	1,107	-	11,442
Amortization of deferred
acquisition costs	1,401	4,941	15,956	-	22,298
Universal life and investment
annuity contract interest	2,270	5,941	47,837	-	56,048
Other operating expenses	5,262	8,118	9,761	2,233	25,374
Federal income taxes	(949)	680	6,584	235	6,550

Total expenses	12,938	25,061	81,245	2,468	121,712

Segment earnings	$(1,900)	1,360	13,189	471	13,120

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

March 31, 2005:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$46,415	149,468	474,806	-	670,689
Total segment assets	361,894	579,268	5,037,413	81,570	6,060,145
Future policy benefits	302,500	411,413	4,382,227	-	5,096,140
Other policyholder liabilities	11,170	11,515	60,251	-	82,936

Three Months Ended
March 31, 2005:
Condensed Income Statements:
Premiums and contract
revenues	$6,081	17,037	4,311	-	27,429
Net investment income	4,978	5,338	51,671	759	62,746
Other income	8	14	87	2,124	2,233

Total revenues	11,067	22,389	56,069	2,883	92,408

Policy benefits	4,660	5,983	585	-	11,228
Amortization of deferred
acquisition costs	1,218	4,914	12,942	-	19,074
Universal life and investment
annuity contract interest	2,181	3,612	21,562	-	27,355
Other operating expenses	2,200	3,329	3,637	1,877	11,043
Federal income taxes	277	1,562	5,950	346	8,135

Total expenses	10,536	19,400	44,676	2,223	76,835

Segment earnings	$531	2,989	11,393	660	15,573

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.
	Three Months Ended March 31,

	2006	2005

	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$30,947	27,429
Net investment income	98,687	62,746
Other income	5,198	2,233
Realized gains on investments	1,423	968

Total consolidated premiums and other revenue	$136,255	93,376

	Three Months Ended March 31,

	2006	2005

	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$6,550	8,135
Taxes on realized gains on investments	498	339

Total consolidated Federal income taxes	$7,048	8,474

	Three Months Ended March 31,

	2006	2005

	(In thousands)
Net Earnings:
Total segment earnings	$13,120	15,573
Realized gains on investments, net of taxes	925	629

Total consolidated net earnings	$14,045	16,202

	March 31,

	2006	2005

	(In thousands)
Assets:
Total segment assets	$6,424,841	6,060,145
Other unallocated assets	18,351	16,367

Total consolidated assets	$6,443,192	6,076,512

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

The Company is a defendant in several class action lawsuits, however, no class has been certified to date on any of these suits. Management believes that the Company has good and meritorious defenses and intends to vigorously defend itself against these claims.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained herein or in other written or oral statements made by or on behalf of National Western Life Insurance Company or its subsidiaries is or may be viewed as forward-looking. Although the Company has used appropriate care in developing any such information, forward-looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, matters described in the Company's filings with the Securities and Exchange Commission ("SEC") such as exposure to market risks, anticipated cash flows or operating performance, future capital needs, and statutory or regulatory related issues. However National Western, as a matter of policy, does not make any specific projections as to future earnings, nor does it endorse any projections regarding future performance that may be made by others. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments. Also, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise.

OVERVIEW

Insurance Operations - Domestic

The Company is currently licensed to do business in all states except for New York. Products marketed are annuities, universal life insurance, equity-indexed universal life and traditional life insurance, which include both term and whole life products. The majority of domestic sales are the Company's annuities, which include single and flexible premium deferred annuities, single premium immediate annuities, and equity-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At March 31, 2006, the Company maintained approximately 123,400 annuity policies in force.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 10,800 independent agents contracted. Roughly 17% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At March 31, 2006, the Company had approximately 65,900 international life insurance policies in force representing approximately $12.4 billion in face amount of coverage.

International applications are submitted by independent contractor broker-agents. The Company has approximately 3,700 independent international brokers currently contracted, 46% of which have submitted policy applications to the Company in the past twelve months.

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
	Three Months Ended March 31,

	2006	2005

	(In thousands)
International:
Universal life	$1,906	1,262
Traditional life	1,219	748
Equity-indexed life	4,135	3,622

	7,260	5,632

Domestic:
Universal life	695	753
Traditional life	64	89
Equity-indexed life	408	-

	1,167	842

Totals	$8,427	6,474

Life insurance sales as measured by annualized first year premiums increased 30% in the first quarter of 2006 as compared to the first quarter of 2005. Both of the Company's life lines of business, international and domestic, posted increases over the comparable results in the first quarter of 2005 with international sales up 29% and domestic sales 39% greater.

The Company's international life business consists of applications submitted from residents in various regions outside of the United States, the volume of which typically varies based upon changes in the socioeconomic climates of these regions. Historically, the Company has experienced a simultaneous combination of rising and declining sales in various countries; however, the appeal of the Company's dollar-denominated life insurance products overcomes many of the local and national difficulties. Applications submitted from residents of Latin America and the Pacific Rim perennially have comprised the majority of the Company's international life insurance sales. Over the past few years, effort has been directed toward the sale of a traditional endowment form of life insurance product for residents of Eastern European and the Commonwealth of Independent States (former Soviet Union). More recently, the Company's universal life product offerings have been made available to residents of these countries. While business is considered to still be in a developmental phase, sales from these countries have gradually become a larger percentage of overall international sales as shown below.

	Three Months Ended March 31,

	2006	2005

Percentage of International Sales:
Latin America	70.4%	85.1%
Pacific Rim	14.6	10.5
Eastern Europe	15.0	4.4

Totals	100.0%	100.0%

Year-to-date, the Company has recorded sales to residents outside of the United States in over thirty different countries with Brazil (30%), Taiwan (14%), and Venezuela (8%) making up the largest markets.

Domestic operations have generally focused more heavily on annuity sales than on life insurance sales. The Company spent the greater part of 2003 and 2004 revamping its domestic life operations by changing the way it contracts distribution for life business, eliminating products and distribution that have not contributed significantly to earnings, and creating new and competitive products. A single premium universal life ("SPUL") product was launched at the end of 2003 beginning a diversification of the Company's product portfolio away from smaller dollar face amount policies. The Company released its first equity-indexed universal life ("EIUL") product for its domestic markets at the end of the third quarter of 2005 and began receiving applications. This product accounted for 35% of domestic life insurance sales in the first quarter of 2006 and management anticipates this share to grow throughout the remainder of 2006. With the introduction of the EIUL and SPUL products and the discontinued marketing of smaller premium and volume life insurance policies, the Company has seen an increase in the average amount of per policy coverage purchased in its domestic markets as shown in the following table:
	Average New Policy Face Amount

	Domestic	International

Year ended December 31, 2002	$68,100	222,000
Year ended December 31, 2003	76,100	219,600
Year ended December 31, 2004	101,700	234,500
Year ended December 31, 2005	137,900	245,900
Quarter ended March 31, 2006	222,000	246,700

The international life products historically have consisted of larger average face amounts of coverage per policy due to the higher net worth of the individuals purchasing these products.

The table below sets forth information regarding the Company's life insurance in force for each date presented.
	Insurance In Force as of March 31,

	2006	2005

	($ in thousands)
Universal life:
Number of policies	78,920	82,400
Face amounts	$8,077,810	8,247,020

Traditional life:
Number of policies	54,490	56,700
Face amounts	$1,736,000	1,668,470

Equity-indexed life:
Number of policies	16,520	12,350
Face amounts	$3,411,650	2,491,810

Rider face amounts	$1,603,430	1,447,720

Total life insurance:
Number of policies	149,930	151,450
Face amounts	$14,828,890	13,855,020

While the total number of policies in force declined slightly year over year, the face amount of insurance coverage in force increased by approximately $970 million. This reflects the Company's business mix weighted more heavily toward international life sales and a change in emphasis domestically toward larger policies. The domestic life insurance in force is comprised substantially of discontinued policies having lower face amounts of coverage. These policies are lapsing at a rate faster than the larger policy face amounts currently written are being added to the block of business.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.
	Three Months Ended March 31,

	2006	2005

	(In thousands)

Equity-indexed annuities	$59,522	76,175
Other deferred annuities	46,693	64,407
Immediate annuities	4,079	7,666

Total	$110,294	148,248

Annuity sales for the first three months of 2006 were 26% lower than the comparable period in 2005 continuing a trend that began in the first quarter of 2004. Annuity sales in the first quarter of 2004 represented the tail end of the increase in fixed annuity sales that began in 2003 when the Company achieved nearly $1.2 billion in sales. Annuity sales began trending lower due to a combination of declining interest rates, investors returning to alternative investment vehicles and the Company managing its targeted levels of risk and statutory capital and surplus. During 2005, the interest rate levels experienced an infrequent occurrence where the yield curve was inverted, that is, longer term interest rate levels were below shorter term interest rate levels. In such an environment, consumers opt for short term investment vehicles such as bank certificates of deposits rather than longer term choices which include fixed rate annuities.

The Company's mix of annuity sales has shifted the past few years. With a stronger performance in the equity market, sales of equity-indexed annuity products became more prevalent beginning in 2004 and have continued thus far in 2006. Sales of equity-indexed products have consistently accounted for more than one-half of all annuity sales and were 54% in the first quarter of 2006. Contributing to the increase in sales of these products has been the Company's introduction of a new series of equity-indexed annuity products featuring a different indexing mechanism (monthly cap) to complement the existing equity-indexed annuity products which utilize a monthly average annual reset feature. For all equity-indexed products, the Company purchases over the counter options to fully hedge the equity return feature. The options are purchased concurrent with the issuance of the annuity contracts in order to minimize any form of timing risk. All of the index return during the indexing period (if the underlying index increases) is credited to the contract holders electing the equity feature at the beginning of the contract year. The Company does not deliberately mismatch or under hedge for the equity feature of these products.

The sizable increase in annuity sales volume the past several years has required a greater level of asset/liability analysis. The Company monitors its asset/liability matching within the self-constraints of desired capital levels. Despite the amounts of new business, the company's capital level remains substantially above industry averages and regulator targets.

The following table sets forth information regarding annuities in force for each date presented.
	Annuities In Force as of March 31,

	2006	2005

	($ in thousands)

Equity-indexed annuities
Number of policies	27,730	24,400
GAAP annuity reserves	$1,624,965	1,409,160

Other deferred annuities
Number of policies	83,250	86,130
GAAP annuity reserves	$2,719,428	2,729,980

Immediate annuities
Number of policies	12,450	12,380
GAAP annuity reserves	$246,786	240,080

Total annuities
Number of policies	123,430	122,910
GAAP annuity reserves	$4,591,179	4,379,220

Critical Accounting Estimates

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

Deferred Policy Acquisition Costs ("DAC").  The Company is required to defer certain policy acquisition costs and amortize them over future periods. These costs include commissions and certain other expenses that vary with and are primarily associated with acquiring new business. The deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs. The DAC asset balance is subsequently charged to income over the lives of the underlying contracts in relation to the anticipated emergence of revenue or profits. Actual revenue or profits can vary from Company estimates resulting in increases or decreases in the rate of amortization. The Company regularly evaluates to determine if actual experience or other evidence suggests that earlier estimates should be revised. Assumptions considered significant include surrender and lapse rates, mortality, expense levels, investment performance, and estimated interest spread. Should actual experience dictate that the Company change its assumptions regarding the emergence of future revenues or profits (commonly referred to as "unlocking"), the Company would record a charge or credit to bring its DAC balance to the level it would have been if using the new assumptions from the inception date of each policy.

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

Investment activities of the Company are integral to its insurance operations. Since life insurance benefits may not be paid until many years into the future, the accumulation of cash flows from premium receipts are invested with income reported as revenue when earned. Anticipated yields on investments are reflected in premium rates, contract liabilities, and other product contract features. These anticipated yields are implied in the interest required on the Company's net insurance liabilities (future policy benefits less deferred acquisition costs) and contractual interest obligations in its insurance and annuity products. The Company benefits to the extent actual net investment income exceeds the required interest on net insurance liabilities and manages the rates it credits on its products to maintain the targeted excess or "spread" of investment earnings over interest credited. The Company will continue to be required to provide for future contractual obligations in the event of a decline in investment yield. For more information concerning revenue recognition, investment accounting, and interest sensitivity, please refer to Note 1, Summary of Significant Accounting Policies, and Note 3, Investments, in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, and the discussions under Investments in Item 3 of this report.

Pension Plans and Other Postretirement Benefits.  The Company sponsors a qualified defined benefit pension plan covering substantially all employees and three nonqualified defined benefit plans covering certain senior officers. In addition, the Company also has postretirement healthcare benefits for certain senior officers. In accordance with prescribed accounting standards, the Company annually reviews plan asssumptions.

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

Other postretirement benefit assumptions include future events affecting retirement age, mortality, dependency status, per capita claims costs by age, healthcare trend rates, and discount rates. Per capita claims cost by age is the current cost of providing postretirement healthcare benefits for one year at each age from the youngest age to the oldest age at which plan participants are expected to receive benefits under the plan. Healthcare trend rates involve assumptions about the annual rate(s) of change in the cost of healthcare benefits currently provided by the plan, due to factors other than changes in the composition of the plan population by age and dependency status. These rates implicitly consider estimates of healthcare inflation, changes in utilization, technological advances and changes in health status of the participants. These assumptions involve uncertainties and judgment, and therefore actual performance may not be reflective of the assumptions.

Other significant accounting policies, although not involving the same level of measurement uncertainties as those discussed above but nonetheless important to an understanding of the financial statements, are described in the Company's annual report on Form 10-K for the year ended December 31, 2005.

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

Consolidated Operations

Revenues. The following details Company revenues.
	Three Months Ended March 31,

	2006	2005

	(In thousands)

Traditional life and annuity premiums	$3,991	3,481
Universal life and annuity contract revenues	26,956	23,948
Net investment income (excluding derivatives)	83,511	76,668
Other income	5,198	2,233

Operating revenues	119,656	106,330
Derivative gains (losses)	15,176	(13,922)
Realized gains on investments	1,423	968

Total revenues	$136,255	93,376

Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. These are product lines that the Company has not marketed as aggressively as interest sensitive products, particularly in its international life insurance operations.

Revenues for universal life and annuity contract revenues consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances. Product sales have remained consistent from 2005 to 2006 with the block of business in force, particularly international universal life products, growing steadily. This contributes to higher revenues in the form of cost of insurance charges which were $16.5 million in the first quarter of 2006 compared to $15.5 million for the quarter ended March 31, 2005. Surrender charges assessed against policyholder account balances upon withdrawal increased to $7.7 million in the first quarter of 2006 versus $6.1 million in 2005.

To ensure the Company will be able to pay future commitments to policyholders and provide a financial return, the funds received as premium payments and deposits are invested in high quality investments, primarily debt securities. The income from these investments is closely monitored by the Company due to its significant impact on the business.

A detail of net investment income is provided below.
	Three Months Ended March 31,		% of Total

	2006	2005	2006	2005

	(In thousands)

Gross investment income:
Debt securities	$76,125	71,643	90.1%	92.6%
Mortgage loans	2,638	2,642	3.1	3.4
Policy loans	1,580	1,588	1.9	2.0
Other invested assets	4,184	1,513	4.9	2.0

Total investment income	84,527	77,386	100.0%	100.0%
Investment expenses	1,016	718

Net investment income
(excluding derivatives)	83,511	76,668
Derivative gains (losses)	15,176	(13,922)

Net investment income	$98,687	62,746

Income from other invested assets for the three months ended March 31, 2006 includes a profit participation interest of $1.6 million and residual profits of $1.1 million from the sale of equity loans during the quarter. Derivative gains and losses are recorded as a component of investment income but may fluctuate substantially from period to period based on the performance of the S&P 500® Composite Stock Price Index ("S&P 500 Index®"). The quarter ended March 31, 2006 reflects gains of $15.2 million compared to losses of $13.9 million for the same three months ended in 2005. (See the discussion that follows this section relating to index options and derivatives). Despite the drop in interest rate levels over the past several years, the Company still generated higher overall net investment earnings, excluding derivatives, due to higher levels of invested assets.

Net investment income performance is summarized as follows:
	Three Months Ended March 31,

	2006	2005

	(In thousands except percentages)

Excluding derivatives:

Net investment income	$83,511	76,668
Average invested assets, at amortized cost	$5,431,222	5,084,414
Annual yield on average invested assets	6.15%	6.03%

Including derivatives:

Net investment income	$98,687	62,746
Average invested assets, at amortized cost	$5,448,962	5,150,114
Annual yield on average invested assets	7.24%	4.87%

The yield on average invested assets has increased from 6.03% in 2005 to 6.15% in 2006, excluding derivatives. The yield increase in 2006 compared to 2005 is due to the additional income recognized from the other invested assets of $2.7 million as previously described. Excluding these other invested asset transactions would result in a yield lower than the yield reported in 2005, due to the Company obtaining lower returns on newly invested funds. Net investment income performance is analyzed excluding the derivative income which is a common practice in the insurance industry in order to assess underlying profitability and results from ongoing operations.

Other income primarily pertains to the Company's operations involving a nursing home. Revenues associated with this operation were $2.5 million and $2.1 million for the three months ended March 31, 2006 and 2005, respectively. Included in other income for the three months ended March 31, 2006 is $2.6 million resulting from partial lawsuit settlements in relation to the Company's litigation against Enron and related parties.

Index options are derivative financial instruments used to fully hedge the equity return component of the Company's equity-indexed products. Index options are intended to act as hedges to match closely the returns on the S&P 500 Index®. With an increase or decline in this index, the index option values likewise increase or decline. Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income. However, increases or decreases in income from these options are substantially offset by corresponding increases or decreases in amounts credited to equity-indexed policyholders as contract interest.

Derivative components included in net investment income and the corresponding contract interest amounts are detailed below for each date presented.
	Three Months Ended March 31,

	2006	2005

	(In thousands)

Derivatives:
Unrealized gains (losses)	$16,014	(9,938)
Realized losses	(838)	(3,984)

Total gains (losses) included in net investment income	$15,176	(13,922)

Total contract interest	$56,048	27,355

Realized investment gains of $1.4 million and $0.9 million were recorded in the first quarters of 2006 and 2005, respectively. The gains in 2006 are primarily due to sales of collaterialized bond obligation holdings from the debt securities portfolio which had previously been impaired. The net gains recorded during 2005 reflected a release of a prior year impairment of a mortgage loan sold for a gain of $0.4 million. In addition, realized gains on sales of bonds for $0.7 million during the year were reduced by a realized loss from an additional impairment on one bond issuer of $0.2 million due to a reduction in market value as of the reporting date.

Benefits and Expenses.  The following details benefits and expenses.
	Three Months Ended March 31,

	2006	2005

	(In thousands)

Life and other policy benefits	$11,442	11,228
Amortization of deferred acquisition costs	22,298	19,074
Universal life and annuity contract interest	56,048	27,355
Other operating expenses	25,374	11,043

Totals	$115,162	68,700

Death claims decreased from $9.8 million during the first quarter of 2005 to $8.9 million for the quarter ended March 31, 2006. While death claim amounts are subject to variation from period to period, the Company's mortality experience has generally been consistent with its product pricing assumptions.

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

As a result of a true-up of assumptions in the current period, amortization of deferred policy acquisition costs increased to $22.3 million in the first quarter of 2006 compared to $19.1 million reported in 2005. The increase in international life sales has caused an increase in life insurance in force since 2001 from $10.0 billion to $14.8 billion at March 31, 2006. In addition, annuity sales activity has increased the number of active annuity contracts from approximately 103,000 at March 31, 2003, to 123,000 at March 31, 2006. Deferred acquisition costs associated with this growth in business are being amortized currently in conjunction with the emergence of profits from these blocks of policies.

The Company closely monitors its credited interest rates on interest sensitive policies, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. As long- term interest rates change, the Company's credited interest rates are often adjusted accordingly, taking into consideration the factors as described above. The difference between yields earned over policy credited rates is often referred to as the "interest spread". Raising policy credited rates can typically have more of an immediate impact than higher market rates on the Company's investment portfolio yield, making it more difficult to maintain the current interest spread.

The Company's approximated average credited rates are as follows:
	March 31,		March 31,

	2006	2005	2006	2005

	(Excluding derivative products)		(Including derivative products)

Annuity	3.84%	3.61%	4.30%	1.98%
Interest sensitive life	4.32%	4.57%	5.32%	4.04%

Contract interest also includes the performance of the equity-index component of the Company's derivative products. As previously noted, the recent market performance of these equity-index features impacts contract interest expenses while also impacting the Company's investment income given the hedge nature of the options purchased for these products.

Other operating expenses consist of general administrative expenses, licenses and fees, and commissions not subject to deferral. Like revenues from other income, nursing home operation expenses are included in other operating expenses in the amount of $2.2 million and $1.9 million for the first quarters of 2006 and 2005, respectively. In addition, other operating expenses for the first quarter of 2006 includes additional compensation cost of $12.5 million as a result of implementation of liability accounting under SFAS 123(R) for the Company's stock option plan. Implementation of liability accounting resulted in a current charge for option costs related to outstanding vested and unvested options. Prior to this implementation, the plan was accounted for under the equity method, which allowed for compensation cost recognition in the current service period.

Federal Income Taxes. Federal income taxes on earnings from continuing operations reflect effective tax rates of 33.4% and 34.3% for the first quarter of 2006 and 2005, respectively, which are lower than the expected Federal rate of 35%. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings (losses) for the quarters ended March 31, 2006 and 2005 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Segment earnings (losses):

March 31, 2006	$(1,900)	1,360	13,189	471	13,120

March 31, 2005	$531	2,989	11,393	660	15,573

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended March 31,

	2006	2005

	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$5,834	6,081
Net investment income	5,196	4,978
Other income	8	8

Total premiums and other revenue	11,038	11,067

Benefits and expenses:
Life and other policy benefits	4,954	4,660
Amortization of deferred policy acquisition costs	1,401	1,218
Universal life insurance contract interest	2,270	2,181
Other operating expenses	5,262	2,200

Total benefits and expenses	13,887	10,259

Segment earnings (losses) before Federal income taxes	(2,849)	808

Provision (benefit) for Federal income taxes	(949)	277

Segment earnings (losses)	$(1,900)	531

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
	Three Months Ended March 31,

	2006	2005

	(In thousands)

Universal life insurance revenues	$4,468	4,587
Traditional life insurance premiums	1,748	1,763
Reinsurance premiums	(382)	(269)

Totals	$5,834	6,081

The Company's U.S. operations have historically emphasized annuity product sales over life product sales. The Company has strived to increase domestic life product sales and to continue to attract new sources of distribution. Contrary to these efforts, the face amount of domestic life insurance in force has declined from $2.5 billion at March 31, 2005, to $2.4 billion at March 31, 2006. The decline in inforce is due to policies lapsing at a faster rate than new policies are being written.

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual universal life premiums collected are detailed below.
	Three Months Ended March 31,

	2006	2005

	(In thousands)
Universal life insurance:
First year and single premiums	$3,872	3,866
Renewal premiums	3,592	3,764

Totals	$7,464	7,630

Other operating expenses were $5.3 million and $2.2 million for the three months ended March 31, 2006 and 2005. The increase in 2006 is due to an increase in compensation costs under SFAS 123(R) due to the implementation of liability accounting.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.
	Three Months Ended March 31,

	2006	2005

	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$19,384	17,037
Net investment income	7,014	5,338
Other income	23	14

Total premiums and other revenue	26,421	22,389

Benefits and expenses:
Life and other policy benefits	5,381	5,983
Amortization of deferred policy acquisition costs	4,941	4,914
Universal life insurance contract interest	5,941	3,612
Other operating expenses	8,118	3,329

Total benefits and expenses	24,381	17,838

Segment earnings before Federal income taxes	2,040	4,551

Provision for Federal income taxes	680	1,562

Segment earnings	$1,360	2,989

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.
	Three Months Ended March 31,

	2006	2005

	(In thousands)

Universal life insurance revenues	$19,437	17,401
Traditional life insurance premiums	2,746	2,061
Reinsurance premiums	(2,799)	(2,425)

Totals	$19,384	17,037

International operations have emphasized universal life policies over traditional life insurance products. Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual universal life premiums collected are detailed below.
	Three Months Ended March 31,

	2006	2005

	(In thousands)
Universal life insurance:
First year and single premiums	$8,539	7,506
Renewal premiums	19,009	15,263

Totals	$27,548	22,769

The Company's international life operations have been a significant part of the Company's business which is based upon a long standing reputation in the international market. The Company reported increased sales of equity-indexed universal life products for international life operations with premiums approximating $12.7 million and $9.4 million for the first quarter of 2006 and 2005, respectively. As previously noted, contract interest includes an increase due to the S&P 500 Index® performance relative to equity-indexed products, increasing in the current quarter of 2006 compared to the same period in 2005.

A detail of net investment income for international life insurance operations is provided below.
	Three Months Ended March 31,

	2006	2005

	(In thousands)

Net investment income
(excluding derivatives)	$6,322	5,820
Derivative gains (losses)	692	(495)

Net investment income	$7,014	5,325

Net investment income excluding derivatives increased for the first three months in 2006 compared to 2005 in conjunction with greater investment balances associated with the Company's growth in business. As the international life insurance in force continues to grow, the Company anticipates operating earnings to similarly increase. The amount of international life insurance in force has grown from $11.4 billion at March 31, 2005, to $12.4 billion at March 31, 2006.

Other operating expenses were $8.1 million and $3.3 million for the three months ended March 31, 2006 and 2005. The increase in 2006 is due to an increase in compensation costs under SFAS 123(R) due to the implementation of liability accounting.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below.
	Three Months Ended March 31,

	2006	2005

	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$5,729	4,311
Net investment income	85,998	51,671
Other income	2,707	87

Total premiums and other revenue	94,434	56,069

Benefits and expenses:
Life and other policy benefits	1,107	585
Amortization of deferred policy acquisition costs	15,956	12,942
Annuity contract interest	47,837	21,562
Other operating expenses	9,761	3,637

Total benefits and expenses	74,661	38,726

Segment earnings before Federal income taxes	19,773	17,343

Provision for Federal income taxes	6,584	5,950

Segment earnings	$13,189	11,393

Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. A comparative detail of the components of premiums and annuity contract revenues is provided below.
	Three Months Ended March 31,		% of Total

	2006	2005	2006	2005

	(In thousands)

Surrender charges	$4,549	3,487	79.4%	80.9%
Payout annuity and other revenues	1,173	816	20.5	18.9
Traditional annuity premiums	7	8	0.1	0.2

Totals	$5,729	4,311	100.0%	100.0%

The Company's earnings are dependent upon annuity contracts persisting or remaining in force. While premium and contract revenues decline with a reduction in surrender charges, the Company's investment earnings benefit as more policies remain in force.

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual annuity deposits collected for the three months ended March 31, 2006 and 2005 are detailed below.
	Three Months Ended March 31,		% of Total

	2006	2005	2006	2005

	(In thousands)

Equity-indexed annuities	$64,340	74,849	56.8%	53.0%
Other deferred annuities	46,009	59,797	40.6	42.4
Immediate annuities	3,000	6,519	2.6	4.6

Totals	$113,349	141,165	100.0%	100.0%

Sales of equity-indexed annuities decreased 14.0% comparing March 31, 2005 quarter end deposits collected to the first quarter of 2006. Equity-indexed product sales typically follow the stock market in that sales are higher when confidence is high in the stock market and low if the stock market is showing poor performance. Since the Company does not offer variable products or mutual funds, these equity-indexed products provide an interest crediting alternative to the Company's existing fixed annuity products.

Other deferred annuity deposits decreased during the quarter ended March 31, 2006 versus March 31, 2005 with $46.0 million collected as compared to $59.8 million, respectively, mainly due to the popularity of equity-indexed products. As a selling inducement, many of the deferred products include a first year interest bonus in addition to a base interest rate. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred and amortized over future periods amounted to approximately $4.7 million and $4.1 million during the first quarter of 2006 and 2005, respectively.

A detail of net investment income for annuity operations is provided below.
	Three Months Ended March 31,

	2006	2005

	(In thousands)

Net investment income
(excluding derivatives)	$71,514	65,098
Derivative gains (losses)	14,484	(13,427)

Net investment income	$85,998	51,671

Net investment income excluding derivatives increased from $65.1 million to $71.5 million for the three months ended March 31, 2005 and 2006, respectively. Derivative gains and losses fluctuate from period to period based on the S&P 500 Index® performance.

Other income for the quarter ended March 31, 2006 includes $2.6 million relating to lawsuit settlements received in the current period from Enron related suits.

The Company is required to periodically adjust deferred policy acquisition amortization factors for actual experience that varies from assumptions. In the first quarter of 2006, a true-up of assumptions based upon actual results increased amortization for the current period.

Annuity contract interest includes the equity component return associated with the Company's equity-indexed annuities. The detail of equity-indexed annuity contract interest compared to contract interest for all other annuities is as follows:
	Three Months Ended March 31,

	2006	2005

	(In thousands)

Equity-indexed annuities	$21,485	(4,603)
All other annuities	28,782	28,728

Gross contract interest	50,267	24,125
Bonus interest deferred and capitalized	(4,721)	(4,069)
Bonus interest amortization	2,291	1,506

Total contract interest	$47,837	21,562

As previously noted, contract interest includes an increase due to the S&P 500 Index® performance relative to equity-indexed products, increasing in the current quarter of 2006 compared to the same period in 2005.

Other operating expenses were $9.8 million and $3.6 million during the quarters ended March 31, 2006 and 2005, respectively. The increase in 2006 is due to increased compensation cost in the current quarter as a result of implementing liability accounting related to the Company's stock option plan under SFAS 123(R) accounting guidance.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $0.2 million of operating earnings in the first quarters of 2006 and 2005.

INVESTMENTS

General

The Company's investment philosophy emphasizes the prudent handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of March 31, 2006 and December 31, 2005. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.
	Composition of Investments

	March 31, 2006		December 31, 2005

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Debt securities	$5,302,388	94.7	$5,249,156	94.8
Mortgage loans	106,708	1.9	110,639	2.0
Policy loans	86,276	1.5	86,385	1.6
Derivatives	56,778	1.0	39,405	0.7
Equity securities	20,258	0.4	20,295	0.4
Real estate	14,609	0.3	13,436	0.2
Other	12,221	0.2	16,577	0.3

Totals	$5,599,238	100.0	$5,535,893	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations ("CMO"). As of March 31, 2006 and December 31, 2005, the Company's debt securities portfolio consisted of the following:
	Composition of Debt Securities

	March 31, 2006		December 31, 2005

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Corporate	$2,315,327	43.7	$2,320,306	44.2
Mortgage-backed securities	1,736,268	32.7	1,715,245	32.7
Public utilities	669,898	12.6	661,333	12.6
U.S. government/agencies	345,044	6.5	306,260	5.8
Asset-backed securities	151,710	2.9	161,324	3.1
States & political subdivisions	53,626	1.0	53,940	1.0
Foreign governments	30,515	0.6	30,748	0.6

Totals	$5,302,388	100.0	$5,249,156	100.0

The Company's investment guidelines prescribe limitations by type and based on quality of each security and all holdings were within these threshold limits at March 31, 2006. The Company has expanded its holdings of U.S. government and private mortgage-backed securities over the past several years given attractive yields and spreads. Because the Company's holdings of mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing primarily in collateralized mortgage obligations, which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I ("PAC I") and sequential tranches are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities. As of March 31, 2006, 97% of the Company's debt securities were investment grade quality. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's portfolio. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P® .
	March 31, 2006		December 31, 2005

	Amount	%	Amount	%

	(In thousands)		(In thousands)

AAA and U.S. government	$2,337,805	44.1	$2,285,094	43.5
AA	230,290	4.4	202,092	3.9
A	1,375,226	25.9	1,360,716	25.9
BBB	1,203,913	22.7	1,230,799	23.5
BB and other below investment grade	155,154	2.9	170,455	3.2

Totals	$5,302,388	100.0	$5,249,156	100.0

The Company does not purchase below investment grade securities. Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities. During the first quarter of 2006, the Company's percentage of below investment grade securities decreased primarily as a result of the sale of several previously impaired securities which resulted in a realized gain, an upgrade of one security, and the upward fluctuation in market pricing. The Company's holdings of below investment grade securities as a percentage of total invested assets is relatively small compared to industry averages. These holdings are summarized below.
	Below Investment Grade Debt Securities

			Estimated	% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets

	(In thousands except percentages)

March 31, 2006	$152,127	155,154	152,688	2.8%

December 31, 2005	$168,423	170,455	167,770	3.1%

December 31, 2004	$132,617	137,930	137,503	2.6%

Impairment writedowns were recognized in the first quarter of 2005 in accordance with GAAP resulting in a realized loss of $0.2 million before taxes. This impairment resulted from an additional writedown relating to one airline issue. No impairment writedowns were deemed necessary during the first quarter of 2006.

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
Below Investment Grade Debt Securities as of March 31, 2006

	Amortized	Carrying	Fair	Fair
	Cost	Value	Value	Value
Category	2006	2006	2006	2005

	(In thousands)

Utilities/Energy	$39,082	41,051	41,329	41,165
Retail	35,394	35,658	35,658	35,770
Manufacturing	11,056	12,171	12,204	11,297
Asset-backed	13,901	13,901	11,820	11,790
Transportation	8,868	10,639	10,639	10,548
Telecommunication	9,994	9,900	9,900	9,875
Auto finance	6,193	6,193	5,558	5,423
Healthcare	4,997	5,000	5,000	5,275
Other	22,642	20,641	20,580	20,117

Totals	$152,127	155,154	152,688	151,260

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at March 31, 2006, approximately 33% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide the Company flexibility to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.
	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)

	(In thousands)
Securities held to maturity:
Debt securities	$3,510,091	3,586,491	(76,400)
Securities available for sale:
Debt securities	1,715,897	1,741,951	(26,054)
Equity securities	20,258	12,215	8,043

Totals	$5,246,246	5,340,657	(94,411)

Proceeds from sales of securities available for sale totaled $9.4 million and $2.3 million during the first quarter of 2006 and 2005, respectively, which resulted in realized gains of $1.4 million and $0.4 million.

Mortgage Loans and Real Estate

In general, the Company originates loans on high quality, income-producing properties such as shopping centers, freestanding retail stores, office buildings, industrial and sales or service facilities, selected apartment buildings, hotels, and healthcare facilities. The location of these loans is typically in major metropolitan areas that offer a potential for property value appreciation. Credit and default risk is minimized through strict underwriting guidelines and diversification of underlying property types and geographic locations. In addition to being secured by the property, mortgage loans with leases on the underlying property are often guaranteed by the leasee. This approach has proven to result in higher quality mortgage loans with fewer defaults.

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

The Company held net investments in mortgage loans totaling $106.7 million and $110.6 million at March 31, 2006 and December 31, 2005, respectively. The diversification of the portfolio by geographic region and by property type was as follows:
	March 31, 2006		December 31, 2005

Geographic Region:	Amount	%	Amount	%

	(In thousands)		(In thousands)

West South Central	$69,486	65.1	$68,413	61.8
Mountain	11,062	10.4	15,831	14.3
Pacific	11,182	10.5	11,342	10.3
South Atlantic	4,809	4.5	4,838	4.4
All other	10,169	9.5	10,215	9.2

Totals	$106,708	100.0	$110,639	100.0

	March 31, 2006		December 31, 2005

Property Type:	Amount	%	Amount	%

	(In thousands)		(In thousands)

Retail	$72,118	67.6	$75,545	68.3
Office	24,113	22.6	24,536	22.2
Land/Lots	3,681	3.5	3,725	3.4
Hotel/Motel	6,761	6.3	6,797	6.1
All other	35	-	36	-

Totals	$106,708	100.0	$110,639	100.0

The Company does not recognize interest income on impaired loans which is deemed to be uncollectible. There was no interest income unrecognized for the three months ended March 31, 2006 and 2005. During the first quarter of 2005, an allowance was released due to the sale of the impaired loan for which the allowance had been established. The Company holds a mortgage loan in the amount of $6.9 million related to a New Orleans property, which is three months past due on principal and interest payments as of the reporting date of this filing. The Company has not recorded an impairment related to this loan as of March 31, 2006, pending further review and evaluation. It is possible, though not certain, the forthcoming review could result in an impairment write down when the evaluation is complete.

The Company's real estate investments totaled approximately $14.6 million and $17.1 million at March 31, 2006 and December 31, 2005, respectively, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of the Company. The Company monitors the condition and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. There were no writedowns in the first quarters of 2006 or 2005 associated with these properties.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.
	March 31,	December 31,
	2006	2005

	(In thousands except percentages)

Debt securities - fair value	$5,225,988	5,248,425
Debt securities - amortized cost	$5,328,442	5,238,120
Fair value as a percentage of amortized cost	98.08%	100.20%
Unrealized gains (losses)	$(102,454)	10,305
Ten-year U.S. Treasury bond - increase
in yield for the quarter	0.46%

	Unrealized Gain (Loss) Balance

	At	At	Change in
	March 31,	December 31,	Unrealized
	2006	2005	Gains (Losses)

	(In thousands)

Debt securities held to maturity	$(76,400)	(731)	(75,669)
Debt securities available for sale	(26,054)	11,036	(37,090)

Totals	$(102,454)	10,305	(112,759)

Changes in interest rates typically have a significant impact on the fair values of the Company's debt securities. Market interest rates of the ten-year U.S. Treasury bond increased approximately 46 basis points from year-end 2005 swinging the unrealized gain to a $102.5 million unrealized loss on a portfolio of approximately $5.3 billion. The Company would expect similar results in the future from any significant upward or downward movement in market rates. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's consolidated balance sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2005, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first quarter of 2006 were reasonable given the expected range of results of this analysis.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and revenues, investment income, and investment maturities are the primary sources of funds while investment purchases, policy benefits, and operating expenses are the primary uses of funds. The Company historically has not been put in the position of liquidating invested assets to provide cash flow. However, investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs.

A primary liquidity concern for life insurers is the risk of an extraordinary level of early policyholder withdrawals. The Company includes provisions within its annuity and universal life insurance policies, such as surrender charges, that help limit and discourage early withdrawals.

The actual amounts paid by product line in connection with surrenders and withdrawals for the quarters ended March 31 are noted in the table below.
	Three Months Ended March 31,

	2006	2005

	(In thousands)
Product Line:
Traditional Life	$915	1,346
Universal Life	7,018	7,507
Annuities	90,532	72,378

Total	$98,465	81,231

The above contractual withdrawals, as well as the level of surrenders experienced, were generally consistent with the Company's assumptions in asset/liability management, and the associated cash outflows did not have an adverse impact on overall liquidity. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Cash flow projections and tests under various market interest rate scenarios are also performed to assist in evaluating liquidity needs and adequacy. The Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $66 million and $45 million for the three months ended March 31, 2006 and 2005, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $50 million and $122 million for the three months ended March 31, 2006 and 2005, respectively. These cash flow items could be reduced if interest rates rise. Net cash inflows (outflows) from the Company's universal life and investment annuity deposit product operations totaled $(5) million and $47 million during the three months ended March 31, 2006 and 2005, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. As of March 31, 2006, the Company had commitments of approximately $8.0 million which were approved by the Company's Board of Directors for the construction of a nursing home facility in Central Texas. The construction of the new facility is expected to begin in 2006.

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

Insurance reserves are the means by which life insurance companies determine the liabilities that must be established to assure that future policy benefits are provided for and can be paid. These reserves are required by law and based upon standard actuarial methodologies to ensure fulfillment of commitments guaranteed to policyholders and their beneficiaries, even though the obligations may not be due for many years. Refer to Note (1) in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of reserving methods.

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period

		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years

	(In thousands)

Operating lease obligations	$3,142	817	1,458	867	-
Purchase obligations	8,000	8,000	-	-	-
Life claims payable (1)	49,212	49,212	-	-	-
Other long-term reserve liabilities
reflected on the balance sheet
under GAAP (2)	357,901	68,882	101,258	54,079	133,682

Total	$418,255	126,911	102,716	54,946	133,682

(1)  Life claims payable include benefit and claim liabilities for which the Company believes the amount and timing of the payment is essentially fixed and determinable. Such amounts generally relate to incurred and reported death and critical illness claims including an estimate of claims incurred but not reported.

(2)  Other long-term reserve liabilities includes obligations that are reported within the Company's reserve liabilities that reflect determinable payout patterns related to immediate annuities. The above amounts are undiscounted whereas the amounts included in future policy benefit liabilities are discounted in accordance with GAAP. Liabilities for future policy benefits and other policyholder liabilities of approximately $5.1 billion as of March 31, 2006 have been excluded from the contractual obligations table. These excluded liabilities include future policy benefits relating to life insurance products, deferred annuities, and universal life products. Amounts excluded from the table are comprised of policies or contracts where (a) the Company is not currently making payments and will not make payments in the future until the occurrence of a payment triggering event, such as death or (b) the occurrence of a payment triggering event, such as a surrender of a policy or contract, which is outside of the control of the Company. The timing of these payments is not reasonably fixed and determinable. These uncertainties are considered in the Company's asset/liability management program as previously noted.

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 7 "Legal Proceedings" of the accompanying financial statements included in this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no changes relative to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective March 10, 2006, the Company adopted and implemented a limited stock buy-back program associated with the Company's 1995 Stock Option and Incentive Plan ("Plan") which provides Option Holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company in order to minimize dilution to the existing shareholders. Option Holders may elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election.

During the month ended March 31, 2006 the Company purchased 5,379 shares from option holders at an average price of $225.02. These purchased shares are reported as treasury stock in the Company's condensed consolidated financial statements. Effective May 9, 2006, the Company's Executive Committee of the Board of Directors temporarily suspended the buy-back program. Refer to Item 5 below for further discussion.

ITEM 5. OTHER INFORMATION

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which addresses share-based payments to employees including grants of employee stock options, and such adoption is reflected in the Company's condensed consolidated interim financial statements as of March 31, 2006 and for the three months then ended. As described in Part II. ITEM 2. of this Form 10-Q, effective March 10, 2006, the Company adopted and implemented a limited stock buy-back program associated with its share-based option plan. The buy-back program provides Option Holders the additional alternative of selling shares, acquired through the exercise of options, back to the Company provided the Company consents and agrees to the transaction. Under SFAS No. 123(R), the Company accounted for repurchases of shares held by Option Holders on an equity basis of accounting, reporting the repurchased shares as treasury stock in the Company's consolidated financial statements.

On May 10, 2006, the Company was informed by its independent auditors that in conjunction with their review of the Company's condensed consolidated interim financial statements as of March 31, 2006 and for the three months then ended, they had determined the Company should apply the liability method of accounting under SFAS No. 123(R) for the Company's option plan.

Given that the notification was received from the Company's auditors on the due date for filing this Form 10-Q, the Company filed Form 12b-25, Notification of Late Filing, on May 11, 2006. The disclosure in Form 12b-25 indicated the Company's ability to timely file the Form 10-Q was impeded by the late notification and that the prescribed allowance of five additional calendar days was needed in order to perform the necessary calculations to restate earnings in accordance with the liability method under SFAS No. 123(R).

Utilization of the liability method under SFAS 123(R) resulted in a current period charge of $8.1 million, or $2.23 per diluted share, in the Company's condensed consolidated interim financial statements as of March 31, 2006 and for the three months then ended.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit 11	-	Computation of Earnings Per Share (filed on page 54 of this report).

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: May 8, 2006	/S/ Ross R. Moody

Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: May 8, 2006	/S/ Brian M. Pribyl

Brian M. Pribyl
Senior Vice President,
Chief Financial & Administrative
Officer and Treasurer
(Principal Financial Officer)

Date: May 8, 2006	/S/ Kay E. Osbourn

Kay E. Osbourn
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)