Form 10-Q/A
period 2006-03-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2006-05-17
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

The purpose of this amendment to the Quarterly Report on Form 10-Q of National Western Life Insurance Company for the first quarter ended March 31, 2006 is to update the disclosures under Part I, Item 4. Controls and Procedures. This amended Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the original Form 10-Q filed May 15, 2006, except for the matters discussed in Part I, Item 4, and continues to reflect circumstances as of the date of the original filing.

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of National Western Life Insurance Company for the first quarter ended March 31, 2006 is to update the disclosures under Part I, Item 4. Controls and Procedures. This amended Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the original Form 10-Q filed May 15, 2006, except for the matters discussed in Part I, Item 4, and continues to reflect circumstances as of the date of the original filing.

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

By letter dated May 16, 2006 addressed to the Audit Committee of National Western Life Insurance Company, the Company's independent auditors, KPMG LLP ("KPMG"), provided notice that as part of their review of the Company's condensed consolidated interim financial statements as of March 31, 2006 and for the three months ended, they noted a control deficiency they considered to be a material weakness. The control deficiency noted by KPMG involved the Company's adoption and implementation of SFAS No. 123(R), Share-Based Payment, with respect to its stock option plan, specifically the Company's level of technical expertise in this area. The issuance of this letter dated May 16, 2006 completed KPMG's interim review which was not complete on May 15, 2006.

The Company's management does not concur with KPMG's control deficiency assessment and believes that the Company appropriately evaluated and applied an accounting methodology of SFAS No. 123(R) consistent with the Company's facts and circumstances surrounding its stock option plan. Accordingly, the Company's management does not consider a material weakness to exist with respect to its internal controls over financial reporting. Refer to Part II, Item 5 for further discussion.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: May 16, 2006	/S/ Ross R. Moody

Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: May 16, 2006	/S/ Brian M. Pribyl

Brian M. Pribyl
Senior Vice President,
Chief Financial & Administrative
Officer and Treasurer
(Principal Financial Officer)

Date: May 16, 2006	/S/ Kay E. Osbourn

Kay E. Osbourn
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)