Form 10-Q
period 2006-06-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2006-08-09
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

As of August 7, 2006, the number of shares of Registrant's common stock outstanding was: Class A - 3,420,824 and Class B - 200,000.

INDEX

		Page

Part I. Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
June 30, 2006 (Unaudited) and December 31, 2005

Condensed Consolidated Statements of Earnings
For the Three Months Ended June 30, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Earnings
For the Six Months Ended June 30, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended June 30, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Six Months Ended June 30, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005 (Unaudited)

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

Signatures

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	June 30,	December 31,
ASSETS	2006	2005

Investments:
Securities held to maturity, at amortized cost	$3,618,542	3,524,724
Securities available for sale, at fair value	1,721,061	1,744,727
Mortgage loans, net of allowances for possible
losses ($0 and $368)	105,908	110,639
Policy loans	86,502	86,385
Derivatives	35,927	39,405
Other long-term investments	26,457	30,013

Total investments	5,594,397	5,535,893

Cash and short-term investments	28,406	31,355
Deferred policy acquisition costs	649,829	620,129
Deferred sales inducements	90,974	80,450
Accrued investment income	63,384	61,283
Federal income tax receivable	4,559	2,107
Other assets	47,662	37,791

	$6,479,211	6,369,008

Note: The condensed consolidated balance sheet at December 31, 2005, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2006	2005

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$139,536	139,309
Universal life and annuity contracts	5,254,232	5,176,610
Other policyholder liabilities	113,559	100,557
Deferred Federal income tax liability	23,401	37,735
Other liabilities	60,300	40,789

Total liabilities	5,591,028	5,495,000

COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,446,482 issued and 3,433,653 outstanding in 2006 and 3,412,839 issued
and outstanding in 2005	3,434	3,413
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2006 and 2005	200	200
Additional paid-in capital	40,624	37,923
Accumulated other comprehensive income (loss)	(11,325)	10,564
Retained earnings	858,180	821,908
Less treasury stock at cost; 12,829 shares in 2006	(2,930)	-

Total stockholders' equity	888,183	874,008

	$6,479,211	6,369,008

Note: The condensed consolidated balance sheet at December 31, 2005, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended June 30, 2006 and 2005
(Unaudited)
(In thousands, except per share amounts)

	2006	2005

Premiums and other revenue:
Traditional life and annuity premiums	$4,097	3,932
Universal life and annuity contract revenues	25,598	24,642
Net investment income	66,323	79,488
Other income	3,009	2,319
Realized gains on investments	1,616	7,616

Total premiums and other revenue	100,643	117,997

Benefits and expenses:
Life and other policy benefits	7,646	9,432
Amortization of deferred policy acquisition costs	22,715	22,325
Universal life and annuity contract interest	23,565	39,172
Other operating expenses	13,724	11,098

Total benefits and expenses	67,650	82,027

Earnings before Federal income taxes	32,993	35,970

Provision for Federal income taxes:
Current	9,286	11,592
Deferred	1,480	280

Total Federal income taxes	10,766	11,872

Net earnings	$22,227	24,098

Basic Earnings Per Share	$6.13	6.70

Diluted Earnings Per Share	$6.07	6.64

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)
(In thousands, except per share amounts)

	2006	2005

Premiums and other revenue:
Traditional life and annuity premiums	$8,088	7,413
Universal life and annuity contract revenues	52,554	48,590
Net investment income	165,010	142,234
Other income	8,207	4,552
Realized gains on investments	3,039	8,584

Total premiums and other revenue	236,898	211,373

Benefits and expenses:
Life and other policy benefits	19,088	20,660
Amortization of deferred policy acquisition costs	45,013	41,399
Universal life and annuity contract interest	79,613	66,527
Other operating expenses	39,098	22,141

Total benefits and expenses	182,812	150,727

Earnings before Federal income taxes	54,086	60,646

Provision (benefit) for Federal income taxes:
Current	20,773	17,884
Deferred	(2,959)	2,462

Total Federal income taxes	17,814	20,346

Net earnings	$36,272	40,300

Basic Earnings Per Share	$10.01	11.21

Diluted Earnings Per Share	$9.91	11.11

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2006 and 2005
(Unaudited)
(In thousands)

	2006	2005

Net earnings	$22,227	24,098

Other comprehensive income (loss) net of effects of
deferred policy acquisition costs and taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(9,898)	11,124
Reclassification adjustment for gains included in net earnings	(806)	(276)
Amortization of net unrealized losses (gains)
related to transferred securities	1	(15)

Net unrealized gains (losses) on securities	(10,703)	10,833

Foreign currency translation adjustments	100	16

Other comprehensive income (loss)	(10,603)	10,849

Comprehensive income	$11,624	34,947

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)
(In thousands)

	2006	2005

Net earnings	$36,272	40,300

Other comprehensive income (loss), net of effects of
deferred policy acquisition costs and taxes:
Net unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(20,260)	1,243
Reclassification adjustment for gains included in net earnings	(1,698)	(505)
Amortization of net unrealized losses (gains)
related to transferred securities	(96)	12

Net unrealized gains (losses) on securities	(22,054)	750

Foreign currency translation adjustments	165	185

Other comprehensive income (loss)	(21,889)	935

Comprehensive income	$14,383	41,235

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)
(In thousands)

	2006	2005

Common stock:
Balance at beginning of year	$3,613	3,584
Shares exercised under stock option plan	21	21

Balance at end of period	3,634	3,605

Additional paid-in capital:
Balance at beginning of year	37,923	33,834
Shares exercised under stock option plan, including tax benefits	1,435	1,954
Liability awards exercised, including forfeitures	1,266	-
Stock option expense	-	509

Balance at end of period	40,624	36,297

Accumulated other comprehensive income:
Unrealized gains on securities:
Balance at beginning of year	10,401	25,032
Change in unrealized gains (losses) during period	(22,054)	750

Balance at end of period	(11,653)	25,782

Foreign currency translation adjustments:
Balance at beginning of year	3,300	3,170
Change in translation adjustments during period	165	185

Balance at end of period	3,465	3,355

Minimum pension liability adjustment:
Balance at beginning of year	(3,137)	(2,783)
Change in minimum pension liability adjustment during period	-	-

Balance at end of period	(3,137)	(2,783)

Accumulated other comprehensive income (loss) at end of period	(11,325)	26,354

Retained earnings:
Balance at beginning of year	821,908	745,835
Net earnings	36,272	40,300

Balance at end of period	858,180	786,135

Treasury shares:
Balance at beginning of year	-	-
Common stock acquired during period	(2,930)	-

Balance at end of period	(2,930)	-

Total stockholders' equity	$888,183	852,391

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)
(In thousands)

	2006	2005

Cash flows from operating activities:
Net earnings	$36,272	40,300
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and annuity contract interest	79,613	66,527
Surrender charges and other policy revenues	(16,283)	(14,579)
Realized gains on investments	(3,039)	(8,584)
Accrual and amortization of investment income	(2,655)	(1,791)
Depreciation and amortization	770	804
Decrease in value of derivatives	6,905	9,278
Increase in deferred policy acquisition and sale inducement costs	(2,817)	(11,076)
Increase in accrued investment income	(2,101)	(1,966)
Increase in other assets	(10,575)	(10,106)
Increase (decrease) in liabilities for future policy benefits	226	(1,362)
Increase in other policyholder liabilities	13,002	12,301
Increase (decrease) in Federal income tax liability	(2,687)	998
Increase (decrease) in other liabilities	16,024	(1,884)
Other	(98)	(1,141)

Net cash provided by operating activities	112,557	77,719

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	-	10,853
Securities available for sale	21,368	11,890
Other investments	21,759	31,018
Proceeds from maturities and redemptions of:
Securities held to maturity	105,889	170,584
Securities available for sale	52,497	62,670
Purchases of:
Securities held to maturity	(197,703)	(297,587)
Securities available for sale	(111,436)	(138,651)
Other investments	(20,780)	(17,360)
Principal payments on mortgage loans	7,547	14,021
Cost of mortgage loans acquired	(2,715)	(5,617)
Decrease (increase) in policy loans	(117)	1,572
Other	(538)	(1,006)

Net cash used in investing activities	(124,229)	(157,613)

	(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)
(In thousands)

	2006	2005

Cash flows from financing activities:
Deposits to account balances for universal life
and annuity contracts	$273,949	328,910
Return of account balances on universal life
and annuity contracts	(265,222)	(219,059)
Issuance of common stock under stock option plan	1,687	1,317
Repurchase of common stock	(2,930)	-

Net cash provided by financing activities	7,484	111,168

Effect of foreign exchange	1,239	(17)

Net increase (decrease) in cash and cash equivalents	(2,949)	31,257
Cash and cash equivalents at beginning of year	31,355	50,194

Cash and cash equivalents at end of period	$28,406	81,451

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the six month period for:
Interest	$20	20
Income taxes	21,915	17,100

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2006, and the results of its operations and its cash flows for the three months and six months ended June 30, 2006 and 2005. The results of operations for the three months and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov.

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

The Company adopted Statement No. 123(R), Share-Based Payments ("SFAS 123(R)") as of January 1, 2006. However, because the Company began recognizing stock-based employee compensation cost using the fair value based method of accounting in 2003, the adoption did not have a material impact on the consolidated financial statements of the Company.

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

The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"), dated June, 2006. The interpretation requires public companies to recognize the tax benefits of uncertain tax positions only where the position is "more likely than not" to be sustained assuming examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. FIN 48 will require a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed, or expected to be claimed, in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Discussion will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 is not expected to have a material impact on the Company's consolidated financial statements.

(3)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The Company paid no cash dividends on common stock during the six months ended June 30, 2006 and 2005, as it generally follows a policy of retaining earnings in order to finance the development of business and to meet regulatory requirements for capital.

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
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)

Service cost	$172	195	343	343
Interest cost	243	256	487	487
Expected return on plan assets	(227)	(246)	(455)	(455)
Amortization of prior service cost	1	1	2	2
Amortization of net loss	82	94	165	165

Net periodic benefit cost	$271	300	542	542

As previously disclosed in its financial statements for the year ended December 31, 2005, the Company expects to contribute $1.0 million to the qualified plan in 2006. No contributions have been made as of June 30, 2006.

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

The following summarizes the components of net periodic benefit costs.
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)

Service cost	$324	106	648	211
Interest cost	73	44	146	89
Amortization of prior service cost	161	73	323	146
Amortization of net loss	-	1	-	2

Net periodic benefit cost	$558	224	1,117	448

As previously disclosed in its financial statements for the year ended December 31, 2005, the Company expects to contribute $1.0 million to the non-qualified plans in 2006. As of June 30, 2006, the Company has contributed $0.4 million to the plan.

(B)  Defined Benefit Postretirement Plans

The Company sponsors two healthcare plans that were amended in 2004 to provide postretirement benefits to certain fully-vested individuals. The following summarizes the components of net periodic benefit cost.
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)

Interest cost	$25	26	50	50
Amortization of prior service cost	25	25	51	51

Net periodic benefit cost	$50	51	101	101

As previously disclosed in its financial statements for the year ended December 31, 2005, the Company expects to contribute minimal amounts to the healthcare plans in 2006.

(6)  SEGMENT AND OTHER OPERATING INFORMATION

Under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas. A summary of segment information for the quarters ended June 30, 2006 and 2005 is provided below.
Selected Segment Information.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

June 30, 2006:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$46,914	176,709	517,180	-	740,803
Total segment assets	370,597	671,099	5,319,538	97,658	6,458,892
Future policy benefits	310,334	465,194	4,618,240	-	5,393,768
Other policyholder liabilities	9,977	21,535	82,047	-	113,559

Three Months Ended
June 30, 2006:
Condensed Income Statements:
Premiums and contract
revenues	$5,699	18,700	5,296	-	29,695
Net investment income	5,020	5,173	53,409	2,721	66,323
Other income	7	22	155	2,825	3,009

Total revenues	10,726	23,895	58,860	5,546	99,027

Life and other policy benefits	3,077	3,839	730	-	7,646
Amortization of deferred
policy acquisition costs	1,971	4,570	16,174	-	22,715
Universal life and annuity
contract interest	2,273	3,273	18,019	-	23,565
Other operating expenses	2,200	3,707	5,199	2,618	13,724
Federal income taxes	409	2,780	6,053	958	10,200

Total expenses	9,930	18,169	46,175	3,576	77,850

Segment earnings	$796	5,726	12,685	1,970	21,177

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Six Months Ended
June 30, 2006:
Condensed Income Statements:
Premiums and contract
revenues	$11,533	38,084	11,025	-	60,642
Net investment income	10,216	12,187	139,407	3,200	165,010
Other income	15	45	2,862	5,285	8,207

Total revenues	21,764	50,316	153,294	8,485	233,859

Life and other policy benefits	8,031	9,220	1,837	-	19,088
Amortization of deferred
policy acquisition costs	3,372	9,511	32,130	-	45,013
Universal life and annuity
contract interest	4,543	9,214	65,856	-	79,613
Other operating expenses	7,462	11,825	14,960	4,851	39,098
Federal income taxes (benefit)	(540)	3,460	12,637	1,193	16,750

Total expenses	22,868	43,230	127,420	6,044	199,562

Segment earnings (losses)	$(1,104)	7,086	25,874	2,441	34,297

Selected Segment Information.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

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

	(In thousands)

Six Months Ended
June 30, 2005:
Condensed Income Statements:
Premiums and contract
revenues	$12,116	34,342	9,545	-	56,003
Net investment income	9,827	11,090	116,158	5,159	142,234
Other income	16	32	182	4,322	4,552

Total revenues	21,959	45,464	125,885	9,481	202,789

Life and other policy benefits	8,270	11,051	1,339	-	20,660
Amortization of deferred
policy acquisition costs	1,832	10,845	28,722	-	41,399
Universal life and annuity
contract interest	4,369	8,583	53,575	-	66,527
Other operating expenses	4,299	6,101	7,950	3,791	22,141
Federal income taxes	1,062	2,959	11,425	1,896	17,342

Total expenses	19,832	39,539	103,011	5,687	168,069

Segment earnings	$2,127	5,925	22,874	3,794	34,720

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$29,695	28,574	60,642	56,003
Net investment income	66,323	79,488	165,010	142,234
Other income	3,009	2,319	8,207	4,552
Realized gains on investments	1,616	7,616	3,039	8,584

Total consolidated premiums and
other revenue	$100,643	117,997	236,898	211,373

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$10,200	9,207	16,750	17,342
Taxes on realized gains on
investments	566	2,665	1,064	3,004

Total consolidated Federal
income taxes	$10,766	11,872	17,814	20,346

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)
Net Earnings:
Total segment earnings	$21,177	19,147	34,297	34,720
Realized gains on investments,
net of taxes	1,050	4,951	1,975	5,580

Total consolidated net earnings	$22,227	24,098	36,272	40,300

	June 30,

	2006	2005

	(In thousands)
Assets:
Total segment assets	$6,458,892	6,194,153
Other unallocated assets	20,319	20,304

Total consolidated assets	$6,479,211	6,214,457

(7)  SHARE-BASED PAYMENTS

The Company has a stock and incentive plan ("Plan") which provides for the grant of any or all of the following types of awards to eligible employees: (1) stock options, including incentive stock options and nonqualified stock options; (2) stock appreciation rights, in tandem with stock options or freestanding; (3) restricted stock; (4) incentive awards; and (5) performance awards. The Plan began on April 21, 1995, and was to terminate on April 20, 2005, unless terminated earlier by the Board of Directors. The Plan was amended on June 25, 2004 to extend the termination date to April 20, 2010. The number of shares of Class A, $1.00 par value, common stock which may be issued under the Plan, or as to which stock appreciation rights or other awards may be granted, may not exceed 300,000. These shares may be authorized and unissued shares or treasury shares. The Company has only issued nonqualified stock options.

All of the employees of the Company and its subsidiaries are eligible to participate in the Plan. In addition, directors of the Company, other than Compensation and Stock Option Committee members, are eligible for restricted stock awards, incentive awards, and performance awards. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. The directors' stock options vest 20% annually following one full year of service to the Company from the date of grant. The officers' stock options vest 20% annually following three full years of service to the Company from the date of grant. Options issued expire after ten years. No awards were issued in 2006 or 2005.

Through December 31, 2005, the Company classified the Plan as equity, and as such, utilized the grant date fair value method to measure compensation. Effective March 10, 2006, as more fully described below, the Company's Plan classification was changed to liability and accordingly, the Company began using the current fair value method to measure compensation cost. A summary of shares available for grant and stock option activity is detailed below.
		Options Outstanding

			Weighted-
	Shares		Average
	Available		Exercise
	For Grant	Shares	Price

Balance at January 1, 2006	21,207	156,959	$117.62
Stock Options:
Exercised	-	(20,454)	78.93
Forfeited	2,000	(2,000)	150.00

Balance at June 30, 2006	23,207	134,505	$123.02

The total intrinsic value of options exercised was $1.1 million and $2.3 million for the six months ended June 30, 2006 and 2005, respectively. The total share-based liabilities paid were $1.8 million for the six months ended June 30, 2006. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $2.6 million and $3.3 million, respectively.
The following table summarizes information about stock options outstanding at June 30, 2006.

	Options Outstanding

		Weighted-
		Average
	Number	Remaining	Options
	Outstanding	Contractual Life	Exercisable

Exercise prices:
$85.13	1,581	0.8 years	1,581
105.25	22,980	1.8 years	22,980
112.38	6,800	2.0 years	6,800
92.13	31,894	4.8 years	16,637
95.00	7,200	5.0 years	7,200
150.00	64,050	7.8 years	3,800

Totals	134,505		58,998

Aggregate intrinsic value
(in thousands)	$15,687		$8,035

The aggregate intrinsic value in the table above is based on the closing stock price of $239.65 per share on June 30, 2006.

In estimating the fair value of the options outstanding at June 30, 2006, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.
Expected term of options	1 to 6 years
Expected volatility:
Range	15.53% to 24.35%
Weighted-average	21.12%
Expected dividends	-
Risk-free rate:
Range	5.07% to 5.31%
Weighted-average	5.21%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise. Volatility is based on implied volatility over the expected term.

The pre-tax compensation cost recognized in the financial statements related to the Plan was $13.9 million and $0.5 million for the six months ended June 30, 2006 and 2005, respectively. The related tax benefit recognized was $4.9 million and $0.2 million for the six months ended June 30, 2006 and 2005, respectively.

Effective March 10, 2006, the Company adopted and implemented a limited stock buy-back program which provides option holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company. The intent of the limited buy-back program was to minimize dilution to the existing shareholders. Option holders may elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. The buy-back program did not alter the terms and conditions of the Plan, however the program necessitated a change in accounting from the equity method to the liability method. The modification affected 35 plan participants who had options outstanding on the date of modification and resulted in $11.7 million of total incremental pre-tax compensation cost due to the change from the equity to liability classification.

As of June 30, 2006, the total compensation cost related to nonvested options not yet recognized was $3.8 million. This amount is expected to be recognized over a weighted-average period of 2 years. The Company recognizes compensation cost over the graded vesting periods.

For the six months ended June 30, 2006 and 2005, the total cash received from the exercise of options under the Plan was $0.5 million and $1.3 million, respectively. The related tax benefit realized for the six months ended June 30, 2006 and 2005 was $1.0 million and $0.7 million, respectively.

The Plan offers two alternatives to option holders for exercising options. In the first alternative, option holders have the choice of either holding shares acquired through exercising options, selling the acquired shares in the open market, or requesting a broker-assisted cashless exercise of all or part of the options exercised. A broker-assisted cashless exercise simultaneously executes the exercise of the options and the sale of acquired shares in the open market with the net proceeds payable to the option holder.

In the second alternative, option holders have the option of selling shares acquired through the exercise of options directly back to the Company. Option holders may elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election.

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

OVERVIEW

Insurance Operations - Domestic

The Company is currently licensed to do business in all states except for New York. Products marketed are annuities, universal life insurance, equity-indexed universal life insurance and traditional life insurance, which include both term and whole life products. The majority of domestic sales are the Company's annuities, which include single and flexible premium deferred annuities, single premium immediate annuities, and equity-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At June 30, 2006, the Company maintained approximately 123,600 annuity policies in force.

National Western markets and distributes its domestic products through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 10,900 independent agents contracted. Roughly 17% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At June 30, 2006, the Company had approximately 66,500 international life insurance policies in force representing approximately $12.6 billion in face amount of coverage.

International applications are submitted by independent contractor broker-agents. The Company has approximately 4,000 independent international brokers currently contracted, over 44% of which have submitted policy applications to the Company in the past twelve months.

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
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)
International:
Universal life	$1,565	1,286	3,471	2,548
Traditional life	917	923	2,136	1,671
Equity-indexed life	4,067	4,416	8,202	8,038

	6,549	6,625	13,809	12,257

Domestic:
Universal life	462	677	1,157	1,430
Traditional life	86	104	150	193
Equity-indexed life	1,018	-	1,426	-

	1,566	781	2,733	1,623

Totals	$8,115	7,406	16,542	13,880

Life insurance sales as measured by annualized first year premiums increased 19% in the first six months of 2006 as compared to the first six months of 2005. Both of the Company's life lines of business, international and domestic, posted increases over the comparable results in the first half of 2005 with international sales up 13% and domestic sales 68% greater. Life insurance sales in the second quarter increased 10% in 2006 over 2005 with all of the increase derived from the domestic line of business. Company management has placed considerable emphasis on building domestic life insurance sales as a strategic focus and in response to comments from outside rating agencies reviewing the Company. Domestic life insurance sales have increased from 12% of total life insurance sales in the first six months of 2005 to 17% in the same period of 2006.

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

	Six Months Ended June 30,

	2006	2005

Percentage of International Sales:
Latin America	74.2%	83.8%
Pacific Rim	12.1	11.1
Eastern Europe	13.7	5.1

Totals	100.0%	100.0%

Year-to-date, the Company has recorded sales to residents outside of the United States in over thirty different countries with Brazil (34%), Taiwan (11%), and Venezuela (8%) making up the largest markets.

Domestic operations have generally focused more heavily on annuity sales than on life insurance sales. The Company spent the greater part of 2003 and 2004 revamping its domestic life operations by changing the way it contracts distribution for life business, eliminating products and distribution that have not contributed significantly to earnings, and creating new and competitive products. A single premium universal life ("SPUL") product was launched at the end of 2003 beginning a diversification of the Company's product portfolio away from smaller dollar face amount policies. The Company released its first equity-indexed universal life ("EIUL") product for its domestic markets at the end of the third quarter of 2005 and began receiving applications. This product accounted for 52% of domestic life insurance sales in the first half of 2006 and management anticipates this share to grow throughout the remainder of 2006. With the introduction of the EIUL and SPUL products and the discontinued marketing of smaller premium and volume life insurance policies, the Company has seen an increase in the average amount of per policy coverage purchased in its domestic markets as shown in the following table:
	Average New Policy Face Amount

	Domestic	International

Year ended December 31, 2002	$68,100	222,000
Year ended December 31, 2003	76,100	219,600
Year ended December 31, 2004	101,700	234,500
Year ended December 31, 2005	137,900	245,900
Six months ended June 30, 2006	241,100	241,400

The international life products historically have consisted of larger average face amounts of coverage per policy due to the higher net worth of the individuals purchasing these products.

The table below sets forth information regarding the Company's life insurance in force for each date presented.
	Insurance In Force as of June 30,

	2006	2005

	($ in thousands)
Universal life:
Number of policies	77,900	81,400
Face amounts	$8,022,260	8,165,030

Traditional life:
Number of policies	53,920	56,140
Face amounts	$1,749,140	1,695,510

Equity-indexed life:
Number of policies	17,630	13,320
Face amounts	$3,667,620	2,691,930

Rider face amounts	$1,644,710	1,486,620

Total life insurance:
Number of policies	149,450	150,860
Face amounts	$15,083,730	14,039,090

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)

Equity-indexed annuities
and other deferred annuities	$126,526	144,733	232,741	285,351
Immediate annuities	3,671	8,534	7,750	16,200

Totals	$130,197	153,267	240,491	301,551

Annuity sales for the first six months of 2006 were 20% lower than the comparable period in 2005 continuing a trend that began in the first quarter of 2004. Annuity sales in the first quarter of 2004 represented the tail end of the increase in fixed annuity sales that began in 2003 when the Company achieved nearly $1.2 billion in sales. Annuity sales began trending lower due to a combination of declining interest rates, investors returning to alternative investment vehicles and the Company managing its targeted levels of risk and statutory capital and surplus. During 2005, the interest rate levels experienced an infrequent occurrence where the yield curve was inverted, that is, longer term interest rate levels were below shorter term interest rate levels. In such an environment, consumers opt for short-term investment vehicles such as bank certificates of deposits rather than longer term choices which include fixed rate annuities. Annuity sales in the second quarter of 2006 were 15% lower than the second quarter of 2005 but 18% higher than the first quarter of 2006.

The Company's mix of annuity sales has shifted the past few years. With a stronger performance in the equity market, sales of equity-indexed annuity products became more prevalent beginning in 2004 and have continued thus far in 2006. Sales of equity-indexed products have consistently accounted for more than one-half of all annuity sales. Contributing to the increase in sales of these products has been the Company's introduction of a new series of equity-indexed annuity products featuring a different indexing mechanism (monthly cap) to complement the existing equity-indexed annuity products which utilize a monthly average annual reset feature. For all equity-indexed products, the Company purchases over the counter options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize any form of timing risk. The index return, less any asset fees, during the indexing period (if the underlying index increases) is credited to the contract holders electing the equity feature at the beginning of the contract year. The Company does not deliberately mismatch or under hedge for the equity feature of these products.

The sizable increase in annuity sales volume the past several years has required a greater level of asset/liability analysis. The Company monitors its asset/liability matching within the self-constraints of desired capital levels. Despite the amounts of new business, the Company's capital level remains substantially above industry averages and regulator targets.

The following table sets forth information regarding annuities in force for each date presented.
	Annuities In Force as of June 30,

	2006	2005

	($ in thousands)

Equity-indexed annuities
Number of policies	28,770	25,430
GAAP annuity reserves	$1,661,760	1,473,330

Other deferred annuities
Number of policies	82,100	85,330
GAAP annuity reserves	$2,704,690	2,730,710

Immediate annuities
Number of policies	12,710	12,540
GAAP annuity reserves	$248,780	248,790

Total annuities
Number of policies	123,580	123,300
GAAP annuity reserves	$4,615,230	4,452,830

Critical Accounting Estimates

Accounting policies discussed below are those considered critical to an understanding of the Company's financial statements.

Impairment of Investment Securities. The Company's accounting policy requires that a decline in the value of a security below its amortized cost basis be evaluated to determine if the decline is other-than-temporary. The primary factors considered in evaluating whether a decline in value for fixed income and equity securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial conditions and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated principal and interest payments, and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery. In addition, certain securitized financial assets with contractual cash flows are evaluated periodically by the Company to update the estimated cash flows over the life of the security. If the Company determines that the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the previous estimate, then an other-than-temporary impairment charge is recognized. Upon impairment, a net realized loss is recorded equal to the difference between the fair value and amortized cost basis of the security. Once an impairment charge has been recorded, the fair value of the impaired investment becomes its new cost basis and the Company continues to review the other-than-temporarily impaired security for appropriate valuation on an ongoing basis. Under U.S. generally accepted accounting principles, the Company is not permitted to increase the basis of impaired securities for subsequent recoveries in value.

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

Investment activities of the Company are integral to its insurance operations. Since life insurance benefits may not be paid until many years into the future, the accumulation of cash flows from premium receipts are invested with income reported as revenue when earned. Anticipated yields on investments are reflected in premium rates, contract liabilities, and other product contract features. These anticipated yields are implied in the interest required on the Company's net insurance liabilities (future policy benefits less deferred acquisition costs) and contractual interest obligations in its insurance and annuity products. The Company benefits to the extent actual net investment income exceeds the required interest on net insurance liabilities and manages the rates it credits on its products to maintain the targeted excess or "spread" of investment earnings over interest credited. The Company will continue to be required to provide for future contractual obligations in the event of a decline in investment yield. For more information concerning revenue recognition, investment accounting, and interest sensitivity, please refer to Note 1, Summary of Significant Accounting Policies, and Note 3, Investments, in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, and the discussions under Investments in Item 3 of the annual report.

Pension Plans and Other Postretirement Benefits.  The Company sponsors a qualified defined benefit pension plan covering substantially all employees and three non-qualified defined benefit plans covering certain senior officers. In addition, the Company also has postretirement healthcare benefits for certain senior officers.

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

Share-Based Payments.  Liability awards under a share-based payment arrangement have been measured based on the award's fair value at the reporting date. The Black-Scholes valuation method has been used to estimate the fair value of the options. This fair value calculation of the options include assumptions relative to the following:

    -  exercise price
    -  expected term based on contractual term and perceived future behavior relative to exercise
    -  current price
    -  expected volatility
    -  risk-free interest rates

These assumptions are continually reviewed by the Company and adjustments may be made based upon current facts and circumstances.

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

Consolidated Operations

Revenues: The following details Company revenues.
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)

Traditional life and annuity premiums	$4,097	3,932	8,088	7,413
Universal life and annuity
contract revenues	25,598	24,642	52,554	48,590
Net investment income
excluding derivatives	83,651	81,966	167,162	158,634
Other income	3,009	2,319	8,207	4,552

Operating revenues	116,355	112,859	236,011	219,189
Derivative losses	(17,328)	(2,478)	(2,152)	(16,400)
Realized gains
on investments	1,616	7,616	3,039	8,584

Total revenues	$100,643	117,997	236,898	211,373

Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. These are product lines that the Company has not marketed as aggressively as interest sensitive products, particularly in its international life insurance operations.

Revenues for universal life and annuity contract revenues consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances. Product sales have remained consistent from 2005 to 2006 relative to the block of business in force, and notably international universal life products continue growing steadily. This contributes to higher revenues in the form of cost of insurance charges which were $16.6 million and $33.1 million for the three and six months ended of 2006 compared to $15.7 million and $31.2 million for the three and six months ended June 30, 2005. Surrender charges assessed against policyholder account balances upon withdrawal totaled approximately $7.0 million for the three months ended June 30 in both 2006 and 2005. These amounts totaled $14.7 million and $13.1 million for the six months ended June 30, 2006 and 2005, respectively.

To ensure the Company will be able to pay future commitments to policyholders and provide a financial return, the funds received as premium payments and deposits are invested in high quality investments, primarily debt securities. The income from these investments is closely monitored by the Company due to its significant impact on the business.

A detail of net investment income is provided below.
	Three Months Ended June 30,		Six Months Ended June 30,

				% of		% of
	2006	2005	2006	Total	2005	Total

	(In thousands except percentages)

Gross investment income:
Debt securities	$76,989	73,443	153,114	90.8	145,086	90.8
Mortgage loans	2,038	2,324	4,676	2.8	4,966	3.1
Policy loans	1,567	1,588	3,147	1.8	3,176	2.0
Other investment
income	3,537	4,956	7,721	4.6	6,469	4.1

				100.0		100.0
Total investment income	84,131	82,311	168,658		159,697
Investment expenses	480	345	1,496		1,063

Net investment income
(excluding derivatives)	83,651	81,966	167,162		158,634
Derivative losses	(17,328)	(2,478)	(2,152)		(16,400)

Net investment income	$66,323	79,488	165,010		142,234

Income from other invested assets for the six months ended June 30, 2006 includes a profit participation interest of $1.6 million and residual profits of $1.1 million from the sale of equity loans during the quarter. Derivative gains and losses are recorded as a component of investment income but may fluctuate substantially from period to period based on the performance of the S&P 500® Composite Stock Price Index ("S&P 500 Index®"). (See the discussion that follows this section relating to index options and derivatives). Despite the drop in interest rate levels over the past several years, the Company still generated higher overall net investment income, excluding derivatives, due to higher levels of invested assets.

Net investment income performance is summarized as follows:
	Six Months Ended June 30,

	2006	2005

	(In thousands except percentages)

Excluding derivatives:

Net investment income	$167,163	158,634
Average invested assets, at amortized cost	$5,453,706	5,101,518
Annual yield on average invested assets	6.13%	6.22%

Including derivatives:

Net investment income	$165,010	142,234
Average invested assets, at amortized cost	$5,493,256	5,156,932
Annual yield on average invested assets	6.01%	5.52%

The yield on average invested assets has decreased from 6.22% in 2005 to 6.13% in 2006, excluding derivatives, due to the yield on current investments being at lower levels. Net investment income performance is analyzed excluding the derivative income which is a common practice in the insurance industry in order to assess underlying profitability and results from ongoing operations.

Other income primarily pertains to the Company's operations involving a nursing home. Revenues associated with this operation were $5.3 million and $4.3 million for the six months ended June 30, 2006 and 2005, respectively. Included in other income for the six months ended June 30, 2006 is $2.6 million resulting from partial lawsuit settlements in relation to the Company's litigation against Enron and related parties.

Index options are derivative financial instruments used to properly hedge the equity return component of the Company's equity-indexed products. Index options are intended to act as hedges to match closely the returns on equity-indexed products. With an increase or decline in this index, the index option values likewise increase or decline. Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income. However, increases or decreases in income from these options are substantially offset by corresponding increases or decreases in amounts credited to equity-indexed policyholders as contract interest.

Derivative components included in net investment income and the corresponding contract interest amounts are detailed below for each date presented.
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)
Derivatives:
Unrealized gains (losses)	$(22,919)	660	(6,905)	(9,278)
Realized gains (losses)	5,591	(3,138)	4,753	(7,122)

Total losses included
in net investment income	$(17,328)	(2,478)	(2,152)	(16,400)

Total contract interest	$23,565	39,172	79,613	66,527

Net realized gains in the second quarter of 2006 include $0.8 million related to several previously impaired default bond securities which received principal payments or stock exchanges. Further gains during the quarter from sales or tenders of other bond securities totaled $0.4 million and sales of real estate properties totaled $0.4 million. Gains recorded during the second quarter of 2005 resulted primarily from sales of bond securities totaling $1.2 million and real estate sales of $6.5 million.

Benefits and Expenses.  The following details benefits and expenses.
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)

Life and other policy benefits	$7,646	9,432	19,088	20,660
Amortization of deferred policy
acquisition costs	22,715	22,325	45,013	41,399
Universal life and annuity
contract interest	23,565	39,172	79,613	66,527
Other operating expenese	13,724	11,098	39,098	22,141

Totals	$67,650	82,027	182,812	150,727

Death claims decreased from $7.0 million and $16.8 million during the three months and six months ended of 2005 to $5.3 million and $14.2 million for the three and six months ended June 30, 2006. While death claim amounts are subject to variation from period to period, the Company's mortality experience has generally been consistent with its product pricing assumptions.

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

As a result of a true-up of assumptions in the first quarter of 2006, amortization of deferred policy acquisition costs increased to $45.0 million in the first six months of 2006 compared to $41.4 million reported in 2005. The increase in international life sales has caused an increase in life insurance in force since 2001 from $10.0 billion to $15.1 billion at June 30, 2006. In addition, annuity sales activity has increased the number of active annuity contracts from approximately 120,000 at June 30, 2004, to 124,000 at June 30, 2006. Deferred acquisition costs associated with this growth in business are being amortized currently in conjunction with the emergence of profits from these blocks of policies.

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

The Company's approximated average credited rates are as follows:
	Six Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(Excluding derivative products)		(Including derivative products)

Annuity	3.39%	3.34%	2.87%	2.44%
Interest sensitive life	4.73%	4.80%	4.38%	4.49%

Contract interest also includes the performance of the equity-index component of the Company's derivative products. As previously noted, the recent market performance of these equity-index features impacts contract interest expenses while also impacting the Company's investment income given the hedge nature of the options purchased for these products.

Other operating expenses consist of general administrative expenses, licenses and fees, and commissions not subject to deferral. Like revenues from other income, nursing home operation expenses are included in other operating expenses in the amount of $2.6 million and $1.9 million for the three months ended June 30, 2006 and 2005, respectively. In addition, other operating expenses for the first quarter of 2006 includes additional compensation cost of $12.5 million as a result of implementation of liability classification under SFAS 123(R) for the Company's stock option plan. Implementation of liability classification resulted in a current charge for option costs related to outstanding vested and unvested options. The compensation cost for the second quarter totaled $1.4 million. Prior to this implementation, the plan was accounted for under the equity classification, which allowed for compensation cost recognition in the current service period.

Federal Income Taxes. Federal income taxes on earnings from continuing operations reflect effective tax rates of 32.9% and 33.5% for the first six months of 2006 and 2005, respectively, which are lower than the expected Federal rate of 35%. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the three months and six months ended June 30, 2006 and 2005 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Segment earnings:
Three months ended:

June 30, 2006	$796	5,726	12,685	1,970	21,177

June 30, 2005	$1,596	2,936	11,481	3,134	19,147

Six months ended:

June 30, 2006	$(1,104)	7,086	25,874	2,441	34,297

June 30, 2005	$2,127	5,925	22,874	3,794	34,720

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$5,699	6,035	11,533	12,116
Net investment income	5,020	4,849	10,216	9,827
Other income	7	8	15	16

Total premiums and other revenue	10,726	10,892	21,764	21,959

Benefits and expenses:
Life and other policy benefits	3,077	3,610	8,031	8,270
Amortization of deferred policy
acquisition costs	1,971	614	3,372	1,832
Universal life insurance contract
interest	2,273	2,188	4,543	4,369
Other operating expenses	2,200	2,099	7,462	4,299

Total benefits and expenses	9,521	8,511	23,408	18,770

Segment earnings (losses) before
Federal income taxes	1,205	2,381	(1,644)	3,189

Provision (benefit) for Federal
income taxes	409	785	(540)	1,062

Segment earnings	$796	1,596	(1,104)	2,127

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
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)

Universal life insurance revenues	$4,189	4,316	8,657	8,903
Traditional life insurance premiums	1,921	1,926	3,669	3,689
Reinsurance premiums	(411)	(207)	(793)	(476)

Totals	$5,699	6,035	11,533	12,116

The Company's U.S. operations have historically emphasized annuity product sales over life product sales. The Company has strived to increase domestic life product sales and to continue to attract new sources of distribution. The face amount of domestic life insurance in force has increased from $2.4 billion at June 30, 2005, to $2.5 billion at June 30, 2006.

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual universal life premiums collected are detailed below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)

Universal life insurance:
First year and single premiums	$2,347	3,523	6,219	7,389
Renewal premiums	3,416	3,552	7,008	7,316

Totals	$5,763	7,075	13,227	14,705

Other operating expenses were $7.5 million and $4.3 million for the six months ended June 30, 2006 and 2005. The increase in 2006 is due to an increase in compensation costs under SFAS 123(R) due to the implementation of liability classification in the first quarter under the accounting standard.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$18,700	17,305	38,084	34,342
Net investment income	5,173	5,752	12,187	11,090
Other income	22	18	45	32

Total premiums and other revenue	23,895	23,075	50,316	45,464

Benefits and expenses:
Life and other policy benefits	3,839	5,068	9,220	11,051
Amortization of deferred policy
acquisition costs	4,570	5,931	9,511	10,845
Universal life insurance contract
interest	3,273	4,971	9,214	8,583
Other operating expenses	3,707	2,772	11,825	6,101

Total benefits and expenses	15,389	18,742	39,770	36,580

Segment earnings before Federal
income taxes	8,506	4,333	10,546	8,884

Provision for Federal income taxes	2,780	1,397	3,460	2,959

Segment earnings	$5,726	2,936	7,086	5,925

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)

Universal life insurance revenues	$18,999	17,662	38,436	35,063
Traditional life insurance premiums	2,715	2,413	5,461	4,474
Reinsurance premiums	(3,014)	(2,770)	(5,813)	(5,195)

Totals	$18,700	17,305	38,084	34,342

International operations have emphasized universal life policies over traditional life insurance products. Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual universal life premiums collected are detailed below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)

Universal life insurance:
First year and single premiums	$8,393	8,190	16,932	15,696
Renewal premiums	19,493	17,230	38,502	32,493

Totals	$27,886	25,420	55,434	48,189

The Company's international life operations have been a significant part of the Company's business which is based upon a long standing reputation in the international market. The Company reported increased sales of equity-indexed universal life products for international life operations with premiums approximating $26.7 million and $20.9 million for the first six months ended 2006 and 2005, respectively.

A detail of net investment income for international life insurance operations is provided below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)

Net investment income
(excluding derivatives)	$6,232	5,860	12,554	11,693
Derivative losses	(1,059)	(108)	(367)	(603)

Net investment income	$5,173	5,752	12,187	11,090

Net investment income excluding derivatives increased for the six months in 2006 compared to 2005 in conjunction with greater investment balances associated with the Company's growth in business. As the international life insurance in force continues to grow, the Company anticipates operating earnings to similarly increase. The amount of international life insurance in force has grown from $11.6 billion at June 30, 2005, to $12.6 billion at June 30, 2006. As previously noted, contract interest includes a decrease due to the S&P 500 Index® performance relative to equity-indexed products, decreasing in the current quarter of 2006 compared to the same period in 2005.

Other operating expenses were $11.8 million and $6.1 million for the six months ended June 30, 2006 and 2005. The increase in 2006 is due to an increase in compensation costs under SFAS 123(R) due to the implementation of liability classification during the first quarter under the accounting standard.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$5,296	5,234	11,025	9,545
Net investment income	53,409	64,487	139,407	116,158
Other income	155	95	2,862	182

Total premiums and other revenue	58,860	69,816	153,294	125,885

Benefits and expenses:
Policy benefits	730	754	1,837	1,339
Amortization of deferred policy
acquisition costs	16,174	15,780	32,130	28,722
Annuity contract interest	18,019	32,013	65,856	53,575
Other operating expenses	5,199	4,313	14,960	7,950

Total benefits and expenses	40,122	52,860	114,783	91,586

Segment earnings before Federal
income taxes	18,738	16,956	38,511	34,299

Provision for Federal income taxes	6,053	5,475	12,637	11,425

Segment earnings	$12,685	11,481	25,874	22,874

Revenues from annuity operations primarily include surrender charges and recognition of deferred revenues relating to immediate or payout annuities. A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)

Surrender charges	$4,307	4,408	8,856	7,895
Payout annuity and other revenues	982	817	2,155	1,633
Traditional annuity premiums	7	9	14	17

Totals	$5,296	5,234	11,025	9,545

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual annuity deposits collected for the six months ended June 30, 2006 and 2005 are detailed below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)

Equity-indexed annuities	$82,651	84,239	146,991	159,088
Other deferred annuities	47,532	56,752	93,541	116,549
Immediate annuities	3,261	8,500	6,261	15,019

Totals	$133,444	149,491	246,793	290,656

Amounts collected from equity-indexed annuities decreased 7.6% comparing the six months of June 30, 2005 quarter end deposits collected to the six months of 2006. Equity-indexed product sales typically follow the stock market in that sales are higher when confidence is high in the stock market and low if the stock market is showing poor performance. Since the Company does not offer variable products or mutual funds, these equity-indexed products provide an interest crediting alternative to the Company's existing fixed annuity products.

Other deferred annuity deposits decreased during the three and six months ended June 30, 2006 versus the same periods of June 30, 2005 with $47.5 million and $93.5 million collected as compared to $56.8 million and $116.5 million, respectively. As a selling inducement, many of the deferred products include a first year interest bonus in addition to a base interest rate. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred and amortized over future periods amounted to approximately $10.7 million and $10.3 million during the first six months of 2006 and 2005, respectively.

A detail of net investment income for annuity operations is provided below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)
Net investment income
(excluding derivatives)	$69,678	66,857	141,192	131,955
Derivative losses	(16,269)	(2,370)	(1,785)	(15,797)

Net investment income	$53,409	64,487	139,407	116,158

Net investment income excluding derivatives increased for the six months ended June 30, 2006 compared to 2005 due to a larger block of assets under management. Derivative gains and losses fluctuate from period to period based on the S&P 500 Index® performance.

The Company is required to periodically adjust deferred policy acquisition amortization factors for actual experience that varies from assumptions. In the first quarter of 2006, a true-up of assumptions based upon actual results increased amortization during the current period.

Annuity contract interest includes any equity component interest associated with the Company's equity-indexed annuities. The detail of equity-indexed annuity contract interest compared to contract interest for all other annuities is as follows:
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)

Equity-indexed annuities	$(901)	11,712	20,584	7,109
All other annuities	22,187	25,030	50,969	53,758

Gross contract interest	21,286	36,742	71,553	60,867
Bonus interest deferred and capitalized	(5,978)	(6,253)	(10,699)	(10,322)
Bonus interest amortization	2,711	1,524	5,002	3,030

Total contract interest	$18,019	32,013	65,856	53,575

As previously noted, contract interest includes a decrease due to the S&P 500 Index® performance relative to equity-indexed products decreasing in the current quarter and the first six months of 2006 compared to the same period in 2005.

Other operating expenses were $15.0 million and $8.0 million during the six months ended June 30, 2006 and 2005, respectively. The increase in 2006 is due to increased compensation cost in the current quarter as a result of implementing liability classification related to the Company's stock option plan under SFAS 123(R) accounting guidance.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $0.4 million and $0.5 million of operating earnings in the first six months of 2006 and 2005, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the prudent handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of June 30, 2006 and December 31, 2005. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.
	Composition of Investments

	June 30, 2006		December 31, 2005

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Debt securities	$5,319,587	95.1	$5,249,156	94.8
Mortgage loans	105,908	1.9	110,639	2.0
Policy loans	86,502	1.5	86,385	1.6
Derivatives	35,927	0.6	39,405	0.7
Equity securities	20,016	0.4	20,295	0.4
Real estate	15,209	0.3	13,436	0.2
Other	11,248	0.2	16,577	0.3

Totals	$5,594,397	100.0	$5,535,893	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations ("CMOs"). As of June 30, 2006 and December 31, 2005, the Company's debt securities portfolio consisted of the following:
	Composition of Debt Securities

	June 30, 2006		December 31, 2005

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Corporate	$2,314,046	43.5	$2,320,306	44.2
Mortgage-backed securities	1,778,017	33.4	1,715,245	32.7
Public utilities	654,356	12.3	661,333	12.6
U.S. government/agencies	345,660	6.5	306,260	5.8
Asset-backed securities	142,433	2.7	161,324	3.1
States & political subdivisions	54,773	1.0	53,940	1.0
Foreign governments	30,302	0.6	30,748	0.6

Totals	$5,319,587	100.0	$5,249,156	100.0

The Company's investment guidelines prescribe limitations by type and based on quality of each security and all holdings were within these threshold limits at June 30, 2006. The Company has expanded its holdings of U.S. government and private mortgage-backed securities over the past several years given attractive yields and spreads. However, in conjunction with rating agency observations, the Company limits its holdings in these securities to no more than 35% of the overall portfolio. Because the Company's holdings of mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing primarily in collateralized mortgage obligations, which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I ("PAC I") and sequential tranches are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities. As of June 30, 2006, 97.5% of the Company's debt securities were investment grade quality. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's portfolio. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poors ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P® .
	June 30, 2006		December 31, 2005

	Amount	%	Amount	%

	(In thousands)		(In thousands)

AAA and U.S. government	$2,372,635	44.6	$2,285,094	43.5
AA	263,857	5.0	202,092	3.9
A	1,334,945	25.1	1,360,716	25.9
BBB	1,214,943	22.8	1,230,799	23.5
BB and other below investment grade	133,207	2.5	170,455	3.2

Totals	$5,319,587	100.0	$5,249,156	100.0

The Company does not purchase below investment grade securities. Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities. During the second quarter of 2006, the Company's percentage of below investment grade securities decreased primarily as a result of the tender of two securities, the maturity of a security and an upgrade of one security. The Company's holdings of below investment grade securities as a percentage of total invested assets is relatively small compared to industry averages. These holdings are summarized below.
	Below Investment Grade Debt Securities

			Estimated	% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets

	(In thousands except percentages)

June 30, 2006	$130,592	133,207	130,509	2.4%

December 31, 2005	$168,423	170,455	167,770	3.1%

December 31, 2004	$132,617	137,930	137,503	2.6%

No impairment writedowns were deemed necessary during the first six months of 2006. Impairment writedowns totaling $0.4 million were recognized in the first six months of 2005. The writedowns resulted from an additional impairment of one issuer due to continued market value decline reported in the first quarter of 2005 in the amount of $0.2 million and in the second quarter of 2005, an impairment was recognized on an asset-backed security in the amount of $0.2 million.

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
Below Investment Grade Debt Securities as of June 30, 2006

	Amortized	Carrying	Fair	Fair
	Cost	Value	Value	Value
Category	2006	2006	2006	2005

	(In thousands)

Retail	$35,861	36,085	36,002	36,223
Utilities/Energy	34,550	35,527	35,557	36,700
Asset-backed	13,486	13,486	11,479	11,402
Telecommunication	9,994	9,850	9,850	9,875
Transportation	6,857	8,926	8,926	8,343
Manufacturing	6,016	7,626	7,610	7,132
Auto finance	6,186	6,186	5,723	5,422
Other	17,642	15,521	15,362	15,181

Totals	$130,592	133,207	130,509	130,278

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at June 30, 2006, approximately 33% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide the Company flexibility to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.
	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)

	(In thousands)
Securities held to maturity:
Debt securities	$3,493,117	3,618,542	(125,425)
Securities available for sale:
Debt securities	1,701,045	1,756,017	(54,972)
Equity securities	20,016	12,215	7,801

Totals	$5,214,178	5,386,774	(172,596)

Proceeds from sales of securities available for sale totaled $12.0 million and $9.6 million during the second quarter of 2006 and 2005, respectively, which resulted in realized gains of $0.3 million and $0.5 million. For the six months ended June 30, 2006 and 2005, respectively, proceeds from sales of securities available for sale totaled $21.4 million and $11.9 million. These sales resulted in realized gains of $1.7 million and $1.0 million, respectively. During the first six months of 2005, two securities were sold from the held to maturity portfolio, in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, due to credit deterioration with amortized cost of $10.0 million resulting in a realized gain of $0.9 million. There were no securities sold from the held to maturity portfolio during the first six months of 2006.

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

The Company held net investments in mortgage loans totaling $105.9 million and $110.6 million at June 30, 2006 and December 31, 2005, respectively. The diversification of the portfolio by geographic region and by property type was as follows:
	June 30, 2006		December 31, 2005

Geographic Region:	Amount	%	Amount	%

	(In thousands)		(In thousands)

West South Central	$69,016	65.2	$68,413	61.8
Mountain	10,973	10.3	15,831	14.3
Pacific	11,020	10.4	11,342	10.3
South Atlantic	4,779	4.5	4,838	4.4
All other	10,120	9.6	10,215	9.2

Totals	$105,908	100.0	$110,639	100.0

	June 30, 2006		December 31, 2005

Property Type:	Amount	%	Amount	%

	(In thousands)		(In thousands)

Retail	$71,795	67.8	$75,545	68.3
Office	23,744	22.4	24,536	22.2
Land/Lots	3,636	3.4	3,725	3.4
Hotel/Motel	6,724	6.4	6,797	6.1
All other	9	-	36	-

Totals	$105,908	100.0	$110,639	100.0

The Company does not recognize interest income on impaired loans which is deemed to be uncollectible. There was no interest income unrecognized for the three months ended March 31, 2006 and 2005. During the first quarter of 2005, an allowance was released due to the sale of the impaired loan for which the allowance had been established. The Company holds a mortgage loan in the amount of $6.9 million related to a New Orleans property, which is six months past due on principal and interest payments as of the reporting date of this filing. The Company has not recorded an impairment related to this loan as of June 30, 2006, pending further review and evaluation. It is possible, though not certain, the forthcoming review could result in an impairment write down when the evaluation is complete.

The Company's real estate investments totaled approximately $15.2 million and $13.4 million at June 30, 2006 and December 31, 2005, respectively, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of the Company. The Company monitors the condition and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. There were no writedowns in the second quarters of 2006 or 2005 associated with these properties.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	June 30,	March 31,	December 31,
	2006	2006	2005

	(In thousands except percentages)

Debt securities - fair value	$5,194,162	5,225,988	5,248,425
Debt securities - amortized cost	$5,374,559	5,328,442	5,238,120
Fair value as a percentage of amortized cost	96.64%	98.08%	100.20%
Unrealized gains (losses)	$(180,397)	(102,454)	10,305
Ten-year U.S. Treasury bond - increase
in yield for the quarter	0.29%	0.46%

	Unrealized Gains (Losses) Balance

				Qtr	YTD
	At	At	At	Change in	Change in
	June 30,	March 31,	December 31,	Unrealized	Unrealized
	2006	2006	2005	Gains (Losses)	Gains (Losses)

	(In thousands)

Debt securities held to
maturity	$(125,425)	(76,400)	(731)	(49,025)	(124,694)
Debt securities available
for sale	(54,972)	(26,054)	11,036	(28,918)	(66,008)

Totals	$(180,397)	(102,454)	10,305	(77,943)	(190,702)

Market interest rate of ten-year U.S. Treasury bonds increased an additional 29 basis points from the first quarter of 2006, resulting in an unrealized loss for the second quarter of 2006 in the amount of $77.9 million on a portfolio of approximately $5.4 billion. The increase in rates results in an unrealized loss balance of $180.4 million as of June 30, 2006, a change of $190.7 million from the year-end, 2005. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's consolidated balance sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2005, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the second quarter of 2006 were reasonable given the expected range of results of this analysis.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and revenues, investment income, and investment maturities are the primary sources of funds while investment purchases, policy benefits, and operating expenses are the primary uses of funds. Although the Company historically has not been put in the position of liquidating invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs. This line of credit was renewed through July 2009.

A primary liquidity concern for life insurers is the risk of an extraordinary level of early policyholder withdrawals. The Company includes provisions within its annuity and universal life insurance policies, such as surrender charges, that help limit and discourage early withdrawals.

The actual amounts paid by product line in connection with surrenders and withdrawals for the three and six months ended June 30 are noted in the table below.
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)

Product Line:
Traditional Life	$1,142	1,303	2,057	2,649
Universal Life	8,491	7,188	15,509	14,695
Annuities	91,055	83,728	181,587	156,106

Total	$100,688	92,219	199,153	173,450

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $112.6 million and $77.7 million for the six months ended June 30, 2006 and 2005, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $158.4 million and $233.3 million for the six months ended June 30, 2006 and 2005, respectively. These cash flow items could be reduced if interest rates rise. Net cash inflows from the Company's universal life and investment annuity deposit product operations totaled $8.7 million and $109.9 million during the six months ended June 30, 2006 and 2005, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. As of June 30, 2006, the Company had commitments of approximately $8.0 million which were approved by the Company's Board of Directors for the construction of a nursing home facility in Central Texas. The construction of the new facility is expected to begin in 2006.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period

		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years

	(In thousands)

Operating lease obligations	$3,142	817	1,458	867	-
Purchase obligations	14,625	14,625	-	-	-
Life claims payable (1)	49,294	49,294	-	-	-
Other long-term reserve liabilities
reflected on the balance sheet
under GAAP (2)	357,901	68,882	101,258	54,079	133,682

Total	$424,962	133,618	102,716	54,946	133,682

(1)  Life claims payable include benefit and claim liabilities for which the Company believes the amount and timing of the payment is essentially fixed and determinable. Such amounts generally relate to incurred and reported death and critical illness claims including an estimate of claims incurred but not reported.

(2)  Other long-term reserve liabilities includes obligations that are reported within the Company's reserve liabilities that reflect determinable payout patterns related to immediate annuities. The above amounts are undiscounted whereas the amounts included in future policy benefit liabilities are discounted in accordance with GAAP. Liabilities for future policy benefits and other policyholder liabilities of approximately $5.2 billion as of June 30, 2006 have been excluded from the contractual obligations table. These excluded liabilities include future policy benefits relating to life insurance products, deferred annuities, and universal life products. Amounts excluded from the table are comprised of policies or contracts where (a) the Company is not currently making payments and will not make payments in the future until the occurrence of a payment triggering event, such as death or (b) the occurrence of a payment triggering event, such as a surrender of a policy or contract, which is outside of the control of the Company. The timing of these payments is not reasonably fixed and determinable. These uncertainties are considered in the Company's asset/liability management program as previously noted.

CHANGES IN ACCOUNTING PRINCIPLES AND CRITICAL ACCOUNTING POLICIES

Changes in Accounting Principles

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements.

REGULATORY AND OTHER ISSUES

Statutory Accounting Practices

Regulations that affect the Company and the insurance industry are often the result of efforts by the National Association of Insurance Commissioners ("NAIC"). The NAIC routinely publishes new regulations as model acts or laws which states subsequently adopt as part of their insurance regulations. Currently, the Company is not aware of any NAIC regulatory matter material to its operations or reporting of financial results.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

For the months ended in May and June, 2006 the Company purchased 1,060 shares and 6,390 shares from option holders at an average price of $225.50 and $231.48, respectively. These purchased shares are reported as treasury stock in the Company's condensed consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 23, 2006, the stockholders voted upon the following matters at the annual stockholders meeting:

(a) The election of Class A directors to the Company's Board of Directors to serve one-year terms. The results of the voting were as follows:
	For	Against

Robert L. Moody	2,847,916	381,074
Harry L. Edwards	2,821,660	407,330
Stephen E. Glasgow	3,166,375	62,615
E.J. Pederson	3,155,557	73,433

(b) The election of Class B directors to the Company's Board of Directors to serve one-year terms. The results of the voting were as follows:
	For	Against

E. Douglas McLeod	200,000	-
Charles D. Milos	200,000	-
Frances A. Moody Dahlberg	200,000	-
Ross R. Moody	200,000	-
Russell S. Moody	200,000	-
Louis E. Pauls, Jr.	200,000	-

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit 11	-	Computation of Earnings Per Share (filed on page __ of this report).

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: August 7, 2006	/S/ Ross R. Moody

Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: August 7, 2006	/S/ Brian M. Pribyl

Brian M. Pribyl
Senior Vice President,
Chief Financial & Administrative
Officer and Treasurer
(Principal Financial Officer)

Date: August 7, 2006	/S/ Kay E. Osbourn

Kay E. Osbourn
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)