Form 10-Q/A
period 2006-03-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2006-10-26
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 2

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

Explanatory Note

The purpose of this Amendment No. 2 to the Quarterly Report on Form 10-Q of National Western Life Insurance Company for the first quarter ended March 31, 2006 is to include the review report of KPMG, LLP, in accordance with Article 10 of Regulation S-X. This amended Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the original Form 10-Q filed May 15, 2006, or the Amendment No. 1 to Form 10-Q filed May 16, 2006, and continues to reflect circumstances as of the date of the original filing.

INDEX

		Page
Review Report of Independent Registered Public Accounting Firm

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

Part II. Other Information:

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 5. Other Information

Item 6. Exhibits

Signatures

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
National Western Life Insurance Company:

We have reviewed the accompanying condensed consolidated balance sheet of National Western Life Insurance Company and subsidiaries (the Company) as of March 31, 2006, the related condensed consolidated statements of earnings for the three-month periods ended March 31, 2006 and 2005, the related condensed consolidated statements of comprehensive income for the three-month periods ended March 31, 2006 and 2005, the related condensed consolidated statement of stockholders' equity for the three-month periods ended March 31, 2006 and 2005, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of National Western Life Insurance Company and subsidiaries as of December 31, 2005, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2006, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in accounting for two-tiered annuity products in 2004. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ KPMG LLP

Austin, Texas
May 16, 2006

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

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit 11	-	Computation of Earnings Per Share (filed on page 54 of this report).

Exhibit 15.1	-	Awareness Letter of KPMG, LLP.

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: October 18, 2006	/S/ Ross R. Moody

Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: October 18, 2006	/S/ Brian M. Pribyl

Brian M. Pribyl
Senior Vice President,
Chief Financial & Administrative
Officer and Treasurer
(Principal Financial Officer)

Date: October 18, 2006	/S/ Kay E. Osbourn

Kay E. Osbourn
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)