Form 10-Q/A
period 2006-06-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2006-10-26
CIK 70684

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of National Western Life Insurance Company for the second quarter ended June 30, 2006 is to update the disclosures under Part I, Item 4. Controls and Procedures. This amended Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the original Form 10-Q filed August 9, 2006, except for the matters discussed in Part I, Part 4, and continues to reflect circumstances as of the date of the original filing.

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

Benefits and Expenses.  The following details benefits and expenses.
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)

Life and other policy benefits	$7,646	9,432	19,088	20,660
Amortization of deferred policy
acquisition costs	22,715	22,325	45,013	41,399
Universal life and annuity
contract interest	23,565	39,172	79,613	66,527
Other operating expenses	13,724	11,098	39,098	22,141

Totals	$67,650	82,027	182,812	150,727

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

By letter dated May 16, 2006 addressed to the Audit Committee of National Western Life Insurance Company, the Company's independent auditors, KPMG LLP ("KPMG"), provided notice that as part of their review of the Company's condensed consolidated interim financial statements as of March 31, 2006 and for the three months ended, they noted a control deficiency they considered to be a material weakness. The control deficiency noted by KPMG involved the Company's application of SFAS No. 123(R), Share-Based Payments, specifically the Company's level of technical expertise in this area, with respect to the Company's stock option plan and its recent implementation of a limited stock buy-back program.

The Company subsequently addressed KPMG's material weakness notice by obtaining additional clarification from an independent third party regarding the guidance of SFAS No. 123(R) and its application to the Company's stock option plan and limited stock buy-back program. Additional remediation procedures were implemented enhancing the Company's existing controls including oversight by the Company's Disclosure Controls and Procedures Committee corresponding to Company planned efforts relative to the implementation and application of new accounting standards.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 23, 2006, the stockholders voted upon the following matters at the annual stockholders meeting:

(a) The election of Class A directors to the Company's Board of Directors to serve one-year terms. The results of the voting were as follows:
	For	Against

Robert L. Moody	2,847,916	381,074
Harry L. Edwards	2,821,660	407,330
Stephen E. Glasgow	3,166,375	62,615
E.J. Pederson	3,155,557	73,433

(b) The election of Class B directors to the Company's Board of Directors to serve one-year terms. The results of the voting were as follows:
	For	Against

E. Douglas McLeod	200,000	-
Charles D. Milos	200,000	-
Frances A. Moody Dahlberg	200,000	-
Ross R. Moody	200,000	-
Russell S. Moody	200,000	-
Louis E. Pauls, Jr.	200,000	-

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit 11	-	Computation of Earnings Per Share (filed on page 52 of this report).

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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