Form 10-Q
period 2006-09-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2006-11-09
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

As of November 6, 2006, the number of shares of Registrant's common stock outstanding was: Class A - 3,420,824 and Class B - 200,000.

INDEX

		Page

Part I. Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
September 30, 2006 (Unaudited) and December 31, 2005

Condensed Consolidated Statements of Earnings
For the Three Months Ended September 30, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Earnings
For the Nine Months Ended September 30, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income
For the Nine Months Ended September 30, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005 (Unaudited)

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

Signatures

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	September 30,	December 31,
ASSETS	2006	2005

Investments:
Securities held to maturity, at amortized cost	$3,588,868	3,524,724
Securities available for sale, at fair value	1,786,152	1,744,727
Mortgage loans, net of allowances for possible losses	105,894	110,639
Policy loans	85,806	86,385
Derivatives	52,147	39,405
Other long-term investments	24,455	30,013

Total investments	5,643,322	5,535,893

Cash and short-term investments	125,243	31,355
Deferred policy acquisition costs	634,832	620,129
Deferred sales inducements	90,903	80,450
Accrued investment income	61,898	61,283
Federal income tax receivable	-	2,107
Other assets	45,483	37,791

	$6,601,681	6,369,008

Note: The condensed consolidated balance sheet at December 31, 2005, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2006	2005

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$138,697	139,309
Universal life and annuity contracts	5,325,787	5,176,610
Other policyholder liabilities	116,471	100,557
Federal income tax liability:
Current	534	-
Deferred	32,146	37,735
Other liabilities	70,030	40,789

Total liabilities	5,683,665	5,495,000

COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,420,824 issued and outstanding in 2006 and 3,412,839 issued
and outstanding in 2005	3,421	3,413
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2006 and 2005	200	200
Additional paid-in capital	37,222	37,923
Accumulated other comprehensive income	4,188	10,564
Retained earnings	872,985	821,908

Total stockholders' equity	918,016	874,008

	$6,601,681	6,369,008

Note: The condensed consolidated balance sheet at December 31, 2005, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2006 and 2005
(Unaudited)
(In thousands, except per share amounts)

	2006	2005

Premiums and other revenue:
Traditional life and annuity premiums	$3,654	3,378
Universal life and annuity contract revenues	26,923	24,756
Net investment income	96,049	87,893
Other income	3,064	2,570
Realized gains on investments	190	1,430

Total premiums and other revenue	129,880	120,027

Benefits and expenses:
Life and other policy benefits	9,212	9,278
Amortization of deferred policy acquisition costs	24,430	24,298
Universal life and annuity contract interest	59,065	43,237
Other operating expenses	12,513	12,340

Total benefits and expenses	105,220	89,153

Earnings before Federal income taxes	24,660	30,874

Provision for Federal income taxes:
Current	8,214	9,157
Deferred	374	1,548

Total Federal income taxes	8,588	10,705

Net earnings	$16,072	20,169

Basic Earnings Per Share	$4.44	5.59

Diluted Earnings Per Share	$4.40	5.53

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(In thousands, except per share amounts)

	2006	2005

Premiums and other revenue:
Traditional life and annuity premiums	$11,742	10,791
Universal life and annuity contract revenues	79,477	73,346
Net investment income	261,059	230,127
Other income	11,271	7,122
Realized gains on investments	3,229	10,014

Total premiums and other revenue	366,778	331,400

Benefits and expenses:
Life and other policy benefits	28,300	29,938
Amortization of deferred policy acquisition costs	69,443	65,697
Universal life and annuity contract interest	138,678	109,764
Other operating expenses	51,611	34,481

Total benefits and expenses	288,032	239,880

Earnings before Federal income taxes	78,746	91,520

Provision (benefit) for Federal income taxes:
Current	28,987	27,041
Deferred	(2,585)	4,010

Total Federal income taxes	26,402	31,051

Net earnings	$52,344	60,469

Basic Earnings Per Share	$14.46	16.80

Diluted Earnings Per Share	$14.32	16.64

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2006 and 2005
(Unaudited)
(In thousands)

	2006	2005

Net earnings	$16,072	20,169

Other comprehensive income (loss) net of effects of
deferred policy acquisition costs and taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	15,866	(10,854)
Reclassification adjustment for gains included in net earnings	(42)	(799)
Amortization of net unrealized losses
related to transferred securities	6	219

Net unrealized gains (losses) on securities	15,830	(11,434)

Foreign currency translation adjustments	(317)	150

Other comprehensive income (loss)	15,513	(11,284)

Comprehensive income	$31,585	8,885

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(In thousands)

	2006	2005

Net earnings	$52,344	60,469

Other comprehensive income (loss), net of effects of
deferred policy acquisition costs and taxes:
Net unrealized losses on securities:
Net unrealized holding losses arising during period	(4,394)	(9,584)
Reclassification adjustment for gains included in net earnings	(1,740)	(1,331)
Amortization of net unrealized losses (gains)
related to transferred securities	(90)	231

Net unrealized losses on securities	(6,224)	(10,684)

Foreign currency translation adjustments	(152)	335

Other comprehensive loss	(6,376)	(10,349)

Comprehensive income	$45,968	50,120

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(In thousands)

	2006	2005

Common stock:
Balance at beginning of year	$3,613	3,584
Shares exercised under stock option plan	8	28

Balance at end of period	3,621	3,612

Additional paid-in capital:
Balance at beginning of year	37,923	33,834
Shares exercised under stock option plan	1,615	2,918
Adjustment for stock option liability classification	(2,316)	-
Stock option expense	-	746

Balance at end of period	37,222	37,498

Accumulated other comprehensive income:
Unrealized gains on securities:
Balance at beginning of year	10,401	25,032
Change in unrealized losses during period	(6,224)	(10,684)

Balance at end of period	4,177	14,348

Foreign currency translation adjustments:
Balance at beginning of year	3,300	3,170
Change in translation adjustments during period	(152)	335

Balance at end of period	3,148	3,505

Minimum pension liability adjustment:
Balance at beginning of year	(3,137)	(2,783)
Change in minimum pension liability adjustment during period	-	-

Balance at end of period	(3,137)	(2,783)

Accumulated other comprehensive income at end of period	4,188	15,070

Retained earnings:
Balance at beginning of year	821,908	745,835
Net earnings	52,344	60,469
Stockholder dividends	(1,267)	-

Balance at end of period	872,985	806,304

Total stockholders' equity	$918,016	862,484

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(In thousands)

	2006	2005

Cash flows from operating activities:
Net earnings	$52,344	60,469
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and annuity contract interest	138,678	109,764
Surrender charges and other policy revenues	(24,226)	(22,031)
Realized gains on investments	(3,229)	(10,014)
Accrual and amortization of investment income	(3,793)	(3,033)
Depreciation and amortization	1,030	1,153
Decrease (increase) in value of derivatives	(7,901)	9,131
Increase in deferred policy acquisition and sale inducement costs	(6,479)	(12,130)
Increase in accrued investment income	(615)	(2,281)
Increase in other assets	(7,126)	(2,989)
Decrease in liabilities for future policy benefits	(612)	(1,869)
Increase in other policyholder liabilities	15,913	15,392
Increase in Federal income tax liability	987	79
Increase (decrease) in other liabilities	14,941	(743)
Other	(72)	350

Net cash provided by operating activities	169,840	141,248

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	-	10,337
Securities available for sale	21,502	24,242
Other investments	32,951	44,515
Proceeds from maturities and redemptions of:
Securities held to maturity	199,590	266,714
Securities available for sale	86,848	112,376
Purchases of:
Securities held to maturity	(254,994)	(466,563)
Securities available for sale	(160,576)	(250,498)
Other investments	(33,039)	(28,226)
Principal payments on mortgage loans	8,867	17,828
Cost of mortgage loans acquired	(3,999)	(6,836)
Decrease (increase) in policy loans	(29)	2,221
Other	(247)	(278)

Net cash used in investing activities	(103,126)	(274,168)

	(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(In thousands)

	2006	2005

Cash flows from financing activities:
Deposits to account balances for universal life
and annuity contracts	$419,003	476,761
Return of account balances on universal life
and annuity contracts	(393,077)	(343,846)
Issuance of common stock under stock option plan	510	1,835

Net cash provided by financing activities	26,436	134,750

Effect of foreign exchange	738	567

Net increase in cash and cash equivalents	93,888	2,397
Cash and cash equivalents at beginning of year	31,355	50,194

Cash and cash equivalents at end of period	$125,243	52,591

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the nine month period for:
Interest	$30	30
Income taxes	24,990	30,900

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2006, and the results of its operations and its cash flows for the three months and nine months ended September 30, 2006 and 2005. The results of operations for the three months and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This Issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities and requires expanded disclosures related to securities with unrealized losses. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company's current policy has generally been to record income only as cash is received following an impairment of a debt security. The application of this Issue was required for reporting periods beginning after June 15, 2004. In September 2004, the FASB approved FASB Staff Position EITF 03-1-1, which deferred the effective date for the recognition and measurement guidance contained in EITF 03-1 until certain issues were resolved. On November 3, 2005, the FASB issued FASB Staff Position ("FSP") Nos. SFAS 115-1 and SFAS 124-1 titled The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullifies certain requirements of EITF 03-1 and carries forward certain requirements and disclosures. The guidance in this FSP is to be applied to reporting periods beginning after December 15, 2005. The Company has adopted the disclosure provisions and has included the required disclosures. The Company did adopt FSP Nos. SFAS 115-1 and SFAS 124-1 as of the beginning of fiscal year 2006, and the FSP did not have a material impact on the consolidated financial statements of the Company.

The Company adopted Statement No. 123(R), Share-Based Payments ("SFAS 123(R)") as of January 1, 2006. However, because the Company began recognizing stock-based employee compensation cost using the fair value based method of accounting in 2003, the adoption did not have a material impact on the consolidated financial statements of the Company.

In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company is currently assessing the impact related to the adoption of SOP 05-1 on the consolidated financials statements of the Company.

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

On February 16, 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivatives and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Hybrid financial instruments are single financial instruments that contain an embedded derivative. Under SFAS 155, entities can elect to record certain hybrid financial instruments at fair value as individual financial instruments. Prior to this amendment, certain hybrid financial instruments were required to be separated into two instruments - a derivative and host - and generally only the derivative was recorded at fair value. SFAS 155 also requires that beneficial interests in securitized assets be evaluated for either freestanding or embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007. SFAS 155 is not expected to have a material effect on the Company's consolidated financial statements on the date of adoption.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. The Company plans to adopt this guidance effective January 1, 2008. The Company is currently assessing the impact of SFAS No. 157 on the Company's consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement requires an employer on a prospective basis to recognize the overfunded or underfunded status of its defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This requirement, along with the required disclosures, is effective for fiscal years ending after December 15, 2006. SFAS No. 158 also requires an employer on a prospective basis to measure the funded status of its plans as of its fiscal year-end, and is effective for fiscal years ending after December 15, 2008. The Company is currently assessing the impact of this new standard.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretations in this SAB express the staff's views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB should be applied beginning with the first fiscal year ending after November 15, 2006, with early adoption encouraged. The adoption of SAB No. 108 is not expected to impact the financial position and results of operations of the Company.

(3)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The Company paid no cash dividends on common stock during the nine months ended September 30, 2006 and 2005. However, the Company declared a cash dividend on August 18, 2006 payable November 29, 2006 to stockholders on record as of October 31, 2006. The dividends declared were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders. The dividend payment was approved by the Colorado Division of Insurance.

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
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)

Service cost	$175	171	518	514
Interest cost	279	243	766	730
Expected return on plan assets	(255)	(227)	(710)	(682)
Amortization of prior service cost	1	1	3	3
Amortization of net loss	99	83	264	248

Net periodic benefit cost	$299	271	841	813

The Company has contributed $1.0 million to the qualified plan in 2006. No further contributions are expected in 2006.

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

The following summarizes the components of net periodic benefit costs.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)

Service cost	$574	535	1,222	746
Interest cost	385	95	531	184
Amortization of prior service cost	457	246	780	392
Amortization of net loss	137	(1)	137	1

Net periodic benefit cost	$1,553	875	2,670	1,323

The Company expects to contribute $1.1 million to the non-qualified plans in 2006. As of September 30, 2006, the Company has contributed $0.9 million to the plan.

(B)  Defined Benefit Postretirement Plans

The Company sponsors two healthcare plans that were amended in 2004 to provide postretirement benefits to certain fully-vested individuals. The following summarizes the components of net periodic benefit cost.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)

Interest cost	$38	25	88	75
Amortization of prior service cost	26	26	77	77

Net periodic benefit cost	$64	51	165	152

As previously disclosed in its financial statements for the year ended December 31, 2005, the Company expects to contribute minimal amounts to the healthcare plans in 2006.

(6)  SEGMENT AND OTHER OPERATING INFORMATION

Under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas. A summary of segment information for the quarters ended September 30, 2006 and 2005 is provided below.
Selected Segment Information.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

September 30, 2006:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$49,041	177,482	499,212	-	725,735
Total segment assets	377,777	691,455	5,414,024	98,269	6,581,525
Future policy benefits	312,671	479,838	4,671,975	-	5,464,484
Other policyholder liabilities	9,702	21,680	85,089	-	116,471

Three Months Ended
September 30, 2006:
Condensed Income Statements:
Premiums and contract
revenues	$5,932	19,364	5,281	-	30,577
Net investment income	4,545	6,771	83,900	833	96,049
Other income	10	21	106	2,927	3,064

Total revenues	10,487	26,156	89,287	3,760	129,690

Life and other policy benefits	3,505	4,984	723	-	9,212
Amortization of deferred
policy acquisition costs	1,496	6,951	15,983	-	24,430
Universal life and annuity
contract interest	2,293	7,185	49,587	-	59,065
Other operating expenses	2,533	3,131	4,027	2,822	12,513
Federal income taxes	212	1,376	6,598	336	8,522

Total expenses	10,039	23,627	76,918	3,158	113,742

Segment earnings	$448	2,529	12,369	602	15,948

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Nine Months Ended
September 30, 2006:
Condensed Income Statements:
Premiums and contract
revenues	$17,465	57,448	16,306	-	91,219
Net investment income	14,761	18,958	223,307	4,033	261,059
Other income	25	66	2,968	8,212	11,271

Total revenues	32,251	76,472	242,581	12,245	363,549

Life and other policy benefits	11,536	14,204	2,560	-	28,300
Amortization of deferred
policy acquisition costs	4,868	16,462	48,113	-	69,443
Universal life and annuity
contract interest	6,836	16,399	115,443	-	138,678
Other operating expenses	9,995	14,956	18,987	7,673	51,611
Federal income taxes (benefit)	(328)	4,836	19,235	1,529	25,272

Total expenses	32,907	66,857	204,338	9,202	313,304

Segment earnings (losses)	$(656)	9,615	38,243	3,043	50,245

Selected Segment Information.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

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

	(In thousands)

Nine Months Ended
September 30, 2005:
Condensed Income Statements:
Premiums and contract
revenues	$18,100	51,908	14,129	-	84,137
Net investment income	15,066	17,305	191,867	5,889	230,127
Other income	25	55	467	6,575	7,122

Total revenues	33,191	69,268	206,463	12,464	321,386

Life and other policy benefits	11,898	15,721	2,319	-	29,938
Amortization of deferred
policy acquisition costs	5,253	14,347	46,097	-	65,697
Universal life and annuity
contract interest	6,596	13,140	90,028	-	109,764
Other operating expenses	6,624	10,022	12,181	5,654	34,481
Federal income taxes	953	5,420	18,871	2,302	27,546

Total expenses	31,324	58,650	169,496	7,956	267,426

Segment earnings	$1,867	10,618	36,967	4,508	53,960

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$30,577	28,134	91,219	84,137
Net investment income	96,049	87,893	261,059	230,127
Other income	3,064	2,570	11,271	7,122
Realized gains on investments	190	1,430	3,229	10,014

Total consolidated premiums and
other revenue	$129,880	120,027	366,778	331,400

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$8,522	10,204	25,272	27,546
Taxes on realized gains on
investments	66	501	1,130	3,505

Total consolidated Federal
income taxes	$8,588	10,705	26,402	31,051

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)
Net Earnings:
Total segment earnings	$15,948	19,240	50,245	53,960
Realized gains on investments,
net of taxes	124	929	2,099	6,509

Total consolidated net earnings	$16,072	20,169	52,344	60,469

	September 30,

	2006	2005

	(In thousands)
Assets:
Total segment assets	$6,581,525	6,275,819
Other unallocated assets	20,156	18,668

Total consolidated assets	$6,601,681	6,294,487

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

Through December 31, 2005, the Company classified the Plan as equity awards, and as such, utilized the grant date fair value method to measure compensation. Effective March 10, 2006, as more fully described below, the Company's Plan classification was changed to liability and accordingly, the Company began using the current fair value method to measure compensation cost. A summary of shares available for grant and stock option activity is detailed below.
		Options Outstanding

			Weighted-
	Shares		Average
	Available		Exercise
	For Grant	Shares	Price

Balance at January 1, 2006	21,207	156,959	$117.62
Stock Options:
Exercised	-	(22,224)	80.78
Forfeited	5,270	(5,270)	144.29

Balance at September 30, 2006	26,477	129,465	$122.86

The total intrinsic value of options exercised was $1.1 million and $3.2 million for the nine months ended September 30, 2006 and 2005, respectively. The total share-based liabilities paid were $2.0 million for the nine months ended September 30, 2006. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $2.6 million and $3.3 million, respectively.
The following table summarizes information about stock options outstanding at September 30, 2006.

	Options Outstanding

		Weighted-
		Average
	Number	Remaining	Options
	Outstanding	Contractual Life	Exercisable

Exercise prices:
$85.13	1,581	0.6 years	1,581
105.25	21,630	1.5 years	21,630
112.38	6,800	1.7 years	6,800
92.13	30,954	4.6 years	16,218
95.00	7,200	4.7 years	7,200
150.00	61,300	7.6 years	3,800

Totals	129,465		57,229

Aggregate intrinsic value
(in thousands)	$13,857		$7,233

The aggregate intrinsic value in the table above is based on the closing stock price of $229.89 per share on September 30, 2006.

In estimating the fair value of the options outstanding at September 30, 2006, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.
Expected term of options	2 to 6 years
Expected volatility:
Range	15.31% to 24.73%
Weighted-average	19.73%
Expected dividends	-
Risk-free rate:
Range	4.49% to 4.85%
Weighted-average	4.61%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise. Volatility is based on historical volatility over the expected term.

The pre-tax compensation cost recognized in the financial statements related to the Plan was $12.7 million and $0.7 million for the nine months ended September 30, 2006 and 2005, respectively. The related tax benefit recognized was $4.4 million and $0.3 million for the nine months ended September 30, 2006 and 2005, respectively.

Effective March 10, 2006, the Company adopted and implemented a limited stock buy-back program which provides option holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company. Option holders may elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. The buy-back program did not alter the terms and conditions of the Plan, however the program necessitated a change in accounting from the equity classification to the liability classification. The modification affected 35 plan participants who had options outstanding on the date of modification and resulted in $11.7 million of total incremental pre-tax compensation cost due to the change from the equity to liability classification.

As of September 30, 2006, the total compensation cost related to nonvested options not yet recognized was $3.3 million. This amount is expected to be recognized over a weighted-average period of 2 years. The Company recognizes compensation cost over the graded vesting periods.

For the nine months ended September 30, 2006 and 2005, the total cash received from the exercise of options under the Plan was $0.5 million and $1.8 million, respectively. The related tax benefit realized for the nine months ended September 30, 2006 and 2005 was $1.1 million, respectively.

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

In the second alternative, option holders have the option of selling shares acquired through the exercise of options directly back to the Company. Option holders may elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date set forth in the notice of election.

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

OVERVIEW

Insurance Operations - Domestic

The Company is currently licensed to do business in all states except for New York. Products marketed are annuities, universal life insurance, equity-indexed annuities and universal life insurance and traditional life insurance, which include both term and whole life products. The majority of domestic sales are the Company's annuities, which include single and flexible premium deferred annuities, single premium immediate annuities, and equity-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At September 30, 2006, the Company maintained approximately 123,800 annuity policies in force.

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

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At September 30, 2006, the Company had approximately 67,200 international life insurance policies in force representing approximately $12.9 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 3,800 independent international consultants and brokers currently contracted, nearly 48% of which have submitted policy applications to the Company in the past twelve months.

There are some inherent risks of accepting international applications which are not present within the domestic market that are reduced substantially by the Company in several ways. As previously described, the Company accepts applications from foreign nationals in upper socio-economic classes who have substantial financial resources. This targeted customer base coupled with National Western's conservative underwriting practices have historically resulted in claims experience, due to natural causes, similar to that in the United States. The Company minimizes exposure to foreign currency risks by requiring payment of premiums, claims, and other benefits almost entirely in United States dollars. Finally, the Company's nearly forty years of experience with the international products and its longstanding independent consultant and broker-agent relationships further serve to minimize risks.

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
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)
International:
Universal life	$1,858	1,881	5,329	4,429
Traditional life	969	787	3,105	2,458
Equity-indexed life	4,673	4,836	12,875	12,874

	7,500	7,504	21,309	19,761

Domestic:
Universal life	2,074	752	3,231	2,182
Traditional life	109	108	259	301
Equity-indexed life	1,233	-	2,659	-

	3,416	860	6,149	2,483

Totals	$10,916	8,364	27,458	22,244

Life insurance sales as measured by annualized first year premiums increased 31% in the third quarter of 2006 as compared to the third quarter of 2005. While the Company's international life line of business experienced level sales in the third quarter of 2006 versus 2005, the Company's domestic life line of business posted nearly a 300% increase over the comparable results in the third quarter of 2005. For the first nine months of the year, total life insurance sales increased 23% in 2006 over the same period in 2005 with the domestic and international life lines of business registering increases of 148% and 8%, respectively.

Company management has placed considerable emphasis on building domestic life insurance sales as a strategic focus and in response to comments from outside rating agencies reviewing the Company. Domestic life insurance sales have increased from 11% of total life insurance sales in the first three quarters of 2005 to 22% in the same period of 2006. Domestic operations have generally focused more heavily on annuity sales than on life insurance sales. The Company spent the greater part of 2003 and 2004 revamping its domestic life operations by changing the way it contracts distribution for life business, eliminating products and distribution that have not contributed significantly to earnings, and creating new and competitive products. A single premium universal life ("SPUL") product was launched at the end of 2003 beginning a diversification of the Company's product portfolio away from smaller dollar face amount policies. The Company released its first equity-indexed universal life ("EIUL") product for its domestic markets at the end of the third quarter of 2005 and began receiving applications. This product accounted for 43% of domestic life insurance sales in the first nine months of 2006 and management anticipates this share to grow throughout the remainder of 2006. With the introduction of the EIUL and SPUL products and the discontinued marketing of smaller premium and volume life insurance policies, the Company has seen an increase in the average amount of per policy coverage purchased in its domestic markets as shown in the following table:
	Average New Policy Face Amount

	Domestic	International

Year ended December 31, 2002	$68,100	222,000
Year ended December 31, 2003	76,100	219,600
Year ended December 31, 2004	101,700	234,500
Year ended December 31, 2005	137,900	245,900
Nine months ended September 30, 2006	290,200	244,800

The Company's international life business consists of applications submitted from residents in various regions outside of the United States, the volume of which typically varies based upon changes in the socioeconomic climates of these regions. Historically, the Company has experienced a simultaneous combination of rising and declining sales in various countries; however, the appeal of the Company's dollar-denominated life insurance products overcomes many of the local and national difficulties. Applications submitted from residents of Latin America and the Pacific Rim perennially have comprised the majority of the Company's international life insurance sales. Over the past few years, effort has been directed toward the sale of a traditional endowment form of life insurance product for residents of Eastern European and the Commonwealth of Independent States (former Soviet Union). More recently, the Company's universal life product offerings have been made available to residents of these countries. While business is still in a formative phase, sales from these countries have gradually become a larger percentage of overall international sales as shown below.

	Nine Months Ended September 30,

	2006	2005

Percentage of International Sales:
Latin America	75.2%	84.9%
Pacific Rim	11.7	10.5
Eastern Europe	13.1	4.6

Totals	100.0%	100.0%

Year-to-date, the Company has recorded sales to residents outside of the United States in over thirty different countries with Brazil (40%), Taiwan (10%), and Venezuela (9%) making up the largest markets.

The table below sets forth information regarding the Company's life insurance in force for each date presented.
	Insurance In Force as of September 30,

	2006	2005

	($ in thousands)
Universal life:
Number of policies	77,160	80,440
Face amounts	$8,034,930	8,109,900

Traditional life:
Number of policies	53,440	55,530
Face amounts	$1,752,000	1,713,900

Equity-indexed life:
Number of policies	18,700	14,430
Face amounts	$3,937,350	2,923,500

Rider face amounts	$1,695,190	1,522,100

Total life insurance:
Number of policies	149,300	150,400
Face amounts	$15,419,470	14,269,400

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)

Equity-indexed annuities
and other deferred annuities	$122,647	134,765	355,388	410,402
Immediate annuities	2,160	6,197	9,910	21,216

Totals	$124,807	140,962	365,298	431,618

Annuity sales for the third quarter of 2006 were 11% lower than the comparable period in 2005 continuing a trend that began in the first quarter of 2004. Annuity sales in the first quarter of 2004 represented the tail end of the increase in fixed annuity sales that began in 2003 when the Company achieved nearly $1.2 billion in sales. Annuity sales began trending lower due to a combination of declining interest rates, investors returning to alternative investment vehicles and the Company managing its targeted levels of risk and statutory capital and surplus. During 2005 and 2006, the interest rate levels experienced an infrequent occurrence where the yield curve was inverted, that is, longer term interest rate levels were below shorter term interest rate levels. In such an environment, consumers opt for short-term investment vehicles such as bank certificates of deposits rather than longer term choices which include fixed rate annuities. Annuity sales in the first nine months of 2006 were 15% lower than the comparable period in 2005.

The Company's mix of annuity sales shifts depending upon interest rate levels and equity market performance. With a stronger performance in the equity market, sales of equity-indexed annuity products became more prevalent beginning in 2004 and have continued thus far in 2006. Sales of equity-indexed products have generally accounted for one-half of all annuity sales. For all equity-indexed products, the Company purchases over the counter options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases), less any asset fees and participation rate limits, is credited to the contract holders electing the equity feature at the beginning of the contract year. The Company does not deliberately mismatch or under hedge for the equity feature of these products.

The sizable increase in annuity sales volume the past several years has required a greater level of asset/liability analysis. The Company monitors its asset/liability matching within the self-constraints of desired capital levels. Despite the amounts of new business, the Company's capital level remains substantially above industry averages and regulator targets.

The following table sets forth information regarding annuities in force for each date presented.
	Annuities In Force as of September 30,

	2006	2005

	($ in thousands)

Equity-indexed annuities
Number of policies	29,690	26,310
GAAP annuity reserves	$1,730,620	1,532,810

Other deferred annuities
Number of policies	81,260	84,720
GAAP annuity reserves	$2,690,100	2,736,860

Immediate annuities
Number of policies	12,850	12,480
GAAP annuity reserves	$248,270	248,190

Total annuities
Number of policies	123,800	123,510
GAAP annuity reserves	$4,668,990	4,517,860

Critical Accounting Estimates

Accounting policies discussed below are those considered critical to an understanding of the Company's financial statements.

Impairment of Investment Securities. The Company's accounting policy requires that a decline in the value of a security below its amortized cost basis be evaluated to determine if the decline is other-than-temporary. The primary factors considered in evaluating whether a decline in value for fixed income and equity securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial conditions and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated principal and interest payments, and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery, which for debt securities may be maturity. In addition, certain securitized financial assets with contractual cash flows are evaluated periodically by the Company to update the estimated cash flows over the life of the security. If the Company determines that the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the previous estimate, then an other-than-temporary impairment charge is recognized. Upon impairment, a net realized loss is recorded equal to the difference between the fair value and amortized cost basis of the security. Once an impairment charge has been recorded, the fair value of the impaired investment becomes its new cost basis and the Company continues to review the other-than-temporarily impaired security for appropriate valuation on an ongoing basis. Under U.S. generally accepted accounting principles, the Company is not permitted to increase the basis of impaired securities for subsequent recoveries in value.

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

Consolidated Operations

Revenues: The following details Company revenues.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)

Traditional life and annuity premiums	$3,654	3,378	11,742	10,791
Universal life and annuity
contract revenues	26,923	24,756	79,477	73,346
Net investment income
excluding derivatives	80,217	81,549	247,379	240,183
Other income	3,064	2,570	11,271	7,122

Operating revenues	113,858	112,253	349,869	331,442
Derivative income (loss)	15,832	6,344	13,680	(10,056)
Realized gains on investments	190	1,430	3,229	10,014

Total revenues	$129,880	120,027	366,778	331,400

Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. Sales of these products increased almost 9% for the nine months ended September 30, 2006.

Revenues for universal life and annuity contract revenues consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances. Product sales have increased from 2005 to 2006 relative to the block of business in force, and notably international universal life products continue growing steadily. This contributes to higher revenues in the form of cost of insurance charges which were $17.1 million and $50.2 million for the three and nine months ended of 2006 compared to $16.0 million and $47.1 million for the three and nine months ended September 30, 2005. Surrender charges assessed against policyholder account balances upon withdrawal totaled approximately $7.2 million for the three months ended September 30, 2006 and $6.7 million for the same period in 2005. These amounts totaled $21.9 million and $19.8 million for the nine months ended September 30, 2006 and 2005, respectively.

To ensure the Company will be able to pay future commitments to policyholders and provide a financial return, the funds received as premium payments and deposits are invested in high quality investments, primarily debt securities, which accounted for 91.8% and 90.5% of gross investment income for the nine months ended September 30, 2006 and 2005. These investments are closely monitored by the Company due to its significant impact on revenues and profitability.

A detail of net investment income is provided below.
	Three Months Ended
	September 30,		Nine Months Ended September 30,

				% of		% of
	2006	2005	2006	Total	2005	Total

	(In thousands except percentages)

Gross investment income:
Debt securities	$76,037	73,907	229,151	91.8	218,993	90.5
Mortgage loans	1,837	2,360	6,513	2.6	7,326	3.0
Policy loans	1,564	1,608	4,711	1.9	4,784	2.0
Other investment income	1,542	4,465	9,263	3.7	10,934	4.5

				100.0		100.0
Total investment income	80,980	82,340	249,638		242,037
Investment expenses	763	791	2,259		1,854

Net investment income
(excluding derivatives)	80,217	81,549	247,379		240,183
Derivative income (loss)	15,832	6,344	13,680		(10,056)

Net investment income	$96,049	87,893	261,059		230,127

Income from other invested assets for the three and nine months ended September 30, 2005 includes profit participation interest of $2.7 million and $5.0 million. The nine months ended September 30, 2006 includes $1.6 million of profit participation interest and $1.1 million of residual profits from the sale of equity loans during the current year. Derivative gains and losses are recorded as a component of investment income but may fluctuate substantially from period to period based on the performance of the S&P 500® Composite Stock Price Index ("S&P 500 Index®"). See the discussion that follows this section relating to index options and derivatives. Despite the drop in interest rate levels over the past several years, the Company still generated higher overall net investment income, excluding derivatives, for the nine months ended September 30, 2006, due to higher levels of invested assets.

Net investment income performance is summarized as follows:
	Nine Months Ended September 30,

	2006	2005

	(In thousands except percentages)

Excluding derivatives:

Net investment income	$247,379	240,183
Average invested assets, at amortized cost	$5,430,366	5,163,516
Annual yield on average invested assets	6.07%	6.20%

Including derivatives:

Net investment income	$261,059	230,127
Average invested assets, at amortized cost	$5,462,464	5,210,141
Annual yield on average invested assets	6.37%	5.89%

The year-to-date yield on average invested assets has decreased from 6.20% in 2005 to 6.07% in 2006, excluding derivatives, due to yields on current investments being at lower levels. Net investment income performance is also analyzed excluding derivative income, a common practice in the insurance industry, in order to assess underlying profitability and results from ongoing operations.

Other income primarily pertains to the Company's operations involving a nursing home. Revenues associated with this operation were $8.2 million and $6.6 million for the nine months ended September 30, 2006 and 2005, respectively. Included in other income for the nine months ended September 30, 2006 is $2.6 million from partial lawsuit settlements in relation to the Company's litigation against Enron and related parties.

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

Derivative components included in net investment income and the corresponding contract interest amounts are detailed below for each date presented.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)
Derivatives:
Unrealized income (loss)	$14,807	147	7,902	(9,131)
Realized income (loss)	1,025	6,197	5,778	(925)

Total income (loss) included
in net investment income	$15,832	6,344	13,680	(10,056)

Total contract interest	$59,065	43,237	138,678	109,764

Net realized gains of $0.2 million and $1.4 million were recorded in the three months ended September 30, 2006 and 2005, respectively. The net gains for 2006 include gains on the sale of real estate of $0.2 million, and net gains on sales and calls of bonds and stocks of $0.1 million offset by a realized loss from an additional impairment writedown during the quarter of an asset backed security of $0.1 million. The net gains reported in 2005 for the three months ended September 30, resulted from transactions on airline bonds incurring $2.8 million of gains netted against an impairment loss of $1.4 million. Net gains of $3.2 million and $10.0 million were recorded for the nine months ended September 30, 2006 and 2005, respectively. For 2006 gains on sales of real estate of $0.4 million, sales and tenders of stock and bonds of $1.8 million and payments or stock exchanges related to several previously unimpaired default bond securities of $0.8 million were recorded. For 2005 net gains included sales of real estate of $6.5 million, sales, tenders and calls of bonds and stocks of $2.3 million offset additionally by an impairment writedown on one bond issuer of $0.2 million due to a reduction in the market value.

Benefits and Expenses.  The following details benefits and expenses.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)

Life and other policy benefits	$9,212	9,278	28,300	29,938
Amortization of deferred policy
acquisition costs	24,430	24,298	69,443	65,697
Universal life and annuity
contract interest	59,065	43,237	138,678	109,764
Other operating expenses	12,513	12,340	51,611	34,481

Totals	$105,220	89,153	288,032	239,880

Life and other policy benefits reflect death claims reported of $7.5 million and $6.9 million for the three months ended and $21.7 million and $23.7 million for the nine months ended, September 30, 2006 and 2005, respectively. While death claim amounts are subject to variation from period to period, the Company's mortality experience has generally been consistent with its product pricing assumptions.

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

Amortization of deferred policy acquisition costs increased to $69.4 million for the nine months ended September 30, 2006 compared to $65.7 million reported in 2005. The increase in life sales, particularly internationally, has caused an increase in life insurance in force since 2001 from $10.0 billion to $15.4 billion at September 30, 2006. In addition, annuity sales activity has increased the number of active annuity contracts from approximately 123,500 at September 30, 2005, to 123,800 at September 30, 2006. Deferred acquisition costs associated with this growth in business are being amortized currently in conjunction with the emergence of profits from these blocks of policies.

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

The Company's approximated average credited rates are as follows:
	Nine Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(Excluding derivative products)		(Including derivative products)

Annuity	3.36%	3.36%	3.34%	2.69%
Interest sensitive life	4.26%	4.80%	4.88%	4.85%

Contract interest also includes the performance of the equity-index component of the Company's derivative products. As previously noted, the recent market performance of these equity-index features impacts contract interest expenses while also impacting the Company's investment income given the hedge nature of the options purchased for these products.

Other operating expenses consist of general administrative expenses, licenses and fees, and commissions not subject to deferral. Like revenues from other income, nursing home operation expenses are included in other operating expenses in the amount of $2.8 million and $1.9 million for the three months ended and $7.7 million and $5.7 million for the nine months ended September 30, 2006 and 2005, respectively. In addition, other operating expenses for 2006 includes additional compensation cost of $12.5 million as a result of implementation of liability classification for the Company's stock option plan. Implementation of liability classification resulted in a current charge for option costs related to outstanding vested and unvested options. The compensation cost for the nine months ended totaled $13.7 million. Prior to this implementation, the plan was accounted for under the equity classification, which allowed for compensation cost recognition in the current service period.

Federal Income Taxes. Federal income taxes on earnings from continuing operations reflect effective tax rates of 33.5% and 33.9% for the first nine months of 2006 and 2005, respectively, which are lower than the expected Federal rate of 35%. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the three months and nine months ended September 30, 2006 and 2005 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals

	(In thousands)

Segment earnings:
Three months ended:

September 30, 2006	$448	2,529	12,369	602	15,948

September 30, 2005	$(260)	4,693	14,093	714	19,240

Nine months ended:

September 30, 2006	$(656)	9,615	38,243	3,043	50,245

September 30, 2005	$1,867	10,618	36,967	4,508	53,960

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$5,932	5,984	17,465	18,100
Net investment income	4,545	5,239	14,761	15,066
Other income	10	9	25	25

Total premiums and other revenue	10,487	11,232	32,251	33,191

Benefits and expenses:
Life and other policy benefits	3,505	3,628	11,536	11,898
Amortization of deferred policy
acquisition costs	1,496	3,421	4,868	5,253
Universal life insurance contract
interest	2,293	2,227	6,836	6,596
Other operating expenses	2,533	2,325	9,995	6,624

Total benefits and expenses	9,827	11,601	33,235	30,371

Segment earnings (losses) before
Federal income taxes	660	(369)	(984)	2,820

Provision (benefit) for Federal
income taxes	212	(109)	(328)	953

Segment earnings	$448	(260)	(656)	1,867

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
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)

Universal life insurance revenues	$4,714	4,499	13,371	13,402
Traditional life insurance premiums	1,617	1,944	5,286	5,633
Reinsurance premiums	(399)	(459)	(1,192)	(935)

Totals	$5,932	5,984	17,465	18,100

The Company's U.S. operations have historically generated annuity product sales substantially greater than life product sales. In recent years, the Company has strategically focused on increasing domestic life product sales and continuing to attract new sources of distribution. The face amount of domestic life insurance in force has remained at $2.5 billion as of September 30, 2005 and 2006.

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual universal life premiums collected are detailed below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)

Universal life insurance:
First year and single premiums	$4,244	3,153	10,463	10,542
Renewal premiums	3,620	3,531	10,628	10,847

Totals	$7,864	6,684	21,091	21,389

Other operating expenses were $10.0 million and $6.6 million for the nine months ended September 30, 2006 and 2005. The increase in 2006 is due to an increase in compensation costs resulting from the change to liability classification for the Company's stock option plan in the first quarter.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$19,364	17,566	57,448	51,908
Net investment income	6,771	6,215	18,958	17,305
Other income	21	23	66	55

Total premiums and other revenue	26,156	23,804	76,472	69,268

Benefits and expenses:
Life and other policy benefits	4,984	4,670	14,204	15,721
Amortization of deferred policy
acquisition costs	6,951	3,502	16,462	14,347
Universal life insurance contract
interest	7,185	4,557	16,399	13,140
Other operating expenses	3,131	3,921	14,956	10,022

Total benefits and expenses	22,251	16,650	62,021	53,230

Segment earnings before Federal
income taxes	3,905	7,154	14,451	16,038

Provision for Federal income taxes	1,376	2,461	4,836	5,420

Segment earnings	$2,529	4,693	9,615	10,618

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)

Universal life insurance revenues	$19,729	18,368	58,165	53,431
Traditional life insurance premiums	2,560	2,040	8,021	6,514
Reinsurance premiums	(2,925)	(2,842)	(8,738)	(8,037)

Totals	$19,364	17,566	57,448	51,908

International operations have emphasized universal life policies over traditional life insurance products. Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual universal life premiums collected are detailed below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)

Universal life insurance:
First year and single premiums	$9,473	9,681	26,405	25,377
Renewal premiums	20,854	17,677	59,356	50,170

Totals	$30,327	27,358	85,761	75,547

The international life operations have been a significant part of the Company's business based upon its long-standing reputation in the international market. The Company reported increased sales of equity-indexed universal life products for international life operations with premiums approximating $43.0 million and $33.8 million for the nine months ended September 30, 2006 and 2005, respectively.

A detail of net investment income for international life insurance operations is provided below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)

Net investment income
(excluding derivatives)	$5,954	6,234	18,508	17,927
Derivative income (loss)	817	(19)	450	(622)

Net investment income	$6,771	6,215	18,958	17,305

Net investment income excluding derivatives increased for the nine months in 2006 compared to 2005 in conjunction with greater investment balances associated with the Company's growth in business. As the international life insurance in force continues to grow, the Company anticipates operating earnings to similarly increase. The amount of international life insurance in force has grown from $11.8 billion at September 30, 2005, to $12.9 billion at September 30, 2006.

Amortization of deferred policy acquisition costs has increased from $3.5 million and $14.3 million for the three and nine months of 2005 to $7.0 million and $16.5 million for the same periods in 2006. Amortization changes result from the actuarial changes of profit assumption regarding premiums, mortality, persistency, investment performance and expense patterns. As previously noted, contract interest includes an increase due to the S&P 500 Index® performance relative to equity-indexed products, increasing in the current quarter of 2006 compared to the same period in 2005.

Other operating expenses were $15.0 million and $10.0 million for the nine months ended September 30, 2006 and 2005. The increase in 2006 is due to an increase in compensation costs resulting from the change in liability classification for the Company's stock option plan in the first quarter.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$5,281	4,584	16,306	14,129
Net investment income	83,900	75,709	223,307	191,867
Other income	106	285	2,968	467

Total premiums and other revenue	89,287	80,578	242,581	206,463

Benefits and expenses:
Policy benefits	723	980	2,560	2,319
Amortization of deferred policy
acquisition costs	15,983	17,375	48,113	46,097
Annuity contract interest	49,587	36,453	115,443	90,028
Other operating expenses	4,027	4,231	18,987	12,181

Total benefits and expenses	70,320	59,039	185,103	150,625

Segment earnings before Federal
income taxes	18,967	21,539	57,478	55,838

Provision for Federal income taxes	6,598	7,446	19,235	18,871

Segment earnings	$12,369	14,093	38,243	36,967

Revenues from annuity operations primarily include surrender charges and recognition of deferred revenues relating to immediate or payout annuities. A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)

Surrender charges	$4,320	3,733	13,176	11,628
Payout annuity and other revenues	952	841	3,107	2,474
Traditional annuity premiums	9	10	23	27

Totals	$5,281	4,584	16,306	14,129

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual annuity deposits collected for the quarter ended September 30, 2006 and 2005 are detailed below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)

Equity-indexed annuities	$82,599	75,994	229,590	235,082
Other deferred annuities	44,398	50,801	137,939	167,350
Immediate annuities	1,384	3,701	7,645	18,720

Totals	$128,381	130,496	375,174	421,152

Amounts collected from equity-indexed annuities decreased 2.3% comparing the nine months of September 30, 2005 quarter-end deposits collected to the nine months of 2006. Equity-indexed product sales typically follow the stock market in that sales are higher when confidence is high in the stock market and low if the stock market is showing poor performance. Since the Company does not offer variable products or mutual funds, these equity-indexed products provide an interest crediting alternative to the Company's existing fixed annuity products.

Other deferred annuity deposits decreased during the three and nine months ended September 30, 2006 versus the same periods of September 30, 2005. As a selling inducement, many of the deferred products include a first year interest bonus in addition to a base interest rate. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred and amortized over future periods amounted to approximately $4.9 million and $5.5 million during the third quarter of 2006 and 2005, respectively.

A detail of net investment income for annuity operations is provided below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)
Net investment income
(excluding derivatives)	$68,885	69,346	210,077	201,301
Derivative income (loss)	15,015	6,363	13,230	(9,434)

Net investment income	$83,900	75,709	223,307	191,867

Net investment income excluding derivatives increased for the nine months of September 30, 2006 compared to 2005 due to a larger block of assets under management. Derivative income and loss fluctuate from period to period based on the S&P 500 Index® performance.

The Company is required to periodically adjust deferred policy acquisition amortization factors for actual experience that varies from assumptions. In the third quarter of 2006, a true-up adjustment of $1.8 million increased amortization reported during the current period. Deferred policy amortization was $16.0 million and $17.4 million for the three months ended and $48.1 million and $46.1 million for the nine months ended, September 30, 2006 and 2005. No assumption changes were made in the third quarter of 2005.

Annuity contract interest includes any equity component interest associated with the Company's equity-indexed annuities. The detail of equity-indexed annuity contract interest compared to contract interest for all other annuities is as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)

Equity-indexed annuities	$27,993	13,065	48,577	20,174
All other annuities	24,856	27,005	75,825	80,763

Gross contract interest	52,849	40,070	124,402	100,937
Bonus interest deferred and
capitalized	(4,883)	(5,504)	(15,582)	(15,826)
Bonus interest amortization	1,621	1,887	6,623	4,917

Total contract interest	$49,587	36,453	115,443	90,028

As previously noted, contract interest includes an increase due to the S&P 500 Index® performance relative to equity-indexed products increasing in the current quarter and the nine months of 2006 compared to the same period in 2005.

Other operating expenses were $19.0 million and $12.2 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in 2006 is due to an increase in compensation costs as a result of liability classification related to the Company's stock option plan recorded in the first quarter.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $0.5 million and $0.9 million of operating earnings in the first nine months of 2006 and 2005, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the prudent handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of September 30, 2006 and December 31, 2005. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.
	Composition of Investments

	September 30, 2006		December 31, 2005

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Debt securities	$5,354,339	94.9	$5,249,156	94.8
Mortgage loans	105,894	1.9	110,639	2.0
Policy loans	85,806	1.5	86,385	1.6
Derivatives	52,147	0.9	39,405	0.7
Equity securities	20,681	0.4	20,295	0.4
Real estate	13,251	0.2	13,436	0.2
Other	11,204	0.2	16,577	0.3

Totals	$5,643,322	100.0	$5,535,893	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations ("CMOs"). As of September 30, 2006 and December 31, 2005, the Company's debt securities portfolio consisted of the following:
	Composition of Debt Securities

	September 30, 2006		December 31, 2005

	Amount	%	Amount	%

	(In thousands)		(In thousands)

Corporate	$2,359,024	44.1	$2,320,306	44.2
Mortgage-backed securities	1,800,113	33.6	1,715,245	32.7
Public utilities	605,488	11.3	661,333	12.6
U.S. government/agencies	371,313	6.9	306,260	5.8
Asset-backed securities	128,641	2.4	161,324	3.1
States & political subdivisions	59,214	1.1	53,940	1.0
Foreign governments	30,546	0.6	30,748	0.6

Totals	$5,354,339	100.0	$5,249,156	100.0

The Company's investment guidelines prescribe limitations by type and based on quality of each security and all holdings were within these threshold limits at September 30, 2006. The Company has expanded its holdings of U.S. agency mortgage-backed securities over the past several years given attractive yields and spreads. However, in conjunction with rating agency observations, the Company has a target for holdings in these securities of no more than 35% of the overall portfolio. Because the Company's holdings of mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing primarily in collateralized mortgage obligations, which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I ("PAC I") and sequential tranches are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities. As of September 30, 2006, 97.5% of the Company's debt securities were investment grade quality. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's portfolio. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poors ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P® .
	September 30, 2006		December 31, 2005

	Amount	%	Amount	%

	(In thousands)		(In thousands)

AAA and U.S. government	$2,413,146	45.0	$2,285,094	43.5
AA	292,216	5.5	202,092	3.9
A	1,286,380	24.0	1,360,716	25.9
BBB	1,229,515	23.0	1,230,799	23.5
BB and other below investment grade	133,082	2.5	170,455	3.2

Totals	$5,354,339	100.0	$5,249,156	100.0

The Company does not purchase below investment grade securities. Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities. The Company's percentage of below investment grade securities remained constant from the end of the second quarter. The Company's holdings of below investment grade securities as a percentage of total invested assets is relatively small compared to industry averages. These holdings are summarized below.
	Below Investment Grade Debt Securities

			Estimated	% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets

	(In thousands except percentages)

September 30, 2006	$129,839	133,082	131,672	2.4%

December 31, 2005	$168,423	170,455	167,770	3.1%

December 31, 2004	$132,617	137,930	137,503	2.6%

For the three and nine months ended September 30, 2006 one other-than temporary writedown was recorded totaling $0.1 million, representing a further writedown on an asset-backed security impaired in the previous year. For the nine months ended September 30, 2005, other-than temporary writedowns totaled $1.8 million. Of this amount $1.4 million was an impairment recorded on the Company's Delta Airlines holdings during the third quarter of 2005. The remainder of the 2005 writedowns included an impairment writedown of $0.2 million on an asset-backed security and an impairment writedown of $0.2 million on a previously impaired issuer due to continued market decline.

The Company is closely monitoring its other below investment grade holdings by reviewing investment performance indicators including information such as issuer operating performance, debt ratings, analyst reports and other economic factors that may affect these specific investments. While additional losses are not currently anticipated based on the existing status and condition of these securities, continued credit deterioration of some securities is possible, which may result in further impairments. Holdings in below investment grade securities by category are summarized below.
Below Investment Grade Debt Securities as of September 30, 2006

	Amortized	Carrying	Fair	Fair
	Cost	Value	Value	Value
Category	2006	2006	2006	2005

	(In thousands)

Retail	$35,860	35,910	35,881	36,223
Utilities/Energy	34,539	35,973	36,166	36,700
Asset-backed	13,012	13,012	11,829	11,050
Telecommunication	9,995	9,975	9,975	9,875
Transportation	6,614	8,140	8,140	8,143
Manufacturing	6,017	8,344	8,330	7,132
Auto finance	6,161	6,161	5,993	5,423
Other	17,641	15,567	15,358	15,181

Totals	$129,839	133,082	131,672	129,727

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at September 30, 2006, approximately 33% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide the Company flexibility to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.
	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)

	(In thousands)
Securities held to maturity:
Debt securities	$3,554,885	3,588,868	(33,983)
Securities available for sale:
Debt securities	1,765,471	1,774,727	(9,256)
Equity securities	20,681	12,436	8,245

Totals	$5,341,037	5,376,031	(34,994)

Proceeds from sales of securities available for sale totaled $0.1 million with minimal realized gains and $12.4 million with realized gains of $2.7 million for the three months ended September 30, 2006 and 2005, respectively. Proceeds from sales of securities available for sale totaled $21.5 million and $24.2 million, which resulted in realized gains of $1.7 million and $3.8 million during the nine months of 2006 and 2005, respectively. During the first nine months of 2005, two securities were sold from the held to maturity portfolio, in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, due to credit deterioration with an amortized cost of $10.0 million resulting in a realized gain of $0.9 million. During the three and nine months ended September 30, 2005 the Company transferred debt securities due to credit deterioration from the held to maturity portfolio to the available for sale portfolio in the amount of $7.0 million with an unrealized gain of $0.2 million which was recorded as a component of accumulated other comprehensive income, net of deferred acquisition costs and taxes. There were no securities sold or transferred from the held to maturity portfolio during the first nine months of 2006.

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

The Company held net investments in mortgage loans totaling $105.9 million and $110.6 million at September 30, 2006 and December 31, 2005, respectively. The diversification of the portfolio by geographic region and by property type was as follows:
	September 30, 2006		December 31, 2005

Geographic Region:	Amount	%	Amount	%

	(In thousands)		(In thousands)

West South Central	$69,340	65.5	$68,413	61.8
Mountain	10,880	10.3	15,831	14.3
Pacific	10,854	10.2	11,342	10.3
South Atlantic	4,749	4.5	4,838	4.4
All other	10,071	9.5	10,215	9.2

Totals	$105,894	100.0	$110,639	100.0

	September 30, 2006		December 31, 2005

Property Type:	Amount	%	Amount	%

	(In thousands)		(In thousands)

Retail	$72,603	68.6	$75,545	68.3
Office	23,333	22.0	24,536	22.2
Land/Lots	3,263	3.1	3,725	3.4
Hotel/Motel	6,687	6.3	6,797	6.1
All other	8	-	36	-

Totals	$105,894	100.0	$110,639	100.0

The Company does not recognize interest income on impaired loans which is deemed to be uncollectible. There was one loan at September 30, 2006 with interest income unrecognized in the amount of $0.3 million. There was no unrecognized interest income at September 30, 2005. During the first quarter of 2005, an allowance was released due to the sale of the impaired loan for which the allowance had been established. The Company holds a mortgage loan in the amount of $6.9 million related to a New Orleans property, which is nine months past due on principal and interest payments as of the reporting date of this filing. The Company has not recorded an impairment related to this loan as of September 30, 2006, pending further review and evaluation. It is possible, though not certain, the forthcoming review could result in an impairment writedown when the evaluation is complete.

The Company's real estate investments totaled approximately $13.2 million and $13.4 million at September 30, 2006 and December 31, 2005, respectively, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of the Company. The Company monitors the condition and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. There were no writedowns in the third quarters of 2006 or 2005 associated with these properties.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	September 30,	June 30,	December 31,
	2006	2006	2005

	(In thousands except percentages)

Debt securities - fair value	$5,320,356	5,194,162	5,248,425
Debt securities - amortized cost	$5,363,595	5,374,559	5,238,120
Fair value as a percentage of amortized cost	99.19%	96.64%	100.20%
Unrealized gains (losses)	$(43,239)	(180,397)	10,305
Ten-year U.S. Treasury bond - change
in yield for the quarter	(0.51)%	0.29%

	Unrealized Gains (Losses) Balance

				Qtr	YTD
	At	At	At	Change in	Change in
	September 30,	June 30,	December 31,	Unrealized	Unrealized
	2006	2006	2005	Gains (Losses)	Gains (Losses)

	(In thousands)

Debt securities held to
maturity	$(33,983)	(125,425)	(731)	91,442	(33,252)
Debt securities available
for sale	(9,256)	(54,972)	11,036	45,716	(20,292)

Totals	$(43,239)	(180,397)	10,305	137,158	(53,544)

The market interest rate of ten-year U.S. Treasury bonds decreased an additional 51 basis points from the second quarter of 2006, resulting in a reduction in the gross unrealized loss for the third quarter of 2006 in the amount of $137.2 million on a portfolio of approximately $5.4 billion. The increase in rates resulted in an unrealized loss balance of $43.2 million as of September 30, 2006, a change of $53.5 million from the year-end, 2005. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's consolidated balance sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2005, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the third quarter of 2006 were reasonable given the expected range of results of this analysis.

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

The actual amounts paid by product line in connection with surrenders and withdrawals for the three and nine months ended September 30 are noted in the table below.
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)

Product Line:
Traditional Life	$1,359	1,489	3,416	4,138
Universal Life	7,564	8,715	23,073	23,410
Annuities	89,585	74,315	271,172	230,421

Total	$98,508	84,519	297,661	257,969

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $169.8 million and $141.2 million for the nine months ended September 30, 2006 and 2005, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $286.4 million and $379.1 million for the nine months ended September 30, 2006 and 2005, respectively. These cash flow items could be reduced if interest rates rise and increase cash outflows. Net cash inflows from the Company's universal life and investment annuity deposit product operations totaled $25.9 million and $132.9 million during the nine months ended September 30, 2006 and 2005, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. As of September 30, 2006, the Company had commitments of approximately $8.0 million which were approved by the Company's Board of Directors for the construction of a nursing home facility in Central Texas. The construction of the new facility is expected to begin in 2006.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period

		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years

	(In thousands)

Operating lease obligations	$3,142	817	1,458	867	-
Purchase obligations	14,625	14,625	-	-	-
Life claims payable (1)	49,260	49,260	-	-	-
Other long-term reserve liabilities
reflected on the balance sheet
under GAAP (2)	357,901	68,882	101,258	54,079	133,682

Total	$424,928	133,584	102,716	54,946	133,682

(1)  Life claims payable include benefit and claim liabilities for which the Company believes the amount and timing of the payment is essentially fixed and determinable. Such amounts generally relate to incurred and reported death and critical illness claims including an estimate of claims incurred but not reported.

(2)  Other long-term reserve liabilities includes obligations that are reported within the Company's reserve liabilities that reflect determinable payout patterns related to immediate annuities. The above amounts are undiscounted whereas the amounts included in future policy benefit liabilities are discounted in accordance with GAAP. Liabilities for future policy benefits and other policyholder liabilities of approximately $5.2 billion as of September 30, 2006 have been excluded from the contractual obligations table. These excluded liabilities include future policy benefits relating to life insurance products, deferred annuities, and universal life products. Amounts excluded from the table are comprised of policies or contracts where (a) the Company is not currently making payments and will not make payments in the future until the occurrence of a payment triggering event, such as death or (b) the occurrence of a payment triggering event, such as a surrender of a policy or contract, which is outside of the control of the Company. The timing of these payments is not reasonably fixed and determinable. These uncertainties are considered in the Company's asset/liability management program as previously noted.

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

For the months ended August and September, 2006, the Company purchased 1,020 shares and 750 shares from option holders at an average price of $225.50 and $231.33, respectively. These purchased shares are reported in the Company's condensed consolidated financial statements as authorized and unissued.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: November 7, 2006	/S/ Ross R. Moody

Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: November 7, 2006	/S/ Brian M. Pribyl

Brian M. Pribyl
Senior Vice President,
Chief Financial & Administrative
Officer and Treasurer
(Principal Financial Officer)

Date: November 7, 2006	/S/ Kay E. Osbourn

Kay E. Osbourn
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)