Form 10-K
period 2006-12-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2007-03-16
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant on June 30, 2006 was $540,988,546.

As of March 9, 2007, the number of shares of Registrant's common stock outstanding was:   Class A - 3,420,824 and Class B - 200,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I
ITEM 1. BUSINESS

General

National Western Life Insurance Company (hereinafter referred to as "National Western", "Company", or "Registrant") is a stock life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-nine states, the District of Columbia, and four U.S. territories or possessions. National Western is also licensed in Haiti, and although not otherwise licensed, accepts applications from and issues policies to residents of various countries in Central and South America, the Caribbean, the Pacific Rim, Eastern Europe and Asia. Such policies are underwritten, accepted, and issued in the United States upon applications submitted by independent contractor broker-agents. The Company provides life insurance products for the savings and protection needs of approximately 149,000 policyholders and for the asset accumulation and retirement needs of 124,000 annuity contractholders.

During 2006, the Company's total assets increased 5% to $6.7 billion at December 31, 2006 from $6.4 billion at December 31, 2005. The Company generated revenues of $521.9 million, $441.0 million, and $434.1 million in 2006, 2005, and 2004, respectively. In addition, National Western generated net income of $76.3 million, $77.3 million and $122.2 million (including $54.7 million from a change in accounting principle) in 2006, 2005, and 2004, respectively.

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

Life Products. The Company's life products provide protection for the life of the insured and, in some cases, allow for cash value accumulation on a tax-deferred basis. These product offerings include universal life insurance ("UL"), interest-sensitive whole life, and traditional products such as term insurance coverage. Interest sensitive products such as UL accept premiums that are applied to an account value. Deducted from the account value are cost of insurance charges which vary by age, gender, plan, and class of insurance, as well as various expense charges. Interest is credited to account values at a fixed interest rate generally determined in advance and guaranteed for a policy year at a time, subject to minimum guaranteed rates specified in the policy contract. A slight variation to this general interest crediting practice involves equity-indexed universal life ("EIUL") policies whose credited interest may be linked in part to an outside index such as the S&P 500® Composite Stock Price Index ("S&P 500 Index®") at the election of the policyholder. These products offer both flexible and fixed premium modes and provide policyholders with flexibility in the available coverage, the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming year. Traditional products generally provide for a fixed death benefit payable in exchange for regular premium payments.

Annuity Products. Annuity products sold include flexible premium and single premium deferred annuities, equity-indexed annuities, and single premium immediate annuities. These products can be tax qualified or nonqualified annuities. A fixed single premium deferred annuity ("SPDA") provides for a single premium payment at the time of issue, an accumulation period, and an annuity payout period commencing at some future date. A flexible premium deferred annuity ("FPDA") provides the same features but allows, generally with some conditions, additional payments into the contract. Interest is credited to the account value of the annuity initially at a current rate of interest which is guaranteed for a period of time, typically the first year. After this period, the interest credited is subject to change based upon market rates and product profitability subject to a minimum guaranteed rate specified in the contract. Interest accrues during the accumulation period generally on a tax-deferred basis to the contractholder. After a number of years specified in the annuity contract, the owner may elect to have the proceeds paid as a single payment or as a series of payments over a period of time. The owner is permitted at any time during the accumulation period to withdraw all or part of the annuity account balance subject to contract provisions such as surrender charges and market value adjustments. An equity-indexed deferred annuity ("EIA") performs essentially in the same manner as SPDAs and FPDAs with the exception that, in addition to a fixed interest crediting option, the contractholder has the ability to elect an interest crediting mechanism that is linked, in part, to an outside index such as the S&P 500 Index®. A single premium immediate annuity ("SPIA") foregoes the accumulation period and immediately commences an annuity payout period.

Distributions of the Company's direct premium revenues and deposits by product type are provided below.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Annuities:
Single premium deferred	$8,216	10,389	8,156
Flexible premium deferred	163,415	225,941	342,509
Equity-indexed deferred	303,613	298,227	512,709
Single premium immediate	10,750	23,383	28,653

Total annuities	485,994	557,940	892,027

Universal life insurance	146,742	133,579	119,554
Traditional life and other	18,046	16,629	15,830

Total direct premiums and deposits collected	$650,782	708,148	1,027,411

Operating Segments

The Company manages its business between Domestic Insurance Operations and International Insurance Operations. For segment reporting purposes, the Company's annuity business, which is predominantly domestic, is separately identified.

Domestic Insurance Operations. The Company is currently licensed to do business in all states and the District of Columbia, except for New York. Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products. The majority of domestic sales are the Company's annuities. National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMO"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company's agents are independent contractors who are compensated on a commission basis. At December 31, 2006, the Company's NMO relationships had contracted approximately 10,200 independent agents with the Company. Nearly 20% of these contracted agents submitted policy applications to the Company in the past twelve months.

International Insurance Operations. National Western's international operations focus on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, the Pacific Rim, Eastern Europe, and Asia. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At December 31, 2006, the Company had 68,100 international life insurance policies in force representing nearly $13.3 billion in face amount of coverage.

International applications are submitted by independent contractor broker-agents, many of whom have been submitting policy applications to National Western for 20 or more years. The Company had approximately 4,000 independent international broker-agents contracted at December 31, 2006, nearly 46% of which submitted policy applications to the Company in the past twelve months.

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

Geographical Distribution of Business. The following table depicts the distribution of the Company's premium revenues and deposits.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

United States domestic products:
Annuities	$475,867	548,967	882,530
Life insurance	35,780	36,594	31,501

Total domestic products	511,647	585,561	914,031

International products:
Annuities	10,127	8,973	9,497
Life insurance	129,008	113,614	103,883

Total international products	139,135	122,587	113,380

Total direct premiums and deposits collected	$650,782	708,148	1,027,411

Although many agents sell National Western's products, the Company's annuity sales in any year typically reflect one or two NMOs whose agents sold 10% or more of the Company’s total annuity sales. In 2006, there were two such NMOs who accounted for 22.1% and 12.2% of total annuity sales, respectively. Similarly, domestic life insurance sales in any year may include one or two NMOs who accounted for 10% or more of total domestic life insurance sales. In 2006, there were two NMOs who generated 22.8% and 13.3%, respectively, of total domestic life insurance sales. These NMOs were not the same NMOs who produced more than 10% of total annuity sales. International life insurance sales are much more diversified by agency and in 2006 were geographically attributed to Latin America (75%), the Pacific Rim (13%), and Eastern Europe (12%).

Segment Financial Information. A summary of financial information for the Company's segments is as follows:

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)
Revenues, excluding
realized gains (losses):
2006	$43,222	106,613	350,665	18,697	519,197
2005	42,165	93,577	277,889	17,528	431,159
2004	44,116	87,850	283,827	14,847	430,640

Segment earnings: (A)
2006	$297	12,191	56,559	5,566	74,613
2005	2,809	13,559	47,915	6,559	70,842
2004	2,522	12,133	45,473	5,066	65,194

Segment assets: (B)
2006	$381,490	715,064	5,467,733	103,087	6,667,374
2005	366,939	631,477	5,256,146	94,064	6,348,626
2004	361,176	568,723	4,960,837	84,481	5,975,217

Notes to Table:

(A) Amounts exclude realized gains and losses on investments, net of taxes.
(B) Amounts exclude other unallocated assets.

Additional information concerning these industry segments is included in Note 13, Segment and Other Operating Information, of the accompanying consolidated financial statements.

Competition and Ratings

National Western competes with over 400 life and health insurance company groups in the United States consisting of approximately 2,000 companies, as well as other financial intermediaries such as banks and securities firms who market insurance products. Competitive factors are primarily the breadth and quality of products offered, established positions in niche markets, pricing, relationships with distribution, commission structures, perceived stability of the insurer, quality of underwriting and customer service, and cost efficiency. Operating results of life insurers are subject to fluctuations not only from this competitive environment but also due to economic conditions, interest rate levels and changes, performance of investments, and the maintenance of strong insurance ratings from independent rating agencies.

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

A.M. Best and Standard & Poor’s ratings are a consideration of the Company’s claims paying ability and are not a rating of the Company’s investment worthiness. The rating agencies generally review the Company's rating on an annual basis during the second calendar quarter of the year. The above ratings were assigned with a stable outlook during 2006. However, there is no assurance that the Company's ratings will continue for a certain period of time or that they will not be changed. In the event the Company's ratings are downgraded, the Company's business may be negatively impacted.

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

A significant aspect of the Company’s business is managing the linkage of its asset characteristics with the anticipated behavior of its policy obligations and liabilities, a process commonly referred to as asset-liability matching. The Company maintains an Asset-Liability Committee (“ALCO”) consisting of senior level members of the Company who assist and advise the Company’s Board of Directors in monitoring the level of risk the Company is exposed to in managing its assets and liabilities in order to attain the risk-return profile desired. Certain members of the ALCO meet as frequently as necessary, to review and recommend for board of director ratification, current period interest crediting rates to policyholders based upon existing and anticipated investment opportunities. These rates apply to new sales and to products after an initial guaranteed period, if applicable. Rates are established after the initial guaranteed period based upon asset portfolio yields and each product’s required interest spread, taking into consideration current competitive market conditions.

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

Regulatory and Other Issues

Regulation. The Company's insurance business is subject to comprehensive state regulation in each of the states it is licensed to conduct business. The laws enforced by the various state insurance departments provide broad administrative powers with respect to licensing to transact business, licensing and appointing agents, approving policy forms, regulating unfair trade and claims practices, establishing solvency standards, fixing minimum interest rates for the accumulation of surrender values, and regulating the type, amounts, and valuations of permitted investments, among other things. The Company is required to file detailed annual statements with each of the state insurance supervisory departments in which it does business. The Company's operations and financial records are subject to examination by these departments at regular intervals. Statutory financial statements are prepared in accordance with accounting practices prescribed or permitted by the Colorado Division of Insurance, the Company's principal insurance regulator. Prescribed statutory accounting practices are largely dictated by the Statutory Accounting Principles adopted by the National Association of Insurance Commissioners ("NAIC").

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

Risk-Based Capital Requirements. The NAIC established risk-based capital ("RBC") requirements to help state regulators monitor the financial strength and stability of life insurers by identifying those companies that may be inadequately capitalized. Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold. The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments. The RBC formula takes into consideration four major areas of risk which are: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses mortality and morbidity risk; (iii) interest rate risk which involves asset-liability matching issues; and (iv) other business risks. For each category, the RBC requirements are determined by applying specified factors to various assets, premiums, reserves, and other items, with the factor being higher for items with greater underlying risk and lower for items with less risk. The Company's statutory capital and surplus at December 31, 2006, was significantly in excess of the threshold RBC requirements.

Effects of Inflation. The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of the Company during the three most recent fiscal years.

Employees. The Company had approximately 273 employees as of December 31, 2006 substantially all of which worked in the Company’s home office in Austin, Texas.

ITEM 1A. RISK FACTORS

Company performance is subject to varying risk factors. If any of the following risks manifests into actual occurrences, the Company’s operations, financial position or financial performance could be negatively impacted.

We are subject to changing interest rates, market volatility, and general economic conditions which may affect the risk and returns on both our investment portfolio and our products.

We are exposed to significant capital market risk related to changes in interest rates. Substantial and sustained changes, up or down, in market interest rate levels can materially affect the profitability of our products, the market value of our investments, and ultimately the reported amount of stockholders’ equity.

A rise in interest rates will increase the net unrealized loss position of our investment portfolio and may subject the Company to disintermediation risk. Disintermediation risk is the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring the Company to liquidate investments in an unrealized loss position (i.e. the market value less than the carrying value of the investments). With respect to fixed income security investments the Company maintains in an “Available for Sale” category, rising interest rates will cause declines in the market value of these securities. These declines are reported in our financial statements as an unrealized investment loss and a reduction of stockholders’ equity.

A decline in interest rates could expose the Company to reduced profitability due to minimum interest rate guarantees that are required in our products by regulation. A key component of profitability is investment spread, or the difference between the yield on our investments and the rates we credit to policyholders on our products. A narrowing of investment spreads could negatively affect operating results. Although the Company has the ability to adjust the rates credited on products in order to maintain our required investment spread, a significant decline in interest rate levels could affect investment yields to the point where the investment spread is compromised due to minimum interest rate guarantees. In addition, the potential for increased policy surrenders and cash withdrawals, competitor activities, and other factors could further limit the Company’s ability to maintain crediting rates on its products at levels necessary to avoid sacrificing investment spread.

We are subject to general domestic and international economic conditions that may be less favorable than currently exists or is anticipated.

The demand for financial and insurance products is subject to factors such as consumer sentiment and behavior, business investment and government spending, the volatility and strength of capital markets, inflation, and overall economic climate. Further, since we accept applications from residents in North America, Latin America, Eastern Europe and the Pacific Rim, we are exposed to economic conditions in multiple geographic locations. Economic downturns in any of these geographic locations characterized by political, social or economic instability, higher unemployment, lower family income or consumer spending could negatively affect the demand for the Company’s products. Accordingly, the Company’s overall success depends, in part, upon the ability to succeed despite these differing and dynamic conditions.

Our investment portfolio is subject to credit quality risks which may lessen the value of invested assets and the Company’s book value per share.

The Company substantially invests monies received in investment grade, fixed income investment securities in order to meet its obligations to policyholders and provide a return on its deployed capital. Consequently, we are subject to the risk that issuers of these securities may default on principal and interest payments, particularly in the event of a major downturn in economic and/or business climate. At December 31, 2006, approximately 2.7% of the Company’s $5.5 billion fixed income securities portfolio was comprised of issuers who were investment grade at the time the Company acquired them but were subsequently downgraded for various reasons. A substantial increase in defaults from these or other issuers could negatively impact the Company’s financial position and results.

For the Company’s equity-indexed products, over the counter derivative instruments are purchased from a number of highly rated counterparties to fund the equity-index credit to policyholders. In the event that any of these counterparties fails to meet their contractual obligations under these derivative instruments, the Company would be financially at risk for providing the credits due that the counterparty reneged on. The failure of the counterparty to perform could negatively impact the Company’s financial position and results.

We are subject to incurring difficulties in marketing and distributing our products through our current and future distribution channels.

The Company distributes its life and annuity products through independent broker-agents. There is substantial competition, particularly in the Company’s domestic market, for independent broker-agents with the demonstrated ability to market and sell insurance products. Competition for these individuals or organizations typically centers on products, compensation, home office support and the insurer’s financial strength ratings. The Company’s future sales and financial condition are dependent upon avoiding significant interruptions in attracting and retaining independent broker-agents.

We are subject to a downgrade in our financial strength ratings which may negatively effect our ability to attract and retain independent distributors, make our products less attractive to consumers, and may have an adverse effect on our operations.

Financial strength ratings have grown to become an important criteria in establishing the competitive position of insurers. Ratings generally reflect the rating agencies’ view of a particular company’s financial strength, operating performance, and ability to meet its obligations to policyholders. However, some of the rating factors often relate to the particular views of the rating agency, their independent economic modeling, the general economic climate, and other circumstances outside of the insurer’s control. Accordingly, we cannot predict with any certainty what actions rating agencies may take. A downgrade in our financial strength rating, or an announced potential downgrade, could affect our competitive position and make it more difficult to market our products vis-à-vis competitors with higher financial strength ratings. In extreme situations, a significant downgrade action by one or more rating agency could induce existing policyholders to cancel their policies and withdraw funds from the Company. These events could have a material adverse effect on our financial position and liquidity.

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

The Company is subject to extensive laws and regulations which are complex and subject to change. In addition, these laws and regulations are enforced by a number of different authorities including, but not limited to, state insurance regulators, the Securities and Exchange Commission, state attorney generals, and the U.S. Department of Justice. Compliance with these laws and regulations is time consuming and any changes may materially increase our compliance costs and other expenses of doing business. The regulatory framework at the state and, increasingly, federal level pertaining to insurance products and practices is advancing and could affect not only the design of our products but our ability to continue to sell certain products.

Life insurer products generally offer tax advantages to policyholders via the deferral of income tax on policy earnings during the accumulation phase of the product, be it an annuity or a life insurance product. Periodically, Congress has considered legislation that would reduce or eliminate this tax deferral advantage inherent to the life insurance industry and subject the industry’s products to treatment more equivalent with other investments. In the event that the tax-deferred status of life insurance products is revised or reduced by Congress all life insurers would be adversely impacted.

We may be subject to unfavorable judicial developments, including the time and expense of litigation, which potentially could affect our financial position and results.

In the ordinary course of business, we are involved in various legal actions common to the life insurance industry, some of which may occasionally assert claims for large amounts. These actions, for example, could include allegations of improper sales practices in connection with the sale of life insurance or bad faith in the handling of insurance claims. While we are not a party to any lawsuit that we believe will have a material adverse effect on our financial position or operations, given the inherent unpredictability of litigation, there can be no assurance that such litigation, current or in the future, will not have such a material adverse effect on the Company’s results of operation or cash flows in any particular reporting period.

We are subject to policy claims experience which can fluctuate from period to period and vary from past results or expectations.

The Company’s earnings are significantly influenced by policy claims received and will vary from period to period depending upon the amount of claims incurred. In any given quarter or year, there is very limited predictability of claims experience. The liability established for future policy benefits is based upon a number of different factors. In the event our future claim experience does not match our past results or pricing assumptions, our operating results could be materially and adversely affected.

We are subject to assumption inaccuracies regarding future mortality, persistency, and interest rates used in determining deferred policy acquisition costs.

Deferred policy acquisition costs (and deferred sales inducement amounts) are calculated using a number of assumptions related to policy persistency, mortality and interest rates. Actual results could differ significantly from the related assumptions which could have a material and adverse impact on the Company’s operating results.

We are dependent upon managing ever-evolving technology initiatives for effectively managing the Company’s business.

The Company’s business operations are technology dependent for maintaining accurate records, administering complex contract provisions, and complying with increasingly demanding regulation. While systems developments can streamline many processes and in the long term reduce the cost of doing business, these initiatives can present short-term cost and implementation risks. Projections of expenses, implementation time frames and the ultimate enhancement values may be different from expectations and escalate over time. The Company also faces rising costs and time constraints in meeting data security compliance requirements of new and proposed regulations. The increasing volume and sophistication of computer viruses, hackers and other external threats may increase the vulnerability of the Company’s systems to data breaches. These increased risks and expanding requirements expose the Company to potential data loss and damages and significant increases in compliance and litigation costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases approximately 72,000 square feet of office space in Austin, Texas. This lease expires in 2010 and specifies lease payments that gradually increase over the term of the lease. Currently, lease payments are $0.6 million per year plus taxes, insurance, maintenance, and other operating costs. Additionally, the Company’s wholly-owned subsidiary, The Westcap Corporation, owns two buildings adjacent to the Company’s principal office space totaling approximately 21,000 square feet that are leased and utilized by the Company. The Company’s affiliate, Regent Care Building, Limited Partnership, owns a 65,000 square foot building in Reno, Nevada, which is leased and utilized by another of the Company’s affiliates, Regent Care Operations, Limited Partnership, for use in its nursing home operations. Lease costs and related operating expenses for facilities of the Company’s subsidiaries are currently not significant in relation to the Company’s consolidated financial statements. The intercompany lease costs related to The Westcap Corporation and the nursing home have been eliminated for consolidated reporting purposes.

ITEM 3. LEGAL PROCEEDINGS

In the course of an audit of a charitable tax-exempt foundation, the Internal Revenue Service (“IRS”) raised an issue under the special provisions of the Internal Revenue Code (“IRC”) governing tax-exempt private foundations as to certain interest-bearing loans from the Company to another corporation in which the tax-exempt foundation owns stock. The issue is whether such transactions constitute indirect self-dealing by the foundation, the result of which would be excise taxes on the Company by virtue of its participation in such transactions. By letter to the Company dated August 21, 2003, the IRS proposed an initial excise tax liability in the total amount approximating one million dollars as a result of such transactions. The Company disagrees with the IRS analysis. The Company is contesting the matter and expects to prevail on the merits. On October 14, 2003, in response to the IRS letter, the Company requested that this issue instead be referred to the IRS National Office for technical advice. The IRS audit team agreed and the matter was referred in November of 2003 to the IRS National Office. Such technical advice when issued by the IRS National Office will be in the form of a memorandum analyzing the issue which will be binding on the IRS audit team.

The Company is a defendant in three class action lawsuits, and one class has been certified regarding an alleged violation of section 17200 of the California Business and Professions Code. Management believes that the Company has good and meritorious defenses and intends to continue to vigorously defend itself against these claims.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Market Information

The principal market on which the Class A common stock of the Company trades is The NASDAQ Stock Market® under the symbol “NWLIA”. The high and low sales prices for the Class A common stock for each quarter during the last two years are shown in the following table.

		High	Low

2006:	First Quarter	$232.29	200.00
	Second Quarter	239.65	209.00
	Third Quarter	237.36	222.59
	Fourth Quarter	243.00	224.05

2005:	First Quarter	$175.85	166.63
	Second Quarter	197.99	160.00
	Third Quarter	213.70	194.69
	Fourth Quarter	220.00	181.95

Equity Security Holders

The number of stockholders of record on March 9, 2007 was as follows:

Class A Common Stock	4,635
Class B Common Stock	2

Dividends

During 2006, the Company paid cash dividends on its Class A and Class B common stock in the amounts of $1,231,497 and $36,000, respectively. During 2005, the Company paid cash dividends on its Class A and Class B common stock in the amounts of $1,160,017 and $34,000, respectively. Payment of dividends is within the discretion of the Company’s Board of Directors. The Company’s general policy is to reinvest earnings internally to finance the development of new business.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has one equity compensation plan that was approved by security holders. Under the plan, 128,465 shares of the Company’s Class A common stock may be issued upon exercise of the outstanding options at December 31, 2006. The weighted average exercise price of the outstanding options is $123.00 per option. Excluding the outstanding options, 26,477 shares of the common stock remain available for future issuance under the plan at December 31, 2006. The Company has no equity compensation plans that have not been approved by security holders.

Performance Graph

The following graph compares the change in the Company's cumulative total stockholder return on its common stock with the NASDAQ - U.S. Companies Index and the NASDAQ Insurance Stock Index. The graph assumes that the value of the Company's common stock and each index was $100 at December 31, 2001, and that all dividends were reinvested.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following five-year financial summary includes comparative amounts derived from the audited consolidated financial statements.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands except per share amounts)
Earnings Information:
Revenues:
Life and annuity premiums	$15,805	14,602	14,025	13,916	13,918
Universal life and annuity contract
revenues	106,320	96,765	89,513	80,964	76,173
Net investment income	379,768	310,213	315,843	298,974	236,714
Other income	17,304	9,579	11,259	7,061	6,726
Realized gains (losses) on
investments	2,662	9,884	3,506	(1,647)	(16,144)
Total revenues	521,859	441,043	434,146	399,268	317,387
Benefits and expenses:
Life and other policy benefits	35,241	39,162	34,613	37,180	31,299
Amortization of deferred policy
acquisition costs	90,358	87,955	88,733	53,829	35,799
Universal life and investment
annuity contract interest	213,736	150,692	173,315	176,374	150,479
Other operating expenses	65,709	46,349	35,441	48,776	36,938
Total expenses	405,044	324,158	332,102	316,159	254,515
Earnings before Federal income taxes
and cumulative effect of change in
accounting principle	116,815	116,885	102,044	83,109	62,872
Federal income taxes	40,472	39,618	34,572	27,327	20,806
Earnings before cumulative effect of
change in accounting principle	76,343	77,267	67,472	55,782	42,066
Cumulative effect or change in
accounting principle, net of tax	-	-	54,697	-	-
Net earnings	$76,343	77,267	122,169	55,782	42,066

Diluted Earnings Per Share:
Earnings from operations	$20.88	21.24	18.73	15.64	11.84
Cumulative effect of change in
accounting principle	-	-	15.18	-	-
Net earnings	$20.88	21.24	33.91	15.64	11.84

Balance Sheet Information:

Total assets	$6,693,443	6,369,008	5,991,685	5,297,720	4,137,247

Total liabilities	$5,760,459	5,495,000	5,183,013	4,617,862	3,530,041

Stockholders’ equity	$932,984	874,008	808,672	679,858	607,206

Book value per common share	$257.67	241.89	225.62	191.69	172.26

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information contained herein or in other written or oral statements made by or on behalf of National Western Life Insurance Company or its subsidiaries are or may be viewed as forward-looking. Although the Company has taken appropriate care in developing any such information, forward-looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, matters described in the Company’s SEC filings such as exposure to market risks, anticipated cash flows or operating performance, future capital needs, and statutory or regulatory related issues. However, National Western, as a matter of policy, does not make any specific projections as to future earnings, nor does it endorse any projections regarding future performance that may be made by others. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments. Also, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three years ended December 31, 2006 follows. This discussion should be read in conjunction with the Company’s consolidated financial statements and related notes beginning on page 74 of this report.

Overview

The Company provides life insurance products on a global basis for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contractholders both domestically and internationally. The Company accepts funds from policyholders or contractholders and establishes a liability representing future obligations to pay the policy or contract-holders and their beneficiaries. To ensure the Company will be able to pay these future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities.

Due to the business of accepting funds to pay future obligations in later years, the underlying economics and relevant factors affecting the life insurance industry include the following:

•	level of premium revenues collected
•	persistency of policies and contracts
•	returns on investments
•	investment credit quality
•	levels of policy benefits and costs to acquire business
•	effect of interest rate changes on revenues and investments including asset and liability matching
•	adequate levels of capital and surplus

The Company monitors these factors continually as key business indicators. The discussion below includes these indicators and presents information useful to an overall understanding of the Company’s business performance in 2006, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Critical Accounting Policies

Accounting policies discussed below are those considered critical to an understanding of the Company’s financial statements.

Impairment of Investment Securities.  The Company’s accounting policy requires that a decline in the value of a security below its amortized cost basis be evaluated to determine if the decline is other-than-temporary. The primary factors considered in evaluating whether a decline in value for fixed income and equity securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial conditions and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated principal and interest payments, and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery. In addition, certain securitized financial assets with contractual cash flows are evaluated periodically by the Company to update the estimated cash flows over the life of the security. If the Company determines that the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the previous estimate, then an other-than-temporary impairment charge is recognized. When a security is deemed to be impaired a charge is recorded as net realized losses equal to the difference between the fair value and amortized cost basis of the security. Once an impairment charge has been recorded, the fair value of the impaired investment becomes its new cost basis and the Company continues to review the other-than-temporarily impaired security for appropriate valuation on an ongoing basis. Under U.S. generally accepted accounting principles, the Company is not permitted to increase the basis of impaired securities for subsequent recoveries in value.

Deferred Acquisition Costs (“DAC”).  The Company is required to defer certain policy acquisition costs and amortize them over future periods. These costs include commissions and certain other expenses that vary with and are primarily associated with acquiring new business. The deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs. The DAC asset balance is subsequently charged to income over the lives of the underlying contracts in relation to the anticipated emergence of revenue or profits. Actual revenue or profits can vary from Company estimates resulting in increases or decreases in the rate of amortization. The Company regularly evaluates to determine if actual experience or other evidence suggests that earlier estimates should be revised. Assumptions considered significant include surrender and lapse rates, mortality, expense levels, investment performance, and estimated interest spread. Should actual experience dictate that the Company change its assumptions regarding the emergence of future revenues or profits (commonly referred to as “unlocking”), the Company would record a charge or credit to bring its DAC balance to the level it would have been if using the new assumptions from the inception date of each policy.

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

Deferred Sales Inducements.  Costs related to sales inducements offered on sales to new customers, principally on investment type contracts and primarily in the form of additional credits to the customer’s account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts, are deferred and recorded as other assets. All other sales inducements are expensed as incurred and included in interest credited to contract holders’ funds. Deferred sales inducements are amortized to income using the same methodology and assumptions as DAC, and are included in interest credited to contract holders’ funds. Deferred sales inducements are periodically reviewed for recoverability.

Future Policy Benefits.  Because of the long-term nature of insurance contracts, the Company is liable for policy benefit payments many years into the future. The liability for future policy benefits represents estimates of the present value of the Company’s expected benefit payments, net of the related present value of future net premium collections. For traditional life insurance contracts, this is determined by standard actuarial procedures, using assumptions as to mortality (life expectancy), morbidity (health expectancy), persistency, and interest rates, which are based on the Company’s experience with similar products. The assumptions used are those considered to be appropriate at the time the policies are issued. An additional provision is made on most products to allow for possible adverse deviation from the assumptions assumed. For universal life and annuity products, the Company’s liability is the amount of the contract’s account balance. Account balances are also subject to minimum liability calculations as a result of minimum guaranteed interest rates in the policies. While management and Company actuaries have used their best judgment in determining the assumptions and in calculating the liability for future policy benefits, there is no assurance that the estimate of the liabilities reflected in the financial statements represents the Company’s ultimate obligation. In addition, significantly different assumptions could result in materially different reported amounts. A discussion of the assumptions used to calculate the liability for future policy benefits is reported in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

Revenue Recognition.  Premium income for the Company’s traditional life insurance contracts is generally recognized as the premium becomes due from policyholders. For annuity and universal life contracts, the amounts collected from policyholders are considered deposits and are not included in revenue. For these contracts, fee income consists of policy charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders’ account balances which are recognized in the period the services are provided.

Investment activities of the Company are integral to its insurance operations. Since life insurance benefits may not be paid until many years into the future, the accumulation of cash flows from premium receipts are invested with income reported as revenue when earned. Anticipated yields on investments are reflected in premium rates, contract liabilities, and other product contract features. These anticipated yields are implied in the interest required on the Company’s net insurance liabilities (future policy benefits less deferred acquisition costs) and contractual interest obligations in its insurance and annuity products. The Company benefits to the extent actual net investment income exceeds the required interest on net insurance liabilities and manages the rates it credits on its products to maintain the targeted excess or “spread” of investment earnings over interest credited. The Company will continue to be required to provide for future contractual obligations in the event of a decline in investment yield. For more information concerning revenue recognition, investment accounting, and interest sensitivity, please refer to Note 1, Summary of Significant Accounting Policies, and Note 3, Investments, in the Notes to Consolidated Financial Statements and the discussions under Investments in Item 7 of this report.

Pension Plans and Other Postretirement Benefits.  The Company sponsors a qualified defined benefit pension plan covering substantially all employees and three nonqualified defined benefit plans covering certain senior officers. In addition, the Company also has postretirement health care benefits for certain senior officers. In accordance with prescribed accounting standards, the Company annually reviews plan assumptions.

The Company annually reviews its pension benefit plan assumptions which include the discount rate, the expected long-term rate of return on plan assets, and the compensation increase rate. The assumed discount rate is set based on the rates of return on high quality long-term fixed income investments currently available and expected to be available during the period to maturity of the pension benefits. The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on long-term investment policy of the plans and the various classes of the invested funds, based on the input of the plan’s investment advisors and consulting actuary and the plan’s historic rate of return. The compensation rate increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation. These assumptions involve uncertainties and judgment and therefore actual performance may not be reflective of the assumptions.

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

Share-Based Payments.  Liability awards under a share-based payment arrangement have been measured based on the award's fair value at the reporting date. The Black-Scholes valuation method has been used to estimate the fair value of the options. This fair value calculation of the options include assumptions relative to the following:

•	exercise price
•	expected term based on contractual term and perceived future behavior relative to exercise
•	current price
•	expected volatility
•	risk-free interest rates

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

RESULTS OF OPERATIONS

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In addition, the Company regularly evaluates operating performance using non-GAAP financial measures which exclude or segregate derivative and realized investment gains and losses from operating revenues and earnings. Similar measures are commonly used in the insurance industry in order to assess profitability and results from ongoing operations. The Company believes that the presentation of these non-GAAP financial measures enhances the understanding of the Company’s results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Company’s business. The Company excludes or segregates derivative and realized investment gains and losses because such items are often the result of events which may or may not be at the Company’s discretion and the fluctuating effects of these items could distort trends in the underlying profitability of the Company’s business. Therefore, in the following sections discussing consolidated operations and segment operations, appropriate reconciliations have been included to report information management considers useful in enhancing an understanding of the Company’s operations to reportable GAAP balances reflected in the consolidated financial statements.

Consolidated Operations

Revenues.  The following details Company revenues.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Universal life and annuity contract revenues	$106,320	96,765	89,513
Traditional life and annuity premiums	15,805	14,602	14,025
Net investment income (excluding derivatives)	336,489	321,201	303,855
Other income	17,304	9,579	11,259

Operating revenues	475,918	442,147	418,652
Derivative income (loss)	43,279	(10,988)	11,988
Realized gains on investments	2,662	9,884	3,506

Total revenues	$521,859	441,043	434,146

Universal life and annuity contract revenues - Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums. The Company has experienced modest growth in its life block of businesses. This growth contributes to higher revenues in the form of cost of insurance charges which were $67.7 million in 2006 compared to $63.3 million in 2005, and $60.1 million in 2004. Administrative charges were $17.1 million, $15.0 million, and $13.0 million for the years ended December 31, 2006, 2005, and 2004, respectively. Surrender charges assessed against policyholder account balances upon withdrawal were $28.7 million in 2006 compared to $25.1 million in 2005 and $23.4 million in 2004.

Traditional life and annuity premiums - Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. These are product lines that the Company has not put as much emphasis on relative to interest sensitive products, particularly in its international life insurance operations.

Net investment income - A detail of net investment income is provided below.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Gross investment income:
Debt securities	$306,129	293,502	276,624
Mortgage loans	8,480	9,676	12,510
Policy loans	6,354	6,409	6,483
Other investment income	18,407	13,975	10,351

Total investment income	339,370	323,562	305,968
Investment expenses	2,881	2,361	2,113

Net investment income
(excluding derivatives)	336,489	321,201	303,855

Derivative income (loss)	43,279	(10,988)	11,988

Net investment income	$379,768	310,213	315,843

Investment grade debt securities generated approximately 91.0% of total investment income, excluding derivatives in 2006. The mortgage loan investment balance has been steadily declining over the past several years due to the low interest rate environment, which has resulted in loan pre-payments and a decrease of new loan fundings. Other investment income for 2006 includes $1.2 million related to income received on various profit participation arrangements compared to $2.8 million recorded in 2005 and $1.5 million recorded in 2004. In addition, proceeds of $4.3 million were received in 2006 from a class action settlement on a disposed debt security.

Net investment income performance is analyzed excluding derivative income (loss), which is a common practice in the insurance industry, in order to assess underlying profitability and results from ongoing operations. Net investment income performance is summarized as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands except percentages)
Excluding derivatives:
Net investment income	$336,489	321,201	303,855
Average invested assets, at amortized cost	$5,514,196	5,205,983	4,693,661
Yield on average invested assets	6.10%	6.17%	6.47%

Including derivatives:
Net investment income	$379,768	310,213	315,843
Average invested assets, at amortized cost	$5,548,266	5,252,259	4,731,169
Yield on average invested assets	6.84%	5.91%	6.68%

The average invested asset decline in yield is due to the overall interest rate level decline and the Company obtaining lower yields on newly invested funds. In addition, prepayments, calls, and maturities of higher yielding debt securities have added to the yield decrease as these funds are reinvested at lower rates. Refer to the Derivatives discussion following this section for a more detailed explanation.

Derivatives income (loss) - Index options are derivative financial instruments used to fully hedge the equity return component of the Company’s equity-indexed products, which were first introduced for sale in 1997. In 2002, the Company began selling an equity-indexed universal life product in addition to its equity-indexed annuities. Any income or loss from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income. However, increases or decreases in income from these options are substantially offset by corresponding increases or decreases in amounts credited to equity-indexed annuity and life policyholders.

Income and losses from index options are due to market conditions. Index options are intended to act as hedges to match the returns on the S&P 500 Index® and the rise or decline in this index causes index option values to likewise rise or decline. While income from index options fluctuates with the index, the contract interest expense to policyholder accounts for the Company’s equity-indexed products also fluctuates in a similar manner and direction. In 2006 and 2004, the S&P 500 Index® increased and the Company recorded income from index options and likewise increased contract interest expenses. In 2005, the S&P 500 Index® decreased resulting in index option losses and a reduction in contract interest expenses.

Derivative components included in net investment income and the corresponding contract interest amounts are detailed below for each date presented.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Derivatives:
Unrealized income (loss)	$27,108	(9,579)	(13,262)
Realized income (loss)	16,171	(1,409)	25,250

Total income (loss) included in net investment income	$43,279	(10,988)	11,988

Total contract interest	$213,736	150,962	173,315

Other income - Other income revenues consists primarily of gross income associated with nursing home operations of $11.2 million, $8.9 million, and $8.3 million in 2006, 2005, and 2004, respectively. In addition, the Company received $5.5 million related to lawsuit settlements during 2006. In 2004, a lawsuit settlement of $2.2 million was awarded to the Company relating to an investment previously owned and is also included in other income.

Realized gains on investments - The net gains reported in 2006 of $2.7 million consisted of gross gains of $5.3 million primarily from calls and sales of debt securities, sale of real estate during the year, offset by gross losses of $2.6 million, which includes the impairments highlighted in the table below, and from calls and sales of debt and equity securities.

In past years, the realized losses on investments have primarily resulted from impairment writedowns on investments in debt securities and valuation allowances recorded on mortgage loans. The Company records impairment writedowns when a decline in value is considered other-than-temporary and full recovery of the investment is not expected. Impairment writedowns are summarized in the following table.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Impairment or valuation writedowns:
Bonds	$99	1,926	3,647
Mortgage loans	2,100	-	632

The mortgage loan valuation writedown in 2006 involves a New Orleans property whose value was negatively impacted by Hurricane Katrina.

Benefits and Expenses. The following details benefits and expenses.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Life and other policy benefits	$35,241	39,162	34,613
Amortization of deferred policy acquisition costs	90,358	87,955	88,733
Universal life and annuity contract interest	213,736	150,692	173,315
Other operating expenses	65,709	46,349	35,441

Totals	$405,044	324,158	332,102

Life and other policy benefits - Life and other policy benefits reflect death claims of $26.2 million, $30.0 million, and $24.7 million for 2006, 2005, and 2004, respectively. The Company's mortality experience over the past three years has generally been consistent with its product pricing assumptions.

Amortization of deferred policy acquisition costs - Life insurance companies are required to defer certain expenses associated with acquiring new business. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses and sales inducements. The Company defers sales inducements in the form of first year interest bonuses on annuity and universal life products that are directly related to the production of new business. These charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. Recognition of these deferred policy acquisition costs in the consolidated financial statements is to occur over future periods in relation to the expected emergence of profits priced into the products sold. This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns. Companies are required to review these assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profit patterns is to be "unlocked" and reset based upon the actual experience.

Amortization of deferred policy acquisition costs increased to $90.4 million for the year ended December 31, 2006 compared to $88.0 million and $88.7 million reported in 2005 and 2004. Amortization for 2006 includes a true-up adjustment relative to partial surrenders, mortality assumptions, annuitizations, credited rates and earned rates which increased amortization in the current year by approximately $4.3 million. There were similar adjustments in 2005 and 2004 relative to amortization assumptions that resulted in increased amortization for those years.

Universal life and annuity contract interest - The Company closely monitors its credited interest rates on interest sensitive policies, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. As long-term interest rates change, the Company's credited interest rates are often adjusted accordingly, taking into consideration the factors described above. The difference between yields earned on investments over policy credited rates is often referred to as the "interest spread". Raising policy credited rates can typically have an impact sooner than higher market rates on the Company's investment portfolio yield, making it more difficult to maintain the current interest spread.

The Company's approximated average credited rates are as follows:

	December 31,			December 31,
	2006	2005	2004	2006	2005	2004
	(Excluding equity-indexed products)			(Including equity-indexed products)

Annuity	3.39%	3.59%	3.91%	3.86%	2.86%	3.60%
Interest sensitive life	4.30%	4.94%	4.75%	5.41%	4.63%	4.97%

Contract interest also includes the performance of the derivative component of the Company's equity-indexed products. As previously noted, the recent market performance of these derivative features decreased contract interest expense in 2005, while also decreasing the Company's investment income given the hedge nature of the options. During 2006 and 2004, the reverse was noted, as the S&P 500 Index® performance was up resulting in higher investment income and contract interest expense. With these credited rates, the Company generally realized its targeted interest spread on its products.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, and expenses of nursing home operations. Nursing home expenses amounted to $10.2 million, $7.6 million, and $7.2 million in 2006, 2005, and 2004, respectively. In 2006, $13.1 million was recorded related to increased compensation costs resulting from a change in liability classification for the Company’s stock option plan. Compensation costs reported in 2005 and 2004 totaled $0.9 million in both years. A reduction in expenses of $6.5 million due to the final accounting related to a lawsuit settlement is reflected in 2004 amounts. In addition, contractholder account balances were increased $2.3 million in 2004 based on this final settlement.

Federal Income Taxes. Federal income taxes on earnings from continuing operations for 2006, 2005, and 2004 reflect effective tax rates of 34.6%, 33.9%, and 33.9%, respectively, which are lower than the expected Federal rate of 35% primarily due to tax-exempt investment income related to investments in municipal securities and dividends-received deductions on income from stock investments.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings from continuing operations for the years ended December 31, 2006, 2005, and 2004 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)
Segment earnings:

2006	$297	12,191	56,559	5,566	74,613
2005	2,809	13,559	47,915	6,559	70,842
2004	2,522	12,133	45,473	5,066	65,194

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$22,731	22,172	23,324
Net investment income	20,462	19,958	20,283
Other income	29	35	509

Total premiums and other revenue	43,222	42,165	44,116

Benefits and expenses:
Life and other policy benefits	13,656	14,932	15,141
Amortization of deferred policy acquisition costs	7,313	5,798	9,098
Universal life insurance contract interest	9,168	8,842	8,585
Other operating expenses	12,630	8,349	7,479

Total benefits and expenses	42,767	37,921	40,303

Segment earnings before Federal income taxes	455	4,244	3,813

Federal income taxes	158	1,435	1,291

Segment earnings	$297	2,809	2,522

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

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Universal life insurance revenues	$18,286	16,322	16,807
Traditional life insurance premiums	6,906	7,392	7,638
Reinsurance premiums	(2,461)	(1,542)	(1,121)

Totals	$22,731	22,172	23,324

In accordance with generally accepted accounting principles, premiums collected on universal life products are not reflected as revenues in the Company's consolidated statements of earnings. Actual domestic universal life premiums are detailed below.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Universal life insurance:
First year and single premiums	$14,640	14,973	9,382
Renewal premiums	14,118	14,199	14,510

Totals	$28,758	29,172	23,892

The Company's U.S. operations have typically emphasized annuity product sales over life product sales but recent efforts have been made to attract new independent agents and to promote life products to improve domestic sales. It is the Company's goal to increase domestic life product sales through increased recruiting of new distribution and the development of new life insurance products. The Company had approximately 10,200 contracted agents as of December 31, 2006.

Policy benefits totaled $13.7 million, $14.9 million, and $15.1 million in 2006, 2005, and 2004, respectively, which are consistent with Company expectations. Net investment income remained consistent with $20.5 million, $20.0 million, and $20.3 million for 2006, 2005, and 2004, respectively. Other operating expenses increased significantly in 2006 due to an increase in compensation costs resulting from the change in liability classification for the Company’s stock option plan. Compensation costs totaled $3.0 million, $0.2 million, and $0.2 million in 2006, 2005, and 2004, respectively.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$78,005	70,379	64,239
Net investment income	28,530	23,123	22,821
Other income	78	75	790

Total premiums and other revenue	106,613	93,577	87,850

Benefits and expenses:
Life and other policy benefits	18,161	21,232	16,626
Amortization of deferred policy acquisition costs	23,075	20,389	21,837
Universal life insurance contract interest	25,675	18,118	18,631
Other operating expense	21,051	13,359	12,418

Total benefits and expenses	87,962	73,098	69,512

Segment earnings before Federal income taxes	18,651	20,479	18,338

Federal income taxes	6,460	6,920	6,205

Segment earnings	$12,191	13,559	12,133

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Universal life insurance revenues	$78,008	72,010	67,059
Traditional life insurance premiums	11,027	9,201	8,228
Reinsurance premiums	(11,030)	(10,832)	(11,048)

Totals	$78,005	70,379	64,239

International operations have emphasized universal life policies over traditional life insurance products. In accordance with generally accepted accounting principles, premiums collected on universal life products are not reflected as revenues in the Company's consolidated statements of earnings. Actual international universal life premiums collected are detailed below.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Universal life insurance
First year and single premiums	$36,758	35,575	35,681
Renewal premiums	81,226	68,832	59,981

Totals	$117,984	104,407	95,662

The Company's international life operations have been a significant contributor to the Company's overall growth and represent a market niche where the Company believes it has a competitive advantage. A productive agency force has been developed given the Company's longstanding reputation for supporting its international life products coupled with the instability of competing companies in international markets. In particular, the Company has experienced sizable growth with its equity-indexed universal life products and has collected premiums of $60.5 million, $48.2 million, and $37.2 million for the years ended 2006, 2005, and 2004, respectively.

A detail of net investment income for international life insurance operations is provided below.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Net investment income
(excluding derivatives)	$25,893	23,896	23,260
Derivative income (loss)	2,637	(773)	(439)

Net investment income	$28,530	23,123	22,821

Derivative income and losses fluctuate from period to period based on the S&P 500 Index® performance.

Life and other policy benefits totaled $18.2 million in 2006, $21.2 million in 2005, and $16.6 million in 2004, which are consistent with Company expectations. Amortization of deferred policy acquisition costs was $23.1 million, $20.4 million, and $21.8 million for 2006, 2005, and 2004, respectively. In the first quarter of 2006, a true-up of amortization assumptions resulted in increased amortization of $1.0 million. Contract interest expense was $25.7 million, $18.1 million, and $18.6 million, in 2006, 2005, and 2004, respectively. The universal life contract interest fluctuations are primarily the result of the S&P 500 Index® performance relative to the equity-indexed universal life products and the associated stock market gains and losses which increased or decreased the amounts the Company credited to policyholders.

International sales during 2006 reflect Brazil, Taiwan, and Argentina as the top three international countries based on premiums and contract revenues recorded. As the international life insurance in force continues to grow, the Company anticipates operating earnings to similarly increase. The amount of international life insurance in force has grown from $11.3 billion at December 31, 2004 to $12.2 billion at December 31, 2005, and to $13.3 billion at December 31, 2006.

Other operating expenses reported in 2006 were $21.1 million compared to $13.4 million and $12.4 million in 2005 and 2004. The significant increase in 2006 is due to an increase in compensation costs resulting from the change in liability classification for the Company’s stock option plan. Compensation costs totaled $5.1 million, $0.4 million, and $0.4 million in 2006, 2005, and 2004, respectively.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$21,389	18,816	15,975
Net investment income	323,326	258,485	266,151
Other income	5,950	588	1,701

Total premiums and other revenue	350,665	277,889	283,827

Benefits and expenses:
Life and other policy benefits	3,424	2,998	2,846
Amortization of deferred policy acquisition costs	59,970	61,768	57,798
Annuity contract interest	178,893	123,732	146,099
Other operating expenses	21,847	17,019	8,353

Total benefits and expenses	264,134	205,517	215,096

Segment earnings before Federal income taxes	86,531	72,372	68,731

Federal income taxes	29,972	24,457	23,258

Segment earnings	$56,559	47,915	45,473

Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Surrender charges	$17,260	15,271	13,031
Payout annuity and other revenues	4,098	3,511	2,906
Traditional annuity premiums	31	34	38

Totals	$21,389	18,816	15,975

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

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Equity-indexed annuities	$303,613	298,227	512,709
Other deferred annuities	171,631	236,330	350,665
Immediate annuities	10,750	23,383	28,653

Totals	$485,994	557,940	892,027

The Company experienced a substantial increase in sales relating to equity-indexed annuities as the stock market rebounded in 2003 and 2004. These indexed products are more attractive for consumers when interest rate levels remain low as has been the market environment the past few years. Equity-indexed annuity deposits as a percentage of total annuity deposits recorded were 62.5%, 53.5%, and 57.5% for the years ended December 31, 2006, 2005, and 2004, respectively. Since the Company does not offer variable products or mutual funds, equity-indexed products provide an important alternative to the Company's existing fixed interest rate annuity products.

Other deferred annuity deposits decreased in 2006 compared to 2005 with $171.6 million recorded in collected deposits compared to $236.3 million, respectively. As a selling inducement, many fixed-rate annuity products include a first year premium or interest rate bonus in addition to the base first year deposit interest rate. These bonuses are credited to the policyholder account but are deferred by the Company and amortized over future periods. The amount deferred was approximately $19.7 million, $21.2 million, and $27.5 million for the years ended December 31, 2006, 2005, and 2004, respectively.

A detail of net investment income for annuity operations is provided below.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Net investment income
(excluding derivatives)	$282,684	268,700	253,724
Derivative income (loss)	40,642	(10,215)	12,427

Net investment income	$323,326	258,485	266,151

Derivative income and losses fluctuate from period to period based on the S&P 500 Index® performance.

As previously described, derivatives are used to hedge the equity return component of the Company's equity-indexed annuity products with any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, reflected in net investment income. The increase in net investment income, excluding derivatives from 2004 to 2006, is due to the increase in the overall size of the asset portfolio as a result of higher sales volume.

A true-up of assumptions in the first quarter of 2006 resulted in increased amortization of deferred policy acquisition costs of $3.1 million. Amortization of deferred policy acquisition costs in 2005 of $61.8 million includes an unlocking adjustment of $1.3 million. Adjustments were made in the assumptions relative to the future spreads on certain equity-index annuity products; modified surrender charges on certain annuities to reflect continuing lower new money rates; and reduced ultimate valuation rates for pay out on annuitization under all annuities. These adjustments resulted in a decrease to the deferred asset balance and an increase in amortization.

The Company is required to periodically adjust for actual experience that varies from that assumed. While management does not currently anticipate any impact from unlocking in 2007, facts and circumstances may arise in the future which require that the factors be reexamined.

Annuity contract interest includes the equity component return associated with the Company's equity-indexed annuities. The detail of equity-indexed annuity contract interest compared to contract interest for all other annuities is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Equity-indexed annuities	$88,094	28,224	38,942
All other annuities	101,619	110,165	129,392

Gross contract interest	189,713	138,389	168,334
Bonus interest deferred and capitalized	(19,700)	(21,200)	(27,491)
Bonus interest amortization	8,880	6,543	5,256

Total contract interest	$178,893	123,732	146,099

In comparison by year, the fluctuation in reported contract interest amounts for equity-indexed annuities is due to sales and the effect of the positive or negative performance of the stock market on option values as noted previously. In addition, the 2004 contract interest figures include an increase of $2.3 million for certain contractholder account balances as part of a lawsuit settlement.

Other operating expenses totaled $21.8 million in 2006 which reflects an increase of $5.0 million due to increased compensation costs resulting from the change in liability classification for the Company’s stock option plan. Compensation costs were $0.4 million in 2005 and 2004. Expenses for 2004 reflect a reduction of $6.5 million for a charge recorded in the prior year. A $9.7 million charge was initially recorded in 2003 relating to a litigation claim which involved certain annuity products, and actual settlement payments made were $3.2 million during 2004.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, the Company also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Most of the income from the Company's subsidiaries is from a life interest in a trust. Gross income distributions from the trust totaled $4.5 million, pre-tax, in 2006 and $3.9 million and $3.7 million in 2005 and 2004, respectively.

The Company acquired a nursing home facility, which opened in late July, 2000 and is operated by an affiliated limited partnership, whose financial operating results are consolidated with those of the Company. Daily operations and management of the nursing home are performed by an experienced management company through a contract with the limited partnership. Nursing home operations generated $1.0 million, $1.3 million, and $1.1 million of operating earnings in 2006, 2005, and 2004, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the careful handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of December 31, 2006 and 2005. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.

	2006		2005
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

Debt securities	$5,484,799	94.7	$5,249,156	94.8
Mortgage loans	103,325	1.8	110,639	2.0
Policy loans	86,856	1.5	86,385	1.6
Derivatives	72,012	1.2	39,405	0.7
Equity securities	21,203	0.4	20,295	0.4
Real estate	12,113	0.2	13,436	0.2
Other	10,709	0.2	16,577	0.3

Totals	$5,791,017	100.0	$5,535,893	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations ("CMO"). As of December 31, 2006 and 2005, the Company's debt securities portfolio consisted of the following:

	2006		2005
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

Corporate	$2,384,762	43.5	$2,320,306	44.2
Mortgage-backed securities	1,817,532	33.1	1,715,245	32.7
Public utilities	623,649	11.4	661,333	12.6
U.S. government/agencies	447,573	8.2	306,260	5.8
Asset-backed securities	122,101	2.2	161,324	3.1
States & political subdivisions	58,627	1.1	53,940	1.0
Foreign governments	30,555	0.5	30,748	0.6

Totals	$5,484,799	100.0	$5,249,156	100.0

The Company's investment guidelines prescribe limitations as a percent of the total investment portfolio by type of security and all holdings were within these threshold limits at December 31, 2006 and 2005. During 2005 and continuing into 2006, the Company expanded its holdings of U.S. government and private mortgage-backed securities given attractive yields and spreads. Because the Company's holdings of mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing primarily in collateralized mortgage obligations, which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I ("PAC I"), very accurately defined maturity ("VADM") and sequential tranches are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's portfolio with 97% held in investment grade securities. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P®.

	2006		2005
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

AAA and U.S. government	$2,485,122	45.3	$2,285,094	43.5
AA	284,965	5.2	202,092	3.9
A	1,330,980	24.3	1,360,716	25.9
BBB	1,237,151	22.5	1,230,799	23.5
BB and other below investment grade	146,581	2.7	170,455	3.2

Totals	$5,484,799	100.0	$5,249,156	100.0

National Western does not purchase below investment grade securities. Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities. During 2006, the Company's percentage of below investment grade securities compared to total invested assets decreased from 3.1% to 2.5% as of December 31, 2005 and 2006, respectively. The decrease from year to year is primarily due to principal payments received and settlements from bankruptcy proceedings as well as sales, tenders and a maturity. Also, there were three upgraded and four downgraded securities. The Company's holdings of below investment grade securities as a percentage of total invested assets is relatively small compared to industry averages. These holdings are summarized below.

	Below Investment Grade Debt Securities
				% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets
	(In thousands except percentages)

December 31, 2006	$145,858	146,581	146,170	2.5%

December 31, 2005	$168,423	170,455	167,770	3.1%

Holdings in below investment grade securities by category as of December 31, 2006 are summarized below, including 2005 fair values for comparison. The Company is continually monitoring developments in these industries that would affect security valuations.

Below Investment Grade Debt Securities
	Amortized	Carrying	Fair	Fair
	Cost	Value	Value	Value
Category	2006	2006	2006	2005
	(In thousands)

Retail	$45,864	45,929	45,933	46,385
Utilities/Energy	27,424	29,039	29,452	29,659
Telecommunications	19,995	17,999	17,999	18,918
Asset-backed	12,605	12,605	11,930	10,667
Transportation	10,137	10,866	10,866	12,055
Manufacturing	6,019	8,346	8,323	7,132
Auto Finance	6,173	6,173	6,200	5,422
Other	17,641	15,624	15,467	15,181
Totals
	$145,858	146,581	146,170	145,419

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

As part of the Company's review for other-than-temporary impairments of investments, the Company determined during 2006 and 2005 that it held investments in several issuers whose decline in value was considered other-than-temporary and these holdings were written down and included as realized losses on investments as follows:

	Par Holdings	2006 Writedown	2005 Writedown
	(In thousands)
Issuer:
Greentree 98-6 6.630%	$3,000	99	176
Entergy New Orleans 6.750%	1,200	-	246
Delta 10.125%	-	-	1,000
Delta 9.300%	-	-	590

Totals	$4,200	99	2,012

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

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination as to which category based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at December 31, 2006, approximately 35% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)
Securities held to maturity:
Debt securities	$3,567,625	3,603,434	(35,809)
Securities available for sale:
Debt securities	1,881,365	1,895,027	(13,662)
Equity securities	21,203	12,427	8,776

Totals	$5,470,193	5,510,888	(40,695)

In accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company may under certain conditions transfer a debt security from held to maturity to available for sale. No transfers were made in 2006. For the twelve months ended December 31, 2005, the Company transferred debt securities due to credit deterioration from the held to maturity portfolio to the available for sale portfolio in the amount of $7.0 million. The unrealized gains associated with the security transferred in 2005 totaled $0.2 million as recorded as a component of accumulated other comprehensive income, net of deferred acquisition costs and taxes. During 2005, two securities were sold from the held to maturity portfolio due to credit deterioration, with amortized cost of $10.0 million resulting in a realized gain of $0.9 million. No held to maturity sales were made during 2006.

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

The Company held net investments in mortgage loans totaling $103.3 million and $110.6 million at December 31, 2006 and 2005, respectively. The diversification of the portfolio by geographic region and by property type was as follows:

	2006		2005

Geographic Region:	Amount	%	Amount	%
	(In thousands)		(In thousands)

West South Central	$68,528	66.3	$68,413	61.8
Mountain	10,787	10.5	15,831	14.3
Pacific	10,684	10.3	11,342	10.3
South Atlantic	4,718	4.6	4,838	4.4
All other	8,608	8.3	10,215	9.2

Totals	$103,325	100.0	$110,639	100.0
	2006		2005

Property Type:	Amount	%	Amount	%
	(In thousands)		(In thousands)

Retail	$70,922	68.7	$75,545	68.3
Office	22,730	22.0	24,536	22.2
Land/Lots	3,015	2.9	3,725	3.4
Hotel/Motel	6,649	6.4	6,797	6.1
All other	9	-	36	-

Totals	$103,325	100.0	$110,639	100.0

The Company does not recognize interest income on loans past due ninety days or more. At December 31, 2006, the Company had two mortgage loans past due six months or more with the principal balance totaling $7.0 million. At December 31, 2005 and 2004, the Company had no mortgage loan principal balances past due three months or more. Interest income not recognized for past due loans totaled approximately $0.4 million in 2006.

The contractual maturities of mortgage loan principal balances at December 31, 2006 are as follows:

Principal Due
(In thousands)

Due in one year or less	$7,784
Due after one year through five years	51,324
Due after five years through ten years	34,948
Due after ten years through fifteen years	11,826
Due after fifteen years	-

Total	$105,882

In the fourth quarter of 2006, a valuation loss of $2.1 million was recorded related to a mortgage loan based on information which indicated that the Company may not collect all amounts in accordance with the mortgage agreement. In the fourth quarter of 2004, an impairment loss of $0.6 million and an additional allowance of $0.4 million was recorded related to a mortgage loan based on information which indicated that the Company may not collect all amounts in accordance with the mortgage agreement. This allowance was reversed in the first quarter of 2005 upon the sale of the loan. While the Company closely manages its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

The Company's real estate investments totaled approximately $12.1 million and $13.4 million at December 31, 2006 and 2005, respectively, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of the Company. The Company recognized operating income on these properties of approximately $0.8 million, $1.0 million, and $1.6 million for the years ended December 31, 2006, 2005, and 2004, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment gains of $0.6 million, $6.7 million, and $2.2 million in 2006, 2005, and 2004, respectively associated with these properties.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	December 31,
	2006	2005
	(In thousands except percentages)

Debt securities - fair value	$5,448,990	5,248,425
Debt securities - amortized cost	$5,498,461	5,238,120

Fair value as a percentage of amortized cost	99.10%	100.20%
Unrealized gains (losses) at year-end	$(49,471)	10,305
Ten-year U.S. Treasury bond - increase in
yield for the year	0.31%	0.17%

	Unrealized Gains (Losses)
	Net Balance at	Net Balance at
	December 31,	December 31,	Change in
	2006	2005	Net Balance
	(In thousands)

Debt securities held to maturity	$(35,809)	(731)	(35,078)
Debt securities available for sale	(13,662)	11,036	(24,698)

Totals	$(49,471)	10,305	(59,776)

Changes in interest rates typically have a significant impact on the fair values of the Company's debt securities. During 2006, market interest rates of the ten-year U.S. Treasury bond increased 31 basis points from year end 2005 resulting in an unrealized loss change of $59.8 million on a portfolio of approximately $5.5 billion. This amount is reasonable based upon the current market factors and the current investment portfolio characteristics. The Company would expect similar results in the future from a significant upward or downward movement in market rates. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's financial results.

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

	Fair Values of Assets
	Changes in Interest Rates in Basis Points
	-100	0	+ 100	+ 200	+ 300
	(In thousands)

Debt and equity securities	$5,716,211	5,470,193	5,178,913	4,878,236	4,591,580
Mortgage loans	109,418	105,919	102,603	99,457	96,471
Policy loans	134,998	120,120	107,477	96,685	87,428
Other loans	3,190	3,152	3,114	3,076	3,039
Derivatives	70,413	72,012	73,613	75,214	76,815

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

Mortgage and other loans were modeled by discounting scheduled cash flows through the scheduled maturities of the loans, starting with interest rates currently being offered for similar loans to borrowers with similar credit ratings. Policy loans were modeled by discounting estimated cash flows using U.S. Treasury Bill interest rates as the base rates at December 31, 2006. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts and incorporate both Company experience and mortality assumptions associated with such contracts.

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

The Company's market risk liabilities, which include policy liabilities for annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described. As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of a 100 basis point decrease and increases in increments of 100 basis points in the U.S. Treasury yield curve as of December 31, 2006. The potential impact on net earnings from these interest rate changes are summarized below.

	Changes in Interest Rates in Basis Points
	-100	+100	+200	+300
	(In thousands)

Impact on net earnings	$(221)	544	475	1,937

These estimated impacts in earnings are net of tax effects and the estimated effects of deferred policy acquisition costs.

The above described scenarios produce estimated changes in cash flows as well as cash flow reinvestment projections. Estimated cash flows in the Company's model assume cash flow reinvestments which are representative of the Company's current investment strategy. Calls and prepayments include scheduled maturities and those expected to occur which would benefit the security issuers. Assumed policy surrenders consider differences and relationships between credited interest rates and market interest rates as well as surrender charges on individual policies. The impact to earnings also includes the expected effects on amortization of deferred policy acquisition costs. The model considers only annuity and supplemental contracts in force at December 31, 2006, and does not consider new product sales or the possible impact of interest rate changes on sales.

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

	December 31, 2006		December 31, 2005
		% of		% of
	Amount	Total	Amount	Total
	($ Amounts in thousands)

Not subject to discretionary withdrawal
provisions	$296,651	6.6%	$282,134	6.6%
Subject to discretionary withdrawal,
with adjustment:
With market value adjustment	1,390,428	31.3%	1,341,631	31.5%
At contract value less current
surrender charge of 5% or more	2,216,531	49.9%	2,106,363	49.5%

Subtotal	3,903,610	87.8%	3,730,128	87.6%
Subject to discretionary withdrawal at
contract value with no surrender charge
or surrender charge of less than 5%	540,519	12.2%	528,977	12.4%

Total annuity reserves and deposit
liabilities	$4,444,129	100.0%	$4,259,105	100.0%

The actual amounts paid by product line in connection with surrenders and withdrawals for the years ended December 31 are noted in the table below.

	2006	2005	2004
	(In thousands)
Product Line:
Traditional Life	$4,845	5,419	6,774
Universal Life	30,566	31,143	30,409
Annuities	363,407	303,747	296,039

Total	$398,818	340,309	333,222

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $224 million, $201 million, and $146 million in 2006, 2005, and 2004, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $399 million, $485 million, and $440 million in 2006, 2005, and 2004, respectively. Cash flows from security maturities, redemptions, and prepayments were relatively higher over the last three years due to the decline in interest rates. These cash flow items could be reduced if interest rates rise in 2007. Net cash flows from the Company's universal life and annuity deposit product operations totaled inflows of $25 million, $153 million, and $497 million in 2006, 2005, and 2004, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. As of December 31, 2006, the Company had commitments of approximately $8.0 million which were approved by the Company's Board of Directors for the construction of a nursing home facility in Central Texas. The construction of the new facility is expected to begin in 2007.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment due by Period

		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating lease obligations (1)	$2,325	808	1,300	217	-
Loan commitments	13,800	13,800	-	-	-
Life claims payable (2)	43,025	43,025	-	-	-
Other long-term reserve liabilities
reflected on the balance sheet
under GAAP (3)	370,453	72,988	108,289	55,158	134,018

Total	$429,603	130,621	109,589	55,375	134,018

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

(3)  Other long-term liabilities includes obligations that are reported within the Company's reserve liabilities that reflect determinable payout patterns related to immediate annuities. The above amounts are undiscounted whereas the amounts included in future policy benefit liabilities are discounted in accordance with GAAP. Liabilities for future policy benefits and other policyholder liabilities of approximately $5.2 billion as of December 31, 2006 have been excluded from the contractual obligations table. These excluded liabilities include future policy benefits relating to life insurance products, deferred annuities, and universal life products. Amounts excluded from the table are comprised of policies or contracts where (a) the Company is not currently making payments and will not make payments in the future until the occurrence of a payment triggering event, such as death or (b) the occurrence of a payment triggering event, such as a surrender of a policy or contract, which is outside of the control of the Company. The timing of these payments is not reasonably fixed and determinable. These uncertainties are considered in the Company's asset-liability management program as previously noted.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This Issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities and requires expanded disclosures related to securities with unrealized losses. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company's current policy has generally been to record income only as cash is received following an impairment of a debt security. The application of this Issue was required for reporting periods beginning after June 15, 2004. In September 2004, the FASB approved FASB Staff Position EITF 03-1-1, which deferred the effective date for the recognition and measurement guidance contained in EITF 03-1 until certain issues were resolved. On November 3, 2005, the FASB issued FASB Staff Position ("FSP") Nos. SFAS 115-1 and SFAS 124-1 titled The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullifies certain requirements of EITF 03-1 and carries forward certain requirements and disclosures. The guidance in this FSP is to be applied to reporting periods beginning after December 15, 2005. The Company has adopted the disclosure provisions and has included the required disclosures. The Company adopted FSP Nos. SFAS 115-1 and SFAS 124-1 as of the beginning of fiscal year 2006, and the FSP did not have a material impact on the consolidated financial statements of the Company.

The Company adopted Statement No. 123(R), Share-Based Payment ("SFAS 123(R)") as of January 1, 2006. However, because the Company began recognizing stock-based employee compensation cost using the fair value based method of accounting in 2003, the adoption did not have a material impact on the consolidated financial statements of the Company.

In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company will have an impact related to the adoption of SOP 05-1 related to contracts which have annuitized and relative to reinstatements of contracts in that the unamortized deferred acquisition costs and deferred sales inducement assets must be released at the time of annuitization and may not be continued related to reinstatements. The effect of this SOP on beginning retained earnings as of January 1, 2007 is expected to be a decrease of $2.2 million, net of tax.

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

On February 16, 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Hybrid financial instruments are single financial instruments that contain an embedded derivative. Under SFAS No. 155, entities can elect to record certain hybrid financial instruments at fair value as individual financial instruments. Prior to this amendment, certain hybrid financial instruments were required to be separated into two instruments - a derivative and host - and generally only the derivative was recorded at fair value. SFAS No. 155 also requires that beneficial interests in securitized assets be evaluated for either freestanding or embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. SFAS No. 155 is not expected to have a material effect on the Company's consolidated financial statements on the date of adoption.

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

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement requires an employer on a prospective basis to recognize the overfunded or underfunded status of its defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This requirement, along with the required disclosures, is effective for fiscal years ending after December 15, 2006. SFAS No. 158 also requires an employer on a prospective basis to measure the funded status of its plans as of its fiscal year-end, and is effective for fiscal years ending after December 15, 2008. The incremental effect of the adoption of SFAS No. 158 was to increase other liabilities $8.8 million, decrease deferred Federal income taxes $3.1 million and increase accumulated other comprehensive loss $5.7 million.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretations in this SAB express the staff's views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB should be applied beginning with the first fiscal year ending after November 15, 2006, with early adoption encouraged. The adoption of SAB No. 108 did not impact the financial position and results of operations of the Company.

Change in Accounting

None

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The information called for by Item 7A is set forth in the Investments section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Attachment A, Index to Financial Statements and Schedules, on page 74.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in auditors or disagreements with auditors which are reportable pursuant to Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information to be disclosed in reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding disclosure matters.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

The management of National Western Life Insurance Company ("Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statement for external reporting purposes in accordance with U.S. generally accepted accounting principles. The Company's management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on the Company's assessment under this framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006.

The Company’s assessment of its effectiveness of internal control over financial reporting as of December 31, 2006 has been attested to by KPMG, LLP, an independent registered public accounting firm, as stated in their report on page 44.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting change as the Company modified and enhances its systems and processes to meet business needs. Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment. While changes have taken place in internal controls during the quarter ended December 31, 2006, there have been no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

By letter dated May 16, 2006 addressed to the Audit Committee of National Western Life Insurance Company, the Company's independent auditors, KPMG LLP ("KPMG"), provided notice that as part of their review of the Company's condensed consolidated interim financial statements as of March 31, 2006 and for the three months ended, they noted a control deficiency they considered to be a material weakness. The control deficiency noted by KPMG involved the Company's application of SFAS No. 123(R), Share-Based Payment, specifically the Company's level of technical expertise in this area, with respect to the Company's stock option plan and its recent implementation of a limited stock buy-back program.

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

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
National Western Life Insurance Company:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that National Western Life insurance Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). National Western Life Insurance Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that National Western Life Insurance Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, National Western Life Insurance Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on, criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Western Life Insurance Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Austin, Texas
March 15, 2007

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2006 which has not been previously reported.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

The following information as of January 31, 2007, is furnished with respect to each director. All terms expire in June of 2007.

Name of Director	Principal Occupation During Last Five Years and Directorships	First Elected	Age

Robert L. Moody (1) (3)	Chairman of the Board and Chief Executive Officer of the Company	1963	71

Ross R. Moody (1) (3)	President and Chief Operating Officer of the Company	1981	44

Harry L. Edwards (4)	Retired; Former President and Chief Operating Officer of the Company, Austin, Texas	1969	85

Stephen E. Glasgow (2) (4)	Partner, G-2 Development, L.P. Austin, Texas	2004	44

E. Douglas McLeod	Director of Development, The Moody Foundation, Galveston, Texas	1979	65

Charles D. Milos (1) (3)	Senior Vice President of the Company	1981	61

Frances A. Moody-Dahlberg	Executive Director, The Moody Foundation, Dallas, Texas	1990	37

Russell S. Moody	Investments, League City, Texas	1988	45

Louis E. Pauls, Jr. (2)	President, Louis Pauls & Company; Investments, Galveston, Texas	1971	71

E. J. Pederson (2) (4)	Former Assistant to the President, The University of Texas Medical Branch, Galveston, Texas	1992	59

(1)  Member of Executive Committee;  (2) Member of Audit Committee;  (3)  Member of Investment Committee;
(4)  Member of Compensation and Stock Option Committee.

Under the Company’s Articles of Incorporation, respective members of the Board of Directors are elected by the Company’s two classes of common stockholders. One-third (1/3) of the directors, plus one director for any remaining fraction, are elected by the Class A stockholders and the remaining directors are elected by the Class B stockholders. The Board of Directors, as elected by the respective classes of stockholders, is as follows.

Class A	Class B

Robert L. Moody	E. Douglas McLeod
Harry L. Edwards	Charles D. Milos
Stephen E. Glasgow	Frances A. Moody-Dahlberg
E. J. Pederson	Ross R. Moody
Russell S. Moody
Louis E. Pauls, Jr.

Committees

The Company’s Board of Directors has the following standing committees:

Executive Committee.  The Company’s Executive Committee may exercise all of the powers of the Board when the Board is not in session except that the Executive Committee has no power to alter, amend, or repeal the By-Laws or take any other action that legally may be taken only by the full Board of Directors. The Chairmen of the Board serves as Chairman of the Executive Committee.

Audit Committee.  The Audit Committee of the Board of Directors consists of three non-employee directors. The committee is primarily responsible for oversight of the Company’s financial statements and controls; assessing and ensuring the independence, qualifications and performance of the independent auditors; approving the independent auditors services and fees; reviewing and approving all related party transactions; overseeing and directing internal audit activities; reviewing the Company’s financial risk assessment process and ethical, legal, and regulatory compliance programs; and reviewing and approving the annual audited financial statements for the Company before issuance. Mr. Louis E. Pauls, Jr. serves as Chairman of the Audit Committee.

The Company has at least one person that it believes is qualified to be the Audit Committee Financial Expert. However, the Company has not designated anyone as an Audit Committee Financial Expert at this time as the Company’s Board of Directors has concluded that the ability of the Audit Committee to perform its duties would not be impaired by the failure to designate one of the committee members as an “Audit Committee Financial Expert” if its members otherwise satisfied the NASDAQ standards and rules and regulations of the SEC.

Investment Committee.  The Investment Committee of the Board of Directors is comprised of three directors (and one Company officer) and has the responsibility for oversight of the Company’s investment transactions including compliance with investment guidelines approved by the full Board of Directors. The Chairman of the Board serves as Chairman of the Investment Committee.

Compensation and Stock Option Committee.  The Compensation and Stock Option Committee consists of three outside directors and the committee has oversight responsibility for the compensation programs for the Company’s named executive officers as well as all other officers. Mr. Harry L. Edwards serves as Chairman of the Compensation and Stock Option Committee. The Committee’s report on executive compensation is included in Item 11 of this report on Form 10-K.

Identification of Executive Officers

The following is a list of the Company's executive officers, their ages, and their positions and offices as of January 31, 2007.

Name of Officer	Age	Position (Year elected to position)

Robert L. Moody	71	Chairman of the Board and Chief Executive Officer (1963-1968, 1971-1980, 1981), Director

Ross R. Moody	44	President and Chief Operating Officer (1992), Director

Scott E. Arendale	63	Senior Vice President - International Marketing (2006)

Paul D. Facey	55	Senior Vice President - Chief Actuary (1992)

S. Christopher Johnson	38	Senior Vice President - Chief Marketing Officer (2006)

Charles D. Milos	61	Senior Vice President - Mortgage Loans and Real Estate (1990), Director

James P. Payne	62	Senior Vice President - Secretary (1998)

Brian M. Pribyl	48	Senior Vice President - Chief Financial & Administrative Officer and Treasurer (2001)

Patricia L. Scheuer	55	Senior Vice President - Chief Investment Officer (1992)

There are no arrangements or understandings pursuant to which any officer was elected. All officers hold office for a term of one year or until their successors are elected and qualified, unless otherwise specified by the Board of Directors.

Identification of Certain Significant Employees

None in addition to the individuals identified as Executive Officers above.

Family Relationships

Robert L. Moody is the father of Frances A. Moody-Dahlberg, Ross R. Moody, and Russell S. Moody, and the brother-in-law of E. Douglas McLeod.

Business Experience

All of the Executive Officers listed above have served in various executive capacities with the Company for more than five years, with the exception of the following:

Mr. Johnson was National Promotions Director of National Fitness Corp. from 1992 to 1993; Branch Manager of Hooper Holmes/Portamedic from 1993 to 1994; Agent/Consultant with Financial Facts & Services from 1994 to 1995; Field Sales Manager of Financial Brokerage from 1995 to 1998; Senior Sales Representative with Mutual of Omaha from 1998 to 1999 and Senior Regional Vice President of Allstate - Lincoln Benefit Life from 1999 to 2006.

Mr. Arendale was Vice President of International Sales Development with the Company for the preceding five years prior to being promoted to his current position in June 2006.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Purpose

The Compensation and Stock Option Committee (“Compensation Committee”) is appointed by and serves at the discretion of the Company’s Board of Directors. The Board of Directors has determined that the Compensation Committee consist of no fewer than three members who all, or the majority of, meet the independence requirements of the listing standards of NASDAQ. The purpose of the Compensation Committee is to discharge the Board of Directors’ responsibilities for reviewing and establishing the compensation not just for the Chief Executive Officer, Chief Financial Officer, and the other three most highly paid executive officers, but for all of the Company’s officers. These compensation elements include base salary, annual incentive bonuses, discretionary bonuses and awards, stock option grants, and any other officer compensation arrangements.

To assist the Compensation Committee with its responsibilities, it is supported by the Company’s Human Resource, Legal and Financial departments. The Compensation Committee may retain, and has retained, independent compensation consultants who report directly to the members of the Compensation Committee. Meetings of the Compensation Committee are scheduled during the year with additional meetings on an as-necessary interim basis and include sessions without members of management present. The Compensation Committee reports to the Board of Directors on its actions and recommendations.

Compensation Philosophy and Objectives

The Company’s overall philosophy in setting compensation policies is to align pay with performance while at the same time providing a competitive compensation that allows the Company to retain and attract talented individuals. Within this overall philosophy, the Compensation Committee has adopted several key principles to help guide compensation decisions for executive officers:

•	Provide a competitive total compensation package so the Company can attract, retain, and motivate talented individuals;
•	Tie compensation in part to overall Company financial performance so that executives are held accountable through their compensation for the performance of the business;
•	Tie compensation in part to the Company’s stock performance through stock options to align executives’ interests with those of the Company’s stockholders; and
•
Maintain a committee of the Board of Directors independent of senior management that may engage independent compensation consultants as needed to review and establish compensation for executive officers.

Elements of Executive Compensation

Officer compensation arrangements, including executive officers, are reviewed and approved annually by the Compensation Committee at its April meeting. The Compensation Committee focuses primarily on the following components in forming the total compensation package for each Company executive officer:

•	Base salary;
•	Annual cash incentive bonus based on Company performance versus predetermined targets;
•	Discretionary cash bonus based upon individual performance; and
•	Long-term incentive compensation in the form of stock options.

The mix of executive compensation elements is based upon a philosophy of correlating a portion of executive compensation with the Company’s financial and stock performance thus putting a segment of executive officer annual and long-term compensation at-risk. This structure provides upside potential and downside risk for senior executive positions in recognition that these roles have greater influence on the Company’s performance.

Base Salaries

To ensure that compensation levels are reasonably competitive with market rates, the Compensation Committee engages independent compensation consultants from time-to-time to conduct a survey of executive compensation in a defined group of companies comparable to the Company. The surveyed companies are selected based on similar products and product lines, comparable financial size in terms of assets and revenues, and other known competitive factors. This process was most recently conducted during 2005 when the Compensation Committee retained two separate external compensation consultants to conduct an officer compensation review. While the primary focus of the survey was upon base salaries, the independent consultants were also asked to provide total compensation data for the various officer positions and levels in order to target current and future appropriate compensation levels. The Compensation Committee’s past practice has been to generally target base salaries between the 25th and 50th percentile range of the identified peer group.

In addition to market information, the Compensation Committee also subjectively reviews and evaluates the level of performance of the Company and of each officer. In approving salary and incentive compensation for individuals other than the Chief Executive Officer and the President and Chief Operating Officer, the Compensation Committee considers recommendations from these two individuals concerning the other Company officers incorporating such factors as individual performance, the scope and complexity of their current responsibilities, length of time in their current positions, value of the executive’s position to the market, and difficulty of replacement of the officer. This evaluation focuses most heavily on the base salary levels for each officer.

Annual Incentive Compensation

For certain executive officer positions, the Compensation Committee has determined that annual incentive bonuses are an integral part of the executive’s compensation package as the cash bonuses create a direct link between executive compensation and individual and business performance. Consequently, there are three bonus programs in effect which are reviewed and approved annually by the Compensation Committee:

•	Executive Officer Bonus Program
•	Domestic Marketing Officer Bonus Program
•	International Marketing Officer Bonus Program

Executive Officer Bonus Program. Currently, the participants in the Executive Officer Bonus Program (“Executive Bonus”) are the Chairman and Chief Executive Officer (Mr. Robert Moody), the President and Chief Operating Officer (Mr. Ross Moody), and the Senior Vice President, Chief Financial & Administrative Officer (Mr. Brian Pribyl). In order to tie the compensation under the program with the Company’s financial performance, the Executive Bonus includes metrics associated with the Company’s annual sales performance, expense management and profitability. In accordance with the program, the Compensation Committee set performance targets for each metric at various levels equating to various bonus level percentages as follows:

Financial Performance Metric	Bonus % Range

Sales	0% to 15%
Expense Management	0% to 12%
Profitability	0% to 12%

The sum of the achieved bonus percentages for each metric, subject to a maximum aggregate percentage of 30%, is applied to the weighted average base salary for each participant to determine the earned bonus amount. The bonus determination under the program is subject to review by the Company’s independent auditors and the profitability metric is based upon the Company’s audited financial statements for the year. Bonus awards are generally paid in the year following the annual financial performance metrics concurrent with the completion of the Company’s audit of the year-end financial statements and approval of the award amounts by the Compensation Committee. Accordingly, the Executive Bonus payments in 2006 were based upon the results achieved for 2005 financial performance metrics established by the Compensation Committee. The bonus percentage achieved under the program was 20.5%.

Domestic Marketing Officer Bonus Program. Participants in the Domestic Marketing Officer Bonus Program (“Domestic Bonus”) are all domestic marketing officers including assistant vice presidents, vice presidents, and the senior vice president. As these individuals are most able to influence the outcome of the Company’s financial performance in terms of sales, the program is heavily weighted toward this metric. The measures associated with this program include the Company’s annual sales performance, persistency of policies sold and expense management. These measures were incorporated into the program to award not only the amount of sales but the quality of sales and the management of the costs incurred to acquire the business sold. Unlike the Executive Bonus, the Domestic Bonus metrics assume a targeted level of performance or “par” level to which the Compensation Committee assigned a targeted bonus percentage in order to reflect a disproportionate weighting of the potential bonus award toward the sales metric. If the targeted level for each metric is attained, the sum of the metrics is equal to a bonus percentage of 100% which is applied to the weighted average base salary of each participant. The performance metrics set by the Compensation Committee equating to various bonus level percentages under the program are as follows:

Financial Performance Metric	Par Bonus Level	Bonus % Range

Sales	70%	0% to no limit
Persistency	15%	0% to 30%
Expense Management	15%	0% to 30%

The Domestic Bonus also differs from the Executive Bonus in that the bonus percentage is not subject to a cap and bonus amounts may be advanced quarterly based upon the year-to-date results achieved. Sales metric amounts under the program above the par level increase incrementally with an additional bonus percentage added for every increment of additional sales established by the Compensation Committee. However, if the aggregate sum of the three performance metrics exceeds 100%, the bonus award paid at the end of the calendar year is limited to 100% for each participant. The bonus percentage above 100% is applied to the weighted average base salaries of all participants to create a pool which is paid out to participants in the subsequent calendar year based upon the recommendation of the Domestic Marketing senior vice president and subject to approval by the President and Chief Operating Officer. The Domestic Bonus percentage achieved under the program was 49.0% and 64.5% in 2005 and 2006, respectively.

International Marketing Officer Bonus Program. Participants in the International Marketing Officer Bonus Program (“International Bonus”) are all international marketing officers including assistant vice presidents, vice presidents, and the senior vice president (Mr. Arendale). The International Bonus is identical in format to the Domestic Bonus with the exception that the metric targets established by the Compensation Committee are customized for the differences between the domestic and international lines of business. The weighting of the three performance metrics (annual sales, persistency of policies sold, expense management) is the same as in the Domestic Bonus and all other features are similarly administrated. The International Bonus percentage achieved under the program was 70.0% and 124.0% in 2005 and 2006, respectively.

Discretionary Bonus Awards

For officers who are not participants in any of three bonus programs, the Compensation Committee considers from time-to-time circumstances which merit the need to recognize outstanding performance in the form of a discretionary bonus. Although many of these situations may be deemed within the normal responsibilities of officers, the Compensation Committee on occasion may provide one-time recognition bonuses to identified officers where the demands of the situation and the results of the effort warrant such recognition. In 2006, total discretionary bonuses awarded to officers totaled $88,000 of which $75,000 was targeted to Mr. Charles Milos for his efforts involving the Company’s real estate and investment properties and subsidiary operations.

Long-Term Incentive Compensation

Under the Company’s 1995 Stock and Incentive Plan, the Compensation Committee provides Company officers with long-term incentive awards through grants of stock options directly aligning the interest of the officers with stockholder interests. The stock options have a graded five-year vesting period that begins on the third anniversary date of the granted option in order to promote a long-term perspective and to encourage key employees to remain at the Company. All options to date have been granted at the fair market value of the Company’s Class A common stock on the date of the grant. The Compensation Committee believes that stock options are inherently performance-based and a form of at-risk compensation since the recipient does not benefit unless the Company’s common stock price subsequently rises.

The Compensation Committee is responsible for determining the recipients of the grants, when the grants should be made, and the number of shares to be granted. The size of the awards generally reflect each officer’s position relative to other officers in the Company with consideration to total compensation targets obtained from the peer group information previously discussed. In addition, as is the case with base salaries, the Compensation Committee considers the grant recommendations of the Chairman and Chief Executive and the President and Chief Operating Officer for other Company officers.

The practice of the Compensation Committee has been to grant stock options awards every three years at the time of its annual review of officer compensation. The most recent grant was awarded in April 2004 at which time the Compensation Committee approved the issuance of 56,750 stock options to selected officers.

Retirement and Other Benefits

The Company’s executive officers are eligible to participate in the health and welfare, 401(k) and defined benefit retirement benefit plans that are offered to other Company employees. In addition, if eligible, executive officers may participate in the following plans:

Group Excess Benefit Plan

Company officers at the vice president level and above, including named executive officers, are eligible to participate in a group excess benefit plan which supplements the Company’s core medical insurance plan. Administered by a third party insurer, the group excess benefit plan provides coverage for co-pays, deductibles and other out-of-pocket expenses not covered by the core medical insurance plan. Offering such a plan to the selected Company officer levels is viewed as a key component of the overall compensation strategy for attracting and retaining talented executive officers. The benefits provided to each named executive officer are reported in the “All Other Compensation Column” of the Summary Compensation Table included in this Item 11 of the report on Form 10-K.

Non-Qualified Defined Benefit Plan

This plan covers those officers of the Company who were in a senior vice president position or above prior to 1991. The plan provides retirement benefits to those individuals affected by the revisions to the Company’s qualified defined benefit pension plan precipitated by the limitations imposed by Internal Revenue Code Section 401(a)(17) and 415. As of December 31, 2006, the active officers participating in this plan were Mr. Robert Moody and Mr. Charles Milos. Benefits associated with this plan are disclosed in the Pension Benefits table included in this Item 11 of the report on Form 10-K.

Non-Qualified Deferred Compensation Plan

This plan allows Company senior officers, including named executive officers, to defer payment of a percentage of their compensation and to provide for up to a 2% matching and 2% profit sharing contribution on plan compensation that exceeds certain qualified plan limits, and an additional Company discretionary matching contributions of up to 2% of plan compensation. Company contributions are subject to a vesting schedule based upon on the officer’s years of service. Benefit information associated with this plan is disclosed in the Non-Qualified Deferred Compensation for 2006 table included in this Item 11 of the report on Form 10-K and Company contributions are included in the “All Other Compensation” column in the Summary Compensation Table.

Non-Qualified Defined Benefit Plan for Robert L. Moody

This plan specifically covers the Company’s Chairman of the Board and Chief Executive Officer, Mr. Robert L. Moody, and is intended to supplement the retirement benefits of the Non-Qualified Defined Benefit Plan, mentioned above, that were limited by the American Jobs Creation Act of 2004. Mr. Moody’s benefits associated with this plan are disclosed in the Pension Benefits table included in this Item 11 of the report on Form 10-K.

Non-Qualified Defined Benefit Plan for the President of National Western Life Insurance Company

Similar to the previously discussed plan, this plan specifically covers the Company’s President and Chief Operating Officer, Mr. Ross R. Moody, and is intended to provide the retirement benefits that comply with the American Jobs Creation Act of 2004. Mr. Moody’s benefits associated with this plan are disclosed in the Pension Benefits table included in this Item 11 of the report on Form 10-K.

National Western Life Insurance Company Retirement Bonus Program for Robert L. Moody

This program provides an annual payment to Mr. Robert L. Moody equal to 2% of his compensation. The payment made in 2007 related to 2006 compensation is reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table included with Item 11 of this report on Form 10-K.

Postretirement Benefits

The Company’s basic health plan and group excess benefit plan have a provision for individuals serving in the positions of Chairman of the Board or President for seven years or more subsequent to 1980 to continue to receive lifetime health benefits for themselves and their dependents upon retirement. Mr. Robert L. Moody and Mr. Ross R. Moody, named executive officers, currently meet this eligibility criteria.

Perquisites and Other Personal Benefits

The Compensation Committee periodically reviews executive officer perquisites and other benefits based upon information supplied to it by the Company’s Human Resources, Legal and Financial departments. In addition to base salaries and annual and long-term bonus incentives, the Company provides its executive officers with certain and varying perquisites and benefits.

The perquisites and personal benefits provided to each named executive officer are reported in the “All Other Compensation Column” of the Summary Compensation Table included in this Item 11 of the report on Form 10-K and are described in further detail in the footnotes to that table.

Stock Ownership Guidelines

The Company does not require its directors or executive officers to own a particular amount of the Company’s common stock and accordingly has not established a set of stock ownership guidelines. The Compensation Committee is satisfied that the long-term incentive compensation offered to directors and officers in the form of stock options adequately aligns this group’s interest with those of the Company’s stockholders.

Employment Agreements

The Company does not utilize employment agreements with its executive officers or other employees. The Company’s practice has been to issue offer letters to executive officer candidates when recruited to their positions. In addition to outlining the executive officer’s responsibilities, each offer letter specifies the beginning base salary and eligibility for any additional compensation programs overseen by the Compensation Committee. Accordingly, the Company does not have any contractual obligations to its executive officers for severance payments in connection with any termination or change-in-control.

Financial Restatements

The Compensation Committee has not formally adopted a policy with respect to whether retroactive adjustments to any form of compensation paid under arrangements for executive officers will be made where the prior payment was related to financial results of the Company that are subsequently restated. As this situation has not previously been experienced, the Compensation Committee believes that such an issue is best addressed at the time it occurs and all facts and circumstances surrounding the restatement are known.

Tax and Accounting Treatment of Compensation

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for non-performance based compensation over $1 million paid in any one year to each of the individuals who were, at the end of the year, the corporation’s chief executive officer and the four other most highly compensated executive officers. Except for the Chairman and Chief Executive Officer of the Company, the levels of non-performance based salary, bonus and other compensation paid do not typically exceed this level. As an insurance company subject to the laws and regulations of the State of Colorado, the Company is exempt from the requirements of Section 162(m) of the Internal Revenue Code pursuant to Section 12(g)(2)(G) of the Securities Exchange Act of 1934 until such time as the Company completes a registration filing as a NASDAQ exchange listed registrant.

The Compensation Committee reserves the right to award compensation to executive officers that may not qualify under Section 162(m) as deductible compensation, however, it will continue to consider all elements of cost to the Company of providing such compensation, including the potential impact, if any, of Section 162(m).

The Company accounts for long-term incentive compensation in the form of stock options to executive officers under the rules SFAS 123(R) which requires the Company to estimate and expense each award of equity compensation over the service period of the award. Other accounting rules require that cash compensation be recorded as an expense at the time the obligation is accrued.

Compensation Committee Report

The Compensation Committee has reviewed each element of executive officer compensation and believes that the compensation philosophy and practices are designed to serve the best interests of the Company and its stockholders. The Compensation Committee also believes that the compensation of the Company’s executive officers is both appropriate and consistent with the objectives set by this committee.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth with the Company’s management. Based on its reviews and discussions, the Compensation Committee approved and recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this report on Form 10-K for the year ended December 31, 2006.

Members of the Compensation Committee

Harry L. Edwards (Chairman)
Stephen E. Glasgow
E. J. Pederson

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by, or paid to the Company’s principal executive officer, principal financial officer, and the three other highest paid executive officers for the year ended December 31, 2006.

								Change in
								Pension
						Non-Equity		Value and
						Incentive		Nonqualified
						Plan		Deferred	All Other
Name and					Option	Compen-		Compensation	Compen-
Principal Position	Year	Salary (a)	Bonus		Awards (c)	sation		Earnings (f)	sation (g)	Total

Robert L. Moody	2006	$1,536,875	$-		$5,705,108	$373,001(d	)	$3,041,422	$757,891	$11,414,296
Chairman of the Board
and Chief Executive
Officer

Brian M. Pribyl	2006	240,600	-		145,571	54,433(d	)	13,409	40,627	494,640
Senior Vice President,
Chief Financial and
Administrative Officer

Ross R. Moody	2006	550,925	-		2,870,250	118,903(d	)	14,951	74,171	3,629,200
President and Chief
Operating Officer

Charles D. Milos	2006	232,732	75,000(b	)	1,054,108	-		77,788	43,167	1,482,795
Senior Vice President,
Mortgage Loans &
Real Estate

Scott E. Arendale	2006	117,456	-		123,872	117,085(e	)	25,853	12,354	396,620
Senior Vice President,
International Marketing

Note: Columns with no data have been omitted.

(a)	The amounts in this column include Company and subsidiary Board of Director fees of $28,700 for Mr. Robert L. Moody, $3,250 for Mr. Pribyl, $33,450 for Mr. Ross R. Moody, and $31,700 for Mr. Milos.
(b)	Mr. Milos received a discretionary bonus award in 2006 in recognition of his performance with respect to the Company’s real estate and investment properties and subsidiary operations.
(c)
The amounts in this column represent the dollar amount recognized for financial statement purposes in 2006 in accordance with SFAS 123(R) for all stock options granted and outstanding. For a discussion of the assumptions made in the valuation of these option awards, refer to the Notes to Consolidated Financial Statements section of this Annual Report on Form 10-K.

(d)
The amounts for Mr. Robert L. Moody, Mr. Ross R. Moody, and Mr. Pribyl represent amounts earned under the 2006 Executive Officer Bonus Program. These amounts will be paid in 2007. Included in Mr. Robert L. Moody’s amount is $26,425 paid in conjunction with the NWLIC Retirement Bonus Program for Robert L. Moody.

(e)	The amount for Mr. Arendale represents the amount earned under the 2006 International Marketing Officer Bonus Program. This amount will be paid in 2007.
(f)
The amounts in this column represent the change in the accumulated pension benefit during 2006 under the Company’s qualified defined benefit plan for Messrs. Ross R. Moody, Pribyl and Arendale and the change in the accumulated pension benefit during 2006 under the Company’s qualified and non-qualified defined benefit plans for Messrs. Robert L. Moody and Milos. For a discussion of the assumptions made in the calculation of these amounts, refer to the Notes to Consolidated Financial Statements section of this Annual Report on Form 10-K.

(g)	The amounts in this column include the items summarized in the following tables:

All Other Compensation

	Company	Excess	Company	Company		Total
	Paid	Benefit	Contributions	Paid		All Other
Name and	Benefit	Claims	To Savings	Taxes/	Other	Compen-
Principal Position	Premiums (1)	Paid (2)	Plans (3)	Insurance (4)	Perquisites	sation

Robert L. Moody	$4,391	$48,850	$4,400	$667,775	$32,475(5)	$757,891
Chairman of the Board and Chief
Executive Officer

Brian M. Pribyl	7,206	15,023	14,661	-	3,737(6)	40,627
Senior Vice President, Chief
Financial and Administrative
Officer

Ross R. Moody	3,540	5,649	32,980	-	32,002(7)	74,171
President and Chief Operating
Officer

Charles D. Milos	7,286	15,692	13,754	-	6,435(8)	43,167
Senior Vice President, Mortgage
Loans & Real Estate

Scott E. Arendale	4,314	-	6,412	-	1,628(9)	12,354
Senior Vice President,
International Marketing

(1)	The Company provides its officers additional compensation equivalent to the premiums for health, dental and accidental death and disbursement coverage offered to all employees.
(2)	The amounts in this column represent claims paid under the Company’s Group Excess Benefit Program.
(3)
The amounts in this column represent company contributions to the Company’s qualified and non-qualified savings plans. The Company’s 401(k) plan is available to all employees with the same contribution criteria.

(4)
Mr. Robert L. Moody contributed a life interest in a trust estate to the Company as a capital contribution. The Company, in turn, issued term policies on the life of Mr. Moody in excess of the amount of the asset contributed which was assigned to Mr. Moody. Premiums paid on the excess amount which were $424,371 in 2006 represent additional compensation to Mr. Moody. In addition, the Company reimburses Mr. Moody the applicable taxes associated with this benefit which were $243,404.

(5)
Mr. Robert Moody’s amounts in this column include $7,862 for car usage, $19,456 in miscellaneous travel and entertainment, $4,198 in membership dues and event tickets, and $959 in various other expense items.

(6)	Mr. Pribyl’s amounts in this column include $2,374 for guest travel on Company business trips, $563 in entertainment, and $800 in gifts.
(7)
Mr. Ross Moody’s amounts in this column include $6,988 for car usage, $11,503 in miscellaneous travel and entertainment, $6,049 in membership dues and event tickets, $1,600 in gifts, $1,875 for personal tax return preparation, and $3,987 in various other expense items.

(8)	Mr. Milos’ amounts in this column include $721 for car usage, $1,600 in gifts, $2,542 for guest travel on Company business trips, and $1,572 in miscellaneous travel and entertainment.
(9)	Mr. Arendale’s amounts in this column include $828 for guest travel on Company business trips and $800 in gifts.

Grants of Plan-Based Awards

The following table provides information regarding grants under the Company’s 2006 Executive Officer Bonus Program and International Marketing Officer Bonus Program for the executive officers named in the Summary Compensation Table. No stock options or equity awards were granted to the named executive officers during 2006.

	Estimated Future Payouts
	Under Non-Equity Incentive
	Plan Awards (a)
Name	Threshold	Target	Maximum (b)

Robert L. Moody
2006 Executive Officer Bonus Program:
International life sales	$30,137	$50,329	$75,343
Domestic life sales	30,137	50,178	75,343
Annuities sales	30,137	50,178	75,343
Expense management	90,411	150,685	180,822
Company profitability	90,411	150,685	180,822

Brian M. Pribyl
2006 Executive Officer Bonus Program:
International life sales	4,733	7,905	11,833
Domestic life sales	4,733	7,881	11,833
Annuities sales	4,733	7,881	11,833
Expense management	14,200	23,667	28,400
Company profitability	14,200	23,667	28,400

Ross R. Moody
2006 Executive Officer Bonus Program:
International life sales	10,339	17,267	25,849
Domestic life sales	10,339	17,215	25,849
Annuities sales	10,339	17,215	25,849
Expense management	31,018	51,697	62,037
Company profitability	31,018	51,697	62,037

Scott E. Arendale
2006 International Marketing Officer Bonus Program:
Life sales	23,417	81,960	unlimited
Persistency	3,513	17,563	35,126
Expense management	3,513	17,563	35,126

Note: Columns with no data have been omitted.

(a)
Amounts that have been or are expected to be paid in 2007 pertaining to the 2006 programs are reflected in the Summary Compensation Table. The 2006 program bonus amounts are based upon the base salary actually paid during 2006.

(b)	Although the Executive Officer Bonus Program has stated maximums per program component, the aggregate bonus amount cannot exceed 30% of base salaries paid.

Outstanding Equity Awards at December 31, 2006

The following table provides information regarding outstanding stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2006. No stock options have been granted since 2004.

	Option Awards
		Number of
	Number of	Securities
	Securities	Underlying
	Underlying	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date

Robert L. Moody Grants:
4/16/1998	12,000	-	$105.250	4/16/2008
6/19/1998	1,000	-	112.375	6/19/2008
4/20/2001	6,900	4,600	92.130	4/20/2011
6/22/2001	1,000	-	95.000	6/22/2011
4/23/2004	-	20,000	150.000	4/23/2014
6/25/2004	400	600	150.000	6/25/2014

Brian M. Pribyl Grants:
4/20/2001	-	560	92.130	4/20/2011
4/23/2004	-	2,000	150.000	4/23/2014

Ross R. Moody Grants:
5/1/1997	81	-	85.125	5/1/2007
4/16/1998	5,630	-	105.250	4/16/2008
6/19/1998	1,000	-	112.375	6/19/2008
4/20/2001	6,300	4,200	92.130	4/20/2011
6/22/2001	1,000	-	95.000	6/22/2011
4/23/2004	-	10,000	150.000	4/23/2014
6/25/2004	400	600	150.000	6/25/2014

Charles D. Milos Grants:
5/1/1997	1,500	-	85.125	5/1/2007
4/16/1998	2,500	-	105.250	4/16/2008
6/19/1998	1,000	-	112.375	6/19/2008
4/20/2001	780	520	92.130	4/20/2011
6/22/2001	1,000	-	95.000	6/22/2011
4/23/2004	-	2,000	150.000	4/23/2014
6/25/2004	400	600	150.000	6/25/2014

Scott E. Arendale Grants:
4/20/2001	-	280	92.130	4/20/2011
4/23/2004	-	750	150.000	4/23/2014

Note: Columns with no data have been omitted.

Officer stock options vest 20% annually following three full years of service to the Company from the date of grant. Stock options granted to members of the Board of Directors vest 20% annually following one full year of service to the Company from the date of grant. Accordingly, the unexercisable options shown in the previous table are scheduled to vest during the following years:

						Total
	2007	2008	2009	2010	2011	Unexercisable

Robert L. Moody
Grants:
4/20/2001	2,300	2,300	-	-	-	4,600
4/23/2004	4,000	4,000	4,000	4,000	4,000	20,000
6/25/2004 (director)	200	200	200			600

Brian M. Pribyl
Grants:
4/20/2001	280	280	-	-	-	560
4/23/2004	400	400	400	400	400	2,000

Ross R. Moody
Grants:
4/20/2001	2,100	2,100	-	-	-	4,200
4/23/2004	2,000	2,000	2,000	2,000	2,000	10,000
6/25/2004 (director)	200	200	200	-	-	600

Charles D. Milos
Grants:
4/20/2001	260	260	-	-	-	520
4/23/2004	400	400	400	400	400	2,000
6/25/2004 (director)	200	200	200	-	-	600

Scott E. Arendale
Grants:
4/20/2001	140	140	-	-	-	280
4/23/2004	150	150	150	150	150	750

Option Exercises and Stock Vested

The following table sets forth information regarding option exercises by the executive officers named in the Summary Compensation Table for the year ended December 31, 2006. The Company does not have stock award plans with stock awards subject to vesting.

	Option Awards
	Number of
	Shares
	Acquired on	Value Realized
Name	Exercise	on Exercise

Robert L. Moody	16,125	$2,333,093

Brian M. Pribyl	280	37,972

Ross R. Moody	1,529	204,258

Charles D. Milos	1,400	232,245

Scott E. Arendale	520	67,780

Note: Columns with no data have been omitted.

Pension Benefits

The following table provides information regarding benefits under the Company’s Pension Plan, Non-Qualified Defined Benefit Plan, Non-qualified Defined Benefit Plan for Robert L. Moody, and Non-Qualified Defined Benefit Plan for the President of National Western Life Insurance Company (NWLIC).

		Number of
		Years of	Present Value of	Payments
		Credited	Accumulated	During
Name	Plan Name	Service	Benefit	Last Fiscal Year

Robert L. Moody	NWLIC Pension Plan	43	$1,220,476	$148,208

	NWLIC Non-Qualified
	Defined Benefit Plan	43	5,798,229	713,258

	NWLIC Non-Qualified
	Defined Benefit Plan for
	Robert L. Moody	43	8,665,835	918,467

Brian M. Pribyl	NWLIC Pension Plan	6	56,659	-

Ross R. Moody	NWLIC Pension Plan	16	119,728	-

	Non-Qualified Defined
	Benefit Plan for the
	President of NWLIC	16	-	-

Charles D. Milos	NWLIC Pension Plan	24	353,910	-

	NWLIC Non-Qualified
	Defined Benefit Plan	24	221,113	-

Scott E. Arendale	NWLIC Pension Plan	13	171,305	-

Note: Columns with no data have been omitted.

Pension Plan. The qualified defined benefit plan covers substantially all employees and officers of the Company and provides benefits based on the participant's years of service and compensation. The Company makes annual contributions to the plan that complies with the minimum funding provisions of the Employee Retirement Income Security Act. Annual pension benefits for those employees who became eligible participants prior to January 1, 1991, are generally calculated as the sum of the following:

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

Non-Qualified Defined Benefit Plan. This plan covers officers of the Company who were in the position of senior vice president or above prior to 1991. The plan provides benefits based on the participant's years of service and compensation. No minimum funding standards are required.

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

Non-Qualified Defined Benefit Plan for Robert L. Moody. This plan covers the current Chairman of the Company, Robert L. Moody, and is intended to provide for post-2004 benefit accruals that mirror and supplement the pre-2005 benefit accruals under the previously discussed Non-Qualified Defined Benefit Plan, while complying with the American Jobs Creation Act of 2004. No minimum funding standards are required.

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

Non-Qualified Defined Benefit Plan for the President of National Western Life Insurance Company. This plan covers the President of the Company and is intended to provide benefit accruals that comply with the American Jobs Creation Act of 2004. No minimum funding standards are required.

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

Non-Qualified Deferred Compensation

The following table provides information regarding the Company’s non-qualified deferred compensation plan for the executive officers named in the Summary Compensation Table as of December 31, 2006.

					Aggregate
	Executive	Registrant	Aggregate		Balance
	Contributions	Contributions	Earnings	Aggregate	at Last
	in Last	in Last	in Last	Withdrawals/	Fiscal
Name	Fiscal Year	Fiscal Year (a)	Fiscal Year (b)	Distributions	Year-End (c)

Robert L. Moody	$-	$-	$20,486	$49,306	$166,204

Brian M. Pribyl	9,774	5,861	10,784	-	101,569

Ross R. Moody	26,048	24,180	58,641	-	572,511

Charles D. Milos	10,416	5,421	47,252	-	436,193

Scott E. Arendale	10,512	1,543	823	-	12,878

Note: Columns with no data have been omitted.

(a)	Registrant contributions are reflected in the “All Other Compensation” column in the Summary Compensation Table and are not additional earned compensation.
(b)	The investment options under the plan consist of a selection of mutual funds identical to those available to all employees through the 401(k) plan.
(c)
Balances in the plan are settled in cash upon the termination event selected by the officer and distributed either in a lump sum or in annual installments. Deferred amounts represent unsecured obligations of the Company.

Potential Payments Upon Termination or Change in Control

The Company has no contract, agreement, plan or arrangement, written or unwritten, that provides for payment to any officer at, following, or in connection with any termination, severance, retirement or a constructive termination, or a change in control of the Company or a change in any officer’s responsibilities.

Director Compensation

The following table sets forth the compensation for 2006 for those individuals who served as members of the Company’s Board of Directors during 2006 (excluding named executive officers whose director compensation is included in the Summary Compensation Table).

			Change in
			Pension
			Value and
			Nonqualified
	Fees Earned		Deferred
	or Paid	Option	Compensation		All Other
Name	in Cash	Awards (a)	Earnings		Compensation		Total

Harry L. Edwards	$26,200	$63,944	$(21,344)(b	)	$26,909(c	)	$95,709

Stephen E. Glasgow	37,200	51,338	-		11,864(d	)	100,402

E. Douglas McLeod	25,200	296,369	-		3,009		324,578

Russell S. Moody	25,200	296,369	-		3,625		325,194

Frances A. Moody-Dahlberg	25,200	296,369	-		1,211		322,780

Louis E. Pauls Jr.	31,200	272,454	-		11,563(e	)	315,217

E. J. Pederson	31,200	76,168	-		1,256		108,624

Note: Columns with no data have been omitted.

(a)
The amounts in this column represent the dollar amount recognized for financial statement purposes in 2006 in accordance with SFAS No. 123(R) for all stock options granted and outstanding. For a discussion of the assumptions made in the valuation of these option awards, refer to the Notes to Consolidated Financial Statements section of this Annual Report on Form 10-K.

(b)	The amount in this column for Mr. Edwards is negative due to his receiving current distributions.
(c)
The amount shown for Mr. Edwards includes $24,737 of claims paid under the Company’s Group Excess Benefit Plan, $800 in gifts, and $36 for the taxable portion of supplemental life insurance coverage and $1,336 in other perquisites.

(d)
The amount shown for Mr. Glasgow includes $1,539 of claims paid under the Company’s Group Excess Benefit Plan, $5,335 for the taxable portion of health and supplemental life coverage, and $4,990 in other perquisites.

(e)
The amount shown for Mr. Pauls includes $3,429 of claims paid under the Company’s Group Excess Benefit Plan, $4,915 for the taxable portion of health and supplemental life coverage, and $3,219 in other perquisites.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company’s Board of Directors is composed of Harry L. Edwards, Stephen E. Glasgow, and E. J. Pederson, none of whom were officers or employees of the Company during 2006. Mr. Edwards was formerly an officer of National Western Life Insurance Company. Mr. Glasgow and Mr. Pederson currently meet the independent criteria in the NASDAQ listing standards and the regulations of the Securities and Exchange Commission.

During 2006, the following executive officers served as a Board of Director of the Company and/or one or more its subsidiaries as follows:

(1)	Mr. Robert L. Moody, Mr. Ross R. Moody, and Mr. Charles D. Milos served as directors and also served as officers and employees of National Western Life Insurance Company.
(2)
Mr. Ross Moody served as an officer and director of the Company's wholly-owned subsidiaries, The Westcap Corporation, NWL Investments, Inc., NWL Financial, Inc., NWL Services, Inc., Regent Care Limited Partner, Inc., and Regent Care Operations Limited Partner, Inc., and served as an officer of Westcap Holdings, LLC, a limited liability company whose sole member is The Westcap Corporation.

(3)
Mr. Milos served as an officer and director of The Westcap Corporation, Regent Care General Partner, Inc., and Regent Care Operations General Partner, Inc., and as an officer of NWL Investments, Inc., NWL Financial, Inc., NWL Services, Inc., Regent Care Limited Partner, Inc., Regent Care Operations Limited Partner, Inc., and Westcap Holdings, LLC, a limited liability company whose sole member is The Westcap Corporation.

(4)	Mr. Robert Moody was an officer of NWL Services, Inc., and Regent Care Limited Partner, Inc.

None of the Company’s executive officers serves as a member of the compensation committee of any company that has an executive officer serving on the Company’s Board of Directors. In addition, none of the Company’s executive officers serve as a member of the board of directors of any company that has an executive officer serving as a member of the Company’s Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

Set forth below is certain financial information concerning persons who are known by the Company to own beneficially more than 5% of any class of the Company's common stock on December 31, 2006.

Name and Address	Title	Amount and Nature	Percent
of	of	of	of
Beneficial Owners	Class	Beneficial Ownership	Class

Robert L. Moody	Class A Common	1,159,096	33.88%
2302 Post Office Street, Suite 702	Class B Common	198,074	99.04%
Galveston, Texas

FMR Corp.	Class A Common	241,938	7.07%
82 Devonshire Street
Boston, Massachusetts

Third Avenue Management, LLC	Class A Common	180,456	5.28%
622 Third Avenue
New York, New York

Westport Asset Management, Inc.	Class A Common	171,976	5.03%
253 Riverside Avenue
Westport, Connecticut

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

Security Ownership of Management

The following table sets forth as of December 31, 2006, information concerning the beneficial ownership of the Company's common stock by all directors, named executive officers, and all directors and executive officers of the Company as a group.

	Title	Amount and Nature	Percent
Directors	of	of	of
and Officers	Class	Beneficial Ownership	Class

Directors and Named Executive Officers:
Robert L. Moody	Class A Common	1,159,096	33.88%
	Class B Common	198,074	99.04%

Ross R. Moody	Class A Common*	625.02%
	Class B Common*	482.24%

Charles D. Milos	Class A Common	528.02%
	Class B Common	-	-

Directors:
Harry L. Edwards	Class A Common	20	-
	Class B Common	-	-

Stephen E. Glasgow	Class A Common	-	-
	Class B Common	-	-

E. Douglas McLeod	Class A Common	10	-
	Class B Common	-	-

Frances A. Moody-Dahlberg	Class A Common	1,850.05%
	Class A Common*	625.02%
	Class B Common*	482.24%

Russell S. Moody	Class A Common	1,850.05%
	Class A Common*	625.02%
	Class B Common*	482.24%

Louis E. Pauls, Jr.	Class A Common	10	-
	Class B Common	-	-

E. J. Pederson	Class A Common	100	-
	Class B Common	-	-

Named Executive Officers:
Scott E. Arendale	Class A Common	-	-
	Class B Common	-	-

S. Christopher Johnson	Class A Common	-	-
	Class B Common	-	-

Brian M. Pribyl	Class A Common	-	-
	Class B Common	-	-

Directors and Executive	Class A Common	1,165,339	34.07%
Officers as a Group	Class B Common	199,520	99.76%

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

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Robert L. Moody, Jr. ("Mr. Moody, Jr.") is the son of Robert L. Moody, the Company's Chairman and Chief Executive Officer, and is the brother of Ross R. Moody, the Company's President and Chief Operating Officer, and of Russell S. Moody and Frances A. Moody-Dahlberg who serve as directors of National Western. Prior to January 1, 2006, Mr. Moody, Jr. was employed by the Company in an agency marketing position for which he was paid an annual salary of $14,000 and was eligible to participate in the Company's benefit plans. Mr. Moody, Jr. resigned as an employee effective December 31, 2005.

In addition, Mr. Moody, Jr. wholly owns an insurance marketing organization that maintains agency contracts with National Western pursuant to which agency commissions are paid in accordance with the Company's standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are paid in accordance with standard commission schedules. In 2006, commissions paid under these agency contracts aggregated approximately $181,500. In conjunction with these agency contracts, Mr. Moody, Jr. may be eligible to attend Company sales conferences and functions based upon meeting published minimum levels of qualifying sales production. In his capacity as an insurance marketing organization with the Company, Mr. Moody, Jr. also receives product development fees associated with a product line of the Company which amounted to $28,000 in 2006 and a marketing development allowance of $16,800 for the Company’s business efforts in Puerto Rico.

Mr. Moody, Jr. further serves as the agent of record for several of the Company's benefit plans including the self-insured health plan for which Mr. Moody, Jr. provides utilization review services through a wholly-owned utilization review company. In 2006, amounts paid to Mr. Moody, Jr. as commissions and service fees pertaining to the Company's benefit plans approximated $54,500.

During 2006, management fees totaling $470,000 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to a downstream nursing home subsidiary of National Western. RMS is 1% owned by general partner RCC Management Services, Inc. ("RCC"), and 99% owned by limited partner, Three R Trusts. RCC is 100% owned by the Three R Trusts. The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg). Charles D. Milos, Senior Vice President-Mortgage Loans and Real Estate, and a director of the Company, is a director and Vice President of RCC. Ellen C. Otte, Assistant Secretary of the Company, is a director and secretary of RCC.

The Company holds a common stock investment totaling approximately 9.4% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2006. Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 98% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). The Company utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to the Company's defined benefit and contribution plans. Robert L. Moody serves as Chairman of the Board and Chief Executive Officer of MNB. The ultimate controlling person of MNB is the Three R Trusts. During 2006, fees totaling $187,000 were paid to MNB with respect to these services.

Indebtedness of Management

The Company holds a loan in the amount of $4.2 million, including accrued interest, with a contractual interest rate of 7% at December 31, 2006 issued to TMNY, LLC. As of the reporting date, Robert L. Moody owned 20.5% of TMNY, LLC. The stated maturity on this loan is December 29, 2007.

NWL Services, Inc., a wholly-owned subsidiary of the Company, is the beneficial owner of a life interest (1/8 share) in the net income of the trust estate of Libbie Shearn Moody. Income distributions from the trust estate were $4.5 million in 2006. The trustee of this estate is MNB.

Review, Approval or Ratification of Transactions with Related Persons

In accordance with the Company’s Audit Committee Charter, related party transactions must be reviewed and approved by the Audit Committee of the Board of Directors, both at inception and on an ongoing basis. Periodic reports of potential related party transactions are brought to the attention of the Audit Committee by management and the Audit Committee reviews the information on a case by case basis to determine if any transaction is a related party transaction. The standard of review for any related party transaction is that the transaction must be fair to the Company and the transaction must be no more favorable to the related party than a similar arm’s length transaction with a non-related party.

While the Company has not adopted written procedures for review of, or written standards for approval of, these transactions, the policies and procedures followed are evidenced by the Audit Committee Charter, memorandums, and documentation of review and approvals.

Director Independence

The Company’s Board of Directors has determined that Messrs. Glasgow, Pauls, and Pederson are each an “Independent Director” under NASDAQ Global Market Marketplace Rules. The Board of Directors has also determined that all, or the majority of, members of the Audit Committee and the Compensation and Stock Option Committee meet the independence requirements prescribed by NASDAQ and the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees approved by the Audit Committee for the audits of the fiscal years ended December 31, 2006 and 2005 by KPMG LLP, the Company's principal accounting firm.

	Fiscal Years Ended
	2006	2005
	(In thousands)

Financial statement audit fees	$608	590
Benefit plans audit fee	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$608	590

Audit Fees Pre-approval Policy

The Audit Committee has adopted a formal policy concerning approval of audit and non-audit services to be provided by the independent auditor to the Company. The policy requires that all services the Company's independent auditor may provide to the Company, including audit services and permitted audit-related and non-auditor services, be pre-approved by the Committee. The Committee approved all audit and non-audit services provided by KPMG LLP during 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Listing of Financial Statements

See Attachment A, Index to Financial Statements and Schedules, on page 74 for a list of financial statements included in this report.

(a) 2.  Listing of Financial Statement Schedules

See Attachment A, Index to Financial Statements and Schedules, on page 74 for a list of financial statement schedules included in this report.

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

Exhibit 10(az)	-	National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody (Exhibit 10 to 8-K dated July 1, 2005).

Exhibit 10(ba)	-	First Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody (Exhibit 10 to 8-K dated August 22, 2005).

Exhibit 10(bb)	-	Second Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody (Exhibit 10 to 8-K dated December 15, 2005).

Exhibit 10(bc)	-	Tenth Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan (Exhibit 10 to 8-K dated December 15, 2005).

Exhibit 10(bd)	-	National Western Life Insurance Company Retirement Bonus Program for Robert L. Moody (Exhibit 10 to 8-K dated December 15, 2005).

Exhibit 10(be)	-	Eleventh Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan (Exhibit 10 to 8-K dated December 15, 2005).

Exhibit 10(bf)	-	Non-Qualified Defined Benefit Plan for the President of the National Western Life Insurance Company (Exhibit 10 to 8-K dated December 15, 2005).

Exhibit 10(bg)	-	National Western Life Insurance Company 2006 Executive Officer Bonus Program (Exhibit 10 to 8-K dated February 17, 2006).

Exhibit 10(bh)	-	National Western Life Insurance Company 2006 Executive Officer Bonus Program (as amended) (Exhibit 10 to 8-K dated April 21, 2006).

Exhibit 10(bi)	-	2006 International Marketing Officer Bonus Program (Exhibit 10 to 8-K dated June 23, 2006).

Exhibit 10(bj)	-	2006 Domestic Marketing Officer Bonus Program (Exhibit 10 to 8-K dated June 23, 2006).

Exhibit 10(bk)	-	National Western Life Insurance Company Harvest Nonqualified Deferred Compensation Plan (Exhibit 10 to 8-K dated June 23, 2006).

Exhibit 10(bl)	-	Amendment No. 16 to Loan Agreement (Exhibit 10 to 8-K dated July 31, 2006).

Exhibit 21	-	Subsidiaries of the Registrant.

Exhibit 23(a)	-	Consent of Independent Registered Public Accounting Firm.

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Exhibits

Exhibits required by Regulation S-K are listed as to location in the Listing of Exhibits in Item 15.(a)3. above. Exhibits not referred to have been omitted as inapplicable or not required.

(c) Financial Statement Schedules

The financial statement schedules required by Regulation S-K are listed as to location in Attachment A, Index to Financial Statements and Schedules, on page 74 of this report.

ATTACHMENT A

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the consolidated financial statements or notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
National Western Life Insurance Company
Austin, Texas

We have audited the accompanying consolidated balance sheets of National Western Life Insurance Company and subsidiaries (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the 2006 financial statement schedule I and the 2006, 2005, and 2004 financial statement schedule V. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Western Life Insurance Company and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National Western Life Insurance Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for two-tiered annuity products in 2004.

KPMG LLP
Austin, Texas
March 15, 2007

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(In thousands)

ASSETS	2006	2005

Investments:
Securities held to maturity, at amortized cost
(fair value: $3,567,625 and $3,523,993)	$3,603,434	3,524,724
Securities available for sale, at fair value
(cost: $1,907,454 and $1,726,252)	1,902,568	1,744,727
Mortgage loans, net of allowance for possible losses	103,325	110,639
($2,100 and $0)
Policy loans	86,856	86,385
Derivatives	72,012	39,405
Other long-term investments	22,822	30,013

Total Investments	5,791,017	5,535,893

Cash and short-term investments	49,901	31,355
Deferred policy acquisition costs	643,964	620,129
Deferred sales inducements	93,139	80,450
Accrued investment income	64,393	61,283
Federal income tax receivable	-	2,107
Other assets	51,029	37,791

	$6,693,443	6,369,008

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(In thousands except share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	2006	2005

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$138,382	139,309
Universal life and annuity contracts	5,395,075	5,176,610
Other policyholder liabilities	112,449	100,557
Federal income tax liability:
Current	1,666	-
Deferred	32,207	37,735
Other liabilities	80,680	40,789

Total liabilities	5,760,459	5,495,000

COMMITMENTS AND CONTINGENCIES (Notes 4, 7, and 9)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,420,824
and 3,413,199 shares issued and outstanding in 2006 and 2005	3,421	3,413
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2006 and 2005	200	200
Additional paid-in capital	36,110	37,923
Accumulated other comprehensive income (loss)	(3,731)	10,564
Retained earnings	896,984	821,908

Total stockholders' equity	932,984	874,008

	$6,693,443	6,369,008

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2006, 2005, and 2004
(In thousands except per share amounts)

	2006	2005	2004
Premiums and other revenue:
Life and annuity premiums	$15,805	14,602	14,025
Universal life and annuity contract revenues	106,320	96,765	89,513
Net investment income	379,768	310,213	315,843
Other income	17,304	9,579	11,259
Realized gains on investments	2,662	9,884	3,506

Total premiums and other revenue	521,859	441,043	434,146

Benefits and expenses:
Life and other policy benefits	35,241	39,162	34,613
Amortization of deferred policy acquisition costs	90,358	87,955	88,733
Universal life and annuity contract interest	213,736	150,692	173,315
Other operating expenses	65,709	46,349	35,441

Total benefits and expenses	405,044	324,158	332,102

Earnings before Federal income taxes and cumulative
effect of change in accounting principle	116,815	116,885	102,044
Federal income taxes	40,472	39,618	34,572
Earnings before cumulative effect of change in
accounting principle	76,343	77,267	67,472
Cumulative effect of change in accounting
principle, net of $29,452 of Federal income taxes	-	-	54,697

Net earnings	$76,343	77,267	122,169

Basic Earnings Per Share:
Earnings before cumulative effect of change
in accounting principle	$21.09	21.45	18.93
Cumulative effect of change in accounting principle	-	-	15.34

Net earnings	$21.09	21.45	34.27

Diluted Earnings Per Share:
Earnings before cumulative effect of change
in accounting principle	$20.88	21.24	18.73
Cumulative effect of change in accounting principle	-	-	15.18

Net earnings	$20.88	21.24	33.91

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2006, 2005, and 2004
(In thousands)

	2006	2005	2004

Net earnings	$76,343	77,267	122,169

Other comprehensive income, net of effects of
deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising
during period	(4,542)	(13,597)	1,603
Reclassification adjustment for net (gains)
losses included in net earnings	(2,736)	(1,254)	550
Amortization of net unrealized losses
related to transferred securities	25	18	245
Unrealized gains on securities
transferred during period from held to
maturity to available for sale	-	202	167

Net unrealized gains (losses) on securities	(7,253)	(14,631)	2,565

Foreign currency translation adjustments	(178)	130	(127)

Benefit plan liability adjustment:
Change in minimum pension liability	(1,166)	(354)	(472)

Other comprehensive income (loss)	(8,597)	(14,855)	1,966

Comprehensive income	$67,746	62,412	124,135

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2006, 2005, and 2004
(In thousands)

	2006	2005	2004

Common stock:
Balance at beginning of year	$3,613	3,584	3,547
Shares exercised under stock option plan	8	29	37

Balance at end of year	3,621	3,613	3,584

Additional paid-in capital:
Balance at beginning of year	37,923	33,834	29,192
Shares exercised under stock option plan,
net of tax benefits	503	3,094	3,663
Adjustment for stock option liability classification	(2,316)	-	-
Stock option expense	-	995	979

Balance at end of year	36,110	37,923	33,834

Accumulated other comprehensive income:
Unrealized gains on securities:
Balance at beginning of year	10,401	25,032	22,467
Change in unrealized gains (losses) during period	(7,253)	(14,631)	2,565

Balance at end of year	3,148	10,401	25,032

Foreign currency translation adjustments:
Balance at beginning of year	3,300	3,170	3,297
Change in translation adjustments during period	(178)	130	(127)

Balance at end of year	3,122	3,300	3,170

Benefit plan liability adjustment:
Balance at beginning of year	(3,137)	(2,783)	(2,311)
Change in minimum pension liability
adjustment during period	(1,166)	(354)	(472)
Adjustment to initially apply FASB
Statement No. 158, net of tax	(5,698)	-	-

Balance at end of year	(10,001)	(3,137)	(2,783)

Accumulated other comprehensive
income at end of year	(3,731)	10,564	25,419

Retained earnings:
Balance at beginning of year	821,908	745,835	623,666
Net earnings	76,343	77,267	122,169
Stockholder dividends	(1,267)	(1,194)	-

Balance at end of year	896,984	821,908	745,835

Total stockholders' equity	$932,984	874,008	808,672

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005, and 2004
(In thousands)

	2006	2005	2004

Cash flows from operating activities:
Net earnings	$76,343	77,267	122,169
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Universal life and annuity contract interest	213,736	150,692	173,315
Surrender charges and other policy revenues	(31,363)	(27,676)	(26,024)
Realized gains on investments	(2,662)	(9,884)	(3,506)
Accrual and amortization of investment income	(5,443)	(4,114)	(8,373)
Depreciation and amortization	1,516	1,513	1,665
Decrease (increase) in value of derivatives	(27,108)	9,579	13,262
Increase in deferred policy acquisition
and sales inducement costs	(13,740)	(14,476)	(57,278)
Increase in accrued investment income	(3,110)	(3,011)	(4,293)
Decrease (increase) in other assets	(10,016)	(4,969)	2,438
Decrease in liabilities for future policy benefits	(905)	(1,721)	(1,523)
Increase in other policyholder liabilities	11,892	25,320	12,738
Increase in Federal income tax liability	2,770	1,593	30,554
Increase (decrease) in other liabilities	11,739	175	(15,793)
Lawsuit settlement payable	-	-	(9,700)
Cumulative effect of change in accounting
principle, before taxes	-	-	(84,149)
Other	371	802	515

Net cash provided by operating activities	224,020	201,090	146,017

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	-	9,867	8,749
Securities available for sale	36,428	29,211	49,801
Other investments	13,672	22,739	5,427
Proceeds from maturities and redemptions of:
Securities held to maturity	258,051	330,920	322,956
Securities available for sale	104,435	125,225	97,507
Derivatives	37,010	29,329	19,186
Purchases of:
Securities held to maturity	(327,126)	(596,191)	(813,489)
Securities available for sale	(312,584)	(301,898)	(352,638)
Other investments	(44,090)	(40,372)	(30,128)
Principal payments on mortgage loans	11,680	23,727	41,780
Cost of mortgage loans acquired	(6,326)	(9,038)	(13,116)
Decrease (increase) in policy loans	(471)	2,064	1,309
Other	(1,600)	(469)	(673)

Net cash used in investing activities	(230,921)	(374,886)	(663,329)

(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Years Ended December 31, 2006, 2005, and 2004
(In thousands)

	2006	2005	2004

Cash flows from financing activities:
Stockholders dividends	$(1,267)	(1,194)	-
Deposits to account balances for universal life
and annuity contracts	547,469	611,594	936,425
Return of account balances on universal life
and annuity contracts	(521,988)	(458,765)	(439,667)
Issuance of common stock under stock option plan	511	2,948	2,514

Net cash provided by financing activities	24,725	154,583	499,272

Effect of foreign exchange	722	374	24

Net increase (decrease) in cash and short-term
investments	18,546	(18,839)	(18,016)
Cash and short-term investments at beginning of year	31,355	50,194	68,210

Cash and short-term investments at end of year	$49,901	31,355	50,194

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$41	40	48
Income taxes	34,726	37,800	33,078

Noncash investing activities:
Mortgage loans originated to facilitate
the sale of real estate	$900	900	1,360

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

(B) Basis of Presentation. The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include (1) liabilities for future policy benefits, (2) valuation of derivative instruments, (3) recoverability and amortization of deferred policy acquisition costs, (4) valuation allowances for deferred tax assets, (5) other-than-temporary impairment losses on debt securities, and (6) valuation allowances for mortgage loans and real estate.

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

(E) Derivatives. Equity-indexed products combine features associated with traditional fixed annuities and universal life contracts, with the option to have interest rates linked in part to an equity index like the S&P 500 Index®. The equity return component of such policy contracts is identified separately and accounted for as embedded derivatives. The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity or universal life contracts. The host contracts are accounted for under debt instrument type accounting. The host contracts are recorded as discounted debt instruments that are accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates.

The Company purchases over-the-counter indexed options, which are derivative financial instruments, to hedge the equity return component of its equity-indexed annuity and life products. The indexed options act as hedges to match closely the returns on the S&P 500® Composite Stock Price Index ("S&P 500 Index®"). The amounts which may be credited to policyholders are linked, in part, to the returns of the S&P 500 Index®. As a result, changes to policyholders' liabilities are substantially offset by changes in the value of the options. Cash is exchanged upon purchase of the indexed options and no principal or interest payments are made by either party during the option periods. Upon maturity or expiration of the options, cash is paid to the Company based on the S&P 500 Index® performance and terms of the contract.

The Company does not elect hedging accounting relative to derivative instruments. The derivatives are reported at fair value in the accompanying consolidated financial statements. The changes in the values of the indexed options and the changes in the policyholder liabilities are both reflected in the statement of earnings. Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in values, are reflected as net investment income in the statement of earnings. Any changes relative to the embedded derivatives associated with policy contracts are reflected in contract interest in the statement of earnings.

Although there is credit risk in the event of nonperformance by counterparties to the indexed options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings. In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which may further reduce the Company's credit exposure. At December 31, 2006 and 2005, the fair values of indexed options owned by the Company totaled $72.0 million and $39.4 million, respectively.

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

A summary of information relative to deferred policy acquisition costs is provided in the table below.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Deferred policy acquisition costs, beginning of year	$620,129	582,218	558,455

Policy acquisition costs deferred:
Agents' commissions	97,662	96,224	139,095
Other	6,436	6,206	6,916

Total costs deferred	104,098	102,430	146,011

Amortization of deferred policy acquisition costs	(90,358)	(87,955)	(88,733)
Adjustments for unrealized gains and
losses on investment securities	10,095	23,436	1,541
Deferred costs written off due to change in
accounting principle	-	-	(35,056)

Deferred policy acquisition costs, end of year	$643,964	620,129	582,218

A summary of information relative to deferred sales inducement costs is provided in the table below.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Deferred sales inducement costs, beginning of year	$80,450	62,240	40,940

Sales inducement costs deferred	19,813	21,426	28,189
Amortization of sales inducement	(9,101)	(6,484)	(5,256)
Adjustments for unrealized gains and
(losses) on investment securities	1,977	3,268	(1,633)

Deferred sales inducement costs, end of year	$93,139	80,450	62,240

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

(I) Classification. Certain reclassifications have been made to the prior years to conform to the reporting categories used in 2006.

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

A summary of direct premiums and deposits collected is provided below.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Annuity deposits	$485,994	557,940	892,027
Universal life insurance deposits	146,742	133,579	119,554
Traditional life and other premiums	18,046	16,629	15,830

Totals	$650,782	708,148	1,027,411

2.  Statutory accounting practices require commissions and related costs to be expensed as incurred, where as for GAAP, these items are deferred and amortized.

3.   For statutory accounting purposes, liabilities for future policy benefits for life insurance policies are calculated by the net level premium method or the commissioners reserve valuation method. Future policy benefit liabilities for annuities are calculated based on the continuous commissioners annuity reserve valuation method and provisions of Actuarial Guidelines 33 and 35.

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

7.  Compensation costs related to the Company’s stock option plan are not recognized under statutory accounting.

8.  Pension liabilities and net periodic benefit costs are recognized for statutory accounting however in accordance with GAAP a liability or asset is recognized for the under or over funded status of the plans and does include a non-vested component.  Statutory accounting only includes vested benefits.

9.  The asset valuation reserve and interest maintenance reserve, which are investment valuation reserves prescribed by statutory accounting practices, have been eliminated, as they are not required under GAAP.

10.  The recorded value of the life interest in the Libbie Shearn Moody Trust ("Trust") is reported at its initial valuation, net of accumulated amortization, under GAAP. The initial valuation was based on the assumption that the Trust would provide certain income to the Company at an assumed interest rate and is being amortized over 53 years, the life expectancy of Mr. Robert L. Moody at the date he contributed the life interest to the Company. For statutory accounting purposes, the life interest has been valued at $26.4 million, which was computed as the present value of the estimated future income to be received from the Trust. However, this amount was amortized to a valuation of $12.8 million over a seven-year period ended December 31, 1999, in accordance with Colorado Division of Insurance permitted accounting requirements. Prescribed statutory accounting practices provide no accounting guidance for such asset. The statutory admitted value of this life interest at December 31, 2006, is $12.8 million in comparison to a carrying value of $1.9 million in the accompanying consolidated financial statements.

11.  Reconciliations of statutory capital and surplus, as included in the annual statements filed with the Colorado Division of Insurance, to total stockholders' equity as reported in the accompanying consolidated financial statements prepared under GAAP are as follows:

	Stockholders' Equity
	as of December 31,
	2006	2005
	(In thousands)

Statutory capital and surplus	$673,262	598,468
Adjustments:
Difference in valuation of investment in
the Libbie Shearn Moody Trust	(10,840)	(10,528)
Deferral of policy acquisition costs and
sales inducements	737,103	700,579
Adjustment of future policy benefits	(459,838)	(452,872)
Difference in deferred Federal income taxes	(39,467)	(44,867)
Adjustment of securities available for sale to fair value	(16,217)	10,940
Reversal of asset valuation reserve	42,624	46,555
Reversal of interest maintenance reserve	6,607	8,824
Reinstatement of other nonadmitted assets	20,491	17,250
Valuation allowances on investments	1,669	(929)
Difference in pension liability	(10,622)	-
Liability for stock options	(13,215)	-
Other, net	1,427	588

GAAP equity	$932,984	874,008

12.  Reconciliations of statutory net earnings, as included in the annual statements filed with the Colorado Division of Insurance, to the respective amounts as reported in the accompanying consolidated financial statements prepared under GAAP are as follows:

	Net Earnings for the
	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Statutory net earnings	$72,585	60,074	54,216
Adjustments:
Subsidiary earnings before deferred
Federal income taxes and intercompany eliminations	7,555	12,321	8,264
Net deferral of policy acquisition and
sales inducement costs	24,533	29,716	45,239
Adjustment of future policy benefits	(10,555)	(18,568)	42,921
Provision for deferred Federal income taxes	(1,761)	(5,494)	(29,583)
Valuation allowances and other-than-temporary
impairment writedowns on investments	1,123	222	1,022
Increase (decrease) in interest maintenance reserve	(2,217)	(1,179)	881
Stock option compensation expense	(13,076)	(995)	(979)
Asset-backed securities amortization adjustment	-	595	2,739
Deferred tax from capital loss carryforward
recognized for statutory accounting	-	-	(3,096)
Other, net	(1,844)	575	545

GAAP net earnings	$76,343	77,267	122,169

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

The Company adopted Statement No. 123(R), Share-Based Payment ("SFAS 123(R)") as of January 1, 2006. However, because the Company began recognizing stock-based employee compensation cost using the fair value based method of accounting in 2003, the adoption did not have a material impact on the consolidated financial statements of the Company.

Effective March 10, 2006, the Company began accounting for its share-based compensation under the liability classification and measuring the compensation cost using the fair value method at each reporting date.

(L)  New Accounting Pronouncements. In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This Issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities and requires expanded disclosures related to securities with unrealized losses. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company's current policy has generally been to record income only as cash is received following an impairment of a debt security. The application of this Issue was required for reporting periods beginning after June 15, 2004. In September 2004, the FASB approved FASB Staff Position EITF 03-1-1, which deferred the effective date for the recognition and measurement guidance contained in EITF 03-1 until certain issues were resolved. On November 3, 2005, the FASB issued FASB Staff Position ("FSP") Nos. SFAS 115-1 and SFAS 124-1 titled The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullifies certain requirements of EITF 03-1 and carries forward certain requirements and disclosures. The guidance in this FSP is to be applied to reporting periods beginning after December 15, 2005. The Company has adopted the disclosure provisions and has included the required disclosures. The Company adopted FSP Nos. SFAS 115-1 and SFAS 124-1 as of the beginning of fiscal year 2006, and the FSP did not have a material impact on the consolidated financial statements of the Company.

In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company will have an impact related to the adoption of SOP 05-1 related to contracts which have annuitized and relative to reinstatements of contracts in that the unamortized deferred acquisition costs and deferred sales inducement assets must be released at the time of annuitization and may not be continued related to reinstatements. The effect of this SOP on beginning retained earnings as of January 1, 2007 is expected to be a decrease of $2.2 million, net of tax.

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

Following is the incremental impact of applying SFAS No. 158 on individual line items in the consolidated balance sheet at December 31, 2006.

	Before		After
	Application of		Application of
	Statement 158	Adjustments	Statement 158
	(In thousands)

Other liabilities	$71,914	8,766	80,680
Federal income tax liability, deferred	35,275	(3,068)	32,207
Total liabilities	5,754,761	5,698	5,760,459
Accumulated other comprehensive income	1,967	(5,698)	(3,731)
Total stockholders’ equity	938,682	(5,698)	932,984

In September 2006, the staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretations in this SAB express the staff's views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB should be applied beginning with the first fiscal year ending after November 15, 2006, with early adoption encouraged. The adoption of SAB No. 108 did not impact the financial position and results of operations of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

(2) DEPOSITS WITH REGULATORY AUTHORITIES

The following assets were on deposit with state and other regulatory authorities as required by law at the end of each year.

	December 31,
	2006	2005
	(In thousands)

Debt securities held to maturity	$13,757	14,146
Debt securities available for sale	612	606
Short term investments	501	223

Totals	$14,870	14,975

(3) INVESTMENTS

(A) Investment Income

The major components of net investment income are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Gross investment income:
Debt securities	$306,129	293,502	276,624
Mortgage loans	8,480	9,676	12,510
Policy loans	6,354	6,409	6,483
Derivative gains (losses)	43,279	(10,988)	11,988
Other investment income	18,407	13,975	10,351

Total investment income	382,649	312,574	317,956
Investment expenses	2,881	2,361	2,113

Net investment income	$379,768	310,213	315,843

As of December 31, 2006 and 2004 mortgage loans totaling $4.8 million and $0.6 million were on non-accrual status, respectively. The Company had no mortgage loans on non-accrual status as of December 31, 2005. Interest income not recognized for past due loans totaled approximately $0.4 million in 2006. There were no reductions in interest income in 2005, however reductions of $0.4 million and $0.01 million associated with non-performing mortgage loans were noted in 2006 and 2004, respectively. The Company had real estate investments that were non-income producing for the preceding twelve months totaling $2.9 million and $1.9 million at December 31, 2006 and 2005, respectively.

The Company had investments in debt securities with carrying values totaling $1.0 million and $7.6 million as of December 31, 2006 and 2005, respectively that have not produced income for the preceding 12 months. Reductions in interest income associated with nonperforming investments in debt securities totaled $0.1 million, $1.0 million, and $1.1 million in 2006, 2005, and 2004, respectively.

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

	December 31, 2006		December 31, 2005
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Geographic Region:
West South Central	$68,528	66.3	$68,413	61.8
Mountain	10,787	10.5	15,831	14.3
Pacific	10,684	10.3	11,342	10.3
South Atlantic	4,718	4.6	4,838	4.4
All other	8,608	8.3	10,215	9.2

Totals	$103,325	100.0	$110,639	100.0

	December 31, 2006		December 31, 2005
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Property Type:
Retail	$70,922	68.7	$75,545	68.3
Office	22,730	22.0	24,536	22.2
Land/Lots	3,015	2.9	3,725	3.4
Hotel/Motel	6,649	6.4	6,797	6.1
All other	9	-	36	-

Totals	$103,325	100.0	$110,639	100.0

Mortgage loans with carrying values totaling $4.8 million were considered impaired as of December 31, 2006. No mortgage loans were considered impaired as of December 31, 2005. For the years ended December 31, 2006, 2005, and 2004, average investments in impaired mortgage loans were $0.3 million, $0.1 million, and $4.7 million, respectively. Interest income recognized on impaired loans for the years ended December 31, 2006 and 2004, was $76,000 and $0.9 million, respectively and none for the year ended December 31, 2005. Impaired loans are typically placed on nonaccrual status, and no interest income is recognized. However, if cash is received on the impaired loan, it is applied to principal and interest on past due payments, beginning with the most delinquent payment.

At December 31, 2006 and 2005, the Company owned investment real estate totaling $12.1 million and $13.4 million, respectively, which is reflected in other long-term investments in the accompanying consolidated financial statements. The Company records real estate at the lower of cost or fair value less estimated costs to sell. Real estate values are monitored and evaluated at least annually by the use of independent appraisals or internal evaluations. Changes in market values affecting carrying values are recorded as a valuation allowance which is reflected in realized gains or losses on investments. For the year ended December 31, 2004, the Company recorded a net gain on real estate due to increases in market values totaling $0.8 million. Additional gains totaling $0.7 million and $0.6 million were recorded for the year ended December 31, 2005 and 2004, respectively, as a result of releasing allowances related to properties sold.

(C) Investment Gains and Losses

The table below presents realized gains and losses and changes in unrealized gains and losses on investments for 2006, 2005, and 2004. Changes in unrealized gains and losses on investment securities available for sale are net of the effects of deferred costs and taxes.

		Change in
	Realized	Unrealized
	Investments	Investment
	Gains	Gains (Losses)
	(Losses)	From Prior Year
	(In thousands)

Year Ended December 31, 2006:
Securities held to maturity	$26	(35,078)
Securities available for sale	4,110	(7,253)
Real estate	626	-
Other	(2,100)	-

Totals	$2,662	(42,331)

Year Ended December 31, 2005:
Securities held to maturity	$628	(93,709)
Securities available for sale	2,176	(14,631)
Real estate	6,713	-
Other	367	-

Totals	$9,884	(108,340)

Year Ended December 31, 2004:
Securities held to maturity	$2,490	(10,353)
Securities available for sale	(846)	2,565
Other	1,862	-

Totals	$3,506	(7,788)

(D) Debt and Equity Securities

The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 2006.

	Securities Held to Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Treasury and other U.S.
government corporations
and agencies	$401,662	614	8,641	393,635

States and political subdivisions	13,282	18	145	13,155

Foreign governments	19,921	219	95	20,045

Public utilities	349,994	7,952	6,094	351,852

Corporate	1,171,088	13,406	21,061	1,163,433

Mortgage-backed	1,552,611	3,827	25,693	1,530,745

Asset-backed	94,876	1,037	1,153	94,760

Totals	$3,603,434	27,073	62,882	3,567,625
	Securities Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Treasury and other U.S.
government corporations
and agencies	$45,893	17	-	45,910

States and political subdivisions	43,090	2,353	98	45,345

Foreign governments	10,526	162	54	10,634

Public utilities	277,691	2,146	6,181	273,656

Corporate	1,221,165	18,420	25,911	1,213,674

Mortgage-backed	269,685	1,203	5,966	264,922

Asset-backed	26,977	369	122	27,224

Equity securities	12,427	8,927	151	21,203

Totals	$1,907,454	33,597	38,483	1,902,568

The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 2005.

	Securities Held to Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
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

In addition, the Company is exposed to credit risk which is continually monitored relating to security holdings. Credit risk is the risk that an issuer of a security will not be able to fulfill their obligations relative to a security payment schedule. The Company has reviewed relative information for all issuers in an unrealized loss position at December 31, 2006 including market pricing history, credit ratings, analyst reports as well as data provided by issuers themselves to conclude on each specific issuer and make the determination relating to other-than-temporary impairment. For the securities that have not been impaired at December 31, 2006, the Company has the ability and intent to hold these securities until recovery in fair value and expects to receive all amounts due relative to principal and interest.

The Company held in its investment portfolio below investment grade debt securities totaling $146.6 million and $170.5 million at December 31, 2006 and 2005, respectively. These amounts represent 2.5% and 3.1% of total invested assets for December 31, 2006 and 2005, respectively. Below investment grade holdings are the result of downgrades subsequent to purchase, as the Company only invests in high quality securities with ratings quoted as investment grade. Below investment grade securities generally have greater default risk than higher rated corporate debt. The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers. For the years ended December 31, 2006, 2005, and 2004, the Company recorded realized losses totaling $0.1 million, $2.0 million, and $3.6 million, respectively, for other-than-temporary impairment writedowns on investments in debt securities.

The following table shows the gross unrealized losses and fair values of the Company's investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2006.

	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. government agencies	$84,630	544	260,838	8,097	345,468	8,641

State and political
subdivisions	9,945	55	11,579	188	21,524	243

Foreign governments	11,861	108	3,234	41	15,095	149

Public utilities	111,575	946	264,522	11,329	376,097	12,275

Corporate	394,499	5,937	955,626	41,035	1,350,125	46,972

Mortgage-backed	313,895	4,130	1,033,452	27,529	1,347,347	31,659

Asset-backed	12,809	52	29,052	1,223	41,861	1,275

Debt securities	939,214	11,772	2,558,303	89,442	3,497,517	101,214

Equity securities	1,633	18	2,372	133	4,005	151

Total temporarily
impaired securities	$940,847	11,790	2,560,675	89,575	3,501,522	101,365

Debt securities. The gross unrealized losses for debt securities are made up of 414 individual issues, or 57% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages above 97.2%. Of the 414 securities, 160, or approximately 39%, fall in the 12 months or greater aging category; of the debt securities 397 were rated investment grade at December 31, 2006. Additional information on debt securities by investment category is summarized below.

U.S. treasury and U.S. government corporations and agencies. The unrealized losses on these investments were caused by interest rate volatility. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par, and the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. All of these securities are rated AAA. The Company does not consider these investments to be other than temporarily impaired at December 31, 2006.

State and political subdivisions. The unrealized losses on these investments are the result of holdings in eight securities. Of these securities, seven are in an unrealized loss position for greater than 12 months, for which the market value as a percent of book value is 98.4%. Based on these facts and the Company's intent to hold to maturity, no other-than-temporary loss was recognized as of December 31, 2006.

Foreign government. Only two securities are reflected in this category. One investment grade bond purchased at a premium is in the greater than 12 months category but is priced above $100.00. The other security in an unrealized loss position is also investment grade and priced above $98. At this time the Company considers this unrealized loss as temporary.

Public utilities. The market value as a percent of the amortized cost is above 93% for each individual security except one security priced at approximately $88; however, this security has been in this position for less than 12 months and is considered investment grade. Of the 61 securities, all are rated BBB or above except one, which, though rated below investment grade, is priced at $100.00. At this time, the Company does not consider any of these unrealized losses as other-than-temporary.

Corporate bonds. A total of 170 securities fall into this category with only eleven rated below investment grade. Of the 159 that are investment grade, all have a market value as a percent of amortized cost of at least 91%. Of those rated below investment grade, one security has been written down due to other-than-temporary impairment. Of the remaining securities all have been reviewed based on the monitoring procedures described previously including review of credit ratings, analyst reports, and issuer information and are not considered other-than-temporarily impaired at December 31, 2006.

Mortgage-backed securities. These securities are all rated AAA and priced at $91.00 or above. The Company generally purchased these investments at a discount relative to their face amount and it is expected that the securities will not be settled at a price less than the stated par. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Asset-backed securities. Of these securities, six are priced above $94.00 and are not considered impaired. The other three securities are all monitored under SOP 03-3 and SFAS No. 115-1 impairment guidance and based on the cash flow analysis only one security was impaired during the third quarter of 2006.

Equity securities. The gross unrealized losses for equity securities are made up of nine individual issues. These holdings are reviewed for impairment quarterly. As of December 31, 2006, no impairment is deemed necessary.

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

The amortized cost and fair value of investments in debt securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities		Debt Securities
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Due in 1 year or less	$195,683	197,102	76,322	76,731

Due after 1 year through 5 years	243,602	252,564	357,777	370,657

Due after 5 years through 10 years	1,056,278	1,034,803	1,185,874	1,167,462

Due after 10 years	102,802	104,750	335,974	327,270
	1,598,365	1,589,219	1,955,947	1,942,120

Mortgage and asset-backed securities	296,662	292,146	1,647,487	1,625,505

Total	$1,895,027	1,881,365	3,603,434	3,567,625

The Company uses the specific identification method in computing realized gains and losses. Proceeds from sales of securities available for sale during 2006, 2005, and 2004 totaled $36.4 million, $29.2 million, and $49.8 million, respectively. Gross gains and losses realized on those sales are detailed below.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Gross realized gains	$4,587	3,930	2,600
Gross realized losses	(433)	(255)	(451)

Net realized gains	$4,154	3,675	2,149

No held to maturity securities were transferred or sold during 2006. Due to a significant decline in credit quality, the Company transferred debt securities totaling $7.0 million in 2005 and $35.9 million in 2004 from held to maturity to the available for sale portfolio. Net unrealized gains of $0.2 million in both 2005 and 2004, related to these transferred securities are included as a separate component of accumulated other comprehensive income. Due to significant credit deterioration, bonds from the held to maturity portfolio were sold during 2005 and 2004. The amortized cost of these bonds sold totaled $10.0 million and $8.1 million, which resulted in realized gains of $0.9 million and $0.6 million for 2005 and 2004, respectively.

Except for U.S. government agency mortgage-backed securities, the Company had no other investments in any entity in excess of 10% of stockholders' equity at December 31, 2006 or 2005.

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

	Net Unrealized Gains (Losses)
	as of December 31,
	2006	2005	2004
	(In thousands)

Beginning unamortized losses from transfers	$(104)	(122)	(367)

Amortization of net unrealized losses related
to transferred securities, net of effects of
deferred costs and taxes	25	18	245

Ending unamortized losses from transfers	$(79)	(104)	(122)

(F) Net Unrealized Gains on Available for Sale Securities

Net unrealized gains on investment securities included in stockholders' equity at December 31, 2006 and 2005, are as follows:

	December 31,
	2006	2005
	(In thousands)

Gross unrealized gains	$33,597	43,569
Gross unrealized losses	(38,483)	(25,094)
Adjustments for:
Deferred costs	9,849	(2,314)
Deferred Federal income tax expense	(1,736)	(5,656)

	3,227	10,505
Net unrealized losses related to securities
transferred to held to maturity	(79)	(104)

Net unrealized gains on investment securities	$3,148	10,401

(4) REINSURANCE

Effective January 1, 2004, the Company began reinsuring any risk on any one life in excess of $250,000, subject to a minimum session of $50,000. The Company's general policy prior to December 31, 2003 was to reinsure that portion of any risk in excess of $200,000 on the life of any one individual. The Company is party to several reinsurance agreements. Total life insurance in force was $15.9 billion and $14.7 billion at December 31, 2006 and 2005, respectively. Of these amounts, life insurance in force totaling $4.1 billion and $3.5 billion was ceded to reinsurance companies, primarily on a yearly renewable term basis, at December 31, 2006 and 2005, respectively. In accordance with the reinsurance contracts, reinsurance receivables including amounts related to claims incurred but not reported and liabilities for future policy benefits totaled $16.5 million and $9.7 million at December 31, 2006 and 2005, respectively. Premiums and contract revenues were reduced by $13.5 million, $12.3 million, and $13.0 million for reinsurance premiums incurred during 2006, 2005, and 2004, respectively. Benefit expenses were reduced by $17.7 million, $8.2 million, and $6.4 million, for reinsurance recoveries during 2006, 2005, and 2004, respectively. A contingent liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to meet their obligations under the existing agreements. The Company does not assume reinsurance.

(5) FEDERAL INCOME TAXES

Total Federal income taxes for 2006, 2005, and 2004 were allocated as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Taxes (benefits) on earnings from continuing operations:
Current	$38,711	32,874	34,441
Deferred	1,761	6,744	131

Taxes on earnings before cumulative effect of
change in accounting principle	40,472	39,618	34,572
Taxes on cumulative effect of change in accounting
principle	-	-	29,452

Taxes on earnings	40,472	39,618	64,024

Taxes (benefits) on components of stockholders' equity:
Net unrealized gains and losses on
securities available for sale	(3,905)	(7,879)	1,381
Foreign currency translation adjustments	(96)	70	(69)
Minimum pension liability adjustment	(5,385)	(191)	(254)
Tax benefit from exercise of stock options	-	(1,170)	(1,186)

Total Federal income taxes	$31,086	30,448	63,896

The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate to earnings before Federal income taxes. The reasons for the differences and the corresponding tax effects are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Income tax expense at statutory rate	$40,885	40,910	35,715
Tax-exempt income	(2,003)	(1,719)	(1,594)
Other	1,590	427	451

Taxes on earnings from continuing operations	$40,472	39,618	34,572

There were no deferred taxes attributable to enacted tax rate changes for the years ended December 31, 2006, 2005, and 2004.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below.

	December 31,
	2006	2005
	(In thousands)
Deferred tax assets:
Future policy benefits, excess of financial
accounting liabilities over tax liabilities	$188,466	187,388
Debt securities writedowns for financial
accounting purposes	8,043	8,436
Capital loss carryforward	508	152
Pension liabilities	5,812	1,689
Real estate, principally due to writedowns
for financial accounting purposes	1,129	1,409
Accrued operating expenses recorded for financial
accounting purposes not currently tax deductible	6,450	746
Mortgage loans, principally due to valuation
allowances for financial accounting purposes	735	-
Accrued and unearned investment income
recognized for tax purposes and deferred for
financial accounting purposes	160	223
Other	90	464

Total gross deferred tax assets	211,393	200,507

Deferred tax liabilities:
Deferred policy acquisition and sales inducement
costs, principally expensed for tax purposes	(229,978)	(223,576)
Net unrealized gains on securities available for sale	(1,695)	(5,600)
Debt securities, principally due to deferred
market discount for tax	(2,520)	(3,492)
Foreign currency translation adjustments	(3,297)	(2,781)
Fixed assets, due to different basis’s	(3,275)	(2,264)
Real estate, principally due to differences in tax and
financial accounting for depreciation	(176)	(529)
Other	(2,659)	-

Total gross deferred tax liabilities	(243,600)	(238,242)

Net deferred tax liabilities	$(32,207)	(37,735)

There was no valuation allowance for deferred tax assets at December 31, 2006 and 2005. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

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

(6) TRANSACTIONS WITH CONTROLLING STOCKHOLDER AND AFFILIATES

(A) Life Interest in Libbie Shearn Moody Trust

The Company's wholly-owned subsidiary, NWL Services, Inc., is the beneficial owner of a life interest (1/8 share) in the net income of the trust estate of Libbie Shearn Moody ("Trust") which was previously owned by Robert L. Moody, Chairman of the Board of Directors of the Company. The Company has issued term insurance policies on the life of Mr. Moody which are reinsured through agreements with unaffiliated insurance companies. The Company is the beneficiary of these policies for an amount equal to the statutory admitted value of the Trust, which was $12.8 million at December 31, 2006. The excess of the $27.0 million face amount of the reinsured policies over the statutory admitted value of the Trust has been assigned to Mr. Moody. The recorded net asset values in the accompanying consolidated financial statements for the life interest in the Trust are as follows:

	December 31,
	2006	2005
	(In thousands)

Original valuation of life interest at February 26, 1960	$13,793	13,793
Less accumulated amortization	(11,858)	(11,546)

Carrying basis at year end	$1,935	2,247

Income from the Trust and related expenses reflected in the accompanying consolidated statements of earnings are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Income distributions	$4,500	3,915	3,738
Deduct:
Amortization	(312)	(308)	(306)
Reinsurance premiums	(807)	(807)	(701)

Net income from life interest in the Trust	$3,381	2,800	2,731

(B) Common Stock

Robert L. Moody, Chairman of the Board of Directors, owns 198,074 of the total outstanding shares of the Company's Class B common stock and 1,159,096 of the Class A common stock as of December 31, 2006.

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

Obligations and Funded Status

	December 31,
	2006	2005
	(In thousands)
Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$17,452	16,398
Service cost	691	685
Interest cost	1,021	974
Actuarial loss	(67)	258
Benefits paid	(840)	(863)

Projected benefit obligations at end of year	18,257	17,452

Changes in plan assets:
Fair value of plan assets at beginning of year	12,808	11,779
Actual return on plan assets	1,175	274
Contributions	1,010	1,618
Benefits paid	(840)	(863)

Fair value of plan assets at end of year	14,153	12,808

Funded status at end of year	$(4,104)	(4,644)

December 31,
2006
(In thousands)
Amounts recognized in the Company's consolidated
financial statements:
Assets	$-
Liabilities	(4,104)

Net amount recognized	$(4,104)

Amounts recognized in accumulated other
comprehensive income:
Net loss	$5,532
Prior service cost	35

Net amount recognized	$5,567

The accumulated benefit obligation was $17.0 million and $16.1 million at December 31, 2006 and 2005, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Components of net periodic benefit costs:
Service cost	$691	685	591
Interest cost	1,021	974	925
Expected return on plan assets	(947)	(910)	(834)
Amortization of prior service cost	4	4	4
Amortization of net loss	352	331	283

Net periodic benefit cost	$1,121	1,084	969

Assumptions

	December 31,
	2006	2005
Weighted-average assumptions used to determine
benefit obligations:
Discount rate	6.00%	6.00%
Rate of compensation increase	4.50%	4.50%

	December 31,
	2006	2005	2004

Weighted-average assumptions used to determine
net periodic benefit cost:
Discount rate	6.00%	6.00%	6.25%
Expected long-term return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	4.50%	4.50%	4.50%

The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on long-term investment policy of the plan and the various classes of invested funds, based on the input of the plan's investment advisors and consulting actuary and the plan's historic rate of return. As of December 31, 2006, the plan's average 10-year and inception-to-date returns were 6.74% and 7.87%, respectively.

Plan Assets

The plan's weighted-average asset allocations by asset category are as follows:

	December 31,
	2006	2005	2004

Asset Category
Equity securities	60%	57%	58%
Debt securities	35%	34%	34%
Cash and cash equivalents	5%	9%	8%

Total	100%	100%	100%

The Company has established and maintains an investment policy statement for the assets held in the plan's trust. The investment strategies are of a long-term nature and are designed to meet the following objectives:

•	ensure that funds are available to pay benefits as they become due
•	set forth an investment structure detailing permitted assets and expected allocation ranges among classes
•	insure that plan assets are managed in accordance with ERISA

The investment policy statement sets forth the following acceptable ranges for each asset's class.

Asset Category	Acceptable Range
Equity securities	55-65%
Debt securities	30-40%
Cash	0-15%

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

Contributions

The Company expects to contribute $1.8 million to the plan in 2007.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2007	$942
2008	1,021
2009	1,067
2010	1,139
2011	1,235
2012-2016	6,610

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

A detail of plan disclosures related to the amendments of the original plan and the additional two plans is provided below:

Obligations and Funded Status

	December 31,
	2006	2005
	(In thousands)
Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$8,970	3,525
Service cost	1,631	1,295
Interest cost	708	292
Plan amendments	-	4,629
Actuarial loss	3,525	(210)
Benefits paid	(1,138)	(561)

Projected benefit obligations at end of year	13,696	8,970

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Contributions	1,138	561
Benefits paid	(1,138)	(561)

Fair value of plan assets at end of year	-	-

Funded status at end of year	$(13,696)	(8,970)

December 31,
2006
(In thousands)
Amounts recognized in the Company's consolidated
financial statements:
Assets	$-
Liabilities	(13,696)

Net amount recognized	$(13,696)

Amounts recognized in accumulated other
comprehensive income:
Net loss	$3,679
Prior service cost	4,630

Net amount recognized	$8,309

The accumulated benefit obligation was $10.5 million and $6.0 million at December 31, 2006 and 2005, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,631	1,295	422
Interest cost	708	292	178
Amortization of prior service cost	1,040	647	291
Amortization of net loss	182	-	5

Net periodic benefit cost	$3,561	2,234	896

Assumptions

	December 31,
	2006	2005
Weighted-average assumptions used to determine
benefit obligations:
Discount rate	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%

	December 31,
	2006	2005	2004

Weighted-average assumptions used to determine
net periodic benefit costs:
Discount rate	6.00%	6.00%	6.25%
Expected long-term return on plan assets	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%

The plan is unfunded and therefore no assumption has been made related to the expected long-term return on plan assets.

Plan Assets

The plan is unfunded and therefore had no assets at December 31, 2006 or 2005.

Contributions

The Company expects to contribute $1.4 million to the plan in 2007.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2007	$1,456
2008	1,710
2009	1,896
2010	1,892
2011	1,888
2012-2016	9,442

The Company expects to recognize $1.1 million of net prior service cost and $0.5 million of net loss as net periodic pension cost in 2007 for the defined benefit plans.

(B) Defined Contribution Pension Plans

In addition to the defined benefit pension plans, the Company sponsors a qualified 401(k) plan for substantially all employees and a non-qualified deferred compensation plan primarily for senior officers. The Company makes annual contributions to the 401(k) plan of two percent of each employee's compensation. Additional Company matching contributions of up to two percent of each employee's compensation are also made each year based on the employee's personal level of salary deferrals to the plan. All Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2006, 2005, and 2004, Company contributions totaled $423,000, $410,000, and $398,000, respectively.

The non-qualified deferred compensation plan was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional Company contributions. Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2006, 2005, and 2004, Company contributions totaled $32,000, $50,000, and $78,000, respectively.

(C)  Defined Benefit Postretirement Plans

The Company sponsors two health care plans that were amended in 2004 to provide postretirement benefits to certain fully-vested individuals. The plans are unfunded. The Company uses a December 31 measurement date for the plans. A detail of plan disclosures related to these plans is provided below:

Obligations and Funded Status

	December 31,
	2006	2005
	(In thousands)
Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$1,746	1,671
Interest cost	117	100
Actuarial gain	244	(8)
Benefits paid	(54)	(17)

Projected benefit obligations at end of year	2,053	1,746

Changes in plan assets:
Fair value of plan assets at beginning of year	-	-
Contributions	54	17
Benefits paid	(54)	(17)

Fair value of plan assets at end of year	-	-

Funded status at end of year	$(2,053)	(1,746)

December 31,
2006
(In thousands)
Amounts recognized in the Company's consolidated
financial statements:
Assets	$-
Liabilities	(2,053)

Net amount recognized	$(2,053)

Amounts recognized in accumulated other
comprehensive income:
Net gain	$221
Prior service cost	1,289

Net amount recognized	$1,510

Components of Net Periodic Benefit Cost
	December 31,
	2006	2005
	(In thousands)

Components of net periodic benefit cost:
Interest cost	$117	100
Amortization of prior service costs	103	103

Net periodic benefit cost	$220	203

Assumptions

A weighted-average discount rate assumption of 6% was used to determine benefit obligations and net periodic benefit cost as of and for the years ended December 31, 2006 and 2005. No assumption was made related to the expected long-term return on plan assets as the plan is unfunded.

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007 and future years.

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A 1% point change in assumed health care cost trend rates would have the following effects for the years ended December 31:

	2006		2005
	1% Point	1% Point	1% Point	1% Point
	Increase	Decrease	Increase	Decrease
	(In thousands)
Effect on total of service and interest
cost components	$27	(20)	28	(20)

Effect on postretirement benefit obligation	$468	(357)	503	(346)

Plan Assets

The plans are unfunded and therefore had no assets at December 31, 2006 and 2005.

Contributions

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2007	$24
2008	26
2009	28
2010	30
2011	33
2012-2016	207

The Company expects to recognize $1.1 million of net prior service cost and $0.5 million of net loss as net periodic benefit cost in 2007 for the defined benefit plans.

(8) SHORT-TERM BORROWINGS

The Company has available a $40 million bank line of credit primarily for cash management purposes relating to investment transactions. The Company is required to maintain a collateral security deposit in trust with the sponsoring bank equal to 120% of any outstanding liability. The Company had no outstanding liabilities or collateral security deposits with the bank at December 31, 2006 or 2005.

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

The Company has been a plaintiff in various lawsuits and has entered into agreements to settle some of these lawsuits or a portion of these lawsuits. As a result of these settlements, the Company received $5.5 million, which is included in the Company’s revenues and pre-tax earnings for the year ended December 31, 2006.

The Company is a defendant in three class action lawsuits, and one class has been certified regarding an alleged violation of section 17200 of the California Business and Professions Code. Management believes that the Company has good and meritorious defenses and intends to continue to vigorously defend itself against these claims.

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts, assuming that the amounts are fully advanced and that collateral or other security is of no value. Commitments to extend credit are legally binding agreements to lend to a customer that generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments do not necessarily represent future liquidity requirements, as some could expire without being drawn upon. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company controls the credit risk of these transactions through credit approvals, limits, and monitoring procedures. The Company had commitments to extend credit relating to mortgage loans totaling $5.8 million at December 31, 2006. The Company evaluates each customer's creditworthiness on a case-by-case basis. In addition, the Company had commitments at December 31, 2006, of approximately $8.0 million which were approved by the Company’s Board of Directors for the construction of a nursing home facility in Central Texas.

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

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations. The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities. As of December 31, 2006 and 2005, liabilities for guaranty association assessments totaled $1.7 million and $2.1 million, respectively. Other operating expenses related to state guaranty association assessments were minimal for the years ended December 31, 2006, 2005, and 2004.

(D) Leases

The Company leases its executive office building and various computer and other office related equipment under operating leases. Rental expenses for these leases for the years ended December 31, 2006, 2005, and 2004 were $0.9 million, $0.9 million, and $1.0 million, respectively. Total future annual lease obligations as of December 31, 2006, are as follows (in thousands):

2007	$808
2008	650
2009	650
2010	217
2011	-
2012 and thereafter, in aggregate	-

Total	$2,325

(E) Compensation Plan

Effective January 1, 2006, the Company implemented a Non-Qualified Deferred Compensation Plan to provide incentive bonuses to eligible agents. Agents qualify for participation by meeting certain sales goals each year. Company contributions are subject to a vesting schedule based on the agents’ years of qualification in the plan. The Company expects to contribute $0.4 million to the plan in 2007.

(10) STOCKHOLDERS' EQUITY

(A) Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Common stock shares outstanding:
Shares outstanding at beginning of year	3,613	3,584	3,547
Shares exercised under stock option plan	8	29	37

Shares outstanding at end of year	3,621	3,613	3,584

(B) Dividend Restrictions

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The restrictions are based on statutory earnings and surplus levels of the Company. The maximum dividend payment which may be made without prior approval in 2007 is $70.1 million. On August 18, 2006, the Board of Directors of the Company declared a cash dividend to stockholders on record October 31, 2006 and payable November 29, 2006. The dividends approved were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders.

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

(D) Share-Based Payments

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

Through December 31, 2005, the Company classified the Plan as equity awards, and as such, utilized the grant date fair value method to measure compensation. Effective March 10, 2006, as more fully described below, the Company's Plan classification was changed to liability and accordingly, the Company began using the current fair value method to measure compensation cost. Nonqualified stock options were not issued in 2006 or 2005. The Committee approved the issuance of nonqualified stock options to selected officers of the Company during 2004 totaling 56,750. Additionally, during 2004 the Committee granted 10,000 nonqualified, nondiscretionary stock options to Company directors. The directors' stock options vest 20% annually following one full year of service to the Company from the date of grant. The officers' stock options vest 20% annually following three full years of service to the Company from the date of grant. The exercise prices of the stock options were set at the fair market values of the common stock on the dates of grant. A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
	Shares		Weighted-
	Available		Average
	For Grant	Shares	Exercise Price

Balance at December 31, 2003	85,507	159,173	$82.67
Stock Options:
Granted	(66,750)	66,750	150.00
Exercised	-	(37,530)	66.55
Forfeited	1,530	(1,530)	94.83

Balance at December 31, 2004	20,287	186,863	109.86
Stock Options:
Exercised	-	(28,984)	67.38
Forfeited	920	(920)	123.58

Balance at December 31, 2005	21,207	156,959	117.62
Stock Options:
Exercised	-	(23,224)	81.83
Forfeited	5,270	(5,270)	144.29

Balance at December 31, 2006	26,477	128,465	$123.00

The total intrinsic value of options exercised was $3.3 million, $3.3 million, and $3.4 million for the years ended December 31, 2006, 2005, and 2004, respectively. The total share-based liabilities paid were $2.2 million for the year ended 2006.

A summary of vested and exercisable options and weighted-average exercise prices is detailed below.

	Years Ended December 31,
	2006	2005	2004

Vested and exercisable options	56,229	68,023	77,489
Weighted-average exercise prices	$103.47	96.21	83.55

The following table summarizes information about stock options outstanding at December 31, 2006.

	Options Outstanding
		Weighted-
		Average
	Number	Remaining	Options
	Outstanding	Contractual Life	Exercisable
Exercise prices:
$85.13	1,581	0.3 years	1,581
105.25	20,630	1.3 years	20,630
112.38	6,800	1.5 years	6,800
92.13	30,954	4.3 years	16,218
95.00	7,200	4.5 years	7,200
150.00	61,300	7.4 years	3,800

Totals	128,465		56,229

Aggregate intrinsic value
(in thousands)	$13,764		$7,122

The aggregate intrinsic value in the table above is based on the closing stock price of $230.14 per share on December 31, 2006.

In estimating the fair value of the options outstanding at December 31, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

Expected term of options	2 to 6 years
Expected volatility:
Range	15.60% to 24.43%
Weighted-average	19.81%
Expected dividends	-
Risk-free rate:
Range	4.69% to 5.01%
Weighted-average	4.8%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise. Volatility is based on historical volatility over the expected term.

The pre-tax compensation cost recognized in the financial statements related to the Plan was $13.1 million, $0.9 million, and $0.9 million for the years ended December 31, 2006, 2005, and 2004, respectively. The related tax benefit recognized was $4.6 million and $0.2 million for the years ended December 31, 2006 and 2005, respectively.

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

As of December 31, 2006, the total compensation cost related to nonvested options not yet recognized was $2.9 million. This amount is expected to be recognized over a weighted-average period of 2 years. The Company recognizes compensation cost over the graded vesting periods.

As of December 31, 2006 and 2005, the total cash received from the exercise of options under the Plan was $0.5 million and $2.0 million, respectively.

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

	Years Ended December 31,
	2006	2005	2004
	(In thousands except per share amounts)
Numerator for Basic and Diluted Earnings Per Share:
Earnings from continuing operations
available to common stockholders
before and after assumed conversions:
Earnings before cumulative effect of change
in accounting principle	$76,343	77,267	67,472
Cumulative effect of change in accounting principle	-	-	54,697

Net earnings	$76,343	77,267	122,169

Denominator:
Basic earnings per share -
weighted-average shares	3,620	3,603	3,565
Effect of dilutive stock options	36	35	38

Diluted earnings per share -
adjusted weighted-average shares
for assumed conversions	3,656	3,638	3,603

Basic Earnings Per Share:
Earnings before cumulative effect of change
in accounting principle	$21.09	21.45	18.93
Cumulative effect of change in accounting principle	-	-	15.34

Net earnings	$21.09	21.45	34.27

Diluted Earnings Per Share:
Earnings before cumulative effect of change
in accounting principle	$20.88	21.24	18.73
Cumulative effect of change in accounting principle	-	-	15.18

Net earnings	$20.88	21.24	33.91

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

SFAS No. 130 affects the Company's reporting presentation of certain items such as foreign currency translation adjustments, unrealized gains and losses on investment securities, and minimum pension liabilities. These items are reflected as components of other comprehensive income, as reported in the accompanying consolidated financial statements. Components of other comprehensive income and the related tax effect are provided below for 2006, 2005, and 2004.

	Amounts	Tax	Amounts
	Before	(Expense)	Net of
	Taxes	Benefit	Taxes
	(In thousands)

2006:
Unrealized gains (losses) on securities, net of effects
of deferred costs of $(12,702):
Net unrealized holding losses
arising during period	$(6,988)	2,446	(4,542)
Reclassification adjustment for net
gains included in net earnings	(4,209)	1,473	(2,736)
Amortization of net unrealized losses
related to transferred securities	39	(14)	25

Net unrealized losses on securities	(11,158)	3,905	(7,253)

Foreign currency translation adjustments	(274)	96	(178)
Minimum pension liability adjustment	(1,793)	627	(1,166)

Other comprehensive income (loss)	$(13,225)	4,628	(8,597)
2005:
Unrealized gains (losses) on securities, net of effects
of deferred costs of $(26,704):
Net unrealized holding gains
arising during period	$(20,919)	7,322	(13,597)
Reclassification adjustment for net
losses included in net earnings	(1,930)	676	(1,254)
Amortization of net unrealized losses
related to transferred securities	28	(10)	18
Unrealized gains on securities transferred
during period from held to maturity
to available for sale	311	(109)	202

Net unrealized gains on securities	(22,510)	7,879	(14,631)

Foreign currency translation adjustments	200	(70)	130
Minimum pension liability adjustment	(545)	191	(354)

Other comprehensive income	$(22,855)	8,000	(14,855)

	Amounts	Tax	Amounts
	Before	(Expense)	Net of
	Taxes	Benefit	Taxes
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
	(In thousands)
2006:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$50,966	182,268	503,870	-	737,104
Total segment assets	381,490	715,064	5,467,733	103,087	6,667,374
Future policy benefits	314,039	498,997	4,720,421	-	5,533,457
Other policyholder liabilities	7,796	18,480	86,173	-	112,449

Condensed Income Statements:
Premiums and contract
revenues	$22,731	78,005	21,389	-	122,125
Net investment income	20,462	28,530	323,326	7,450	379,768
Other income	29	78	5,950	11,247	17,304
Total revenues	43,222	106,613	350,665	18,697	519,197
Life and other policy benefits	13,656	18,161	3,424	-	35,241
Amortization of deferred
policy acquisition costs	7,313	23,075	59,970	-	90,358
Universal life and investment
annuity contract interest	9,168	25,675	178,893	-	213,736
Other operating expenses	12,630	21,051	21,847	10,181	65,709
Federal income taxes	158	6,460	29,972	2,950	39,540
Total expenses	42,925	94,422	294,106	13,131	444,584
Segment earnings	$297	12,191	56,559	5,566	74,613

2005:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$46,055	164,989	489,535	-	700,579
Total segment assets	366,939	631,477	5,256,146	94,064	6,348,626
Future policy benefits	307,730	444,513	4,563,676	-	5,315,919
Other policyholder liabilities	10,135	16,936	73,486	-	100,557

Condensed Income Statements:
Premiums and contract
revenues	$22,172	70,379	18,816	-	111,367
Net investment income	19,958	23,123	258,485	8,647	310,213
Other income	35	75	588	8,881	9,579
Total revenues	42,165	93,577	277,889	17,528	431,159
Life and other policy benefits	14,932	21,232	2,998	-	39,162
Amortization of deferred
policy acquisition costs	5,798	20,389	61,768	-	87,955
Universal life and investment
annuity contract interest	8,842	18,118	123,732	-	150,692
Other operating expenses	8,349	13,359	17,019	7,622	46,349
Federal income taxes	1,435	6,920	24,457	3,347	36,159
Total expenses	39,356	80,018	229,974	10,969	360,317
Segment earnings	$2,809	13,559	47,915	6,559	70,842

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

2004:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sale inducements	$46,007	145,756	452,695	-	644,458
Total segment assets	361,176	568,723	4,960,837	84,481	5,975,217
Future policy benefits	301,552	405,490	4,319,816	-	5,026,858
Other policyholder liabilities	10,139	9,748	55,350	-	75,237

Condensed Income Statements:
Premiums and contract
revenues	$23,324	64,239	15,975	-	103,538
Net investment income	20,283	22,821	266,151	6,588	315,843
Other income	509	790	1,701	8,259	11,259
Total revenues	44,116	87,850	283,827	14,847	430,640
Life and other policy benefits	15,141	16,626	2,846	-	34,613
Amortization of deferred
policy acquisition costs	9,098	21,837	57,798	-	88,733
Universal life and investment
annuity contract interest	8,585	18,631	146,099	-	173,315
Other operating expenses	7,479	12,418	8,353	7,191	35,441
Federal income taxes	1,291	6,205	23,258	2,590	33,344
Total expenses	41,594	75,717	238,354	9,781	365,446
Segment earnings	$2,522	12,133	45,473	5,066	65,194

Reconciliations of segment information to the Company's consolidated financial statements are provided below.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$122,125	111,367	103,538
Net investment income	379,768	310,213	315,843
Other income	17,304	9,579	11,259
Realized gains on investments	2,662	9,884	3,506

Total consolidated premiums and other revenue	$521,859	441,043	434,146

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$39,540	36,159	33,344
Taxes on realized gains on investments	932	3,459	1,228
Taxes on cumulative effect of change in
accounting principle	-	-	29,452

Total taxes on consolidated net earnings	$40,472	39,618	64,024

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Net Earnings:
Total segment earnings	$74,613	70,842	65,194
Realized gains on investments, net of taxes	1,730	6,425	2,278
Cumulative effect of change in accounting
principle, net of taxes	-	-	54,697

Total consolidated net earnings	$76,343	77,267	122,169

	December 31,
	2006	2005	2004
	(In thousands)
Assets:
Total segment assets	$6,667,374	6,348,626	5,975,217
Other unallocated assets	26,069	20,382	16,468

Total consolidated assets	$6,693,443	6,369,008	5,991,685

(B) Geographic Information

A significant portion of the Company's premiums and contract revenues are from countries other than the United States. Premiums and contract revenues detailed by country are provided below.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

United States	$48,561	42,403	40,420
Brazil	16,851	12,731	10,125
Taiwan	9,052	8,398	7,240
Argentina	8,811	8,881	9,067
Chile	8,324	8,338	7,973
Peru	7,844	7,905	7,953
Other foreign countries	36,173	35,085	32,929

Revenues, excluding reinsurance premiums	135,616	123,741	115,707
Reinsurance premiums	(13,491)	(12,374)	(12,169)

Total premiums and contract revenues	$122,125	111,367	103,538

Premiums and contract revenues are attributed to countries based on the location of the policyholder. The Company has no significant assets, other than financial instruments, located in countries other than the United States.

(C) Major Agency Relationships

A significant portion of the Company's premiums and deposits were sold through two independent marketing agencies in recent years. Combined business from these agencies accounted for approximately 21%, 24%, and 32% of total direct premium revenues and universal life and annuity contract deposits in 2006, 2005, and 2004, respectively.

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

Policy loans. The fair values for policy loans are calculated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 2006 and 2005. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts. As a result, these assumptions incorporate both Company experience and mortality assumptions associated with such contracts.

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

Annuity and supplemental contracts. Fair values of the Company's liabilities for deferred annuity contracts are estimated to be the cash surrender values of each contract. The cash surrender value represents the policyholder's account balance less applicable surrender charges. The fair values of liabilities for immediate annuity contracts and supplemental contracts with and without life contingencies are estimated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 2006 and 2005.

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

The carrying amounts and fair values of the Company's financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Values	Values	Values	Values
	(In thousands)

ASSETS
Investments in debt and equity securities:
Securities held to maturity	$3,603,434	3,567,625	3,524,724	3,523,993
Securities available for sale	1,902,568	1,902,568	1,744,727	1,744,727

Cash and short-term investments	49,901	49,901	31,355	31,355
Mortgage loans	103,325	105,919	110,639	114,574
Policy loans	86,856	120,120	86,385	111,034
Other loans	3,048	3,152	6,929	7,261
Derivatives	72,012	72,012	39,405	39,405
Life interest in Libbie Shearn
Moody Trust	1,935	12,775	2,247	12,775

LIABILITIES
Deferred annuity contracts	$4,469,843	3,671,116	4,314,972	3,588,411
Immediate annuity and
supplemental contracts	309,306	295,546	294,635	286,800

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

(15) RELATED PARTY TRANSACTIONS

Robert L. Moody, Jr. ("Mr. Moody, Jr.") is the son of Robert L. Moody, the Company's Chairman and Chief Executive Officer, and is the brother of Ross R. Moody, the Company's President and Chief Operating Officer, and of Russell S. Moody and Frances A. Moody-Dahlberg who serve as directors of National Western. Prior to January 1, 2006, Mr. Moody, Jr. was employed by the Company in an agency marketing position for which he was paid an annual salary of $14,000 and was eligible to participate in the Company's benefit plans. Mr. Moody, Jr. resigned as an employee effective December 31, 2005.

In addition, Mr. Moody, Jr. wholly owns an insurance marketing organization that maintains agency contracts with National Western pursuant to which agency commissions are paid in accordance with the Company's standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are paid in accordance with standard commission schedules. In 2006, commissions paid under these agency contracts aggregated approximately $181,500. In conjunction with these agency contracts, Mr. Moody, Jr. may be eligible to attend Company sales conferences and functions based upon meeting published minimum levels of qualifying sales production. In his capacity as an insurance marketing organization with the Company, Mr. Moody, Jr. also receives product development fees associated with a product line of the Company which amounted to $28,000 in 2006 and a marketing development allowance of $16,800 for the Company’s business efforts in Puerto Rico.

Mr. Moody, Jr. further serves as the agent of record for several of the Company's benefit plans including the self-insured health plan for which Mr. Moody, Jr. provides utilization review services through a wholly-owned utilization review company. In 2006, amounts paid to Mr. Moody, Jr. as commissions and service fees pertaining to the Company's benefit plans approximated $54,500.

During 2006, management fees totaling $470,000 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to a downstream nursing home subsidiary of National Western. RMS is 1% owned by general partner RCC Management Services, Inc. ("RCC"), and 99% owned by limited partner, Three R Trusts. RCC is 100% owned by the Three R Trusts. The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg). Charles D. Milos, Senior Vice President-Mortgage Loans and Real Estate, and director of the Company, is a director and Vice President of RCC. Ellen C. Otte, Assistant Secretary of the Company, is a director and secretary of RCC.

The Company holds a loan in the amount of $4.2 million at December 31, 2006 issued to TMNY, LLC. As of the reporting date, Robert L. Moody owned 20.5% of TMNY, LLC. The stated maturity on this loan is December 29, 2007.

The Company holds a common stock investment totaling approximately 9.4% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2006, the latest available financial information. Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 98% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). The Company utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to the Company's defined benefit and contribution plans. Robert L. Moody serves as Chairman of the Board and Chief Executive Officer of MNB. The ultimate owner of MNB is the Three R Trusts. Fees totaling $187,000, $188,000, and $147,000 were paid to MNB with respect to these services in 2006, 2005, and 2004, respectively.

(16) UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations for 2006 are summarized as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share data)

2006:
Revenues	$136,255	100,643	129,880	155,081

Earnings	$14,045	22,227	16,072	23,999

Basic earnings per share	$3.88	6.13	4.44	6.63

Diluted earnings per share	$3.84	6.07	4.40	6.56

Quarterly results of operations for 2005 are summarized as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share data)

2005:
Revenues	$93,376	117,997	120,027	109,643

Earnings	$16,202	24,098	20,169	16,798

Basic earnings per share	$4.51	6.70	5.59	4.65

Diluted earnings per share	$4.47	6.64	5.53	4.60

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES SCHEDULE I SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES December 31, 2006 (In thousands)

	(1)	Fair	Balance Sheet
Type of Investment	Cost	Value	Amount
Fixed maturity bonds:
Securities held to maturity:
United States government and government
agencies and authorities	$401,662	393,635	401,662
States, municipalities, and political subdivisions	13,282	13,155	13,282
Foreign governments	19,921	20,045	19,921
Public utilities	349,994	351,852	349,994
Corporate	1,171,088	1,163,433	1,171,088
Mortgage-backed	1,552,611	1,530,745	1,552,611
Asset-backed	94,876	94,760	94,876
Total securities held to maturity	3,603,434	3,567,625	3,603,434

Securities available for sale:
United States government and government
agencies and authorities	45,893	45,910	45,910
States, municipalities, and political subdivisions	43,090	45,345	45,345
Foreign Government	10,526	10,634	10,634
Public utilities	277,691	273,656	273,656
Corporate	1,221,165	1,213,674	1,213,674
Mortgage-backed	269,685	264,922	264,922
Asset-backed	26,977	27,224	27,224
Total securities available for sale	1,895,027	1,881,365	1,881,365
Total fixed maturity bonds	5,498,461	5,448,990	5,484,799

Equity securities:
Securities available for sale:
Common stocks:
Public utilities	878	1,288	1,288
Banks, trust and insurance companies (2)	165	260	260
Corporate	3,281	5,070	5,070
Preferred stocks	7,908	7,968	7,968
Total equity securities	12,232	14,586	14,586

Derivatives	43,216		72,012
Mortgage loans (3)	95,551		95,551
Policy loans	86,856		86,856
Other long-term investments (4)	24,090		22,822
Total investments other than
investments in related parties	$5,760,406		5,776,626

Notes:
(1) Bonds are shown at amortized cost, mortgage loans are shown at unpaid principal balances before allowances for possible losses, and real estate is stated at cost before allowances for possible losses.
(2) Equity securities with related parties having a cost of $0.2 million and balance sheet amount of $6.6 million have been excluded.
(3) Mortgage loans with related parties totaling $7.8 million have been excluded.
(4) Real estate acquired by foreclosure included in other long-term investments is as follows: cost $1.4 million; balance sheet amount $1.1 million.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2006, 2005, and 2004
(In thousands)

		(1)
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Reductions	Transfers	Period

Valuation accounts deducted
from applicable assets:

Allowance for possible
losses on mortgage loans:

December 31, 2006	$-	2,100	-	-	2,100

December 31, 2005	$368	(368)	-	-	-

December 31, 2004	$660	(292)	-	-	368

Allowance for possible
losses on real estate:

December 31, 2006	$-	-	-	-	-

December 31, 2005	$1,397	(658)	-	-	739

December 31, 2004	$2,785	(1,388)	-	-	1,397

Notes:
(1) These amounts were recorded to realized (gains) losses on investments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: March 14, 2007	/S/ Robert L. Moody
By: Robert L. Moody, Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/S/ Robert L. Moody	Chairman of the Board and	March 14, 2007
Robert L. Moody	Chief Executive Officer, and Director
(Principal Executive Officer)

/S/ Ross R. Moody	President and Chief Operating Officer, and Director	March 14, 2007
Ross R. Moody

/S/ Brian M. Pribyl	Senior Vice President - Chief Financial &	March 14, 2007
Brian M. Pribyl	Administrative Officer, and Treasurer
(Principal Financial Officer)

/S/ Kay E. Osbourn	Vice President, Controller & Assistant Treasurer	March 14, 2007
Kay E. Osbourn	(Principal Accounting Officer)

/S/ Harry L. Edwards	Director	March 14, 2007
Harry L. Edwards

/S/ Stephen E. Glasgow	Director	March 14, 2007
Stephen E. Glasgow

	Director	March 14, 2007
E. Douglas McLeod

/S/ Charles D. Milos	Director	March 14, 2007
Charles D. Milos

	Director	March 14, 2007
Frances A. Moody-Dahlberg

/S/ Russell S. Moody	Director	March 14, 2007
Russell S. Moody

/S/ Louis E. Pauls, Jr.	Director	March 14, 2007
Louis E. Pauls, Jr.

/S/ E.J. Pederson	Director	March 14, 2007
E.J. Pederson