Form 10-Q
period 2007-03-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2007-05-10
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

As of May 8, 2007, the number of shares of Registrant's common stock outstanding was: Class A - 3,422,324 and Class B - 200,000.

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	March 31,	December 31,
ASSETS	2007	2006

Investments:
Securities held to maturity, at amortized cost	$3,642,261	3,603,434
Securities available for sale, at fair value	1,929,249	1,902,568
Mortgage loans, net of allowances for possible losses ($2,100)	105,389	103,325
Policy loans	87,469	86,856
Derivatives	63,815	72,012
Other long-term investments	21,991	22,822

Total investments	5,850,174	5,791,017

Cash and short-term investments	35,040	49,901
Deferred policy acquisition costs	638,088	643,964
Deferred sales inducements	94,181	93,139
Accrued investment income	63,821	64,393
Other assets	46,174	51,029

	$6,727,478	6,693,443

Note: The condensed consolidated balance sheet at December 31, 2006, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

Index

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2007	2006

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$139,166	138,382
Universal life and annuity contracts	5,400,023	5,395,075
Other policyholder liabilities	118,622	112,449
Federal income tax liability:
Current	4,777	1,666
Deferred	38,269	32,207
Other liabilities	72,544	80,680

Total liabilities	5,773,401	5,760,459

COMMITMENTS AND CONTINGENCIES (Note 5 and 8)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,422,324 and
3,420,824 issued and outstanding in 2007 and 2006	3,422	3,421
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2007 and 2006	200	200
Additional paid-in capital	36,236	36,110
Accumulated other comprehensive income (loss)	758	(3,731)
Retained earnings	913,461	896,984

Total stockholders' equity	954,077	932,984

	$6,727,478	6,693,443

Note: The condensed consolidated balance sheet at December 31, 2006, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

Index

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)
(In thousands, except per share amounts)

	2007	2006

Premiums and other revenue:
Traditional life and annuity premiums	$4,733	3,991
Universal life and annuity contract revenues	28,796	26,956
Net investment income	77,026	98,687
Other income	3,316	5,198
Realized gains on investments	241	1,423

Total premiums and other revenue	114,112	136,255

Benefits and expenses:
Life and other policy benefits	10,974	11,442
Amortization of deferred acquisition costs	23,785	22,298
Universal life and annuity contract interest	37,433	56,048
Other operating expenses	14,116	25,374

Total benefits and expenses	86,308	115,162

Earnings before Federal income taxes	27,804	21,093

Provision (benefit) for Federal income taxes:
Current	4,314	11,487
Deferred	4,818	(4,439)

Total Federal income taxes	9,132	7,048

Net earnings	$18,672	14,045

Basic Earnings Per Share	$5.16	3.88

Diluted Earnings Per Share	$5.11	3.84

See accompanying notes to condensed consolidated financial statements.

Index

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006

Net earnings	$18,672	14,045

Other comprehensive income (loss), net of effects of
deferred policy acquisition costs and taxes:
Net unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	4,723	(10,466)
Reclassification adjustment for gains included in net earnings	(167)	(892)
Amortization of net unrealized gains
related to transferred securities	20	7

Net unrealized gains (losses) on securities	4,576	(11,351)

Foreign currency translation adjustments	(87)	65

Other comprehensive income (loss)	4,489	(11,286)

Comprehensive income	$23,161	2,759

See accompanying notes to condensed consolidated financial statements.

Index

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006
Common stock:
Balance at beginning of year	$3,621	3,613
Shares exercised under stock option plan	1	13

Balance at end of period	3,622	3,626

Additional paid-in capital:
Balance at beginning of year	36,110	37,923
Shares exercised under the stock option plan, net of tax benefits	126	491

Balance at end of period	36,236	38,414

Accumulated other comprehensive income:
Unrealized gains (losses) on securities:
Balance at beginning of year	3,148	10,401
Change in unrealized gains (losses) during period	4,576	(11,351)

Balance at end of period	7,724	(950)

Foreign currency translation adjustments:
Balance at beginning of year	3,122	3,300
Change in translation adjustments during period	(87)	65

Balance at end of period	3,035	3,365

Benefit plan liability adjustment:
Balance at beginning of year	(10,001)	(3,137)
Change in benefit plan liability adjustment during period	-	-

Balance at end of period	(10,001)	(3,137)

Accumulated other comprehensive income (loss) at end of period	758	(722)

Retained earnings:
Balance at beginning of year	896,984	821,908
Cumulative effect of change in accounting principle, net of tax	(2,195)	-
Net earnings	18,672	14,045

Balance at end of period	913,461	835,953

Repurchase of common stock	-	(1,210)

Total stockholders' equity	$954,077	876,061

See accompanying notes to condensed consolidated financial statements.

Index

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006

Cash flows from operating activities:
Net earnings	$18,672	14,045
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and annuity contract interest	37,433	56,048
Surrender charges and other policy revenues	(8,600)	(8,760)
Realized gains on investments	(241)	(1,423)
Accrual and amortization of investment income	(996)	(1,564)
Depreciation and amortization	356	385
(Increase) decrease in value of derivatives	8,590	(16,014)
Increase in deferred policy acquisition and sales inducement costs	(1,290)	(296)
(Increase) decrease in accrued investment income	610	(1,588)
(Increase) decrease in other assets	5,580	(4,798)
Increase in liabilities for future policy benefits	784	106
Increase in other policyholder liabilities	6,173	8,335
Increase in Federal income tax liability	7,788	6,359
Increase (decrease) in other liabilities	(10,547)	15,570
Other	(1,742)	769

Net cash provided by operating activities	62,570	67,174

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	5,175	-
Securities available for sale	234	9,409
Other investments	171	1,865
Proceeds from maturities and redemptions of:
Securities held to maturity	28,571	24,736
Securities available for sale	78,592	18,127
Derivatives	8,570	6,849
Purchases of:
Securities held to maturity	(71,837)	(85,278)
Securities available for sale	(87,912)	(48,922)
Other investments	(9,576)	(6,502)
Principal payments on mortgage loans	13,912	5,773
Cost of mortgage loans acquired	(16,066)	(1,733)
Decrease in policy loans	(613)	109
Other	(938)	(461)

Net cash used in investing activities	(51,717)	(76,028)

(Continued on next page)

Index

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006

Cash flows from financing activities:
Deposits to account balances for universal life
and annuity contracts	$111,937	127,625
Return of account balances on universal life
and annuity contracts	(137,622)	(132,621)
Issuance of common stock under stock option plan	127	295
Repurchases of common stock	-	(1,210)

Net cash used in financing activities	(25,558)	(5,911)

Effect of foreign exchange	(156)	222

Net decrease in cash and short-term investments	(14,861)	(14,543)
Cash and short-term investments at beginning of year	49,901	31,355

Cash and short-term investments at end of period	$35,040	16,812

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the first quarter for:
Interest	$10	10
Income taxes	1,254	-

See accompanying notes to condensed consolidated financial statements.

Index

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2007, and the results of its operations and its cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov.

The accompanying condensed consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly-owned subsidiaries ("Company"), The Westcap Corporation, NWL Investments, Inc., NWL Services, Inc., and NWL Financial, Inc. All significant intercorporate transactions and accounts have been eliminated in consolidation.

Certain reclassifications have been made to the prior periods to conform to the reporting categories used in 2007.

(2) CHANGES IN ACCOUNTING PRINCIPLES

In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1") which is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The Company has an impact related to the adoption of SOP 05-1 for contracts which have annuitized and relative to reinstatements of contracts in that the unamortized deferred acquisition costs and deferred sales inducement assets must be written-off at the time of annuitization and may not be continued related to reinstatements. SOP 05-1 results in changes in assumptions relative to estimated gross profits which affects unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement balances as of the beginning of the year. The effect of this SOP on beginning retained earnings as of January 1, 2007 was a decrease of $2.2 million, net of tax, as detailed below.

Amounts
(In thousands)

Write-off of deferred acquisition cost	$3,321
Adjustment to deferred annuity revenue	56
3,377

Federal income tax	(1,182)

Cumulative effect of change in accounting for
internal replacements and investment contracts	$2,195

Index

The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"), dated June, 2006. The interpretation requires public companies to recognize the tax benefits of uncertain tax positions only where the position is "more likely than not" to be sustained assuming examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. FIN 48 requires a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed, or expected to be claimed, in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Discussion is required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial statements.

On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Hybrid financial instruments are single financial instruments that contain an embedded derivative. Under SFAS No. 155, entities can elect to record certain hybrid financial instruments at fair value as individual financial instruments. Prior to this amendment, certain hybrid financial instruments were required to be separated into two instruments - a derivative and host - and generally only the derivative was recorded at fair value. SFAS No. 155 also requires that beneficial interests in securitized assets be evaluated for either freestanding or embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. SFAS No. 155 did not have a material effect on the Company's consolidated financial statements on the date of adoption.

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

In February of 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159.

(3) STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The Company paid no cash dividends on common stock during the three months ended March 31, 2007 and 2006, as it generally follows a policy of retaining any earnings in order to finance the development of business and to meet regulatory requirements for capital.

Index

(4) EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net income by the weighted-average basic common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options in the denominator.

	2007	2006

Numerator for basic and diluted earnings per share:
Earnings available to common stockholders
before and after assumed conversions	$18,672	14,045

Denominator:
Basic earnings per share -
weighted-average shares	3,621	3,618

Effect of dilutive stock options	35	37

Diluted earnings per share -
adjusted weighted-average
shares for assumed conversions	3,656	3,655

Basic earnings per share	$5.16	3.88

Diluted earnings per share	$5.11	3.84

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

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Service cost	$173	171
Interest cost	255	244
Expected return on plan assets	(237)	(228)
Amortization of prior service cost	1	1
Amortization of net loss	88	83

Net periodic benefit cost	$280	271

The Company expects to contribute $1.8 million to the plan in 2007. As of March 31, 2007, the Company has contributed $0.3 million to the plan.

Index

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

The following summarizes the components of net periodic benefit costs for these non-qualified plans.

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Service cost	$407	324
Interest cost	177	73
Amortization of prior service cost	260	162
Amortization of net loss	46	-

Net periodic benefit cost	$890	559

The Company expects to contribute $1.4 million to these plans in 2007. As of March 31, 2007, the Company has contributed $0.3 million to the plan.

(B) Defined Benefit Postretirement Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals. The following summarizes the components of net periodic benefit costs.

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Interest cost	$29	25
Amortization of prior service cost	26	26

Net periodic benefit cost	$55	51

Index

As previously disclosed in its financial statements for the year ended December 31, 2006, the Company expects to contribute minimal amounts to the plan in 2007.

(6) SEGMENT AND OTHER OPERATING INFORMATION

Under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas. A summary of segment information for the quarters ended March 31, 2007 and 2006 is provided below.

Selected Segment Information:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

March 31, 2007:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$52,491	180,409	499,369	-	732,269
Total segment assets	388,103	723,250	5,487,541	103,794	6,702,688
Future policy benefits	316,880	509,015	4,713,294	-	5,539,189
Other policyholder liabilities	10,812	18,605	89,205	-	118,622

Three Months Ended
March 31, 2007:
Condensed Income Statements:
Premiums and contract
revenues	$6,333	21,671	5,525	-	33,529
Net investment income	4,678	5,762	65,753	833	77,026
Other income	14	45	228	3,029	3,316

Total revenues	11,025	27,478	71,506	3,862	113,871

Policy benefits	6,141	3,677	1,156	-	10,974
Amortization of deferred
acquisition costs	1,864	8,163	13,758	-	23,785
Universal life and investment
annuity contract interest	2,320	5,252	29,861	-	37,433
Other operating expenses	2,712	4,310	4,481	2,613	14,116
Federal income taxes	(660)	1,995	7,303	410	9,048

Total expenses	12,377	23,397	56,559	3,023	95,356

Segment earnings (losses)	$(1,352)	4,081	14,947	839	18,515

Index

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

March 31, 2006:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$46,656	170,959	504,707	-	722,322
Total segment assets	372,095	653,254	5,303,082	96,410	6,424,841
Future policy benefits	310,572	456,038	4,594,157	-	5,360,767
Other policyholder liabilities	11,786	18,357	78,749	-	108,892

Three Months Ended
March 31, 2006:
Condensed Income Statements:
Premiums and contract
revenues	$5,834	19,384	5,729	-	30,947
Net investment income	5,196	7,014	85,998	479	98,687
Other income	8	23	2,707	2,460	5,198

Total revenues	11,038	26,421	94,434	2,939	134,832

Policy benefits	4,954	5,381	1,107	-	11,442
Amortization of deferred
acquisition costs	1,401	4,941	15,956	-	22,298
Universal life and investment
annuity contract interest	2,270	5,941	47,837	-	56,048
Other operating expenses	5,262	8,118	9,761	2,233	25,374
Federal income taxes	(949)	680	6,584	235	6,550

Total expenses	12,938	25,061	81,245	2,468	121,712

Segment earnings (losses)	$(1,900)	1,360	13,189	471	13,120

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$33,529	30,947
Net investment income	77,026	98,687
Other income	3,316	5,198
Realized gains on investments	241	1,423

Total consolidated premiums and other revenue	$114,112	136,255

Index

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$9,048	6,550
Taxes on realized gains on investments	84	498

Total consolidated Federal income taxes	$9,132	7,048

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net Earnings:
Total segment earnings	$18,515	13,120
Realized gains on investments, net of taxes	157	925

Total consolidated net earnings	$18,672	14,045

	March 31,
	2007	2006
	(In thousands)
Assets:
Total segment assets	$6,702,688	6,424,841
Other unallocated assets	24,790	18,351

Total consolidated assets	$6,727,478	6,443,192

(7)  SHARE-BASED PAYMENTS

The Company has a stock and incentive plan ("Plan") which provides for the grant of any or all of the following types of awards to eligible employees: (1) stock options, including incentive stock options and nonqualified stock options; (2) stock appreciation rights, in tandem with stock options or freestanding; (3) restricted stock; (4) incentive awards; and (5) performance awards. The Plan began on April 21, 1995, and was to terminate on April 20, 2005, unless terminated earlier by the Board of Directors. The Plan was amended on June 25, 2004 to extend the termination date to April 20, 2010. The number of shares of Class A, $1.00 par value, common stock which may be issued under the Plan, or as to which stock appreciation rights or other awards may be granted, may not exceed 300,000. These shares may be authorized and unissued shares. The Company has only issued nonqualified stock options.

All of the employees of the Company and its subsidiaries are eligible to participate in the Plan. In addition, directors of the Company, other than Compensation and Stock Option Committee members, are eligible for restricted stock awards, incentive awards, and performance awards. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. The directors' stock options vest 20% annually following one full year of service to the Company from the date of grant. The officers' stock options vest 20% annually following three full years of service to the Company from the date of grant. Options issued expire after ten years. No awards were issued in 2007 or 2006.

Index

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

		Options Outstanding
			Weighted-
	Shares		Average
	Available		Exercise
	For Grant	Shares	Price

Balance at January 1, 2007	26,477	128,465	$123.00
Stock Options:
Exercised	-	(17,020)	100.38
Forfeited	1,110	(1,110)	131.23

Balance at March 31, 2007	27,587	110,335	$126.40

The total intrinsic value of options exercised was $2.4 million and $1.9 million for the three months ended March 31, 2007 and 2006, respectively. The total share-based liabilities paid were $2.2 million for the three months ended March 31, 2007. The total fair value of shares vested during the three months ended March 31, 2007 was $0.3 million.

The following table summarizes information about stock options outstanding at March 31, 2007.

	Options Outstanding
		Weighted-
		Average
	Number	Remaining	Options
	Outstanding	Contractual Life	Exercisable
Exercise prices:
$ 85.13	81	0.1 years	81
105.25	9,130	1.0 years	9,130
112.38	6,800	1.2 years	6,800
92.13	26,574	4.1 years	12,198
95.00	7,200	4.2 years	7,200
150.00	60,550	7.1 years	3,800

Totals	110,335		39,209

Aggregate intrinsic value
(in thousands)	$13,064		$5,488

The aggregate intrinsic value in the table above is based on the closing stock price of $244.80 per share on March 31, 2007.

Index

In estimating the fair value of the options outstanding at March 31, 2007 and 2006, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	2007	2006

Expected term of options	2 to 6 years	2 to 6 years
Expected volatility:
Range	15.63% to 23.72%	17.36% to 24.28%
Weighted-average	19.36%	20.09%
Expected dividends	-	-
Risk-free rate:
Range	4.57% to 4.95%	4.99% to 5.06%
Weighted-average	4.67%	5.02%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise. Volatility is based on historical volatility over the expected term.

The pre-tax compensation cost recognized in the financial statements related to the Plan was $1.3 million and $12.5 million for the three months ended March 31, 2007 and 2006, respectively. The related tax benefit recognized was $0.4 million and $4.4 million for the three months ended March 31, 2007 and 2006, respectively.

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

As of March 31, 2007, the total compensation cost related to nonvested options not yet recognized was $0.3 million. This amount is expected to be recognized over a weighted-average period of 2 years. The Company recognizes compensation cost over the graded vesting periods.

For the three months ended March 31, 2007 and 2006, the total cash received from the exercise of options under the Plan was $0.1 million and $0.2 million, respectively.

(8) LEGAL PROCEEDINGS

In the course of an audit of a charitable tax-exempt foundation, the Internal Revenue Service (“IRS”) raised an issue under the special provisions of the Internal Revenue Code (“IRC”) governing tax-exempt private foundations as to certain interest-bearing loans from the Company to another corporation in which the tax-exempt foundation owns stock. The issue is whether such transactions constitute indirect self-dealing by the foundation, the result of which would be excise taxes on the Company by virtue of its participation in such transactions. By letter to the Company dated August 21, 2003, the IRS proposed an initial excise tax liability in the total amount approximating one million dollars as a result of such transactions. The Company disagrees with the IRS analysis. The Company is contesting the matter and expects to prevail on the merits. On October 14, 2003, in response to the IRS letter, the Company requested that this issue instead be referred to the IRS National Office for technical advice. The IRS audit team agreed and the matter was referred in November of 2003 to the IRS National Office. Such technical advice has now been issued by the IRS National Office in the form of a memorandum analyzing the issue which concludes that such loans do not constitute indirect self-dealing. This technical advice memorandum is binding on the IRS audit team.

The Company is a defendant in three class action lawsuits, and one class has been certified regarding an alleged violation of section 17200 of the California Business and Professions Code. Management believes that the Company has good and meritorious defenses and intends to continue to vigorously defend itself against these claims.

Index

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

OVERVIEW

Insurance Operations - Domestic

The Company is currently licensed to do business in all states except for New York. Products marketed are annuities, universal life insurance, equity-indexed annuities and universal life, and traditional life insurance, which include both term and whole life products. The Company’s domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and equity-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At March 31, 2007, the Company maintained approximately 123,000 annuity policies in force.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 9,100 independent agents contracted. Roughly 19% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At March 31, 2007, the Company had approximately 68,900 international life insurance policies in force representing approximately $13.4 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 4,300 independent international consultants and brokers currently contracted, 45% of which have submitted policy applications to the Company in the past twelve months.

Index

There are some inherent risks of accepting international applications which are not present within the domestic market that are reduced substantially by the Company in several ways. As previously described, the Company accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources. This targeted customer base coupled with the Company's conservative underwriting practices have historically resulted in claims experience, due to natural causes, similar to that in the United States. The Company minimizes exposure to foreign currency risks by requiring payment of premiums, claims and other benefits almost entirely in United States dollars. Finally, the Company's nearly forty years of experience with the international products and its longstanding independent consultant and broker-agents relationships further serve to minimize risks.

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

	Three Months Ended March 31,
	2007	2006
	(In thousands)

International:
Universal life	$1,644	1,906
Traditional life	1,727	1,219
Equity-indexed life	4,727	4,135
	8,098	7,260

Domestic:
Universal life	373	695
Traditional life	75	64
Equity-indexed life	1,422	408
	1,870	1,167

Totals	$9,968	8,427

Life insurance sales as measured by annualized first year premiums increased 18% in the first quarter of 2007 as compared to the first quarter of 2006. Both of the Company's life lines of business, international and domestic, posted increases over the comparable results in the first quarter of 2006 with international sales up 12% and domestic sales 60% greater.

Index

Company management has placed considerable emphasis on building domestic life insurance sales as a strategic focus and in response to comments from outside rating agencies reviewing the Company. Domestic operations have generally focused more heavily on annuity sales than on life insurance sales. The Company spent the greater part of 2003 and 2004 revamping its domestic life operations by changing the way it contracts distribution for life business, eliminating products and distribution that have not contributed significantly to earnings, and creating new and competitive products. A single premium universal life ("SPUL") product was launched at the end of 2003 beginning a diversification of the Company's product portfolio away from smaller dollar face amount policies. The Company released its first equity-indexed universal life ("EIUL") product for its domestic markets at the end of the third quarter of 2005 and began receiving applications. This product accounted for 76% of domestic life insurance sales in the first three months of 2007 and management anticipates this share to continue throughout the remainder of the year. With the introduction of the EIUL and SPUL products and the discontinued marketing of smaller premium and volume life insurance policies, the Company has seen an increase in the average amount of per policy coverage purchased in its domestic markets as shown in the following table:

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2003	$76,100	219,600
Year ended December 31, 2004	101,700	234,500
Year ended December 31, 2005	137,900	245,900
Year ended December 31, 2006	315,800	254,700
Three months ended March 31, 2007	353,200	217,600

The Company's international life business consists of applications submitted from residents in various regions outside of the United States, the volume of which typically varies based upon changes in the socioeconomic climates of these regions. Historically, the Company has experienced a simultaneous combination of rising and declining sales in various countries; however, the appeal of the Company's dollar-denominated life insurance products overcomes many of the local and national difficulties. Applications submitted from residents of Latin America and the Pacific Rim perennially have comprised the majority of the Company's international life insurance sales. Over the past few years, effort has been directed toward the sale of a traditional endowment form of life insurance product for residents of Eastern European and the Commonwealth of Independent States (former Soviet Union). More recently, the Company's universal life product offerings have been made available to residents of these countries. While business is still be in a formative phase, sales from these countries have gradually become a larger percentage of overall international sales as shown below.

	Three Months Ended March 31,
	2007	2006

Percentage of International Sales:
Latin America	60.6%	70.4%
Pacific Rim	18.6	14.6
Eastern Europe	20.8	15.0

Totals	100.0%	100.0%

Year-to-date, the Company has recorded sales to residents outside of the United States in over thirty different countries with Brazil (27%), Taiwan (18%), and Kazakhstan (13%) making up the largest markets.

Index

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of March 31,
	2007	2006
	($ in thousands)
Universal life:
Number of policies	75,550	78,920
Face amounts	$8,007,830	8,077,810

Traditional life:
Number of policies	52,880	54,490
Face amounts	$1,756,000	1,736,000

Equity-indexed life:
Number of policies	20,630	16,520
Face amounts	$4,519,930	3,411,650

Rider face amounts	$1,817,290	1,603,430

Total life insurance:
Number of policies	149,060	149,930
Face amounts	$16,101,050	14,828,890

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Equity-indexed annuities	$68,684	59,522
Other deferred annuities	27,657	46,693
Immediate annuities	1,722	4,079

Total	$98,063	110,294

Annuity sales for the first three months of 2007 were 11% lower than the comparable period in 2006 continuing a trend that began in the first quarter of 2004. Annuity sales in the first quarter of 2004 represented the tail end of the increase in fixed annuity sales that began in 2003 when the Company achieved nearly $1.2 billion in sales. Annuity sales began trending lower due to a combination of declining interest rates, investors returning to alternative investment vehicles and the Company managing its targeted levels of risk and statutory capital and surplus. During the past couple of years interest rate levels have experienced an infrequent occurrence where the yield curve is inverted, that is, longer term interest rate levels were below shorter term interest rate levels. In such an environment, consumers opt for short term investment vehicles such as bank certificates of deposits rather than longer term choices which include fixed rate annuities.

The Company's mix of annuity sales has shifted the past few years. With a stronger performance in the equity market, sales of equity-indexed annuity products became more prevalent beginning in 2004 and have continued thus far in 2007. Over the past several years sales of equity-indexed products have consistently accounted for more than one-half of all annuity sales and were 70% in the first quarter of 2007. For all equity-indexed products, the Company purchases over the counter options to fully hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases), less any asset fees and participation rate limits, is credited to the contract holders electing the equity feature at the beginning of the contract year. The Company does not deliberately mismatch or under hedge for the equity feature of these products.

Index

The sizable increase in annuity sales volume the past several years has required a greater level of asset/liability analysis. The Company monitors its asset/liability matching within the self-constraints of desired capital levels. Despite the amounts of new business, the company's capital level remains substantially above industry averages and regulator targets.

The following table sets forth information regarding annuities in force for each date presented.

	Annuities in Force as of March 31,
	2007	2006
	($ in thousand)

Equity-indexed annuities
Number of policies	31,000	27,730
GAAP annuity reserves	$1,834,094	1,624,965

Other deferred annuities
Number of policies	79,020	83,250
GAAP annuity reserves	$2,627,803	2,719,428

Immediate annuities
Number of policies	12,990	12,450
GAAP annuity reserves	$248,420	246,786

Total annuities
Number of policies	123,010	123,430
GAAP annuity reserves	$4,710,317	4,591,179

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

Index

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

Investment activities of the Company are integral to its insurance operations. Since life insurance benefits may not be paid until many years into the future, the accumulation of cash flows from premium receipts are invested with income reported as revenue when earned. Anticipated yields on investments are reflected in premium rates, contract liabilities, and other product contract features. These anticipated yields are implied in the interest required on the Company's net insurance liabilities (future policy benefits less deferred acquisition costs) and contractual interest obligations in its insurance and annuity products. The Company benefits to the extent actual net investment income exceeds the required interest on net insurance liabilities and manages the rates it credits on its products to maintain the targeted excess or "spread" of investment earnings over interest credited. The Company will continue to be required to provide for future contractual obligations in the event of a decline in investment yield. For more information concerning revenue recognition, investment accounting, and interest sensitivity, please refer to Note 1, Summary of Significant Accounting Policies, and Note 3, Investments, in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, and the discussions under Investments in Item 3 of this report.

Index

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

Other significant accounting policies, although not involving the same level of measurement uncertainties as those discussed above but nonetheless important to an understanding of the financial statements, are described in the Company's annual report on Form 10-K for the year ended December 31, 2006.

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

Index

Consolidated Operations

Revenues. The following details Company revenues.

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Traditional life and annuity premiums	$4,733	3,991
Universal life and annuity contract revenues	28,796	26,956
Net investment income (excluding derivatives)	81,621	83,511
Other income	3,316	5,198

Operating revenues	118,466	119,656
Derivative income (loss)	(4,595)	15,176
Realized gains on investments	241	1,423

Total revenues	$114,112	136,255

Traditional life and annuity premiums - Traditional life and annuity premiums increased 18.6% in the first three months of 2007 compared to the same period in 2006. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period.

Universal life and annuity contract revenues - Revenues for universal life and annuity contract revenues increased 6.8% for the three months in 2007 compared to 2006 and consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances. Revenues in the form of cost of insurance charges were $17.9 million in the first quarter of 2007 compared to $16.5 million for the quarter ended March 31, 2006. Surrender charges assessed against policyholder account balances upon withdrawal decreased to $7.6 million in the first quarter of 2007 versus $7.7 million in 2006.

Net investment income - A detail of net investment income is provided below.

	Three Months Ended March 31,		% of Total
	2007	2006	2007	2006
	(In thousands)

Gross investment income:
Debt securities	$76,316	76,125	92.7%	90.1%
Mortgage loans	2,208	2,638	2.7	3.1
Policy loans	1,645	1,580	2.0	1.9
Other invested assets	2,121	4,184	2.6	4.9

Total investment income	82,290	84,527	100.0%	100.0%
Investment expenses	669	1,016

Net investment income
(excluding derivatives)	81,621	83,511
Derivative income (loss)	(4,595)	15,176

Net investment income	$77,026	98,687

Income from other invested assets for the three months ended March 31, 2006 includes a profit participation interest of $1.6 million and residual profits of $1.1 million from the sale of equity loans during the quarter. Derivative income and losses are recorded as a component of investment income but may fluctuate substantially from period to period based on the performance of the S&P 500® Composite Stock Price Index ("S&P 500 Index®"). See the discussion that follows this section relating to index options and derivatives.

Index

To ensure the Company will be able to pay future commitments to policyholders and provide a financial return, the funds received as premium payments and deposits are invested in high quality investments, primarily debt securities. The income from these investments is closely monitored by the Company due to its significant impact on the business.

Net investment income performance is summarized as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Excluding derivatives:
Net investment income	$81,621	83,511
Average invested assets, at amortized cost	$5,673,090	5,431,222
Annual yield on average invested assets	5.75%	6.15%

Including derivatives:
Net investment income	$77,026	98,687
Average invested assets, at amortized cost	$5,750,193	5,448,962
Annual yield on average invested assets	5.36%	7.24%

The yield on average invested assets decreased from 6.15% in 2006 to 5.75% in 2007, excluding derivatives. The higher yield in 2006 compared to 2007 is due to the additional income recognized from the other invested assets of $2.7 million as previously described. Net investment income performance is analyzed excluding the derivative income which is a common practice in the insurance industry in order to assess underlying profitability and results from ongoing operations.

Derivative income (loss) - Index options are derivative financial instruments used to fully hedge the equity return component of the Company's equity-indexed products. Index options are intended to act as hedges to match closely the returns on the S&P 500 Index®. With an increase or decline in this index, the index option values likewise increase or decline. Any income or loss from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income. However, increases or decreases in income from these options are substantially offset by corresponding increases or decreases in amounts credited to equity-indexed annuity and life policyholders.

Derivative components included in net investment income and the corresponding contract interest amounts are detailed below for each date presented.

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Derivatives:
Unrealized income (loss)	$(8,590)	16,014
Realized income (loss)	3,995	(838)

Total income (loss) included in net investment income	$(4,595)	15,176

Total contract interest	$37,433	56,048

Other income - Other income primarily pertains to the Company's operations involving a nursing home. Revenues associated with this operation were $3.0 million and $2.5 million for the three months ended March 31, 2007 and 2006, respectively. Included in other income for the three months ended March 31, 2006 is $2.6 million resulting from partial lawsuit settlements.

Index

Realized gains on investments - Realized investment gains of $0.2 million and $1.4 million were recorded in the first quarters of 2007 and 2006, respectively. The gains in 2006 are primarily due to sales of collaterialized bond obligation holdings from the debt securities portfolio which had previously been impaired.

Benefits and Expenses. The following details benefits and expenses.

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Life and other policy benefits	$10,974	11,442
Amortization of deferred acquisition costs	23,785	22,298
Universal life and annuity contract interest	37,433	56,048
Other operating expenses	14,116	25,374

Totals	$86,308	115,162

Life and other policy benefits - Death claims decreased from $8.9 million during the first quarter of 2006 to $7.7 million for the quarter ended March 31, 2007. While death claim amounts are subject to variation from period to period, the Company's mortality experience has generally been consistent with its product pricing assumptions.

Amortization of deferred acquisition costs - Life insurance companies are required to defer certain expenses associated with acquiring new business. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses and sales inducements. The Company defers sales inducements in the form of first year interest bonuses on annuity and universal life products that are directly related to the production of new business. These charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. Recognition of these deferred policy acquisition costs in the financial statements occurs over future periods in relation to the emergence of profits priced into the products sold. This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns. Companies are required to review these assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profits pattern is to be "unlocked" and reset based upon the actual experience. While the Company is required to evaluate its emergence of profits continually, management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience.

Amortization of deferred policy acquisition costs increased to $23.8 million in the first quarter of 2007 compared to $22.3 million reported in 2006. In accordance with the newly adopted SOP 05-1, the Company’s amortization of these deferred costs is expected to increase in the future. Under this pronouncement, annuitizations and certain internal replacements of contracts result in the associated unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets being written off.

Universal life and annuity contract interest - The Company closely monitors its credited interest rates on interest sensitive policies, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. As long term interest rates change, the Company's credited interest rates are often adjusted accordingly, taking into consideration the factors as described above. The difference between yields earned over policy credited rates is often referred to as the "interest spread". Raising policy credited rates can typically have more of an immediate impact than higher market rates on the Company's investment portfolio yield, making it more difficult to maintain the current interest spread.

Index

The Company's approximated average credited rates are as follows:

	March 31,		March 31,
	2007	2006	2007	2006
	(Excluding derivative products)		(Including derivative products)

Annuity	3.30%	3.85%	2.53%	4.18%
Interest sensitive life	3.42%	4.34%	4.43%	5.25%

Contract interest also includes the performance of the equity-index component of the Company's derivative products as noted which resulted in losses of $4.6 million and income of $15.2 million in the first three months of 2007 and 2006, respectively. As previously noted, the recent market performance of these equity-index features is included in contract interest expense while also impacting the Company's investment income given the hedge nature of the options purchased for these products.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, and commissions not subject to deferral. Like revenues from other income, nursing home operation expenses are included in other operating expenses in the amount of $2.6 million and $2.2 million for the first quarters of 2007 and 2006, respectively. Other operating expenses for the first quarter of 2006 includes additional compensation cost of $12.5 million as a result of implementation of liability accounting under SFAS 123(R) for the Company's stock option plan. Implementation of liability accounting resulted in a current charge for option costs related to outstanding vested and unvested options. Compensation cost recorded in the first quarter of 2007 totaled $1.3 million.

Federal Income Taxes. Federal income taxes on earnings from continuing operations reflect effective tax rates of 32.8% and 33.4% for the first quarter of 2007 and 2006, respectively, which are lower than the expected Federal rate of 35%. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings (losses) for the quarters ended March 31, 2007 and 2006 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Segment earnings (losses):

March 31, 2007	$(1,352)	4,081	14,947	839	18,515

March 31, 2006	$(1,900)	1,360	13,189	471	13,120

Index

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$6,333	5,834
Net investment income	4,678	5,196
Other income	14	8

Total premiums and other revenue	11,025	11,038

Benefits and expenses:
Life and other policy benefits	6,141	4,954
Amortization of deferred policy acquisition costs	1,864	1,401
Universal life insurance contract interest	2,320	2,270
Other operating expenses	2,712	5,262

Total benefits and expenses	13,037	13,887

Segment earnings (losses) before Federal income taxes	(2,012)	(2,849)

Provision (benefit) for Federal income taxes	(660)	(949)

Segment losses	$(1,352)	(1,900)

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

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Universal life insurance revenues	$5,190	4,468
Traditional life insurance premiums	1,712	1,748
Reinsurance premiums	(569)	(382)

Totals	$6,333	5,834

The Company's U.S. operations have typically emphasized annuity product sales over life product sales but recent efforts have been made to attract new independent agents and to promote life products to improve domestic sales. It is the Company's goal to increase domestic life product sales through increased recruiting of new distribution and the development of new life insurance products. The Company had approximately 9,100 contracted agents as of March 31, 2007.

Index

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Universal life insurance:
First year and single premiums	$2,841	3,872
Renewal premiums	4,177	3,592

Totals	$7,018	7,464

Other operating expenses were $2.7 million and $5.3 million for the three months ended March 31, 2007 and 2006. The decrease in 2007 primarily results from an additional expense in 2006 due to an increase in compensation costs under SFAS 123(R) as a result of the implementation of liability accounting.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$21,671	19,384
Net investment income	5,762	7,014
Other income	45	23

Total premiums and other revenue	27,478	26,421

Benefits and expenses:
Life and other policy benefits	3,677	5,381
Amortization of deferred policy acquisition costs	8,163	4,941
Universal life insurance contract interest	5,252	5,941
Other operating expenses	4,310	8,118

Total benefits and expenses	21,402	24,381

Segment earnings before Federal income taxes	6,076	2,040

Provision for Federal income taxes	1,995	680

Segment earnings	$4,081	1,360

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Universal life insurance revenues	$20,687	19,437
Traditional life insurance premiums	3,577	2,746
Reinsurance premiums	(2,593)	(2,799)

Totals	$21,671	19,384

Index

International operations have emphasized universal life policies over traditional life insurance products. Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Universal life insurance:
First year and single premiums	$8,929	8,539
Renewal premiums	20,503	19,009

Totals	$29,432	27,548

The Company's international life operations have been a significant part of the Company's business which is based upon a long standing reputation in the international market. The Company reported increased sales of equity-indexed universal life products for international life operations with premiums approximating $16.0 million and $12.7 million for the first quarter of 2007 and 2006, respectively. As previously noted, net investment income and contract interest include a decrease due to the S&P 500 Index® performance relative to equity-indexed products in the current quarter of 2007 compared to the same period in 2006.

A detail of net investment income for international life insurance operations is provided below.

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Net investment income
(excluding derivatives)	$6,286	6,322
Derivative income (loss)	(524)	692

Net investment income	$5,762	7,014

As the international life insurance in force continues to grow, the Company anticipates operating earnings to similarly increase. The amount of international life insurance in force has grown from $12.4 billion at March 31, 2006, to $13.4 billion at March 31, 2007.

Amortization of deferred policy acquisition costs increased approximately 65% comparing the first three months of 2007 to the same period in 2006. This increase is due primarily to the application of SOP 05-1 as previously discussed. Amortization expense increases due to the requirement to write-off deferred balances on contracts that are considered substantially changed under this new guidance. The balances were previously carried and amortized over the projected life of the contract.

Other operating expenses were $4.3 million and $8.1 million for the three months ended March 31, 2007 and 2006. The decrease in 2007 primarily results from an additional expense in 2006 due to an increase in compensation costs under SFAS 123(R) as a result of the implementation of liability accounting.

Index

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$5,525	5,729
Net investment income	65,753	85,998
Other income	228	2,707

Total premiums and other revenue	71,506	94,434

Benefits and expenses:
Life and other policy benefits	1,156	1,107
Amortization of deferred policy acquisition costs	13,758	15,956
Annuity contract interest	29,861	47,837
Other operating expenses	4,481	9,761

Total benefits and expenses	49,256	74,661

Segment earnings before Federal income taxes	22,250	19,773

Provision for Federal income taxes	7,303	6,584

Segment earnings	$14,947	13,189

Revenues from annuity operations include primarily surrender charges and recognition of deferred revenues relating to immediate or payout annuities. A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Surrender charges	$4,392	4,549
Payout annuity and other revenues	1,126	1,173
Traditional annuity premiums	7	7

Totals	$5,525	5,729

The Company's earnings are dependent upon annuity contracts persisting or remaining in force. While premium and contract revenues decline with a reduction in surrender charges, the Company's investment earnings benefit as more policies remain in force.

Index

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual annuity deposits collected for the three months ended March 31, 2007 and 2006 are detailed below.

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Equity-indexed annuities	$63,453	64,340
Other deferred annuities	32,686	46,009
Immediate annuities	1,774	3,000

Totals	$97,913	113,349

Sales of equity-indexed annuities were consistent comparing March 31, 2006 quarter end deposits collected to the first quarter of 2007. Equity-indexed product sales typically follow the stock market in that sales are higher when confidence is high in the stock market and low if the stock market is showing poor performance. Since the Company does not offer variable products or mutual funds, these equity-indexed products provide an interest crediting alternative to the Company's existing fixed annuity products and have continued to be a significant portion of the Company’s annuity business.

Other deferred annuity deposits decreased during the quarter ended March 31, 2007 versus March 31, 2006 with $32.7 million collected as compared to $46.0 million, respectively. These product sales have been trending lower over the past few years due to low interest rates and investor preferences. As a selling inducement, many of the deferred products include a first year interest bonus in addition to a base interest rate. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred and amortized over future periods amounted to approximately $4.2 million and $4.7 million during the first quarter of 2007 and 2006, respectively.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Net investment income
(excluding derivatives)	$69,824	71,514
Derivative income (loss)	(4,071)	14,484

Net investment income	$65,753	85,998

Net investment income excluding derivatives decreased from $71.5 million to $69.8 million for the three months ended March 31, 2006 and 2007, respectively. Derivative income and loss fluctuate from period to period based on the S&P 500 Index® performance.

Other income for the quarter ended March 31, 2006 includes $2.6 million relating to lawsuit settlements.

The Company is required to periodically adjust deferred policy acquisition amortization factors for actual experience that varies from assumptions. In the first quarter of 2006, a true-up of assumptions based upon actual results increased amortization for the current period.

Index

Annuity contract interest includes the equity component return associated with the Company's equity-indexed annuities. The detail of equity-indexed annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Equity-indexed annuities	$7,841	21,485
All other annuities	23,857	28,782

Gross contract interest	31,698	50,267
Bonus interest deferred and capitalized	(4,165)	(4,721)
Bonus interest amortization	2,328	2,291

Total contract interest	$29,861	47,837

As previously noted, contract interest reflects a decrease due to the S&P 500 Index® performance relative to equity-indexed products, decreasing in the current quarter of 2007 compared to the same period in 2006.

Other operating expenses were $4.5 million and $9.8 million during the quarters ended March 31, 2007 and 2006, respectively. The decrease in 2007 primarily results from an additional expense in 2006 as a result of implementing liability accounting related to the Company's stock option plan under SFAS 123(R) accounting guidance.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $0.4 million and $0.2 million of operating earnings in the first quarters of 2007 and 2006, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the prudent handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of March 31, 2007 and December 31, 2006. The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.

	Composition of Investments
	March 31, 2007		December 31, 2006
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Debt securities	$5,548,398	94.8	$5,484,799	94.7
Mortgage loans	105,389	1.8	103,325	1.8
Policy loans	87,469	1.5	86,856	1.5
Derivatives	63,815	1.1	72,012	1.2
Equity securities	23,112	0.4	21,203	0.4
Real estate	12,110	0.2	12,113	0.2
Other	9,881	0.2	10,709	0.2

Totals	$5,850,174	100.0	$5,791,017	100.0

Index

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations ("CMO"). As of March 31, 2007 and December 31, 2006, the Company's debt securities portfolio consisted of the following:

	Composition of Debt Securities
	March 31, 2007		December 31, 2006
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Corporate	$2,446,846	44.1	$2,384,762	43.5
Mortgage-backed securities	1,851,412	33.4	1,817,532	33.1
Public utilities	624,211	11.3	623,649	11.4
U.S. government/agencies	417,328	7.5	447,573	8.2
Asset-backed securities	118,628	2.1	122,101	2.2
States & political subdivisions	59,339	1.1	58,627	1.1
Foreign governments	30,634	0.5	30,555	0.5

Totals	$5,548,398	100.0	$5,484,799	100.0

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

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities. As of March 31, 2007, 97.6% of the Company's debt securities were investment grade quality. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's portfolio. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P® .

	March 31, 2007		December 31, 2006
	Amount	%	Amount	%
	(In thousands)		(In thousands)

AAA and U.S. government	$2,507,723	45.2	$2,485,122	45.3
AA	292,098	5.3	284,965	5.2
A	1,340,245	24.1	1,330,980	24.3
BBB	1,277,192	23.0	1,237,151	22.5
BB and other below investment grade	131,140	2.4	146,581	2.7

Totals	$5,548,398	100.0	$5,484,799	100.0

Index

The Company does not purchase below investment grade securities. Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities. During the first quarter of 2007, the Company's percentage of below investment grade securities decreased primarily as a result of the sale of one security, the call of one security and the maturity of two securities along with the upward fluctuation in market pricing. The Company's holdings of below investment grade securities as a percentage of total invested assets is relatively small compared to industry averages. These holdings are summarized below.

	Below Investment Grade Debt Securities
			Estimated	% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets
	(In thousands except percentages)

March 31, 2007	$127,336	131,140	131,904	2.2%

December 31, 2006	$145,858	146,581	146,170	2.5%

December 31, 2005	$168,423	170,455	167,770	3.1%

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

	Below Investment Grade Debt Securities as of March 31, 2007
	Amortized	Carrying	Fair	Fair
	Cost	Value	Value	Value
	2007	2007	2007	2006
	(In thousands)

Retail	$38,965	39,018	39,060	39,033
Utilities/Energy	22,415	24,281	24,835	24,451
Telecommunication	19,996	18,458	18,458	17,999
Asset-backed	12,249	12,249	11,540	11,611
Transportation	9,039	9,900	9,900	9,725
Manufacturing	6,020	9,880	9,919	8,323
Auto finance	6,167	6,167	6,005	6,200
Other	12,485	11,187	11,187	10,467

Totals	$127,336	131,140	130,904	127,809

Index

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at March 31, 2007, approximately 35% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. This slight increase in available for sale securities is a result of short-term investments in bonds. These holdings provide the Company flexibility to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)
	(In thousands)
Securities held to maturity:
Debt securities	$3,626,477	3,642,261	(15,784)
Securities available for sale:
Debt securities	1,906,137	1,908,921	(2,784)
Equity securities	23,112	13,606	9,506

Totals	$5,555,726	5,564,788	(9,062)

In accordance with SFAS No. 115, Accounting for Certain Debt and Equity Securities, during the first quarter of 2007 one security was sold from the held to maturity portfolio due to significant credit deterioration. The amortized cost of the bond was $5.2 million and resulted in a realized gain of $19,000. No securities were sold during the first quarter of 2006. No securities were transferred from the held to maturity portfolio during the first quarter of 2007 or 2006.

Proceeds from sales of securities available for sale totaled $0.2 million and $9.4 million during the first quarter of 2007 and 2006, respectively, which resulted in realized gains of $0.1 million and $1.4 million.

Mortgage Loans and Real Estate

In general, the Company originates loans on high quality, income-producing properties such as shopping centers, freestanding retail stores, office buildings, industrial and sales or service facilities, selected apartment buildings, hotels, and healthcare facilities. The location of these loans is typically in major metropolitan areas that offer a potential for property value appreciation. Credit and default risk is minimized through strict underwriting guidelines and diversification of underlying property types and geographic locations. In addition to being secured by the property, mortgage loans with leases on the underlying property are often guaranteed by the leasee. This approach has proven to result in higher quality mortgage loans with fewer defaults. The Company held net investments in mortgage loans totaling $105.4 million and $103.3 million at March 31, 2007 and December 31, 2006, respectively.

The Company does not recognize interest income on impaired loans which are deemed to be uncollectible. Interest income not recognized totaled $0.4 million in 2007, relating to an impaired loan. There was no interest income unrecognized for the three months ended March 31, 2006.

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

The Company's real estate investments totaled approximately $12.1 million at March 31, 2007 and December 31, 2006, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of the Company. The Company monitors the condition and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. There were no writedowns in the first quarters of 2007 or 2006 associated with these properties.

Index

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	March 31,	December 31,
	2007	2006
	(In thousands except percentages)

Debt securities - fair value	$5,532,614	5,448,990
Debt securities - amortized cost	$5,551,182	5,498,461
Fair value as a percentage of amortized cost	99.67%	99.10%
Unrealized losses	$(18,568)	(49,471)
Ten-year U.S. Treasury bond - decrease
in yield for the quarter	(0.06)%

	Unrealized Loss Balance
	At	At	Change in
	March 31,	December 31,	Unrealized
	2007	2006	Losses
	(In thousands)

Debt securities held to maturity	$(15,784)	(35,809)	20,025
Debt securities available for sale	(2,784)	(13,662)	10,878

Totals	$(18,568)	(49,471)	30,903

Changes in interest rates typically have a significant impact on the fair values of the Company's debt securities. Market interest rates of the ten-year U.S. Treasury bond decreased approximately 6 basis points from year-end 2006 reducing the unrealized loss to $18.6 million on a portfolio of approximately $5.6 billion. The Company would expect similar results in the future from any significant upward or downward movement in market rates. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's consolidated balance sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2006, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first quarter of 2007 were reasonable given the expected range of results of this analysis.

Index

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

The actual amounts paid by product line in connection with surrenders and withdrawals for the quarters ended March 31 are noted in the table below.

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Product Line:
Traditional Life	$990	915
Universal Life	8,047	7,018
Annuities	91,979	90,532

Total	$101,016	98,465

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $62.6 million and $67.2 million for the three months ended March 31, 2007 and 2006, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $115.7 million and $49.7 million for the three months ended March 31, 2007 and 2006, respectively. These cash flow items could be reduced if interest rates rise. Net cash inflows (outflows) from the Company's universal life and investment annuity deposit product operations totaled $25.7 million and ($5.0) million during the three months ended March 31, 2007 and 2006, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. As of March 31, 2007, the Company had commitments of approximately $8.0 million which were approved by the Company's Board of Directors for the construction of a nursing home facility in Central Texas. The construction of the new facility is expected to begin in 2007.

Index

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

Insurance reserves are the means by which life insurance companies determine the liabilities that must be established to assure that future policy benefits are provided for and can be paid. These reserves are required by law and based upon standard actuarial methodologies to ensure fulfillment of commitments guaranteed to policyholders and their beneficiaries, even though the obligations may not be due for many years. Refer to Note (1) in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of reserving methods.

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating lease obligations (1)	$2,325	808	1,300	217	-
Loan commitments	8,000	8,000	-	-	-
Life claims payable (2)	49,102	49,102	-	-	-
Other long-term reserve liabilities
reflected on the balance sheet
under GAAP (3)	370,453	72,988	108,289	55,158	134,018

Total	$429,880	130,898	109,589	55,375	134,018

(1) Refer to Note 9 in the Notes to Consolidated Financial Statements relating to leases in the Company’s Annual Report on Form 10-K.
(2) Life claims payable include benefit and claim liabilities for which the Company believes the amount and timing of the payment is essentially fixed and determinable. Such amounts generally relate to incurred and reported death and critical illness claims including an estimate of claims incurred but not reported.
(3) Other long-term reserve liabilities include obligations that are reported within the Company's reserve liabilities that reflect determinable payout patterns related to immediate annuities. The above amounts are undiscounted whereas the amounts included in future policy benefit liabilities are discounted in accordance with GAAP. Liabilities for future policy benefits and other policyholder liabilities of approximately $5.2 billion as of March 31, 2007 have been excluded from the contractual obligations table. These excluded liabilities include future policy benefits relating to life insurance products, deferred annuities, and universal life products. Amounts excluded from the table are comprised of policies or contracts where (a) the Company is not currently making payments and will not make payments in the future until the occurrence of a payment triggering event, such as death or (b) the occurrence of a payment triggering event, such as a surrender of a policy or contract, which is outside of the control of the Company. The timing of these payments is not reasonably fixed and determinable. These uncertainties are considered in the Company's asset/liability management program as previously noted.

CHANGES IN ACCOUNTING PRINCIPLES AND CRITICAL ACCOUNTING POLICIES

Changes in Accounting Principles

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements.

Index

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Refer to Note 7 "Legal Proceedings" of the accompanying financial statements included in this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no changes relative to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Index

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

During the month ended March, 2007, the Company purchased 15,520 shares from option holders at an average price of $244.73. These purchased shares are reported in the Company's condensed consolidated financial statements as authorized and unissued.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: May 9, 2007	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: May 9, 2007	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial & Administrative
Officer and Treasurer
(Principal Financial Officer)

Date: May 9, 2007	/S/ Kay E. Osbourn
Kay E. Osbourn
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)