Form 10-Q
period 2007-06-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2007-08-09
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of August 7, 2007, the number of shares of Registrant's common stock outstanding was: Class A – 3,422,324 and Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
Investments:
Securities held to maturity, at amortized cost	$3,708,513	3,603,434
Securities available for sale, at fair value	1,867,565	1,902,568
Mortgage loans, net of allowances for possible losses ($2,100)	104,085	103,325
Policy loans	85,279	86,856
Derivatives	74,886	72,012
Other long-term investments	21,604	22,822

Total investments	5,861,932	5,791,017

Cash and short-term investments	28,566	49,901
Deferred policy acquisition costs	655,015	643,964
Deferred sales inducements	99,622	93,139
Accrued investment income	64,452	64,393
Federal income tax receivable	8,118	-
Other assets	46,688	51,029

	$6,764,393	6,693,443

Note: The condensed consolidated balance sheet at December 31, 2006, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2007	2006

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$139,109	138,382
Universal life and annuity contracts	5,434,960	5,395,075
Other policyholder liabilities	123,517	112,449
Federal income tax liability:
Current	-	1,666
Deferred	32,060	32,207
Other liabilities	74,291	80,680

Total liabilities	5,803,937	5,760,459

COMMITMENTS AND CONTINGENCIES (Note 5 and 9)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,422,324 and
3,420,824 issued and outstanding in 2007 and 2006	3,422	3,421
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2007 and 2006	200	200
Additional paid-in capital	36,236	36,110
Accumulated other comprehensive loss	(14,714)	(3,731)
Retained earnings	935,312	896,984

Total stockholders' equity	960,456	932,984

	$6,764,393	6,693,443

Note: The condensed consolidated balance sheet at December 31, 2006, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands, except per share amounts)

	2007	2006

Premiums and other revenue:
Traditional life and annuity premiums	$4,586	4,097
Universal life and annuity contract revenues	28,653	25,598
Net investment income	107,932	66,323
Other income	3,359	3,009
Realized gains on investments	4,165	1,616

Total premiums and other revenue	148,695	100,643

Benefits and expenses:
Life and other policy benefits	10,437	7,646
Amortization of deferred acquisition costs	25,637	22,715
Universal life and annuity contract interest	67,385	23,565
Other operating expenses	16,367	13,724

Total benefits and expenses	119,826	67,650

Earnings before Federal income taxes	28,869	32,993

Provision for Federal income taxes:
Current	5,073	9,286
Deferred	1,945	1,480

Total Federal income taxes	7,018	10,766

Net earnings	$21,851	22,227

Basic Earnings Per Share	$6.03	6.13

Diluted Earnings Per Share	$5.98	6.07

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands, except per share amounts)

	2007	2006

Premiums and other revenue:
Traditional life and annuity premiums	$9,319	8,088
Universal life and annuity contract revenues	57,449	52,554
Net investment income	184,958	165,010
Other income	6,675	8,207
Realized gains on investments	4,406	3,039

Total premiums and other revenue	262,807	236,898

Benefits and expenses:
Life and other policy benefits	21,411	19,088
Amortization of deferred acquisition costs	49,422	45,013
Universal life and annuity contract interest	104,818	79,613
Other operating expenses	30,483	39,098

Total benefits and expenses	206,134	182,812

Earnings before Federal income taxes	56,673	54,086

Provision (benefit) for Federal income taxes:
Current	9,387	20,773
Deferred	6,763	(2,959)

Total Federal income taxes	16,150	17,814

Net earnings	$40,523	36,272

Basic Earnings Per Share	$11.19	10.01

Diluted Earnings Per Share	$11.09	9.91

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006

Net earnings	$21,851	22,227

Other comprehensive income (loss), net of effects of
deferred policy acquisition costs and taxes:
Net unrealized losses on securities:
Net unrealized holding losses arising during period	(13,326)	(9,898)
Reclassification adjustment for gains included in net earnings	(2,697)	(806)
Amortization of net unrealized gains
related to transferred securities	34	1

Net unrealized losses on securities	(15,989)	(10,703)

Foreign currency translation adjustments	(99)	100
Benefit plan adjustment	618	-

Other comprehensive loss	(15,470)	(10,603)

Comprehensive income	$6,381	11,624

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006

Net earnings	$40,523	36,272

Other comprehensive income (loss), net of effects of
deferred policy acquisition costs and taxes:
Net unrealized losses on securities:
Net unrealized holding losses arising during period	(8,605)	(20,260)
Reclassification adjustment for gains included in net earnings	(2,864)	(1,698)
Amortization of net unrealized gains (losses)
related to transferred securities	54	(96)

Net unrealized losses on securities	(11,415)	(22,054)

Foreign currency translation adjustments	(186)	165
Benefit plan adjustment	618	-

Other comprehensive loss	(10,983)	(21,889)

Comprehensive income	$29,540	14,383

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006
Common stock:
Balance at beginning of year	$3,621	3,613
Shares exercised under stock option plan	1	8

Balance at end of period	3,622	3,621

Additional paid-in capital:
Balance at beginning of year	36,110	37,923
Shares exercised under the stock option plan	126	503
Adjustment for stock option liability classification	-	(719)

Balance at end of period	36,236	37,707

Accumulated other comprehensive income:
Unrealized gains (losses) on securities:
Balance at beginning of year	3,148	10,401
Change in unrealized losses during period	(11,415)	(22,054)

Balance at end of period	(8,267)	(11,653)

Foreign currency translation adjustments:
Balance at beginning of year	3,122	3,300
Change in translation adjustments during period	(186)	165

Balance at end of period	2,936	3,465

Benefit plan liability adjustment:
Balance at beginning of year	(10,001)	(3,137)
Change in benefit plan liability adjustment during period	618	-

Balance at end of period	(9,383)	(3,137)

Accumulated other comprehensive loss at end of period	(14,714)	(11,325)

Retained earnings:
Balance at beginning of year	896,984	821,908
Cumulative effect of change in accounting principle, net of tax	(2,195)	-
Net earnings	40,523	36,272

Balance at end of period	935,312	858,180

Total stockholders' equity	$960,456	888,183

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006

Cash flows from operating activities:
Net earnings	$40,523	36,272
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and annuity contract interest	104,818	79,613
Surrender charges and other policy revenues	(17,630)	(16,283)
Realized gains on investments	(4,406)	(3,039)
Accrual and amortization of investment income	(2,641)	(2,655)
Depreciation and amortization	707	770
(Increase) decrease in value of derivatives	(78)	6,905
Increase in deferred policy acquisition and sales inducement costs	(4,601)	(2,817)
Increase in accrued investment income	(59)	(2,101)
(Increase) decrease in other assets	1,157	(10,575)
Increase in liabilities for future policy benefits	727	226
Increase in other policyholder liabilities	11,068	13,002
Decrease in Federal income tax liability	(2,365)	(2,687)
Increase (decrease) in other liabilities	(10,946)	16,024
Other	1,802	(1,852)

Net cash provided by operating activities	118,076	110,803

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	5,175	-
Securities available for sale	11,562	21,368
Other investments	12,766	21,759
Proceeds from maturities and redemptions of:
Securities held to maturity	73,694	105,889
Securities available for sale	186,519	52,497
Derivatives	8,570	-
Purchases of:
Securities held to maturity	(182,115)	(197,703)
Securities available for sale	(174,781)	(111,436)
Other investments	(24,947)	(20,780)
Principal payments on mortgage loans	15,275	7,547
Cost of mortgage loans acquired	(15,932)	(2,715)
Decrease in policy loans	(1,446)	(117)
Other	(1,872)	(538)

Net cash used in investing activities	(87,532)	(124,229)

	(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006

Cash flows from financing activities:
Deposits to account balances for universal life
and annuity contracts	$247,944	273,949
Return of account balances on universal life
and annuity contracts	(299,755)	(265,222)
Issuance of common stock under stock option plan	127	511

Net cash used in financing activities	(51,684)	9,238

Effect of foreign exchange	(195)	1,239

Net decrease in cash and short-term investments	(21,335)	(2,949)
Cash and short-term investments at beginning of year	49,901	31,355

Cash and short-term investments at end of period	$28,566	28,406

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the six month period for:
Interest	$20	20
Income taxes	19,097	21,915

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2007, and the results of its operations and its cash flows for the three months and six months ended June 30, 2007 and 2006.  The results of operations for the three months and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov.

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

On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Hybrid financial instruments are single financial instruments that contain an embedded derivative. Under SFAS No. 155, entities can elect to record certain hybrid financial instruments at fair value as individual financial instruments. Prior to this amendment, certain hybrid financial instruments were required to be separated into two instruments – a derivative and host – and generally only the derivative was recorded at fair value. SFAS No. 155 also requires that beneficial interests in securitized assets be evaluated for either freestanding or embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007.  SFAS No. 155 did not have a material effect on the Company's consolidated financial statements on the date of adoption.

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

(3)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The Company paid no cash dividends on common stock during the six months ended June 30, 2007 and 2006, as it generally follows a policy of retaining any earnings in order to finance the development of business and to meet regulatory requirements for capital.

(4)  EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net income by the weighted-average basic common shares outstanding during the period.  Diluted earnings per share assumes the issuance of common shares applicable to stock options in the denominator.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)

Numerator for basic and diluted
earnings per share:
Earnings available to common stockholders
before and after assumed conversions	$21,851	22,227	40,523	36,272

Denominator:
Basic earnings per share -
weighted-average shares	3,622	3,628	3,622	3,623

Effect of dilutive stock options	28	37	31	38

Diluted earnings per share -
adjusted weighted-average
shares for assumed conversions	3,650	3,665	3,653	3,661

Basic earnings per share	$6.03	6.13	11.19	10.01

Diluted earnings per share	$5.98	6.07	11.09	9.91

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Service cost	$187	172	360	343
Interest cost	288	243	543	487
Expected return on plan assets	(313)	(227)	(550)	(455)
Amortization of prior service cost	1	1	2	2
Amortization of net loss	72	82	160	165

Net periodic benefit cost	$235	271	515	542

The Company expects to contribute $1.8 million to the plan in 2007.  As of June 30, 2007, the Company has contributed $0.7 million to the plan.

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

The following summarizes the components of net periodic benefit costs for these non-qualified plans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Service cost	$(21)	324	386	648
Interest cost	304	73	481	146
Amortization of prior service cost	260	161	520	323
Amortization of net loss	156	-	202	-

Net periodic benefit cost	$699	558	1,589	1,117

The Company expects to contribute $1.4 million to these plans in 2007.  As of June 30, 2007, the Company has contributed $0.6 million to the plan.

(B)  Defined Benefit Postretirement Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following summarizes the components of net periodic benefit costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Interest cost	$41	25	70	50
Amortization of prior service cost	26	25	52	51
Amortization of net loss	15	-	15	-

Net periodic benefit cost	$82	50	137	101

As previously disclosed in its financial statements for the year ended December 31, 2006, the Company expects to contribute minimal amounts to the plan in 2007.

(6)  SEGMENT AND OTHER OPERATING INFORMATION

Under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information for the quarters ended June 30, 2007 and 2006 is provided below.

Selected Segment Information.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

June 30, 2007:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$54,622	185,507	514,508	-	754,637
Total segment assets	387,613	748,423	5,500,959	104,690	6,741,685
Future policy benefits	317,127	526,618	4,730,324	-	5,574,069
Other policyholder liabilities	11,517	21,093	90,907	-	123,517

Three Months Ended
June 30, 2007:
Condensed Income Statements:
Premiums and contract
revenues	$6,314	20,564	6,361	-	33,239
Net investment income	4,515	8,853	91,677	2,887	107,932
Other income	13	42	138	3,166	3,359

Total revenues	10,842	29,459	98,176	6,053	144,530

Life and other policy benefits	2,617	7,300	520	-	10,437
Amortization of deferred
policy acquisition costs	2,324	7,817	15,496	-	25,637
Universal life and annuity
contract interest	2,312	7,844	57,229	-	67,385
Other operating expenses	2,119	5,838	5,599	2,811	16,367
Federal income taxes (benefit)	509	(112)	4,318	845	5,560

Total expenses	9,881	28,687	83,162	3,656	125,386

Segment earnings	$961	772	15,014	2,397	19,144

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Six Months Ended
June 30, 2007:
Condensed Income Statements:
Premiums and contract
revenues	$12,647	42,235	11,886	-	66,768
Net investment income	9,193	14,615	157,430	3,720	184,958
Other income	27	87	366	6,195	6,675

Total revenues	21,867	56,937	169,682	9,915	258,401

Life and other policy benefits	8,758	10,977	1,676	-	21,411
Amortization of deferred
policy acquisition costs	4,188	15,980	29,254	-	49,422
Universal life and annuity
contract interest	4,632	13,096	87,090	-	104,818
Other operating expenses	4,831	10,148	10,080	5,424	30,483
Federal income taxes (benefit)	(151)	1,883	11,621	1,255	14,608

Total expenses	22,258	52,084	139,721	6,679	220,742

Segment earnings (losses)	$(391)	4,853	29,961	3,236	37,659

Selected Segment Information.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
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
	(In thousands)

Six Months Ended
June 30, 2006:
Condensed Income Statements:
Premiums and contract
revenues	$11,533	38,084	11,025	-	60,642
Net investment income	10,216	12,187	139,407	3,200	165,010
Other income	15	45	2,862	5,285	8,207

Total revenues	21,764	50,316	153,294	8,485	233,859

Life and other policy benefits	8,031	9,220	1,837	-	19,088
Amortization of deferred
policy acquisition costs	3,372	9,511	32,130	-	45,013
Universal life and annuity
contract interest	4,543	9,214	65,856	-	79,613
Other operating expenses	7,462	11,825	14,960	4,851	39,098
Federal income taxes (benefit)	(540)	3,460	12,637	1,193	16,750

Total expenses	22,868	43,230	127,420	6,044	199,562

Segment earnings (losses)	$(1,104)	7,086	25,874	2,441	34,297

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$33,239	29,695	66,768	60,642
Net investment income	107,932	66,323	184,958	165,010
Other income	3,359	3,009	6,675	8,207
Realized gains on investments	4,165	1,616	4,406	3,039

Total consolidated premiums and
other revenue	$148,695	100,643	262,807	236,898

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$5,560	10,200	14,608	16,750
Taxes on realized gains on
investments	1,458	566	1,542	1,064

Total consolidated Federal
income taxes	$7,018	10,766	16,150	17,814

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net Earnings:
Total segment earnings	$19,144	21,177	37,659	34,297
Realized gains on investments,
net of taxes	2,707	1,050	2,864	1,975

Total consolidated net earnings	$21,851	22,227	40,523	36,272

	June 30,
	2007	2006
	(In thousands)
Assets:
Total segment assets	$6,741,685	6,458,892
Other unallocated assets	22,708	20,319

Total consolidated assets	$6,764,393	6,479,211

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

		Options Outstanding
			Weighted-
	Shares		Average
	Available		Exercise
	For Grant	Shares	Price

Balance at January 1, 2007	26,477	128,465	$123.00
Stock Options:
Exercised	-	(23,560)	105.89
Forfeited	1,110	(1,110)	131.23
Expired	81	(81)	85.13

Balance at June 30, 2007	27,668	103,714	$126.82

The total intrinsic value of options exercised was $3.3 million and $1.1 million for the six months ended June 30, 2007 and 2006, respectively.  The total share-based liabilities paid were $3.1 million for the six months ended June 30, 2007.  The total fair value of shares vested during the six months ended June 30, 2007 and 2006 was $3.0 million and $2.6 million, respectively.

The following table summarizes information about stock options outstanding at June 30, 2007.

	Options Outstanding
		Weighted-
		Average
	Number	Remaining	Options
	Outstanding	Contractual Life	Exercisable
Exercise prices:
$105.25	8,130	1.0 years	8,130
112.38	5,800	1.2 years	5,800
92.13	24,634	4.1 years	17,586
95.00	7,200	4.2 years	7,200
150.00	57,950	7.1 years	13,950

Totals	103,714		52,666

Aggregate intrinsic value
(in thousands)	$13,178		$7,467

The aggregate intrinsic value in the table above is based on the closing stock price of $253.89 per share on June 30, 2007.

In estimating the fair value of the options outstanding at June 30, 2007, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	2007	2006

Expected term of options	2 to 6 years	1 to 6 years
Expected volatility:
Range	15.54% to 23.27%	15.53% to 24.35%
Weighted-average	17.61%	21.12%
Expected dividends	-	-
Risk-free rate:
Range	4.93% to 5.05%	5.07% to 5.31%
Weighted-average	4.99%	5.21%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on historical volatility over the expected term.

The pre-tax compensation cost recognized in the financial statements related to the Plan was $2.6 million and $13.9 million for the six months ended June 30, 2007 and 2006, respectively.  The related tax benefit recognized was $0.9 million and $4.9 million for the six months ended June 30, 2007 and 2006, respectively.

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

As of June 30, 2007, the total compensation cost related to nonvested options not yet recognized was $2.5 million.  This amount is expected to be recognized over a weighted-average period of 2 years.  The Company recognizes compensation cost over the graded vesting periods.

For the six months ended June 30, 2007 and 2006, the total cash received from the exercise of options under the Plan was $0.1 million and $0.5 million, respectively.

(8)  FEDERAL INCOME TAXES

During the second quarter of 2007, upon the completion of a detailed review of the deferred tax items, the Company identified a $2.3 million error in the net deferred tax liability. The error, which occurred during various periods prior to 2005, was corrected in the second quarter of 2007 and resulted in a decrease in the net deferred tax liability and deferred tax expense.  The adjustment was not material to the current period or any prior period financial statements.

(9)  LEGAL PROCEEDINGS

In the course of an audit of a charitable tax-exempt foundation, the Internal Revenue Service (“IRS”) raised an issue under the special provisions of the Internal Revenue Code (“IRC”) governing tax-exempt private foundations as to certain interest-bearing loans from the Company to another corporation in which the tax-exempt foundation owns stock. The issue was whether such transactions constitute indirect self-dealing by the foundation, the result of which would be excise taxes on the Company by virtue of its participation in such transactions. By letter to the Company dated August 21, 2003, the IRS proposed an initial excise tax liability in the total amount approximating one million dollars as a result of such transactions. The Company disagreed with the IRS analysis. The Company contested and requested that this issue instead be referred to the IRS National Office for technical advice. The IRS audit team agreed and the matter was referred in November of 2003 to the IRS National Office. Such technical advice was subsequently issued by the IRS National Office in the form of a memorandum analyzing the issue which concluded that such loans do not constitute indirect self-dealing.  This technical advice memorandum is binding on the IRS audit team.

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

OVERVIEW

Insurance Operations - Domestic

The Company is currently licensed to do business in all states except for New York.  Products marketed are annuities, universal life insurance, equity-indexed annuities and universal life, and traditional life insurance, which include both term and whole life products.  The Company’s domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and equity-indexed annuities.  Most of these annuities can be sold as tax qualified or nonqualified products.  At June 30, 2007, the Company maintained approximately 122,100 annuity policies in force.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 6,500 independent agents contracted.  Roughly 25% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper socioeconomic classes.  Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another.  Products issued to international residents are almost entirely universal life and traditional life insurance products.  However, certain annuity and investment contracts are also available. At June 30, 2007, the Company had approximately 70,100 international life insurance policies in force representing approximately $13.8 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 4,700 independent international consultants and brokers currently contracted, 44% of which have submitted policy applications to the Company in the past twelve months.

There are some inherent risks of accepting international applications which are not present within the domestic market that are reduced substantially by the Company in several ways.  As previously described, the Company accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources.  This targeted customer base coupled with the Company's conservative underwriting practices have historically resulted in claims experience, due to natural causes, similar to that in the United States.  The Company minimizes exposure to foreign currency risks by requiring payment of premiums, claims and other benefits almost entirely in United States dollars.  Finally, the Company's forty years of experience with the international products and its longstanding independent consultant and broker-agent relationships further serve to minimize risks.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
International:
Universal life	$2,507	1,565	4,151	3,471
Traditional life	1,765	917	3,492	2,136
Equity-indexed life	5,052	4,067	9,779	8,202
	9,324	6,549	17,422	13,809
Domestic:
Universal life	959	462	1,332	1,157
Traditional life	53	86	128	150
Equity-indexed life	1,433	1,018	2,855	1,426
	2,445	1,566	4,315	2,733

Totals	$11,769	8,115	21,737	16,542

Life insurance sales as measured by annualized first year premiums increased 45% in the second quarter of 2007 as compared to the second quarter of 2006 and increased 31% for the first six months of 2007 versus 2006. Both of the Company's life lines of business, international and domestic, posted increases over the comparable results in the second quarter of 2007 with international sales up 42% and domestic sales 56% greater.

Company management has placed considerable emphasis on building domestic life insurance sales as a strategic focus and in response to comments from outside rating agencies reviewing the Company. Domestic operations have generally focused more heavily on annuity sales than on life insurance sales. The Company spent the greater part of 2003 and 2004 revamping its domestic life operations by changing the way it contracts distribution for life business, eliminating products and distributions that have not contributed significantly to earnings, and creating new and competitive products. A single premium universal life ("SPUL") product was launched at the end of 2003 beginning a diversification of the Company's product portfolio away from smaller dollar face amount policies. The Company released its first equity-indexed universal life ("EIUL") product for its domestic markets at the end of the third quarter of 2005 and began receiving applications. This product accounted for 66% of domestic life insurance sales in the first six months of 2007 and management anticipates this share to continue throughout the remainder of the year. With the introduction of the EIUL and SPUL products and the discontinued marketing of smaller premium and volume life insurance policies, the Company has seen an increase in the average amount of per policy coverage purchased in its domestic markets as shown in the following table:

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2003	$76,100	219,600
Year ended December 31, 2004	101,700	234,500
Year ended December 31, 2005	137,900	245,900
Year ended December 31, 2006	315,800	254,700
Six months ended June 30, 2007	342,300	231,300

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

	Six Months Ended June 30,
	2007	2006

Percentage of International Sales:
Latin America	63.3%	74.2%
Pacific Rim	14.6	12.1
Eastern Europe	22.1	13.7

Totals	100.0%	100.0%

Year-to-date, the Company has recorded sales to residents outside of the United States in over thirty different countries with Brazil (31%), Taiwan (14%), and Kazakhstan (11%) making up the largest markets.

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of June 30,
	2007	2006
	($ in thousands)
Universal life:
Number of policies	74,790	77,900
Face amounts	$8,015,070	8,022,260

Traditional life:
Number of policies	52,750	53,920
Face amounts	$1,784,330	1,749,140

Equity-indexed life:
Number of policies	21,740	17,630
Face amounts	$4,804,990	3,667,620

Rider face amounts	$1,876,600	1,644,710

Total life insurance:
Number of policies	149,280	149,450
Face amounts	$16,480,990	15,083,730

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Equity-indexed annuities	$85,584	79,244	154,268	138,766
Other deferred annuities	30,232	47,282	57,889	93,975
Immediate annuities	770	3,671	2,492	7,750

Totals	$116,586	130,197	214,649	240,491

Annuity sales for the second quarter of 2007 were 10% lower than the comparable period in 2006 and were 10% lower of the first six months of the year, continuing a trend that began in the first quarter of 2004. Annuity sales in the first quarter of 2004 represented the tail end of the increase in fixed annuity sales that began in 2003 when the Company achieved nearly $1.2 billion in sales. Annuity sales began trending lower due to a combination of declining interest rates, investors returning to alternative investment vehicles and the Company managing its targeted levels of risk and statutory capital and surplus. During the past couple of years interest rate levels have experienced an infrequent occurrence in which the yield curve is inverted, that is, longer term interest rate levels were below shorter term interest rate levels. In such an environment, consumers opt for short term investment vehicles such as bank certificates of deposits rather than longer term choices which include fixed rate annuities.

The Company's mix of annuity sales has shifted the past few years. With a stronger performance in the equity market, sales of equity-indexed annuity products became more prevalent beginning in 2004 and have continued thus far in 2007. Over the past several years sales of equity-indexed products have consistently accounted for more than one-half of all annuity sales and were 72% during the first six months of 2007. For all equity-indexed products, the Company purchases over the counter options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period.  The formula result can never be less than zero.  The Company does not deliberately mismatch or under hedge for the equity feature of these products.

The sizable increase in annuity sales volume the past several years has required a greater level of asset/liability analysis. The Company monitors its asset/liability matching within the self-constraints of desired capital levels and risk tolerance. Despite the amounts of new business, the company's capital level remains substantially above industry averages and regulator targets.

The following table sets forth information regarding annuities in force for each date presented.

	Annuities in Force as of June 30,
	2007	2006
	($ in thousand)

Equity-indexed annuities
Number of policies	31,590	28,770
GAAP annuity reserves	$1,896,860	1,661,760

Other deferred annuities
Number of policies	77,280	82,100
GAAP annuity reserves	$2,578,700	2,704,690

Immediate annuities
Number of policies	13,220	12,710
GAAP annuity reserves	$251,790	248,780

Total annuities
Number of policies	122,090	123,580
GAAP annuity reserves	$4,727,350	4,615,230

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Traditional life and annuity premiums	$4,586	4,097	9,319	8,088
Universal life and annuity
contract revenues	28,653	25,598	57,449	52,554
Net investment income
(excluding derivatives)	84,653	83,651	166,274	167,162
Other income	3,359	3,009	6,675	8,207

Operating revenues	121,251	116,355	239,717	236,011
Derivative income (loss)	23,279	(17,328)	18,684	(2,152)
Realized gains on investments	4,165	1,616	4,406	3,039

Total revenues	$148,695	100,643	262,807	236,898

Traditional life and annuity premiums - Traditional life and annuity premiums increased 11.9% and 15.2% for the three and six months ended June 30, 2007 compared to the same period in 2006.  Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period.

Universal life and annuity contract revenues - Revenues for universal life and annuity contract revenues increased 11.9% for the three months ended June 30, 2007 and 9.3% for the first six months of the current year compared to 2006 and consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances.  Revenues in the form of cost of insurance charges were $18.2 million and $36.1 million for the three and six months of 2007 compared to $16.6 million and $33.1 million for the three and six months ended June 30, 2006.  Surrender charges assessed against policyholder account balances upon withdrawal increased to $8.3 million and $15.9 million for the three and six months of 2007 versus $7.0 million and $14.7 million for the three and six months ended June 30, 2006.

Net investment income - A detail of net investment income is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Gross investment income:
Debt securities	$77,259	76,989	153,575	153,114
Mortgage loans	2,126	2,038	4,334	4,676
Policy loans	1,471	1,567	3,116	3,147
Short-term investments	1,776	348	3,662	610
Other invested assets	2,774	3,189	3,009	7,111

Total investment income	85,406	84,131	167,696	168,658
Investment expenses	753	480	1,422	1,496

Net investment income
(excluding derivatives)	84,653	83,651	166,274	167,162
Derivative income (loss)	23,279	(17,328)	18,684	(2,152)

Net investment income	$107,932	66,323	184,958	165,010

Short-term investments contributed $1.8 million and $3.7 million to income for the three months and six months ended June 30, 2007 compared to $0.3 million and $0.6 million for the same period in 2006.  This increase in 2007 is attributable to higher asset holdings in these investments compared to 2006.  Income from other invested assets for the six months ended June 30, 2006 includes a profit participation interest of $1.6 million and residual profits of $1.1 million from the sale of equity loans contributing to higher income year to date.  Derivative gains and losses are recorded as a component of investment income but may fluctuate substantially from period to period based on the performance of the S&P 500® Composite Stock Price Index ("S&P 500 Index®").  See the discussion that follows this section relating to index options and derivatives.

To ensure the Company will be able to pay future commitments to policyholders and provide a financial return, the funds received as premium payments and deposits are invested in high quality investments, primarily debt securities.  The income from these investments is closely monitored by the Company due to its significant impact on the business.

Net investment income performance is summarized as follows:

	Six Months Ended June 30,
	2007	2006
	(In thousands)

Excluding derivatives:
Net investment income	$166,274	167,162
Average invested assets, at amortized cost	$5,686,309	5,453,706
Annual yield on average invested assets	5.85%	6.13%

Including derivatives:
Net investment income	$184,958	165,010
Average invested assets, at amortized cost	$5,741,074	5,493,256
Annual yield on average invested assets	6.44%	6.01%

The yield on average invested assets decreased from 6.13% in 2006 to 5.85% in 2007, excluding derivatives.  The higher yield in 2006 compared to 2007 is due to the additional income recognized from the other invested assets of $2.7 million as previously described.  Net investment income performance is analyzed excluding the derivative income which is a common practice in the insurance industry in order to assess underlying profitability and results from ongoing operations.

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

Derivative components included in net investment income and the corresponding contract interest amounts are detailed below for each date presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Derivatives:
Unrealized income (loss)	$9,951	(22,919)	1,361	(6,905)
Realized income	13,328	5,591	17,323	4,753

Total income (loss) included
in net investment income	$23,279	(17,328)	18,684	(2,152)

Total contract interest	$67,385	23,565	104,818	79,613

Other income - Other income primarily pertains to the Company's operations involving a nursing home.  Revenues associated with this operation were $6.2 million and $5.3 million for the six months ended June 30, 2007 and 2006, respectively.  In addition, included in other income for the six months ended June 30, 2006 is $2.6 million resulting from partial lawsuit settlements.

Realized gains on investments - Realized investment gains of $4.2 million and $1.6 million were recorded in the second quarter of 2007 and 2006, respectively.  In the second quarter of 2007, the gain of $3.7 million results from a sale of a previously impaired bond.  The gains in 2006 are primarily due to sales of collateralized bond obligation holdings from the debt securities portfolio which had previously been impaired.

Benefits and Expenses.  The following details benefits and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Life and other policy benefits	$10,437	7,646	21,411	19,088
Amortization of deferred policy
acquisition costs	25,637	22,715	49,422	45,013
Universal life and annuity
contract interest	67,385	23,565	104,818	79,613
Other operating expenses	16,367	13,724	30,483	39,098

Totals	$119,826	67,650	206,134	182,812

Life and other policy benefits - Death claims increased from $5.3 million and $14.2 million during the three and six months of the second quarter of 2006 to $7.9 million and $15.6 million for the same period ended June 30, 2007.  While death claim amounts are subject to variation from period to period, the Company's mortality experience has generally been consistent with its product pricing assumptions.

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

Amortization of deferred policy acquisition costs increased to $25.6 million and $49.4 million for the three and six months of the second quarter of 2007 compared to $22.7 million and $45.0 million reported in 2006.  In accordance with the newly adopted SOP 05-1, the Company’s amortization of these deferred costs is expected to increase in the future.  Under this pronouncement, annuitizations and certain internal replacements of contracts result in the associated unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets being written off.

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

The Company's approximated average credited rates are as follows:

	June 30,		June 30,
	2007	2006	2007	2006
	(Excluding derivative products)		(Including derivative products)

Annuity	3.38%	3.39%	3.69%	2.87%
Interest sensitive life	3.16%	4.73%	5.13%	4.38%

Contract interest also includes the performance of the equity-index component of the Company's derivative products as noted which resulted in income of $23.3 million and $18.7 million and losses of $17.3 million and $2.2 million for the three and six months ended June 30, 2007 and 2006, respectively. As previously noted, the recent market performance of these equity-index features is included in contract interest expense while also impacting the Company's investment income given the hedge nature of the options purchased for these products.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, and commissions not subject to deferral.  Like revenues from other income, nursing home operation expenses are included in other operating expenses in the amount of $2.8 million and $5.4 million for the three and six months ended June 30, 2007 and $2.6 million and $4.9 million for the same period in 2006. Compensation cost recorded in the three and six months ended June 30, 2007 totaled $1.3 million and $2.6 million. Other operating expenses for the three and six months ended June 30, 2006 also includes compensation cost of $1.4 million and $13.9 million as a result of implementation of liability classification under SFAS 123(R) for the Company's stock option plan.  Implementation of liability classification resulted in a current charge for option costs related to outstanding vested and unvested options.

Federal Income Taxes.  Federal income taxes on earnings from continuing operations reflect effective tax rates of 28.5% and 32.9% for the first six months of 2007 and 2006, respectively.  The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

During the second quarter of 2007, upon the completion of a detailed review of the deferred tax items, the Company identified a $2.3 million error in the net deferred tax liability. The error, which occurred during various periods prior to 2005, was corrected in the second quarter of 2007 and resulted in a decrease in the net deferred tax liability and deferred tax expense.  The adjustment was not material to the current period or any prior period financial statements.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the three months and six months ended June 30, 2007 and 2006 is provided below.  The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:

June 30, 2007	$961	772	15,014	2,397	19,144

June 30, 2006	$796	5,726	12,685	1,970	21,177

Six months ended:

June 30, 2007	$(391)	4,853	29,961	3,236	37,659

June 30, 2006	$(1,104)	7,086	25,874	2,441	34,297

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$6,314	5,699	12,647	11,533
Net investment income	4,515	5,020	9,193	10,216
Other income	13	7	27	15

Total premiums and other revenue	10,842	10,726	21,867	21,764

Benefits and expenses:
Life and other policy benefits	2,617	3,077	8,758	8,031
Amortization of deferred policy
acquisition costs	2,324	1,971	4,188	3,372
Universal life insurance contract
interest	2,312	2,273	4,632	4,543
Other operating expenses	2,119	2,200	4,831	7,462

Total benefits and expenses	9,372	9,521	22,409	23,408

Segment earnings (losses) before
Federal income taxes	1,470	1,205	(542)	(1,644)

Provision (benefit) for Federal
income taxes	509	409	(151)	(540)

Segment earnings (losses)	$961	796	(391)	(1,104)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Universal life insurance revenues	$5,225	4,189	10,415	8,657
Traditional life insurance premiums	1,924	1,921	3,636	3,669
Reinsurance premiums	(835)	(411)	(1,404)	(793)

Totals	$6,314	5,699	12,647	11,533

The Company's U.S. operations have typically emphasized annuity product sales over life product sales but recent efforts have been made to attract new independent agents and to promote life products to improve domestic sales.  It is the Company's goal to increase domestic life product sales through increased recruiting of new distribution and the development of new life insurance products.  The Company had approximately 6,500 contracted agents as of June 30, 2007.

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP.  Actual universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Universal life insurance:
First year and single premiums	$3,530	2,347	6,371	6,219
Renewal premiums	3,881	3,416	8,058	7,008

Totals	$7,411	5,763	14,429	13,227

Other operating expenses were $4.8 million and $7.5 million for the six months ended June 30, 2007 and 2006.  An additional expense related to compensation costs in 2006 resulted from the implementation of liability classification under SFAS 123(R).

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$20,564	18,700	42,235	38,084
Net investment income	8,853	5,173	14,615	12,187
Other income	42	22	87	45

Total premiums and other revenue	29,459	23,895	56,937	50,316

Benefits and expenses:
Life and other policy benefits	7,300	3,839	10,977	9,220
Amortization of deferred policy
acquisition costs	7,817	4,570	15,980	9,511
Universal life insurance contract
interest	7,844	3,273	13,096	9,214
Other operating expenses	5,838	3,707	10,148	11,825

Total benefits and expenses	28,799	15,389	50,201	39,770

Segment earnings before Federal
income taxes	660	8,506	6,736	10,546

Provision (benefit) for Federal
income taxes	(112)	2,780	1,883	3,460

Segment earnings	$772	5,726	4,853	7,086

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Universal life insurance revenues	$20,970	18,999	41,657	38,436
Traditional life insurance premiums	3,396	2,715	6,973	5,461
Reinsurance premiums	(3,802)	(3,014)	(6,395)	(5,813)

Totals	$20,564	18,700	42,235	38,084

International operations have emphasized universal life policies over traditional life insurance products.  Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP.  Actual universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Universal life insurance:
First year and single premiums	$10,769	8,393	19,698	16,932
Renewal premiums	22,431	19,493	42,934	38,502

Totals	$33,200	27,886	62,632	55,434

The Company's international life operations have been a significant part of the Company's business which is based upon a long standing reputation in the international market.  The Company reported increased sales of equity-indexed universal life products for international life operations with premiums approximating $18.3 million and $34.3 million for the three and six months ended June 30, 2007 and $14.0 million and $26.7 million for the same periods in 2006.  As previously noted, net investment income and contract interest include an increase due to the S&P 500 Index® performance relative to equity-indexed products in the three and six months of 2007 compared to the same period in 2006.

A detail of net investment income for international life insurance operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Net investment income
(excluding derivatives)	$6,684	6,232	12,970	12,554
Derivative income (loss)	2,169	(1,059)	1,645	(367)

Net investment income	$8,853	5,173	14,615	12,187

Amortization of deferred policy acquisition costs increased approximately 68% comparing the first six months of 2007 to the same period in 2006.  This increase is due primarily to the application of SOP 05-1 as previously discussed.  Amortization expense increases due to the requirement to write-off deferred balances on contracts that are considered substantially changed under this new guidance.  The balances were previously carried and amortized over the projected life of the contract.

Other operating expenses were $10.1 million and $11.8 million for the six months ended June 30, 2007 and 2006.  An additional expense in 2006 resulted from an increase in compensation costs under SFAS 123(R) as a result of the implementation of liability classification for stock options.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States.  Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales.  A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$6,361	5,296	11,886	11,025
Net investment income	91,677	53,409	157,430	139,407
Other income	138	155	366	2,862

Total premiums and other revenue	98,176	58,860	169,682	153,294

Benefits and expenses:
Life and other benefits	520	730	1,676	1,837
Amortization of deferred policy
acquisition costs	15,496	16,174	29,254	32,130
Annuity contract interest	57,229	18,019	87,090	65,856
Other operating expenses	5,599	5,199	10,080	14,960

Total benefits and expenses	78,844	40,122	128,100	114,783

Segment earnings before Federal
income taxes	19,332	18,738	41,582	38,511

Provision for Federal income taxes	4,318	6,053	11,621	12,637

Segment earnings	$15,014	12,685	29,961	25,874

Revenues from annuity operations primarily include surrender charges and recognition of deferred revenues relating to immediate or payout annuities. A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Surrender charges	$5,342	4,307	9,734	8,856
Payout annuity and other revenues	1,013	982	2,139	2,155
Traditional annuity premiums	6	7	13	14

Totals	$6,361	5,296	11,886	11,025

The Company's earnings are dependent upon annuity contracts persisting or remaining in force.  While premium and contract revenues decline with a reduction in surrender charges, the Company's investment earnings benefit as more policies remain in force.

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual annuity deposits collected for the six months ended June 30, 2007 and 2006 are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Equity-indexed annuities	$88,551	82,651	152,004	146,991
Other deferred annuities	29,344	47,532	62,030	93,541
Immediate annuities	627	3,261	2,401	6,261

Totals	$118,522	133,444	216,435	246,793

Sales of equity-indexed annuities increased 7.1% and 3.4% comparing June 30, 2006 quarter end three and six months deposits collected to the same period of 2007.  Equity-indexed product sales typically follow the stock market in that sales are higher when confidence is high in the stock market and low if the stock market is showing poor performance.  Since the Company does not offer variable products or mutual funds, these equity-indexed products provide an interest crediting alternative to the Company's existing fixed annuity products and have continued to be a significant portion of the Company’s annuity business.

Other deferred annuity deposits decreased during the quarter ended June 30, 2007 versus June 30, 2006 with $29.3 million and $62.0 million collected as compared to $47.5 million and $93.5 million for the three and six months, respectively.  These product sales have been trending lower over the past few years due to low interest rates and investor preferences.  As a selling inducement, many of the deferred products include a first year interest bonus in addition to a base interest rate.  These bonus rates are deferred in conjunction with other capitalized policy acquisition costs.  The amount deferred and amortized over future periods amounted to approximately $5.9 million and $10.1 million for the three and six months ended June 30, 2007 and $6.0 million and $10.7 million in 2006, respectively.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net investment income
(excluding derivatives)	$70,566	69,678	140,390	141,192
Derivative income (loss)	21,111	(16,269)	17,040	(1,785)

Net investment income	$91,677	53,409	157,430	139,407

Derivative income and loss fluctuate from period to period based on the S&P 500 Index® performance.

Other income reported for the six months ended June 30, 2006 includes $2.6 million relating to lawsuit settlements.

The Company is required to periodically adjust deferred policy acquisition amortization factors for actual experience that varies from assumptions.  In the first quarter of 2006, a true-up of assumptions based upon actual results increased amortization for the six months ended June 30.

Annuity contract interest includes any equity component interest associated with the Company's equity-indexed annuities.  The detail of equity-indexed annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Equity-indexed annuities	$35,919	(901)	43,760	20,584
All other annuities	23,965	22,187	47,822	50,969

Gross contract interest	59,884	21,286	91,582	71,553
Bonus interest deferred and capitalized	(5,928)	(5,978)	(10,093)	(10,699)
Bonus interest amortization	3,273	2,711	5,601	5,002

Total contract interest	$57,229	18,019	87,090	65,856

As previously noted, contract interest reflects an increase due to the S&P 500 Index® performance relative to equity-indexed products, increasing in the three and six months of 2007 compared to the same period in 2006.

Other operating expenses were $10.1 million and $15.0 million during the six months ended June 30, 2007 and 2006, respectively.  An additional expense in 2006 resulted from implementing liability classification related to the Company's stock option plan under SFAS 123(R) accounting guidance.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations.  However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries.  Nursing home operations generated $0.8 million and $0.4 million of operating earnings in the first six months of 2007 and 2006, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the prudent handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of June 30, 2007 and December 31, 2006.  The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.

	Composition of Investments
	June 30, 2007		December 31, 2006
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Debt securities	$5,554,892	94.8	$5,484,799	94.7
Mortgage loans	104,085	1.8	103,325	1.8
Policy loans	85,279	1.4	86,856	1.5
Derivatives	74,886	1.3	72,012	1.2
Equity securities	21,186	0.4	21,203	0.4
Real estate	12,115	0.2	12,113	0.2
Other	9,489	0.1	10,709	0.2

Totals	$5,861,932	100.0	$5,791,017	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations ("CMOs"). As of June 30, 2007 and December 31, 2006, the Company's debt securities portfolio consisted of the following:

	Composition of Debt Securities
	June 30, 2007		December 31, 2006
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Corporate	$2,413,406	43.5	$2,384,762	43.5
Mortgage-backed securities	1,878,036	33.8	1,817,532	33.1
Public utilities	631,296	11.4	623,649	11.4
U.S. government/agencies	427,911	7.7	447,573	8.2
Asset-backed securities	113,571	2.0	122,101	2.2
States & political subdivisions	60,293	1.1	58,627	1.1
Foreign governments	30,379	0.5	30,555	0.5

Totals	$5,554,892	100.0	$5,484,799	100.0

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

Within the debt securities portfolio, the Company holds approximately $113.6 million in asset-backed securities at June 30, 2007, which include manufactured housing bonds and home equity loans. The Company does not have any holdings in collaterized bond obligations (CBOs), collateralized debt obligations (CDOs), or collateralized loan obligations (CLOs). Principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace. As of June 30, 2007, the Company held investments in asset-backed securities collateralized by subprime mortgages with a carrying value of $56.0 million, less than 1% of invested assets. None of these securities are rated below “AAA” and over 50% are insured. In addition, all of the subprime related asset-backed securities were purchased prior to 2005, the commencement of the period during which management believes the quality of underwriting was lessened. In light of the high credit quality of these securities, the Company does not expect to incur any material losses despite the recent increase in default rates and market concern over future performance of this asset class. The Company also does not have investments in bond funds with subprime exposure.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities.  As of June 30, 2007, 98.1% of the Company's debt securities were investment grade quality.  Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks.  This emphasis is reflected in the high average credit rating of the Company's portfolio.  In addition, the Company is monitoring the bond portfolio in reference to the possibility of leveraged buyouts that would likely result in lower credit quality ratings.  In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P® .

	June 30, 2007		December 31, 2006
	Amount	%	Amount	%
	(In thousands)		(In thousands)

AAA and U.S. government	$2,541,248	45.8	$2,485,122	45.3
AA	300,107	5.4	284,965	5.2
A	1,362,937	24.5	1,330,980	24.3
BBB	1,243,019	22.4	1,237,151	22.5
BB and other below investment grade	107,581	1.9	146,581	2.7

Totals	$5,554,892	100.0	$5,484,799	100.0

The Company does not purchase below investment grade securities.  Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  During the first six months of 2007, the Company's percentage of below investment grade securities decreased from 2.7% of the portfolio to 1.9%.  The Company's holdings of below investment grade securities as a percentage of total invested assets is relatively small compared to industry averages.  These holdings are summarized below.

	Below Investment Grade Debt Securities
			Estimated	% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets
	(In thousands except percentages)

June 30, 2007	$108,724	107,581	106,648	1.8%

December 31, 2006	$145,858	146,581	146,170	2.5%

December 31, 2005	$168,423	170,455	167,770	3.1%

The Company closely monitors its other below investment grade holdings by reviewing investment performance indicators including information such as issuer operating performance, debt ratings, analyst reports and other economic factors that may affect these specific investments.  While additional losses are not currently anticipated based on the existing status and condition of these securities, continued credit deterioration of some securities is possible, which may result in further writedowns.  Holdings in below investment grade securities by category are summarized below.

	Below Investment Grade Debt Securities as of June 30, 2007
	Amortized	Carrying	Fair	Fair
	Cost	Value	Value	Value
	2007	2007	2007	2006
	(In thousands)

Retail	$28,966	29,066	28,961	29,002
Utilities/Energy	21,452	22,750	22,922	23,259
Telecommunication	19,997	18,072	18,072	17,999
Asset-backed	11,885	11,885	11,115	11,256
Auto finance	6,160	6,160	5,922	6,200
Manufacturing	5,491	5,491	5,499	5,466
Transportation	2,288	3,013	3,013	3,136
Other	12,485	11,144	11,144	10,467

Totals	$108,724	107,581	106,648	106,785

The Company is required to classify its investments in debt and equity securities into one of three categories:  (a) trading securities, (b) securities available for sale, or (c) securities held to maturity.  The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities.  Of the remaining two categories, available for sale and held to maturity, the Company makes a determination based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at June 30, 2007, approximately 34% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale.  This slight increase in available for sale securities is a result of short-term investments in bonds.  These holdings provide the Company flexibility to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)
	(In thousands)
Securities held to maturity:
Debt securities	$3,612,794	3,708,513	(95,719)
Securities available for sale:
Debt securities	1,846,379	1,889,861	(43,482)
Equity securities	21,186	12,054	9,132

Totals	$5,480,359	5,610,428	(130,069)

In accordance with SFAS No. 115, Accounting for Certain Debt and Equity Securities, during the first six months of 2007 one security was sold from the held to maturity portfolio due to significant credit deterioration.  The amortized cost of the bond was $5.2 million and resulted in a realized gain of $19,000.  No securities were sold during the first six months of 2006.  No securities were transferred from the held to maturity portfolio during the first six months of 2007 or 2006.

Proceeds from sales of securities available for sale totaled $11.4 million and $12.0 million during the second quarter of 2007 and 2006, respectively, which resulted in realized gains of $4.1 million in 2007 and realized gains of $0.3 million in 2006.  For the six months ended June 30, 2007 and 2006, proceeds from sales of securities available for sale totaled $11.6 million and $21.4 million, respectively.  These sales resulted in gains of $4.4 million and $1.7 million, respectively.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	June 30,	March 31,	December 31,
	2007	2007	2006
	(In thousands except percentages)

Debt securities - fair value	$5,459,172	5,532,614	5,448,990
Debt securities - amortized cost	$5,598,374	5,551,182	5,498,461
Fair value as a percentage of amortized cost	97.51%	99.67%	99.10%
Unrealized losses	$(139,201)	(18,568)	(49,471)
Ten-year U.S. Treasury bond – increase (decrease)
in yield for the quarter	0.38%	(0.06)%

	Unrealized Losses Balance
				Qtr	YTD
	At	At	At	Change in	Change in
	June 30,	March 31,	December 31,	Unrealized	Unrealized
	2007	2007	2006	Losses	Losses

Debt securities held to
maturity	$(95,719)	(15,784)	(35,809)	(79,935)	(59,910)
Debt securities available
for sale	(43,482)	(2,784)	(13,662)	(40,698)	(29,820)

Totals	$(139,201)	(18,568)	(49,471)	(120,633)	(89,730)

Changes in interest rates typically have a significant impact on the fair values of the Company's debt securities. Market interest rates of the ten-year U.S. Treasury bond increased approximately 38 basis points from the first quarter of 2007, increasing the unrealized loss to $139.2 million on a portfolio of approximately $5.5 billion.  The Company would expect similar results in the future from any significant upward or downward movement in market rates.  However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, as the Company has the ability and intent to hold these securities, changes in fair values due to interest rate risk have relatively small effects on the Company's consolidated balance sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2006, for its interest rate-sensitive assets and liabilities.  The changes in market values of the Company's debt securities in the second quarter of 2007 were reasonable given the expected range of results of this analysis.

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

The actual amounts paid by product line in connection with surrenders and withdrawals for the periods ended June 30 are noted in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Product Line:
Traditional Life	$1,727	1,142	2,717	2,057
Universal Life	8,020	8,491	16,067	15,509
Annuities	123,151	91,055	215,130	181,587

Total	$132,898	100,688	233,914	199,153

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $118.1 million and $110.8 billion for the six months ended June 30, 2007 and 2006, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows totaled $268.8 million and $158.4 million for the six months ended June 30, 2007 and 2006, respectively.  These cash flow items could be reduced if interest rates rise.  Net cash inflows (outflows) from the Company's universal life and investment annuity deposit product operations totaled ($51.8) million and $8.7 million during the six months ended June 30, 2007 and 2006, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of June 30, 2007, the Company had commitments of approximately $7.3 million remaining to be funded of a $10.0 million commitment which was approved by the Company's Board of Directors for the construction of a nursing home facility in Central Texas.  The construction of the new facility began in 2007.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating lease obligations (1)	$2,325	808	1,300	217	-
Loan commitments	9,785	9,785	-	-	-
Life claims payable (2)	52,672	52,672	-	-	-
Other long-term reserve
liabilities reflected on the
balance sheet under GAAP (3)	370,453	72,988	108,289	55,158	134,018

Total	$435,235	136,253	109,589	55,375	134,018

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
(3)  Other long-term reserve liabilities include obligations that are reported within the Company's reserve liabilities that reflect determinable payout patterns related to immediate annuities.  The above amounts are undiscounted whereas the amounts included in future policy benefit liabilities are discounted in accordance with GAAP.  Liabilities for future policy benefits and other policyholder liabilities of approximately $5.2 billion as of June 30, 2007 have been excluded from the contractual obligations table.  These excluded liabilities include future policy benefits relating to life insurance products, deferred annuities, and universal life products.  Amounts excluded from the table are comprised of policies or contracts where (a) the Company is not currently making payments and will not make payments in the future until the occurrence of a payment triggering event, such as death or (b) the occurrence of a payment triggering event, such as a surrender of a policy or contract, which is outside of the control of the Company.  The timing of these payments is not reasonably fixed and determinable.  These uncertainties are considered in the Company's asset/liability management program as previously noted.

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 9 "Legal Proceedings" of the accompanying financial statements included in this Form 10-Q.

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

During the months ended in May and June 2007, the Company purchased 3,710 shares and 2,830 shares from option holders at an average price of $260.88 and $253.71, respectively.  These purchased shares are reported in the Company's condensed consolidated financial statements as authorized and unissued.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 15, 2007, the stockholders voted upon the following matters at the annual stockholders meeting:

(a) The election of Class A directors to the Company's Board of Directors to serve one-year terms.  The results of the voting were as follows:

	For	Against

Robert L. Moody	2,853,335	332,172
Harry L. Edwards	2,844,923	340,584
Stephen E. Glasgow	2,896,940	288,567
E.J. Pederson	2,897,068	288,439

(b) The election of Class B directors to the Company's Board of Directors to serve one-year terms.  The results of the voting were as follows:

	For	Against

E. Douglas McLeod	200,000	-
Charles D. Milos	200,000	-
Frances A. Moody-Dahlberg	200,000	-
Ross R. Moody	200,000	-
Russell S. Moody	200,000	-
Louis E. Pauls, Jr.	200,000	-

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: August 7, 2007	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: August 7, 2007	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial & Administrative
Officer and Treasurer
(Principal Financial Officer)

Date: August 7, 2007	/S/ Kay E. Osbourn
Kay E. Osbourn
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)