Form 10-Q
period 2007-09-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2007-11-08
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of November 7, 2007, the number of shares of Registrant's common stock outstanding was: Class A – 3,422,324 and Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	September 30,	December 31,
	2007	2006
ASSETS
Investments:
Securities held to maturity, at amortized cost	$3,750,933	3,603,434
Securities available for sale, at fair value	1,893,854	1,902,568
Mortgage loans, net of allowances for possible
losses ($3,566 and $2,100)	98,852	103,325
Policy loans	84,377	86,856
Derivatives	51,797	72,012
Other long-term investments	16,965	22,822

Total investments	5,896,778	5,791,017

Cash and short-term investments	41,036	49,901
Deferred policy acquisition costs	653,893	643,964
Deferred sales inducements	101,888	93,139
Accrued investment income	63,469	64,393
Federal income tax receivable	10,922	-
Other assets	47,197	51,029

	$6,815,183	6,693,443

Note:  The condensed consolidated balance sheet at December 31, 2006, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2007	2006

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$138,720	138,382
Universal life and annuity contracts	5,454,962	5,395,075
Other policyholder liabilities	117,342	112,449
Federal income tax liability:
Current	-	1,666
Deferred	46,366	32,207
Other liabilities	77,727	80,680

Total liabilities	5,835,117	5,760,459

COMMITMENTS AND CONTINGENCIES (Note 5 and 9)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,422,324 and
3,420,824 issued and outstanding in 2007 and 2006	3,422	3,421
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2007 and 2006	200	200
Additional paid-in capital	36,236	36,110
Accumulated other comprehensive loss	(9,458)	(3,731)
Retained earnings	949,666	896,984

Total stockholders' equity	980,066	932,984

	$6,815,183	6,693,443

Note:  The condensed consolidated balance sheet at December 31, 2006, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)
(In thousands, except per share amounts)

	2007	2006

Premiums and other revenue:
Traditional life and annuity premiums	$4,755	3,654
Universal life and annuity contract revenues	30,025	26,923
Net investment income	75,075	96,049
Other income	3,786	3,064
Realized gains (losses) on investments	(1,505)	190

Total premiums and other revenue	112,136	129,880

Benefits and expenses:
Life and other policy benefits	11,337	9,212
Amortization of deferred acquisition costs	25,238	24,430
Universal life and annuity contract interest	38,219	59,065
Other operating expenses	12,871	12,513

Total benefits and expenses	87,665	105,220

Earnings before Federal income taxes	24,471	24,660

Provision (benefit) for Federal income taxes:
Current	(2,836)	8,214
Deferred	11,685	374

Total Federal income taxes	8,849	8,588

Net earnings	$15,622	16,072

Basic Earnings Per Share	$4.31	4.44

Diluted Earnings Per Share	$4.28	4.40

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)
(In thousands, except per share amounts)

	2007	2006

Premiums and other revenue:
Traditional life and annuity premiums	$14,074	11,742
Universal life and annuity contract revenues	87,474	79,477
Net investment income	260,033	261,059
Other income	10,461	11,271
Realized gains on investments	2,901	3,229

Total premiums and other revenue	374,943	366,778

Benefits and expenses:
Life and other policy benefits	32,748	28,300
Amortization of deferred acquisition costs	74,660	69,443
Universal life and annuity contract interest	143,037	138,678
Other operating expenses	43,354	51,611

Total benefits and expenses	293,799	288,032

Earnings before Federal income taxes	81,144	78,746

Provision (benefit) for Federal income taxes:
Current	6,551	28,987
Deferred	18,448	(2,585)

Total Federal income taxes	24,999	26,402

Net earnings	$56,145	52,344

Basic Earnings Per Share	$15.50	14.46

Diluted Earnings Per Share	$15.37	14.32

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006

Net earnings	$15,622	16,072

Other comprehensive income (loss), net of effects of
deferred policy acquisition costs and taxes:
Net unrealized gains on securities:
Net unrealized holding gains arising during period	4,860	15,866
Reclassification adjustment for (gains) and losses included
in net earnings	16	(42)
Amortization of net unrealized gains
related to transferred securities	25	6

Net unrealized gains on securities	4,901	15,830

Foreign currency translation adjustments	47	(317)
Benefit plan adjustment	308	-

Other comprehensive income	5,256	15,513

Comprehensive income	$20,878	31,585

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006

Net earnings	$56,145	52,344

Other comprehensive income (loss), net of effects of
deferred policy acquisition costs and taxes:
Net unrealized losses on securities:
Net unrealized holding losses arising during period	(3,745)	(4,394)
Reclassification adjustment for gains included in net earnings	(2,848)	(1,740)
Amortization of net unrealized gains (losses)
related to transferred securities	79	(90)

Net unrealized losses on securities	(6,514)	(6,224)

Foreign currency translation adjustments	(139)	(152)
Benefit plan adjustment	926	-

Other comprehensive loss	(5,727)	(6,376)

Comprehensive income	$50,418	45,968

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006
Common stock:
Balance at beginning of year	$3,621	3,613
Shares exercised under stock option plan	1	8

Balance at end of period	3,622	3,621

Additional paid-in capital:
Balance at beginning of year	36,110	37,923
Shares exercised under the stock option plan	126	510
Adjustment for stock option liability classification	-	(1,211)

Balance at end of period	36,236	37,222

Accumulated other comprehensive income:
Unrealized gains (losses) on securities:
Balance at beginning of year	3,148	10,401
Change in unrealized losses during period	(6,514)	(6,224)

Balance at end of period	(3,366)	4,177

Foreign currency translation adjustments:
Balance at beginning of year	3,122	3,300
Change in translation adjustments during period	(139)	(152)

Balance at end of period	2,983	3,148

Benefit plan liability adjustment:
Balance at beginning of year	(10,001)	(3,137)
Change in benefit plan liability adjustment during period	926	-

Balance at end of period	(9,075)	(3,137)

Accumulated other comprehensive loss at end of period	(9,458)	4,188

Retained earnings:
Balance at beginning of year	896,984	821,908
Cumulative effect of change in accounting principle, net of tax	(2,195)	-
Net earnings	56,145	52,344
Stockholder dividends	(1,268)	(1,267)

Balance at end of period	949,666	872,985

Total stockholders' equity	$980,066	918,016

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006

Cash flows from operating activities:
Net earnings	$56,144	52,344
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and annuity contract interest	143,037	138,678
Surrender charges and other policy revenues	(26,776)	(24,226)
Realized gains on investments	(2,901)	(3,229)
Accrual and amortization of investment income	(3,829)	(3,793)
Depreciation and amortization	746	1,030
(Increase) decrease in value of derivatives	26,393	(7,901)
Increase in deferred policy acquisition and sales inducement costs	(9,730)	(6,479)
(Increase) decrease in accrued investment income	924	(615)
(Increase) decrease in other assets	582	(7,126)
Increase (decrease) in liabilities for future policy benefits	338	(612)
Increase in other policyholder liabilities	4,893	15,913
Increase (decrease) in Federal income tax liability	6,861	987
Increase (decrease) in other liabilities	(5,924)	14,941
Other	168	(72)

Net cash provided by operating activities	190,926	169,840

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	5,175	-
Securities available for sale	28,418	21,502
Other investments	33,255	32,951
Proceeds from maturities and redemptions of:
Securities held to maturity	106,023	199,590
Securities available for sale	268,999	86,848
Purchases of:
Securities held to maturity	(256,014)	(254,994)
Securities available for sale	(284,742)	(160,576)
Other investments	(35,619)	(33,039)
Principal payments on mortgage loans	21,623	8,867
Cost of mortgage loans acquired	(18,480)	(3,999)
Decrease in policy loans	(2,309)	(29)
Other	(2,006)	(247)

Net cash used in investing activities	(135,677)	(103,126)

	(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006

Cash flows from financing activities:
Deposits to account balances for universal life
and annuity contracts	$380,708	419,003
Return of account balances on universal life
and annuity contracts	(444,877)	(393,077)
Issuance of common stock under stock option plan	127	510

Net cash (used in) provided by financing activities	(64,042)	26,436

Effect of foreign exchange	(72)	738

Net increase (decrease) in cash and short-term investments	(8,865)	93,888
Cash and short-term investments at beginning of year	49,901	31,355

Cash and short-term investments at end of period	$41,036	125,243

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the nine month period for:
Interest	$30	30
Income taxes	19,155	24,990

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2007, and the results of its operations and its cash flows for the three months and nine months ended September 30, 2007 and 2006.  The results of operations for the three months and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov.

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

(3)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The Company paid no cash dividends on common stock during the nine months ended September 30, 2007 and 2006.  However, the Company declared a cash dividend on August 24, 2007 payable November 29, 2007 to stockholders on record as of October 31, 2007.  The dividends declared were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders.  The dividend payment was approved by the Colorado Division of Insurance.  A dividend in the same amounts per share on Class A and Class B shares was declared in August and payable in November of 2006.

(4)  EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net income by the weighted-average basic common shares outstanding during the period.  Diluted earnings per share assumes the issuance of common shares applicable to stock options in the denominator.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)

Numerator for basic and diluted
earnings per share:
Earnings available to common stockholders
before and after assumed conversions	$15,622	16,072	56,145	52,344

Denominator:
Basic earnings per share -
weighted-average shares	3,622	3,621	3,622	3,620

Effect of dilutive stock options	31	34	31	36

Diluted earnings per share -
adjusted weighted-average
shares for assumed conversions	3,653	3,655	3,653	3,656

Basic earnings per share	$4.31	4.44	15.50	14.46

Diluted earnings per share	$4.28	4.40	15.37	14.32

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Service cost	$180	175	540	518
Interest cost	272	279	815	766
Expected return on plan assets	(275)	(255)	(825)	(710)
Amortization of prior service cost	1	1	3	3
Amortization of net loss	80	99	240	264

Net periodic benefit cost	$258	299	773	841

The Company has contributed $1.8 million to the qualified plan in 2007.  No further contributions are expected in 2007.

Effective October 19, 2007, the Company’s Board of Directors approved an amendment to freeze the Plan as of December 31, 2007.  As of that date, the freeze will cease future benefit accruals to all participants and close the Plan to any new participants.  In addition, all participants will become immediately 100% vested in their accrued benefits as of that date.  Using estimated assumptions the cumulative estimated minimum required contribution for the next five years is $2.1 million at which time the Plan is expected to be fully funded.  Future pension expense is projected to be minimal.

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

The following summarizes the components of net periodic benefit costs for these non-qualified plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Service cost	$194	574	580	1,222
Interest cost	240	385	721	531
Amortization of prior service cost	260	457	780	780
Amortization of net loss	101	137	303	137

Net periodic benefit cost	$795	1,553	2,384	2,670

The Company expects to contribute $1.4 million to these plans in 2007.  As of September 30, 2007, the Company has contributed $1.0 million to the plan.

(B)  Defined Benefit Postretirement Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following summarizes the components of net periodic benefit costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Interest cost	$36	38	106	88
Amortization of prior service cost	25	26	77	77
Amortization of net loss	7	-	22	-

Net periodic benefit cost	$68	64	205	165

As previously disclosed in its financial statements for the year ended December 31, 2006, the Company expects to contribute minimal amounts to the plan in 2007.

(6)  SEGMENT AND OTHER OPERATING INFORMATION

Under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information for the quarters ended September 30, 2007 and 2006 is provided below.

Selected Segment Information.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

September 30, 2007:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$57,063	189,866	508,852	-	755,781
Total segment assets	392,465	769,225	5,513,462	104,786	6,779,938
Future policy benefits	318,171	541,526	4,733,985	-	5,593,682
Other policyholder liabilities	10,915	17,225	89,202	-	117,342

Three Months Ended
September 30, 2007:
Condensed Income Statements:
Premiums and contract
revenues	$6,875	21,826	6,079	-	34,780
Net investment income	4,774	6,460	62,833	1,008	75,075
Other income	7	19	543	3,217	3,786

Total revenues	11,656	28,305	69,455	4,225	113,641

Life and other policy benefits	3,969	6,353	1,015	-	11,337
Amortization of deferred
policy acquisition costs	2,229	8,045	14,964	-	25,238
Universal life and annuity
contract interest	2,396	6,131	29,692	-	38,219
Other operating expenses	2,877	3,616	3,593	2,785	12,871
Federal income taxes (benefit)	42	1,457	7,314	563	9,376

Total expenses	11,513	25,602	56,578	3,348	97,041

Segment earnings	$143	2,703	12,877	877	16,600

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Nine Months Ended
September 30, 2007:
Condensed Income Statements:
Premiums and contract
revenues	$19,522	64,061	17,965	-	101,548
Net investment income	13,967	21,075	220,263	4,728	260,033
Other income	34	106	909	9,412	10,461

Total revenues	33,523	85,242	239,137	14,140	372,042

Life and other policy benefits	12,727	17,330	2,691	-	32,748
Amortization of deferred
policy acquisition costs	5,041	25,401	44,218	-	74,660
Universal life and annuity
contract interest	7,028	19,227	116,782	-	143,037
Other operating expenses	9,084	12,388	13,673	8,209	43,354
Federal income taxes (benefit)	(109)	3,340	18,936	1,817	23,984

Total expenses	33,771	77,686	196,300	10,026	317,783

Segment earnings (losses)	$(248)	7,556	42,837	4,114	54,259

Selected Segment Information.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
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
	(In thousands)

Nine Months Ended
September 30, 2006:
Condensed Income Statements:
Premiums and contract
revenues	$17,465	57,448	16,306	-	91,219
Net investment income	14,761	18,958	223,307	4,033	261,059
Other income	25	66	2,968	8,212	11,271

Total revenues	32,251	76,472	242,581	12,245	363,549

Life and other policy benefits	11,536	14,204	2,560	-	28,300
Amortization of deferred
policy acquisition costs	4,868	16,462	48,113	-	69,443
Universal life and annuity
contract interest	6,836	16,399	115,443	-	138,678
Other operating expenses	9,995	14,956	18,987	7,673	51,611
Federal income taxes (benefit)	(328)	4,836	19,235	1,529	25,272

Total expenses	32,907	66,857	204,338	9,202	313,304

Segment earnings (losses)	$(656)	9,615	38,243	3,043	50,245

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$34,780	30,577	101,548	91,219
Net investment income	75,075	96,049	260,033	261,059
Other income	3,786	3,064	10,461	11,271
Realized gains (losses) on investments	(1,505)	190	2,901	3,229

Total consolidated premiums and
other revenue	$112,136	129,880	374,943	366,778

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$9,376	8,522	23,984	25,272
Taxes on realized gains (losses)
on investments	(527)	66	1,015	1,130

Total consolidated Federal
income taxes	$8,849	8,588	24,999	26,402

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net Earnings:
Total segment earnings	$16,600	15,948	54,259	50,245
Realized gains (losses) on
investments, net of taxes	(978)	124	1,886	2,099

Total consolidated net earnings	$15,622	16,072	56,145	52,344

	September 30,
	2007	2006
	(In thousands)
Assets:
Total segment assets	$6,779,938	6,581,525
Other unallocated assets	35,245	20,156

Total consolidated assets	$6,815,183	6,601,681

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

		Options Outstanding
			Weighted-
	Shares		Average
	Available		Exercise
	For Grant	Shares	Price

Balance at January 1, 2007	26,477	128,465	$123.00
Stock Options:
Exercised	-	(31,690)	106.08
Forfeited	1,110	(1,110)	131.23
Expired	81	(81)	85.13

Balance at September 30, 2007	27,668	95,584	$128.54

The total intrinsic value of options exercised was $4.6 million and $3.2 million for the nine months ended September 30, 2007 and 2006, respectively.  The total share-based liabilities paid were $4.3 million for the nine months ended September 30, 2007.  The total fair value of shares vested during the nine months ended September 30, 2007 and 2006 was $3.2 million and $2.6 million, respectively.

The following table summarizes information about stock options outstanding at September 30, 2007.

	Options Outstanding
		Weighted-
		Average
	Number	Remaining	Options
	Outstanding	Contractual Life	Exercisable
Exercise prices:
$ 105.25	7,130	1.0 years	7,130
112.38	4,800	1.2 years	4,800
92.13	20,154	4.1 years	13,286
95.00	7,000	4.2 years	7,000
150.00	56,500	7.1 years	13,100

Totals	95,584		45,316

Aggregate intrinsic value
(in thousands)	$12,179		$6,455

The aggregate intrinsic value in the table above is based on the closing stock price of $255.96 per share on September 30, 2007.

In estimating the fair value of the options outstanding at September 30, 2007, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	2007	2006

Expected term of options	2 to 6 years	2 to 6 years
Expected volatility:
Range	16.21% to 23.19%	15.31% to 24.73%
Weighted-average	19.55%	19.73%
Expected dividends	$0.36	-
Risk-free rate:
Range	3.95% to 4.35%	4.49% to 4.85%
Weighted-average	4.12%	4.61%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on historical volatility over the expected term.

The pre-tax compensation cost recognized in the financial statements related to the Plan was $2.6 million and $12.7 million for the nine months ended September 30, 2007 and 2006, respectively.  The related tax benefit recognized was $0.9 million and $4.4 million for the nine months ended September 30, 2007 and 2006, respectively.

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

As of September 30, 2007, the total compensation cost related to nonvested options not yet recognized was $2.1 million.  This amount is expected to be recognized over a weighted-average period of 1.2 years.  The Company recognizes compensation cost over the graded vesting periods.

For the nine months ended September 30, 2007 and 2006, the total cash received from the exercise of options under the Plan was $0.1 million and $0.5 million, respectively.

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

The Company is a defendant in three class action lawsuits.  The Court has certified a class consisting of certain California policyholders age 65 and older alleging violations under California Business and Professions Code section 17200.  The court has additionally certified a subclass of 36 policyholders alleging fraud against their agent, and vicariously, against NWL.  Management believes that the Company has good and meritorious defenses and intends to continue to vigorously defend itself against these claims.

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

OVERVIEW

Insurance Operations - Domestic

The Company is currently licensed to do business in all states except for New York.  Products marketed are annuities, universal life insurance, fixed indexed annuities and indexed universal life, and traditional life insurance, which include both term and whole life products.  The Company’s domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed indexed annuities.  Most of these annuities can be sold as tax qualified or nonqualified products.  At September 30, 2007, the Company maintained approximately 121,300 annuity policies in force.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 5,800 independent agents contracted.  Roughly 26% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper socioeconomic classes.  Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another.  Products issued to international residents are almost entirely universal life and traditional life insurance products.  However, certain annuity and investment contracts are also available. At September 30, 2007, the Company had approximately 71,000 international life insurance policies in force representing approximately $14.2 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 4,900 independent international consultants and brokers currently contracted, 44% of which have submitted policy applications to the Company in the past twelve months.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)

International:
Universal life	$2,544	1,858	6,695	5,329
Traditional life	1,454	969	4,946	3,105
Fixed indexed life	6,397	4,673	16,176	12,875
	10,395	7,500	27,817	21,309
Domestic:
Universal life	1,826	2,074	3,158	3,231
Traditional life	66	109	194	259
Fixed indexed life	1,962	1,233	4,817	2,659
	3,854	3,416	8,169	6,149

Totals	$14,249	10,916	35,986	27,458

Life insurance sales as measured by annualized first year premiums increased 31% in the third quarter of 2007 as compared to the third quarter of 2006 and also increased 31% for the first nine months of 2007 versus 2006. Both of the Company's life lines of business, international and domestic, posted increases over the comparable results in the third quarter of 2007 with international sales up 39% and domestic sales 13% greater.

Company management has placed considerable emphasis on building domestic life insurance sales as a strategic focus and in response to comments from outside rating agencies reviewing the Company. Domestic operations have generally focused more heavily on annuity sales than on life insurance sales. The Company spent the greater part of 2003 and 2004 revamping its domestic life operations by changing the way it contracts distribution for life business, eliminating products and distribution that have not contributed significantly to earnings, and creating new and competitive products. A single premium universal life ("SPUL") product was launched at the end of 2003 beginning a diversification of the Company's product portfolio away from smaller dollar face amount policies. The Company released its first fixed equity-indexed universal life ("EIUL") product for its domestic markets at the end of the third quarter of 2005 and began receiving applications. This product accounted for 59% of domestic life insurance sales in the first nine months of 2007 and management anticipates this share to continue throughout the remainder of the year. With the introduction of the EIUL and SPUL products and the discontinued marketing of smaller premium and volume life insurance policies, the Company has seen an increase in the average amount of per policy coverage purchased in its domestic markets as shown in the following table:

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2003	$76,100	219,600
Year ended December 31, 2004	101,700	234,500
Year ended December 31, 2005	137,900	245,900
Year ended December 31, 2006	315,800	254,700
Nine months ended September 30, 2007	388,000	247,000

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

	Nine Months Ended September 30,
	2007	2006

Percentage of International Sales:
Latin America	68.7%	75.2%
Pacific Rim	13.7	11.7
Eastern Europe	17.6	13.1

Totals	100.0%	100.0%

Year-to-date, the Company has recorded sales to residents outside of the United States in over thirty different countries with Brazil (33%), Taiwan (13%), and Kazakhstan (9%) making up the largest markets.

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of September 30,
	2007	2006
	($ in thousands)
Universal life:
Number of policies	74,120	77,160
Face amounts	$8,020,940	8,034,930

Traditional life:
Number of policies	52,180	53,440
Face amounts	$1,802,340	1,752,000

Fixed-indexed life:
Number of policies	22,880	18,700
Face amounts	$5,161,250	3,937,350

Rider face amounts	$1,946,640	1,695,190

Total life insurance:
Number of policies	149,180	149,300
Face amounts	$16,931,170	15,419,470

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Fixed indexed annuities	$90,895	85,997	245,163	224,763
Other deferred annuities	22,680	36,650	80,569	130,625
Immediate annuities	782	2,160	3,274	9,910

Totals	$114,357	124,807	329,006	365,298

Annuity sales for the third quarter of 2007 were 8% lower than the comparable period in 2006 and were 10% lower of the first nine months of the year, continuing a trend that began in the first quarter of 2004. Annuity sales in the first quarter of 2004 represented the tail end of the increase in fixed annuity sales that began in 2003 when the Company achieved nearly $1.2 billion in sales. Annuity sales began trending lower due to a combination of declining interest rates, investors returning to alternative investment vehicles and the Company managing its targeted levels of risk and statutory capital and surplus. During the past several years interest rate levels have experienced an infrequent occurrence in which the yield curve is inverted, that is, longer term interest rate levels were below shorter term interest rate levels. In such an environment, consumers opt for short term investment vehicles such as bank certificates of deposits rather than longer term choices which include fixed rate annuities.

The Company's mix of annuity sales has shifted the past few years. With a stronger performance in the equity market, sales of fixed indexed annuity products became more prevalent beginning in 2004 and have continued thus far in 2007. Over the past several years sales of fixed indexed products have consistently accounted for more than one-half of all annuity sales and were 75% during the first nine months of 2007. For all fixed indexed products, the Company purchases over the counter options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases), becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero. The Company does not deliberately mismatch or under hedge for the equity feature of these products.

The sizable increase in annuity sales volume the past several years has required a greater level of asset/liability analysis. The Company monitors its asset/liability matching within the self-constraints of desired capital levels and risk tolerance. Despite the amounts of new business, the company's capital level remains substantially above industry averages and regulator targets.

The following table sets forth information regarding annuities in force for each date presented.

	Annuities in Force as of September 30,
	2007	2006
	($ in thousand)

Fixed indexed annuities
Number of policies	32,000	29,690
GAAP annuity reserves	$1,937,730	1,730,620

Other deferred annuities
Number of policies	75,970	81,260
GAAP annuity reserves	$2,540,270	2,690,100

Immediate annuities
Number of policies	13,320	12,850
GAAP annuity reserves	$253,050	248,270

Total annuities
Number of policies	121,290	123,800
GAAP annuity reserves	$4,731,050	4,668,990

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Traditional life and annuity premiums	$4,755	3,654	14,074	11,742
Universal life and annuity
contract revenues	30,025	26,923	87,474	79,477
Net investment income
(excluding derivatives)	82,821	80,217	249,095	247,379
Other income	3,786	3,064	10,461	11,271

Operating revenues	121,387	113,858	361,104	349,869
Derivative income (loss)	(7,746)	15,832	10,938	13,680
Realized gains (losses) on investments	(1,505)	190	2,901	3,229

Total revenues	$112,136	129,880	374,943	366,778

Traditional life and annuity premiums - Traditional life and annuity premiums increased 30.1% and 19.9% for the three and nine months ended September 30, 2007 compared to the same period in 2006.  Increasing life sales has been a strategic focus over the past several years.  Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period.

Universal life and annuity contract revenues - Revenues for universal life and annuity contract revenues increased 11.5% for the three months ended September 30, 2007 and 10.1% for the first nine months of the current year compared to 2006 and consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances.  Revenues in the form of cost of insurance charges were $18.7 million and $54.8 million for the three and nine months of 2007 compared to $17.1 million and $50.2 million for the three and nine months ended September 30, 2006.  Surrender charges assessed against policyholder account balances upon withdrawal increased to $8.4 million and $24.3 million for the three and nine months of 2007 versus $7.2 million and $21.9 million for the three and nine months ended September 30, 2006.

Net investment income - A detail of net investment income is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Gross investment income:
Debt securities	$77,843	76,037	231,418	229,151
Mortgage loans	2,206	1,837	6,540	6,513
Policy loans	1,582	1,564	4,698	4,711
Short-term investments	1,622	882	5,284	1,493
Other invested assets	556	660	3,565	7,770

Total investment income	83,809	80,980	251,505	249,638
Investment expenses	988	763	2,410	2,259

Net investment income
(excluding derivatives)	82,821	80,217	249,095	247,379
Derivative income (loss)	(7,746)	15,832	10,938	13,680

Net investment income	$75,075	96,049	260,033	261,059

Short-term investments contributed $1.6 million and $5.3 million to income for the three months and nine months ended September 30, 2007 compared to $0.9 million and $1.5 million for the same period in 2006.  This increase in 2007 is attributable to higher asset holdings in these investments compared to 2006.  Income from other invested assets for the nine months ended September 30, 2006 includes a profit participation interest of $1.6 million and residual profits of $1.1 million from the sale of equity loans contributing to higher income year to date.  Derivative gains and losses are recorded as a component of investment income but may fluctuate substantially from period to period based on the performance of the S&P 500® Composite Stock Price Index ("S&P 500 Index®").  See the discussion that follows this section relating to index options and derivatives.

To ensure the Company will be able to pay future commitments to policyholders and provide a financial return, the funds received as premium payments and deposits are invested in high quality investments, primarily debt securities.  The income from these investments is closely monitored by the Company due to its significant impact on the business.

Net investment income performance is summarized as follows:

	Nine Months Ended September 30,
	2007	2006
	(In thousands)

Excluding derivatives:
Net investment income	$249,095	247,379
Average invested assets, at amortized cost	$5,715,069	5,430,366
Annual yield on average invested assets	5.81%	6.07%

Including derivatives:
Net investment income	$260,033	261,059
Average invested assets, at amortized cost	$5,769,681	5,462,464
Annual yield on average invested assets	6.01%	6.37%

The higher yield in 2006 compared to 2007 is due to the additional income recognized from the other invested assets of $2.7 million as previously described.  Net investment income performance is analyzed excluding the derivative income which is a common practice in the insurance industry in order to assess underlying profitability and results from ongoing operations.

Other income - Other income primarily pertains to the Company's operations involving a nursing home.  Revenues associated with this operation were $9.4 million and $8.2 million for the nine months ended September 30, 2007 and 2006, respectively.  In addition, included in other income for the nine months ended September 30, 2006 is $2.6 million resulting from lawsuit settlements.

Derivative income (loss) - Index options are derivative financial instruments used to fully hedge the equity return component of the Company's fixed-indexed products. Index options are intended to act as hedges to match closely the returns on the S&P 500 Index®.  With an increase or decline in this index, the index option values likewise increase or decline.  Any income or loss from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income. However, increases or decreases in income from these options are substantially offset by corresponding increases or decreases in amounts credited to fixed-indexed annuity and life policyholders.

Derivative components included in net investment income and the corresponding contract interest amounts are detailed below for each date presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Derivatives:
Unrealized income (loss)	$(27,754)	14,807	(26,393)	7,902
Realized income	20,008	1,025	37,331	5,778

Total income (loss) included
in net investment income	$(7,746)	15,832	10,938	13,680

Total contract interest	$38,219	59,065	143,037	138,678

Realized gains (losses) on investments - The third quarter loss in 2007 is due to an additional valuation allowance related to one mortgage loan.  Net gains for the nine months ended September 30, 2007 include a gain of $3.7 million in the second quarter from a sale of a previously impaired bond.  The gains in 2006 are primarily due to sales of collateralized bond obligation holdings from the debt securities portfolio which had previously been impaired.

Benefits and Expenses.  The following details benefits and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Life and other policy benefits	$11,337	9,212	32,748	28,300
Amortization of deferred policy
acquisition costs	25,238	24,430	74,660	69,443
Universal life and annuity
contract interest	38,219	59,065	143,037	138,678
Other operating expenses	12,871	12,513	43,354	51,611

Totals	$87,665	105,220	293,799	288,032

Life and other policy benefits - Death claims increased from $7.5 million and $21.7 million during the three and nine months of the third quarter of 2006 to $8.0 million and $23.6 million for the same period ended September 30, 2007.  While death claim amounts are subject to variation from period to period, the Company's mortality experience has generally been consistent with its product pricing assumptions.

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

In accordance with the newly adopted SOP 05-1, the Company’s amortization of these deferred policy acquisition costs is expected to increase in the future.  Under this pronouncement, annuitizations and certain internal replacements of contracts result in the associated unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets being written off.

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

The Company's approximated average credited rates are as follows:

	September 30,		September 30,
	2007	2006	2007	2006
	(Excluding derivative products)		(Including derivative products)

Annuity	3.43%	3.36%	3.30%	3.34%
Interest sensitive life	3.32%	4.26%	5.00%	4.88%

Contract interest also includes the performance of the fixed-index component of the Company's derivative products as noted which resulted in losses of $7.7 million and income of $10.9 million in the three months ended September 30, 2007 and 2006, respectively, and income of $15.8 million and $13.7 million for the nine months ended September 30, 2007 and 2006, respectively. As previously noted, the recent market performance of these fixed-index features is included in contract interest expense while also being a component of the Company's investment income given the hedge nature of the options purchased for these products.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, and commissions not subject to deferral.  Like revenues from other income, nursing home operation expenses are included in other operating expenses in the amount of $2.8 million and $8.2 million for the three and nine months ended September 30, 2007 and $2.8 million and $7.7 million for the same period in 2006. Compensation cost recorded in the three and nine months ended September 30, 2007 totaled $0.1 million and $2.7 million. Other operating expenses for the nine months ended September 30, 2006 included compensation cost of $13.7 million as a result of implementation of liability classification under SFAS 123(R) for the Company's stock option plan.  Implementation of liability classification resulted in a current charge for option costs related to outstanding vested and unvested options.

Federal Income Taxes.  Federal income taxes on earnings from continuing operations reflect effective tax rates of 30.8% and 33.5% for the first nine months of 2007 and 2006, respectively.  The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

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

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the three months and nine months ended September 30, 2007 and 2006 is provided below.  The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:

September 30, 2007	$143	2,703	12,877	877	16,600

September 30, 2006	$448	2,529	12,369	602	15,948

Nine months ended:

September 30, 2007	$(248)	7,556	42,837	4,114	54,259

September 30, 2006	$(656)	9,615	38,243	3,043	50,245

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$6,875	5,932	19,522	17,465
Net investment income	4,774	4,545	13,967	14,761
Other income	7	10	34	25

Total premiums and other revenue	11,656	10,487	33,523	32,251

Benefits and expenses:
Life and other policy benefits	3,969	3,505	12,727	11,536
Amortization of deferred policy
acquisition costs	2,229	1,496	5,041	4,868
Universal life insurance contract
interest	2,396	2,293	7,028	6,836
Other operating expenses	2,877	2,533	9,084	9,995

Total benefits and expenses	11,471	9,827	33,880	33,235

Segment earnings (losses) before
Federal income taxes	185	660	(357)	(984)

Provision (benefit) for Federal
income taxes	42	212	(109)	(328)

Segment earnings (losses)	$143	448	(248)	(656)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Universal life insurance revenues	$5,857	4,714	16,272	13,371
Traditional life insurance premiums	1,760	1,617	5,396	5,286
Reinsurance premiums	(742)	(399)	(2,146)	(1,192)

Totals	$6,875	5,932	19,522	17,465

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Universal life insurance:
First year and single premiums	$4,279	4,244	10,650	10,463
Renewal premiums	3,825	3,620	11,883	10,628

Totals	$8,104	7,864	22,533	21,091

Amortization of deferred policy acquisition costs increased by $0.7 million for the three months ended September 30, 2007 due to a true-up in the current period related to surrender rates, portfolio rates, mortality, expenses and credited rates.  Other operating expenses for the nine months ended September 30, 2006 include an additional expense related to compensation costs from the implementation of liability classification under SFAS 123(R).

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$21,826	19,364	64,061	57,448
Net investment income	6,460	6,771	21,075	18,958
Other income	19	21	106	66

Total premiums and other revenue	28,305	26,156	85,242	76,472

Benefits and expenses:
Life and other policy benefits	6,353	4,984	17,330	14,204
Amortization of deferred policy
acquisition costs	8,045	6,951	25,401	16,462
Universal life insurance contract
interest	6,131	7,185	19,227	16,399
Other operating expenses	3,616	3,131	12,388	14,956

Total benefits and expenses	24,145	22,251	74,346	62,021

Segment earnings before Federal
income taxes	4,160	3,905	10,896	14,451

Provision for Federal income taxes	1,457	1,376	3,340	4,836

Segment earnings	$2,703	2,529	7,556	9,615

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Universal life insurance revenues	$21,555	19,729	63,212	58,165
Traditional life insurance premiums	3,646	2,560	10,619	8,021
Reinsurance premiums	(3,375)	(2,925)	(9,770)	(8,738)

Totals	$21,826	19,364	64,061	57,448

International operations have emphasized universal life policies over traditional life insurance products.  Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP.  Actual universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Universal life insurance:
First year and single premiums	$11,423	9,473	31,121	26,405
Renewal premiums	23,335	20,854	66,269	59,356

Totals	$34,758	30,327	97,390	85,761

The Company's international life operations have been a significant part of the Company's business which is based upon a long standing reputation in the international market.  The Company reported increased sales of fixed-indexed universal life products for international life operations with premiums approximating $19.8 million and $54.1 million for the three and nine months ended September 30, 2007 and $16.3 million and $43.0 million for the same periods in 2006.  As previously noted, net investment income and contract interest include an increase due to the S&P 500 Index® performance relative to fixed-indexed products in the three and nine months of 2007 compared to the same period in 2006.

A detail of net investment income for international life insurance operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Net investment income
(excluding derivatives)	$6,812	5,954	19,782	18,508
Derivative income (loss)	(352)	817	1,293	450

Net investment income	$6,460	6,771	21,075	18,958

Amortization of deferred policy acquisition costs increased approximately 54% comparing the first nine months of 2007 to the same period in 2006.  This increase is due primarily to the application of SOP 05-1 which requires the write-off of deferred balances on contracts that are considered substantially changed under this new guidance.  These balances were previously carried and amortized over the projected life of the contract.

Other operating expenses for the nine months ended September 30, 2006, include an additional expense from an increase in compensation costs under SFAS 123(R) as a result of the implementation of liability classification for stock options.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States.  Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales.  A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$6,079	5,281	17,965	16,306
Net investment income	62,833	83,900	220,263	223,307
Other income	543	106	909	2,968

Total premiums and other revenue	69,455	89,287	239,137	242,581

Benefits and expenses:
Life and other benefits	1,015	723	2,691	2,560
Amortization of deferred policy
acquisition costs	14,964	15,983	44,218	48,113
Annuity contract interest	29,692	49,587	116,782	115,443
Other operating expenses	3,593	4,027	13,673	18,987

Total benefits and expenses	49,264	70,320	177,364	185,103

Segment earnings before Federal
income taxes	20,191	18,967	61,773	57,478

Provision for Federal income taxes	7,314	6,598	18,936	19,235

Segment earnings	$12,877	12,369	42,837	38,243

Revenues from annuity operations primarily include surrender charges and recognition of deferred revenues relating to immediate or payout annuities. A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Surrender charges	$4,969	4,320	14,703	13,176
Payout annuity and other revenues	1,100	952	3,239	3,107
Traditional annuity premiums	10	9	23	23

Totals	$6,079	5,281	17,965	16,306

The Company's earnings are dependent upon annuity contracts persisting or remaining in force.  While premium and contract revenues decline with a reduction in surrender charges, the Company's investment earnings benefit as more policies remain in force.

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual annuity deposits collected for the nine months ended September 30, 2007 and 2006 are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Fixed-indexed annuities	$87,815	82,599	239,819	229,590
Other deferred annuities	25,394	44,398	87,424	137,939
Immediate annuities	611	1,384	3,012	7,645

Totals	$113,820	128,381	330,255	375,174

Sales of fixed-indexed annuities increased 6.3% and 4.5% comparing September 30, 2007 three and nine months deposits compared to the same period of 2006.  Fixed-indexed product sales typically follow the stock market in that sales are higher when confidence is high in the stock market and lower if the stock market is showing poor performance.  Since the Company does not offer variable products or mutual funds, these fixed-indexed products provide an interest crediting alternative to the Company's existing fixed annuity products and have continued to be a significant portion of the Company’s annuity business.

Other deferred annuity deposits decreased as of September 30, 2007 versus September 30, 2006 with $25.4 million and $87.4 million collected as compared to $44.4 million and $137.9 million for the three and nine months, respectively.  These product sales have been trending lower over the past few years due to low interest rates and investor preferences.  As a selling inducement, many of the deferred products include a first year interest bonus in addition to a base interest rate.  These bonus rates are deferred in conjunction with other capitalized policy acquisition costs.  The amount deferred and amortized over future periods amounted to approximately $5.6 million and $15.7 million for the three and nine months ended September 30, 2007 and $4.9 million and $15.6 million in 2006, respectively.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net investment income
(excluding derivatives)	$70,228	68,885	210,618	210,077
Derivative income (loss)	(7,395)	15,015	9,645	13,230

Net investment income	$62,833	83,900	220,263	223,307

Derivative income and loss fluctuate from period to period based on the S&P 500 Index® performance.

Other income reported for the nine months ended September 30, 2006 includes $2.6 million relating to lawsuit settlements.

The Company is required to periodically adjust deferred policy acquisition amortization factors for actual experience that varies from assumptions.  In the third quarters of 2007 and 2006, a true-up of assumptions based upon actual results increased amortization for the nine months ended September 30, by $2.3 million and $2.0 million, respectively.  Amounts reported for three and nine months totaled $15.0 million and $44.2 million for 2007 and $16.0 million and $48.1 million for the same period in 2006.

Annuity contract interest includes any equity component interest associated with the Company's fixed-indexed annuities.  The detail of fixed-indexed annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Fixed-indexed annuities	$9,350	27,993	53,110	48,577
All other annuities	23,728	24,856	71,550	75,825

Gross contract interest	33,078	52,849	124,660	124,402
Bonus interest deferred and capitalized	(5,560)	(4,883)	(15,653)	(15,582)
Bonus interest amortization	2,174	1,621	7,775	6,623

Total contract interest	$29,692	49,587	116,782	115,443

As previously noted, contract interest reflects variations due to the S&P 500 Index® performance relative to the fair values of fixed-indexed products, increasing and decreasing in 2007 compared to the same period in 2006.

Other operating expenses during the nine months ended September 30, 2006, include an additional expense from implementing liability classification related to the Company's stock option plan under SFAS 123(R) accounting guidance.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations.  However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries.  Nursing home operations generated $1.2 million and $0.5 million of operating earnings in the first nine months of 2007 and 2006, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the prudent handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of September 30, 2007 and December 31, 2006.  The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.

	Composition of Investments
	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Debt securities	$5,623,778	95.4	$5,484,799	94.7
Mortgage loans	98,852	1.7	103,325	1.8
Policy loans	84,377	1.4	86,856	1.5
Derivatives	51,797	0.9	72,012	1.2
Equity securities	21,009	0.4	21,203	0.4
Real estate	12,103	0.2	12,113	0.2
Other	4,862	-	10,709	0.2

Totals	$5,896,778	100.0	$5,791,017	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations ("CMOs"). As of September 30, 2007 and December 31, 2006, the Company's debt securities portfolio consisted of the following:

	Composition of Debt Securities
	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Corporate	$2,401,924	42.7	$2,384,762	43.5
Mortgage-backed securities	1,910,242	34.0	1,817,532	33.1
Public utilities	667,467	11.9	623,649	11.4
U.S. government/agencies	438,640	7.8	447,573	8.2
Asset-backed securities	110,266	2.0	122,101	2.2
States & political subdivisions	64,616	1.1	58,627	1.1
Foreign governments	30,623	0.5	30,555	0.5

Totals	$5,623,778	100.0	$5,484,799	100.0

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

Within the debt securities portfolio, the Company holds approximately $110.3 million in asset-backed securities at September 30, 2007, which include manufactured housing bonds and home equity loans. The Company does not have any holdings in collaterized bond obligations (CBOs), collateralized debt obligations (CDOs), or collateralized loan obligations (CLOs). Principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace. As of September 30, 2007, the Company held investments in asset-backed securities collateralized by subprime mortgages with a carrying value of $55 million, less than 1% of invested assets. None of these securities are rated below “AAA” and over 50% are insured. In addition, all of the subprime related asset-backed securities were purchased prior to 2005, the commencement of the period during which management believes the quality of underwriting was lessened. In light of the high credit quality of these securities, the Company does not expect to incur any material losses despite the recent increase in default rates and market concern over future performance of this asset class. The Company also does not have investments in bond funds with subprime exposure.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities.  As of September 30, 2007, 98% of the Company's debt securities were investment grade quality.  Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks.  This emphasis is reflected in the high average credit rating of the Company's portfolio.  In addition, the Company is monitoring the bond portfolio in reference to the possibility of leveraged buyouts that would likely result in lower credit quality ratings.  In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P® .

	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
	(In thousands)		(In thousands)

AAA and U.S. government	$2,576,275	45.8	$2,485,122	45.3
AA	304,296	5.4	284,965	5.2
A	1,342,781	23.9	1,330,980	24.3
BBB	1,289,290	22.9	1,237,151	22.5
BB and other below investment grade	111,136	2.0	146,581	2.7

Totals	$5,623,778	100.0	$5,484,799	100.0

The Company does not purchase below investment grade securities.  Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  During the first nine months of 2007, the Company's percentage of below investment grade securities decreased from 2.7% of the portfolio to 2.0%.  The Company's holdings of below investment grade securities as a percentage of total invested assets is relatively small compared to industry averages.  These holdings are summarized below.

	Below Investment Grade Debt Securities
			Estimated	% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets
	(In thousands except percentages)

September 30, 2007	$114,396	111,136	109,341	1.9%

December 31, 2006	$145,858	146,581	146,170	2.5%

December 31, 2005	$168,423	170,455	167,770	3.1%

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

	Below Investment Grade Debt Securities as of September 30,
	Amortized	Carrying	Fair	Fair
	Cost	Value	Value	Value
	2007	2007	2007	2006
	(In thousands)

Retail	$21,965	21,780	21,799	21,723
Utilities/Energy	21,444	22,664	22,890	23,259
Telecommunication	19,998	17,532	17,532	17,999
Auto finance	13,000	12,493	11,668	12,481
Asset-backed	11,570	11,571	10,706	10,944
Medical	6,153	6,153	5,722	6,200
Manufacturing	5,492	5,492	5,573	5,466
Transportation	2,288	2,767	2,767	3,109
Other	12,486	10,684	10,684	10,467

Totals	$114,396	111,136	109,341	111,648

The Company is required to classify its investments in debt and equity securities into one of three categories:  (a) trading securities, (b) securities available for sale, or (c) securities held to maturity.  The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities.  Of the remaining two categories, available for sale and held to maturity, the Company makes a determination based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at September 30, 2007, approximately 33.9% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale.  This slight increase in available for sale securities is a result of short-term investments in bonds.  These holdings provide the Company flexibility to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)
	(In thousands)
Securities held to maturity:
Debt securities	$3,699,411	3,750,933	(51,522)
Securities available for sale:
Debt securities	1,872,845	1,901,219	(28,374)
Equity securities	21,009	12,203	8,806

Totals	$5,593,265	5,664,355	(71,090)

In accordance with SFAS No. 115, Accounting for Certain Debt and Equity Securities, during the first nine months of 2007 one security was sold from the held to maturity portfolio due to significant credit deterioration.  The amortized cost of the bond was $5.2 million and resulted in a realized gain of $19,000.  No securities were sold during the first nine months of 2006.  No securities were transferred from the held to maturity portfolio during the first nine months of 2007 or 2006.

Proceeds from sales of securities available for sale totaled $15.2 million and $0.1 million during the third quarter of 2007 and 2006, respectively, which resulted in realized losses of $0.3 million in 2007 and minimal realized gains in 2006.  For the nine months ended September 30, 2007 and 2006, proceeds from sales of securities available for sale totaled $28.4 million and $21.5 million, respectively.  These sales resulted in gains of $4.3 million and $1.7 million, respectively.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	September 30,	June 30,	December 31,
	2007	2007	2006
	(In thousands except percentages)

Debt securities - fair value	$5,572,256	5,459,172	5,448,990
Debt securities - amortized cost	$5,652,152	5,598,374	5,498,461
Fair value as a percentage of amortized cost	98.59%	97.51%	99.10%
Unrealized losses	$(79,896)	(139,201)	(49,471)
Ten-year U.S. Treasury bond – increase (decrease)
in yield for the quarter	(0.44)%	0.38%

	Unrealized Losses Balance
				Qtr	YTD
	At	At	At	Change in	Change in
	September 30,	June 30,	December 31,	Unrealized	Unrealized
	2007	2007	2006	Losses	Losses

Debt securities held to
maturity	$(51,522)	(95,719)	(35,809)	44,197	(15,713)
Debt securities available
for sale	(28,374)	(43,482)	(13,662)	15,108	(14,712)

Totals	$(79,896)	(139,201)	(49,471)	59,305	(30,425)

Changes in interest rates typically have a significant impact on the fair values of the Company's debt securities. Market interest rates of the ten-year U.S. Treasury bond decreased approximately 44 basis points from the second quarter of 2007, decreasing the unrealized loss to $80.0 million on a portfolio of approximately $5.6 billion.  The Company would expect similar results in the future from any significant upward or downward movement in market rates.  However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, as the Company has the ability and intent to hold these securities, changes in fair values due to interest rate risk have relatively small effects on the Company's consolidated balance sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2006, for its interest rate-sensitive assets and liabilities.  The changes in market values of the Company's debt securities in the third quarter of 2007 were reasonable given the expected range of results of this analysis.

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

The actual amounts paid by product line in connection with surrenders and withdrawals for the periods ended September 30 are noted in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Product Line:
Traditional Life	$2,036	1,359	4,753	3,416
Universal Life	9,691	7,564	25,758	23,073
Annuities	103,523	89,585	318,653	271,172

Total	$115,250	98,508	349,164	297,661

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $190.9 million and $169.8 million for the nine months ended September 30, 2007 and 2006, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows totaled $375.0 million and $286.4 million for the nine months ended September 30, 2007 and 2006, respectively.  These cash flow items could be reduced if interest rates rise.  Net cash inflows (outflows) from the Company's universal life and investment annuity deposit product operations totaled $(64.2) million and $25.9 million during the nine months ended September 30, 2007 and 2006, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of September 30, 2007, the Company had commitments of approximately $8.9 million remaining to be funded of a $12.0 million commitment which was approved by the Company's Board of Directors for the construction of a nursing home facility in Central Texas.  The construction of the new facility began in 2007.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating lease obligations (1)	$2,325	808	1,300	217	-
Loan commitments	8,882	8,882	-	-	-
Life claims payable (2)	46,029	46,029	-	-	-
Other long-term reserve
liabilities reflected on the
balance sheet under GAAP (3)	370,453	72,988	108,289	55,158	134,018

Total	$427,689	128,707	109,589	55,375	134,018

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
(3)  Other long-term reserve liabilities include obligations that are reported within the Company's reserve liabilities that reflect determinable payout patterns related to immediate annuities.  The above amounts are undiscounted whereas the amounts included in future policy benefit liabilities are discounted in accordance with GAAP.  Liabilities for future policy benefits and other policyholder liabilities of approximately $5.2 billion as of September 30, 2007 have been excluded from the contractual obligations table.  These excluded liabilities include future policy benefits relating to life insurance products, deferred annuities, and universal life products.  Amounts excluded from the table are comprised of policies or contracts where (a) the Company is not currently making payments and will not make payments in the future until the occurrence of a payment triggering event, such as death or (b) the occurrence of a payment triggering event, such as a surrender of a policy or contract, which is outside of the control of the Company.  The timing of these payments is not reasonably fixed and determinable.  These uncertainties are considered in the Company's asset/liability management program as previously noted.

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

During the months ended August and September 2007, the Company purchased 6,350 shares and 1,780 shares from option holders at an average price of $261.96 and $247.98, respectively.  These purchased shares are reported in the Company's condensed consolidated financial statements as authorized and unissued.

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit 3 ii (g)	-	National Western Life Insurance Company Bylaws changes effective August 24, 2007.

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: November 8, 2007	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: November 8, 2007	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial & Administrative
Officer and Treasurer
(Principal Financial Officer)

Date: November 8, 2007	/S/ Kay E. Osbourn
Kay E. Osbourn
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)