Form 10-K
period 2007-12-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2008-03-17
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act.  (Check One)

Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer   ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant on June 29, 2007 was $573,134,079.

As of March 13, 2008, the number of shares of Registrant's common stock outstanding was:   Class A – 3,422,324 and Class B - 200,000.

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

During 2007, the Company's total assets increased 2.1% to $6.8 billion at December 31, 2007 from $6.7 billion at December 31, 2006. The Company generated revenues of $474.5 million, $521.9 million, and $441.0 million in 2007, 2006, and 2005, respectively. In addition, National Western generated net income of $85.4 million, $76.3 million, and $77.3 million in 2007, 2006, and 2005, respectively.

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

Annuity Products. Annuity products sold include flexible premium and single premium deferred annuities, fixed indexed annuities, and single premium immediate annuities. These products can be tax qualified or nonqualified annuities. A fixed single premium deferred annuity ("SPDA") provides for a single premium payment at the time of issue, an accumulation period, and an annuity payout period commencing at some future date. A flexible premium deferred annuity ("FPDA") provides the same features but allows, generally with some conditions, additional payments into the contract. Interest is credited to the account value of the annuity initially at a current rate of interest which is guaranteed for a period of time, typically the first year. After this period, the interest credited is subject to change based upon market rates and product profitability subject to a minimum guaranteed rate specified in the contract. Interest accrues during the accumulation period generally on a tax-deferred basis to the contract holder. After a number of years specified in the annuity contract, the owner may elect to have the proceeds paid as a single payment or as a series of payments over a period of time. The owner is permitted at any time during the accumulation period to withdraw all or part of the annuity account balance subject to contract provisions such as surrender charges and market value adjustments. A fixed indexed deferred annuity performs essentially in the same manner as SPDAs and FPDAs with the exception that, in addition to a fixed interest crediting option, the contract holder has the ability to elect an interest crediting mechanism that is linked, in part, to an outside index such as the S&P 500 Index®. A single premium immediate annuity ("SPIA") foregoes the accumulation period and immediately commences an annuity payout period.

Distributions of the Company's direct premium revenues and deposits by product type are provided below.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Annuities:
Single premium deferred	$3,808	8,216	10,389
Flexible premium deferred	112,472	163,415	225,941
Fixed indexed deferred	316,848	303,613	298,227
Single premium immediate	4,637	10,750	23,383

Total annuities	437,765	485,994	557,940

Universal life insurance	168,279	146,742	133,579
Traditional life and other	24,915	18,046	16,629

Total direct premiums and deposits collected	$630,959	650,782	708,148

Operating Segments

The Company manages its business between Domestic Insurance Operations and International Insurance Operations.  For segment reporting purposes, the Company's annuity business, which is predominantly domestic, is separately identified.

Domestic Insurance Operations. The Company is currently licensed to do business in all states and the District of Columbia, except for New York.  Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products.  The majority of domestic sales are the Company's annuities. National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMO").  These NMOs assist the Company in recruiting, contracting, and managing independent agents.  The Company's agents are independent contractors who are compensated on a commission basis.  At December 31, 2007, the Company's NMO relationships had contracted approximately 5,600 independent agents with the Company.  Over 26% of these contracted agents submitted policy applications to the Company in the past twelve months.

International Insurance Operations. National Western's international operations generally focus on foreign nationals in upper socioeconomic classes.  Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, the Pacific Rim, Eastern Europe, and Asia. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another.  Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At December 31, 2007, the Company had 72,940 international life insurance policies in force representing nearly $14.8 billion in face amount of coverage.

International applications are submitted by independent contractors, consultants and broker-agents, many of whom have been submitting policy applications to National Western for 20 or more years.  The Company had relationships with approximately 5,200 independent international  individuals at December 31, 2007, nearly 44% of which submitted policy applications to the Company in the past twelve months.

There are some inherent risks of accepting international applications which are not present within the domestic market that are reduced substantially by the Company in several ways. As previously described, the Company accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources.  This targeted customer base coupled with National Western's conservative underwriting practices have historically resulted in claims experience, due to natural causes, similar to that in the United States.  The Company minimizes exposure to foreign currency risks by requiring payment of premiums and claims in United States dollars. Finally, over forty years of experience with the international products and the Company's longstanding business relationships further serve to minimize risks.

Geographical Distribution of Business. The following table depicts the distribution of the Company's premium revenues and deposits.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

United States domestic products:
Annuities	$421,497	475,867	548,967
Life insurance	60,375	35,780	36,594

Total domestic products	481,872	511,647	585,561

International products:
Annuities	16,268	10,127	8,973
Life insurance	132,819	129,008	113,614

Total international products	149,087	139,135	122,587

Total direct premiums and deposits collected	$630,959	650,782	708,148

Although many agents sell National Western's products, the Company's annuity sales in any year typically reflect one or two NMOs whose agents sold 10% or more of the Company’s total annuity sales. In 2007, there were two such NMOs who accounted for 24.2% and 10.7% of total annuity sales, respectively. Similarly, domestic life insurance sales in any year may include one or two NMOs who accounted for 10% or more of total domestic life insurance sales. In 2007, there were two NMOs who generated 23.8% and 19.4%, respectively, of total domestic life insurance sales. The latter NMO was also the same NMO who produced 24.2% of total annuity sales. With the independent distribution model the Company employs, the concentration of sales within a particular NMO is not as an acute concern as with other distribution relationships given the underlying agents are free to contract with the Company through any NMO the Company has a relationship with. International life insurance sales are much more diversified by independent consultants and contractors and in 2007 were geographically attributed to Latin America (70%), the Pacific Rim (13%), and Eastern Europe (17%).

Segment Financial Information. A summary of financial information for the Company's segments is as follows:

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)
Revenues, excluding
realized gains (losses):
2007	$44,783	113,598	292,402	20,227	471,010
2006	43,222	106,613	350,665	18,697	519,197
2005	42,165	93,577	277,889	17,528	431,159

Segment earnings: (A)
2007	$342	20,179	56,299	6,278	83,098
2006	297	12,191	56,559	5,566	74,613
2005	2,809	13,559	47,915	6,559	70,842

Segment assets: (B)
2007	$399,097	796,012	5,500,226	106,039	6,801,374
2006	381,490	715,064	5,467,733	103,087	6,667,374
2005	366,939	631,477	5,256,146	94,064	6,348,626

Notes to Table:

(A) Amounts exclude realized gains and losses on investments, net of taxes.
(B) Amounts exclude other unallocated assets.

Additional information concerning these industry segments is included in Note 13, Segment and Other Operating Information, of the accompanying consolidated financial statements.

Competition and Ratings

National Western competes with hundreds of life and health insurance company groups in the United States as well as other financial intermediaries such as banks and securities firms who market insurance products. Competitors in our international markets include Pan-American Life Insurance, American Fidelity Life Insurance, and Best Meridian Insurance while domestic market competitors include, among others, American Equity Investment Life, Sammons Financial Group, AVIVA, Allstate, Lincoln National Life, and Old Mutual Financial Network. Competitive factors are primarily the breadth and quality of products offered, established positions in niche markets, pricing, relationships with distribution, commission structures, perceived stability of the insurer, quality of underwriting and customer service, and cost efficiency. Operating results of life insurers are subject to fluctuations not only from this competitive environment but also due to economic conditions, interest rate levels and changes, performance of investments, and the maintenance of strong insurance ratings from independent rating agencies.

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

Ratings with respect to financial strength are an important factor in establishing the competitive position of insurance companies. Financial strength ratings are generally defined as a rating agency’s opinion as to a company’s financial strength and ability to meet ongoing obligations to policyholders. Accordingly, ratings are important to maintaining public confidence and impact the ability to market products. The following summarizes the Company's financial strength ratings.

Rating Agency	Rating

Standard & Poor's	A (Strong)

A.M. Best	A- (Excellent)

A.M. Best and Standard & Poor’s ratings are a consideration of the Company’s claims paying ability and are not a rating of the Company’s investment worthiness. The rating agencies generally review the Company's rating on an annual basis during the second calendar quarter of the year. The above ratings were assigned during 2007 with a stable outlook from Standard & Poor’s and a positive outlook from A.M. Best. The positive outlook from A.M. Best signifies the rating agency’s bias toward a rating upgrade sometime in the future. However, there is no assurance that the Company's ratings will continue for a certain period of time. In the event the Company's ratings are downgraded, the Company's business may be negatively impacted.

Risk Management

Similar to other insurers, the Company is exposed to a wide spectrum of financial, operational, and other risks as described in Item 1A. “Risk Factors”. Effective enterprise risk management is a key concern for identifying, monitoring, measuring, communicating, and managing risks within limits and risk tolerances. The Company’s Board of Directors and senior management are knowledgeable of and accountable for key risks.  The Board meets at least every other month and regularly hears reports from the President and Chief Operating Officer, the Chief Financial and Administrative Officer, the Chief Actuary, the Chief Investment Officer, and the Chief Compliance Officer. In addition, the Board has several committees which include the Audit Committee, the Investment Committee, and the Compensation and Stock Option Committee that regularly convene to address various aspects of risk.

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

The Company's product designs, underwriting standards and risk management techniques are utilized to protect against disintermediation risk and greater than expected mortality and morbidity risk. Disintermediation risk is limited through the use of surrender charges, certain provisions not allowing discretionary withdrawals, and market value adjustment features. Investment guidelines including duration targets, asset allocation tolerances and return objectives help to ensure that disintermediation risk is managed within the constraints of profitability criteria. Prudent underwriting is applied to select and price insurance risks and the Company regularly monitors mortality experience relative to its product pricing assumptions. Enforcement of disciplined claims management serves to further protect against greater than expected mortality.

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

Risk-Based Capital Requirements. The NAIC established risk-based capital ("RBC") requirements to help state regulators monitor the financial strength and stability of life insurers by identifying those companies that may be inadequately capitalized. Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold.  The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments.  The RBC formula takes into consideration four major areas of risk which are: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses mortality and morbidity risk; (iii) interest rate risk which involves asset-liability matching issues; and (iv) other business risks.  For each category, the RBC requirements are determined by applying specified factors to various assets, premiums, reserves, and other items, with the factor being higher for items with greater underlying risk and lower for items with less risk.  The Company's statutory capital and surplus at December 31, 2007, was significantly in excess of the threshold RBC requirements.

Effects of Inflation. The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of the Company during the three most recent fiscal years.

Employees.  The Company had approximately 290 employees as of December 31, 2007 substantially all of which worked in the Company’s home office in Austin, Texas. None of the employees are subject to collective bargaining agreements governing their employment with the Company.

ITEM 1A. RISK FACTORS

Company performance is subject to varying risk factors. This section provides an overview of possible risk exposures at this point in time that could impact Company performance in the future. While these scenarios do not represent expectations of future experience, they are intended to illustrate the potential impacts if any of the following risks were to manifest into actual occurrences.

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

There may be occasions where the Company could encounter difficulty selling some of its investments due to a lack of liquidity in the marketplace. If the Company required significant amounts of cash on short notice during such a period, it may have difficulty selling investments at attractive prices, in a timely manner or both.

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

The profitability of the Company’s equity-indexed products linked in part to market indices is significantly affected by the cost of underlying call options purchased to fund the credits owed to contract holders selecting this form of interest crediting. If there are little or no gains on the call options purchased over the expected life of these equity-indexed products, the Company would incur expenses for credited interest over and above the option costs. In addition, if the Company does not successfully match the terms of the underlying call options purchased with the terms of the equity-indexed products, the index credits could exceed call option proceeds. This would serve to reduce the Company’s spread on the products and decrease profits.

Our investment portfolio is subject to credit quality risks which may lessen the value of invested assets and the Company’s book value per share.

The Company substantially invests monies received in investment grade, fixed income investment securities in order to meet its obligations to policyholders and provide a return on its deployed capital. Consequently, we are subject to the risk that issuers of these securities may default on principal and interest payments, particularly in the event of a major downturn in economic and/or business climate. At December 31, 2007, approximately 2% of the Company’s $5.7 billion fixed income securities portfolio was comprised of issuers who were investment grade at the time the Company acquired them but were subsequently downgraded for various reasons. A substantial increase in defaults from these or other issuers could negatively impact the Company’s financial position and results.

For the Company’s equity-indexed products, over the counter derivative instruments are purchased from a number of highly rated counterparties to fund the index credit to policyholders. In the event that any of these counterparties fails to meet their contractual obligations under these derivative instruments, the Company would be financially at risk for providing the credits due that the counterparty reneged on. The failure of the counterparty to perform could negatively impact the Company’s financial position and results.

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

We are subject to a downgrade in our financial strength ratings which may negatively affect our ability to attract and retain independent distributors, make our products less attractive to consumers, and may have an adverse effect on our operations.

Financial strength ratings are an important criteria in establishing the competitive position of insurers. Ratings generally reflect the rating agencies’ view of a particular company’s financial strength, operating performance, and ability to meet its obligations to policyholders. However, some of the rating factors often relate to the particular views of the rating agency, their independent economic modeling, the general economic climate, and other circumstances outside of the insurer’s control. Accordingly, we cannot predict with any certainty what actions rating agencies may take. A downgrade in our financial strength rating, or an announced potential downgrade, could affect our competitive position and make it more difficult to market our products vis-à-vis competitors with higher financial strength ratings. In extreme situations, a significant downgrade action by one or more rating agency could induce existing policyholders to cancel their policies and withdraw funds from the Company. These events could have a material adverse effect on our financial position and liquidity.

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

Life insurer products generally offer tax advantages to policyholders via the deferral of income tax on policy earnings during the accumulation phase of the product, be it an annuity or a life insurance product. Taxes, if any, are payable on income attributable to a distribution under a policy/contract for the year in which the distribution is made. Periodically, Congress has considered legislation that would reduce or eliminate this tax deferral advantage inherent to the life insurance industry and subject the industry’s products to treatment more equivalent with other investments. In the event that the tax-deferred status of life insurance products is revised or reduced by Congress all life insurers would be adversely impacted.

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

We could be liable with respect to liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

The Company cedes material amounts of insurance to other unaffiliated insurance companies through reinsurance. However, these reinsurance arrangements do not fully discharge the Company’s obligation to pay benefits on the reinsured business. If a reinsurer fails to meet its obligations, the Company would be forced to cover these claims. In addition, if a reinsurer becomes insolvent, it may cause the Company to lose its reserve credits on the ceded business which require the establishment of additional reserves. To mitigate the risks associated with the use of reinsurance, the Company carefully monitors the ratings and financial condition of its reinsurers on a regular basis and attempts to avoid concentration of credit risks in order to diversify its risk exposure.

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

Deferred policy acquisition costs (and deferred sales inducement amounts) are calculated using a number of assumptions related to policy persistency, mortality and interest rates. Amortization of deferred policy acquisition expenses is dependent upon actual and expected profits generated by the lines of business that incurred the related expenses. Due to the uncertainty associated with establishing these assumptions, the Company cannot, with precision, determine the exact pattern of profit emergence. Accordingly, actual results could differ from the related assumptions which could have a material and adverse impact on the Company’s operating results.

We are dependent upon effective information technology systems and on development and implementation of new technologies.

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

The Company retains confidential information on its systems, including customer information and proprietary business information. The increasing volume and sophistication of computer viruses, hackers and other external threats may increase the vulnerability of the Company’s systems to data breaches. Any compromise of the security of the Company’s technology systems that results in the disclosure of personally identifiable customer information could damage the Company’s reputation, expose it to litigation, and result in significant technical, legal and other expenses.

Some of the Company’s information technology systems are older legacy-type systems and require an ongoing commitment of resources to maintain current standards. These legacy systems are written in older programming languages with which fewer and fewer individuals are knowledgeable of and trained in. The Company’s success is in large part dependent on maintaining and enhancing the effectiveness of existing legacy systems and failure of these systems for any reason could disrupt our operations, result in the loss of business and adversely impact our profitability.

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

ITEM 3. LEGAL PROCEEDINGS

In the course of an audit of a charitable tax-exempt foundation, the Internal Revenue Service (“IRS”) raised an issue under the special provisions of the Internal Revenue Code (“IRC”) governing tax-exempt private foundations as to certain interest-bearing loans from the Company to another corporation in which the tax-exempt foundation owns stock. The issue was whether such transactions constitute indirect self-dealing by the foundation, the result of which would be excise taxes on the Company by virtue of its participation in such transactions. By letter to the Company dated August 21, 2003, the IRS proposed an initial excise tax liability in the total amount approximating one million dollars as a result of such transactions. The Company disagreed with the IRS analysis. The Company contested and requested that this issue instead be referred to the IRS National Office for technical advice. The IRS audit team agreed and the matter was referred in November of 2003 to the IRS National Office. Such technical advice was subsequently issued on April 11, 2007 by the IRS National Office in the form of a memorandum, analyzing the issue, which concluded that such loans do not constitute indirect self-dealing.  By letter of June 5, 2007 from the IRS to the Company, the IRS concurred that based on the results of the Technical Advice Memorandum, there was no excise tax owed by the Company for the years under review.  This technical advice memorandum is binding on the IRS audit team.

The Company is a defendant in three class action lawsuits.  The Court has certified a class consisting of certain California policyholders age 65 and older alleging violations under California Business and Professions Code section 17200.  The Court has additionally certified a subclass of 36 policyholders alleging fraud against their agent, and vicariously, against National Western Life.  Management believes that the Company has good and meritorious defenses and intends to continue to vigorously defend itself against these claims.  A second class action lawsuit is in discovery with no class certification motion pending.  The third class action lawsuit was certified as a class by the trail court, but ultimately reversed by the Texas Supreme Court.  Thereupon the plaintiff filed a new motion for class certification which was denied by the trail court.  The Plaintiff filed a notice of appeal, which has not been perfected.  The Plaintiff and the Company have since filed a joint motion informing the Court of Appeals that the parties have reached a comprehensive settlement and that the parties jointly request the court to dismiss the appeal and remand the case to District Court for an agreed dismissal with prejudice to be entered by the District Court.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which the Class A common stock of the Company trades is The NASDAQ Stock Market® under the symbol “NWLIA”.  The high and low sales prices for the Class A common stock for each quarter during the last two years are shown in the following table.

		High	Low

2007:	First Quarter	$235.25	223.05
	Second Quarter	271.60	249.05
	Third Quarter	268.00	228.56
	Fourth Quarter	246.95	199.53

2006:	First Quarter	$232.29	200.00
	Second Quarter	239.65	209.00
	Third Quarter	237.36	222.59
	Fourth Quarter	243.00	224.05

Equity Security Holders

The number of stockholders of record on March 10, 2008 was as follows:

Class A Common Stock	4,512
Class B Common Stock	2

Dividends

During 2007, the Company paid cash dividends on its Class A and Class B common stock in the amounts of $1,232,037 and $36,000, respectively.  During 2006, the Company paid cash dividends on its Class A and Class B common stock in the amounts of $1,231,497 and $36,000, respectively.  Payment of dividends is within the discretion of the Company’s Board of Directors.  The Company’s general policy is to reinvest earnings internally to finance the development of new business.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has one equity compensation plan that was approved by security holders.  Under the plan, 94,984 shares of the Company’s Class A common stock may be issued upon exercise of the outstanding options at December 31, 2007.  The weighted average exercise price of the outstanding options is $128.47 per option.  Excluding the outstanding options, 27,668 shares of the common stock remain available for future issuance under the plan at December 31, 2007.  The Company has no equity compensation plans that have not been approved by security holders.

Performance Graph

The following graph compares the change in the Company's cumulative total stockholder return on its common stock with the NASDAQ - U.S. Companies Index and the NASDAQ Insurance Stock Index. The graph assumes that the value of the Company's common stock and each index was $100 at December 31, 2002, and that all dividends were reinvested.

Issuer Purchases of Equity Securities

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

During the months ended November and December 2007, the Company purchased 200 shares and 400 shares from option holders at an average price of $202.92 and $207.37, respectively.  These purchased shares are reported in the Company's condensed consolidated financial statements as authorized and unissued.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following five-year financial summary includes comparative amounts derived from the audited consolidated financial statements.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands except per share amounts)
Earnings Information:
Revenues:
Life and annuity premiums	$19,513	15,805	14,602	14,025	13,916
Universal life and annuity contract
revenues	119,677	106,320	96,765	89,513	80,964
Net investment income	318,137	379,768	310,213	315,843	298,974
Other income	13,683	17,304	9,579	11,259	7,061
Realized gains (losses) on
investments	3,497	2,662	9,884	3,506	(1,647)
Total revenues	474,507	521,859	441,043	434,146	399,268
Benefits and expenses:
Life and other policy benefits	41,326	35,241	39,162	34,613	37,180
Amortization of deferred policy
acquisition costs	88,413	90,358	87,955	88,733	53,829
Universal life and investment
annuity contract interest	164,391	213,736	150,692	173,315	176,374
Other operating expenses	55,130	65,709	46,349	35,441	48,776
Total expenses	349,260	405,044	324,158	332,102	316,159
Earnings before Federal income taxes
and cumulative effect of change in
accounting principle	125,247	116,815	116,885	102,044	83,109
Federal income taxes	39,876	40,472	39,618	34,572	27,327
Earnings before cumulative effect of
change in accounting principle	85,371	76,343	77,267	67,472	55,782
Cumulative effect of change in
accounting principle, net of tax	-	-	-	54,697	-
Net earnings	$85,371	76,343	77,267	122,169	55,782

Diluted Earnings Per Share:
Earnings from operations:
Class A	$23.95	21.46	21.83	19.26	16.10
Class B	$12.12	10.84	11.00	9.68	8.09
Cumulative effect of change in
accounting principle:
Class A	$-	-	-	15.61	-
Class B	$-	-	-	7.85	-
Net earnings:
Class A	$23.95	21.46	21.83	34.87	16.10
Class B	$12.12	10.84	11.00	17.53	8.09

Balance Sheet Information:
Total assets	$6,835,326	6,693,443	6,369,008	5,991,685	5,297,720

Total liabilities	$5,823,641	5,760,459	5,495,000	5,183,013	4,617,862

Stockholders’ equity	$1,011,685	932,984	874,008	808,672	679,858

Book value per common share	$279.29	257.67	241.89	225.62	191.69

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

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three years ended December 31, 2007 follows.  This discussion should be read in conjunction with the Company’s consolidated financial statements and related notes beginning on page 76 of this report.

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

The Company monitors these factors continually as key business indicators.  The discussion that follows in this Item includes these indicators and presents information useful to an overall understanding of the Company’s business performance in 2007, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

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

Deferred Sales Inducements.  Costs related to sales inducements offered on sales to new customers, principally on investment type contracts and primarily in the form of additional credits to the customer’s account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts, are deferred and recorded as other assets.  All other sales inducements are expensed as incurred and included in interest credited to contract holders’ funds.  Deferred sales inducements are amortized to income using the same methodology and assumptions as DAC, and are included in interest credited to contract holders’ funds.  Deferred sales inducements are periodically reviewed for recoverability.  See the discussion of the adoption of Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts on page 44 of this report.

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

Pension Plans and Other Postretirement Benefits.  The Company sponsors a qualified defined benefit pension plan, which was frozen effective December 31, 2007, covering substantially all employees and three nonqualified defined benefit plans covering certain senior officers.  In addition, the Company also has postretirement health care benefits for certain senior officers.  In accordance with prescribed accounting standards, the Company annually reviews plan assumptions.

The Company annually reviews its pension benefit plan assumptions which include the discount rate, the expected long-term rate of return on plan assets, and the compensation increase rate.  The assumed discount rate is set based on the rates of return on high quality long-term fixed income investments currently available and expected to be available during the period to maturity of the pension benefits.  The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on long-term investment policy of the plans and the various classes of the invested funds, based on the input of the plan’s investment advisors and consulting actuary and the plan’s historic rate of return.  The compensation rate increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation.  The freeze ceased future benefit accruals to all participants and closed the Plan to any new participants. In addition, all participants became immediately 100% vested in their accrued benefits as of that date.

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

Share-Based Payments.  Liability awards under a share-based payment arrangement have been measured based on the award's fair value at the reporting date.  The Black-Scholes valuation method has been used to estimate the fair value of the options.  This fair value calculation of the options include assumptions relative to the following:

•	exercise price
•	expected term based on contractual term and perceived future behavior relative to exercise
•	current price
•	expected volatility
•	risk-free interest rates
•	expected dividends

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Universal life and annuity contract revenues	$119,677	106,320	96,765
Traditional life and annuity premiums	19,513	15,805	14,602
Net investment income (excluding derivatives)	334,799	336,489	321,201
Other income	13,683	17,304	9,579

Operating revenues	487,672	475,918	442,147
Derivative income (loss)	(16,662)	43,279	(10,988)
Realized gains on investments	3,497	2,662	9,884

Total revenues	$474,507	521,859	441,043

Universal life and annuity contract revenues – Revenues for universal life and annuity contract revenues increased 12.6% in 2007 compared to 2006.  Revenues for these products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums.  Cost of insurance charges were $74.3 million in 2007 compared to $67.7 million in 2006, and $63.3 million in 2005.  Administrative charges were $20.9 million, $17.1 million, and $15.0 million for the years ended December 31, 2007, 2006, and 2005, respectively.  Surrender charges assessed against policyholder account balances upon withdrawal were $33.4 million, in 2007 compared to $28.7 million in 2006 and $25.1 million in 2005.

Traditional life and annuity premiums – Traditional life and annuity premiums increased 23.5% in 2007 compared to 2006.  Increasing life sales has been a strategic focus over the past several years.  Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period.

Net investment income - A detail of net investment income is provided below.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Gross investment income:
Debt securities	$309,708	306,129	293,502
Mortgage loans	8,513	8,480	9,676
Policy loans	6,302	6,354	6,409
Short-term investments	7,059	3,118	1,416
Other investment income	6,087	15,289	12,559

Total investment income	337,669	339,370	323,562
Investment expenses	2,870	2,881	2,361

Net investment income
(excluding derivatives)	334,799	336,489	321,201

Derivative income (loss)	(16,662)	43,279	(10,988)

Net investment income	$318,137	379,768	310,213

Investment grade debt securities generated approximately 92.5% of total investment income, excluding derivatives in 2007.  Short-term investments contributed $7.1 million, $3.1 million, and $1.4 million for the years ended 2007, 2006, and 2005, respectively.  The significant increase relative to short-term investment income in 2007 is attributable to higher asset holdings in these investments compared to prior years.  Other investment income for 2007 includes $0.9 million related to income received on various profit participation arrangements compared to $1.2 million recorded in 2006 and $2.8 million recorded in 2005. In addition, proceeds of $4.3 million were received in 2006 from a class action settlement on a disposed debt security.

Net investment income performance is analyzed excluding derivative income (loss), which is a common practice in the insurance industry, in order to assess underlying profitability and results from ongoing operations.  Net investment income performance is summarized as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands except percentages)
Excluding derivatives:
Net investment income	$334,799	336,489	321,201
Average invested assets, at amortized cost	$5,732,212	5,514,196	5,205,983
Yield on average invested assets	5.84%	6.10%	6.17%

Including derivatives:
Net investment income	$318,137	379,768	310,213
Average invested assets, at amortized cost	$5,789,502	5,548,266	5,252,259
Yield on average invested assets	5.50%	6.84%	5.91%

The average invested asset decline in yield is due to the overall interest rate level decline and the Company obtaining lower yields on newly invested funds as well as prepayments, calls, and maturities of debt securities reinvested at lower rates.  The additional income recognized from the other invested assets in 2006 and 2005, as previously discussed, also contributes to a higher yield for those years.  Refer to the Derivatives discussion following this section for a more detailed explanation.

Other income - Other income revenues consists primarily of gross income associated with nursing home operations of $12.6 million, $11.2 million, and $8.9 million in 2007, 2006, and 2005, respectively.  In addition, the Company received $0.5 million and $5.5 million related to lawsuit settlements during 2007 and 2006.

Derivatives income (loss) - Index options are derivative financial instruments used to fully hedge the equity return component of the Company’s equity-indexed products, which were first introduced for sale in 1997.  In 2002, the Company began selling an equity-indexed universal life product in addition to its fixed indexed annuities.  Any income or loss from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income. However, increases or decreases in income from these options are substantially offset by corresponding increases or decreases in amounts credited to indexed annuity and life policyholders.

Income and losses from index options are due to market conditions.  Index options are intended to act as hedges to match the returns on the S&P 500 Index® and the rise or decline in this index causes index option values to likewise rise or decline. While income from index options fluctuates with the index, the contract interest expense to policyholder accounts for the Company’s equity-indexed products also fluctuates in a similar manner and direction.  In 2007 and 2005, the S&P 500 Index® decreased resulting in index option losses and a reduction in contract interest expenses.  In 2006, the S&P 500 Index® increased and the Company recorded income from index options and likewise increased contract interest expenses.

Derivative components included in net investment income and the corresponding contract interest amounts are detailed below.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Derivatives:
Unrealized income (loss)	$(56,204)	27,108	(9,579)
Realized income (loss)	39,542	16,171	(1,409)

Total income (loss) included in net investment income	$(16,662)	43,279	(10,988)

Total contract interest	$164,391	213,736	150,692

Realized gains on investments - The net gains reported in 2007 of $3.5 million consisted of gross gains of $5.4 million primarily from calls and sales of debt securities, (including a $3.7 million gain recorded on a previously impaired debt security), sale of real estate during the year, offset by gross losses of $1.9 million, which includes the impairments highlighted in the table below.

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

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Impairment or valuation writedowns:
Bonds	$67	99	1,926
Mortgage loans	1,467	2,100	-

The mortgage loan valuation writedown in 2007 and 2006 involves a New Orleans property whose value was negatively impacted by Hurricane Katrina.

Benefits and Expenses. The following details benefits and expenses.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Life and other policy benefits	$41,326	35,241	39,162
Amortization of deferred policy acquisition costs	88,413	90,358	87,955
Universal life and annuity contract interest	164,391	213,736	150,692
Other operating expenses	55,130	65,709	46,349

Totals	$349,260	405,044	324,158

Life and other policy benefits - Life and other policy benefits reflect death claims of $28.5 million, $26.2 million, and $30.0 million for 2007, 2006, and 2005, respectively.

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

Amortization of deferred policy acquisition costs decreased to $88.4 million for the year ended December 31, 2007 compared to $90.4 million and $88.0 million reported in 2006 and 2005.  An unlocking adjustment was recorded in the current year which resulted in a decrease of amortization by $8.6 million.  This unlocking adjustment was based upon changes to (1) future mortality assumptions reflecting current experience studies and (2) future cost of insurance rate assumptions based on company changes to future cost of insurance rate changes.  In addition, a true-up adjustment was also recorded at December 2007 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year’s experience resulting in a $2.7 million decrease in amortization.  Amortization for 2006 includes a true-up adjustment relative to partial surrenders, mortality assumptions, annuitizations, credited rates and earned rates which increased amortization in that year by approximately $4.3 million.  There was a similar adjustment in 2005 relative to amortization assumptions that resulted in increased amortization for that year.

In accordance with the newly adopted SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, ("SOP 05-1") the Company’s amortization of these deferred policy acquisition costs is expected to increase in 2007 and in the future.  Under this pronouncement, annuitizations and certain internal replacements of contracts result in the associated unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets being written off.

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

The Company's approximated average credited rates are as follows:

	December 31,			December 31,
	2007	2006	2005	2007	2006	2005
	(Excluding equity-indexed products)			(Including equity-indexed products)

Annuity	3.41%	3.39%	3.59%	2.84%	3.86%	2.86%
Interest sensitive life	3.23%	4.30%	4.94%	4.30%	5.41%	4.63%

Contract interest also includes the performance of the derivative component of the Company's equity-indexed products. As previously noted, the recent market performance of these derivative features decreased contract interest expense in 2007 and 2005, while, also decreasing the Company's investment income given the hedge nature of the options.  During 2006, the reverse was noted, as the S&P 500 Index® performance was up resulting in higher investment income and contract interest expense.  With these credited rates, the Company generally realized its targeted interest spread on its products.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, and expenses of nursing home operations.  Nursing home expenses amounted to $11.0 million, $10.2 million, and $7.6 million in 2007, 2006, and 2005, respectively.  Compensation costs related to stock options totaled negative $1.1 million in 2007 as a result of marking the options to fair value under the liability method of accounting.  In 2006, $13.1 million was recorded related to increase compensation costs resulting from a change to liability classification for the Company’s stock option plan.  Compensation costs related to stock options reported in 2005 totaled $0.9 million.

Federal Income Taxes. Federal income taxes on earnings from continuing operations for 2007, 2006, and 2005 reflect effective tax rates of 31.8%, 34.6%, and 33.9%, respectively, which are lower than the expected Federal rate of 35% primarily due to tax-exempt investment income related to investments in municipal securities and dividends-received deductions on income from stock investments.

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

Segment Operations

Summary of Segment Earnings

A summary of segment earnings from continuing operations for the years ended December 31, 2007, 2006, and 2005 is provided below.  The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)
Segment earnings:

2007	$342	20,179	56,299	6,278	83,098
2006	297	12,191	56,559	5,566	74,613
2005	2,809	13,559	47,915	6,559	70,842

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$25,879	22,731	22,172
Net investment income	18,863	20,462	19,958
Other income	41	29	35

Total premiums and other revenue	44,783	43,222	42,165

Benefits and expenses:
Life and other policy benefits	14,922	13,656	14,932
Amortization of deferred policy acquisition costs	7,998	7,313	5,798
Universal life insurance contract interest	9,463	9,168	8,842
Other operating expenses	11,898	12,630	8,349

Total benefits and expenses	44,281	42,767	37,921

Segment earnings before Federal income taxes	502	455	4,244

Federal income taxes	160	158	1,435

Segment earnings	$342	297	2,809

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

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Universal life insurance revenues	$23,028	18,286	16,322
Traditional life insurance premiums	6,629	6,906	7,392
Reinsurance premiums	(3,778)	(2,461)	(1,542)

Totals	$25,879	22,731	22,172

The Company’s premiums and contract revenues have increased 13.8% from 2006 as efforts have been made to promote domestic life products.  It is the Company's marketing plan to increase domestic life product sales through increased recruiting of new distribution and the development of new life insurance products.  The Company had approximately 5,600 contracted agents as of December 31, 2007.

In accordance with generally accepted accounting principles, premiums collected on universal life products are not reflected as revenues in the Company's consolidated statements of earnings.  Actual domestic universal life premiums are detailed below.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Universal life insurance:
First year and single premiums	$15,592	14,640	14,973
Renewal premiums	16,639	14,118	14,199

Totals	$32,231	28,758	29,172

Policy benefits totaled $14.9 million, $13.7 million, and $14.9 million in 2007, 2006, and 2005, respectively, which are consistent with Company expectations.  Net investment income decreased to $18.9 million in 2007 as compared to $20.5 million and $20.0 million in 2006 and 2005, respectively.  Other operating expense decreased in 2007 resulting from negative stock option compensation costs recorded under liability accounting.  The costs increased significantly in 2006 due to an increase in compensation costs resulting from the change to liability classification for the Company’s stock option plan.  Compensation costs totaled $0.3 million, $3.0 million, and $0.2 million in 2007, 2006, and 2005, respectively.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$88,782	78,005	70,379
Net investment income	24,690	28,530	23,123
Other income	126	78	75

Total premiums and other revenue	113,598	106,613	93,577

Benefits and expenses:
Life and other policy benefits	22,810	18,161	21,232
Amortization of deferred policy acquisition costs	24,959	23,075	20,389
Universal life insurance contract interest	20,993	25,675	18,118
Other operating expense	15,271	21,051	13,359

Total benefits and expenses	84,033	87,962	73,098

Segment earnings before Federal income taxes	29,565	18,651	20,479

Federal income taxes	9,386	6,460	6,920

Segment earnings	$20,179	12,191	13,559

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance.  A comparative detail of premiums and contract revenues is provided below.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Universal life insurance revenues	$85,633	78,008	72,010
Traditional life insurance premiums	15,692	11,027	9,201
Reinsurance premiums	(12,543)	(11,030)	(10,832)

Totals	$88,782	78,005	70,379

International operations have emphasized universal life policies over traditional life insurance products.  In accordance with generally accepted accounting principles, premiums collected on universal life products are not reflected as revenues in the Company's consolidated statements of earnings.  Actual international universal life premiums collected are detailed below.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Universal life insurance
First year and single premiums	$44,426	36,758	35,575
Renewal premiums	91,621	81,226	68,832

Totals	$136,047	117,984	104,407

The Company's international life operations have been a significant contributor to the Company's overall growth and represent a market niche where the Company believes it has a competitive advantage.  A productive agency force has been developed given the Company's longstanding reputation for supporting its international life products coupled with the instability of competing companies in international markets.  In particular, the Company has experienced sizable growth with its equity-indexed universal life products and has collected premiums of $76.8 million, $60.5 million, and $48.2 million for the years ended 2007, 2006, and 2005, respectively.

A detail of net investment income for international life insurance operations is provided below.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Net investment income
(excluding derivatives)	$26,752	25,893	23,896
Derivative income (loss)	(2,062)	2,637	(773)

Net investment income	$24,690	28,530	23,123

Derivative income and losses fluctuate from period to period based on the S&P 500 Index® performance.

Life and other policy benefits totaled $22.8 million in 2007, $18.2 million in 2006, and $21.2 million in 2005, which are consistent with Company expectations.  Amortization of deferred policy acquisition costs were $25.0 million, $23.1 million, and $20.4 million for 2007, 2006, and 2005, respectively.  The Company recorded an unlocking adjustment in 2007 totaling $9.0 million relative to improved mortality assumptions that results in an increase to the deferred asset balance and a decrease in amortization expense.  In addition, a true-up adjustment of $1.7 million was also recorded in 2007 resulting in a decrease to amortization.  Offsetting the decrease to amortization by the unlocking and true-up adjustments is an increase in amortization due primarily to the application of SOP 05-1 which requires the write-off of deferred balances on contracts that are considered substantially changed under this new guidance.  These balances were previously carried and amortized over the projected life of the contract.  In 2006, a true-up of amortization assumptions resulted in increased amortization of $1.0 million.  Contract interest expense was $20.1 million, $25.7 million, and $18.1 million, in 2007, 2006, and 2005, respectively.  The universal life contract interest fluctuations are primarily the result of the S&P 500 Index® performance relative to the equity-indexed universal life products and the associated stock market gains and losses which increased or decreased the amounts the Company credited to policyholders.

As the international life insurance in force continues to grow, the Company anticipates operating earnings to similarly increase. The amount of international life insurance in force has grown from $12.2 billion at December 31, 2005 to $13.3 billion at December 31, 2006 and to $14.8 billion at December 31, 2007.

Other operating expenses reported in 2007 were $15.3 million compared to $21.1 million and $13.4 million in 2006 and 2005.  The decrease in 2007 results from negative compensation costs related to stock options recorded under liability accounting.  The significant increase in 2006 is due to an increase in compensation costs resulting from the change to liability classification for the Company’s stock option plan.  Compensation costs totaled $0.4 million, $5.1 million, and $0.4 million in 2007, 2006, and 2005, respectively.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States.  Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales.  A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$24,529	21,389	18,816
Net investment income	266,953	323,326	258,485
Other income	920	5,950	588

Total premiums and other revenue	292,402	350,665	277,889

Benefits and expenses:
Life and other policy benefits	3,594	3,424	2,998
Amortization of deferred policy acquisition costs	55,456	59,970	61,768
Annuity contract interest	133,935	178,893	123,732
Other operating expenses	16,931	21,847	17,019

Total benefits and expenses	209,916	264,134	205,517

Segment earnings before Federal income taxes	82,486	86,531	72,372

Federal income taxes	26,187	29,972	24,457

Segment earnings	$56,299	56,559	47,915

Revenues from annuity operations primarily include surrender charges and recognition of deferred revenues relating to immediate or payout annuities.  A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Surrender charges	$20,238	17,260	15,271
Payout annuity and other revenues	4,263	4,098	3,511
Traditional annuity premiums	28	31	34

Totals	$24,529	21,389	18,816

In accordance with generally accepted accounting principles, deposits collected on annuity contracts are not reflected as revenues in the Company's consolidated statements of earnings.  Actual annuity deposits collected are detailed below.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Fixed indexed annuities	$316,848	303,613	298,227
Other deferred annuities	116,280	171,631	236,330
Immediate annuities	4,637	10,750	23,383

Totals	$437,765	485,994	557,940

Indexed products are more attractive for consumers when interest rate levels remain low as has been the market environment the past few years.  Fixed indexed annuity deposits as a percentage of total annuity deposits recorded were 72.4%, 62.5%, and 53.5% for the years ended December 31, 2007, 2006, and 2005, respectively.  Since the Company does not offer variable products or mutual funds, fixed indexed products provide an important alternative to the Company's existing fixed interest rate annuity products.

Other deferred annuity deposits decreased in 2007 compared to 2006 with $116.3 million recorded in collected deposits compared to $171.6 million, respectively.  These product sales have been trending lower over the past few years due to low interest rates and investor preferences.  As a selling inducement, many fixed-rate annuity products include a first year premium or interest rate bonus in addition to the base first year deposit interest rate.  These bonuses are credited to the policyholder account but are deferred by the Company and amortized over future periods. The amount deferred was approximately $20.8 million, $19.8 million, and $21.4 million for the years ended December 31, 2007, 2006, and 2005, respectively.

A detail of net investment income for annuity operations is provided below.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Net investment income
(excluding derivatives)	$281,553	282,684	268,700
Derivative income (loss)	(14,600)	40,642	(10,215)

Net investment income	$266,953	323,326	258,485

Derivative income and losses fluctuate from period to period based on the S&P 500 Index® performance.

As previously described, derivatives are used to hedge the equity return component of the Company's fixed indexed annuity products with any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, reflected in net investment income. The increase in net investment income, excluding derivatives from 2005, is due to the increase in the overall size of the asset portfolio as a result of higher sales volume.  Net investment income for 2006 included additional income from other income items as previously discussed.

The Company recorded an unlocking adjustment of $1.8 million and true-up adjustments of $3.3 million in 2007 resulting in decreased amortization of deferred acquisition costs.  A true-up of assumptions in 2006 resulted in increased amortization of deferred policy acquisition costs of $3.1 million.  Amortization of deferred policy acquisition costs in 2005 of $61.8 million includes an unlocking adjustment of $1.3 million relative to the future spreads on certain fixed indexed annuity products; modified surrender charges on certain annuities to reflect continuing lower new money rates; and reduced ultimate valuation rates for pay out on annuitization under all annuities.  These adjustments in 2005 resulted in a decrease to the deferred asset balance and an increase in amortization in that year.

The Company is required to periodically adjust for actual experience that varies from that assumed. While management does not currently anticipate any impact from unlocking in 2008, facts and circumstances may arise in the future which require that the factors be reexamined.

Annuity contract interest includes the equity component return associated with the Company's fixed indexed annuities. The detail of fixed indexed annuity contract interest compared to contract interest for all other annuities is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Fixed indexed annuities	$50,743	88,094	28,224
All other annuities	94,632	101,619	110,165

Gross contract interest	145,375	189,713	138,389
Bonus interest deferred and capitalized	(20,796)	(19,700)	(21,200)
Bonus interest amortization	9,356	8,880	6,543

Total contract interest	$133,935	178,893	123,732

In comparison by year, the fluctuation in reported contract interest amounts for fixed indexed annuities is due to sales and the effect of the positive or negative performance of the stock market on option values as noted previously.  As previously noted, contract interest reflects variations due to the S&P 500 Index® performance relative to the fair value of fixed indexed products.

Other operating expenses totaled $16.9 million in 2007 compared to $21.8 million in 2006.  The decrease in 2007 results from negative compensation costs recorded under liability accounting in the current year.  The 2006 expense reflects an increase of $5.0 million due to increased compensation costs on stock options resulting from the change to liability classification for the Company’s plan. Compensation costs were $0.4 million in 2007 and 2005.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations.  However, the Company also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries.  Most of the income from the Company's subsidiaries is from a life interest in a trust.  Gross income distributions from the trust totaled $4.1 million, pre-tax, in 2007 and $4.5 million and $3.9 million in 2006 and 2005, respectively.

The Company acquired a nursing home facility, which opened in late July, 2000 and is operated by an affiliated limited partnership, whose financial operating results are consolidated with those of the Company. Daily operations and management of the nursing home are performed by an experienced management company through a contract with the limited partnership. Nursing home operations generated $1.6 million, $1.0 million, and $1.3 million of operating earnings in 2007, 2006, and 2005, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the careful handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of December 31, 2007 and 2006.  The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.

	2007		2006
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

Debt securities	$5,659,604	95.9	$5,484,799	94.7
Mortgage loans	99,033	1.7	103,325	1.8
Policy loans	83,772	1.4	86,856	1.5
Derivatives	25,907	0.4	72,012	1.2
Equity securities	19,713	0.3	21,203	0.4
Real estate	11,994	0.2	12,113	0.2
Other	4,568	0.1	10,709	0.2

Totals	$5,904,591	100.0	$5,791,017	100.0
Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. government agency pass-through securities and collateralized mortgage obligations ("CMO").  As of December 31, 2007 and 2006, the Company's debt securities portfolio consisted of the following:

	2007		2006
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

Corporate	$2,429,753	43.0	$2,384,762	43.5
Mortgage-backed securities	1,909,405	33.7	1,817,532	33.1
Public utilities	689,447	12.2	623,649	11.4
U.S. government/agencies	431,303	7.6	447,573	8.2
Asset-backed securities	107,019	1.9	122,101	2.2
States & political subdivisions	61,794	1.1	58,627	1.1
Foreign governments	30,883	0.5	30,555	0.5

Totals	$5,659,604	100.0	$5,484,799	100.0

The Company's investment guidelines prescribe limitations as a percent of the total investment portfolio by type of security and all holdings were within these threshold limits at December 31, 2007 and 2006.  Because the Company's holdings of mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing primarily in collateralized mortgage obligations, which have more predictable cash flow patterns than pass-through securities.  These securities, known as planned amortization class I ("PAC I"), very accurately defined maturity ("VADM") and sequential tranches are designed to amortize in a more predictable manner than other CMO classes or pass-throughs.  The Company does not purchase tranches, such as PAC II and support tranches, that subject the portfolio to greater than average prepayment risk.  Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

Due to recent negative news relative to the mortgage industry and in particular subprime mortgages the Company has included detailed information below related to the exposure at December 31, 2007 in the debt securities portfolio.  The Company holds approximately $107.0 million in asset-backed securities at December 31, 2007.  This portfolio includes $52.7 million of manufactured housing bonds and $54.3 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (CBOs), collateralized debt obligations (CDOs), or collateralized loan obligations (CLOs). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The mortgage-backed portfolio includes one Alt-A security with a carrying value of $4.7 million.  The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The average FICO for an Alt-A borrower is approximately 715 compared to a score of 730 for a jumbo prime borrower.  The Company’s exposure to the Alt-A and subprime sectors is limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans.  The asset-backed portfolio includes thirteen subprime securities, totaling $54.7 million.  The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities.  All of the loans classified as Alt-A or subprime in the Company’s portfolio as of December 31, 2007 were underwritten prior to 2005 as noted in the table below.

Investment	December 31, 2007		December 31, 2006
Origination Year	Carrying Value	Market Value	Carrying Value	Market Value
	(In thousands)

Subprime:
1998	$14,026	14,045	16,426	16,471
2002	1,312	1,290	1,833	1,847
2003	7,761	7,232	7,963	8,014
2004	31,186	30,278	31,728	31,317

Subtotal subprime	$54,285	52,845	57,950	57,649

Alt A:
2004	$4,665	4,665	4,837	4,837

As of December 31, 2007, all of the subprime securities were rated AAA. Seven of the thirteen subprime securities owned by the Company were wrapped by bond insurers in order to provide additional credit enhancement. These insurers were AMBAC Assurance Corporation, MBIA Insurance Corporation, and Financial Guaranty Insurance Company (FGIC).  Subsequent to December 31, 2007, FGIC’s rating was downgraded by Moody’s Rating Service, which also caused the two subprime bonds that were insured by FGIC to be downgraded.  Both of the securities insured by FGIC retained investment grade ratings and the rest of the subprime and Alt-A securities remained AAA-rated.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities.  Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks.  This emphasis is reflected in the high average credit rating of the Company's portfolio with 98.2% held in investment grade securities.  In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P®.

	2007		2006
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

AAA and U.S. government	$2,564,975	45.3	$2,485,122	45.3
AA	301,469	5.3	284,965	5.2
A	1,399,581	24.7	1,330,980	24.3
BBB	1,293,358	22.9	1,237,151	22.5
BB and other below investment grade	100,221	1.8	146,581	2.7

Totals	$5,659,604	100.0	$5,484,799	100.0

National Western does not purchase below investment grade securities.  Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are summarized below.

	Below Investment Grade Debt Securities
				% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets
	(In thousands except percentages)

December 31, 2007	$105,067	100,221	97,618	1.7%

December 31, 2006	$145,858	146,581	146,170	2.5%

As of December 31, 2007, the Company's percentage of below investment grade securities compared to total invested assets totaled 1.7%.  The decrease from 2006 is primarily due to principal payments received and settlements from bankruptcy proceedings as well as sales, tenders and a maturity.  The Company's holdings of below investment grade securities as a percentage of total invested assets is relatively small compared to industry averages.

Holdings in below investment grade securities by category as of December 31, 2007 are summarized below, including 2006 fair values for comparison. The Company is continually monitoring developments in these industries that may affect security valuation issues.

	Below Investment Grade Debt Securities
	Amortized	Carrying	Fair	Fair
	Cost	Value	Value	Value
Industry Category	2007	2007	2007	2006
	(In thousands)

Retail	$21,968	21,604	21,597	21,723
Telecommunications	19,998	17,244	17,244	17,999
Medical	13,000	12,606	11,960	12,481
Utilities/energy	12,415	12,416	12,332	13,888
Asset-backed	11,273	11,273	10,321	10,683
Auto finance	6,146	6,146	5,144	6,200
Manufacturing	5,493	5,493	5,581	5,466
Transportation	2,288	2,757	2,757	3,089
Other	12,486	10,682	10,682	10,467
Totals
	$105,067	100,221	97,618	101,996

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

The Company is closely monitoring its other below investment grade holdings by reviewing investment performance indicators, including information such as issuer operating performance, debt ratings, analyst reports and other economic factors that may affect these specific investments.  While additional losses are not currently anticipated based on the existing status and condition of these securities, continued credit deterioration of some securities is possible, which may result in further writedowns.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity.  The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities.  Of the remaining two categories, available for sale and held to maturity, the Company makes a determination as to which category based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at December 31, 2007, approximately 33.5% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale.  These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)
	(In thousands)
Securities held to maturity:
Debt securities	$3,774,193	3,778,603	(4,410)
Securities available for sale:
Debt securities	1,881,001	1,892,224	(11,223)
Equity securities	19,713	12,301	7,412

Totals	$5,674,907	5,683,128	(8,221)

In accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company may under certain conditions transfer a debt security from held to maturity to available for sale.  No transfers were made in 2007 or 2006.  During 2007, one security was sold from the held to maturity portfolio due to credit deterioration, with an amortized cost of $5.2 million, resulting in a minimal realized gain.  No held to maturity sales were made during 2006.  During 2005, two securities were sold from the held to maturity portfolio due to credit deterioration with an amortized cost of $10.0 million resulting in a realized gain of $0.9 million.

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

The Company held net investments in mortgage loans totaling $99.0 million and $103.3 million at December 31, 2007 and 2006, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	2007		2006

Geographic Region:	Amount	%	Amount	%
	(In thousands)		(In thousands)

West South Central	$62,160	62.8	$68,528	66.3
East North Central	11,572	11.7	6,042	5.8
Pacific	9,970	10.1	10,684	10.3
Mountain	8,240	8.3	10,787	10.5
South Atlantic	4,590	4.6	4,718	4.6
All other	2,501	2.5	2,566	2.5

Totals	$99,033	100.0	$103,325	100.0

	2007		2006

Property Type:	Amount	%	Amount	%
	(In thousands)		(In thousands)

Retail	$71,893	72.6	$70,922	68.7
Office	16,721	16.9	22,730	22.0
Hotel/Motel	6,490	6.5	6,649	6.4
Land/Lots	3,923	4.0	3,015	2.9
All other	6	-	9	-

Totals	$99,033	100.0	$103,325	100.0

The Company does not recognize interest income on loans past due ninety days or more.  At December 31, 2007 and 2006, the Company had two mortgage loans past due six months or more with the principal balance totaling $7.0 million for both years.  Interest income not recognized for past due loans totaled approximately $0.4 million in 2007 and 2006.

The contractual maturities of mortgage loan principal balances at December 31, 2007 are as follows:

Principal Due
(In thousands)

Due in one year or less	$1,233
Due after one year through five years	54,937
Due after five years through ten years	39,001
Due after ten years through fifteen years	7,980
Due after fifteen years	-

Total	$103,151

In the fourth quarter of 2006, a valuation loss of $2.1 million was recorded and in 2007, an additional allowance of $1.5 million was recorded related to one mortgage loan based on information which indicated that the Company may not collect all amounts in accordance with the mortgage agreement. While the Company closely manages its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

The Company's real estate investments totaled approximately $12.0 million and $12.1 million at December 31, 2007 and 2006, respectively, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of the Company.  The Company recognized operating income on these properties of approximately $1.0 million, $0.8 million, and $1.0 million for the years ended December 31, 2007, 2006, and 2005, respectively.  The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment gains of $0.2 million, $0.6 million, and $6.7 million in 2007, 2006, and 2005, respectively associated with these properties.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	December 31,
	2007		2006
	(In thousands except percentages)

Debt securities - fair value	$5,655,194		5,448,990
Debt securities - amortized cost	$5,670,827		5,498,461

Fair value as a percentage of amortized cost	99.72%		99.10%
Unrealized losses at year-end	$(15,633)		(49,471)
Ten-year U.S. Treasury bond - increase (decrease)
in yield for the year	(0.68	) %	0.31%

	Unrealized Losses
	Net Balance at	Net Balance at
	December 31,	December 31,	Change in
	2007	2006	Net Balance
	(In thousands)

Debt securities held to maturity	$(4,410)	(35,809)	31,399
Debt securities available for sale	(11,223)	(13,662)	2,439

Totals	$(15,633)	(49,471)	33,838

Changes in interest rates typically have a significant impact on the fair values of the Company's debt securities.  During 2007, market interest rates of the ten-year U.S. Treasury bond decreased 68 basis points from year end 2006 resulting in a decrease in the unrealized loss balance of $33.8 million on a portfolio of approximately $5.7 billion.  This amount is reasonable based upon the current market factors and the current investment portfolio characteristics.  The Company would expect similar results in the future from a significant upward or downward movement in market rates.  However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's financial results.

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

	Fair Values of Assets
	Changes in Interest Rates in Basis Points
	-100	0	+ 100	+ 200	+ 300
	(In thousands)

Debt and equity securities	$5,928,446	5,674,907	5,379,307	5,072,729	4,779,155
Mortgage loans	104,093	100,786	97,658	94,696	91,889
Policy loans	108,017	117,958	99,354	91,763	85,079
Other loans	2,396	2,383	2,369	2,356	2,343
Derivatives	25,180	25,907	26,639	27,385	28,142

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

Mortgage and other loans were modeled by discounting scheduled cash flows through the scheduled maturities of the loans, starting with interest rates currently being offered for similar loans to borrowers with similar credit ratings.  Policy loans were modeled by discounting estimated cash flows using U.S. Treasury Bill interest rates as the base rates at December 31, 2007. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts and incorporate both Company experience and mortality assumptions associated with such contracts.

In addition to the securities analyzed above, the Company invests in index options which are derivative financial instruments used to hedge the equity return component of the Company's indexed annuity and life products.  The values of these options are primarily impacted by equity price risk, as the options' fair values are dependent on the performance of the S&P 500 Index®. However, increases or decreases in investment returns from these options are substantially offset by corresponding increases or decreases in amounts paid to indexed policyholders, subject to minimum guaranteed policy interest rates.

The Company's market risk liabilities, which include policy liabilities for annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described.  As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of a 100 basis point decrease and increases in increments of 100 basis points in the U.S. Treasury yield curve as of December 31, 2007.  The potential impact on net earnings from these interest rate changes are summarized below.

	Changes in Interest Rates in Basis Points
	-100	+100	+200	+300
	(In thousands)

Impact on net earnings	$(996)	(782)	(1,966)	(4,166)

These estimated impacts in earnings are net of tax effects and the estimated effects of deferred policy acquisition costs.

The above described scenarios produce estimated changes in cash flows as well as cash flow reinvestment projections.  Estimated cash flows in the Company's model assume cash flow reinvestments which are representative of the Company's current investment strategy.  Calls and prepayments include scheduled maturities and those expected to occur which would benefit the security issuers.  Assumed policy surrenders consider differences and relationships between credited interest rates and market interest rates as well as surrender charges on individual policies.  The impact to earnings also includes the expected effects on amortization of deferred policy acquisition costs.  The model considers only annuity and supplemental contracts in force at December 31, 2007, and does not consider new product sales or the possible impact of interest rate changes on sales.

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

	December 31, 2007		December 31, 2006
		% of		% of
	Amount	Total	Amount	Total
	($ Amounts in thousands)

Not subject to discretionary withdrawal
provisions	$307,133	6.8%	$296,651	6.6%
Subject to discretionary withdrawal,
with adjustment:
With market value adjustment	1,368,899	30.6%	1,390,428	31.3%
At contract value less current
surrender charge of 5% or more	2,295,358	51.3%	2,216,531	49.9%

Subtotal	3,971,390	88.7%	3,903,610	87.8%
Subject to discretionary withdrawal at
contract value with no surrender charge
or surrender charge of less than 5%	506,247	11.3%	540,519	12.2%

Total annuity reserves and deposit
liabilities	$4,477,637	100.0%	$4,444,129	100.0%

The actual amounts paid by product line in connection with surrenders and withdrawals for the years ended December 31 are noted in the table below.

	2007	2006	2005
	(In thousands)
Product Line:
Traditional Life	$6,408	4,845	5,419
Universal Life	34,356	30,566	31,143
Annuities	435,800	363,407	303,747

Total	$476,564	398,818	340,309

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $258 million, $224 million, and $201 million in 2007, 2006, and 2005, respectively.  The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $518 million, $399 million, and $485 million in 2007, 2006, and 2005, respectively. Cash flows from security maturities, redemptions, and prepayments were relatively higher over the last three years due to the decline in interest rates.  These cash flow items could be reduced if interest rates rise in 2008. Net cash flows from the Company's universal life and annuity deposit product operations totaled inflows (outflows) of $(93) million, $25 million, and $153 million in 2007, 2006, and 2005, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of December 31, 2007, the Company had commitments of approximately $8.1 million which were approved by the Company's Board of Directors for the construction of a nursing home facility in Central Texas.  The construction of the new facility began in 2007.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

It is Company practice to not enter into off-balance sheet arrangements or to issue guarantees to third parties, other than in the normal course of issuing insurance contracts.  Commitments related to insurance products sold are reflected as liabilities for future policy benefits.  Insurance contracts guarantee certain performances by the Company.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment due by Period

		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating lease obligations (1)	$2,023	846	1,177	-	-
Construction commitments	8,096	8,096	-	-	-
Life claims payable (2)	50,014	50,014	-	-	-
Other long-term reserve liabilities
reflected on the balance sheet
under GAAP (3)	6,910,276	649,040	1,105,566	1,342,661	3,813,009

Total	$6,970,409	707,996	1,106,743	1,342,661	3,813,009

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

(3)  Other long-term liabilities include estimated life and annuity obligations related to death claims, policy surrenders, policy withdrawals, maturities and annuity payments based on mortality, lapse, annuitization, and withdrawal assumptions consistent with the Company’s historical experience. These estimated life and annuity obligations are undiscounted projected cash outflows that assume interest crediting and market growth consistent with assumptions used in amortizing deferred acquisition costs. They do not include any offsets for future premiums or deposits. Other long-term liabilities also include determinable payout patterns related to immediate annuities. In contrast to this table, the majority of the Company’s liabilities for future obligations recorded on the consolidated balance sheet do not incorporate future credited interest and market growth. Therefore, the estimated life and annuity obligations presented in this table significantly exceed the life and annuity liabilities recorded in the reserves for future life and annuity obligations. Due to the significance of the assumptions used, the actual cash outflows will differ both in amount and timing, possibly materially, from these estimates.

ACCOUNTING STANDARDS AND CHANGES IN ACCOUNTING

Recently Issued Accounting Standards

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

In February of 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not currently anticipate an impact from adopting SFAS No. 159.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for entities that have equity investments that are not attributable directly to the parent, called noncontrolling interests or minority interests. Specifically, SFAS No. 160 states where and how to report noncontrolling interests in the consolidated statements of financial position and operations, how to account for changes in noncontrolling interests and provides disclosure requirements. The provisions of SFAS No. 160 are effective beginning January 1, 2009.  The Company is currently evaluating the impact that the adoption of this statement will have on the consolidated financial position, results of operations and disclosures.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  SFAS No. 141(R) establishes how an entity accounts for the identifiable assets acquired, liabilities assumed, and any noncontrolling interests acquired, how to account for goodwill acquired and determines what disclosures are required as part of a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, early adoption is prohibited. The Company is currently evaluating the impact that the adoption of this statement will have on the consolidated financial position, results of operations and disclosures.

Change in Accounting

In September 2005, the AICPA issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, which is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.  The Company has an impact related to the adoption of SOP 05-1 for contracts which have annuitized and relative to reinstatements of contracts in that the unamortized deferred acquisition costs and deferred sales inducement assets must be written-off at the time of annuitization and may not be continued related to reinstatements.  SOP 05-1 results in changes in assumptions relative to estimated gross profits which affects unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement balances as of the beginning of the year.  The effect of this SOP on beginning retained earnings as of January 1, 2007 was a decrease of $2.2 million, net of tax, as detailed below.

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

See Attachment A, Index to Financial Statements and Schedules, on page 76.

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

Management's Report on Internal Control Over Financial Reporting

The management of National Western Life Insurance Company ("Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  The Company's management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on the Company's assessment under this framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting change as the Company modifies and enhances its systems and processes to meet business needs.  Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.  While changes have taken place in internal controls during the quarter ended December 31, 2007, there have been no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
National Western Life Insurance Company:

We have audited National Western Life insurance Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). National Western Life Insurance Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion, included in the accompanying Management’s Report on Internal Control Over Financial Reporting on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, our audit included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, National Western Life Insurance Company, maintained in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Western Life Insurance Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Austin, Texas
March 17, 2008

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2007 which has not been previously reported.

PART III

ITEM 10. DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

The following information as of January 31, 2008, is furnished with respect to each director. All terms expire in June of 2008.

Name of Director	Principal Occupation During Last Five Years and Directorships	First Elected	Age

Robert L. Moody (1) (3)	Chairman of the Board and Chief Executive Officer of the Company	1963	72

Ross R. Moody (1) (3)	President and Chief Operating Officer of the Company	1981	45

Harry L. Edwards (4)	Retired; Former President and Chief Operating Officer of the Company, Austin, Texas	1969	86

Stephen E. Glasgow (2) (4)	Partner, G-2 Development, L.P. Austin, Texas	2004	45

E. Douglas McLeod	Director of Development, The Moody Foundation, Galveston, Texas	1979	66

Charles D. Milos (1) (3)	Senior Vice President of the Company	1981	62

Frances A. Moody-Dahlberg	Executive Director, The Moody Foundation, Dallas, Texas	1990	38

Russell S. Moody	Investments, League City, Texas	1988	46

Louis E. Pauls, Jr. (2)	President, Louis Pauls & Company; Investments, Galveston, Texas	1971	72

E. J. Pederson (2) (4)	Former Executive Vice President, The University of Texas Medical Branch, Galveston, Texas	1992	60

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

Audit Committee.  The Audit Committee of the Board of Directors consists of three non-employee directors.  The committee is primarily responsible for oversight of the Company’s financial statements and controls; assessing and ensuring the independence, qualifications and performance of the independent auditors; approving the independent auditor’s services and fees; reviewing and approving all related party transactions; overseeing and directing internal audit activities; reviewing the Company’s financial risk assessment process and ethical, legal, and regulatory compliance programs; and reviewing and approving the annual audited financial statements for the Company before issuance.  Mr. Louis E. Pauls, Jr. serves as Chairman of the Audit Committee.

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

Identification of Executive Officers

The following is a list of the Company's executive officers, their ages, and their positions and offices as of January 31, 2008.

Name of Officer	Age	Position (Year elected to position)

Robert L. Moody	72	Chairman of the Board and Chief Executive Officer (1963-1968, 1971-1980, 1981), Director

Ross R. Moody	45	President and Chief Operating Officer (1992), Director

Scott E. Arendale	64	Senior Vice President - International Marketing (2006)

Paul D. Facey	56	Senior Vice President - Chief Actuary (1992)

S. Christopher Johnson	39	Senior Vice President - Chief Marketing Officer (2006)

Charles D. Milos	62	Senior Vice President - Mortgage Loans and Real Estate (1990), Director

James P. Payne	63	Senior Vice President - Secretary (1998)

Brian M. Pribyl	49	Senior Vice President - Chief Financial & Administrative Officer and Treasurer (2001)

Patricia L. Scheuer	56	Senior Vice President - Chief Investment Officer (1992)

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

Elements of Executive Compensation

Officer compensation arrangements, including executive officers, are reviewed and approved annually by the Compensation Committee typically at its April meeting. The Compensation Committee focuses primarily on the following components in forming the total compensation package for each Company executive officer:

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

Base Salaries

To ensure that compensation levels are reasonably competitive with market rates, the Compensation Committee engages independent compensation consultants from time-to-time to conduct a survey of executive compensation in a defined group of companies comparable to the Company. The surveyed companies are selected based on similar products and product lines, comparable financial size in terms of assets and revenues, and other known competitive factors. This process was most recently completed during 2005 when the Compensation Committee retained two separate external compensation consultants to conduct an officer compensation review. While the primary focus of the survey was upon base salaries, the independent consultants were also asked to provide total compensation data for the various officer positions and levels in order to target current and future appropriate compensation levels. The Compensation Committee’s past practice has been to generally target base salaries between the 25th and 75th percentile range of the identified peer group.

At the time of filing this report on Form 10-K for the year ended December 31, 2007, the Company has again engaged independent compensation consultants (Towers Perrin) to update the work performed in 2005 following the same criteria and scope as was done at the time of previous study. Companies to be considered in the benchmarking process include, among others, American Equity Investment Life, American Fidelity Life, AVIVA, Best Meridian Insurance, Citizens Insurance Company, Lincoln National Life, Old Mutual Financial Network, Pan-American Life, and Sammons Financial Group. It is anticipated that the results of the independent compensation consultants’ study will be available to the members of the Compensation Committee for their April 2008 meeting.

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

The sum of the achieved bonus percentages for each metric, subject to a maximum aggregate percentage of 30%, is applied to the weighted average base salary for each participant to determine the earned bonus amount. The bonus determination under the program is subject to review by the Company’s independent auditors and the profitability metric is based upon the Company’s audited financial statements for the year. Bonus awards are generally paid in the year following the annual financial performance metrics concurrent with the completion of the Company’s audit of the year-end financial statements and approval of the award amounts by the Compensation Committee. Accordingly, the Executive Bonus payments in 2007 were primarily based upon the results achieved for 2006 financial performance metrics established by the Compensation Committee. The bonus percentage achieved under the program was 30% and 23% in 2007 and 2006, respectively.

Domestic Marketing Officer Bonus Program.  Participants in the Domestic Marketing Officer Bonus Program (“Domestic Bonus”) are all domestic marketing officers including assistant vice presidents, vice presidents, and the senior vice president (Mr. Chris Johnson). As these individuals are most able to influence the outcome of the Company’s financial performance in terms of sales, the program is heavily weighted toward this metric. The measures associated with this program include the Company’s annual sales performance, persistency of policies sold and expense management. These measures were incorporated into the program to award not only the amount of sales but the quality of sales and the management of the costs incurred to acquire the business sold. Unlike the Executive Bonus, the Domestic Bonus metrics assume a targeted level of performance or “par” level to which the Compensation Committee assigned a targeted bonus percentage in order to reflect a disproportionate weighting of the potential bonus award toward the sales metric. If the targeted level for each metric is attained, the sum of the metrics is equal to a bonus percentage of 100% which is applied to the weighted average base salary of each participant. The performance metrics set by the Compensation Committee equating to various bonus level percentages under the program are as follows:

Financial Performance Metric	Par Bonus Level	Bonus % Range

Sales	70%	0% to no limit
Persistency	15%	0% to 30%
Expense Management	15%	0% to 30%

The Domestic Bonus also differs from the Executive Bonus in that the bonus percentage is not subject to a cap and bonus amounts may be advanced quarterly based upon the year-to-date results achieved. Sales metric amounts under the program above the par level increase incrementally with an additional bonus percentage added for every increment of additional sales established by the Compensation Committee. However, if the aggregate sum of the three performance metrics exceeds 100%, the bonus award paid at the end of the calendar year is limited to 100% for each participant. The bonus percentage above 100% is applied to the weighted average base salaries of all participants to create a pool which is paid out to participants in the subsequent calendar year based upon the recommendation of the Domestic Marketing senior vice president and subject to approval by the President and Chief Operating Officer. The Domestic Bonus percentage achieved under the program was 64.5% and 100.5% in 2006 and 2007, respectively.

International Marketing Officer Bonus Program.  Participants in the International Marketing Officer Bonus Program (“International Bonus”) are all international marketing officers including assistant vice presidents, vice presidents, and the senior vice president (Mr. Scott Arendale). The International Bonus is identical in format to the Domestic Bonus with the exception that the metric targets established by the Compensation Committee are customized for the differences between the domestic and international lines of business. The weighting of the three performance metrics (annual sales, persistency of policies sold, expense management) is the same as in the Domestic Bonus and all other features are similarly administrated. The International Bonus percentage achieved under the program was 124.0% and 214.0% in 2006 and 2007, respectively.

Discretionary Bonus Awards

For officers who are not participants in any of three bonus programs, the Compensation Committee considers from time-to-time circumstances which merit the need to recognize outstanding performance in the form of a discretionary bonus. Although many of these situations may be deemed within the normal responsibilities of officers, the Compensation Committee on occasion may provide one-time recognition bonuses to identified officers where the demands of the situation and the results of the effort warrant such recognition. In 2006, total discretionary bonuses awarded to officers totaled $88,000 of which $75,000 was targeted to Mr. Charles Milos for his efforts involving the Company’s real estate and investment properties and subsidiary operations.  In 2007, none of the $14,500 total discretionary bonuses awarded to officers was paid to named executive officers.

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

Group Excess Benefit Plan

Company officers at the senior vice president level and above, as well as those hired or promoted to the vice president level prior to May 1, 2007, including named executive officers, are eligible to participate in a group excess benefit plan which supplements the Company’s core medical insurance plan. Administered by a third party insurer, the group excess benefit plan provides coverage for co-pays, deductibles and other out-of-pocket expenses not covered by the core medical insurance plan. Offering such a plan to the selected Company officer levels is viewed as a key component of the overall compensation strategy for attracting and retaining talented executive officers. The benefits provided to each named executive officer are reported in the “All Other Compensation Column” of the Summary Compensation Table included in this Item 11 of the report on Form 10-K.

Non-Qualified Defined Benefit Plan

This plan covers those officers of the Company who were in a senior vice president position or above prior to 1991. The plan provides retirement benefits to those individuals affected by the revisions to the Company’s qualified defined benefit pension plan precipitated by the limitations imposed by Internal Revenue Code Section 401(a)(17) and 415. As of December 31, 2007 and 2006, the active officers participating in this plan were Mr. Robert Moody and Mr. Charles Milos. Benefits associated with this plan are disclosed in the Pension Benefits table included in this Item 11 of the report on Form 10-K.

Non-Qualified Deferred Compensation Plan

This plan allows Company senior officers, including named executive officers, to defer payment of a percentage of their compensation and to provide for up to a 2% matching and 2% profit sharing contribution on plan compensation that exceeds certain qualified plan limits, and additional Company discretionary matching contribution of up to 2% of plan compensation. Company contributions are subject to a vesting schedule based upon the officer’s years of service. Benefit information associated with this plan is disclosed in the Non-Qualified Deferred Compensation table included in this Item 11 of the report on Form 10-K and Company contributions are included in the “All Other Compensation” column in the Summary Compensation Table.

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

National Western Life Insurance Company Retirement Bonus Program for Robert L. Moody

This program provides an annual payment to Mr. Robert L. Moody equal to 2% of his compensation. The payment made in 2008 related to 2007 compensation is reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table included with Item 11 of this report on Form 10-K.

Postretirement Benefits

The Company’s basic health plan and group excess benefit plan have a provision for individuals serving in the positions of Chairman of the Board or President for seven years or more subsequent to 1980 to continue to receive lifetime health benefits for themselves and their dependents upon retirement. Mr. Robert L. Moody, Mr. Harry L. Edwards, and Mr. Ross R. Moody, currently meet this eligibility criteria.

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

Tax and Accounting Treatment of Compensation

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for non-performance based compensation over $1 million paid in any one year to each of the individuals who were, at the end of the year, the corporation’s chief executive officer and the four other most highly compensated executive officers. Except for the Chairman and Chief Executive Officer of the Company, the levels of non-performance based salary, bonus and other compensation paid do not typically exceed this level. As an insurance company subject to the laws and regulations of the State of Colorado, the Company is currently exempt from the requirements of Section 162(m) of the Internal Revenue Code pursuant to Section 12(g)(2)(G) of the Securities Exchange Act of 1934 until such time as the Company completes a registration filing as a NASDAQ exchange listed registrant.

The Compensation Committee reserves the right to award compensation to executive officers that may not qualify under Section 162(m) as deductible compensation, however, it will continue to consider all elements of cost to the Company of providing such compensation, including the potential impact, if any, of Section 162(m).

The Company accounts for long-term incentive compensation in the form of stock options to executive officers under the rules set forth within SFAS No. 123(R) which requires the Company to estimate and expense each award of equity compensation over the service period of the award. Other accounting rules require that cash compensation be recorded as an expense at the time the obligation is accrued.

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

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth with the Company’s management. Based on its reviews and discussions, the Compensation Committee approved and recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this report on Form 10-K for the year ended December 31, 2007.

Members of the Compensation Committee

Harry L. Edwards (Chairman)
Stephen E. Glasgow
E. J. Pederson

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by, or paid to the Company’s principal executive officer, principal financial officer, and the three other highest paid executive officers for the years ended December 31, 2007 and 2006.

						Change in
						Pension
				Non-Equity		Value and
				Incentive		Nonqualified
				Plan		Deferred	All Other
Name and			Option	Compen-		Compensation	Compen-
Principal Position	Year	Salary (a)	Awards (b)	sation		Earnings (f)	sation (g)	Total

Robert L. Moody	2007	$1,588,653	$(259,064)	$495,251	(c)	$2,733,499	$686,181	$5,244,520
Chairman of the Board	2006	1,536,875	5,705,108	373,001		3,041,422	757,891	11,414,296
and Chief Executive
Officer

Brian M. Pribyl	2007	252,665	(13,538)	74,695	(c)	15,239	36,405	365,466
Senior Vice President,	2006	240,600	145,571	54,433		13,409	40,627	494,640
Chief Financial and
Administrative Officer

Ross R. Moody	2007	565,534	(238,177)	160,520	(c)	126,568	121,963	736,408
President and Chief	2006	550,925	2,870,250	118,903		14,951	74,171	3,629,200
Operating Officer

Scott E. Arendale	2007	150,050	5,445	178,101	(d)	33,595	17,570	384,761
Senior Vice President,	2006	117,456	123,872	117,085		25,853	12,354	396,620
International Marketing

S. Christopher Johnson	2007	150,200	-	150,234	(e)	-	45,169	345,603
Senior Vice President,	2006	40,385	-	42,917		-	35,319	118,621
Chief Marketing
Officer

Note: Columns with no data have been omitted.

(a)	The 2007 amounts in this column include Company and subsidiary Board of Director fees of $27,700 for Mr. Robert L. Moody, $3,250 for Mr. Pribyl, and $29,950 for Mr. Ross R. Moody.
(b)
The amounts in this column represent the dollar amount recognized for financial statement purposes in accordance with SFAS No. 123(R) for all stock options granted and outstanding. Negative amounts in this column result from recording the options at fair value under liability accounting.  For a discussion of the assumptions made in the valuation of these option awards, refer to the Notes to Consolidated Financial Statements section of this Annual Report on Form 10-K.

(c)
The amounts for Mr. Robert L. Moody, Mr. Ross R. Moody, and Mr. Pribyl represent bonuses earned under the 2007 Executive Officer Bonus Program.  Also included in Mr. Robert L. Moody’s amount is $27,373 representing the bonus earned under the NWLIC Retirement Bonus Program for Mr. Robert L. Moody.

(d)
The amount for Mr. Arendale represents the bonus earned, excluding pool amount, under the 2007 International Marketing Officer Bonus Program plus the pool amount under the 2006 International Marketing Officer Bonus Program paid during 2007.

(e)
The amount for Mr. Johnson represents the bonus earned, excluding pool amount, under the 2007 Domestic Marketing Officer Bonus Program, subject to a guaranteed minimum of $150,000 during his first year of employment with the Company.

(f)
The amounts in this column represent the change in the accumulated pension benefit under the Company’s qualified defined benefit plan for Messrs. Pribyl and Arendale and the change in the accumulated pension benefit under the Company’s qualified and non-qualified defined benefit plans for Messrs. Robert L. Moody and Ross R. Moody. For a discussion of the assumptions made in the calculation of these amounts, refer to the Notes to Consolidated Financial Statements section of this Annual Report on Form 10-K.

(g)	The amounts in this column include the items summarized in the following tables:

All Other Compensation

		Company	Excess	Company	Company				Total
		Paid	Benefit	Contributions	Paid				All Other
Name and		Benefit	Claims	To Savings	Taxes/		Other		Compen-
Principal Position	Year	Premiums (1)	Paid (2)	Plans (3)	Insurance		Perquisites		sation

Robert L. Moody	2007	$4,995	$2,021	$4,500	$669,135	(4)	$5,530	(6)	$686,181
Chairman of the	2006	4,391	48,850	4,400	667,775		32,475		757,891
Board and Chief
Executive Officer

Brian M. Pribyl	2007	8,040	10,499	15,435	-		2,431	(7)	36,405
Senior Vice President,	2006	7,206	15,023	14,661	-		3,737		40,627
Chief Financial and
Administrative
Officer

Ross R. Moody	2007	3,884	64,032	34,057	-		19,990	(8)	121,963
President and Chief	2006	3,540	5,649	32,980	-		32,002		74,171
Operating Officer

Scott E. Arendale	2007	4,943	-	9,297	-		3,330	(9)	17,570
Senior Vice President,	2006	4,314	-	6,412	-		1,628		12,354
International
Marketing

S. Christopher	2007	8,170	4,597	9,490	6,512	(5)	16,400	(10)	45,169
Johnson	2006	140	4,625	2,431	4,471		23,652		35,319
Senior Vice President,
Chief Marketing
Officer

(1)	The Company provides its officers additional compensation equivalent to the premiums for health, dental and accidental death and dismemberment coverage offered to all employees.
(2)	The amounts in this column represent claims paid under the Company’s Group Excess Benefit Program.
(3)
The amounts in this column represent company contributions to the Company’s qualified and non-qualified savings plans. The Company’s 401(k) plan is available to all employees with the same contribution criteria.

(4)
Mr. Robert L. Moody contributed a life interest in a trust estate to the Company as a capital contribution. The Company, in turn, issued term policies on the life of Mr. Moody in excess of the amount of the asset contributed which was assigned to Mr. Moody. Premiums paid on the excess amount of $425,235 in 2007, represent additional compensation to Mr. Moody. In addition, the Company reimburses Mr. Moody the applicable taxes associated with this benefit which were $243,900 in 2007.

(5)	The Company paid certain moving expenses in 2007 related to Mr. Johnson’s move to Austin. These reimbursements were grossed-up for applicable payroll taxes which are included in this column.
(6)	Mr. Robert Moody’s amounts in this column include $1,153 in miscellaneous travel and entertainment, $3,661 in membership dues and event tickets, and $716 in various other expense items.
(7)	Mr. Pribyl’s amounts in this column include $1,631 for guest travel on Company business trips and $800 in gifts.
(8)
Mr. Ross Moody’s amounts in this column include $7,225 for car usage, $2,026 in miscellaneous travel and entertainment, $4,505 in membership dues and event tickets, $2,530 for guest travel on Company business trips, $1,600 in gifts, $1,715 for personal tax return preparation, and $389 in various other expense items.

(9)	Mr. Arendale’s amounts in this column include $2,530 for guest travel on Company business trips and $800 in gifts.
(10)	Mr. Johnson’s amounts in this column include $15,600 in moving expense reimbursement and $800 in gifts.

Grants of Plan-Based Awards

The following table provides information regarding grants under the Company’s 2007 Executive Officer Bonus Program and International Marketing Officer Bonus Program for the executive officers named in the Summary Compensation Table. No stock options or equity awards were granted to the named executive officers during 2007.

	Estimated Future Payouts
	Under Non-Equity Incentive
	Plan Awards (a)
Name	Threshold	Target	Maximum (b)

Robert L. Moody
2007 Executive Officer Bonus Program:
International life sales	$31,192	$52,090	$77,980
Domestic life sales	31,192	51,934	77,980
Annuities sales	31,192	51,934	77,980
Expense management	93,576	155,959	187,151
Company profitability	93,576	155,959	187,151

Brian M. Pribyl
2007 Executive Officer Bonus Program:
International life sales	4,980	8,316	12,449
Domestic life sales	4,980	8,291	12,449
Annuities sales	4,980	8,291	12,449
Expense management	14,939	24,898	29,878
Company profitability	14,939	24,898	29,878

Ross R. Moody
2007 Executive Officer Bonus Program:
International life sales	10,701	17,871	26,753
Domestic life sales	10,701	17,818	26,753
Annuities sales	10,701	17,818	26,753
Expense management	32,104	53,507	64,208
Company profitability	32,104	53,507	64,208

Scott E. Arendale
2007 International Marketing Officer Bonus Program:
International life sales	30,000	105,000	unlimited
International life persistency	4,500	22,500	45,000
Expense management	4,500	22,500	45,000

S. Christopher Johnson
2007 Domestic Marketing Officer Bonus Program:
Domestic life sales	22,500	60,000	unlimited
Domestic annuities sales	7,500	45,000	unlimited
Domestic life persistency	2,250	11,250	22,500
Domestic annuities persistency	2,250	11,250	22,500
Expense management	4,500	22,500	45,000
Note: Columns with no data have been omitted.

(a)
Amounts that have been or are expected to be paid in 2008 pertaining to the 2007 programs are reflected in the Summary Compensation Table. The 2007 program bonus amounts are based upon the base salary actually paid during 2007.

(b)	Although the Executive Officer Bonus Program has stated maximums per program component, the aggregate bonus amount cannot exceed 30% of base salaries paid.

Outstanding Equity Awards at December 31, 2007

The following table provides information regarding outstanding stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2007. No stock options have been granted since 2004.

	Option Awards
		Number of
	Number of	Securities
	Securities	Underlying
	Underlying	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date

Robert L. Moody Grants:
4/20/2001	7,200	2,300	$92.130	4/20/2011
6/22/2001	1,000	-	95.000	6/22/2011
4/23/2004	4,000	16,000	150.000	4/23/2014
6/25/2004	600	400	150.000	6/25/2014

Brian M. Pribyl Grants:
4/20/2001	-	280	92.130	4/20/2011
4/23/2004	-	1,600	150.000	4/23/2014

Ross R. Moody Grants:
4/16/1998	4,630	-	105.250	4/16/2008
6/19/1998	1,000	-	112.375	6/19/2008
4/20/2001	3,900	2,100	92.130	4/20/2011
6/22/2001	1,000	-	95.000	6/22/2011
4/23/2004	2,000	8,000	150.000	4/23/2014
6/25/2004	600	400	150.000	6/25/2014

Scott E. Arendale Grants:
4/20/2001	-	140	92.130	4/20/2011
4/23/2004	-	600	150.000	4/23/2014

S. Christopher Johnson Grants:
None

Note: Columns with no data have been omitted.

Officer stock options vest 20% annually following three full years of service to the Company from the date of grant. Stock options granted to members of the Board of Directors vest 20% annually following one full year of service to the Company from the date of grant. Accordingly, the unexercisable options shown in the previous table are scheduled to vest during the following years:

					Total
	2008	2009	2010	2011	Unexercisable

Robert L. Moody
Grants:
4/20/2001	2,300	-	-	-	2,300
4/23/2004	4,000	4,000	4,000	4,000	16,000
6/25/2004 (director)	200	200	-	-	400

Brian M. Pribyl
Grants:
4/20/2001	280	-	-	-	280
4/23/2004	400	400	400	400	1,600

Ross R. Moody
Grants:
4/20/2001	2,100	-	-	-	2,100
4/23/2004	2,000	2,000	2,000	2,000	8,000
6/25/2004 (director)	200	200	-	-	400

Scott E. Arendale
Grants:
4/20/2001	140	-	-	-	140
4/23/2004	150	150	150	150	600

S. Christopher Johnson
Grants:
None

Option Exercises and Stock Vested

The following table sets forth information regarding option exercises by the executive officers named in the Summary Compensation Table for the year ended December 31, 2007. The Company does not have stock award plans with stock awards subject to vesting.

	Option Awards
	Number of
	Shares	Value Realized
Name	Exercised	on Exercise

Robert L. Moody	15,000	$2,093,785

Brian M. Pribyl	680	70,864

Ross R. Moody	5,500	902,305

Scott E. Arendale	290	42,322

S. Christopher Johnson	-	-

Note: Columns with no data have been omitted.

Pension Benefits

The following table provides information regarding benefits under the Company’s Pension Plan, Non-Qualified Defined Benefit Plan, Non-qualified Defined Benefit Plan for Robert L. Moody, and Non-Qualified Defined Benefit Plan for the President of National Western Life Insurance Company (NWLIC).

		Number of
		Years of	Present Value of	Payments
		Credited	Accumulated	During
Name	Plan Name	Service	Benefit	Last Fiscal Year

Robert L. Moody	NWLIC Pension Plan	44	$1,204,228	$151,540

	NWLIC Non-Qualified
	Defined Benefit Plan	44	5,595,258	713,258

	NWLIC Non-Qualified
	Defined Benefit Plan for
	Robert L. Moody	44	11,618,552	1,318,132

Brian M. Pribyl	NWLIC Pension Plan	7	71,898	-

Ross R. Moody	NWLIC Pension Plan	17	136,390	-

	Non-Qualified Defined
	Benefit Plan for the
	President of NWLIC	17	109,906	-

Scott E. Arendale	NWLIC Pension Plan	14	204,900	-

S. Christopher Johnson	NWLIC Pension Plan	-	-	-

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

(2)  1.5% of the participant's eligible compensation earned during each year of benefit service after December 31, 1990 and through December 31, 2007.

Annual pension benefits for those employees who become eligible participants on or subsequent to January 1, 1991, are generally calculated as 1.5% of their compensation earned during each year of benefit service through December 31, 2007.

On October 19, 2007, the Company’s Board of Directors approved an amendment to freeze the Pension Plan as of December 31, 2007.  The freeze ceased future benefit accruals to all participants and closed the Plan to any new participants. In addition, all participants became immediately 100% vested in their accrued benefits as of that date.  Using estimated assumptions the cumulative estimated minimum required contribution for the next five years is $2.1 million at which time the Plan is expected to be fully funded.  Future pension expense is projected to be minimal.

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

Non-Qualified Deferred Compensation

The following table provides information regarding the Company’s non-qualified deferred compensation plan for the executive officers named in the Summary Compensation Table as of December 31, 2007.

					Aggregate
	Executive	Registrant	Aggregate		Balance
	Contributions	Contributions	Earnings	Aggregate	at Last
	in Last	in Last	in Last	Withdrawals/	Fiscal
Name	Fiscal Year	Fiscal Year (a)	Fiscal Year (b)	Distributions	Year-End (c)

Robert L. Moody	$-	$-	$10,236	$60,681	$115,758

Brian M. Pribyl	10,290	6,435	7,858	-	123,455

Ross R. Moody	26,970	25,057	17,943	-	633,320

Scott E. Arendale	20,143	3,099	53	-	35,341

S. Christopher
Johnson	15,817	7,787	(760)	-	28,595

Note: Columns with no data have been omitted.

(a)	Registrant contributions are reflected in the “All Other Compensation” column in the Summary Compensation Table and are not additional earned compensation.
(b)	The investment options under the plan consist of a selection of mutual funds identical to those available to all employees through the 401(k) plan.
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

Director Compensation

The following table sets forth the compensation for 2007 for those individuals who served as members of the Company’s Board of Directors during 2007 (excluding named executive officers whose director compensation is included in the Summary Compensation Table).

			Change in
			Pension
			Value and
			Nonqualified
	Fees Earned		Deferred
	or Paid	Option	Compensation		All Other
Name	in Cash	Awards (a)	Earnings		Compensation		Total

Harry L. Edwards	$26,200	$5,337	$(20,588)	(b)	$8,052	(c)	$19,001

Stephen E. Glasgow	35,700	(15,725)	-		19,878	(d)	39,853

E. Douglas McLeod	25,200	(64,139)	-		1,256	(e)	(37,683)

Russell S. Moody	25,200	(7,444)	-		1,256	(e)	19,012

Frances A. Moody-Dahlberg	25,200	(64,139)	-		800	(f)	(38,139)

Louis E. Pauls Jr.	30,700	(59,401)	-		7,102	(g)	(21,599)

E. J. Pederson	30,700	(15,725)	-		1,256	(e)	16,231

Note: Columns with no data have been omitted.

(a)
The amounts in this column represent the dollar amount recognized for financial statement purposes in accordance with SFAS No. 123(R) for all stock options granted and outstanding.  Negative amounts in this column result from recording the options at fair value under liability accounting.  For a discussion of the assumptions made in the valuation of these option awards, refer to the Notes to Consolidated Financial Statements section of this Annual Report on Form 10-K.

(b)	The amount in this column for Mr. Edwards is negative due to his receiving current distributions.
(c)	The amount shown for Mr. Edwards includes $7,216 of claims paid under the Company’s Group Excess Benefit Plan, $800 in gifts, and $36 for the taxable value of supplemental life insurance coverage.
(d)
The amount shown for Mr. Glasgow includes $4,741 of claims paid under the Company’s Group Excess Benefit Plan, $14,337 for the taxable value of health and supplemental life coverage, and $800 in gifts.

(e)	The amounts shown for Messrs. McLeod, Russell S. Moody, and Pederson represent $456 for the taxable value of supplemental life coverage and $800 in gifts.
(f)	The amount shown for Ms. Moody-Dahlberg is $800 in gifts.
(g)	The amount shown for Mr. Pauls includes $488 of claims paid under the Company’s Group Excess Benefit Plan, $5,814 for the taxable value of health and supplemental life coverage, and $800 in gifts.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company’s Board of Directors is composed of Harry L. Edwards, Stephen E. Glasgow, and E. J. Pederson, none of whom were officers or employees of the Company during 2007. Mr. Edwards was formerly an officer of National Western Life Insurance Company.  Mr. Glasgow and Mr. Pederson currently meet the independent criteria in the NASDAQ listing standards and the regulations of the Securities and Exchange Commission.

During 2007, the following executive officers served as a Board of Director of the Company and/or one or more its subsidiaries as follows:

(1)	Mr. Robert L. Moody, Mr. Ross R. Moody, and Mr. Charles D. Milos served as directors and also served as officers and employees of National Western Life Insurance Company.
(2)
Mr. Ross Moody served as an officer and director of the Company's wholly-owned subsidiaries, The Westcap Corporation, NWL Investments, Inc., NWL Financial, Inc., NWL Services, Inc., Regent Care Limited Partner, Inc., and Regent Care Operations Limited Partner, Inc., served as an officer of Westcap Holdings, LLC, a limited liability company whose sole member is The Westcap Corporation, and served as a manger of Regent Care San Marcos Holdings, LLC, a limited liability company whose sole member is National Western Life Insurance Company.

(3)
Mr. Milos served as an officer and director of The Westcap Corporation, Regent Care General Partner, Inc., and Regent Care Operations General Partner, Inc., and as an officer of NWL Investments, Inc., NWL Financial, Inc., NWL Services, Inc., Regent Care Limited Partner, Inc., Regent Care Operations Limited Partner, Inc., Westcap Holdings, LLC, a limited liability company whose sole member is The Westcap Corporation, and Regent Care San Marcos A-1, LLC, Regent Care San Marcos A-2, LLC, Regent Care San Marcos B-1, LLC, and Regent Care San Marcos B-2, LLC, all of which are limited liability companies whose sole member is Regent Care San Marcos Holdings, LLC.

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
BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Set forth below is certain financial information concerning persons who are known by the Company to own beneficially more than 5% of any class of the Company's common stock on December 31, 2007.

Name and Address	Title	Amount and Nature	Percent
of	of	of	of
Beneficial Owners	Class	Beneficial Ownership	Class

Robert L. Moody	Class A Common	1,159,096	33.87%
2302 Post Office Street, Suite 702	Class B Common	198,074	99.04%
Galveston, Texas

Third Avenue Management, LLC	Class A Common	302,971	8.85%
622 Third Avenue
New York, New York

FMR Corp.	Class A Common	193,119	5.64%
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

Security Ownership of Management

The following table sets forth as of December 31, 2007, information concerning the beneficial ownership of the Company's common stock by all directors, named executive officers, and all directors and executive officers of the Company as a group.

			Percent
Directors	Title	Amount and Nature of	of
and Officers	of Class	Beneficial Ownership	Class

Directors and Named Executive Officers:
Robert L. Moody	Class A Common	1,159,096	33.87%
	Class B Common	198,074	99.04%

Ross R. Moody	Class A Common*	625.02%
	Class B Common*	482.24%

Charles D. Milos	Class A Common	2,028.06%
	Class B Common	-	-

Directors:			-
Harry L. Edwards	Class A Common	20	-
	Class B Common	-	-

Stephen E. Glasgow	Class A Common	-	-
	Class B Common	-	-

E. Douglas McLeod	Class A Common	10	-
	Class B Common	-	-

Frances A. Moody-Dahlberg	Class A Common	1,850.05%
	Class A Common*	625.02%
	Class B Common*	482.24%

Russell S. Moody	Class A Common	1,850.05%
	Class A Common*	625.02%
	Class B Common*	482.24%

Louis E. Pauls, Jr.	Class A Common	10	-
	Class B Common	-	-

E. J. Pederson	Class A Common	100	-
	Class B Common	-	-

Named Executive Officers:
Scott E. Arendale	Class A Common	-	-
	Class B Common	-	-

S. Christopher Johnson	Class A Common	-	-
	Class B Common	-	-

Brian M. Pribyl	Class A Common	-	-
	Class B Common	-	-

Directors and Executive	Class A Common	1,161,749	33.95%
Officers as a Group	Class B Common	198,556	99.28%

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
TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Robert L. Moody, Jr. ("Mr. Moody, Jr.") is the son of Robert L. Moody, the Company's Chairman and Chief Executive Officer, and is the brother of Ross R. Moody, the Company's President and Chief Operating Officer, and of Russell S. Moody and Frances A. Moody-Dahlberg who serve as directors of National Western.

Mr. Moody, Jr. wholly owns an insurance marketing organization that maintains agency contracts with National Western pursuant to which agency commissions are paid in accordance with the Company's standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are paid in accordance with standard commission schedules. In 2007, commissions paid under these agency contracts aggregated approximately $210,600.  In conjunction with these agency contracts, Mr. Moody, Jr. may be eligible to attend Company sales conferences and functions based upon meeting published minimum levels of qualifying sales production. In his capacity as an insurance marketing organization with the Company, Mr. Moody, Jr. also received product development fees of $11,600 associated with a product line of the Company, $28,000 for consulting fees, and a marketing development allowance of $9,000 for the Company’s business efforts in Puerto Rico in 2007.

Mr. Moody, Jr. further serves as the agent of record for several of the Company's benefit plans including the self-insured health plan for which Mr. Moody, Jr. provides utilization review services through a wholly-owned utilization review company.  In 2007, amounts paid to Mr. Moody, Jr. as commissions and service fees pertaining to the Company's benefit plans approximated $65,500.

During 2007, management fees totaling $846,000 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to a downstream nursing home subsidiary of National Western.  RMS is 1% owned by general partner RCC Management Services, Inc. ("RCC"), and 99% owned by limited partner, Three R Trusts.  RCC is 100% owned by the Three R Trusts.  The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg).  Charles D. Milos, Senior Vice President-Mortgage Loans and Real Estate, and a director of the Company, is a director and Vice President of RCC.  Ellen C. Otte, Assistant Secretary of the Company, is a director and secretary of RCC.

The Company holds a common stock investment totaling approximately 9.4% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2007.  Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 98% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). The Company utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to the Company's defined benefit and contribution plans. Robert L. Moody serves as Chairman of the Board and Chief Executive Officer of MNB. The ultimate controlling person of MNB is the Three R Trusts. During 2007, fees totaling $193,000 were paid to MNB with respect to these services.

Indebtedness of Management

The Company held a loan in the amount of $4.2 million, including accrued interest, with a contractual interest rate of 7% during 2007 issued to TMNY, LLC.  As of December 31, 2006, Robert L. Moody owned 20.5% of TMNY, LLC.  This loan matured and was paid in full during 2007.

NWL Services, Inc., a wholly-owned subsidiary of the Company, is the beneficial owner of a life interest (1/8 share) in the net income of the trust estate of Libbie Shearn Moody, grandmother of Robert L. Moody.  Income distributions from the trust estate were $4.1 million in 2007.  The trustee of this estate is MNB.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees approved by the Audit Committee for the audits of the fiscal years ended December 31, 2007 and 2006 by KPMG LLP, the Company's principal accounting firm.

	Fiscal Years Ended
	2007	2006
	(In thousands)

Financial statement audit fees	$659	608
Benefit plans audit fee	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$659	608

Audit Fees Pre-approval Policy

The Audit Committee has adopted a formal policy concerning approval of audit and non-audit services to be provided by the independent auditor to the Company.  The policy requires that all services the Company's independent auditor may provide to the Company, including audit services and permitted audit-related and non-auditor services, be pre-approved by the Committee. The Committee approved all audit and non-audit services provided by KPMG LLP during 2007.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Listing of Financial Statements

See Attachment A, Index to Financial Statements and Schedules, on page 76 for a list of financial statements included in this report.

(a) 2.  Listing of Financial Statement Schedules

See Attachment A, Index to Financial Statements and Schedules, on page 76 for a list of financial statement schedules included in this report.

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

Exhibit 3(f)	-	Bylaws of National Western Life Insurance Company as amended through April 24, 1987 (incorporated by reference to Exhibit 3(f) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit 3ii(g)		Bylaws of National Western Life Insurance Company dated August 24, 2007 (incorporated by reference to Exhibit 3ii(g) to the Company’s Form 10-Q September 30, 2007).

Exhibit 10(a)	-
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

(c) Financial Statement Schedules

The financial statement schedules required by Regulation S-K are listed as to location in Attachment A, Index to Financial Statements and Schedules, on page 76 of this report.

ATTACHMENT A

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the consolidated financial statements or notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
National Western Life Insurance Company
Austin, Texas

We have audited the accompanying consolidated balance sheets of National Western Life Insurance Company and subsidiaries (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2007.  In connection with our audits of the consolidated financial statements, we have also audited the 2007 financial statement schedule I and the 2007, 2006, and 2005 financial statement schedule V.  These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Western Life Insurance Company and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Western Life Insurance Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for deferred acquisition cost in connection with modifications or exchanges of insurance contracts in 2007 and pension and other postretirement obligations in 2006.

KPMG LLP
Austin, Texas
March 17, 2008

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(In thousands)

ASSETS	2007	2006

Investments:
Securities held to maturity, at amortized cost
(fair value: $3,774,193 and $3,567,625)	$3,778,603	3,603,434
Securities available for sale, at fair value
(cost: $1,904,499 and $1,907,454)	1,900,714	1,902,568
Mortgage loans, net of allowance for possible losses
($3,567 and $2,100)	99,033	103,325
Policy loans	83,772	86,856
Derivatives	25,907	72,012
Other long-term investments	16,562	22,822

Total Investments	5,904,591	5,791,017

Cash and short-term investments	45,206	49,901
Deferred policy acquisition costs	664,805	643,964
Deferred sales inducements	104,029	93,139
Accrued investment income	65,034	64,393
Federal income tax receivable	10,010	-
Other assets	41,651	51,029

	$6,835,326	6,693,443

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(In thousands except share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	2007	2006

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$138,672	138,382
Universal life and annuity contracts	5,441,871	5,395,075
Other policyholder liabilities	120,400	112,449
Federal income tax liability:
Current	-	1,666
Deferred	61,720	32,207
Other liabilities	60,978	80,680

Total liabilities	5,823,641	5,760,459

COMMITMENTS AND CONTINGENCIES (Notes 4, 7, and 9)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,422,324
and 3,420,824 shares issued and outstanding in 2007 and 2006	3,422	3,421
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2007 and 2006	200	200
Additional paid-in capital	36,236	36,110
Accumulated other comprehensive loss	(7,065)	(3,731)
Retained earnings	978,892	896,984

Total stockholders' equity	1,011,685	932,984

	$6,835,326	6,693,443

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2007, 2006, and 2005
(In thousands except per share amounts)

	2007	2006	2005
Premiums and other revenue:
Life and annuity premiums	$19,513	15,805	14,602
Universal life and annuity contract revenues	119,677	106,320	96,765
Net investment income	318,137	379,768	310,213
Other income	13,683	17,304	9,579
Realized gains on investments	3,497	2,662	9,884

Total premiums and other revenue	474,507	521,859	441,043

Benefits and expenses:
Life and other policy benefits	41,326	35,241	39,162
Amortization of deferred policy acquisition costs	88,413	90,358	87,955
Universal life and annuity contract interest	164,391	213,736	150,692
Other operating expenses	55,130	65,709	46,349

Total benefits and expenses	349,260	405,044	324,158

Earnings before Federal income taxes	125,247	116,815	116,885
Federal income taxes	39,876	40,472	39,618

Net earnings	$85,371	76,343	77,267

Basic Earnings Per Share (Note 11):
Class A	$24.24	21.69	22.06
Class B	$12.12	10.84	11.00

Diluted Earnings Per Share:
Class A	$23.95	21.46	21.83
Class B	$12.12	10.84	11.00

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2007, 2006, and 2005
(In thousands)

	2007	2006	2005

Net earnings	$85,371	76,343	77,267

Other comprehensive income, net of effects of
deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising
during period	1,035	(4,542)	(13,597)
Reclassification adjustment for net gains
included in net earnings	(3,103)	(2,736)	(1,254)
Amortization of net unrealized losses
related to transferred securities	104	25	18
Unrealized gains on securities
transferred during period from held to
maturity to available for sale	-	-	202

Net unrealized losses on securities	(1,964)	(7,253)	(14,631)

Foreign currency translation adjustments	(44)	(178)	130

Benefit plans:
Amortization of net prior service cost and
net gain	1,235	-	-
Net loss arising during the period	(2,561)	-	-
Change in pension liability	-	(1,166)	(354)

Other comprehensive loss	(3,334)	(8,597)	(14,855)

Comprehensive income	$82,037	67,746	62,412

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2007, 2006, and 2005
(In thousands)

	2007	2006	2005

Common stock:
Balance at beginning of year	$3,621	3,613	3,584
Shares exercised under stock option plan	1	8	29
Balance at end of year	3,622	3,621	3,613

Additional paid-in capital:
Balance at beginning of year	36,110	37,923	33,834
Shares exercised under stock option plan,
net of tax benefits	126	503	3,094
Adjustment for stock option liability classification	-	(2,316)	-
Stock option expense	-	-	995
Balance at end of year	36,236	36,110	37,923

Accumulated other comprehensive income:
Unrealized gains on securities:
Balance at beginning of year	3,148	10,401	25,032
Change in unrealized losses during period	(1,964)	(7,253)	(14,631)
Balance at end of year	1,184	3,148	10,401

Foreign currency translation adjustments:
Balance at beginning of year	3,122	3,300	3,170
Change in translation adjustments during period	(44)	(178)	130
Balance at end of year	3,078	3,122	3,300

Benefit plan liability adjustment:
Balance at beginning of year	(10,001)	(3,137)	(2,783)
Change in benefit liability during the period	(1,326)	(1,166)	(354)
Adjustment to initially apply FASB
Statement No. 158, net of tax	-	(5,698)	-
Balance at end of year	(11,327)	(10,001)	(3,137)

Accumulated other comprehensive
income (loss) at end of year	(7,065)	(3,731)	10,564

Retained earnings:
Balance at beginning of year	896,984	821,908	745,835
Net earnings	85,371	76,343	77,267
Cumulative effect of change in accounting
principle for SOP 05-1, net of tax	(2,195)	-	-
Stockholder dividends	(1,268)	(1,267)	(1,194)
Balance at end of year	978,892	896,984	821,908

Total stockholders' equity	$1,011,685	932,984	874,008

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006, and 2005
(In thousands)

	2007	2006	2005

Cash flows from operating activities:
Net earnings	$85,371	76,343	77,267
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Universal life and annuity contract interest	164,391	213,736	150,692
Surrender charges and other policy revenues	(36,191)	(31,363)	(27,676)
Realized gains on investments	(3,497)	(2,662)	(9,884)
Accrual and amortization of investment income	(5,223)	(5,443)	(4,114)
Depreciation and amortization	1,031	1,516	1,513
Decrease (increase) in value of derivatives	56,204	(27,108)	9,579
Increase in deferred policy acquisition
and sales inducement costs	(28,090)	(13,740)	(14,476)
Increase in accrued investment income	(641)	(3,110)	(3,011)
Decrease (increase) in other assets	7,113	(10,016)	(4,969)
Increase (decrease) in liabilities for future
policy benefits	300	(905)	(1,721)
Increase in other policyholder liabilities	7,952	11,892	25,320
Increase in Federal income tax liability	20,607	2,770	1,593
Increase (decrease) in other liabilities	(10,511)	11,739	175
Other	(914)	371	802

Net cash provided by operating activities	257,902	224,020	201,090

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	5,175	-	9,867
Securities available for sale	34,982	36,428	29,211
Other investments	5,684	13,672	22,739
Proceeds from maturities and redemptions of:
Securities held to maturity	136,752	258,051	330,920
Securities available for sale	338,486	104,435	125,225
Derivatives	43,216	37,010	29,329
Purchases of:
Securities held to maturity	(313,580)	(327,126)	(596,191)
Securities available for sale	(363,041)	(312,584)	(301,898)
Other investments	(53,608)	(44,090)	(40,372)
Principal payments on mortgage loans	22,562	11,680	23,727
Cost of mortgage loans acquired	(19,578)	(6,326)	(9,038)
Decrease (increase) in policy loans	(2,801)	(471)	2,064
Other	(3,216)	(1,600)	(469)

Net cash used in investing activities	(168,967)	(230,921)	(374,886)
(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Years Ended December 31, 2007, 2006, and 2005
(In thousands)

	2007	2006	2005

Cash flows from financing activities:
Stockholders dividends	$(1,268)	(1,267)	(1,194)
Deposits to account balances for universal life
and annuity contracts	510,647	547,469	611,594
Return of account balances on universal life
and annuity contracts	(603,450)	(521,988)	(458,765)
Issuance of common stock under stock option plan	127	511	2,948

Net cash provided by (used in) financing activities	(93,944)	24,725	154,583

Effect of foreign exchange	314	722	374

Net increase (decrease) in cash and short-term
investments	(4,695)	18,546	(18,839)
Cash and short-term investments at beginning of year	49,901	31,355	50,194

Cash and short-term investments at end of year	$45,206	49,901	31,355

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$41	41	40
Income taxes	19,298	34,726	37,800

Noncash investing activities:
Mortgage loans originated to facilitate
the sale of real estate	$-	900	900

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

The Company purchases over-the-counter indexed options, which are derivative financial instruments, to hedge the equity return component of its indexed annuity and life products.  The indexed options act as hedges to match closely the returns on the S&P 500® Composite Stock Price Index ("S&P 500 Index®").  The amounts which may be credited to policyholders are linked, in part, to the returns of the S&P 500 Index®. As a result, changes to policyholders' liabilities are substantially offset by changes in the value of the options. Cash is exchanged upon purchase of the indexed options and no principal or interest payments are made by either party during the option periods. Upon maturity or expiration of the options, cash is paid to the Company based on the S&P 500 Index® performance and terms of the contract.

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

Although there is credit risk in the event of nonperformance by counterparties to the indexed options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings.  In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which may further reduce the Company's credit exposure.  At December 31, 2007 and 2006, the fair values of indexed options owned by the Company totaled $25.9 million and $72.0 million, respectively.

(F) Insurance Revenues and Expenses. Premiums on traditional life insurance products are recognized as revenues as they become due from policyholders. Benefits and expenses are matched with premiums in arriving at profits by providing for policy benefits over the lives of the policies and by amortizing acquisition costs over the premium-paying periods of the policies. For universal life and annuity contracts, revenues consist of policy charges for the cost of insurance, policy administration, and surrender charges assessed during the period.  Expenses for these policies include interest credited to policy account balances, benefit claims incurred in excess of policy account balances and amortization of deferred policy acquisition costs and sales inducements.

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

A summary of information relative to deferred policy acquisition costs is provided in the table below.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Deferred policy acquisition costs, beginning of year	$643,964	620,129	582,218

Policy acquisition costs deferred:
Agents' commissions	109,323	97,662	96,224
Other	7,180	6,436	6,206

Total costs deferred	116,503	104,098	102,430

Amortization of deferred policy acquisition costs	(88,413)	(90,358)	(87,955)
Adjustments for unrealized gains and
(losses) on investment securities	(3,928)	10,095	23,436
Adoption of SOP 05-1	(3,321)	-	-

Deferred policy acquisition costs, end of year	$664,805	643,964	620,129

A summary of information relative to deferred sales inducement costs is provided in the table below.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Deferred sales inducement costs, beginning of year	$93,139	80,450	62,240

Sales inducement costs deferred	20,837	19,813	21,426
Amortization of sales inducement	(9,460)	(9,101)	(6,484)
Adjustments for unrealized gains and
(losses) on investment securities	(487)	1,977	3,268

Deferred sales inducement costs, end of year	$104,029	93,139	80,450

Amortization of deferred policy acquisition costs decreased to $88.4 million for the year ended December 31, 2007 compared to $90.4 million and $88.0 million reported in 2006 and 2005.  An unlocking adjustment was recorded in the current year which resulted in a decrease of amortization by $8.6 million.  This unlocking adjustment was based upon changes to (1) future mortality assumptions reflecting current experience studies and (2) future cost of insurance rate assumptions based on company changes to future cost of insurance rate changes.  In addition, a true-up adjustment was also recorded at December 2007 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year’s experience resulting in a $2.7 million decrease in amortization.  Amortization for 2006 includes a true-up adjustment relative to partial surrenders, mortality assumptions, annuitizations, credited rates and earned rates which increased amortization in that year by approximately $4.3 million.  There was a similar adjustment in 2005 relative to amortization assumptions that resulted in increased amortization for that year.

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

(I) Statutory Information. Domiciled in Colorado, the Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Colorado Division of Insurance.  The Colorado Division of Insurance has adopted the provisions of the National Association of Insurance Commissioners' ("NAIC") Statutory Accounting Practices as the basis for its statutory practices.

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

A summary of direct premiums and deposits collected is provided below.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Annuity deposits	$437,765	485,994	557,940
Universal life insurance deposits	168,279	146,742	133,579
Traditional life and other premiums	24,915	18,046	16,629

Totals	$630,959	650,782	708,148

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

10.  The recorded value of the life interest in the Libbie Shearn Moody Trust ("Trust") is reported at its initial valuation, net of accumulated amortization, under GAAP. The initial valuation was based on the assumption that the Trust would provide certain income to the Company at an assumed interest rate and is being amortized over 53 years, the life expectancy of Mr. Robert L. Moody at the date he contributed the life interest to the Company. For statutory accounting purposes, the life interest has been valued at $26.4 million, which was computed as the present value of the estimated future income to be received from the Trust. However, this amount was amortized to a valuation of $12.8 million over a seven-year period ended December 31, 1999, in accordance with Colorado Division of Insurance permitted accounting requirements.  Prescribed statutory accounting practices provide no accounting guidance for such asset. The statutory admitted value of this life interest at December 31, 2007, is $12.8 million in comparison to a carrying value of $1.6 million in the accompanying consolidated financial statements.

11.  Reconciliations of statutory capital and surplus, as included in the annual statements filed with the Colorado Division of Insurance, to total stockholders' equity as reported in the accompanying consolidated financial statements prepared under GAAP are as follows:

	Stockholders' Equity
	as of December 31,
	2007	2006
	(In thousands)

Statutory capital and surplus	$710,935	673,262
Adjustments:
Difference in valuation of investment in
the Libbie Shearn Moody Trust	(11,155)	(10,840)
Deferral of policy acquisition costs and
sales inducements	768,834	737,103
Adjustment of future policy benefits	(421,847)	(459,838)
Difference in deferred Federal income taxes	(69,128)	(39,467)
Adjustment of securities available for sale to fair value	(11,492)	(16,217)
Reversal of asset valuation reserve	41,030	42,624
Reversal of interest maintenance reserve	4,534	6,607
Reinstatement of other nonadmitted assets	17,767	20,491
Valuation allowances on investments	771	1,669
Difference in pension liability	(10,878)	(10,622)
Liability for stock options	(7,713)	(13,215)
Other, net	27	1,427

GAAP equity	$1,011,685	932,984

12.  Reconciliations of statutory net earnings, as included in the annual statements filed with the Colorado Division of Insurance, to the respective amounts as reported in the accompanying consolidated financial statements prepared under GAAP are as follows:

	Net Earnings for the
	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Statutory net earnings	$32,290	72,585	60,074
Adjustments:
Subsidiary earnings before deferred
Federal income taxes and intercompany eliminations	11,070	7,555	12,321
Net deferral of policy acquisition and
sales inducement costs	36,303	24,533	29,716
Adjustment of future policy benefits	37,991	(10,555)	(18,568)
Provision for deferred Federal income taxes	(32,254)	(1,761)	(5,494)
Valuation allowances and other-than-temporary
impairment writedowns on investments	216	1,123	222
Decrease in interest maintenance reserve	(2,261)	(2,217)	(1,179)
Stock option compensation expense	1,143	(13,076)	(995)
Asset-backed securities amortization adjustment	-	-	595
Other, net	873	(1,844)	575

GAAP net earnings	$85,371	76,343	77,267

(J) Stock Compensation.  Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.  For stock options, fair value is determined using an option pricing model that takes into account various information and assumptions regarding the Company's stock and options.  Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

The Company adopted Statement No. 123(R), Share-Based Payment ("SFAS 123(R)") as of January 1, 2006. However, because the Company began recognizing stock-based employee compensation cost using the fair value based method of accounting in 2003, the adoption did not have an impact on the consolidated financial statements of the Company.

Effective March 10, 2006, the Company began accounting for its share-based compensation under the liability classification and measuring the compensation cost using the fair value method at each reporting date.

(K)  New Accounting Pronouncements.  The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"), dated June, 2006. The interpretation requires public companies to recognize the tax benefits of uncertain tax positions only where the position is "more likely than not" to be sustained assuming examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. FIN 48 requires a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed, or expected to be claimed, in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Discussion is required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have an impact on the Company's consolidated financial statements.

On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Hybrid financial instruments are single financial instruments that contain an embedded derivative. Under SFAS No. 155, entities can elect to record certain hybrid financial instruments at fair value as individual financial instruments. Prior to this amendment, certain hybrid financial instruments were required to be separated into two instruments – a derivative and host – and generally only the derivative was recorded at fair value. SFAS No. 155 also requires that beneficial interests in securitized assets be evaluated for either freestanding or embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007.  SFAS No. 155 did not have an effect on the Company's consolidated financial statements on the date of adoption.

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

In February of 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not currently anticipate an impact from adopting SFAS No. 159.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 establishes accounting and reporting standards for entities that have equity investments that are not attributable directly to the parent, called noncontrolling interests or minority interests. Specifically, SFAS 160 states where and how to report noncontrolling interests in the consolidated statements of financial position and operations, how to account for changes in noncontrolling interests and provides disclosure requirements. The provisions of SFAS 160 are effective beginning January 1, 2009.  The Company is currently evaluating the impact that the adoption of this statement will have on the consolidated financial position, results of operations and disclosures.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations.  SFAS 141(R) establishes how an entity accounts for the identifiable assets acquired, liabilities assumed, and any noncontrolling interests acquired, how to account for goodwill acquired and determines what disclosures are required as part of a business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, early adoption is prohibited. The Company is currently evaluating the impact that the adoption of this statement will have on the consolidated financial position, results of operations and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

Change in Accounting

In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1") which is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.  The Company has an impact related to the adoption of SOP 05-1 for contracts which have annuitized and relative to reinstatements of contracts in that the unamortized deferred acquisition costs and deferred sales inducement assets must be written-off at the time of annuitization and may not be continued related to reinstatements.  SOP 05-1 results in changes in assumptions relative to estimated gross profits which affects unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement balances as of the beginning of the year.  The effect of this SOP on beginning retained earnings as of January 1, 2007 was a decrease of $2.2 million, net of tax, as detailed below.

Amounts
(In thousands)

Write-off of deferred acquisition cost	$3,321
Adjustment to deferred annuity revenue	56
3,377

Federal income tax	(1,182)

Cumulative effect of change in accounting for
internal replacements and investment contracts	$2,195

(2) DEPOSITS WITH REGULATORY AUTHORITIES

The following assets were on deposit with state and other regulatory authorities as required by law at the end of each year.

	December 31,
	2007	2006
	(In thousands)

Debt securities held to maturity	$13,640	13,757
Debt securities available for sale	692	612
Short-term investments	502	501

Totals	$14,834	14,870

(3) INVESTMENTS

(A) Investment Income

The major components of net investment income are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Gross investment income:
Debt securities	$309,708	306,129	293,502
Mortgage loans	8,513	8,480	9,676
Policy loans	6,302	6,354	6,409
Derivative gains (losses)	(16,662)	43,279	(10,988)
Short-term investments	7,059	3,118	1,416
Other investment income	6,087	15,289	12,559

Total investment income	321,007	382,649	312,574
Investment expenses	2,870	2,881	2,361

Net investment income	$318,137	379,768	310,213

As of December 31, 2007 and 2006 mortgage loans totaling $3.3 million and $4.8 million were on non-accrual status, respectively.  The Company had no mortgage loans on non-accrual status as of December 31, 2005.  Interest income not recognized for past due loans totaled approximately $0.4 million in 2006 and 2007.  There were no reductions in interest income in 2005.  The Company had real estate investments that were non-income producing for the preceding twelve months totaling $1.8 million and $1.7 million at December 31, 2007 and 2006, respectively.

The Company had investments in debt securities with carrying values totaling $0.6 million and $1.0 million as of December 31, 2007 and 2006, respectively that have not produced income for the preceding 12 months.  Reductions in interest income associated with nonperforming investments in debt securities totaled $0.3 million, $0.1 million, and $1.0 million in 2007, 2006, and 2005, respectively.

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

Mortgage loans with carrying values totaling $3.3 million and $4.8 million were considered impaired as of December 31, 2007 and 2006, respectively.  No mortgage loans were considered impaired as of December 31, 2005.  For the years ended December 31, 2007, 2006, and 2005, average investments in impaired mortgage loans were $3.1 million, $0.3 million, and $0.1 million, respectively.  Interest income recognized on impaired loans for the years ended December 31, 2007 and 2006, was $469,000 and $76,000, respectively and none for the year ended December 31, 2005. Impaired loans are typically placed on nonaccrual status, and no interest income is recognized.  However, if cash is received on the impaired loan, it is applied to principal and interest on past due payments, beginning with the most delinquent payment.

At December 31, 2007 and 2006, the Company owned investment real estate totaling $12.0 million and $12.1 million, respectively, which is reflected in other long-term investments in the accompanying consolidated financial statements.  The Company records real estate at the lower of cost or fair value less estimated costs to sell.  Real estate values are monitored and evaluated at least annually by the use of independent appraisals or internal evaluations.  Changes in market values affecting carrying values are recorded as a valuation allowance which is reflected in realized gains or losses on investments.  The Company recorded a net gain on real estate as a result of releasing allowances related to properties sold totaling $0.1 million, $0.1 million, and $0.7 million for the years ended December 31, 2007, 2006, and 2005, respectively.

(C) Investment Gains and Losses

The table below presents realized gains and losses for 2007, 2006, and 2005.

Realized
Investments
Gains
(Losses)
(In thousands)

Year Ended December 31, 2007:
Securities held to maturity	$19
Securities available for sale	4,654
Real estate	72
Mortgage loans and other	(1,248)

Totals	$3,497

Year Ended December 31, 2006:
Securities held to maturity	$26
Securities available for sale	4,110
Real estate	626
Mortgage loans and other	(2,100)

Totals	$2,662

Year Ended December 31, 2005:
Securities held to maturity	$628
Securities available for sale	2,176
Real estate	6,713
Mortgage loans and other	367

Totals	$9,884

(D) Debt and Equity Securities

The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 2007.

	Securities Held to Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Treasury and other U.S.
government corporations
and agencies	$426,236	3,365	495	429,106

States and political subdivisions	13,287	24	40	13,271

Foreign governments	19,944	390	-	20,334

Public utilities	397,639	9,272	4,838	402,073

Corporate	1,194,260	16,984	19,039	1,192,205

Mortgage-backed	1,646,432	9,340	17,463	1,638,309

Asset-backed	80,805	692	2,602	78,895

Totals	$3,778,603	40,067	44,477	3,774,193

	Securities Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Treasury and other U.S.
government corporations
and agencies	$5,000	67	-	5,067

States and political subdivisions	48,280	1,134	907	48,507

Foreign governments	10,473	466	-	10,939

Public utilities	293,308	2,568	4,068	291,808

Corporate	1,242,402	18,730	25,639	1,235,493

Mortgage-backed	266,534	1,739	5,300	262,973

Asset-backed	26,227	412	425	26,214

Equity securities	12,275	8,851	1,413	19,713

Totals	$1,904,499	33,967	37,752	1,900,714

The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 2006.

	Securities Held to Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
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

Due to the Company's investment policy of investing in high quality securities with the primary intention of holding these securities until the stated maturity, the portfolio has exposure to interest rate risk.  Interest rate risk is the risk that funds are invested today at a market interest rate and in the future interest rates rise causing the current market price on that investment to be lower.  This risk is not a significant factor relative to the Company's buy and hold portfolio, since the original intention was to receive the stated interest rate and principal at maturity to match liability requirements of policyholders.  Also, the Company takes steps to manage these risks.  For example, the Company purchases the type of mortgage-backed securities that have more predictable cash flow patterns.

In addition, the Company is exposed to credit risk which is continually monitored relating to security holdings.  Credit risk is the risk that an issuer of a security will not be able to fulfill their obligations relative to a security payment schedule.  The Company has reviewed relative information for all issuers in an unrealized loss position at December 31, 2007 including market pricing history, credit ratings, analyst reports as well as data provided by issuers themselves to conclude on each specific issuer and make the determination relating to other-than-temporary impairment.  For the securities that have not been impaired at December 31, 2007, the Company has the ability and intent to hold these securities until recovery in fair value and expects to receive all amounts due relative to principal and interest.

The Company held in its investment portfolio below investment grade debt securities totaling $100.2 million and $146.6 million at December 31, 2007 and 2006, respectively. These amounts represent 1.7% and 2.5% of total invested assets for December 31, 2007 and 2006, respectively.  Below investment grade holdings are the result of downgrades subsequent to purchase, as the Company only invests in high quality securities with ratings quoted as investment grade.  Below investment grade securities generally have greater default risk than higher rated corporate debt.  The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers.  For the years ended December 31, 2007 2006, and 2005, the Company recorded realized losses totaling $0.1 million, $0.1 million, and $2.0 million, respectively, for other-than-temporary impairment writedowns on investments in debt securities.

The following table shows the gross unrealized losses and fair values of the Company's investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2007.

	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. government
agencies	$-	-	44,207	495	44,207	495

State and political
subdivisions	-	-	51,265	947	51,265	947

Foreign governments	-	-	-	-	-	-

Public utilities	64,761	487	278,788	8,420	343,549	8,906

Corporate	183,923	3,131	1,049,803	41,545	1,233,726	44,678

Mortgage-backed	39,181	164	1,049,492	22,598	1,088,673	22,763

Asset-backed	18,780	877	34,537	2,152	53,317	3,027

Debt securities	306,645	4,659	2,508,092	76,157	2,814,737	80,816

Equity securities	-	-	12,247	1,413	12,247	1,413

Total temporarily
impaired securities	$306,645	4,659	2,520,339	77,570	2,826,984	82,229

Debt securities. The gross unrealized losses for debt securities are made up of 334 individual issues, or 49% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 97.2%. Of the 334 securities, 269, or approximately 80%, fall in the 12 months or greater aging category; of the 334 debt securities, 315 were rated investment grade at December 31, 2007.  Additional information on debt securities by investment category is summarized below.

U.S. treasury and U.S. government corporations and agencies.  The unrealized losses on these investments are the results of two securities.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par, and the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity.  Both of these securities are rated AAA.  The Company does not consider these investments to be other than temporarily impaired at December 31, 2007.

State and political subdivisions.  The unrealized losses on these investments are the result of holdings in eighteen securities.  Of these securities, sixteen are rated AAA, one is rated A+ and one is rated BB+.  Based on these facts and the Company's intent to hold to maturity, no other-than-temporary loss was recognized as of December 31, 2007.

Foreign government.  No securities had a gross unrealized loss.

Public utilities.  The market value as a percent of the amortized cost is above 92% for each individual security.  Of the 54 securities, all are rated BBB or above except two, one is priced at 100% of par and the other at 99.5% of par.  At this time, the Company does not consider any of these unrealized losses as other-than-temporary.

Corporate bonds. A total of 152 securities fall into this category with only eleven rated below investment grade. Of the 141 that are investment grade, all but four securities have a market value as a percent of amortized cost of at least 90%. Of the remaining securities all have been reviewed based on the monitoring procedures described previously including review of credit ratings, analyst reports, and issuer information and are not considered other-than-temporarily impaired at December 31, 2007.

Mortgage-backed securities. These securities are all rated AAA and priced at 91% of par or above. The Company generally purchased these investments at a discount relative to their face amount and it is expected that the securities will not be settled at a price less than the stated par.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Asset-backed securities. Of these securities, ten are rated AAA and are priced above 88% of par and are not considered impaired. The other six securities are all monitored under EITF 99-20 and SFAS No. 115-1 impairment guidance and based on the cash flow analysis only one security was impaired during the fourth quarter of 2007.

Equity securities.  The gross unrealized losses for equity securities are made up of thirty-three individual issues.  These holdings are reviewed for impairment quarterly.  As of December 31, 2007, one equity security was impaired.

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

The amortized cost and fair value of investments in debt securities at December 31, 2007, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities		Debt Securities
	Available for Sale		Held to Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Due in 1 year or less	$184,744	185,186	111,437	112,138

Due after 1 year through 5 years	266,492	275,411	347,653	359,387

Due after 5 years through 10 years	1,038,149	1,022,240	1,332,063	1,327,238

Due after 10 years	110,078	108,977	260,213	258,226
	1,599,463	1,591,814	2,051,366	2,056,989

Mortgage and asset-backed securities	292,761	289,187	1,727,237	1,717,204

Total	$1,892,224	1,881,001	3,778,603	3,774,193

The Company uses the specific identification method in computing realized gains and losses.  Proceeds from sales of securities available for sale during 2007, 2006, and 2005 totaled $35.0 million, $36.4 million, and $29.2 million, respectively. Gross gains and losses realized on those sales are detailed below.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Gross realized gains	$4,897	4,587	3,930
Gross realized losses	(365)	(433)	(255)

Net realized gains	$4,532	4,154	3,675

Due to significant credit deterioration, bonds from the held to maturity portfolio were sold during 2007 and 2005.  The amortized cost of these bonds sold totaled $5.2 million and $10.0 million, which resulted in realized gains of $0.2 million and $0.9 million for 2007 and 2005, respectively.  No held to maturity securities were transferred or sold during 2006.  Due to a significant decline in credit quality, the Company transferred debt securities totaling $7.0 million in 2005 from the held to maturity portfolio to the available for sale portfolio. Net unrealized gains of $0.2 million in 2005, related to these transferred securities are included as a separate component of accumulated other comprehensive income.

Except for U.S. government agency mortgage-backed securities, the Company had no other investments in any entity in excess of 10% of stockholders' equity at December 31, 2007 or 2006.

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

	Net Unrealized Gains (Losses)
	as of December 31,
	2007	2006	2005
	(In thousands)

Beginning unamortized losses from transfers	$(79)	(104)	(122)

Amortization of net unrealized losses related
to transferred securities, net of effects of
deferred costs and taxes	104	25	18

Ending unamortized gains (losses) from transfers	$25	(79)	(104)

(F)  Net Unrealized Gains on Available for Sale Securities

Net unrealized gains on investment securities included in stockholders' equity at December 31, 2007 and 2006, are as follows:

	December 31,
	2007	2006
	(In thousands)

Gross unrealized gains	$33,967	33,597
Gross unrealized losses	(37,752)	(38,483)
Adjustments for:
Deferred costs	5,568	9,849
Deferred Federal income tax expense	(624)	(1,736)

	1,159	3,227
Net unrealized gains (losses) related to securities
transferred to held to maturity	25	(79)

Net unrealized gains on investment securities	$1,184	3,148

(4) REINSURANCE

Effective January 1, 2004, the Company began reinsuring any risk on any one life in excess of $250,000, subject to a minimum session of $50,000.  The Company's general policy prior to December 31, 2003 was to reinsure that portion of any risk in excess of $200,000 on the life of any one individual.  The Company is party to several reinsurance agreements.  Total life insurance in force was $17.6 billion and $15.9 billion at December 31, 2007 and 2006, respectively.  Of these amounts, life insurance in force totaling $5.0 billion and $4.1 billion was ceded to reinsurance companies, primarily on a yearly renewable term basis, at December 31, 2007 and 2006, respectively.  In accordance with the reinsurance contracts, reinsurance receivables including amounts related to claims incurred but not reported and liabilities for future policy benefits totaled $9.6 million and $16.5 million at December 31, 2007 and 2006, respectively. Premiums and contract revenues were reduced by $16.3 million, $13.5 million, and $12.3 million for reinsurance premiums incurred during 2007, 2006, and 2005, respectively. Benefit expenses were reduced by $8.5 million, $17.7 million, and $8.2 million, for reinsurance recoveries during 2007, 2006, and 2005, respectively. A contingent liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to meet their obligations under the existing agreements.  The Company does not assume reinsurance.

(5) FEDERAL INCOME TAXES

Total Federal income taxes for 2007, 2006, and 2005 were allocated as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Taxes (benefits) on earnings from continuing operations:
Current	$7,622	38,711	32,874
Deferred	32,254	1,761	6,744

Taxes on earnings	39,876	40,472	39,618

Taxes (benefits) on components of stockholders' equity:
Net unrealized gains and losses on
securities available for sale	(1,056)	(3,905)	(7,879)
Foreign currency translation adjustments	(24)	(96)	70
Change in benefit liability	(714)	(5,385)	(191)
Tax benefit from exercise of stock options	-	-	(1,170)

Total Federal income taxes	$38,082	31,086	30,448
The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate to earnings before Federal income taxes. The reasons for the differences and the corresponding tax effects are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Income tax expense at statutory rate	$43,837	40,885	40,910
Tax-exempt income	(2,005)	(2,003)	(1,719)
Deferred tax liability correction	(2,389)	-	-
Other	433	1,590	427

Taxes on earnings from continuing operations	$39,876	40,472	39,618

There were no deferred taxes attributable to enacted tax rate changes for the years ended December 31, 2007, 2006, and 2005.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below.

	December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Future policy benefits, excess of financial
accounting liabilities over tax liabilities	$172,619	188,466
Debt securities writedowns for financial
accounting purposes	3,872	8,043
Capital loss carryforward	-	508
Pension liabilities	6,099	5,385
Real estate, principally due to writedowns
for financial accounting purposes	-	1,129
Accrued operating expenses recorded for financial
accounting purposes not currently tax deductible	5,396	6,877
Mortgage loans, principally due to valuation
allowances for financial accounting purposes	1,248	735
Accrued and unearned investment income
recognized for tax purposes and deferred for
financial accounting purposes	193	160
Other	1,223	90

Total gross deferred tax assets	190,650	211,393

Deferred tax liabilities:
Deferred policy acquisition and sales inducement
costs, principally expensed for tax purposes	(240,294)	(229,978)
Net unrealized gains on securities available for sale	(639)	(1,695)
Debt securities, principally due to deferred
market discount for tax	(4,903)	(2,520)
Foreign currency translation adjustments	(3,216)	(3,297)
Fixed assets, due to different bases	(3,110)	(3,275)
Real estate, principally due to differences in tax and
financial accounting for depreciation	-	(176)
Other	(208)	(2,659)

Total gross deferred tax liabilities	(252,370)	(243,600)

Net deferred tax liabilities	$(61,720)	(32,207)

There was no valuation allowance for deferred tax assets at December 31, 2007 and 2006.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

As discussed in Note 1, the Company adopted FIN 48 in 2007. In connection with the adoption, the Company assessed whether it had any significant uncertain tax positions and determined that there were none. Accordingly, no reserve for uncertain tax positions was recorded. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to record such accruals in its income tax accounts; no such accruals exist as of December 31, 2007. The Company and its corporate subsidiaries file a consolidated U.S. federal income tax return, which is subject to examination for all years after 2003.

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

(6) TRANSACTIONS WITH CONTROLLING STOCKHOLDER AND AFFILIATES

(A) Life Interest in Libbie Shearn Moody Trust

The Company's wholly-owned subsidiary, NWL Services, Inc., is the beneficial owner of a life interest (1/8 share) in the net income of the trust estate of Libbie Shearn Moody ("Trust") which was previously owned by Robert L. Moody, Chairman of the Board of Directors of the Company.  The Company has issued term insurance policies on the life of Mr. Moody which are reinsured through agreements with unaffiliated insurance companies.  The Company is the beneficiary of these policies for an amount equal to the statutory admitted value of the Trust, which was $12.8 million at December 31, 2007. The excess of the $27.0 million face amount of the reinsured policies over the statutory admitted value of the Trust has been assigned to Mr. Moody. The recorded net asset values in the accompanying consolidated financial statements for the life interest in the Trust are as follows:

	December 31,
	2007	2006
	(In thousands)

Original valuation of life interest at February 26, 1960	$13,793	13,793
Less accumulated amortization	(12,173)	(11,858)

Carrying basis at year end	$1,620	1,935

Income from the Trust and related expenses reflected in the accompanying consolidated statements of earnings are summarized as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Income distributions	$4,057	4,500	3,915
Deduct:
Amortization	(314)	(312)	(308)
Reinsurance premiums	(807)	(807)	(807)

Net income from life interest in the Trust	$2,936	3,381	2,800

(B) Common Stock

Robert L. Moody, Chairman of the Board of Directors, owns 198,074 of the total outstanding shares of the Company's Class B common stock and 1,159,096 of the Class A common stock as of December 31, 2007.

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

(7) PENSION AND OTHER POSTRETIREMENT PLANS

(A) Defined Benefit Pension Plans

The Company sponsors a qualified defined benefit pension plan covering substantially all employees. The plan provides benefits based on the participants' years of service and compensation. The Company makes annual contributions to the plan that comply with the minimum funding provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). On October 19, 2007, the Company’s Board of Directors approved an amendment to freeze the Pension Plan as of December 31, 2007.  The freeze ceased future benefit accruals to all participants and closed the Plan to any new participants. In addition, all participants became immediately 100% vested in their accrued benefits as of that date.  Using estimated assumptions, the cumulative estimated minimum required contribution for the next five years is $2.1 million at which time the Plan is expected to be fully funded.  Future pension expense is projected to be minimal.  Fair values of plan assets and liabilities are measured as of December 31 for the respective year.  A detail of plan disclosures is provided below.

Obligations and Funded Status

	December 31,
	2007	2006
	(In thousands)
Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$18,257	17,452
Service cost	720	691
Interest cost	1,086	1,021
Plan curtailment	(801)	-
Actuarial (gain) loss	797	(67)
Benefits paid	(1,445)	(840)

Projected benefit obligations at end of year	18,614	18,257

Changes in plan assets:
Fair value of plan assets at beginning of year	14,153	12,808
Actual return on plan assets	699	1,175
Contributions	1,819	1,010
Benefits paid	(1,445)	(840)

Fair value of plan assets at end of year	15,226	14,153

Funded status at end of year	$(3,388)	(4,104)

	December 31,
	2007	2006
	(In thousands)

Amounts recognized in the Company's consolidated
financial statements:
Assets	$-	-
Liabilities	(3,388)	(4,104)

Net amount recognized	$(3,388)	(4,104)

Amounts recognized in accumulated other
comprehensive income:
Net loss	$5,608	5,532
Prior service cost	31	35

Net amount recognized	$5,639	5,567

The accumulated benefit obligation was $18.6 million and $17.0 million at December 31, 2007 and 2006, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Components of net periodic benefit costs:
Service cost	$720	691	685
Interest cost	1,086	1,021	974
Expected return on plan assets	(1,100)	(947)	(910)
Amortization of prior service cost	4	4	4
Amortization of net loss	321	352	331

Net periodic benefit cost	1,031	1,121	1,084

Other changes in plan assets and benefit obligations
recognized in other comprehensive income:
Net (gain) loss	396	(295)
Amortization of prior service cost	(4)	(4)
Amortization of net gain	(320)	(352)

Total recognized in other comprehensive income	72	(651)

Total recognized in net periodic benefit cost
and other comprehensive income	$1,103	470

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2008 will be based on the average expected future service of plan participants.  The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2008 will be minimal.

Assumptions

	December 31,
	2007	2006
Weighted-average assumptions used to determine
benefit obligations:
Discount rate	6.00%	6.00%
Rate of compensation increase	4.50%	4.50%

	December 31,
	2007	2006	2005

Weighted-average assumptions used to determine
net periodic benefit cost:
Discount rate	6.00%	6.00%	6.00%
Expected long-term return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	4.50%	4.50%	4.50%

The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on the long-term investment policy of the plan and the various classes of invested funds, based on the input of the plan's investment advisors and consulting actuary and the plan's historic rate of return.  As of December 31, 2007, the plan's average 10-year and inception-to-date returns were 5.50% and 7.73%, respectively.

Plan Assets

The plan's weighted-average asset allocations by asset category are as follows:

	December 31,
	2007	2006	2005

Asset Category
Equity securities	59%	60%	57%
Debt securities	35%	35%	34%
Cash and cash equivalents	6%	5%	9%

Total	100%	100%	100%

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

Contributions

The Company expects to contribute $1.1 million to the plan in 2008.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2008	$1,097
2009	1,141
2010	1,198
2011	1,268
2012	1,290
2013-2017	6,442

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

A detail of plan disclosures related to the amendments of the original plan and the additional two plans is provided below:

Obligations and Funded Status

	December 31,
	2007	2006
	(In thousands)
Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$13,696	8,970
Service cost	773	1,631
Interest cost	962	708
Actuarial loss	3,257	3,525
Benefits paid	(1,584)	(1,138)

Projected benefit obligations at end of year	17,104	13,696

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Contributions	1,584	1,138
Benefits paid	(1,584)	(1,138)

Fair value of plan assets at end of year	-	-

Funded status at end of year	$(17,104)	(13,696)

	December 31,
	2007	2006
	(In thousands)
Amounts recognized in the Company's consolidated
financial statements:
Assets	$-	-
Liabilities	(17,104)	(13,696)

Net amount recognized	$(17,104)	(13,696)

Amounts recognized in accumulated other
comprehensive income:
Net loss	$6,532	3,679
Prior service cost	3,591	4,630

Net amount recognized	$10,123	8,309

The accumulated benefit obligation was $13.7 million and $10.5 million at December 31, 2007 and 2006, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Components of net periodic benefit cost:
Service cost	$773	1,631	1,295
Interest cost	962	708	292
Amortization of prior service cost	1,039	1,040	647
Amortization of net loss	404	182	-

Net periodic benefit cost	3,178	3,561	2,234

Other changes in plan assets and benefit obligations
recognized in other comprehensive income:
Net loss	3,257	3,525
Amortization of prior service cost	(1,039)	(1,040)
Amortization of net gain	(404)	(182)

Total recognized in other comprehensive income	1,814	2,303

Total recognized in net periodic benefit cost
and other comprehensive income	$4,992	5,864

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2008 will be based on the average expected future service of plan participants.  The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2008 will be $1.0 million.

Assumptions

	December 31,
	2007	2006
Weighted-average assumptions used to determine
benefit obligations:
Discount rate	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%

	December 31,
	2007	2006	2005

Weighted-average assumptions used to determine
net periodic benefit costs:
Discount rate	6.00%	6.00%	6.00%
Expected long-term return on plan assets	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%

The plan is unfunded and therefore no assumption has been made related to the expected long-term return on plan assets.

Plan Assets

The plan is unfunded and therefore had no assets at December 31, 2007 or 2006.

Contributions

The Company expects to contribute $1.7 million to the plan in 2008.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2008	$1,708
2009	1,866
2010	1,863
2011	1,859
2012	1,859
2013-2017	9,296

(B) Defined Contribution Pension Plans

In addition to the defined benefit pension plans, the Company sponsors a qualified 401(k) plan for substantially all employees and a non-qualified deferred compensation plan primarily for senior officers.  The Company makes annual contributions to the 401(k) plan of two percent of each employee's compensation. Additional Company matching contributions of up to two percent of each employee's compensation are also made each year based on the employee's personal level of salary deferrals to the plan. All Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2007, 2006, and 2005, Company contributions totaled $432,000, $423,000, and $410,000, respectively.

The non-qualified deferred compensation plan was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional Company contributions. Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2007, 2006, and 2005, Company contributions totaled $61,000, $32,000, and $50,000, respectively.

(C)  Defined Benefit Postretirement Plans

The Company sponsors two health care plans that were amended in 2004 to provide postretirement benefits to certain fully-vested individuals.  The plans are unfunded.  The Company uses a December 31 measurement date for the plans.  A detail of plan disclosures related to these plans is provided below:

Obligations and Funded Status

	December 31,
	2007	2006
	(In thousands)
Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$2,053	1,746
Interest cost	141	117
Actuarial gain	287	244
Benefits paid	(31)	(54)

Projected benefit obligations at end of year	2,450	2,053

Changes in plan assets:
Fair value of plan assets at beginning of year	-	-
Contributions	31	54
Benefits paid	(31)	(54)

Fair value of plan assets at end of year	-	-

Funded status at end of year	$(2,450)	(2,053)

	December 31,
	2007	2006
	(In thousands)
Amounts recognized in the Company's consolidated
financial statements:
Assets	$-	-
Liabilities	(2,450)	(2,053)

Net amount recognized	$(2,450)	(2,053)

Amounts recognized in accumulated other
comprehensive income:
Net gain	$478	221
Prior service cost	1,186	1,289

Net amount recognized	$1,664	1,510

Components of Net Periodic Benefit Cost
	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Components of net periodic benefit cost:
Interest cost	$141	117	100
Amortization of prior service costs	103	103	103
Amortization of net loss	29	-	-

Net periodic benefit cost	273	220	203

Other change in plan assets and benefit obligations
recognized in other comprehensive income:
Net loss	287	244
Amortization of prior service cost	(103)	(103)
Amortization of net gain	(29)	-

Total recognized in other comprehensive income	155	141

Total recognized in net periodic benefit cost
and other comprehensive income	$428	361

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2008 will be based on the average expected future service of plan participants.  The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2008 will be $0.1 million.

Assumptions

A weighted-average discount rate assumption of 6% was used to determine benefit obligations and net periodic benefit cost as of and for the years ended December 31, 2007 and 2006.  No assumption was made related to the expected long-term return on plan assets as the plan is unfunded.

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008 and future years.

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans.  A 1% point change in assumed health care cost trend rates would have the following effects for the years ended December 31:

	2007		2006
	1% Point	1% Point	1% Point	1% Point
	Increase	Decrease	Increase	Decrease
	(In thousands)
Effect on total of service and interest
cost components	$32	(24)	27	(20)

Effect on postretirement benefit obligation	$560	(428)	468	(357)

Plan Assets

The plans are unfunded and therefore had no assets at December 31, 2007 and 2006.

Contributions

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2008	$75
2009	81
2010	88
2011	95
2012	102
2013-2017	648

The Company expects to recognize $1.1 million of net prior service cost and $0.8 million of net loss as net periodic benefit cost in 2008 for the defined benefit plans.

(8) SHORT-TERM BORROWINGS

The Company has available a $40 million bank line of credit primarily for cash management purposes relating to investment transactions.  The Company is required to maintain a collateral security deposit in trust with the sponsoring bank equal to 120% of any outstanding liability. The Company had no outstanding liabilities or collateral security deposits with the bank at December 31, 2007 or 2006.

(9) COMMITMENTS AND CONTINGENCIES

(A) Legal Proceedings

In the course of an audit of a charitable tax-exempt foundation, the Internal Revenue Service (“IRS”) raised an issue under the special provisions of the Internal Revenue Code (“IRC”) governing tax-exempt private foundations as to certain interest-bearing loans from the Company to another corporation in which the tax-exempt foundation owns stock. The issue was whether such transactions constitute indirect self-dealing by the foundation, the result of which would be excise taxes on the Company by virtue of its participation in such transactions. By letter to the Company dated August 21, 2003, the IRS proposed an initial excise tax liability in the total amount approximating one million dollars as a result of such transactions. The Company disagreed with the IRS analysis. The Company contested and requested that this issue instead be referred to the IRS National Office for technical advice. The IRS audit team agreed and the matter was referred in November of 2003 to the IRS National Office. Such technical advice was subsequently issued on April 11, 2007 by the IRS National Office in the form of a memorandum, analyzing the issue, which concluded that such loans do not constitute indirect self-dealing.  By letter of June 5, 2007 from the IRS to the Company, the IRS concurred that based on the results of the Technical Advice Memorandum, there was no excise tax owed by the Company for the years under review.  This technical advice memorandum is binding on the IRS audit team.

The Company is a defendant in three class action lawsuits.  The Court has certified a class consisting of certain California policyholders age 65 and older alleging violations under California Business and Professions Code section 17200.  The Court has additionally certified a subclass of 36 policyholders alleging fraud against their agent, and vicariously, against National Western Life.  Management believes that the Company has good and meritorious defenses and intends to continue to vigorously defend itself against these claims.  A second class action lawsuit is in discovery with no class certification motion pending.  The third class action lawsuit was certified as a class by the trail court, but ultimately reversed by the Texas Supreme Court.  Thereupon the plaintiff filed a new motion for class certification which was denied by the trail court.  The Plaintiff filed a notice of appeal, which has not been perfected.  The Plaintiff and the Company have since filed a joint motion informing the Court of Appeals that the parties have reached a comprehensive settlement and that the parties jointly request the court to dismiss the appeal and remand the case to District Court for an agreed dismissal with prejudice to be entered by the District Court.

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts, assuming that the amounts are fully advanced and that collateral or other security is of no value. Commitments to extend credit are legally binding agreements to lend to a customer that generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments do not necessarily represent future liquidity requirements, as some could expire without being drawn upon. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company controls the credit risk of these transactions through credit approvals, limits, and monitoring procedures.  The Company had no commitments to extend credit relating to mortgage loans at December 31, 2007. The Company evaluates each customer's creditworthiness on a case-by-case basis.  In addition, the Company had commitments at December 31, 2007, of approximately $12.0 million which were approved by the Company’s Board of Directors for the construction of a nursing home facility in Central Texas with approximately $8.1 million remaining to be funded.

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

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations.  The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities.  As of December 31, 2007 and 2006, liabilities for guaranty association assessments totaled $1.3 million and $1.7 million, respectively. Other operating expenses related to state guaranty association assessments were minimal for the years ended December 31, 2007, 2006, and 2005.

(D) Leases

The Company leases its executive office building and various computer and other office related equipment under operating leases. Rental expenses for these leases were $0.9 million for the years ended December 31, 2007, 2006, and 2005.  Total future annual lease obligations as of December 31, 2007, are as follows (in thousands):

2008	$846
2009	846
2010	331
2011 and thereafter, in aggregate	-

Total	$2,023

(E)  Compensation Plan

Effective January 1, 2006, the Company implemented a Non-Qualified Deferred Compensation Plan to provide incentive bonuses to eligible agents.  Agents qualify for participation by meeting certain sales goals each year.  Company contributions are subject to a vesting schedule based on the agents’ years of qualification in the plan.  The Company expects to contribute $0.5 million to the plan in 2008.

(10) STOCKHOLDERS' EQUITY

(A) Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Common stock shares outstanding:
Shares outstanding at beginning of year	3,621	3,613	3,584
Shares exercised under stock option plan	1	8	29

Shares outstanding at end of year	3,622	3,621	3,613

(B) Dividend Restrictions

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on statutory earnings and surplus levels of the Company.  The maximum dividend payment which may be made without prior approval in 2008 was $70.7 million.  On August 24, 2007, the Board of Directors of the Company declared a cash dividend to stockholders on record as of October 31, 2007 and payable November 29, 2007.  The dividends approved were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders.

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

All of the employees of the Company and its subsidiaries are eligible to participate in the Plan.  In addition, directors of the Company, other than Compensation and Stock Option Committee members, are eligible for restricted stock awards, incentive awards, and performance awards.  Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. The directors' stock options vest 20% annually following one full year of service to the Company from the date of grant.  The officers' and employees’ stock options vest 20% annually following three full years of service to the Company from the date of grant.  Options issued expire after ten years.  No awards were issued in 2007 or 2006.

Through December 31, 2005, the Company classified the Plan as equity awards, and as such, utilized the grant date fair value method to measure compensation.  Effective March 10, 2006, as more fully described below, the Company's Plan classification was changed to liability and accordingly, the Company began using the current fair value method to measure compensation cost.  For the years ended December 31, 2007 and 2006, the liability balance was $7.7 million and $13.2 million, respectively.  A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
	Shares		Weighted-
	Available		Average
	For Grant	Shares	Exercise Price

Balance at December 31, 2006	26,477	128,465	$123.00
Stock Options:
Exercised	-	(32,290)	106.72
Forfeited	1,110	(1,110)	131.23
Expired	81	(81)	85.13

Balance at December 31, 2007	27,668	94,984	$128.47

The total intrinsic value of options exercised was $4.6 million, $3.3 million, and $3.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.  The total share-based liabilities paid were $4.4 million and $2.2 million for the years ended 2007 and 2006, respectively.  For the years ended December 31, 2007 and 2006, the total cash received from the exercise of options under the Plan was $0.1 million and $0.5 million, respectively.  The total fair value of shares vested during 2007 and 2006 was $3.2 million and $2.6 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2007.

	Options Outstanding
		Weighted-
		Average
	Number	Remaining	Options
	Outstanding	Contractual Life	Exercisable
Exercise prices:
$ 105.25	7,130	0.3 years	7,130
112.38	4,800	0.5 years	4,800
92.13	20,054	3.3 years	13,186
95.00	7,000	3.5 years	7,000
150.00	56,000	6.4 years	12,600

Totals	94,984		44,716

Aggregate intrinsic value
(in thousands)	$7,494		$4,213

The aggregate intrinsic value in the table above is based on the closing stock price of $207.37 per share on December 31, 2007.

In estimating the fair value of the options outstanding at December 31, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	2007	2006

Expected term of options	2 to 6 years	2 to 6 years
Expected volatility:
Range	18.84% to 27.56%	15.60% to 24.43%
Weighted-average	22.25%	19.81%
Expected dividend yield	0.17%	-
Risk-free rate:
Range	3.02% to 3.68%	4.69% to 5.01%
Weighted-average	3.28%	4.79%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company's historical volatility over the expected term.

The pre-tax compensation cost recognized in the financial statements related to the Plan was $(1.1) million, $13.1 million, and $0.9 million for the years ended December 31, 2007, 2006, and 2005, respectively.  The related tax (expense)/benefit recognized was $(0.4) million and $4.6 million for the years ended December 31, 2007 and 2006, respectively.

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

For the years ended December 31, 2007 and 2006, the total compensation cost related to nonvested options not yet recognized was $1.1 million and $2.9 million.  This amount is expected to be recognized over a weighted-average period of 2 years.  The Company recognizes compensation cost over the graded vesting periods.

(11) EARNINGS PER SHARE

Earnings per share amounts for the Company are presented using two different computations.  Basic earnings per share excludes dilutive effects of certain securities or contracts, such as stock options, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Stock options not included in the weighted-average number of diluted shares because such shares would have been anti-dilutive were immaterial.  In prior years, earnings per share were presented as one class of stock.  In the current year, the Company determined that U.S. GAAP requires a two-class presentation for the Company’s two classes of common stock (Note 6B).  Accordingly, the earnings per share for both Class A and Class B are now being presented.  Prior year amounts have been adjusted to reflect the two-class presentation.  The following table sets forth the computations of basic and diluted earnings per share.

	Years Ended December 31,
	2007		2006		2005
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and
Diluted Earnings Per Share:
Net income	$85,371		76,343		77,267
Dividends – Class A shares	(1,232)		(1,231)		(1,160)
Dividends – Class B shares	(36)		(36)		(34)

Undistributed income	$84,103		75,076		76,073

Allocation of net income:
Dividends	$1,232	36	1,231	36	1,160	34
Allocation of undistributed
income	81,715	2,388	72,944	2,132	73,908	2,165
Cumulative effect of change
in accounting principle	-	-	-	-	-	-

Net income	$82,947	2,424	74,175	2,168	75,068	2,199

Denominator:
Basic earnings per share -
weighted-average shares	3,422	200	3,421	200	3,413	200
Effect of dilutive
stock options	42	-	36	-	35	-

Diluted earnings per share -
adjusted weighted-average
shares for assumed
conversions	3,464	200	3,457	200	3,448	200

Basic Earnings Per Share	$24.24	12.12	21.69	10.84	22.06	11.00

Diluted Earnings Per Share	$23.95	12.12	21.46	10.84	21.83	11.00

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

SFAS No. 130 affects the Company's reporting presentation of certain items such as foreign currency translation adjustments, unrealized gains and losses on investment securities, and minimum pension liabilities.  These items are reflected as components of other comprehensive income, as reported in the accompanying consolidated financial statements.  Components of other comprehensive income and the related tax effect are provided below for 2007, 2006, and 2005.

	Amounts	Tax	Amounts
	Before	(Expense)	Net of
	Taxes	Benefit	Taxes
	(In thousands)

2007:
Unrealized gains (losses) on securities, net of effects
of deferred costs of $4,415:
Net unrealized holding gains
arising during period	$1,593	(558)	1,035
Reclassification adjustment for net
gains included in net earnings	(4,773)	1,670	(3,103)
Amortization of net unrealized losses
related to transferred securities	160	(56)	104

Net unrealized losses on securities	(3,020)	1,056	(1,964)

Foreign currency translation adjustments	(68)	24	(44)
Pension liability adjustment	(2,040)	714	(1,326)

Other comprehensive income (loss)	$(5,128)	1,794	(3,334)

	Amounts	Tax	Amounts
	Before	(Expense)	Net of
	Taxes	Benefit	Taxes
	(In thousands)

2006:
Unrealized gains (losses) on securities, net of effects
of deferred costs of $12,702:
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
	(In thousands)
2007:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$58,883	204,322	505,629	-	768,834
Total segment assets	399,097	796,012	5,500,226	106,039	6,801,374
Future policy benefits	320,287	556,893	4,703,363	-	5,580,543
Other policyholder liabilities	9,641	16,729	94,030	-	120,400

Condensed Income Statements:
Premiums and contract
revenues	$25,879	88,782	24,529	-	139,190
Net investment income	18,863	24,690	266,953	7,631	318,137
Other income	41	126	920	12,596	13,683
Total revenues	44,783	113,598	292,402	20,227	471,010
Life and other policy benefits	14,922	22,810	3,594	-	41,326
Amortization of deferred
policy acquisition costs	7,998	24,959	55,456	-	88,413
Universal life and investment
annuity contract interest	9,463	20,993	133,935	-	164,391
Other operating expenses	11,898	15,271	16,931	11,030	55,130
Federal income taxes	160	9,386	26,187	2,919	38,652
Total expenses	44,441	93,419	236,103	13,949	387,912
Segment earnings	$342	20,179	56,299	6,278	83,098

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)
2006:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$50,965	182,268	503,870	-	737,103
Total segment assets	381,490	715,064	5,467,733	103,087	6,667,374
Future policy benefits	314,039	498,997	4,720,421	-	5,533,457
Other policyholder liabilities	7,796	18,480	86,173	-	112,449

Condensed Income Statements:
Premiums and contract
revenues	$22,731	78,005	21,389	-	122,125
Net investment income	20,462	28,530	323,326	7,450	379,768
Other income	29	78	5,950	11,247	17,304
Total revenues	43,222	106,613	350,665	18,697	519,197
Life and other policy benefits	13,656	18,161	3,424	-	35,241
Amortization of deferred
policy acquisition costs	7,313	23,075	59,970	-	90,358
Universal life and investment
annuity contract interest	9,168	25,675	178,893	-	213,736
Other operating expenses	12,630	21,051	21,847	10,181	65,709
Federal income taxes	158	6,460	29,972	2,950	39,540
Total expenses	42,925	94,422	294,106	13,131	444,584
Segment earnings	$297	12,191	56,559	5,566	74,613

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

2005:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$46,055	164,989	489,535	-	700,579
Total segment assets	366,939	631,477	5,256,146	94,064	6,348,626
Future policy benefits	307,730	444,513	4,563,676	-	5,315,919
Other policyholder liabilities	10,135	16,936	73,486	-	100,557

Condensed Income Statements:
Premiums and contract
revenues	$22,172	70,379	18,816	-	111,367
Net investment income	19,958	23,123	258,485	8,647	310,213
Other income	35	75	588	8,881	9,579
Total revenues	42,165	93,577	277,889	17,528	431,159
Life and other policy benefits	14,932	21,232	2,998	-	39,162
Amortization of deferred
policy acquisition costs	5,798	20,389	61,768	-	87,955
Universal life and investment
annuity contract interest	8,842	18,118	123,732	-	150,692
Other operating expenses	8,349	13,359	17,019	7,622	46,349
Federal income taxes	1,435	6,920	24,457	3,347	36,159
Total expenses	39,356	80,018	229,974	10,969	360,317
Segment earnings	$2,809	13,559	47,915	6,559	70,842

Reconciliations of segment information to the Company's consolidated financial statements are provided below.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$139,190	122,125	111,367
Net investment income	318,137	379,768	310,213
Other income	13,683	17,304	9,579
Realized gains on investments	3,497	2,662	9,884

Total consolidated premiums and other revenue	$474,507	521,859	441,043

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$38,652	39,540	36,159
Taxes on realized gains on investments	1,224	932	3,459

Total taxes on consolidated net earnings	$39,876	40,472	39,618

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Net Earnings:
Total segment earnings	$83,098	74,613	70,842
Realized gains on investments, net of taxes	2,273	1,730	6,425

Total consolidated net earnings	$85,371	76,343	77,267

	December 31,
	2007	2006	2005
	(In thousands)
Assets:
Total segment assets	$6,801,374	6,667,374	6,348,626
Other unallocated assets	33,952	26,069	20,382

Total consolidated assets	$6,835,326	6,693,443	6,369,008

(B) Geographic Information

A significant portion of the Company's premiums and contract revenues are from countries other than the United States. Premiums and contract revenues detailed by country are provided below.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

United States	$61,637	48,561	42,403
Brazil	20,161	16,851	12,731
Taiwan	10,098	9,052	8,398
Argentina	8,987	8,811	8,881
Chile	8,465	8,324	8,338
Venezuela	7,925	6,905	6,420
Other foreign countries	38,238	37,112	36,570

Revenues, excluding reinsurance premiums	155,511	135,616	123,741
Reinsurance premiums	(16,321)	(13,491)	(12,374)

Total premiums and contract revenues	$139,190	122,125	111,367

Premiums and contract revenues are attributed to countries based on the location of the policyholder. The Company has no significant assets, other than financial instruments, located in countries other than the United States.

(C) Major Agency Relationships

A significant portion of the Company's premiums and deposits were sold through two independent marketing agencies in recent years. Combined business from these agencies accounted for approximately 22%, 21%, and 24% of total direct premium revenues and universal life and annuity contract deposits in 2007, 2006, and 2005, respectively.

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

Policy loans.  The fair values for policy loans are calculated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 2007 and 2006. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts. As a result, these assumptions incorporate both Company experience and mortality assumptions associated with such contracts.

Derivatives. Fair values for indexed options are based on counterparty market prices.

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

Annuity and supplemental contracts.  Fair values of the Company's liabilities for deferred annuity contracts are estimated to be the cash surrender values of each contract. The cash surrender value represents the policyholder's account balance less applicable surrender charges. The fair values of liabilities for immediate annuity contracts and supplemental contracts with and without life contingencies are estimated by discounting estimated cash flows using U.S. Treasury bill rates as of December 31, 2007 and 2006.

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

The carrying amounts and fair values of the Company's financial instruments are as follows:

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Values	Values	Values	Values
	(In thousands)

ASSETS
Investments in debt and equity securities:
Securities held to maturity	$3,778,603	3,774,193	3,603,434	3,567,625
Securities available for sale	1,900,714	1,900,714	1,902,568	1,902,568

Cash and short-term investments	45,206	45,206	49,901	49,901
Mortgage loans	99,033	100,786	103,325	105,919
Policy loans	83,772	117,958	86,856	120,120
Other loans	2,327	2,383	3,048	3,152
Derivatives	25,907	25,907	72,012	72,012
Life interest in Libbie Shearn
Moody Trust	1,620	12,775	1,935	12,775

LIABILITIES
Deferred annuity contracts	$4,442,799	4,096,947	4,469,843	3,671,116
Immediate annuity and
supplemental contracts	320,539	311,694	309,306	295,546

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

In addition, Mr. Moody, Jr. wholly owns an insurance marketing organization that maintains agency contracts with National Western pursuant to which agency commissions are paid in accordance with the Company's standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are paid in accordance with standard commission schedules. In 2007, commissions paid under these agency contracts aggregated approximately $210,600. In conjunction with these agency contracts, Mr. Moody, Jr. may be eligible to attend Company sales conferences and functions based upon meeting published minimum levels of qualifying sales production. In his capacity as an insurance marketing organization with the Company, Mr. Moody, Jr. also received product development fees associated with a product line of the Company which amounted to $11,600, $28,000 for consulting fees, and a marketing development allowance of $9,000 for the Company’s business efforts in Puerto Rico in 2007. Mr. Moody, Jr. received fees in 2006 and 2005 of $226,300 and $199,000, respectively.

Mr. Moody, Jr. further serves as the agent of record for several of the Company's benefit plans including the self-insured health plan for which Mr. Moody, Jr. provides utilization review services through a wholly-owned utilization review company.  In 2007, 2006, and 2005, amounts paid to Mr. Moody, Jr. as commissions and service fees pertaining to the Company's benefit plans approximated $65,500, $54,500, and $47,900, respectively.

During 2007, management fees totaling $846,000 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to a downstream nursing home subsidiary of National Western.  RMS is 1% owned by general partner RCC Management Services, Inc. ("RCC"), and 99% owned by limited partner, Three R Trusts.  RCC is 100% owned by the Three R Trusts.  The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg).  Charles D. Milos, Senior Vice President-Mortgage Loans and Real Estate, and director of the Company, is a director and Vice President of RCC.  Ellen C. Otte, Assistant Secretary of the Company, is a director and secretary of RCC.

The Company held a loan in the amount of $4.2 million issued to TMNY, LLC during 2007.  As of December 31, 2006, Robert L. Moody owned 20.5% of TMNY, LLC.  This loan matured and was paid in full during 2007.

The Company holds a common stock investment totaling approximately 9.4% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2007, the latest available financial information.  Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 98% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). The Company utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to the Company's defined benefit and contribution plans. Robert L. Moody serves as Chairman of the Board and Chief Executive Officer of MNB.  The ultimate owner of MNB is the Three R Trusts. Fees totaling $193,000, $187,000, and $188,000 were paid to MNB with respect to these services in 2007, 2006, and 2005, respectively.

(16) UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations for 2007 are summarized as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share data)

2007:
Revenues	$114,112	148,695	112,136	99,564

Earnings	$18,672	21,851	15,622	29,226

Basic earnings per share:
Class A	$5.30	6.20	4.44	8.30
Class B	$2.65	3.10	2.22	4.15

Diluted earnings per share:
Class A	$5.23	6.12	4.38	8.22
Class B	$2.65	3.10	2.22	4.15

Quarterly results of operations for 2006 are summarized as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share data)

2006:
Revenues	$136,255	100,643	129,880	155,081

Earnings	$14,045	22,227	16,072	23,999

Basic earnings per share:
Class A	$3.99	6.30	4.56	6.82
Class B	$1.99	3.14	2.28	3.41

Diluted earnings per share:
Class A	$3.95	6.23	4.52	6.75
Class B	$1.99	3.14	2.28	3.41

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES SCHEDULE I SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES December 31, 2007 (In thousands)

	(1)	Fair	Balance Sheet
Type of Investment	Cost	Value	Amount
Fixed maturity bonds:
Securities held to maturity:
United States government and government
agencies and authorities	$426,236	429,106	426,236
States, municipalities, and political subdivisions	13,287	13,271	13,287
Foreign governments	19,944	20,334	19,944
Public utilities	397,639	402,073	397,639
Corporate	1,194,260	1,192,205	1,194,260
Mortgage-backed	1,646,432	1,638,309	1,646,432
Asset-backed	80,805	78,895	80,805
Total securities held to maturity	3,778,603	3,774,193	3,778,603

Securities available for sale:
United States government and government
agencies and authorities	5,000	5,067	5,067
States, municipalities, and political subdivisions	48,280	48,507	48,507
Foreign Government	10,473	10,939	10,939
Public utilities	293,308	291,808	291,808
Corporate	1,242,402	1,235,493	1,235,493
Mortgage-backed	266,534	262,973	262,973
Asset-backed	26,227	26,214	26,214
Total securities available for sale	1,892,224	1,881,001	1,881,001
Total fixed maturity bonds	5,670,827	5,655,194	5,659,604

Equity securities:
Securities available for sale:
Common stocks:
Public utilities	906	1,458	1,458
Banks, trust and insurance companies (2)	120	118	118
Corporate	3,799	4,940	4,940
Preferred stocks	7,255	6,051	6,051
Total equity securities	12,080	12,567	12,567

Derivatives	53,314		25,907
Mortgage loans (3)	91,373		91,373
Policy loans	83,772		83,772
Other long-term investments (4)	18,413		16,562
Total investments other than
investments in related parties	$5,929,779		5,889,785

Notes:
(1) Bonds are shown at amortized cost, mortgage loans are shown at unpaid principal balances before allowances for possible losses, and real estate is stated at cost before allowances for possible losses.
(2) Equity securities with related parties having a cost of $0.2 million and balance sheet amount of $7.1 million have been excluded.
(3) Mortgage loans with related parties totaling $7.7 million have been excluded.
(4) Real estate acquired by foreclosure included in other long-term investments is as follows: cost $1.8 million; balance sheet amount $1.5 million.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2007, 2006, and 2005
(In thousands)

		(1)
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Reductions	Transfers	Period

Valuation accounts deducted
from applicable assets:

Allowance for possible
losses on mortgage loans:

December 31, 2007	$2,100	1,467	-	-	3,567

December 31, 2006	$-	2,100	-	-	2,100

December 31, 2005	$368	(368)	-	-	-

Allowance for possible
losses on real estate:

December 31, 2007	$-	-	-	-	-

December 31, 2006	$-	-	-	-	-

December 31, 2005	$1,397	(658)	-	-	739

Notes:
(1) These amounts were recorded to realized (gains) losses on investments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: March 14, 2008	/S/ Robert L. Moody
By: Robert L. Moody, Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/S/ Robert L. Moody	Chairman of the Board and	March 14, 2008
Robert L. Moody	Chief Executive Officer, and Director
(Principal Executive Officer)

/S/ Ross R. Moody	President and Chief Operating Officer, and Director	March 14, 2008
Ross R. Moody

/S/ Brian M. Pribyl	Senior Vice President - Chief Financial &	March 14, 2008
Brian M. Pribyl	Administrative Officer, and Treasurer
(Principal Financial Officer)

/S/ Kay E. Osbourn	Vice President, Controller & Assistant Treasurer	March 14, 2008
Kay E. Osbourn	(Principal Accounting Officer)

	Director	March 14, 2008
Harry L. Edwards

/S/ Stephen E. Glasgow	Director	March 14, 2008
Stephen E. Glasgow

/S/ E. Douglas McLeod	Director	March 14, 2008
E. Douglas McLeod

/S/ Charles D. Milos	Director	March 14, 2008
Charles D. Milos

/S/ Frances A. Moody-Dahlberg	Director	March 14, 2008
Frances A. Moody-Dahlberg

/S/ Russell S. Moody	Director	March 14, 2008
Russell S. Moody

/S/ Louis E. Pauls, Jr.	Director	March 14, 2008
Louis E. Pauls, Jr.

/S/ E.J. Pederson	Director	March 14, 2008
E.J. Pederson