Form 10-Q
period 2008-03-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2008-05-12
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

As of May 6, 2008, the number of shares of Registrant's common stock outstanding was: Class A – 3,425,454 and Class B - 200,000.

Table of Content

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	March 31,	December 31,
ASSETS	2008	2007

Investments:
Securities held to maturity, at amortized cost	$3,766,162	3,778,603
Securities available for sale, at fair value	1,911,583	1,900,714
Mortgage loans, net of allowance for possible losses
($3,568 and $3,567)	98,530	99,033
Policy loans	82,032	83,772
Derivatives	8,069	25,907
Other long-term investments	16,214	16,562

Total Investments	5,882,590	5,904,591

Cash and short-term investments	93,997	45,206
Deferred policy acquisition costs	663,117	664,805
Deferred sales inducements	104,937	104,029
Accrued investment income	64,222	65,034
Federal income tax receivable	6,099	10,010
Other assets	46,112	41,651

	$6,861,074	6,835,326

See accompanying notes to condensed consolidated financial statements.

Table of Content

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2008	2007

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$138,723	138,672
Universal life and annuity contracts	5,423,348	5,441,871
Other policyholder liabilities	130,685	120,400
Federal income tax liability:
Current	-	-
Deferred	65,599	61,720
Other liabilities	75,742	60,978

Total liabilities	5,834,097	5,823,641

COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,425,454 and
3,422,324 issued and outstanding in 2008 and 2007	3,425	3,422
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2008 and 2007	200	200
Additional paid-in capital	36,563	36,236
Accumulated other comprehensive loss	(6,549)	(7,065)
Retained earnings	993,338	978,892

Total stockholders’ equity	1,026,977	1,011,685

	$6,861,074	6,835,326

Note:  The condensed consolidated balance sheet at December 31, 2007, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

Table of Content

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
(In thousands, except per share amounts)

	2008	2007

Premiums and other revenue:
Life and annuity premiums	$3,894	4,733
Universal life and annuity contract revenues	32,218	28,796
Net investment income	59,430	77,026
Other income	3,139	3,316
Realized gains (losses) on investments	(44)	241

Total premiums and other revenue	98,637	114,112

Benefits and expenses:
Life and other policy benefits	10,455	10,974
Amortization of deferred policy acquisition costs	26,249	23,785
Universal life and annuity contract interest	26,617	37,433
Other operating expenses	13,430	14,116

Total benefits and expenses	76,751	86,308

Earnings before Federal income taxes	21,886	27,804

Provision for Federal income taxes:
Current	3,890	4,314
Deferred	3,550	4,818

Total Federal income taxes	7,440	9,132

Net earnings	$14,446	18,672

Basic Earnings Per Share:
Class A	$4.10	5.30
Class B	$2.05	2.65

Diluted Earnings Per Share:
Class A	$4.07	5.23
Class B	$2.05	2.65

See accompanying notes to condensed consolidated financial statements.

Table of Content

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007

Net earnings	$14,446	18,672

Other comprehensive income, net of effects of
deferred costs and taxes:
Unrealized gains on securities:
Net unrealized holding gains arising during period	408	4,723
Reclassification adjustment for net gains
included in net earnings	(36)	(167)
Amortization of net unrealized gains related to transferred securities	16	20

Net unrealized gains on securities	388	4,576

Foreign currency translation adjustments	(181)	(87)

Benefit plans:
Amortization of net prior service cost and net gain	309	-

Other comprehensive gain	516	4,489

Comprehensive income	$14,962	23,161

See accompanying notes to condensed consolidated financial statements.

Table of Content

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007
Common stock:
Balance at beginning of year	$3,622	3,621
Shares exercised under stock option plan	3	1

Balance at end of period	3,625	3,622

Additional paid-in capital:
Balance at beginning of year	36,236	36,110
Shares exercised under the stock option plan	327	126

Balance at end of period	36,563	36,236

Accumulated other comprehensive income:
Unrealized gains on securities:
Balance at beginning of year	1,184	3,148
Change in unrealized gains during period	388	4,576

Balance at end of period	1,572	7,724

Foreign currency translation adjustments:
Balance at beginning of year	3,078	3,122
Change in translation adjustments during period	(181)	(87)

Balance at end of period	2,897	3,035

Benefit plan liability adjustment:
Balance at beginning of year	(11,327)	(10,001)
Amortization of net prior service cost and net gain	309	-

Balance at end of period	(11,018)	(10,001)

Accumulated other comprehensive income (loss) at end of period	(6,549)	758

Retained earnings:
Balance at beginning of year	978,892	896,984
Cumulative effect of change in accounting principle, net of tax	-	(2,195)
Net earnings	14,446	18,672

Balance at end of period	993,338	913,461

Total stockholders' equity	$1,026,977	954,077

See accompanying notes to condensed consolidated financial statements.

Table of Content

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007

Cash flows from operating activities:
Net earnings	$14,446	18,672
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and annuity contract interest	26,617	37,433
Surrender charges and other policy revenues	(9,568)	(8,600)
Realized (gains) losses on investments	44	(241)
Accrual and amortization of investment income	(1,300)	(996)
Depreciation and amortization	272	356
Decrease in value of derivatives	20,480	8,590
Increase in deferred policy acquisition and sales inducement costs	(1,535)	(1,290)
Decrease in accrued investment income	812	610
(Increase) decrease in other assets	(2,773)	5,580
Increase in liabilities for future policy benefits	52	784
Increase in other policyholder liabilities	10,285	6,173
Increase in Federal income tax liability	8,100	7,788
Decrease in other liabilities	(814)	(10,547)
Other	1,810	(1,742)

Net cash provided by operating activities	66,928	62,570

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	-	5,175
Securities available for sale	124	234
Other investments	197	171
Proceeds from maturities and redemptions of:
Securities held to maturity	248,009	28,571
Securities available for sale	78,696	78,592
Derivatives	8,964	8,570
Purchases of:
Securities held to maturity	(234,856)	(71,837)
Securities available for sale	(67,636)	(87,912)
Other investments	(11,810)	(9,576)
Principal payments on mortgage loans	1,308	13,912
Cost of mortgage loans acquired	(777)	(16,066)
Decrease in policy loans	(1,546)	(613)
Other	(1,893)	(938)

Net cash provided by (used in) investing activities	18,780	(51,717)

(Continued on next page)

Table of Content

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007

Cash flows from financing activities:
Deposits to account balances for universal life
and annuity contracts	$115,410	111,937
Return of account balances on universal life
and annuity contracts	(152,553)	(137,622)
Issuance of common stock under stock option plan	330	127

Net cash used in financing activities	(36,813)	(25,558)

Effect of foreign exchange	(104)	(156)

Net increase (decrease) in cash and short-term investments	48,791	(14,861)
Cash and short-term investments at beginning of year	45,206	49,901

Cash and short-term investments at end of period	$93,997	35,040

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the three month period for:
Interest	$10	10
Income taxes	-	1,254

See accompanying notes to condensed consolidated financial statements.

Table of Content

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2008, and the results of its operations and its cash flows for the three months ended March 31, 2008 and 2007.  The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov.

The accompanying condensed consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly-owned subsidiaries ("Company"), The Westcap Corporation, NWL Investments, Inc., NWL Services, Inc., NWL Financial, Inc., and Regent Care San Marcos Holdings, LLC.  All significant intercorporate transactions and accounts have been eliminated in consolidation.

(2)  CHANGES IN ACCOUNTING PRINCIPLES

In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1") which was effective for internal replacements occurring in fiscal years beginning after December 15, 2006. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.  The Company had an impact related to the adoption of SOP 05-1 for contracts which annuitized and for reinstatements of contracts.  The unamortized deferred acquisition costs and deferred sales inducement assets have to be written-off at the time of annuitization and can not be continued related to reinstatements.  SOP 05-1 resulted in changes in assumptions relative to estimated gross profits which affected unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement balances as of the beginning of 2007.  The effect of this SOP on beginning retained earnings as of January 1, 2007 was a decrease of $2.2 million, net of tax, as detailed below.

Amounts
(In thousands)

Write-off of deferred acquisition cost	$3,321
Adjustment to deferred annuity revenue	56
3,377

Federal income tax	(1,182)

Cumulative effect of change in accounting for
internal replacements and investment contracts	$2,195

Table of Content

In September of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The Company adopted SFAS 157 effective January 1, 2008, and the adoption did not have an impact on the Company’s consolidated financial statements.  See Note 9 for additional disclosures concerning fair value measurement.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. The Company adopted  SFAS 159 effective January 1, 2008, which did not have an impact on the consolidated financial statements as no items were elected for measurement at fair value upon initial adoption.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  SFAS 141(R) establishes how an entity accounts for the identifiable assets acquired, liabilities assumed, and any noncontrolling interests acquired, how to account for goodwill acquired and determines what disclosures are required as part of a business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, early adoption is prohibited. The adoption of SFAS 141(R) is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years and interim periods beginning after November 15, 2008.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This statement requires enhanced disclosures regarding an entity’s derivative and hedging activity to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

(3)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The Company paid no cash dividends on common stock during the three months ended March 31, 2008 and 2007.

Table of Content

(4)  EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net income by the weighted-average basic common shares outstanding during the period.  Diluted earnings per share assumes the issuance of common shares applicable to stock options in the denominator.

	Three Months Ended March 31,
	2008		2007
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and
Diluted Earnings Per Share:
Net income	$14,446		18,672
Dividends – Class A shares	-		-
Dividends – Class B shares	-		-

Undistributed income	$14,446		18,672

Allocation of net income:
Dividends	$-	-	-	-
Allocation of undistributed income	14,036	410	18,142	530

Net income	$14,036	410	18,142	530

Denominator:
Basic earnings per share -
weighted-average shares	3,423	200	3,421	200
Effect of dilutive
stock options	24	-	48	-

Diluted earnings per share -
adjusted weighted-average
shares for assumed
conversions	3,447	200	3,469	200

Basic Earnings Per Share	$4.10	2.05	5.30	2.65

Diluted Earnings Per Share	$4.07	2.05	5.23	2.65

Table of Content

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

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Service cost	$180	173
Interest cost	272	255
Expected return on plan assets	(275)	(237)
Amortization of prior service cost	1	1
Amortization of net loss	80	88

Net periodic benefit cost	$258	280

The Company expects to contribute $1.1 million to the plan in 2008.  As of March 31, 2008, the Company has not yet contributed to the plan.

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

Table of Content

The following summarizes the components of net periodic benefit costs for these non-qualified plans.

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Service cost	$193	407
Interest cost	241	177
Amortization of prior service cost	260	260
Amortization of net loss	101	46

Net periodic benefit cost	$795	890

The Company expects to contribute $1.7 million to these plans in 2008.  As of March 31, 2008, the Company has not yet contributed to the plan.

(B)  Defined Benefit Postretirement Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following summarizes the components of net periodic benefit costs.

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Interest cost	$35	29
Amortization of net loss	7	-
Amortization of prior service cost	26	26

Net periodic benefit cost	$68	55

As previously disclosed in its financial statements for the year ended December 31, 2007, the Company expects to contribute minimal amounts to the plan in 2008.

Table of Content

(6)  SEGMENT AND OTHER OPERATING INFORMATION

Under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information for the quarters ended March 31, 2008 and 2007 is provided below.

Selected Segment Information:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Total
	(In thousands)

March 31, 2008:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$61,709	206,193	500,152	-	768,054
Total segment assets	403,186	812,575	5,489,342	123,456	6,828,559
Future policy benefits	320,225	565,910	4,675,936	-	5,562,071
Other policyholder liabilities	11,502	18,608	100,575	-	130,685

Three Months Ended
March 31, 2008:
Condensed Income Statements:
Premiums and contract
revenues	$6,619	23,485	6,008	-	36,112
Net investment income	5,161	3,039	50,297	933	59,430
Other income	6	12	38	3,083	3,139

Total revenues	11,786	26,536	56,343	4,016	98,681

Policy benefits	4,205	5,313	937	-	10,455
Amortization of deferred
acquisition costs	2,287	8,791	15,171	-	26,249
Universal life and investment
annuity contract interest	2,355	2,694	21,568	-	26,617
Other operating expenses	2,974	3,872	3,806	2,778	13,430
Federal income taxes	(12)	1,994	5,052	421	7,455

Total expenses	11,809	22,664	46,534	3,199	84,206

Segment earnings (losses)	$(23)	3,872	9,809	817	14,475

Table of Content

Selected Segment Information:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Total
	(In thousands)

March 31, 2007:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$52,491	180,409	499,369	-	732,269
Total segment assets	388,103	723,250	5,487,541	103,794	6,702,688
Future policy benefits	316,880	509,015	4,713,294	-	5,539,189
Other policyholder liabilities	10,812	18,605	89,205	-	118,622

Three Months Ended
March 31, 2007:
Condensed Income Statements:
Premiums and contract
revenues	$6,333	21,671	5,525	-	33,529
Net investment income	4,678	5,762	65,753	833	77,026
Other income	14	45	228	3,029	3,316

Total revenues	11,025	27,478	71,506	3,862	113,871

Policy benefits	6,141	3,677	1,156	-	10,974
Amortization of deferred
acquisition costs	1,864	8,163	13,758	-	23,785
Universal life and investment
annuity contract interest	2,320	5,252	29,861	-	37,433
Other operating expenses	2,712	4,310	4,481	2,613	14,116
Federal income taxes	(660)	1,995	7,303	410	9,048

Total expenses	12,377	23,397	56,559	3,023	95,356

Segment earnings (losses)	$(1,352)	4,081	14,947	839	18,515

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$36,112	33,529
Net investment income	59,430	77,026
Other income	3,139	3,316
Realized gains (losses) on investments	(44)	241

Total consolidated premiums and other revenue	$98,637	114,112

Table of Content

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$7,455	9,048
Taxes on realized gains (losses) on investments	(15)	84

Total consolidated Federal income taxes	$7,440	9,132

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net Earnings:
Total segment earnings	$14,475	18,515
Realized gains (losses) on investments, net of taxes	(29)	157

Total consolidated net earnings	$14,446	18,672

	March 31,
	2008	2007
	(In thousands)
Assets:
Total segment assets	$6,828,559	6,702,688
Other unallocated assets	32,515	24,790

Total consolidated assets	$6,861,074	6,727,478

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

All of the employees of the Company and its subsidiaries are eligible to participate in the Plan.  In addition, directors of the Company, other than Compensation and Stock Option Committee members, are eligible for restricted stock awards, incentive awards, and performance awards.  Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. The directors' stock options vest 20% annually following one full year of service to the Company from the date of grant.  The officers' stock options vest 20% annually following three full years of service to the Company from the date of grant.  Options issued expire after ten years.  No awards were issued in the first quarter of 2008 or during the year 2007.

Table of Content

The Company adopted and implemented a limited stock buy-back program which provides option holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company.  Option holders may elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. The buy-back program did not alter the terms and conditions of the Plan, however the program necessitated a change in accounting from the equity classification to the liability classification.  Accordingly, the Company is using the current fair value method to measure compensation cost.  A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
			Weighted-
	Shares		Average
	Available		Exercise
	For Grant	Shares	Price

Balance at January 1, 2008	27,668	94,984	$128.47
Stock Options:
Exercised	-	(15,580)	99.43
Forfeited	-	-	-
Expired	-	-	-

Balance at March 31, 2008	27,668	79,404	$134.16

The total intrinsic value of options exercised was $1.6 million and $2.4 million for the three months ended March 31, 2008 and 2007, respectively.  The total share-based liabilities paid were $1.3 million for the three months ended March 31, 2008.  There were no shares vested during the first quarter of 2008.

The following table summarizes information about stock options outstanding at March 31, 2008.

	Options Outstanding
		Weighted-
		Average
	Number	Remaining	Options
	Outstanding	Contractual Life	Exercisable
Exercise prices:
$ 112.38	3,800	0.2 years	3,800
92.13	12,604	3.1 years	5,736
95.00	7,000	3.2 years	7,000
150.00	56,000	6.0 years	12,600

Totals	79,404		29,136

Aggregate intrinsic value
(in thousands)	$6,561		$2,806

The aggregate intrinsic value in the table above is based on the closing stock price of $216.79 per share on March 31, 2008.

Table of Content

In estimating the fair value of the options outstanding at March 31, 2008 and 2007, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	2008	2007

Expected term of options	1 to 5 years	2 to 6 years
Expected volatility:
Range	21.59% to 30.17%	15.63% to 23.72%
Weighted-average	24.07%	19.36%
Expected dividends	$0.36	-
Risk-free rate:
Range	1.61% to 3.06%	4.57% to 4.95%
Weighted-average	2.31%	4.67%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on historical volatility over the expected term.

The pre-tax compensation cost recognized in the financial statements related to the Plan was $(58,000) and $1.3 million for the three months ended March 31, 2008 and 2007, respectively.  The related tax (benefit) expense recognized was $(20,000) and $0.4 million for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, the total compensation cost related to nonvested options not yet recognized was $0.9 million.  This amount is expected to be recognized over a weighted-average period of 1.4 years.  The Company recognizes compensation cost over the graded vesting periods.

For the three months ended March 31, 2008 and 2007, the total cash received from the exercise of options under the Plan was $0.3 million and $0.1 million, respectively.

(8)  LEGAL PROCEEDINGS

The Company is a defendant in three class action lawsuits.  The Court has certified a class consisting of certain California policyholders age 65 and older alleging violations under California Business and Professions Code section 17200.  The Court has additionally certified a subclass of 36 policyholders alleging fraud against their agent, and vicariously, against National Western Life.  Management believes that the Company has good and meritorious defenses and intends to continue to vigorously defend itself against these claims.  A second class action lawsuit is in discovery with no class certification motion pending.  The third class action lawsuit was certified as a class by the trial court, but ultimately reversed by the Texas Supreme Court.  Thereupon the plaintiff filed a new motion for class certification which was denied by the trial court.  The Plaintiff filed a notice of appeal, which has not been perfected.

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

Table of Content

(9)  FAIR VALUE MEASUREMENTS

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price methodology). SFAS 157 establishes a framework for measuring fair value that includes a hierarchy used to classify inputs used in measuring fair value. The hierarchy prioritizes inputs to valuation techniques used to measure fair value into three levels which are either observable or unobservable. Observable inputs reflect market data obtained from independent sources while unobservable inputs reflect an entity’s view of market assumptions in the absence of observable market information. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1:  Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. These generally provide the most reliable evidence and are used to measure fair value whenever available. The Company’s Level 1 assets include equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets.

Level 2:  Fair value is based upon significant inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable for substantially the full term of the asset or liability through corroboration with observable market data as of the reporting date. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, model-derived valuations whose inputs are observable or whose significant value drivers are observable  and other observable inputs. The Company’s Level 2 assets include fixed maturity debt securities (corporate and private bonds, government or agency securities, asset-backed and mortgage-backed securities), preferred stock, certain equity securities, and over-the-counter derivative contracts. The Company's Level 2 liabilities consist of certain product-related embedded derivatives.  Valuations are generally obtained from third party pricing services for identical or comparable assets or determined through use of valuation methodologies using observable market inputs.

Level 3:  Fair value is based on significant unobservable inputs which reflect the entity’s or third party pricing service assumptions about the assumptions market participants would use in pricing an asset or liability. The Company’s Level 3 assets include certain equity securities and certain less liquid or private fixed maturity debt securities where significant valuation inputs cannot be corroborated with market observable data. The Company's Level 3 liabilities consist of share-based compensation obligations.  Valuations are estimated based on non-binding broker prices or internally developed valuation models or methodologies, discounted cash flow models and other similar techniques.

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	March 31, 2008
Description	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$1,892,223	-	1,890,607	1,616
Equity securities, available for sale	19,360	267	11,903	7,190
Derivatives	8,069	-	8,069	-

Total assets	$1,919,652	267	1,910,579	8,806

Policyholder account balances (a)	$18,867	-	18,867	-
Other liabilities (b)	6,387	-	-	6,387

Total liabilities	$25,254	-	18,867	6,387

(a)  Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)  Represents the liability for share-based compensation.

Table of Content

The following table provides additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	For Sale	For Sale	Assets	Liabilities
	(In thousands)

Beginning balance, January 1, 2008	$1,618	7,147	8,765	7,712
Total realized and unrealized gains (losses):
Included in net income	-	-	-	(58)
Included in other comprehensive income (loss)	-	43	43	-
Purchases, sales, issuances and settlements, net	(2)	-	(2)	(1,267)
Transfers into (out of) Level 3	-	-	-	-

Ending balance, March 31, 2008	$1,616	7,190	8,806	6,387

Amount of total gains (losses) for the period
included in net income attributable to the change
in unrealized gains (losses) relating to assets still
held as of March 31, 2008	$-	-	-	(58)

Realized gains (losses) on Level 3 assets and liabilities are reported in the consolidated statements of earnings as net investment gains (losses) while unrealized gain (losses) are reported as other comprehensive income (loss) within stockholders’ equity.

The fair value hierarchy classifications are reviewed each reporting period. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes. Reclassifications are reported as transfers into and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

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

Table of Content

OVERVIEW

Insurance Operations - Domestic

The Company is currently licensed to do business in all states except for New York.  Products marketed are annuities, universal life insurance, fixed indexed annuities and fixed indexed universal life, and traditional life insurance, which include both term and whole life products.  The Company’s domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed indexed annuities.  Most of these annuities can be sold as tax qualified or nonqualified products.  At March 31, 2008, the Company maintained approximately 119,100 annuity policies in force.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 5,450 independent agents contracted.  Roughly 27% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper socioeconomic classes.  Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another.  Products issued to international residents are almost entirely universal life and traditional life insurance products.  However, certain annuity and investment contracts are also available. At March 31, 2008, the Company had approximately 73,400 international life insurance policies in force representing approximately $15.0 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 5,460 independent international consultants and brokers currently contracted, 42% of which have submitted policy applications to the Company in the past twelve months.

There are some inherent risks of accepting international applications which are not present within the domestic market that are reduced substantially by the Company in several ways.  As previously described, the Company accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources.  This targeted customer base coupled with the Company's conservative underwriting practices have historically resulted in claims experience, due to natural causes, similar to that in the United States.  The Company minimizes exposure to foreign currency risks by requiring payment of premiums, claims and other benefits almost entirely in United States dollars. The Company's over forty years of experience with the international products and its longstanding independent consultant and broker-agents relationships further serve to minimize risks.

Table of Content

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

	Three Months Ended March 31,
	2008	2007
	(In thousands)

International:
Universal life	$3,230	1,644
Traditional life	1,354	1,727
Fixed-indexed life	4,107	4,727
	8,691	8,098

Domestic:
Universal life	899	373
Traditional life	38	75
Fixed-indexed life	2,332	1,422
	3,269	1,870

Totals	$11,960	9,968

Life insurance sales as measured by annualized first year premiums increased 20% in the first quarter of 2008 as compared to the first quarter of 2007. Both of the Company's life insurance lines of business, international and domestic, posted increases over the comparable results in the first quarter of 2007 with domestic sales up 75% and international sales 7% greater.

Over the past three or four years management has placed considerable emphasis on building domestic life insurance sales as a strategic focus for future growth. This focus was also in response to comments from outside rating agencies who expressed a preference for a greater proportion of overall Company earnings to derive from the life insurance line of business. Domestic operations have generally focused more heavily on annuity sales than on life insurance sales. The Company spent the greater part of 2003 and 2004 revamping its domestic life operations by changing the way it contracts distribution for life business, eliminating products and distribution that have not contributed significantly to earnings, and creating new and competitive products. A single premium universal life ("SPUL") product was launched at the end of 2003 beginning a diversification of the Company's product portfolio away from smaller dollar face amount policies. The Company released its first fixed equity-indexed universal life ("EIUL") product for its domestic markets at the end of the third quarter of 2005. This product accounted for 71% of domestic life insurance sales in the first three months of 2008. With the introduction of the EIUL and SPUL products and the discontinued marketing of smaller premium and volume life insurance policies, the Company has attracted new independent distributors with access to customers purchasing larger face amounts of insurance per policy. As a result, the Company has witnessed an increase in the average amount of per policy coverage purchased in its domestic markets as shown in the following table:

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2003	$76,100	219,600
Year ended December 31, 2004	101,700	234,500
Year ended December 31, 2005	137,900	245,900
Year ended December 31, 2006	315,800	254,700
Year ended December 31, 2007	416,800	251,000
Three months ended March 31, 2008	505,400	250,600

Table of Content

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

	Three Months Ended March 31,
	2008	2007

Percentage of International Sales:
Latin America	60.1%	60.6%
Pacific Rim	25.3	18.6
Eastern Europe	14.6	20.8

Totals	100.0%	100.0%

Year-to-date, the Company has recorded sales to residents outside of the United States in over thirty different countries with Brazil (26%), Taiwan (25%), and Kazakhstan (8%) making up the largest markets.

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of March 31,
	2008	2007
	($ in thousands)
Universal life:
Number of policies	73,140	75,550
Face amounts	$8,157,590	8,007,830

Traditional life:
Number of policies	51,230	52,880
Face amounts	$1,856,520	1,756,000

Fixed-indexed life:
Number of policies	25,520	20,630
Face amounts	$5,828,780	4,519,930

Rider face amounts	$2,088,800	1,817,290

Total life insurance:
Number of policies	149,890	149,060
Face amounts	$17,931,690	16,101,050

Table of Content

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Fixed-indexed annuities	$73,008	68,684
Other deferred annuities	25,822	27,657
Immediate annuities	1,728	1,722

Total	$100,558	98,063

Annuity sales for the first quarter of 2008 were 3% higher than the comparable period in 2007 reversing a declining trend of the past several years. Since 2003 when the Company achieved nearly $1.2 billion in sales, annuity sales have trended lower due to a combination of declining interest rates, investors returning to alternative investment vehicles and the Company managing its targeted levels of risk and statutory capital and surplus. During the past several years the interest rate yield curve has either been inverted (shorter term rates higher than longer term rates) or relatively flat. In such an interest rate environment, consumers tend toward short term investment vehicles such as bank certificates of deposits rather than longer term choices which include fixed rate annuities.

The Company's mix of annuity sales has shifted the past few years. With a stronger performance in the equity market, sales of fixed indexed annuity products have been more prevalent since 2004. Over the past several years, sales of fixed indexed products have consistently accounted for more than one-half of all annuity sales and were 73% during the first three months of 2008. For all fixed indexed products, the Company purchases over the counter options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases), becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products.

The level of annuity sales volume the past several years has required a greater level of asset/liability analysis. The Company monitors its asset/liability matching within the self-constraints of desired capital levels and risk tolerance. Despite the amounts of new business, the company's capital level remains substantially above industry averages and regulator targets.

Table of Content

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of March 31,
	2008	2007
	($ in thousands)

Fixed-indexed annuities
Number of policies	32,380	31,000
GAAP annuity reserves	$1,959,740	1,834,094

Other deferred annuities
Number of policies	73,230	79,020
GAAP annuity reserves	$2,451,216	2,627,803

Immediate annuities
Number of policies	13,510	12,990
GAAP annuity reserves	$262,237	248,420

Total annuities
Number of policies	119,120	123,010
GAAP annuity reserves	$4,673,193	4,710,317

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

Table of Content

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

Deferred Sales Inducements.  Costs related to sales inducements offered on sales to new customers, principally on investment type contracts and primarily in the form of additional credits to the customer’s account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts, are deferred and recorded as other assets.  All other sales inducements are expensed as incurred and included in interest credited to contract holders’ funds.  Deferred sales inducements are amortized to income using the same methodology and assumptions as DAC, and are included in interest credited to contract holders’ funds.  Deferred sales inducements are periodically reviewed for recoverability.  See the discussion of the adoption of Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts on page 10 of this report.

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

Investment activities of the Company are integral to its insurance operations. Since life insurance benefits may not be paid until many years into the future, the accumulation of cash flows from premium receipts are invested with income reported as revenue when earned. Anticipated yields on investments are reflected in premium rates, contract liabilities, and other product contract features.  These anticipated yields are implied in the interest required on the Company’s net insurance liabilities (future policy benefits less deferred acquisition costs) and contractual interest obligations in its insurance and annuity products.  The Company benefits to the extent actual net investment income exceeds the required interest on net insurance liabilities and manages the rates it credits on its products to maintain the targeted excess or “spread” of investment earnings over interest credited. The Company will continue to be required to provide for future contractual obligations in the event of a decline in investment yield. For more information concerning revenue recognition, investment accounting, and interest sensitivity, please refer to Note 1, Summary of Significant Accounting Policies, and Note 3, Investments, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and the discussions under Investments in Item 2 of this report.

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

Table of Content

The Company annually reviews its pension benefit plan assumptions which include the discount rate, the expected long-term rate of return on plan assets, and the compensation increase rate.  The assumed discount rate is set based on the rates of return on high quality long-term fixed income investments currently available and expected to be available during the period to maturity of the pension benefits.  The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on long-term investment policy of the plans and the various classes of the invested funds, based on the input of the plan’s investment advisors and consulting actuary and the plan’s historic rate of return.  The compensation rate increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation.  The freeze ceased future benefit accruals to all participants and closed the Plan to any new participants. In addition, all participants immediately 100% vested in their accrued benefits as of that date.

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

Other significant accounting policies, although not involving the same level of measurement uncertainties as those discussed above but nonetheless important to an understanding of the financial statements, are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Table of Content

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Traditional life and annuity premiums	$3,894	4,733
Universal life and annuity contract revenues	32,218	28,796
Net investment income (excluding derivatives)	83,987	81,621
Other income	3,139	3,316

Operating revenues	123,238	118,466
Derivative loss	(24,557)	(4,595)
Realized gains (losses) on investments	(44)	241

Total revenues	$98,637	114,112

Traditional life and annuity premiums - Traditional life and annuity premiums decreased 17.7% in the first three months of 2008 compared to the same period in 2007.  Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. These are products that the Company has de-emphasized in favor of universal life products, particularly equity-indexed universal life products.

Universal life and annuity contract revenues - Revenues for universal life and annuity contract revenues increased 11.9% for the three months in 2008 compared to 2007 and consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances.  Revenues in the form of cost of insurance charges were $20.0 million in the first quarter of 2008 compared to $17.9 million for the quarter ended March 31, 2007, reflecting the growing block of life insurance in force.  Surrender charges assessed against policyholder account balances upon withdrawal increased to $9.0 million in the first quarter of 2008 versus $7.6 million in 2007 indicative of a slightly higher incidence of policy withdrawals and terminations.

Net investment income - A detail of net investment income is provided below.

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Gross investment income:
Debt securities	$78,693	76,316
Mortgage loans	1,959	2,208
Policy loans	1,520	1,645
Short-term investments	1,163	1,886
Other invested assets	1,308	235

Total investment income	84,643	82,290
Investment expenses	656	669

Net investment income
(excluding derivatives)	83,987	81,621
Derivative loss	(24,557)	(4,595)

Net investment income	$59,430	77,026

Table of Content

Short term investment income declined $0.7 million in the first quarter of 2008 from the prior year first quarter as the Company reduced its short-term holdings in response to a reshaping of the yield curve. During the early part of 2007, the shape of the yield curve was inverted or flat offering value at the short end of the maturity range. With the decline in short-term rates as a result of Federal Reserve Board reductions, the yield curve steepened eliminating some of the value of the shorter maturities. Income from other invested assets for the three months ended March 31, 2008 includes a settlement payment of $0.9 million from a previously impaired and sold security.  Derivative income and losses are recorded as a component of investment income but may fluctuate substantially from period to period based on the performance of the S&P 500® Composite Stock Price Index ("S&P 500 Index®").  See the discussion that follows this section relating to index options and derivatives.

To ensure the Company will be able to pay future commitments to policyholders and provide a financial return, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed maturity debt securities.  The income from these investments is closely monitored by the Company due to its significant impact on the business.

Net investment income performance is summarized as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Excluding derivatives:
Net investment income	$83,987	81,621
Average invested assets, at amortized cost	$5,820,135	5,673,090
Annual yield on average invested assets	5.77%	5.75%

Including derivatives:
Net investment income	$59,430	77,026
Average invested assets, at amortized cost	$5,886,236	5,750,193
Annual yield on average invested assets	4.04%	5.36%

The yield on average invested assets increased from 5.75% in 2007 to 5.77% in 2008, excluding derivatives.  The higher yield in 2008 compared to 2007 is due to the additional income recognized from the other invested assets as well as a modest shift in the portfolio from short-term investment holdings to long-term debt securities. Although long-term interest rate levels were lower in the first quarter of 2008 compared to the first quarter of 2007, the increase in corporate spreads over treasury rates substantially offset the lower interest rate level such that long-term investment yields remained largely the same.  Net investment income performance is analyzed excluding the derivative income which is a common practice in the insurance industry in order to assess underlying profitability and results from ongoing operations.

Other income - Other income primarily pertains to the Company's operations involving a nursing home in Reno, Nevada.  Revenues associated with this operation were $3.1 million and $3.0 million for the three months ended March 31, 2008 and 2007, respectively.

Derivative income (loss) - Index options are derivative financial instruments used to hedge the equity return component of the Company's fixed-indexed products. Index options are intended to act as hedges to match closely the returns on the S&P 500 Index®.  With an increase or decline in this index, the index option values likewise increase or decline.  Any income or loss from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income. However, increases or decreases in income from these options are substantially offset by corresponding increases or decreases in amounts credited to fixed-indexed annuity and life policyholders.

Table of Content

Derivative components included in net investment income and the corresponding contract interest amounts are detailed below for each date presented.

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Derivatives:
Unrealized loss	$(20,480)	(8,590)
Realized income (loss)	(4,077)	3,995

Total loss included in net investment income	$(24,557)	(4,595)

Total contract interest	$26,617	37,433

Benefits and Expenses.  The following details benefits and expenses.

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Life and other policy benefits	$10,455	10,974
Amortization of deferred acquisition costs	26,249	23,785
Universal life and annuity contract interest	26,617	37,433
Other operating expenses	13,430	14,116

Totals	$76,751	86,308

Life and other policy benefits - Death claim benefits increased from $7.7 million during the first quarter of 2007 to $8.0 million for the quarter ended March 31, 2008.  While death claim amounts are subject to variation from period to period, the Company's mortality experience has generally been consistent with or better than its product pricing assumptions.

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

Amortization of deferred policy acquisition costs increased $2.5 million in the first quarter of 2008 compared to 2007. The increase was largely due to additional amortization in the current quarter due to compression on the Company’s investment spreads given a sustained lower interest rate environment relative to the Company’s minimum interest rate guarantees in its products.  In addition, the introduction of SOP 05-1 in 2007 requires that unamortized deferred acquisition costs, unearned revenue liabilities and deferred sales inducement assets related to annuitizations and certain internal replacements of contracts be written off. This activity was higher in the first quarter of 2008 relative to the first quarter of 2007.

Table of Content

Universal life and annuity contract interest - The Company closely monitors its credited interest rates on interest sensitive policies, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions.  As long term interest rates change, the Company's credited interest rates are often adjusted accordingly, taking into consideration the factors as described above. The difference between yields earned over policy credited rates is often referred to as the "interest spread".  As noted above, the Company is experiencing a compression on its investment spreads currently.

The Company's approximated average credited rates are as follows:

	March 31,		March 31,
	2008	2007	2008	2007
	(Excluding derivative products)		(Including derivative products)

Annuity	2.79%	3.30%	1.84%	2.53%
Interest sensitive life	3.41%	3.42%	2.71%	4.43%

Contract interest also includes the performance of the equity-indexed component of the Company's derivative products as noted which resulted in losses of $24.6 million and $4.6 million in the first three months of 2008 and 2007, respectively. As previously noted, the market performance of these equity-index features is largely included in contract interest expense while also impacting the Company's investment income given the hedge nature of the options purchased for these products.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, and commissions not subject to deferral.  Like revenues from other income, nursing home operation expenses are included in other operating expenses and were $2.8 million and $2.6 million for the first quarter of 2008 and 2007, respectively.  Other operating expenses include compensation costs under SFAS 123(R) for the Company's stock option plan pertaining to the current charge related to outstanding vested and unvested options.  Compensation costs recorded in the first quarter of 2008 and 2007 were ($0.1) and $1.3 million, respectively.

Federal Income Taxes.  Federal income taxes on earnings from continuing operations reflect effective tax rates of 34.0% and 32.8% for the first quarter of 2008 and 2007, respectively, which are lower than the expected Federal rate of 35%.  The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings (losses) for the quarters ended March 31, 2008 and 2007 is provided below.  The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Segment earnings (losses):

March 31, 2008	$(23)	3,872	9,809	817	14,475

March 31, 2007	$(1,352)	4,081	14,947	839	18,515

Table of Content

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$6,619	6,333
Net investment income	5,161	4,678
Other income	6	14

Total premiums and other revenue	11,786	11,025

Benefits and expenses:
Life and other policy benefits	4,205	6,141
Amortization of deferred policy acquisition costs	2,287	1,864
Universal life insurance contract interest	2,355	2,320
Other operating expenses	2,974	2,712

Total benefits and expenses	11,821	13,037

Segment losses before Federal income taxes	(35)	(2,012)

Benefit for Federal income taxes	(12)	(660)

Segment losses	$(23)	(1,352)

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

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Universal life insurance revenues	$6,045	5,190
Traditional life insurance premiums	1,622	1,712
Reinsurance premiums	(1,048)	(569)

Totals	$6,619	6,333

The Company's U.S. operations have typically emphasized annuity product sales over life product sales but efforts over the past several years have been made to attract new independent agents and to promote life products to improve domestic sales.  Consequently, the increased sales levels noted earlier in this report have translated to the increase in insurance revenues.

Table of Content

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP.  Actual universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Universal life insurance:
First year and single premiums	$4,330	2,841
Renewal premiums	4,728	4,177

Totals	$9,058	7,018

Along with the increased revenues from higher sales levels, earnings for the domestic life insurance segment improved due to more favorable mortality experience in the first quarter of 2008 compared to the first quarter of 2007. This favorable experience caused benefits and expenses to decrease by $1.2 million.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$23,485	21,671
Net investment income	3,039	5,762
Other income	12	45

Total premiums and other revenue	26,536	27,478

Benefits and expenses:
Life and other policy benefits	5,313	3,677
Amortization of deferred policy acquisition costs	8,791	8,163
Universal life insurance contract interest	2,694	5,252
Other operating expenses	3,872	4,310

Total benefits and expenses	20,670	21,402

Segment earnings before Federal income taxes	5,866	6,076

Provision for Federal income taxes	1,994	1,995

Segment earnings	$3,872	4,081

Table of Content

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Universal life insurance revenues	$23,952	20,687
Traditional life insurance premiums	3,041	3,577
Reinsurance premiums	(3,508)	(2,593)

Totals	$23,485	21,671

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP.  Actual universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Universal life insurance:
First year and single premiums	$9,386	8,929
Renewal premiums	22,556	20,503

Totals	$31,942	29,432

The Company reported increased premiums for fixed-indexed universal life products with approximately $18.3 million and $16.0 million for the first quarter of 2008 and 2007, respectively.  Contract revenues have similarly increased as the amount of international life insurance in force has grown from $13.4 billion at March 31, 2007, to $15.0 billion at March 31, 2008.

As previously noted, net investment income and contract interest include period-to-period changes in fair values pertaining to options purchased that are tied to the performance of the S&P 500 Index®. The largest selling product in the international life insurance segment for the past five years has been an equity-indexed universal life policy with the equity component linked in part to the S&P 500 Index®. With the growth in this block of business, the period-to-period changes in fair values of the underlying options have had an increasingly greater impact on net investment and contract interest. A detail of net investment income for international life insurance operations is provided below.

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Net investment income
(excluding derivatives)	$7,067	6,286
Derivative loss	(4,028)	(524)

Net investment income	$3,039	5,762

Amortization of deferred policy acquisition costs increased approximately 8% comparing the first three months of 2008 to the same period in 2007. A portion of this increase is due to the application of SOP 05-1 as previously discussed.  In addition, amortization expense further increased due to the compression of interest spreads noted earlier.

Table of Content

Annuity Operations

The Company's annuity operations are almost exclusively in the United States.  Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales.  A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$6,008	5,525
Net investment income	50,297	65,753
Other income	38	228

Total premiums and other revenue	56,343	71,506

Benefits and expenses:
Life and other policy benefits	937	1,156
Amortization of deferred policy acquisition costs	15,171	13,758
Annuity contract interest	21,568	29,861
Other operating expenses	3,806	4,481

Total benefits and expenses	41,482	49,256

Segment earnings before Federal income taxes	14,861	22,250

Provision for Federal income taxes	5,052	7,303

Segment earnings	$9,809	14,947

Revenues from annuity operations primarily include surrender charges and recognition of deferred revenues relating to immediate or payout annuities.  A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Surrender charges	$4,795	4,392
Payout annuity and other revenues	1,207	1,126
Traditional annuity premiums	6	7

Totals	$6,008	5,525

The Company's earnings are dependent upon annuity contracts persisting or remaining in force.  While premium and contract revenues decline with a reduction in surrender charges, the Company's investment earnings benefit as more policies remain in force.

Table of Content

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual annuity deposits collected for the three months ended March 31, 2008 and 2007 are detailed below.

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Fixed-indexed annuities	$69,024	63,453
Other deferred annuities	29,728	32,686
Immediate annuities	1,649	1,774

Totals	$100,401	97,913

Fixed-indexed product sales typically follow the stock market in that sales are higher when confidence is high in the stock market and low if the stock market is showing poor performance.  However, in a low interest environment the Company’s experience has shown a higher proportion of fixed-indexed annuity sales relative to other deferred annuity products which have a fixed interest rate of interest credited to the policy.

Other deferred annuity product sales have been trending lower over the past few years due to low interest rates and investor preferences.  As a selling inducement, many of the deferred products, as well as the fixed-indexed annuity products, include a first year interest bonus in addition to a base interest rate.  These bonus rates are deferred in conjunction with other capitalized policy acquisition costs.  The amount deferred and amortized over future periods amounted to approximately $4.5 million and $4.2 million during the first quarter of 2008 and 2007, respectively.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Net investment income
(excluding derivatives)	$70,826	69,824
Derivative loss	(20,529)	(4,071)

Net investment income	$50,297	65,753

As noted previously, derivative income and loss fluctuate from period to period based on the S&P 500 Index® performance.

Annuity contract interest includes the equity component return associated with the Company's fixed-indexed annuities.  The detail of fixed-indexed annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Fixed-indexed annuities	$4,917	7,841
All other annuities	18,350	23,857

Gross contract interest	23,267	31,698
Bonus interest deferred and capitalized	(4,484)	(4,165)
Bonus interest amortization	2,785	2,328

Total contract interest	$21,568	29,861

Table of Content

Contract interest reflects a decrease due to the S&P 500 Index® performance relative to fixed-indexed products.

Similar to the international life insurance segment, amortization of deferred policy acquisition costs increased approximately 10% comparing the first three months of 2008 to the same period in 2007. A portion of this increase is due to the application of SOP 05-1 as well as additional amortization expense due to the compression of interest spreads noted earlier.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations.  However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries.  Nursing home operations generated $0.3 million and $0.4 million of operating earnings in the first quarters of 2008 and 2007, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the prudent handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of March 31, 2008 and December 31, 2007.  The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.

	Composition of Investments
	March 31, 2008		December 31, 2007
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Debt securities	$5,658,385	96.2	$5,659,604	95.9
Mortgage loans	98,530	1.7	99,033	1.7
Policy loans	82,032	1.4	83,772	1.4
Derivatives	8,069	0.1	25,907	0.4
Equity securities	19,360	0.3	19,713	0.3
Real estate	11,925	0.2	11,994	0.2
Other	4,289	0.1	4,568	0.1

Totals	$5,882,590	100.0	$5,904,591	100.0

Table of Content

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities primarily include U.S. government agency pass-through securities and collateralized mortgage obligations ("CMO"). As of March 31, 2008 and December 31, 2007, the Company's debt securities portfolio consisted of the following:

	Composition of Debt Securities
	March 31, 2008		December 31, 2007
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Corporate	$2,462,296	43.5	$2,429,753	43.0
Mortgage-backed securities	1,995,612	35.3	1,909,405	33.7
Public utilities	711,337	12.6	689,447	12.2
U.S. government/agencies	285,692	5.0	431,303	7.6
Asset-backed securities	101,956	1.8	107,019	1.9
States & political subdivisions	80,489	1.4	61,794	1.1
Foreign governments	21,003	0.4	30,883	0.5

Totals	$5,658,385	100.0	$5,659,604	100.0

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

Due to recent negative news relative to the mortgage industry and in particular subprime mortgages the Company has included detailed information below related to the exposure at March 31, 2008 and December 31, 2007 in the debt securities portfolio.  The Company holds approximately $102.0 million in asset-backed securities at March 31, 2008.  This portfolio includes $50.2 million of manufactured housing bonds and $51.8 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (CBOs), collateralized debt obligations (CDOs), or collateralized loan obligations (CLOs). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

Table of Content

The mortgage-backed portfolio includes one Alt-A security with a carrying value of $4.2 million.  The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The average FICO for an Alt-A borrower is approximately 715 compared to a score of 730 for a jumbo prime borrower.  The Company’s exposure to the Alt-A and subprime sectors is limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans.  The asset-backed portfolio includes thirteen subprime securities, totaling $51.8 million.  The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities.  All of the loans classified as Alt-A or subprime in the Company’s portfolio as of March 31, 2008 were underwritten prior to 2005 as noted in the table below.

Investment	March 31, 2008		December 31, 2007
Origination Year	Carrying Value	Market Value	Carrying Value	Market Value
	(In thousands)

Subprime:
1998	$13,485	11,786	14,026	14,045
2002	1,251	1,211	1,312	1,290
2003	7,483	6,307	7,761	7,232
2004	29,628	24,792	31,186	30,278

Subtotal subprime	$51,847	44,096	54,285	52,845

Alt A:
2004	$4,224	4,224	4,665	4,665

As of March 31, 2008, all of the subprime securities had investment grade ratings with only one rated below AAA. Seven of the thirteen subprime securities owned by the Company were wrapped by bond insurers in order to provide additional credit enhancement. These insurers were AMBAC Assurance Corporation, MBIA Insurance Corporation, and Financial Guaranty Insurance Company ("FGIC").

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities.  As of March 31, 2008, 98.3% of the Company's debt securities were investment grade quality using ratings by Standard and Poor’s ("S&P®").  Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks.  This emphasis is reflected in the high average credit rating of the Company's portfolio.  In the table below, investments in debt securities are classified according to credit ratings S&P®, or other nationally recognized statistical rating organizations if securities were not rated by S&P® .

	March 31, 2008		December 31, 2007
	Amount	%	Amount	%
	(In thousands)		(In thousands)

AAA and U.S. government	$2,487,550	44.0	$2,564,975	45.3
AA	249,287	4.4	301,469	5.3
A	1,433,052	25.3	1,399,581	24.7
BBB	1,392,327	24.6	1,293,358	22.9
BB and other below investment grade	96,169	1.7	100,221	1.8

Totals	$5,658,385	100.0	$5,659,604	100.0

Table of Content

The Company does not purchase below investment grade securities.  Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  During the first quarter of 2008, the Company's percentage of below investment grade securities decreased primarily as a result of the maturity of one security in this category.  The Company's holdings of below investment grade securities as a percentage of total invested assets are relatively small compared to industry averages.  These holdings are summarized below.

	Below Investment Grade Debt Securities
			Estimated	% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets
	(In thousands except percentages)

March 31, 2008	$102,511	96,169	93,461	1.6%

December 31, 2007	$105,067	100,221	97,618	1.7%

December 31, 2006	$145,858	146,581	146,170	2.5%

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

	Below Investment Grade Debt Securities
	Amortized	Carrying	Fair	Fair
	Cost	Value	Value	Value
	March 31,	March 31,	March 31,	December 31,
	2008	2008	2008	2007
	(In thousands)

Retail	$17,971	17,323	17,315	17,639
Utilities/Energy	12,408	12,693	13,028	12,332
Telecommunication	19,999	16,675	16,675	17,244
Asset-backed	10,699	10,699	9,757	10,008
Transportation	2,288	2,528	2,528	2,739
Manufacturing	7,520	7,327	7,396	7,438
Auto finance	6,139	6,139	4,642	5,144
Medical	13,000	12,593	11,928	11,960
Other	12,487	10,192	10,192	10,682

Totals	$102,511	96,169	93,461	95,186

Table of Content

The Company is required to classify its investments in debt and equity securities into one of three categories:  (a) trading securities, (b) securities available for sale, or (c) securities held to maturity.  The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities.  Of the remaining two categories, available for sale and held to maturity, the Company makes a determination based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at March 31, 2008, approximately 33% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale.

	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)
	(In thousands)
Securities held to maturity:
Debt securities	$3,804,626	3,766,162	38,464
Securities available for sale:
Debt securities	1,892,223	1,898,523	(6,300)
Equity securities	19,360	12,302	7,058

Totals	$5,716,209	5,676,987	39,222

In accordance with SFAS No. 115, Accounting for Certain Debt and Equity Securities, during the first quarter of 2007 one security was sold from the held to maturity portfolio due to significant credit deterioration with an amortized cost of  $5.2 million resulting in a minimal realized gain. No securities were transferred from the held to maturity portfolio to the available for sale portfolio during the first quarter of 2008 or 2007.

Proceeds from sales of securities available for sale totaled $0.1 million and $0.2 million during the first quarter of 2008 and 2007, respectively, which resulted in realized gains of $0.1 million for both periods.

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

Table of Content

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	March 31,		December 31,
	2008		2007
	(In thousands except percentages)

Debt securities - fair value	$5,696,849		5,655,194
Debt securities - amortized cost	$5,664,685		5,670,827
Fair value as a percentage of amortized cost	100.57%		99.72%
Unrealized gain (loss) balance	$32,164		(15,633)
Ten-year U.S. Treasury bond - decrease
in yield for the quarter	(0.61	) %	(0.68	) %

	Unrealized Gain (Loss) Balance
	At	At	Change in
	March 31,	December 31,	Unrealized
	2008	2007	Balance
	(In thousands)

Debt securities held to maturity	$38,464	(4,410)	42,874
Debt securities available for sale	(6,300)	(11,223)	4,923

Totals	$32,164	(15,633)	47,797

Changes in interest rates typically have a sizable affect on the fair values of the Company's debt securities. Market interest rates of the ten-year U.S. Treasury bond decreased approximately sixty basis points from year-end 2007 causing a unrealized gain of $47.8 million during the quarter on a portfolio of approximately $5.7 billion.  The Company would expect similar results in the future from any significant upward or downward movement in market rates.  However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's consolidated balance sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2007, for its interest rate-sensitive assets and liabilities.  The changes in market values of the Company's debt securities in the first quarter of 2008 were reasonable given the expected range of results of this analysis.

Table of Content

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

The actual amounts paid by product line in connection with surrenders and withdrawals for the quarters ended March 31 are noted in the table below.

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Product Line:
Traditional Life	$1,072	990
Universal Life	9,450	8,047
Annuities	99,847	91,979

Total	$110,369	101,016

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $66.9 million and $62.6 million for the three months ended March 31, 2008 and 2007, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows totaled $335.7 million and $115.7 million for the three months ended March 31, 2008 and 2007, respectively.  These cash flow items could be reduced if interest rates rise.  Net cash outflows from the Company's universal life and investment annuity deposit product operations totaled $37.1 million and $25.7 million during the three months ended March 31, 2008 and 2007, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of March 31, 2008, the Company had commitments of approximately $6.2 million which were approved by the Company's Board of Directors for the construction of a nursing home facility in Central Texas.  The construction of the new facility began in 2007 and is expected to be completed in the third or fourth quarter of 2008.

Table of Content

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

Insurance reserves are the means by which life insurance companies determine the liabilities that must be established to assure that future policy benefits are provided for and can be paid.  These reserves are required by law and based upon standard actuarial methodologies to ensure fulfillment of commitments guaranteed to policyholders and their beneficiaries, even though the obligations may not be due for many years. Refer to Note (1) in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of reserving methods.

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating lease obligations (1)	$2,023	846	1,177	-	-
Construction commitments	6,232	6,232	-	-	-
Life claims payable (2)	57,804	57,804	-	-	-
Other long-term reserve liabilities
reflected on the balance sheet
under GAAP (3)	6,910,276	649,040	1,105,566	1,342,661	3,813,009

Total	$6,976,335	713,922	1,106,743	1,342,661	3,813,009

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

CHANGES IN ACCOUNTING PRINCIPLES AND CRITICAL ACCOUNTING POLICIES

Changes in Accounting Principles

Refer to Note 2 and Note 9 of the Notes to Condensed Consolidated Financial Statements.

Table of Content

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8 "Legal Proceedings" of the accompanying financial statements included in this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no changes relative to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Table of Content

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

During the month ended March, 2008, the Company purchased 12,450 shares from option holders at an average price of $199.72.  These purchased shares are reported in the Company's condensed consolidated financial statements as authorized and unissued.

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

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: May 9, 2008	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: May 9, 2008	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial & Administrative
Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)