Form 10-Q
period 2008-06-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2008-08-11
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

As of August 4, 2008, the number of shares of Registrant's common stock outstanding was: Class A – 3,425,966 and Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	June 30,	December 31,
ASSETS	2008	2007

Investments:
Securities held to maturity, at amortized cost	$3,804,745	3,778,603
Securities available for sale, at fair value	1,884,442	1,900,714
Mortgage loans, net of allowance for possible losses
($3,571 and $3,567)	90,857	99,033
Policy loans	81,877	83,772
Derivatives	6,880	25,907
Other long-term investments	17,638	16,562

Total investments	5,886,439	5,904,591

Cash and short-term investments	33,385	45,206
Deferred policy acquisition costs	678,825	664,805
Deferred sales inducements	110,021	104,029
Accrued investment income	64,862	65,034
Federal income tax receivable	6,369	10,010
Other assets	46,429	41,651

	$6,826,330	6,835,326

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2008	2007

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$138,070	138,672
Universal life and annuity contracts	5,419,712	5,441,871
Other policyholder liabilities	123,821	120,400
Federal income tax liability:
Current	-	-
Deferred	58,320	61,720
Other liabilities	56,863	60,978

Total liabilities	5,796,786	5,823,641

COMMITMENTS AND CONTINGENCIES (Notes 5 and 9)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,425,966 and
3,422,324 issued and outstanding in 2008 and 2007	3,426	3,422
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2008 and 2007	200	200
Additional paid-in capital	36,680	36,236
Accumulated other comprehensive loss	(22,242)	(7,065)
Retained earnings	1,011,480	978,892

Total stockholders’ equity	1,029,544	1,011,685

	$6,826,330	6,835,326

Note:  The condensed consolidated balance sheet at December 31, 2007, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended June 30, 2008 and 2007
(Unaudited)
(In thousands, except per share amounts)

	2008	2007

Premiums and other revenue:
Life and annuity premiums	$4,624	4,586
Universal life and annuity contract revenues	33,593	28,653
Net investment income	72,278	107,932
Other income	3,153	3,359
Realized gains (losses) on investments	(267)	4,165

Total premiums and other revenue	113,381	148,695

Benefits and expenses:
Life and other policy benefits	7,655	10,437
Amortization of deferred policy acquisition costs	30,263	25,637
Universal life and annuity contract interest	33,555	67,385
Other operating expenses	14,627	16,367

Total benefits and expenses	86,100	119,826

Earnings before Federal income taxes	27,281	28,869

Provision for Federal income taxes:
Current	7,928	5,073
Deferred	1,211	1,945

Total Federal income taxes	9,139	7,018

Net earnings	$18,142	21,851

Basic Earnings Per Share:
Class A	$5.15	6.20
Class B	$2.57	3.10

Diluted Earnings Per Share:
Class A	$5.10	6.12
Class B	$2.57	3.10

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)
(In thousands, except per share amounts)

	2008	2007

Premiums and other revenue:
Life and annuity premiums	$8,518	9,319
Universal life and annuity contract revenues	65,811	57,449
Net investment income	131,708	184,958
Other income	6,292	6,675
Realized gains (losses) on investments	(311)	4,406

Total premiums and other revenue	212,018	262,807

Benefits and expenses:
Life and other policy benefits	18,111	21,411
Amortization of deferred policy acquisition costs	56,511	49,422
Universal life and annuity contract interest	60,172	104,818
Other operating expenses	28,057	30,483

Total benefits and expenses	162,851	206,134

Earnings before Federal income taxes	49,167	56,673

Provision for Federal income taxes:
Current	11,819	9,387
Deferred	4,760	6,763

Total Federal income taxes	16,579	16,150

Net earnings	$32,588	40,523

Basic Earnings Per Share:
Class A	$9.25	11.51
Class B	$4.62	5.75

Diluted Earnings Per Share:
Class A	$9.18	11.35
Class B	$4.62	5.75

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007

Net earnings	$18,142	21,851

Other comprehensive income (loss), net of effects of
deferred costs and taxes:
Unrealized losses on securities:
Net unrealized holding losses arising during period	(15,503)	(13,326)
Reclassification adjustment for net gains
included in net earnings	(574)	(2,697)
Amortization of net unrealized gains (losses) related to
transferred securities	(30)	34

Net unrealized losses on securities	(16,107)	(15,989)

Foreign currency translation adjustments	39	(99)

Benefit plans:
Amortization of net prior service cost and net gain	375	618

Other comprehensive loss	(15,693)	(15,470)

Comprehensive income	$2,449	6,381

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007

Net earnings	$32,588	40,523

Other comprehensive income (loss), net of effects of
deferred costs and taxes:
Unrealized losses on securities:
Net unrealized holding losses arising during period	(15,095)	(8,605)
Reclassification adjustment for net gains
included in net earnings	(610)	(2,864)
Amortization of net unrealized gains (losses) related to
transferred securities	(14)	54

Net unrealized losses on securities	(15,719)	(11,415)

Foreign currency translation adjustments	(142)	(186)

Benefit plans:
Amortization of net prior service cost and net gain	684	618

Other comprehensive loss	(15,177)	(10,983)

Comprehensive income	$17,411	29,540

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007
Common stock:
Balance at beginning of year	$3,622	3,621
Shares exercised under stock option plan	4	1

Balance at end of period	3,626	3,622

Additional paid-in capital:
Balance at beginning of year	36,236	36,110
Shares exercised under the stock option plan	444	126

Balance at end of period	36,680	36,236

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on securities:
Balance at beginning of year	1,184	3,148
Change in unrealized gains (losses) during period	(15,719)	(11,415)

Balance at end of period	(14,535)	(8,267)

Foreign currency translation adjustments:
Balance at beginning of year	3,078	3,122
Change in translation adjustments during period	(142)	(186)

Balance at end of period	2,936	2,936

Benefit plan liability adjustment:
Balance at beginning of year	(11,327)	(10,001)
Amortization of net prior service cost and net gain	684	618

Balance at end of period	(10,643)	(9,383)

Accumulated other comprehensive loss at end of period	(22,242)	(14,714)

Retained earnings:
Balance at beginning of year	978,892	896,984
Cumulative effect of change in accounting principle, net of tax	-	(2,195)
Net earnings	32,588	40,523

Balance at end of period	1,011,480	935,312

Total stockholders' equity	$1,029,544	960,456

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007

Cash flows from operating activities:
Net earnings	$32,588	40,523
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and annuity contract interest	60,172	104,818
Surrender charges and other policy revenues	(19,667)	(17,630)
Realized losses (gains) on investments	311	(4,406)
Accrual and amortization of investment income	(2,487)	(2,641)
Depreciation and amortization	495	707
Decrease (increase) in value of derivatives	21,289	(78)
Decrease (increase) in deferred policy acquisition and
sales inducement costs	3,306	(4,601)
Decrease (increase) in accrued investment income	172	(59)
(Increase) decrease in other assets	(5,273)	1,157
(Decrease) increase in liabilities for future policy benefits	(601)	727
Increase in other policyholder liabilities	3,421	11,068
Decrease (increase) in Federal income tax liability	8,401	(2,365)
Decrease in other liabilities	(4,115)	(10,946)
Other	359	1,802

Net cash provided by operating activities	98,371	118,076

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	-	5,175
Securities available for sale	999	11,562
Other investments	443	12,766
Proceeds from maturities and redemptions of:
Securities held to maturity	355,100	73,694
Securities available for sale	140,458	186,519
Derivatives	22,143	8,570
Purchases of:
Securities held to maturity	(379,575)	(182,115)
Securities available for sale	(167,134)	(174,781)
Other investments	(26,292)	(24,947)
Principal payments on mortgage loans	10,200	15,275
Cost of mortgage loans acquired	(1,962)	(15,932)
Decrease in policy loans	(1,895)	(1,446)
Other	(3,899)	(1,872)

Net cash used in investing activities	(47,624)	(87,532)

(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007

Cash flows from financing activities:
Deposits to account balances for universal life
and annuity contracts	$238,296	247,944
Return of account balances on universal life
and annuity contracts	(300,961)	(299,755)
Issuance of common stock under stock option plan	448	127

Net cash used in financing activities	(62,217)	(51,684)

Effect of foreign exchange	(351)	(195)

Net decrease in cash and short-term investments	(11,821)	(21,335)
Cash and short-term investments at beginning of period	45,206	49,901

Cash and short-term investments at end of period	$33,385	28,566

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$20	20
Income taxes	8,178	19,097

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2008, and the results of its operations and its cash flows for the three months and six months ended June 30, 2008 and 2007.  The results of operations for the three months and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission (“SEC”) internet site at www.sec.gov.

The accompanying condensed consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly-owned subsidiaries ("Company"), The Westcap Corporation, NWL Investments, Inc., NWL Services, Inc., NWL Financial, Inc., NWL Mortgage I Corp, NWL Mortgage, Ltd. and Regent Care San Marcos Holdings, LLC.  All significant intercorporate transactions and accounts have been eliminated in consolidation.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The Company adopted SFAS 157 effective January 1, 2008, and the adoption did not have an impact on the Company’s consolidated financial statements.  See Note 10 for additional disclosures concerning fair value measurement.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years and interim periods beginning after November 15, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. The Company adopted SFAS 159 effective January 1, 2008, and the adoption did not have an impact on the consolidated financial statements as no items were elected for measurement at fair value upon initial adoption.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  SFAS 141(R) establishes how an entity accounts for the identifiable assets acquired, liabilities assumed, and any noncontrolling interests acquired, how to account for goodwill acquired and what disclosures are required as part of a business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R) is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This statement requires enhanced disclosures regarding an entity’s derivative and hedging activity to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s consolidated financial statements.

(3)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The Company paid no cash dividends on common stock during the six months ended June 30, 2008 and 2007.

(4)  EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net income by the weighted-average basic common shares outstanding during the period.  Diluted earnings per share assumes the issuance of common shares applicable to stock options in the denominator.

	Three Months Ended June 30,
	2008		2007
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and
Diluted Earnings Per Share:
Net income	$18,142		21,851
Dividends – Class A shares	-		-
Dividends – Class B shares	-		-

Undistributed income	$18,142		21,851

Allocation of net income:
Dividends	$-	-	-	-
Allocation of undistributed income	17,627	515	21,231	620

Net income	$17,627	515	21,231	620

Denominator:
Basic earnings per share -
weighted-average shares	3,426	200	3,422	200
Effect of dilutive
stock options	27	-	45	-

Diluted earnings per share -
adjusted weighted-average
shares for assumed
conversions	3,453	200	3,467	200

Basic Earnings Per Share	$5.15	2.57	6.20	3.10

Diluted Earnings Per Share	$5.10	2.57	6.12	3.10

	Six Months Ended June 30,
	2008		2007
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and
Diluted Earnings Per Share:
Net income	$32,588		40,523
Dividends – Class A shares	-		-
Dividends – Class B shares	-		-

Undistributed income	$32,588		40,523

Allocation of net income:
Dividends	$-	-	-	-
Allocation of undistributed income	31,664	924	39,372	1,151

Net income	$31,664	924	39,372	1,151

Denominator:
Basic earnings per share -
weighted-average shares	3,424	200	3,422	200
Effect of dilutive
stock options	26	-	46	-

Diluted earnings per share -
adjusted weighted-average
shares for assumed
conversions	3,450	200	3,468	200

Basic Earnings Per Share	$9.25	4.62	11.51	5.75

Diluted Earnings Per Share	$9.18	4.62	11.35	5.75

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

The following summarizes the components of net periodic benefit cost.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Service cost	$(180)	187	-	360
Interest cost	246	288	518	543
Expected return on plan assets	(295)	(313)	(570)	(550)
Amortization of prior service cost	1	1	2	2
Amortization of net loss	42	72	122	160

Net periodic benefit cost	$(186)	235	72	515

The Company expects to contribute $1.1 million to the plan in 2008.  As of June 30, 2008, the Company has contributed $0.3 million to the plan.

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

The following summarizes the components of net periodic benefit costs for these non-qualified plans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Service cost	$100	(21)	293	386
Interest cost	354	304	595	481
Amortization of prior service cost	260	260	520	520
Amortization of net loss	252	156	353	202

Net periodic benefit cost	$966	699	1,761	1,589

The Company expects to contribute $1.7 million to these plans in 2008.  As of June 30, 2008, the Company has contributed $0.7 million to the plans.

(B)  Defined Benefit Postretirement Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following summarizes the components of net periodic benefit costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Interest cost	$32	41	67	70
Amortization of prior service cost	26	26	52	52
Amortization of net loss	(4)	15	3	15

Net periodic benefit cost	$54	82	122	137

As previously disclosed in its financial statements for the year ended December 31, 2007, the Company expects to contribute minimal amounts to the plan in 2008.

(6)  SEGMENT AND OTHER OPERATING INFORMATION

Under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information as of and for the periods ended June 30, 2008 and 2007 is provided below.

Selected Segment Information.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

June 30, 2008:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$63,709	213,085	512,052	-	788,846
Total segment assets	401,193	823,498	5,428,195	131,362	6,784,248
Future policy benefits	319,676	579,006	4,659,100	-	5,557,782
Other policyholder liabilities	10,838	12,261	100,722	-	123,821

Three Months Ended
June 30, 2008:
Condensed Income Statements:
Premiums and contract
revenues	$6,691	24,741	6,785	-	38,217
Net investment income	5,030	5,005	59,006	3,237	72,278
Other income	4	13	85	3,051	3,153

Total revenues	11,725	29,759	65,876	6,288	113,648

Life and other policy benefits	2,814	4,286	555	-	7,655
Amortization of deferred
policy acquisition costs	2,068	9,610	18,585	-	30,263
Universal life and annuity
contract interest	2,288	4,586	26,681	-	33,555
Other operating expenses	3,049	4,254	4,489	2,835	14,627
Federal income taxes	508	2,354	5,210	1,161	9,233

Total expenses	10,727	25,090	55,520	3,996	95,333

Segment earnings	$998	4,669	10,356	2,292	18,315

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Six Months Ended
June 30, 2008:
Condensed Income Statements:
Premiums and contract
revenues	$13,310	48,226	12,793	-	74,329
Net investment income	10,191	8,044	109,303	4,170	131,708
Other income	10	25	123	6,134	6,292

Total revenues	23,511	56,295	122,219	10,304	212,329

Life and other policy benefits	7,019	9,599	1,493	-	18,111
Amortization of deferred
policy acquisition costs	4,355	18,401	33,755	-	56,511
Universal life and annuity
contract interest	4,643	7,280	48,249	-	60,172
Other operating expenses	6,023	8,126	8,295	5,613	28,057
Federal income taxes	496	4,348	10,262	1,582	16,688

Total expenses	22,536	47,754	102,054	7,195	179,539

Segment earnings	$975	8,541	20,165	3,109	32,790

Selected Segment Information.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
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
	(In thousands)

Six Months Ended
June 30, 2007:
Condensed Income Statements:
Premiums and contract
revenues	$12,647	42,235	11,886	-	66,768
Net investment income	9,193	14,615	157,430	3,720	184,958
Other income	27	87	366	6,195	6,675

Total revenues	21,867	56,937	169,682	9,915	258,401

Life and other policy benefits	8,758	10,977	1,676	-	21,411
Amortization of deferred
policy acquisition costs	4,188	15,980	29,254	-	49,422
Universal life and annuity
contract interest	4,632	13,096	87,090	-	104,818
Other operating expenses	4,831	10,148	10,080	5,424	30,483
Federal income taxes (benefit)	(151)	1,883	11,621	1,255	14,608

Total expenses	22,258	52,084	139,721	6,679	220,742

Segment earnings (losses)	$(391)	4,853	29,961	3,236	37,659

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$38,217	33,239	74,329	66,768
Net investment income	72,278	107,932	131,708	184,958
Other income	3,153	3,359	6,292	6,675
Realized gains (losses) on investments	(267)	4,165	(311)	4,406

Total consolidated premiums and
other revenue	$113,381	148,695	212,018	262,807

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$9,233	5,560	16,688	14,608
Taxes on realized (losses) gains
on investments	(94)	1,458	(109)	1,542

Total consolidated Federal
income taxes	$9,139	7,018	16,579	16,150

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net Earnings:
Total segment earnings	$18,315	19,144	32,790	37,659
Realized (losses) gains on
investments, net of taxes	(173)	2,707	(202)	2,864

Total consolidated net earnings	$18,142	21,851	32,588	40,523

	June 30,
	2008	2007
	(In thousands)
Assets:
Total segment assets	$6,784,248	6,741,685
Other unallocated assets	42,082	22,708

Total consolidated assets	$6,826,330	6,764,393

(7)  SHARE-BASED PAYMENTS

The Company has a stock and incentive plan ("Plan") which provides for the grant of any or all of the following types of awards to eligible employees:  (1) stock options, including incentive stock options and nonqualified stock options;  (2)  stock appreciation rights, in tandem with stock options or freestanding;  (3)  restricted stock; (4)  incentive awards; and (5)  performance awards.  The Plan began on April 21, 1995, and was to terminate on April 20, 2005, unless terminated earlier by the Board of Directors.  The Plan was amended on June 25, 2004 to extend the termination date to April 20, 2010.  The number of shares of Class A, $1.00 par value, common stock which may be issued under the Plan, or as to which stock appreciation rights or other awards may be granted, may not exceed 300,000.  Effective June 20, 2008, the Company’s shareholders approved a 2008 Incentive Plan (“2008 Plan”).  The 2008 Plan is substantially similar to the 1995 Plan and authorized an additional number of Class A, $1.00 per value, common stock shares eligible for issue not to exceed 300,000.  These shares may be authorized and unissued shares.  The Company has only issued nonqualified stock options.

All of the employees of the Company and its subsidiaries are eligible to participate in the Plan.  In addition, directors of the Company, other than Compensation and Stock Option Committee members, are eligible for restricted stock awards, incentive awards, and performance awards.  Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. The directors' stock options vest 20% annually following one full year of service to the Company from the date of grant.  The officers' stock options vest 20% annually following three full years of service to the Company from the date of grant.  Options issued expire after ten years.  During the second quarter of 2008, 28,268 options were awarded to Company officers at a market value price of $255.13 on the date of award, and 9,000 options were awarded to Company Directors at a market value price of $208.05 on that respective date of award.  No awards were issued during the year 2007.

In 2006, the Company adopted and implemented a limited stock buy-back program, which provides option holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company.  Option holders may elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. The buy-back program did not alter the terms and conditions of the Plan, however, the program necessitated a change in accounting from the equity classification to the liability classification.  Accordingly, the Company is using the current fair value method to measure compensation cost.  A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
			Weighted-
	Shares		Average
	Available		Exercise
	For Grant	Shares	Price

Balance at January 1, 2008	27,668	94,984	$128.47
Stock Options:
Exercised	-	(21,460)	102.50
Forfeited	1,000	(1,000)	150.00
Granted April 18, 2008	(28,268)	28,268	255.13
2008 Plan addition	300,000	-	-
Granted June 20, 2008	(9,000)	9,000	208.05

Balance at June 30, 2008	291,400	109,792	$172.48

The total intrinsic value of options exercised was $2.3 million and $3.3 million for the six months ended June 30, 2008 and 2007, respectively.  The total share-based liabilities paid were $2.0 million for the six months ended June 30, 2008.  The total fair value of shares vested during the six months ended June 30, 2008 and 2007 was $2.0 million and $3.0 million, respectively.

The following table summarizes information about stock options outstanding at June 30, 2008.

	Options Outstanding
		Weighted-
		Average
	Number	Remaining	Options
	Outstanding	Contractual Life	Exercisable
Exercise prices:
$ 92.13	12,024	2.8 years	12,024
95.00	6,000	3.0 years	6,000
150.00	54,500	5.8 years	23,600
255.13	28,268	9.8 years	-
208.05	9,000	10.0 years	-

Totals	109,792		41,624

Aggregate intrinsic value
(in thousands)	$6,088		$3,877

The aggregate intrinsic value in the table above is based on the closing stock price of $218.50 per share on June 30, 2008.

In estimating the fair value of the options outstanding at June 30, 2008 and 2007, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	2008	2007

Expected term of options	1 to 7 years	2 to 6 years
Expected volatility:
Range	21.89% to 42.57%	15.54% to 23.27%
Weighted average	27.33%	17.61%
Expected dividends	-	-
Risk-free rate:
Range	2.31% to 3.92%	4.93% to 5.05%
Weighted average	3.07%	4.99%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on historical volatility over the expected term.

The pre-tax compensation cost recognized in the financial statements related to the Plan was $0.7 million and $2.6 million for the six months ended June 30, 2008 and 2007, respectively.  The related tax expense recognized was $0.2 million and $0.9 million for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, the total compensation cost related to nonvested options not yet recognized was $3.7 million.  This amount is expected to be recognized over a weighted-average period of 2.5 years. The Company recognizes compensation cost over the graded vesting periods.

For the six months ended June 30, 2008 and 2007, the total cash received from the exercise of options under the Plan was $0.4 million and $0.1 million, respectively.

(8)  FEDERAL INCOME TAXES

During the second quarter of 2007, upon the completion of a detailed review of the deferred tax items, the Company identified a $2.3 million error in the net deferred tax liability. The error, which occurred during various periods prior to 2005, was corrected in the second quarter of 2007 and resulted in a decrease in the net deferred tax liability and deferred tax expense.  The adjustment was not material to the second quarter of 2007 or any prior period financial statements.

(9)  COMMITMENTS AND CONTINGENCIES

The Company is a defendant in three class action lawsuits.  The Court has certified a class consisting of certain California policyholders age 65 and older alleging violations under California Business and Professions Code section 17200.  The Court has additionally certified a subclass of 36 policyholders alleging fraud against their agent, and vicariously, against National Western Life.  Management believes that the Company has good and meritorious defenses and intends to continue to vigorously defend itself against these claims.  A second class action lawsuit is in discovery with no class certification motion pending.  The third class action lawsuit was certified as a class by the trial court, but ultimately reversed by the Texas Supreme Court.  Thereupon the plaintiff filed a new motion for class certification which was denied by the trial court.  The Plaintiff filed an appeal with the Court of Appeals which, upon joint motion of the parties, remanded the case to the District Court for entry of an Agreed Order of Dismissal with prejudice, which the District Court entered and closed the case.

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

On June 28, 2008, the SEC published for public comment until September 10, 2008, proposed Rule 151A which would require fixed-index annuity products to be regulated by the SEC.  The proposed rule indicates there would be 12 months between publication and the effective date of any final rule.  Under this proposed rule, fixed-index annuities would be considered a type of security and all agents selling these products would have to be registered representatives affiliated with a licensed broker dealer.  While there is uncertainty regarding the outcome of this proposed rule, it is possible the Company could have a more regulated environment in the future for its fixed-index annuity products with a likely increase in costs and possible decline in sales due to product redesign requirements.

(10)  FAIR VALUE MEASUREMENTS

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

Level 2:  Fair value is based upon significant inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable for substantially the full term of the asset or liability through corroboration with observable market data as of the reporting date. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, model-derived valuations whose inputs are observable or whose significant value drivers are observable and other observable inputs. The Company’s Level 2 assets include fixed maturity debt securities (corporate and private bonds, government or agency securities, asset-backed and mortgage-backed securities), preferred stock, certain equity securities, and over-the-counter derivative contracts.  The Company’s Level 2 liabilities consist of certain product-related embedded derivatives.  Valuations are generally obtained from third party pricing services for identical or comparable assets or determined through use of valuation methodologies using observable market inputs.

Level 3:  Fair value is based on significant unobservable inputs which reflect the entity’s or third party pricing service assumptions about the assumptions market participants would use in pricing an asset or liability. The Company’s Level 3 assets include certain equity securities and certain less liquid or private fixed maturity debt securities where significant valuation inputs cannot be corroborated with market observable data.  The Company’s Level 3 liabilities consist of share-based compensation obligations.  Valuations are estimated based on non-binding broker prices or internally developed valuation models or methodologies, discounted cash flow models and other similar techniques.

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	June 30, 2008
Description	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$1,865,705	-	1,852,886	12,819
Equity securities, available for sale	18,737	259	11,288	7,190
Derivatives	6,880	-	6,880	-

Total assets	$1,891,322	259	1,871,054	20,009

Policyholder account balances (a)	$13,607	-	13,607	-
Other liabilities (b)	6,303	-	-	6,303

Total liabilities	$19,910	-	13,607	6,303

(a)  Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)  Represents the liability for share-based compensation.

The following table provides additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	For the Three Months Ended June 30, 2008
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	For Sale	For Sale	Assets	Liabilities
	(In thousands)

Beginning balance, April 1, 2008	$1,616	7,190	8,806	6,387
Total realized and unrealized gains (losses):
Included in net income	-	-	-	617
Included in other comprehensive loss	(199)	-	(199)	-
Purchases, sales, issuances and settlements, net	(522)	-	(522)	(701)
Transfers into (out of) Level 3	11,924	-	11,924	-

Ending balance, June 30, 2008	$12,819	7,190	20,009	6,303

Amount of total gains (losses) for the period
included in net income attributable to the change
in unrealized gains (losses) relating to assets still
held as of June 30, 2008	$-	-	-	617

	For the Six Months Ended June 30, 2008
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	For Sale	For Sale	Assets	Liabilities
	(In thousands)

Beginning balance, January 1, 2008	$1,618	7,147	8,765	7,712
Total realized and unrealized gains (losses):
Included in net income	-	-	-	559
Included in other comprehensive loss	(199)	43	(156)	-
Purchases, sales, issuances and settlements, net	(524)	-	(524)	(1,968)
Transfers into (out of) Level 3	11,924	-	11,924	-

Ending balance, June 30, 2008	$12,819	7,190	20,009	6,303

Amount of total gains (losses) for the period
included in net income attributable to the change
in unrealized gains (losses) relating to assets still
held as of June 30, 2008	$-	-	-	559

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

OVERVIEW

Insurance Operations - Domestic

The Company is currently licensed to do business in all states except for New York.  Products marketed are annuities, universal life insurance, fixed-indexed annuities and fixed-indexed universal life, and traditional life insurance, which include both term and whole life products.  The Company’s domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-indexed annuities.  Most of these annuities can be sold as tax qualified or nonqualified products.  At June 30, 2008, the Company maintained approximately 118,360 annuity policies in force.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 4,600 independent agents contracted.  Roughly 31% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper socioeconomic classes.  Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another.  Products issued to international residents are almost entirely universal life and traditional life insurance products.  However, certain annuity and investment contracts are also available. At June 30, 2008, the Company had approximately 74,150 international life insurance policies in force representing approximately $15.4 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 3,990 independent international consultants and brokers currently contracted, 58% of which have submitted policy applications to the Company in the past twelve months.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
International:
Universal life	$2,049	2,507	3,642	4,151
Traditional life	1,379	1,765	2,733	3,492
Equity-indexed life	5,689	5,052	11,433	9,779
	9,117	9,324	17,808	17,422
Domestic:
Universal life	2,033	959	2,932	1,332
Traditional life	33	53	71	128
Equity-indexed life	892	1,433	3,224	2,855
	2,958	2,445	6,227	4,315

Totals	$12,075	11,769	24,035	21,737

Life insurance sales as measured by annualized first year premiums increased 3% in the second quarter of 2008 as compared to the second quarter of 2007 and increased 11% for the first six months of 2008 versus 2007. Both of the Company's life lines of business, international and domestic, posted increases for the first six months of the year with international sales up 2% and domestic sales 44% higher than the amounts reported in 2007.

Over the past three or four years management has placed considerable emphasis on building domestic life insurance sales as a strategic focus for future growth. This focus was also in response to comments from outside rating agencies who expressed a preference for a greater proportion of overall Company earnings to be derived from the life insurance line of business. Until that time, domestic operations had generally focused more heavily on annuity sales than on life insurance sales. The Company spent the greater part of 2003 and 2004 revamping its domestic life operations by changing the way it contracts distribution for life business, eliminating products and distribution that have not contributed significantly to earnings, and creating new and competitive products. A single premium universal life ("SPUL") product was launched at the end of 2003 beginning a diversification of the Company's product portfolio away from smaller dollar face amount policies. The Company released its first fixed equity-indexed universal life ("EIUL") product for its domestic markets at the end of the third quarter of 2005. This product accounted for 52% of domestic life insurance sales in the first six months of 2008. With the introduction of the EIUL and SPUL products and the discontinued marketing of smaller premium and volume life insurance policies, the Company has attracted new independent distributors with access to customers purchasing larger face amounts of insurance per policy. As a result, the Company has witnessed an increase in the average amount of per policy coverage purchased in its domestic markets as shown in the following table:

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2003	$76,100	219,600
Year ended December 31, 2004	101,700	234,500
Year ended December 31, 2005	137,900	245,900
Year ended December 31, 2006	315,800	254,700
Year ended December 31, 2007	416,800	251,000
Six months ended June 30, 2008	495,300	262,500

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

	Six Months Ended June 30,
	2008	2007

Percentage of International Sales:
Latin America	65.9%	63.3%
Pacific Rim	20.9	14.6
Eastern Europe	13.2	22.1

Totals	100.0%	100.0%

Year-to-date, the Company has recorded sales to residents outside of the United States in over thirty different countries with Brazil (28%), Taiwan (21%), and Colombia (9%) making up the largest markets.

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of June 30,
	2008	2007
	($ In thousands)
Universal life:
Number of policies	71,850	74,790
Face amounts	$7,977,850	8,015,070

Traditional life:
Number of policies	50,450	52,750
Face amounts	$1,931,080	1,784,330

Equity-indexed life:
Number of policies	27,230	21,740
Face amounts	$6,265,720	4,804,990

Rider face amounts	$2,142,040	1,876,600

Total life insurance:
Number of policies	149,530	149,280
Face amounts	$18,316,690	16,480,990

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Fixed-indexed annuities	$83,979	85,584	156,987	154,268
Other deferred annuities	18,734	30,232	44,556	57,889
Immediate annuities	878	770	2,606	2,492

Totals	$103,591	116,586	204,149	214,649

Annuity sales for the second quarter of 2008 were 11% lower than the comparable period in 2007, and were 5% lower in the first six months of 2008 versus 2007. Since 2003, when the Company achieved nearly $1.2 billion in sales, annuity sales have trended lower due to a combination of declining interest rates, investors returning to alternative investment vehicles and the Company managing its targeted levels of risk and statutory capital and surplus. During the past several years the interest rate yield curve has either been inverted (shorter term rates higher than longer term rates) or relatively flat. In such an interest rate environment, consumers tend toward short term investment vehicles such as bank certificates of deposits rather than longer term choices which include fixed rate annuities.

The Company's mix of annuity sales has shifted the past few years. With a stronger performance in the equity market, sales of fixed-indexed annuity products have been more prevalent since 2004 and have generally experienced more popularity with consumers. Over the past several years, sales of fixed-indexed products have consistently accounted for more than one-half of all annuity sales and were 77% of total annuity sales during the first six months of 2008. For all fixed-indexed products, the Company purchases over the counter options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products.

The level of annuity sales volume the past several years has required a greater level of asset/liability analysis. The Company monitors its asset/liability matching within the self-constraints of desired capital levels and risk tolerance. Despite the amounts of new business, the company's capital level remains substantially above industry averages and regulator targets.

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of June 30,
	2008	2007
	($ In thousands)

Fixed-indexed annuities
Number of policies	32,630	31,590
GAAP annuity reserves	$1,978,350	1,896,860

Other deferred annuities
Number of policies	71,870	77,280
GAAP annuity reserves	$2,401,570	2,578,700

Immediate annuities
Number of policies	13,860	13,220
GAAP annuity reserves	$276,360	251,790

Total annuities
Number of policies	118,360	122,090
GAAP annuity reserves	$4,656,280	4,727,350

Critical Accounting Estimates

Accounting policies discussed below are those considered critical to an understanding of the Company’s financial statements.

Impairment of Investment Securities.  The Company’s accounting policy requires that a decline in the value of a security below its amortized cost basis be evaluated to determine if the decline is other-than-temporary.  The primary factors considered in evaluating whether a decline in value for fixed income and equity securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial conditions and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated principal and interest payments, and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery.  In addition, certain securitized financial assets with contractual cash flows are evaluated periodically by the Company to update the estimated cash flows over the life of the security.  If the Company determines that the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the previous estimate, then an other-than-temporary impairment charge is recognized.  When a security is deemed to be impaired, a charge is recorded as net realized losses equal to the difference between the fair value and amortized cost basis of the security.  Once an impairment charge has been recorded, the fair value of the impaired investment becomes its new cost basis and the Company continues to review the other-than-temporarily impaired security for appropriate valuation on an ongoing basis.  Under U.S. generally accepted accounting principles (GAAP), the Company is not permitted to increase the basis of impaired securities for subsequent recoveries in value.

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

Deferred Sales Inducements.  Costs related to sales inducements offered on sales to new customers, principally on investment type contracts and primarily in the form of additional credits to the customer’s account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts, are deferred and recorded as other assets.  All other sales inducements are expensed as incurred and included in interest credited to contract holders’ funds.  Deferred sales inducements are amortized to income using the same methodology and assumptions as DAC, and are included in interest credited to contract holders’ funds.  Deferred sales inducements are periodically reviewed for recoverability.  See the discussion of the adoption of Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts on page 12 of this report.

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

The Company annually reviews its pension benefit plan assumptions, which include the discount rate, the expected long-term rate of return on plan assets, and the compensation increase rate.  The assumed discount rate is set based on the rates of return on high quality long-term fixed income investments currently available and expected to be available during the period to maturity of the pension benefits.  The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on the long-term investment policy of the plans and the various classes of the invested funds, based on the input of the plan’s investment advisors and consulting actuary and the plan’s historic rate of return.  The compensation rate increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation.  The freeze ceased future benefit accruals to all participants and closed the Plan to any new participants. In addition, all participants immediately became 100% vested in their accrued benefits as of that date.

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

Share-Based Payments.  Liability awards under a share-based payment arrangement have been measured based on the award's fair value at the reporting date.  The Black-Scholes valuation method has been used to estimate the fair value of the options.  This fair value calculation of the options includes assumptions relative to the following:

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Traditional life and annuity premiums	$4,624	4,586	8,518	9,319
Universal life and annuity
contract revenues	33,593	28,653	65,811	57,449
Net investment income
(excluding derivatives)	86,034	84,653	170,021	166,274
Other income	3,153	3,359	6,292	6,675

Operating revenues	127,404	121,251	250,642	239,717
Derivative income (loss)	(13,756)	23,279	(38,313)	18,684
Realized gains (losses)
on investments	(267)	4,165	(311)	4,406

Total revenues	$113,381	148,695	212,018	262,807

Traditional life and annuity premiums - Traditional life and annuity premiums increased 0.8% and decreased 8.6% for the three and six months ended June 30, 2008 compared to the same periods in 2007.  Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. These are products that the Company has de-emphasized in favor of universal life products, particularly equity-indexed universal life products.

Universal life and annuity contract revenues - Revenues for universal life and annuity contract revenues increased 17.2%  and 14.6% for the three and six months ended June 30, 2008 compared to the same periods in 2007, and consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances.  Revenues in the form of cost of insurance charges were $20.4 million and $40.4 million for the three and six months ended June 30, 2008 compared to $18.2 million and $36.1 million for the three and six months ended June 30, 2007, reflecting the growing block of life insurance in force.  Surrender charges assessed against policyholder account balances upon withdrawal increased to $9.5 million and $18.6 million for the three and six months ended June 30, 2008 versus $8.3 million and $15.9 million for the three and six months ended June 30, 2007.

Net investment income - A detail of net investment income is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Gross investment income:
Debt securities	$80,467	77,259	159,160	153,575
Mortgage loans	1,941	2,126	3,900	4,334
Policy loans	1,534	1,471	3,054	3,116
Short-term investments	394	1,776	1,558	3,662
Other invested assets	2,349	2,774	3,657	3,009

Total investment income	86,685	85,406	171,329	167,696
Investment expenses	651	753	1,308	1,422

Net investment income
(excluding derivatives)	86,034	84,653	170,021	166,274
Derivative income (loss)	(13,756)	23,279	(38,313)	18,684

Net investment income	$72,278	107,932	131,708	184,958

Short-term investments contributed $0.4 million and $1.6 million to income for the three and six months ended June 30, 2008 compared to $1.8 million and $3.7 million for the same periods in 2007.  During the early part of 2007, the shape of the yield curve was inverted or flat offering value at the short end of the maturity range. With the decline in short-term rates as a result of Federal Reserve Board reductions, the yield curve steepened eliminating some of the value of the shorter maturities.  Consequently, the Company began shifting short-term investment balances to long-term investment portfolios in 2008.  Income from other invested assets for the six months ended June 30, 2008 includes a settlement payment of $0.9 million from a previously impaired and sold security.  Derivative income and losses are recorded as a component of investment income but may fluctuate substantially from period to period based on the performance of the S&P 500® Composite Stock Price Index ("S&P 500 Index®").  See the discussion that follows this section relating to index options and derivatives.

To ensure the Company will be able to pay future commitments to policyholders and provide a financial return, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed maturity debt securities.  The income from these investments is closely monitored by the Company due to its significant impact on the business.

Net investment income performance is summarized as follows:

	Six Months Ended June 30,
	2008	2007
	(In thousands)

Excluding derivatives:
Net investment income	$170,021	166,274
Average invested assets, at amortized cost	$5,822,201	5,686,309
Annual yield on average invested assets	5.84%	5.85%

Including derivatives:
Net investment income	$131,708	184,958
Average invested assets, at amortized cost	$5,876,907	5,741,074
Annual yield on average invested assets	4.48%	6.44%

As the Company’s invested assets are substantially held in debt securities, the yield on average invested assets tends to move in conjunction with the yield on the debt securities portfolio.  Although long-term interest rate levels were lower in the first six months of 2008 compared to the first six months of 2007, the increase in corporate spreads over treasury rates substantially offset the lower interest rate level such that long-term investment yields remained largely the same.  Net investment income performance is analyzed excluding the derivative income which is a common practice in the insurance industry in order to assess underlying profitability and results from ongoing operations.

Other income - Other income primarily pertains to the Company's operations involving a nursing home in Reno, Nevada.  Revenues associated with this operation were $3.0 million and $3.3 million for the quarter ended June 30, 2008 and 2007, respectively, and $6.1 million and $6.2 million for the six months ended June 30, 2008 and 2007, respectively.

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

Derivative components included in net investment income and the corresponding contract interest amounts are detailed below for each date presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Derivatives:
Unrealized income (loss)	$(809)	9,951	(21,289)	1,361
Realized income (loss)	(12,947)	13,328	(17,024)	17,323

Total income (loss) included
in net investment income	$(13,756)	23,279	(38,313)	18,684

Total contract interest	$33,555	67,385	60,172	104,818

Benefits and Expenses.  The following details benefits and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Life and other policy benefits	$7,655	10,437	18,111	21,411
Amortization of deferred
acquisition costs	30,263	25,637	56,511	49,422
Universal life and annuity
contract interest	33,555	67,385	60,172	104,818
Other operating expenses	14,627	16,367	28,057	30,483

Totals	$86,100	119,826	162,851	206,134

Life and other policy benefits - Death claims decreased from $7.9 million and $15.6 million during the three and six months ended June 30, 2007 to $6.2 million and $14.2 million for the same periods in 2008.  While death claim amounts are subject to variation from period to period, the Company's mortality experience generally has been consistent with its product pricing assumptions.

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

Amortization of deferred policy acquisition costs increased $4.6 million and $7.1 million for the three and six months ended June 30, 2008 compared to 2007.  The increase was largely due to decrements in certain blocks of inforce annuities as well as the continuing compression of the Company’s investment spreads given a sustained lower interest rate environment relative to the Company’s minimum interest rate guarantees in its products.  More rapid lapsing of policies increases the amortization of deferred acquisition costs associated with the policies.  In addition, the adoption of SOP 05-1 in 2007 requires that unamortized deferred acquisition costs, unearned revenue liabilities and deferred sales inducement assets related to annuitizations and certain internal replacements of contracts be written off. This activity was higher in the first six months of 2008 relative to the same period in 2007.

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

The Company's approximated average credited rates are as follows:

	June 30,		June 30,
	2008	2007	2008	2007
	(Excluding derivative products)		(Including derivative products)

Annuity	2.81%	3.38%	1.84%	3.69%
Interest sensitive life	3.40%	3.16%	2.68%	5.13%

Contract interest also includes the performance of the equity-indexed component of the Company's derivative products as noted which resulted in losses of $13.8 million and $38.3 million in the first three and six months of 2008  and income of $23.3 million and $18.7 million in the first three and six months of 2007. As previously noted, the market performance of these equity-index features is largely included in contract interest expense while also impacting the Company's investment income given the hedge nature of the options purchased for these products.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, and commissions not subject to deferral.  Like revenues from other income, nursing home operation expenses are included in other operating expenses and were $2.8 million and $5.6 million for the three and six months ended June 30, 2008 and $2.8 million and $5.4 million for the three and six months ended June 30, 2007.  Other operating expenses include compensation costs under SFAS 123(R) for the Company's stock option plan pertaining to the current charge related to outstanding vested and unvested options.  Compensation costs recorded in the three and six months ended June 30, 2008 totaled $0.8 million and $0.7 million compared to $1.3 million and $2.6 million for the corresponding periods in 2007.

Federal Income Taxes.  Federal income taxes on earnings from continuing operations reflect effective tax rates of 33.7% and 28.5% for the six months ended June 30, 2008 and 2007, respectively, which are lower than the expected Federal rate of 35%.  The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.  In addition, during the second quarter of 2007, the Company identified a $2.3 million error in the net deferred tax liability.  The error, which occurred during various periods prior to 2005, was corrected in the second quarter of 2007 and resulted in a decrease in net deferred tax expense and the effective tax rate.  The adjustment was not material to any prior period financial statements.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the three months and six months ended June 30, 2008 and 2007 is provided below.  The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:

June 30, 2008	$998	4,669	10,356	2,292	18,315

June 30, 2007	$961	772	15,014	2,397	19,144

Six months ended:

June 30, 2008	$975	8,541	20,165	3,109	32,790

June 30, 2007	$(391)	4,853	29,961	3,236	37,659

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$6,691	6,314	13,310	12,647
Net investment income	5,030	4,515	10,191	9,193
Other income	4	13	10	27

Total premiums and other revenue	11,725	10,842	23,511	21,867

Benefits and expenses:
Life and other policy benefits	2,814	2,617	7,019	8,758
Amortization of deferred policy
acquisition costs	2,068	2,324	4,355	4,188
Universal life insurance contract
interest	2,288	2,312	4,643	4,632
Other operating expenses	3,049	2,119	6,023	4,831

Total benefits and expenses	10,219	9,372	22,040	22,409

Segment earnings (losses) before
Federal income taxes	1,506	1,470	1,471	(542)

Provision (benefit) for Federal
income taxes	508	509	496	(151)

Segment earnings (losses)	$998	961	975	(391)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Universal life insurance revenues	$6,333	5,225	12,378	10,415
Traditional life insurance premiums	1,309	1,924	2,931	3,636
Reinsurance premiums	(951)	(835)	(1,999)	(1,404)

Totals	$6,691	6,314	13,310	12,647

The Company's U.S. operations have made efforts over the past several years to attract new independent agents and to promote life products to improve domestic sales.  Consequently, the increased sales levels noted earlier in this report have translated to the increase in insurance revenues.

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP.  Actual universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Universal life insurance:
First year and single premiums	$3,147	3,530	7,477	6,371
Renewal premiums	4,851	3,881	9,579	8,058

Totals	$7,998	7,411	17,056	14,429

Along with the increased revenues from higher sales levels, earnings for the domestic life insurance segment improved due to more favorable mortality experience in the first six months of 2008 compared to 2007. This favorable experience caused benefits and expenses to show a decrease of $0.4 million.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$24,741	20,564	48,226	42,235
Net investment income	5,005	8,853	8,044	14,615
Other income	13	42	25	87

Total premiums and other revenue	29,759	29,459	56,295	56,937

Benefits and expenses:
Life and other policy benefits	4,286	7,300	9,599	10,977
Amortization of deferred policy
acquisition costs	9,610	7,817	18,401	15,980
Universal life insurance contract
interest	4,586	7,844	7,280	13,096
Other operating expenses	4,254	5,838	8,126	10,148

Total benefits and expenses	22,736	28,799	43,406	50,201

Segment earnings before Federal
income taxes	7,023	660	12,889	6,736

Provision (benefit) for Federal
income taxes	2,354	(112)	4,348	1,883

Segment earnings	$4,669	772	8,541	4,853

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Universal life insurance revenues	$23,913	20,970	47,865	41,657
Traditional life insurance premiums	4,013	3,396	7,054	6,973
Reinsurance premiums	(3,185)	(3,802)	(6,693)	(6,395)

Totals	$24,741	20,564	48,226	42,235

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP.  Actual universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Universal life insurance:
First year and single premiums	$10,565	10,769	19,951	19,698
Renewal premiums	24,426	22,431	46,982	42,934

Totals	$34,991	33,200	66,933	62,632

The Company reported increased premiums for fixed-indexed universal life products with approximately $38.2 million and $34.3 million for the first six months of 2008 and 2007, respectively.  Contract revenues have similarly increased as the amount of international life insurance in force has grown from $13.8 billion at June 30, 2007, to $15.4 billion at June 30, 2008.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Net investment income
(excluding derivatives)	$7,503	6,684	14,570	12,970
Derivative income (loss)	(2,498)	2,169	(6,526)	1,645

Net investment income	$5,005	8,853	8,044	14,615

Amortization of deferred policy acquisition costs increased approximately 15% comparing the first six months of 2008 to the same period in 2007, and increased 23% in the second quarter of 2008 versus the second quarter of 2007.  A portion of this increase is due to the application of SOP 05-1 as previously discussed.  In addition, amortization expense further increased due to the compression of interest spreads noted earlier as well as to higher lapse rates on products sold to residents in Eastern Europe and Asia, particularly in the second quarter of 2008.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States.  Although some of the Company's annuity products and investment contracts are available to international residents, current sales are small relative to total annuity sales.  A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$6,785	6,361	12,793	11,886
Net investment income	59,006	91,677	109,303	157,430
Other income	85	138	123	366

Total premiums and other revenue	65,876	98,176	122,219	169,682

Benefits and expenses:
Life and other benefits	555	520	1,493	1,676
Amortization of deferred policy
acquisition costs	18,585	15,496	33,755	29,254
Annuity contract interest	26,681	57,229	48,249	87,090
Other operating expenses	4,489	5,599	8,295	10,080

Total benefits and expenses	50,310	78,844	91,792	128,100

Segment earnings before Federal
income taxes	15,566	19,332	30,427	41,582

Provision for Federal income taxes	5,210	4,318	10,262	11,621

Segment earnings	$10,356	15,014	20,165	29,961

Revenues from annuity operations primarily include surrender charges and recognition of deferred revenues relating to immediate or payout annuities.  A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Surrender charges	$5,630	5,342	10,425	9,734
Payout annuity and other revenues	1,150	1,013	2,357	2,139
Traditional annuity premiums	5	6	11	13

Totals	$6,785	6,361	12,793	11,886

The Company's earnings are dependent upon annuity contracts persisting or remaining in force.  While premium and contract revenues decline with a reduction in surrender charges, the Company's investment earnings benefit as more policies remain in force.

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual annuity deposits collected for the three and six months ended June 30, 2008 and 2007 are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Fixed-indexed annuities	$76,282	88,551	145,306	152,004
Other deferred annuities	29,276	29,344	59,004	62,030
Immediate annuities	856	627	2,505	2,401

Totals	$106,414	118,522	206,815	216,435

Fixed-indexed product sales typically follow the stock market in that sales increase when confidence is high in the stock market and decline if the stock market is showing poor performance.  However, in a low interest environment the Company’s experience has shown a higher proportion of fixed-indexed annuity sales relative to other deferred annuity products which have a fixed interest rate of interest credited to the policy.

Other deferred annuity product sales have been trending lower over the past few years due to low interest rates and investor preferences.  As a selling inducement, many of the deferred products, as well as the fixed-indexed annuity products, include a first year interest bonus in addition to a base interest rate.  These bonus rates are deferred in conjunction with other capitalized policy acquisition costs.  The amount deferred and amortized over future periods amounted to approximately $5.7 million and $10.2 million for the three and six months ended June 30, 2008, and $5.9 million and $10.1 million in the comparable periods of 2007.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net investment income
(excluding derivatives)	$70,263	70,566	141,089	140,390
Derivative income (loss)	(11,257)	21,111	(31,786)	17,040

Net investment income	$59,006	91,677	109,303	157,430

As noted previously, derivative income and loss fluctuate from period to period based on the S&P 500 Index® performance.

Annuity contract interest includes the equity component return associated with the Company's fixed-indexed annuities.  The detail of fixed-indexed annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Fixed-indexed annuities	$(1,486)	35,919	3,431	43,760
All other annuities	29,442	23,965	47,792	47,822

Gross contract interest	27,956	59,884	51,223	91,582
Bonus interest deferred and capitalized	(5,672)	(5,928)	(10,156)	(10,093)
Bonus interest amortization	4,397	3,273	7,182	5,601

Total contract interest	$26,681	57,229	48,249	87,090

Contract interest reflects a decrease due to the S&P 500 Index® performance relative to fixed-indexed products.

Similar to the international life insurance segment, amortization of deferred policy acquisition costs increased approximately 15% comparing the first six months of 2008 to the same period in 2007, and 20% in the second quarter of 2008 versus 2007. A portion of this increase is due to the application of SOP 05-1 as well as additional amortization expense due to the compression of interest spreads noted and the contraction of certain blocks of policies.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations.  However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries.  Nursing home operations generated $0.5 million and $0.8 million of operating earnings in the first six months of 2008 and 2007, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the prudent handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of June 30, 2008 and December 31, 2007.  The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.

	Composition of Investments
	June 30, 2008		December 31, 2007
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Debt securities	$5,670,450	96.4	$5,659,604	95.9
Mortgage loans	90,857	1.5	99,033	1.7
Policy loans	81,877	1.4	83,772	1.4
Derivatives	6,880	0.1	25,907	0.4
Equity securities	18,737	0.3	19,713	0.3
Real estate	11,875	0.2	11,994	0.2
Other	5,763	0.1	4,568	0.1

Totals	$5,886,439	100.0	$5,904,591	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations ("CMOs"). As of June 30, 2008 and December 31, 2007, the Company's debt securities portfolio consisted of the following:

	Composition of Debt Securities
	June 30, 2008		December 31, 2007
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Corporate	$2,536,661	44.7	$2,429,753	43.0
Mortgage-backed securities	1,992,121	35.1	1,909,405	33.7
Public utilities	702,107	12.4	689,447	12.2
U.S. government/agencies	231,349	4.1	431,303	7.6
Asset-backed securities	98,174	1.7	107,019	1.9
States & political subdivisions	89,268	1.6	61,794	1.1
Foreign governments	20,770	0.4	30,883	0.5

Totals	$5,670,450	100.0	$5,659,604	100.0

Because the Company's holdings of mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing primarily in collateralized mortgage obligations, which have more predictable cash flow patterns than pass-through securities.  These securities, known as planned amortization class I ("PAC I") and sequential tranches, are designed to amortize in a more predictable manner than other CMO classes or pass-throughs.  Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

Due to negative news relative to the mortgage industry, and in particular subprime mortgages, the Company has included detailed information below related to its exposure at June 30, 2008 and December 31, 2007 in the debt securities portfolio.  The Company holds approximately $98.2 million in asset-backed securities at June 30, 2008.  This portfolio includes $47.4 million of manufactured housing bonds and $50.8 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (CBOs), collateralized debt obligations (CDOs), or collateralized loan obligations (CLOs). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The mortgage-backed portfolio includes one Alt-A security with a carrying value of $4.1 million.  The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The average FICO for an Alt-A borrower is approximately 715 compared to a score of 730 for a jumbo prime borrower.  The Company’s exposure to the Alt-A and subprime sectors is limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans.  The asset-backed portfolio includes thirteen subprime securities, totaling $50.8 million.  The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities.  All of the loans classified as Alt-A or subprime in the Company’s portfolio as of June 30, 2008 were underwritten prior to 2005 as noted in the table below.

Investment	June 30, 2008		December 31, 2007
Origination Year	Carrying Value	Market Value	Carrying Value	Market Value
	(In thousands)

Subprime:
1998	$12,986	11,757	14,026	14,045
2002	1,200	777	1,312	1,290
2003	7,211	5,212	7,761	7,232
2004	29,408	24,887	31,186	30,278

Subtotal subprime	$50,805	42,633	54,285	52,845

Alt A:
2004	$4,092	4,092	4,665	4,665

As of June 30, 2008, all of the subprime securities had investment grade ratings with nine rated AAA, three rated AA, and one rated BBB.  Seven of the thirteen subprime securities owned by the Company were wrapped by bond insurers in order to provide additional credit enhancement. These insurers were AMBAC Assurance Corporation, MBIA Insurance Corporation, and Financial Guaranty Insurance Company (“FGIC”).

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities.  As of June 30, 2008, 98.1% of the Company's debt securities were investment grade quality using ratings by Standard and Poor’s ("S&P®").  Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks.  This emphasis is reflected in the high average credit rating of the Company's portfolio.  In the table below, investments in debt securities are classified according to S&P® credit ratings, or other nationally recognized statistical rating organizations if securities were not rated by S&P® .

	June 30, 2008		December 31, 2007
	Amount	%	Amount	%
	(In thousands)		(In thousands)

AAA and U.S. government	$2,415,365	42.6	$2,564,975	45.3
AA	250,652	4.4	301,469	5.3
A	1,409,458	24.9	1,399,581	24.7
BBB	1,487,117	26.2	1,293,358	22.9
BB and other below investment grade	107,858	1.9	100,221	1.8

Totals	$5,670,450	100.0	$5,659,604	100.0

The Company does not purchase below investment grade securities.  Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  During the second quarter of 2008, the Company's percentage of below investment grade securities increased marginally for this reason.  The Company's holdings of below investment grade securities as a percentage of total invested assets are relatively small compared to industry averages.  These holdings are summarized below.

	Below Investment Grade Debt Securities
			Estimated	% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets
	(In thousands except percentages)

June 30, 2008	$117,137	107,858	103,793	1.8%

December 31, 2007	$105,067	100,221	97,618	1.7%

December 31, 2006	$145,858	146,581	146,170	2.5%

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

	Below Investment Grade Debt Securities
	Amortized	Carrying	Fair	Fair
	Cost	Value	Value	Value
	June 30,	June 30,	June 30,	December 31,
	2008	2008	2008	2007
	(In thousands)

Retail	$17,974	16,769	16,635	17,639
Utilities/Energy	12,400	12,508	12,672	12,331
Telecommunication	25,074	20,700	20,700	23,014
Asset-backed	10,671	10,671	9,073	9,728
Transportation	1,984	2,043	2,043	2,429
Manufacturing	7,520	7,262	7,262	7,438
Auto finance	6,131	6,131	4,259	5,144
Banking/Finance	9,896	9,306	9,306	7,266
Medical	13,000	12,618	11,993	11,960
Other	12,487	9,850	9,850	10,682

Totals	$117,137	107,858	103,793	107,631

The Company is required to classify its investments in debt and equity securities into one of three categories:  (a) trading securities, (b) securities available for sale, or (c) securities held to maturity.  The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities.  Of the remaining two categories, available for sale and held to maturity, the Company makes a determination based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at June 30, 2008, approximately 33% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale.

	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)
	(In thousands)
Securities held to maturity:
Debt securities	$3,748,983	3,804,745	(55,762)
Securities available for sale:
Debt securities	1,865,705	1,920,684	(54,979)
Equity securities	18,737	11,012	7,725

Totals	$5,633,425	5,736,441	(103,016)

In accordance with SFAS No. 115, Accounting for Certain Debt and Equity Securities, during the first six months of 2007 one security was sold from the held to maturity portfolio due to significant credit deterioration with an amortized cost of $5.2 million resulting in a minimal realized gain. No securities were transferred from the held to maturity portfolio to the available for sale portfolio during the first six months of 2008 or 2007.

Proceeds from sales of securities available for sale totaled approximately $0.9 million and $11.4 million during the second quarter of 2008 and 2007, respectively, which resulted in realized gains of approximately $0.9 million and $4.1 million, respectively.  For the six months ended June 30, 2008 and 2007, proceeds from sales of securities available for sale totaled $1.0 million and $11.6 million, respectively.  These sales resulted in gains of $0.9 million and $4.4 million, respectively.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	June 30,	March 31,		December 31,
	2008	2008		2007
	(In thousands except percentages)

Debt securities - fair value	$5,614,688	5,696,849		5,655,194
Debt securities - amortized cost	$5,725,429	5,664,685		5,670,827
Fair value as a percentage of amortized cost	98.1%	100.57%		99.72%
Unrealized gains (losses)	$(110,741)	32,164		(15,633)
Ten-year U.S. Treasury bond – increase (decrease)
in yield for the quarter	0.56%	(0.61	) %	(0.68	) %

	Unrealized Gains (Losses) Balance
				Quarter	YTD
	At	At	At	Change in	Change in
	June 30,	March 31,	December 31,	Unrealized	Unrealized
	2008	2008	2007	Balance	Balance

Debt securities held to
maturity	$(55,762)	38,464	(4,410)	(94,226)	(51,352)
Debt securities available
for sale	(54,979)	(6,300)	(11,223)	(48,679)	(43,756)

Totals	$(110,741)	32,164	(15,633)	(142,905)	(95,108)

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. Market interest rates of the ten-year U.S. Treasury bond increased approximately fifty-six basis points during the second quarter causing an unrealized loss of $142.9 million on a portfolio of approximately $5.7 billion.  The Company would expect similar results in the future from any significant upward or downward movement in market rates.  However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's consolidated balance sheet.

The Company manages interest rate risk through on-going cash flow testing required for insurance regulatory purposes. Business models are used to perform cash flow testing under various commonly used stress test interest rate scenarios to determine if existing assets would be sufficient to meet projected liability outflows.  Sensitivity analysis allows the Company to measure the potential gain or loss in fair value of its interest-sensitive instruments and to protect its economic value and achieve a predictable spread between what is earned on invested assets and what is paid on liabilities.  The Company seeks to minimize the impact of interest risk through surrender charges that are imposed to discourage policy surrenders.  Interest rate changes can be anticipated in the business models and the corresponding risk addressed by management actions affecting asset and liability instruments.  However, potential changes in the values of financial instruments indicated by hypothetical interest rate changes will likely be different from actual changes experienced, and the differences could be significant.

The Company performed detailed sensitivity analysis as of December 31, 2007, for its interest rate-sensitive assets and liabilities.  The changes in market values of the Company's debt securities in the second quarter of 2008 were reasonable given the expected range of results of this analysis.

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

The actual amounts paid by product line in connection with surrenders and withdrawals for the periods ended June 30 are noted in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Product Line:
Traditional Life	$1,060	1,727	2,132	2,717
Universal Life	9,220	8,020	18,670	16,067
Annuities	104,062	123,151	203,909	215,130

Total	$114,342	132,898	224,711	233,914

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $98.4 million and $118.1 million for the six months ended June 30, 2008 and 2007, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows totaled $517.7 million and $268.8 million for the six months ended June 30, 2008 and 2007, respectively.  These cash flow items could be reduced if interest rates rise.  Net cash outflows from the Company's universal life and investment annuity deposit product operations totaled $62.7 million and $51.8 million during the six months ended June 30, 2008 and 2007, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of June 30, 2008, the Company had commitments of approximately $4.3 million which were approved by the Company's Board of Directors for the construction of a nursing home facility in Central Texas.  The construction of the new facility began in 2007 and is expected to be completed in the third or fourth quarter of 2008.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating lease obligations (1)	$2,023	846	1,177	-	-
Loan commitments	850	850	-	-	-
Construction commitments	8,281	8,281	-	-	-
Life claims payable (2)	47,890	47,890	-	-	-
Other long-term reserve
liabilities reflected on the
balance sheet under GAAP (3)	6,910,276	649,040	1,105,566	1,342,661	3,813,009

Total	$6,969,320	706,907	1,106,743	1,342,661	3,813,009

(1)  Refer to Note 9 in the Notes to Consolidated Financial Statements relating to leases in the Company’s Annual Report on Form 10-K.
(2)  Life claims payable includes benefit and claim liabilities for which the Company believes the amount and timing of the payment is essentially fixed and determinable.  Such amounts generally relate to incurred and reported death and critical illness claims including an estimate of claims incurred but not reported.
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

CHANGES IN ACCOUNTING PRINCIPLES AND CRITICAL ACCOUNTING POLICIES

Changes in Accounting Principles

Refer to Note 2 and Note 10 of the Notes to Condensed Consolidated Financial Statements.

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 9 of the accompanying financial statements included in this Form 10-Q.

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

During May and June, 2008, the Company purchased 3,368 and 2,000 shares, respectively, from Option Holders at an average price of $224.42 and $239.03, respectively.  These purchased shares are reported in the Company's condensed consolidated financial statements as authorized and unissued.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 20, 2008, the stockholders voted upon the following matters at the annual stockholders meeting:

(a) The election of Class A directors to the Company's Board of Directors to serve one-year terms.  The results of the voting were as follows:

	For	Against

Robert L. Moody	2,774,574	403,881
Stephen E. Glasgow	3,045,205	133,250
E.J. Pederson	3,111,600	66,855

(b) The election of Class B directors to the Company's Board of Directors to serve one-year terms.  The results of the voting were as follows:

	For	Against

E. Douglas McLeod	198,074	-
Charles D. Milos	198,074	-
Frances A. Moody-Dahlberg	198,074	-
Ross R. Moody	198,074	-
Russell S. Moody	198,074	-
Louis E. Pauls, Jr.	198,074	-

(c)  The adoption of the National Western Life Insurance Company 2008 Incentive Plan replacing the previous incentive plan originally adopted in 1995.  The results of the voting were 1,996,133 For, 861,097 Against, and 9,684 Abstentions.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: August 8, 2008	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: August 8, 2008	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial & Administrative
Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)