Form 10-Q
period 2008-09-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2008-11-10
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of November 6, 2008, the number of shares of Registrant's common stock outstanding was: Class A – 3,425,966 and Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	September 30,	December 31,
ASSETS	2008	2007

Investments:
Securities held to maturity, at amortized cost	$3,850,139	3,778,603
Securities available for sale, at fair value	1,793,722	1,900,714
Mortgage loans, net of allowance for possible losses
($3,571 and $3,567)	87,789	99,033
Policy loans	80,937	83,772
Derivatives, index options	6,095	25,907
Other long-term investments	23,523	16,562

Total investments	5,842,205	5,904,591

Cash and short-term investments	34,851	45,206
Deferred policy acquisition costs	688,973	664,805
Deferred sales inducements	117,177	104,029
Accrued investment income	67,503	65,034
Federal income tax receivable	5,184	10,010
Other assets	44,975	41,651

	$6,800,868	6,835,326

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2008	2007

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$137,978	138,672
Universal life and annuity contracts	5,419,282	5,441,871
Other policyholder liabilities	129,078	120,400
Federal income tax liability:
Current	-	-
Deferred	36,428	61,720
Other liabilities	81,833	60,978

Total liabilities	5,804,599	5,823,641

COMMITMENTS AND CONTINGENCIES (Notes 5 and 9)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,425,966 and
3,422,324 issued and outstanding in 2008 and 2007	3,426	3,422
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2008 and 2007	200	200
Additional paid-in capital	36,680	36,236
Accumulated other comprehensive loss	(44,448)	(7,065)
Retained earnings	1,000,411	978,892

Total stockholders’ equity	996,269	1,011,685

	$6,800,868	6,835,326

Note:  The condensed consolidated balance sheet at December 31, 2007, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2008 and 2007
(Unaudited)
(In thousands, except per share amounts)

	2008	2007

Premiums and other revenue:
Life and annuity premiums	$4,057	4,755
Universal life and annuity contract revenues	32,885	30,025
Net investment income	69,582	75,075
Other income	3,056	3,786
Net investment losses	(21,620)	(1,505)

Total premiums and other revenue	87,960	112,136

Benefits and expenses:
Life and other policy benefits	10,794	11,337
Amortization of deferred policy acquisition costs	37,188	25,238
Universal life and annuity contract interest	38,339	38,219
Other operating expenses	17,905	12,871

Total benefits and expenses	104,226	87,665

Earnings (loss) before Federal income taxes	(16,266)	24,471

Provision (benefit) for Federal income taxes:
Current	3,488	(2,836)
Deferred	(9,954)	11,685

Total Federal income taxes	(6,466)	8,849

Net earnings (loss)	$(9,800)	15,622

Basic Earnings (Loss) Per Share:
Class A	$(2.78)	4.44
Class B	$(1.39)	2.22

Diluted Earnings (Loss) Per Share:
Class A	$(2.78)	4.38
Class B	$(1.39)	2.22

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)
(In thousands, except per share amounts)

	2008	2007

Premiums and other revenue:
Life and annuity premiums	$12,575	14,074
Universal life and annuity contract revenues	98,696	87,474
Net investment income	201,290	260,033
Other income	9,348	10,461
Net investment gains (losses)	(21,931)	2,901

Total premiums and other revenue	299,978	374,943

Benefits and expenses:
Life and other policy benefits	28,905	32,748
Amortization of deferred policy acquisition costs	93,699	74,660
Universal life and annuity contract interest	98,511	143,037
Other operating expenses	45,962	43,354

Total benefits and expenses	267,077	293,799

Earnings before Federal income taxes	32,901	81,144

Provision (benefit) for Federal income taxes:
Current	15,307	6,551
Deferred	(5,194)	18,448

Total Federal income taxes	10,113	24,999

Net earnings	$22,788	56,145

Basic Earnings Per Share:
Class A	$6.47	15.94
Class B	$3.23	7.97

Diluted Earnings Per Share:
Class A	$6.42	15.74
Class B	$3.23	7.97

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007

Net earnings (loss)	$(9,800)	15,622

Other comprehensive income (loss), net of effects of
deferred costs and taxes:
Unrealized losses on securities:
Net unrealized holding gains (losses) arising during period	(34,258)	4,860
Reclassification adjustment for net losses
included in net earnings	11,707	16
Amortization of net unrealized gains related to
transferred securities	11	25

Net unrealized gains (losses) on securities	(22,540)	4,901

Foreign currency translation adjustments	(8)	47

Benefit plans:
Amortization of net prior service cost and net loss	342	308

Other comprehensive income (loss)	(22,206)	5,256

Comprehensive income (loss)	$(32,006)	20,878

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007

Net earnings	$22,788	56,145

Other comprehensive income (loss), net of effects of
deferred costs and taxes:
Unrealized losses on securities:
Net unrealized holding losses arising during period	(49,353)	(3,745)
Reclassification adjustment for net losses (gains)
included in net earnings	11,097	(2,848)
Amortization of net unrealized gains (losses) related to
transferred securities	(3)	79

Net unrealized losses on securities	(38,259)	(6,514)

Foreign currency translation adjustments	(150)	(139)

Benefit plans:
Amortization of net prior service cost and net loss	1,026	926

Other comprehensive loss	(37,383)	(5,727)

Comprehensive income (loss)	$(14,595)	50,418

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007
Common stock:
Balance at beginning of year	$3,622	3,621
Shares exercised under stock option plan	4	1

Balance at end of period	3,626	3,622

Additional paid-in capital:
Balance at beginning of year	36,236	36,110
Shares exercised under the stock option plan	444	126

Balance at end of period	36,680	36,236

Accumulated other comprehensive loss:
Unrealized gains (losses) on securities:
Balance at beginning of year	1,184	3,148
Change in unrealized losses during period	(38,259)	(6,514)

Balance at end of period	(37,075)	(3,366)

Foreign currency translation adjustments:
Balance at beginning of year	3,078	3,122
Change in translation adjustments during period	(150)	(139)

Balance at end of period	2,928	2,983

Benefit plan liability adjustment:
Balance at beginning of year	(11,327)	(10,001)
Amortization of net prior service cost and net gain	1,026	926

Balance at end of period	(10,301)	(9,075)

Accumulated other comprehensive loss at end of period	(44,448)	(9,458)

Retained earnings:
Balance at beginning of year	978,892	896,984
Cumulative effect of change in accounting principle, net of tax	-	(2,195)
Net earnings	22,788	56,145
Stockholder dividends	(1,269)	(1,268)

Balance at end of period	1,000,411	949,666

Total stockholders' equity	$996,269	980,066

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007

Cash flows from operating activities:
Net earnings	$22,788	56,145
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and annuity contract interest	98,511	143,037
Surrender charges and other policy revenues	(30,324)	(26,776)
Net investment losses (gains)	21,931	(2,901)
Accrual and amortization of investment income	(3,715)	(3,829)
Depreciation and amortization	786	746
Decrease in value of derivatives	52,824	26,393
Decrease (increase) in deferred policy acquisition and
sales inducement costs	14,508	(9,730)
(Increase) decrease in accrued investment income	(2,496)	924
Decrease in other assets	991	582
(Decrease) increase in liabilities for future policy benefits	(694)	338
Increase in other policyholder liabilities	8,678	4,893
(Decrease) increase in Federal income tax liability	(368)	6,861
Increase (decrease) in other liabilities	11,116	(5,924)
Other	844	167

Net cash provided by operating activities	195,380	190,926

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	-	5,175
Securities available for sale	1,522	28,418
Other investments	5,382	33,255
Proceeds from maturities and redemptions of:
Securities held to maturity	417,933	106,023
Securities available for sale	190,284	268,999
Other investments	-	-
Purchases of:
Securities held to maturity	(493,363)	(256,014)
Securities available for sale	(190,039)	(284,742)
Other investments	(47,195)	(35,619)
Principal payments on mortgage loans	12,308	21,623
Cost of mortgage loans acquired	(6,046)	(18,480)
Decrease in policy loans	2,835	2,309
Other	(4,316)	(6,624)

Net cash used in investing activities	(110,695)	(135,677)

(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007

Cash flows from financing activities:
Deposits to account balances for universal life
and annuity contracts	$346,119	380,708
Return of account balances on universal life
and annuity contracts	(441,195)	(444,877)
Issuance of common stock under stock option plan	448	127

Net cash used in financing activities	(94,628)	(64,042)

Effect of foreign exchange	(412)	(72)

Net decrease in cash and short-term investments	(10,355)	(8,865)
Cash and short-term investments at beginning of period	45,206	49,901

Cash and short-term investments at end of period	$34,851	41,036

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$30	30
Income taxes	10,481	19,155

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of National Western Life Insurance Company and its subsidiaries (the Company) as of September 30, 2008, and the results of their operations and their cash flows for the three months and nine months ended September 30, 2008 and 2007.  The results of operations for the three months and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission (“SEC”) internet site at www.sec.gov.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The Company adopted SFAS 157 effective January 1, 2008, and the adoption did not have an impact on the Company’s consolidated financial statements.  See Note 11 for additional disclosures concerning fair value measurement.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The provisions of FSP FAS 142-3 are to be applied prospectively to intangible assets acquired after January 1, 2009 although the disclosure provisions are required for all intangible assets as of or subsequent to January 1, 2009. The adoption of FSP FAS 142-3 is not expected to impact the Company’s consolidated financial condition and results of operations.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS 163”). The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”) and that are not accounted for as derivative instruments. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company does not have financial guarantee insurance products, and, accordingly does not expect the adoption of SFAS 163 to have an effect on the Company’s consolidated financial condition and results of operations.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP amends SFAS 133 to require disclosures by entities that assume credit risk through the sale of credit derivatives including credit derivatives embedded in a hybrid instrument to enable users of financial statements to assess the potential effect on its financial position, financial performance, and cash flows from these credit derivatives. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require additional disclosure about the current status of the payment/performance risk of a guarantee. FSP FAS 133-1 and FIN 45-4 are effective for financial statements issued for fiscal years and interim periods ending after November 15, 2008. The Company does not expect the adoption of FSP FAS 133-1 and FIN 45-4 to have an effect on the Company’s consolidated financial condition and results of operations.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of SFAS 157 in a market that is not active and illustrates key considerations including the use of an entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates, appropriate risk adjustments for nonperformance and liquidity risks, and the reliance that an entity should place on quotes that do not reflect the result of market transactions. This FSP was preceded by a press release that was jointly issued by the Office of the Chief Accountant of the SEC and the FASB staff on September 30, 2008 which provided immediate clarification on fair value accounting based on the measurement guidance of SFAS 157. The FSP was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.  See Note 11 for disclosures regarding the Company’s fair value measurements.

(3)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The Company paid no cash dividends on common stock during the nine months ended September 30, 2008 and 2007.  However, the Company declared a cash dividend on August 22, 2008 payable November 28, 2008 to stockholders on record as of October 31, 2008.  The dividends declared were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders.  The dividend payment was approved by the Colorado Division of Insurance.  A dividend in the same amounts per share on Class A and Class B shares was declared in August and paid in November of 2007.

(4)  EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net income (loss) by the weighted-average basic common shares outstanding during the period.  Diluted earnings per share assumes the issuance of common shares applicable to stock options in the denominator.

	Three Months Ended September 30,
	2008		2007
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and
Diluted Earnings Per Share:
Net income (loss)	$(9,800)		15,622
Dividends – Class A shares	(1,233)		(1,232)
Dividends – Class B shares	(36)		(36)

Undistributed income (loss)	$(11,069)		14,354

Allocation of net income (loss):
Dividends	$1,233	36	1,232	36
Allocation of undistributed income (loss)	(10,755)	(314)	13,946	408

Net income (loss)	$(9,522)	(278)	15,178	444

Denominator:
Basic earnings per share -
weighted-average shares	3,426	200	3,422	200
Effect of dilutive
stock options	-	-	42	-

Diluted earnings per share -
adjusted weighted-average
shares for assumed
Conversions	3,426	200	3,464	200

Basic Earnings (Loss) Per Share	$(2.78)	(1.39)	4.44	2.22

Diluted Earnings (Loss) Per Share	$(2.78)	(1.39)	4.38	2.22

	Nine Months Ended September 30,
	2008		2007
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and
Diluted Earnings Per Share:
Net income	$22,788		56,145
Dividends – Class A shares	(1,233)		(1,232)
Dividends – Class B shares	(36)		(36)

Undistributed income	$21,519		54,877

Allocation of net income:
Dividends	$1,233	36	1,232	36
Allocation of undistributed income	20,909	610	53,319	1,558

Net income	$22,142	646	54,551	1,594

Denominator:
Basic earnings per share -
weighted-average shares	3,425	200	3,422	200
Effect of dilutive
stock options	26	-	45	-

Diluted earnings per share -
adjusted weighted-average
shares for assumed
conversions	3,451	200	3,467	200

Basic Earnings Per Share	$6.47	3.23	15.94	7.97

Diluted Earnings Per Share	$6.42	3.23	15.74	7.97

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

The following summarizes the components of net periodic benefit cost.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Service cost	$-	180	-	540
Interest cost	259	272	777	815
Expected return on plan assets	(285)	(275)	(855)	(825)
Amortization of prior service cost	1	1	3	3
Amortization of net loss	60	80	182	240

Net periodic benefit cost	$35	258	107	773

The Company has contributed $1.1 million to the plan in 2008.  No further contributions are expected in 2008.

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

The following summarizes the components of net periodic benefit costs for these non-qualified plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Service cost	$146	194	439	580
Interest cost	298	240	893	721
Amortization of prior service cost	260	260	780	780
Amortization of net loss	177	101	530	303

Net periodic benefit cost	$881	795	2,642	2,384

The Company expects to contribute $1.7 million to these plans in 2008.  As of September 30, 2008, the Company has contributed $1.2 million to the plans.

(B)  Defined Benefit Postretirement Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following summarizes the components of net periodic benefit costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Interest cost	$34	36	101	106
Amortization of prior service cost	25	25	77	77
Amortization of net loss	1	7	4	22

Net periodic benefit cost	$60	68	182	205

As previously disclosed in its financial statements for the year ended December 31, 2007, the Company expects to contribute minimal amounts to the plan in 2008.

(6)  SEGMENT AND OTHER OPERATING INFORMATION

Under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information as of and for the periods ended September 30, 2008 and 2007 is provided below.

Selected Segment Information.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

September 30, 2008:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$64,669	219,531	521,950	-	806,150
Total segment assets	398,277	837,859	5,385,733	138,787	6,760,656
Future policy benefits	318,080	592,887	4,646,293	-	5,557,260
Other policyholder liabilities	11,786	12,942	104,350	-	129,078

Three Months Ended
September 30, 2008:
Condensed Income Statements:
Premiums and contract
revenues	$6,798	23,890	6,254	-	36,942
Net investment income	4,912	4,652	58,902	1,116	69,582
Other income	3	13	46	2,994	3,056

Total revenues	11,713	28,555	65,202	4,110	109,580

Life and other policy benefits	3,569	5,765	1,460	-	10,794
Amortization of deferred
policy acquisition costs	3,219	8,877	25,092	-	37,188
Universal life and annuity
contract interest	2,249	4,664	31,426	-	38,339
Other operating expenses	3,070	6,597	5,531	2,707	17,905
Federal income taxes (benefit)	(147)	694	158	396	1,101

Total expenses	11,960	26,597	63,667	3,103	105,327

Segment earnings (loss)	$(247)	1,958	1,535	1,007	4,253

Selected Segment Information.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Nine Months Ended
September 30, 2008:
Condensed Income Statements:
Premiums and contract
revenues	$20,108	72,116	19,047	-	111,271
Net investment income	15,103	12,696	168,205	5,286	201,290
Other income	13	38	169	9,128	9,348

Total revenues	35,224	84,850	187,421	14,414	321,909

Life and other policy benefits	10,588	15,364	2,953	-	28,905
Amortization of deferred
policy acquisition costs	7,574	27,278	58,847	-	93,699
Universal life and annuity
contract interest	6,892	11,944	79,675	-	98,511
Other operating expenses	9,093	14,723	13,826	8,320	45,962
Federal income taxes	349	5,042	10,420	1,978	17,789

Total expenses	34,496	74,351	165,721	10,298	284,866

Segment earnings	$728	10,499	21,700	4,116	37,043

Selected Segment Information.
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

September 30, 2007:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$57,063	189,866	508,852	-	755,781
Total segment assets	392,465	769,225	5,513,462	104,786	6,779,938
Future policy benefits	318,171	541,526	4,733,985	-	5,593,682
Other policyholder liabilities	10,915	17,225	89,202	-	117,342

Three Months Ended
September 30, 2007:
Condensed Income Statements:
Premiums and contract
revenues	$6,875	21,826	6,079	-	34,780
Net investment income	4,774	6,460	62,833	1,008	75,075
Other income	7	19	543	3,217	3,786

Total revenues	11,656	28,305	69,455	4,225	113,641

Life and other policy benefits	3,969	6,353	1,015	-	11,337
Amortization of deferred
policy acquisition costs	2,229	8,045	14,964	-	25,238
Universal life and annuity
contract interest	2,396	6,131	29,692	-	38,219
Other operating expenses	2,877	3,616	3,593	2,785	12,871
Federal income taxes	42	1,457	7,314	563	9,376

Total expenses	11,513	25,602	56,578	3,348	97,041

Segment earnings	$143	2,703	12,877	877	16,600

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Nine Months Ended
September 30, 2007:
Condensed Income Statements:
Premiums and contract
revenues	$19,522	64,061	17,965	-	101,548
Net investment income	13,967	21,075	220,263	4,728	260,033
Other income	34	106	909	9,412	10,461

Total revenues	33,523	85,242	239,137	14,140	372,042

Life and other policy benefits	12,727	17,330	2,691	-	32,748
Amortization of deferred
policy acquisition costs	5,041	25,401	44,218	-	74,660
Universal life and annuity
contract interest	7,028	19,227	116,782	-	143,037
Other operating expenses	9,084	12,388	13,673	8,209	43,354
Federal income taxes (benefit)	(109)	3,340	18,936	1,817	23,984

Total expenses	33,771	77,686	196,300	10,026	317,783

Segment earnings (loss)	$(248)	7,556	42,837	4,114	54,259

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$36,942	34,780	111,271	101,548
Net investment income	69,582	75,075	201,290	260,033
Other income	3,056	3,786	9,348	10,461
Net investment gains (losses)	(21,620)	(1,505)	(21,931)	2,901

Total consolidated premiums and
other revenue	$87,960	112,136	299,978	374,943

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$1,101	9,376	17,789	23,984
Taxes on net investment (losses) gains	(7,567)	(527)	(7,676)	1,015

Total consolidated Federal
income taxes (benefit)	$(6,466)	8,849	10,113	24,999

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net Earnings:
Total segment earnings	$4,253	16,600	37,043	54,259
Net investment (losses) gains,
net of taxes	(14,053)	(978)	(14,255)	1,886

Total consolidated net earnings (loss)	$(9,800)	15,622	22,788	56,145

	September 30,
	2008	2007
	(In thousands)
Assets:
Total segment assets	$6,760,656	6,779,938
Other unallocated assets	40,212	35,245

Total consolidated assets	$6,800,868	6,815,183

(7)  SHARE-BASED PAYMENTS

The Company has a stock and incentive plan ("1995 Plan") which provides for the grant of any or all of the following types of awards to eligible employees:  (1) stock options, including incentive stock options and nonqualified stock options;  (2) stock appreciation rights, in tandem with stock options or freestanding;  (3) restricted stock; and  (4) performance awards.  The 1995 Plan began on April 21, 1995, and was amended on June 25, 2004 to extend the termination date to April 20, 2010.  The number of shares of Class A, $1.00 par value, common stock which may be issued under the 1995 Plan, or as to which stock appreciation rights or other awards may be granted, may not exceed 300,000.  Effective June 20, 2008, the Company’s shareholders approved a 2008 Incentive Plan (“2008 Plan”).  The 2008 Plan is substantially similar to the 1995 Plan and authorized an additional number of Class A, $1.00 per value, common stock shares eligible for issue not to exceed 300,000.  These shares may be authorized and unissued shares.  The Company has only issued nonqualified stock options and stock appreciation rights.

All of the employees of the Company and its subsidiaries are eligible to participate in the two Plans.  In addition, directors of the Company are eligible for restricted stock awards, incentive awards, and performance awards.  Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. The directors' stock options vest 20% annually following one full year of service to the Company from the date of grant.  The officers' stock options vest 20% annually following three full years of service to the Company from the date of grant.  Options issued expire after ten years.  During the third quarter of 2008, 2,750 stock appreciation rights were awarded to specified Company officers.  Quantities awarded and market value prices on the dates of award are: (1) August 21, 2008, 1,250 awards at $236.00 (2) September 2, 2008, 1,000 awards at $251.49; and, (3) September 22, 2008, 500 awards at $256.00.  No awards were issued during the same period in 2007.

In 2006, the Company adopted and implemented a limited stock buy-back program, which provides option holders under the 1995 Plan the additional alternative of selling shares acquired through the exercise of options directly back to the Company.  Option holders may elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. The buy-back program did not alter the terms and conditions of the 1995 Plan, however, the program necessitated a change in accounting from the equity classification to the liability classification.  Accordingly, the Company is using the current fair value method to measure compensation cost.  In August 2008, the Company implemented another limited stock buy back program substantially similar to the 2006 program for shares issued under the 2008 Plan and therefore also follows the liability classification of accounting.  A summary of shares available for grant, stock option, and stock appreciation right (“SAR”) activity is detailed below.

		Options Outstanding
			Weighted-
	Shares		Average
	Available		Exercise
	For Grant	Shares	Price

Balance at January 1, 2008	27,668	94,984	$128.47
Stock Options:
Exercised	-	(25,440)	105.77
Forfeited	1,000	(1,000)	150.00
Stock options granted April 18, 2008	(28,268)	28,268	255.13
2008 Plan addition	300,000	-	-
Stock options granted June 20, 2008	(9,000)	9,000	208.05
SARs granted August 21, 2008	(1,250)	1,250	236.00
SARs granted September 2, 2008	(1,000)	1,000	251.49
SARs granted September 22, 2008	(500)	500	256.00

Balance at September 30, 2008	288,650	108,562	$176.13

The total intrinsic value of options exercised was $2.7 million and $4.6 million for the nine months ended September 30, 2008 and 2007, respectively.  The total share-based liabilities paid were $2.5 million for the nine months ended September 30, 2008.  There were no shares vested during the third quarter of 2008.

The following table summarizes information about stock options ans SARs outstanding at September 30, 2008.

	Options Outstanding
		Weighted-
		Average
	Number	Remaining	Options
	Outstanding	Contractual Life	Exercisable
Exercise prices:
$ 92.13	10,194	2.6 years	10,194
95.00	6,000	2.7 years	6,000
150.00	52,350	5.6 years	21,450
255.13	28,268	9.6 years	-
208.05	9,000	9.7 years	-
236.00	1,250	9.9 years	-
251.49	1,000	9.9 years	-
256.00	500	9.9 years	-

Totals	108,562		37,644

Aggregate intrinsic value
(in thousands)	$7,545		$4,386

The aggregate intrinsic value in the table above is based on the closing stock price of $242.07 per share on September 30, 2008.

In estimating the fair value of the options outstanding at September 30, 2008 and 2007, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	2008	2007

Expected term of options	2 to 10 years	2 to 6 years
Expected volatility:
Range	21.83% to 41.95%	16.21% to 23.19%
Weighted average	26.46%	19.55%
Expected dividends	$0.36	$0.36
Risk-free rate:
Range	3.38% to 4.35%	3.95% to 4.35%
Weighted average	3.90%	4.12%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on historical volatility over the expected term.

The pre-tax compensation cost recognized in the financial statements related to the Plan was $2.6 million for each of the nine month periods ended September 30, 2008 and 2007.  The related tax benefit recognized was $0.9 million for each of the nine month periods ended September 30, 2008 and 2007.

As of September 30, 2008, the total compensation cost related to nonvested options not yet recognized was $3.7 million.  This amount is expected to be recognized over a weighted-average period of 2.4 years. The Company recognizes compensation cost over the graded vesting periods.

For the nine months ended September 30, 2008 and 2007, the total cash received from the exercise of options under the Plan was $0.4 million and $0.1 million, respectively.

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

(9)  LEGAL PROCEEDINGS

The Company is a defendant in two class action lawsuits.  In one case, the Court has certified a class consisting of certain California policyholders age 65 and older alleging violations under California Business and Professions Code section 17200.  The Court has additionally certified a subclass of 36 policyholders alleging fraud against their agent, and vicariously, against the Company but it is expected that a motion for class certification will be filed by February, 2009.  A second class action lawsuit is in discovery with no class certification motion pending.  Management believes that the Company has good and meritorious defenses and intends to continue to vigorously defend itself against these claims.

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

On June 28, 2008, the SEC published for public comment until September 10, 2008, proposed Rule 151A which would require fixed-index annuity products to be regulated by the SEC.  On October 10, 2008, the SEC republished the rule for public comment until November 17, 2008.  The proposed rule indicates there would be 12 months between publication and the effective date of any final rule.  Under this proposed rule, fixed-index annuities would be considered a type of security and all agents selling these products would have to be registered representatives affiliated with a licensed broker dealer.  While there is uncertainty regarding the outcome of this proposed rule, it is possible the Company could have a more regulated environment in the future for its fixed-index annuity products with a likely increase in costs and possible decline in sales due to product redesign requirements.

(10) INVESTMENTS

(A) Debt and Equity Securities

The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at September 30, 2008.

	Securities Held to Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Treasury and other U.S.
government corporations
and agencies	$186,528	1,643	1,061	187,110

States and political subdivisions	23,179	3	737	22,445

Foreign governments	9,953	352	-	10,305

Public utilities	502,818	4,326	22,835	484,309

Corporate	1,306,443	7,174	96,576	1,217,041

Mortgage-backed	1,748,664	6,059	33,063	1,721,660

Asset-backed	72,554	212	9,969	62,797

Totals	$3,850,139	19,769	164,241	3,705,667

	Securities Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Treasury and other U.S.
government corporations
and agencies	$-	-	-	-

States and political subdivisions	80,214	250	9,605	70,859

Foreign governments	10,432	669	-	11,101

Public utilities	284,356	136	21,275	263,217

Corporate	1,237,756	8,196	82,957	1,162,995

Mortgage-backed	258,060	1,978	12,592	247,446

Asset-backed	25,199	-	2,491	22,708

Equity securities	7,623	8,176	403	15,396

Totals	$1,903,640	19,405	129,323	1,793,722

The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 2007.

	Securities Held to Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
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

The following table shows the gross unrealized losses and fair values of the Company's investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2008.

	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. government
agencies	$89,549	713	25,865	348	115,414	1,061

State and political
subdivisions	61,975	7,398	12,525	2,944	74,500	10,342

Public utilities	413,437	23,482	194,103	20,628	607,540	44,110

Corporate	1,151,033	81,333	653,584	98,200	1,804,617	179,533

Mortgage-backed	990,586	18,429	368,068	27,226	1,358,654	45,655

Asset-backed	36,939	2,681	37,849	9,779	74,788	12,460

Debt securities	2,743,519	134,036	1,291,994	159,125	4,035,513	293,161

Equity securities	3,247	364	114	39	3,361	403

Total temporarily
impaired securities	$2,746,766	134,400	1,292,108	159,164	4,038,874	293,564

The following table shows the gross unrealized losses and fair values of the Company's investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2007.

	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. government
agencies	$-	-	44,207	495	44,207	495

State and political
subdivisions	-	-	51,265	947	51,265	947

Public utilities	64,761	487	278,788	8,420	343,549	8,907

Corporate	183,923	3,131	1,049,803	41,545	1,233,726	44,676

Mortgage-backed	39,181	164	1,049,492	22,598	1,088,673	22,762

Asset-backed	18,780	877	34,537	2,152	53,317	3,029

Debt securities	306,645	4,659	2,508,092	76,157	2,814,737	80,816

Equity securities	-	-	12,247	1,413	12,247	1,413

Total temporarily
impaired securities	$306,645	4,659	2,520,339	77,570	2,826,984	82,229

Debt securities. The gross unrealized losses for debt securities at September 30, 2008 are made up of 538 individual issues, or 70.9% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 93.2%. Of the 538 securities, 183, or approximately 34.0%, fall in the 12 months or greater aging category; of the 538 debt securities, 522 were rated investment grade at September 30, 2008.

Equity securities.  The gross unrealized losses for equity securities are made up of 42 individual issues.  These holdings are reviewed for impairment quarterly.  As of September 30, 2008, 15 equity securities were impaired.

Management believes the declines in value are temporary for all of the securities for which other-than-temporary impairment has not been recorded and the Company has the intent and ability to hold the securities until a market price recovery.

(B) Investment Gains and Losses

The table below presents realized investment gains and losses for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)
Available for sale debt securities:
Realized gains on disposal	$106	72	992	4,400
Realized losses on disposal	-	(239)	-	(256)
Held to maturity debt securities:
Realized gains on disposal	4	-	154	19
Impairments on debt securities	(18,200)	-	(18,200)	(34)
Equity securities realized gains	39	128	118	238
Equity securities impairments	(3,435)	-	(4,885)	-
Mortgage loans	-	(1,466)	(4)	(1,466)
Other	(134)	-	(106)	-

Totals	$(21,620)	(1,505)	(21,931)	2,901

During the third quarter ended September 30, 2008, the Company recorded other-than-temporary impairment writedowns on debt securities including Washington Mutual ($9.2 million), Clear Channel Communications ($7.0 million) and GMAC ($1.9 million) and on equity securities including Freddie Mac and Fannie Mae preferred stock ($3.1 million).  Due to the events leading to the writedowns also providing evidence of a significant deterioration in the issuers’ credit worthiness, the Washington Mutual and GMAC securities were transferred from held to maturity to available for sale.

During the third quarter ended September 30, 2007, the Company recorded a valuation allowance of $1.5 million pertaining to a mortgage loan with property damaged by Hurricane Katrina.

(11)  FAIR VALUE MEASUREMENTS

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

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	September 30, 2008
Description	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$1,778,326	-	1,765,357	12,969
Equity securities, available for sale	15,396	285	7,921	7,190
Derivatives	6,095	-	6,095	-

Total assets	$1,799,817	285	1,779,373	20,159

Policyholder account balances (a)	$13,114	-	13,114	-
Other liabilities (b)	7,837	-	-	7,837

Total liabilities	$20,951	-	13,114	7,837

(a)  Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)  Represents the liability for share-based compensation.

The following table provides additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	For the Three Months Ended September 30, 2008
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	For Sale	For Sale	Assets	Liabilities
	(In thousands)

Beginning balance, July 1, 2008	$12,819	7,190	20,009	6,303
Total realized and unrealized gains (losses):
Included in net income	-	-	-	2,066
Included in other comprehensive loss	151	-	151	-
Purchases, sales, issuances and settlements, net	(1)	-	(1)	(532)
Transfers into (out of) Level 3	-	-	-	-

Ending balance, September 30, 2008	$12,969	7,190	20,159	7,837

Amount of total gains (losses) for the period
included in net income attributable to the change
in unrealized gains (losses) relating to assets still
held as of September 30, 2008	$-	-	-	2,066

	For the Nine Months Ended September 30, 2008
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	For Sale	For Sale	Assets	Liabilities
	(In thousands)

Beginning balance, January 1, 2008	$1,618	7,147	8,765	7,712
Total realized and unrealized gains (losses):
Included in net income	-	-	-	2,625
Included in other comprehensive loss	(48)	43	(5)	-
Purchases, sales, issuances and settlements, net	(525)	-	(525)	(2,500)
Transfers into (out of) Level 3	11,924	-	11,924	-

Ending balance, September 30, 2008	$12,969	7,190	20,159	7,837

Amount of total gains (losses) for the period
included in net income attributable to the change
in unrealized gains (losses) relating to assets still
held as of September 30, 2008	$-	-	-	2,625

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

OVERVIEW

Insurance Operations - Domestic

The Company is currently licensed to do business in all states except for New York.  Products marketed are annuities, universal life insurance, fixed-indexed annuities and fixed-indexed universal life, and traditional life insurance, which include both term and whole life products.  The Company’s domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-indexed annuities.  Most of these annuities can be sold as tax qualified or nonqualified products.  At September 30, 2008, the Company maintained approximately 117,780 annuity policies in force.

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

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper socioeconomic classes.  Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another.  Products issued to international residents are almost entirely universal life and traditional life insurance products.  However, certain annuity and investment contracts are also available. At September 30, 2008, the Company had approximately 74,750 international life insurance policies in force representing approximately $15.7 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 4,400 independent international consultants and brokers currently contracted, 52% of which have submitted policy applications to the Company in the past twelve months.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
International:
Universal life	$2,346	2,544	5,988	6,695
Traditional life	1,404	1,454	4,137	4,946
Equity-indexed life	5,396	6,397	16,829	16,176
	9,146	10,395	26,954	27,817
Domestic:
Universal life	2,848	1,826	5,780	3,158
Traditional life	45	66	116	194
Equity-indexed life	833	1,962	4,057	4,817
	3,726	3,854	9,953	8,169

Totals	$12,872	14,249	36,907	35,986

Life insurance sales as measured by annualized first year premiums decreased 10% in the third quarter of 2008 as compared to the third quarter of 2007 but increased 3% for the first nine months of 2008 versus 2007. The Company's domestic life line of business posted a 22% increase for the first nine months of the year while international sales declined 3% from the amounts reported in 2007.

Management has placed considerable emphasis on building domestic life insurance sales as a strategic focus for future growth. This focus was partly in response to comments from outside rating agencies who expressed a preference for a greater proportion of overall Company earnings to be derived from the life insurance line of business. Previously, the Company’s domestic operations had generally focused more heavily on annuity sales than on life insurance sales. The Company spent the greater part of 2003 and 2004 revamping its domestic life operations by changing the way it contracts distribution for life business, eliminating products and distribution that have not contributed significantly to earnings, and creating new and competitive products. A single premium universal life ("SPUL") product was launched at the end of 2003 beginning a diversification of the Company's product portfolio away from smaller dollar face amount policies. The Company released its first fixed equity-indexed universal life ("EIUL") product for its domestic markets at the end of the third quarter of 2005. Since its introduction, this product has generally accounted for 40% to 50% of domestic life insurance sales. With the introduction of the EIUL and SPUL products and the discontinued marketing of smaller premium and volume life insurance policies, the Company has attracted new independent distributors with access to customers purchasing larger face amounts of insurance per policy. As a result, the Company has witnessed an increase in the average amount of per policy coverage purchased in its domestic markets as shown in the following table:

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2003	$76,100	219,600
Year ended December 31, 2004	101,700	234,500
Year ended December 31, 2005	137,900	245,900
Year ended December 31, 2006	315,800	254,700
Year ended December 31, 2007	416,800	251,000
Nine months ended September 30, 2008	456,300	267,200

The Company's international life business consists of applications submitted from residents in various regions outside of the United States, the volume of which typically varies based upon changes in the socioeconomic climates of these regions. Historically, the Company has experienced a simultaneous combination of rising and declining sales in various countries; however, the appeal of the Company's dollar-denominated life insurance products overcomes many of the local and national difficulties. In the current economic climate, which the media has frequently described as a “financial crisis,” the Company has received indications of concern from individuals in countries outside of the United States regarding the state of the U.S. economy and stability of financial institutions and markets. These concerns were manifested particularly in the third quarter as international sales declined 12% from that reported in the third quarter of 2007.

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

	Nine Months Ended September 30,
	2008	2007

Percentage of International Sales:
Latin America	70.3%	68.7%
Pacific Rim	17.9	13.7
Eastern Europe	11.8	17.6

Totals	100.0%	100.0%

Year-to-date, the Company has recorded sales to residents outside of the United States in over thirty different countries with Brazil (30%), Taiwan (17%), and Colombia (10%) making up the largest markets.

Total life insurance in force increased by 10% during the one year period ended September 30, 2008. The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of September 30,
	2008	2007
	($ In thousands)
Universal life:
Number of policies	71,170	74,120
Face amounts	$7,981,090	8,020,940

Traditional life:
Number of policies	49,940	52,180
Face amounts	$2,018,640	1,802,340

Equity-indexed life:
Number of policies	28,040	22,880
Face amounts	$6,449,450	5,161,250

Rider face amounts	$2,187,710	1,946,640

Total life insurance:
Number of policies	149,150	149,180
Face amounts	$18,636,890	16,931,170

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Fixed-indexed annuities	$51,069	90,895	208,056	245,163
Other deferred annuities	36,760	22,680	81,316	80,569
Immediate annuities	1,633	782	4,239	3,274

Totals	$89,462	114,357	293,611	329,006

Annuity sales for the third quarter of 2008 were 22% lower than the comparable period in 2007, and were 11% lower in the first nine months of 2008 versus 2007. Since 2003, when the Company achieved nearly $1.2 billion in sales, annuity sales have trended lower due to a combination of declining interest rates, investors returning to alternative investment vehicles and the Company managing its targeted levels of risk and statutory capital and surplus. During the past several years the interest rate yield curve has either been inverted (shorter term rates higher than longer term rates) or relatively flat. In such an interest rate environment, consumers tend toward short term investment vehicles such as bank certificates of deposits rather than longer term choices which include fixed rate annuities. The third quarter of 2008 was a particularly volatile quarter as steep declines in equity markets brought about by the liquidity and credit crisis in U.S. financial markets impacted sales of the Company’s fixed-indexed products.

Over the past several years, sales of fixed-indexed products have consistently accounted for more than one-half of the Company’s annuity sales and were 77% of total annuity sales during the first six months of 2008. During the third quarter of 2008, the percentage contribution to total sales dropped to 57% for fixed-indexed products as consumers gravitated to fixed interest rate products. In addition, many fixed-indexed contractholders converted the interest crediting option for their contracts to the fixed interest rate alternative available in their policies.

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

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of September 30,
	2008	2007
	($ In thousands)

Fixed-indexed annuities
Number of policies	32,910	32,000
GAAP annuity reserves	$1,987,660	1,937,730

Other deferred annuities
Number of policies	70,760	75,970
GAAP annuity reserves	$2,353,300	2,540,270

Immediate annuities
Number of policies	14,200	13,320
GAAP annuity reserves	$302,520	253,050

Total annuities
Number of policies	117,870	121,290
GAAP annuity reserves	$4,643,480	4,731,050

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Traditional life and annuity premiums	$4,057	4,755	12,575	14,074
Universal life and annuity
contract revenues	32,885	30,025	98,696	87,474
Net investment income
(excluding derivatives)	84,093	82,821	254,114	249,095
Other income	3,056	3,786	9,348	10,461

Operating revenues	124,091	121,387	374,733	361,104
Derivative income (loss)	(14,511)	(7,746)	(52,824)	10,938
Net investment gains (losses)	(21,620)	(1,505)	(21,931)	2,901

Total revenues	$87,960	112,136	299,978	374,943

Traditional life and annuity premiums - Traditional life and annuity premiums decreased 14.7% and 10.7% for the three and nine months ended September 30, 2008 compared to the same periods in 2007.  Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. These are products that the Company has de-emphasized in favor of universal life products, particularly equity-indexed universal life products.

Universal life and annuity contract revenues - Revenues for universal life and annuity contract revenues increased 9.5% and 12.8% for the three and nine months ended September 30, 2008 compared to the same periods in 2007, and consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances.  Revenues in the form of cost of insurance charges were $20.9 million and $61.4 million for the three and nine months ended September 30, 2008 compared to $18.7 million and $54.8 million for the three and nine months ended September 30, 2007, reflecting the growing block of life insurance in force.  Surrender charges assessed against policyholder account balances upon withdrawal increased to $9.6 million and $28.2 million for the three and nine months ended September 30, 2008 versus $8.4 million and $24.3 million for the three and nine months ended September 30, 2007.

Net investment income - A detail of net investment income is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Gross investment income:
Debt securities	$80,958	77,843	240,118	231,418
Mortgage loans	1,827	2,206	5,727	6,540
Policy loans	1,539	1,582	4,593	4,698
Short-term investments	209	1,622	1,767	5,284
Other invested assets	311	556	3,968	3,565

Total investment income	84,844	83,809	256,173	251,505
Investment expenses	751	988	2,059	2,410

Net investment income
(excluding derivatives)	84,093	82,821	254,114	249,095
Derivative income (loss)	(14,511)	(7,746)	(52,824)	10,938

Net investment income	$69,582	75,075	201,290	260,033

Short-term investments contributed $0.2 million and $1.8 million to income for the three and nine months ended September 30, 2008 compared to $1.6 million and $5.3 million for the same periods in 2007.  During the early part of 2007, the shape of the yield curve was inverted, or flat, offering value at the short end of the maturity range. With the decline in short-term rates as a result of Federal Reserve Board reductions, the yield curve steepened eliminating some of the value of the shorter maturities.  Consequently, the Company began shifting short-term investment balances to long-term investment portfolios in 2008.  Income from other invested assets for the nine months ended September 30, 2008 includes a settlement payment of $0.9 million from a previously impaired and sold security.  Derivative income and losses are recorded as a component of investment income but may fluctuate substantially from period to period based on the performance of the S&P 500® Composite Stock Price Index ("S&P 500 Index®").  See the discussion that follows this section relating to index options and derivatives.

To ensure the Company will be able to pay future commitments to policyholders and provide a financial return, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed maturity debt securities.  The income from these investments is closely monitored by the Company due to its significant impact on the business.

Net investment income performance is summarized as follows:

	Nine Months Ended September 30,
	2008	2007
	(In thousands)

Excluding derivatives:
Net investment income	$254,114	249,095
Average invested assets, at amortized cost	$5,797,940	5,715,069
Annual yield on average invested assets	5.84%	5.81%

Including derivatives:
Net investment income	$201,290	260,033
Average invested assets, at amortized cost	$5,849,156	5,769,681
Annual yield on average invested assets	4.59%	6.01%

As the Company’s invested assets are substantially held in debt securities, the yield on average invested assets tends to move in conjunction with the yield on the debt securities portfolio.  Although long-term interest rate levels were lower in the first nine months of 2008 compared to the first nine months of 2007, the substantial increase in corporate spreads over treasury rates offset the lower interest rate level such that long-term investment yields increased.  New investments in debt securities during the nine months ended September 30, 2008 had a gross yield of 6.01% and an average spread over treasury rates of 228 basis points.  For the same period in 2007, the gross yield was 5.93% with an average spread over treasury rates of 116 basis points.  Net investment income performance is analyzed excluding the derivative income which is a common practice in the insurance industry in order to assess underlying profitability and results from ongoing operations.

Other income - Other income primarily pertains to the Company's operations involving a nursing home in Reno, Nevada.  Revenues associated with this operation were $3.0 million and $3.2 million for the quarter ended September 30, 2008 and 2007, respectively, and $9.1 million and $9.4 million for the nine months ended September 30, 2008 and 2007, respectively.

Derivative income (loss) - Index options are derivative financial instruments used to hedge the equity return component of the Company's fixed-indexed products. Index options are intended to act as hedges to match closely the returns on selected indices.  With an increase or decline in the index, the index option value likewise increases or declines.  Any income or loss from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income. However, increases or decreases in income from these options are substantially offset by corresponding increases or decreases in amounts credited to fixed-indexed annuity and life policyholders.

Derivative components included in net investment income and the corresponding contract interest amounts are detailed below for each date presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Derivatives:
Unrealized income (loss)	$1,842	(27,754)	(19,447)	(26,393)
Realized income (loss)	(16,353)	20,008	(33,377)	37,331

Total income (loss) included
in net investment income	$(14,511)	(7,746)	(52,824)	10,938

Total contract interest	$38,339	38,219	98,511	143,037

Benefits and Expenses.  The following details benefits and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Life and other policy benefits	$10,794	11,337	28,905	32,748
Amortization of deferred
acquisition costs	37,188	25,238	93,699	74,660
Universal life and annuity
contract interest	38,339	38,219	98,511	143,037
Other operating expenses	17,905	12,871	45,962	43,354

Totals	$104,226	87,665	267,077	293,799

Life and other policy benefits - Death claims decreased from $8.0 million and $23.6 million during the three and nine months ended September 30, 2007 to $7.4 million and $21.6 million for the same periods in 2008.  While death claim amounts are subject to variation from period to period, the Company's mortality experience generally has been consistent with its product pricing assumptions.

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

During the third quarter of 2008, the Company unlocked its assumptions with respect to annuitization experience on certain annuity products where the actual activity deviated from that assumed. Specifically, certain of the Company’s annuity products provide for annuitization of the full policy account value after the fifth policy anniversary. In accordance with SOP 05-1, unamortized deferred acquisition costs related to annuitizations are to be written off. In addition, the application of surrender charge assumptions relating to future surrender/annuitization activity was updated. As a result of the unlocking, the unamortized deferred policy acquisition cost balance decreased by approximately $8.1 million.

Amortization of deferred policy acquisition costs increased $11.9 million and $19.0 million for the three and nine month periods ended September 30, 2008 compared to 2007. In addition to the unlocking described above, additional amortization expense was incurred due to decrements in certain blocks of inforce annuities and the ongoing compression of the Company’s investment spreads given a sustained lower interest rate environment relative to the minimum interest rate guarantees in the Company’s products.

Universal life and annuity contract interest - The Company closely monitors its credited interest rates on interest sensitive policies, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions.  As long term interest rates change, the Company's credited interest rates are often adjusted accordingly, taking into consideration the factors as described above. The difference between yields earned over policy credited rates is often referred to as the "interest spread".  As noted above, the Company is currently experiencing a compression on its spread of investment income in excess of contract interest credited in its financial results.

The Company's approximated average credited rates are as follows:

	September 30,		September 30,
	2008	2007	2008	2007
	(Excluding derivative products)		(Including derivative products)

Annuity	3.06%	3.43%	2.28%	3.30%
Interest sensitive life	4.04%	3.32%	3.30%	5.00%

Contract interest also includes the performance of the equity-indexed component of the Company's fixed-indexed products which as previously noted resulted in losses of $14.5 million and $52.8 million in the three and nine months ended September 30, 2008 and loss of $7.7 million and income of $10.9 million in the three and nine months ended September 30, 2007.  The market performance of these equity-index features is largely included in contract interest expense while also impacting the Company's investment income given the hedge nature of the options purchased for these products.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, and commissions not subject to deferral.  Like revenues from other income, nursing home operation expenses are included in other operating expenses and were $2.7 million and $8.3 million for the three and nine months ended September 30, 2008 and $2.8 million and $8.2 million for the three and nine months ended September 30, 2007.  Other operating expenses include compensation costs under SFAS 123(R) for the Company's stock option plan pertaining to the current charge related to outstanding vested and unvested options.  Compensation costs recorded in the three and nine months ended September 30, 2008 totaled $2.0 million and $2.7 million compared to $0.1 million and $2.7 million for the corresponding periods in 2007.

Federal Income Taxes.  Federal income taxes on earnings from continuing operations reflect effective tax rates of 30.7% and 30.8% for the nine months ended September 30, 2008 and 2007, respectively, which are lower than the expected Federal rate of 35%.  The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.  In addition, during the second quarter of 2007, the Company identified a $2.3 million error in the net deferred tax liability.  The error, which occurred during various periods prior to 2005, was corrected in the second quarter of 2007 and resulted in a decrease in net deferred tax expense and the effective tax rate.  The adjustment was not material to any prior period financial statements.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the three months and nine months ended September 30, 2008 and 2007 is provided below.  The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:

September 30, 2008	$(247)	1,958	1,535	1,007	4,253

September 30, 2007	$143	2,703	12,877	877	16,600

Nine months ended:

September 30, 2008	$728	10,499	21,700	4,116	37,043

September 30, 2007	$(248)	7,556	42,837	4,114	54,259

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$6,798	6,875	20,108	19,522
Net investment income	4,912	4,774	15,103	13,967
Other income	3	7	13	34

Total premiums and other revenue	11,713	11,656	35,224	33,523

Benefits and expenses:
Life and other policy benefits	3,569	3,969	10,588	12,727
Amortization of deferred policy
acquisition costs	3,219	2,229	7,574	5,041
Universal life insurance contract
interest	2,249	2,396	6,892	7,028
Other operating expenses	3,070	2,877	9,093	9,084

Total benefits and expenses	12,107	11,471	34,147	33,880

Segment earnings (losses) before
Federal income taxes	(394)	185	1,077	(357)

Provision (benefit) for Federal
income taxes	(147)	42	349	(109)

Segment earnings (losses)	$(247)	143	728	(248)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Universal life insurance revenues	$6,901	5,857	19,279	16,272
Traditional life insurance premiums	1,301	1,760	4,232	5,396
Reinsurance premiums	(1,404)	(742)	(3,403)	(2,146)

Totals	$6,798	6,875	20,108	19,522

The Company's U.S. operations have made efforts over the past several years to attract new independent agents and to promote life products to improve domestic sales.

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP.  Actual universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Universal life insurance:
First year and single premiums	$2,934	4,279	10,411	10,650
Renewal premiums	4,659	3,825	14,238	11,883

Totals	$7,593	8,104	24,649	22,533

Along with the increased revenues from higher sales levels, earnings for the domestic life insurance segment improved due to more favorable mortality experience in the first nine months of 2008 compared to 2007. This favorable experience caused benefits and expenses to show an increase of just $0.3 million.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$23,890	21,826	72,116	64,061
Net investment income	4,652	6,460	12,696	21,075
Other income	13	19	38	106

Total premiums and other revenue	28,555	28,305	84,850	85,242

Benefits and expenses:
Life and other policy benefits	5,765	6,353	15,364	17,330
Amortization of deferred policy
acquisition costs	8,877	8,045	27,278	25,401
Universal life insurance contract
interest	4,664	6,131	11,944	19,227
Other operating expenses	6,597	3,616	14,723	12,388

Total benefits and expenses	25,903	24,145	69,309	74,346

Segment earnings before Federal
income taxes	2,652	4,160	15,541	10,896

Provision for Federal income taxes	694	1,457	5,042	3,340

Segment earnings	$1,958	2,703	10,499	7,556

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Universal life insurance revenues	$24,803	21,555	72,668	63,212
Traditional life insurance premiums	3,786	3,646	10,840	10,619
Reinsurance premiums	(4,699)	(3,375)	(11,392)	(9,770)

Totals	$23,890	21,826	72,116	64,061

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP.  Actual universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Universal life insurance:
First year and single premiums	$10,656	11,423	30,607	31,121
Renewal premiums	26,465	23,335	73,447	66,269

Totals	$37,121	34,758	104,054	97,390

The Company reported increased premiums for fixed-indexed universal life products with approximately $59.9 million and $54.1 million for the first nine months of 2008 and 2007, respectively.  Contract revenues have similarly increased as the amount of international life insurance in force has grown from $14.2 billion at September 30, 2007, to $15.7 billion at September 30, 2008.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Net investment income
(excluding derivatives)	$7,614	6,812	22,184	19,782
Derivative income (loss)	(2,962)	(352)	(9,488)	1,293

Net investment income	$4,652	6,460	12,696	21,075

Amortization of deferred policy acquisition costs increased approximately 7.4% comparing the first nine months of 2008 to the same period in 2007, and increased 10.3% in the third quarter of 2008 versus the third quarter of 2007.  A portion of this increase is due to the application of SOP 05-1 as previously discussed.  In addition, amortization expense further increased due to the compression of interest spreads noted earlier as well as to higher lapse rates on products sold to residents in Eastern Europe and Asia.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States.  Although some of the Company's annuity products and investment contracts are available to international residents, current sales are small relative to total annuity sales.  A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$6,254	6,079	19,047	17,965
Net investment income	58,902	62,833	168,205	220,263
Other income	46	543	169	909

Total premiums and other revenue	65,202	69,455	187,421	239,137

Benefits and expenses:
Life and other benefits	1,460	1,015	2,953	2,691
Amortization of deferred policy
acquisition costs	25,092	14,964	58,847	44,218
Annuity contract interest	31,426	29,692	79,675	116,782
Other operating expenses	5,531	3,593	13,826	13,673

Total benefits and expenses	63,509	49,264	155,301	177,364

Segment earnings before Federal
income taxes	1,693	20,191	32,120	61,773

Provision for Federal income taxes	158	7,314	10,420	18,936

Segment earnings	$1,535	12,877	21,700	42,837

Revenues from annuity operations primarily include surrender charges and recognition of deferred revenues relating to immediate or payout annuities.  A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Surrender charges	$4,917	4,969	15,342	14,703
Payout annuity and other revenues	1,331	1,100	3,688	3,239
Traditional annuity premiums	6	10	17	23

Totals	$6,254	6,079	19,047	17,965

The Company's earnings are dependent upon annuity contracts persisting or remaining in force.  While premium and contract revenues decline with a reduction in surrender charges, the Company's investment earnings benefit as more policies remain in force.

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual annuity deposits collected for the three and nine months ended September 30, 2008 and 2007 are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Fixed-indexed annuities	$60,701	87,815	206,007	239,819
Other deferred annuities	28,010	25,394	87,014	87,424
Immediate annuities	1,475	611	3,980	3,012

Totals	$90,186	113,820	297,001	330,255

Fixed-indexed product sales typically follow the stock market in that sales increase when confidence is high in the stock market and decline if the stock market is showing poor performance.

As a selling inducement, many of the Company’s annuity products include a first year interest bonus in addition to a base interest rate.  These bonus rates are deferred in conjunction with other capitalized policy acquisition costs.  The amount deferred and amortized over future periods amounted to approximately $4.0 million and $14.2 million for the three and nine months ended September 30, 2008, and $5.6 million and $15.7 million in the comparable periods of 2007.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net investment income
(excluding derivatives)	$70,452	70,228	211,541	210,618
Derivative income (loss)	(11,550)	(7,395)	(43,336)	9,645

Net investment income	$58,902	62,833	168,205	220,263

As noted previously, derivative income and loss fluctuate from period to period based on the performance of the underlying indices being hedged.

Annuity contract interest includes the equity component return associated with the Company's fixed-indexed annuities.  The detail of fixed-indexed annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Fixed-indexed annuities	$21,614	9,350	25,045	53,110
All other annuities	11,439	23,728	59,231	71,550

Gross contract interest	33,053	33,078	84,276	124,660
Bonus interest deferred and capitalized	(4,026)	(5,560)	(14,182)	(15,653)
Bonus interest amortization	2,399	2,174	9,581	7,775

Total contract interest	$31,426	29,692	79,675	116,782

Similar to the international life insurance segment, amortization of deferred policy acquisition costs increased approximately 33.1% comparing the first nine months of 2008 to the same period in 2007, and 67.7% in the third quarter of 2008 versus 2007. A portion of this increase is due to the application of SOP 05-1 as well as additional amortization expense due to the compression of interest spreads noted and the contraction of certain blocks of policies.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations.  However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries.  Nursing home operations generated $0.8 million and $1.2 million of operating earnings in the first nine months of 2008 and 2007, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the prudent handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of September 30, 2008 and December 31, 2007.  The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.

	Composition of Investments
	September 30, 2008		December 31, 2007
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Debt securities	$5,628,465	96.3	$5,659,604	95.9
Mortgage loans	87,789	1.5	99,033	1.7
Policy loans	80,937	1.4	83,772	1.4
Derivatives, index options	6,095	0.1	25,907	0.4
Equity securities	15,396	0.3	19,713	0.3
Real estate	19,745	0.3	11,994	0.2
Other	3,778	0.1	4,568	0.1

Totals	$5,842,205	100.0	$5,904,591	100.0

Derivatives consist of index options purchased to hedge the equity return component of the Company’s fixed-indexed products.  These options are recorded at the fair value as of the balance sheet date.  The Company does not participate in more sophisticated derivative instruments such as credit default swaps, interest rate swaps, financial futures or other similar investments.

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations ("CMOs"). As of September 30, 2008 and December 31, 2007, the Company's debt securities portfolio consisted of the following:

	Composition of Debt Securities
	September 30, 2008		December 31, 2007
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Corporate	$2,469,438	43.8	$2,429,753	43.0
Mortgage-backed securities	1,996,110	35.4	1,909,405	33.7
Public utilities	766,035	13.6	689,447	12.2
U.S. government/agencies	186,528	3.4	431,303	7.6
Asset-backed securities	95,262	1.7	107,019	1.9
States & political subdivisions	94,038	1.7	61,794	1.1
Foreign governments	21,054	0.4	30,883	0.5

Totals	$5,628,465	100.0	$5,659,604	100.0

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

Due to negative news relative to the mortgage industry, and in particular subprime mortgages, the Company has included detailed information below related to its exposure at September 30, 2008 and December 31, 2007 in the debt securities portfolio.  The Company holds approximately $95.2 million in asset-backed securities at September 30, 2008.  This portfolio includes $45.0 million of manufactured housing bonds and $50.2 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (CBOs), collateralized debt obligations (CDOs), or collateralized loan obligations (CLOs). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The mortgage-backed portfolio includes one Alt-A security with a carrying value of $4.1 million.  The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The average FICO for an Alt-A borrower is approximately 715 compared to a score of 730 for a jumbo prime borrower.  The Company’s exposure to the Alt-A and subprime sectors is limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans.  The asset-backed portfolio includes thirteen subprime securities, totaling $50.2 million.  The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities.  All of the loans classified as Alt-A or subprime in the Company’s portfolio as of September 30, 2008 were underwritten prior to 2005 as noted in the table below.

Investment	September 30, 2008		December 31, 2007
Origination Year	Carrying Value	Market Value	Carrying Value	Market Value
	(In thousands)

Subprime:
1998	$12,466	11,646	14,026	14,045
2002	1,156	809	1,312	1,290
2003	7,034	5,155	7,761	7,232
2004	29,568	24,684	31,186	30,278

Subtotal subprime	$50,224	42,294	54,285	52,845

Alt A:
2004	$4,133	4,133	4,665	4,665

As of September 30, 2008, all of the subprime securities had investment grade ratings with nine rated AAA, three rated AA, and one rated BBB.  Seven of the thirteen subprime securities owned by the Company were wrapped by bond insurers in order to provide additional credit enhancement. These insurers were AMBAC Assurance Corporation, MBIA Insurance Corporation, and Financial Guaranty Insurance Company (“FGIC”).

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities.  As of September 30, 2008, 98.6% of the Company's debt securities were investment grade quality using ratings by Standard and Poor’s ("S&P®").  Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks.  This emphasis is reflected in the high average credit rating of the Company's portfolio.  In the table below, investments in debt securities are classified according to S&P® credit ratings, or other nationally recognized statistical rating organizations if securities were not rated by S&P® .

	September 30, 2008		December 31, 2007
	Amount	%	Amount	%
	(In thousands)		(In thousands)

AAA and U.S. government	$2,377,595	42.2	$2,564,975	45.3
AA	244,899	4.4	301,469	5.3
A	1,445,342	25.7	1,399,581	24.7
BBB	1,479,060	26.3	1,293,358	22.9
BB and other below investment grade	81,569	1.4	100,221	1.8

Totals	$5,628,465	100.0	$5,659,604	100.0

The Company does not purchase below investment grade securities.  Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  The Company's holdings of below investment grade securities as a percentage of total invested assets are relatively small compared to industry averages.  These holdings are summarized below.

	Below Investment Grade Debt Securities
			Estimated	% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets
	(In thousands except percentages)

September 30, 2008	$87,852	81,569	77,905	1.4%

December 31, 2007	$105,067	100,221	97,618	1.8%

December 31, 2006	$145,858	146,581	146,170	2.5%

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

	Below Investment Grade Debt Securities
	Amortized	Carrying	Fair	Fair
	Cost	Value	Value	Value
	September 30,	September 30,	September 30,	December 31,
	2008	2008	2008	2007
	(In thousands)

Retail	$17,977	16,293	15,983	17,639
Utilities/Energy	12,192	12,116	12,163	12,117
Telecommunication	8,048	7,075	7,075	13,064
Asset-backed	10,363	10,363	8,961	9,497
Transportation	1,984	1,941	1,941	2,412
Manufacturing	7,520	7,057	7,061	7,438
Auto finance	4,268	4,268	2,790	5,144
Banking/Finance	12	12	12	7,986
Medical	13,000	12,680	12,155	11,960
Other	12,488	9,764	9,764	10,682

Totals	$87,852	81,569	77,905	97,939

The Company is required to classify its investments in debt and equity securities into one of three categories:  (a) trading securities, (b) securities available for sale, or (c) securities held to maturity.  The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities.  Of the remaining two categories, available for sale and held to maturity, the Company makes a determination based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at September 30, 2008, approximately 33% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale.

	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)
	(In thousands)
Securities held to maturity:
Debt securities	$3,705,667	3,850,139	(144,472)
Securities available for sale:
Debt securities	1,778,326	1,896,017	(117,691)
Equity securities	15,396	7,623	7,773

Totals	$5,499,389	5,753,779	(254,390)

In accordance with SFAS No. 115, Accounting for Certain Debt and Equity Securities, during the first nine months of 2007 one security was sold from the held to maturity portfolio due to significant credit deterioration with an amortized cost of $5.2 million resulting in a minimal realized gain.  Two securities were transferred from the held to maturity to the available for sale portfolio during the third quarter of 2008 due to evidence of a significant deterioration in the issuers’ credit worthiness.

Proceeds from sales of securities available for sale totaled approximately $0.5 million and $15.2 million during the third quarter of 2008 and 2007, respectively, which resulted in realized losses of approximately $0.1 million and $0.3 million, respectively.  For the nine months ended September 30, 2008 and 2007, proceeds from sales of securities available for sale totaled $1.5 million and $28.4 million, respectively.  These sales resulted in gains of $1.0 million and $4.3 million, respectively.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	September 30,		June 30,	December 31,
	2008		2008	2007
	(In thousands except percentages)

Debt securities - fair value	$5,483,993		5,614,688	5,655,194
Debt securities - amortized cost	$5,746,156		5,725,429	5,670,827
Fair value as a percentage of amortized cost	95.44%		98.07%	99.72%
Unrealized gains (losses)	$(262,163)		(110,741)	(15,633)
Ten-year U.S. Treasury bond – increase (decrease)
in yield for the quarter	(0.15	) %	0.56%	(0.68	) %

	Unrealized Gains (Losses) Balance
				Quarter	YTD
	At	At	At	Change in	Change in
	September 30,	June 30,	December 31,	Unrealized	Unrealized
	2008	2008	2007	Balance	Balance

Debt securities held to
maturity	$(144,472)	(55,762)	(4,410)	(88,710)	(140,062)
Debt securities available
for sale	(117,691)	(54,979)	(11,223)	(62,712)	(106,468)

Totals	$(262,163)	(110,741)	(15,633)	(151,422)	(246,530)

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities.  However, although market interest rates of the ten-year U.S. Treasury bond decreased approximately fifteen basis points during the third quarter, there was a substantial increase in corporate spreads over the treasury yield.  This increase in spread contributed to an unrealized loss of $151.4 million on a portfolio of approximately $5.7 billion.  The Company would expect similar results in the future from any significant upward or downward movement in market rates or spreads.  However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's consolidated balance sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2007, for its interest rate-sensitive assets and liabilities.  The changes in market values of the Company's debt securities in the third quarter of 2008 were reasonable given the expected range of results of this analysis.

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

The actual amounts paid by product line in connection with surrenders and withdrawals for the periods ended September 30 are noted in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Product Line:
Traditional Life	$1,372	2,036	3,504	4,753
Universal Life	10,703	9,691	29,373	25,758
Annuities	87,553	103,523	291,462	318,653

Total	$99,628	115,250	324,339	349,164

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $195.4 million and $190.9 million for the nine months ended September 30, 2008 and 2007, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows totaled $608.2 million and $375.0 million for the nine months ended September 30, 2008 and 2007, respectively.  These cash flow items could be reduced if interest rates rise.  Net cash inflow (outflow) from the Company's universal life and investment annuity deposit product operations totaled $(95.1) million and $(64.2) million during the nine months ended September 30, 2008 and 2007, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of September 30, 2008, the Company had commitments of approximately $2.1 million which were approved by the Company's Board of Directors for the construction of a nursing home facility in Central Texas.  The construction of the new facility began in 2007 and is expected to be completed in the fourth quarter of 2008.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating lease obligations (1)	$2,023	846	1,177	-	-
Loan commitments	4,250	4,250	-	-	-
Construction commitments	6,117	6,117	-	-	-
Life claims payable (2)	48,405	48,405	-	-	-
Other long-term reserve
liabilities reflected on the
balance sheet under GAAP (3)	6,910,276	649,040	1,105,566	1,342,661	3,813,009

Total	$6,971,071	708,658	1,106,743	1,342,661	3,813,009

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

CHANGES IN ACCOUNTING PRINCIPLES AND CRITICAL ACCOUNTING POLICIES

Changes in Accounting Principles

Refer to Note 2 and Note 11 of the Notes to Condensed Consolidated Financial Statements.

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 9 of the accompanying financial statements included in this Form 10-Q.

ITEM 1A. RISK FACTORS

The following risk factors update the risk factors section disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Market volatility associated with the current financial crisis has reached extreme levels which have resulted in government initiatives intended to alleviate the situation. These initiatives may not be entirely successful and may result in further actions or regulations that could materially affect our results of operations, financial condition and liquidity in ways not presently known.

Financial stresses impacting liquidity and financial markets in general have resulted in unprecedented volatility and market uncertainty.  On October 3, 2008, legislation was passed to provide the U.S. Treasury Department with funds to intervene in an attempt to stabilize the financial markets.  This legislation, along with other proposals or initiatives, may not meet the goal of bringing stabilization to financial markets and could result in other adverse effects impacting liquidity in the banking system and the overall availability of credit. Regulatory authorities may also take steps to exercise their enforcement or oversight duties in new and increasing ways which could affect the way we manage our business and capital position. Any of these situations could materially and adversely affect our results from operations and financial condition.

Further losses due to defaults from others, including issuers of investment securities, or reinsurance or derivative instrument counterparties, could adversely affect the value of our investments, results of operations, financial condition and liquidity.

Counterparties, reinsurers, issuers or borrowers whose securities or loans we hold may default on their obligations to us due to adverse economic conditions, insolvency, lack of liquidity, etc. Such defaults could have a material and adverse effect on our results of operations and financial condition. While the Company does not maintain a significant credit concentration risk to any single issuer, further consolidation of creditors through acquisitions and mergers could potentially increase the Company’s exposure until we are able to get concentration levels back into compliance with established investment policies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective August 22, 2008, the Company adopted and implemented a limited stock buy-back program associated with the Company's 2008 Incentive Plan which provides Option Holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company.  This program succeeded a similar buy-back program implemented March 10, 2006 associated with the Company’s 1995 Stock Option and Incentive Plan.  Option Holders may elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election.

During August and September, 2008, the Company purchased 3,880 and 100 shares, respectively, from Option Holders at an average price of $257.47 and $255.00, respectively.  These purchased shares are reported in the Company's condensed consolidated financial statements as authorized and unissued.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: November 7, 2008	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: November 7, 2008	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial & Administrative
Officer and Treasurer
(Principal Financial Officer)

Date: November 7, 2008	/S/Michael G. Kean
Michael G. Kean
Vice President, Controller
And Assistant Treasurer
(Principal Accounting Officer)