Form 10-K
period 2008-12-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2009-03-16
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant on June 30, 2008 was $748,573,529.

As of March 12, 2009, the number of shares of Registrant's common stock outstanding was:   Class A – 3,425,966 and Class B - 200,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. BUSINESS

General

National Western Life Insurance Company (hereinafter referred to as "National Western", "Company", or "Registrant") is a stock life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-nine states, the District of Columbia, and four U.S. territories or possessions.  National Western is also licensed in Haiti, and although not otherwise licensed, accepts applications from and issues policies to residents of various countries in Central and South America, the Caribbean, the Pacific Rim, Eastern Europe and Asia. Such policies are underwritten, accepted, and issued in the United States upon applications submitted by independent contractors. The Company provides life insurance products for the savings and protection needs of approximately 148,000 policyholders and for the asset accumulation and retirement needs of 117,000 annuity contractholders.

In 2008, the Company's total assets remained at $6.8 billion at December 31, 2008, the same level as December 31, 2007. The Company generated revenues of $411.1 million, $474.5 million, and $521.9 million in 2008, 2007, and 2006, respectively. In addition, National Western generated net income of $33.6 million, $85.4 million, and $76.3 million in 2008, 2007, and 2006, respectively.

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

Distributions of the Company's direct premium revenues and deposits by product type are provided below.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Annuities:
Single premium deferred	$4,417	3,808	8,216
Flexible premium deferred	116,902	112,472	163,415
Fixed indexed deferred	281,649	316,848	303,613
Single premium immediate	7,165	4,637	10,750

Total annuities	410,133	437,765	485,994

Universal life insurance	170,933	168,279	146,742
Traditional life and other	20,698	22,310	18,046

Total direct premiums and deposits collected	$601,764	628,354	650,782

Operating Segments

The Company manages its business between Domestic Insurance Operations and International Insurance Operations.  For segment reporting purposes, the Company's annuity business, which is predominantly domestic, is separately identified.

Domestic Insurance Operations. The Company is currently licensed to do business in all states and the District of Columbia, except for New York.  Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products.  The majority of domestic sales are the Company's annuities. National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMO").  These NMOs assist the Company in recruiting, contracting, and managing independent agents.  The Company's agents are independent contractors who are compensated on a commission basis.  At December 31, 2008, the Company's NMO relationships had contracted approximately 4,300 independent agents with the Company.  Over 31% of these contracted agents submitted policy applications to the Company in the past twelve months.

International Insurance Operations. National Western's international operations generally focus on foreign nationals in upper socioeconomic classes.  Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, the Pacific Rim, Eastern Europe, and Asia. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another.  Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At December 31, 2008, the Company had 74,860 international life insurance policies in force representing nearly $15.9 billion in face amount of coverage.

International applications are submitted by independent contractors, consultants and broker-agents, many of whom have been submitting policy applications to National Western for 20 or more years.  The Company had relationships with approximately 4,800 independent international  individuals at December 31, 2008, nearly 45% of which submitted policy applications to the Company in the past twelve months.

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

Geographical Distribution of Business. The following table depicts the distribution of the Company's premium revenues and deposits.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

United States domestic products:
Annuities	$398,312	421,497	475,867
Life insurance	59,412	57,770	35,780

Total domestic products	457,724	479,267	511,647

International products:
Annuities	11,821	16,268	10,127
Life insurance	132,219	132,819	129,008

Total international products	144,040	149,087	139,135

Total direct premiums and deposits collected	$601,764	628,354	650,782

Although many agents sell National Western's products, the Company's annuity sales in any year typically reflect one or two NMOs whose agents sold 10% or more of the Company’s total annuity sales. In 2008, there was just one NMO who accounted for more than 10% of the Company’s annuity sales with 23.3% of the total annuity sales. Similarly, domestic life insurance sales in any year may include one or two NMOs who accounted for 10% or more of total domestic life insurance sales. In 2008, there were three NMOs who generated 27.6%, 21.2% and 15.2%, respectively, of total domestic life insurance sales. The NMO accounting for 21.2% of domestic life sales was also the same NMO who produced 23.3% of total annuity sales. With the independent distribution model the Company employs, the concentration of sales within a particular NMO is not as an acute concern as with other distribution channels given the underlying agents are free to contract with the Company through any NMO the Company has a relationship with. International life insurance sales are much more diversified by independent consultants and contractors and in 2008 were geographically attributed to Latin America (73%), the Pacific Rim (16%), and Eastern Europe (11%).

Segment Financial Information. A summary of financial information for the Company's segments is as follows:

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)
Revenues, excluding
realized gains (losses):
2008	$48,193	115,073	252,511	21,530	437,307
2007	44,783	113,598	292,402	20,227	471,010
2006	43,222	106,613	350,665	18,697	519,197

Segment earnings: (A)
2008	$717	15,350	27,842	6,781	50,690
2007	342	20,179	56,299	6,278	83,098
2006	297	12,191	56,559	5,566	74,613

Segment assets: (B)
2008	$397,413	842,119	5,369,920	127,189	6,736,641
2007	399,097	796,012	5,500,226	106,039	6,801,374
2006	381,490	715,064	5,467,733	103,087	6,667,374

Notes to Table:

(A) Amounts exclude realized gains and losses on investments, net of taxes.
(B) Amounts exclude other unallocated assets.

Additional information concerning these industry segments is included in Note 13, Segment and Other Operating Information, of the accompanying consolidated financial statements.

Competition and Ratings

National Western competes with hundreds of life and health insurance company groups in the United States as well as other financial intermediaries such as banks and securities firms who market insurance products. Competitors in our international markets include Pan-American Life Insurance, American Fidelity Life Insurance, Manhattan Life Insurance Company and Best Meridian Insurance while domestic market competitors include, among others, American Equity Investment Life, Sammons Financial Group (Midland, NACOLAH), AVIVA, Allstate (Lincoln Benefit), Lincoln National Life, Equitrust Life Insurance Company and Old Mutual Financial Network (F&G). Competitive factors are primarily the breadth and quality of products offered, established positions in niche markets, pricing, relationships with distribution, commission structures, perceived stability of the insurer, quality of underwriting and customer service, scale and cost efficiency. Operating results of life insurers are subject to fluctuations not only from this competitive environment but also due to economic conditions, interest rate levels and changes, performance of investments, and the maintenance of strong insurance ratings from independent rating agencies.

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

Rating Agency	Rating	Outlook

Standard & Poor's	A (Strong)	Stable

A.M. Best	A- (Excellent)	Positive

A.M. Best and Standard & Poor’s ratings are a consideration of the Company’s claims paying ability and are not a rating of the Company’s investment worthiness. The rating agencies formally review the Company's rating on an annual basis with interim analysis performed as necessary. The above ratings and outlooks were assigned during 2008 maintaining the stable outlook from Standard & Poor’s and positive outlook from A.M. Best assigned to the Company in 2007. This is particularly noteworthy given the financial crisis backdrop that framed the 2008 calendar year and the number of companies who were negatively impacted, often significantly, in this environment. The positive outlook from A.M. Best signifies the rating agency’s bias toward a rating upgrade sometime in the future. However, there is no assurance that the Company's ratings will continue for a certain period of time. In the event the Company's ratings are downgraded, the Company's business may be negatively impacted.

Risk Management

Similar to other insurers, the Company is exposed to a wide spectrum of financial, operational, and other risks as described in Item 1A “Risk Factors”. Effective enterprise risk management is a key concern for identifying, monitoring, measuring, communicating, and managing risks within limits and risk tolerances. The Company’s Board of Directors and senior management are knowledgeable of and accountable for key risks.  The Board meets at least every other month and regularly hears reports from the President and Chief Operating Officer, the Chief Financial and Administrative Officer, the Chief Actuary, the Chief Investment Officer, and the Chief Compliance Officer. In addition, the Board has several committees which include the Audit Committee, the Investment Committee, and the Compensation and Stock Option Committee that regularly convene to address various aspects of risk.

The Company also has several management groups and committees that meet regularly to discuss a variety of issues and risks associated with the business. These groups and committees include numerous areas such as regulatory compliance, fraud unit investigations, product spread management, and business strategy. Many key members of senior management are involved with these groups and committees providing direction and oversight.

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

Reinsurance

The Company follows the industry practice of reinsuring (ceding) portions of its insurance risks with a variety of reinsurance companies. We do not use financial or surplus relief reinsurance. The use of reinsurance allows the Company to underwrite policies larger than the risk it is willing to retain on any single life and to continue writing a larger volume of new business. The maximum amount of life insurance the Company normally retains is $250,000 on any one life subject to a minimum reinsurance session of $50,000. However, the use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. Consequently, the Company avoids concentrating reinsurance risk with any one reinsurer and only participates in reinsurance treaties with reputable carriers. No reinsurer of business ceded by the Company has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business. The Company continuously monitors the financial strength of our reinsurers and has been able to obtain replacement coverages from financially responsible reinsurers when making changes. The Company’s primary reinsurers as of December 31, 2008 were as follows.

		Amount of In
	A.M. Best	Force Ceded
Reinsurer	Rating	($000’s)

Hannover Life Reassurance Company	A	$1,572,315
SCOR Rueckversicherung (Cologne)	A-	1,266,975
Transamerica Life Insurance Company	A+	1,191,601
SCOR Global Life (Paris)	A-	897,274
Mapfre Re (Madrid)	A+	440,512
All others		492,954
		$5,861,631

Regulatory and Other Issues

Regulation. The Company's insurance business is subject to comprehensive state regulation in each of the states it is licensed to conduct business. The laws enforced by the various state insurance departments provide broad administrative powers with respect to licensing to transact business, licensing and appointing agents, approving policy forms, regulating unfair trade and claims practices, establishing solvency standards, fixing minimum interest rates for the accumulation of surrender values, and regulating the type, amounts, and valuations of permitted investments, among other things. The Company is required to file detailed annual statements with each of the state insurance supervisory departments in which it does business. Annually, our board-appointed qualified actuary must submit an opinion to state insurance regulators where the Company is licensed to do business on whether the statutory assets held backing the statutory reserves are sufficient to meet contractual obligations and related expenses of the insurer. The Company's operations and financial records are subject to examination by these departments at regular intervals. Statutory financial statements are prepared in accordance with accounting practices prescribed or permitted by the Colorado Division of Insurance, the Company's principal insurance regulator. Prescribed statutory accounting practices are largely dictated by the Statutory Accounting Principles adopted by the National Association of Insurance Commissioners ("NAIC").

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

Risk-Based Capital Requirements. In order to enhance the regulation of insurer solvency, the NAIC established risk-based capital ("RBC") requirements to help state regulators monitor the financial strength and stability of life insurers by identifying those companies that may be inadequately capitalized. Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold.  The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments.  The RBC formula takes into consideration four major areas of risk which are: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses mortality and morbidity risk; (iii) interest rate risk which involves asset-liability matching issues; and (iv) other business risks.  For each category, the RBC requirements are determined by applying specified factors to various assets, premiums, reserves, and other items, with the factor being higher for items with greater underlying risk and lower for items with less risk. The standards require life insurers to submit a report to state regulators on an annual basis regarding their risk-based capital. The Company's statutory capital and surplus at December 31, 2008, was significantly in excess of the threshold RBC requirements.

Effects of Inflation. The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of the Company during the three most recent fiscal years.

Employees.  The Company had 296 employees as of December 31, 2008 substantially all of which worked in the Company’s home office in Austin, Texas. None of the employees are subject to collective bargaining agreements governing their employment with the Company.

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

Current difficult conditions globally and in the U.S. economy may materially adversely affect our business and results of operations.

The Company’s results of operations are materially affected by economic conditions both in the U.S. and elsewhere around the world. The stress experienced by financial markets that began in the second half of 2007 continued and substantially increased throughout 2008. Volatility and disruption in the financial markets reached unfamiliar levels such that the availability and cost of credit has been materially impacted. When combined with a declining real estate market, volatile oil prices, sinking business and consumer confidence, rising unemployment, and falling equity market values it has precipitated a severe recession. The market for fixed income securities has experienced decreased liquidity, increased price volatility, credit downgrades, and an increasing probability of default. Consequently, these securities are less liquid, more difficult to value, and may be harder to dispose of if situations dictate. These events have had an adverse effect on the value of our investment portfolio and may continue to do so in the event of a prolonged economic downturn.

Demand for our products and ultimately the profitability of our business may be adversely affected by such factors as lower consumer spending, negative investor sentiment, higher unemployment, lower corporate earnings, falling consumer confidence, and ongoing volatility in capital markets. We may also experience a higher incidence of claims, lapses or surrenders of policies. Our policyholders may opt to defer or stop paying insurance premiums. Adverse changes as detailed above could negatively affect our net income and have a material effect on our business, results of operations and financial condition.

The recent actions taken by the U.S. government, Federal Reserve and other governmental and regulatory bodies to stabilize the financial markets may not have the intended effect.

The federal government, Federal Reserve and other governmental and regulatory bodies, in light of the ongoing financial and economic crisis, have taken and are considering taking actions to address the current plight. There can be no assurances as to the near-term and ultimate impact these actions will have on the economy and financial markets, especially the extreme volatility levels currently being experienced. Continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our Class A common shares.

Our investment portfolio is subject to several risks which may lessen the value of invested assets and the amounts credited to policyholders.

The Company substantially invests monies received in investment grade, fixed income investment securities in order to meet its obligations to policyholders and provide a return on its deployed capital. Consequently, we are subject to the risk that issuers of these securities may default on principal and interest payments, particularly in the event of an ongoing downturn in the economic and/or business climate. At December 31, 2008, approximately 1% of the Company’s $5.6 billion fixed income securities portfolio was comprised of issuers who were investment grade at the time the Company acquired them but were subsequently downgraded for various reasons. A substantial increase in defaults from these or other issuers could negatively impact the Company’s financial position and results.

For the Company’s fixed-indexed products, over the counter derivative instruments are purchased from a number of highly rated counterparties to fund the index credit to policyholders. In the event that any of these counterparties fails to meet their contractual obligations under these derivative instruments, the Company would be financially at risk for providing the credits due that the counterparty reneged on. The failure of the counterparty to perform could negatively impact the Company’s financial position and results.

The determination of valuation and impairments of fixed income securities include estimations and assumptions that are subjective and prone to differing interpretations and could materially impact our results of operations or financial condition.

The determination of whether to impair an investment is based upon our evaluation of known and inherent risks which we revise as conditions change and new information becomes available. During periods of market disruption and volatility, it becomes more difficult to evaluate securities particularly if trading becomes less frequent or market data becomes less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. We also consider a wide range of factors about security issuers in evaluating the cause of a decline in the estimated fair value of a security and in assessing the prospects for recovery. The decision on whether to record an other-than-temporary impairment is determined by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability as well as our ability and intent to hold the securities to recovery or maturity. There can be no assurance that we have accurately assessed the level of impairments in our financial statements or that additional impairments may not need to be taken in the future.

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

There may be occasions, especially in the current climate, where the Company could encounter difficulty selling some of its investments due to a lack of liquidity in the marketplace. If the Company required significant amounts of cash on short notice during such a period, it may have difficulty selling investments at attractive prices, in a timely manner or both.

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

The profitability of the Company’s fixed-indexed products linked in part to market indices is significantly affected by the cost of underlying call options purchased to fund the credits owed to contract holders selecting this form of interest crediting. If there are little or no gains on the call options purchased over the expected life of these fixed-indexed products, the Company would incur expenses for credited interest over and above the option costs. In addition, if the Company does not successfully match the terms of the underlying call options purchased with the terms of the fixed-indexed products, the index credits could exceed call option proceeds. This would serve to reduce the Company’s spread on the products and decrease profits.

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

In January 2009, the SEC published its newly adopted rule 151A, Indexed Annuities and Certain Other Insurance Contracts.  This rule defines “indexed annuities to be securities and thus subject to regulation by the SEC and under federal securities laws”.  Currently indexed annuities sold by life insurance companies are regulated by the States as Insurance products and Section 3(a)(8) of the Securities Act of 1933 provides an exemption for certain “annuity contracts,” “optional annuity contracts,” and other insurance contracts.  The new rule is not effective until January 12, 2011.  The Company and others have filed suit in the U. S. Court of Appeals for the District of Columbia to overturn this rule.  In the event rule 151A is not overturned, it could have a material effect on our business, results of operations and financial condition.

We may be subject to unfavorable judicial developments, including the time and expense of litigation, which potentially could affect our financial position and results.

In the ordinary course of business, we are involved in various legal actions common to the life insurance industry, some of which may occasionally assert claims for large amounts. These actions, for example, could include allegations of improper sales practices in connection with the sale of life insurance or bad faith in the handling of insurance claims. While at this time we are not a party to any lawsuit that we believe will have a material adverse effect on our financial position or operations, given the inherent unpredictability of litigation, there can be no assurance that such litigation, current or in the future, will not have such a material adverse effect on the Company’s results of operation or cash flows in any particular reporting period.

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

We are subject to assumption inaccuracies regarding future mortality, persistency, and interest rates used in determining deferred policy acquisition costs which may require us to accelerate our amortization.

Deferred policy acquisition costs (and deferred sales inducement amounts) are calculated using a number of assumptions related to policy persistency, mortality and interest rates. They represent costs that vary with and are primarily related to the acquisition of new insurance and annuity contracts. Amortization of deferred policy acquisition expenses is dependent upon actual and expected profits generated by the lines of business that incurred the related expenses and they are amortized over the expected lives of the corresponding contracts. The deferred policy acquisition costs recorded on the balance sheet are tested to determine if they are recoverable under current assumptions. The estimates and assumptions used to amortize deferred policy acquisition costs proportional to expected gross profits are also regularly reviewed. Due to the uncertainty associated with establishing these assumptions, the Company cannot, with precision, determine the exact pattern of profit emergence. Increases in actual or future withdrawals or surrenders or investment losses, often associated with severe economic recessions, could result in an acceleration of amortization. Accordingly, actual results could differ from the related assumptions which could have a material and adverse impact on the Company’s operating results.

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

The Company relies on its computer systems to conduct business and produce financial statements. While policies, procedures and back-up plans designed to prevent or minimize the effect of incapacity or failure are maintained, the Company’s computer systems may be vulnerable to disruptions or breaches as a result of natural disasters, man-made disasters, criminal activity or other events beyond the Company’s control. The failure or incapacity of any of the Company’s computer systems could disrupt operations and adversely impact our profitability.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Westcap Corporation, a wholly owned subsidiary, owns the Company’s principal office location in Austin, Texas and two buildings adjacent to it, totaling approximately 93,000 square feet that are leased and utilized by the Company.  The Company’s affiliate, Regent Care Building, Limited Partnership, owns a 65,000 square foot building in Reno, Nevada, which is leased and utilized by another of the Company’s affiliates, Regent Care Operations, Limited Partnership, for use in its nursing home operations.  The Company’s subsidiary Regent Care San Marcos Holdings, LLC completed construction of a 74,000 square foot building in San Marcos, Texas that will be utilized in nursing home operations beginning in 2009.  Lease costs and related operating expenses for facilities of the Company’s subsidiaries are currently not significant in relation to the Company’s consolidated financial statements.  The intercompany lease costs related to The Westcap Corporation and the nursing home have been eliminated for consolidated reporting purposes.

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant in two class action lawsuits.  In one case, the Court has certified a class consisting of certain California policyholders age 65 and older alleging violations under California Business and Professions Code section 17200.  The Court has additionally certified a subclass of 36 policyholders alleging fraud against their agent, and vicariously, against the Company but it is expected that a motion for class certification will be filed in early 2009.  A second class action lawsuit is in discovery with no class certification motion pending.  Management believes that the Company has good and meritorious defenses and intends to continue to vigorously defend itself against these claims.

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

In January 2009, the SEC published its newly adopted rule 151A, Indexed Annuities and Certain Other Insurance Contracts.  This rule defines “indexed annuities to be securities and thus subject to regulation by the SEC and under federal securities laws”.  Currently indexed annuities sold by life insurance companies are regulated by the States as Insurance products and Section 3(a)(8) of the Securities Act of 1933 provides an exemption for certain “annuity contracts,” “optional annuity contracts,” and other insurance contracts.  The new rule is not effective until January 12, 2011.  The Company and others have filed suit in the U. S. Court of Appeals for the District of Columbia to overturn this rule.  In the event rule 151A is not overturned, it could have a material effect on our business, results of operations and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which the Class A common stock of the Company trades is The NASDAQ Stock Market® under the symbol “NWLI”.  The high and low sales prices for the Class A common stock for each quarter during the last two years are shown in the following table.

		High	Low

2008:	First Quarter	$221.67	173.55
	Second Quarter	259.97	199.00
	Third Quarter	258.46	193.20
	Fourth Quarter	275.00	111.06

2007:	First Quarter	$235.25	223.05
	Second Quarter	271.60	249.05
	Third Quarter	268.00	228.56
	Fourth Quarter	246.95	199.53

Equity Security Holders

The number of stockholders of record on March 12, 2009 was as follows:

Class A Common Stock	4,390
Class B Common Stock	2
Dividends

During 2008, the Company paid cash dividends on its Class A and Class B common stock in the amounts of $1,233,348 and $36,000, respectively.  During 2007, the Company paid cash dividends on its Class A and Class B common stock in the amounts of $1,232,037 and $36,000, respectively.  Payment of dividends is within the discretion of the Company’s Board of Directors.  The Company’s general policy is to reinvest earnings internally to finance the development of new business.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has two equity compensation plans that were approved by security holders.  Under the two plans, a total of 105,812 shares of the Company’s Class A common stock may be issued upon exercise of the outstanding options at December 31, 2008.  The weighted average exercise price of the outstanding options is $174.33 per option.  Excluding the outstanding options, 291,400 shares of the common stock remain available for future issuance under the plan at December 31, 2008.  The Company’s equity compensation plans have all been approved by security holders.

Performance Graph

The following graph compares the change in the Company's cumulative total stockholder return on its common stock with the NASDAQ - U.S. Companies Index and the NASDAQ Insurance Stock Index. The graph assumes that the value of the Company's common stock and each index was $100 at December 31, 2003, and that all dividends were reinvested.

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

Effective August 22, 2008 the Company adopted and implemented another limited stock buy-back program substantially similar to the 2006 program for shares issued under the 2008 Incentive Plan.

There were no purchases of shares from option holders during the fourth quarter of 2008.  Purchased shares are reported in the Company's condensed consolidated financial statements as authorized and unissued.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following five-year financial summary includes comparative amounts derived from the audited consolidated financial statements.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands except per share amounts)
Earnings Information:
Revenues:
Life and annuity premiums	$17,752	19,513	15,805	14,602	14,025
Universal life and annuity contract
revenues	133,424	119,677	106,320	96,765	89,513
Net investment income	273,362	318,137	379,768	310,213	315,843
Other income	12,769	13,683	17,304	9,579	11,259
Realized gains (losses) on
investments	(26,228)	3,497	2,662	9,884	3,506
Total revenues	411,079	474,507	521,859	441,043	434,146
Benefits and expenses:
Life and other policy benefits	39,759	41,326	35,241	39,162	34,613
Amortization of deferred policy
acquisition costs	127,161	88,413	90,358	87,955	88,733
Universal life and investment
annuity contract interest	138,960	164,391	213,736	150,692	173,315
Other operating expenses	55,630	55,130	65,709	46,349	35,441
Total expenses	361,510	349,260	405,044	324,158	332,102
Earnings before Federal income taxes
and cumulative effect of change in
accounting principle	49,569	125,247	116,815	116,885	102,044
Federal income taxes	15,927	39,876	40,472	39,618	34,572
Earnings before cumulative effect of
change in accounting principle	33,642	85,371	76,343	77,267	67,472
Cumulative effect of change in
accounting principle, net of tax	-	-	-	-	54,697
Net earnings	$33,642	85,371	76,343	77,267	122,169

Diluted Earnings Per Share:
Earnings from operations:
Class A	$9.48	23.95	21.46	21.83	19.26
Class B	$4.77	12.12	10.84	11.00	9.68
Cumulative effect of change in
accounting principle:
Class A	$-	-	-	-	15.61
Class B	$-	-	-	-	7.85
Net earnings:
Class A	$9.48	23.95	21.46	21.83	34.87
Class B	$4.77	12.12	10.84	11.00	17.53

Balance Sheet Information:
Total assets	$6,786,480	6,835,326	6,693,443	6,369,008	5,991,685

Total liabilities	$5,800,267	5,823,641	5,760,459	5,495,000	5,183,013

Stockholders’ equity	$986,213	1,011,685	932,984	874,008	808,672

Book value per common share	$271.99	279.29	257.67	241.89	225.62

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

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three years ended December 31, 2008 follows.  This discussion should be read in conjunction with the Company’s consolidated financial statements and related notes beginning on page 81 of this report.

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

The Company monitors these factors continually as key business indicators.  The discussion that follows in this Item includes these indicators and presents information useful to an overall understanding of the Company’s business performance in 2008, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Critical Accounting Policies

Accounting policies discussed below are those considered critical to an understanding of the Company’s financial statements.

Impairment of Investment Securities.  The Company’s accounting policy requires that a decline in the value of a security below its amortized cost basis be evaluated to determine if the decline is other-than-temporary.  The primary factors considered in evaluating whether a decline in value for fixed income and equity securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the reasons for the decline in value (credit event, interest rate related, credit spread widening), (c) the overall financial condition as well as the near-term prospects of the issuer, (d) whether the debtor is current on contractually obligated principal and interest payments, and (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery.  In addition, certain securitized financial assets with contractual cash flows are evaluated periodically by the Company to update the estimated cash flows over the life of the security.  If the Company determines that the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the previous purchase or prior impairment, then an other-than-temporary impairment charge is recognized.  The Company would recognize impairment of securities due to changing of interest rates or market dislocations only if the Company no longer had the ability to hold the securities until recovery or maturity.  When a security is deemed to be impaired a charge is recorded as a realized loss equal to the difference between the fair value and amortized cost basis of the security.  Once an impairment charge has been recorded, the fair value of the impaired investment becomes its new cost basis and the Company continues to review the other-than-temporarily impaired security for appropriate valuation on an ongoing basis.  However, the new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value.

Deferred Acquisition Costs (“DAC”).  The Company is required to defer certain policy acquisition costs and amortize them over future periods.  These costs include commissions and certain other expenses that vary with and are primarily associated with acquiring new business.  The deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs. The DAC asset balance is subsequently charged to income over the lives of the underlying contracts in relation to the anticipated emergence of revenue or profits.  Actual revenue or profits can vary from Company estimates resulting in increases or decreases in the rate of amortization.  The Company does regular evaluations to determine if actual experience or other evidence suggests that earlier estimates should be revised. Assumptions considered significant include surrender and lapse rates, mortality, expense levels, investment performance, and estimated interest spread.  Should actual experience dictate that the Company change its assumptions regarding the emergence of future revenues or profits (commonly referred to as “unlocking”), the Company would record a charge or credit to bring its DAC balance to the level it would have been if using the new assumptions from the inception date of each policy.

DAC is also subject to periodic recoverability and loss recognition testing.  These tests ensure that the present value of future contract-related cash flows will support the capitalized DAC balance to be amortized in the future.  The present value of these cash flows, less the benefit reserve, is compared with the unamortized DAC balance and if the DAC balance is greater, the deficiency is charged to expense as a component of amortization and the asset balance is reduced to the recoverable amount. For more information about accounting for DAC including the discussion of the adoption of Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, see Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

Deferred Sales Inducements.  Costs related to sales inducements offered on sales to new customers, principally on investment type contracts and primarily in the form of additional credits to the customer’s account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts, are deferred and recorded as other assets.  All other sales inducements are expensed as incurred and included in interest credited to contract holders’ funds.  Deferred sales inducements are amortized to income using the same methodology and assumptions as DAC, and are included in interest credited to contract holders’ funds.  Deferred sales inducements are periodically reviewed for recoverability.  For more information about accounting for DAC including the discussion of the adoption of Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, see Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

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

Investment activities of the Company are integral to its insurance operations. Since life insurance benefits may not be paid until many years into the future, the accumulation of cash flows from premium receipts are invested with income reported as revenue when earned. Anticipated yields on investments are reflected in premium rates, contract liabilities, and other product contract features.  These anticipated yields are implied in the interest required on the Company’s net insurance liabilities (future policy benefits less deferred acquisition costs) and contractual interest obligations in its insurance and annuity products.  The Company benefits to the extent actual net investment income exceeds the required interest on net insurance liabilities and manages the rates it credits on its products to maintain the targeted excess or “spread” of investment earnings over interest credited. The Company will continue to be required to provide for future contractual obligations in the event of a decline in investment yield. For more information concerning revenue recognition, investment accounting, and interest sensitivity, please refer to Note 1, Summary of Significant Accounting Policies, Note 3, Investments, in the Notes to Consolidated Financial Statements and the discussions under Investments in Item 7 of this report.

Pension Plans and Other Postretirement Benefits.  The Company sponsors a qualified defined benefit pension plan, which was frozen effective December 31, 2007, covering substantially all employees, and three nonqualified defined benefit plans covering certain senior officers.  In addition, the Company has postretirement health care benefits for certain senior officers.  The freeze of the qualified benefit pension plan ceased future benefit accruals to all participants and closed the Plan to any new participants. In addition, all participants became immediately 100% vested in their accrued benefits as of that date.  In accordance with prescribed accounting standards, the Company annually reviews plan assumptions.

The Company annually reviews its pension benefit plans assumptions which include the discount rate, the expected long-term rate of return on plan assets, and the compensation increase rate.  The assumed discount rate is set based on the rates of return on high quality long-term fixed income investments currently available and expected to be available during the period to maturity of the pension benefits.  The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on the long-term investment policy of the plans, the various classes of the invested funds, based on the input of the plan’s investment advisors and consulting actuary, and the plan’s historic rate of return.  The compensation rate increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation.  These assumptions involve uncertainties and judgment, and therefore actual performance may not be reflective of the assumptions.

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

Other significant accounting policies, although not involving the same level of measurement uncertainties as those discussed above, but nonetheless important to an understanding of the financial statements, are described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

Impact of Recent Business Environment

The financial markets began experiencing stress during the second half of 2007 which significantly increased during 2008 and on into 2009. The volatility and disruption in the financial markets has caused the availability and cost of credit to be materially affected. Combined with volatile oil prices, depressed home prices, increasing foreclosures, falling equity market values, declining business and consumer confidence, and higher unemployment, these factors have precipitated a severe recession. The combination of economic conditions began to negatively impact our sales in 2008, particularly in the international markets, and may continue to adversely impact the demand for our products in the future. We also may experience a higher incidence of claims, lapses or surrenders of policies.

The fixed income markets, our primary investment source, are experiencing a high level of volatility and limited market liquidity conditions. Credit downgrade events have begun and there is an increased probability of default for many fixed income instruments. These volatile market conditions have also increased the difficulty of valuing certain securities as trading is less frequent and/or market data is less observable. Certain securities that were in active markets with significant observable data became illiquid due to the current financial environment resulting in valuations that require greater estimation and judgment as well as valuation methods which are more complex. Such valuations may not ultimately be realizable in a market transaction and may change very rapidly as market conditions change and valuation assumptions need to be modified.

Credit spreads (difference between bond yields and risk-free interest rates) on fixed maturity securities increased markedly during 2008 given the market conditions. While the increase in credit spreads generated higher yields making our products more attractive to consumers, the higher rate levels also caused a reduction in the carrying value of our marked-to-market investments negatively impacting our financial condition and reported book value per share. It also caused us to hold a higher amount of cash and short-term investments in order to maintain a more liquid position during uncertain times.

Our operating strategy is to maintain capital levels substantially above regulatory and rating agency requirements. While not significant, our capital levels were nonetheless negatively impacted during 2008 as a result of impairment losses on our investments due to the downturn in economic activity, the increased level of credit spreads and limited liquidity conditions.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Universal life and annuity contract revenues	$133,424	119,677	106,320
Traditional life and annuity premiums	17,752	19,513	15,805
Net investment income (excluding derivatives)	339,038	334,799	336,489
Other income	12,769	13,683	17,304

Operating revenues	502,983	487,672	475,918
Derivative income (loss)	(65,676)	(16,662)	43,279
Realized gains (losses) on investments	(26,228)	3,497	2,662

Total revenues	$411,079	474,507	521,859

Universal life and annuity contract revenues – Revenues for universal life and annuity contract revenues increased 11.5% in 2008 compared to 2007.  Revenues for these products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums.  Cost of insurance charges were $82.9 million in 2008 compared to $74.3 million in 2007 and $67.7 million in 2006.  Administrative charges were $25.0 million, $20.9 million, and $17.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.  Surrender charges assessed against policyholder account balances upon withdrawal were $39.1 million in 2008 compared to $33.4 million in 2007 and $28.7 million in 2006.

Traditional life and annuity premiums – Traditional life and annuity premiums decreased 9.0% in 2008 compared to 2007.  Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period.  The Company’s life insurance sales focus has been primarily centered around universal life products.

Net investment income - A detail of net investment income is provided below.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Gross investment income:
Debt securities	$320,275	309,708	306,129
Mortgage loans	7,223	8,513	8,480
Policy loans	6,096	6,302	6,354
Short-term investments	1,915	7,059	3,118
Other investment income	5,934	6,087	15,289

Total investment income	341,443	337,669	339,370
Less: investment expenses	2,405	2,870	2,881

Net investment income
(excluding derivatives)	339,038	334,799	336,489

Derivative income (loss)	(65,676)	(16,662)	43,279

Net investment income	$273,362	318,137	379,768

Investment grade debt securities generated approximately 94.5% of total investment income, excluding derivatives in 2008.  The decrease in short-term investment income in 2008 is attributable to fewer asset holdings on these investments compared to prior years when the yield curve was flat or slightly inverted and the Company did not sacrifice yield holding shorter term securities and lower short-term yields.  There was no other investment income from profit participation agreements in 2008.  Other investment income received on various profit participation arrangements of $0.9 million and $1.2 million were recorded in 2007 and 2006, respectively.  In addition, proceeds of $0.9 million and $4.3 million were received in 2008 and 2006, respectively from a class action settlement on a disposed debt security.

Net investment income performance is analyzed excluding derivative income (loss), which is a common practice in the insurance industry, in order to assess underlying profitability and results from ongoing operations.  Net investment income performance is summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands except percentages)
Excluding derivatives:
Net investment income	$339,038	334,799	336,489
Average invested assets, at amortized cost	$5,762,688	5,732,212	5,514,196
Yield on average invested assets	5.88%	5.84%	6.10%

Including derivatives:
Net investment income	$273,362	318,137	379,768
Average invested assets, at amortized cost	$5,814,439	5,789,502	5,548,266
Yield on average invested assets	4.70%	5.50%	6.84%

The average invested asset yield increase in 2008 is due to the Company obtaining higher yields on newly invested funds as well as re-investing prepayments, calls, and maturities of debt securities at higher rates.  The additional income recognized from the other invested assets in 2006, as discussed below, contributes to a higher yield for that year.  Refer to the Derivatives discussion following this section for a more detailed explanation.

Other income - Other income consists primarily of gross income associated with nursing home operations of $12.5 million, $12.6 million, and $11.2 million in 2008, 2007, and 2006, respectively.  In addition, the Company received $0.5 million and $5.5 million related to lawsuit settlements during 2007 and 2006, respectively.

Derivatives income (loss) - Index options are derivative financial instruments used to fully hedge the equity return component of the Company’s fixed-indexed products, which were first introduced for sale in 1997.  In 2002, the Company began selling an fixed-indexed universal life product in addition to its fixed indexed annuities.  Any income or loss from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income. However, increases or decreases in income from these options are substantially offset by corresponding increases or decreases in amounts credited to indexed annuity and life policyholders.

Income and losses from index options are due to market conditions.  Index options are intended to act as hedges to match the returns on the product’s underlying reference index and the rise or decline in the index causes option values to likewise rise or decline. While income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company’s fixed-indexed products also fluctuates in a similar manner and direction.  In 2008 and 2007, the reference indices decreased resulting in index option losses and a reduction in contract interest expenses.  In 2006, the reference indices increased and the Company recorded income from index options and likewise increased contract interest expenses.

Derivative components included in net investment income and the corresponding contract interest amounts are detailed below.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Derivatives:
Unrealized income (loss)	$(17,480)	(56,204)	27,108
Realized income (loss)	(48,196)	39,542	16,171

Total income (loss) included in net investment income	$(65,676)	(16,662)	43,279

Total contract interest	$138,960	164,391	213,736

Realized gains (losses) on investments - The net losses reported in 2008 of $26.2 million consisted of gross gains of $2.2 million primarily from calls and sales of debt securities, offset by gross losses of $28.4 million, which includes the other-than-temporary impairment losses highlighted in the table below.

Realized losses on investments have primarily resulted from impairment writedowns on investments in debt securities and valuation allowances recorded on mortgage loans.  The Company records impairment writedowns when a decline in value is considered other-than-temporary and full recovery of the investment is not expected.  Impairment writedowns are summarized in the following table.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Impairment or valuation writedowns:
Bonds	$21,803	67	99
Equities	5,412	-	-
Mortgage loans	1,020	1,467	2,100

	$28,235	1,534	2,199

For the year, the Company recorded other-than-temporary impairment writedowns on debt securities consisting of Washington Mutual ($9.3 million), Clear Channel Communications ($8.7 million), GMAC ($2.3 million), and Greentree ($1.5 million).  Due to the events leading to the writedowns also providing evidence of a significant deterioration in the issuers’ credit worthiness, the Washington Mutual, Greentree Financial and two GMAC securities were transferred from held to maturity to available for sale.

The $5.4 million of equity impairments in 2008 include Fannie Mae and Freddie Mac preferred stock holdings ($4.6 million) and mark-to-market writedowns on various other equity holdings.

The mortgage loan valuation writedown in 2008 principally involves one property located in Ft. Smith, Arkansas.  The 2007 and 2006 mortgage loan valuation write downs involve a New Orleans property whose value was negatively impacted by Hurricane Katrina.

Benefits and Expenses. The following details benefits and expenses.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Life and other policy benefits	$39,759	41,326	35,241
Amortization of deferred policy acquisition costs	127,161	88,413	90,358
Universal life and annuity contract interest	138,960	164,391	213,736
Other operating expenses	55,630	55,130	65,709

Totals	$361,510	349,260	405,044

Life and other policy benefits - Life and other policy benefits include death claims of $29.6 million, $28.5 million, and $26.2 million for 2008, 2007, and 2006, respectively.

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

Amortization of deferred policy acquisition costs increased to $127.1 million for the year ended December 31, 2008 compared to $88.4 million and $90.4 million reported in 2007 and 2006.  An unlocking adjustment was recorded in the current year which resulted in an increase of amortization by $6.3 million.  This unlocking adjustment was based upon changes to future annuitizations and full surrenders reflecting current experience studies.  An unlocking adjustment was recorded in 2007 which resulted in a decrease in amortization of $10.4 million.  This unlocking adjustment was based upon changes to (1) future mortality assumptions reflecting current experience studies and (2) assumption changes to future cost of insurance rates.  There were no unlocking adjustments recognized during 2006.  True-up adjustments were also recorded in 2008 and 2007 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year’s experience resulting in a $16.2 million and $1.0 million increase in amortization, respectively.  Amortization for 2006 includes a true-up adjustment relative to partial surrenders, mortality assumptions, annuitizations, credited rates and earned rates which increased amortization in that year by approximately $5.4 million.

During the fourth quarter of 2008, during a detailed review of Deferred Acquisition Cost assets, the Company identified that it a had over capitalized $2.4 million of deferred acquisition costs during the first three quarters of 2008, and an additional $3.5 million for periods prior to 2008. This immaterial error was corrected during the fourth quarter and resulted in a decrease in the deferred acquisition cost asset and an increase in amortization.

In accordance with the adoption of SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1"), beginning in 2007 the Company’s amortization of deferred policy acquisition costs is expected to increase.  Under this pronouncement, annuitizations and certain internal replacements of contracts result in the associated contract’s unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets being written off.

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

The Company's approximated average credited rates are as follows:

	December 31,			December 31,
	2008	2007	2006	2008	2007	2006
	(Excluding equity-indexed products)			(Including equity-indexed products)

Annuity	3.01%	3.41%	3.39%	2.42%	2.84%	3.86%
Interest sensitive life	3.92%	3.23%	4.30%	3.39%	4.28%	5.41%

Contract interest includes the performance of the derivative component of the Company's equity-indexed products. As previously noted, the recent market performance of these derivative features decreased contract interest expense in 2008 and 2007, while also decreasing the Company's investment income given the hedge nature of the options.  During 2006, the reverse was noted, as the underlying reference index performance was up resulting in higher investment income and contract interest expense.  With these credited rates, the Company generally realized its targeted interest spread on its products.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, and expenses of nursing home operations.  Nursing home expenses amounted to $11.4 million, $11.0 million, and $10.2 million in 2008, 2007, and 2006, respectively.  Compensation costs related to stock options totaled negative $1.4 million in 2008 and negative $1.1 million in 2007 as a result of marking the options to fair value under the liability method of accounting.  In 2006, $13.1 million of increased compensation costs resulted from a change to liability classification for the Company’s stock option plan.

Federal Income Taxes - Federal income taxes on earnings from continuing operations for 2008, 2007, and 2006 reflect effective tax rates of 32.1%, 31.8%, and 34.6%, respectively, which are lower than the expected Federal rate of 35% primarily due to tax-exempt investment income related to investments in municipal securities and dividends-received deductions on income from stock investments.

During 2008, the Company was notified that its 2005 tax return amendment, which was filed September 2007, was being audited by the IRS.  The audit is currently in progress.  Adjustments to the amended return are not expected to have a material effect on the financial condition or operating results of the Company.

During the second quarter of 2007, upon the completion of a detailed review of the deferred tax items, the Company identified a $2.3 million error in the net deferred tax liability. The error, which occurred during various periods prior to 2005, was corrected in the second quarter of 2007 and resulted in a decrease in the net deferred tax liability and deferred tax expense.  The adjustment was not material to 2007 or any prior period financial statements.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings from continuing operations for the years ended December 31, 2008, 2007, and 2006 is provided below.  The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)
Segment earnings:

2008	$717	15,350	27,842	6,781	50,690
2007	342	20,179	56,299	6,278	83,098
2006	297	12,191	56,559	5,566	74,613

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$27,919	25,879	22,731
Net investment income	20,254	18,863	20,462
Other income	20	41	29

Total premiums and other revenue	48,193	44,783	43,222

Benefits and expenses:
Life and other policy benefits	14,478	14,922	13,656
Amortization of deferred policy acquisition costs	12,416	7,998	7,313
Universal life insurance contract interest	9,171	9,463	9,168
Other operating expenses	11,057	11,898	12,630

Total benefits and expenses	47,122	44,281	42,767

Segment earnings before Federal income taxes	1,071	502	455

Federal income taxes	354	160	158

Segment earnings	$717	342	297

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

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Universal life insurance revenues	$26,978	23,028	18,286
Traditional life insurance premiums	5,849	6,629	6,906
Reinsurance premiums	(4,908)	(3,778)	(2,461)

Totals	$27,919	25,879	22,731

The Company’s premiums and contract revenues have increased 8% from 2007 as efforts have been made to promote domestic life products.  It is the Company's marketing plan to increase domestic life product sales through increased recruiting of new distribution and the development of new life insurance products.  The Company had approximately 4,300 contracted agents as of December 31, 2008.

In accordance with generally accepted accounting principles, premiums collected on universal life products are not reflected as revenues in the Company's consolidated statements of earnings.  Actual domestic universal life premiums are detailed below.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Universal life insurance:
First year and single premiums	$15,272	15,592	14,640
Renewal premiums	19,948	16,639	14,118

Totals	$35,220	32,231	28,758

Policy benefits in 2006 through 2008 were consistent with Company expectations.  Net investment income increased to $20.3 million in 2008 as compared to $18.9 million in 2007, consistent with the growth of the volume of insurance in force.  Other operating expenses increased significantly in 2006 due to an increase in compensation costs resulting from the change to liability classification for the Company’s stock option plan.  Compensation costs totaled $0.3 million in both 2008 and 2007 and $3.0 million 2006.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$97,661	88,782	78,005
Net investment income	17,350	24,690	28,530
Other income	62	126	78

Total premiums and other revenue	115,073	113,598	106,613

Benefits and expenses:
Life and other policy benefits	21,292	22,810	18,161
Amortization of deferred policy acquisition costs	37,525	24,959	23,075
Universal life insurance contract interest	16,803	20,993	25,675
Other operating expenses	16,502	15,271	21,051

Total benefits and expenses	92,122	84,033	87,962

Segment earnings before Federal income taxes	22,951	29,565	18,651

Federal income taxes	7,601	9,386	6,460

Segment earnings	$15,350	20,179	12,191

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance.  A comparative detail of premiums and contract revenues is provided below.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Universal life insurance revenues	$98,458	85,633	78,008
Traditional life insurance premiums	14,727	15,692	11,027
Reinsurance premiums	(15,524)	(12,543)	(11,030)

Totals	$97,661	88,782	78,005

International operations have emphasized universal life policies over traditional life insurance products.  In accordance with generally accepted accounting principles, premiums collected on universal life products are not reflected as revenues in the Company's consolidated statements of earnings.  Actual international universal life premiums collected are detailed below.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Universal life insurance
First year and single premiums	$39,257	44,426	36,758
Renewal premiums	96,456	91,621	81,226

Totals	$135,713	136,047	117,984

The Company's international life operations historically have been a significant contributor to the Company's overall growth and represent a market niche where the Company believes it has a competitive advantage.  A productive agency force has been developed given the Company's longstanding reputation for supporting its international life products coupled with the instability of competing companies in international markets.  In particular, the Company has experienced growth with its fixed-indexed universal life products and has collected premiums of $78.5 million, $76.8 million, and $60.5 million for the years ended 2008, 2007, and 2006, respectively.

The largest selling product in the international life insurance segment for the past five years has been a fixed-indexed universal life policy with the equity component linked in part to an equity index. With the growth in this block of business, the period-to-period changes in fair values of the underlying options have had an increasingly greater impact on net investment and contract interest. A detail of net investment income for international life insurance operations is provided below.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Net investment income
(excluding derivatives)	$28,687	26,519	25,893
Derivative income (loss)	(11,337)	(1,829)	2,637

Net investment income	$17,350	24,690	28,530

Derivative income and losses fluctuate from period to period based on the Company’s international equity-indexed universal life product and the applicable performance of the S&P 500 Index®.

Life and other policy benefits in 2006 through 2008 were generally consistent with Company expectations.  Amortization of deferred policy acquisition costs in 2008, were impacted as the Company recorded true-up adjustments that reduced the DAC asset and increased amortization by $3.7 million.  The Company recorded an unlocking adjustment benefit in 2007 totaling $9.0 million relative to improved mortality assumptions that resulted in an increase to the deferred asset balance and a decrease in amortization expense.  In addition, a true-up adjustment of $1.7 million was also recorded in 2007 resulting in a decrease to amortization.  Offsetting the decrease to 2007 amortization for the unlocking and true-up adjustments was an increase in amortization due primarily to the application of SOP 05-1 which requires the write-off of deferred balances on contracts that are considered substantially changed.  These balances were previously carried and amortized over the projected life of the contract.  In 2006, a true-up of amortization assumptions resulted in increased amortization of $1.0 million.

Contract interest expense includes fluctuations primarily the result of the S&P 500 Index® performance relative to the equity-indexed universal life products.  The associated stock market gains and losses increase or decrease the amounts the Company credited to policyholders.

As the international life insurance in force continues to grow, the Company anticipates operating earnings to increase as well. The amount of international life insurance in force has grown from $13.3 billion at December 31, 2006 to $14.8 billion at December 31, 2007 and $15.9 billion at December 31, 2008.

Other operating expenses reported in 2008 were 8% higher compared to 2007. The lower level in 2007 resulted from negative compensation costs related to stock options recorded under liability accounting. Compensation costs totaled $0.6 million, $0.4 million, and $5.1 million in 2008, 2007, and 2006, respectively.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States.  Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales.  A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$25,596	24,529	21,389
Net investment income	226,683	266,953	323,326
Other income	232	920	5,950

Total premiums and other revenue	252,511	292,402	350,665

Benefits and expenses:
Life and other policy benefits	3,990	3,594	3,424
Amortization of deferred policy acquisition costs	77,219	55,456	59,970
Annuity contract interest	112,986	133,935	178,893
Other operating expenses	16,685	16,931	21,847

Total benefits and expenses	210,880	209,916	264,134

Segment earnings before Federal income taxes	41,631	82,486	86,531

Federal income taxes	13,789	26,187	29,972

Segment earnings	$27,842	56,299	56,559

Revenues from annuity operations primarily include surrender charges and recognition of deferred revenues relating to immediate or payout annuities.  A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Surrender charges	$20,502	20,238	17,260
Payout annuity and other revenues	5,071	4,263	4,098
Traditional annuity premiums	23	28	31

Totals	$25,596	24,529	21,389
In accordance with generally accepted accounting principles, deposits collected on annuity contracts are not reflected as revenues in the Company's consolidated statements of earnings.  Actual annuity deposits collected are detailed below.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Fixed indexed annuities	$281,649	316,848	303,613
Other deferred annuities	121,319	116,280	171,631
Immediate annuities	7,165	4,637	10,750

Totals	$410,133	437,765	485,994

Fixed-indexed products are more attractive for consumers when interest rate levels remain low as has been the market environment the past few years.  Fixed indexed annuity deposits as a percentage of total annuity deposits recorded were 68.7%, 72.4%, and 62.5% for the years ended December 31, 2008, 2007, and 2006, respectively.  Since the Company does not offer variable products or mutual funds, fixed-indexed products provide an important alternative to the Company's existing fixed interest rate annuity products.  The performance of equity markets in 2008 had a dampening effect on sales of these products.

Other deferred annuity deposits increased 4.3% in 2008 compared to 2007.  These product sales had been trending lower over the past few years due to low interest rates and investor preferences.  As a selling inducement, many fixed-rate annuity products include a first year premium or interest rate bonus in addition to the base first year deposit interest rate.  These bonuses are credited to the policyholder account but are deferred by the Company and amortized over future periods. The amount deferred was approximately $19.4 million, $20.8 million, and $19.8 million for the years ended December 31, 2008, 2007, and 2006, respectively.

A detail of net investment income for annuity operations is provided below.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Net investment income
(excluding derivatives)	$279,925	281,553	282,684
Derivative income (loss)	(53,242)	(14,600)	40,642

Net investment income	$226,683	266,953	323,326

Derivative income and losses fluctuate from period to period based on the performance of the indices underlying the Company’s fixed-indexed products.

As previously described, derivatives are used to hedge the equity return component of the Company's fixed indexed annuity products with any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, reflected in net investment income.  Net investment income for 2006 included additional income from other income items as previously discussed in the consolidated operations section of this filing.

With respect to deferred policy acquisition costs, the Company recorded an unlocking adjustment of $6.3 million and a true-up adjustment of $11.1 million that together increased amortization by $17.4 million in 2008.  During 2007 the Company recorded an unlocking adjustment of $1.8 million and true-up adjustments of $3.3 million resulting in decreased amortization of deferred acquisition costs.  A true-up of assumptions in 2006 resulted in increased amortization of deferred policy acquisition costs of $3.1 million.

During the fourth quarter of 2008, during a detailed review of Deferred Acquisition Cost assets, the Company identified that it had over capitalized $ 2.4 million of cost during the first three quarters of 2008, and $3.5 million for periods prior to 2008. This immaterial error was corrected during the fourth quarter and resulted in a decrease in the deferred acquisition cost and an increase in amortization.

The Company is required to periodically adjust for actual experience that varies from that assumed. While management does not currently anticipate any impact from unlocking in 2009, facts and circumstances may arise in the future which require that the factors be reexamined.

Annuity contract interest includes the equity component return associated with the Company's fixed indexed annuities. The detail of fixed indexed annuity contract interest compared to contract interest for all other annuities is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Fixed indexed annuities	$42,224	50,743	88,094
All other annuities	74,596	94,632	101,619

Gross contract interest	116,820	145,375	189,713
Bonus interest deferred and capitalized	(19,442)	(20,796)	(19,700)
Bonus interest amortization	15,608	9,356	8,880

Total contract interest	$112,986	133,935	178,893

In comparison by year, the fluctuation in reported contract interest amounts for fixed-indexed annuities is due to sales and the positive or negative performance of the stock market on option values as noted previously.  In the fourth quarter of 2008, the Company increased its amortization of bonus interest (deferred sales inducements) by approximately $3.5 million for updates in future expected gross profit assumptions.

Other operating expenses in 2008 were level compared to 2007.  The 2006 expense includes an additional $5.0 million due to increased compensation cost on stock options resulting from the change to liability classification for the Company’s plan.  Compensation costs were $0.5 million in 2008.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations.  However, the Company also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries.  Most of the income from the Company's subsidiaries is from a life interest in a trust.  Gross income distributions from the trust totaled $4.1 million, pre-tax, in both 2008 and 2007, and $4.5 million in 2006.

The Company owns a nursing home facility which is operated by an affiliated limited partnership, whose financial operating results are consolidated with those of the Company. Daily operations and management of the nursing home are performed by an experienced management company through a contract with the limited partnership. Nursing home operations generated $1.1 million, $1.6 million, and $1.0 million of operating earnings in 2008, 2007, and 2006, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the careful handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of December 31, 2008 and 2007.  The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.

	2008		2007
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

Debt securities	$5,563,000	96.3	$5,659,604	95.9
Mortgage loans	90,733	1.6	99,033	1.7
Policy loans	79,277	1.4	83,772	1.4
Derivatives	11,920	0.2	25,907	0.4
Equity securities	13,683	0.2	19,713	0.3
Real estate	10,828	0.2	11,994	0.2
Other	3,340	0.1	4,568	0.1

Totals	$5,772,781	100.0	$5,904,591	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. government agency pass-through securities and collateralized mortgage obligations ("CMO").  As of December 31, 2008 and 2007, the Company's debt securities portfolio consisted of the following:

	2008		2007
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

Corporate	$2,453,404	44.0	$2,429,753	43.0
Mortgage-backed securities	2,001,060	36.0	1,909,405	33.7
Public utilities	790,419	14.2	689,447	12.2
U.S. Agencies	119,674	2.2	429,373	7.6
U.S. Treasury	1,923	-	1,930	-
Asset-backed securities	88,278	1.6	107,019	1.9
States & political subdivisions	86,962	1.6	61,794	1.1
Foreign governments	21,280	0.4	30,883	0.5

Totals	$5,563,000	100.0	$5,659,604	100.0

The Company's investment guidelines prescribe limitations as a percent of the total investment portfolio by type of security and all holdings were within these threshold limits at December 31, 2008 and 2007.  Because the Company's holdings of mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing in collateralized mortgage obligations, which have more predictable cash flow patterns than pass-through securities.  These securities, known as planned amortization class I ("PAC I"), very accurately defined maturity ("VADM") and sequential tranches are designed to amortize in a more predictable manner than other CMO classes or pass-throughs.  The Company does not purchase tranches, such as PAC II and support tranches, that subject the portfolio to greater than average prepayment risk.  Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

Due to recent negative news relative to the mortgage industry and in particular subprime mortgages the Company has included detailed information below related to the exposure at December 31, 2008 in the debt securities portfolio.  The Company holds approximately $88.3 million in asset-backed securities at December 31, 2008.  This portfolio includes $41.3 million of manufactured housing bonds and $47.0 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (CBOs), collateralized debt obligations (CDOs), or collateralized loan obligations (CLOs). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The mortgage-backed portfolio includes one Alt-A security with a carrying value of $3.8 million.  The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The average FICO for an Alt-A borrower is approximately 715 compared to a score of 730 for a jumbo prime borrower.  The Company’s exposure to the Alt-A and subprime sectors is limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans.  The asset-backed portfolio includes thirteen subprime securities, totaling $47.0 million.  The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities.  All of the loans classified as Alt-A or subprime in the Company’s portfolio as of December 31, 2008 were underwritten prior to 2005 as noted in the table below.

Investment	December 31, 2008		December 31, 2007
Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$12,125	11,157	14,026	14,045
2002	1,123	556	1,312	1,290
2003	6,894	3,779	7,761	7,232
2004	26,817	21,970	31,186	30,278

Subtotal subprime	$46,959	37,462	54,285	52,845

Alt A:
2004	$3,821	3,821	4,665	4,665

As of December 31, 2008, nine of the subprime securities were rated AAA, two were rated AA, one was rated A, and one was rated BBB.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities.  Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks.  This emphasis is reflected in the high average credit rating of the Company's portfolio with 98.7% held in investment grade securities.  In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P®.

	2008		2007
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

AAA and U.S. government	$2,306,694	41.5	$2,564,975	45.3
AA	205,729	3.7	301,469	5.3
A	1,431,703	25.7	1,399,581	24.7
BBB	1,546,720	27.8	1,293,358	22.9
BB and other below investment grade	72,154	1.3	100,221	1.8

Totals	$5,563,000	100.0	$5,659,604	100.0

National Western does not purchase below investment grade securities.  Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are summarized below.

	Below Investment Grade Debt Securities
				% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets
	(In thousands except percentages)

December 31, 2008	$84,229	72,154	67,375	1.2%

December 31, 2007	$105,067	100,221	97,618	1.7%

As of December 31, 2008, the Company's percentage of below investment grade securities compared to total invested assets totaled 1.2%.  The decrease from 2007 is primarily due to maturities, tenders, principal payments, and one issue being upgraded during the year.  The Company's holdings of below investment grade securities as a percentage of total invested assets is relatively small compared to industry averages.

Holdings in below investment grade securities by category as of December 31, 2008 are summarized below, including 2008 and 2007 fair values for comparison. The Company is continually monitoring developments in these industries that may affect security valuation issues.

	Below Investment Grade Debt Securities
	Amortized	Carrying	Fair	Fair
	Cost	Value	Value	Value
Industry Category	2008	2008	2008	2007
	(In thousands)

Retail	$17,980	13,181	12,420	17,639
Telecommunications	6,323	4,850	4,850	13,064
Medical	13,000	12,255	11,050	11,960
Utilities/energy	12,184	11,654	11,219	12,117
Asset-backed	8,718	8,717	6,337	9,227
Auto finance	4,031	4,031	4,031	2,630
Banking/finance	1	1	1	7,986
Manufacturing	7,520	6,999	7,001	7,438
Transportation	1,984	1,769	1,769	2,395
Other	12,488	8,697	8,697	9,433

Totals	$84,229	72,154	67,375	93,889

The Company closely monitors its below investment grade holdings by reviewing investment performance indicators, including information such as issuer operating performance, debt ratings, analyst reports and other economic factors that may affect these specific investments.  While additional losses are not currently anticipated, based on the existing status and condition of these securities, continued credit deterioration of some securities or the markets in general is possible, which may result in further writedowns.

Generally accepted accounting principles require that investments in debt securities be written down to fair value when declines in value are judged to be other than temporary.  As defined in SFAS No. 157, Fair Value Measurement, (“SFAS 157”) fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price methodology). SFAS 157 establishes a framework for measuring fair value that includes a hierarchy used to classify inputs used in measuring fair value. The hierarchy prioritizes inputs to valuation techniques used to measure fair value into three levels which are either observable or unobservable. Observable inputs reflect market data obtained from independent sources while unobservable inputs reflect an entity’s view of market assumptions in the absence of observable market information. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

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

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	December 31, 2008
Description	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$1,731,583	-	1,721,341	10,242
Equity securities, available for sale	13,683	302	6,191	7,190
Derivatives	11,920	-	11,920	-

Total assets	$1,757,186	302	1,739,452	17,432

Policyholder account balances (a)	$19,377	-	19,377	-
Other liabilities (b)	3,787	-	-	3,787

Total liabilities	$23,164	-	19,377	3,787

(a)  Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)  Represents the liability for share-based compensation.

The following table provides additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	For the Twelve Months Ended December 31, 2008
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	For Sale	For Sale	Assets	Liabilities
	(In thousands)

Beginning balance, January 1, 2008	$1,618	7,147	8,765	7,712
Total realized and unrealized gains (losses):
Included in net income	-	-	-	(1,424)
Included in other comprehensive loss	(2,773)	43	(2,730)	-
Purchases, sales, issuances and settlements, net	(527)	-	(527)	(2,501)
Transfers into (out of) Level 3	11,924	-	11,924	-

Ending balance, December 31, 2008	$10,242	7,190	17,432	3,787

Amount of total gains (losses) for the period
included in net income attributable to the change
in unrealized gains (losses) relating to assets still
held as of December 31, 2008	$-	-	-	(2,321)

Realized gains (losses) on Level 3 assets and liabilities are reported in the consolidated statements of earnings as net investment gains (losses), while unrealized gain (losses) on debt and equity securities are reported as other comprehensive income (loss) within stockholders’ equity.

The fair value hierarchy classifications are reviewed each reporting period. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes. Reclassifications are reported as transfers into and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity.  The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities.  Of the remaining two categories, available for sale and held to maturity, the Company makes a determination as to which category based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at December 31, 2008, approximately 31.9% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale.  These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)
	(In thousands)
Securities held to maturity:
Debt securities	$3,727,353	3,831,417	(104,064)
Securities available for sale:
Debt securities	1,731,583	1,896,946	(165,363)
Equity securities	13,683	7,107	6,576

Totals	$5,472,619	5,735,470	(262,851)

In accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company may under certain conditions transfer a debt security from held to maturity to available for sale.  For the year 2008, the Company recorded other-than-temporary impairment writedowns on debt securities consisting of Washington Mutual ($9.3 million), Clear Channel Communications ($8.7 million), GMAC ($2.3 million), and Greentree Financial ($1.5 million) and on equity securities totaling $5.4 million including Freddie Mac and Fannie Mae preferred stock ($4.6 million).  Due to the events leading to the writedowns also providing evidence of a significant deterioration in the issuers’ credit worthiness, the Washington Mutual, Greentree Financial and two GMAC securities were transferred from held to maturity to available for sale.  No transfers were made in 2007 or 2006.  During 2007, one security was sold from the held to maturity portfolio due to credit deterioration, with an amortized cost of $5.2 million, resulting in a minimal realized gain.  No held to maturity sales were made during 2006.

Mortgage Loans and Real Estate

In general, the Company originates loans on high quality, income-producing properties such as shopping centers, freestanding retail stores, office buildings, industrial and sales or service facilities, selected apartment buildings, motels, and health care facilities.  The location of these properties is typically in major metropolitan areas that offer a potential for property value appreciation. Credit and default risk is minimized through strict underwriting guidelines and diversification of underlying property types and geographic locations.  In addition to being secured by the property, mortgage loans with leases on the underlying property are often guaranteed by the lessee.  This approach has proven to result in quality mortgage loans with few defaults.

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

The Company held net investments in mortgage loans totaling $90.7 million and $99.0 million at December 31, 2008 and 2007, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	2008		2007
Geographic Region:	Amount	%	Amount	%
	(In thousands)		(In thousands)

West South Central	$62,123	68.5	$62,160	62.8
East North Central	12,030	13.3	11,572	11.7
Mountain	7,919	8.7	8,240	8.3
South Atlantic	3,666	4.0	4,590	4.6
Pacific	2,562	2.8	9,970	10.1
All Other	2,433	2.7	2,501	2.5

Totals	$90,733	100.0	$99,033	100.0

	2008		2007
Property Type:	Amount	%	Amount	%
	(In thousands)		(In thousands)

Retail	$70,954	78.2	$71,893	72.6
Hotel/Motel	6,320	7.0	6,490	6.5
Office	5,971	6.6	16,721	16.9
Land/Lots	3,885	4.3	3,923	4.0
Apartments	3,600	3.9	-	-
All other	3	-	6	-

Totals	$90,733	100.0	$99,033	100.0

The Company does not recognize interest income on loans past due ninety days or more.  The Company had two mortgage loans past due six months or more with the principal balance totaling $7.0 million at December 31, 2008, 2007 and 2006.  Interest income not recognized for past due loans totaled approximately $0.4 million in 2008, 2007, and 2006.

The Company recognized valuation losses of $1.0 million, $1.5 million, and $2.1 million for the years ended December 31, 2008, 2007, and 2006 respectively, based on information which indicated that the Company may not collect all amounts in accordance with the mortgage agreement. While the Company closely manages its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

The contractual maturities of mortgage loan principal balances at December 31, 2008 are as follows:

Principal
Due
(In thousands)

Due in one year or less	$6,541
Due after one year through five years	42,133
Due after five years through ten years	48,770
Due after ten years through fifteen years	3,221
Due after fifteen years	-

Total	$100,665

The Company's real estate investments totaled approximately $10.8 million and $12.0 million at December 31, 2008 and 2007, respectively, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of the Company.  The Company recognized operating income on these properties of approximately $0.9 million, $1.0 million, and $0.8 million for the years ended December 31, 2008, 2007, and 2006, respectively.  The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment losses of $0.1 million in 2008 and gains of $0.2 million and $0.6 million in 2007 and 2006, respectively, associated with these properties.

Market Risk

Market risk is the risk of change in market values of financial instruments due to changes in interest rates, currency exchange rates, commodity prices, or equity prices.  The most significant market risk exposure for National Western is interest rate risk. The fair values of fixed income debt securities correlate to external market interest rate conditions.  Because interest rates are fixed on almost all of the Company's debt securities, market values typically increase when market interest rates decline, and decrease when market interest rates rise.  However, market values may fluctuate for other reasons, such as changing economic conditions, market dislocations or increasing event-risk concerns.

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	December 31,
	2008	2007
	(In thousands except percentages)

Debt securities - fair value	$5,458,936	5,655,194
Debt securities - amortized cost	$5,728,363	5,670,827

Fair value as a percentage of amortized cost	95.30%	99.72%
Unrealized losses at year-end	$(269,427)	(15,633)
Ten-year U.S. Treasury bond – decrease
in yield for the year	(1.81)%	(0.68)%

	Unrealized Losses
	Net Balance at	Net Balance at
	December 31,	December 31,	Change in
	2008	2007	Net Balance
	(In thousands)

Debt securities held to maturity	$(104,064)	(4,410)	(99,654)
Debt securities available for sale	(165,363)	(11,223)	(154,140)

Totals	$(269,427)	(15,633)	(253,794)

Changes in interest rates typically have a significant impact on the fair values of the Company's debt securities.  During 2008, market interest rates of the ten-year U.S. Treasury bond decreased 181 basis points from year end 2007 while there was a substantial increase in corporate spreads over the treasury yield.  This increase in spread contributed to the increase in the unrealized loss balance of $253.8 million on a portfolio of approximately $5.6 billion.  This amount is reasonable based upon the current market factors and the current investment portfolio characteristics.  The Company would expect similar results in the future from a significant upward or downward movement in market rates.  However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's financial results.

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

	Fair Values of Assets
	Changes in Interest Rates in Basis Points
	-100	0	+ 100	+ 200	+ 300
	(In thousands)

Debt and equity securities	$5,681,585	5,472,619	5,201,005	4,916,196	4,647,935
Mortgage loans	93,944	90,884	87,996	85,268	82,689
Other loans	1,584	1,572	1,560	1,548	1,536
Derivatives	11,668	11,920	12,170	12,421	12,674

Expected maturities of debt securities may differ from contractual maturities due to call or prepayment provisions.  The models assume that prepayments on mortgage-backed securities are influenced by agency and pool types, the level of interest rates, loan age, refinancing incentive, month of the year, and underlying coupon.  During periods of declining interest rates, principal payments on mortgage-backed securities and collateralized mortgage obligations tend to increase as the underlying mortgages are prepaid.  Conversely, during periods of rising interest rates, the rate of prepayment slows.  Both of these situations can expose the Company to the possibility of asset-liability cash flow and yield mismatch. The model uses a proprietary method of sampling interest rate paths along with a mortgage prepayment model to derive future cash flows. The initial interest rates used are based on the current U.S. Treasury yield curve as well as current mortgage rates for the various types of collateral in the portfolio.

Mortgage and other loans were modeled by discounting scheduled cash flows through the scheduled maturities of the loans, starting with interest rates currently being offered for similar loans to borrowers with similar credit ratings.  Policy loans were modeled by discounting estimated cash flows using U.S. Treasury Bill interest rates as the base rates at December 31, 2008. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts and incorporate both Company experience and mortality assumptions associated with such contracts.

In addition to the securities analyzed above, the Company invests in index options which are derivative financial instruments used to hedge the equity return component of the Company's indexed annuity and life products.  The values of these options are primarily impacted by equity price risk, as the options' fair values are dependent on the performance of the underlying reference index.  However, increases or decreases in investment returns from these options are substantially offset by corresponding increases or decreases in amounts paid to indexed policyholders, subject to minimum guaranteed policy interest rates.

The Company's market risk liabilities, which include policy liabilities for annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described.  As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of a 100 basis point decrease and increases in increments of 100 basis points in the U.S. Treasury yield curve as of December 31, 2008.  The potential impact on net earnings from these interest rate changes are summarized below.

	Changes in Interest Rates in Basis Points
	-100	+100	+200	+300
	(In thousands)

Impact on net earnings	$(1,087)	1,767	746	(897)

These estimated impacts in earnings are net of tax effects and the estimated effects of deferred policy acquisition costs.

The above described scenarios produce estimated changes in cash flows as well as cash flow reinvestment projections.  Estimated cash flows in the Company's model assume cash flow reinvestments, which are representative of the Company's current investment strategy.  Calls and prepayments include scheduled maturities and those expected to occur which would benefit the security issuers.  Assumed policy surrenders consider differences and relationships between credited interest rates and market interest rates as well as surrender charges on individual policies.  The impact to earnings also includes the expected effects on amortization of deferred policy acquisition costs.  The model considers only annuity and supplemental contracts in force at December 31, 2008, and does not consider new product sales or the possible impact of interest rate changes on sales.

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

	December 31, 2008		December 31, 2007
		% of		% of
	Amount	Total	Amount	Total
	($ Amounts in thousands)

Not subject to discretionary withdrawal
provisions	$369,405	8.3%	$307,133	6.8%
Subject to discretionary withdrawal,
with adjustment:
With market value adjustment	1,305,478	29.3%	1,368,899	30.6%
At contract value less current
surrender charge of 5% or more	2,347,156	52.6%	2,295,358	51.3%

Subtotal	4,022,039	90.2%	3,971,390	88.7%
Subject to discretionary withdrawal at
contract value with no surrender charge
or surrender charge of less than 5%	440,694	9.8%	506,247	11.3%

Total annuity reserves and deposit
liabilities	$4,462,733	100.0%	$4,477,637	100.0%

The actual amounts paid by product line in connection with surrenders and withdrawals for the years ended December 31 are noted in the table below.

	2008	2007	2006
	(In thousands)
Product Line:
Traditional Life	$5,763	6,408	4,845
Universal Life	41,430	34,356	30,566
Annuities	391,879	435,800	363,407

Total	$439,072	476,564	398,818

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $195 million, $260 million, and $224 million in 2008, 2007, and 2006, respectively.  The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $729 million, $517 million, and $399 million in 2008, 2007, and 2006, respectively. Cash flows from security maturities, redemptions, and prepayments were relatively higher over the last three years due to the decline in interest rates.  These cash flow items could be reduced if interest rates rise in 2009. Net cash flows from the Company's universal life and annuity deposit product operations totaled inflows (outflows) of $(118) million, $(93) million, and $25 million in 2008, 2007, and 2006, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of December 31, 2008, the Company had commitments of approximately $2.5 million which were approved by the Company's Board of Directors for the construction of a nursing home facility in Central Texas.  The construction of the new facility began in 2007.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

It is Company practice not to enter into off-balance sheet arrangements or to issue guarantees to third parties, other than in the normal course of issuing insurance contracts.  Commitments related to insurance products sold are reflected as liabilities for future policy benefits.  Insurance contracts guarantee certain performances by the Company.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment due by Period
		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating lease obligations (1)	$1,342	988	354	-	-
Construction commitments	2,461	2,461	-	-	-
Life claims payable (2)	51,905	51,905	-	-	-
Other long-term reserve liabilities
reflected on the balance sheet
under GAAP (3)	7,875	800	1,456	1,788	3,831

Total	$63,583	56,154	1,810	1,788	3,831

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This statement requires enhanced disclosures regarding an entity’s derivative and hedging activity to enable investors to better understand the effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Amounts
(In thousands)

Write-off of deferred acquisition costs	$3,321
Adjustment to deferred annuity revenue	56
3,377

Federal income tax	(1,182)

Cumulative effect of change in accounting for
internal replacements and investment contracts	$2,195

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The information called for by Item 7A is set forth in the Investments section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Attachment A, Index to Financial Statements and Schedules, on page 81.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in auditors or disagreements with auditors that are reportable pursuant to Item 304 of Regulation S-K.

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

Management's Report on Internal Control Over Financial Reporting

The management of National Western Life Insurance Company ("Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  The Company's management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on the Company's assessment under this framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting change as the Company modifies and enhances its systems and processes to meet business needs.  Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.  While changes have taken place in internal controls during the quarter ended December 31, 2008, there have been no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
National Western Life Insurance Company:

We have audited National Western Life insurance Company’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, National Western Life Insurance Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Western Life Insurance Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Dallas, Texas
March 16, 2009

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2008 which has not been previously reported.

PART III

ITEM 10. DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

The following information as of January 31, 2009, is furnished with respect to each director. All terms expire in June of 2009.

	Principal Occupation During Last Five	First
Name of Director	Years and Directorships	Elected	Age

Robert L. Moody	Chairman of the Board and Chief Executive	1963	73
(1) (3)	Officer of the Company

Ross R. Moody	President and Chief Operating Officer of the	1981	46
(1) (3)	Company

Stephen E. Glasgow	Partner, G-2 Development, L.P.	2004	46
(2) (4)	Austin, Texas

E. Douglas McLeod	Director of Development, The Moody	1979	67
	Foundation, Galveston, Texas

Charles D. Milos	Senior Vice President of the Company	1981	63
(1) (3)

Frances A. Moody-Dahlberg	Executive Director,	1990	39
	The Moody Foundation,
	Dallas, Texas

Russell S. Moody	Investments, League City, Texas	1988	47

Louis E. Pauls, Jr.	President, Louis Pauls & Company;	1971	73
(2) (4)	Investments, Galveston, Texas

E. J. Pederson	Former Executive Vice President,	1992	61
(2) (4)	The University of Texas
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

Class A	Class B

Robert L. Moody	E. Douglas McLeod
Stephen E. Glasgow	Charles D. Milos
E. J. Pederson	Frances A. Moody-Dahlberg
Ross R. Moody
Russell S. Moody
Louis E. Pauls, Jr.

Committees

The Company’s Board of Directors has the following standing committees:

Executive Committee.  The Company’s Executive Committee may exercise all of the authority of the Board of Directors in the management of the business and affairs of the corporation, except where action of some or all members of the Board of Directors is required by statute or the Articles of Incorporation or the Bylaws or resolution of the Board.  The Chairman of the Board serves as Chairman of the Executive Committee.

Audit Committee.  The Audit Committee of the Board of Directors consists of three non-employee directors.  The committee is primarily responsible for oversight of the Company’s financial statements and controls; assessing and ensuring the independence, qualifications and performance of the independent auditors; approving the independent auditor’s services and fees; reviewing and approving all related party transactions; reviewing potential conflict of interest situations where appropriate; overseeing and directing internal audit activities; reviewing the Company’s financial risk assessment process and ethical, legal, and regulatory compliance programs; and reviewing and approving the annual audited financial statements for the Company before issuance.  Mr. Louis E. Pauls, Jr. serves as Chairman of the Audit Committee.

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

Compensation and Stock Option Committee.  The Compensation and Stock Option Committee consists of three independent, outside directors and the committee has oversight responsibility for the compensation programs for the Company’s independent named executive officers as well as all other officers.  Mr. E.J. Pederson serves as Chairman of the Compensation and Stock Option Committee.  The Committee’s report on executive compensation is included in Item 11 of this report on Form 10-K.

Identification of Executive Officers

The following is a list of the Company's executive officers, their ages, and their positions and offices as of January 31, 2009.

Name of Officer	Age	Position (Year elected to position)

Robert L. Moody	73	Chairman of the Board and Chief Executive
		Officer (1963-1968, 1971-1980, 1981), Director

Ross R. Moody	46	President and Chief Operating Officer (1992), Director

Scott E. Arendale	64	Senior Vice President - International Marketing (2006)

Paul D. Facey	57	Senior Vice President - Chief Actuary (1992)

Michael P. Hydanus	57	Senior Vice President – Chief Information Officer (2008)

S. Christopher Johnson	40	Senior Vice President - Chief Marketing Officer (2006)

Charles D. Milos	63	Senior Vice President - Mortgage Loans and Real Estate (1990), Director

James P. Payne	64	Senior Vice President - Secretary (1998)

Brian M. Pribyl	50	Senior Vice President - Chief Financial & Administrative
		Officer and Treasurer (2001)

Patricia L. Scheuer	57	Senior Vice President - Chief Investment Officer (1992)

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

Mr. Hydanus was previously with Financial Industries Corporation (Austin, TX) serving as Chief Operations Officer from 2005 to 2007 and Interim President and Chief Executive Officer from 2007 to 2008.  Prior to that Mr. Hydanus was a principal in Sage Consulting Group (California and Tennessee) from 2001 to 2005 providing information technology improvements and corporate operations consulting services.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Purpose

The Compensation and Stock Option Committee (“Compensation Committee”) is appointed by and serves at the discretion of the Company’s Board of Directors. The Compensation Committee consists of no fewer than three members who meet the independence requirements of the listing standards of NASDAQ. The purpose of the Compensation Committee is to discharge the Board of Directors’ responsibilities for reviewing and establishing the compensation not just for the Chief Executive Officer, Chief Financial Officer, and the other three most highly paid executive officers, but for all of the Company’s officers. These compensation elements include base salary, annual incentive bonuses, discretionary bonuses and awards, stock option grants, and any other officer compensation arrangements.

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

Base Salaries

To ensure that compensation levels are reasonably competitive with market rates, the Compensation Committee engages independent compensation consultants from time-to-time to conduct a survey of executive compensation in a defined group of companies comparable to the Company. The surveyed companies are selected based on similar products and product lines, comparable financial size in terms of assets and revenues, and other known competitive factors. This process was most recently completed during 2008. While the primary focus of the survey was upon base salaries, the independent consultants were also asked to provide total compensation data for the various officer positions and levels in order to target current and future appropriate compensation levels. The Compensation Committee’s past practice has been to generally target base salaries between the 25th and 75th percentile range of the identified peer group.

For the most recent survey, the Company engaged independent compensation consultants (Towers Perrin) to update the work previously performed in 2005 following the same criteria and scope as was done at the time of a previous study. Companies to be considered in the benchmarking process include, among others, American Equity Investment Life, American Fidelity Life, AVIVA, Best Meridian Insurance, Citizens Insurance Company, Lincoln National Life, Old Mutual Financial Network, Pan-American Life, and Sammons Financial Group.

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

Annual Incentive Compensation

For certain executive officer positions, the Compensation Committee has determined that annual incentive bonuses are an integral part of the executive’s compensation package as the cash bonuses create a direct link between executive compensation and individual and business performance. Consequently, there are four bonus programs in effect which are reviewed and approved annually by the Compensation Committee:

•	Executive Officer Bonus Program
•	Domestic Marketing Officer Bonus Program
•	International Marketing Officer Bonus Program
•	Senior Vice President Bonus Program

Executive Officer Bonus Program.  Currently, the participants in the Executive Officer Bonus Program (“Executive Bonus”) are the Chairman and Chief Executive Officer (Mr. Robert Moody), the President and Chief Operating Officer (Mr. Ross Moody), the Senior Vice President, Chief Financial & Administrative Officer (Mr. Brian Pribyl), and the Senior Vice President, Chief Information Officer (Mr. Michael Hydanus).  In order to tie the compensation under the program with the Company’s financial performance, the Executive Bonus includes metrics associated with the Company’s annual sales performance, expense management and profitability. In accordance with the program, the Compensation Committee set performance targets for each metric at various levels equating to various bonus level percentages as follows:

Financial Performance Metric	Bonus % Range

Sales	0% to 15%
Expense Management	0% to 12%
Profitability	0% to 12%

The sum of the achieved bonus percentages for each metric, subject to a maximum aggregate percentage of 30%, is applied to the weighted average base salary for each participant to determine the earned bonus amount.  The profitability metric is based upon the Company’s audited financial statements for the year. Bonus awards are generally paid in the year following the annual financial performance metrics concurrent with the completion of the Company’s audit of the year-end financial statements and approval of the award amounts by the Compensation Committee. Accordingly, the Executive Bonus payments in 2008 were primarily based upon the results achieved for 2007 financial performance metrics established by the Compensation Committee. The bonus percentage achieved under the program was 18% and 30% in 2008 and 2007, respectively.

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

The Domestic Bonus also differs from the Executive Bonus in that the bonus percentage is not subject to a cap and bonus amounts may be advanced quarterly based upon the year-to-date results achieved. Sales metric amounts under the program above the par level increase incrementally with an additional bonus percentage added for every increment of additional sales established by the Compensation Committee. However, if the aggregate sum of the three performance metrics exceeds 100%, the bonus award paid at the end of the calendar year is limited to 100% for each participant. The bonus percentage above 100% is applied to the weighted average base salaries of all participants to create a pool which is paid out to participants in the subsequent calendar year based upon the recommendation of the Domestic Marketing senior vice president and subject to approval by the President and Chief Operating Officer. The Domestic Bonus percentage achieved under the program was 32.5% and 100.5% in 2008 and 2007, respectively.

International Marketing Officer Bonus Program.  Participants in the International Marketing Officer Bonus Program (“International Bonus”) are all international marketing officers including assistant vice presidents, vice presidents, and the senior vice president (Mr. Scott Arendale). The International Bonus is identical in format to the Domestic Bonus with the exception that the metric targets established by the Compensation Committee are customized for the differences between the domestic and international lines of business. The weighting of the three performance metrics (annual sales, persistency of policies sold, expense management) is the same as in the Domestic Bonus and all other features are similarly administrated. The International Bonus percentage achieved under the program was 44.0% and 214.0% in 2008 and 2007, respectively.

Senior Vice President Bonus Program.  Participants in the Senior Vice President Bonus Program (“Senior VP Bonus”) are all Senior Vice Presidents not otherwise included in any of the other three officer bonus programs.  Currently, these individuals include the Senior Vice President, Chief Actuary (Mr. Paul Facey), the Senior Vice President, Mortgage Loans and Real Estate (Mr. Charles Milos), the Senior Vice President, Secretary (Mr. James Payne) and the Senior Vice President, Chief Investment Officer (Ms. Patricia Scheuer).  In order to tie compensation under the program with the Company’s financial performance, the Senior VP Bonus is based entirely upon a profitability metric, namely GAAP operating earnings as a percentage of beginning stockholder’s equity.  The Compensation Committee set performance targets for this metric equating to various bonus level percentages as follows:

Financial
Performance Metric	Bonus %

0.00% to 7.49%	0%
7.50% to 8.49%	6%
8.50% to 9.49%	8%
9.50% and above	10%

The achieved bonus percentage is applied to the weighted average base salary for each participant to determine the earned bonus amount.  The bonus determination under the program is based upon the Company’s audited financial statements for the year.  Bonus awards are paid in the year following the annual financial performance concurrent with the completion of the Company’s audit of the year-end financial statements and approval of the award amount by the Compensation Committee.  The bonus percentage achieved under the program was 0% in 2008.

Discretionary Bonus Awards

For officers who are not participants in any of three bonus programs, the Compensation Committee considers from time-to-time circumstances which merit the need to recognize outstanding performance in the form of a discretionary bonus. Although many of these situations may be deemed within the normal responsibilities of officers, the Compensation Committee on occasion may provide one-time recognition bonuses to identified officers where the demands of the situation and the results of the effort warrant such recognition. There were no discretionary bonuses awarded in 2008.  In 2007, none of the $14,500 total discretionary bonuses awarded to officers was paid to named executive officers.  In 2006, total discretionary bonuses awarded to officers totaled $88,000 of which $75,000 was targeted to Mr. Charles Milos for his efforts involving the Company’s real estate and investment properties and subsidiary operations.

Long-Term Incentive Compensation

Under the Company’s 1995 Stock and Incentive Plan and 2008 Incentive Plan, the Compensation Committee provides Company officers with long-term incentive awards through grants of stock options or stock appreciation rights (“SARs”) directly aligning the interest of the officers with stockholder interests. The stock options and SARs have a graded five-year vesting period that begins on the third anniversary date of the grant in order to promote a long-term perspective and to encourage key employees to remain at the Company. All options and SARs to date have been granted at the fair market value of the Company’s Class A common stock on the date of the grant. The Compensation Committee believes that stock options and SARs are inherently performance-based and a form of at-risk compensation since the recipient does not benefit unless the Company’s common stock price subsequently rises.

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

The normal practice of the Compensation Committee has been to grant stock options awards or SARs every three years at the time of its annual review of officer compensation.  In April 2008 the Compensation Committee approved the issuance of 28,268 stock options to selected officers.  The Compensation Committee approved the issuance of 2,750 shares to new officers during the third quarter of 2008.

Retirement and Other Benefits

The Company’s executive officers are eligible to participate in the health and welfare, 401(k) and defined benefit retirement benefit plans that are offered to other Company employees. In addition, if eligible, executive officers may participate in the following plans:

Group Excess Benefit Plan

Company officers at the senior vice president level and above, as well as those hired or promoted to the vice president level prior to May 1, 2007, including named executive officers, are eligible to participate in a group excess benefit plan which supplements the Company’s core medical insurance plan. Administered by a third party insurer, the group excess benefit plan provides coverage for co-pays, deductibles and other out-of-pocket expenses not covered by the core medical insurance plan. Offering such a plan to the selected Company officer levels is viewed as a key component of the overall compensation strategy for attracting and retaining talented executive officers. The benefits provided to each named executive officer are reported in the “All Other Compensation Column” of the Summary Compensation Table.

Non-Qualified Defined Benefit Plan

This plan covers those officers of the Company who were in a senior vice president position or above prior to 1991. The plan provides retirement benefits to those individuals affected by the revisions to the Company’s qualified defined benefit pension plan precipitated by the limitations imposed by Internal Revenue Code Section 401(a)(17) and 415. As of December 31, 2008 and 2007, the active officers participating in this plan were Mr. Robert Moody and Mr. Charles Milos. Benefits associated with this plan are disclosed in the Pension Benefits table in the Pension Benefits section.

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

Non-Qualified Defined Benefit Plan for Robert L. Moody

This plan specifically covers the Company’s Chairman of the Board and Chief Executive Officer, Mr. Robert L. Moody, and is intended to supplement the retirement benefits of the Non-Qualified Defined Benefit Plan, mentioned above, that were limited by the American Jobs Creation Act of 2004. Mr. Moody’s benefits associated with this plan are disclosed in the Pension Benefits table in the Pension Benefits section.

Non-Qualified Defined Benefit Plan for the President of National Western Life Insurance Company

Similar to the previously discussed plan, this plan specifically covers the Company’s President and Chief Operating Officer, Mr. Ross R. Moody, and is intended to provide the retirement benefits that comply with the American Jobs Creation Act of 2004. Mr. Moody’s benefits associated with this plan are disclosed in the Pension Benefits table in the Pension Benefits section.

National Western Life Insurance Company Retirement Bonus Program for Robert L. Moody

This program provides an annual payment to Mr. Robert L. Moody equal to 2% of his compensation. The payment made in 2008 related to 2007 compensation is reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation table.

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

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth with the Company’s management. Based on its reviews and discussions, the Compensation Committee approved and recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this report on Form 10-K for the year ended December 31, 2008.

Members of the Compensation Committee

E. J. Pederson (Chairman)
Stephen E. Glasgow
Louis E. Pauls

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by, or paid to the Company’s principal executive officer, principal financial officer, and the three other highest paid executive officers for the years ended December 31, 2008, 2007 and 2006.

						Change in
						Pension
				Non-Equity		Value and
				Incentive		Nonqualified
				Plan		Deferred	All Other
Name and			Option	Compen-		Compensation	Compen-
Principal Position	Year	Salary (a)	Awards (b)	sation		Earnings (e)	sation (f)	Total

Robert L. Moody	2008	$1,648,582	$(579,747)	$263,757	(c)	$1,100,754	$703,007	$3,136,353
Chairman of the Board	2007	1,588,653	(259,064)	495,251		2,733,499	686,181	5,244,520
and Chief Executive	2006	1,536,875	5,705,108	373,001		3,041,422	757,891	11,414,297
Officer

Ross R. Moody	2008	588,956	(360,998)	90,490	(c)	123,587	60,630	502,665
President and Chief	2007	565,534	(238,177)	160,520		126,568	121,963	736,408
Operating Officer	2006	550,925	2,870,250	118,903		14,951	74,171	3,629,200

Brian M. Pribyl	2008	253,165	16,678	41,863	(c)	4,580	34,937	351,223
Senior Vice President,	2007	252,665	(13,538)	74,695		15,239	36,405	365,466
Chief Financial and	2006	240,600	145,571	54,433		13,409	40,627	494,640
Administrative Officer

Scott E. Arendale	2008	158,878	(8,878)	321,700	(d)	15,271	20,403	507,374
Senior Vice President,	2007	150,050	5,445	178,101		33,595	17,570	384,761
International Marketing	2006	117,456	123,872	117,085		25,853	12,354	396,620

Charles D. Milos	2008	249,130	(341,443)	-		88,350	44,980	41,017
Senior Vice President,	2007	239,569	(385,385)	-		81,780	50,598	(13,438)
Mortgage Loans and	2006	232,732	1,054,108	-		77,788	43,167	1,407,795
Real Estate
Note: Columns with no data have been omitted.

(a)
The 2008 amounts in this column include Company and subsidiary Board of Director fees of $27,700 for Mr. Robert L. Moody, $3,750 for Mr. Pribyl, $30,450 for Mr. Ross R. Moody, and $31,200 for Mr. Milos.

(b)
The amounts in this column represent the dollar amount recognized for financial statement purposes in accordance with SFAS No. 123(R) for all stock options and SARs granted and outstanding. Negative amounts in this column result from recording the options and SARs at fair value under liability accounting.  For a discussion of the assumptions made in the valuation of these option and SARs awards, refer to the Notes to Consolidated Financial Statements section of this Annual Report on Form 10-K.

(c)
The amounts for Mr. Robert L. Moody, Mr. Ross R. Moody, and Mr. Pribyl represent bonuses earned under the 2008 Executive Officer Bonus Program.  Also included in Mr. Robert L. Moody’s amount is $27,373 representing the bonus earned under the NWLIC Retirement Bonus Program.

(d)
The amount for Mr. Arendale represents the bonus earned, excluding pool amount, under the 2008 International Marketing Officer Bonus Program plus the pool amount under the 2007 International Marketing Officer Bonus Program paid during 2008.

(e)
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

(f)	The amounts in this column include the items summarized in the following table:

All Other Compensation

		Company	Excess	Company	Company				Total
Name and		Paid	Benefit	Contributions	Paid				All Other
Principal		Benefit	Claims	To Savings	Taxes/		Other		Compen-
Position	Year	Premiums (1)	Paid (2)	Plans (3)	Insurance		Perquisites		sation

Robert L. Moody	2008	$5,264	$8,613	$2,300	$670,684	(4)	$16,146	(5)	$703,007
Chairman of the	2007	4,995	2,021	4,500	669,135		5,530		686,181
Board and Chief	2006	4,391	48,850	4,400	667,775		32,475		757,891
Executive Officer

Ross R. Moody	2008	4,284	7,296	32,557	-		16,493	(6)	60,630
President and Chief	2007	3,884	64,032	34,057	-		19,990		121,963
Operating Officer	2006	3,540	5,649	32,980	-		32,002		74,171

Brian M. Pribyl	2008	8,540	9,638	13,854	-		2,905	(7)	34,937
Senior Vice President,	2007	8,040	10,499	15,435	-		2,431		36,405
Chief Financial and	2006	7,206	15,023	14,661	-		3,737		40,627
Administrative
Officer

Scott E. Arendale	2008	5,305	3,065	8,286	-		3,747	(8)	20,403
Senior Vice President,	2007	4,943	-	9,297	-		3,330		17,570
International	2006	4,314	-	6,412	-		1,628		12,354
Marketing

Charles D. Milos	2008	8,670	21,496	13,043	-		1,771	(9)	44,980
Senior Vice President,	2007	8,170	26,116	14,346	-		1,966		50,598
Mortgage Loans and	2006	7,286	15,692	13,754	-		6,435		43,167
Real Estate

(1)	The Company provides its officers additional compensation equivalent to the premiums for health, dental and accidental death and dismemberment coverage offered to all employees.
(2)	The amounts in this column represent claims paid under the Company’s Group Excess Benefit Program.
(3)
The amounts in this column represent Company contributions to the Company’s qualified and non-qualified savings plans. The Company’s 401(k) plan is available to all employees with the same contribution criteria.

(4)
Mr. Robert L. Moody contributed a life interest in a trust estate to the Company as a capital contribution. The Company, in turn, issued term policies on the life of Mr. Moody in excess of the amount of the asset contributed which was assigned to Mr. Moody. Premiums paid on the excess amount of $426,220 in 2008 represent additional compensation to Mr. Moody. In addition, the Company reimburses Mr. Moody the applicable taxes associated with this benefit which was $244,464 in 2008.

(5)
Mr. Robert Moody’s amounts in this column include $5,017 in miscellaneous travel and entertainment, $4,263 in membership dues and event tickets, $1,400 in gifts, $4,540 for car expense and $926 in various other expense items.

(6)
Mr. Ross Moody’s amounts in this column include $4,058 for car expense, $3,982 in miscellaneous entertainment, $3,176 in membership dues and event tickets, $1,513 for guest travel on Company business trips,  $2,200 for personal tax return preparation, $1,400 in gifts and $164 in various other expense items.

(7)	Mr. Pribyl’s amounts in this column include $2,205 for guest travel and entertainment on Company business trips and $700 in gifts.
(8)	Mr. Arendale’s amounts in this column include $3,047 for guest travel on Company business trips and $700 in gifts.
(9)	Mr. Milos’s amounts in this column include $371 for car expense and $1,400 in gifts.

Grants of Plan-Based Awards

The following table provides information regarding grants under the Company’s 2008 Executive Officer Bonus Program and International Marketing Officer Bonus Program for the executive officers named in the Summary Compensation Table.

	Estimated Future Payouts
	Under Non-Equity Incentive
	Plan Awards (a)
Name	Threshold	Target	Maximum (b)

Robert L. Moody
2008 Executive Officer Bonus Program:
International life sales	$32,284	$53,914	$80,709
Domestic life sales	32,284	53,752	80,709
Annuities sales	32,284	53,752	80,709
Expense management	96,851	161,418	193,702
Company profitability	96,851	161,418	193,702

Ross R. Moody
2008 Executive Officer Bonus Program:
International life sales	11,076	18,497	27,690
Domestic life sales	11,076	18,441	27,690
Annuities sales	11,076	18,441	27,690
Expense management	33,228	55,379	66,455
Company profitability	33,228	55,379	66,455

Brian M. Pribyl
2008 Executive Officer Bonus Program:
International life sales	5,124	8,557	12,810
Domestic life sales	5,124	8,531	12,810
Annuities sales	5,124	8,531	12,810
Expense management	15,372	25,620	30,744
Company profitability	15,372	25,620	30,744

Scott E. Arendale
2008 International Marketing Officer Bonus Program:
International life sales	30,700	107,450	No limit
International life persistency	4,605	23,025	46,050
Expense management	4,605	23,025	46,050

Charles D. Milos
2008 Senior Vice President Bonus Program:
Company profitability	13,076	17,434	21,793

Note: Columns with no data have been omitted.

(a)
Amounts that have been or are expected to be paid in 2009 pertaining to the 2008 programs are reflected in the Summary Compensation Table. The 2008 program bonus amounts are based upon the base salary actually paid during 2008, except for the Senior Vice President Program Bonus which is based upon the individual’s base salary at the time of payment.

(b)	Although the Executive Officer Bonus Program has stated maximums per program component, the aggregate bonus amount cannot exceed 30% of base salaries paid.

Outstanding Equity Awards at December 31, 2008

The following table provides information regarding outstanding stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2008.

	Option Awards
		Number of
	Number of	Securities
	Securities	Underlying
	Underlying	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date

Robert L. Moody Grants:
4/20/2001	2,300	-	$92.130	4/20/2011
6/22/2001	1,000	-	95.000	6/22/2011
4/23/2004	8,000	12,000	150.000	4/23/2014
6/25/2004	800	200	150.000	6/25/2014
4/18/2008	-	7,500	255.130	4/18/2018
6/20/2008	-	1,000	208.050	6/20/2018

Ross R. Moody Grants:
4/20/2001	5,000	-	92.130	4/20/2011
6/22/2001	1,000	-	95.000	6/22/2011
4/23/2004	4,000	6,000	150.000	4/23/2014
6/25/2004	800	200	150.000	6/25/2014
4/18/2008	-	5,518	255.130	4/18/2018
6/20/2008	-	1,000	208.050	6/20/2018

Brian M. Pribyl Grants:
4/23/2004	-	1,200	150.000	4/23/2014
4/18/2008	-	1,000	255.130	4/18/2018

Scott E. Arendale Grants:
4/20/2001	140	-	92.130	4/20/2011
4/23/2004	150	450	150.000	4/23/2014
4/18/2008	-	1,000	255.130	4/18/2018

Charles D. Milos Grants:
4/20/2001	1,300	-	92.130	4/20/2011
6/22/2001	1,000	-	95.000	6/22/2011
4/23/2004	800	1,200	150.000	4/23/2014
6/25/2004	800	200	150.000	6/25/2014
4/18/2008	-	1,000	255.130	4/18/2018
6/20/2008	-	1,000	208.050	6/20/2018

Note: Columns with no data have been omitted.

Officer stock options vest 20% annually following three full years of service to the Company from the date of grant. Stock options granted to members of the Board of Directors vest 20% annually following one full year of service to the Company from the date of grant. Accordingly, the unexercisable options shown in the previous table are scheduled to vest during the following years:

					2013	Total
	2009	2010	2011	2012	to 2015	Unexercisable

Robert L. Moody
Grants:
4/23/2004	4,000	4,000	4,000	-	-	12,000
6/25/2004 (director)	200	-	-	-	-	200
4/18/2008	-	-	1,500	1,500	4,500	7,500
6/20/2008 (director)	200	200	200	200	200	1,000

Ross R. Moody
Grants:
4/23/2004	2,000	2,000	2,000	-	-	6,000
6/25/2004 (director)	200	-	-	-	-	200
4/18/2008	-	-	1,103	1,104	3,311	5,518
6/20/2008 (director)	200	200	200	200	200	1,000

Brian M. Pribyl
Grants:
4/23/2004	400	400	400	-	-	1,200
4/18/2008	-	-	200	200	600	1,000

Scott E. Arendale
Grants:
4/23/2004	150	150	150	-	-	450
4/13/2008	-	-	200	200	600	1,000

Charles D. Milos
Grants:
4/23/2004	400	400	400	-	-	1,200
6/25/2004 (director)	200	-	-	-	-	200
4/18/2008	-	-	200	200	600	1,000
6/20/2008 (director)	200	200	200	200	200	1,000

Option Exercises and Stock Vested

The following table sets forth information regarding option exercises by the executive officers named in the Summary Compensation Table for the year ended December 31, 2008. The Company does not have stock award plans with stock awards subject to vesting.

	Option Awards
	Number of	Value
	Shares	Realized
Name	Exercised	on Exercise

Robert L. Moody	7,200	$744,552

Ross R. Moody	6,630	743,922

Brian M. Pribyl	680	85,231

Scott E. Arendale	-	-

Charles D. Milos	3,500	402,020

Note: Columns with no data have been omitted.

Pension Benefits

The following table provides information regarding benefits under the Company’s Pension Plan, Non-Qualified Defined Benefit Plan, Non-qualified Defined Benefit Plan for Robert L. Moody, and Non-Qualified Defined Benefit Plan for the President of National Western Life Insurance Company (NWLIC).

		Number of	Present	Payments
		Years of	Value of	During
		Credited	Accumulated	Last
Name	Plan Name	Service	Benefit	Fiscal Year

Robert L. Moody	NWLIC Pension Plan	44	$1,160,376	$153,509

	NWLIC Non-Qualified
	Defined Benefit Plan	45	5,391,509	713,258

	NWLIC Non-Qualified
	Defined Benefit Plan for
	Robert L. Moody	45	12,966,907	1,637,381

Ross R. Moody	NWLIC Pension Plan	17	144,853	-

	Non-Qualified Defined
	Benefit Plan for the
	President of NWLIC	18	225,030	-

Brian M. Pribyl	NWLIC Pension Plan	7	76,478	-

Scott E. Arendale	NWLIC Pension Plan	14	220,171	-

Charles D. Milos	NWLIC Pension Plan	25	435,398	-

	NWLIC Non-Qualified
	Defined Benefit Plan	26	309,754	-

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

On October 19, 2007, the Company’s Board of Directors approved an amendment to freeze the Pension Plan as of December 31, 2007.  The freeze ceased future benefit accruals to all participants and closed the Plan to any new participants. In addition, all participants became immediately 100% vested in their accrued benefits as of that date.  Accordingly future pension expense is projected to be minimal.

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

Non-Qualified Deferred Compensation

The following table provides information regarding the Company’s non-qualified deferred compensation plan for the executive officers named in the Summary Compensation Table as of December 31, 2008.

					Aggregate
	Executive	Registrant	Aggregate		Balance
	Contributions	Contributions	Earnings	Aggregate	at Last
	in Last	in Last	in Last	Withdrawals/	Fiscal
Name	Fiscal Year	Fiscal Year (a)	Fiscal Year (b)	Distributions	Year-End (c)

Robert L. Moody	$-	$-	$323	$51,466	$38,196

Ross R. Moody	27,923	25,657	6,375	-	437,445

Brian M. Pribyl	10,596	6,552	2,263	-	123,455

Scott E. Arendale	20,648	3,147	336	-	35,341

Charles D. Milos	11,217	5,788	4,599	-	478,197

Note: Columns with no data have been omitted.

(a)	Registrant contributions are reflected in the “All Other Compensation” column in the Summary Compensation Table and are not additional earned compensation.
(b)	The investment options under the plan consist of a selection of mutual funds identical to those available to all employees through the 401(k) plan.
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

Director Compensation

The following table sets forth the compensation for 2008 for those individuals who served as members of the Company’s Board of Directors during 2008 (excluding named executive officers whose director compensation is included in the Summary Compensation Table).

			Change in
			Pension
			Value and
			Nonqualified
	Fees Earned		Deferred
	or Paid	Option	Compensation		All Other
Name	in Cash	Awards (a)	Earnings		Compensation		Total

Harry L. Edwards	$13,600	$(26,328)	$(19,847)	(b)	$6,701	(c)	$(25,874)

Stephen E. Glasgow	31,700	36,462	-		33,506	(d)	101,668

E. Douglas McLeod	25,700	(37,762)	-		952	(e)	(11,110)

Russell S. Moody	25,700	(43,827)	-		700	(h)	(17,427)

Frances A. Moody-Dahlberg	25,700	13,478	-		700	(f)	39,878

Louis E. Pauls Jr.	31,200	(22,887)	-		16,235	(g)	24,548

E. J. Pederson	31,700	(9,597)	-		952	(e)	23,055

Note: Columns with no data have been omitted.

(a)
The amounts in this column represent the dollar amount recognized for financial statement purposes in accordance with SFAS No. 123(R) for all stock options and SARs granted and outstanding.  Negative amounts in this column result from recording the options and SARs at fair value under liability accounting.  For a discussion of the assumptions made in the valuation of these option and SARs awards, refer to the Notes to Consolidated Financial Statements section of this Annual Report on Form 10-K.

(b)	The amount in this column for Mr. Edwards is negative due to his having received current distributions. Mr. Edwards passed away in May 2008.
(c)	The amount shown for Mr. Edwards includes $6,701 of claims paid under the Company’s Group Excess Benefit Plan.
(d)
The amount shown for Mr. Glasgow includes $6,449 of claims paid under the Company’s Group Excess Benefit Plan, $26,357 for the taxable value of health and supplemental life coverage, and $700 in gifts.

(e)	The amounts shown for Messrs. McLeod and Pederson represent $252 for the taxable value of supplemental life coverage and $700 in gifts.
(f)	The amount shown for Ms. Moody-Dahlberg is $700 in gifts.
(g)	The amount shown for Mr. Pauls includes $1,017 of claims paid under the Company’s Group Excess Benefit Plan, $14,518 for the taxable value of health and supplemental life coverage, and $700 in gifts.
(h)	The amount shown for Mr. Moody is $700 in gifts.

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

Directors of the Company are eligible for restricted stock awards, incentive awards, and performance awards under the National Western Life Insurance Company 1995 Stock Option and Incentive Plan and 2008 Incentive Plan.  Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company’s Board of Directors is composed of E. J. Pederson  (Chairman), Stephen E. Glasgow, and Louis E. Pauls, none of whom were officers or employees of the Company during 2008. Mr. Pauls, Mr. Glasgow, and Mr. Pederson currently meet the independent criteria in the NASDAQ listing standards and the regulations of the Securities and Exchange Commission.

During 2008, the following executive officers served as a Board of Director of the Company and/or one or more its subsidiaries as follows:

(1)	Mr. Robert L. Moody, Mr. Ross R. Moody, and Mr. Charles D. Milos served as directors and also served as officers and employees of National Western Life Insurance Company.
(2)
Mr. Ross Moody served as an officer and director of the Company's wholly-owned subsidiaries, The Westcap Corporation, NWL Investments, Inc., NWL Financial, Inc., NWL Services, Inc., Regent Care Limited Partner, Inc., and Regent Care Operations Limited Partner, Inc., served as an officer of Westcap Holdings, LLC, a limited liability company whose sole member is The Westcap Corporation, and served as a manager of Regent Care San Marcos Holdings, LLC, a limited liability company whose sole member is National Western Life Insurance Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Set forth below is certain financial information concerning persons who are known by the Company to own beneficially more than 5% of any class of the Company's common stock on December 31, 2008.

Name and Address	Title	Amount and Nature	Percent
of	of	of	of
Beneficial Owners	Class	Beneficial Ownership	Class

Robert L. Moody	Class A Common	1,159,096	33.83
2302 Post Office Street, Suite 702	Class B Common	198,074	99.04
Galveston, Texas

Franklin Resources, Inc.	Class A Common	173,000	5.05
One Franklin Parkway
San Mateo, California

Third Avenue Management, LLC	Class A Common	330,909	9.66
622 Third Avenue
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

Security Ownership of Management

The following table sets forth as of December 31, 2008, information concerning the beneficial ownership of the Company's common stock by all directors, named executive officers, and all directors and executive officers of the Company as a group.

			Percent
Directors	Title	Amount and Nature of	of
and Officers	of Class	Beneficial Ownership	Class

Directors and Named Executive Officers:
Robert L. Moody	Class A Common	1,159,096	33.83
	Class B Common	198,074	99.04

Ross R. Moody	Class A Common	1,242.04
	Class A Common*	625.02
	Class B Common*	482.24

Charles D. Milos	Class A Common	4,528.13
	Class B Common	-	-

Directors:
Stephen E. Glasgow	Class A Common	-	-
	Class B Common	-	-

E. Douglas McLeod	Class A Common	10	-
	Class B Common	-	-

Frances A. Moody-Dahlberg	Class A Common	1,850.05
	Class A Common*	625.02
	Class B Common*	482.24

Russell S. Moody	Class A Common	1,850.05
	Class A Common*	625.02
	Class B Common*	482.24

Louis E. Pauls, Jr.	Class A Common	410.01
	Class B Common	-	-

E. J. Pederson	Class A Common	100	-
	Class B Common	-	-

Named Executive Officers:
Scott E. Arendale	Class A Common	-	-
	Class B Common	-	-

S. Christopher Johnson	Class A Common	-	-
	Class B Common	-	-

Brian M. Pribyl	Class A Common	-	-
	Class B Common	-	-

Directors and Executive	Class A Common	1,170,961	34.17
Officers as a Group	Class B Common	199,520	99.76

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

Mr. Moody, Jr. wholly owns an insurance marketing organization that maintains agency contracts with National Western pursuant to which agency commissions are paid in accordance with the Company's standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are paid in accordance with standard commission schedules. In 2008, commissions paid under these agency contracts aggregated approximately $160,000.  In conjunction with these agency contracts, Mr. Moody, Jr. may be eligible to attend Company sales conferences and functions based upon meeting published minimum levels of qualifying sales production. In his capacity as an insurance marketing organization with the Company, Mr. Moody, Jr. also received product development fees of $48,000 associated with a product line of the Company, $28,000 for consulting fees, and a marketing development allowance of $9,000 for the Company’s business efforts in Puerto Rico in 2008.

Mr. Moody, Jr. further serves as the agent of record for several of the Company's benefit plans including the self-insured health plan for which Mr. Moody, Jr. provides utilization review services through a wholly-owned utilization review company.  In 2008, amounts paid to Mr. Moody, Jr. as commissions and service fees pertaining to the Company's benefit plans approximated $58,800.

During 2008, management fees totaling $498,106 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to a downstream nursing home subsidiary of National Western.  RMS is 1% owned by general partner RCC Management Services, Inc. ("RCC"), and 99% owned by limited partner, Three R Trusts.  RCC is 100% owned by the Three R Trusts.  The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg).  Charles D. Milos, Senior Vice President-Mortgage Loans and Real Estate, and a director of the Company, is a director and Vice President of RCC.  Ellen C. Otte, Assistant Secretary of the Company, is a director and secretary of RCC.

The Company holds a common stock investment totaling approximately 9.4% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2008.  Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 98% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). The Company utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to the Company's defined benefit and contribution plans. Robert L. Moody, the Company’s Chairman and Chief Executive Officer, serves as Chairman of the Board and Chief Executive Officer of MNB. The ultimate controlling person of MNB is the Three R Trusts. During 2008, fees totaling $170,000 were paid to MNB with respect to these services.

Beginning November 1, 2008, the Company entered into a 36 month sublease on one of the Company’s leased office locations for $6,000 per month with Moody National Bank.  Robert L. Moody, the Company’s Chairman and Chief Executive Officer, serves as Chairman of the Board and Chief Executive Officer of MNB.

During 2008 the Company paid American National Insurance Company (“ANICO”) $244,818 in premiums for certain company sponsored benefit plans and $1,126,992 in reimbursements  for claim costs for which ANICO provides third party administrative services. ANICO paid the Company $1,173,950 in premiums for its company sponsored benefit plans. Robert L. Moody, the Company’s Chairman and Chief Executive Officer is also ANICO’s Chairman and Chief Executive Officer.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees approved by the Audit Committee for the audits of the fiscal years ended December 31, 2008 and 2007 by KPMG LLP, the Company's principal accounting firm.

	Fiscal Years Ended
	2008	2007
	(In thousands)

Financial statement audit fees	$678	652
Benefit plans audit fee	-	-
Tax fees	-	-
All other fees	-	7

Total fees	$678	659

Audit Fees Pre-approval Policy

The Audit Committee has adopted a formal policy concerning approval of audit and non-audit services to be provided by the independent auditor to the Company.  The policy requires that all services the Company's independent auditor may provide to the Company, including audit services and permitted audit-related and non-auditor services, be pre-approved by the Committee. The Committee approved all audit and non-audit services provided by KPMG LLP during 2008.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Listing of Financial Statements

See Attachment A, Index to Financial Statements and Schedules, on page 81 for a list of financial statements included in this report.

(a) 2.  Listing of Financial Statement Schedules

See Attachment A, Index to Financial Statements and Schedules, on page 81 for a list of financial statement schedules included in this report.

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

Exhibit 10(az)	-	National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody (Exhibit 10(az) to 8-K dated July 1, 2005).

Exhibit 10(ba)	-	First Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody (Exhibit 10(ba) to 8-K dated August 22, 2005).

Exhibit 10(bb)	-	Second Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody (Exhibit 10(bb) to 8-K dated December 15, 2005).

Exhibit 10(bc)	-	Tenth Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan (Exhibit 10(bc) to 8-K dated December 15, 2005).

Exhibit 10(bd)	-	National Western Life Insurance Company Retirement Bonus Program for Robert L. Moody (Exhibit 10(bd) to 8-K dated December 15, 2005).

Exhibit 10(be)	-	Eleventh Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan (Exhibit 10(be) to 8-K dated December 15, 2005).

Exhibit 10(bf)	-	Non-Qualified Defined Benefit Plan for the President of the National Western Life Insurance Company (Exhibit 10(bf) to 8-K dated December 15, 2005).

Exhibit 10(bg)	-	National Western Life Insurance Company 2006 Executive Officer Bonus Program (Exhibit 10(bg) to 8-K dated February 17, 2006).

Exhibit 10(bh)	-	National Western Life Insurance Company 2006 Executive Officer Bonus Program (as amended) (Exhibit 10(bh) to 8-K dated April 21, 2006).

Exhibit 10(bi)	-	2006 International Marketing Officer Bonus Program (Exhibit 10(bi) to 8-K dated June 23, 2006).

Exhibit 10(bj)	-	2006 Domestic Marketing Officer Bonus Program (Exhibit 10(bj) to 8-K dated June 23, 2006).

Exhibit 10(bk)	-	National Western Life Insurance Company Harvest Nonqualified Deferred Compensation Plan (Exhibit 10(bk) to 8-K dated June 23, 2006).

Exhibit 10(bl)	-	Amendment No. 16 to Loan Agreement (Exhibit 10(bl) to 8-K dated July 31, 2006).

Exhibit 10(bm)	-	Life Systems, Incorporated Termination Agreement (Exhibit 10(bm) to 8-K dated March 30, 2007).

Exhibit 10(bn)	-	National Western Life Insurance Company 2007 Executive Officer Bonus Program (Exhibit 10(bn) to 8-K dated April 19, 2007).

Exhibit 10(bo)	-	National Western Life Insurance Company 2007 Domestic Marketing Officer Bonus Program (Exhibit 10(bo) to 8-K dated April 19, 2007).

Exhibit 10(bp)	-	National Western Life Insurance Company 2007 Domestic Marketing Officer Bonus Program (Exhibit 10(bp) to 8-K dated April 19, 2007).

Exhibit 10(bq)	-	National Western Life Insurance Company 2008 Executive Officer Bonus Program (Exhibit 10(bq) to 8-K dated March 17, 2008).

Exhibit 10(br)	-	National Western Life Insurance Company 2008 Domestic Marketing Officer Bonus Program (Exhibit 10(br) to 8-K dated August 22, 2008).

Exhibit 10(bs)	-	National Western Life Insurance Company 2008 Domestic Marketing Officer Bonus Program (Exhibit 10(bs) to 8-K dated August 22, 2008).

Exhibit 10(bt)	-	National Western Life Insurance Company 2008 Domestic Marketing Officer Bonus Program (as amended) (Exhibit 10(bt) to 8-K dated August 22, 2008).

Exhibit 10(bu)		National Western Life Insurance Company 2008 Incentive Plan (Exhibit 10 to S-8 dated September 2, 2008)

Exhibit 10(bv)	-	National Western Life Insurance Company 2008 Senior Vice President Bonus Program

Exhibit 10(ca)		National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody As Amended and Restated Effective as of January 1, 2009

Exhibit 10(cb)		Non-Qualified Defined Benefit Plan for the President of National Western Life Insurance Company As Amended and Restated Effective as of January 1, 2009.

Exhibit 10(cc)		National Western Life Insurance Company Grandfathered Non-Qualified Defined Benefit Plan As Amended and Restated Effective as of December 31, 2004.

Exhibit 10(cd)		National Western Life Insurance Company Non-Qualified Defined Benefit Plan As Amended and Restated Effective as of January 1, 2009.

Exhibit 10(ce)		National Western Life Insurance Company Grandfathered Non-Qualified Deferred Compensation Plan As Amended and Restated Effective as of December 31, 2004.

Exhibit 10(cf)		National Western Life Insurance Company Non-Qualified Deferred Compensation Plan As Amended and Restated Effective as of January 1, 2009.

Exhibit 10(cg)		First Amendment to The National Western Life Insurance Company Pension Plan As Amended and Restated Effective as of January 1, 2007.

Exhibit 21	-	Subsidiaries of the Registrant.

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Exhibits

Exhibits required by Regulation S-K are listed as to location in the Listing of Exhibits in Item 15.(a)3. above.  Exhibits not referred to have been omitted as inapplicable or not required.

(c) Financial Statement Schedules

The financial statement schedules required by Regulation S-K are listed as to location in Attachment A, Index to Financial Statements and Schedules, on page 81 of this report.

ATTACHMENT A

Index to Financial Statements and Schedules

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the consolidated financial statements or notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
National Western Life Insurance Company:

We have audited the accompanying consolidated balance sheets of National Western Life Insurance Company and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of earnings, comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008.  In connection with our audits of the consolidated financial statements, we also have audited the 2008 financial statement schedule I and the 2008, 2007, and 2006 financial statement schedule V.  These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Western Life Insurance Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for deferred acquisition costs in connection with modifications or exchanges of insurance contracts in 2007 and pension and other postretirement obligations in 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Western Life Insurance Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
Dallas, Texas
March 16, 2009

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(In thousands)

ASSETS	2008	2007

Investments:
Securities held to maturity, at amortized cost
(fair value: $3,727,353 and $3,774,193)	$3,831,417	3,778,603
Securities available for sale, at fair value
(cost: $1,904,053 and $1,904,499)	1,745,266	1,900,714
Mortgage loans, net of allowance for possible losses
($4,587 and $3,567)	90,733	99,033
Policy loans	79,277	83,772
Derivatives	11,920	25,907
Other long-term investments	14,168	16,562

Total Investments	5,772,781	5,904,591

Cash and short-term investments	67,796	45,206
Deferred policy acquisition costs	701,984	664,805
Deferred sales inducements	120,955	104,029
Accrued investment income	64,872	65,034
Federal income tax receivable	1,820	10,010
Other assets	56,272	41,651

	$6,786,480	6,835,326
See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(In thousands except share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	2008	2007

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$137,530	138,672
Universal life and annuity contracts	5,424,968	5,441,871
Other policyholder liabilities	131,963	120,400
Deferred Federal income tax liability	26,506	61,720
Other liabilities	79,300	60,978

Total liabilities	5,800,267	5,823,641

COMMITMENTS AND CONTINGENCIES (Notes 4, 7, and 9)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,425,966
and 3,422,324 shares issued and outstanding in 2008 and 2007	3,426	3,422
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2008 and 2007	200	200
Additional paid-in capital	36,680	36,236
Accumulated other comprehensive loss	(65,358)	(7,065)
Retained earnings	1,011,265	978,892

Total stockholders' equity	986,213	1,011,685

	$6,786,480	6,835,326

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2008, 2007, and 2006
(In thousands except per share amounts)

	2008	2007	2006
Premiums and other revenue:
Life and annuity premiums	$17,752	19,513	15,805
Universal life and annuity contract revenues	133,424	119,677	106,320
Net investment income	273,362	318,137	379,768
Other income	12,769	13,683	17,304
Realized gains (losses) on investments	(26,228)	3,497	2,662

Total premiums and other revenue	411,079	474,507	521,859

Benefits and expenses:
Life and other policy benefits	39,759	41,326	35,241
Amortization of deferred policy acquisition costs	127,161	88,413	90,358
Universal life and annuity contract interest	138,960	164,391	213,736
Other operating expenses	55,630	55,130	65,709

Total benefits and expenses	361,510	349,260	405,044

Earnings before Federal income taxes	49,569	125,247	116,815
Federal income taxes	15,927	39,876	40,472

Net earnings	$33,642	85,371	76,343

Basic Earnings Per Share (Note 11):
Class A	$9.54	24.24	21.69
Class B	$4.77	12.12	10.84

Diluted Earnings Per Share:
Class A	$9.48	23.95	21.46
Class B	$4.77	12.12	10.84

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2008, 2007, and 2006
(In thousands)

	2008	2007	2006

Net earnings	$33,642	85,371	76,343

Other comprehensive income (loss), net of effects of
deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising
during period	(66,789)	1,035	(4,542)
Reclassification adjustment for net (gains) losses
included in net earnings	11,866	(3,103)	(2,736)
Amortization of net unrealized (gains) losses
related to transferred securities	(31)	104	25

Net unrealized losses on securities	(54,954)	(1,964)	(7,253)

Foreign currency translation adjustments	(112)	(44)	(178)

Benefit plans:
Amortization of net prior service cost and
net gain	(3,227)	1,235	-
Net loss arising during the period	-	(2,561)	-
Change in pension liability	-	-	(1,166)

Other comprehensive loss	(58,293)	(3,334)	(8,597)

Comprehensive income (loss)	$(24,651)	82,037	67,746

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2008, 2007, and 2006
(In thousands)

	2008	2007	2006

Common stock:
Balance at beginning of year	$3,622	3,621	3,613
Shares exercised under stock option plan	4	1	8
Balance at end of year	3,626	3,622	3,621

Additional paid-in capital:
Balance at beginning of year	36,236	36,110	37,923
Shares exercised under stock option plan,
net of tax benefits	444	126	503
Adjustment for stock option liability classification	-	-	(2,316)
Balance at end of year	36,680	36,236	36,110

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on securities:
Balance at beginning of year	1,184	3,148	10,401
Change in unrealized gains (losses) during period	(54,954)	(1,964)	(7,253)
Balance at end of year	(53,770)	1,184	3,148

Foreign currency translation adjustments:
Balance at beginning of year	3,078	3,122	3,300
Change in translation adjustments during period	(112)	(44)	(178)
Balance at end of year	2,966	3,078	3,122

Benefit plan liability adjustment:
Balance at beginning of year	(11,327)	(10,001)	(3,137)
Change in benefit liability during the period	(3,227)	(1,326)	(1,166)
Adjustment to initially apply FASB
Statement No. 158, net of tax	-	-	(5,698)
Balance at end of year	(14,554)	(11,327)	(10,001)

Accumulated other comprehensive
loss at end of year	(65,358)	(7,065)	(3,731)

Retained earnings:
Balance at beginning of year	978,892	896,984	821,908
Net earnings	33,642	85,371	76,343
Cumulative effect of change in accounting
principle for SOP 05-1, net of tax	-	(2,195)	-
Stockholder dividends	(1,269)	(1,268)	(1,267)
Balance at end of year	1,011,265	978,892	896,984

Total stockholders' equity	$986,213	1,011,685	932,984

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007, and 2006
(In thousands)

	2008	2007	2006

Cash flows from operating activities:
Net earnings	$33,642	85,371	76,343
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Universal life and annuity contract interest	142,707	175,768	224,447
Surrender charges and other policy revenues	(41,027)	(36,191)	(31,363)
Realized (gains) losses on investments	26,228	(3,497)	(2,662)
Accrual and amortization of investment income	(4,520)	(4,693)	(5,443)
Depreciation and amortization	2,292	1,467	1,516
Decrease (increase) in value of derivatives	17,480	56,204	(27,108)
Decrease (increase) in deferred policy acquisition
and sales inducement costs	16,418	(38,151)	(24,451)
Decrease (increase) in accrued investment income	162	(642)	(3,110)
Decrease (increase) in other assets	(9,394)	8,378	(10,016)
Increase (decrease) in liabilities for future
policy benefits	(1,142)	290	(905)
Increase in other policyholder liabilities	11,563	7,951	11,892
Decrease in Federal income tax recoverable	2,572	18,893	2,770
Increase (decrease) increase in other liabilities	(2,108)	(11,247)	11,739
Other	(248)	25	371

Net cash provided by operating activities	194,625	259,926	224,020

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	-	5,934	-
Securities available for sale	1,722	33,616	36,428
Other investments	1,404	5,684	13,672
Proceeds from maturities and redemptions of:
Securities held to maturity	520,839	136,752	258,051
Securities available for sale	206,510	340,681	104,435
Derivatives	53,805	44,047	37,010
Purchases of:
Securities held to maturity	(566,764)	(321,609)	(327,126)
Securities available for sale	(218,874)	(366,238)	(312,584)
Derivatives	(58,010)	(53,073)	(42,508)
Other investments	(261)	(289)	(1,582)
Principal payments on mortgage loans	16,609	22,561	11,680
Cost of mortgage loans acquired	(14,239)	(19,578)	(6,326)
Decrease (increase) in policy loans	4,495	3,084	(471)
Other	-	(2,205)	(1,600)

Net cash used in investing activities	(52,764)	(170,633)	(230,921)

(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Years Ended December 31, 2008, 2007, and 2006
(In thousands)

	2008	2007	2006

Cash flows from financing activities:
Stockholders dividends	$(1,269)	(1,268)	(1,267)
Deposits to account balances for universal life
and annuity contracts	472,776	510,647	547,469
Return of account balances on universal life
and annuity contracts	(591,114)	(603,450)	(521,988)
Issuance of common stock under stock option plan	448	127	511

Net cash provided by (used in) financing activities	(119,159)	(93,944)	24,725

Effect of foreign exchange	(112)	(44)	722

Net increase (decrease) in cash and short-term
investments	22,590	(4,695)	18,546
Cash and short-term investments at beginning of year	45,206	49,901	31,355

Cash and short-term investments at end of year	$67,796	45,206	49,901

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$41	41	41
Income taxes	11,687	19,298	34,726

Noncash operating activities:
Deferral of sales inducements	3,747	11,377	10,712

Noncash investing activities:
Mortgage loans originated to facilitate
the sale of real estate	$-	-	900

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation. The accompanying consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly owned subsidiaries ("Company"), The Westcap Corporation, Regent Care San Marcos Holdings, LLC, NWL Investments, Inc., NWL Services, Inc., and NWL Financial, Inc.  All significant intercorporate transactions and accounts have been eliminated in consolidation.

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

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

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

Realized gains and losses for securities available for sale and securities held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.  A decline in the fair value below cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.  The new discount or reduced premium amount is amortized over the remaining life of the impaired debt security prospectively based on the amount and timing of future estimated cash flows.

Mortgage loans and other long-term investments are stated at cost, less unamortized discounts, deferred fees, and allowances for possible losses. Policy loans are stated at their aggregate unpaid balances. Real estate is stated at the lower of cost or fair value less estimated costs to sell.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Quarterly the Company reviews its investment portfolio for market value changes to monitor issuer credit deterioration, changes in market interest rates and changes in economic conditions.  If this review indicates a decline in fair value that is other than temporary, the Company’s carrying amount in the investment is reduced to its estimated fair value and a specific write down is taken through earnings.  Such reductions in carrying amount are recognized as realized losses and charges to income.  The Company would recognize impairment of securities due to changing of interest rates or market dislocations only if the Company no longer had the ability to hold the securities until recovery or maturity.

The Company considers a number of factors in determining whether the impairment is other-than-temporary.  These include, but are not limited to:  1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline in fair value, 4) the intent and ability to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer.  Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments.  Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered.

While the Company closely manages its investment portfolio, future changes in issuer facts and circumstances can result in impairments beyond those currently identified.

(D) Cash and Short-Term Investments. For purposes of the consolidated statements of cash flows, the Company considers all short-term investments with a maturity at the date of purchase of three months or less to be cash equivalents.

Management determined during 2008 that there was a misclassification of $2 million in the statement of cash flows between net cash provided by operating activities and net cash used in investing activities.  This misclassification error has been corrected in the accompanying Consolidated Statement of Cash Flows and was determined by management to be immaterial.

(E) Derivatives.   Fixed-indexed products combine features associated with traditional fixed annuities and universal life contracts, with the option to have interest rates linked in part to an underlying equity index.  The equity return component of such policy contracts is identified separately and accounted for in future policy benefits as embedded derivatives on the consolidated balance sheet.  The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity or universal life contracts. The host contracts are accounted for under debt instrument type accounting.  The host contracts are recorded as discounted debt instruments that are accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates.

The Company purchases over-the-counter indexed options, which are derivative financial instruments, to hedge the equity return component of its indexed annuity and life products.  The indexed options act as hedges to match closely the returns on the underlying Index.  The amounts which may be credited to policyholders are linked, in part, to the returns of the underlying Index. As a result, changes to policyholders' liabilities are substantially offset by changes in the value of the options. Cash is exchanged upon purchase of the indexed options and no principal or interest payments are made by either party during the option periods. Upon maturity or expiration of the options, cash is paid to the Company based on the underlying Index performance and terms of the contract.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not elect hedging accounting relative to derivative instruments. The derivatives are reported at fair value in the accompanying consolidated financial statements.  The changes in the values of the indexed options and the changes in the policyholder liabilities are both reflected in the statement of earnings.  Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in values, are reflected as net investment income in the statement of earnings.  Any changes relative to the embedded derivatives associated with policy contracts are reflected in contract interest in the consolidated statement of earnings.

Although there is credit risk in the event of nonperformance by counterparties to the indexed options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings.  In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which may further reduce the Company's credit exposure.  At December 31, 2008 and 2007, the fair values of indexed options owned by the Company totaled $11.9 million and $25.9 million, respectively.

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

A summary of information relative to deferred policy acquisition costs is provided in the table below.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Deferred policy acquisition costs, beginning of year	$664,805	643,964	620,129

Policy acquisition costs deferred:
Agents' commissions	100,254	109,323	97,662
Other	6,742	7,180	6,436

Total costs deferred	106,996	116,503	104,098

Amortization of deferred policy acquisition costs	(127,161)	(88,413)	(90,358)
Adjustments for unrealized losses (gains)
on investment securities	57,344	(3,928)	10,095
Adoption of SOP 05-1	-	(3,321)	-

Deferred policy acquisition costs, end of year	$701,984	664,805	643,964

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of information relative to deferred sales inducements is provided in the table below.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Deferred sales inducements, beginning of year	$104,029	93,139	80,450

Sales inducement costs deferred	19,462	20,837	19,813
Amortization of sales inducements	(15,715)	(9,460)	(9,101)
Adjustments for unrealized losses (gains)
on investment securities	13,179	(487)	1,977

Deferred sales inducements, end of year	$120,955	104,029	93,139

Amortization of deferred policy acquisition costs increased to $127.1 million for the year ended December 31, 2008 compared to $88.4 million and $90.4 million reported in 2007 and 2006.  An unlocking adjustment was recorded in the current year which resulted in an increase of amortization by $6.3 million.  This unlocking adjustment was based upon changes to future annuitizations and full surrenders reflecting current experience studies.  An unlocking adjustment was recorded in 2007 which resulted in a decrease in amortization of $10.4 million.  This unlocking adjustment was based upon changes to (1) future mortality assumptions reflecting current experience studies and (2) assumption changes to future cost of insurance rates.  There were no unlocking adjustments recognized during 2006.  True-up adjustments were also recorded in 2008 and 2007 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year’s experience resulting in a $16.2 million and $1.0 million increase in amortization, respectively.  Amortization for 2006 includes a true-up adjustment relative to partial surrenders, mortality assumptions, annuitizations, credited rates and earned rates which increased amortization in that year by approximately $5.4 million.

During the fourth quarter of 2008, during a detailed review of Deferred Acquisition Cost assets, the Company identified that it had over capitalized $2.4 million of deferred acquisition costs during the first three quarters of 2008, and an additional $3.5 million for periods prior to 2008. This immaterial error was corrected during the fourth quarter and resulted in a decrease in the deferred acquisition cost asset and an increase in amortization.

Under GAAP, the liability for future policy benefits on traditional products has been calculated under SFAS No. 60 using assumptions as to future mortality (based on the 1965-1970 and 1975-1980 Select and Ultimate mortality tables), interest ranging from 4% to 8%, and withdrawals based on Company experience. For universal life and annuity contracts, the liability for future policy benefits represents the account balance. Fixed-indexed products combine features associated with traditional fixed annuities and universal life contracts, with the option to have interest rates linked in part to an equity index.  In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the equity return component of such policy contracts must be identified separately and accounted for as embedded derivatives.  The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity or universal life contracts. The host contracts are accounted for under provisions of SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, that requires debt instrument type accounting.  The host contracts are recorded as discounted debt instruments that are accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates. The embedded derivatives are recorded at fair values.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

1.  The Company accounts for universal life and annuity contracts based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 97.  The basic effect of the statement with respect to certain long-duration contracts is that deposits for universal life and annuity contracts are not reflected as revenues, and surrenders and certain other benefit payments are not reflected as expenses.  However, only those contracts with no insurance risk qualify for such treatment under statutory accounting practices.  For all other contracts, statutory accounting practices do reflect such items as revenues and expenses.

A summary of direct premiums and deposits collected is provided below.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Annuity deposits	$410,133	437,765	485,994
Universal life insurance deposits	170,933	168,279	146,742
Traditional life and other premiums	20,698	22,310	18,046

Totals	$601,764	628,354	650,782

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

5.  For statutory accounting purposes, debt securities are recorded at amortized cost, except for securities in or near default, which are reported at fair value.  Under GAAP, debt securities are carried at amortized cost or fair value based on their classification as either held to maturity or available for sale.

6.  Investments in subsidiaries are recorded at admitted asset value for statutory purposes, whereas the financial statements of the subsidiaries have been consolidated with those of the Company under GAAP.

7.  Compensation costs related to the Company’s stock option plan are not recognized under statutory accounting.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.  The recorded value of the life interest in the Libbie Shearn Moody Trust ("Trust") is reported at its initial valuation, net of accumulated amortization, under GAAP. The initial valuation was based on the assumption that the Trust would provide certain income to the Company at an assumed interest rate and is being amortized over 53 years, the life expectancy of Mr. Robert L. Moody at the date he contributed the life interest to the Company. For statutory accounting purposes, the life interest has been valued at $26.4 million, which was computed as the present value of the estimated future income to be received from the Trust. However, this amount was amortized to a valuation of $12.8 million over a seven-year period ended December 31, 1999, in accordance with Colorado Division of Insurance permitted accounting requirements.  Prescribed statutory accounting practices provide no accounting guidance for such asset. The statutory admitted value of this life interest at December 31, 2008, is $12.8 million in comparison to a carrying value of $1.3 million in the accompanying consolidated financial statements.

11.  The table below provides the Company’s net gain from operations, net income (loss), unassigned surplus (retained earnings) and capital and surplus (stockholder’s equity), on the statutory basis used to report to regulatory authorities for the years ended December 31,

	2008	2007	2006
	(In thousands)

Net gain from operations	$48,853	37,369	110,101

Net income (loss)	9,643	32,290	72,585

Unassigned surplus	670,963	672,793	632,520

Capital and surplus	708,047	710,935	673,262

(J) Stock Compensation.  Effective March 10, 2006, the Company began accounting for its share-based compensation under the liability classification and measuring the compensation cost using the fair value method at each reporting date.  Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.  For stock options, fair value is determined using an option pricing model that takes into account various information and assumptions regarding the Company's stock and options.  Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

The Company adopted Statement No. 123(R), Share-Based Payment ("SFAS 123(R)"), as of January 1, 2006. However, because the Company began recognizing stock-based employee compensation cost using the fair value based method of accounting in 2003, the adoption did not have an impact on the consolidated financial statements of the Company.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. The Company adopted this guidance effective January 1, 2008 and the adoption did not have an impact on the Company’s consolidated financial statements.  See related disclosures in Note 14 to Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement requires an employer on a prospective basis to recognize the overfunded or underfunded status of its defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  The Company adopted SFAS 158 effective December 31, 2006.  The adoption reduced stockholders equity by $5,698,000 as of that date.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This Statement permits entities to choose upon adoption or at specified election dates, to measure at fair value many financial instruments and certain other items at fair value.  The Company adopted SFAS 159 effective January 1, 2008, with no impact to the Company’s consolidated financial statements as no eligible financial assets or liabilities were elected to be measured at fair value upon initial adoption.  Management will continue to evaluate eligible financial assets and liabilities on their election dates, and will disclose any future elections in accordance with provisions outlined in the Statement.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of SFAS 157 in a market that is not active and illustrates key considerations including the use of an entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates, appropriate risk adjustments for nonperformance and liquidity risks, and the reliance that an entity should place on quotes that do not reflect the result of market transactions. This FSP was preceded by a press release that was jointly issued by the Office of the Chief Accountant of the SEC and the FASB staff on September 30, 2008 which provided immediate clarification on fair value accounting based on the measurement guidance of SFAS 157. The FSP was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.  See Note 14 for disclosures regarding the Company’s fair value measurements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This statement requires enhanced disclosures regarding an entity’s derivative and hedging activity to enable investors to better understand the effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20.  The Staff Position amends EITF 99-20’s impairment model more consistent with Statement 115’s removing its exclusive reliance on “market participant” estimate of future cash flows used in determining fair value.  Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows management to apply reasonable judgment in assessing whether an other than temporary impairment has occurred.  The new FSP was effective for the Company as of December 31, 2008 and did not have a significant impact on the consolidated financial statements of the Company.

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

Amounts
(In thousands)

Write-off of deferred acquisition cost	$3,321
Adjustment to deferred annuity revenue	56
3,377

Federal income tax	(1,182)

Cumulative effect of change in accounting for
internal replacements and investment contracts	$2,195

(2) DEPOSITS WITH REGULATORY AUTHORITIES

The following assets were on deposit with state and other regulatory authorities as required by law at the end of each year.

	December 31,
	2008	2007
	(In thousands)

Debt securities held to maturity	$13,633	13,640
Debt securities available for sale	557	692
Short-term investments	500	502

Totals	$14,690	14,834

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) INVESTMENTS

(A) Investment Income

The major components of net investment income are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Gross investment income:
Debt securities	$320,275	309,708	306,129
Mortgage loans	7,223	8,513	8,480
Policy loans	6,096	6,302	6,354
Derivative gains (losses)	(65,676)	(16,662)	43,279
Short-term investments	1,915	7,059	3,118
Other investment income	5,934	6,087	15,289

Total investment income	275,767	321,007	382,649
Investment expenses	2,405	2,870	2,881

Net investment income	$273,362	318,137	379,768

As of December 31, 2008, 2007, and 2006 mortgage loans totaling $4.6 million, $3.3 million, and $4.8 million, respectively were on non-accrual status.  Interest income not recognized for past due loans totaled approximately $0.4 million in 2008, 2007 and 2006.  The Company had real estate investments that were non-income producing for the preceding twelve months totaling $1.5 million, $1.8 million, and $1.7 million at December 31, 2008, 2007, and 2006, respectively.

The Company had investments in debt securities with carrying values totaling $0.4 million and $0.6 million as of December 31, 2008 and 2007, respectively that have not produced income for the preceding 12 months.  Reductions in interest income associated with nonperforming investments in debt securities totaled $0.3 million, $0.3 million, and $0.1 million in 2008, 2007, and 2006, respectively.

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

Mortgage loans with carrying values totaling $4.6 million, $3.3 million, and $4.8 million were considered impaired as of December 31, 2008, 2007 and 2006, respectively.  For the years ended December 31, 2008, 2007, and 2006, average investments in impaired mortgage loans were $2.7 million, $3.4 million, and $0.3 million, respectively.  Interest income recognized on impaired loans for the years ended December 31, 2008, 2007 and 2006, was $596,000, $469,000 and $76,000, respectively. Impaired loans are typically placed on nonaccrual status, and no interest income is recognized.  However, if cash is received on the impaired loan, it is applied to principal and interest on past due payments, beginning with the most delinquent payment.

At December 31, 2008 and 2007, the Company owned investment real estate totaling $10.8 million and $12.0 million, respectively, which is reflected in other long-term investments in the accompanying consolidated financial statements.  The Company records real estate at the lower of cost or fair value less estimated costs to sell.  Real estate values are monitored and evaluated at least annually by the use of independent appraisals or internal evaluations.  Changes in market values affecting carrying values are recorded as a valuation allowance which is reflected in realized gains or losses on investments.  The Company recorded a net gain (loss) on real estate as a result of releasing allowances related to properties sold totaling $(0.1) million, $0.1 million, and $0.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C) Debt and Equity Securities

The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 2008.

	Securities Held to Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Agencies	$119,674	3,975	-	123,649

U.S. Treasury	1,923	592	-	2,515

States and political subdivisions	23,123	3	801	22,325

Foreign governments	9,955	438	-	10,393

Public utilities	527,277	5,073	31,530	500,820

Corporate	1,334,157	13,580	118,204	1,229,533

Mortgage-backed	1,747,104	44,213	8,210	1,783,107

Asset-backed	68,204	130	13,323	55,011

Totals	$3,831,417	68,004	172,068	3,727,353

	Securities Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Agencies	$-	-	-	-

U.S. Treasury	-	-	-	-

States and political subdivisions	77,160	332	13,653	63,839

Foreign governments	10,418	907	-	11,325

Public utilities	287,927	300	25,085	263,142

Corporate	1,239,712	6,503	126,968	1,119,247

Mortgage-backed	255,910	5,739	7,693	253,956

Asset-backed	25,819	-	5,745	20,074

Equity securities	7,107	7,481	905	13,683

Totals	$1,904,053	21,262	180,049	1,745,266

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 2007.

	Securities Held to Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Agencies	$424,306	2,971	495	426,782

U.S. Treasury	1,930	394	-	2,324

States and political subdivisions	13,287	24	40	13,271

Foreign governments	19,944	390	-	20,334

Public utilities	397,639	9,272	4,838	402,073

Corporate	1,194,260	16,984	19,039	1,192,205

Mortgage-backed	1,646,432	9,340	17,463	1,638,309

Asset-backed	80,805	692	2,602	78,895

Totals	$3,778,603	40,067	44,477	3,774,193

	Securities Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Agencies	$5,000	67	-	5,067

U.S. Treasury	-	-	-	-

States and political subdivisions	48,280	1,134	907	48,507

Foreign governments	10,473	466	-	10,939

Public utilities	293,308	2,568	4,068	291,808

Corporate	1,242,402	18,730	25,639	1,235,493

Mortgage-backed	266,534	1,739	5,300	262,973

Asset-backed	26,227	412	425	26,214

Equity securities	12,275	8,851	1,413	19,713

Totals	$1,904,499	33,967	37,752	1,900,714

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, the Company is exposed to credit risk which is continually monitored relating to security holdings.  Credit risk is the risk that an issuer of a security will not be able to fulfill their obligations relative to a security payment schedule.  The Company has reviewed relative information for all issuers in an unrealized loss position at December 31, 2008 including market pricing history, credit ratings, analyst reports as well as data provided by issuers themselves to conclude on each specific issuer and make the determination relating to other-than-temporary impairment.  For the securities that have not been impaired at December 31, 2008, the Company has the ability and intent to hold these securities until recovery in fair value and expects to receive all amounts due relative to principal and interest.
The Company held in its investment portfolio below investment grade debt securities totaling $72.2 million and $100.2 million at December 31, 2008 and 2007, respectively. These amounts represent 1.2% and 1.7% of total invested assets for December 31, 2008 and 2007, respectively.  Below investment grade holdings are the result of downgrades subsequent to purchase, as the Company only invests in high quality securities with ratings quoted as investment grade.  Below investment grade securities generally have greater default risk than higher rated corporate debt.  The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers.  For the years ended December 31, 2008, 2007, and 2006, the Company recorded realized losses totaling $21.8 million, $0.1 million, and $0.1 million, respectively, for other-than-temporary impairment writedowns on investments in debt securities.

The following table shows the gross unrealized losses and fair values of the Company's investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2008.

	Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. Government
agencies	$-	-	-	-	-	-

U.S. Treasury	-	-	-	-	-	-

State and political
subdivisions	9,687	(631)	2,635	(170)	12,322	(801)

Foreign governments	-	-	-	-	-	-

Public utilities	312,575	(21,485)	84,474	(10,045)	397,049	(31,530)

Corporate bonds	518,841	(52,581)	278,975	(65,623)	797,816	(118,204)

Mortgage-backed	4,624	(299)	54,582	(7,911)	59,206	(8,210)

Asset-backed	23,408	(1,963)	26,681	(11,360)	50,089	(13,323)

Total temporarily
impaired securities	$869,135	(76,959)	447,347	(95,109)	1,316,482	(172,068)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. Government
agencies	$-	-	-	-	-	-

U.S. Treasury	-	-	-	-	-	-

State and political
subdivisions	13,486	(4,978)	45,848	(8,675)	59,334	(13,653)

Foreign governments	-	-	-	-	-	-

Public utilities	105,498	(15,799)	148,901	(9,286)	254,399	(25,085)

Corporate bonds	367,933	(70,754)	560,028	(56,214)	927,961	(126,968)

Mortgage-backed	48,540	(7,693)	-	-	48,540	(7,693)

Asset-backed	8,329	(2,133)	11,745	(3,612)	20,074	(5,745)
	543,786	(101,357)	766,522	(77,787)	1,310,308	(179,144)

Equity securities	1,205	(328)	2,057	(577)	3,262	(905)

Total temporarily
impaired securities	$544,991	(101,685)	768,579	(78,364)	1,313,570	(180,049)

The volatility and lack of liquidity in the bond market in the fourth quarter of 2008 caused bond prices to decline significantly.  This problem was particularly apparent in the corporate bond market due to deepening recessionary concerns.  Where the decline in market value is attributable to changes in market interest rates and not credit quality, we do not consider these investments to be other than temporarily impaired because we have the intent and ability to hold these investments until a recovery of amortized costs, which may be maturity.  We do not consider securities to be other than temporarily impaired where the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality where we anticipate a recovery of all amounts due under the contractual terms of the security and have the intent and ability to hold until recovery or maturity.  Based on the Company’s review in concert with the Company’s ability and intent to hold those securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

Debt securities. The gross unrealized losses for debt securities are made up of 428 individual issues, or 56% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 88%. Of the 428 securities, 170, or approximately 40%, fall in the 12 months or greater aging category; of the 428 debt securities, 411 were rated investment grade at December 31, 2008.  Additional information on debt securities by investment category is summarized below.

U.S. treasury and U.S. government corporations and agencies.  No securities had a gross unrealized loss.

State and political subdivisions.  The unrealized losses on these investments are the result of holdings in 53 securities.  Of these securities, all are rated A or above except one which is rated BB+.  Based on these facts and the Company's intent to hold to maturity, no other-than-temporary loss was recognized as of December 31, 2008.

Foreign government.  No securities had a gross unrealized loss.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Public utilities.  Of the 100 securities, all are rated BBB or above except two, one is priced at 93% of par and the other at 71% of par.  At this time, the Company does not consider any of these unrealized losses as other-than-temporary.

Corporate bonds. Corporate securities with unrealized losses are reviewed based on monitoring procedures described previously; including review of the amount of the unrealized loss, the length of time that the issue has been in an unrealized loss position, credit ratings, analyst reports, and recent issuer financial information.  A total of 235 securities had unrealized losses; with 10 issues rated below investment grade. More extensive analysis was performed on these 10 issues based on the work performed, none of the unrealized losses are considered other-than-temporarily impaired at December 31, 2008.

Mortgage-backed securities. These securities are all rated AAA.  The Company generally purchases these investments at a discount relative to their face amount and it is expected that the securities will not be settled at a price less than the stated par.  Because the decline in market value is attributable to the current illiquidity in the market and not credit quality, and because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, and based on the lack of adverse changes in expected cash flows, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Asset-backed securities. Of the 26 securities, 16 are rated AAA and 2 are rated AA.  The Company performs a quarterly cash flow analysis on asset-backed securities that are rated below AA.  Based on the lack of adverse changes in expected cash flows, the 8 issues rated below AA are not considered impaired.

Equity securities.  The gross unrealized losses for equity securities are made up of 61 individual issues.  These holdings are reviewed for impairment quarterly.  As of December 31, 2008, 31 equity securities were impaired.  Total other-than-temporary impairments taken in 2008 on equities were $5.4 million.

The following table shows the gross unrealized losses and fair values of the Company's investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2007.

	Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. Government
agencies	$-	-	44,207	495	44,207	495

U.S. Treasury	-	-	-	-	-	-

State and political
subdivisions	-	-	2,758	40	2,758	40

Foreign governments	-	-	-	-	-	-

Public utilities	31,604	392	143,527	4,446	175,131	4,838

Corporate bonds	96,359	1,464	504,077	17,575	600,436	19,039

Mortgage-backed	24,717	82	937,373	17,381	962,090	17,463

Asset-backed	17,795	869	25,989	1,733	43,784	2,602

Total temporarily
impaired securities	$170,475	2,807	1,657,931	41,670	1,828,406	44,477

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. Government
agencies	$-	-	-	-	-	-

U.S. Treasury	-	-	-	-	-	-

State and political
subdivisions	-	-	48,507	907	48,507	907

Foreign governments	-	-	-	-	-	-

Public utilities	33,157	95	135,260	3,973	168,417	4,068

Corporate bonds	87,564	1,667	545,726	23,972	633,290	25,639

Mortgage-backed	14,464	83	112,119	5,217	126,583	5,300

Asset-backed	985	7	8,549	418	9,534	425
	136,170	1,852	850,161	34,487	986,331	36,339

Equity securities	-	-	12,247	1,413	12,247	1,413

Total temporarily
impaired securities	$136,170	1,852	862,408	35,900	998,578	37,752

The amortized cost and fair value of investments in debt securities at December 31, 2008, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities		Debt Securities
	Available for Sale		Held to Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Due in 1 year or less	$66,962	63,604	139,897	140,150

Due after 1 year through 5 years	421,879	394,775	490,974	465,607

Due after 5 years through 10 years	1,009,704	901,534	1,299,179	1,200,639

Due after 10 years	116,672	97,640	86,059	82,839
	1,615,217	1,457,553	2,016,109	1,889,235

Mortgage and asset-backed securities	281,729	274,030	1,815,308	1,838,118

Total	$1,896,946	1,731,583	3,831,417	3,727,353

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the specific identification method in computing realized gains and losses.  Proceeds from sales of securities available for sale during 2008, 2007, and 2006 totaled $1.7 million, $33.6 million, and $36.4 million, respectively.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Available for sale debt securities:
Realized gains on disposal	$1,811	4,830	4,556
Realized losses on disposal	-	(359)	(333)
Held to maturity debt securities:
Realized gains on disposal	154	19	26
Realized losses on disposal	-	-	-
Impairments on debt securities	(21,803)	(67)	(99)
Equity securities realized gains (losses)	102	250	(14)
Equity securities impairments	(5,412)	-	-
Real estate	-	72	-
Mortgage loans	(1,020)	(1,467)	(2,100)
Other	(60)	219	626

Totals	$(26,228)	3,497	2,662

For the year, the Company recorded other-than-temporary impairment writedowns on debt securities consisting of Washington Mutual ($9.3 million), Clear Channel Communications ($8.7 million), GMAC ($2.3 million), and Greentree ($1.5 million).  Due to the events leading to the writedowns also providing evidence of a significant deterioration in the issuers’ creditworthiness, the Washington Mutual, Greentree Financial and two GMAC securities were transferred from held to maturity to available for sale.

The $5.4 million of equity impairments in 2008 include Fannie Mae and Freddie Mac preferred stock holdings ($4.6 million) and mark-to-market writedowns on various other equity holdings.

Due to significant credit deterioration, one bond from the held to maturity portfolio was sold during 2007.  The amortized cost of this bond sold totaled $5.2 million, which resulted in realized gains of $0.2 million for 2007.

Except for U.S. government agency mortgage-backed securities, the Company had no other investments in any entity in excess of 10% of stockholders' equity at December 31, 2008 or 2007.

(D)  Net Unrealized Gains (Losses) on Available for Sale Securities

Net unrealized gains (losses) on investment securities included in stockholders' equity at December 31, 2008 and 2007, are as follows:

	December 31,
	2008	2007
	(In thousands)

Gross unrealized gains	$21,262	33,967
Gross unrealized losses	(180,049)	(37,752)
Adjustments for:
Deferred policy acquisition costs and sales inducements	76,075	5,568
Deferred Federal income tax expense (recoverable)	28,949	(624)

	(53,763)	1,159
Net unrealized gains (losses) related to securities
transferred to held to maturity	(7)	25

Net unrealized gains (losses) on investment securities	$(53,770)	1,184

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) REINSURANCE

Effective January 1, 2004, the Company began reinsuring any risk on any one life in excess of $250,000, subject to a minimum session of $50,000.  The Company's general policy prior to December 31, 2003 was to reinsure that portion of any risk in excess of $200,000 on the life of any one individual.  The Company is party to several reinsurance agreements.  Total life insurance in force was $18.8 billion and $17.6 billion at December 31, 2008 and 2007, respectively.  Of these amounts, life insurance in force totaling $5.9 billion and $5.0 billion was ceded to reinsurance companies, primarily on a yearly renewable term basis, at December 31, 2008 and 2007, respectively.  In accordance with the reinsurance contracts, reinsurance receivables including amounts related to claims incurred but not reported and liabilities for future policy benefits totaled $8.2 million and $9.6 million at December 31, 2008 and 2007, respectively. Premiums and contract revenues were reduced by $20.4 million, $16.3 million, and $13.5 million for reinsurance premiums incurred during 2008, 2007, and 2006, respectively. Benefit expenses were reduced by $7.7 million, $8.5 million, and $17.7 million, for reinsurance recoveries during 2008, 2007, and 2006, respectively. A contingent liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to meet their obligations under the existing agreements.  The Company does not assume reinsurance.

(5) FEDERAL INCOME TAXES

Total Federal income taxes for 2008, 2007, and 2006 were allocated as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Taxes (benefits) on earnings from continuing operations:
Current	$19,871	7,622	38,711
Deferred	(3,944)	32,254	1,761

Taxes on earnings	15,927	39,876	40,472

Taxes (benefits) on components of stockholders' equity:
Net unrealized gains and losses on
securities available for sale	(29,590)	(1,056)	(3,905)
Foreign currency translation adjustments	(60)	(24)	(96)
Change in benefit liability	(1,738)	(714)	(5,385)

Total Federal income taxes (benefit)	$(15,461)	38,082	31,086

The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate to earnings before Federal income taxes. The reasons for the differences and the corresponding tax effects are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Income tax expense at statutory rate	$17,349	43,837	40,885
Dividend received deduction	(1,155)	(1,192)	(1,266)
Tax exempt interest	(1,374)	(813)	(737)
Deferred tax liability correction	-	(2,389)	-
Other	1,107	433	1,590

Taxes on earnings from continuing operations	$15,927	39,876	40,472

There were no deferred taxes attributable to enacted tax rate changes for the years ended December 31, 2008, 2007, and 2006.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of 2007, upon the completion of a detailed review of the deferred tax items, the Company identified a $2.3 million error in the net deferred tax liability. The error, which occurred during various periods prior to 2005, was corrected in the second quarter of 2007 and resulted in a decrease in the net deferred tax liability and deferred tax expense.  The adjustment was not material to 2007 or any prior financial statements.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below.

	December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Future policy benefits, excess of financial
accounting liabilities over tax liabilities	$160,390	172,619
Investment securities writedowns for financial
accounting purposes	12,357	3,872
Net unrealized losses on securities available for sale	28,951	-
Pension liabilities	7,862	6,099
Real estate, principally due to writedowns
for financial accounting purposes	49	-
Accrued operating expenses recorded for financial
accounting purposes not currently tax deductible	4,430	5,396
Mortgage loans, principally due to valuation
allowances for financial accounting purposes	1,605	1,248
Accrued and unearned investment income
recognized for tax purposes and deferred for
financial accounting purposes	163	193
Other	401	1,223

Total gross deferred tax assets	216,208	190,650

Deferred tax liabilities:
Deferred policy acquisition and sales inducement
costs, principally expensed for tax purposes	(232,400)	(240,294)
Net unrealized gains on securities available for sale	-	(639)
Debt securities, principally due to deferred
market discount for tax	(5,601)	(4,903)
Foreign currency translation adjustments	(1,768)	(3,216)
Fixed assets, due to different bases	(2,945)	(3,110)
Other	-	(208)

Total gross deferred tax liabilities	(242,714)	(252,370)

Net deferred tax liabilities	$(26,506)	(61,720)

There was no valuation allowance for deferred tax assets at December 31, 2008 and 2007.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 1, the Company adopted FIN 48 in 2007.  In connection with the adoption, the Company assessed whether it had any significant uncertain tax positions and determined that there were none.  Accordingly, no reserve for uncertain tax positions was recorded.   Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to record such accruals in its income tax accounts; no such accruals exist as of December 31, 2008 or 2007. The Company and its corporate subsidiaries file a consolidated U.S. federal income tax return, which is subject to examination for all years after 2004.

During 2008, the Company was notified that its 2005 tax return amendment, which was filed September 2007, was being audited by the IRS.  The audit is currently in progress.  Adjustments to the amended return are not expected to have any material effect on the financial condition or operating results of the Company.

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

(6) TRANSACTIONS WITH CONTROLLING STOCKHOLDER AND AFFILIATES

(A) Life Interest in Libbie Shearn Moody Trust

The Company's wholly-owned subsidiary, NWL Services, Inc., is the beneficial owner of a life interest (1/8 share) in the net income of the trust estate of Libbie Shearn Moody ("Trust") which was previously owned by Robert L. Moody, Chairman of the Board of Directors of the Company.  The Company has issued term insurance policies on the life of Mr. Moody which are reinsured through agreements with unaffiliated insurance companies.  The Company is the beneficiary of these policies for an amount equal to the statutory admitted value of the Trust, which was $12.8 million at December 31, 2008. The excess of the $27.0 million face amount of the reinsured policies over the statutory admitted value of the Trust has been assigned to Mr. Moody. The recorded net asset values included in other long-term investments in the accompanying consolidated financial statements for the life interest in the Trust are as follows:

	December 31,
	2008	2007
	(In thousands)

Original valuation of life interest at February 26, 1960	$13,793	13,793
Less accumulated amortization	(12,491)	(12,173)

Carrying basis at year end	$1,302	1,620

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income from the Trust and related expenses reflected in investment income in the accompanying consolidated statements of earnings are summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Income distributions	$4,105	4,057	4,500
Deduct:
Amortization	(318)	(314)	(312)
Reinsurance premiums	(807)	(807)	(807)

Net income from life interest in the Trust	$2,980	2,936	3,381

(B) Common Stock

Robert L. Moody, Chairman of the Board of Directors, owns 99.0% of the total outstanding shares of the Company's Class B common stock and 33.9% of the Class A common stock as of December 31, 2008.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) PENSION AND OTHER POSTRETIREMENT PLANS

(A) Defined Benefit Pension Plans

The Company sponsors a qualified defined benefit pension plan covering substantially all employees. The plan provides benefits based on the participants' years of service and compensation. The Company makes annual contributions to the plan that comply with the minimum funding provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). On October 19, 2007, the Company’s Board of Directors approved an amendment to freeze the Pension Plan as of December 31, 2007.  The freeze ceased future benefit accruals to all participants and closed the Plan to any new participants. In addition, all participants became immediately 100% vested in their accrued benefits as of that date.  Going forward future pension expense is projected to be minimal.  Fair values of plan assets and liabilities are measured as of December 31 for the respective year.  A detail of plan disclosures is provided below.

Obligations and Funded Status

	December 31,
	2008	2007
	(In thousands)
Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$18,614	18,257
Service cost	-	720
Interest cost	1,036	1,086
Plan curtailment	-	(801)
Actuarial (gain) loss	(817)	797
Benefits paid	(1,069)	(1,445)

Projected benefit obligations at end of year	17,764	18,614

Changes in plan assets:
Fair value of plan assets at beginning of year	15,226	14,153
Actual return on plan assets	(3,176)	699
Contributions	1,050	1,819
Benefits paid	(1,069)	(1,445)

Fair value of plan assets at end of year	12,031	15,226

Funded status at end of year	$(5,733)	(3,388)

	December 31,
	2008	2007
	(In thousands)

Amounts recognized in the Company's consolidated
financial statements:
Assets	$-	-
Liabilities	(5,733)	(3,388)

Net amount recognized	$(5,733)	(3,388)

Amounts recognized in accumulated other
comprehensive income:
Net loss	$8,863	5,608
Prior service cost	27	31

Net amount recognized	$8,890	5,639

The accumulated benefit obligation was $17.8 million and $18.6 million at December 31, 2008 and 2007, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Components of net periodic benefit costs:
Service cost	$-	720	691
Interest cost	1,036	1,086	1,021
Expected return on plan assets	(1,140)	(1,100)	(947)
Amortization of prior service cost	4	4	4
Amortization of net loss	242	321	352

Net periodic benefit cost	142	1,031	1,121

Other changes in plan assets and benefit obligations
recognized in other comprehensive income:
Net loss	3,497	396
Amortization of prior service cost	(4)	(4)
Amortization of net gain	(242)	(320)

Total recognized in other comprehensive income	3,251	72

Total recognized in net periodic benefit cost
and other comprehensive income	$3,393	1,103

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2009 will be based on the average expected future service of plan participants.  The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2009 will be minimal.

Assumptions

	December 31,
	2008	2007
Weighted-average assumptions used to determine
benefit obligations:
Discount rate	6.00%	6.00%
Rate of compensation increase	n/a	4.50%

	December 31,
	2008	2007	2006

Weighted-average assumptions used to determine
net periodic benefit cost:
Discount rate	6.00%	6.00%	6.00%
Expected long-term return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	n/a	4.50%	4.50%

The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on the long-term investment policy of the plan and the various classes of invested funds, based on the input of the plan's investment advisors and consulting actuary and the plan's historic rate of return.  As of December 31, 2008, the plan's average 10-year and inception-to-date returns were 1.43% and 6.09%, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

The plan's weighted-average asset allocations by asset category are as follows:

	December 31,
	2008	2007	2006

Asset Category
Equity securities	58%	59%	60%
Debt securities	36%	35%	35%
Cash and cash equivalents	6%	6%	5%

Total	100%	100%	100%

The Company has established and maintains an investment policy statement for the assets held in the plan's trust.  The investment strategies are of a long-term nature and are designed to meet the following objectives:

•	ensure that funds are available to pay benefits as they become due
•	set forth an investment structure detailing permitted assets and expected allocation ranges among classes
•	ensure that plan assets are managed in accordance with ERISA

The investment policy statement sets forth the following acceptable ranges for each asset's class.

Asset Category	Acceptable Range
Equity securities	55-65%
Debt securities	30-40%
Cash and cash equivalents	0-15%

Deviations from these ranges are permitted if such deviations are consistent with the duty of prudence under ERISA.  Investments in natural resources, venture capital, precious metals, futures and options, real estate, and other vehicles that do not have readily available objective valuations are not permitted.  Short sales, use of margin or leverage, and investment in commodities and art objects are also prohibited.

The investment policy statement is reviewed annually to insure that the objectives are met considering any changes in benefit plan design, market conditions, or other material considerations.

Contributions

The Company expects to contribute $600,000 to the plan during 2009, although additional amounts may be contributed.  The plan’s funding status is reviewed periodically throughout the year by the Company’s Pension Plan Committee.  The Company intends to contribute at least the minimum amounts necessary for tax compliance and to maintain an Adjusted Funding Target Attainment Percentage (AFTAP) of over 80% to meet the Pension Protection Act Plan’s threshold.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2009	$1,122
2010	1,174
2011	1,241
2012	1,261
2013	1,265
2014-2018	6,269

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also sponsors three non-qualified defined benefit pension plans. The first plan covers certain senior officers and provides benefits based on the participants' years of service and compensation.  The primary pension obligations and administrative responsibilities of the plan are maintained by a pension administration firm, which is a subsidiary of American National Insurance Company ("ANICO") a related party. ANICO has guaranteed the payment of pension obligations under the plan.  However, the Company has a contingent liability with respect to the pension plan should these entities be unable to meet their obligations under the existing agreements. Also, the Company has a contingent liability with respect to the plan in the event that a plan participant continues employment with the Company beyond age seventy, the aggregate average annual participant salary increases exceed 10% per year, or any additional employees become eligible to participate in the plan.  If any of these conditions are met, the Company would be responsible for any additional pension obligations resulting from these items.  Amendments were made to this plan to allow an additional employee to participate and to change the benefit formula for the Chairman of the Company.  As previously mentioned, these additional obligations are a liability to the Company.  Effective December 31, 2004, this plan was frozen with respect to the continued accrual of benefits of the Chairman and the President of the Company in order to comply with law changes under the American Jobs Creation Act of 2004 ("Act").

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

A detail of plan disclosures related to the amendments of the original plan and the additional two plans is provided below:

Obligations and Funded Status

	December 31,
	2008	2007
	(In thousands)
Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$17,104	13,696
Service cost	586	773
Interest cost	1,190	962
Actuarial loss	3,764	3,257
Benefits paid	(1,904)	(1,584)

Projected benefit obligations at end of year	20,740	17,104

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Contributions	1,904	1,584
Benefits paid	(1,904)	(1,584)

Fair value of plan assets at end of year	-	-

Funded status at end of year	$(20,740)	(17,104)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2008	2007
	(In thousands)
Amounts recognized in the Company's consolidated
financial statements:
Assets	$-	-
Liabilities	(20,740)	(17,104)

Net amount recognized	$(20,740)	(17,104)

Amounts recognized in accumulated other
comprehensive income:
Net loss	$9,589	6,532
Prior service cost	2,551	3,591

Net amount recognized	$12,140	10,123

The accumulated benefit obligation was $17.4 million and $13.7 million at December 31, 2008 and 2007, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Components of net periodic benefit cost:
Service cost	$586	773	1,631
Interest cost	1,190	962	708
Amortization of prior service cost	1,039	1,039	1,040
Amortization of net loss	707	404	182

Net periodic benefit cost	3,522	3,178	3,561

Other changes in plan assets and benefit obligations
recognized in other comprehensive income:
Net loss	3,764	3,257
Amortization of prior service cost	(1,039)	(1,039)
Amortization of net gain	(707)	(404)

Total recognized in other comprehensive income	2,018	1,814

Total recognized in net periodic benefit cost
and other comprehensive income	$5,540	4,992
The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2009 will be based on the average expected future service of plan participants.  The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2009 will be $1.0 million.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions

	December 31,
	2008	2007
Weighted-average assumptions used to determine
benefit obligations:
Discount rate	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%

	December 31,
	2008	2007	2006

Weighted-average assumptions used to determine
net periodic benefit costs:
Discount rate	6.00%	6.00%	6.00%
Expected long-term return on plan assets	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%

The plan is unfunded and therefore no assumption has been made related to the expected long-term return on plan assets.

Plan Assets

The plan is unfunded and therefore had no assets at December 31, 2008 or 2007.

Contributions

The Company expects to contribute $2.0 million to the plan in 2009.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2009	$1,957
2010	1,957
2011	1,957
2012	1,957
2013	1,957
2014-2018	9,788

(B) Defined Contribution Pension Plans

In addition to the defined benefit pension plans, the Company sponsors a qualified 401(k) plan for substantially all employees and a non-qualified deferred compensation plan primarily for senior officers.  The Company makes annual contributions to the 401(k) plan of one percent and two percent of each employee's compensation in 2008 and 2007, respectively.  Additional Company matching contributions of up to two percent of each employee's compensation are also made each year based on the employee's personal level of salary deferrals to the plan. All Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2008, 2007, and 2006, Company contributions totaled $344,000, $432,000, and $423,000, respectively.

The non-qualified deferred compensation plan was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional Company contributions. Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2008, 2007, and 2006, Company contributions totaled $46,000, $61,000, and $32,000, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C)  Defined Benefit Postretirement Plans

The Company sponsors two health care plans that were amended in 2004 to provide postretirement benefits to certain fully-vested individuals.  The plans are unfunded.  The Company uses a December 31 measurement date for the plans.  A detail of plan disclosures related to these plans is provided below:

Obligations and Funded Status

	December 31,
	2008	2007
	(In thousands)
Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$2,450	2,053
Interest cost	134	141
Actuarial gain (loss)	(195)	287
Benefits paid	(59)	(31)

Projected benefit obligations at end of year	2,330	2,450

Changes in plan assets:
Fair value of plan assets at beginning of year	-	-
Contributions	59	31
Benefits paid	(59)	(31)

Fair value of plan assets at end of year	-	-

Funded status at end of year	$(2,330)	(2,450)

	December 31,
	2008	2007
	(In thousands)
Amounts recognized in the Company's consolidated
financial statements:
Assets	$-	-
Liabilities	(2,330)	(2,450)

Net amount recognized	$(2,330)	(2,450)

Amounts recognized in accumulated other
comprehensive income:
Net gain	$277	478
Prior service cost	1,082	1,186

Net amount recognized	$1,359	1,664

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Benefit Cost
	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Components of net periodic benefit cost:
Interest cost	$134	141	117
Amortization of prior service costs	103	103	103
Amortization of net loss	7	29	-

Net periodic benefit cost	244	273	220

Other change in plan assets and benefit obligations
recognized in other comprehensive income:
Net (gain) loss	(195)	287
Amortization of prior service cost	(103)	(103)
Amortization of net gain	(7)	(29)

Total recognized in other comprehensive income	(305)	155

Total recognized in net periodic benefit cost
and other comprehensive income	$(61)	428

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2009 will be based on the average expected future service of plan participants.  The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2009 will be $0.1 million.

Assumptions

A weighted-average discount rate assumption of 6.0% was used to determine benefit obligations and net periodic benefit cost as of and for the years ended December 31, 2008 and 2007.  No assumption was made related to the expected long-term return on plan assets as the plan is unfunded.

For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009 and future years.

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans.  A 1% point change in assumed health care cost trend rates would have the following effects for the years ended December 31:

	2008		2007
	1% Point	1% Point	1% Point	1% Point
	Increase	Decrease	Increase	Decrease
	(In thousands)
Effect on total of service and interest
cost components	$20	(27)	32	(24)

Effect on postretirement benefit obligation	$472	(368)	560	(428)

Plan Assets

The plans are unfunded and therefore had no assets at December 31, 2008 and 2007.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contributions

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2009	$80,892
2010	87,363
2011	94,354
2012	101,901
2013	110,053
2014-2018	697,286

(8) SHORT-TERM BORROWINGS

The Company has available a $40 million bank line of credit primarily for cash management purposes relating to investment transactions.  The Company is required to maintain a collateral security deposit in trust with the sponsoring bank equal to 120% of any outstanding liability. The Company had no outstanding liabilities with the bank at December 31, 2008 or 2007.  The Company had assets having an amortized value of $57.4 million on deposit with the lender at year end 2008.

(9) COMMITMENTS AND CONTINGENCIES

(A) Legal Proceedings

The Company is a defendant in two class action lawsuits.  In one case, the Court has certified a class consisting of certain California policyholders age 65 and older alleging violations under California Business and Professions Code section 17200.  The Court has additionally certified a subclass of 36 policyholders alleging fraud against their agent, and vicariously, against the Company.  A second class action lawsuit in federal court in California is in discovery with no class certification motion pending.  Management believes that the Company has good and meritorious defenses and intends to continue to vigorously defend itself against these claims.

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

In January 2009, the SEC published its newly adopted rule 151A, Indexed Annuities and Certain Other Insurance Contracts.  This rule defines “indexed annuities to be securities and thus subject to regulation by the SEC and under federal securities laws”.  Currently indexed annuities sold by life insurance companies are regulated by the States as Insurance products and Section 3(a)(8) of the Securities Act of 1933 provides an exemption for certain “annuity contracts,” “optional annuity contracts,” and other insurance contracts.  The new rule is not effective until January 12, 2011.  The Company and others have filed suit in the U. S. Court of Appeals for the District of Columbia to overturn this rule.  In the event rule 151A is not overturned, it could have a material effect on our business, results of operations and financial condition.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company had no commitments to extend credit relating to mortgage loans at December 31, 2008. The Company evaluates each customer's creditworthiness on a case-by-case basis.

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

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations.  The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities.  As of December 31, 2008 and 2007, liabilities for guaranty association assessments totaled $1.4 million and $1.3 million, respectively. Other operating expenses related to state guaranty association assessments were minimal for the years ended December 31, 2008, 2007, and 2006.

(D) Leases

The Company leases its executive office building and various computers and other office related equipment under operating leases. Rental expenses for these leases were $0.9 million for the years ended December 31, 2008, 2007, and 2006.  Total future annual lease obligations as of December 31, 2008, are as follows:

2009	$987,700
2010	354,600
2011	-
2012 and thereafter	-

Total	$1,342,300

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(E)  Compensation Plan

Effective January 1, 2006, the Company implemented a Non-Qualified Deferred Compensation Plan to provide incentive bonuses to eligible agents.  Agents qualify for participation by meeting certain sales goals each year.  Company contributions are subject to a vesting schedule based on the agents’ years of qualification in the plan.  The Company expects to contribute $0.5 million to the plan in 2009.

(10) STOCKHOLDERS' EQUITY

(A) Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Common stock shares outstanding:
Shares outstanding at beginning of year	3,622	3,621	3,613
Shares exercised under stock option plan	4	1	8

Shares outstanding at end of year	3,626	3,622	3,621

(B) Dividend Restrictions

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on statutory earnings and surplus levels of the Company.  The maximum dividend payment which may be made without prior approval in 2009 is $70.4 million.

On August 22, 2008, the Board of Directors of the Company declared a cash dividend to stockholders on record as of October 31, 2008 and payable November 28, 2008.  The dividends approved were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of the employees of the Company and its subsidiaries are eligible to participate in the two Plans.  In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options.  Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options.  The directors’ grants vest 20% annually following one full year of service to the Company from the date of grant.  The employees’ grants vest 20% annually following three full years of service to the Company from the date of grant.  All grants issued expire after ten years.

Effective March 10, 2006, as more fully described below, the Company's Plan classification was changed to liability accounting and accordingly, the Company began using the current fair value method to measure compensation cost.  For the years ended December 31, 2008 and 2007, the liability balance was $3.8 million and $7.7 million, respectively.  A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
			Weighted-
	Shares		Average
	Available		Exercise
	For Grant	Shares	Price

Balance at January 1, 2008	27,668	94,984	$128.47
Stock Options:
Exercised	-	(25,440)	105.77
Forfeited	1,000	(1,000)	150.00
Stock options granted April 18, 2008	(28,268)	28,268	255.13
2008 Plan addition	300,000	-	-
Stock options granted June 20, 2008	(9,000)	9,000	208.05

Balance at December 31, 2008	291,400	105,812	$174.33

	Stock Appreciation Rights Outstanding
		Weighted-
		Average
		Exercise
	Awards	Price

Plan adoption June 20, 2008	-	$-
Stock Appreciation Rights:
SARs granted August 21, 2008	1,250	236.00
SARs granted September 2, 2008	1,000	251.49
SARs granted September 22, 2008	500	256.00

Balance at December 31, 2008	2,750	$245.70

The total intrinsic value of options exercised was $2.8 million, $4.6 million, and $3.3 million for the years ended December 31, 2008, 2007, and 2006, respectively.  The total share-based liabilities paid were $2.5 million and $4.4 million for the years ended 2008 and 2007, respectively.  For the years ended December 31, 2008 and 2007, the total cash received from the exercise of options under the Plan was $0.4 million and $0.1 million, respectively.  The total fair value of shares vested during 2008 and 2007 was $2.0 million and $3.2 million, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options and SARs outstanding at December 31, 2008.

	Options Outstanding
		Weighted-
		Average
	Number	Remaining	Options
	Outstanding	Contractual Life	Exercisable
Exercise prices:
$ 92.13	10,194	2.3 years	10,194
95.00	6,000	2.5 years	6,000
150.00	52,350	5.3 years	21,450
255.13	28,268	9.3 years	-
208.05	9,000	9.5 years	-
236.00	1,250	9.6 yeras	-
251.49	1,000	9.7 years	-
256.00	500	9.7 years	-

Totals	108,562		37,644

Aggregate intrinsic value
(in thousands)	$2,234		$1,642

The aggregate intrinsic value in the table above is based on the closing stock price of $169.17 per share on December 31, 2008.

In estimating the fair value of the options outstanding at December 31, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	2008	2007

Expected term of options	2 to 10 years	2 to 6 years
Expected volatility:
Range	24.70% to 77.55%	18.84% to 27.56%
Weighted-average	37.10%	22.25%
Expected dividend yield	0.22%	0.17%
Risk-free rate:
Range	1.44% to 2.40%	3.02% to 3.68%
Weighted-average	1.94%	3.28%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term.

The pre-tax compensation cost recognized in the financial statements related to the Plan was $(1.4) million, $(1.1) million, and $13.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.  The related tax (expense)/benefit recognized was $(0.5) million, $(0.4) million and $4.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Effective during March 2006, the Company adopted and implemented a limited stock buy-back program which provides option holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company.  Option holders may elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. The buy-back program did not alter the terms and conditions of the Plan, however the program necessitated a change in accounting from the equity classification to the liability classification.  The modification affected 35 plan participants who had options outstanding on the date of modification and resulted in $11.7 million of total incremental pre-tax compensation cost due to the change from the equity to liability classification.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2008, the Company implemented another limited stock buy-back program, substantially similar to the 2006, program for shares issued under the 2008 Plan.

For the years ended December 31, 2008, 2007, and 2006, the total compensation cost related to nonvested options not yet recognized was $1.3 million, $1.1 million, and $2.9 million, respectively.  This amount is expected to be recognized over a weighted-average period of 2.4 years.  The Company recognizes compensation cost over the graded vesting periods.

(11) EARNINGS PER SHARE

Earnings per share amounts for the Company are presented using two different computations.  Basic earnings per share excludes dilutive effects of certain securities or contracts, such as stock options, and is computed by dividing income available to each class of common stockholders on an as if distributed basis by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, that then shared in the distributed earnings of each class of common stock. Stock options not included in the weighted-average number of diluted shares, because such shares would have been anti-dilutive, were immaterial.  U.S. GAAP requires a two-class presentation for the Company’s two classes of common stock (Note 6B).  Accordingly, the earnings per share for both Class A and Class B are presented.  The following table sets forth the computations of basic and diluted earnings per share.

	Years Ended December 31,
	2008		2007		2006
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and
Diluted Earnings Per Share:
Net income	$33,642		85,371		76,343
Dividends – Class A shares	(1,233)		(1,232)		(1,231)
Dividends – Class B shares	(36)		(36)		(36)

Undistributed income	$32,373		84,103		75,076

Allocation of net income:
Dividends	$1,233	36	1,232	36	1,231	36
Allocation of undistributed
income	31,455	919	81,715	2,388	72,944	2,132

Net income	$32,688	955	82,947	2,424	74,175	2,168

Denominator:
Basic earnings per share -
weighted-average shares	3,425	200	3,422	200	3,421	200
Effect of dilutive
stock options	23	-	42	-	36	-

Diluted earnings per share -
adjusted weighted-average
shares for assumed
conversions	3,448	200	3,464	200	3,457	200

Basic Earnings Per Share	$9.54	4.77	24.24	12.12	21.69	10.84

Diluted Earnings Per Share	$9.48	4.77	23.95	12.12	21.46	10.84

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements.  This Statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

SFAS No. 130 affects the Company's reporting presentation of certain items such as foreign currency translation adjustments, unrealized gains and losses on investment securities, and minimum pension liabilities.  These items are reflected as components of other comprehensive income (loss), as reported in the accompanying consolidated financial statements.  Components of other comprehensive income (loss) and the related tax effect are provided below for 2008, 2007, and 2006.

	Amounts	Tax	Amounts
	Before	(Expense)	Net of
	Taxes	Benefit	Taxes
	(In thousands)

2008:
Unrealized gains (losses) on securities, net of effects
of deferred costs of $70,524:
Net unrealized holding losses
arising during period	$(102,752)	35,963	(66,789)
Reclassification adjustment for net
losses included in net earnings	18,256	(6,390)	11,866
Amortization of net unrealized gains
related to transferred securities	(47)	16	(31)

Net unrealized losses on securities	(84,543)	29,589	(54,954)

Foreign currency translation adjustments	(172)	60	(112)
Pension liability adjustment	(4,965)	1,738	(3,227)

Other comprehensive loss	$(89,680)	31,387	(58,293)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amounts	Tax	Amounts
	Before	(Expense)	Net of
	Taxes	Benefit	Taxes
	(In thousands)

2007:
Unrealized gains (losses) on securities, net of effects
of deferred costs of $(4,415):
Net unrealized holding gains
arising during period	$1,593	(558)	1,035
Reclassification adjustment for net
gains included in net earnings	(4,773)	1,670	(3,103)
Amortization of net unrealized losses
related to transferred securities	160	(56)	104

Net unrealized losses on securities	(3,020)	1,056	(1,964)

Foreign currency translation adjustments	(68)	24	(44)
Pension liability adjustment	(2,040)	714	(1,326)

Other comprehensive loss	$(5,128)	1,794	(3,334)

	Amounts	Tax	Amounts
	Before	(Expense)	Net of
	Taxes	Benefit	Taxes
	(In thousands)

2006:
Unrealized gains (losses) on securities, net of effects
of deferred costs of $12,702:
Net unrealized holding losses
arising during period	$(6,988)	2,446	(4,542)
Reclassification adjustment for net
gains included in net earnings	(4,209)	1,473	(2,736)
Amortization of net unrealized losses
related to transferred securities	39	(14)	25

Net unrealized losses on securities	(11,158)	3,905	(7,253)

Foreign currency translation adjustments	(274)	96	(178)
Pension liability adjustment	(1,793)	627	(1,166)

Other comprehensive loss	$(13,225)	4,628	(8,597)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
	(In thousands)
2008:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$64,748	222,263	535,928	-	822,939
Total segment assets	397,413	842,119	5,369,920	127,189	6,736,641
Future policy benefits	319,485	598,843	4,644,170	-	5,562,498
Other policyholder liabilities	10,456	16,397	105,110	-	131,963

Condensed Income Statements:
Premiums and contract
revenues	$27,919	97,661	25,596	-	151,176
Net investment income	20,254	17,350	226,683	9,075	273,362
Other income	20	62	232	12,455	12,769
Total revenues	48,193	115,073	252,511	21,530	437,307
Life and other policy benefits	14,478	21,292	3,990	(1)	39,759
Amortization of deferred
policy acquisition costs	12,416	37,525	77,219	1	127,161
Universal life and investment
annuity contract interest	9,171	16,803	112,986	-	138,960
Other operating expenses	11,057	16,502	16,685	11,386	55,630
Federal income taxes	354	7,601	13,789	3,363	25,107
Total expenses	47,476	99,723	224,669	14,749	386,617
Segment earnings	$717	15,350	27,842	6,781	50,690

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations of segment information to the Company's consolidated financial statements are provided below.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$151,176	139,190	122,125
Net investment income	273,362	318,137	379,768
Other income	12,769	13,683	17,304
Realized gains (losses) on investments	(26,228)	3,497	2,662

Total consolidated premiums and other revenue	$411,079	474,507	521,859

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$25,107	38,652	39,540
Taxes on realized gains (losses) on investments	(9,180)	1,224	932

Total taxes on consolidated net earnings	$15,927	39,876	40,472

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Net Earnings:
Total segment earnings	$50,690	83,098	74,613
Realized gains (losses) on investments, net of taxes	(17,048)	2,273	1,730

Total consolidated net earnings	$33,642	85,371	76,343

	December 31,
	2008	2007	2006
	(In thousands)
Assets:
Total segment assets	$6,736,641	6,801,374	6,667,374
Other unallocated assets	49,839	33,952	26,069

Total consolidated assets	$6,786,480	6,835,326	6,693,443

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B) Geographic Information

A significant portion of the Company's premiums and contract revenues are from countries other than the United States. Premiums and contract revenues detailed by country are provided below.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

United States	$66,091	61,637	48,561
Brazil	25,786	20,161	16,851
Taiwan	12,246	10,098	9,052
Argentina	9,352	8,987	8,811
Chile	9,245	8,465	8,324
Venezuela	8,739	7,925	6,905
Other foreign countries	40,150	38,238	37,112

Revenues, excluding reinsurance premiums	171,609	155,511	135,616
Reinsurance premiums	(20,433)	(16,321)	(13,491)

Total premiums and contract revenues	$151,176	139,190	122,125
Premiums and contract revenues are attributed to countries based on the location of the policyholder. The Company has no significant assets, other than financial instruments, located in countries other than the United States.

(C) Major Agency Relationships

A significant portion of the Company's premiums and deposits were sold through two independent marketing agencies in recent years. Combined business from these agencies accounted for approximately 22%, 22%, and 21% of total direct premium revenues and universal life and annuity contract deposits in 2008, 2007, and 2006, respectively.

(14) FAIR VALUES OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. The Company adopted this guidance effective January 1, 2008 and the adoption did not have an impact on the Company’s consolidated financial statements.

In compliance with SFAS No. 157, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three level hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded at fair value on the Consolidated Balance Sheets are categorized as follows:

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	December 31, 2008
Description	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$1,731,583	-	1,721,341	10,242
Equity securities, available for sale	13,683	302	6,191	7,190
Derivatives	11,920	-	11,920	-

Total assets	$1,757,186	302	1,739,452	17,432

Policyholder account balances (a)	$19,377	-	19,377	-
Other liabilities (b)	3,787	-	-	3,787

Total liabilities	$23,164	-	19,377	3,787

(a)  Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)  Represents the liability for share-based compensation.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	For the Twelve Months Ended December 31, 2008
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	For Sale	For Sale	Assets	Liabilities
	(In thousands)

Beginning balance, January 1, 2008	$1,618	7,147	8,765	7,712
Total realized and unrealized gains (losses):
Included in net income	-	-	-	(1,424)
Included in other comprehensive loss	(2,773)	43	(2,730)	-
Purchases, sales, issuances and settlements, net	(527)	-	(527)	(2,501)
Transfers into (out of) Level 3	11,924	-	11,924	-

Ending balance, December 31, 2008	$10,242	7,190	17,432	3,787

Amount of total gains (losses) for the period
included in net income attributable to the change
in unrealized gains (losses) relating to assets still
held as of December 31, 2008	$-	-	-	(2,321)

Realized gains (losses) on Level 3 assets and liabilities are reported in the consolidated statements of earnings as net investment gains (losses), unrealized gain (losses) on debt and equity securities are reported as other comprehensive income (loss) within stockholders’ equity.

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

Policy Loans.  The carrying value of policy loans approximates fair values.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Annuity and supplemental contracts.  Fair values for the Company's insurance contracts other than annuity contracts are not required to be disclosed. This includes the Company's traditional and universal life products. Fair values for immediate annuities without mortality features are based on the discounted future estimated cash flows using current market interest rates for similar maturities.  Fair values for deferred annuities, including fixed-indexed annuities, are determined using estimated projected future cash flows discounted at the rate that would be required to transfer the liability in an orderly transaction.  The fair values of liabilities under all insurance contracts are taken into consideration in the Company's overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance and annuity contracts.

The carrying amounts and fair values of the Company's financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Values	Values	Values	Values
	(In thousands)

ASSETS
Investments in debt and equity securities:
Securities held to maturity	$3,831,417	3,727,353	3,778,603	3,774,193
Securities available for sale	1,745,266	1,745,266	1,900,714	1,900,714

Cash and short-term investments	67,796	67,796	45,206	45,206
Mortgage loans	90,733	90,884	99,033	100,786
Policy loans	79,277	79,277	83,772	83,772
Other loans	1,541	1,572	2,327	2,383
Derivatives	11,920	11,920	25,907	25,907
Life interest in Libbie Shearn
Moody Trust	1,302	12,775	1,620	12,775

LIABILITIES
Deferred annuity contracts	$4,324,702	3,997,005	4,442,799	4,096,947
Immediate annuity and
supplemental contracts	388,486	409,553	320,539	311,694

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) RELATED PARTY TRANSACTIONS

Robert L. Moody, Jr. ("Mr. Moody, Jr.") is the son of Robert L. Moody, the Company's Chairman and Chief Executive Officer, and is the brother of Ross R. Moody, the Company's President and Chief Operating Officer, and of Russell S. Moody and Frances A. Moody-Dahlberg who serve as directors of National Western.

Mr. Moody, Jr. wholly owns an insurance marketing organization that maintains agency contracts with National Western pursuant to which agency commissions are paid in accordance with the Company's standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are paid in accordance with standard commission schedules. In 2008, commissions paid under these agency contracts aggregated approximately $160,000.  In conjunction with these agency contracts, Mr. Moody, Jr. may be eligible to attend Company sales conferences and functions based upon meeting published minimum levels of qualifying sales production. In his capacity as an insurance marketing organization with the Company, Mr. Moody, Jr. also received product development fees of $48,000 associated with a product line of the Company.

Mr. Moody, Jr. further serves as the agent of record for several of the Company's benefit plans including the self-insured health plan for which Mr. Moody, Jr. provides utilization review services through a wholly-owned utilization review company.  In 2008, amounts paid to Mr. Moody, Jr. as commissions and service fees pertaining to the Company's benefit plans approximated $58,800.

During 2008, management fees totaling $498,106 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to a downstream nursing home subsidiary of National Western.  RMS is 1% owned by general partner RCC Management Services, Inc. ("RCC"), and 99% owned by limited partner, Three R Trusts.  RCC is 100% owned by the Three R Trusts.  The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg).  Charles D. Milos, Senior Vice President-Mortgage Loans and Real Estate, and a director of the Company, is a director and Vice President of RCC.  Ellen C. Otte, Assistant Secretary of the Company, is a director and secretary of RCC.

The Company holds a common stock investment totaling approximately 9.4% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2008.  Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 98% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). The Company utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to the Company's defined benefit and contribution plans. Robert L. Moody, the Company’s Chairman and Chief Executive Officer, serves as Chairman of the Board and Chief Executive Officer of MNB. The ultimate controlling person of MNB is the Three R Trusts. During 2008, fees totaling $170,000 were paid to MNB with respect to these services.

Beginning November 1, 2008, the Company entered into a 36 month sublease on one of the Company’s leased office locations for $6,000 per month with Moody National Bank.  Robert L. Moody, the Company’s Chairman and Chief Executive Officer, serves as Chairman of the Board and Chief Executive Officer of MNB.

During 2008 the Company paid American National Insurance Company (“ANICO”) $244,818 in premiums for certain company sponsored benefit plans and $1,126,992 in reimbursements  for claim costs for which ANICO provides third party administrative services. ANICO paid the Company $1,173,950 in premiums for its company sponsored benefit plans. Robert L. Moody, the Company’s Chairman and Chief Executive Officer is also ANICO’s Chairman and Chief Executive Officer.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations for 2008 are summarized as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share data)

2008:
Revenues	$98,637	113,381	87,960	111,100

Earnings (loss)	$14,446	18,142	(9,800)	10,853

Basic earnings (loss) per share:
Class A	$4.10	5.15	(2.78)	3.08
Class B	$2.05	2.57	(1.39)	1.54

Diluted earnings (loss) per share:
Class A	$4.07	5.10	(2.78)	3.06
Class B	$2.05	2.57	(1.39)	1.54

Quarterly results of operations for 2007 are summarized as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share data)

2007:
Revenues	$114,112	148,695	112,136	99,564

Earnings	$18,672	21,851	15,622	29,226

Basic earnings per share:
Class A	$5.30	6.20	4.44	8.30
Class B	$2.65	3.10	2.22	4.15

Diluted earnings per share:
Class A	$5.23	6.12	4.38	8.22
Class B	$2.65	3.10	2.22	4.15

During the fourth quarter of 2008, the Company determined that $3.2 million of additional amortization of deferred sales inducements should have been recorded in the third quarter of 2008 related to the unlocking of assumptions in that quarter.  This immaterial error was corrected in the fourth quarter of 2008 and was not material to the third or fourth quarter consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES SCHEDULE I SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES December 31, 2008 (In thousands)

	(1)	Fair	Balance Sheet
Type of Investment	Cost	Value	Amount
Fixed maturity bonds:
Securities held to maturity:
United States government and government
agencies and authorities	$121,597	126,164	121,957
States, municipalities, and political subdivisions	23,123	22,325	23,123
Foreign governments	9,955	10,393	9,955
Public utilities	527,277	500,820	527,277
Corporate	1,334,157	1,229,533	1,334,157
Mortgage-backed	1,747,104	1,783,107	1,747,104
Asset-backed	68,204	55,011	68,204
Total securities held to maturity	3,831,417	3,727,353	3,831,417

Securities available for sale:
United States government and government
agencies and authorities	-	-	-
States, municipalities, and political subdivisions	77,160	63,839	63,839
Foreign Government	10,418	11,325	11,325
Public utilities	287,927	263,142	263,142
Corporate	1,239,712	1,119,247	1,119,247
Mortgage-backed	255,910	253,956	253,956
Asset-backed	25,819	20,074	20,074
Total securities available for sale	1,896,946	1,731,583	1,731,583
Total fixed maturity bonds	5,728,363	5,458,936	5,563,000

Equity securities:
Securities available for sale:
Common stocks:
Public utilities	877	1,027	1,027
Banks, trust and insurance companies (2)	46	41	41
Corporate	3,340	2,997	2,997
Preferred stocks	2,649	2,428	2,428
Total equity securities	6,912	6,493	6,493

Derivatives	56,808		11,920
Mortgage loans (3)	67,116		67,116
Policy loans	79,277		79,277
Other long-term investments (4)	15,481		14,168
Total investments other than
investments in related parties	$5,953,957		5,741,974

Notes:
(1) Bonds are shown at amortized cost, mortgage loans are shown at unpaid principal balances before allowances for possible losses, and real estate is stated at cost before allowances for possible losses.
(2) Equity securities with related parties having a cost of $0.2 million and balance sheet amount of $7.2 million have been excluded.
(3) Mortgage loans with related parties totaling $23.6 million have been excluded.
(4) Real estate acquired by foreclosure included in other long-term investments is as follows: cost $1.6 million; balance sheet amount $1.3 million.
See accompanying report of Independent Registered Public Accounting Firm.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2008, 2007, and 2006
(In thousands)

		(1)
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Reductions	Transfers	Period

Valuation accounts deducted
from applicable assets:

Allowance for possible
losses on mortgage loans:

December 31, 2008	$3,567	1,020	-	-	4,587

December 31, 2007	$2,100	1,467	-	-	3,567

December 31, 2006	$-	2,100	-	-	2,100

Allowance for possible
losses on real estate:

December 31, 2008	$-	-	-	-	-

December 31, 2007	$-	-	-	-	-

December 31, 2006	$-	-	-	-	-

Notes:
(1) These amounts were recorded to realized (gains) losses on investments.

See accompanying report of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: March 13, 2009	/S/Robert L. Moody
By: Robert L. Moody, Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/S/Robert L. Moody	Chairman of the Board and	March 13, 2009
Robert L. Moody	Chief Executive Officer, and Director
(Principal Executive Officer)

/S/ Ross R. Moody	President and Chief Operating Officer, and Director	March 13, 2009
Ross R. Moody

/S/ Brian M. Pribyl	Senior Vice President - Chief Financial &	March 13, 2009
Brian M. Pribyl	Administrative Officer, and Treasurer
(Principal Financial Officer)

/S/Michael G. Kean	Vice President, Controller & Assistant Treasurer	March 13, 2009
Michael G. Kean	(Principal Accounting Officer)

/S/Stephen E. Glasgow	Director	March 13, 2009
Stephen E. Glasgow

/S/E. Douglas McLeod	Director	March 13, 2009
E. Douglas McLeod

/S/Charles D. Milos	Director	March 13, 2009
Charles D. Milos

/S/Frances A. Moody-Dahlberg	Director	March 13, 2009
Frances A. Moody-Dahlberg

/S/Russell S. Moody	Director	March 13, 2009
Russell S. Moody

/S/Louis E. Pauls, Jr.	Director	March 13, 2009
Louis E. Pauls, Jr.

/S/E.J. Pederson	Director	March 13, 2009
E.J. Pederson