Form 10-Q
period 2009-03-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2009-05-11
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

As of May 7, 2009, the number of shares of Registrant's common stock outstanding was: Class A – 3,425,966 and Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	March 31,	December 31,
ASSETS	2009	2008

Investments:
Securities held to maturity, at amortized cost
(fair value: $3,860,173 and $3,727,353)	$3,920,491	3,831,417
Securities available for sale, at fair value
(cost: $1,899,594 and $1,904,053)	1,762,988	1,745,266
Mortgage loans, net of allowance for possible losses
($4,593 and $4,587)	91,430	90,733
Policy loans	77,299	79,277
Derivatives, index options	9,116	11,920
Other long-term investments	13,648	14,168

Total Investments	5,874,972	5,772,781

Cash and short-term investments	28,089	67,796
Deferred policy acquisition costs	696,564	701,984
Deferred sales inducements	124,579	120,955
Accrued investment income	66,572	64,872
Federal income tax receivable	-	1,820
Other assets	62,208	56,272

	$6,852,984	6,786,480

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2009	2008

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$137,362	137,530
Universal life and annuity contracts	5,470,463	5,424,968
Other policyholder liabilities	134,679	131,963
Federal income tax liability:
Current	3,462	-
Deferred	33,988	26,506
Other liabilities	61,068	79,300

Total liabilities	5,841,022	5,800,267

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,425,966 and
3,425,454 issued and outstanding in 2009 and 2008	3,426	3,426
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2009 and 2008	200	200
Additional paid-in capital	36,680	36,680
Accumulated other comprehensive loss	(54,637)	(65,358)
Retained earnings	1,026,293	1,011,265

Total stockholders’ equity	1,011,962	986,213

	$6,852,984	6,786,480

Note:  The condensed consolidated balance sheet at December 31, 2008, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
(In thousands, except per share amounts)

	2009	2008

Premiums and other revenue:
Life and annuity premiums	$4,131	3,894
Universal life and annuity contract revenues	38,571	32,218
Net investment income	70,606	59,430
Other income	3,594	3,139
Realized losses on investments	(5,345)	(44)

Total premiums and other revenue	111,557	98,637

Benefits and expenses:
Life and other policy benefits	13,028	10,455
Amortization of deferred policy acquisition costs	27,948	26,249
Universal life and annuity contract interest	35,266	26,617
Other operating expenses	12,713	13,430

Total benefits and expenses	88,955	76,751

Earnings before Federal income taxes	22,602	21,886

Provision for Federal income taxes:
Current	5,864	3,890
Deferred	1,710	3,550

Total Federal income taxes	7,574	7,440

Net earnings	$15,028	14,446

Basic Earnings Per Share:
Class A	$4.26	4.10
Class B	$2.13	2.05

Diluted Earnings Per Share:
Class A	$4.26	4.07
Class B	$2.13	2.05

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008

Net earnings	$15,028	14,446

Other comprehensive income, net of effects of
deferred costs and taxes:
Unrealized gains on securities:
Net unrealized holding gains arising during period	7,645	408
Reclassification adjustment for net losses (gains)
included in net earnings	2,701	(36)
Amortization of net unrealized losses (gains) related
to transferred securities	(32)	16

Net unrealized gains on securities	10,314	388

Foreign currency translation adjustments	(5)	(181)

Benefit plans:
Amortization of net prior service cost and net gain	412	309

Other comprehensive gain	10,721	516

Comprehensive income	$25,749	14,962

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008
Common stock:
Balance at beginning of year	$3,626	3,622
Shares exercised under stock option plan	-	3

Balance at end of period	3,626	3,625

Additional paid-in capital:
Balance at beginning of year	36,680	36,236
Shares exercised under the stock option plan	-	327

Balance at end of period	36,680	36,563

Accumulated other comprehensive (loss):
Unrealized (losses) gains on securities:
Balance at beginning of year	(53,770)	1,184
Change in unrealized gains during period	10,314	388

Balance at end of period	(43,456)	1,572

Foreign currency translation adjustments:
Balance at beginning of year	2,966	3,078
Change in translation adjustments during period	(5)	(181)

Balance at end of period	2,961	2,897

Benefit plan liability adjustment:
Balance at beginning of year	(14,554)	(11,327)
Amortization of net prior service cost and net gain	412	309

Balance at end of period	(14,142)	(11,018)

Accumulated other comprehensive loss at end of period	(54,637)	(6,549)

Retained earnings:
Balance at beginning of year	1,011,265	978,892
Net earnings	15,028	14,446

Balance at end of period	1,026,293	993,338

Total stockholders' equity	$1,011,962	1,026,977

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008

Cash flows from operating activities:
Net earnings	$15,028	14,446
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and annuity contract interest	40,230	26,617
Surrender charges and other policy revenues	(15,598)	(9,568)
Realized losses on investments	5,345	44
Accrual and amortization of investment income	(1,427)	(1,300)
Depreciation and amortization	(2,062)	272
Decrease in value of derivatives	1,365	20,480
Increase in deferred policy acquisition and sales inducement costs	(4,516)	(1,535)
Decrease (increase) in accrued investment income	(1,700)	812
Increase in other assets	(6,930)	(2,773)
Increase (decrease) in liabilities for future policy benefits	(170)	52
Increase in other policyholder liabilities	2,715	10,285
Increase in Federal income tax liability	7,211	8,100
(Decrease) increase in other liabilities	589	(814)
Other	29	1,810

Net cash provided by operating activities	40,109	66,928

Cash flows from investing activities:
Proceeds from sales of:
Securities available for sale	11,595	124
Other investments	1,820	197
Proceeds from maturities and redemptions of:
Securities held to maturity	310,381	248,009
Securities available for sale	38,830	78,696
Derivatives	11,605	8,964
Purchases of:
Securities held to maturity	(416,297)	(234,856)
Securities available for sale	(49,420)	(67,636)
Other investments	(10,120)	(11,810)
Principal payments on mortgage loans	1,493	1,308
Cost of mortgage loans acquired	(2,513)	(777)
Decrease (increase) in policy loans	1,978	(1,546)
Other	-	(1,893)

Net cash provided by (used in) investing activities	(100,648)	18,780

(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008

Cash flows from financing activities:
Deposits to account balances for universal life
and annuity contracts	$166,815	115,410
Return of account balances on universal life
and annuity contracts	(145,978)	(152,553)
Issuance of common stock under stock option plan	-	330

Net cash provided by (used in) financing activities	20,837	(36,813)

Effect of foreign exchange	(5)	(104)

Net increase (decrease) in cash and short-term investments	(39,707)	48,791
Cash and short-term investments at beginning of period	67,796	45,206

Cash and short-term investments at end of period	$28,089	93,997

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$10	10
Income taxes	582	-

Noncash operating activities:
Deferral of sales inducements	4,965	1,678

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of National Western Life Insurance Company and its subsidiaries (“Company”) as of March 31, 2009, and the results of its operations and its cash flows for the three months ended March 31, 2009 and 2008.  The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov.

The accompanying condensed consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly-owned subsidiaries: The Westcap Corporation, NWL Investments, Inc., NWL Services, Inc., NWL Financial, Inc., and Regent Care San Marcos Holdings, LLC.  All significant intercorporate transactions and accounts have been eliminated in consolidation.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods.   Actual results could differ from those estimates. Significant estimates in the accompanying condensed consolidated financial statements include (1) liabilities for future policy benefits, (2) valuation of derivative instruments, (3) recoverability and amortization of deferred policy acquisition costs, (4) valuation allowances for deferred tax assets, (5) other-than-temporary impairment losses on debt securities, and (6) valuation allowances for mortgage loans and real estate.

Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

(2)  NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. The Company adopted this guidance effective January 1, 2008 and the adoption did not have an impact on the Company’s consolidated financial statements.  See related disclosures in Note 10 to Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 establishes accounting and reporting standards for entities that have equity investments that are not attributable directly to the parent, called noncontrolling interests or minority interests. Specifically, SFAS 160 states where and how to report noncontrolling interests in the consolidated statements of financial position and operations, how to account for changes in noncontrolling interests and provides disclosure requirements.  The provisions of SFAS 160 were effective beginning January 1, 2009.  The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial condition and results of operations.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  SFAS 141(R) establishes how an entity accounts for the identifiable assets acquired, liabilities assumed, and any noncontrolling interests acquired, how to account for goodwill acquired and determines what disclosures are required as part of a business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, early adoption is prohibited.  The adoption of this statement did not have any impact on the Company’s consolidated financial condition and results of operations.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years and interim periods beginning after November 15, 2008.  The adoption of FSP FAS 157-2 did not have a material impact on the Company’s consolidated financial condition and results of operations.

On April 9, 2009 the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact the adoption of this FSP will have on its consolidated financial position, results of operations and disclosures.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This statement requires enhanced disclosures regarding an entity’s derivative and hedging activity to enable investors to better understand the effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 as of January 1, 2009.  See Note 11 for disclosures regarding derivative instruments and hedging activities.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP amends SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, to require disclosures by entities that assume credit risk through the sale of credit derivatives including credit derivatives embedded in a hybrid instrument to enable users of financial statements to assess the potential effect on its financial position, financial performance, and cash flows from these credit derivatives. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require additional disclosure about the current status of the payment/performance risk of a guarantee. FSP FAS 133-1 and FIN 45-4 are effective for financial statements issued for fiscal years and interim periods ending after November 15, 2008. The Company adopted FSP FAS 133-1 and FIN 45-4 effective January 1, 2009.  The adoption did not have a material effect on the Company’s consolidated financial condition and results of operations.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP requires that information about plan assets be disclosed, on an annual basis, based on the fair value disclosure requirements of SFAS No. 157. The Company would be required to separate plan assets into the three fair value hierarchy levels and provide a rollforward of the changes in fair value of plan assets classified as Level 3. The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009, but would have no effect on the Company’s consolidated financial condition and results of operations.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20.  The FSP amends EITF 99-20’s impairment model more consistent with SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, removing its exclusive reliance on “market participant” estimate of future cash flows used in determining fair value.  Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows management to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred.  The new FSP was effective for the Company as of December 31, 2008 and did not have a significant impact on the consolidated financial statements of the Company.

On April 9, 2009 the FASB issued FSP FAS 107-1 and APB 28-1,  Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that the adoption of this statement will have on its consolidated financial position, results of operations and disclosures.

On April 9, 2009 the FASB issued FSP FAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The company is currently evaluating the impact that the adoption of this FSP will have on its consolidated financial position, results of operations and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

(3)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The Company did not pay cash dividends on common stock during the three months ended March 31, 2009 and 2008.

Continued on Next Page

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

	Three Months Ended March 31,
	2009		2008
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and
Diluted Earnings Per Share:
Net income	$15,028		14,446
Dividends – Class A shares	-		-
Dividends – Class B shares	-		-

Undistributed income	$15,028		14,446

Allocation of net income:
Dividends	$-	-	-	-
Allocation of undistributed income	14,602	426	14,036	410

Net income	$14,602	426	14,036	410

Denominator:
Basic earnings per share -
weighted-average shares	3,426	200	3,423	200
Effect of dilutive
stock options	3	-	24	-

Diluted earnings per share -
adjusted weighted-average
shares for assumed
conversions	3,429	200	3,447	200

Basic Earnings Per Share	$4.26	2.13	4.10	2.05

Diluted Earnings Per Share	$4.26	2.13	4.07	2.05

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(5)  PENSION AND OTHER POSTRETIREMENT PLANS

(A)  Defined Benefit Pension Plans

The Company sponsors a qualified defined benefit pension plan covering substantially all employees. The plan provides benefits based on the participants' years of service and compensation. The Company makes annual contributions to the plan that comply with the minimum funding provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). On October 19, 2007, the Company’s Board of Directors approved an amendment to freeze the Pension Plan as of December 31, 2007.  The freeze ceased future benefit accruals to all participants and closed the Plan to any new participants. In addition, all participants became immediately 100% vested in their accrued benefits as of that date.  Going forward future pension expense is projected to be minimal.  Fair values of plan assets and liabilities are measured as of the prior December 31 for each respective year.  The following summarizes the components of net periodic benefit cost.

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Service cost	$-	180
Interest cost	262	272
Expected return on plan assets	(222)	(275)
Amortization of prior service cost	1	1
Amortization of net loss	148	80

Net periodic benefit cost	$189	258

The Company expects to contribute $1.8 million to the plan in 2009.  During the three months ended March 31, 2009, the Company contributed $126,000 to the plan.

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

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following summarizes the components of net periodic benefit costs for these non-qualified plans.

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Service cost	$37	193
Interest cost	308	241
Amortization of prior service cost	260	260
Amortization of net loss	198	101

Net periodic benefit cost	$803	795

The Company expects to contribute $2.0 million to these plans in 2009.  During the three months ended March 31, 2009, the Company did not contribute to the plan.

(B)  Defined Benefit Postretirement Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following summarizes the components of net periodic benefit costs.

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Interest cost	$32	35
Amortization of net loss	-	7
Amortization of prior service cost	26	26

Net periodic benefit cost	$58	68

As previously disclosed in its financial statements for the year ended December 31, 2008, the Company expects to contribute minimal amounts to the plan in 2009.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(6)  SEGMENT AND OTHER OPERATING INFORMATION

Under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information for the quarters ended March 31, 2009 and 2008 is provided below.

Selected Segment Information:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Total
	(In thousands)

March 31, 2009:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$64,022	218,487	538,634	-	821,143
Total segment assets	389,812	983,113	5,298,071	134,691	6,805,687
Future policy benefits	317,526	599,477	4,690,822	-	5,607,825
Other policyholder liabilities	13,125	19,768	101,786	-	134,679

Three Months Ended
March 31, 2009:
Condensed Income Statements:
Premiums and contract
revenues	$9,539	26,249	6,914	-	42,702
Net investment income	5,098	4,058	60,021	1,429	70,606
Other income	14	27	135	3,418	3,594

Total revenues	14,651	30,334	67,070	4,847	116,902

Policy benefits	3,821	7,724	1,483	-	13,028
Amortization of deferred
acquisition costs	2,355	13,162	12,431	-	27,948
Universal life and investment
annuity contract interest	2,272	3,720	29,274	-	35,266
Other operating expenses	2,730	3,506	3,194	3,283	12,713
Federal income taxes	1,173	746	6,988	538	9,445

Total expenses	12,351	28,858	53,370	3,821	98,400

Segment earnings	$2,300	1,476	13,700	1,026	18,502

Continued on Next Page

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

Three Months Ended
March 31, 2008:
Condensed Income Statements:
Premiums and contract
revenues	$6,619	23,485	6,008	-	36,112
Net investment income	5,161	3,039	50,297	933	59,430
Other income	6	12	38	3,083	3,139

Total revenues	11,786	26,536	56,343	4,016	98,681

Policy benefits	4,205	5,313	937	-	10,455
Amortization of deferred
acquisition costs	2,287	8,791	15,171	-	26,249
Universal life and investment
annuity contract interest	2,355	2,694	21,568	-	26,617
Other operating expenses	2,974	3,872	3,806	2,778	13,430
Federal income taxes	(12)	1,994	5,052	421	7,455

Total expenses	11,809	22,664	46,534	3,199	84,206

Segment earnings (losses)	$(23)	3,872	9,809	817	14,475

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$42,702	36,112
Net investment income	70,606	59,430
Other income	3,594	3,139
Realized losses on investments	(5,345)	(44)

Total consolidated premiums and other revenue	$111,557	98,637

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$9,445	7,455
Taxes on realized losses on investments	(1,871)	(15)

Total consolidated Federal income taxes	$7,574	7,440

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net Earnings:
Total segment earnings	$18,502	14,475
Realized losses on investments, net of taxes	(3,474)	(29)

Total consolidated net earnings	$15,028	14,446

	March 31,
	2009	2008
	(In thousands)
Assets:
Total segment assets	$6,805,687	6,828,559
Other unallocated assets	47,297	32,515

Total consolidated assets	$6,852,984	6,861,074

(7)  SHARE-BASED PAYMENTS

The Company has issued only nonqualified stock options and stock appreciation rights.  The Company has a stock and incentive plan ("1995 Plan") which provides for the grant of any or all of the following types of awards to eligible employees:  (1) stock options, including incentive stock options and nonqualified stock options;  (2) stock appreciation rights, in tandem with stock options or freestanding;  (3) restricted stock; and  (4) performance awards.  The 1995 Plan began on April 21, 1995, and was amended on June 25, 2004 to extend the termination date to April 20, 2010.  The number of shares of Class A, $1.00 par value, common stock which may be issued under the 1995 Plan, or as to which stock appreciation rights or other awards may be granted, may not exceed 300,000.  Effective June 20, 2008, the Company’s shareholders approved a 2008 Incentive Plan (“2008 Plan”).  The 2008 Plan is substantially similar to the 1995 Plan and authorized an additional number of Class A, $1.00 per value, common stock shares eligible for issue not to exceed 300,000.  These shares may be authorized and unissued shares.

All of the employees of the Company and its subsidiaries are eligible to participate in the two Plans.  In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options.  Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options.  The directors’ grants vest 20% annually following one full year of service to the Company from the date of grant.  The employees’ grants vest 20% annually following three full years of service to the Company from the date of grant.  All grants issued expire after ten years.  On February 19, 2009, the Company awarded 29,393 stock appreciation rights to Company officers and 9,000 stock appreciation rights to Company directors at a market value price of $114.64.  No awards were issued during the first quarter of 2008.

Continued on Next Page

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

In August 2008, the Company implemented another limited stock buy-back program, substantially similar to the 2006 program, for shares issued under the 2008 Plan.

The Company uses the current fair value method to measure compensation cost.  As of March 31, 2009 and 2008, the liability balance was $1.6 million and $6.4 million, respectively.  A summary of shares available for grant and stock option activity is detailed below.

Options Outstanding
Weighted-
	Shares		Average
	Available		Exercise
	For Grant	Shares	Price

Stock Options:	291,400	105,812	$174.33
Balance at January 1, 2009
Exercised	-	-	-
Forfeited	-	-	-
Stock options granted	-	-	-

Balance at March 31, 2009	291,400	105,812	$174.33

	Stock Appreciation Rights Outstanding
		Weighted-
		Average
		Exercise
	Awards	Price

Stock Appreciation Rights:
Balance at January 1, 2009	2,750	$245.70
SARs granted February 19, 2009	38,393	114.64

Balance at March 31, 2009	41,143	$123.40

The total intrinsic value of options exercised was $0 and $1.6 million for the three months ended March 31, 2009 and 2008, respectively.  The total share-based liabilities paid were $0 and $1.3 million for the three months ended March 31, 2009 and 2008, respectively.  For the quarters ended March 31, 2009 and 2008, the total cash received from the exercise of options under the Plan was $0 and $0.3 million, respectively.  There were no shares vested during the first quarter of 2009.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes information about stock options and SARs outstanding at March 31, 2009.

	Options Outstanding
		Weighted-
		Average
	Number	Remaining	Options
	Outstanding	Contractual Life	Exercisable
Exercise prices:
$ 92.13	10,194	2.1 years	10,194
95.00	6,000	2.2 years	6,000
150.00	52,350	5.0 years	21,450
255.13	28,268	9.0 years	-
208.05	9,000	9.2 years	-
236.00	1,250	9.4 years	-
251.49	1,000	9.4 years	-
256.00	500	9.5 years	-
114.64	38,393	9.9 years	-

Totals	146,955		37,644

Aggregate intrinsic value
(in thousands)	$321		$321

The aggregate intrinsic value in the table above is based on the closing stock price of $113.00 per share on March 31, 2009.

In estimating the fair value of the options outstanding at March 31, 2009 and December 31, 2008, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	2009	2008

Expected term of options	1 to 9 years	2 to 10 years
Expected volatility:
Range	28.41% to 101.39%	24.70% to 77.55%
Weighted-average	44.03%	37.10%
Expected dividend yield	0.30%	0.22%
Risk-free rate:
Range	1.58% to 2.89%	1.44% to 2.40%
Weighted-average	2.27%	1.94%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term.

The pre-tax compensation cost recognized in the financial statements related to the Plan was $(2.2) million and $(0.1) million for the three months ended March 31, 2009 and 2008, respectively.  The related tax expense recognized was $0.8 million and $0 for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, the total compensation cost related to nonvested options not yet recognized was $1.8 million.  This amount is expected to be recognized over a weighted-average period of 2.5 years.  The Company recognizes compensation cost over the graded vesting periods.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(8) COMMITMENTS AND CONTINGENCIES

(A) Legal Proceedings

The Company is a defendant in two class action lawsuits.  In one case, the Court has certified a class consisting of certain California policyholders age 65 and older alleging violations under California Business and Professions Code section 17200.  The Court has additionally certified a subclass of 36 policyholders alleging fraud against their agent, and vicariously, against the Company.  A second class action lawsuit in federal court in California is in discovery and the Company is currently opposing a recently filed motion for class  certification. Management believes that the Company has good and meritorious defenses and intends to continue to vigorously defend itself against these claims.

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

In January 2009, the SEC published its newly adopted rule 151A, Indexed Annuities and Certain Other Insurance Contracts.  This rule defines “indexed annuities to be securities and thus subject to regulation by the SEC and under federal securities laws”.  Currently indexed annuities sold by life insurance companies are regulated by the States as Insurance products and Section 3(a)(8) of the Securities Act of 1933 provides an exemption for certain “annuity contracts,” “optional annuity contracts,” and other insurance contracts.  The new rule is not effective until January 12, 2011.  The Company and others have filed suit in the U. S. Court of Appeals for the District of Columbia to overturn this rule.  The court heard oral arguments on May 8, 2009, and is expected to issue its ruling before September 2009.  In the event rule 151A is not overturned, it could have a material effect on our business, results of operations and financial condition.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(9) INVESTMENTS

(A) Debt and Equity Securities

The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at March 31, 2009.

	Securities Held to Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Agencies	$48,190	3,554	-	51,744

U.S. Treasury	1,922	546	-	2,468

States and political subdivisions	27,306	298	387	27,217

Foreign governments	9,957	737	-	10,694

Public utilities	611,700	8,902	22,180	598,422

Corporate	1,420,419	15,962	129,897	1,306,484

Mortgage-backed	1,735,321	83,253	2,904	1,815,670

Asset-backed	65,676	153	18,355	47,474

Totals	$3,920,491	113,405	173,723	3,860,173

	Securities Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Agencies	$-	-	-	-

U.S. Treasury	-	-	-	-

States and political subdivisions	76,793	389	6,809	70,373

Foreign governments	10,403	690	-	11,093

Public utilities	298,441	1,364	16,001	283,804

Corporate	1,230,730	8,852	126,003	1,113,579

Mortgage-backed	250,987	10,018	6,134	254,871

Asset-backed	25,463	-	9,026	16,437

Equity securities	6,777	7,231	1,177	12,831

Totals	$1,899,594	28,544	165,150	1,762,988

Continued on Next Page

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

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table shows the gross unrealized losses and fair values of the Company's investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2009.

	Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. Agencies	$-	-	-	-	-	-

U.S. Treasury	-	-	-	-	-	-

State and political
subdivisions	7,609	(136)	3,041	(251)	10,650	(387)

Foreign governments	-	-	-	-	-	-

Public utilities	246,211	(12,786)	113,041	(9,394)	359,252	(22,180)

Corporate bonds	557,379	(52,498)	303,618	(77,399)	860,997	(129,897)

Mortgage-backed	23,471	(638)	39,786	(2,266)	63,257	(2,904)

Asset-backed	16,748	(2,107)	25,539	(16,248)	42,287	(18,355)

Total temporarily
impaired securities	$851,418	(68,165)	485,025	(105,558)	1,336,443	(173,723)

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U. S. Agencies	$-	-	-	-	-	-

U.S. Treasury	-	-	-	-	-	-

State and political
subdivisions	45,409	(5,719)	15,740	(1,090)	61,149	(6,809)

Foreign governments	-	-	-	-	-	-

Public utilities	108,175	(5,189)	107,313	(10,812)	215,488	(16,001)

Corporate bonds	469,875	(54,904)	353,872	(71,099)	823,747	(126,003)

Mortgage-backed	39,126	(1,401)	9,809	(4,733)	48,935	(6,134)

Asset-backed	9,196	(1,014)	7,241	(8,012)	16,437	(9,026)
	671,781	(68,227)	493,975	(95,746)	1,165,756	(163,973)

Equity securities	1,992	(641)	1,996	(536)	3,988	(1,177)

Total temporarily
impaired securities	$673,773	(68,868)	495,971	(96,282)	1,169,744	(165,150)

Debt securities. The gross unrealized losses for debt securities at March 31, 2009 are made up of 414 individual issues, or 52.4% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 88.1%. Of the 414 securities, 177, or approximately 42.8%, fall in the 12 months or greater aging category; of the 414 debt securities, 392 were rated investment grade at March 31, 2009.  Additional information on debt securities by investment category is summarized below:

State and political subdivisions.  The unrealized losses on these investments are the result of holdings in 52 securities.  Of these securities, all are rated A or above except one which is rated BB+.  Based on these facts and the Company's intent to hold to maturity, no other-than-temporary loss was recognized as of March 31, 2009.

Public utilities.  Of the 88 securities, all are rated BBB or above except two, one is priced at 94% of par and the other at 70% of par.  At this time, the Company does not consider any of these unrealized losses as other-than-temporary.

Corporate bonds. Corporate securities with unrealized losses are reviewed based on monitoring procedures including; review of the amount of the unrealized loss, the length of time that the issue has been in an unrealized loss position, credit ratings, analyst reports, and recent issuer financial information.  A total of 232 securities had unrealized losses; with 14 issues rated below investment grade. More extensive analysis was performed on these 14 issues and based on the work performed, none of the unrealized losses are considered other-than-temporarily impaired at March 31, 2009.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Mortgage-backed securities. These securities are all rated AAA.  The Company generally purchases these investments at a discount relative to their face amount and it is expected that the securities will not be settled at a price less than the stated par.  Because the decline in market value is attributable to the current illiquidity in the market and not credit quality, and because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, and based on the lack of adverse changes in expected cash flows, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

Asset-backed securities. Of the 28 securities, 18 are rated AAA, 2 are rated AA and 8 are rated below AA.  The Company performs a quarterly cash flow analysis on asset-backed securities that are rated below AA.  Based on the lack of adverse changes in expected cash flows, the 8 issues rated below AA are not considered impaired.

Equity securities.  The gross unrealized losses for equity securities are made up of 72 individual issues.  These holdings are reviewed for impairment quarterly.  During the three months ended March 31, 2009, the Company recorded other-than-temporary impairments on 18 equity securities.

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

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. Agencies	$-	-	-	-	-	-

U.S. Treasury	-	-	-	-	-	-

State and political
subdivisions	45,848	(8,675)	13,486	(4,978)	59,334	(13,653)

Foreign governments	-	-	-	-	-	-

Public utilities	148,901	(9,286)	105,498	(15,799)	254,399	(25,085)

Corporate bonds	560,028	(56,214)	367,933	(70,754)	927,961	(126,968)

Mortgage-backed	-	-	48,540	(7,693)	48,540	(7,693)

Asset-backed	11,745	(3,612)	8,329	(2,133)	20,074	(5,745)
	766,522	(77,787)	543,786	(101,357)	1,310,308	(179,144)

Equity securities	2,057	(577)	1,205	(328)	3,262	(905)

Total temporarily
impaired securities	$768,579	(78,364)	544,991	(101,685)	1,313,570	(180,049)

(B) Investment Gains and Losses

The table below presents realized investment gains and losses for the periods indicated.

	Three months ended March 31,
	2009	2008
	(In thousands)
Available for sale debt securities:
Realized gains on disposal	$58	57
Realized losses on disposal	(150)	-
Held to maturity debt securities:
Realized gains on disposal	79	122
Realized losses on disposal	(5)	-
Impairments on debt securities	(4,875)	(258)
Equity securities realized gains (losses)	(41)	7
Equity securities impairments	(405)	-
Mortgage loans	(6)	-
Other	-	28

Totals	$(5,345)	(44)

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(10)  FAIR VALUES OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements.

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

Financial assets and liabilities recorded at fair value on the Condensed Consolidated Balance Sheets are categorized as follows:

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

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	March 31, 2009
Description	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$1,750,157	-	1,743,181	6,976
Equity securities, available for sale	12,831	5,674	-	7,157
Derivatives	9,116	-	9,116	-

Total assets	$1,772,104	5,674	1,752,297	14,133

Policyholder account balances (a)	$16,027	-	16,027	-
Other liabilities (b)	1,573	-	-	1,573

Total liabilities	$17,600	-	16,207	1,573

	December 31, 2008
Description	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$1,731,583	-	1,721,341	10,242
Equity securities, available for sale	13,683	6,493	-	7,190
Derivatives	11,920	-	11,920	-

Total assets	$1,757,186	6,493	1,733,261	17,432

Policyholder account balances (a)	$19,377	-	19,377	-
Other liabilities (b)	3,787	-	-	3,787

Total liabilities	$23,164	-	19,377	3,787

(a)  Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)  Represents the liability for share-based compensation.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables provide additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	For the Three Months Ended March 31, 2009
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	For Sale	For Sale	Assets	Liabilities
	(In thousands)

Beginning balance, January 1, 2009	$10,242	7,190	17,432	3,787
Total realized and unrealized gains (losses):
Included in net income	-	-	-	(2,275)
Included in other comprehensive loss	(3,264)	(33)	(3,297)	-
Purchases, sales, issuances and settlements, net	(2)	-	(2)	61
Transfers into (out of) Level 3	-	-	-	-

Ending balance, March 31, 2009	$6,976	7,157	14,133	1,573

Amount of total gains (losses) for the period
included in net income attributable to the change
in unrealized gains (losses) relating to assets still
held as of March 31, 2009	$-	-	-	(2,275)

Realized gains (losses) on debt and equity securities are reported in the consolidated statements of earnings as net investment gains (losses), unrealized gain (losses) on available for sale debt and equity securities are reported as other comprehensive income (loss) within stockholders’ equity.

The fair value hierarchy classifications are reviewed each reporting period. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes. Reclassifications are reported as transfers into and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy at March 31, 2009 are as follows:

Description	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired held to maturity
securities	$3,534	-	-	3,534

In accordance with the provisions of EITF 99-20, the Company recorded other-than-temporary impairments on certain held-to-maturity securities during the three months ended March 31, 2009 due to adverse changes in cash flows.  These securities had a carrying value of $4.3 million and were written down to their fair market value of $3.5 million.

As of December 31, 2008, all held-to-maturity securities for which an other-than-temporary impairment had been recorded were transferred to available-for-sale due to the events leading to the writedowns also providing evidence of a significant deterioration in the issuers’ creditworthiness.

Continued on Next Page

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

(11)  Derivative Investments

Fixed-indexed products provide traditional fixed annuities and universal life contracts with the option to have credited interest rates linked in part to an underlying equity index or a combination of equity indices.  The equity return component of such policy contracts is identified separately and accounted for in future policy benefits as embedded derivatives on the consolidated balance sheet.  The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity or universal life contracts. The host contracts are accounted for under debt instrument type accounting in which future policy benefits are recorded as discounted debt instruments that are accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates.

The Company purchases over-the-counter index options, which are derivative financial instruments, to hedge the equity return component of its fixed-indexed annuity and life products.  The index options act as hedges to match closely the returns on the underlying index or indices.  The amounts which may be credited to policyholders are linked, in part, to the returns of the underlying index or indices. As a result, changes to policyholders' liabilities are substantially offset by changes in the value of the options. Cash is exchanged upon purchase of the index options and no principal or interest payments are made by either party during the option periods. Upon maturity or expiration of the options, cash is paid to the Company based on the underlying index or indices performance and terms of the contract.

The Company does not elect hedge accounting relative to these derivative instruments. The index options are reported at fair value in the accompanying consolidated financial statements.  The changes in the values of the index options and the changes in the policyholder liabilities are both reflected in the condensed consolidated statement of earnings.  Any changes relative to the embedded derivatives associated with policy contracts are reflected in contract interest in the condensed consolidated statement of earnings.  Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in values, are reflected as net investment income in the condensed consolidated statement of earnings.

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings.  In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which may further reduce the Company's credit exposure.  At March 31, 2009 and 2008, the fair values of index options owned by the Company totaled $9.1 million and $8.1 million, respectively.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the fair value of derivative instruments of March 31, 2009.

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
		(In millions)		(In millions)
Derivatives not designated as
hedging instruments under
statement 133

Equity index options	Derivatives,
	Index Options	$9,166

			Universal Life
			and Annuity
Fixed-index products			Contracts	$16,027

Total		$9,166		$16,027

The table below presents the effect of derivative instruments in the condensed consolidated statement of earnings for the three months ended March 31, 2009.
		Amount of Gain
		or (Loss)
		Recognized In
Derivatives Not Designated as	Location of Gain or (Loss) Recognized	Income on
Hedging Instruments Under Statement 133	In Income on Derivative	Derivative
		(In millions)

Equity index options	Net investment income	$(12,970)

Fixed-index products	Universal life and annuity contract interest	3,350

		$(9,620)

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

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three months ended March 31, 2009 follows.  This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes beginning on page 3 of this report.

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

The Company monitors these factors continually as key business indicators.  The discussion that follows in this Item includes these indicators and presents information useful to an overall understanding of the Company’s business performance in 2009, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Insurance Operations - Domestic

The Company is currently licensed to do business in all states except for New York.  Products marketed are annuities, universal life insurance, fixed-indexed annuities and fixed-indexed universal life, and traditional life insurance, which include both term and whole life products.  The Company’s domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-indexed annuities.  Most of these annuities can be sold as tax qualified or nonqualified products.  At March 31, 2009, the Company maintained approximately 117,000 annuity policies in force.

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

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper socioeconomic classes.  Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another.  Products issued to international residents are almost entirely universal life and traditional life insurance products.  However, certain annuity and investment contracts are also available. At March 31, 2009, the Company had approximately 73,680 international life insurance policies in force representing approximately $15.8 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 5,000 independent international consultants and brokers currently contracted, 41% of which have submitted policy applications to the Company in the past twelve months.

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

	Three Months Ended March 31,
	2009	2008
	(In thousands)

International:
Universal life	$3,539	3,230
Traditional life	1,348	1,354
Fixed-indexed life	1,800	4,107
	6,687	8,691

Domestic:
Universal life	232	899
Traditional life	46	38
Fixed-indexed life	500	2,332
	778	3,269

Totals	$7,465	11,960

Life insurance sales as measured by annualized first year premiums declined 38% in the first quarter of 2009 as compared to the first quarter of 2008. Both of the Company's life insurance lines of business, international and domestic, posted decreases over the comparable results in the first quarter of 2008 with international sales 23% lower and domestic life sales down 76%.

Management has placed considerable emphasis on building domestic life insurance sales as a strategic focus for future growth. This focus was partially in response to comments from outside rating agencies who expressed a preference for a greater proportion of overall Company earnings to derive from the life insurance line of business. The Company’s domestic operations have historically been more heavily skewed toward annuity sales than on life insurance sales. The Company spent the greater part of 2003 and 2004 revamping its domestic life operations by changing the way it contracts distribution for life business, eliminating products and distribution that had not contributed significantly to earnings, and creating new and competitive products. A single premium universal life ("SPUL") product was launched at the end of 2003 beginning a diversification of the Company's product portfolio away from smaller dollar face amount policies. The Company released its first fixed equity-indexed universal life ("EIUL") product for its domestic markets at the end of 2005. Since its introduction, this product has generally accounted for 40% to 60% of domestic life insurance sales. The Company subsequently developed hybrids of the initial EIUL and SPUL products, combining features, and discontinued the marketing of smaller premium and volume life insurance policies. As a result, the Company attracted new independent distributors with access to customers purchasing larger face amounts of insurance per policy. During the latter part of 2008, the Company’s internal checking and monitoring procedures detected potential instances of rebating in certain geographic markets and instituted commission caps and other preventive procedures to discourage this practice.  Although not illegal in these markets, the practice of rebating is particularly prone to large face amount policies not renewing premium payments beyond the initial year of the policy.  The Company’s actions discouraged sales of larger face amounts resulting in lower sales levels and amounts of insurance per policy as shown below.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2004	101,700	234,500
Year ended December 31, 2005	137,900	245,900
Year ended December 31, 2006	315,800	254,700
Year ended December 31, 2007	416,800	251,000
Year ended December 31, 2008	455,200	272,000
Three months ended March 31, 2009	200,300	294,700

The Company's international life business consists of applications submitted from residents in various regions outside of the United States, the volume of which typically varies based upon changes in the socioeconomic climates of these regions. Historically, the Company has experienced a simultaneous combination of rising and declining sales in various countries; however, the appeal of the Company's dollar-denominated life insurance products overcomes many of the local and national difficulties. In the “financial crisis” economic climate of the past 12 to 18 months, individuals in countries outside of the United States have become increasingly leery of the U.S. economy and the stability of financial institutions and markets. These concerns have manifested in the past several quarters via reduced international sales.

Applications submitted from residents of Latin America and the Pacific Rim perennially have comprised the majority of the Company's international life insurance sales. Over the past few years, new sales efforts were directed toward the sale of a traditional endowment form of life insurance product for residents of Eastern European and the Commonwealth of Independent States (former Soviet Union). As noted previously, the Company’s international sales by geographic market tend to fluctuate with the socio and economic climates in these regions. The Company’s mix of international sales by geographic region is as follows.

	Three Months Ended March 31,
	2009	2008

Percentage of International Sales:
Latin America	65.8%	60.1%
Pacific Rim	23.5	25.3
Eastern Europe	10.7	14.6

Totals	100.0%	100.0%

Year-to-date, the Company has recorded sales to residents outside of the United States in over thirty different countries with Taiwan (22%), Brazil (19%), and Venezuela (10%) making up the largest markets.

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of March 31,
	2009	2008
	($ in thousands)
Universal life:
Number of policies	68,450	73,140
Face amounts	$7,785,350	8,157,590

Traditional life:
Number of policies	49,020	51,230
Face amounts	$2,184,620	1,856,520

Fixed-indexed life:
Number of policies	28,080	25,520
Face amounts	$6,534,820	5,828,780

Rider face amounts	$2,151,320	2,088,800

Total life insurance:
Number of policies	145,550	149,890
Face amounts	$18,656,110	17,931,690

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Fixed-indexed annuities	$106,865	73,008
Other deferred annuities	44,093	25,822
Immediate annuities	5,814	1,728

Total	$156,772	100,558

Annuity sales for the first quarter of 2009 were 56% higher than the comparable period in 2008 reversing a declining trend of the past several years. Since 2003 when the Company achieved nearly $1.2 billion in sales, annuity sales have trended lower due to a combination of declining interest rates, investors returning to alternative investment vehicles, rating agency concerns regarding the percentage of new business derived from the annuity line of business, and the Company managing its targeted levels of risk and statutory capital and surplus. In addition, during a large portion of the past several years the interest rate yield curve has either been inverted (shorter term rates higher than longer term rates) or relatively flat. In such an interest rate environment, consumers tend toward short term investment vehicles such as bank certificates of deposits rather than longer term choices which include fixed rate annuities.

The recessionary contraction and financial market crisis that began in the latter half of 2007 has impacted many annuity carriers. Losses from investment impairments and equity exposure through variable annuity product offerings have crippled the capital position of numerous insurers and limited their ability to write new business. The Company’s substantial capital position achieved through ongoing operating profitability and limited investment loss exposure has positioned it to write additional levels of annuity new business. The sales increase in the first quarter of 2009 over the first quarter of 2008 is indicative of the Company’s enhanced competitive position in the marketplace. Management has performed analyses of the capital strain associated with incrementally higher levels of annuity new business and determined that the Company’s capital position is more than sufficient to handle increased sales activity.

The Company's mix of annuity sales tends to shifts with interest rate levels and the relative performance of the equity market. Over the past several years, sales of fixed-indexed products have consistently accounted for more than one-half of all annuity sales and were 68% of annuity activity during the first three months of 2009. For all fixed-indexed products, the Company purchases over the counter options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-indexed products also provide the contractholder the alternative to elect a fixed interest rate crediting option. With the performance of the equity markets over the past eighteen months, an increasing percentage of fixed-indexed contractholders have elected this crediting option.

The level of annuity sales volume the past several years has required a greater level of asset/liability analysis. The Company monitors its asset/liability matching within the self-constraints of desired capital levels and risk tolerance. Despite the amounts of new business, the Company's capital level remains substantially above industry averages and regulator targets.

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of March 31,
	2009	2008
	($ in thousands)

Fixed-indexed annuities
Number of policies	33,390	32,380
GAAP annuity reserves	$2,050,431	1,959,740

Other deferred annuities
Number of policies	68,630	73,230
GAAP annuity reserves	$2,295,391	2,451,216

Immediate annuities
Number of policies	14,980	13,510
GAAP annuity reserves	$340,541	262,237

Total annuities
Number of policies	117,000	119,120
GAAP annuity reserves	$4,686,363	4,673,193

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

Investment activities of the Company are integral to its insurance operations. Since life insurance benefits may not be paid until many years into the future, the accumulation of cash flows from premium receipts are invested with income reported as revenue when earned. Anticipated yields on investments are reflected in premium rates, contract liabilities, and other product contract features.  These anticipated yields are implied in the interest required on the Company’s net insurance liabilities (future policy benefits less deferred acquisition costs) and contractual interest obligations in its insurance and annuity products.  The Company benefits to the extent actual net investment income exceeds the required interest on net insurance liabilities and manages the rates it credits on its products to maintain the targeted excess or “spread” of investment earnings over interest credited. The Company will continue to be required to provide for future contractual obligations in the event of a decline in investment yield. For more information concerning revenue recognition, investment accounting, and interest sensitivity, please refer to Note 1, Summary of Significant Accounting Policies, Note 9, Investments, in the Notes to Consolidated Financial Statements.

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

Other significant accounting policies, although not involving the same level of measurement uncertainties as those discussed above, but nonetheless important to an understanding of the financial statements, are described in Note 1, Summary of Significant Accounting Policies.

Impact of Recent Business Environment

The financial markets began experiencing stress during the second half of 2007 which significantly increased during 2008 and on into 2009. The volatility and disruption in the financial markets has caused the availability and cost of credit to be materially affected. Combined with volatile oil prices, depressed home prices, increasing foreclosures, falling equity market values, declining business and consumer confidence, and higher unemployment, these factors precipitated a severe recession that continued through the first quarter 2009. The combination of economic conditions began to negatively impact our sales in 2008, particularly in the international markets, and continued to adversely impact the demand for our life products during the first quarter of 2009. As such going forward, we also may experience a higher incidence of claims, lapses or surrenders of policies.

The fixed income markets, our primary investment source, are experiencing a high level of volatility and limited market liquidity conditions. Credit downgrade events have continued and there is an increased probability of default for many fixed income instruments. These volatile market conditions have also increased the difficulty of valuing certain securities as trading is less frequent and/or market data is less observable. Certain securities that were in active markets with significant observable data became illiquid due to the current financial environment resulting in valuations that require greater estimation and judgment as well as valuation methods which are more complex. Such valuations may not ultimately be realizable in a market transaction and may change very rapidly as market conditions change and valuation assumptions need to be modified.

Credit spreads (difference between bond yields and risk-free interest rates) on fixed maturity securities remain high given the market conditions. While the increase in credit spreads generated higher yields making our products more attractive to consumers, the higher rate levels caused a reduction in the carrying value of our marked-to-market investments in 2008 negatively impacting our financial condition and reported book value per share. There are early signs that the economy and the financial markets are starting to stabilize.  During the first quarter the fair value of our mark to market securities showed an increase from their year-end values.

Our operating strategy is to maintain capital levels substantially above regulatory and rating agency requirements. While not significant, our statutory capital levels were impacted during the first quarter as a result of rating declines on some of our holdings.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Traditional life and annuity premiums	$4,131	3,894
Universal life and annuity contract revenues	38,571	32,218
Net investment income (excluding derivatives)	83,576	83,987
Other income	3,594	3,139

Operating revenues	129,872	123,238
Derivative loss	(12,970)	(24,557)
Realized gains (losses) on investments	(5,345)	(44)

Total revenues	$111,557	98,637

Traditional life and annuity premiums - Traditional life and annuity premiums increased 6% in the first three months of 2009 compared to the same period in 2008.  Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. These are products that supplement the Company’s main core offering of universal life products, particularly equity-indexed universal life products.

Universal life and annuity contract revenues - Revenues for universal life and annuity contracts increased 19.7% for the three months in 2009 compared to 2008 and consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances.  Revenues in the form of cost of insurance charges were $21.3 million in the first quarter of 2009 compared to $20.0 million for the quarter ended March 31, 2008, reflecting the growing block of life insurance in force.  Surrender charges assessed against policyholder account balances upon withdrawal increased to $13.6 million in the first quarter of 2009 versus $9.0 million in 2008 indicative of a higher incidence of policy withdrawals and terminations.

Net investment income - A detail of net investment income is provided below.

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Gross investment income:
Debt securities	$79,727	78,693
Mortgage loans	1,859	1,959
Policy loans	1,476	1,520
Short-term investments	1,081	1,163
Other invested assets	414	1,308

Total investment income	84,557	84,643
Investment expenses	981	656

Net investment income
(excluding derivatives)	83,576	83,987
Derivative loss	(12,970)	(24,557)

Net investment income	$70,606	59,430

Income from other invested assets for the three months ended March 31, 2008 includes a settlement payment of $0.9 million from a previously impaired and sold security.  Derivative income and losses are recorded as a component of investment income but may fluctuate substantially from period to period based on the performance of the underlying indices.  See the discussion that follows this section relating to index options and derivatives.

To ensure the Company will be able to pay future commitments to policyholders and provide a financial return, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed maturity debt securities.  The income from these investments is closely monitored by the Company due to its significant impact on the business.  In the quarter ended March 31, 2009, the Company’s insurance operations purchased $191 million of debt securities with a weighted average yield to maturity of 6.34% and average Standard and Poor’s credit quality rating of “A”.

Net investment income performance is summarized as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Excluding derivatives:
Net investment income	$83,576	83,987
Average invested assets, at amortized cost	$5,820,019	5,820,135
Annual yield on average invested assets	5.74%	5.77%

Including derivatives:
Net investment income	$70,606	59,430
Average invested assets, at amortized cost	$5,863,471	5,886,236
Annual yield on average invested assets	4.82%	4.04%

The lower yield on average invested assets in 2009 compared to 2008 is due to the additional income recognized from the other invested assets in 2008. Although long-term interest rate levels were lower in the first quarter of 2009 compared to the first quarter of 2008, the increase in corporate spreads over treasury rates substantially offset the lower interest rate level such that long-term investment yields remained largely the same.  Net investment income performance is analyzed excluding the derivative income which is a common practice in the insurance industry in order to assess underlying profitability and results from ongoing operations.

Other income - Other income primarily pertains to the Company's operations involving a nursing home in Reno, Nevada.  Revenues associated with this operation were $3.4 million and $3.1 million for the three months ended March 31, 2009 and 2008, respectively.

Derivative income (loss) - Index options are derivative financial instruments used to hedge the equity return component of the Company's fixed-indexed products. Index options are intended to act as hedges to match closely the returns on the product’s underlying reference index and the rise or decline in the index causes option values to likewise increase or decline.  Any income or loss from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income. However, increases or decreases in income from these options are substantially offset by corresponding increases or decreases in amounts credited to fixed-indexed annuity and life policyholders.

Derivative components included in net investment income and the corresponding contract interest amounts are detailed below for each date presented.

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Derivatives:
Unrealized loss	$(1,365)	(20,480)
Realized loss	(11,605)	(4,077)

Total loss included in net investment income	$(12,970)	(24,557)

Total contract interest	$35,265	26,617

Benefits and Expenses.  The following details benefits and expenses.

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Life and other policy benefits	$13,028	10,455
Amortization of deferred acquisition costs	27,948	26,249
Universal life and annuity contract interest	35,266	26,617
Other operating expenses	12,713	13,430

Totals	$88,955	76,751

Life and other policy benefits - Death claim benefits increased to $9.9 million during the first quarter of 2009 from $8.0 million for the quarter ended March 31, 2008.  During the quarter the Company reviewed and updated its IBNR claims reserving assumptions.  The updated estimates resulted in a one-time reduction in the IBNR claims reserve.  While death claim amounts are subject to variation from period to period, the Company's mortality experience has generally been consistent with or better than its product pricing assumptions.

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

Amortization of deferred policy acquisition costs increased by $1.7 million in the first quarter of 2009 compared to 2008. The increase in amortization reflects the current quarter activity related to partial surrender rates, surrender rates, mortality rates, portfolio yield rates and crediting rates on the deferred annuities and universal life products.

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

The Company's approximated average credited rates are as follows:

	March 31,		March 31,
	2009	2008	2009	2008
	(Excluding derivative products)		(Including derivative products)

Annuity	1.77%	2.79%	2.51%	1.84%
Interest sensitive life	2.20%	3.41%	3.06%	2.71%

Contract interest also includes the performance of the equity-indexed component of the Company's derivative products as noted which resulted in losses of $13.0 million and $24.6 million in the first three months of 2009 and 2008, respectively. As previously noted, the market performance of these equity-index features is largely included in contract interest expense while also impacting the Company's investment income given the hedge nature of the options purchased for these products.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, and commissions not subject to deferral.  Like revenues from other income, nursing home operation expenses are included in other operating expenses and were $3.3 million and $2.8 million for the first quarter of 2009 and 2008, respectively.  Other operating expenses include compensation costs under SFAS 123(R) for the Company's stock option plan pertaining to the current charge related to outstanding vested and unvested options.  Compensation costs recorded in the first quarter of 2009 and 2008 were $(2.2) million and ($0.1) million, respectively.

Federal Income Taxes.  Federal income taxes on earnings from continuing operations reflect effective tax rates of 33.5% and 34.0% for the first quarter of 2009 and 2008, respectively.  Actual rates are lower than the expected Federal rate of 35%, primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings (losses) for the quarters ended March 31, 2009 and 2008 is provided below.  The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Segment earnings (losses):

March 31, 2009	$2,300	1,476	13,700	1,026	18,502

March 31, 2008	$(23)	3,872	9,809	817	14,475

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$9,539	6,619
Net investment income	5,098	5,161
Other income	14	6

Total premiums and other revenue	14,651	11,786

Benefits and expenses:
Life and other policy benefits	3,821	4,205
Amortization of deferred policy acquisition costs	2,355	2,287
Universal life insurance contract interest	2,272	2,355
Other operating expenses	2,730	2,974

Total benefits and expenses	11,178	11,821

Segment earnings (losses) before Federal income taxes	3,473	(35)

Federal income taxes (benefit)	1,173	(12)

Segment earnings (losses)	$2,300	(23)

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

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Universal life insurance revenues	$8,695	6,045
Traditional life insurance premiums	2,172	1,622
Reinsurance premiums	(1,328)	(1,048)

Totals	$9,539	6,619

The Company's efforts over the past several years have been to attract new independent agents and to promote life products to improve domestic life sales.  Consequently, the increased sales levels of the past several years have translated to the increase in insurance revenues.

Along with the increased revenues, earnings for the domestic life insurance segment improved due to more favorable mortality experience in the first quarter of 2009 compared to the first quarter of 2008. This favorable experience caused benefits and expenses to decrease by $0.6 million.

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP.  Actual universal life premiums collected, which were impacted by the Company’s actions to discourage new larger face amount policies as discussed above, are detailed below.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Universal life insurance:
First year and single premiums	$2,182	4,330
Renewal premiums	5,568	4,728

Totals	$7,750	9,058

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$26,249	23,485
Net investment income	4,058	3,039
Other income	27	12

Total premiums and other revenue	30,334	26,536

Benefits and expenses:
Life and other policy benefits	7,724	5,313
Amortization of deferred policy acquisition costs	13,162	8,791
Universal life insurance contract interest	3,720	2,694
Other operating expenses	3,506	3,872

Total benefits and expenses	28,112	20,670

Segment earnings before Federal income taxes	2,222	5,866

Provision for Federal income taxes	746	1,994

Segment earnings	$1,476	3,872

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Universal life insurance revenues	$27,725	23,952
Traditional life insurance premiums	2,729	3,041
Reinsurance premiums	(4,205)	(3,508)

Totals	$26,249	23,485

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP.  Actual universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Universal life insurance:
First year and single premiums	$7,601	9,386
Renewal premiums	22,346	22,556

Totals	$29,947	31,942

The Company reported decreased premiums for fixed-indexed universal life products with approximately $15.2 million and $18.3 million for the first quarter of 2009 and 2008, respectively.  Contract revenues increased as the amount of international life insurance in force grew from $15.0 billion as of March 31, 2008, to $15.8 billion as of March 31, 2009.

As previously noted, net investment income and contract interest include period-to-period changes in fair values pertaining to options purchased that are tied to the performance of the underlying indexes. The largest selling product in the international life insurance segment for the past five years has been an equity-indexed universal life policy with the equity component linked in part to the underlying indices. With the growth in this block of business, the period-to-period changes in fair values of the underlying options can have a significant impact on net investment and contract interest. A detail of net investment income for international life insurance operations is provided below.

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Net investment income
(excluding derivatives)	$7,197	7,067
Derivative loss	(3,139)	(4,028)

Net investment income	$4,058	3,039

Amortization of deferred policy acquisition costs increased approximately 49.7% comparing the first three months of 2009 to the same period in 2008, reflecting higher lapse activity due to current economic conditions.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States.  Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales.  A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Premiums and other revenue:
Premiums and contract revenues	$6,914	6,008
Net investment income	60,021	50,297
Other income	135	38

Total premiums and other revenue	67,070	56,343

Benefits and expenses:
Life and other policy benefits	1,483	937
Amortization of deferred policy acquisition costs	12,431	15,171
Annuity contract interest	29,274	21,568
Other operating expenses	3,194	3,806

Total benefits and expenses	46,382	41,482

Segment earnings before Federal income taxes	20,688	14,861

Provision for Federal income taxes	6,988	5,052

Segment earnings	$13,700	9,809

Revenues from annuity operations primarily include surrender charges and recognition of deferred revenues relating to immediate or payout annuities.  A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Surrender charges	$5,353	4,795
Payout annuity and other revenues	1,557	1,207
Traditional annuity premiums	4	6

Totals	$6,914	6,008

The Company's earnings are dependent upon annuity contracts persisting or remaining in force.  While premium and contract revenues increase with an increase in surrender charges, the Company's investment earnings benefit as more policies remain in force.

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual annuity deposits collected for the three months ended March 31, 2009 and 2008 are detailed below.

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Fixed-indexed annuities	$103,766	69,024
Other deferred annuities	47,549	29,728
Immediate annuities	5,238	1,649

Totals	$156,553	100,401

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

Other deferred annuity product sales have been trending lower over the past few years due to low interest rates and investor preferences.  As a selling inducement, many of the deferred products, as well as the fixed-indexed annuity products, include a first year interest bonus in addition to a base interest rate.  These bonus rates are deferred in conjunction with other capitalized policy acquisition costs.  The amount deferred and amortized over future periods amounted to approximately $8.5 million and $4.5 million during the first quarter of 2009 and 2008, respectively.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Net investment income
(excluding derivatives)	$69,395	70,826
Derivative loss	(9,374)	(20,529)

Net investment income	$60,021	50,297

As noted previously, derivative income and loss fluctuate from period to period based on the performance of the underlying indices.

Annuity contract interest includes the equity component return associated with the Company's fixed-indexed annuities.  The detail of fixed-indexed annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Fixed-indexed annuities	$24,070	4,917
All other annuities	10,192	18,350

Gross contract interest	34,262	23,267
Bonus interest deferred and capitalized	(8,479)	(4,484)
Bonus interest amortization	3,491	2,785

Total contract interest	$29,274	21,568

Contract interest includes the portion of its return on fixed interest products associated with the performance of the underlying indices.

Amortization of deferred policy acquisition costs decreased approximately 18.1% comparing the first three months of 2009 to the same period in 2008.  During the first three months of 2008 the Company experienced an increased conversion activity of deferred annuities, into payout annuities.  This resulted in a higher amortization.  Current amounts should be more reflective of ongoing activity.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations.  However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries.  Nursing home operations generated $0.1 million and $0.3 million of operating earnings in the first quarters of 2009 and 2008, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the careful handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below.  The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.

	March 31, 2009		December 31, 2008
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

Debt securities	$5,670,648	96.5	5,563,000	96.3
Mortgage loans	91,430	1.6	90,733	1.6
Policy loans	77,299	1.3	79,277	1.4
Derivatives	9,116	0.2	11,920	0.2
Equity securities	12,831	0.2	13,683	0.2
Real estate	10,763	0.2	10,828	0.2
Other	2,885	0.0	3,340	0.1

Totals	$5,874,972	100.0	5,772,781	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. government agency pass-through securities and collateralized mortgage obligations ("CMO").  As of March 31, 2009 and December 31, 2008, the Company's debt securities portfolio consisted of the following:

	March 31, 2009		December 31, 2008
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

Corporate	$2,533,998	44.8	2,453,404	44.0
Mortgage-backed securities	1,990,192	35.1	2,001,060	36.0
Public utilities	895,504	15.8	790,419	14.2
U.S. Agencies	48,190	0.8	119,674	2.2
U.S. Treasury	1,922	-	1,923	-
Asset-backed securities	82,113	1.4	88,278	1.6
States & political subdivisions	97,679	1.7	86,962	1.6
Foreign governments	21,050	0.4	21,280	0.4

Totals	$5,670,648	100.0	5,563,000	100.0

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

Due to recent negative news relative to the mortgage industry and in particular subprime mortgages the Company has included detailed information below related to the exposure at March 31, 2009 in the debt securities portfolio.  The Company holds approximately $82.1 million in asset-backed securities at March 31, 2009.  This portfolio includes $39.7 million of manufactured housing bonds and $42.4 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (CBOs), collateralized debt obligations (CDOs), or collateralized loan obligations (CLOs). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The mortgage-backed portfolio includes one Alt-A security with a carrying value of $3.5 million.  The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The average FICO for an Alt-A borrower is approximately 715 compared to a score of 730 for a jumbo prime borrower.  The Company’s exposure to the Alt-A and subprime sectors is limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans.  The asset-backed portfolio includes thirteen subprime securities, totaling $42.4 million.  The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities.  All of the loans classified as Alt-A or subprime in the Company’s portfolio as of March 31, 2009 were underwritten prior to 2005 as noted in the table below.

Investment	March 31, 2009		December 31, 2008
Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$10,987	10,395	12,125	11,157
2002	1,110	534	1,123	556
2003	6,743	2,949	6,894	3,779
2004	23,556	14,585	26,817	21,970

Subtotal subprime	$42,396	28,463	46,959	37,462

Alt A:
2004	$3,521	3,521	3,821	3,821

As of March 31, 2009, nine of the subprime securities were rated AAA, two were rated AA, one was rated A, and one was rated BBB.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities.  Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks.  This emphasis is reflected in the high average credit rating of the Company's portfolio with 98.1% held in investment grade securities.  In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P®.

	March 31, 2009		December 31, 2008
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

AAA and U.S. government	$2,156,753	38.2	2,306,694	41.5
AA	291,234	5.1	205,729	3.7
A	1,454,268	25.6	1,431,703	25.7
BBB	1,657,859	29.2	1,546,720	27.8
BB and other below investment grade	110,534	1.9	72,154	1.3

Totals	$5,670,648	100.0	5,563,000	100.0

The Company does not purchase below investment grade securities.  Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are summarized below.

	Below Investment Grade Debt Securities
				% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets
	(In thousands except percentages)

March 31, 2009	$129,424	110,534	97,393	1.9%

December 31, 2008	$84,229	72,154	67,375	1.2%

December 31, 2007	$105,067	100,221	97,618	1.7%

As of March 31, 2009, the Company's percentage of below investment grade securities compared to total invested assets totaled 1.9%.  The increase from December 31, 2008 is primarily due to seven securities being downgraded during the quarter.  The Company's holdings of below investment grade securities as a percentage of total invested assets is relatively small compared to industry averages.

Holdings in below investment grade securities by category as of March 31, 2009 are summarized below, including March 31, 2009 and December 31, 2008 fair values for comparison. The Company is continually monitoring developments in these industries that may affect security valuation issues.

	Below Investment Grade Debt Securities
	Amortized	Carrying	Fair	Fair
	Cost	Value	Value	Value
	March 31,	March 31,	March 31,	December 31,
Industry Category	2009	2009	2009	2008
	(In thousands)

Retail	$13,986	12,847	12,410	9,808
Telecommunications	6,322	4,957	4,957	3,808
Medical	13,000	12,580	11,895	11,050
Utilities/energy	12,176	11,841	11,477	11,287
Asset-backed	11,485	11,484	8,821	7,965
Mortgage-backed	4,934	2,044	2,044	3,671
Auto finance	1,503	1,275	1,275	1,173
Banking/finance	13,974	12,751	5,547	5,738
Manufacturing	37,571	30,669	28,881	28,726
Transportation	1,984	1,591	1,591	1,389
Other	12,489	8,495	8,495	8,688

Totals	$129,424	110,534	97,393	93,303

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

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity.  The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities.  Of the remaining two categories, available for sale and held to maturity, the Company makes a determination as to which category based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at March 31, 2009, approximately 31.4% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale.  These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)
	(In thousands)
Securities held to maturity:
Debt securities	$3,860,173	3,920,491	(60,318)
Securities available for sale:
Debt securities	1,750,157	1,892,817	(142,660)
Equity securities	12,831	6,777	6,054

Totals	$5,623,161	5,820,085	(196,924)

For the three months ended March 31, 2009, the Company recorded other-than-temporary impairment writedowns on debt securities totaling $4.9 million and equity securities totaling $0.4 million.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	March 31,	December 31,
	2009	2008
	(In thousands except percentages)

Debt securities - fair value	$5,610,330	5,458,936
Debt securities - amortized cost	$5,813,308	5,728,363
Fair value as a percentage of amortized cost	96.51%	95.30%
Unrealized loss balance	$(202,978)	(269,427)
Ten-year U.S. Treasury bond – increase (decrease)
in yield for the quarter	0.45%	(1.81)%

	Unrealized Loss Balance
	At	At	Change in
	March 31,	December 31,	Unrealized
	2009	2008	Balance
	(In thousands)

Debt securities held to maturity	$(60,318)	(104,064)	43,746
Debt securities available for sale	(142,660)	(165,363)	22,703

Totals	$(202,978)	(269,427)	66,449

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. Market interest rates of the ten-year U.S. Treasury bond increased approximately 45 basis points from year-end 2008 causing an unrealized gain of $66.4 million during the quarter on a portfolio of approximately $5.8 billion.  The Company would expect similar results in the future from any significant upward or downward movement in market rates.  However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's consolidated balance sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2008, for its interest rate-sensitive assets and liabilities.  The changes in market values of the Company's debt securities in the first quarter of 2009 were reasonable given the expected range of results of this analysis.

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

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Product Line:
Traditional Life	$1,279	1,072
Universal Life	15,865	9,450
Annuities	97,153	99,847

Total	$114,297	110,369

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $40.1 million and $66.9 million for the three months ended March 31, 2009 and 2008, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows totaled $(100.6) million and $18.8 million for the three months ended March 31, 2009 and 2008, respectively.  These cash flow items could be reduced if interest rates rise.  Net cash flows from the Company's universal life and investment annuity deposit product operations totaled $20.8 million and $(37.1) million during the three months ended March 31, 2009 and 2008, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of March 31, 2009, the Company had commitments of approximately $2.1 million which were approved by the Company's Board of Directors for the construction of a nursing home facility in Central Texas.  The construction of the new facility began in 2007 and is expected to be completed in the second quarter of 2009.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

It is not Company practice to enter into off-balance sheet arrangements or to issue guarantees to third parties, other than in the normal course of issuing insurance contracts.  Commitments related to insurance products sold are reflected as liabilities for future policy benefits.  Insurance contracts guarantee certain performances by the Company.

Insurance reserves are the means by which life insurance companies determine the liabilities that must be established to assure that future policy benefits are provided for and can be paid.  These reserves are required by law and based upon standard actuarial methodologies to ensure fulfillment of commitments guaranteed to policyholders and their beneficiaries, even though the obligations may not be due for many years. Refer to Note (1) in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of reserving methods.

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating lease obligations (1)	$261	196	65	-	-
Construction commitments	2,059	2,059	-	-	-
Life claims payable (2)	50,678	50,678	-	-	-
Other long-term reserve liabilities
reflected on the balance sheet
under GAAP (3)	7,875,120	799,683	1,455,634	1,788,254	3,831,549

Total	$7,928,118	852,616	1,455,699	1,788,254	3,831,549

(1)  Refer to Note 9 in the Notes to Consolidated Financial Statements relating to leases in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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

CHANGES IN ACCOUNTING PRINCIPLES AND CRITICAL ACCOUNTING POLICIES

Changes in Accounting Principles

Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements.

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8 "Legal Proceedings" of the accompanying financial statements included in this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no changes relative to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit 10(ch)	-	Amended National Western Life Insurance Company Excess Benefit Plan , effective May 1, 2009.

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: May 11, 2009	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: May 11, 2009	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial & Administrative
Officer and Treasurer
(Principal Financial Officer)

Date: May 11, 2009	/S/ Michael G. Kean
Michael G. Kean
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)