Form 10-Q
period 2009-06-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2009-08-10
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of August 5, 2009, the number of shares of Registrant's common stock outstanding was: Class A – 3,425,966 and Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	June 30,	December 31,
ASSETS	2009	2008

Investments:
Securities held to maturity, at amortized cost
(fair value: $4,015,880 and $3,727,353)	$3,986,365	3,831,417
Securities available for sale, at fair value
(cost: $1,897,918 and $1,904,053)	1,855,738	1,745,266
Mortgage loans, net of allowance for possible losses
($3,577 and $4,587)	93,016	90,733
Policy loans	77,928	79,277
Derivatives, index options	27,018	11,920
Other long-term investments	29,651	14,168

Total investments	6,069,716	5,772,781

Cash and short-term investments	54,850	67,796
Deferred policy acquisition costs	658,921	701,984
Deferred sales inducements	121,202	120,955
Accrued investment income	67,200	64,872
Federal income tax receivable	-	1,820
Other assets	64,862	56,272

	$7,036,751	6,786,480

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2009	2008

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$136,470	137,530
Universal life and annuity contracts	5,567,547	5,424,968
Other policyholder liabilities	134,875	131,963
Federal income tax liability:
Current	8,131	-
Deferred	45,365	26,506
Other liabilities	81,214	79,300

Total liabilities	5,973,602	5,800,267

COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,425,966
and 3,425,454 issued and outstanding in 2009 and 2008	3,426	3,426
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2009 and 2008	200	200
Additional paid-in capital	36,680	36,680
Accumulated other comprehensive loss	(22,799)	(65,358)
Retained earnings	1,045,642	1,011,265

Total stockholders’ equity	1,063,149	986,213

	$7,036,751	6,786,480

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended June 30, 2009 and 2008
(Unaudited)
(In thousands, except per share amounts)

	2009	2008

Premiums and other revenue:
Traditional life and annuity premiums	$4,389	4,624
Universal life and annuity contract charges	38,862	33,593
Net investment income	93,743	72,278
Other revenues	3,507	3,153
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(1,849)	(1,425)
Portion of OTTI losses recognized in other comprehensive income	1,823	-
Net OTTI losses recognized in earnings	(26)	(1,425)
Other net investment gains	192	1,158
Total net realized investment gains (losses)	166	(267)

Total revenues	140,667	113,381

Benefits and expenses:
Life and other policy benefits	10,248	7,655
Amortization of deferred policy acquisition costs and
deferred sales inducements	28,549	30,263
Universal life and annuity contract interest	57,651	33,555
Other operating expenses	16,631	14,627

Total benefits and expenses	113,079	86,100

Earnings before Federal income taxes	27,588	27,281

Provision (benefit) for Federal income taxes:
Current	15,141	7,928
Deferred	(6,395)	1,211

Total Federal income taxes	8,746	9,139

Net earnings	$18,842	18,142

Basic Earnings Per Share:
Class A	$5.34	5.15
Class B	$2.67	2.57

Diluted Earnings Per Share:
Class A	$5.34	5.10
Class B	$2.67	2.57

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)
(In thousands, except per share amounts)

	2009	2008

Premiums and other revenues:
Traditional life and annuity premiums	$8,520	8,518
Universal life and annuity contract charges	77,433	65,811
Net investment income	164,349	131,708
Other revenues	7,101	6,292
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(7,130)	(1,450)
Portion of OTTI losses recognized in other comprehensive income	1,823	-
Net OTTI losses recognized in earnings	(5,307)	(1,450)
Other net investment gains	128	1,139
Total net realized investment losses	(5,179)	(311)

Total revenues	252,224	212,018

Benefits and expenses:
Life and other policy benefits	23,276	18,111
Amortization of deferred policy acquisition costs and
deferred sales inducements	56,497	56,511
Universal life and annuity contract interest	92,917	60,172
Other operating expenses	29,344	28,057

Total benefits and expenses	202,034	162,851

Earnings before Federal income taxes	50,190	49,167

Provision (benefit) for Federal income taxes:
Current	21,005	11,819
Deferred	(4,685)	4,760

Total Federal income taxes	16,320	16,579

Net earnings	$33,870	32,588

Basic Earnings Per Share:
Class A	$9.61	9.25
Class B	$4.80	4.62

Diluted Earnings Per Share:
Class A	$9.60	9.18
Class B	$4.80	4.62

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008

Net earnings	$18,842	18,142

Other comprehensive income (loss), net of effects of
deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	31,868	(15,503)
Reclassification adjustment for net amounts
included in net earnings	171	(574)
Amortization of net unrealized gains related to
transferred securities	(12)	(30)

Net unrealized gains (losses) on securities	32,027	(16,107)

Foreign currency translation adjustments	(93)	39

Benefit plans:
Amortization of net prior service cost and net gain	411	375

Other comprehensive income (loss)	32,345	(15,693)

Comprehensive income	$51,187	2,449

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008

Net earnings	$33,870	32,588

Other comprehensive income (loss), net of effects of
deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	39,513	(15,095)
Reclassification adjustment for net amounts
included in net earnings	2,872	(610)
Amortization of net unrealized gains related to
transferred securities	(44)	(14)

Net unrelaized gains (losses) on securities	42,341	(15,719)

Foreign currency translation adjustments	(98)	(142)

Benefit plans:
Amortization of net prior service cost and net gain	823	684

Other comprehensive income (loss)	43,066	(15,177)

Comprehensive income	$76,936	17,411

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008
Common stock:
Balance at beginning of period	$3,626	3,622
Shares exercised under stock option plan	-	4

Balance at end of period	3,626	3,626

Additional paid-in capital:
Balance at beginning of period	36,680	36,236
Shares exercised under the stock option plan	-	444

Balance at end of period	36,680	36,680

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	(53,770)	1,184
Change in unrealized gains (losses) during period	42,902	(15,719)

Balance at end of period	(10,868)	(14,535)

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	-	-
Cumulative effect of change in accounting principle (See Note 3)	(507)	-
Amortization	15	-

Balance at end of period	(492)	-

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	-	-
Other-than-temporary impairments	(576)	-

Balance at end of period	(576)	-

Foreign currency translation adjustments:
Balance at beginning of period	2,966	3,078
Change in translation adjustments during period	(98)	(142)

Balance at end of period	2,868	2,936

Benefit plan liability adjustment:
Balance at beginning of period	(14,554)	(11,327)
Amortization of net prior service cost and net gain	823	684

Balance at end of period	(13,731)	(10,643)

Accumulated other comprehensive loss at end of period	(22,799)	(22,242)

Continued on next page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)
(In thousands)

Retained earnings:
Balance at beginning of period	1,011,265	978,892
Cumulative effect of change in accounting principle,
net of tax (See Note 3)	507	-
Net earnings	33,870	32,588

Balance at end of period	1,045,642	1,011,480

Total stockholders' equity	$1,063,149	1,029,544

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008

Cash flows from operating activities:
Net earnings	$33,870	32,588
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and annuity contract interest	105,066	69,219
Surrender charges and other policy revenues	(30,471)	(19,667)
Realized losses on investments	5,179	311
Accrual and amortization of investment income	(2,833)	(2,487)
Depreciation and amortization	1,344	495
(Increase) decrease in value of derivatives	(18,344)	21,289
Increase in deferred policy acquisition and
sales inducement costs	(9,210)	(5,741)
(Increase) decrease in accrued investment income	(2,328)	172
Increase in other assets	(11,822)	(5,273)
Decrease in liabilities for future policy benefits	(1,060)	(601)
Increase in other policyholder liabilities	2,912	3,421
Increase in Federal income tax liability	5,266	8,401
Increase (decrease) in other liabilities	13,642	(4,115)
Other	1,250	359

Net cash provided by operating activities	92,461	98,371

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	-	-
Securities available for sale	14,770	999
Other investments	671	443
Proceeds from maturities and redemptions of:
Securities held to maturity	530,236	355,100
Securities available for sale	64,563	140,458
Derivatives, index options	24,405	22,143
Purchases of:
Securities held to maturity	(668,004)	(379,575)
Securities available for sale	(101,172)	(167,134)
Other investments	(37,603)	(26,292)
Principal payments on mortgage loans	3,921	10,200
Cost of mortgage loans acquired	(6,049)	(1,962)
Decrease in policy loans	1,349	1,895
Other	-	(3,899)

Net cash used in investing activities	(172,913)	(47,624)

(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008

Cash flows from financing activities:
Deposits to account balances for universal life
and annuity contracts	$363,145	238,296
Return of account balances on universal life
and annuity contracts	(295,546)	(300,961)
Issuance of common stock under stock option plan	-	448

Net cash provided by (used in) financing activities	67,599	(62,217)

Effect of foreign exchange	(93)	(351)

Net decrease in cash and short-term investments	(12,946)	(11,821)
Cash and short-term investments at beginning of period	67,796	45,206

Cash and short-term investments at end of period	$54,850	33,385

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$20	20
Income taxes	10,748	8,178

Noncash operating activities:
Net change in deferral of sales inducements	10,124	9,047

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of National Western Life Insurance Company and its subsidiaries (“Company”) as of June 30, 2009, and the results of its operations and its cash flows for the three and six months ended June 30, 2009 and 2008. The results of operations for the six months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec. gov. The condensed consolidated balance sheet at December 31, 2008, has been derived from the audited consolidated financial statements as of that date. Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

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

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In December 2007, the FASB issued SFAS No. 160,  Noncontrolling  Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for entities that have equity investments that are not attributable directly to the parent, called noncontrolling interests or minority interests. Specifically, SFAS No. 160 states where and how to report noncontrolling interests in the consolidated statements of financial position and operations, how to account for changes in noncontrolling interests and provides disclosure requirements. The provisions of SFAS No. 160 were effective beginning January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial condition and results of operations.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years and interim periods beginning after November 15, 2008. The adoption of FSP FAS 157-2 did not have a material impact on the Company’s consolidated financial condition and results of operations.

On April 9, 2009 the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. As discussed in Note 10, the adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial condition and results of operations.

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

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP requires that information about plan assets be disclosed, on an annual basis, based on the fair value disclosure requirements of SFAS No. 157. The Company would be required to separate plan assets into the three fair value hierarchy levels and provide a rollforward of the changes in fair value of plan assets classified as Level 3. The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009, but will have no effect on the Company’s consolidated financial condition and results of operations.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. The FSP amends EITF 99-20’s impairment model to be more consistent with SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, removing its exclusive reliance on “market participant” estimate of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows management to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The FSP was effective for the Company as of December 31, 2008. The adoption of this FSP did not have a significant impact on the consolidated financial statements of the Company.

On April 9, 2009 the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP was effective for the Company as of June 30, 2009. The adoption of this FSP did not have a significant impact on the consolidated financial position or results of operations. See Note 10 for the additional disclosures required by this FSP.

On April 9, 2009 the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP was effective for the Company as of June 30, 2009. The impact of the adoption of this FSP is discussed in Note 3, Stockholders Equity.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events. This statement is intended to establish general standards of accounting for the disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. This statement was effective for the Company as of June 30, 2009. The adoption of this statement did not have a significant impact on the consolidated financial position or results of operations. See Note 12 for the additional disclosure required by this FSP.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets and SFAS No. 167 Amendments to FASB Interpretation No. 46(R), which changes the way entities account for securitizations and special purpose entities. Both statements are effective as of the beginning of the Company’s first annual reporting period beginning after November 15, 2009. The adoption of these statements should not have a significant impact on the consolidated financial position, results of operations and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

(3)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The Company paid no cash dividends on common stock during the six months ended June 30, 2009 and 2008.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Change in Accounting Principles

With the adoption of the new FSP FAS 115-2 and FAS 124-2, the Company reviewed all previously-recorded other-than-temporary impairments of securities and estimated the credit versus the non-credit component consistent with the methodology used in the current period to analyze and bifurcate impairments into credit and non-credit components. As a result, the Company determined that $0.8 million in previously recorded other-than-temporary impairments had been due to non-credit impairments.

For each security, the Company developed its best estimate of the net present value of the cash flows expected to be received. The credit component of the impairment for these securities was determined to be the difference between the amortized cost of the security and the projected net cash flows. The non-credit component was determined to be the difference between projected net cash flows and fair value. It also determined whether it had the intent to sell the security, or if it was more likely than not that it will be required to sell the security, prior to the recovery of the non-credit component.

With the implementation of this FSP, the Company recorded a net of tax opening balance adjustment that increased retained earnings in the amount of $0.5 million and increased accumulated other comprehensive loss in the amount of $0.5 million. See Note 9 for further discussion of the adoption of the new FSP.

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

	Three Months Ended June 30,
	2009		2008
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and
Diluted Earnings Per Share:
Net income	$18,842		18,142
Dividends – Class A shares	-		-
Dividends – Class B shares	-		-

Undistributed income	$18,842		18,142

Allocation of net income:
Dividends	$-	-	-	-
Allocation of undistributed income	18,307	535	17,627	515

Net income	$18,307	535	17,627	515

Denominator:
Basic earnings per share -
weighted-average shares	3,426	200	3,426	200
Effect of dilutive
stock options	4	-	27	-

Diluted earnings per share -
adjusted weighted-average
shares for assumed
conversions	3,430	200	3,453	200

Basic Earnings Per Share	$5.34	2.67	5.15	2.57

Diluted Earnings Per Share	$5.34	2.67	5.10	2.57

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30,
	2009		2008
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and
Diluted Earnings Per Share:
Net income	$33,870		32,588
Dividends – Class A shares	-		-
Dividends – Class B shares	-		-

Undistributed income	$33,870		32,588

Allocation of net income:
Dividends	$-	-	-	-
Allocation of undistributed income	32,909	961	31,664	924

Net income	$32,909	961	31,664	924

Denominator:
Basic earnings per share -
weighted-average shares	3,426	200	3,424	200
Effect of dilutive
stock options	4	-	26	-

Diluted earnings per share -
adjusted weighted-average
shares for assumed
conversions	3,430	200	3,450	200

Basic Earnings Per Share	$9.61	4.80	9.25	4.62

Diluted Earnings Per Share	$9.60	4.80	9.18	4.62

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Service cost	$-	(180)	-	-
Interest cost	262	246	524	518
Expected return on plan assets	(223)	(295)	(445)	(570)
Amortization of prior service cost	1	1	2	2
Amortization of net loss	149	42	297	122

Net periodic benefit cost	$189	(186)	378	72

The Company expects to contribute $1.8 million to the plan in 2009.  As of June 30, 2009, the Company has contributed $0.1 million to the plan.

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

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following summarizes the components of net periodic benefit costs for these non-qualified plans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Service cost	$37	100	74	293
Interest cost	309	354	617	595
Amortization of prior service cost	260	260	520	520
Amortization of net loss	198	252	396	353

Net periodic benefit cost	$804	966	1,607	1,761

The Company expects to contribute $2.0 million to these plans in 2009.  As of June 30, 2009, the Company has contributed $0.7 million to the plans.

(B)  Defined Benefit Postretirement Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following summarizes the components of net periodic benefit costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Interest cost	$33	32	65	67
Amortization of prior service cost	26	26	52	52
Amortization of net loss (gain)	-	(4)	-	3

Net periodic benefit cost	$59	54	117	122

As previously disclosed in its financial statements for the year ended December 31, 2008, the Company expects to contribute minimal amounts to the plan in 2009.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)  SEGMENT AND OTHER OPERATING INFORMATION

Under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas. A summary of segment information as of and for the periods ended June 30, 2009 and 2008 is provided below.

Selected Segment Information:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

June 30, 2009:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$61,850	209,021	509,252	-	780,123
Total segment assets	393,864	1,000,007	5,448,684	146,332	6,988,887
Future policy benefits	319,259	608,331	4,776,427	-	5,704,017
Other policyholder liabilities	11,748	24,726	98,401	-	134,875

Three Months Ended
June 30, 2009:
Condensed Income Statements:
Premiums and contract
revenues	$9,418	26,585	7,248	-	43,251
Net investment income	4,962	9,822	75,096	3,863	93,743
Other income	6	12	78	3,411	3,507

Total revenues	14,386	36,419	82,422	7,274	140,501

Life and other policy benefits	4,334	4,374	1,540	-	10,248
Amortization of deferred
policy acquisition costs	1,979	11,600	14,970	-	28,549
Universal life and annuity
contract interest	2,226	10,480	44,945	-	57,651
Other operating expenses	3,649	5,174	4,540	3,268	16,631
Federal income taxes	686	1,553	5,164	1,285	8,688

Total expenses	12,874	33,181	71,159	4,553	121,767

Segment earnings	$1,512	3,238	11,263	2,721	18,734

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Six Months Ended
June 30, 2009:
Condensed Income Statements:
Premiums and contract
revenues	$18,957	52,834	14,162	-	85,953
Net investment income	10,060	13,880	135,117	5,292	164,349
Other income	20	39	213	6,829	7,101

Total revenues	29,037	66,753	149,492	12,121	257,403

Life and other policy benefits	8,155	12,098	3,023	-	23,276
Amortization of deferred
policy acquisition costs	4,334	24,762	27,401	-	56,497
Universal life and annuity
contract interest	4,498	14,200	74,219	-	92,917
Other operating expenses	6,379	8,680	7,734	6,551	29,344
Federal income taxes	1,859	2,299	12,152	1,823	18,133

Total expenses	25,225	62,039	124,529	8,374	220,167

Segment earnings	$3,812	4,714	24,963	3,747	37,236

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

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$43,251	38,217	85,953	74,329
Net investment income	93,743	72,278	164,349	131,708
Other income	3,507	3,153	7,101	6,292
Realized gains (losses) on investments	166	(267)	(5,179)	(311)

Total consolidated premiums and
other revenue	$140,667	113,381	252,224	212,018

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$8,688	9,233	18,133	16,688
Taxes on realized gains (losses)
on investments	58	(94)	(1,813)	(109)

Total consolidated Federal
income taxes	$8,746	9,139	16,320	16,579

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net Earnings:
Total segment earnings	$18,734	18,315	37,236	32,790
Realized gains (losses) on
investments, net of taxes	108	(173)	(3,366)	(202)

Total consolidated net earnings	$18,842	18,142	33,870	32,588

	June 30,
	2009	2008
	(In thousands)
Assets:
Total segment assets	$6,988,887	6,784,248
Other unallocated assets	47,864	42,082

Total consolidated assets	$7,036,751	6,826,330

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7)  SHARE-BASED PAYMENTS

The Company has a stock and incentive plan ("1995 Plan") which provides for the grant of any or all of the following types of awards to eligible employees: (1) stock options, including incentive stock options and nonqualified stock options; (2) stock appreciation rights, in tandem with stock options or freestanding; (3) restricted stock; and (4) performance awards. The Company has issued only nonqualified stock options and stock appreciation rights. The 1995 Plan began on April 21, 1995, and was amended on June 25, 2004 to extend the termination date to April 20, 2010. The number of shares of Class A, $1.00 par value, common stock which may be issued under the 1995 Plan, or as to which stock appreciation rights or other awards may be granted, may not exceed 300,000. Effective June 20, 2008, the Company’s shareholders approved a 2008 Incentive Plan (“2008 Plan”). The 2008 Plan is substantially similar to the 1995 Plan and authorized an additional number of Class A, $1.00 par value, common stock shares eligible for issue not to exceed 300,000. These shares may be authorized and unissued shares.

All of the employees of the Company and its subsidiaries are eligible to participate in the two Plans. In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. The directors’ grants vest 20% annually following one full year of service to the Company from the date of grant. The employees’ grants vest 20% annually following three full years of service to the Company from the date of grant. All grants issued expire after ten years. On February 19, 2009, the Company awarded 29,393 stock appreciation rights to Company officers and 9,000 stock appreciation rights to Company directors at a market value price of $114.64. On April 18, 2008, the Company awarded 28,268 stock options to Company officers at a market value price of $255.13 and on June 20, 2008, the Company awarded 9,000 stock options to Company directors at a market value price of $208.05.

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

The Company uses the current fair value method to measure compensation cost. As of June 30, 2009 and 2008, the liability balance was $2.6 million and $6.3 million, respectively. A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
			Weighted-
	Shares		Average
	Available		Exercise
	For Grant	Shares	Price

Stock Options:
Balance at January 1, 2009	291,400	105,812	$174.33
Exercised	-	-	-
Forfeited	800	(800)	215.71
Expired	200	(200)	150.00
Stock options granted	-	-	-

Balance at June 30, 2009	292,400	104,812	$174.06

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Stock Appreciation Rights Outstanding
		Weighted-
		Average
		Exercise
	Awards	Price

Stock Appreciation Rights:
Balance at January 1, 2009	2,750	$245.70
SARs granted February 19, 2009	38,393	114.64

Balance at June 30, 2009	41,143	$123.40

The total intrinsic value of options exercised was zero and $2.3 million for the six months ended June 30, 2009 and 2008, respectively. The total share-based liabilities paid were zero and $2.0 million for the six months ended June 30, 2009 and 2008, respectively. For the quarters ended June 30, 2009 and 2008, the total cash received from the exercise of options under the Plan was zero and $0.4 million, respectively. The total fair value of shares vested during the six months ended June 30, 2009 and 2008 was $0.2 million and $2.0 million, respectively.

The following table summarizes information about stock options and SARs outstanding at June 30, 2009.

	Options Outstanding
		Weighted-
		Average
	Number	Remaining	Options
	Outstanding	Contractual Life	Exercisable
Exercise prices:
$ 92.13	10,194	1.8 years	10,194
95.00	6,000	2.0 years	6,000
150.00	51,850	4.8 years	32,650
255.13	27,768	8.8 years	-
208.05	9,000	9.0 years	1,800
236.00	1,250	9.1 years	-
251.49	1,000	9.2 years	-
256.00	500	9.2 years	-
114.64	38,393	9.6 years	-

Totals	145,955		50,644

Aggregate intrinsic value
(in thousands)	$462		$381

The aggregate intrinsic value in the table above is based on the closing stock price of $116.75 per share on June 30, 2009.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In estimating the fair value of the options outstanding at June 30, 2009 and December 31, 2008, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	June 30,	December 31,
	2009	2008

Expected term of options	1 to 9 years	2 to 10 years
Expected volatility:
Range	27.61% to 101.15%	24.70% to 77.55%
Weighted-average	49.08%	37.10%
Expected dividend yield	0.31%	0.22%
Risk-free rate:
Range	1.52% to 3.74%	1.44% % to 2.40%
Weighted-average	2.63%	1.94%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term.

The pre-tax compensation cost recognized in the financial statements related to the Plan was $(1.2) million and $0.7 million for the six months ended June 30, 2009 and 2008, respectively. The related tax expense recognized was $(0.4) million and $0.2 million for the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, the total compensation cost related to nonvested options not yet recognized was $1.8 million. This amount is expected to be recognized over a weighted-average period of 2.6 years. The Company recognizes compensation cost over the graded vesting periods.

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

In January 2009, the SEC published its newly adopted rule 151A, Indexed Annuities and Certain Other Insurance Contracts. This rule defines “indexed annuities to be securities and thus subject to regulation by the SEC and under federal securities laws”. Currently indexed annuities sold by life insurance companies are regulated by the States as Insurance products and Section 3(a)(8) of the Securities Act of 1933 provides an exemption for certain “annuity contracts,” “optional annuity contracts,” and other insurance contracts. The new rule is not effective until January 12, 2011. The Company and others have filed suit in the U. S. Court of Appeals for the District of Columbia to overturn this rule. The court heard oral arguments on May 8, 2009, and issued its opinion on July 21, 2009, stating that the matter was remanded to the SEC to address deficiencies in its Sec 2(b) analysis. In the event rule 151A is not overturned, it could have a material effect on the Company’s business, results of operations and financial condition.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(9) INVESTMENTS

(A) Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$146	887	88	830
Realized losses on disposal	(180)	-	(30)	-
Held to maturity debt securities:
Realized gains on disposal	114	149	35	27
Realized losses on disposal	(19)	-	(14)	-
Equity securities realized gains	62	79	103	72
Real estate writedown	(52)	-	(52)	-
Mortgage loans writedowns	(12)	(4)	(6)	(4)
Other	69	28	68	233

Totals	$128	1,139	192	1,158

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
	(In thousands)

Total other-than-temporary
impairment losses on
debt securities	$(6,714)	-	(1,839)	-
Portion of loss recognized
in comprehensive income	1,823	-	1,823	-

Net impairment losses on debt
securities recognized in earnings	(4,891)	-	(16)	-
Equity securities impairments	(416)	(1,450)	(10)	(1,425)

Totals	$(5,307)	(1,450)	(26)	(1,425)

In the second quarter of 2009, the Company recognized $1,839,000 as an other-than-temporary impairment on an available for sale mortgage-backed security, of which $16,000 was recognized in earnings as a credit loss and $1,823,000 was recognized in other comprehensive income as a non-credit loss. The credit component of the impairment was determined to be the difference between amortized cost and the present value of the cash flows expected to be received, discounted at the original yield.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents a roll forward of credit losses on securities for which the company also recorded non-credit other-than-temporary impairments.

Three Months
Ended
June 30, 2009
(In thousands)
Credit losses on securities held at beginning of period in
other comprehensive loss, as of April 1, 2009	$28
Additions for credit losses not previously recognized in
other-than-temporary impairment	16

Credit losses on securities held at the end of period in other
comprehensive loss	$44

(B) Debt and Equity Securities

The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at June 30, 2009.

	Securities Held to Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Agencies	$48,186	2,721	-	50,907

U.S. Treasury	1,920	430	-	2,350

States and political subdivisions	67,104	703	801	67,006

Foreign governments	9,959	548	-	10,507

Public utilities	602,780	17,668	8,418	612,030

Corporate	1,483,144	34,447	71,503	1,446,088

Mortgage-backed	1,709,241	75,264	3,767	1,780,738

Home equity	36,835	-	14,596	22,239

Manufactured housing	27,196	179	3,360	24,015

Totals	$3,986,365	131,960	102,445	4,015,880

A total of $0.7 million of non-credit other-than-temporary impairment on held to maturity manufactured housing securities is included in accumulated other comprehensive income, net of tax, as of June 30, 2009.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Securities Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Agencies	$-	-	-	-

U.S. Treasury	-	-	-	-

States and political subdivisions	46,348	-	4,775	41,573

Foreign governments	10,388	810	-	11,198

Public utilities	318,203	6,407	7,200	317,410

Corporate	1,248,280	22,565	62,915	1,207,930

Mortgage-backed	242,731	8,926	4,977	246,680

Home equity	13,886	-	6,896	6,990

Manufactured housing	11,277	86	980	10,383

Equity securities – private	195	6,962	-	7,157

Equity securities – public	6,610	618	811	6,417

Totals	$1,897,918	46,374	88,554	1,855,738

Included in gross unrealized losses at June 30, 2009 is $1.8 million of non-credit other-than-temporary impairment on a mortgage backed security.  This impairment is included in accumulated other comprehensive loss, net of tax and deferred acquisition costs.

During the quarter ended June 30, 2009, the Company made transfers totaling $30.7 million to the held to maturity category from securities available for sale. Lower holdings of securities available for sale reduce the Company's exposure to market price volatility while still providing securities for liquidity and asset/liability management purposes. The transfers of securities were recorded at fair value in accordance with GAAP, which requires that the $0.6 million unrealized holding gain at the date of the transfer continue to be reported in a separate component of stockholders' equity and be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The tables below present amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 2008.

	Securities Held to Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Agencies	$119,674	3,975	-	123,649

U.S. Treasury	1,923	592	-	2,515

States and political subdivisions	23,123	3	801	22,325

Foreign governments	9,955	438	-	10,393

Public utilities	527,277	5,073	31,530	500,820

Corporate	1,334,157	13,580	118,204	1,229,533

Mortgage-backed	1,747,104	44,213	8,210	1,783,107

Home equity	37,808	37	9,533	28,312

Manufactured housing	30,396	93	3,790	26,699

Totals	$3,831,417	68,004	172,068	3,727,353

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Securities Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Agencies	$-	-	-	-

U.S. Treasury	-	-	-	-

States and political subdivisions	77,160	332	13,653	63,839

Foreign governments	10,418	907	-	11,325

Public utilities	287,927	300	25,085	263,142

Corporate	1,239,712	6,503	126,968	1,119,247

Mortgage-backed	255,910	5,739	7,693	253,956

Home equity	13,877	-	4,726	9,151

Manufactured housing	11,942	-	1,019	10,923

Equity securities - private	195	6,995	-	7,190

Equity securities - public	6,912	486	905	6,493

Totals	$1,904,053	21,262	180,049	1,745,266

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show the gross unrealized losses and fair values of the Company's investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2009.

	Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. Agencies	$-	-	-	-	-	-

U.S. Treasury	-	-	-	-	-	-

State and political	28,608	484	9,318	317	37,926	801
subdivisions

Foreign governments	-	-	-	-	-	-

Public utilities	26,012	962	169,774	7,456	195,786	8,418

Corporate bonds	214,405	4,225	456,562	67,278	670,967	71,503

Mortgage-backed	-	-	60,236	3,767	60,236	3,767

Home equity	3,232	552	17,426	14,044	20,658	14,596

Manufactured housing	6,684	507	16,834	2,853	23,518	3,360

Total	$278,941	6,730	730,150	95,715	1,009,091	102,445

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U. S. Agencies	$-	-	-	-	-	-

U.S. Treasury	-	-	-	-	-	-

State and political
subdivisions	2,481	224	39,093	4,551	41,574	4,775

Foreign governments	-	-	-	-	-	-

Public utilities	-	-	142,976	7,200	142,976	7,200

Corporate bonds	153,377	10,949	567,443	51,966	720,820	62,915

Mortgage-backed	-	-	47,418	4,977	47,418	4,977

Home equity	-	-	6,990	6,896	6,990	6,896

Manufactured housing	800	87	8,537	893	9,337	980
	156,658	11,260	812,457	76,483	969,115	87,743

Equity securities – public	2,526	467	1,455	344	3,981	811

Total	$159,184	11,727	813,912	76,827	973,096	88,554

Debt securities. The gross unrealized losses for debt securities at June 30, 2009 are made up of 329 individual issues, or 40.8% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 91.2%. Of the 329 securities, 256, or approximately 77.8%, fall in the 12 months or greater aging category; of the 329 debt securities, 306 were rated investment grade at June 30, 2009. Additional information on debt securities by investment category is summarized below:

State and political subdivisions. The unrealized losses on these investments are the result of holdings in 54 securities. Of these securities, all are rated A or above except two which are rated BBB+ and BB. Based on these facts and the Company's intent not to sell, and belief that it is not more likely than not to be required to sell, prior to a market price recovery, no other-than-temporary loss was recognized as of June 30, 2009.

Public utilities. Of the 53 securities, all are rated BBB or above except one, which is priced at 79.9% of par. At this time, the Company does not consider any of these unrealized losses as other-than-temporary.

Corporate bonds. Corporate securities with unrealized losses are reviewed based on monitoring procedures including; review of the amount of the unrealized loss, the length of time that the issue has been in an unrealized loss position, credit ratings, analyst reports, and recent issuer financial information. A total of 181 securities had unrealized losses; with 16 issues rated below investment grade. More extensive analysis was performed on these 16 issues and based on the work performed, none of the unrealized losses are considered other-than-temporarily impaired at June 30, 2009.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Mortgage-backed securities. These securities are all rated AAA except one which is rated B. The Company generally purchases these investments at a discount relative to their face amount and it is expected that the securities will not be settled at a price less than the stated par. Because the decline in market value is attributable to the current illiquidity in the market and not credit quality, and because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, and based on the lack of adverse changes in expected cash flows, the Company does not consider these AAA investments to have other-than-temporary impairments at June 30, 2009.  The Company recognized an other-than-temporary loss in the second quarter of 2009 on the B rated security.

Home equity. Of the 15 securities, 9 are rated AAA, 2 are rated AA and 4 are rated below AA. The Company performs a quarterly cash flow analysis on asset-backed securities that are rated below AA. Based on the lack of adverse changes in expected cash flows, the 4 issues rated below AA are not considered other-than-temporarily impaired.

Manufactured housing. Of the 12 securities, 8 are rated AAA, 1 is rated AA and 3 are rated below AA. The Company performs a quarterly cash flow analysis on asset-backed securities that are rated below AA. Based on the lack of adverse changes in expected cash flows, the 3 issues rated below AA are not considered other-than-temporarily impaired.

Equity securities - public. The gross unrealized losses for equity securities are made up of 58 individual issues. These holdings are reviewed for impairment quarterly. During the six months ended June 30, 2009, the Company recorded other-than-temporary impairments on 19 equity securities.

Management believes the unrealized declines in fair values are temporary. Accordingly, realized credit losses have not been recorded by the Company.

The following tables show the gross unrealized losses and fair values of the Company's investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2008.

	Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. Agencies	$-	-	-	-	-	-

U.S. Treasury	-	-	-	-	-	-

State and political
subdivisions	9,687	631	2,635	170	12,322	801

Foreign governments	-	-	-	-	-	-

Public utilities	312,575	21,485	84,474	10,045	397,049	31,530

Corporate bonds	518,841	52,581	278,975	65,623	797,816	118,204

Mortgage-backed	4,624	299	54,582	7,911	59,206	8,210

Home equity	5,901	559	19,657	8,974	25,558	9,533

Manufactured housing	17,507	1,404	7,024	2,386	24,531	3,790

Total temporarily
impaired securities	$869,135	76,959	447,347	95,109	1,316,482	172,068

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. Agencies	$-	-	-	-	-	-

U.S. Treasury	-	-	-	-	-	-

State and political
subdivisions	45,848	8,675	13,486	4,978	59,334	13,653

Foreign governments	-	-	-	-	-	-

Public utilities	148,901	9,286	105,498	15,799	254,399	25,085

Corporate bonds	560,028	56,214	367,933	70,754	927,961	126,968

Mortgage-backed	-	-	48,540	7,693	48,540	7,693

Home equity	2,289	2,624	6,862	2,102	9,151	4,726

Manufactured housing	9,456	988	1,467	31	10,923	1,019
	766,522	77,787	543,786	101,357	1,310,308	179,144

Equity securities – public	2,057	577	1,205	328	3,262	905

Total temporarily
impaired securities	$768,579	78,364	544,991	101,685	1,313,570	180,049

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(10)  FAIR VALUE MEASUREMENTS

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

Level 3: Fair value is based on significant unobservable inputs which reflect the entity’s or third party pricing service assumptions about the assumptions market participants would use in pricing an asset or liability. The Company’s Level 3 assets include certain equity securities and certain less liquid or private fixed maturity debt securities where significant valuation inputs cannot be corroborated with observable market data. The Company’s Level 3 liabilities consist of share-based compensation obligations. Valuations are estimated based on non-binding broker prices or internally developed valuation models or methodologies, discounted cash flow models and other similar techniques.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	June 30, 2009
Description	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$1,842,164	-	1,834,619	7,545
Equity securities, available for sale	13,574	4,488	1,929	7,157
Derivatives	27,018	-	27,018	-

Total assets	$1,882,756	4,488	1,863,566	14,702

Policyholder account balances (a)	$30,273	-	30,273	-
Other liabilities (b)	2,557	-	-	2,557

Total liabilities	$32,830	-	30,273	2,557

	December 31, 2008
Description	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$1,731,583	-	1,721,341	10,242
Equity securities, available for sale	13,683	4,558	1,935	7,190
Derivatives	11,920	-	11,920	-

Total assets	$1,757,186	4,558	1,735,196	17,432

Policyholder account balances (a)	$19,377	-	19,377	-
Other liabilities (b)	3,787	-	-	3,787

Total liabilities	$23,164	-	19,377	3,787

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

	For the Three Months Ended June, 2009
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	For Sale	For Sale	Assets	Liabilities
	(In thousands)

Beginning balance, April 1, 2009	$6,976	7,157	14,133	1,573
Total realized and unrealized gains (losses):
Included in net income	-	-	-	1,033
Included in other comprehensive income	1,104	-	1,104	-
Purchases, sales, issuances and settlements, net	(535)	-	(535)	(49)
Transfers into (out of) Level 3	-	-	-	-

Ending balance, June 30, 2009	$7,545	7,157	14,702	2,557

Amount of total gains (losses) for the period
included in net income attributable to the change
in unrealized gains (losses) relating to assets still
held as of June 30, 2009	$-	-	-	983

	For the Three Months Ended June 30, 2008
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	For Sale	For Sale	Assets	Liabilities
	(In thousands)

Beginning balance, April 1, 2008	$1,616	7,190	8,806	6,387
Total realized and unrealized gains (losses):
Included in net income	-	-	-	617
Included in other comprehensive loss	(199)	-	(199)	-
Purchases, sales, issuances and settlements, net	(522)	-	(522)	(701)
Transfers into (out of) Level 3	11,924	-	11,924	-

Ending balance, June 30, 2008	$12,819	7,190	20,009	6,303

Amount of total gains (losses) for the period
included in net income attributable to the change
in unrealized gains (losses) relating to assets still
held as of June 30, 2008	$-	-	-	617

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Six Months Ended June 30, 2009
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	For Sale	For Sale	Assets	Liabilities
	(In thousands)

Beginning balance, January 1, 2009	$10,242	7,190	17,432	3,787
Total realized and unrealized gains (losses):
Included in net income	-	-	-	(1,241)
Included in other comprehensive loss	(2,160)	(33)	(2,193)	-
Purchases, sales, issuances and settlements, net	(537)	-	(537)	11
Transfers into (out of) Level 3	-	-	-	-

Ending balance, June 30, 2009	$7,545	7,157	14,702	2,557

Amount of total gains (losses) for the period
included in net income attributable to the change
in unrealized gains (losses) relating to assets still
held as of June 30, 2009	$-	-	-	(1,230)

	For the Six Months Ended June 30, 2008
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	For Sale	For Sale	Assets	Liabilities
	(In thousands)

Beginning balance, January 1, 2008	$1,618	7,147	8,765	7,712
Total realized and unrealized gains (losses):
Included in net income	-	-	-	559
Included in other comprehensive loss	(199)	43	(156)	-
Purchases, sales, issuances and settlements, net	(524)	-	(524)	(1,968)
Transfers into (out of) Level 3	11,924	-	11,924	-

Ending balance, June 30, 2008	$12,819	7,190	20,009	6,303

Amount of total gains (losses) for the period
included in net income attributable to the change
in unrealized gains (losses) relating to assets still
held as of June 30, 2008	$-	-	-	559

Realized gains (losses) on debt and equity securities are reported in the consolidated statements of earnings as net investment gains (losses), unrealized gains (losses) on available for sale debt and equity securities are reported as other comprehensive income (loss) within stockholders’ equity.

The fair value hierarchy classifications are reviewed each reporting period. Reclassification of certain financial assets and liabilities may result from changes in the observability of valuation attributes. Reclassifications are reported as transfers into and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company’s financial instruments are as follows.

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Values	Values	Values	Values
	(In thousands)

ASSETS
Investments in debt and equity
securities:
Securities held to maturity	$3,986,365	4,015,880	3,831,417	3,727,353
Securities available for sale	1,855,738	1,855,738	1,745,266	1,745,266

Cash and short-term investments	54,850	54,850	67,796	67,796
Mortgage loans	93,016	94,174	90,733	90,884
Policy loans	77,928	77,928	79,277	79,277
Other loans	7,959	9,584	1,541	1,572
Derivatives	27,018	27,018	11,920	11,920
Life interest in Libbie Shearn
Moody Trust	1,142	12,775	1,302	12,775

LIABILITIES
Deferred annuity contracts	$4,418,468	4,073,973	4,324,702	3,997,005
Immediate annuity and
supplemental contracts	428,735	439,890	388,486	409,553

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

Life interest in Libbie Shearn Moody Trust. The fair value of the life interest is estimated based on assumptions as to future distributions from the Trust over the life expectancy of Mr. Robert L. Moody. These estimated cash flows were discounted at a rate consistent with uncertainties relating to the amount and timing of future cash distributions. However, the Company has limited the fair value to the maximum amount to be received from insurance proceeds in the event of Mr. Moody's death.

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

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings. In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which may further reduce the Company's credit exposure. At June 30, 2009 and 2008, the fair values of index options owned by the Company totaled $27.0 million and $6.9 million, respectively.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The tables below present the fair value of derivative instruments as of June 30, 2009 and December 31, 2008, respectively.

	June 30, 2009
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
		(In thousands)		(In thousands)
Derivatives not designated as
hedging instruments under
SFAS No. 133

Equity index options	Derivatives,
	Index Options	$27,018

			Universal Life
			and Annuity
Fixed-indexed products			Contracts	$30,273

Total		$27,018		$30,273

	December 31, 2008
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
		(In thousands)		(In thousands)
Derivatives not designated as
hedging instruments under
SFAS No. 133

Equity index options	Derivatives,
	Index Options	$11,920

			Universal Life
			and Annuity
Fixed-indexed products			Contracts	$19,377

Total		$11,920		$19,377

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the condensed consolidated statement of earnings for the six months ended June 30, 2009.
.
		Amount of Gain
		or (Loss)
		Recognized In
Derivatives Not Designated as	Location of Gain or (Loss) Recognized	Income on
Hedging Instruments Under SFAS No. 133	In Income on Derivative	Derivative
		(In thousands)

Equity index options	Net investment income	$(6,061)

Fixed-indexed products	Universal life and annuity contract interest	(14,246)

		$(20,307)

(12) SUBSEQUENT EVENTS

The Company allowed its $40 million bank line of credit with JP Morgan Chase Bank to expire at the end of its three-year term effective July 31, 2009. A new $40 million line of credit with Moody National Bank is expected to be established during August 2009. Robert L. Moody, the Company’s Chairman and Chief Executive Officer, serves as Chairman of the Board and Chief Executive Officer of Moody National Bank. The terms of the new line of credit are subject to the appropriate approvals by the Company’s Board of Directors.

Subsequent events have been evaluated through August 10, 2009, which is the date that the financial statements have been issued.

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

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three and six months ended June 30, 2009 follows. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes beginning on page 3 of this report.

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

Insurance Operations - Domestic

The Company is currently licensed to do business in all states except for New York. Products marketed are annuities, universal life insurance, fixed-indexed annuities and fixed-indexed universal life, and traditional life insurance, which include both term and whole life products. The Company’s domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At June 30, 2009, the Company maintained approximately 117,460 annuity policies in force.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 5,600 independent agents contracted. Roughly 27% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At June 30, 2009, the Company had approximately 72,650 international life insurance policies in force representing approximately $15.7 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 4,700 independent international consultants and brokers currently contracted, 42% of which have submitted policy applications to the Company in the past twelve months.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
International:
Universal life	$753	2,049	1,826	3,642
Traditional life	944	1,379	2,292	2,733
Equity-indexed life	4,536	5,689	8,802	11,433
	6,233	9,117	12,920	17,808
Domestic:
Universal life	911	2,033	1,143	2,932
Traditional life	27	33	73	71
Equity-indexed life	318	892	818	3,224
	1,256	2,958	2,034	6,227

Totals	$7,489	12,075	14,954	24,035

Life insurance sales as measured by annualized first year premiums declined 38% in the second quarter of 2009 as compared to the second quarter of 2008 and declined by the same percentage for the first six months of 2009 compared to the same period in 2008. Both of the Company's life insurance lines of business, international and domestic, posted decreases over the comparable results in 2008 with international sales 32% and 27% lower for the three and six month periods ended June 30, 2009, respectively, and domestic life sales down 58% and 67% for the same three and six month periods.

Management has placed considerable emphasis on building domestic life insurance sales over the past several years as a strategic focus for future growth. This focus was partially in response to comments from outside rating agencies who expressed a preference for a greater proportion of overall Company earnings to derive from the life insurance line of business. The Company’s domestic operations have historically been more heavily skewed toward annuity sales than life insurance sales. The Company spent the greater part of 2003 and 2004 revamping its domestic life operations by changing the way it contracts distribution for life business, eliminating products and distribution that had not contributed significantly to earnings, and creating new and competitive products. A single premium universal life ("SPUL") product was launched at the end of 2003 beginning a diversification of the Company's product portfolio away from smaller dollar face amount policies. The Company released its first fixed equity-indexed universal life ("EIUL") product for its domestic markets at the end of 2005 and this product has subsequently accounted for 40% to 60% of domestic life insurance sales.

The Company developed hybrids of the initial EIUL and SPUL products, combining features, and discontinued the marketing of smaller premium and volume life insurance policies. As a result, the Company attracted new independent distributors with access to customers purchasing larger face amounts of insurance per policy. During the latter part of 2008, the Company’s internal checking and monitoring procedures detected potential instances of rebating in certain domestic geographic markets and instituted commission caps and other preventive procedures to discourage this practice. Although not illegal in these markets, the practice of rebating is particularly prone to large face amount policies not renewing premium payments beyond the initial year of the policy. The Company’s actions discouraged sales of larger face amounts resulting in lower sales levels and amounts of insurance per policy as shown below.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2004	101,700	234,500
Year ended December 31, 2005	137,900	245,900
Year ended December 31, 2006	315,800	254,700
Year ended December 31, 2007	416,800	251,000
Year ended December 31, 2008	455,200	272,000
Six months ended June 30, 2009	194,600	296,000

In addition to the action taken above by the Company, the U.S. economic climate has had a significant impact upon life insurance sales industry wide. The financial burdens associated with the current climate evidenced by loss of employment, higher debt levels, a reduction in wealth through home and financial holdings declines in value, and a higher propensity to save versus spending have resulted in dramatically reduced purchases of life insurance in the first half of 2009.

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

	Six Months Ended June 30,
	2009	2008
Percentage of International Sales:
Latin America	69.2%	65.9%
Pacific Rim	21.4	20.9
Eastern Europe	9.4	13.2

Totals	100.0%	100.0%

Year-to-date, the Company has recorded sales to residents outside of the United States in over thirty different countries with Brazil (22%), Taiwan (18%), and Colombia (10%) making up the largest markets.

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of June 30,
	2009	2008
	($ in thousands)
Universal life:
Number of policies	68,110	71,850
Face amounts	$7,677,170	7,977,850

Traditional life:
Number of policies	48,300	50,450
Face amounts	$2,222,790	1,931,080

Fixed-indexed life:
Number of policies	27,880	27,230
Face amounts	$6,452,230	6,265,720

Rider face amounts	$2,112,870	2,142,040

Total life insurance:
Number of policies	144,290	149,530
Face amounts	$18,465,060	18,316,690

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Fixed-indexed annuities	$116,474	83,979	223,339	156,987
Other deferred annuities	60,980	18,734	105,073	44,556
Immediate annuities	3,482	878	9,296	2,606

Totals	$180,936	103,591	337,708	204,149

Annuity sales for the second quarter of 2009 were 75% higher than the comparable period in 2008 and increased 65% for the six months ended June 30, 2009 versus the same period in 2008. Since 2003 when the Company achieved nearly $1.2 billion in sales, annuity new business has trended lower due to a combination of declining interest rates, investors returning to alternative investment vehicles, rating agency concerns regarding the percentage of new business derived from the annuity line of business, and the Company managing its targeted levels of risk and statutory capital and surplus. In addition, during a large portion of the past several years the interest rate yield curve has either been inverted (shorter term rates higher than longer term rates) or relatively flat. In such an interest rate environment, consumers tend toward short term investment vehicles such as bank certificates of deposits rather than longer term choices which include fixed rate annuities.

The recessionary contraction and financial market crisis that began in the latter half of 2007 has impacted many annuity carriers in the industry. Losses from investment impairments as well as equity exposure through variable annuity product offerings have crippled the capital position of numerous insurers and limited their ability to write new business. The Company’s substantial capital position achieved through ongoing operating profitability and limited investment loss exposure has positioned it to write additional levels of annuity new business. The sales increase in the first six months of 2009 over the first six months of 2008 is indicative of the Company’s enhanced competitive position in the marketplace. In addition, during the second quarter of 2009 the Company received a rating increase from A.M. Best to “A” (Excellent) further advancing the attractiveness of the Company’s product offerings. Management has performed analyses of the capital strain associated with incrementally higher levels of annuity new business and determined that the Company’s capital position is more than sufficient to handle increased sales activity.

The Company's mix of annuity sales tends to shift with interest rate levels and the relative performance of the equity market. Over the past several years, sales of fixed-indexed products have consistently accounted for more than one-half of all annuity sales and were 66% of annuity activity during the first six months of 2009. For all fixed-indexed products, the Company purchases over the counter options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-indexed products also provide the contractholder the alternative to elect a fixed interest rate crediting option. With the performance of the equity markets over the past eighteen months, an increasing percentage of fixed-indexed contractholders have elected this crediting option.

The level of annuity sales volume the past several years has required a greater level of asset/liability analysis. The Company monitors its asset/liability matching within the self-constraints of desired capital levels and risk tolerance. Despite the amounts of new business, the Company's capital level remains substantially above industry averages and regulator targets.

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of June 30,
	2009	2008
	($ in thousands)

Fixed-indexed annuities
Number of policies	34,220	32,630
GAAP annuity reserves	$2,118,960	1,978,350

Other deferred annuities
Number of policies	67,930	71,870
GAAP annuity reserves	$2,299,510	2,401,570

Immediate annuities
Number of policies	15,310	13,860
GAAP annuity reserves	$353,370	276,360

Total annuities
Number of policies	117,460	118,360
GAAP annuity reserves	$4,771,840	4,656,280

Critical Accounting Policies

Accounting policies discussed below are those considered critical to an understanding of the Company’s financial statements.

Impairment of Investment Securities. The Company’s accounting policy requires that a decline in the value of a security below its amortized cost basis be evaluated to determine if the decline is other-than-temporary. The primary factors considered in evaluating whether a decline in value for fixed income and equity securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the reasons for the decline in value (credit event, interest rate related, credit spread widening), (c) the overall financial condition as well as the near-term prospects of the issuer, (d) whether the debtor is current on contractually obligated principal and interest payments, and (e) whether the Company has the intent to sell, or if it is more likely than not that it will be required to sell, the investment prior to a market price recovery. In addition, certain securitized financial assets with contractual cash flows are evaluated periodically by the Company to update the estimated cash flows over the life of the security. If the Company determines that the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the previous purchase or prior impairment, then an other-than-temporary impairment charge is recognized. The Company would recognize impairment of securities due to non credit related events in earnings only if it had the intent to sell or believes that is more likely than not that it will be required to sell the securities prior to market price recovery or maturity. When a security is deemed to be impaired, the portion of the impairment that is deemed to be credit is charged to the income statement and the cost basis of the investment is reduced. The portion of the impairment that is deemed to be non-credit is charged to other comprehensive income (loss). Once an impairment charge has been recorded, the fair value of the impaired investment becomes its new cost basis and the Company continues to review the other-than-temporarily impaired security for appropriate valuation on an ongoing basis. However, the new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value.

Deferred Acquisition Costs (“DAC”). The Company is required to defer certain policy acquisition costs and amortize them over future periods. These costs include commissions and certain other expenses that vary with and are primarily associated with acquiring new business. The deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs. The DAC asset balance is subsequently charged to income over the lives of the underlying contracts in relation to the anticipated emergence of revenue or profits. Actual revenue or profits can vary from Company estimates resulting in increases or decreases in the rate of amortization. The Company does regular evaluations to determine if actual experience or other evidence suggests that earlier estimates should be revised. Assumptions considered significant include surrender and lapse rates, mortality, expense levels, investment performance, and estimated interest spread. Should actual experience dictate that the Company change assumptions regarding the emergence of future revenues or profits (commonly referred to as “unlocking”), the Company would record a charge or credit to bring its DAC balance to the level it would have been if using the new assumptions from the inception date of each policy.

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
Investment activities of the Company are integral to its insurance operations. Since life insurance benefits may not be paid until many years into the future, the accumulation of cash flows from premium receipts are invested with income reported as revenue when earned. Anticipated yields on investments are reflected in premium rates, contract liabilities, and other product contract features. These anticipated yields are implied in the interest required on the Company’s net insurance liabilities (future policy benefits less deferred acquisition costs) and contractual interest obligations in its insurance and annuity products. The Company benefits to the extent actual net investment income exceeds the required interest on net insurance liabilities and manages the rates it credits on its products to maintain the targeted excess or “spread” of investment earnings over interest credited. The Company will continue to be required to provide for future contractual obligations in the event of a decline in investment yield. For more information concerning revenue recognition, investment accounting, and interest sensitivity, please refer to Note 1, Summary of Significant Accounting Policies and Note 9, Investments, in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K.

Pension Plans and Other Postretirement Benefits. The Company sponsors a qualified defined benefit pension plan, covering substantially all employees, which was frozen effective December 31, 2007, and three nonqualified defined benefit plans covering certain senior officers. In addition, the Company has postretirement health care benefits for certain senior officers. The freeze of the qualified benefit pension plan ceased future benefit accruals to all participants and closed the Plan to any new participants. In addition, all participants became immediately 100% vested in their accrued benefits as of that date. In accordance with prescribed accounting standards, the Company annually reviews plan assumptions.

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

Other significant accounting policies, although not involving the same level of measurement uncertainties as those discussed above, but nonetheless important to an understanding of the financial statements, are described in Note 1, Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

Impact of Recent Business Environment

The financial markets began experiencing stress during the second half of 2007 which significantly increased during 2008 and on into 2009. The volatility and disruption in the financial markets has caused the availability and cost of credit to be materially affected. Combined with volatile oil prices, depressed home prices, increasing foreclosures, fluctuating equity market values, declining business and consumer confidence, and higher unemployment, these factors precipitated a severe recession that continued through the first half of 2009. The combination of economic conditions began to negatively impact our sales in 2008, particularly in the international markets, and continued to adversely impact the demand for our life products during the first half of 2009. As such going forward, we also may experience a higher incidence of claims, lapses or surrenders of policies.

The fixed income markets, our primary investment source, are experiencing a high level of volatility. Although market liquidity conditions have recently shown signs of improvement in some sectors, credit downgrade events have continued and there is an increased probability of default for many fixed income instruments. These volatile market conditions have also increased the difficulty of valuing certain securities as trading is less frequent and/or market data is less observable. Certain securities that were in active markets with significant observable data became illiquid due to the current financial environment resulting in valuations that require greater estimation and judgment as well as valuation methods which are more complex. Such valuations may not ultimately be realizable in a market transaction and may change very rapidly as market conditions change and valuation assumptions need to be modified.

Credit spreads (difference between bond yields and risk-free interest rates) on fixed maturity securities remain high given the market conditions. While the increase in credit spreads generated higher yields making our products more attractive to consumers, the higher rate levels caused a reduction in the carrying value of our marked-to-market investments in 2008 negatively impacting our financial condition and reported book value per share. There are early signs that the economy and the financial markets are starting to stabilize. During the six months ended June 30, 2009, the fair value of our mark to market securities showed an increase from their year-end values.

Our operating strategy is to maintain capital levels substantially above regulatory and rating agency requirements. While not significant, our statutory capital levels were impacted during the first half of the year as a result of rating declines on some of our holdings.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Traditional life and annuity premiums	$4,389	4,624	8,520	8,518
Universal life and annuity
contract revenues	38,862	33,593	77,433	65,811
Net investment income
(excluding derivatives)	86,834	86,034	170,410	170,021
Other income	3,507	3,153	7,101	6,292

Operating revenues	133,592	127,404	263,464	250,642
Derivative income (loss)	6,909	(13,756)	(6,061)	(38,313)
Realized gains (losses)
on investments	166	(267)	(5,179)	(311)

Total revenues	$140,667	113,381	252,224	212,018

Traditional life and annuity premiums - Traditional life and annuity premiums decreased 5.1% and remained flat for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. These are products that supplement the Company’s main core offering of universal life products particularly universal life products.

Universal life and annuity contract revenues - Revenues for universal life and annuity contract revenues increased 15.7% and 17.7% for the three and six months ended June 30, 2009 compared to the same periods in 2008, and consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances. Revenues in the form of cost of insurance charges were flat versus the prior year at $20.8 million and $42.1 million for the three and six months ended June 30, 2009 compared to $20.4 million and $40.4 million for the three and six months ended June 30, 2008. Surrender charges assessed against policyholder account balances upon withdrawal increased to $13.5 million and $27.1 million for the three and six months ended June 30, 2009 versus $9.5 million and $18.6 million for the three and six months ended June 30, 2008, indicative of a higher incidence of policy withdrawals and terminations.

Net investment income - A detail of net investment income is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Gross investment income:
Debt securities	$81,912	80,636	162,652	160,050
Mortgage loans	1,980	1,941	3,839	3,900
Policy loans	1,443	1,534	2,919	3,054
Short-term investments	22	225	90	668
Other invested assets	2,448	2,349	2,862	3,657

Total investment income	87,805	86,685	172,362	171,329
Investment expenses	971	651	1,952	1,308

Net investment income
(excluding derivatives)	86,834	86,034	170,410	170,021
Derivative gain (loss)	6,909	(13,756)	(6,061)	(38,313)

Net investment income	$93,743	72,278	164,349	131,708

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

To ensure the Company will be able to pay future commitments to policyholders and provide a financial return, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed maturity debt securities. The income from these investments is closely monitored by the Company due to its significant impact on the business. For the six months ended June 30, 2009, the Company’s insurance operations purchased $366.2 million of debt securities with a weighted average yield to maturity of 6.4% and average Standard and Poor’s credit rating of “A”.

Net investment income performance is summarized as follows:

	Six Months Ended June 30,
	2009	2008
	(In thousands)

Excluding derivatives:
Net investment income	$170,410	170,021
Average invested assets, at amortized cost	$5,919,547	5,822,201
Annual yield on average invested assets	5.76%	5.84%

Including derivatives:
Net investment income	$164,349	131,708
Average invested assets, at amortized cost	$5,938,561	5,876,907
Annual yield on average invested assets	5.53%	4.48%

As the Company’s invested assets are substantially held in debt securities, the yield on average invested assets tends to move in conjunction with the yield on the debt securities portfolio. Although long-term interest rate levels were lower in the first six months of 2009 compared to the first six months of 2008, the relative increase in corporate spreads over treasury rates substantially offset the lower interest rate level such that long-term investment yields remained largely the same. Net investment income performance is analyzed excluding the derivative income which is a common practice in the insurance industry in order to assess underlying profitability and results from ongoing operations.

Other income - Other income primarily pertains to the Company's operations involving a nursing home in Reno, Nevada. Revenues associated with this operation were $3.4 million and $3.0 million for the quarter ended June 30, 2009 and 2008, respectively, and $6.8 million and $6.1 million for the six months ended June 30, 2009 and 2008, respectively.

Derivative income (loss) - Index options are derivative financial instruments used to partially hedge the equity return component of the Company's fixed-indexed products. Index options are intended to act as economic hedges to match closely the returns on the products’ underlying reference indices. With an increase or decline in this index, the index option values likewise increase or decline. Any increases or decreases in income from these options are substantially offset by corresponding increases or decreases in amounts credited to fixed-indexed annuity and life policyholders. As such, income or loss from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income.

Derivative components included in net investment income and the corresponding contract interest amounts are detailed below for each date presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Derivatives:
Unrealized income (loss)	$19,709	(809)	18,344	(21,289)
Realized loss	(12,800)	(12,947)	(24,405)	(17,024)

Total income (loss) included
in net investment income	$6,909	(13,756)	(6,061)	(38,313)

Total contract interest	$57,652	33,555	92,917	60,172

Benefits and Expenses.  The following details benefits and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Life and other policy benefits	$10,248	7,655	23,276	18,111
Amortization of deferred
acquisition costs	28,549	30,263	56,497	56,511
Universal life and annuity
contract interest	57,651	33,555	92,917	60,172
Other operating expenses	16,631	14,627	29,344	28,057

Totals	$113,079	86,100	202,034	162,851

Life and other policy benefits - Death claims increased from $6.2 million and $14.2 million during the three and six months ended June 30, 2008 to $7.7 million and $17.6 million for the same periods in 2009. During the quarter ended March 31, 2009, the Company reviewed and updated its Incurred But Not Reported (“IBNR”) claims reserving assumptions. The updated estimates resulted in a one-time reduction in the IBNR claim reserve that is included in the six months ended June 30, 2009 amounts. While death claim amounts are subject to variation from period to period, the Company's mortality experience generally has been consistent with its product pricing assumptions.

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

Amortization of deferred policy acquisition costs decreased $1.7 million and remained flat for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The changes in amortization reflects the current activity related to partial surrender rates, surrender rates, mortality rates, portfolio yield rates and crediting rates on deferred annuities and universal life products.

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

The Company's approximated average credited rates are as follows:

	June 30,		June 30,
	2009	2008	2009	2008
	(Excluding derivative products)		(Including derivative products)

Annuity	2.21%	2.87%	3.14%	2.06%
Interest sensitive life	1.63%	3.64%	4.75%	3.15%

Contract interest also includes the performance of the equity-indexed component of the Company's derivative products which resulted in a gain of $6.9 million and a loss of $6.1 million in the three and six months ended June 30, 2009 and losses of $13.8 million and $38.3 million in the three and six months ended June 30, 2008. As previously noted, the market performance of these equity-index features is largely included in contract interest expense while also impacting the Company's investment income given the hedge nature of the options purchased for these products.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and share based compensation costs. Nursing home operation expenses included in other operating expenses were $3.3 million and $6.6 million for the three and six months ended June 30, 2009 and $2.8 million and $5.6 million for the three and six months ended June 30, 2008. Share based compensation costs for the Company's stock option plan related to outstanding vested and unvested options for the three and six months ended June 30, 2009 totaled $(1.2) million and $0.6 million compared to $0.8 million and $0.6 million for the corresponding periods in 2008.

Federal Income Taxes. Federal income taxes on earnings from continuing operations reflect effective tax rates of 32.5% and 33.7% for the six months ended June 30, 2009 and 2008, respectively. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the three months and six months ended June 30, 2009 and 2008 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Segment earnings:
Three months ended:

June 30, 2009	$1,512	3,238	11,263	2,721	18,734

June 30, 2008	$998	4,669	10,356	2,292	18,315

Six months ended:

June 30, 2009	$3,812	4,714	24,963	3,747	37,236

June 30, 2008	$975	8,541	20,165	3,109	32,790

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$9,418	6,691	18,957	13,310
Net investment income	4,962	5,030	10,060	10,191
Other income	6	4	20	10

Total premiums and other revenue	14,386	11,725	29,037	23,511

Benefits and expenses:
Life and other policy benefits	4,334	2,814	8,155	7,019
Amortization of deferred policy
acquisition costs	1,979	2,068	4,334	4,355
Universal life insurance contract
interest	2,226	2,288	4,498	4,643
Other operating expenses	3,649	3,049	6,379	6,023

Total benefits and expenses	12,188	10,219	23,366	22,040

Segment earnings before
Federal income taxes	2,198	1,506	5,671	1,471

Provision for Federal
income taxes	686	508	1,859	496

Segment earnings	$1,512	998	3,812	975

Revenues from domestic life insurance operations include life insurance premiums on traditional type products and revenues from universal life insurance. Revenues from traditional products are the premiums collected, while revenues from universal life insurance consist of policy charges for the cost of insurance, policy administration fees, and surrender charges assessed during the period. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Universal life insurance revenues	$8,671	6,333	17,366	12,378
Traditional life insurance premiums	1,783	1,309	3,955	2,931
Reinsurance premiums	(1,036)	(951)	(2,364)	(1,999)

Totals	$9,418	6,691	18,957	13,310

The Company's U.S. operations have made efforts over the past several years to attract new independent agents and to promote life products to improve domestic sales.

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP.  Actual universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Universal life insurance:
First year and single premiums	$5,213	3,147	7,395	7,477
Renewal premiums	5,809	4,851	11,377	9,579

Totals	$11,022	7,998	18,772	17,056

The increased revenues and a slightly more favorable mortality experience in the first six months of 2009 compared to 2008 resulted in the increased earnings for the three and six months ended June 30, 2009 versus the comparable periods in 2008.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$26,585	24,741	52,834	48,226
Net investment income	9,822	5,005	13,880	8,044
Other income	12	13	39	25

Total premiums and other revenue	36,419	29,759	66,753	56,295

Benefits and expenses:
Life and other policy benefits	4,374	4,286	12,098	9,599
Amortization of deferred policy
acquisition costs	11,600	9,610	24,762	18,401
Universal life insurance contract
interest	10,480	4,586	14,200	7,280
Other operating expenses	5,174	4,254	8,680	8,126

Total benefits and expenses	31,628	22,736	59,740	43,406

Segment earnings before Federal
income taxes	4,791	7,023	7,013	12,889

Provision for Federal
income taxes	1,553	2,354	2,299	4,348

Segment earnings	$3,238	4,669	4,714	8,541

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 4,700 independent international consultants and brokers currently contracted.

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Universal life insurance revenues	$26,659	23,913	54,384	47,865
Traditional life insurance premiums	3,206	4,013	5,935	7,054
Reinsurance premiums	(3,280)	(3,185)	(7,485)	(6,693)

Totals	$26,585	24,741	52,834	48,226

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP.  Actual universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Universal life insurance:
First year and single premiums	$7,251	10,565	14,852	19,951
Renewal premiums	24,325	24,426	46,671	46,982

Totals	$31,576	34,991	61,523	66,933

For 2009, the Company reported decreased premiums for fixed-indexed universal life products of approximately $30.0 million versus $38.2 million for the first six months of 2009 and 2008, respectively. Contract revenues have increased as the amount of international life insurance in force has grown from $15.4 billion at June 30, 2008, to $15.7 billion at June 30, 2009.

As previously noted, net investment income and contract interest include period-to-period changes in fair values pertaining to options purchased that are tied to the performance of the products underlying reference indices. The largest selling product in the international life insurance segment for the past five years has been an equity-indexed universal life policy with the equity component linked to the underlying indices. With the growth in this block of business, the period-to-period changes in fair values of the underlying options have had an increasingly greater impact on net investment and contract interest. A detail of net investment income for international life insurance operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Net investment income
(excluding derivatives)	$8,206	7,503	15,402	14,570
Derivative income (loss)	1,616	(2,498)	(1,522)	(6,526)

Net investment income	$9,822	5,005	13,880	8,044

Amortization of deferred policy acquisition costs increased approximately 35% comparing the first six months of 2009 to the same period in 2008, and increased 21% in the second quarter of 2009 versus the second quarter of 2008 reflecting higher lapse activity due to current economic conditions.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's annuity products and investment contracts are available to international residents, current sales are small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$7,248	6,785	14,162	12,793
Net investment income	75,096	59,006	135,117	109,303
Other income	78	85	213	123

Total premiums and other revenue	82,422	65,876	149,492	122,219

Benefits and expenses:
Life and other benefits	1,540	555	3,023	1,493
Amortization of deferred policy
acquisition costs	14,970	18,585	27,401	33,755
Annuity contract interest	44,945	26,681	74,219	48,249
Other operating expenses	4,540	4,489	7,734	8,295

Total benefits and expenses	65,995	50,310	112,377	91,792

Segment earnings before Federal
income taxes	16,427	15,566	37,115	30,427

Provision for Federal income taxes	5,164	5,210	12,152	10,262

Segment earnings	$11,263	10,356	24,963	20,165

Revenues from annuity operations primarily include surrender charges and recognition of deferred revenues relating to immediate or payout annuities. A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Surrender charges	$5,771	5,630	11,124	10,425
Payout annuity and other revenues	1,472	1,150	3,029	2,357
Traditional annuity premiums	5	5	9	11

Totals	$7,248	6,785	14,162	12,793

The Company's earnings are dependent upon annuity contracts persisting or remaining in force. While premium and contract revenues increased with an increase in surrender charges, the Company's investment earnings benefit as more policies remain in force.

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual annuity deposits collected for the three and six months ended June 30, 2009 and 2008 are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Fixed-indexed annuities	$114,260	76,282	218,026	145,306
Other deferred annuities	63,285	29,276	110,834	59,004
Immediate annuities	3,526	856	8,764	2,505

Totals	$181,071	106,414	337,624	206,815

Fixed-indexed product sales typically follow the stock market in that sales increase when confidence is high in the stock market and decline if the stock market is showing poor performance. However, in the current environment the Company’s experience has shown a lower proportion of fixed-indexed annuity sales relative to other deferred annuity products which have a fixed interest rate of interest credited to the policy.

Other deferred annuity product sales have generally been trending lower over the past few years due to low interest rates and investor preferences. As a selling inducement, many of the deferred products, as well as the fixed-indexed annuity products, include a first year interest bonus in addition to a base interest rate. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred and amortized over future periods amounted to approximately $8.4 million and $16.9 million for the three and six months ended June 30, 2009, and $5.7 million and $10.2 million in the comparable periods of 2008.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net investment income
(excluding derivatives)	$69,853	70,263	139,248	141,089
Derivative income (loss)	5,243	(11,257)	(4,131)	(31,786)

Net investment income	$75,096	59,006	135,117	109,303

As noted previously, derivative income and loss fluctuate from period to period based on the performance of the products’ underlying indices.

Annuity contract interest includes the equity component return associated with the Company's fixed-indexed annuities.  The detail of fixed-indexed annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Fixed-indexed annuities	$33,806	(1,486)	57,876	3,431
All other annuities	16,408	29,442	26,600	47,792

Gross contract interest	50,214	27,956	84,476	51,223
Bonus interest deferred and capitalized	(8,460)	(5,672)	(16,939)	(10,156)
Bonus interest amortization	3,278	4,397	6,769	7,182

Total contract interest	$45,032	26,681	74,306	48,249

Contract interest includes the portion of its return on fixed interest products associated with the performance of the underlying indices.

Amortization of deferred policy acquisition costs decreased approximately 19% comparing the first three and six months of 2009 to the same periods in 2008. During the first three months of 2008 the Company experienced an increased conversion activity of deferred annuities into payout annuities. This resulted in a higher amortization for the six months ended June 30, 2008. Current amounts should be more reflective of ongoing activity.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, as previously noted, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $0.3 million and $0.5 million of operating earnings in the first six months of 2009 and 2008, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the careful handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of June 30, 2009 and December 31, 2008.  The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.

	Composition of Investments
	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

Debt securities	$5,828,529	96.1	$5,563,000	96.3
Mortgage loans	93,016	1.5	90,733	1.6
Policy loans	77,928	1.3	79,277	1.4
Derivatives	27,018	0.4	11,920	0.2
Equity securities	13,574	0.2	13,683	0.2
Real estate	20,282	0.3	10,828	0.2
Other	9,369	0.2	3,340	0.1

Totals	$6,069,716	100.0	$5,772,781	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations ("CMOs"). As of June 30, 2009 and December 31, 2008, the Company's debt securities portfolio consisted of the following:

	Composition of Debt Securities
	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

Corporate	$2,691,074	46.1	$2,453,404	44.0
Mortgage-backed securities	1,955,921	33.6	2,001,060	36.0
Public utilities	920,190	15.8	790,419	14.2
U.S. agencies	48,186	0.8	119,674	2.2
U.S. Treasury	1,920	-	1,923	-
Home equity	43,825	0.8	46,959	0.9
Manufactured housing	37,579	0.6	41,319	0.7
States & political subdivisions	108,677	1.9	86,962	1.6
Foreign governments	21,157	0.4	21,280	0.4

Totals	$5,828,529	100.0	$5,563,000	100.0

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

Due to negative news relative to the mortgage industry, and in particular subprime mortgages, the Company has included detailed information below related to this exposure in the debt securities portfolio. The Company holds approximately $81.4 million in asset-backed securities at June 30, 2009. This portfolio includes $37.6 million of manufactured housing bonds and $43.8 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (CBOs), collateralized debt obligations (CDOs), or collateralized loan obligations (CLOs). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The mortgage-backed portfolio includes one Alt-A security with a carrying value of $3.6 million. The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The average FICO for an Alt-A borrower is approximately 715 compared to a score of 730 for a jumbo prime borrower. The Company’s exposure to the Alt-A and subprime sectors is limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans. The asset-backed portfolio includes thirteen subprime securities, totaling $43.8 million. The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities. All of the loans classified as Alt-A or subprime in the Company’s portfolio as of June 30, 2009 were underwritten prior to 2005 as noted in the table below.

Investment	June 30, 2009		December 31, 2008
Origination Year	Carrying Value	Market Value	Carrying Value	Market Value
	(In thousands)

Subprime:
1998	$11,534	9,829	12,125	11,157
2002	1,110	575	1,123	556
2003	6,533	3,343	6,894	3,779
2004	24,648	15,483	26,817	21,970

Subtotal subprime	$43,825	29,230	46,959	37,462

Alt A:
2004	$3,586	3,586	3,821	3,821

As of June 30, 2009, nine of the subprime securities were rated AAA, two were rated AA, one rated A and one rated BBB.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's portfolio with 98.0% held in investment grade securities. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P®.

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

AAA and U.S. government	$2,122,581	36.4	$2,306,694	41.5
AA	275,180	4.7	205,729	3.7
A	1,501,730	25.8	1,431,703	25.7
BBB	1,811,130	31.1	1,546,720	27.8
BB and other below investment grade	117,908	2.0	72,154	1.3

Totals	$5,828,529	100.0	$5,563,000	100.0

The Company does not purchase below investment grade securities.  Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are summarized below.

	Below Investment Grade Debt Securities
			Estimated	% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets
	(In thousands except percentages)

June 30, 2009	$134,685	117,908	107,747	1.9%

December 31, 2008	$84,229	72,154	67,375	1.2%

December 31, 2007	$105,067	100,221	97,618	1.7%

As of June 30, 2009, the Company's percentage of below investment grade securities compared to total invested assets totaled 1.9%. The increase from December 31, 2008 is primarily due to securities being downgraded during the first six months of 2009. The Company's holdings of below investment grade securities as a percentage of total invested assets is relatively small compared to industry averages.

Holdings in below investment grade securities by category as of June 30, 2009 are summarized below, including June 30, 2009 and December 31, 2008 fair values for comparison. The Company is continually monitoring developments in these industries that may affect security valuation issues. Holdings in below investment grade securities by category are summarized below.

	Below Investment Grade Debt Securities
	Amortized	Carrying	Fair	Fair
	Cost	Value	Value	Value
	June 30,	June 30,	June 30,	December 31,
	2009	2009	2009	2008
	(In thousands)

Retail	$22,445	16,626	16,626	15,033
Utilities/Energy	2,098	2,043	2,043	1,839
Telecommunication	6,321	6,250	6,250	3,807
Manufactured housing	10,783	10,870	8,673	7,436
Mortgage-backed	4,920	3,097	3,098	3,661
Transportation	1,635	1,477	1,478	1,144
Manufacturing	32,066	29,091	27,881	23,222
Banking/Finance	28,928	26,591	20,479	17,094
Medical	13,000	12,604	11,960	11,050
Other	12,489	9,259	9,259	8,689

Totals	$134,685	117,908	107,747	92,975

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

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at June 30, 2009, approximately 31.6% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)
	(In thousands)
Securities held to maturity:
Debt securities	$4,015,880	3,986,365	29,515
Securities available for sale:
Debt securities	1,842,164	1,891,113	(48,949)
Equity securities	13,574	6,805	6,769

Totals	$5,871,618	5,884,283	(12,665)
During the six months ending June 30, 2009 the Company recorded other-than-temporary impairment writedowns on debt securities totaling $4.9 million and equity securities totaling $0.4 million. See Note 9 in the accompanying condensed consolidated financial statements.

As of April 1, 2009, the Company adopted the new FSP FAS 115-2 and FAS 124 -2. See Note 3 in the accompanying condensed consolidated financial statement. For the three months ended June 30, 2009, the Company recognized $1.8 million of other-than-temporary impairments; $26,000 was deemed credit related and recognized as realized investment losses in earnings, $1.8 million was deemed non-credit related impairments and recognized in other comprehensive income.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	June 30,	March 31,	December 31,
	2009	2009	2008
	(In thousands except percentages)

Debt securities - fair value	$5,858,044	5,610,330	5,458,936
Debt securities - amortized cost	$5,877,478	5,813,308	5,728,363
Fair value as a percentage of amortized cost	99.67%	96.51%	95.30%
Unrealized loss balance	$(19,434)	(202,978)	(269,427)
Ten-year U.S. Treasury bond - increase (decrease)
in yield for the quarter	0.87%	0.45%	(1.81	) %

	Unrealized Gains (Losses) Balance
				Quarter	YTD
	At	At	At	Change in	Change in
	June 30,	March 31,	December 31,	Unrealized	Unrealized
	2009	2009	2008	Balance	Balance

Debt securities held to
maturity	$29,515	(60,318)	(104,064)	89,833	133,579
Debt securities available
for sale	(48,949)	(142,660)	(165,363)	93,711	116,414

Totals	$(19,434)	(202,978)	(269,427)	183,544	249,993

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. Although the market interest rates of the ten-year U.S. Treasury bond increased approximately 87 basis points during the second quarter, the Company experienced an unrealized gain of $183.5 million on a portfolio of approximately $5.9 billion as the spread between corporate bonds and treasuries narrowed during the quarter. Since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's consolidated balance sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2008, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the second quarter of 2009 were reasonable given the expected range of results of this analysis.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and revenues, investment income, and investment maturities are the primary sources of funds while investment purchases, policy benefits, and operating expenses are the primary uses of funds. The Company historically has not been put in the position of liquidating invested assets to provide cash flow. However, investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company is currently moving $40 million on its bank line of credit to a new provider. While the current facility expired July 31, 2009, the new line of credit terms have been negotiated and are expected to be in place by the end of August 2009. There are expected to be no material changes in the term of the bank credit facility.

A primary liquidity concern for life insurers is the risk of an extraordinary level of early policyholder withdrawals. The Company includes provisions within its annuity and universal life insurance policies, such as surrender charges, that help limit and discourage early withdrawals.

The actual amounts paid by product line in connection with surrenders and withdrawals for the periods ended June 30 are noted in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Product Line:
Traditional Life	$1,175	1,060	2,454	2,132
Universal Life	14,556	9,220	30,421	18,670
Annuities	97,992	104,062	195,145	203,909

Total	$113,723	114,342	228,020	224,711

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $92.5 million and $98.4 million for the six months ended June 30, 2009 and 2008, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $634.6 million and $519.1 million for the six months ended June 30, 2009 and 2008, respectively. These cash flow items could change if interest rates rise. Net cash flows from the Company's universal life and investment annuity deposit product operations totaled $67.6 million and $(62.7) million during the six months ended June 30, 2009 and 2008, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. As of June 30, 2009, the Company had commitments of approximately $1.8 million which were approved by the Company's Board of Directors for the construction of a nursing home facility in Central Texas. The construction of the new facility began in 2007 and is expected to be completed in the third quarter of 2009.

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

The table below summarizes future estimated cash payments under existing contractual obligations as of June 30, 2009.

	Payment Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating lease obligations (1)	$212	196	16	-	-
Loan commitments	1,650	1,650	-	-	-
Construction commitments	1,784	1,784	-	-	-
Life claims payable (2)	51,081	51,081	-	-	-
Other long-term reserve
liabilities reflected on the
balance sheet under GAAP (3)	7,922,428	809,556	1,470,586	1,796,133	3,846,153

Total	$7,977,155	864,267	1,470,602	1,796,133	3,846,153

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

CHANGES IN ACCOUNTING PRINCIPLES AND CRITICAL ACCOUNTING POLICIES

Changes in Accounting Principles

Refer to Notes 2, 3, and 9 of the Notes to Condensed Consolidated Financial Statements.

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8(A) "Legal Proceedings" of the accompanying financial statements included in this Form 10-Q.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 19, 2009, the stockholders voted upon the following matters at the annual stockholders meeting:

(a) The election of Class A directors to the Company's Board of Directors to serve one-year terms.  The results of the voting were as follows:

	For	Against

Robert L. Moody	2,843,906	394,460
Stephen E. Glasgow	3,082,958	155,408
E.J. Pederson	3,083,744	154,622

(b) The election of Class B directors to the Company's Board of Directors to serve one-year terms.  The results of the voting were as follows:

	For	Against

E. Douglas McLeod	200,000	-
Charles D. Milos	200,000	-
Frances A. Moody-Dahlberg	200,000	-
Ross R. Moody	200,000	-
Russell S. Moody	200,000	-
Louis E. Pauls, Jr.	200,000	-

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: August 10, 2009	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: August 10, 2009	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 10, 2009	/S/ Michael G. Kean
Michael G. Kean
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)