Form 10-Q
period 2009-09-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2009-11-09
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 5, 2009, the number of shares of Registrant's common stock outstanding was: Class A – 3,425,966 and Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	September 30,	December 31,
ASSETS	2009	2008

Investments:
Securities held to maturity, at amortized cost
(fair value: $4,259,696 and $3,727,353)	$4,082,605	3,831,417
Securities available for sale, at fair value
(cost: $1,963,559 and $1,904,053)	2,033,249	1,745,266
Mortgage loans, net of allowance for possible losses
($3,577 and $4,587)	88,986	90,733
Policy loans	75,916	79,277
Derivatives, index options	66,987	11,920
Other long-term investments	33,809	14,168

Total investments	6,381,552	5,772,781

Cash and short-term investments	35,669	67,796
Deferred policy acquisition costs	624,377	701,984
Deferred sales inducements	116,883	120,955
Accrued investment income	72,005	64,872
Federal income tax receivable	-	1,820
Other assets	63,280	56,272

	$7,293,766	6,786,480

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2009	2008

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$135,186	137,530
Universal life and annuity contracts	5,764,603	5,424,968
Other policyholder liabilities	129,771	131,963
Federal income tax liability:
Current	14,162	-
Deferred	46,236	26,506
Other liabilities	105,284	79,300

Total liabilities	6,195,242	5,800,267

COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,425,966
and 3,425,966 issued and outstanding in 2009 and 2008	3,426	3,426
Class B - $1 par value; 200,000 shares authorized, issued,
and outstanding in 2009 and 2008	200	200
Additional paid-in capital	36,680	36,680
Accumulated other comprehensive income (loss)	14,959	(65,358)
Retained earnings	1,043,259	1,011,265

Total stockholders’ equity	1,098,524	986,213

	$7,293,766	6,786,480

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)
(In thousands, except per share amounts)

	2009	2008

Premiums and other revenue:
Traditional life and annuity premiums	$3,707	4,057
Universal life and annuity contract charges	37,683	32,885
Net investment income	116,276	69,582
Other revenues	5,086	3,056
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(4,666)	(21,635)
Portion of OTTI losses recognized in other comprehensive income	4,572	-
Net OTTI losses recognized in earnings	(94)	(21,635)
Other net investment gains	151	15
Total net realized investment gains (losses)	57	(21,620)

Total revenues	162,809	87,960

Benefits and expenses:
Life and other policy benefits	19,965	10,794
Amortization of deferred policy acquisition costs and
deferred sales inducements	28,436	37,188
Universal life and annuity contract interest	80,608	38,339
Other operating expenses	36,426	17,905

Total benefits and expenses	165,435	104,226

Loss before Federal income taxes	(2,626)	(16,266)

Provision (benefit) for Federal income taxes:
Current	18,036	3,488
Deferred	(19,548)	(9,954)

Total Federal income taxes	(1,512)	(6,466)

Net loss	$(1,114)	(9,800)

Basic Loss Per Share:
Class A	$(0.32)	(2.78)
Class B	$(0.16)	(1.39)

Diluted Loss Per Share:
Class A	$(0.32)	(2.78)
Class B	$(0.16)	(1.39)

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)
(In thousands, except per share amounts)

	2009	2008

Premiums and other revenues:
Traditional life and annuity premiums	$12,227	12,575
Universal life and annuity contract charges	115,116	98,696
Net investment income	280,625	201,290
Other revenues	12,187	9,348
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(11,796)	(23,085)
Portion of OTTI losses recognized in other comprehensive income	6,395	-
Net OTTI losses recognized in earnings	(5,401)	(23,085)
Other net investment gains	279	1,154
Total net realized investment losses	(5,122)	(21,931)

Total revenues	415,033	299,978

Benefits and expenses:
Life and other policy benefits	43,241	28,905
Amortization of deferred policy acquisition costs and
deferred sales inducements	84,933	93,699
Universal life and annuity contract interest	173,525	98,511
Other operating expenses	65,770	45,962

Total benefits and expenses	367,469	267,077

Earnings before Federal income taxes	47,564	32,901

Provision (benefit) for Federal income taxes:
Current	39,041	15,307
Deferred	(24,233)	(5,194)

Total Federal income taxes	14,808	10,113

Net earnings	$32,756	22,788

Basic Earnings Per Share:
Class A	$9.29	6.47
Class B	$4.65	3.23

Diluted Earnings Per Share:
Class A	$9.28	6.42
Class B	$4.65	3.23

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008

Net loss	$(1,114)	(9,800)

Other comprehensive income (loss), net of effects of
deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	37,279	(34,258)
Reclassification adjustment for net amounts
included in net earnings	(17)	11,707
Amortization of net unrealized gains related to
transferred securities	6	11

Net unrealized gains (losses) on securities	37,268	(22,540)

Foreign currency translation adjustments	79	(8)

Benefit plans:
Amortization of net prior service cost and net gain	411	342

Other comprehensive income (loss)	37,758	(22,206)

Comprehensive income (loss)	$36,644	(32,006)

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008

Net earnings	$32,756	22,788

Other comprehensive income (loss), net of effects of
deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	76,792	(49,353)
Reclassification adjustment for net amounts
included in net earnings	2,855	11,097
Amortization of net unrealized losses related to
transferred securities	(38)	(3)

Net unrealized gains (losses) on securities	79,609	(38,259)

Foreign currency translation adjustments	(19)	(150)

Benefit plans:
Amortization of net prior service cost and net gain	1,234	1,026

Other comprehensive income (loss)	80,824	(37,383)

Comprehensive income (loss)	$113,580	(14,595)

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008
Common stock:
Balance at beginning of period	$3,626	3,622
Shares exercised under stock option plan	-	4

Balance at end of period	3,626	3,626

Additional paid-in capital:
Balance at beginning of period	36,680	36,236
Shares exercised under the stock option plan	-	444

Balance at end of period	36,680	36,680

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	(53,770)	1,184
Change in unrealized gains (losses) during period	81,514	(38,259)

Balance at end of period	27,744	(37,075)

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	-	-
Cumulative effect of change in accounting principle (See Note 3)	(507)	-
Amortization	29	-
Other-than-temporary impairments	(1,446)	-

Balance at end of period	(1,924)	-

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	-	-
Other-than-temporary impairments	(570)	-
Recoveries	82	-

Balance at end of period	(488)	-

Foreign currency translation adjustments:
Balance at beginning of period	2,966	3,078
Change in translation adjustments during period	(19)	(150)

Balance at end of period	2,947	2,928

Benefit plan liability adjustment:
Balance at beginning of period	(14,554)	(11,327)
Amortization of net prior service cost and net gain	1,234	1,026

Balance at end of period	(13,320)	(10,301)

Accumulated other comprehensive income (loss) at end of period	14,959	(44,448)

Continued on next page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)
(In thousands)

Retained earnings:
Balance at beginning of period	1,011,265	978,892
Cumulative effect of change in accounting principle,
net of tax (See Note 3)	507	-
Net earnings	32,756	22,788
Stockholder dividends	(1,269)	(1,269)

Balance at end of period	1,043,259	1,000,411

Total stockholders' equity	$1,098,524	996,269

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008

Cash flows from operating activities:
Net earnings	$32,756	22,788
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and annuity contract interest	173,525	98,511
Surrender charges and other policy revenues	(45,205)	(30,324)
Realized losses on investments	5,122	21,931
Accrual and amortization of investment income	(3,385)	(3,715)
Depreciation and amortization	(335)	786
(Increase) decrease in value of derivatives	(61,896)	52,824
(Increase) decrease in deferred policy acquisition and
sales inducement costs	(20,511)	14,508
Increase in accrued investment income	(7,133)	(2,496)
(Increase) decrease in other assets	(8,457)	991
Decrease in liabilities for future policy benefits	(2,344)	(694)
Increase in other policyholder liabilities	28,201	8,678
Increase in Federal income tax liability	(7,159)	(368)
Increase in other liabilities	37,213	11,116
Other	5	844

Net cash provided by operating activities	120,397	195,380

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	-	-
Securities available for sale	15,612	1,522
Other investments	1,118	5,382
Proceeds from maturities and redemptions of:
Securities held to maturity	757,842	417,933
Securities available for sale	75,592	190,284
Derivatives, index options	38,131	-
Purchases of:
Securities held to maturity	(953,502)	(493,363)
Securities available for sale	(220,912)	(190,039)
Other investments	(51,299)	(47,195)
Principal payments on mortgage loans	6,676	12,308
Cost of mortgage loans acquired	(6,049)	(6,046)
Decrease in policy loans	3,361	2,835
Other	-	(4,316)

Net cash used in investing activities	(333,430)	(110,695)

(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008

Cash flows from financing activities:
Deposits to account balances for universal life
and annuity contracts	$611,163	346,119
Return of account balances on universal life
and annuity contracts	(430,243)	(441,195)
Issuance of common stock under stock option plan	-	448

Net cash provided by (used in) financing activities	180,920	(94,628)

Effect of foreign exchange	(14)	(412)

Net decrease in cash and short-term investments	(32,127)	(10,355)
Cash and short-term investments at beginning of period	67,796	45,206

Cash and short-term investments at end of period	$35,669	34,851

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$30	30
Income taxes	22,757	10,504

Noncash operating activities:
Net change in deferral of sales inducements	15,984	13,148

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of National Western Life Insurance Company and its subsidiaries (“Company”) as of September 30, 2009, and the results of its operations and its cash flows for the three and nine months ended September 30, 2009 and 2008. The results of operations for the nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov. The condensed consolidated balance sheet at December 31, 2008, has been derived from the audited consolidated financial statements as of that date. Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

The accompanying condensed consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly-owned subsidiaries: The Westcap Corporation, NWL Investments, Inc., NWL Services, Inc., NWL Financial, Inc., and Regent Care San Marcos Holdings, LLC. All significant intercorporate transactions and accounts have been eliminated in consolidation.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in the accompanying condensed consolidated financial statements include (1) liabilities for future policy benefits, (2) valuation of derivative instruments, (3) recoverability and amortization of deferred policy acquisition costs, (4) commitments and contingencies, (5) valuation allowances for deferred tax assets, (6) other-than-temporary impairment losses on debt securities, and (7) valuation allowances for mortgage loans and real estate.

(2)  NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new guidance to provide a single definition of fair value, a framework for measuring fair value, and required additional disclosure about the use of fair value to measure assets and liabilities.  The Company adopted it for its reporting of financial assets and financial liabilities on January 1, 2008.  The effective date for implementation to non financial assets and non financial liabilities was delayed by the FASB until the first reporting period after November 15, 2008.  The Company adopted this portion of the guidance effective January 1, 2009.  The adoption of fair value measurements did not have a material impact on the Company’s consolidated financial statements and results of operations.

In December 2007, the FASB issued new guidance establishing accounting and reporting standards for entities that have equity investments that are not attributable directly to the parent, called noncontrolling interests or minority interests. More specifically, the guidance addresses where and how to report noncontrolling interests in the consolidated statements of financial position and operations, how to account for changes in noncontrolling interests and provides disclosure requirements. The Company adopted it effective January 1, 2009 and it did not have a material impact on the Company’s consolidated financial condition and results of operations.

In December 2007, the FASB issued new guidance establishing how an entity accounts for the identifiable assets acquired, liabilities assumed, and any noncontrolling interests acquired, how to account for goodwill acquired and determines what disclosures are required as part of a business combination, and it applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted it effective January 1, 2009 and it did not have an impact on the Company’s consolidated financial condition or results of operations.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In March 2008, the FASB issued new guidance to require companies with derivative instruments to disclose information about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance became effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company adopted it on January 1, 2009 with no material impact on the consolidated financial statements.  Please see Note 10 – Fair Value Measurements for additional information pertaining to this guidance.

In September 2008, the FASB issued new guidance establishing disclosure requirements by entities that assume credit risk through the sale of credit derivatives, including credit derivatives embedded in a hybrid instrument, to enable users of financial statements to assess the potential effect on its financial position, financial performance, and cash flows from these credit derivatives, and requires additional disclosure about the current status of the payment/performance risk of a guarantee. The Company adopted the guidance effective January 1, 2009 and it did not have a material effect on the Company’s consolidated financial condition and results of operations.

In December 2008, the FASB issued new guidance which requires information to be disclosed on an annual basis pertaining to postretirement benefit plan assets. The Company would be required to separate plan assets into the three fair value hierarchy levels and provide a rollforward of the changes in fair value of plan assets classified as Level 3. The disclosures about plan assets are effective for fiscal years ending after December 15, 2009, but will have no effect on the Company’s consolidated financial condition and results of operations.

In January 2009, the FASB issued new guidance to enhance guidance on impairments to remove the exclusive reliance on a “market participant” estimate of future cash flows to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows. This allows management to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. It was effective for the Company as of December 31, 2008 and its adoption did not have a significant impact on the consolidated financial statements of the Company.

In March 2009, the FASB issued new guidance establishing enhanced disclosures regarding an entity’s derivative and hedging activity to enable investors to better understand the effects on an entity’s financial position, financial performance, and cash flows.  The Company adopted the guidance as of January 1, 2009. See Note 12 – Derivative Investments for disclosures regarding derivative instruments and hedging activities.

On April 9, 2009 the FASB issued new guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly.  This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability, and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009.  As further discussed in Note 10 – Fair Value Measurements, the adoption of this guidance did not have a material impact on the Company’s consolidated financial condition and results of operations.

On April 9, 2009 the FASB issued new guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It was effective for the Company as of June 30, 2009 and did not have a significant impact on the consolidated financial position or results of operations.  See Note 10 for additional disclosures.

On April 9, 2009 the FASB issued new guidance which amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational, and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance was effective for the Company as of June 30, 2009. The impact of its adoption is discussed in Note 3, Stockholders’ Equity.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On May 28, 2009 the FASB issued new guidance establishing general standards of accounting for the disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued.  It was effective for the Company as of June 30, 2009 and did not have a significant impact on the consolidated financial position or results of operations. See Note 13 for additional disclosures.

On June 12, 2009 the FASB issued new guidance that changes the way entities account for securitizations and special purpose entities. The guidance is effective as of the beginning of the Company’s first annual reporting period beginning after November 15, 2009 and is not expected to have a significant impact on the consolidated financial position, results of operations or disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

(3)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to the amount of dividends which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The Company paid no cash dividends on common stock during the nine months ended September 30, 2009 and 2008.  The Company did declare a cash dividend on August 28, 2009 payable November 30, 2009 to stockholders on record as of October 30, 2009.  The dividends declared were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders.  A dividend in the same amounts per share on Class A and Class B shares was declared in August and paid in November of 2008.

Change in Accounting Principles

During the second quarter of 2009, the Company reviewed all previously recorded other-than-temporary impairments of securities in compliance with FASB ASC 320 10 10 guidance and estimated the credit versus the non-credit component consistent with the methodology used in the current period to analyze and bifurcate impairments into credit and non-credit components. As a result, the Company determined that $0.8 million in previously recorded other-than-temporary impairments had been due to non-credit impairments.

For each security, the Company developed its best estimate of the net present value of the cash flows expected to be received. The credit component of the impairment for these securities was determined to be the difference between the amortized cost of the security and the projected net cash flows. The non-credit component was determined to be the difference between projected net cash flows and fair value. The Company also determined whether management had the intent to sell the security, or if it was more likely than not that it will be required to sell the security, prior to the recovery of the non-credit component.

As a result of the implementation, during the second quarter of 2009, the Company recorded a net of tax opening balance adjustment that increased retained earnings in the amount of $0.5 million and increased accumulated other comprehensive loss in the amount of $0.5 million. See Note 9 for further discussion.

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

	Three Months Ended September 30,
	2009		2008
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and
Diluted Earnings Per Share:
Net loss	$(1,114)		(9,800)
Dividends – Class A shares	(1,233)		(1,233)
Dividends – Class B shares	(36)		(36)

Undistributed loss	$(2,383)		(11,069)

Allocation of net loss:
Dividends	$1,233	36	1,233	36
Allocation of undistributed loss	(2,315)	(68)	(10,755)	(314)

Net loss	$(1,082)	(32)	(9,522)	(278)

Denominator:
Basic earnings per share -
weighted-average shares	3,426	200	3,426	200
Effect of dilutive
stock options	-	-	-	-

Diluted earnings per share -
adjusted weighted-average
shares for assumed
conversions	3,426	200	3,426	200

Basic Loss Per Share	$(0.32)	(0.16)	(2.78)	(1.39)

Diluted Loss Per Share	$(0.32)	(0.16)	(2.78)	(1.39)

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Earnings per Share (continued)

	Nine Months Ended September 30,
	2009		2008
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and
Diluted Earnings Per Share:
Net income	$32,756		22,788
Dividends – Class A shares	(1,233)		(1,233)
Dividends – Class B shares	(36)		(36)

Undistributed income	$31,487		21,519

Allocation of net income:
Dividends	$1,233	36	1,233	36
Allocation of undistributed income	30,594	893	20,909	610

Net income	$31,827	929	22,142	646

Denominator:
Basic earnings per share -
weighted-average shares	3,426	200	3,425	200
Effect of dilutive
stock options	4	-	26	-

Diluted earnings per share -
adjusted weighted-average
shares for assumed
conversions	3,430	200	3,451	200

Basic Earnings Per Share	$9.29	4.65	6.47	3.23

Diluted Earnings Per Share	$9.28	4.65	6.42	3.23

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Service cost	$-	-	-	-
Interest cost	243	259	767	777
Expected return on plan assets	(222)	(285)	(667)	(855)
Amortization of prior service cost	1	1	3	3
Amortization of net loss	148	60	445	182

Net periodic benefit cost	$170	35	548	107

The Company expects to contribute $2.1 million to the plan in 2009.  During the nine months ended September 30, 2009, the Company contributed $2.0 million to the plan.

The Company also sponsors a non-qualified defined benefit plan primarily for senior officers. The plan provides benefits based on the participants' years of service and compensation. The pension obligations and administrative responsibilities of the plan are maintained by a pension administration firm, which is a subsidiary of American National Insurance Company ("ANICO"). ANICO has guaranteed the payment of pension obligations under the plan. However, the Company has a contingent liability with respect to the pension plan should these entities be unable to meet their obligations under the existing agreements. Also, the Company has a contingent liability with respect to the plan in the event that a plan participant continues employment with the Company beyond age seventy, the aggregate average annual participant salary increases exceed 10% per year, or any additional employees become eligible to participate in the plan. If any of these conditions are met, the Company would be responsible for any additional pension obligations resulting from these items. Amendments were made to the plan to allow an additional employee to participate and to change the benefit formula for the Chairman of the Company. As previously mentioned, these additional obligations are a liability to the Company. Effective December 31, 2004, this plan was frozen with respect to the continued accrual of benefits for the Chairman and the President of the Company in order to comply with law changes under the American Jobs Creation Act of 2004 ("Act").

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

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following summarizes the components of net periodic benefit costs for these non-qualified plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Service cost	$38	146	112	439
Interest cost	308	298	925	893
Amortization of prior service cost	260	260	780	780
Amortization of net loss	197	177	593	530

Net periodic benefit cost	$803	881	2,410	2,642

The Company expects to contribute $2.0 million to these plans in 2009.  During the nine months ended September 30, 2009, the Company contributed $1.3 million to the plans.

(B)  Defined Contribution Pension Plans

The Company sponsors a qualified 401(k) plan for substantially all employees and a non-qualified deferred compensation plan primarily for senior officers.  The Company makes annual contributions to the 401(k) plan of one percent of each employee's compensation in 2009 and 2008.  Additional Company matching contributions of up to two percent of each employee's compensation are also made each year based on the employee's personal level of salary deferrals to the plan. All Company contributions are subject to a vesting schedule based on the employee's years of service.

(C)  Defined Benefit Postretirement Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully vested individuals.  The following summarizes the components of net periodic benefit costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Interest cost	$33	34	98	101
Amortization of prior service cost	25	25	77	77
Amortization of net loss	-	1	-	4

Net periodic benefit cost	$58	60	175	182

As previously disclosed in its financial statements for the year ended December 31, 2008, the Company expects to contribute minimal amounts to the plan in 2009.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)  SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas. A summary of segment information as of and for the periods ended September 30, 2009 and 2008 is provided below.

Selected Segment Information:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

September 30, 2009:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$59,722	202,510	479,028	-	741,260
Total segment assets	397,154	1,019,901	5,698,414	157,769	7,273,238
Future policy benefits	321,157	626,283	4,952,349	-	5,899,789
Other policyholder liabilities	12,128	20,424	97,219	-	129,771

Three Months Ended
September 30, 2009:
Condensed Income Statements:
Premiums and contract
revenues	$8,166	25,706	7,518	-	41,390
Net investment income (loss)	(364)	18,362	91,072	7,206	116,276
Other income	2	17	1,647	3,420	5,086

Total revenues	7,804	44,085	100,237	10,626	162,752

Life and other policy benefits	8,233	(1,141)	12,873	-	19,965
Amortization of deferred
policy acquisition costs	1,136	10,495	16,805	-	28,436
Universal life and annuity
contract interest	2,244	17,646	60,718	-	80,608
Other operating expenses	4,071	5,935	22,391	4,029	36,426
Federal income taxes (benefit)	(2,555)	3,424	(4,411)	2,010	(1,532)

Total expenses	13,129	36,359	108,376	6,039	163,903

Segment earnings (loss)	$(5,325)	7,726	(8,139)	4,587	(1,151)

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Segment Information (continued):

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Nine Months Ended
September 30, 2009:
Condensed Income Statements:
Premiums and contract
revenues	$27,123	78,540	21,680	-	127,343
Net investment income	9,696	32,242	226,189	12,498	280,625
Other income	22	55	1,860	10,250	12,187

Total revenues	36,841	110,837	249,729	22,748	420,155

Life and other policy benefits	16,388	10,957	15,896	-	43,241
Amortization of deferred
policy acquisition costs	5,470	35,257	44,206	-	84,933
Universal life and annuity
contract interest	6,742	31,846	134,937	-	173,525
Other operating expenses	10,450	14,615	30,125	10,580	65,770
Federal income taxes (benefit)	(696)	5,723	7,741	3,832	16,600

Total expenses	38,354	98,398	232,905	14,412	384,069

Segment earnings (loss)	$(1,513)	12,439	16,824	8,336	36,086

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Segment Information (continued):

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

Selected Segment Information (continued):

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

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$41,390	36,942	127,343	111,271
Net investment income	116,276	69,582	280,625	201,290
Other income	5,086	3,056	12,187	9,348
Realized gains (losses) on investments	57	(21,620)	(5,122)	(21,931)

Total consolidated premiums and
other revenue	$162,809	87,960	415,033	299,978

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$(1,532)	1,101	16,600	17,789
Taxes on realized gains (losses)
on investments	20	(7,567)	(1,792)	(7,676)

Total consolidated Federal
income taxes	$(1,512)	(6,466)	14,808	10,113

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net Earnings(Loss):
Total segment earnings (loss)	$(1,151)	4,253	36,086	37,043
Realized gains (losses) on
investments, net of taxes	37	(14,053)	(3,330)	(14,255)

Total consolidated net earnings (loss)	$(1,114)	(9,800)	32,756	22,788

	September 30,
	2009	2008
	(In thousands)
Assets:
Total segment assets	$7,273,238	6,760,656
Other unallocated assets	20,528	40,212

Total consolidated assets	$7,293,766	6,800,868

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7)  SHARE-BASED PAYMENTS

The Company has a stock and incentive plan ("1995 Plan") which provides for the grant of any or all of the following types of awards to eligible employees: (1) stock options, including incentive stock options and nonqualified stock options; (2) stock appreciation rights, in tandem with stock options or freestanding; (3) restricted stock; and (4) performance awards. The Company has issued only nonqualified stock options and stock appreciation rights. The 1995 Plan began on April 21, 1995, and was amended on June 25, 2004 to extend the termination date to April 20, 2010. The number of shares of Class A, $1.00 par value, common stock which may be issued under the 1995 Plan, or as to which stock appreciation rights or other awards may be granted, may not exceed 300,000. Effective June 20, 2008, the Company’s shareholders approved a 2008 Incentive Plan (“2008 Plan”). The 2008 Plan is substantially similar to the 1995 Plan and authorized an additional number of Class A, $1.00 par value, common stock shares eligible for issue not to exceed 300,000. These shares may be current authorized and unissued shares.

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

The Company uses the current fair value method to measure compensation cost. As of September 30, 2009, the liability balance was $5.8 million versus $3.8 million as of December 31, 2008. A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
			Weighted-
	Shares		Average
	Available		Exercise
	For Grant	Shares	Price

Stock Options:
Balance at January 1, 2009	291,400	105,812	$174.33
Exercised	-	-	-
Forfeited	800	(800)	$215.71
Expired	200	(200)	$150.00
Stock options granted	-	-	-

Balance at September 30, 2009	292,400	104,812	$174.06

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Stock Appreciation Rights Outstanding
		Weighted-
		Average
		Exercise
	Awards	Price

Stock Appreciation Rights:
Balance at January 1, 2009	2,750	$245.70
SARs granted February 19, 2009	38,393	$114.64

Balance at September 30, 2009	41,143	$123.40

The total intrinsic value of options exercised was zero and $2.8 million for the nine months ended September 30, 2009 and 2008, respectively. The total share-based liabilities paid were zero and $2.5 million for the nine months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009 and 2008, the total cash received from the exercise of options under the Plan was zero. The total fair value of shares vested during the nine months ended September 30, 2009 and 2008 was $0.2 million and $2.0 million, respectively.

The following table summarizes information about stock options and SARs outstanding at September 30, 2009.

	Options Outstanding
		Weighted-
		Average
	Number	Remaining	Options
	Outstanding	Contractual Life	Exercisable
Exercise prices:
$ 92.13	10,194	1.6 years	10,194
95.00	6,000	1.7 years	6,000
150.00	51,850	4.6 years	32,650
255.13	27,768	8.6 years	-
208.05	9,000	8.7 years	1,800
236.00	1,250	8.9 years	-
251.49	1,000	8.9 years	-
256.00	500	9.0 years	-
114.64	38,393	9.4 years	-

Totals	145,955		50,644

Aggregate intrinsic value
(in thousands)	$5,043		$2,189

The aggregate intrinsic value in the table above is based on the closing stock price of $175.98 per share on September 30, 2009.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In estimating the fair value of the options outstanding at September 30, 2009 and December 31, 2008, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	September 30,	December 31,
	2009	2008

Expected term of options	2 to 10 years	2 to 10 years
Expected volatility:
Range	8.53% to 103.10%	24.70% to 77.55%
Weighted-average	45.57%	37.10%
Expected dividend yield	0.21%	0.22%
Risk-free rate:
Range	1.24% to 3.34%	1.44% to 2.40%
Weighted-average	2.27%	1.94%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term.

The pre-tax compensation cost recognized in the financial statements related to the Plan was $2.0 million and $2.6 million for the nine months ended September 30, 2009 and 2008, respectively. The related tax benefit recognized was $0.7 million and $0.9 million for the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, the total compensation cost related to nonvested options not yet recognized was $3.7 million. This amount is expected to be recognized over a weighted-average period of 2.4 years. The Company recognizes compensation cost over the graded vesting periods.

(8) COMMITMENTS AND CONTINGENICES

(A) Legal Proceedings

The Company is a defendant in a class action lawsuit initially filed on September 17, 2004, in the Superior Court of the State of California for the County of Los Angeles.  The California state court has certified a class consisting of certain California policyholders age 65 and older alleging violations under California Business and Professions Code section 17200.  The court has additionally certified a subclass of 36 policyholders alleging fraud against their agent, and vicariously against the Company.  The California Insurance Department has intervened in this case asserting that the Company has violated California insurance laws.  The parties to this case are involved in court-ordered mediation which seeks settlement of all issues, but the Company can make no assurances that the parties will reach agreement on a settlement structure.

The Company is a defendant in a second class action lawsuit pending as of June 12, 2006, in the U.S. District Court for the Southern District of California.  The case is titled In Re National Western Life Insurance Deferred Annuities Litigation and is in the discovery phase with no class certification motion pending.  The complaint asserts claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust.  The Company believes that it has meritorious defenses in this case and intends to vigorously defend itself against the asserted claims.

The Company is involved or may become involved in various other legal actions, in the normal course of its business, in which claims for alleged economic and punitive damages have been or may be asserted, some for substantial amounts.  Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from such other potential, pending, or threatened legal actions will have a material adverse effect on the financial condition or operating results of the Company.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amounts provided in the consolidated financial statements at September 30, 2009 for the foregoing represent estimates made by the Company based upon current information and are subject to change as facts and circumstances change and develop.

In January 2009, the SEC published its newly adopted rule 151A, Indexed Annuities and Certain Other Insurance Contracts.  This rule defines “indexed annuities to be securities and thus subject to regulation by the SEC under federal securities laws”.  Currently indexed annuities sold by life insurance companies are regulated by the States as insurance products and Section 3(a)(8) of the Securities Act of 1933 provides an exemption for certain “annuity contracts,” “optional annuity contracts,” and other insurance contracts.  The new rule is not effective until January 12, 2011.  The Company and others have filed suit in the U.S. Court of Appeals for the District of Columbia to overturn this rule.  In the event rule 151A is not overturned, it could have a material effect on the Company’s business, results of operations and financial condition.

(9) INVESTMENTS

(A) Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$63	106	209	992
Realized losses on disposal	-	-	(180)	-
Held to maturity debt securities:
Realized gains on disposal	87	4	201	154
Realized losses on disposal	-	-	(19)	-
Equity securities realized gains	1	39	63	118
Real estate writedown	-	-	(52)	-
Mortgage loans writedowns	-	-	(12)	(4)
Other	-	(134)	69	(106)

Totals	$151	15	279	1,154

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)

Total other-than-temporary
impairment losses on
debt securities	$(4,666)	(18,200)	(11,380)	(18,200)
Portion of loss recognized
in comprehensive income	4,572	-	6,395	-

Net impairment losses on debt
securities recognized in earnings	(94)	(18,200)	(4,985)	(18,200)
Equity securities impairments	-	(3,435)	(416)	(4,885)

Totals	$(94)	(21,635)	(5,401)	(23,085)

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three months ended September 30, 2009, the Company recognized $4,637,000 as other-than-temporary impairments on two held to maturity asset-backed securities of which $65,000 was recognized in earnings as a credit loss and the remaining $4,572,000 recognized in other comprehensive income as a non-credit loss. Since the adoption of the new FASB guidance issued on April 9, 2009 (see Note 2) which amended the other-than-temporary guidance for debt securities, the Company has recognized $6,476,000 as other-than-temporary impairments on one available for sale mortgage-backed security and two held to maturity asset-backed securities of which $81,000 was recognized in earnings as a credit loss and the remaining $6,395,000 recognized in other comprehensive income as a non-credit loss.  The credit component of the impairment was determined to be the difference between amortized cost and the present value of the cash flows expected to be received, discounted at the original yield. The significant inputs used to project cash flows are estimated future prepayment rates, default rates and default loss severity.  Prior to adoption of the new guidance, the amount of impairment recognized in earnings was the difference between amortized cost and fair value.

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments under the new guidance in other comprehensive loss.

	Three Months	Six Months*
	Ended	Ended
	September 30, 2009	September 30, 2009
	(In thousands)

Beginning balance, cumulative credit losses related
to other-than-temporary impairments	$44	28
Additions for credit losses not previously recognized in
other-than-temporary impairments	94	110

Ending balance, cumulative credit losses related to
other-than-temporary impairment.	$138	138

*Since the adoption date of the new FASB GAAP guidance.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B) Debt and Equity Securities

The table below presents amortized cost and fair values of securities held to maturity at September 30, 2009.

	Securities Held to Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Agencies	$78,182	3,268	-	81,450

U.S. Treasury	1,918	461	-	2,379

States and political subdivisions	126,425	4,122	48	130,499

Foreign governments	9,961	926	-	10,887

Public utilities	600,789	40,122	870	640,041

Corporate	1,490,678	77,235	32,133	1,535,780

Mortgage-backed	1,716,929	94,787	2,749	1,808,967

Home equity	31,735	-	7,221	24,514

Manufactured housing	25,988	440	1,249	25,179

Totals	$4,082,605	221,361	44,270	4,259,696

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents amortized cost and fair values of securities available for sale at September 30, 2009.

	Securities Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Agencies	$-	-	-	-

U.S. Treasury	-	-	-	-

States and political subdivisions	20,641	-	965	19,676

Foreign governments	10,373	1,074	-	11,447

Public utilities	310,751	18,739	789	328,701

Corporate	1,353,147	66,332	24,240	1,395,239

Mortgage-backed	237,060	10,180	4,175	243,065

Home equity	13,799	-	4,835	8,964

Manufactured housing	10,957	465	1	11,421
Total debt securities	1,956,728	96,790	35,005	2,018,513

Equity securities – private	195	6,962	-	7,157

Equity securities – public	6,636	1,231	288	7,579

Totals	$1,963,559	104,983	35,293	2,033,249

Included in gross unrealized losses at September 30, 2009 is the non-credit component of an other-than-temporary impairment of a mortgage-backed security of $1.6 million.  This impairment is included in accumulated other comprehensive loss, net of tax and deferred acquisition costs.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents amortized cost and fair values of securities held to maturity at December 31, 2008.

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

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents amortized cost and fair values of securities available for sale at December 31, 2008.

	Securities Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Agencies	$-	-	-	-

U.S. Treasury	-	-	-	-

States and political subdivisions	77,160	332	13,653	63,839

Foreign governments	10,418	907	-	11,325

Public utilities	287,927	300	25,085	263,142

Corporate	1,239,712	6,503	126,968	1,119,247

Mortgage-backed	255,910	5,739	7,693	253,956

Home equity	13,877	-	4,726	9,151

Manufactured housing	11,942	-	1,019	10,923
Total debt securities	1,896,946	13,781	179,144	1,731,583

Equity securities - private	195	6,995	-	7,190

Equity securities - public	6,912	486	905	6,493

Totals	$1,904,053	21,262	180,049	1,745,266

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the gross unrealized losses and fair values of the Company's held to maturity securities by the length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2009.

	Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. Agencies	$-	-	-	-	-	-

U.S. Treasury	-	-	-	-	-	-

State and political	5,087	22	2,785	26	7,872	48
subdivisions

Foreign governments	-	-	-	-	-	-

Public utilities	6,965	50	22,128	820	29,093	870

Corporate bonds	91,530	548	291,240	31,585	382,770	32,133

Mortgage-backed	-	-	59,076	2,749	59,076	2,749

Home equity	3,419	331	14,466	6,890	17,885	7,221

Manufactured housing	1,431	146	7,340	1,103	8,771	1,249

Total	$108,432	1,097	397,035	43,173	505,467	44,270

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the gross unrealized losses and fair values of the Company’s available for sale securities by the length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2009.

	Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U. S. Agencies	$-	-	-	-	-	-

U.S. Treasury	-	-	-	-	-	-

State and political
subdivisions	-	-	19,676	965	19,676	965

Foreign governments	-	-	-	-	-	-

Public utilities	-	-	23,340	789	23,340	789

Corporate bonds	31,850	2,554	252,247	21,686	284,097	24,240

Mortgage-backed	-	-	22,608	4,175	22,608	4,175

Home equity	-	-	8,964	4,835	8,964	4,835

Manufactured housing	-	-	202	1	202	1
Total debt securities	31,850	2,554	327,037	32,451	358,887	35,005

Equity securities - public	1,931	105	743	183	2,674	288

Total	$33,781	2,659	327,780	32,634	361,561	35,293

Debt securities. The gross unrealized losses for debt securities at September 30, 2009 are made up of 154 individual issues, or 18.4% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 91.9%. Of the 154 securities, 127, or approximately 82.5%, fall in the 12 months or greater aging category and 134 were rated investment grade at September 30, 2009. Additional information on debt securities by investment category is summarized below.

State and political subdivisions. The unrealized losses on these investments are the result of holdings in 23 securities. Of these securities, all are rated A or above except two which are rated BBB+ and BB. Based on these facts, the Company's intent not to sell, and the belief that it is not more likely than not to be required to sell prior to a market price recovery, no other-than-temporary loss was recognized as of September 30, 2009.

Public utilities. Of the 12 securities, all are rated BBB or above except one, which is priced at 90.7% of par. At this time, the Company does not consider any of these unrealized losses as other-than-temporary.

Corporate bonds. Corporate securities with unrealized losses are reviewed using monitoring procedures which include: review of the amount of the unrealized loss, the length of time that the issue has been in an unrealized loss position, credit ratings, analyst reports, and recent issuer financial information. A total of 90 securities had unrealized losses with 13 issues rated below investment grade. More extensive analysis was performed on these 13 issues and, based on the work performed, none of the unrealized losses are considered other-than-temporarily impaired at September 30, 2009.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Mortgage-backed securities. These securities are all rated AAA except for one which is rated CCC. The Company generally purchases these types of investments at a discount relative to their face amount and it is expected that the securities will not be settled at a price less than the stated par. Because the decline in market value is attributable to current illiquidity in the market and not credit quality, and because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be at maturity, and based on the lack of adverse changes in expected cash flows, the Company does not consider these AAA investments to have other-than-temporary impairments at September 30, 2009.  The Company recognized an other-than-temporary loss in the third quarter of 2009 on the CCC rated security.

Home equity. Of the 11 securities, 8 are rated AAA and 3 are rated below AA. The Company performs quarterly cash flow analysis on asset-backed securities that are rated below AA. Based on the lack of adverse changes in expected cash flows, the 3 issues rated below AA are not considered other-than-temporarily impaired.

Manufactured housing. Of the 6 securities, 2 are rated AAA, 1 is rated AA and 3 are rated below AA. The Company performs quarterly cash flow analysis on asset-backed securities that are rated below AA. Based on the lack of adverse changes in expected cash flows, the 3 issues rated below AA are not considered other-than-temporarily impaired.

Equity securities - public. The gross unrealized losses for equity securities are made up of 39 individual issues. These holdings are reviewed for impairment quarterly. During the nine months ended September 30, 2009, the Company recorded other-than-temporary impairments on 19 equity securities.

Management believes the unrealized declines in fair values are temporary. Accordingly, realized credit losses have not been recorded by the Company.

The table below presents the gross unrealized losses and fair values of the Company's held to maturity securities by the length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2008.

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

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the gross unrealized losses and fair values of the Company’s available for sale securities by the length of time that the individual securities have been in a continuous unrealized loss potion at December 31, 2008.

	Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. Agencies	$-	-	-	-	-	-

U.S. Treasury	-	-	-	-	-	-

State and political
subdivisions	45,848	8,675	13,486	4,978	59,334	13,653

Foreign governments	-	-	-	-	-	-

Public utilities	148,901	9,286	105,498	15,799	254,399	25,085

Corporate bonds	560,028	56,214	367,933	70,754	927,961	126,968

Mortgage-backed	-	-	48,540	7,693	48,540	7,693

Home equity	2,289	2,624	6,862	2,102	9,151	4,726

Manufactured housing	9,456	988	1,467	31	10,923	1,019
Total debt securities	766,522	77,787	543,786	101,357	1,310,308	179,144

Equity securities - public	2,057	577	1,205	328	3,262	905

Total temporarily
impaired securities	$768,579	78,364	544,991	101,685	1,313,570	180,049

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(C) Transfer of Securities

During the three and nine months ended September 30, 2009, the Company made transfers totaling $25.2 million and $56.0 million, respectively, to the held to maturity category from securities available for sale.  Lower holdings of securities available for sale reduce the Company's exposure to market price volatility while still providing securities available for liquidity and asset/liability management purposes. The transfers of securities were recorded at fair value in accordance with GAAP, which requires that the $0.8 million unrealized holding gain at the date of the transfer continue to be reported in a separate component of stockholders' equity and be amortized over the remaining lives of the securities, as an adjustment of yield, in a manner consistent with the amortization of any premium or discount.

(10)  FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted FASB guidance which defines fair value, establishes a framework for measuring fair value under GAAP, and requires additional disclosures about fair value measurements.

In compliance with FASB ASC 820, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three level hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

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

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The tables below provide additional information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2009
Description	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,018,513	-	2,004,397	14,116
Equity securities, available for sale	14,736	5,289	2,290	7,157
Derivatives	66,987	-	66,987	-

Total assets	$2,100,236	5,289	2,073,674	21,273

Policyholder account balances (a)	$66,035	-	66,035	-
Other liabilities (b)	5,803	-	-	5,803

Total liabilities	$71,838	-	66,035	5,803

	December 31, 2008
Description	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$1,731,583	-	1,721,341	10,242
Equity securities, available for sale	13,683	4,558	1,935	7,190
Derivatives	11,920	-	11,920	-

Total assets	$1,757,186	4,558	1,735,196	17,432

Policyholder account balances (a)	$19,377	-	19,377	-
Other liabilities (b)	3,787	-	-	3,787

Total liabilities	$23,164	-	19,377	3,787

(a)  Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)  Represents the liability for share-based compensation.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The tables below provide additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	For the Three Months Ended September, 2009
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	For Sale	For Sale	Assets	Liabilities
	(In thousands)

Beginning balance of period	$7,545	7,157	14,702	2,557
Total realized and unrealized gains (losses):
Included in net income	-	-	-	3,246
Included in other comprehensive income	1,973	-	1,973	-
Purchases, sales, issuances and settlements, net	(2)	-	(2)	-
Transfers into Level 3	4,600	-	4,600	-

Balance at end of period	$14,116	7,157	21,273	5,803

Amount of total gains for the period included
in net income attributable to the change
in unrealized gains relating to assets still
held at end of period	$-	-	-	3,246

	For the Three Months Ended September 30, 2008
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	For Sale	For Sale	Assets	Liabilities
	(In thousands)

Beginning balance of period	$12,819	7,190	20,009	6,303
Total realized and unrealized gains (losses):
Included in net income	-	-	-	2,413
Included in other comprehensive loss	151	-	151	-
Purchases, sales, issuances and settlements, net	(1)	-	(1)	(879)
Transfers into Level 3	-	-	-	-

Balance at end of period	$12,969	7,190	20,159	7,837

Amount of total gains for the period included
in net income attributable to the change
in unrealized gains relating to assets still
held at end of period	$-	-	-	1,722

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The tables below provide additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	For the Nine Months Ended September 30, 2009
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	For Sale	For Sale	Assets	Liabilities
	(In thousands)

Beginning balance of period	$10,242	7,190	17,432	3,787
Total realized and unrealized gains (losses):
Included in net income	-	-	-	2,062
Included in other comprehensive loss	(187)	(33)	(220)	-
Purchases, sales, issuances and settlements, net	(539)	-	(539)	(46)
Transfers into Level 3	4,600	-	4,600	-

Balance at end of period	$14,116	7,157	21,273	5,803

Amount of total gains for the period included
in net income attributable to the change
in unrealized gains relating to assets still
held at end of period	$-	-	-	1,970

	For the Nine Months Ended September 30, 2008
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	For Sale	For Sale	Assets	Liabilities
	(In thousands)

Beginning balance of period	$1,618	7,147	8,765	7,712
Total realized and unrealized gains (losses):
Included in net income	-	-	-	2,893
Included in other comprehensive loss	(48)	43	(5)	-
Purchases, sales, issuances and settlements, net	(525)	-	(525)	(2,768)
Transfers into Level 3	11,924	-	11,924	-

Balance at end of period	$12,969	7,190	20,159	7,837

Amount of total gains for the period included
in net income attributable to the change
in unrealized gains relating to assets still
held at end of period	$-	-	-	2,358

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

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company’s financial instruments are as follows.

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Values	Values	Values	Values
	(In thousands)

ASSETS
Investments in debt and equity
securities:
Securities held to maturity	$4,082,605	4,259,696	3,831,417	3,727,353
Securities available for sale	2,033,249	2,033,249	1,745,266	1,745,266

Cash and short-term investments	35,669	35,669	67,796	67,796
Mortgage loans	88,986	88,474	90,733	90,884
Policy loans	75,916	75,916	79,277	79,277
Other loans	12,393	10,012	1,541	1,572
Derivatives	66,987	66,987	11,920	11,920
Life interest in Libbie Shearn
Moody Trust	1,061	12,775	1,302	12,775

LIABILITIES
Deferred annuity contracts	$4,569,483	4,216,482	4,324,702	3,997,005
Immediate annuity and
supplemental contracts	451,238	448,974	388,486	409,553

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

(11)  RELATED PARTY TRANSACTIONS

During the third quarter of 2009 the Company established a $40 million line of credit with Moody National Bank. Robert L. Moody, the Company’s Chairman and Chief Executive Officer, also serves as Chairman of the Board and Chief Executive Officer of Moody National Bank. The terms of the line of credit were subject to the appropriate approvals by the Company’s Audit Committee and Board of Directors.

(12)  DERIVATIVE INVESTMENTS

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

The Company purchases over-the-counter index options, which are derivative financial instruments, to hedge the equity return component of its fixed-indexed annuity and life products. The index options act as hedges to match closely the returns on the underlying index or indices. The amounts which may be credited to policyholders are linked, in part, to the returns of the underlying index or indices. As a result, changes to policyholders' liabilities are substantially offset by changes in the value of the options. Cash is exchanged upon purchase of the index options and no principal or interest payments are made by either party during the option periods. Upon maturity or expiration of the options, cash may be paid to the Company depending on the underlying index or indices performance and terms of the contract.

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
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS
(UNAUDITED)

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings. In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which may further reduce the Company's credit exposure.

The tables below present the fair value of derivative instruments as of September 30, 2009 and December 31, 2008, respectively.

	September 30, 2009
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
		(In thousands)		(In thousands)
Derivatives not designated as
hedging instruments

Equity index options	Derivatives,
	Index Options	$66,987

			Universal Life
			and Annuity
Fixed-indexed products			Contracts	$66,035

Total		$66,987		$66,035

	December 31, 2008
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
		(In thousands)		(In thousands)
Derivatives not designated as
hedging instruments

Equity index options	Derivatives,
	Index Options	$11,920

			Universal Life
			and Annuity
Fixed-indexed products			Contracts	$19,377

Total		$11,920		$19,377

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the condensed consolidated statement of earnings for the nine months ended September 30, 2009.
.
		Amount of Gain
		or (Loss)
		Recognized In
Derivatives Not Designated as	Location of Gain or (Loss) Recognized	Income on
Hedging Instruments Under SFAS No. 133	In Income on Derivatives	Derivatives
		(In thousands)

Equity index options	Net investment income	$23,766

Fixed-indexed products	Universal life and annuity contract interest	(35,762)

		$(11,996)

(13) SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 9, 2009, which is the date that the financial statements have been issued and no items were identified.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information contained herein or in other written or oral statements made by or on behalf of National Western Life Insurance Company (“Company”) or its subsidiaries is or may be viewed as forward-looking. Although the Company has taken appropriate care in developing any such information, forward-looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, matters described in the Company’s SEC filings such as exposure to market risks, anticipated cash flows or operating performance, future capital needs, and statutory or regulatory related issues. However, the Company, as a matter of policy, does not make any specific projections as to future earnings, nor does it endorse any projections regarding future performance that may be made by others. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments. Also, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three and nine months ended September 30, 2009 follows. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes beginning on page 3 of this report.

Overview

The Company provides life insurance products on a global basis for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contractholders both domestically and internationally. The Company accepts funds from policyholders or contractholders and establishes a liability representing future obligations to pay the policy or contractholders and their beneficiaries. To ensure the Company will be able to pay these future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities.

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

Insurance Operations - Domestic

The Company is currently licensed to do business in all states except for New York. Products marketed are annuities, universal life insurance, fixed-indexed annuities and fixed-indexed universal life, and traditional life insurance, which include both term and whole life products. The Company’s domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At September 30, 2009, the Company maintained approximately 119,000 annuity policies in force.

The Company markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 6,500 independent agents contracted. Roughly 29% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At September 30, 2009, the Company had approximately 71,900 international life insurance policies in force representing approximately $15.8 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 4,200 independent international consultants and brokers currently contracted, 43% of which have submitted policy applications to the Company in the past twelve months.

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

	September 30,		September 30,
	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
	(In thousands)

International:
Universal life	$3,490	2,346	5,316	5,988
Traditional life	759	1,404	3,051	4,137
Equity-indexed life	3,259	5,396	12,061	16,829
	7,508	9,146	20,428	26,954
Domestic:
Universal life	170	2,848	604	5,780
Traditional life	39	45	112	116
Equity-indexed life	383	833	1,910	4,057
	592	3,726	2,626	9,953

Totals	$8,100	12,872	23,054	36,907

Life insurance sales as measured by annualized first year premiums declined 37% in the third quarter of 2009 as compared to the third quarter of 2008 and declined by the same percentage for the first nine months of 2009 compared to the same period in 2008. Both of the Company's life insurance lines of business, international and domestic, posted decreases over the comparable results in 2008 with international sales 18% and 24% lower for the three and nine month periods ended September 30, 2009, respectively, and domestic life sales down 84% and 74% for the same three and nine month periods.

Management has placed considerable emphasis on building domestic life insurance sales over the past several years as a strategic focus for future growth. This focus was partially in response to comments from outside rating agencies who expressed a preference for a greater proportion of overall Company earnings to derive from the life insurance line of business. The Company’s domestic operations have historically been more heavily skewed toward annuity sales than life insurance sales. The Company spent the greater part of 2003 and 2004 revamping its domestic life operations by changing the way it contracts distribution for life business, eliminating products and distribution that had not contributed significantly to earnings, and creating new and competitive products. A single premium universal life ("SPUL") product was launched at the end of 2003 beginning a diversification of the Company's product portfolio away from smaller dollar face amount policies. The Company released its first fixed equity-indexed universal life ("EIUL") product for its domestic markets at the end of 2005 and this product has subsequently accounted annually for 40% to 70% of domestic life insurance sales.

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

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2004	101,700	234,500
Year ended December 31, 2005	137,900	245,900
Year ended December 31, 2006	315,800	254,700
Year ended December 31, 2007	416,800	251,000
Year ended December 31, 2008	455,200	272,000
Nine months ended September 30, 2009	191,900	307,000

In addition to the action taken above by the Company, the U.S. economic climate has had a significant impact upon life insurance sales industry wide. The financial burdens associated with the current climate evidenced by loss of employment, higher debt levels, a reduction in wealth through home and financial holdings declines in value, and a higher propensity to save versus spending have resulted in dramatically reduced purchases of life insurance in 2009.

The Company's international life business consists of applications submitted from residents in various regions outside of the United States, the volume of which typically varies based upon changes in the socioeconomic climates of these regions. Historically, the Company has experienced a simultaneous combination of rising and declining sales from residents in various countries; however, the appeal of the Company's dollar-denominated life insurance products overcomes many of the local and national difficulties. In the “financial crisis” economic climate of the past 18 to 24 months, individuals in countries outside of the United States have become increasingly leery of the U.S. economy and the stability of financial institutions and markets. These concerns have manifested in the past several quarters via reduced international sales.

Applications submitted from residents of Latin America and the Pacific Rim perennially have comprised the majority of the Company's international life insurance sales. Over the past few years, new sales efforts were directed toward the sale of a traditional endowment form of life insurance product for residents of Eastern European and the Commonwealth of Independent States (former Soviet Union). While these territories initially demonstrated solid growth potential recent activity has been more muted. As noted previously, the Company’s international sales by geographic market tend to fluctuate with the socio and economic climates in these regions. The Company’s mix of international sales by geographic region is as follows.

	Nine Months Ended September 30,
	2009	2008
Percentage of International Sales:
Latin America	74.5%	70.3%
Pacific Rim	18.7	17.9
Eastern Europe	6.8	11.8

Totals	100.0%	100.0%

Year-to-date, the Company has recorded sales to residents outside of the United States in over thirty different countries with Brazil (22%), Taiwan (18%), and Colombia (10%) making up the largest markets.

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of September 30,
	2009	2008
	($ in thousands)
Universal life:
Number of policies	67,220	71,170
Face amounts	$7,621,240	7,981,090

Traditional life:
Number of policies	47,630	49,940
Face amounts	$2,280,650	2,018,640

Fixed-indexed life:
Number of policies	27,690	28,040
Face amounts	$6,425,170	6,449,450

Rider face amounts	$2,123,380	2,187,710

Total life insurance:
Number of policies	142,540	149,150
Face amounts	$18,450,440	18,636,890

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Fixed-indexed annuities	$134,166	51,069	357,505	208,056
Other deferred annuities	96,961	36,760	202,034	81,316
Immediate annuities	6,485	1,633	15,781	4,239

Totals	$237,612	89,462	575,320	293,611

Annuity sales for the third quarter of 2009 were 166% higher than the comparable period in 2008 and increased 96% for the nine months ended September 30, 2009 versus the same period in 2008. Since 2003, when the Company achieved nearly $1.2 billion in sales, annuity new business had been trending lower due to a combination of declining interest rates, investors returning to alternative investment vehicles, rating agency concerns regarding the percentage of new business derived from the annuity line of business, and the Company managing its targeted levels of risk and statutory capital and surplus. In addition, during a large portion of the past several years the interest rate yield curve has either been inverted (shorter term rates higher than longer term rates) or relatively flat. In such an interest rate environment, consumers tend toward short term investment vehicles such as bank certificates of deposits rather than longer term choices which include fixed rate annuities.

The recessionary contraction and financial market crisis that began in the latter half of 2007 impacted many annuity carriers in the industry. Losses from investment impairments as well as equity exposure through variable annuity product offerings crippled the capital position of numerous insurers and limited their ability to write new business. The Company’s substantial capital position achieved through ongoing operating profitability and limited investment loss exposure positioned it to write additional levels of annuity new business. The sales increase in the first nine months of 2009 over the first nine months of 2008 is indicative of the Company’s enhanced competitive position in the marketplace. In addition, during the second quarter of 2009 the Company received a rating increase from A.M. Best to “A” (Excellent) further advancing the attractiveness of the Company’s product offerings. Management has performed analyses of the capital strain associated with incrementally higher levels of annuity new business and determined that the Company’s capital position is more than sufficient to handle increased sales activity.

The Company's mix of annuity sales tends to shift with interest rate levels and the relative performance of the equity market. Over the past several years, sales of fixed-indexed products have consistently accounted for more than one-half of all annuity sales and were 62% of annuity activity during the first nine months of 2009. For all fixed-indexed products, the Company purchases over the counter options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-indexed products also provide the contractholder the alternative to elect a fixed interest rate crediting option. With the performance of the equity markets over the past two years, an increasing percentage of fixed-indexed contractholders have elected this crediting option.

The level of annuity sales volume the past several years has required a greater level of asset/liability analysis. The Company monitors its asset/liability matching within the self-constraints of desired capital levels and risk tolerance. Despite the amounts of new business, the Company's capital level remains substantially above industry averages and regulator targets.

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of September 30,
	2009	2008
	($ in thousands)

Fixed-indexed annuities
Number of policies	35,540	32,910
GAAP annuity reserves	$2,226,450	1,987,660

Other deferred annuities
Number of policies	67,940	70,760
GAAP annuity reserves	$2,343,040	2,353,300

Immediate annuities
Number of policies	15,510	14,200
GAAP annuity reserves	$378,170	302,520

Total annuities
Number of policies	118,990	117,870
GAAP annuity reserves	$4,947,660	4,643,480

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

Impact of Recent Business Environment

The financial markets began experiencing stress during the second half of 2007 which significantly increased during 2008 and on into 2009. The volatility and disruption in the financial markets caused the availability and cost of credit to be materially affected. Combined with volatile oil prices, depressed home prices, increasing foreclosures, fluctuating equity market values, declining business and consumer confidence, and higher unemployment, these factors precipitated a severe recession that continued through the first half of 2009. The combination of economic conditions began to negatively impact our sales in 2008, particularly in the international markets, and continued to adversely impact the demand for our life products during the first half of 2009. While financial and economic markets have appeared to stabilize, we may continue to experience a higher incidence of claims, lapses or surrenders of policies.

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

Credit spreads (difference between bond yields and risk-free interest rates) on fixed maturity securities have narrowed from the abnormally high levels during 2008 and the early part of 2009. While the increase in credit spreads generated higher yields making our products more attractive to consumers, the higher rate levels caused a reduction in the carrying value of our marked-to-market investments in 2008 negatively impacting our financial condition and reported book value per share. The narrowing of credit spreads coincides with early signs that the economy and the financial markets are starting to stabilize. Consequently, during the nine months ended September 30, 2009, the fair value of our mark to market securities showed an increase from their year-end values.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Traditional life and annuity premiums	$3,707	4,057	12,227	12,575
Universal life and annuity
contract revenues	37,683	32,885	115,116	98,696
Net investment income
(excluding derivatives)	86,449	84,093	256,859	254,114
Other income	5,086	3,056	12,187	9,348

Operating revenues	132,925	124,091	396,389	374,733
Derivative income (loss)	29,827	(14,511)	23,766	(52,824)
Realized gains (losses)
on investments	57	(21,620)	(5,122)	(21,931)

Total revenues	$162,809	87,960	415,033	299,978

Traditional life and annuity premiums - Traditional life and annuity premiums decreased 8.6% and 2.8% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. These are products that supplement the Company’s main core offering of universal life products particularly fixed-indexed universal life products.

Universal life and annuity contract revenues - Revenues for universal life and annuity contract revenues increased 14.6% and 16.6% for the three and nine months ended September 30, 2009 compared to the same periods in 2008, and consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances. Revenues in the form of cost of insurance charges were flat versus the prior year at $20.7 million and $62.8 million for the three and nine months ended September 30, 2009 compared to $21.0 million and $62.8 million for the three and nine months ended September 30, 2008. Surrender charges assessed against policyholder account balances upon withdrawal increased to $12.8 million and $39.9 million for the three and nine months ended September 30, 2009 versus $9.6 million and $28.2 million for the three and nine months ended September 30, 2008, indicative of a higher incidence of policy withdrawals and terminations.

Net investment income - A detail of net investment income is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Gross investment income:
Debt securities	$83,308	80,963	245,960	241,013
Mortgage loans	1,305	1,827	5,144	5,727
Policy loans	1,472	1,539	4,391	4,593
Short-term investments	17	204	107	872
Other invested assets	1,314	311	4,176	3,968

Total investment income	87,416	84,844	259,778	256,173
Investment expenses	967	751	2,919	2,059

Net investment income
(excluding derivatives)	86,449	84,093	256,859	254,114
Derivative gain (loss)	29,827	(14,511)	23,766	(52,824)

Net investment income	$116,276	69,582	280,625	201,290

Income from other invested assets for the nine months ended September 30, 2008 includes a settlement payment of $0.9 million from a previously impaired and sold security. Derivative income and losses are recorded as a component of investment income but may fluctuate substantially from period to period based on the performance of the underlying indices. See the Derivative income (loss) section for more detailed information relating to index options and derivatives.

To ensure the Company will be able to pay future commitments to policyholders and provide a financial return, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed maturity debt securities. The income from these investments is closely monitored by the Company due to its significant impact on the business. For the nine months ended September 30, 2009, the Company’s insurance operations purchased $647.5 million of debt securities with a weighted average yield to maturity of 6.1% and average Standard and Poor’s credit rating of “A”.

Net investment income performance is summarized as follows:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)

Excluding derivatives:
Net investment income	$256,859	254,114
Average invested assets, at amortized cost	$6,047,975	5,797,940
Annual yield on average invested assets	5.66%	5.84%

Including derivatives:
Net investment income	$280,625	201,290
Average invested assets, at amortized cost	$6,078,578	5,849,156
Annual yield on average invested assets	6.16%	4.59%

As the Company’s invested assets are substantially held in debt securities, the yield on average invested assets tends to move in conjunction with the yield on the debt securities portfolio. Although long-term interest rate levels were lower in the first nine months of 2009 compared to the first nine months of 2008, the relative increase in corporate spreads over treasury rates substantially offset the lower interest rate level such that long-term investment yields remained largely the same. Net investment income performance is analyzed excluding derivative income, which is a common practice in the insurance industry, in order to assess underlying profitability and results from ongoing operations.

Other income - Other income primarily pertains to the Company's operations involving nursing homes in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $3.9 million and $3.0 million for the three months ended September 30, 2009 and 2008, respectively, and $10.7 million and $9.1 million for the nine months ended September 30, 2009 and 2008, respectively.  In addition, the Company received $1.1 million from a lawsuit settlement during the three months ended September 30, 2009.

Derivative income (loss) - Index options are derivative financial instruments used to partially hedge the equity return component of the Company's fixed-indexed products. Index options are intended to act as economic hedges to match closely the returns on the products’ underlying reference indices. With an increase or decline in these indices, the index option values likewise increase or decline. Any increases or decreases in income from these options are substantially offset by corresponding increases or decreases in amounts credited to fixed-indexed annuity and life policyholders. As such, income or loss from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income.

Derivative components included in net investment income and the corresponding contract interest amounts are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Derivatives:
Unrealized income (loss)	$43,553	1,842	61,897	(19,447)
Realized loss	(13,726)	(16,353)	(38,131)	(33,377)

Total income (loss) included
in net investment income	$29,827	(14,511)	23,766	(52,824)

Total contract interest	$80,609	38,339	173,525	98,511

Benefits and Expenses.  The following details benefits and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Life and other policy benefits	$19,965	10,794	43,241	28,905
Amortization of deferred
acquisition costs	28,436	37,188	84,933	93,699
Universal life and annuity
contract interest	80,608	38,339	173,525	98,511
Other operating expenses	36,426	17,905	65,770	45,962

Totals	$165,435	104,226	367,469	267,077

Life and other policy benefits - Death claims decreased to $6.4 million for the three months ended September 30, 2009 from $7.4 million for the corresponding period in 2008. Death claims increased to $24.0 million during the nine months ended September 30, 2009 from $21.6 million for the corresponding period in 2008. While death claim amounts are subject to variation from period to period, the Company's mortality experience generally has been consistent with its product pricing assumptions.

The Company is implementing new actuarial reserving systems that will enhance its ability to provide better estimates used in establishing future policy liabilities, monitor the deferred acquisition cost asset and the deferred sales asset as well as support other actuarial processes within the Company. The implementation of these new reserving systems for specific blocks of business began in the second quarter of 2009 and is expected to be completed in 2010.  As the Company applies these new systems to a line of business, current reserving assumptions are reviewed and updated as appropriate. During the three months ended September 30, 2009 Loss Recognition testing was performed on certain products that were converted to the new reserving system. As a result of the Loss Recognition testing, unlocking of historical assumptions resulted in a increase of $11.6 million in reserves.

Amortization of deferred acquisition costs - Life insurance companies are required to defer certain expenses associated with acquiring new business. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses and sales inducements. The Company defers sales inducements in the form of first year interest bonuses on annuity and universal life products that are directly related to the production of new business. These charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. Recognition of these deferred policy acquisition costs in the financial statements occurs over future periods in relation to the emergence of profits priced into the products sold. This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns. Companies are required to review these assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profits pattern is to be "unlocked" and reset based upon the actual experience. During the three and nine months ending September 30, 2009 no unlocking was required for these lines of business.  During the three and nine months ended September 30, 2008, the Company unlocked its assumptions with respect to certain annuity products where actual activity deviated from that assumed. As a result of unlocking, the unamortized deferred policy acquisition cost balance decreased by $8.1 million. While the Company is required to evaluate its emergence of profits continually, management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience.

The implementation of the new systems noted above resulted in a benefit to the amortization of deferred acquisition costs for the three and nine months ended September 30, 2009 of $3.1 million. Total amortization of deferred policy acquisition costs decreased $8.8 million for the three and nine months ended September 30, 2009 due to this and the 2008 unlocking adjustment referred to above. Amortization reflects the current activity related to partial surrender rates, surrender rates, mortality rates, portfolio yield rates and crediting rates on deferred annuities and universal life products.

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

The Company's approximated average credited rates are as follows:

	September 30,		September 30,
	2009	2008	2009	2008
	(Excluding derivative products)		(Including derivative products)

Annuity	3.13%	3.06%	4.12%	2.28%
Interest sensitive life	2.83%	4.04%	5.21%	3.30%

Contract interest also includes the performance of the equity-indexed component of the Company's derivative products which resulted in gains of $29.8 million and $23.8 million in the three and nine months ended September 30, 2009 and losses of $14.5 million and $52.8 million in the three and nine months ended September 30, 2008. As previously noted, the market performance of these equity-index features is included in contract interest expense while also impacting the Company's investment income given the hedge nature of the options purchased for these products.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and share based compensation costs. Nursing home expenses were $4.0 million and $10.6 million for the three and nine months ended September 30, 2009 and $2.7 million and $8.3 million for the three and nine months ended September 30, 2008. The increased expenses during 2009 are primarily attributable to the Company's second nursing home which opened during the three months ended September 30, 2009. Share based compensation costs for the Company's stock option plan related to outstanding vested and unvested options for the three and nine months ended September 30, 2009 totaled $3.2 million and $2.0 million compared to $2.0 million and $2.6 million for the corresponding periods in 2008.

The Company is currently involved in various legal actions in the normal course of its business including two class action lawsuits. In accordance with generally accepted accounting principles, the Company accrued approximately $16 million during the quarter ended September 30, 2009 pertaining to these various matters for potential future costs.

Federal Income Taxes. Federal income taxes on earnings from continuing operations reflect effective tax rates of 31.1% and 30.7% for the nine months ended September 30, 2009 and 2008, respectively. The effective tax rate is lower than the Federal rate of 35% primarily due to the amount of tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the three months and nine months ended September 30, 2009 and 2008 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:

September 30, 2009	$(5,325)	7,726	(8,139)	4,587	(1,151)

September 30, 2008	$(247)	1,958	1,535	1,007	4,253

Nine months ended:

September 30, 2009	$(1,513)	12,439	16,824	8,336	36,086

September 30, 2008	$728	10,499	21,700	4,116	37,043

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$8,166	6,798	27,123	20,108
Net investment income (loss)	(364)	4,912	9,696	15,103
Other income	2	3	22	13

Total premiums and other revenue	7,804	11,713	36,841	35,224

Benefits and expenses:
Life and other policy benefits	8,233	3,569	16,388	10,588
Amortization of deferred policy
acquisition costs	1,136	3,219	5,470	7,574
Universal life insurance contract
interest	2,244	2,249	6,742	6,892
Other operating expenses	4,071	3,070	10,450	9,093

Total benefits and expenses	15,684	12,107	39,050	34,147

Segment earnings (loss) before
Federal income taxes	(7,880)	(394)	(2,209)	1,077

Provision (benefit) for Federal
income taxes	(2,555)	(147)	(696)	349

Segment earnings (loss)	$(5,325)	(247)	(1,513)	728

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Universal life insurance revenues	$8,195	6,901	25,561	19,279
Traditional life insurance premiums	1,276	1,301	5,231	4,232
Reinsurance premiums	(1,305)	(1,404)	(3,669)	(3,403)

Totals	$8,166	6,798	27,123	20,108

The Company's U.S. operations have made efforts over the past several years to attract new independent agents and to promote life products to improve domestic sales.

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP.  Actual universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Universal life insurance:
First year and single premiums	$2,224	2,934	9,619	10,411
Renewal premiums	5,499	4,659	16,876	14,238

Totals	$7,723	7,593	26,495	24,649

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$25,706	23,890	78,540	72,116
Net investment income	18,362	4,652	32,242	12,696
Other income	17	13	55	38

Total premiums and other revenue	44,085	28,555	110,837	84,850

Benefits and expenses:
Life and other policy benefits	(1,141)	5,765	10,957	15,364
Amortization of deferred policy
acquisition costs	10,495	8,877	35,257	27,278
Universal life insurance contract
interest	17,646	4,664	31,846	11,944
Other operating expenses	5,935	6,597	14,615	14,723

Total benefits and expenses	32,935	25,903	92,675	69,309

Segment earnings before Federal
income taxes	11,150	2,652	18,162	15,541

Provision for Federal
income taxes	3,424	694	5,723	5,042

Segment earnings	$7,726	1,958	12,439	10,499

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 4,200 independent international consultants and brokers currently contracted.

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Universal life insurance revenues	$26,653	24,803	81,037	72,668
Traditional life insurance premiums	3,185	3,786	9,120	10,840
Reinsurance premiums	(4,132)	(4,699)	(11,617)	(11,392)

Totals	$25,706	23,890	78,540	72,116

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP.  Actual universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Universal life insurance:
First year and single premiums	$9,547	10,656	24,399	30,607
Renewal premiums	27,576	26,465	74,247	73,447

Totals	$37,123	37,121	98,646	104,054

The Company reported decreased premiums for fixed-indexed universal life products of $30.0 million and $47.5 million versus $21.7 million and $59.9 million for the first three and nine months of 2009 and 2008, respectively. Contract revenues have increased as the amount of international life insurance in force has grown from $15.7 billion at September 30, 2008, to $15.8 billion at September 30, 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Net investment income
(excluding derivatives)	$9,841	7,614	25,243	22,184
Derivative income (loss)	8,521	(2,962)	6,999	(9,488)

Net investment income	$18,362	4,652	32,242	12,696

Amortization of deferred policy acquisition costs increased approximately 29.3% comparing the first nine months of 2009 to the same period in 2008, and increased 18.2% for the three months ended September 30, 2009 versus the same period of 2008 reflecting higher lapse activity due to current economic conditions.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's annuity products and investment contracts are available to international residents, current sales are small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Premiums and other revenue:
Premiums and contract revenues	$7,518	6,254	21,680	19,047
Net investment income	91,072	58,902	226,189	168,205
Other income	1,647	46	1,860	169

Total premiums and other revenue	100,237	65,202	249,729	187,421

Benefits and expenses:
Life and other benefits	12,873	1,460	15,896	2,953
Amortization of deferred policy
acquisition costs	16,805	25,092	44,206	58,847
Annuity contract interest	60,718	31,426	134,937	79,675
Other operating expenses	22,391	5,531	30,125	13,826

Total benefits and expenses	112,787	63,509	225,164	155,301

Segment earnings before Federal
income (loss) taxes	(12,550)	1,693	24,565	32,120

Provision (benefit) for
Federal income taxes	(4,411)	158	7,741	10,420

Segment earnings (loss)	$(8,139)	1,535	16,824	21,700

Revenues from annuity operations primarily include surrender charges and recognition of deferred revenues relating to immediate or payout annuities. A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Surrender charges	$5,884	4,917	17,008	15,342
Payout annuity and other revenues	1,626	1,331	4,655	3,688
Traditional annuity premiums	8	6	17	17

Totals	$7,518	6,254	21,680	19,047

The Company's earnings are dependent upon annuity contracts persisting or remaining in force. While premium and contract revenues increase with an increase in surrender charges, the Company's investment earnings benefit as more policies remain in force.

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual annuity deposits collected for the three and nine months ended September 30, 2009 and 2008 are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Fixed-indexed annuities	$129,875	60,701	347,901	206,007
Other deferred annuities	94,540	28,010	205,374	87,014
Immediate annuities	6,049	1,475	14,813	3,980

Totals	$230,464	90,186	568,088	297,001

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

Other deferred annuity product sales have increased significantly for the three and nine month periods in 2009. As a selling inducement, many of the deferred products, as well as the fixed-indexed annuity products, include a first year interest bonus in addition to a base interest rate. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred and amortized over future periods amounted to approximately $9.6 million and $26.5 million for the three and nine months ended September 30, 2009, and $4.0 million and $14.2 million in the comparable periods of 2008.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net investment income
(excluding derivatives)	$70,893	70,452	210,141	211,541
Derivative income (loss)	20,179	(11,550)	16,048	(43,336)

Net investment income	$91,072	58,902	226,189	168,205

As noted previously, derivative income and loss fluctuate from period to period based on the performance of the products’ underlying indices.

Annuity contract interest includes the equity component return associated with the Company's fixed-indexed annuities.  The detail of fixed-indexed annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Fixed-indexed annuities	$46,978	21,614	104,854	25,045
All other annuities	19,624	11,439	46,137	59,231

Gross contract interest	66,602	33,053	150,991	84,276
Bonus interest deferred and capitalized	(9,608)	(4,026)	(26,547)	(14,182)
Bonus interest amortization	3,724	2,399	10,493	9,581

Total contract interest	$60,718	31,426	134,937	79,675

Contract interest includes the portion of its return on fixed interest products associated with the performance of the underlying indices.

Amortization of deferred policy acquisition costs decreased approximately 33.0% and 24.9% comparing the three and nine months of 2009 to the same periods in 2008. During 2008, the Company experienced an increased conversion activity of deferred annuities into payout annuities, which resulted in a higher amortization for the three and nine months ended September 30, 2008. Current year amounts should be more reflective of ongoing activity.

The Company is currently involved in various legal actions in the normal course of its business including two class action lawsuits. In accordance with generally accepted accounting principles, the Company accrued approximately $16 million during the quarter ended September 30, 2009 pertaining to these various matters for potential future costs, which was allocated to the annuity operations segment.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, as previously noted, National Western also has small real estate, nursing homes, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $0.2 million and $0.8 million of operating earnings in the first nine months of 2009 and 2008, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the careful handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of September 30, 2009 and December 31, 2008.  The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.

	Composition of Investments
	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

Debt securities	$6,101,118	95.7	$5,563,000	96.3
Mortgage loans	88,986	1.5	90,733	1.6
Policy loans	75,916	1.2	79,277	1.4
Derivatives; index options	66,987	1.0	11,920	0.2
Equity securities	14,736	0.2	13,683	0.2
Real estate	20,169	0.3	10,828	0.2
Other	13,640	0.1	3,340	0.1

Totals	$6,381,552	100.0	$5,772,781	100.0

Derivatives consist of index options purchased to partially hedge the equity return component of the Company’s fixed-indexed products.  These options are intended to act as economic hedges to match closely the returns on the products underlying reference indices.  Derivatives are recorded at the fair value as of the balance sheet date.  With the recovery of the equities markets the options have risen in value.  Any increases in income from these options are substantially offset by increase in amounts credited to fixed-index annuity and life policy holders.  The Company does not participate in more sophisticated derivative instruments such as credit default swaps, interest rate swaps, financial futures or other similar investments.

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utilities fixed income securities. Investments in mortgage-backed securities include primarily U.S. government agency pass-through securities and collateralized mortgage obligations ("CMOs"). As of September 30, 2009 and December 31, 2008, the Company's debt securities portfolio consisted of the following:

	Composition of Debt Securities
	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

Corporate	$2,885,917	47.3	$2,453,404	44.0
Mortgage-backed securities	1,959,994	32.1	2,001,060	36.0
Public utilities	929,490	15.2	790,419	14.2
U.S. agencies	78,182	1.3	119,674	2.2
U.S. Treasury	1,918	-	1,923	-
Home equity	40,699	0.7	46,959	0.9
Manufactured housing	37,409	0.6	41,319	0.7
States & political subdivisions	146,101	2.4	86,962	1.6
Foreign governments	21,408	0.4	21,280	0.4

Totals	$6,101,118	100.0	$5,563,000	100.0

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

Due to negative news relative to the mortgage industry, and in particular subprime mortgages, the Company has included detailed information below related to this exposure in the debt securities portfolio. The Company holds approximately $78.1 million in asset-backed securities at September 30, 2009. This portfolio includes $37.4 million of manufactured housing bonds and $40.7 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (CBOs), collateralized debt obligations (CDOs), or collateralized loan obligations (CLOs). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The mortgage-backed portfolio includes one Alt-A security with a carrying value of $3.7 million. The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The average FICO for an Alt-A borrower is approximately 715 compared to a score of 730 for a jumbo prime borrower. The Company’s exposure to the Alt-A and subprime sectors is limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans. The asset-backed portfolio includes thirteen subprime securities, totaling $40.7 million. The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities. All of the loans classified as Alt-A or subprime in the Company’s portfolio as of September 30, 2009 were underwritten prior to 2005 as noted in the table below.

Investment	September 30, 2009		December 31, 2008
Origination Year	Carrying Value	Market Value	Carrying Value	Market Value
	(In thousands)

Subprime:
1998	$11,191	10,064	12,125	11,157
2002	1,111	464	1,123	556
2003	6,345	3,857	6,894	3,779
2004	22,052	19,093	26,817	21,970

Subtotal subprime	$40,699	33,478	46,959	37,462

Alt A:
2004	$3,660	3,660	3,821	3,821

As of September 30, 2009, nine of the subprime securities were rated AAA, one was rated AA, one rated A, one rated BBB and one rated BB.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's portfolio with 97.7% held in investment grade securities. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P®.

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

AAA and U.S. government	$2,162,089	35.5	$2,306,694	41.5
AA	285,793	4.7	205,729	3.7
A	1,502,143	24.6	1,431,703	25.7
BBB	2,008,107	32.9	1,546,720	27.8
BB and other below investment grade	142,986	2.3	72,154	1.3

Totals	$6,101,118	100.0	$5,563,000	100.0

The Company does not purchase below investment grade securities. Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities. These holdings are summarized below.

	Below Investment Grade Debt Securities
			Estimated	% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets
	(In thousands except percentages)

September 30, 2009	$149,366	142,986	130,384	2.2%

December 31, 2008	$84,229	72,154	67,375	1.2%

December 31, 2007	$105,067	100,221	97,618	1.7%

As of September 30, 2009, the Company's percentage of below investment grade securities compared to total invested assets totaled 2.2%. The increase from December 31, 2008 is primarily due to securities being downgraded during the first nine months of 2009. The Company's holdings of below investment grade securities as a percentage of total invested assets is relatively small compared to industry averages.

Holdings in below investment grade securities by category as of September 30, 2009 are summarized below, including September 30, 2009 and December 31, 2008 fair values for comparison. The Company is continually monitoring developments in these industries that may affect security valuation issues. Holdings in below investment grade securities by category are summarized below.

	Below Investment Grade Debt Securities
	Amortized	Carrying	Fair	Fair
	Cost	Value	Value	Value
	September 30,	September 30,	Sepember 30,	December 31,
	2009	2009	2009	2008
	(In thousands)

Retail	$21,701	19,668	19,668	10,502
Utilities/Energy	2,099	2,124	2,124	1,839
Telecommunication	6,320	8,400	8,400	3,807
Home equity	1,111	1,111	464	550
Manufactured housing	10,402	10,819	9,717	7,151
Mortgage-backed	4,894	3,330	3,330	3,641
Transportation	1,635	1,538	1,538	1,144
Manufacturing	32,061	31,211	30,531	23,217
Banking/Finance	43,939	42,302	32,113	25,725
Medical	13,000	13,017	13,033	11,050
Other	12,204	9,466	9,466	8,552

Totals	$149,366	142,986	130,384	97,178
The Company closely monitors its below investment grade holdings by reviewing investment performance indicators including information such as issuer operating performance, debt ratings, analyst reports and other economic factors that may affect these specific investments. While additional losses are not currently anticipated based on the existing status and condition of these securities, continued credit deterioration of some securities is possible, which may result in further writedowns.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at September 30, 2009, approximately 32% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	September 30,2009
	Fair	Amortized	Unrealized
	Value	Cost	Gains
	(In thousands)
Securities held to maturity:
Debt securities	$4,259,696	4,082,605	177,091
Securities available for sale:
Debt securities	2,018,513	1,956,728	61,785
Equity securities	14,736	6,831	7,905

Totals	$6,292,945	6,046,164	246,781

During the nine months ended September 30, 2009 the Company recorded other-than-temporary impairment writedowns on debt securities totaling $4.9 million and on equity securities totaling $0.4 million. See Note 9 in the accompanying condensed consolidated financial statements.

As of April 1, 2009, the Company adopted the new FASB ASC 320 10 guidance. See Note 3 in the accompanying condensed consolidated financial statements. For the three months ended September 30, 2009, the Company recognized $4.7 million of other-than-temporary impairments. Of this amount $0.1 million was deemed credit related and recognized as realized investment losses in earnings, and $4.6 million was deemed non-credit related impairments and recognized in other comprehensive income.  Year-to-date the Company recognized $6.5 million of other-than-temporary impairments; of which $0.1 million was deemed credit related and recognized as realized investment losses in earnings, and $6.4 million was deemed non credit related impairment and recognized in other comprehensive income.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	September 30,		June 30,	December 31,
	2009		2009	2008
	(In thousands except percentages)

Debt securities - fair value	$6,278,209		5,858,044	5,458,936
Debt securities - amortized cost	$6,039,333		5,877,478	5,728,363
Fair value as a percentage of amortized cost	103.96%		99.67%	95.30%
Unrealized gain (loss) balance	$238,876		(19,434)	(269,427)
Ten-year U.S. Treasury bond - increase (decrease)
in yield for the quarter	(0.23	) %	0.87%	(1.81	) %

	Unrealized Gains (Losses) Balance
				Quarter	YTD
	At	At	At	Change in	Change in
	September 30,	June 30,	December 31,	Unrealized	Unrealized
	2009	2009	2008	Balance	Balance

Debt securities held to
maturity	$177,091	29,515	(104,064)	147,576	281,155
Debt securities available
for sale	61,785	(48,949)	(165,363)	110,734	227,148

Totals	$238,876	(19,434)	(269,427)	258,310	508,303

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. While the market interest rates of the ten-year U.S. Treasury bond decreased only 23 basis points during the third quarter, the Company experienced a large unrealized gain of $258.3 million on a portfolio of approximately $6.0 billion as the fixed income market had a strong recovery during the third quarter.  As liquidity improved, the demand for bonds increased causing the spread between corporate bonds and treasuries to narrow and the prices of the bonds to rise. Since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's consolidated balance sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2008, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities for the three months ended September 30, 2009 were reasonable given the expected range of results of this analysis.

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

The actual amounts paid by product line in connection with surrenders and withdrawals for the periods ended September 30 are noted in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Product Line:
Traditional Life	$976	1,372	3,430	3,504
Universal Life	14,538	10,703	44,959	29,373
Annuities	86,141	87,553	281,286	291,462

Total	$101,655	99,628	329,675	324,339

The contractual withdrawals, as well as the level of surrenders, experienced were generally consistent with the Company's assumptions in asset/liability management, and the associated cash outflows did not have an adverse impact on overall liquidity. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. However, in the economic climate of the past couple years, the Company has noted a higher incidence of life insurance surrender and withdrawal activity, particularly internationally. Cash flow projections and tests under various market interest rate scenarios are also performed to assist in evaluating liquidity needs and adequacy. The Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

Cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $120.4 million and $195.4 million for the nine months ended September 30, 2009 and 2008, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $871.6 million and $608.2 million for the nine months ended September 30, 2009 and 2008, respectively. Cash flow items could change if interest rates rise. Net cash flows from the Company's universal life and investment annuity deposit product operations totaled $180.9 million and $(95.1) million during the nine months ended September 30, 2009 and 2008, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. As of September 30, 2009, the Company had a remaining maximum commitment of $0.8 million which was approved by the Company's Board of Directors for the construction of a nursing home facility in Central Texas. The construction of the new facility began in 2007 and commenced operations during the third quarter of 2009.

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

The table below summarizes future estimated cash payments under existing contractual obligations as of September 30, 2009.

	Payment Due by Period
		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating lease obligations (1)	$131	131		-	-
Loan commitments	24,571	24,571	-	-	-
Construction commitments	779	779	-	-	-
Life claims payable (2)	48,772	48,772	-	-	-
Other long-term reserve
liabilities reflected on the
balance sheet under GAAP (3)	7,935,490	812,282	1,474,715	1,798,308	3,850,185

Total	$8,009,743	886,535	1,474,715	1,798,308	3,850,185

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8 (A) "Legal Proceedings" of the accompanying financial statements included in this Form 10-Q.

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

During the quarter ended September 30, 2009, no shares were purchased from option holders.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: November 9, 2009	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: November 9, 2009	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 9, 2009	/S/ Michael G. Kean
Michael G. Kean
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)