Form 10-K
period 2009-12-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2010-03-16
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

(512) 836-1010
(Telephone Number)

Securities registered pursuant to Section 12 (b) of the Act:

Name of each exchange on which
Title of each class to be so registered:	each class is to be registered:
Class A Common Stock, $1.00 par value	The NASDAQ Stock Market LLC

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

The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant on June 30, 2009 was $399,981,531.

As of March 11, 2010, the number of shares of Registrant's common stock outstanding was:   Class A - 3,425,966 and Class B - 200,000.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:  Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held June 29, 2010, which will be filed within 120 days after December 31, 2009 are incorporated by reference into Part III of this report.

	PART I	Page

Item 1.	Business	4
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	16
Item 2.	Properties	16
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	17

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Consolidated Financial Data	20
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 8.	Financial Statements and Supplementary Data	50
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	50
Item 9A.	Controls and Procedures	51
Item 9B.	Other Information	53

	PART III

The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2009.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	54

	Signatures	127

PART I

ITEM 1. BUSINESS

General

National Western Life Insurance Company (hereinafter referred to as "National Western", "Company", or "Registrant") is a stock life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-nine states, the District of Columbia, and four U.S. territories or possessions.  National Western is also licensed in Haiti, and although not otherwise licensed, accepts applications from and issues policies to residents of various countries in Central and South America, the Caribbean, the Pacific Rim, Eastern Europe and Asia. Such policies are underwritten, accepted, and issued in the United States upon applications submitted by independent contractors. The Company provides life insurance products for the savings and protection needs of approximately 142,000 policyholders and for the asset accumulation and retirement needs of 121,000 annuity contract holders.

In 2009, the Company's total assets increased to $7.5 billion at December 31, 2009, from $6.8 billion at December 31, 2008. The Company generated revenues of $568.4 million, $411.1 million and $474.5 million in 2009, 2008 and 2007, respectively. In addition, National Western generated net income of $45.5 million, $33.6 million and $85.4 million in 2009, 2008 and 2007, respectively.

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

Life Products. The Company's life products provide protection for the life of the insured and, in some cases, allow for cash value accumulation on a tax-deferred basis. These product offerings include universal life insurance ("UL"), interest-sensitive whole life, and traditional products such as term insurance coverage. Interest sensitive products such as UL accept premiums that are applied to an account value. Deducted from the account value are costs of insurance charges which vary by age, gender, plan, and class of insurance, as well as various expense charges. Interest is credited to account values at a fixed interest rate generally determined in advance and guaranteed for a policy year at a time, subject to minimum guaranteed rates specified in the policy contract. A slight variation to this general interest crediting practice involves equity-indexed universal life ("EIUL") policies whose credited interest may be linked in part to an outside index such as the S&P 500® Composite Stock Price Index ("S&P 500 Index®") at the election of the policyholder. These products offer both flexible and fixed premium modes and provide policyholders with flexibility in the available coverage, the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming year. Traditional products generally provide for a fixed death benefit payable in exchange for regular premium payments.

Annuity Products. Annuity products sold include flexible premium and single premium deferred annuities, fixed-indexed annuities, and single premium immediate annuities. These products can be tax qualified or nonqualified annuities. A fixed single premium deferred annuity ("SPDA") provides for a single premium payment at the time of issue, an accumulation period, and an annuity payout period commencing at some future date. A flexible premium deferred annuity ("FPDA") provides the same features but allows, generally with some conditions, additional payments into the contract. Interest is credited to the account value of the annuity initially at a current rate of interest which is guaranteed for a period of time, typically the first year. After this period, the interest credited is subject to change based upon market rates and product profitability subject to a minimum guaranteed rate specified in the contract. Interest accrues during the accumulation period generally on a tax-deferred basis to the contract holder. After a number of years specified in the annuity contract, the owner may elect to have the proceeds paid as a single payment or as a series of payments over a period of time. The owner is permitted at any time during the accumulation period to withdraw all or part of the annuity account balance subject to contract provisions such as surrender charges and market value adjustments. A fixed-indexed deferred annuity performs essentially in the same manner as SPDAs and FPDAs with the exception that, in addition to a fixed interest crediting option, the contract holder has the ability to elect an interest crediting mechanism that is linked, in part, to an outside index such as the S&P 500 Index®. A single premium immediate annuity ("SPIA") foregoes the accumulation period and immediately commences an annuity payout period.

Distributions of the Company's direct premium revenues and deposits by product type are provided below.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Annuities:
Single premium deferred	$15,707	4,417	3,808
Flexible premium deferred	309,424	116,902	112,472
Fixed-indexed deferred	489,180	281,649	316,848
Single premium immediate	23,266	7,165	4,637

Total annuities	837,577	410,133	437,765

Universal life insurance	173,167	170,933	168,279
Traditional life and other	19,580	20,698	22,310

Total direct premiums and deposits collected	$1,030,324	601,764	628,354

Operating Segments

The Company manages its business between Domestic Insurance Operations and International Insurance Operations.  For segment reporting purposes, the Company's annuity business, which is predominantly domestic, is separately identified. The Company also has a Corporate segment, which consists of the assets and activities that have not been allocated to any other operating segment.

Domestic Insurance Operations. The Company is currently licensed to do business in all states and the District of Columbia, except for New York.  Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products.  The majority of domestic sales are the Company's annuities. National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMO").  These NMOs assist the Company in recruiting, contracting, and managing independent agents.  The Company's agents are independent contractors who are compensated on a commission basis.  At December 31, 2009, the Company's NMO relationships had contracted approximately 7,300 independent agents with the Company.  Nearly 31% of these contracted agents submitted policy applications to the Company in the past twelve months. At December 31, 2009, the Company had nearly 70,000 domestic life insurance policies in force representing over $2.5 billion in face amount of coverage and 121,000 annuity contracts representing account balances of $5.2 billion.

International Insurance Operations. National Western's international operations generally focus on foreign nationals in upper socioeconomic classes.  Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, the Pacific Rim, Eastern Europe, and Asia. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another.  Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At December 31, 2009, the Company had 72,000 international life insurance policies in force representing nearly $16.2 billion in face amount of coverage.

International applications are submitted by independent contractors, consultants and broker-agents, many of whom have been submitting policy applications to National Western for 20 or more years.  The Company had relationships with approximately 4,000 independent international individuals at December 31, 2009, over 41% of which submitted policy applications to the Company in the past twelve months.

There are some inherent risks of accepting international applications which are not present within the domestic market that are reduced substantially by the Company in several ways. As previously described, the Company accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources. This targeted customer base coupled with National Western's conservative underwriting practices have historically resulted in claims experience, due to natural causes, similar to that in the United States.  The Company minimizes exposure to foreign currency risks by requiring payment of premiums and claims in United States dollars. In addition, experience with the international products for over forty years and the Company's longstanding business relationships further serve to minimize risks.

Geographical Distribution of Business. The following table depicts the distribution of the Company's premium revenues and deposits.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

United States domestic products:
Annuities	$821,361	398,312	421,497
Life insurance	58,825	59,412	57,770

Total domestic products	880,186	457,724	479,267

International products:
Annuities	16,215	11,821	16,268
Life insurance	133,923	132,219	132,819

Total international products	150,138	144,040	149,087

Total direct premiums and deposits collected	$1,030,324	601,764	628,354

Although many agents sell National Western's products, the Company's annuity sales in any year typically reflect several NMOs whose contracted independent agents sold 10% or more of the Company’s total annuity sales. In 2009, there were three NMOs that accounted for more than 10% of the Company’s annuity sales with 16.8%, 11.6%, and 10.8% of the total annuity sales, respectively. Similarly, domestic life insurance sales in any year may include several NMOs who accounted for 10% or more of total domestic life insurance sales. In 2009, there were three NMOs who generated 24.4%, 12.3% and 11.0%, respectively, of total domestic life insurance sales. The NMO accounting for 24.4% of domestic life sales was also the same NMO who produced 10.8% of total annuity sales while the NMO contributing 12.3% of domestic life sales also contributed 16.8% of total annuity sales. With the independent distribution model the Company employs, the concentration of sales within a particular NMO is not as an acute concern as with other distribution channels given that the underlying agents are free to contract with the Company through any NMO the Company has a relationship with.

International life insurance sales are much more diversified by independent consultants and contractors and in 2009 were geographically attributed to Latin America (77%), the Pacific Rim (18%), and Eastern Europe (5%). In terms of international countries, Brazil and Taiwan were the only two countries exceeding 10% of total international sales with shares of 32.4% and 15.7%, respectively.

Segment Financial Information. A summary of financial information for the Company's segments is as follows:

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)
Revenues, excluding
realized gains (losses):
2009	$53,937	148,624	343,502	27,510	573,573
2008	48,193	115,073	252,511	21,530	437,307
2007	44,783	113,598	292,402	20,227	471,010

Segment earnings: (A)
2009	$426	14,663	25,460	8,294	48,843
2008	717	15,350	27,842	6,781	50,690
2007	342	20,179	56,299	6,278	83,098

Segment assets: (B)
2009	$383,844	1,056,087	5,955,734	107,581	7,503,246
2008	397,413	842,119	5,369,920	127,189	6,736,641
2007	399,097	796,012	5,500,226	106,039	6,801,374

Notes to Table:

(A) Amounts exclude realized gains and losses on investments, net of taxes.
(B) Amounts exclude other unallocated assets.

Additional information concerning these industry segments is included in Note 13, Segment and Other Operating Information, of the accompanying consolidated financial statements.

Competition and Ratings

National Western competes with hundreds of life and health insurance company groups in the United States as well as other financial intermediaries such as banks and securities firms who market insurance products. Competitors in our international markets include Pan-American Life Insurance, American Fidelity Life Insurance, Manhattan Life Insurance Company and Best Meridian Insurance while domestic market competitors include, among others, American Equity Investment Life, Sammons Financial Group (Midland, NACOLAH), AVIVA, Allstate (Lincoln Benefit), Lincoln National Life, Equitrust Life Insurance Company and Old Mutual Financial Network (F&G). Competitive factors are primarily the breadth and quality of products offered, established positions in niche markets, pricing, relationships with distribution, commission structures, the perceived stability of the insurer, quality of underwriting and customer service, scale and cost efficiency. Operating results of life insurers are subject to fluctuations not only from this competitive environment but also due to economic conditions, interest rate levels and changes, performance of investments, and the maintenance of strong insurance ratings from independent rating agencies.

In order to compete successfully, life insurers have turned their attention toward distribution, technology, defined end market targets, speed to the market in terms of product development, and customer relationship management as ways of gaining a competitive edge. The Company's management believes that it competes primarily on the basis of its longstanding reputation for commitment in serving international markets, its financial strength and stability, and its ability to attract and retain distribution based upon product and compensation. With respect to international markets, the Company is of the opinion that the home office infrastructure to support languages other than English, and the knowledge needed to effectively underwrite risks outside of the United States is a significant barrier to entry for potential competitors.

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

Rating Agency	Rating	Outlook

A.M. Best	A (Excellent)	Stable

Standard & Poor's	A (Strong)	Negative

A.M. Best and Standard & Poor’s ratings are a consideration of the Company’s claims paying ability and are not a rating of the Company’s investment worthiness. The rating agencies formally review the Company and its rating on an annual basis with interim analysis performed as necessary. In June 2009, A.M. Best upgraded the Company’s rating to “A” from “A-“. This is particularly noteworthy given the financial crisis backdrop that has framed the past two years and the number of companies that were negatively impacted, often significantly, in this environment. The negative outlook from Standard & Poor’s signifies the rating agency’s bias toward a rating downgrade sometime in the future. Both A.M. Best and Standard & Poor’s maintain a “negative outlook” on the life insurance industry overall which means that the rating of many U.S. life insurance companies may be downgraded due to the impact of negative market conditions. Generally speaking, there is no assurance that the Company's ratings will continue for a certain period of time. In the event the Company's ratings are subsequently downgraded, the Company's business may be negatively impacted.

Risk Management

Similar to other insurers, the Company is exposed to a wide spectrum of financial, operational, and other risks as described in Item 1A “Risk Factors”. Effective enterprise risk management is a key concern for identifying, monitoring, measuring, communicating, and managing risks within limits and risk tolerances. The Company’s Board of Directors and senior management are knowledgeable of and accountable for key risks.  The Board meets at least every other month and regularly hears reports from the President and Chief Operating Officer, the Chief Financial Officer, the Chief Actuary, the Chief Investment Officer, and the Chief Compliance Officer. In addition, the Board has several committees which include the Audit Committee, the Investment Committee, and the Compensation and Stock Option Committee that regularly convene to address various aspects of risk.

Enterprise Risk Management (ERM) Governance Framework

Board of Directors and Sub-Committees of the Board
↕
Company Senior Management
↕
ERM Committees
↕	↕	↕	↕	↕
Disclosure Committee	Asset/Liability Matching	Product Pricing/ Development	Compliance/Fraud Unit	Underwriting/ Claims
↕	↕	↕	↕	↕
Corporate Risk Function
Insurance Risk	Market Risk	Credit Risk	Operational Risk	Strategy Risk
↕	↕	↕	↕	↕
Lines of Business / Functional Areas

The Company maintains several management groups and committees that meet regularly to monitor, discuss and manage a variety of issues and risks associated with the business. These groups and committees include numerous areas such as regulatory compliance, financial reporting process and controls, fraud unit investigations, product spread management, and business strategy. Key members of senior management are involved with these groups and committees providing direction and oversight and serve as a reporting liaison with the Company’s Board of Directors and sub-committees.

The Company maintains a system of disclosure controls and procedures, including internal controls designed to provide reasonable assurance that assets are safeguarded and transactions are properly authorized, executed and recorded. The Company recognizes the importance of full and open presentation of its financial position and operating results and to this end maintains a Disclosure Controls and Procedures Committee comprised of senior executives who possess comprehensive knowledge of the Company's business and operations.  This Committee is responsible for evaluating disclosure controls and procedures and for the gathering, analyzing, and disclosing of information as required to be disclosed under the securities laws.  It assists the Chief Executive Officer and Chief Financial Officer in their responsibilities for making the certifications required under the securities laws regarding the Company's disclosure controls and procedures.  It ensures that material financial information is properly communicated up the Company's hierarchy to the appropriate person or persons and that all disclosures are made in a timely fashion.  This Committee reports directly to the Audit Committee of the Company.

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

Substantially all international products contain a currency clause stating that premium and claim "dollars" refer to lawful currency of the United States.  Policy applications submitted by international insurance brokers are generally associated with individuals in upper socioeconomic classes who desire the stability and inflationary hedge of dollar denominated insurance products issued by the Company.  The favorable demographics of this group typically results in a higher average policy size, and persistency and claims experience (from natural causes) similar to that in the United States.  By accepting applications submitted on residents outside the United States, the Company is able to further diversify its revenue, earnings and insurance risk.

Reinsurance

The Company follows the industry practice of reinsuring (ceding) portions of its insurance risks with a variety of reinsurance companies. We do not use financial or surplus relief reinsurance. The use of reinsurance allows the Company to underwrite policies larger than the risk it is willing to retain on any single life and to continue writing a larger volume of new business. The maximum amount of life insurance the Company normally retains is $250,000 on any one life subject to a minimum reinsurance cession of $50,000. However, the use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. Consequently, the Company avoids concentrating reinsurance risk with any one reinsurer and only participates in reinsurance treaties with reputable carriers. No reinsurer of business ceded by the Company has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business. The Company continuously monitors the financial strength of our reinsurers and has been able to obtain replacement coverages from financially responsible reinsurers when making changes. The Company’s primary reinsurers as of December 31, 2009 were as follows.

		Amount of In
	A.M. Best	Force Ceded
Reinsurer	Rating	($000’s)

Hannover Life Reassurance Company	A	$1,684,048
Transamerica Life Insurance Company	A+	1,220,040
SCOR Rueckversicherung (Cologne)	A-	1,033,417
SCOR Global Life (Paris)	A-	779,960
Mapfre Re (Madrid)	A+	462,236
All others		729,687
		$5,909,388

Regulatory and Other Issues

Regulation. The Company's insurance business is subject to comprehensive state regulation in each of the states it is licensed to conduct business. The laws enforced by the various state insurance departments provide broad administrative powers with respect to licensing to transact business, licensing and appointing agents, approving policy forms, regulating unfair trade and claims practices, establishing solvency standards, fixing minimum interest rates for the accumulation of surrender values, and regulating the type, amounts, and valuations of permitted investments, among other things. The Company is required to file detailed annual statements with each of the state insurance supervisory departments in which it does business. Annually, our board-appointed qualified actuary must submit an opinion to state insurance regulators where the Company is licensed to do business on whether the statutory assets held backing the statutory reserves are sufficient to meet contractual obligations and related expenses of the insurer. If an opinion cannot be rendered noting the sufficiency of assets, the Company is required to establish additional statutory reserves which draw from available statutory surplus until the time such an opinion can be furnished.

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

Each state has insurance guaranty association laws under which insurers doing business in a state can be assessed contributions, up to prescribed limits, in order to cover contractual benefit obligations of insolvent insurance companies. The state guaranty associations levy assessments on each insurer on the basis of their proportionate share of the premiums written in the lines of business in which the insolvent insurer had been engaged. Some states permit the member insurers to recover the assessments paid through full or partial premium tax offsets.

The Company’s business is also affected by U.S. federal, state and local tax laws. Although the federal government does not directly regulate the life insurance industry, federal measures previously considered or enacted by Congress, if revisited, could affect the insurance industry and the Company's business. These measures include the tax treatment of life insurance companies and life insurance products, as well as changes in individual income tax structures and rates. Even though the ultimate impact of any of these changes, if implemented, is uncertain, the persistency of the Company's existing products and the ability to sell products could be materially affected.

Risk-Based Capital Requirements. In order to enhance the regulation of insurer solvency, the NAIC established risk-based capital ("RBC") requirements to help state regulators monitor the financial strength and stability of life insurers by identifying those companies that may be inadequately capitalized. Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold.  The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments.  The RBC formula takes into consideration four major areas of risk which are: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses mortality and morbidity risk; (iii) interest rate risk which involves asset-liability matching issues; and (iv) other business risks.  For each category, the RBC requirements are determined by applying specified factors to various assets, premiums, reserves, and other items, with the factor being higher for items with greater underlying risk and lower for items with less risk. The standards require life insurers to submit a report to state regulators on an annual basis regarding their risk-based capital. The Company's statutory capital and surplus at December 31, 2009, was significantly in excess of the threshold RBC requirements.

Effects of Inflation. The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of the Company during the three most recent fiscal years.

Employees.  The Company had 294 employees as of December 31, 2009 substantially all of which worked in the Company’s home office in Austin, Texas. None of the employees are subject to collective bargaining agreements governing their employment with the Company.

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

The Company’s results from operations are materially affected by economic conditions both in the U.S. and elsewhere around the world. The stress experienced by financial markets beginning in the second half of 2007 continued throughout 2008 and into 2009. Consumer confidence declined as home values and the stock market decreased and unemployment and energy costs increased. The volatility and disruption in the financial markets reached unfamiliar levels such that the availability and cost of credit was materially impacted. The market for fixed income securities experienced decreased liquidity, increased price volatility, credit downgrades, and an increasing probability of default. Consequently, these securities became less liquid, more difficult to value, and potentially harder to dispose of if situations dictate. Although there is evidence that market conditions may have stopped their decline and begun to improve, these events have had an adverse effect on the value of our investment portfolio and may continue to do so in the event of prolonged economic challenges such as a global credit crisis.

Demand for our products and ultimately the profitability of our business may be adversely affected by such factors as lower consumer spending, negative investor sentiment, higher unemployment, lower corporate earnings and business investment, lackluster consumer confidence, and ongoing volatility in capital markets. We may also experience a higher incidence of claims, lapses or surrenders of policies. Our policyholders may opt to defer or stop paying insurance premiums. Adverse changes as detailed above could negatively affect our net income and have a material effect on our business, results of operations and financial condition.

Our investment portfolio is subject to several risks which may lessen the value of invested assets and the amounts credited to policyholders.

The Company substantially invests monies received in investment grade, fixed income investment securities in order to meet its obligations to policyholders and provide a return on its deployed capital. Consequently, we are subject to the risk that issuers of these securities may default on principal and interest payments, particularly in the event of an ongoing downturn in the economic and/or business climate. At December 31, 2009, approximately 3% of the Company’s $6.2 billion fixed income securities portfolio was comprised of issuers who were investment grade at the time the Company acquired them but were subsequently downgraded for various reasons. A substantial increase in defaults from these or other issuers could negatively impact the Company’s financial position and results.

For the Company’s fixed-indexed products, over the counter derivative instruments are purchased from a number of highly rated counterparties to fund the index credit to policyholders. In the event that any of these counterparties fails to meet their contractual obligations under these derivative instruments, the Company would be financially at risk for providing the credits due that the counterparty reneged on. The failure of the counterparty to perform could negatively impact the Company’s financial strength and reduce the Company’s profitability.

The determination of valuation and impairments of fixed income securities include estimations and assumptions that are subjective and prone to differing interpretations and could materially impact our results of operations or financial condition.

The determination of whether to impair an investment is based upon our evaluation of known and inherent risks which we revise as conditions change and new information becomes available. During periods of market disruption and volatility, it becomes more difficult to evaluate securities particularly if trading becomes less frequent or market data becomes less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. We also consider a wide range of factors about security issuers in evaluating the cause of a decline in the estimated fair value of a security and in assessing the prospects for recovery. The decision on whether to record an other-than-temporary impairment is determined by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability as well as our ability and intent to hold the securities to recovery or maturity. Our conclusions concerning the recoverability of any particular security’s market price could ultimately prove to be invalid as facts and circumstances change. Consequently, there can be no assurance that we have accurately assessed the level of impairments in our financial statements or that additional impairments may not need to be taken in the future.

We are subject to changing interest rates and credit spreads, market volatility, and general economic conditions which may affect the risk and returns on both our investment portfolio and our products.

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

A decline in interest rates could expose the Company to reduced profitability due to minimum interest rate guarantees that are required in our products by regulation. A key component of profitability is investment spread, or the difference between the yield on our investments and the rates we credit to policyholders on our products. A narrowing of investment spreads (“spread compression”) could negatively affect operating results. Although the Company has the ability to adjust the rates credited on products in order to maintain our required investment spread, a significant decline in interest rate levels could affect investment yields to the point where the investment spread is compromised due to minimum interest rate guarantees. In addition, the potential for increased policy surrenders and cash withdrawals, competitor activities, and other factors could further limit the Company’s ability to maintain crediting rates on its products at levels necessary to avoid sacrificing investment spread.

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

The Company distributes its life and annuity products through independent broker-agents. There is substantial competition, particularly in the Company’s domestic market, for independent broker-agents with the demonstrated ability to market and sell insurance products. Competition for these individuals or organizations typically centers on company reputation, products, compensation, home office support and the insurer’s financial strength ratings. The Company’s future sales and financial condition are dependent upon avoiding significant interruptions in attracting and retaining independent broker-agents.

We are subject to a downgrade in our financial strength ratings which may negatively affect our ability to attract and retain independent distributors, make our products less attractive to consumers, and may have an adverse effect on our operations.

Financial strength ratings are an important criteria in establishing the competitive position of insurers. Ratings generally reflect the rating agencies’ view of a particular company’s financial strength, operating performance, and ability to meet its obligations to policyholders. However, some of the rating factors often relate to the particular views of the rating agency, their independent economic modeling, the general economic climate, and other circumstances outside of the insurer’s control. Accordingly, we cannot predict with any certainty what actions rating agencies may take. A downgrade in our financial strength rating, or an announced potential downgrade, could affect our competitive position and make it more difficult to market our products vis-à-vis competitors with higher financial strength ratings. In extreme situations, a significant downgrade action by one or more rating agency could induce existing policyholders to cancel their policies and withdraw funds from the Company. Currently, the major rating agencies, including A.M. Best and Standard & Poor’s,  maintain negative outlooks on the U.S. life insurance industry primarily based upon expectations for larger than normal investment credit losses and reduced financial flexibility. Accordingly, these rating agencies could revise their benchmarks regarding levels of capital, earnings, and other metrics that align with particular rating levels and impact their rating assessments of U.S. life insurance companies. These events could have a material adverse effect on our financial position and liquidity.

We are subject to competition from new sources as well as companies having substantially greater financial resources, higher ratings, and more expansive product offerings which could have an adverse impact upon our business levels and profitability.

Our ability to compete is based upon a variety of factors including financial strength ratings, competitive products, service, scale, and distribution capacity. In recent years, there has been considerable consolidation among companies in the insurance and financial sectors resulting in large, well-capitalized entities that offer products comparable to the Company. Frequently, these larger organizations are not domiciled in the United States or are financial services entities attempting to establish a position in the insurance industry. These larger competitors often enjoy economies of scale which produce lower operating costs and the wherewithal to absorb greater risk allowing them to price products more competitively and, in turn, attract independent distributors. Consequently, the Company may encounter additional product pricing pressures and be challenged to maintain profit margin targets and profitability criteria. Because of these competitive presences, the Company may not be able to effectively compete without negative affects on our financial position and results.

We are subject to regulation and changes to existing laws that may affect our profitability or means of operations.

The Company is subject to extensive laws and regulations which are complex and subject to change. In addition, these laws and regulations are enforced by a number of different authorities including, but not limited to, state insurance regulators, the Securities and Exchange Commission (SEC), state attorney generals, and the U.S. Department of Justice. Compliance with these laws and regulations is time consuming and any changes may materially increase our compliance costs and other expenses of doing business. The regulatory framework at the state and, increasingly, federal level pertaining to insurance products and practices is advancing and could affect not only the design of our products but our ability to continue to sell certain products.

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

Insurance companies that do business in a particular state are subject to assessment up to certain prescribed limits by that state’s insurance guaranty association to provide funds to help pay for policyholder losses or liabilities of insolvent insurance companies. As the amount and timing of assessments by state insurance guaranty associations is outside of the Company’s control, the liabilities provided for these potential assessments in our financial statements may differ from the amounts ultimately assessed.

In January 2009, the SEC published its newly adopted rule 151A, Indexed Annuities and Certain Other Insurance Contracts.  This rule defines “indexed annuities to be securities and thus subject to regulation by the SEC and under federal securities laws”.  Currently indexed annuities sold by life insurance companies are regulated by the States as Insurance products and Section 3(a)(8) of the Securities Act of 1933 provides an exemption for certain “annuity contracts,” “optional annuity contracts,” and other insurance contracts.  The new rule was not effective until January 12, 2011, but is currently subject to legal challenges by National Western and other companies regarding the validity.  The SEC, in briefing regarding appropriate remedies, has “determined to consent to” a two year stay of Rule 151A’s effective date to run from the date of publication of a reissued or retained Rule 151A in the Federal Register.  In the event rule 151A is not overturned, it could have a material effect on our business, results of operations and financial condition.

We may be subject to unfavorable judicial developments, including the time and expense of litigation, which potentially could affect our financial position and results.

In the ordinary course of business, we are involved in various legal actions common to the life insurance industry, some of which may occasionally assert claims for large amounts. Companies in the life insurance and annuity lines of business have encountered litigation, including class action lawsuits, pertaining to allegations of improper sales practices in connection with the sale of life insurance, improper design of products, bad faith in the handling of insurance claims, and other similar pleas. In addition, life insurance companies are subject to risk of errors and misconduct of the agents selling their products for fraud, non-compliance with policies and recommending products or transactions that are not suitable in a particular situation. Given the inherent unpredictability of litigation, there can be no assurance that such litigation, current or in the future, will not have such a material adverse effect on the Company’s results of operation or cash flows in any particular reporting period.

We could be liable with respect to liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

The Company cedes material amounts of insurance to other unaffiliated insurance companies through reinsurance. However, these reinsurance arrangements do not fully discharge the Company’s obligation to pay benefits on the reinsured business. If a reinsurer fails to meet its obligations, the Company would be forced to cover these claims. In addition, if a reinsurer becomes insolvent, it may cause the Company to lose its reserve credits on the ceded business which require the establishment of additional reserves. To mitigate the risks associated with the use of reinsurance, the Company carefully monitors the ratings and financial condition of its reinsurers on a regular basis and attempts to avoid concentration of credit risks by spreading its business among several reinsurers in order to diversify its risk exposure.

We are subject to policy claims experience which can fluctuate from period to period and vary from past results or expectations.

The Company’s earnings are significantly influenced by policy claims received and will vary from period to period depending upon the amount of claims incurred. In any given quarter or year, there is very limited predictability of claims experience. The liability established for future policy benefits is based upon a number of different factors. Our mortality experience could be adversely impacted by a catastrophic event such as a natural disaster, terrorist attack or pandemic event. In the event our future claim experience does not match our past results or pricing assumptions, our operating results could be materially and adversely affected.

We are subject to assumption inaccuracies regarding future mortality, persistency, and interest rates used in determining deferred policy acquisition costs which may require us to accelerate our amortization.

Deferred policy acquisition costs (and deferred sales inducement amounts) are calculated using a number of assumptions related to policy persistency, mortality and interest rates. They represent costs that vary with and are primarily related to the acquisition of new insurance and annuity contracts. Amortization of deferred policy acquisition expenses is dependent upon actual and expected profits generated by the lines of business that incurred the related expenses and are amortized over the expected lives of the corresponding contracts. The deferred policy acquisition costs recorded on the balance sheet are tested to determine if they are recoverable under current assumptions. The estimates and assumptions used to amortize deferred policy acquisition costs proportional to expected gross profits are also regularly reviewed. Due to the uncertainty associated with establishing these assumptions, the Company cannot, with precision, determine the exact pattern of profit emergence. Increases in actual or future withdrawals or surrenders or investment losses, often associated with severe economic recessions, could result in an acceleration of amortization. Accordingly, actual results could differ from the related assumptions which could have a material and adverse impact on the Company’s operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Westcap Corporation, a wholly owned subsidiary, owns the Company’s principal office location in Austin, Texas and two buildings adjacent to it, totaling approximately 93,000 square feet that are leased and utilized by the Company.  The Company’s affiliate, Regent Care Building, LP, owns a 65,000 square foot building in Reno, Nevada, which is leased and utilized by another of the Company’s affiliates, Regent Care Operations, LP, for use in its nursing home operations.  The Company’s subsidiary, Regent Care San Marcos Holdings, LLC, completed construction of a 74,000 square foot building in San Marcos, Texas in 2009 used in nursing home operations.  Lease costs and related operating expenses for facilities of the Company’s subsidiaries are currently not significant in relation to the Company’s consolidated financial statements.  The intercompany lease costs related to The Westcap Corporation and the nursing homes have been eliminated for consolidated reporting purposes.

ITEM 3. LEGAL PROCEEDINGS

The Company was a defendant in a class action lawsuit initially filed on September 17, 2004, in the Superior Court of the State of California for the County of Los Angeles.  The California state court certified a class consisting of certain California policyholders age 65 and older alleging violations under California Business and Professions Code section 17200.  The court additionally certified a subclass of 36 policyholders alleging fraud against their agent, and vicariously against the Company.  The California Insurance Department had intervened in this case asserting that the Company has violated California insurance laws.  The parties to this case had been involved in court-ordered mediation and ongoing negotiations.  On February 22, 2010, the Company reported in a Form 8-K filing a settlement agreement with the plaintiffs and plaintiff in intervention providing a settlement benefit of approximately $17 million.  The settlement agreement is subject to final court approval.

The Company is a defendant in a second class action lawsuit pending as of June 12, 2006, in the U.S. District Court for the Southern District of California.  The case is titled In Re National Western Life Insurance Deferred Annuities Litigation and is in the discovery phase.  The complaint asserts claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust.  The Company believes that it has meritorious defenses in this case and intends to vigorously defend itself against the asserted claims.

The Company is the named Defendant in the case of Sheila Newman vs. National Western Life Insurance Company which alleged mishandling of policyholder funds by an agent.  On February 3, 2010, the 415th Judicial District Court of Parker County in Weatherford, Texas, entered a Final Judgment against the Company of approximately $208,000 for actual damages, attorney’s fees for preparation of trial, and prejudgment interest on the actual damages.  In addition, the Final Judgment included $150 million for exemplary damages. The Company will continue to vigorously defend this case by filing an appeal of the Final Judgment with the proper Court of Appeals in Texas.  The Company believes the Final Judgment is inconsistent with current state and federal laws and intends to establish on appeal that it is not liable for the Plaintiff’s actual or exemplary damages.

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

The amounts provided in the financial statements at December 31, 2009 for the foregoing represent estimates made by the Company based upon current information and are subject to change as facts and circumstances change and develop.

In January 2009, the SEC published its newly adopted rule 151A, Indexed Annuities and Certain Other Insurance Contracts.  This rule defines “indexed annuities to be securities and thus subject to regulation by the SEC under federal securities laws”.  Currently indexed annuities sold by life insurance companies are regulated by the States as insurance products and Section 3(a)(8) of the Securities Act of 1933 provides an exemption for certain “annuity contracts,” “optional annuity contracts,” and other insurance contracts.  The Company and others subsequently filed suit in the U.S. Court of Appeals for the District of Columbia to overturn this rule.  As a result, the court requested the SEC to make additional findings and to resubmit the rule.  The new rule was scheduled to be effective January 12, 2011, but is currently subject to legal challenges by National Western and other companies regarding its validity.  The SEC, in briefing regarding appropriate remedies, has “determined to consent to” a two year stay of Rule 151A’s effective date to run from the date of publication of a reissued or retained Rule 151A in the Federal Register.  In the event rule 151A is not overturned, it could have a material effect on our business, results of operations and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which the Class A common stock of the Company trades is The NASDAQ - Stock Market® under the symbol “NWLI”.  The high and low sales prices for the Class A common stock for each quarter during the last two years are shown in the following table.

		High	Low

2009:	First Quarter	$161.80	58.30
	Second Quarter	138.25	108.00
	Third Quarter	181.25	115.45
	Fourth Quarter	195.98	165.29

2008:	First Quarter	$221.67	173.55
	Second Quarter	259.97	199.00
	Third Quarter	258.46	193.20
	Fourth Quarter	275.00	111.06

Equity Security Holders

The number of stockholders of record on March 11, 2010 was as follows:

Class A Common Stock	4,317
Class B Common Stock	2

Dividends

During 2009, the Company paid cash dividends on its Class A and Class B common stock in the amounts of $1,233,348 and $36,000, respectively.  During 2008, the Company also paid cash dividends on its Class A and Class B common stock in the amounts of $1,233,348 and $36,000, respectively.  Payment of dividends is within the discretion of the Company’s Board of Directors.  The Company’s general policy is to reinvest earnings internally to finance the development of new business.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has two equity compensation plans that were approved by security holders.  Under the two plans, a total of 104,577 shares of the Company’s Class A common stock may be issued upon exercise of the outstanding options at December 31, 2009.  The weighted average exercise price of the outstanding options is $174.24 per option.  Excluding the outstanding options, 292,400 shares of the common stock remain available for future issuance under the plans at December 31, 2009.

Performance Graph

The following graph compares the change in the Company's cumulative total stockholder return on its common stock with the NASDAQ - U.S. Companies Index and the NASDAQ - Insurance Stock Index. The graph assumes that the value of the Company's common stock and each index was $100 at December 31, 2004, and that all dividends were reinvested.

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

During November 2009, 235 shares were purchased from Option Holders at an average price of $92.13.  Purchased shares are reported in the Company's consolidated financial statements as authorized and unissued.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following five-year financial summary includes comparative amounts derived from the audited consolidated financial statements.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands except per share amounts)
Earnings Information:
Revenues:
Life and annuity premiums	$17,043	17,752	19,513	15,805	14,602
Universal life and annuity contract
revenues	145,651	133,424	119,677	106,320	96,765
Net investment income	393,531	273,362	318,137	379,768	310,213
Other income	17,348	12,769	13,683	17,304	9,579
Realized gains (losses) on
investments	(5,167)	(26,228)	3,497	2,662	9,884

Total revenues	568,406	411,079	474,507	521,859	441,043

Benefits and expenses:
Life and other policy benefits	48,997	39,759	41,326	35,241	39,162
Amortization of deferred policy
acquisition costs	115,163	127,161	88,413	90,358	87,955
Universal life and investment
annuity contract interest	242,816	138,960	164,391	213,736	150,692
Other operating expenses	92,192	55,630	55,130	65,709	46,349

Total expenses	499,168	361,510	349,260	405,044	324,158

Earnings before Federal income taxes	69,238	49,569	125,247	116,815	116,885
Federal income taxes	23,754	15,927	39,876	40,472	39,618

Net earnings	$45,484	33,642	85,371	76,343	77,267

Basic Earnings Per Share:
Class A	$12.90	9.54	24.24	21.69	22.06
Class B	$6.45	4.77	12.12	10.84	11.00

Diluted Earnings Per Share:
Class A	$12.87	9.48	23.95	21.46	21.83
Class B	$6.45	4.77	12.12	10.84	11.00

Balance Sheet Information:
Total assets	$7,518,735	6,786,480	6,835,326	6,693,443	6,369,008

Total liabilities	$6,404,682	5,800,267	5,823,641	5,760,459	5,495,000

Stockholders’ equity	$1,114,053	986,213	1,011,685	932,984	874,008

Book value per common share	$307.24	271.99	279.29	257.67	241.89

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

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three years ended December 31, 2009 follows.  This discussion should be read in conjunction with the Company’s consolidated financial statements and related notes beginning on page 60 of this report.

Overview

The Company provides life insurance products on a global basis for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contract holders both domestically and internationally. The Company accepts funds from policyholders or contract holders and establishes a liability representing future obligations to pay the policy or contract holders and their beneficiaries.  To ensure the Company will be able to pay these future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities.

Due to the business of accepting funds to pay future obligations in later years and the underlying economics, the relevant factors affecting the Company’s business and profitability include the following:

•	the level of sales and premium revenues collected
•	persistency of policies and contracts
•	returns on investments sufficient to produce acceptable spread margins over interest crediting rates
•	investment credit quality which minimizes the risk of default or impairment
•	levels of policy benefits and costs to acquire business
•	the level of operating expenses
•	effect of interest rate changes on revenues and investments including asset and liability matching
•	maintaining adequate levels of capital and surplus
•	actual levels of surrenders, withdrawals, claims and interest spreads and changes in assumptions for amortization of deferred policy acquisition expenses and deferred sales inducements
•	changes in the fair value of derivative index options and embedded derivatives pertaining to fixed-index life and annuity products

The Company monitors these factors continually as key business indicators.  The discussion that follows in this Item 7 includes these indicators and presents information useful to an overall understanding of the Company’s business performance in 2009, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Critical Accounting Policies

Accounting policies discussed below are those considered critical to an understanding of the Company’s financial statements.

Impairment of Investment Securities.  The Company’s accounting policy requires that a decline in the value of a security below its amortized cost basis be evaluated to determine if the decline is other-than-temporary.  The primary factors considered in evaluating whether a decline in value for fixed income and equity securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the reasons for the decline in value (credit event, interest rate related, credit spread widening), (c) the overall financial condition as well as the near-term prospects of the issuer, (d) whether the debtor is current on contractually obligated principal and interest payments, and (e) the Company does not intend to sell the investment prior to recovery.  In addition, certain securitized financial assets with contractual cash flows are evaluated periodically by the Company to update the estimated cash flows over the life of the security.  If the Company determines that the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the previous purchase or prior impairment, then an other-than-temporary impairment charge is recognized.  The Company would recognize impairment of securities due to changing interest rates or market dislocations only if the Company intended to sell the securities prior to recovery.  When a security is deemed to be impaired a charge is recorded equal to the difference between the fair value and amortized cost basis of the security.  In compliance with GAAP guidance the estimated credit versus the non-credit components are bifurcated, and the non-credit component reclassified as unrealized losses in other comprehensive income.  Once an impairment charge has been recorded, the fair value of the impaired investment becomes its new cost basis and the Company continues to review the other-than-temporarily impaired security for appropriate valuation on an ongoing basis.  However, the new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value.

Deferred Policy Acquisition Costs (“DPAC”).  The Company is required to defer certain policy acquisition costs and amortize them over future periods.  These costs include commissions and certain other expenses that vary with and are primarily associated with acquiring new business.  The deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs. The DPAC asset balance is subsequently charged to income over the lives of the underlying contracts in relation to the anticipated emergence of revenue or profits.  Actual revenue or profits can vary from Company estimates resulting in increases or decreases in the rate of amortization.  The Company does regular evaluations of its universal life and annuity contracts to determine if actual experience or other evidence suggests that earlier estimates should be revised. Assumptions considered significant include surrender and lapse rates, mortality, expense levels, investment performance, and estimated interest spread.  Should actual experience dictate that the Company change its assumptions regarding the emergence of future revenues or profits (commonly referred to as “unlocking”), the Company would record a charge or credit to bring its DPAC balance to the level it would have been if using the new assumptions from the inception date of each policy.

DPAC is also subject to periodic recoverability and loss recognition testing.  These tests ensure that the present value of future contract-related cash flows will support the capitalized DPAC balance to be amortized in the future.  The present value of these cash flows, less the benefit reserve, is compared with the unamortized DPAC balance and if the DPAC balance is greater, the deficiency is charged to expense as a component of amortization and the asset balance is reduced to the recoverable amount. For more information about accounting for DPAC see Note 1, Summary of Significant Accounting Policies, of the consolidated financial statements.

Deferred Sales Inducements.  Costs related to sales inducements offered on sales to new customers, principally on investment type contracts and primarily in the form of additional credits to the customer’s account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts, are deferred and recorded as other assets.  All other sales inducements are expensed as incurred and included in interest credited to contract holders’ funds.  Deferred sales inducements are amortized to income using the same methodology and assumptions as DPAC, and are included in interest credited to contract holders’ funds.  Deferred sales inducements are periodically reviewed for recoverability.  For more information about accounting for DPAC see Note 1, Summary of Significant Accounting Policies, of the consolidated financial statements.

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

Investment activities of the Company are integral to its insurance operations. Since life insurance benefits may not be paid until many years into the future, the accumulation of cash flows from premium receipts are invested with income reported as revenue when earned. Anticipated yields on investments are reflected in premium rates, contract liabilities, and other product contract features.  These anticipated yields are implied in the interest required on the Company’s net insurance liabilities (future policy benefits less deferred acquisition costs) and contractual interest obligations in its insurance and annuity products.  The Company benefits to the extent actual net investment income exceeds the required interest on net insurance liabilities and manages the rates it credits on its products to maintain the targeted excess or “spread” of investment earnings over interest credited. The Company will continue to be required to provide for future contractual obligations in the event of a decline in investment yield. For more information concerning revenue recognition, investment accounting, and interest sensitivity, please refer to Note 1, Summary of Significant Accounting Policies, Note 3, Investments, in the Notes to Consolidated Financial Statements, and the discussions under Investments in Item 7 of this report.

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

The Company annually reviews its pension benefit plans assumptions which include the discount rate, the expected long-term rate of return on plan assets, and the compensation increase rate.  The assumed discount rate is set based on the rates of return on high quality long-term fixed income investments currently available and expected to be available during the period to maturity of the pension benefits.  The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on the long-term investment policy of the plans, the various classes of the invested funds, input of the plan’s investment advisors and consulting actuary, and the plan’s historic rate of return.  The compensation rate increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation.  These assumptions involve uncertainties and judgment, and therefore actual performance may not be reflective of the assumptions.

Other postretirement benefit assumptions include future events affecting retirement age, mortality, dependency status, per capita claims costs by age, health care trend rates, and discount rates.  Per capita claims cost by age is the current cost of providing postretirement health care benefits for one year at each age from the youngest age to the oldest age at which plan participants are expected to receive benefits under the plan.  Health care trend rates involve assumptions about the annual rate(s) of change in the cost of health care benefits currently provided by the plan, due to factors other than changes in the composition of the plan population by age and dependency status.  These rates implicitly consider estimates of health care inflation, changes in utilization, technological advances, and changes in health status of the participants.

Share-Based Payments.  Liability awards under a share-based payment arrangement have been measured based on the awards’ fair value at the reporting date.  The Black-Scholes valuation method is used to estimate the fair value of the options.  This fair value calculation of the options include assumptions relative to the following:

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

Impact of Recent Business Environment

The financial markets began experiencing stress during the second half of 2007 which significantly increased during 2008 and on into the first half of 2009. Volatility and disruption in the financial markets caused the availability and cost of credit to be materially affected. Consumer confidence declined in the face of depressed home prices, increasing foreclosures, and higher unemployment. Eventually, these factors precipitated a severe recession in many ways akin to the Great Depression.

This combination of economic conditions began to negatively impact our sales in 2008, particularly in the domestic life and international life segments. Although the financial markets and the economy began to show improvement in the latter half of 2009, international life insurance sales, as measured by placed annualized target premium, declined 15% from 2008 levels and domestic life insurance sales dropped 74%. Economic indicators are currently pointing toward the economy as having emerged from the trough of the recession and possibly toward a line of growth in the immediate future. However, high unemployment, massive Federal government budget deficits, instability in the European economic markets, and the threat of looming inflation make the prospects of future economic stability and prosperity anything but certain. Consequently, demand for our life insurance products may continue to be adversely impacted during this period of economic uncertainty. It is also uncertain what impact, if any, the current environment may have upon the incidence of claims, policy lapses, or surrenders of policies.

The economic backdrop did not have a similar influence on our annuity product sales. Annuity sales in 2009 increased 106% over the levels attained in 2008. Several factors may explain this outcome including: (1) during uncertain economic periods, consumers follow a flight to safety toward lower risk assets such as annuity products; (2) the Company’s strong financial position, upgrade in financial strength rating from A.M. Best during the year and ample capital resources enhanced our presence in the annuity marketplace with independent distributors and end market consumers; and (3) many of the Company’s competitors incurred reductions in their capital base due to a deterioration in the quality of their investment portfolios, including investment impairments and losses, which caused them to curtail sales activity and recruitment of independent distribution. Despite the growth in annuity sales, it is unclear what effect ongoing economic challenges may have upon future business levels.

The fixed income markets, our primary investment source, have experienced a high level of turmoil and constrained market liquidity conditions. Recently, there have been some improvements in this market although the low interest rate environment and tightening of interest spreads over U.S. treasury investment rates present a different set of tests. Credit downgrades of fixed income instruments by rating agencies were fairly prevalent during the first nine months of calendar 2009 with the fourth quarter producing much less activity in this regard. Market analysts generally anticipate events of default to continue into 2010 with moderation occurring during the second half of the year. The Company has experienced minimal impairment and degradation of quality in its fixed income holdings thus far although future events may not produce the same success in this regard.

These volatile market conditions have also increased the difficulty of valuing certain securities as trading is less frequent and/or market data is less observable. Certain securities that were in active markets with significant observable data became illiquid due to the current financial environment resulting in valuations that require greater estimation and judgment as well as valuation methods which are more complex. Such valuations may not ultimately be realizable in a market transaction and may change very rapidly as market conditions change and valuation assumptions need to be modified. Some market sectors remain dislocated with market valuations not indicative of true economic value.

Credit spreads (difference between bond yields and risk-free interest rates) on fixed maturity securities increased markedly during 2008 given the market conditions but tightened throughout 2009 and on into 2010. While the increase in credit spreads in 2008 and early in 2009 generated higher yields making our products more attractive to consumers, the subsequent spread tightening caused investment yields to fall dramatically. The lower investment yields not only cause the Company’s products to appear less appealing to consumers but also require skillful management of the Company’s earnings margin relative to minimum interest guarantee levels. It also caused us to hold a higher amount of cash and short-term investments at very low interest rates while portfolio managers searched for investment securities meeting the Company’s criteria for quality, diversification, duration and yield.

Our operating strategy is to maintain capital levels substantially above regulatory and rating agency requirements. While not significant, our capital levels incurred declinations for impairment losses on investments during 2008 and 2009. Despite these modest reductions in capital, the Company maintains resources more than adequate to fund future growth and absorb abnormal periods of cash outflows.

RESULTS OF OPERATIONS

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In addition, the Company regularly evaluates operating performance using non-GAAP financial measures which exclude or segregate derivative and realized investment gains and losses from operating revenues. Similar measures are commonly used in the insurance industry in order to assess profitability and results from ongoing operations. The Company believes that the presentation of these non-GAAP financial measures enhances the understanding of the Company’s results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Company’s business. The Company excludes or segregates derivative and realized investment gains and losses because such items are often the result of events which may or may not be at the Company’s discretion and the fluctuating effects of these items could distort trends in the underlying profitability of the Company’s business. Therefore, in the following sections discussing consolidated operations and segment operations, appropriate reconciliations have been included to report information management considers useful in enhancing an understanding of the Company’s operations to reportable GAAP balances reflected in the consolidated financial statements.

Consolidated Operations

Revenues.  The following details Company revenues:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Universal life and annuity contract charges	$145,651	133,424	119,677
Traditional life and annuity premiums	17,043	17,752	19,513
Net investment income (excluding derivatives)	348,186	339,038	334,799
Other revenues	17,348	12,769	13,683

Operating revenues	528,228	502,983	487,672
Derivative income (loss)	45,345	(65,676)	(16,662)
Net realized investment (losses) gains	(5,167)	(26,228)	3,497

Total revenues	$568,406	411,079	474,507

Universal life and annuity contract revenues - Revenues for universal life and annuity contract revenues increased 9.2% in 2009 compared to 2008.  Revenues for these products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums.  Cost of insurance charges were $83.6 million in 2009 compared to $82.9 million in 2008 and $74.3 million in 2007.  Administrative charges were $25.4 million, $25.0 million and $20.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Surrender charges assessed against policyholder account balances upon withdrawal were $50.0 million in 2009 compared to $39.1 million in 2008 and $33.4 million in 2007.

Traditional life and annuity premiums - Traditional life and annuity premiums decreased 4.0% in 2009 compared to 2008.  Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period.  The Company’s life insurance sales focus has been primarily centered around universal life products.  Universal life products, especially the Company’s equity indexed universal life products, offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index such as the S&P 500 Index®.

Net investment income (with and without derivatives) - A detail of net investment income is provided below.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Gross investment income:
Debt securities	$332,207	321,234	315,271
Mortgage loans	6,346	7,223	8,513
Policy loans	5,901	6,096	6,302
Short-term investments	116	956	1,496
Other investments	6,982	5,934	6,087

Total investment income	351,552	341,443	337,669
Less: investment expenses	3,366	2,405	2,870

Net investment income
(excluding derivatives)	348,186	339,038	334,799

Derivative income (loss)	45,345	(65,676)	(16,662)

Net investment income	$393,531	273,362	318,137

Investment grade debt securities generated approximately 95.4% of net investment income, excluding derivatives, in 2009.  The decrease in short-term investment income in 2009 is attributable to the very low interest rates available on money market funds during all of 2009.  Interest income earned on other investments increased due to new investments in collateralized loans made during the second half of 2009.

Net investment income performance is analyzed excluding derivative income (loss), which is a common practice in the insurance industry, in order to assess underlying profitability and results from ongoing operations.  Net investment income performance is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands except percentages)
Excluding derivatives:
Net investment income	$348,186	339,038	334,799
Average invested assets, at amortized cost	$6,056,042	5,762,688	5,732,212
Yield on average invested assets	5.75%	5.88%	5.84%

Including derivatives:
Net investment income	$393,531	273,362	318,137
Average invested assets, at amortized cost	$6,083,722	5,814,439	5,789,502
Yield on average invested assets	6.47%	4.70%	5.50%

The average invested asset yield, excluding derivatives, decreased in 2009 due to the Company obtaining lower yields on newly invested cash inflows.  The Company invests substantially most of its net cash flows in debt securities whose yields fell during 2009 with the decline in U.S. Treasury yields.  Although the Company’s average credit spread on debt securities purchased for insurance operations widened to approximately 270 basis points during 2009 from 240 basis points in 2008, the overall drop in interest rate levels more than offset the incremental spread on new investments.  The average invested asset yield, including derivatives, increased due to the recovery in the equity markets during 2009.  Refer to the derivatives discussion following this section for a more detailed explanation.

Other revenues - Other revenues consists primarily of gross income associated with nursing home operations of $15.7 million, $12.5 million and $12.6 million in 2009, 2008 and 2007, respectively.  In addition, the Company received $0.5 million related to lawsuit settlements during 2007.

Derivative income (loss) - Index options are derivative financial instruments used to fully hedge the equity return component of the Company’s fixed-indexed products, which were first introduced for sale in 1997.  In 2002, the Company began selling a fixed-indexed universal life product in addition to its fixed-indexed annuities.  Any income or loss from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income.

Income and losses from index options are due to market conditions.  Index options are intended to act as hedges to match the returns on the product’s underlying reference index and the rise or decline in the index causes option values to likewise rise or decline. The Company does not elect hedge accounting relative to these derivative instruments.  While income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company’s fixed-indexed products also fluctuates in a similar manner and direction.  In 2009, the reference indices increased and the Company recorded income from index options and likewise increased contract interest expenses.  In 2008 and 2007, the reference indices decreased resulting in index option losses and a reduction in contract interest expenses.

The table below summarized the derivate income (loss) amounts and total contract interest by year.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Derivatives:
Unrealized income (loss)	$93,085	(17,480)	(56,204)
Realized income (loss)	(47,740)	(48,196)	39,542

Total income (loss) included in net investment income	$45,345	(65,676)	(16,662)

Total contract interest	$242,816	138,960	164,391

Net realized investment (losses) gains - Realized losses on investments have primarily resulted from impairment write-downs on investments in debt securities and valuation allowances recorded on mortgage loans. The net losses reported in 2009 of $5.2 million consisted of gross gains of $2.2 million primarily from calls and sales of debt securities, offset by gross losses of $7.4 million, which includes other-than-temporary impairment losses.

The Company records impairment write-downs when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected.  Impairment write-downs are summarized in the following table.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Impairment or valuation write-downs:
Bonds	$5,105	21,803	67
Equities	416	5,412	-
Mortgage loans	1,461	1,020	1,467

	$6,982	28,235	1,534

Due to events providing evidence of a significant deterioration in the issuers’ credit worthiness, one security was transferred from the held to maturity to the available for sale classification, and was ultimately sold.

The equity impairments represent mark-to-market write-downs on various equity holdings.  In addition, the 2008 amount includes Fannie Mae and Freddie Mac preferred stock impairments of $4.6 million.

The mortgage loan valuation writedown in 2009 relates to a property located in Steubenville, Ohio.  The writedown in 2008 principally involves a property located in Ft. Smith, Arkansas.  The 2007 mortgage loan valuation writedown involves a New Orleans, Louisiana property whose value was negatively impacted by Hurricane Katrina.

Benefits and Expenses. The following details benefits and expenses.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Life and other policy benefits	$48,997	39,759	41,326
Amortization of deferred policy acquisition costs	115,163	127,161	88,413
Universal life and annuity contract interest	242,816	138,960	164,391
Other operating expenses	92,192	55,630	55,130

Totals	$499,168	361,510	349,260

Life and other policy benefits - Life and other policy benefits include death claims of $30.2 million, $29.6 million and $28.5 million for 2009, 2008 and 2007, respectively.

The Company is implementing new actuarial reserving systems that will enhance its ability to provide estimates used in establishing future policy liabilities, monitor the deferred acquisition cost asset and the deferred sales inducement asset as well as support other actuarial processes within the Company. The implementation of these new reserving systems for specific blocks of business began in the second quarter of 2009 and is expected to be completed in 2010.  As the Company applies these new systems to a line of business, current reserving assumptions are reviewed and updated as appropriate. During the year ended December 31, 2009, loss recognition testing was performed on certain products that were converted to the new reserving system. As a result of the loss recognition testing, unlocking of historical assumptions resulted in an increase of $11.6 million in reserves and policy benefit expenses.

Amortization of deferred policy acquisition costs - Life insurance companies are required to defer certain expenses associated with acquiring new business.  The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses and sales inducements. The Company defers sales inducements in the form of first year interest bonuses on annuity and universal life products that are directly related to the production of new business.  These charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest.  Recognition of these deferred policy acquisition costs in the consolidated financial statements occurs over future periods in relation to the expected emergence of profits priced into the products sold.  This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns. Companies are required to review universal life and annuity contract assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profit patterns is to be "unlocked" and reset based upon the actual experience.

An unlocking adjustment was recorded in 2009 which resulted in an increase of amortization of $5.2 million.  This unlocking adjustment was based upon changes to future mortality assumptions reflecting current experience studies and assumption changes regarding the level of future policy maintenance expenses.  An unlocking adjustment was also recorded in 2008 which resulted in an increase of amortization by $8.1 million.  This unlocking adjustment was based upon assumption changes to future annuitizations and full surrenders reflecting current experience studies.  An unlocking adjustment was recorded in 2007 which resulted in a decrease in amortization of $10.4 million.  This unlocking adjustment was based upon changes to future mortality assumptions reflecting current experience studies and assumption changes to future cost of insurance rates.  While the Company is required to evaluate its emergence of profits continually, management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience.

In accordance with GAAP guidance the Company writes off deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets upon internal replacement of certain contracts as well as annuitizations of deferred annuities.

The Company is required to periodically adjust for actual experience that varies from that assumed.  True-up adjustments were recorded in 2009, 2008 and 2007 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year’s experience resulting in $8.4 million, $16.2 million, and $1.0 million increases in amortization, respectively.

Universal life and annuity contract interest - The Company closely monitors credited interest rates on interest sensitive policies, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions.  As long-term interest rates change, the Company's credited interest rates are often adjusted accordingly, taking into consideration the factors described above. The difference between yields earned on investments over policy credited rates is often referred to as the "interest spread". Raising policy credited rates can typically have an impact sooner than higher market rates on the Company's investment portfolio yield, making it more difficult to maintain the current interest spread.

The Company's approximated average credited rates were as follows:

	December 31,			December 31,
	2009	2008	2007	2009	2008	2007
	(Excluding equity-indexed products)			(Including equity-indexed products)

Annuity	2.83%	3.01%	3.41%	4.11%	2.42%	2.84%
Interest sensitive life	3.80%	3.92%	3.23%	6.83%	3.39%	4.28%

Contract interest includes the performance of the derivative component of the Company's equity-indexed products. As previously noted, the recent market performance of these derivative features increased contract interest expense in 2009 and 2007, and decreased contract interest expense in 2008, with corresponding offsetting effects in the Company's investment income given the hedge nature of the options.  With these credited rates, the Company generally realized its targeted interest spread on its products.

Other operating expenses - Other operating expenses consist of general administrative expenses, legal costs, licenses and fees, commissions not subject to deferral, and expenses of nursing home operations.  As discussed previously in Item 3. Legal Proceedings, and in reports on Form 8-K which the Company issued on February 9, 2010 and February 22, 2010, the Company is currently involved in various legal actions in the normal course of its business.  In accordance with generally accepted accounting principles, the Company accrued $23.0 million during the year ended December 31, 2009 for potential future costs pertaining to these various matters.

During 2009, the Company started or accelerated major information system initiatives to enhance actuarial, accounting, policy acquisition, and policy administration processes.  Non-capitalizable expenses associated with these various system development efforts were approximately $1.5 million higher than amounts incurred in 2008.  Deprecation expense increased $0.9 million in association with new system implementations.

Guaranty fund assessment expenses increased to $0.5 million in 2009 from $0.3 million and $(0.2) million in 2008 and 2007, respectively.

Nursing home expenses amounted to $14.9 million, $11.4 million and $11.0 million in 2009, 2008 and 2007, respectively.  The higher level of expenses during 2009 is primarily related to the start-up of operations of the Company’s second nursing home during 2009.

Compensation costs related to stock options totaled $1.6 million in 2009, $(1.4) million in 2008 and $(1.1) million in 2007 as a result of marking the options to fair value under the liability method of accounting.

Federal income taxes - Federal income taxes on earnings from continuing operations for 2009, 2008 and 2007 reflect effective tax rates of 34.3%, 32.1% and 31.8%, respectively, which are lower than the expected Federal rate of 35% primarily due to tax-exempt investment income related to investments in municipal securities and dividends-received deductions on income from stock investments.

During 2008, the Company was notified that its 2005 tax return amendment, which was filed September 2007, was being audited by the IRS.  The audit is currently in progress.  Adjustments to the amended return, if any, are not expected to have a material effect on the financial condition or operating results of the Company.

During the second quarter of 2007, upon the completion of a detailed review of deferred tax items, the Company identified a $2.3 million error in the net deferred tax liability. The error, which occurred during various periods prior to 2005, was corrected in the second quarter of 2007 and resulted in a decrease in the net deferred tax liability and deferred tax expense.  The adjustment was not material to 2007 or any prior period financial statements.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings from continuing operations for the years ended December 31, 2009, 2008 and 2007 is provided below.  The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)
Segment earnings:

2009	$426	14,663	25,460	8,294	48,843
2008	717	15,350	27,842	6,781	50,690
2007	342	20,179	56,299	6,278	83,098

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Premiums and other revenue:
Premiums and contract charges	$34,414	27,919	25,879
Net investment income	19,498	20,254	18,863
Other revenues	25	20	41

Total premiums and other revenue	53,937	48,193	44,783

Benefits and expenses:
Life and other policy benefits	13,884	14,478	14,922
Amortization of deferred policy acquisition costs and deferred sales inducements	16,423	12,416	7,998
Universal life insurance contract interest	9,014	9,171	9,463
Other operating expenses	13,968	11,057	11,898

Total benefits and expenses	53,289	47,122	44,281

Segment earnings before Federal income taxes	648	1,071	502

Federal income taxes	222	354	160

Segment earnings	$426	717	342

Revenues from domestic life insurance operations include life insurance premiums on traditional type products and contract revenues from universal life insurance.  Revenues from traditional products are simply premiums collected, while revenues from universal life insurance consist of policy charges for the cost of insurance, policy administration fees, and surrender charges assessed during the period.  A comparative detail of premiums and contract revenues is provided below.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Universal life insurance revenues	$32,993	26,978	23,028
Traditional life insurance premiums	6,378	5,849	6,629
Reinsurance premiums	(4,957)	(4,908)	(3,778)

Totals	$34,414	27,919	25,879

The Company’s premiums and contract revenues increased 23% from 2008 coinciding with sales growth in recent years of domestic life products.  It is the Company's marketing plan to increase domestic life product sales through increased recruiting, new distribution and the development of new life insurance products.  The Company had approximately 7,300 contracted agents as of December 31, 2009, an increase of 3,000 contracted agents from December 31, 2008.

In accordance with generally accepted accounting principles, premiums collected on universal life products are not reflected as revenues in the Company's consolidated statements of earnings.  Actual domestic universal life premiums are detailed below.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Universal life insurance:
First year and single premiums	$13,640	15,272	15,592
Renewal premiums	21,978	19,948	16,639

Totals	$35,618	35,220	32,231

Net investment income decreased slightly to $19.5 million in 2009 as compared to $20.3 million in 2008 and $18.9 million in 2007, due to lower investment yields from debt security investment purchases backing the obligations of the line of business.

Policy benefits in 2009, 2008 and 2007 were consistent with Company expectations.  Other operating expenses were $2.9 million higher in 2009 reflecting the factors discussed in the other operating expense section of consolidated operations above.

During the current year, unlocking of the projected universal life per policy maintenance expense and projected mortality assumptions decreased the DPAC asset balance and increased life DPAC amortization by $2.7 million.  Current year true-up adjustments increased amortization expense by $1.9 million.  No unlocking adjustments were recorded in 2008.  True-up adjustments increased DPAC amortization $1.4 million for the year.  During 2007, the Company recorded an unlocking adjustment for changes in mortality assumptions which reduced the DPAC asset and increased DPAC amortization expense by $2.2 million.  True-up adjustments increased DPAC amortization expense by $0.6 million.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Premiums and other revenue:
Premiums and contract charges	$104,016	97,661	88,782
Net investment income	44,540	17,350	24,690
Other revenues	68	62	126

Total premiums and other revenue	148,624	115,073	113,598

Benefits and expenses:
Life and other policy benefits	19,522	21,292	22,810
Amortization of deferred policy acquisition costs and deferred sales inducements	41,849	37,525	24,959
Universal life insurance contract interest	45,868	16,803	20,993
Other operating expenses	19,048	16,502	15,271

Total benefits and expenses	126,287	92,122	84,033

Segment earnings before Federal income taxes	22,337	22,951	29,565

Federal income taxes	7,674	7,601	9,386

Segment earnings	$14,663	15,350	20,179

In general, as the amount of international life insurance in force grows, the Company anticipates operating earnings to increase as well. The amount of international life insurance in force grew from $14.8 billion at December 31, 2007 to $15.9 billion at December 31, 2008.  However, international life insurance in force declined slightly to $15.7 billion at December 31, 2009, in reaction to the U.S. financial market crisis.

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance.  A comparative detail of premiums and contract revenues is provided below.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Universal life insurance revenues	$106,601	98,458	85,633
Traditional life insurance premiums	13,113	14,727	15,692
Reinsurance premiums	(15,698)	(15,524)	(12,543)

Totals	$104,016	97,661	88,782

International operations have emphasized universal life policies over traditional life insurance products.  In accordance with generally accepted accounting principles, premiums collected on universal life products are not reflected as revenues in the Company's consolidated statements of earnings.  Actual international universal life premiums collected are detailed below.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Universal life insurance
First year and single premiums	$35,147	39,257	44,426
Renewal premiums	102,403	96,456	91,621

Totals	$137,550	135,713	136,047

The Company's international life operations historically have been a significant factor in the Company's overall earnings performance and represent a market niche where the Company believes it has a competitive advantage.  A productive agency force has been developed given the Company's longstanding reputation for supporting its international life products coupled with the instability of competing companies in international markets.  In particular, the Company has experienced growth with its fixed-indexed universal life products and has collected related premiums of $81.9 million, $78.5 million and $76.8 million for the years ended 2009, 2008 and 2007, respectively.

The appealing feature to a consumer purchasing a fixed-indexed universal life policy is the interest crediting component linked in part to an equity index. With the growth in this block of business, the period-to-period changes in fair values of the underlying options used to hedge this interest crediting feature have had an increasingly greater impact on net investment and contract interest. A detail of net investment income for international life insurance operations is provided below.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Net investment income
(excluding derivatives)	$34,130	28,687	26,519
Derivative income (loss)	10,410	(11,337)	(1,829)

Net investment income	$44,540	17,350	24,690

In 2009, the Company recorded an unlocking adjustment of $2.5 million relative to changes in projected universal life per policy maintenance expenses, and projected mortality assumptions, that reduced the DPAC asset and increased amortization expense.  True-up adjustments of $1.5 million were also recorded that increased amortization expense. Amortization of deferred policy acquisition costs in 2008, were impacted as the Company recorded true-up adjustments that reduced the DPAC asset and increased amortization by $3.7 million.  The Company recorded an unlocking adjustment benefit in 2007 totaling $9.0 million relative to improved mortality assumptions that resulted in an increase to the DPAC asset balance and a decrease in amortization expense.  In addition, a true-up adjustment of $1.7 million was also recorded in 2007 resulting in a decrease to amortization.  Offsetting the decrease to 2007 amortization for the unlocking and true-up adjustments was an increase in amortization due primarily to the application of new GAAP guidance in 2007 which required the write-off of deferred balances on contracts considered substantially changed.  These balances were previously carried and amortized over the projected life of the contract.

Contract interest expense includes fluctuations that are the result of underlying equity indices performance relative to the equity-indexed universal life products.  The associated stock market gains (losses) increase (decrease) the amounts the Company credits to policyholders.  With the recovery in the equity markets during 2009, the segment reported significant increases in net investment income and contract interest expense.  For more details about the Company’s use of index options to hedge equity indices performance refer to the derivative income (loss) discussion in the Consolidated Operations section of Item 7.

Other operating expenses reported in 2009 were 15.4% higher compared to 2008, reflecting the factors discussed in the other operating expense section of Consolidated Operations previously.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States.  Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales.  A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$24,264	25,596	24,529
Net investment income	317,703	226,683	266,953
Other revenues	1,535	232	920

Total premiums and other revenue	343,502	252,511	292,402

Benefits and expenses:
Life and other policy benefits	15,666	3,990	3,594
Amortization of deferred policy acquisition costs and deferred sales inducements	56,891	77,219	55,456
Annuity contract interest	187,934	112,986	133,935
Other operating expenses	44,227	16,685	16,931

Total benefits and expenses	304,718	210,880	209,916

Segment earnings before Federal income taxes	38,784	41,631	82,486

Federal income taxes	13,324	13,789	26,187

Segment earnings	$25,460	27,842	56,299
Revenues from annuity operations primarily include surrender charges and recognition of deferred revenues relating to immediate or payout annuities.  A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Surrender charges	$21,302	20,502	20,238
Payout annuity and other revenues	2,941	5,071	4,263
Traditional annuity premiums	21	23	28

Totals	$24,264	25,596	24,529

In accordance with generally accepted accounting principles, deposits collected on annuity contracts are not reflected as revenues in the Company's consolidated statements of earnings.  Actual annuity deposits collected are detailed below.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Fixed-indexed annuities	$488,352	281,649	316,848
Other deferred annuities	325,959	121,319	116,280
Immediate annuities	23,266	7,165	4,637

Totals	$837,577	410,133	437,765

Fixed-indexed products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns.  Fixed-indexed annuity deposits as a percentage of total annuity deposits recorded were 58.4%, 68.7% and 72.4% for the years ended December 31, 2009, 2008 and 2007, respectively, with the equity market turmoil accounting for the declining percentage during this period.  Since the Company does not offer variable products or mutual funds, fixed-indexed products provide an important alternative to the Company's existing fixed interest rate annuity products. Although fixed-indexed sales declined as a percent of overall annuity sales, the recovery of the equity markets during 2009 was a contributing factor to the 73.4% increase in fixed index annuity sales.  The 225% increase in immediate annuities sales is reflective of consumers shift in risk tolerance to guaranteed performance and payouts offered by these types of annuities.  Other factors contributing to the increase in both fixed-indexed and other deferred annuities sales include the increase in contracted agents during the year and competitors having to slow down their acceptance of new business in order to maintain solvency ratios.  Due to the Company’s strong capital and high solvency ratios, the Company was able to continue to accept new business without any constraints.

Other deferred annuity deposits increased 169% in 2009 compared to 2008.  These product sales had been trending lower over the past few years due to low interest rates and investor preferences.  As a selling inducement, many annuity products include a first year premium or interest rate bonus in addition to the base first year deposit interest rate.  These bonuses are credited to the policyholder account but are deferred by the Company and amortized over future periods. The amount deferred was approximately $36.8 million, $19.4 million and $20.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

A detail of net investment income for annuity operations is provided below.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Net investment income
(excluding derivatives)	$284,149	279,925	281,553
Derivative income (loss)	33,554	(53,242)	(14,600)

Net investment income	$317,703	226,683	266,953

As previously described, derivatives are used to hedge the equity return component of the Company's fixed-indexed annuity products with any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, reflected in net investment income.  Derivative income and losses fluctuate from period to period based on the performance of the indices underlying fixed-indexed products.

The Company is implementing new actuarial reserving systems that will enhance its ability to provide estimates used in establishing future policy liabilities, monitor the deferred acquisition cost asset and the deferred sales inducement asset as well as support other actuarial processes within the Company. The implementation of these new reserving systems for specific blocks of business began in the second quarter of 2009 and is expected to be completed in 2010.  As the Company applies these new systems to a line of business, current reserving assumptions are reviewed and updated as appropriate. During the year ended December 31, 2009, loss recognition testing was performed on certain products that were converted to the new reserving system. As a result of the loss recognition testing, unlocking of historical assumptions resulted in an increase of $11.6 million in reserves and policy benefit expenses.

With respect to deferred policy acquisition costs, the Company is required to periodically adjust for actual experience that varies from that assumed.  A true-up of assumptions in 2009 resulted in increased amortization of deferred policy acquisition costs of $5.1 million.  During 2008, the Company recorded an unlocking adjustment of $8.1 million and a true-up adjustment of $11.1 million that together increased amortization by $19.2 million.  During 2007 the Company recorded an unlocking adjustment of $1.8 million and true-up adjustments of $3.3 million resulting in decreased amortization of deferred acquisition costs.  While management does not currently anticipate any impact from unlocking in 2010, facts and circumstances may arise in the future which require that the factors be reexamined.

Annuity contract interest includes the equity component return associated with the Company's fixed-indexed annuities. The detail of fixed-indexed annuity contract interest as compared to contract interest for all other annuities is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Fixed-indexed annuities	$150,062	42,224	50,743
All other annuities	60,891	74,596	94,632

Gross contract interest	210,953	116,820	145,375
Bonus interest deferred and capitalized	(36,747)	(19,442)	(20,796)
Bonus interest amortization	13,728	15,608	9,356

Total contract interest	$187,934	112,986	133,935

In comparison by year, the fluctuation in reported contract interest amounts for fixed-indexed annuities is due to sales levels and the positive or negative performance of equity markets on option values.  In 2008, the Company increased its amortization of bonus interest (deferred sales inducements) by approximately $3.5 million for updates in future expected gross profit assumptions.

Other operating expenses in 2009 were $27.5 million higher compared to 2008 primarily due to various legal actions that arose in the normal course of business over the past several years.  In accordance with generally accepted accounting principles, the Company accrued $23.0 million during 2009 pertaining to these various matters and for potential future costs.  The balance of the increase in operating expenses reflects the other factors previously discussed in the Other Operating Expenses section of consolidated operations.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations.  However, the Company also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries.  Most of the income from the Company's subsidiaries is from a life interest in a trust.  Gross income distributions from the trust totaled $3.9 million in 2009 and $4.1 million in both 2008 and 2007.

The Company owns two nursing home facilities which are operated by affiliated entities, whose financial operating results are consolidated with those of the Company. Daily operations and management of the nursing homes are performed by an experienced management company through a contract with the limited partnership. Nursing home operations generated $0.8 million, $1.1 million and $1.6 million of operating earnings in 2009, 2008 and 2007, respectively.  The lower level of earnings in 2009 is primarily related to start-up costs associated with the opening of the Company’s second nursing home during the year.

INVESTMENTS

General

The Company's investment philosophy emphasizes the careful handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of December 31, 2009 and 2008.  The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.

	2009		2008
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

Debt securities	$6,212,726	95.2	$5,563,000	96.3
Mortgage loans	98,200	1.5	90,733	1.6
Policy loans	78,336	1.2	79,277	1.4
Derivatives, index options	89,915	1.4	11,920	0.2
Equity securities	14,014	0.2	13,683	0.2
Real estate	20,056	0.3	10,828	0.2
Other	12,773	0.2	3,340	0.1

Totals	$6,526,020	100.0	$5,772,781	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits.  As of December 31, the Company's debt securities portfolio consisted of the following:

	2009		2008
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

Corporate	$2,921,425	47.0	$2,453,404	44.0
Mortgage-backed securities	1,967,303	31.7	2,001,060	36.0
Public utilities	964,390	15.5	790,419	14.2
U.S. Agencies	103,176	1.7	119,674	2.2
U.S. Treasury	1,916	0.0	1,923	-
Home equity	37,661	0.6	46,959	0.9
Manufactured housing	36,211	0.6	41,319	0.7
States & political subdivisions	159,364	2.6	86,962	1.6
Foreign governments	21,280	0.3	21,280	0.4

Totals	$6,212,726	100.0	$5,563,000	100.0

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

The Company holds approximately $73.9 million in asset-backed securities as of December 31, 2009.  This portfolio includes $36.2 million of manufactured housing bonds and $37.7 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The mortgage-backed portfolio includes one Alt-A security with a carrying value of $3.6 million.  The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The average FICO for an Alt-A borrower is approximately 715 compared to a score of 730 for a jumbo prime borrower.  The Company’s exposure to the Alt-A and subprime sectors is limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans.  The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities during 2008 and 2009.  With the government intervention initiatives in 2009, the housing market began to show signs of stabilizing at the end of the year.  There was an improvement in the prices of subprime securities as the bond market also became more liquid.  All of the loans classified as Alt-A or subprime in the Company’s portfolio as of December 31, 2009 were underwritten prior to 2005 as noted in the table below.

Investment	December 31, 2009		December 31, 2008
Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$10,776	8,467	12,125	11,157
2002	469	469	1,123	556
2003	4,608	3,664	6,894	3,779
2004	21,808	19,404	26,817	21,970

Subtotal subprime	$37,661	32,004	46,959	37,462

Alt A:
2004	$3,626	3,626	3,821	3,821

As of December 31, 2009, 9 of the subprime securities were rated AAA, 1 was rated AA, 1 was rated A, 1 was rated BB and 1 was rated CC.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities.  Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks.  This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 97.5% held in investment grade securities.  In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P®.

	2009		2008
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

AAA and U.S. government	$2,183,561	35.2	$2,306,694	41.5
AA	360,634	5.8	205,729	3.7
A	1,461,055	23.5	1,431,703	25.7
BBB	2,052,193	33.0	1,546,720	27.8
BB and other below investment grade	155,283	2.5	72,154	1.3

Totals	$6,212,726	100.0	$5,563,000	100.0

National Western does not purchase below investment grade securities. Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are summarized below.

	Below Investment Grade Debt Securities
				% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets
	(In thousands except percentages)

December 31, 2009	$155,110	155,283	141,895	2.4%

December 31, 2008	$84,229	72,154	67,375	1.2%

The Company's percentage of below investment grade securities compared to total invested assets increased from 2008 due to issues being downgraded during the year as the economic environment prompted rating agencies to revise their credit outlooks.  Despite the increases, the Company's holdings of below investment grade securities is relatively small as a percentage of total invested assets and is low compared to industry averages.

Holdings in below investment grade securities by category as of December 31, 2009 are summarized below, including 2009 and 2008 fair values for comparison. The Company is continually monitoring developments in these industries that may affect security valuation issues.

	Below Investment Grade Debt Securities
	Amortized	Carrying	Fair	Fair
	Cost	Value	Value	Value
Industry Category	2009	2009	2009	2008
	(In thousands)

Retail	$18,958	20,478	20,478	8,184
Telecommunications	6,320	10,600	10,600	3,806
Home equity	5,625	5,625	3,815	4,609
Manufactured housing	7,434	8,152	7,637	4,705
Mortgage-backed	9,888	6,740	6,740	7,457
Transportation	1,635	1,739	1,739	1,144
Manufacturing	32,056	31,786	31,306	23,213
Utilities	1,999	2,137	2,137	1,839
Banking/finance	58,987	57,804	47,268	40,305
Other	12,208	10,222	10,175	8,554

Totals	$155,110	155,283	141,895	103,816

The Company closely monitors its below investment grade holdings by reviewing investment performance indicators, including information such as issuer operating performance, debt ratings, analyst reports and other economic factors that may affect these specific investments.  While additional losses are not currently anticipated, based on the existing status and condition of these securities, continued credit deterioration of some securities or the markets in general is possible, which may result in further write-downs.

Generally accepted accounting principles require that investments in debt securities be written down to fair value when declines in value are judged to be other-than-temporary.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price methodology). Refer to Note 14, Fair Values of Financial Instruments, of the accompanying consolidated financial statements.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at December 31, 2009, approximately 32% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	December 31 ,2009
	Fair	Amortized	Unrealized
	Value	Cost	Gains
	(In thousands)
Securities held to maturity:
Debt securities	$4,331,077	4,176,661	154,416
Securities available for sale:
Debt securities	2,036,065	1,961,412	74,653
Equity securities	14,014	5,953	8,061

Totals	$6,381,156	6,144,026	237,130

During the twelve months ended December 31, 2009 the Company recorded other-than-temporary impairment credit related write-downs on debt securities totaling $5.1 million and $0.4 million on equity securities. See Note 3, Investments Debt and Equity Securities, of the accompanying consolidated financial statements.

As of April 1, 2009, the Company adopted the GAAP guidance on the recognition and accounting for other-than-temporary impairments. See Note 1, Summary of Significant Accounting Policies, and Note 3, Investments, in the accompanying consolidated financial statements.  Since adoption of this new guidance, the Company recognized $8.7 million of other-than-temporary impairments; of which $0.3 million was deemed credit related and recognized as realized investment losses in earnings, and $8.4 million was deemed a non credit related impairment and recognized in other comprehensive income.

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

The Company requires a minimum specified yield on mortgage loan investments.  Until recently the low interest rate environment resulted in fewer loan opportunities being available which met the Company's required rate of return.  This environment has recently started to change and the Company again made new mortgage loans which resulted in an increase in total loans at year-end.

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as many of these investments were acquired through mortgage loan foreclosures.  Due to the bankruptcy filing by Circuit City in 2009, the Company foreclosed on one mortgage loan during 2009, and has started foreclosure proceedings on a second mortgage loan which should be completed in the first half of 2010.  The Company also participates in several real estate joint ventures and limited partnerships that invest primarily in income-producing retail properties.  These investments have enhanced the Company's overall investment portfolio returns.

The Company held net investments in mortgage loans totaling $98.2 million and $90.7 million at December 31, 2009 and 2008, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	2009		2008
Geographic Region:	Amount	%	Amount	%
	(In thousands)		(In thousands)

West South Central	$57,238	58.3	$62,123	68.5
Mountain	22,007	22.4	7,919	8.7
East North Central	10,686	10.9	12,030	13.3
South Atlantic	3,570	3.6	3,666	4.0
Pacific	2,340	2.4	2,562	2.8
Middle Atlantic	2,359	2.4	2,433	2.7

Totals	$98,200	100.0	$90,733	100.0

	2009		2008
Property Type:	Amount	%	Amount	%
	(In thousands)		(In thousands)

Retail	$63,928	65.1	$70,954	78.2
Hotel/Motel	19,996	20.4	6,320	7.0
Apartments	6,167	6.3	3,600	3.9
Office	5,634	5.7	5,971	6.6
Land/Lots	2,473	2.5	3,885	4.3
All other	2	-	3	-

Totals	$98,200	100.0	$90,733	100.0

The Company does not recognize interest income on loans past due ninety days or more.  The Company had two mortgage loans past due six months or more with the principal balance totaling $7.0 million at December 31, 2009, 2008 and 2007.  Interest income not recognized for past due loans totaled approximately $0.4 million in both 2008 and 2007.  There was no interest income not recognized in 2009.

The Company recognized valuation losses of $1.4 million, $1.0 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, based on information which indicated that the Company may not collect all amounts in accordance with the mortgage agreement. While the Company closely monitors its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

The contractual maturities of mortgage loan principal balances at December 31, 2009 are as follows:

Principal
Due
(In thousands)

Due in one year or less	$15,407
Due after one year through five years	22,678
Due after five years through ten years	64,032
Due after ten years through fifteen years	1,650
Due after fifteen years	-

Total	$103,767

The Company's real estate investments totaled approximately $20.1 million and $10.8 million at December 31, 2009 and 2008, respectively, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of the Company.  The Company recognized operating income on these properties of approximately $1.2 million, $0.9 million and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment losses of $0.1 million in 2008 and gains of $0.2 million in 2007, respectively, associated with these properties.  There was no recorded net realized gain or loss in 2009.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	December 31,
	2009	2008
	(In thousands except percentages)

Debt securities - fair value	$6,367,142	5,458,936
Debt securities - amortized cost	$6,138,073	5,728,363

Fair value as a percentage of amortized cost	103.73%	95.30%
Unrealized gains (losses) at year-end	$229,069	(269,427)
Ten-year U.S. Treasury bond – increase (decrease)
in yield for the year	1.093%	(1.81)%

	Unrealized Gains (Losses) Balance
	Net Balance at	Net Balance at
	December 31,	December 31,	Change in
	2009	2008	Net Balance
	(In thousands)

Debt securities held to maturity	$154,416	(104,064)	258,480
Debt securities available for sale	74,653	(165,363)	240,016

Totals	$229,069	(269,427)	498,496

Changes in interest rates typically have a significant impact on the fair values of the Company's debt securities.  During 2009, market interest rates of the ten-year U.S. Treasury bond increased 109 basis points from year end 2008.  However, with the improved liquidity in the corporate bond market, the spread between corporate bonds and treasuries’ narrowed causing the prices of the Company’s corporate bonds to rise.  The decrease in spread contributed to the increase in the unrealized gain balance of $498.5 million on a portfolio of approximately $6.4 billion.  This amount is reasonable based upon the current market factors and the current investment portfolio characteristics.  The Company would expect similar results in the future from a significant upward or downward movement in market rates.  However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's financial results.

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

	Fair Values of Assets
	Changes in Interest Rates in Basis Points
	-100	0	+ 100	+ 200	+ 300
	(In thousands)

Debt and equity securities	$6,670,470	6,381,156	6,063,767	5,746,319	5,444,656
Mortgage loans	100,976	97,763	94,726	91,854	89,137
Other loans	13,685	13,304	12,938	12,587	12,251
Derivatives	88,817	89,915	91,040	92,173	93,310

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

Mortgage and other loans were modeled by discounting scheduled cash flows through the scheduled maturities of the loans, starting with interest rates currently being offered for similar loans to borrowers with similar credit ratings.  Policy loans were modeled by discounting estimated cash flows using U.S. Treasury Bill interest rates as the base rates at December 31, 2009. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts and incorporate both Company experience and mortality assumptions associated with such contracts.

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

The Company's market risk liabilities, which include policy liabilities for annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described.  As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of a 100 basis point decrease and increases in increments of 100 basis points in the U.S. Treasury yield curve as of December 31, 2009.  The potential impact on net earnings from these interest rate changes are summarized below.

	Changes in Interest Rates in Basis Points
	-100	+100	+200	+300
	(In thousands)

Impact on net earnings	$(2,795)	1,025	2,478	2,388

These estimated impacts in earnings are net of tax effects and the estimated effects of deferred policy acquisition costs.

The above described scenarios produce estimated changes in cash flows as well as cash flow reinvestment projections.  Estimated cash flows in the Company's model assume cash flow reinvestments, which are representative of the Company's current investment strategy.  Calls and prepayments include scheduled maturities and those expected to occur which would benefit the security issuers.  Assumed policy surrenders consider differences and relationships between credited interest rates and market interest rates as well as surrender charges on individual policies.  The impact to earnings also includes the expected effects on amortization of deferred policy acquisition costs.  The model considers only annuity and supplemental contracts in force at December 31, 2009, and does not consider new product sales or the possible impact of interest rate changes on sales.

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

	December 31, 2009		December 31, 2008
		% of		% of
	Amount	Total	Amount	Total
	(In thousands except percentages)

Not subject to discretionary withdrawal
provisions	$425,163	8.7%	$369,405	8.3%
Subject to discretionary withdrawal,
with adjustment:
With market value adjustment	1,434,212	29.4%	1,305,478	29.3%
At contract value less current
surrender charge of 5% or more	2,612,171	53.6%	2,347,156	52.6%

Subtotal	4,471,546	91.7%	4,022,039	90.2%
Subject to discretionary withdrawal at
contract value with no surrender charge
or surrender charge of less than 5%	405,544	8.3%	440,694	9.8%

Total annuity reserves and deposit
liabilities	$4,877,090	100.0%	$4,462,733	100.0%

The actual amounts paid by product line in connection with surrenders and withdrawals for the years ended December 31 are noted in the table below.

	2009	2008	2007
	(In thousands)
Product Line:
Traditional Life	$5,327	5,763	6,408
Universal Life	55,861	41,430	34,356
Annuities	359,903	391,879	435,800

Total	$421,091	439,072	476,564

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $138 million, $195 million and $260 million in 2009, 2008 and 2007, respectively.  The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $1,050 million, $727 million and $477 million in 2009, 2008 and 2007, respectively. Cash flows from security maturities, redemptions, and prepayments were relatively higher over the last three years due to the decline in interest rates.  These cash flow items could be reduced if interest rates rise in 2010. Net cash flows from the Company's universal life and annuity deposit product operations totaled $337 million, $(118) million and $(93) million in 2009, 2008 and 2007, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of December 31, 2009, the Company had no commitments beyond its normal operating and investment activities.

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

Insurance reserves are the means by which life insurance companies determine the liabilities that must be established to assure that future policy benefits are provided for and can be paid.  These reserves are required by law and based upon standard actuarial methodologies to ensure fulfillment of commitments guaranteed to policyholders and their beneficiaries, even though the obligations may not be due for many years. Refer to Note 1, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements for a discussion of reserving methods.

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating lease obligations (1)	$390	213	177	-	-
Life claims payable (2)	49,383	49,383	-	-	-
Other long-term reserve liabilities
reflected on the balance sheet
under GAAP (3)	7,043,349	683,241	1,516,943	1,837,839	3,005,326

Total	$7,093,122	732,837	1,517,120	1,837,839	3,005,326

(1)  Refer to Note 9, Commitments and Contingencies, of the accompanying consolidated financial statements relating to Company leases.
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

In December 2007, the FASB issued new guidance establishing accounting and reporting standards for entities that have equity investments that are not attributable directly to the parent, called noncontrolling interests or minority interests. More specifically, the guidance addresses where and how to report noncontrolling interests in the consolidated statements of financial position and operations, how to account for changes in noncontrolling interests and provides disclosure requirements. The Company adopted this guidance effective January 1, 2009 and it did not have a material impact on the Company’s consolidated financial condition and results of operations.

In December 2007, the FASB issued new guidance establishing how an entity accounts for the identifiable assets acquired, liabilities assumed, and any noncontrolling interests acquired, how to account for goodwill acquired and determines what disclosures are required as part of a business combination, and it applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this guidance effective January 1, 2009 and it did not have an impact on the Company’s consolidated financial condition or results of operations.

In March 2008, the FASB issued new guidance to require companies with derivative instruments to disclose information about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance became effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company adopted it on January 1, 2009 with no material impact on the consolidated financial statements.  Please see Note 14, Fair Values of Financial Instruments, of the accompanying consolidated financial statements for additional information pertaining to this guidance.

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

In March 2009, the FASB issued new guidance establishing enhanced disclosures regarding an entity’s derivative and hedging activity to enable investors to better understand the effects on an entity’s financial position, financial performance, and cash flows.  The Company adopted the guidance as of January 1, 2009. See Note 15, Derivative Investments, of the accompanying consolidated financial statements for disclosures regarding derivative instruments and hedging activities.

On April 9, 2009 the FASB issued new guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly.  This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability, and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009.  As further discussed in Note 14, Fair Values of Financial Instruments, of the accompanying consolidated financial statements, the adoption of this guidance did not have a material impact on the Company’s consolidated financial condition and results of operations.

On April 9, 2009 the FASB issued new guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It was effective for the Company as of June 30, 2009 and did not have a significant impact on the consolidated financial position or results of operations.  See Note 14, Fair Values of Financial Instruments, of the accompanying consolidated financial statements for additional disclosures.

On April 9, 2009 the FASB issued new guidance which amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational, and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance was effective for the Company as of June 30, 2009. The impact of its adoption is discussed in Note 3, Investments, of the accompanying consolidated financial statements.

On May 28, 2009 the FASB issued new guidance establishing general standards of accounting for the disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued.  It was effective for the Company as of June 30, 2009 and did not have a significant impact on the consolidated financial position or results of operations. See Note 18, Subsequent Events, of the accompanying consolidated financial statements for additional disclosures.

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

Change in Accounting

During the second quarter of 2009, the Company reviewed all previously recorded other-than-temporary impairments of securities, in compliance with newly issued FASB GAAP guidance, and estimated the credit versus the non-credit component of prior impairments consistent with the methodology used in the current period to analyze and bifurcate impairments into credit and non-credit components. As a result, the Company determined that $0.8 million in previously recorded other-than-temporary impairments had been due to non-credit impairments.

For each security the Company developed its best estimate of the net present value of the cash flows expected to be received. The credit component of the impairment for these securities was determined to be the difference between the amortized cost of the security and the projected net cash flows. The non-credit component was determined to be the difference between projected net cash flows and fair value. The Company also determined whether management had the intent to sell the security, or if it was more likely than not that it will be required to sell the security, prior to the recovery of the non-credit component.

As a result of the implementation, during the second quarter of 2009, the Company recorded a net of tax opening balance adjustment that increased retained earnings in the amount of $0.5 million and increased accumulated other comprehensive loss in the amount of $0.5 million. See Note 1, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements for further discussion.

In September 2005, the FASB issued new GAAP guidance regarding internal replacements occurring in fiscal years beginning after December 15, 2006.  An internal replacement is a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.  The adoption of this new guidance impacted the accounting for contracts which have annuitized and reinstatements of contracts.  Under the new guidance the unamortized deferred acquisition costs and deferred sales inducement assets must now be written-off at the time of annuitization and may not be continued for reinstatements.  The new guidance resulted in changes in assumptions relative to estimated gross profits which affect unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement balances as of the beginning of the year.  The effect of this new guidance was as $2.2 million decrease (net of tax) on beginning retained earnings as of January 1, 2007.

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

See Attachment A, Index to Financial Statements and Schedules, on page 60.

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

Management's Report on Internal Control Over Financial Reporting

The management of National Western Life Insurance Company ("Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  The Company's management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on the Company's assessment under this framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting change as the Company modifies and enhances its systems and processes to meet business needs.  Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.  While changes have taken place in internal controls during the quarter ended December 31, 2009, there have been no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

National Western Life Insurance Company:

We have audited National Western Life Insurance Company’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, National Western Life Insurance Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Western Life Insurance Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas
March 16, 2010

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2009 which has not been previously reported.

PART III

The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 29, 2010 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2009.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Listing of Financial Statements

See Attachment A, Index to Financial Statements and Schedules, on page 60 for a list of financial statements included in this report.

(a) 2.  Listing of Financial Statement Schedules

See Attachment A, Index to Financial Statements and Schedules, on page 60 for a list of financial statement schedules included in this report.

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

Exhibit 3(f)	-	Bylaws of National Western Life Insurance Company as amended through April 24, 1987 (incorporated by reference to Exhibit 3(f) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit 3ii(g)	-	Bylaws of National Western Life Insurance Company dated August 24, 2007 (incorporated by reference to Exhibit 3ii(g) to the Company’s Form 10-Q September 30, 2007).

Exhibit 10(a)	-
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

Exhibit 10(az)	-	National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody (Exhibit 10(az) to 8-K dated July 1, 2005).

Exhibit 10(ba)	-	First Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody (Exhibit 10(ba) to 8-K dated August 22, 2005).

Exhibit 10(bb)	-	Second Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody (Exhibit 10(bb) to 8-K dated December 15, 2005).

Exhibit 10(bc)	-	Tenth Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan (Exhibit 10(bc) to 8-K dated December 15, 2005).

Exhibit 10(bd)	-	National Western Life Insurance Company Retirement Bonus Program for Robert L. Moody (Exhibit 10(bd) to 8-K dated December 15, 2005).

Exhibit 10(be)	-	Eleventh Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan (Exhibit 10(be) to 8-K dated December 15, 2005).

Exhibit 10(bf)	-	Non-Qualified Defined Benefit Plan for the President of the National Western Life Insurance Company (Exhibit 10(bf) to 8-K dated December 15, 2005).

Exhibit 10(bg)	-	National Western Life Insurance Company 2006 Executive Officer Bonus Program (Exhibit 10(bg) to 8-K dated February 17, 2006).

Exhibit 10(bh)	-	National Western Life Insurance Company 2006 Executive Officer Bonus Program (as amended) (Exhibit 10(bh) to 8-K dated April 21, 2006).

Exhibit 10(bi)	-	2006 International Marketing Officer Bonus Program (Exhibit 10(bi) to 8-K dated June 23, 2006).

Exhibit 10(bj)	-	2006 Domestic Marketing Officer Bonus Program (Exhibit 10(bj) to 8-K dated June 23, 2006).

Exhibit 10(bk)	-	National Western Life Insurance Company Harvest Nonqualified Deferred Compensation Plan (Exhibit 10(bk) to 8-K dated June 23, 2006).

Exhibit 10(bl)	-	Amendment No. 16 to Loan Agreement (Exhibit 10(bl) to 8-K dated July 31, 2006).

Exhibit 10(bm)	-	Life Systems, Incorporated Termination Agreement (Exhibit 10(bm) to 8-K dated March 30, 2007).

Exhibit 10(bn)	-	National Western Life Insurance Company 2007 Executive Officer Bonus Program (Exhibit 10(bn) to 8-K dated April 19, 2007).

Exhibit 10(bo)	-	National Western Life Insurance Company 2007 Domestic Marketing Officer Bonus Program (Exhibit 10(bo) to 8-K dated April 19, 2007).

Exhibit 10(bp)	-	National Western Life Insurance Company 2007 International Marketing Officer Bonus Program (Exhibit 10(bp) to 8-K dated April 19, 2007).

Exhibit 10(bq)	-	National Western Life Insurance Company 2008 Executive Officer Bonus Program (Exhibit 10(bq) to 8-K dated March 17, 2008).

Exhibit 10(br)	-	National Western Life Insurance Company 2008 Domestic Marketing Officer Bonus Program (Exhibit 10(br) to 8-K dated August 22, 2008).

Exhibit 10(bs)	-	National Western Life Insurance Company 2008 International Marketing Officer Bonus Program (Exhibit 10(bs) to 8-K dated August 22, 2008).

Exhibit 10(bt)	-	National Western Life Insurance Company 2008 Domestic Marketing Officer Bonus Program (as amended) (Exhibit 10(bt) to 8-K dated October 16, 2008).

Exhibit 10(bu)	-	National Western Life Insurance Company 2008 Incentive Plan (Exhibit 10(bu) to S-8 dated September 2, 2008).

Exhibit 10(bv)	-	National Western Life Insurance Company 2008 Senior Vice President Bonus Program Program (Exhibit 10(bv) to Form 10-K dated December 31, 2008).

Exhibit 10(bw)	-	National Western Life Insurance Company 2009 Executive Officer Bonus Program (Exhibit 10(bw) to 8-K dated February 19, 2009).

Exhibit 10(bx)	-	National Western Life Insurance Company 2009 Domestic Marketing Officer Bonus Program (Exhibit 10(bx) to 8-K dated February 19, 2009).

Exhibit 10(by)	-	National Western Life Insurance Company 2009 International Marketing Officer Bonus Program (Exhibit 10(by) to 8-K dated February 19, 2009).

Exhibit 10(bz)	-	National Western Life Insurance Company 2009 Senior Vice President Bonus Program (Exhibit 10(bz) to 8-K dated February 19, 2009).

Exhibit 10(ca)	-
National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody As Amended and Restated Effective as of January 1, 2009 (Exhibit 10(ca) to Form 10-K dated December 31, 2008).

Exhibit 10(cb)	-
Non-Qualified Defined Benefit Plan for the President of National Western Life Insurance Company As Amended and Restated Effective as of January 1, 2009 (Exhibit 10(cb) to Form 10-K dated December 31, 2008).

Exhibit 10(cc)	-
National Western Life Insurance Company Grandfathered Non-Qualified Defined Benefit Plan As Amended and Restated Effective as of December 31, 2004 (Exhibit 10(cc) to Form 10-K dated December 31, 2008).

Exhibit 10(cd)	-	National Western Life Insurance Company Non-Qualified Defined Benefit Plan As Amended and Restated Effective as of January 1, 2009 (Exhibit 10(cd) to Form 10-K dated December 31, 2008).

Exhibit 10(ce)	-
National Western Life Insurance Company Grandfathered Non-Qualified Deferred Compensation Plan As Amended and Restated Effective as of December 31, 2004 (Exhibit 10(ce) to Form 10-K dated December 31, 2008).

Exhibit 10(cf)	-	National Western Life Insurance Company Non-Qualified Deferred Compensation Plan As Amended and Restated Effective as of January 1, 2009 (Exhibit 10(cf) to Form 10-K dated December 31, 2008).

Exhibit 10(cg)	-	First Amendment to The National Western Life Insurance Company Pension Plan As Amended and Restated Effective as of January 1, 2007 (Exhibit 10(cg) to Form 10-K dated December 31, 2008).

Exhibit 10(ch)	-	Amended National Western Life Insurance Company Group Excess Benefit Plan, effective May 1, 2009 (Exhibit 10(ch) to Form 10-Q dated March 31, 2009).

Exhibit 10(ci)	-	Revolving Credit Loan Agreement with Moody National Bank (Exhibit 10(ci) to 8-K dated August 31, 2009).

Exhibit 10(cj)	-	National Western Life Insurance Company 2009 Executive Officer Bonus Program (Exhibit 10(cj) to 8-K dated December 16, 2009).

Exhibit 10(ck)	-	National Western Life Insurance Company 2009 Domestic Marketing Officer Bonus Program (Exhibit 10(ck) to 8-K dated December 16, 2009).

Exhibit 10(cl)	-	National Western Life Insurance Company 2009 International Marketing Officer Bonus Program (Exhibit 10(cl) to 8-K dated December 16, 2009).

Exhibit 10(cm)	-	National Western Life Insurance Company 2009 Officer President Bonus Program (Exhibit 10(cm) to 8-K dated December 16, 2009).

Exhibit 21	-	Subsidiaries of the Registrant.

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Exhibits

Exhibits required by Regulation S-K are listed as to location in the Listing of Exhibits in Item 15.(a)3 above.  Exhibits not referred to have been omitted as inapplicable or not required.

(c) Financial Statement Schedules

The financial statement schedules required by Regulation S-K are listed as to location in Attachment A, Index to Financial Statements and Schedules, on page 60 of this report.

ATTACHMENT A

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the consolidated financial statements or notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
National Western Life Insurance Company:

We have audited the accompanying consolidated balance sheets of National Western Life Insurance Company and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of earnings, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and V. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Western Life Insurance Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments in 2009 and deferred acquisition costs in connection with modifications or exchanges of insurance contracts in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Western Life Insurance Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
Dallas, Texas
March 16, 2010

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(In thousands)

ASSETS	2009	2008

Investments:
Securities held to maturity, at amortized cost (fair value: $4,331,077
and $3,727,353)	$4,176,661	3,831,417
Securities available for sale, at fair value (cost: $1,967,365 and $1,904,053)	2,050,079	1,745,266
Mortgage loans, net of allowance for possible losses ($5,033 and $4,587)	98,200	90,733
Policy loans	78,336	79,277
Derivatives, index options	89,915	11,920
Other long-term investments	32,829	14,168

Total Investments	6,526,020	5,772,781

Cash and short-term investments	108,866	67,796
Deferred policy acquisition costs	626,440	701,984
Deferred sales inducements	122,232	120,955
Accrued investment income	71,572	64,872
Federal income tax receivable	-	1,820
Other assets	63,605	56,272

	$7,518,735	6,786,480

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(In thousands except share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	2009	2008

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$133,169	137,530
Universal life and annuity contracts	5,988,665	5,424,968
Other policyholder liabilities	128,931	131,963
Deferred Federal income tax liability	32,818	26,506
Federal income tax payable	13,197	-
Other liabilities	107,902	79,300

Total liabilities	6,404,682	5,800,267

COMMITMENTS AND CONTINGENCIES (Notes 4, 7, and 9)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,425,966 shares issued and outstanding in 2009 and 2008	3,426	3,426
Class B - $1 par value; 200,000 shares authorized, issued, and outstanding in 2009 and 2008	200	200
Additional paid-in capital	36,680	36,680
Accumulated other comprehensive income (loss)	17,760	(65,358)
Retained earnings	1,055,987	1,011,265

Total stockholders' equity	1,114,053	986,213

	$7,518,735	6,786,480

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands except per share amounts)

	2009	2008	2007
Premiums and other revenue:
Traditional life and annuity premiums	$17,043	17,752	19,513
Universal life and annuity contract charges	145,651	133,424	119,677
Net investment income	393,531	273,362	318,137
Other revenues	17,348	12,769	13,683
Net realized investment (losses) gains:
Total other-than-temporary impairment (“OTTI”) losses	(13,847)	(27,215)	(67)
Portion of OTTI losses recognized in other comprehensive income	8,326	-	-
Net OTTI losses recognized in earnings	(5,521)	(27,215)	(67)
Other net investment gains	354	987	3,564
Total net realized investment (losses) gains	(5,167)	(26,228)	3,497

Total revenues	568,406	411,079	474,507

Benefits and expenses:
Life and other policy benefits	48,997	39,759	41,326
Amortization of deferred policy acquisition costs and deferred sales inducements	115,163	127,161	88,413
Universal life and annuity contract interest	242,816	138,960	164,391
Other operating expenses	92,192	55,630	55,130

Total benefits and expenses	499,168	361,510	349,260

Earnings before Federal income taxes	69,238	49,569	125,247

Federal income taxes	23,754	15,927	39,876

Net earnings	$45,484	33,642	85,371

Basic Earnings Per Share:
Class A	12.90	9.54	24.24
Class B	6.45	4.77	12.12

Diluted Earnings Per Share:
Class A	12.87	9.48	23.95
Class B	6.45	4.77	12.12

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007

Net earnings	$45,484	33,642	85,371

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	82,686	(66,789)	1,035
Net unrealized liquidity losses	(3,312)	-	-
Reclassification adjustment for net amounts included in net earnings	2,756	11,866	(3,103)
Amortization of net unrealized (gains) losses
related to transferred securities	(34)	(31)	104

Net unrealized gains (losses) on securities	82,096	(54,954)	(1,964)

Foreign currency translation adjustments	(73)	(112)	(44)

Benefit plans:
Amortization of net prior service cost and net gain	1,095	(3,227)	1,235
Net loss arising during the period	-	-	(2,561)

Other comprehensive income (loss)	83,118	(58,293)	(3,334)

Comprehensive income (loss)	$128,602	(24,651)	82,037

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007
Common stock:
Balance at beginning of period	$3,626	3,622	3,621
Shares exercised under stock option plan	-	4	1

Balance at end of period	3,626	3,626	3,622

Additional paid-in capital:
Balance at beginning of period	36,680	36,236	36,110
Shares exercised under stock option plan	-	444	126

Balance at end of period	36,680	36,680	36,236

Accumulated other comprehensive income (loss):
Unrealized (losses) gains on non-impaired securities:
Balance at beginning of period	(53,770)	1,184	3,148
Change in unrealized gains (losses) during period	85,409	(54,954)	(1,964)

Balance at end of period	31,639	(53,770)	1,184

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	-	-	-
Cumulative effect of change in accounting principle (See Note 1)	(507)	-	-
Amortization	43	-	-
Other-than-temporary impairments	(2,287)	-	-

Balance at end of period	(2,751)	-	-

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	-	-	-
Other-than-temporary impairments	(581)	-	-
Recoveries	19	-	-

Balance at end of period	(562)	-	-

Foreign currency translation adjustments:
Balance at beginning of period	2,966	3,078	3,122
Change in translation adjustments during period	(73)	(112)	(44)
Balance at end of period	2,893	2,966	3,078

Benefit plan liability adjustment:
Balance at beginning of period	(14,554)	(11,327)	(10,001)
Amortization of net prior service cost and net gain	1,095	(3,227)	(1,326)

Balance at end of period	(13,459)	(14,554)	(11,327)

Accumulated other comprehensive income (loss) at end of period	17,760	(65,358)	(7,065)

(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007

Retained earnings:
Balance at beginning of period	1,011,265	978,892	896,984
Cumulative effect of change in accounting principle, net of tax (See Note 1)	507	-	(2,195)
Net earnings	45,484	33,642	85,371
Stockholder dividends	(1,269)	(1,269)	(1,268)

Balance at end of period	1,055,987	1,011,265	978,892

Total stockholders' equity	$1,114,053	986,213	1,011,685

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007

Cash flows from operating activities:
Net earnings	$45,484	33,642	85,371
Adjustments to reconcile net earnings to net cash provided by operating activities:
Universal life and annuity contract interest	242,816	142,707	175,768
Surrender charges and other policy revenues	(54,588)	(41,027)	(36,191)
Realized losses (gains) on investments	4,145	26,228	(3,497)
Accrual and amortization of investment income	(2,095)	(4,520)	(4,693)
Depreciation and amortization	(502)	2,292	1,467
(Increase) decrease in value of derivatives	(93,085)	17,480	56,204
(Increase) decrease in deferred policy acquisition and sales inducement costs	(34,348)	16,418	(38,151)
(Increase) decrease in accrued investment income	(6,699)	162	(642)
(Increase) decrease in other assets	(8,544)	(9,394)	8,378
(Decrease) increase in liabilities for future policy benefits	(4,361)	(1,142)	290
Increase in other policyholder liabilities	35,037	11,563	7,951
(Decrease) increase in Federal income tax liability	(23,898)	2,572	18,893
Increase (decrease) in other liabilities	37,415	(2,108)	(11,247)
Other, net	748	(248)	25

Net cash provided by operating activities	137,525	194,625	259,926

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	-	-	5,934
Securities available for sale	19,781	1,722	33,616
Other investments	1,920	1,404	5,684
Proceeds from maturities and redemptions of:
Securities held to maturity	958,491	520,839	136,752
Securities available for sale	91,378	206,510	340,681
Derivatives	56,808	53,805	44,047
Purchases of:
Securities held to maturity	(1,245,032)	(566,764)	(321,609)
Securities available for sale	(243,824)	(218,874)	(366,238)
Derivatives	(41,718)	(58,010)	(53,073)
Other investments	(21,245)	(261)	(289)
Principal payments on mortgage loans	11,533	16,609	22,561
Cost of mortgage loans acquired	(21,551)	(14,239)	(19,578)
Decrease in policy loans	941	4,495	3,084
Other, net	-	-	(2,205)

Net cash used in investing activities	(432,518)	(52,764)	(170,633)

(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007

Cash flows from financing activities:
Stockholders dividends	$(1,269)	(1,269)	(1,268)
Deposits to account balances for universal life and annuity contracts	900,773	472,776	510,647
Return of account balances on universal life and annuity contracts	(563,371)	(591,114)	(603,450)
Issuance of common stock under stock option plan	-	448	127

Net cash provided by (used in) financing activities	336,133	(119,159)	(93,944)

Effect of foreign exchange	(70)	(112)	(44)

Net increase (decrease) in cash and short-term investments	41,070	22,590	(4,695)
Cash and short-term investments at beginning of year	67,796	45,206	49,901

Cash and short-term investments at end of year	$108,866	67,796	45,206

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$33	41	41
Income taxes	47,659	11,687	19,298

Noncash operating activities:
Deferral of sales inducements	22,917	3,747	11,377

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation. The accompanying consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly owned subsidiaries (“National Western” or "Company"), The Westcap Corporation, Regent Care San Marcos Holdings, LLC, NWL Investments, Inc., NWL Services, Inc., NWLSM, Inc., and NWL Financial, Inc.  All significant intercorporate transactions and accounts have been eliminated in consolidation.

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

(C) Investments. Investments in debt securities the Company purchases with the intent to hold to maturity are classified as securities held to maturity. The Company has the ability to hold the securities until maturity, as it would be unlikely that forced sales of securities would be required, prior to maturity, to cover payments of liabilities. As a result, securities held to maturity are carried at amortized cost less declines in fair value that are deemed other-than-temporary.

Investments in debt and equity securities that are not classified as securities held to maturity are reported as securities available for sale. Securities available for sale are reported in the accompanying consolidated financial statements at fair value.  Valuation changes resulting from changes in the fair value of the securities are reflected as a component of stockholders' equity in accumulated other comprehensive income (loss).  These unrealized gains or losses in stockholders' equity are reported net of taxes and adjustments to deferred policy acquisition costs.

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

Quarterly the Company reviews its investment portfolio for market value changes to identify changes caused by issuer credit deterioration, changes in market interest rates and changes in economic conditions.  If this review indicates a decline in fair value that is other-than-temporary, the Company’s carrying amount in the investment is reduced to its estimated fair value.  In accordance with GAAP guidance the estimated credit versus non-credit components are bifurcated.  The credit component is taken through earnings.  The non-credit component is reclassified as unrealized loss in other comprehensive income.  The Company would not recognize impairment of securities due to changing of interest rates or market dislocations unless the Company had the intent to sell the securities prior to recovery or maturity.

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

Realized gains and losses for securities available for sale and securities held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold or called.  Decline in the fair value below cost that is deemed other-than-temporary is charged to earnings.  The decline in fair value is then bifurcated in credit and noncredit declines.  The noncredit related declines are reclassified as unrealized losses in accumulated other comprehensive income (loss).  Credit losses result in the establishment of a new cost basis for the security.  The new discount or reduced premium amount is amortized over the remaining life of the impaired debt security prospectively based on the amount and timing of future estimated cash flows.

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

The Company purchases over-the-counter indexed options, which are derivative financial instruments, to hedge the equity return component of its indexed annuity and life products.  The amounts which may be credited to policyholders are linked, in part, to the returns of the underlying Index. The indexed options act as hedges to match closely the returns on the underlying Index.  Cash is exchanged upon purchase of the indexed options and no principal or interest payments are made by either party during the option periods. Upon maturity or expiration of the options, cash is paid to the Company based on the underlying Index performance and terms of the contract.  As a result, amounts credited to policyholders' account balances are substantially offset by changes in the value of the options.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not elect hedge accounting relative to derivative instruments. The derivatives are reported at fair value in the accompanying consolidated financial statements.  Changes in the values of the indexed options and changes in the policyholder liabilities are both reflected in the statement of earnings.  Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in values, are reflected as net investment income in the statement of earnings.  Any changes relative to the embedded derivatives associated with policy contracts are reflected in contract interest in the consolidated statement of earnings.

Although there is credit risk in the event of nonperformance by counterparties to the indexed options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings.  In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which may further reduce the Company's credit exposure.  At December 31, 2009 and 2008, the fair values of indexed options owned by the Company totaled $89.9 million and $11.9 million, respectively.

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

A summary of information relative to deferred policy acquisition costs is provided in the table below.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Deferred policy acquisition costs, beginning of year	$701,984	664,805	643,964

Policy acquisition costs deferred:
Agents' commissions	121,138	100,254	109,323
Other	5,758	6,742	7,180

Total costs deferred	126,896	106,996	116,503

Amortization of deferred policy acquisition costs	(115,163)	(127,161)	(88,413)
Adjustments for unrealized (gains) losses
on investment securities	(87,277)	57,344	(3,928)
Change in accounting principal	-	-	(3,321)

Deferred policy acquisition costs, end of year	$626,440	701,984	664,805

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of information relative to deferred sales inducements is provided in the table below.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Deferred sales inducements, beginning of year	$120,955	104,029	93,139

Sales inducement costs deferred	36,755	19,462	20,837
Amortization of sales inducements	(13,838)	(15,715)	(9,460)
Adjustments for unrealized (gains) losses
on investment securities	(21,640)	13,179	(487)

Deferred sales inducements, end of year	$122,232	120,955	104,029

Amortization of deferred policy acquisition costs decreased to $115.2 million for the year ended December 31, 2009 compared to $127.1 million reported in 2008, while up from $88.4 million in 2007.  An unlocking adjustment was recorded in the current year which resulted in an increase of amortization of $5.2 million.  This unlocking adjustment was based upon changes to future mortality assumptions reflecting current experience studies and assumption changes to future policy maintenance expenses.  An unlocking adjustment was recorded in 2008 which resulted in an increase of amortization of $6.3 million.  This unlocking adjustment was based upon changes to future annuitizations and full surrenders reflecting current experience studies.  An unlocking adjustment was recorded in 2007 which resulted in a decrease in amortization of $10.4 million.  This unlocking adjustment was based upon changes to future mortality assumptions reflecting current experience studies and assumption changes to future cost of insurance rates.  True-up adjustments were also recorded in 2009, 2008 and 2007 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year’s experience resulting in $8.4 million, $16.2 million and $1.0 million increases in amortization, respectively.

Under GAAP, the liability for future policy benefits on traditional products has been calculated using assumptions as to future mortality (based on the 1965-1970 and 1975-1980 Select and Ultimate mortality tables), interest ranging from 4% to 8%, and withdrawals based on Company experience. For universal life and annuity contracts, the liability for future policy benefits represents the account balance. Fixed-indexed products combine features associated with traditional fixed annuities and universal life contracts, with the option to have interest rates linked in part to an equity index.  In accordance with GAAP guidance, the equity return component of such policy contracts must be identified separately and accounted for as embedded derivatives.  The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity or universal life contracts. The host contracts are accounted for under GAAP guidance provisions that require debt instrument type accounting.  The host contracts are recorded as discounted debt instruments that are accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates. The embedded derivatives are recorded at fair values.

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

(I) Statutory Information. Domiciled in Colorado, the Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Colorado Division of Insurance.  The Colorado Division of Insurance has adopted the provisions of the National Association of Insurance Commissioners' ("NAIC") Statutory Accounting Practices (“SSAP”) as the basis for its statutory accounting practices.

The following are major differences between GAAP and accounting practices prescribed or permitted by the Colorado Division of Insurance (“statutory accounting practices”).

1.  The Company accounts for universal life and annuity contracts based on the provisions of GAAP guidance.  The basic difference between GAAP guidance and statutory accounting practices with respect to certain long-duration contracts is that deposits for universal life and annuity contracts are not reflected as revenues, and surrenders and certain other benefit payments are not reflected as expenses.  Only contracts with no insurance risk qualify for such treatment under statutory accounting practices.  For all other contracts, statutory accounting practices do reflect such items as revenues and expenses.

A summary of direct premiums and deposits collected is provided below.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Annuity deposits	$837,577	410,133	437,765
Universal life insurance deposits	173,167	170,933	168,279
Traditional life and other premiums	19,580	20,698	22,310

Totals	$1,030,324	601,764	628,354

2.  Statutory accounting practices require commissions and related costs to be expensed as incurred, whereas under GAAP, these items are deferred and amortized.

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

6.  Investments in subsidiaries are recorded at their respective SSAP investment value, whereas the financial statements of the subsidiaries have been consolidated with those of the Company under GAAP.

7.  Compensation costs related to the Company’s share based compensation plans are not recognized in income under statutory accounting.  Share based compensation costs are recognized as a charge to additional paid in capital when exercised.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  The calculation of pension liabilities and net periodic benefit costs are recognized for both statutory and GAAP accounting.  However, in accordance with SSAP No. 89, the accumulated benefit obligation in excess of the fair value of plan assets, including unfunded accrued pension costs, is recognized as an additional minimum liability with an equal amount recognized as a non-admitted intangible asset.

9.  The asset valuation reserve and interest maintenance reserve, which are investment valuation reserves prescribed by statutory accounting practices, have been eliminated, as they are not required under GAAP.

10. The table below provides the Company’s net gain from operations, net income, unassigned surplus (retained earnings) and capital and surplus (stockholder’s equity), on the statutory basis used to report to regulatory authorities for the years ended December 31.

	2009	2008	2007
	(In thousands)

Net gain from operations	$140,226	48,853	37,369

Net income	72,944	9,643	32,290

Unassigned surplus	763,134	659,490	672,793

Capital and surplus	817,042	696,574	710,935

(J) Stock Compensation. The Company accounts for its share-based compensation for GAAP reporting using liability accounting, and measures compensation cost using the fair value method at each reporting date.  For stock options, fair value is determined using an option pricing model that takes into account various information and assumptions including the Company's stock price, volatility, option price, vesting dates, exercise dates and projected option lapses.  Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

(K) Accounting Standards and Changes in Accounting

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

In February 2007, the FASB issued new guidance whereby entities are permitted to choose upon adoption, or at specified election dates, to measure at fair value many financial instruments and certain other items.  The Company adopted this guidance effective January 1, 2008, with no impact to the Company’s consolidated financial statements as no eligible financial assets or liabilities were elected to be measured at fair value upon initial adoption.  Management will continue to evaluate eligible financial assets and liabilities on their election dates, and will disclose any future elections in accordance with provisions outlined in this guidance.

In December 2007, the FASB issued new guidance establishing accounting and reporting standards for entities that have equity investments that are not attributable directly to the parent, called noncontrolling interests or minority interests. More specifically, the guidance addresses where and how to report noncontrolling interests in the consolidated statements of financial position and operations, how to account for changes in noncontrolling interests and provides disclosure requirements. The Company adopted it effective January 1, 2009, and it did not have a material impact on the Company’s consolidated financial condition and results of operations.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued new guidance establishing how an entity accounts for the identifiable assets acquired, liabilities assumed, and any noncontrolling interests acquired, how to account for goodwill acquired and determines what disclosures are required as part of a business combination, and it applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this guidance effective January 1, 2009. Adoption of this guidance did not have an impact on the Company’s consolidated financial condition or results of operations.

In October 2008, the FASB issued guidance clarifying the application of fair value in a market that is not active and illustrates key considerations including the use of an entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates, appropriate risk adjustments for nonperformance and liquidity risks, and the reliance that an entity should place on quotes that do not reflect the result of market transactions. This guidance was preceded by a press release that was jointly issued by the Office of the Chief Accountant of the SEC and the FASB staff on September 30, 2008 which provided immediate clarification on fair value accounting. The guidance was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.  See Note 14, Fair Values of Financial Instruments, for disclosures regarding the Company’s fair value measurements.

In March 2008, the FASB issued new guidance to require companies with derivative instruments to disclose information about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance became effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company adopted it on January 1, 2009 with no material impact on the consolidated financial statements.  See Note 14, Fair Values of Financial Instruments, for additional information pertaining to this guidance.

In April 2008, the FASB issued guidance amending the prior factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The provisions of this guidance are to be applied prospectively to intangible assets acquired after January 1, 2009, although the disclosure provisions are required for all intangible assets as of or subsequent to January 1, 2009. The adoption of this guidance did not impact the Company’s consolidated financial condition and results of operations.

In September 2008, the FASB issued new guidance establishing disclosure requirements by entities that assume credit risk through the sale of credit derivatives, including credit derivatives embedded in a hybrid instrument, to enable users of financial statements to assess the potential effect on its financial position, financial performance, and cash flows from these credit derivatives, and requires additional disclosure about the current status of the payment/performance risk of a guarantee. The Company adopted the guidance effective January 1, 2009 and adoption of this guidance did not have a material effect on the Company’s consolidated financial condition and results of operations.

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

In March 2009, the FASB issued new guidance establishing enhanced disclosures regarding an entity’s derivative and hedging activity to enable investors to better understand the effects on an entity’s financial position, financial performance, and cash flows.  The Company adopted the guidance as of January 1, 2009. See Note 15, Derivative Investments, for disclosures regarding derivative instruments and hedging activities.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 9, 2009 the FASB issued new guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased, and includes guidance on identifying circumstances that indicate a transaction is not orderly.  This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability, and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009.  As further discussed in Note 14, Fair Values of Financial Instruments, the adoption of this guidance did not have a material impact on the Company’s consolidated financial condition and results of operations.

On April 9, 2009 the FASB issued new guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It was effective for the Company as of June 30, 2009 and did not have a significant impact on the consolidated financial position or results of operations.  See Note 14, Fair Values of Financial Instruments, for additional disclosures.

On April 9, 2009 the FASB issued new guidance which amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational, and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance was effective for the Company as of June 30, 2009. The impact of its adoption is discussed in Note 3, Investments.

On May 28, 2009 the FASB issued new guidance establishing general standards of accounting for the disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued.  It was effective for the Company as of June 30, 2009 and did not have a significant impact on the consolidated financial position or results of operations. See Note 18, Subsequent Events, for additional disclosures.

On June 12, 2009 the FASB issued new guidance that changes the way entities account for securitizations and special purpose entities. The guidance is effective as of the beginning of the Company’s first annual reporting period beginning after November 15, 2009 and is not expected to have a significant impact on the consolidated financial position, results of operations, or disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

Change in Accounting

During the second quarter of 2009, the Company reviewed all previously recorded other-than-temporary impairments of securities, in compliance with new FASB GAAP guidance, and estimated the credit versus the non-credit component consistent with the methodology used in the current period to analyze and bifurcate impairments into credit and non-credit components. As a result, the Company determined that $0.8 million in previously recorded other-than-temporary impairments had been due to non-credit impairments.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2005, the FASB issued new GAAP guidance regarding internal replacements occurring in fiscal years beginning after December 15, 2006.   An internal replacement is a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.  The adoption of this new guidance impacted the accounting for contracts which have annuitized and reinstatements of contracts.  Under the new guidance the unamortized deferred acquisition costs and deferred sales inducement assets must now be written-off at the time of annuitization and may not be continued for reinstatements.  The new guidance resulted in changes in assumptions relative to estimated gross profits which affects unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement balances as of the beginning of the year.  The effect of this new guidance was a $2.2 million decrease (net of tax) on beginning retained earnings as of January 1, 2007.

Amounts
(In thousands)

Write-off of deferred acquisition costs	$3,321
Adjustment to deferred annuity revenue	56
3,377

Federal income tax	(1,182)

Cumulative effect of change in accounting for
internal replacements and investment contracts	$2,195

(2) DEPOSITS WITH REGULATORY AUTHORITIES

The following assets were on deposit with state and other regulatory authorities as required by law, at the end of each year.

	December 31,
	2009	2008
	(In thousands)

Debt securities held to maturity	$15,584	13,633
Debt securities available for sale	669	557
Short-term investments	500	500

Totals	$16,753	14,690

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) INVESTMENTS

(A) Investment Income

The major components of net investment income are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Gross investment income:
Debt securities	$332,207	321,234	315,271
Mortgage loans	6,346	7,223	8,513
Policy loans	5,901	6,096	6,302
Derivative gains (losses)	45,345	(65,676)	(16,662)
Money market investments	116	956	1,496
Other investment income	6,982	5,934	6,087

Total investment income	396,897	275,767	321,007
Investment expenses	3,366	2,405	2,870

Net investment income	$393,531	273,362	318,137

The Company had real estate investments that were non-income producing for the preceding twelve months totaling $2.8 million, $1.5 million and $1.8 million at December 31, 2009, 2008 and 2007, respectively.

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

Mortgage loans with carrying values totaling $4.2 million, $4.6 million and $3.3 million, were considered impaired as of December 31, 2009, 2008 and 2007, respectively.  For the years ended December 31, 2009, 2008 and 2007, average investments in impaired mortgage loans were $3.9 million, $3.7 million and $4.7 million, respectively.  Interest income recognized on impaired loans for the years ended December 31, 2009, 2008 and 2007, was $451,000, $497,000 and $469,000, respectively. Impaired loans are typically placed on nonaccrual status, and no interest income is recognized.  However, if cash is received on the impaired loan, it is applied to principal and interest on past due payments, beginning with the most delinquent payment.

At December 31, 2009 and 2008, the Company owned investment real estate totaling $20.1 million and $10.8 million, respectively, which is reflected in other long-term investments in the accompanying consolidated financial statements.  The Company records real estate at the lower of cost or fair value less estimated costs to sell.  Real estate values are monitored and evaluated at least annually by the use of independent appraisals or internal evaluations.  Changes in market values affecting carrying values are recorded as a valuation allowance which is reflected in realized gains or losses on investments.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C) Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2009.

	Securities Held to Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Agencies	$103,176	2,450	810	104,816

U.S. Treasury	1,916	401	-	2,317

States and political subdivisions	140,393	2,379	1,054	141,718

Foreign governments	9,963	792	-	10,755

Public utilities	625,661	33,345	897	658,109

Corporate	1,511,565	71,255	27,804	1,555,016

Mortgage-backed	1,730,319	83,911	3,515	1,810,715

Home equity	28,910	196	5,853	23,253

Manufactured housing	24,758	384	764	24,378

Totals	$4,176,661	195,113	40,697	4,331,077

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents amortized costs and fair values of securities available for sale at December 31, 2009.

	Securities Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Agencies	$-	-	-	-

U.S. Treasury	-	-	-	-

States and political subdivisions	20,490	-	1,519	18,971

Foreign governments	10,358	959	-	11,317

Public utilities	322,653	16,845	769	338,729

Corporate	1,349,878	72,862	12,880	1,409,860

Mortgage-backed	233,841	8,661	5,518	236,984

Home equity	13,508	-	4,757	8,751

Manufactured housing	10,684	794	25	11,453
	1,961,412	100,121	25,468	2,036,065

Equity private	195	6,962	-	7,157

Equity public	5,758	1,277	178	6,857

Totals	$1,967,365	108,360	25,646	2,050,079

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2008.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents amortized costs and fair values of securities available for sale at December 31, 2008.

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

The Company's investment policy is to invest in high quality securities with the primary intention of holding these securities until the stated maturity.  Such as, the portfolio has exposure to interest rate risk which is the risk that funds are invested today at a market interest rate and in the future interest rates rise causing the current market price on that investment to be lower.  This risk is not a significant factor relative to the Company's buy and hold portfolio, since the original intention was to receive the stated interest rate and principal at maturity to match liability requirements to policyholders.  Also, the Company takes steps to manage these risks.  For example, the Company purchases the type of mortgage-backed securities that have more predictable cash flow patterns.

In addition, the Company is exposed to credit risk which is continually monitored relating to security holdings.  Credit risk is the risk that an issuer of a security will not be able to fulfill their obligations relative to a security payment schedule.  The Company has reviewed relative information for all issuers in an unrealized loss position at December 31, 2009 including market pricing history, credit ratings, analyst reports, as well as data provided by the issuers themselves.  The Company then made a determination on each specific issuer relating to other-than-temporary impairment.  For the securities that have not been impaired at December 31, 2009, the Company does not intend to sell these securities until recovery in fair value and expects to receive all amounts due relative to principal and interest.

The Company held below investment grade debt securities totaling $155.3 million and $72.2 million at December 31, 2009 and 2008, respectively. These amounts represent 2.4% and 1.2% of total invested assets for December 31, 2009 and 2008, respectively.  Below investment grade holdings are the result of downgrades subsequent to purchase, as the Company only invests in high quality securities with ratings quoted as investment grade.  Below investment grade securities generally have greater default risk than higher rated corporate debt.  The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2009, 2008 and 2007, the Company recorded realized losses totaling $5.1 million, $21.8 million and $0.1 million, respectively, for other-than-temporary impairment write-downs on investments in debt securities.

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2009.

	Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. Government
agencies	$69,188	810	-	-	69,188	810

U.S. Treasury	-	-	-	-	-	-

State and political
subdivisions	60,382	954	3,284	100	63,666	1,054

Foreign governments	-	-	-	-	-	-

Public utilities	48,130	308	19,364	589	67,494	897

Corporate bonds	130,981	1,510	236,663	26,294	367,644	27,804

Mortgage-backed	33,917	489	57,337	3,026	91,254	3,515

Home equity	3,030	976	13,815	4,877	16,845	5,853

Manufactured housing	1,341	69	7,423	695	8,764	764

Total temporarily
impaired securities	$346,969	5,116	337,886	35,581	684,855	40,697

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2009.

	Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. Government
agencies	$-	-	-	-	-	-

U.S. Treasury	-	-	-	-	-	-

State and political
subdivisions	-	-	18,971	1,519	18,971	1,519

Foreign governments	-	-	-	-	-	-

Public utilities	16,597	272	17,118	497	33,715	769

Corporate bonds	18,730	166	199,968	12,714	218,698	12,880

Mortgage-backed	21,953	370	21,036	5,148	42,989	5,518

Home equity	-	-	8,751	4,757	8,751	4,757

Manufactured housing	3,774	24	119	1	3,893	25
	61,054	832	265,963	24,636	327,017	25,468

Equity public	196	21	1,316	157	1,512	178

Total temporarily
impaired securities	$61,250	853	267,279	24,793	328,529	25,646

Liquidity in the bond market improved in 2009 as economic and market conditions started to stabilize.  Although the unrealized losses declined substantially in 2009, there continues to be uncertainty in the bond markets regarding the economic recovery and some unrealized losses remain in the Company’s portfolio.  The Company does not consider these investments to be other-than-temporarily impaired because the Company does not intend to sell these securities until recovery in fair value and expects to receive all amounts due relative to principal and interest.

The Company does not consider securities to be other-than-temporarily impaired where the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality where we anticipate a recovery of all amounts due under the contractual terms of the security and have the intent and ability to hold until recovery or maturity.  Based on the Company’s review in concert with the Company’s ability and intent not to sell these securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

Debt securities. The gross unrealized losses for debt securities are made up of 180 individual issues, or 21.4% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 93.7%. Of the 180 securities, 106, or approximately 58.9%, fall in the 12 months or greater aging category; and 163 were rated investment grade at December 31, 2009.  Additional information on debt securities by investment category is summarized below.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. treasury.  No securities had a gross unrealized loss.

U.S. government agencies.  Four securities had unrealized losses.  All are rated AAA.

State and political subdivisions.  The unrealized losses on these investments are the result of holdings in 53 securities.  Of these securities, all are rated A or above except 2 which are rated BB and BBB+.  Based on these facts and the Company's intent to hold to maturity, no other-than-temporary loss was recognized as of December 31, 2009.

Foreign governments.  No securities had a gross unrealized loss.

Public utilities.  Of the 17 securities, all are rated BBB or above except 1, which is priced at 96.2% of par.  At this time, the Company does not consider any of these unrealized losses as other-than-temporary.

Corporate bonds. Corporate securities with unrealized losses are reviewed based on monitoring procedures described previously; including review of the amount of the unrealized loss, the length of time that the issue has been in an unrealized loss position, credit ratings, analyst reports, and recent issuer financial information.  A total of 72 securities had unrealized losses; with 10 issues rated below investment grade. More extensive analysis was performed on these 10 issues.  Based on the work performed, none of the unrealized losses are considered other-than-temporarily impaired at December 31, 2009.

Mortgage-backed securities. Of the 18 securities, all are rated AAA except 2, which are rated CCC.  The Company generally purchases these investments at a discount relative to their face amount and it is expected that the securities will not be settled at a price less than the stated par.  Because the decline in market value is attributable to the current illiquidity in the market and not credit quality, and because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, and based on the lack of adverse changes in expected cash flows, the Company does not consider these AAA rated investments and 1 CCC rated investment to be other-than-temporarily impaired at December 31, 2009.  The Company recognized an other-than-temporary loss in 2009 for the other CCC rated security.

Home equity. Of the 9 securities, 7 are rated AAA, 1 is rated AA and 1 is rated CC.  The Company performs a quarterly cash flow analysis on asset-backed securities that are rated below AA.  Based on the lack of adverse changes in expected cash flows, the 1 issue rated below AA is not considered impaired.  One AAA security was other-than-temporarily impaired due to adverse cash flows.

Manufactured housing.  Of the 7 securities with an unrealized loss, 3 are rated AAA and 4 are rated A or below.  Based on lack of adverse changes in expected cash flows, 3 of the securities below A are not considered other-than-temporarily impaired. One security was other-than-temporarily impaired due to adverse cash flows.

Equity securities.  The gross unrealized losses for equity securities are made up of 28 individual issues.  These holdings are reviewed for impairment quarterly.  As of December 31, 2009, 19 equity securities were other-than-temporarily impaired.  Total other-than-temporary impairments taken in 2009 on equities were $0.4 million.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2008.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2008.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of investments in debt securities at December 31, 2009, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities		Debt Securities
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Due in 1 year or less	$30,292	30,877	110,160	110,750

Due after 1 year through 5 years	983,829	1,026,140	863,606	892,570

Due after 5 years through 10 years	658,670	693,283	1,193,562	1,242,720

Due after 10 years	30,588	28,577	225,346	226,691
	1,703,379	1,778,877	2,392,674	2,472,731

Mortgage and asset-backed securities	258,033	257,188	1,783,987	1,858,346

Total	$1,961,412	2,036,065	4,176,661	4,331,077

The Company uses the specific identification method in computing realized gains and losses.  The table below details the nature of realized gains and losses, excluding impairements, during the year.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Available for sale debt securities:
Realized gains on disposal	$356	1,811	4,830
Realized losses on disposal	(280)	-	(359)
Held to maturity debt securities:
Realized gains on redemption	1,628	154	19
Realized losses on redemption	(19)	-	-
Equity securities realized gains	189	102	250
Real estate	(52)	-	72
Mortgage loans	(1,461)	(1,020)	(1,467)
Other	(7)	(60)	219

Totals	$354	987	3,564

Due to significant credit deterioration, one bond from the held to maturity portfolio was transferred to available for sale and subsequently sold in 2009 and one was sold directly from held to maturity in 2007.  These sales resulted in insignificant realized gains in 2009 and 2007.

Except for U.S. government agency mortgage-backed securities, the Company had no other investments in any entity in excess of 10% of stockholders' equity at December 31, 2009 or 2008.

For the year ended December 31, 2009, the Company recorded other-than-temporary impairment write-downs on debt securities consisting of Kellwood ($4.0 million) and eight other securities ($1.1 million).

The $5.4 million of equity impairments in 2008 include Fannie Mae and Freddie Mac preferred stock holdings ($4.6 million) and mark-to-market write-downs on various other equity holdings.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents net impairment losses recognized in earnings for the periods indicated.

	December 31,
	2009	2008	2007
	(In thousands)

Total other-than-temporary
impairment losses on
debt securities	$(13,491)	(21,803)	(67)
Portion of loss recognized
in comprehensive income	8,386	-	-

Net impairment losses on debt
securities recognized in earnings	(5,105)	(21,803)	(67)
Equity securities impairments	(416)	(5,412)	-

Totals	$(5,521)	(27,215)	(67)

For the nine months ended December 31, 2009, the Company recognized $6.8 million as other-than-temporary impairments on four held to maturity asset-backed securities of which $0.2 million was recognized in earnings as a credit loss and the remaining $6.6 million recognized in other comprehensive income as a non-credit loss. Since the adoption of the new FASB guidance issued on April 9, 2009 (see Note 1) which amended the other-than-temporary guidance for debt securities, the Company has recognized $13.9 million as other-than-temporary impairments on one available for sale mortgage-backed security and four held to maturity asset-backed securities of which $5.5 million was recognized in earnings as a credit loss and the remaining $8.4 million recognized in other comprehensive income as a non-credit loss.  The credit component of the impairment was determined to be the difference between amortized cost and the present value of the cash flows expected to be received, discounted at the original yield. The significant inputs used to project cash flows are estimated future prepayment rates, default rates and default loss severity.  Prior to adoption of the new guidance, the amount of impairment recognized in earnings was the difference between amortized cost and fair value.

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments under the new guidance in other comprehensive loss.

Nine Months*
Ended
December 31, 2009

Beginning balance, cumulative credit losses related
to other-than-temporary impairments	$28
Additions for credit losses not previously recognized in
other-than-temporary impairments	299

Ending balance, cumulative credit losses related to
other-than-temporary impairments	$327

*Since the adoption date of the new FASB GAAP guidance.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(D)  Net Unrealized Gains (Losses) on Available for Sale Securities

Net unrealized gains (losses) on investment securities included in stockholders' equity at December 31, 2009 and 2008, are as follows:

	December 31,
	2009	2008
	(In thousands)

Gross unrealized gains	$108,360	21,262
Gross unrealized losses	(32,922)	(180,049)
Adjustments for:
Deferred policy acquisition costs and sales inducements	(32,567)	76,075
Deferred Federal income (tax expense) recoverable	(15,006)	28,949

	27,865	(53,763)
Net unrealized gains (losses) related to securities
transferred to held to maturity	461	(7)

Net unrealized gains (losses) on investment securities	$28,326	(53,770)

(E) Transfer of Securities

For the twelve months ended December 31, 2009, the Company made transfers totaling $55.2 million to the held to maturity category from securities available for sale.  Lower holdings of securities available for sale reduces the Company's exposure to market price volatility, while still providing securities available for liquidity and asset/liability management purposes. The transfers of securities were recorded at fair value in accordance with GAAP, which requires that the $0.8 million unrealized holding gain at the date of the transfer continue to be reported in a separate component of stockholders' equity and be amortized over the remaining lives of the securities as an adjustment of yield, in a manner consistent with the amortization of any premium or discount.

(4) REINSURANCE

Effective January 1, 2004, the Company began reinsuring any risk on any one life in excess of $250,000, subject to a minimum amount ceded of $50,000.  The Company's general policy prior to December 31, 2003 was to reinsure that portion of any risk in excess of $200,000 on the life of any one individual.  The Company is party to several reinsurance agreements.  Total life insurance in force was $18.7 billion and $18.8 billion at December 31, 2009 and 2008, respectively.  Of these amounts, life insurance in force totaling $5.9 billion was ceded to reinsurance companies, primarily on a yearly renewable term basis, at December 31, 2009 and 2008.  In accordance with the reinsurance contracts, reinsurance receivables including amounts related to claims incurred but not reported and liabilities for future policy benefits totaled $12.6 million and $8.2 million at December 31, 2009 and 2008, respectively. Premiums and contract revenues were reduced by $20.7 million, $20.4 million and $16.3 million for reinsurance premiums incurred during 2009, 2008 and 2007, respectively. Benefit expenses were reduced by $16.0 million, $7.7 million and $8.5 million, for reinsurance recoveries during 2009, 2008 and 2007, respectively. A contingent liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to meet their obligations under the existing agreements.  The Company does not assume reinsurance.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) FEDERAL INCOME TAXES

Total Federal income taxes were allocated as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Taxes (benefits) on earnings from continuing operations:
Current	$62,678	19,871	7,622
Deferred	(38,924)	(3,944)	32,254

Taxes on earnings	23,754	15,927	39,876

Taxes (benefits) on components of stockholders' equity:
Net unrealized gains and losses on
securities available for sale	44,454	(29,590)	(1,056)
Foreign currency translation adjustments	(40)	(60)	(24)
Change in benefit liability	590	(1,738)	(714)

Total Federal income taxes (benefit)	$68,758	(15,461)	38,082

The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate to earnings before Federal income taxes. The reasons for the differences and the corresponding tax effects are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Income tax expense at statutory rate	$24,234	17,349	43,837
Dividend received deduction	(1,059)	(1,155)	(1,192)
Tax exempt interest	(1,699)	(1,374)	(813)
Deferred tax liability correction	-	-	(2,389)
Non deductible salary expense	373	-	-
Tax adjustment on foreign operations	537	422	231
Tax adjustment related to return	408	240	-
Nondeductible insurance	160	134	134
Nondeductible meals	109	139	108
Amortization of LSM Trust	112	111	110
Other	579	61	(150)

Taxes on earnings from continuing operations	$23,754	15,927	39,876

There were no deferred taxes attributable to enacted tax rate changes for the years ended December 31, 2009, 2008 and 2007.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below.

	December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Future policy benefits, excess of financial
accounting liabilities over tax liabilities	$198,967	160,390
Investment securities write-downs for financial
accounting purposes	10,032	12,357
Net unrealized losses on securities available for sale	-	28,951
Pension liabilities	6,791	7,862
Real estate, principally due to write-downs
for financial accounting purposes	-	49
Accrued operating expenses recorded for financial
accounting purposes not currently tax deductible	13,325	4,430
Mortgage loans, principally due to valuation
allowances for financial accounting purposes	1,762	1,605
Accrued and unearned investment income
recognized for tax purposes and deferred for
financial accounting purposes	175	163
Capital loss carryforward	2,778	-
Other	244	401

Total gross deferred tax assets	234,074	216,208

Deferred tax liabilities:
Deferred policy acquisition and sales inducement
costs, principally expensed for tax purposes	(241,008)	(232,400)
Debt securities, principally due to deferred
market discount for tax	(6,014)	(5,601)
Real estate, principally due to adjustments for
financial accounting purposes	(83)	-
Net unrealized gains on securities available for sale	(15,503)	-
Foreign currency translation adjustments	(1,926)	(1,768)
Fixed assets, due to different bases	(2,358)	(2,945)

Total gross deferred tax liabilities	(266,892)	(242,714)

Net deferred tax liabilities	$(32,818)	(26,506)

There was no valuation allowance for deferred tax assets at December 31, 2009 and 2008.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with GAAP, the Company assessed whether it had any significant uncertain tax positions and determined that there were none.  Accordingly, no reserve for uncertain tax positions was recorded.   Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to record such accruals in its income tax accounts; no such accruals exist as of December 31, 2009 or 2008. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2004.

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

(6) TRANSACTIONS WITH CONTROLLING STOCKHOLDER

Robert L. Moody, Chairman of the Board of Directors, owns 99% of the total outstanding shares of the Company's Class B common stock and 33.8% of the Class A common stock as of December 31, 2009.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) PENSION AND OTHER POSTRETIREMENT PLANS

(A) Defined Benefit Pension Plans

The Company sponsors a qualified defined benefit pension plan covering substantially all employees. The plan provides benefits based on the participants' years of service and compensation. The Company makes annual contributions to the plan that comply with the minimum funding provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). On October 19, 2007, the Company’s Board of Directors approved an amendment to freeze the Pension Plan as of December 31, 2007.  The freeze ceased future benefit accruals to all participants and closed the Plan to any new participants. In addition, all participants became immediately 100% vested in their accrued benefits as of that date.  Going forward future qualified defined benefit plan expense is projected to be minimal.  Fair values of plan assets and liabilities are measured as of December 31 for each year.  A detail of plan disclosures is provided below.

Obligations and Funded Status

	December 31,
	2009	2008
	(In thousands)
Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$17,764	18,614
Service cost	-	-
Interest cost	1,048	1,036
Plan curtailment	-	-
Actuarial loss (gain)	779	(817)
Benefits paid	(1,096)	(1,069)

Projected benefit obligations at end of year	18,495	17,764

Changes in plan assets:
Fair value of plan assets at beginning of year	12,031	15,226
Actual return on plan assets	1,998	(3,176)
Contributions	2,139	1,050
Benefits paid	(1,096)	(1,069)

Fair value of plan assets at end of year	15,072	12,031

Funded status at end of year	$(3,423)	(5,733)

	December 31,
	2009	2008
	(In thousands)

Amounts recognized in the Company's consolidated
financial statements:
Assets	$-	-
Liabilities	(3,423)	(5,733)

Net amount recognized	$(3,423)	(5,733)

Amounts recognized in accumulated other
comprehensive income:
Net loss	$7,965	8,863
Prior service cost	23	27

Net amount recognized	$7,988	8,890

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation was $18.5 million and $17.8 million at December 31, 2009 and 2008, respectively.

Components of Net Periodic Benefit Cost
	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Components of net periodic benefit costs:
Service cost	$-	-	720
Interest cost	1,048	1,036	1,086
Expected return on plan assets	(914)	(1,140)	(1,100)
Amortization of prior service cost	4	4	4
Amortization of net loss	593	242	321

Net periodic benefit cost	731	142	1,031

Other changes in plan assets and benefit obligations
recognized in other comprehensive income:
Net (gain) loss	(305)	3,497
Amortization of prior service cost	(4)	(4)
Amortization of net gain	(593)	(242)

Total recognized in other comprehensive income	(902)	3,251

Total recognized in net periodic benefit cost
and other comprehensive income	$(171)	3,393

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2010 will be based on the average expected future service of plan participants.  The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2010 will be minimal.

Assumptions
	December 31,
	2009	2008
Weighted-average assumptions used to determine
benefit obligations:
Discount rate	5.75%	6.00%
Rate of compensation increase	n/a	n/a

	December 31,
	2009	2008	2007

Weighted-average assumptions used to determine
net periodic benefit cost:
Discount rate	6.00%	6.00%	6.00%
Expected long-term return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	n/a	n/a	4.50%

The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on the long-term investment policy of the plan and the various classes of invested funds, based on the input of the plan’s investment advisors and consulting actuary and the plan’s historic rate of return.  As of December 31, 2009, the plan’s average 10-year and inception-to-date returns were 1.89% and 6.53%, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In setting the annual discount rate assumption, the Pension Committee reviews the current 10 year and 30 year corporate bond yields, the current spread to treasuries and their relative change during the past twelve months. It also calculates the present value of the projected benefit payment stream based on the Citigroup Pension Discount Curve. Based on the facts and circumstances currently existing, the Pension Committee elected to use the Citigroup Pension Discount Curve.

In setting the annual portfolio rate of return assumption, the Pension Committee considers the Plan’s actual long-term performance, the portfolio’s current allocation and individual investment holdings, the Committee’s and the Investment Manager’s expectations for future long term investment strategy and expected performance, and the advice of consultants knowledgeable about overall market expectations and benchmark rates of return used by comparable companies.

Plan Assets

As discussed in Note 14, Fair Values of Financial Instruments, the Company adopted GAAP guidance which defines fair value and establishes a framework for measuring fair value of financial assets.  Using this guidance, the Company has categorized its pension plan assets into a three level hierarchy, based on the priority of inputs to the valuation process.  The fair value hierarchy classifications are reviewed annually. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes.  The following table sets forth the Company’s pension plan assets within the fair value hierarchy as of December 31, 2009.

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash	$1,185	1,185	-	-
Equity securities
Domestic	8,219	8,219	-	-
International	539	539	-	-
Debt securities
U.S. government agencies	3,761	-	3,761	-
Corporate bonds	1,350	-	1,350	-
Other	18	18	-	-

Total	$15,072	9,961	5,111	-

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

Cash and short-term investments.  The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

The plan’s weighted-average asset allocations by asset category are as follows:

	December 31,
	2009	2008	2007

Asset Category:
Equity securities	58%	58%	59%
Debt securities	34%	36%	35%
Cash and cash equivalents	8%	6%	6%

Total	100%	100%	100%

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

The Pension Plan is a highly diversified portfolio; the 67% of the pension assets not invested in cash or U.S. Government agencies is allocated among 154 different investments, with no single credit representing more than 2% of the fair value of the portfolio.  The investment policy statement sets forth the following acceptable ranges for each asset's class.

Acceptable Range

Asset Category:
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

The investment policy statement is reviewed annually to ensure that the objectives are met considering any changes in benefit plan design, market conditions, or other material considerations.

Contributions

The Company expects to contribute $776,000 to the plan during 2010 although additional amounts may be contributed.  The plan’s funding status is reviewed periodically throughout the year by the Company’s Pension Plan Committee.  The Company intends to contribute at least the minimum amounts necessary for tax compliance and to maintain an Adjusted Funding Target Attainment Percentage (AFTAP) of over 80% to meet the Pension Protection Act Plan’s threshold.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2010	$1,131
2011	1,202
2012	1,232
2013	1,249
2014	1,245
2015-2019	6,381

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also sponsors three non-qualified defined benefit pension plans. The first plan covers certain senior officers and provides benefits based on the participants' years of service and compensation.  The primary pension obligations and administrative responsibilities of the plan are maintained by a pension administration firm, which is a subsidiary of American National Insurance Company ("ANICO"), a related party. ANICO has guaranteed the payment of pension obligations under the plan.  However, the Company has a contingent liability with respect to the plan should these entities be unable to meet their obligations under the existing agreements. Also, the Company has a contingent liability with respect to the plan in the event that a plan participant continues employment with the Company beyond age seventy, the aggregate average annual participant salary increases exceed 10% per year, or any additional employees become eligible to participate in the plan.  If any of these conditions are met, the Company would be responsible for any additional pension obligations resulting from these items.  Amendments were made to this plan to allow an additional employee to participate and to change the benefit formula for the Chairman of the Company.  As previously mentioned, these additional obligations are a liability to the Company.  Effective December 31, 2004, this plan was frozen with respect to the continued accrual of benefits of the Chairman and the President of the Company in order to comply with law changes under the American Jobs Creation Act of 2004 ("Act").

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

A detail of plan disclosures related to the amendments of the original plan and the additional two plans is provided below:

Obligations and Funded Status

	December 31,
	2009	2008
	(In thousands)
Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$20,740	17,104
Service cost	149	586
Interest cost	1,234	1,190
Actuarial loss	1,257	3,764
Benefits paid	(1,982)	(1,904)

Projected benefit obligations at end of year	21,398	20,740

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Contributions	1,982	1,904
Benefits paid	(1,982)	(1,904)

Fair value of plan assets at end of year	-	-

Funded status at end of year	$(21,398)	(20,740)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2009	2008
	(In thousands)
Amounts recognized in the Company's consolidated
financial statements:
Assets	$-	-
Liabilities	(21,398)	(20,740)

Net amount recognized	$(21,398)	(20,740)

Amounts recognized in accumulated other
comprehensive income:
Net loss	$10,055	9,589
Prior service cost	1,512	2,551

Net amount recognized	$11,567	12,140

The accumulated benefit obligation was $18.9 million and $17.4 million at December 31, 2009 and 2008 respectively.

Components of Net Periodic Benefit Cost
	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Components of net periodic benefit cost:
Service cost	$149	586	773
Interest cost	1,233	1,190	962
Amortization of prior service cost	1,039	1,039	1,039
Amortization of net loss	792	707	404

Net periodic benefit cost	3,213	3,522	3,178

Other changes in plan assets and benefit obligations
recognized in other comprehensive income:
Net loss	1,257	3,764
Amortization of prior service cost	(1,039)	(1,039)
Amortization of net gain	(792)	(707)

Total recognized in other comprehensive income	(574)	2,018

Total recognized in net periodic benefit cost
and other comprehensive income	$2,639	5,540

The estimated net loss to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2010 will be based on the average expected future service of plan participants.  The estimated prior service cost to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2010 will be $0.5 million.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions
	December 31,
	2009	2008
Weighted-average assumptions used to determine
benefit obligations:
Discount rate	5.75%	6.00%
Rate of compensation increase	4.00%	4.00%

	December 31,
	2009	2008	2007

Weighted-average assumptions used to determine
net periodic benefit costs:
Discount rate	6.00%	6.00%	6.00%
Expected long-term return on plan assets	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%

The plan is unfunded and therefore no assumption has been made related to the expected long-term return on plan assets.

Plan Assets

The plan is unfunded and therefore had no assets at December 31, 2009 or 2008.

Contributions

The Company expects to contribute $2.0 million to the plan in 2010.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2010	$1,982
2011	1,982
2012	1,982
2013	1,982
2014	1,982
2015-2019	9,908

(B) Defined Contribution Pension Plans

In addition to the defined benefit pension plans, the Company sponsors a qualified 401(k) plan for substantially all employees and a non-qualified deferred compensation plan primarily for senior officers.  The Company made annual contributions to the 401(k) plan of one percent and two percent of each employee's compensation in 2009 and 2008, respectively.  Additional Company matching contributions of up to two percent of each employee's compensation are also made each year based on the employee's personal level of salary deferrals to the plan. All Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2009, 2008 and 2007, Company contributions totaled $351,000, $344,000 and $432,000, respectively.

The non-qualified deferred compensation plan was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional Company contributions. Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2009, 2008 and 2007, Company contributions totaled $60,000, $46,000 and $61,000, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C)  Defined Benefit Postretirement Plans

The Company sponsors two health care plans that were amended in 2004 to provide postretirement benefits to certain fully-vested individuals.  The plans are unfunded.  The Company uses a December 31 measurement date for the plans.  A detail of plan disclosures related to these plans is provided below:

Obligations and Funded Status
	December 31,
	2009	2008
	(In thousands)
Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$2,330	2,450
Interest cost	130	134
Actuarial (gain)	(105)	(195)
Benefits paid	(4)	(59)

Projected benefit obligations at end of year	2,351	2,330

Changes in plan assets:
Fair value of plan assets at beginning of year	-	-
Contributions	4	59
Benefits paid	(4)	(59)

Fair value of plan assets at end of year	-	-

Funded status at end of year	$(2,351)	(2,330)

	December 31,
	2009	2008
	(In thousands)
Amounts recognized in the Company's consolidated
financial statements:
Assets	$-	-
Liabilities	(2,351)	(2,330)

Net amount recognized	$(2,351)	(2,330)

Amounts recognized in accumulated other
comprehensive income:
Net loss	$171	277
Prior service cost	979	1,082

Net amount recognized	$1,150	1,359

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Benefit Cost
	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Components of net periodic benefit cost:
Interest cost	$130	134	141
Amortization of prior service costs	103	103	103
Amortization of net loss	-	7	29

Net periodic benefit cost	233	244	273

Other change in plan assets and benefit obligations
recognized in other comprehensive income:
Net (gain) loss	(106)	(195)
Amortization of prior service cost	(103)	(103)
Amortization of net gain	-	(7)

Total recognized in other comprehensive income	(209)	(305)

Total recognized in net periodic benefit cost
and other comprehensive income	$24	(61)

The estimated net loss to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2010 will be based on the average expected future service of plan participants.  The estimated prior service cost to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2010 will be $0.1 million.

Assumptions
	December 31,
	2009	2008
Weighted-average assumptions used to determine
benefit obligations:
Discount rate	5.75%	6.00%
Expected long-term return on plan assets	n/a	n/a

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2010 and future years.

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans.  A one percentage point change in assumed health care cost trend rates would have the following effects for the years ended December 31:

	2009		2008
	1% Point	1% Point	1% Point	1% Point
	Increase	Decrease	Increase	Decrease
	(In thousands)
Effect on total of service and interest
cost components	$24	(19)	20	(27)

Effect on postretirement benefit obligation	$445	(351)	472	(368)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

The plans are unfunded and therefore had no assets at December 31, 2009 and 2008.

Contributions

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2010	$86
2011	93
2012	101
2013	109
2014	117
2015-2019	743

(8) SHORT-TERM BORROWINGS

The Company has available a $40 million bank line of credit (with Moody National Bank, a related party) primarily for cash management purposes relating to investment transactions.  The Company is required to maintain a collateral security deposit in trust with the sponsoring bank equal to 110% of any outstanding liability. The Company had no outstanding liabilities with the bank at December 31, 2009 or 2008.  The Company had assets having an amortized value of $44.3 million on deposit with the lender at year end 2009.

(9) COMMITMENTS AND CONTINGENCIES

(A) Legal Proceedings

The Company was a defendant in a class action lawsuit initially filed on September 17, 2004, in the Superior Court of the State of California for the County of Los Angeles.  The California state court certified a class consisting of certain California policyholders age 65 and older alleging violations under California Business and Professions Code section 17200.  The court additionally certified a subclass of 36 policyholders alleging fraud against their agent, and vicariously against the Company.  The California Insurance Department had intervened in this case asserting that the Company has violated California insurance laws.  The parties to this case had been involved in court-ordered mediation and ongoing negotiations.  On February 22, 2010, the Company reported in a Form 8-K filing a settlement agreement with the plaintiffs and plaintiff in intervention providing a settlement benefit of approximately $17 million.  The settlement agreement is subject to final court approval.

The Company is a defendant in a second class action lawsuit pending as of June 12, 2006, in the U.S. District Court for the Southern District of California.  The case is titled In Re National Western Life Insurance Deferred Annuities Litigation and is in the discovery phase.  The complaint asserts claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust.  The Company believes that it has meritorious defenses in this case and intends to vigorously defend itself against the asserted claims.

The Company is the named Defendant in the case of Sheila Newman vs. National Western Life Insurance Company which alleged mishandling of policyholder funds by an agent.  On February 3, 2010, the 415th Judicial District Court of Parker County in Weatherford, Texas, entered a Final Judgment against the Company of approximately $208,000 for actual damages, attorney’s fees for preparation of trial, and prejudgment interest on the actual damages.  In addition, the Final Judgment included $150 million for exemplary damages. The Company will continue to vigorously defend this case by filing an appeal of the Final Judgment with the proper Court of Appeals in Texas.  The Company believes the Final Judgment is inconsistent with current state and federal laws and intends to establish on appeal that it is not liable for the Plaintiff’s actual or exemplary damages.

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

The amounts provided in the financial statements at December 31, 2009 of $23.0 million for the foregoing represent estimates made by the Company based upon current information and are subject to change as facts and circumstances change and develop.

In January 2009, the SEC published its newly adopted rule 151A, Indexed Annuities and Certain Other Insurance Contracts.  This rule defines “indexed annuities to be securities and thus subject to regulation by the SEC under federal securities laws”.  Currently indexed annuities sold by life insurance companies are regulated by the States as insurance products and Section 3(a)(8) of the Securities Act of 1933 provides an exemption for certain “annuity contracts,” “optional annuity contracts,” and other insurance contracts.  The Company and others subsequently filed suit in the U.S. Court of Appeals for the District of Columbia to overturn this rule.  The new rule was scheduled to be effective January 12, 2011, but is currently subject to legal challenges by National Western and other companies regarding its validity.  The SEC, in briefing regarding appropriate remedies, has “determined to consent to” a two year stay of Rule 151A’s effective date to run from the date of publication of a reissued or retained Rule 151A in the Federal Register.  In the event rule 151A is not overturned, it could have a material effect on our business, results of operations and financial condition.

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

The Company had $13.3 million of commitments to extend credit relating to mortgage loans at December 31, 2009. The Company evaluates each customer's creditworthiness on a case-by-case basis.

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

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations.  The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities.  As of December 31, 2009 and 2008, liabilities for guaranty association assessments totaled $2.1 million and $1.4 million, respectively. Other operating expenses related to state guaranty association assessments were minimal for the years ended December 31, 2009, 2008 and 2007.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(D) Leases

The Company leases its executive office building and various computers and other office related equipment under operating leases. Rental expenses for these leases were $0.9 million for the years ended December 31, 2009, 2008 and 2007.  Total future annual lease obligations as of December 31, 2009, are as follows:

2010	$212,640
2011	177,200
2012	-
2013 and thereafter	-

Total	$389,840

(E)  Compensation Plan

Effective January 1, 2006, the Company implemented a Non-Qualified Deferred Compensation Plan to provide incentive bonuses to eligible agents.  Agents qualify for participation by meeting certain sales goals each year.  Company contributions are subject to a vesting schedule based on the agents’ years of qualification in the plan.  The Company expects to contribute $0.9 million to the plan in 2010.

(10) STOCKHOLDERS' EQUITY

(A) Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Common stock shares outstanding:
Shares outstanding at beginning of year	3,626	3,622	3,621
Shares exercised under stock option plan	-	4	1

Shares outstanding at end of year	3,626	3,626	3,622

(B) Dividend Restrictions

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on statutory earnings and surplus levels of the Company.  The maximum dividend payment which may be made without prior approval in 2010 is $81.3 million.

On August 28, 2009, the Board of Directors of the Company declared a cash dividend to stockholders on record as of October 30, 2009 and payable November 30, 2009.  The dividends approved were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders.  A dividend in the same amounts per share on Class A and Class B shares was declared in August and paid in November 2008.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the current fair value method to measure compensation cost. As of December 31, 2009, the liability balance was $5.4 million versus $3.8 million as of December 31, 2008. A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
			Weighted-
	Shares		Average
	Available		Exercise
	For Grant	Shares	Price

Stock Options:
Balance at January 1, 2009	291,400	105,812	$174.33
Exercised	-	(235)	$92.13
Forfeited	800	(800)	$215.71
Expired	200	(200)	$150.00
Stock options granted	-	-	-

Balance at December 31, 2009	292,400	104,577	$174.24

	Stock Appreciation Rights Outstanding
		Weighted-
		Average
		Exercise
	Awards	Price

Stock Appreciation Rights:
Balance at January 1, 2009	2,750	$245.70
SARs granted February 19, 2009	38,393	$114.64

Balance at December 31, 2009	41,143	$123.40

The total intrinsic value of options exercised was zero and $2.8 million for the twelve months ended December 31, 2009 and 2008, respectively. The total share-based liabilities paid were $19,000 and $2.5 million for the twelve months ended December 31, 2009 and 2008, respectively. For the twelve months ended December 31, 2009 and 2008, the total cash received from the exercise of options under the Plan was zero and $0.4 million. The total fair value of shares vested during the twelve months ended December 31, 2009 and 2008 was $0.2 million and $2.0 million, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options and SARs outstanding at December 31, 2009.

	SARs Outstanding
		Weighted-
		Average
	Number	Remaining	Options
	Outstanding	Contractual Life	Exercisable
Exercise prices:
$ 92.13	9,959	1.3 years	9,959
95.00	6,000	1.5 years	6,000
150.00	51,850	4.3 years	32,650
255.13	27,768	8.3 years	-
208.05	9,000	8.5 years	1,800
236.00	1,250	8.6 years	-
251.49	1,000	8.7 years	-
256.00	500	8.7 years	-
114.64	38,393	9.1 years	-

Totals	145,720		50,409

Aggregate intrinsic value
(in thousands)	$4,772		$2,054

The aggregate intrinsic value in the table above is based on the closing stock price of $173.62 per share on December 31, 2009.

In estimating the fair value of the options outstanding at December 31, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	December 31,	December 31,
	2009	2008

Expected term of options	2 to 10 years	2 to 10 years
Expected volatility:
Range	28.48% to 80.02%	24.70% to 77.55%
Weighted-average	46.09%	37.10%
Expected dividend yield	0.21%	0.22%
Risk-free rate:
Range	0.99% to 3.84%	1.44% to 2.40%
Weighted-average	2.49%	1.94%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term.

The pre-tax compensation cost/(benefit) recognized in the financial statements related to the Plan was $1.6 million, $(1.4) million, and $(1.1) million for the years ended December 31, 2009, 2008 and 2007, respectively. The related tax (expense)/benefit recognized was $0.6 million, $(0.5) million and $(0.4) million for the years ended December 31, 2009, 2008 and 2007, respectively.

For the years ended December 31, 2009, 2008 and 2007, the total compensation cost related to nonvested options not yet recognized was $3.3 million, $1.3 million and $1.1 million, respectively.  This amount is expected to be recognized over a weighted-average period of 2.4 years.  The Company recognizes compensation cost over the graded vesting periods.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) EARNINGS PER SHARE

Earnings per share amounts for the Company are presented using two different computations.  Basic earnings per share excludes dilutive effects of certain securities or contracts, such as stock options, and is computed by dividing income available to each class of common stockholders on an as if distributed basis by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, that then shared in the distributed earnings of each class of common stock. Stock options not included in the weighted-average number of diluted shares, because such shares would have been anti-dilutive, were immaterial.  U.S. GAAP requires a two-class presentation for the Company’s two classes of common stock (Note 6, Transactions with Controlling Stockholder).  Accordingly, the earnings per share for both Class A and Class B are presented.  The following table sets forth the computations of basic and diluted earnings per share.

	Years Ended December 31,
	2009		2008		2007
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and
Diluted Earnings Per Share:
Net income	$45,484		33,642		85,371
Dividends – Class A shares	(1,233)		(1,233)		(1,232)
Dividends – Class B shares	(36)		(36)		(36)

Undistributed income	$44,215		32,373		84,103

Allocation of net income:
Dividends	$1,233	36	1,233	36	1,232	36
Allocation of undistributed
income	42,961	1,254	31,455	918	81,715	2,388

Net income	$44,194	1,290	32,688	954	82,947	2,424

Denominator:
Basic earnings per share -
weighted-average shares	3,426	200	3,425	200	3,422	200
Effect of dilutive
stock options	7	-	23	-	42	-

Diluted earnings per share -
adjusted weighted-average
shares for assumed
conversions	3,433	200	3,448	200	3,464	200

Basic Earnings Per Share	$12.90	6.45	9.54	4.77	24.24	12.12

Diluted Earnings Per Share	$12.87	6.45	9.48	4.77	23.95	12.12

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) COMPREHENSIVE INCOME

GAAP guidance requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  This guidance requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

This guidance affects the Company's reporting presentation of certain items such as foreign currency translation adjustments, unrealized gains and losses on investment securities, and minimum pension liabilities.  These items are reflected as components of other comprehensive income (loss), as reported in the accompanying consolidated financial statements.  Components of other comprehensive income (loss) for 2009, 2008 and 2007 and the related tax effect are detailed below.

	Amounts	Tax	Amounts
	Before	(Expense)	Net of
	Taxes	Benefit	Taxes
	(In thousands)

2009:
Unrealized gains (losses) on securities, net of effects
of deferred costs of $(108,615):
Net unrealized holding gains (losses)
arising during period	$127,210	(44,524)	82,686
Unrealized liquidity losses	(5,097)	1,785	(3,312)
Reclassification adjustment for net
losses (gains) included in net earnings	4,240	(1,484)	2,756
Amortization of net unrealized (losses) gains
related to transferred securities	(52)	18	(34)

Net unrealized gains (losses) on securities	126,301	(44,205)	82,096

Foreign currency translation adjustments	(113)	40	(73)
Pension liability adjustment	1,685	(590)	1,095

Other comprehensive income	$127,873	(44,755)	83,118

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amounts	Tax	Amounts
	Before	(Expense)	Net of
	Taxes	Benefit	Taxes
	(In thousands)

2008:
Unrealized (losses) gains on securities, net of effects
of deferred costs of $70,524:
Net unrealized holding (losses) gains
arising during period	$(102,752)	35,963	(66,789)
Reclassification adjustment for net
losses (gains) included in net earnings	18,256	(6,390)	11,866
Amortization of net unrealized (losses) gains
related to transferred securities	(47)	16	(31)

Net unrealized (losses) gains on securities	(84,543)	29,589	(54,954)

Foreign currency translation adjustments	(172)	60	(112)
Pension liability adjustment	(4,965)	1,738	(3,227)

Other comprehensive (loss) income	$(89,680)	31,387	(58,293)

	Amounts	Tax	Amounts
	Before	(Expense)	Net of
	Taxes	Benefit	Taxes
	(In thousands)

2007:
Unrealized gains (losses) on securities, net of effects
of deferred costs of $(4,415):
Net unrealized holding gains (losses)
arising during period	$1,593	(558)	1,035
Reclassification adjustment for net
(gains) losses included in net earnings	(4,773)	1,670	(3,103)
Amortization of net unrealized gains (losses)
related to transferred securities	160	(56)	104

Net unrealized (losses) gains on securities	(3,020)	1,056	(1,964)

Foreign currency translation adjustments	(68)	24	(44)
Pension liability adjustment	(2,040)	714	(1,326)

Other comprehensive (loss) income	$(5,128)	1,794	(3,334)

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

A summary of segment information, prepared in accordance with GAAP guidance, is provided below.

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)
2009:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$50,093	207,337	491,242	-	748,672
Total segment assets	383,844	1,056,087	5,955,734	107,581	7,503,246
Future policy benefits	315,430	654,506	5,151,898	-	6,121,834
Other policyholder liabilities	12,021	19,757	97,153	-	128,931

Condensed Income Statements:
Premiums and contract
revenues	$34,414	104,016	24,264	-	162,694
Net investment income	19,498	44,540	317,703	11,790	393,531
Other revenues	25	68	1,535	15,720	17,348
Total revenues	53,937	148,624	343,502	27,510	573,573
Life and other policy benefits	13,884	19,522	15,666	(75)	48,997
Amortization of deferred
policy acquisition costs and deferred sale inducement	16,423	41,849	56,891	-	115,163
Universal life and annuity
contract interest	9,014	45,868	187,934	-	242,816
Other operating expenses	13,968	19,048	44,227	14,949	92,192
Federal income taxes	222	7,674	13,324	4,342	25,562
Total expenses	53,511	133,961	318,042	19,216	524,730
Segment earnings	$426	14,663	25,460	8,294	48,843

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)
2008:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$64,748	222,263	535,928	-	822,939
Total segment assets	397,413	842,119	5,369,920	127,189	6,736,641
Future policy benefits	319,485	598,843	4,644,170	-	5,562,498
Other policyholder liabilities	10,456	16,397	105,110	-	131,963

Condensed Income Statements:
Premiums and contract
revenues	$27,919	97,661	25,596	-	151,176
Net investment income	20,254	17,350	226,683	9,075	273,362
Other revenues	20	62	232	12,455	12,769
Total revenues	48,193	115,073	252,511	21,530	437,307
Life and other policy benefits	14,478	21,292	3,990	(1)	39,759
Amortization of deferred
policy acquisition costs and deferred sale inducement	12,416	37,525	77,219	1	127,161
Universal life and annuity
contract interest	9,171	16,803	112,986	-	138,960
Other operating expenses	11,057	16,502	16,685	11,386	55,630
Federal income taxes	354	7,601	13,789	3,363	25,107
Total expenses	47,476	99,723	224,669	14,749	386,617
Segment earnings	$717	15,350	27,842	6,781	50,690

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)
2007:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$58,883	204,322	505,629	-	768,834
Total segment assets	399,097	796,012	5,500,226	106,039	6,801,374
Future policy benefits	320,287	556,893	4,703,363	-	5,580,543
Other policyholder liabilities	9,641	16,729	94,030	-	120,400

Condensed Income Statements:
Premiums and contract
revenues	$25,879	88,782	24,529	-	139,190
Net investment income	18,863	24,690	266,953	7,631	318,137
Other revenues	41	126	920	12,596	13,683
Total revenues	44,783	113,598	292,402	20,227	471,010
Life and other policy benefits	14,922	22,810	3,594	-	41,326
Amortization of deferred
policy acquisition costs and deferred sale inducement	7,998	24,959	55,456	-	88,413
Universal life and annuity
contract interest	9,463	20,993	133,935	-	164,391
Other operating expenses	11,898	15,271	16,931	11,030	55,130
Federal income taxes	160	9,386	26,187	2,919	38,652
Total expenses	44,441	93,419	236,103	13,949	387,912
Segment earnings	$342	20,179	56,299	6,278	83,098

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations of segment information to the Company's consolidated financial statements are provided below.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$162,694	151,176	139,190
Net investment income	393,531	273,362	318,137
Other income	17,348	12,769	13,683
Realized (losses) gains on investments	(5,167)	(26,228)	3,497

Total consolidated premiums and other revenue	$568,406	411,079	474,507

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$25,562	25,107	38,652
Taxes on realized (losses) gains on investments	(1,808)	(9,180)	1,224

Total taxes on consolidated net earnings	$23,754	15,927	39,876

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Net Earnings:
Total segment earnings	$48,843	50,690	83,098
Realized (losses) gains on investments, net of taxes	(3,359)	(17,048)	2,273

Total consolidated net earnings	$45,484	33,642	85,371

	December 31,
	2009	2008	2007
	(In thousands)
Assets:
Total segment assets	$7,503,246	6,736,641	6,801,374
Other unallocated assets	15,489	49,839	33,952

Total consolidated assets	$7,518,735	6,786,480	6,835,326

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B) Geographic Information

A significant portion of the Company's premiums and contract revenues are from countries other than the United States. Premiums and contract revenues detailed by country are provided below.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

United States	$69,323	66,091	61,637
Brazil	31,370	25,786	20,161
Taiwan	13,297	12,246	10,098
Argentina	9,711	9,352	8,987
Chile	9,482	9,245	8,465
Venezuela	8,740	8,739	7,925
Other foreign countries	41,426	40,150	38,238

Revenues, excluding reinsurance premiums	183,349	171,609	155,511
Reinsurance premiums	(20,655)	(20,433)	(16,321)

Total premiums and contract revenues	$162,694	151,176	139,190

Premiums and contract revenues are attributed to countries based on the location of the policyholder. The Company has no significant assets, other than financial instruments, located in countries other than the United States.

(C) Major Agency Relationships

A significant portion of the Company's premiums and deposits were sold through two independent marketing agencies in recent years. Combined business from these agencies accounted for approximately 24%, 22% and 22% of total direct premium revenues and universal life and annuity contract deposits in 2009, 2008 and 2007, respectively.

(14) FAIR VALUES OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted FASB guidance which defines fair value, establishes a framework for measuring fair value under GAAP, and requires additional disclosures about fair value measurements.  In compliance with this GAAP guidance, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three level hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

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
Level 3:  Fair value is based on significant unobservable inputs which reflect the entity’s or third party pricing service’s assumptions about the assumptions market participants would use in pricing an asset or liability. The Company’s Level 3 assets include certain equity securities and certain less liquid or private fixed maturity debt securities where significant valuation inputs cannot be corroborated with market observable data.  The Company’s Level 3 liabilities consist of share-based compensation obligations.  Valuations are estimated based on non-binding broker prices or internally developed valuation models or methodologies, discounted cash flow models and other similar techniques.

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,036,065	-	2,019,415	16,650
Equity securities, available for sale	14,014	5,536	1,321	7,157
Derivatives	89,915	-	89,915	-

Total assets	$2,139,994	5,536	2,110,651	23,807

Policyholder account balances (a)	$88,492	-	88,492	-
Other liabilities (b)	5,373	-	-	5,373

Total liabilities	$93,865	-	88,492	5,373

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

	For the Twelve Months Ended December 31, 2009
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	For Sale	For Sale	Assets	Liabilities
	(In thousands)

Beginning balance, January 1, 2009	$10,242	7,190	17,432	3,787
Total realized and unrealized gains (losses):
Included in net income	-	-	-	1,605
Included in other comprehensive loss	(16)	(33)	(49)	-
Purchases, sales, issuances and settlements, net	(926)	-	(926)	(19)
Transfers into (out of) Level 3	7,350	-	7,350	-

Ending balance, December 31, 2009	$16,650	7,157	23,807	5,373

Amount of total gains (losses) for the period
included in net income attributable to the change
in unrealized gains (losses) relating to assets still
held as of December 31, 2009	$-	-	-	1,534

Realized gains (losses) on Level 3 assets and liabilities are reported in the consolidated statements of earnings as net investment gains (losses). Unrealized gains (losses) on debt and equity securities are reported as other comprehensive income (loss) within stockholders’ equity.

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

The carrying amounts and fair values of the Company's financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Values	Values	Values	Values
	(In thousands)

ASSETS
Investments in debt and equity securities:
Securities held to maturity	$4,176,661	4,331,077	3,831,417	3,727,353
Securities available for sale	2,050,079	2,050,079	1,745,266	1,745,266

Cash and short-term investments	108,866	108,866	67,796	67,796
Mortgage loans	98,200	97,763	90,733	90,884
Policy loans	78,336	78,336	79,277	79,277
Other loans	11,611	13,304	1,541	1,572
Derivatives	89,915	89,915	11,920	11,920
Life interest in Libbie Shearn
Moody Trust	981	12,775	1,302	12,775

LIABILITIES
Deferred annuity contracts	$4,756,142	4,438,834	4,324,702	3,997,005
Immediate annuity and
supplemental contracts	465,471	450,154	388,486	409,553

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

(15)  DERIVATIVE INVESTMENTS

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

The Company purchases over-the-counter index options, which are derivative financial instruments, to hedge the equity return component of its fixed-indexed annuity and life products. The index options act as hedges to match closely the returns on the underlying index or indices. The amounts which may be credited to policyholders are linked, in part, to the returns of the underlying index or indices. As a result, changes to policyholders' liabilities are substantially offset by changes in the value of the options. Cash is exchanged upon purchase of the index options and no principal or interest payments are made by either party during the option periods. Upon maturity or expiration of the options, cash may be paid to the Company depending on the performance of the underlying index or indices and terms of the contract.

The Company does not elect hedge accounting relative to these derivative instruments. The index options are reported at fair value in the accompanying consolidated financial statements. The changes in the values of the index options and the changes in the policyholder liabilities are both reflected in the consolidated statement of earnings. Any changes relative to the embedded derivatives associated with policy contracts are reflected in contract interest in the consolidated statement of earnings. Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in values, are reflected as net investment income in the consolidated statement of earnings.

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings. In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which may further reduce the Company's credit exposure.

The tables below present the fair value of derivative instruments.

	December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
		(In thousands)		(In thousands)
Derivatives not designated as
hedging instruments

Equity index options	Derivatives,
	Index Options	$89,915

			Universal Life
			and Annuity
Fixed-indexed products			Contracts	$88,492

Total		$89,915		$88,492

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2008
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
		(In thousands)		(In thousands)
Derivatives not designated as
hedging instruments

Equity index options	Derivatives,
	Index Options	$11,920

			Universal Life
			and Annuity
Fixed-indexed products			Contracts	$19,377

Total		$11,920		$19,377

The table below presents the effect of derivative instruments in the consolidated statement of earnings for the twelve months ended December 31, 2009.

		Amount of Gain
		or (Loss)
		Recognized In
Derivatives Not Designated	Location of Gain or (Loss) Recognized	Income on
as Hedging Instruments	In Income on Derivatives	Derivatives
		(In thousands)

Equity index options	Net investment income	$45,345

Fixed-indexed products	Universal life and annuity contract interest	(69,115)

		$(23,770)

(16) RELATED PARTY TRANSACTIONS

Robert L. Moody, Jr. ("Mr. Moody, Jr.") is the son of Robert L. Moody, the Company's Chairman and Chief Executive Officer, and is the brother of Ross R. Moody, the Company's President and Chief Operating Officer, and of Russell S. Moody and Frances A. Moody-Dahlberg who serve as directors of National Western.

Mr. Moody, Jr. wholly owns an insurance marketing organization that maintains agency contracts with National Western pursuant to which agency commissions are paid in accordance with the Company's standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are paid in accordance with standard commission schedules. In 2009, commissions paid under these agency contracts aggregated approximately $249,000.  In his capacity as an insurance marketing organization with the Company, Mr. Moody, Jr. also received marketing consulting fees of $48,000 and use of a Company vehicle valued at $4,000.

Mr. Moody, Jr. further serves as the agent of record for several of the Company's benefit plans including the self-insured health plan for which Mr. Moody, Jr. provides utilization review services through a wholly-owned utilization review company.  In 2009, amounts paid to Mr. Moody, Jr. as commissions and service fees pertaining to the Company's benefit plans approximated $58,000.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mr. Moody, Jr. is an Advisory Director of a wholly owned subsidiary of the Company.  As an Advisory Director, Mr. Moody, Jr. received director fees of $500 during 2009, and $13,351 of Company paid guest travel to attend Company sales conferences and functions.

During 2009, management fees totaling $628,848 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to downstream nursing home subsidiaries of National Western.  RMS is 1% owned by general partner RCC Management Services, Inc. ("RCC"), and 99% owned by limited partner, Three R Trusts.  RCC is 100% owned by the Three R Trusts.  The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg).  Charles D. Milos, Senior Vice President-Mortgage Loans and Real Estate, and a director of the Company, is a director and President of RCC.  Ellen C. Otte, Assistant Secretary of the Company, is a director and Secretary of RCC.

The Company holds a common stock investment totaling approximately 9.4% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2009.  Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 98% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). The Company utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to the Company's defined benefit and contribution plans.  Effective November 1, 2008, the Company entered into a 36 month sublease on one of the Company’s leased office locations for $6,000 per month with Moody National Bank.  Robert L. Moody, the Company’s Chairman and Chief Executive Officer, serves as Chairman of the Board and Chief Executive Officer of MNB. The ultimate controlling person of MNB is the Three R Trusts. During 2009, fees totaling $181,708 were paid to MNB with respect to these services.

During 2009, the Company paid American National Insurance Company (“ANICO”) $237,828 in premiums for certain company sponsored benefit plans and $1,248,009 in reimbursements  for claim costs for which ANICO provides third party administrative services. ANICO paid the Company $1,300,010 in premiums for its company sponsored benefit plans. Robert L. Moody, the Company’s Chairman and Chief Executive Officer is also ANICO’s Chairman and Chief Executive Officer.

(17) UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations for 2009 are summarized as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share data)

2009:
Revenues	$111,557	140,667	162,809	153,373

Earnings (loss)	$15,028	18,842	(1,114)	12,728

Basic earnings (loss) per share:
Class A	$4.26	5.34	(0.32)	3.61
Class B	$2.13	2.67	(0.16)	1.81

Diluted earnings (loss) per share:
Class A	$4.26	5.34	(0.32)	3.59
Class B	$2.13	2.67	(0.16)	1.81

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quarterly results of operations for 2008 are summarized as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share data)

2008:
Revenues	$98,637	113,381	87,960	111,100

Earnings (loss)	$14,446	18,142	(9,800)	10,853

Basic earnings (loss) per share:
Class A	$4.10	5.15	(2.78)	3.08
Class B	$2.05	2.57	(1.39)	1.54

Diluted earnings (loss) per share:
Class A	$4.07	5.10	(2.78)	3.06
Class B	$2.05	2.57	(1.39)	1.54

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

(18)  SUBSEQUENT EVENTS

The Company is the named Defendant in the case of Sheila Newman vs. National Western Life Insurance Company which alleged mishandling of policyholder funds by an agent.  On February 3, 2010, the 415th Judicial District Court of Parker County in Weatherford, Texas, entered a Final Judgment against the Company of approximately $208,000 for actual damages, attorney’s fees for preparation of trial, and prejudgment interest on the actual damages.  In addition, the Final Judgment included $150 million for exemplary damages. The Company will continue to vigorously defend this case by filing an appeal of the Final Judgment with the proper Court of Appeals in Texas.  The Company believes the Final Judgment is inconsistent with current state and federal laws and intends to establish on appeal that it is not liable for the Plaintiff’s actual or exemplary damages.

The amounts provided in the financial statements at December 31, 2009 for the foregoing represent estimates made by the Company based upon current information and are subject to change as facts and circumstances change and develop.

On January 12, 2010, an earthquake occurred in the country of Haiti.  The Company has a contract with a general agency in Port-au-Prince to sell its life and annuity products to the citizens of Haiti.  As of the date of this report on Form 10-K, the Company has received claims for death benefit proceeds of less than $2.5 million after reinsurance.  While further claims for benefits may be reported, it is not anticipated that such amounts will be significant.

On February 27, 2010, an earthquake occurred in the country of Chile along with multiple after shock tremblers.  The Company accepts applications from and issues policies to residents of Chile and has approximately $1.0 billion of life insurance in force with residents of the country.  While the series of earthquakes may result in an incidence of reported death claims and other policy related expense, the Company’s initial analysis of its exposure indicates that such amounts are not expected to be significant.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES SCHEDULE I SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES December 31, 2009 (In thousands)

	(1)	Fair	Balance Sheet
Type of Investment	Cost	Value	Amount
Fixed maturity bonds:
Securities held to maturity:
United States government and government
agencies and authorities	$105,092	107,133	105,092
States, municipalities, and political subdivisions	140,393	141,718	140,393
Foreign governments	9,963	10,755	9,963
Public utilities	625,661	658,109	625,661
Corporate	1,511,565	1,555,016	1,511,565
Mortgage-backed	1,730,319	1,810,715	1,730,319
Asset-backed	53,668	47,631	53,668
Total securities held to maturity	4,176,661	4,331,077	4,176,661

Securities available for sale:
United States government and government
agencies and authorities	-	-	-
States, municipalities, and political subdivisions	20,490	18,971	18,971
Foreign Government	10,358	11,317	11,317
Public utilities	322,653	338,729	338,729
Corporate	1,349,878	1,409,860	1,409,860
Mortgage-backed	233,841	236,984	236,984
Asset-backed	24,192	20,204	20,204
Total securities available for sale	1,961,412	2,036,065	2,036,065
Total fixed maturity bonds	6,138,073	6,367,142	6,212,726

Equity securities:
Securities available for sale:
Common stocks:
Public utilities	980	1,218	1,218
Banks, trust and insurance companies (2)	40	55	55
Corporate	3,017	3,765	3,765
Preferred stocks	1,721	1,819	1,819
Total equity securities	5,758	6,857	6,857

Derivatives	89,915		89,915
Mortgage loans	98,200		98,200
Policy loans	78,336		78,336
Other long-term investments (3)	32,829		32,829
Total investments other than
investments in related parties	$6,443,111		6,518,863

Notes:
(1) Bonds are shown at amortized cost, mortgage loans are shown at unpaid principal balances before allowances for possible losses, and real estate is stated at cost before allowances for possible losses.
(2) Equity securities with related parties having a cost of $0.2 million and balance sheet amount of $7.2 million have been excluded.
(3) Real estate acquired by foreclosure included in other long-term investments is as follows: cost $2.8 million; balance sheet amount $2.4 million.

See accompanying report of Independent Registered Public Accounting Firm.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands)

		(1)
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Reductions	Transfers	Period

Valuation accounts deducted
from applicable assets:

Allowance for possible
losses on mortgage loans:

December 31, 2009	$4,587	446	-	-	5,033

December 31, 2008	$3,567	1,020	-	-	4,587

December 31, 2007	$2,100	1,467	-	-	3,567

Allowance for possible
losses on real estate:

December 31, 2009	$-	-	-	-	-

December 31, 2008	$-	-	-	-	-

December 31, 2007	$-	-	-	-	-

Notes:
(1) These amounts were recorded to realized (gains) losses on investments.

See accompanying report of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: March 16, 2010	/S/Robert L. Moody
By: Robert L. Moody, Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/S/Robert L. Moody	Chairman of the Board and	March 16, 2010
Robert L. Moody	Chief Executive Officer, and Director
(Principal Executive Officer)

/S/ Ross R. Moody	President and Chief Operating Officer, and Director	March 16, 2010
Ross R. Moody

/S/ Brian M. Pribyl	Senior Vice President - Chief Financial	March 16, 2010
Brian M. Pribyl	Officer, and Treasurer
(Principal Financial Officer)

/S/Michael G. Kean	Vice President, Controller & Assistant Treasurer	March 16, 2010
Michael G. Kean	(Principal Accounting Officer)

/S/Stephen E. Glasgow	Director	March 16, 2010
Stephen E. Glasgow

/S/E. Douglas McLeod	Director	March 16, 2010
E. Douglas McLeod

/S/Charles D. Milos	Director	March 16, 2010
Charles D. Milos

/S/Frances A. Moody-Dahlberg	Director	March 16, 2010
Frances A. Moody-Dahlberg

/S/Russell S. Moody	Director	March 16, 2010
Russell S. Moody

/S/Louis E. Pauls, Jr.	Director	March 16, 2010
Louis E. Pauls, Jr.

/S/E.J. Pederson	Director	March 16, 2010
E.J. Pederson