Form 10-Q
period 2010-03-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2010-05-17
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of May 11, 2010, the number of shares of Registrant's common stock outstanding was: Class A – 3,425,966 and Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	March 31,	December 31,
ASSETS	2010	2009

Investments:
Securities held to maturity, at amortized cost (fair value: $4,585,620 and $4,331,077)	$4,365,685	4,176,661
Securities available for sale, at fair value (cost: $2,038,142 and $1,967,365)	2,156,231	2,050,079
Mortgage loans, net of allowance for possible losses ($5,418 and $5,033)	108,659	98,200
Policy loans	79,294	78,336
Derivatives, index options	83,348	89,915
Other long-term investments	31,822	32,829

Total Investments	6,825,039	6,526,020

Cash and short-term investments	51,690	108,866
Deferred policy acquisition costs	624,025	626,440
Deferred sales inducements	122,810	122,232
Accrued investment income	76,571	71,572
Other assets	68,949	63,605

	$7,769,084	7,518,735

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2010	2009

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$135,216	133,169
Universal life and annuity contracts	6,167,220	5,988,665
Other policyholder liabilities	143,121	128,931
Deferred Federal income tax liability	38,328	32,818
Federal income tax payable	9,622	13,197
Other liabilities	130,735	107,902

Total liabilities	6,624,242	6,404,682

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,425,966 issued and outstanding in 2010 and 2009	3,426	3,426
Class B - $1 par value; 200,000 shares authorized, issued, and outstanding in 2010 and 2009	200	200
Additional paid-in capital	36,680	36,680
Accumulated other comprehensive income	30,141	17,760
Retained earnings	1,074,395	1,055,987

Total stockholders’ equity	1,144,842	1,114,053

	$7,769,084	7,518,735

Note:  The condensed consolidated balance sheet at December 31, 2009, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
(In thousands, except per share amounts)

	2010	2009

Premiums and other revenue:
Traditional life and annuity premiums	$3,617	4,131
Universal life and annuity contract charges	32,094	38,571
Net investment income	102,850	70,606
Other income	6,152	3,594
Net realized investment losses:
Total other-than-temporary impairment (“OTTI”) losses	(8,470)	(5,280)
Portion of OTTI losses recognized in other comprehensive income	8,248	-
Net OTTI losses recognized in earnings	(222)	(5,280)
Other net investment losses	(207)	(65)
Total net realized investment losses	(429)	(5,345)

Total revenues	144,284	111,557

Benefits and expenses:
Life and other policy benefits	13,287	13,028
Amortization of deferred policy acquisition costs and deferred sales inducements	23,769	27,948
Universal life and annuity contract interest	62,701	35,266
Other operating expenses	17,316	12,713

Total benefits and expenses	117,073	88,955

Earnings before Federal income taxes	27,211	22,602

Federal income taxes	8,803	7,574

Net earnings	$18,408	15,028

Basic Earnings Per Share:
Class A	$5.22	4.26
Class B	$2.61	2.13

Diluted Earnings Per Share:
Class A	$5.20	4.26
Class B	$2.61	2.13

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009

Net earnings	$18,408	15,028

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains on securities:
Net unrealized holding gains arising during period	15,692	7,645
Net unrealized liquidity losses	(3,313)	-
Reclassification adjustment for net amounts included in net earnings	(141)	2,701
Amortization of net unrealized losses (gains) related to transferred securities	7	(32)

Net unrealized gains on securities	12,245	10,314

Foreign currency translation adjustments	(153)	(5)

Benefit plans:
Amortization of net prior service cost and net gain	290	412

Other comprehensive gain	12,382	10,721

Comprehensive income	$30,790	25,749

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009
Common stock:
Balance at beginning of period	$3,626	3,626
Shares exercised under stock option plan	-	-

Balance at end of period	3,626	3,626

Additional paid-in capital:
Balance at beginning of period	36,680	36,680
Shares exercised under stock option plan	-	-

Balance at end of period	36,680	36,680

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	31,639	(53,770)
Change in unrealized gains (losses) during period	11,871	10,314

Balance at end of period	43,510	(43,456)

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(2,751)	-
Amortization	40	-
Other-than-temporary impairments	(26)	-
Additional credit loss on previously impaired securities	45	-
Change in shadow deferred policy acquisition costs	(18)	-

Balance at end of period	(2,710)	-

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(562)	-
Other-than-temporary impairments	-	-
Recoveries	332	-

Balance at end of period	(230)	-

Foreign currency translation adjustments:
Balance at beginning of period	2,893	2,966
Change in translation adjustments during period	(153)	(5)

Balance at end of period	2,740	2,961

Benefit plan liability adjustment:
Balance at beginning of period	(13,459)	(14,554)
Amortization of net prior service cost and net gain	290	412

Balance at end of period	(13,169)	(14,142)

Accumulated other comprehensive income (loss) at end of period	30,141	(54,637)

(Continued on Next Page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, CONTINUED
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009

Retained earnings:
Balance at beginning of period	1,055,987	1,011,265
Net earnings	18,408	15,028

Balance at end of period	1,074,395	1,026,293

Total stockholders’ equity	$1,144,842	1,011,962

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009

Cash flows from operating activities:
Net earnings	$18,408	15,028
Adjustments to reconcile net earnings to net cash
from operating activities:
Universal life and annuity contract interest	62,701	35,266
Surrender charges and other policy revenues	(9,767)	(15,598)
Realized losses on investments	429	5,345
Accrual and amortization of investment income	(559)	(1,427)
Depreciation and amortization	(2,173)	(2,062)
Decrease in value of index options	5,788	1,365
Increase in deferred policy acquisition and sales inducement costs	(14,218)	(4,516)
Increase in accrued investment income	(4,999)	(1,700)
Increase in other assets	(2,792)	(6,930)
Increase (decrease) in liabilities for future policy benefits	2,046	(170)
Increase in other policyholder liabilities	16,407	7,679
(Decrease) increase in Federal income tax liability	(4,657)	7,211
Increase in other liabilities	9,748	589
Other, net	-	29

Net cash provided by operating activities	76,362	40,109

Cash flows from investing activities:
Proceeds from sales of:
Securities available for sale	13,899	11,595
Other investments	1,172	1,820
Proceeds from maturities and redemptions of:
Securities held to maturity	217,556	310,381
Securities available for sale	22,591	38,830
Index options	10,167	11,605
Purchases of:
Securities held to maturity	(393,786)	(416,297)
Securities available for sale	(106,699)	(49,420)
Other investments	(9,912)	(10,120)
Principal payments on mortgage loans	9,017	1,493
Cost of mortgage loans acquired	(19,836)	(2,513)
(Increase) decrease in policy loans	(958)	1,978

Net cash used in investing activities	(256,789)	(100,648)

(Continued on Next Page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	$274,820	166,815
Return of account balances on universal life and annuity contracts	(151,416)	(145,978)

Net cash provided by financing activities	123,404	20,837

Effect of foreign exchange	(153)	(5)

Net decrease in cash and short-term investments	(57,176)	(39,707)
Cash and short-term investments at beginning of period	108,866	67,796

Cash and short-term investments at end of period	$51,690	28,089

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$10	10
Income taxes	13,700	582

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of National Western Life Insurance Company and its subsidiaries (“Company”) as of March 31, 2010, and the results of its operations and its cash flows for the three months ended March 31, 2010 and 2009.  The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov.

The accompanying condensed consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly-owned subsidiaries: The Westcap Corporation, NWL Investments, Inc., NWL Services, Inc., NWL Financial, Inc., NWLSM, Inc. and Regent Care San Marcos Holdings, LLC.  All significant intercorporate transactions and accounts have been eliminated in consolidation.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods.   Actual results could differ from those estimates. Significant estimates in the accompanying condensed consolidated financial statements include (1) liabilities for future policy benefits, (2) valuation of derivative instruments, (3) recoverability and amortization of deferred policy acquisition costs, (4) commitments and contingencies, (5) valuation allowances for deferred tax assets, (6) other-than-temporary impairment losses on debt securities and (7) valuation allowances for mortgage loans and real estate.

The Company is implementing new actuarial reserving systems that enhance its ability to provide better estimates used in establishing future policy liabilities, monitor the deferred acquisition cost asset and the deferred sales asset as well as support other actuarial processes within the Company. The implementation of these new reserving systems for specific blocks of business began in the second quarter of 2009 and is expected to be completed in 2010.  As the Company applies these new systems to a line of business, current reserving assumptions are reviewed and updated as appropriate. During the three months ended March 31, 2010 a correction was made to a surrender charge assumption for future years on one deferred annuity product line.  This change resulted in an unlocking adjustment that increased the current period’s Deferred Policy Acquisition Costs (“DPAC”) amortization expense by $2.7 million.  As the amount of the correction was determined to have occurred over the course of multiple previous reported periods, it was concluded that the amount of the correction was immaterial to the financial results reported in any of these periods, as well as the current period.

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

In March 2008, the FASB issued new guidance to require companies with derivative instruments to disclose information about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance became effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company adopted it on January 1, 2009 with no material impact on the consolidated financial statements.  See Note 10, Fair Values of Financial Instruments, for additional information pertaining to this guidance.

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

In December 2008, the FASB issued new guidance which requires information to be disclosed on an annual basis pertaining to postretirement benefit plan assets. The Company would be required to separate plan assets into the three fair value hierarchy levels and provide a rollforward of the changes in fair value of plan assets classified as Level 3. The disclosures about plan assets were effective for fiscal years ending after December 15, 2009.  Adoption of this guidance had no effect on the Company’s consolidated financial condition and results of operations.

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

In March 2009, the FASB issued new guidance establishing enhanced disclosures regarding an entity’s derivative and hedging activity to enable investors to better understand the effects on an entity’s financial position, financial performance, and cash flows.  The Company adopted the guidance as of January 1, 2009. See Note 11, Derivative Investments, for disclosures regarding derivative instruments and hedging activities.

On April 9, 2009 the FASB issued new guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased, and includes guidance on identifying circumstances that indicate a transaction is not orderly.  This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability, and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009.  As further discussed in Note 10, Fair Values of Financial Instruments, the adoption of this guidance did not have a material impact on the Company’s consolidated financial condition and results of operations.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On April 9, 2009 the FASB issued new guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It was effective for the Company as of June 30, 2009 and did not have a significant impact on the consolidated financial position or results of operations.  See Note 10, Fair Values of Financial Instruments, for additional disclosures.

On April 9, 2009 the FASB issued new guidance which amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational, and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance was effective for the Company as of June 30, 2009. The impact of its adoption is discussed in Note 9, Investments.

On May 28, 2009 the FASB issued new guidance establishing general standards of accounting for the disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued.  It was effective for the Company as of June 30, 2009 and did not have a significant impact on the consolidated financial position or results of operations.

On June 12, 2009 the FASB issued new guidance that changes the way entities account for securitizations and special purpose entities. The guidance is effective as of the beginning of the Company’s first annual reporting period beginning after November 15, 2009.  The adoption of this guidance did not have a significant impact on the consolidated financial position, results of operations, or disclosures.

During January 2010, FASB issued new guidance that requires more robust fair value disclosures about the different classes of assets and liabilities measured at fair value.  The adoption of this guidance did not have a significant impact on the consolidated financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

(3)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on statutory earnings and surplus levels of the Company.  The maximum dividend payment which may be made without prior approval in 2010 in $81.3 million. The Company did not pay cash dividends on common stock during the three months ended March 31, 2010 and 2009.

Change in Accounting Principles

During the second quarter of 2009, the Company reviewed all previously recorded other-than-temporary impairments of securities in compliance with newly issued GAAP guidance and estimated the credit versus the non-credit component consistent with the methodology used in the current period to analyze and bifurcate impairments into credit and non-credit components. As a result, the Company determined that $0.8 million in previously recorded other-than-temporary impairments had been due to non-credit impairments.

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

	Three Months Ended March 31,
	2010		2009
	Class A	Class B	Class A	Class B
	(In thousands, except per share amounts)

Numerator for Basic and
Diluted Earnings Per Share:
Net income	$18,408		15,028
Dividends – Class A shares	-		-
Dividends – Class B shares	-		-

Undistributed income	$18,408		15,028

Allocation of net income:
Dividends	$-	-	-	-
Allocation of undistributed income	17,886	522	14,602	426

Net income	$17,886	522	14,602	426

Denominator:
Basic earnings per share -
weighted-average shares	3,426	200	3,426	200
Effect of dilutive
stock options	14	-	3	-

Diluted earnings per share -
adjusted weighted-average
shares for assumed
conversions	3,440	200	3,429	200

Basic Earnings Per Share	$5.22	2.61	4.26	2.13

Diluted Earnings Per Share	$5.20	2.61	4.26	2.13

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)  PENSION AND OTHER POSTRETIREMENT PLANS

(A)  Defined Benefit Pension Plans

The Company sponsors a qualified defined benefit pension plan covering substantially all employees. The Plan provides benefits based on the participants' years of service and compensation. The Company makes annual contributions to the plan that comply with the minimum funding provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). On October 19, 2007, the Company’s Board of Directors approved an amendment to freeze the Pension Plan as of December 31, 2007.  The freeze ceased future benefit accruals to all participants and closed the Plan to any new participants. In addition, all participants became immediately 100% vested in their accrued benefits as of that date.  Going forward future pension expense is projected to be minimal.  Fair values of plan assets and liabilities are measured as of the prior December 31 for each respective year.  The following table summarizes the components of net periodic benefit cost.

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Service cost	$-	-
Interest cost	259	262
Expected return on plan assets	(259)	(222)
Amortization of prior service cost	1	1
Amortization of net loss	124	148

Net periodic benefit cost	$125	189

The Company expects to contribute $776 thousand to the plan in 2010.  During the three months ended March 31, 2010, the Company contributed $126 thousand to the plan.

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

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following summarizes the components of net periodic benefit costs for these non-qualified plans.

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Service cost	$13	37
Interest cost	266	308
Amortization of prior service cost	129	260
Amortization of net loss	164	198

Net periodic benefit cost	$572	803

The Company expects to contribute $2 million to these plans in 2010.  During the three months ended March 31, 2010, the Company contributed $495 thousand to the plans.

(B)  Defined Benefit Postretirement Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following summarizes the components of net periodic benefit costs.

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Interest cost	$34	32
Amortization of net loss	-	-
Amortization of prior service cost	26	26

Net periodic benefit cost	$60	58

The Company expects to contribute minimal amounts to the plan in 2010.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)  SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information for the quarters ended March 31, 2010 and 2009 is provided below.

Selected Segment Information:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Total
	(In thousands)

March 31, 2010:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$47,966	206,341	492,528	-	746,835
Total segment assets	397,745	1,085,261	6,214,584	-	7,697,590
Future policy benefits	323,675	662,901	5,315,860	-	6,302,436
Other policyholder liabilities	11,395	24,419	107,307	-	143,121

Three Months Ended
March 31, 2010:
Condensed Income Statements:
Premiums and contract
revenues	$6,985	24,117	4,609	-	35,711
Net investment income	4,798	10,322	86,181	1,549	102,850
Other income	33	65	552	5,502	6,152

Total revenues	11,816	34,504	91,342	7,051	144,713

Policy benefits	3,250	9,140	897	-	13,287
Amortization of deferred
acquisition costs	2,740	6,675	14,354	-	23,769
Universal life and investment
annuity contract interest	2,462	10,149	50,090	-	62,701
Other operating expenses	2,913	6,556	3,707	4,140	17,316
Federal income taxes	146	643	7,221	943	8,953

Total expenses	11,511	33,163	76,269	5,083	126,026

Segment earnings	$305	1,341	15,073	1,968	18,687

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

Three Months Ended
March 31, 2009:
Condensed Income Statements:
Premiums and contract
revenues	$9,539	26,249	6,914	-	42,702
Net investment income	5,098	4,058	60,021	1,429	70,606
Other income	14	27	135	3,418	3,594

Total revenues	14,651	30,334	67,070	4,847	116,902

Policy benefits	3,821	7,724	1,483	-	13,028
Amortization of deferred
acquisition costs	2,355	13,162	12,431	-	27,948
Universal life and investment
annuity contract interest	2,272	3,720	29,274	-	35,266
Other operating expenses	2,730	3,506	3,194	3,283	12,713
Federal income taxes	1,173	746	6,988	538	9,445

Total expenses	12,351	28,858	53,370	3,821	98,400

Segment earnings	$2,300	1,476	13,700	1,026	18,502

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$35,711	42,702
Net investment income	102,850	70,606
Other income	6,152	3,594
Realized losses on investments	(429)	(5,345)

Total consolidated premiums and other revenue	$144,284	111,557

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$8,953	9,445
Taxes on realized losses on investments	(150)	(1,871)

Total consolidated Federal income taxes	$8,803	7,574

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net Earnings:
Total segment earnings	$18,687	18,502
Realized losses on investments, net of taxes	(279)	(3,474)

Total consolidated net earnings	$18,408	15,028

	March 31,
	2010	2009
	(In thousands)
Assets:
Total segment assets	$7,697,590	6,805,687
Other unallocated assets	71,494	47,297

Total consolidated assets	$7,769,084	6,852,984

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

All of the employees of the Company and its subsidiaries are eligible to participate in the two Plans.  In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options.  Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options.  The directors’ grants vest 20% annually following one full year of service to the Company from the date of grant.  The employees’ grants vest 20% annually following three full years of service to the Company from the date of grant.  All grants issued expire after ten years.  No awards were issued during the first quarter of 2010.  On February 19, 2009, the Company awarded 29,393 stock appreciation rights to Company officers and 9,000 stock appreciation rights to Company directors at a market value price of $114.64.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Effective during March 2006, the Company adopted and implemented a limited stock buy-back program which provides option holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company.  Option holders may elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. The buy-back program did not alter the terms and conditions of the Plan; however the program necessitated a change in accounting from the equity classification to the liability classification.

In August 2008, the Company implemented another limited stock buy-back program, substantially similar to the 2006 program, for shares issued under the 2008 Plan.

The Company uses the current fair value method to measure compensation cost.  As of March 31, 2010 the liability balance was $6.1 million versus $5.4 million at December 31, 2009.  A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
			Weighted-
	Shares		Average
	Available		Exercise
	For Grant	Shares	Price

Stock Options:
Balance at January 1, 2010	292,400	104,577	$174.24
Exercised	260	(260)	92.13
Forfeited	-	-	-
Granted	-	-	-

Balance at March 31, 2010	292,660	104,317	$174.44

	Stock Appreciation Rights Outstanding
		Weighted-
		Average
		Exercise
	Awards	Price

Stock Appreciation Rights:
Balance at January 1, 2010	41,143	$123.40
Exercised	-	-
Forfeited	-	-
Granted	-	-

Balance at March 31, 2010	41,143	$123.40

The total intrinsic value of options exercised was $26 thousand and $0 for the three months ended March 31, 2010 and 2009, respectively.  The total share-based liabilities paid were $26 thousand and $0 for the three months ended March 31, 2010 and 2009, respectively.  There were no amounts received from the exercise of option under the plan for the quarters ended March 31, 2010 and 2009.  There were 1,800 shares vested during the first quarter of 2010.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about stock options and stock appreciation rights outstanding at March 31, 2010.

		Weighted-
		Average
	Number	Remaining	Options
	Outstanding	Contractual Life	Exercisable
Exercise prices:
$ 92.13	9,699	1.0 years	9,699
95.00	6,000	1.2 years	6,000
150.00	51,850	4.1 years	32,650
255.13	27,768	8.0 years	-
208.05	9,000	8.2 years	1,800
236.00	1,250	8.4 years	-
251.49	1,000	8.4 years	-
256.00	500	8.5 years	-
114.64	38,393	8.9 years	1,800

Totals	145,460		51,949

Aggregate intrinsic value
(In thousands)	$5,888		$2,678

The aggregate intrinsic value in the table above is based on the closing stock price of $184.35 per share on March 31, 2010.

In estimating the fair value of the options outstanding at March 31, 2010 and December 31, 2009, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	2010	2009

Expected term of options	1 to 8 years	1 to 9 years
Expected volatility:
Range	28.45% to 78.07%	28.41% to 101.39%
Weighted-average	38.20%	44.03%
Expected dividend yield	0.20%	0.30%
Risk-free rate:
Range	0.92% to 3.68%	1.58% to 2.89%
Weighted-average	2.31%	2.27%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option’s expected exercise date.

The pre-tax compensation cost recognized in the financial statements related to the Plan was $0.7 million and $(2.2) million for the three months ended March 31, 2010 and 2009, respectively.  The related tax benefit (expense) recognized was $0.3 million and $(0.8) million for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, the total compensation cost related to nonvested options not yet recognized was $3.3 million.  This amount is expected to be recognized over a weighted-average period of 3.3 years.  The Company recognizes compensation cost over the graded vesting periods.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(8)  COMMITMENTS AND CONTINGENCIES

(A)  Legal Proceedings

The Company was a defendant in a class action lawsuit initially filed on September 17, 2004, in the Superior Court of the State of California for the County of Los Angeles.  The California state court certified a class consisting of certain California policyholders age 65 and older alleging violations under California Business and Professions Code section 17200.  The court additionally certified a subclass of 36 policyholders alleging fraud against their agent, and vicariously against the Company.  The California Insurance Department had intervened in this case asserting that the Company has violated California insurance laws.  The parties to this case had been involved in court-ordered mediation and ongoing negotiations.  On February 22, 2010, the Company reported in a Form 8-K filing a settlement agreement with the plaintiffs and plaintiff in intervention providing a settlement benefit of approximately $17 million which was included in the Company’s legal accrual provision at December 31, 2009.  The settlement agreement is subject to final court approval.

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

The Company is the named Defendant in the case of Sheila Newman vs. National Western Life Insurance Company which alleged mishandling of policyholder funds by an agent.  On February 3, 2010, the 415th Judicial District Court of Parker County in Weatherford, Texas, entered a Final Judgment against the Company of approximately $208,000 for actual damages, attorney’s fees for preparation of trial, and prejudgment interest on the actual damages.  In addition, the Final Judgment included $150 million for exemplary damages. The Company will continue to vigorously defend this case and has filed a notice of appeal of the Final Judgment with the proper Court of Appeals in Texas.  The Company believes the Final Judgment is inconsistent with current state and federal laws and intends to establish on appeal that it is not liable for the Plaintiff’s actual or exemplary damages.

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

The amounts accrued in the financial statements at March 31, 2010 of $23.4 million ($23.0 million at December 31, 2009) for the foregoing represent estimates made by the Company based upon current information and are subject to change as facts and circumstances change and develop.

In January 2009, the SEC published its newly adopted Rule 151A, Indexed Annuities and Certain Other Insurance Contracts.  This rule defines “indexed annuities to be securities and thus subject to regulation by the SEC under federal securities laws”.  Currently indexed annuities sold by life insurance companies are regulated by the States as insurance products and Section 3(a)(8) of the Securities Act of 1933 provides an exemption for certain “annuity contracts,” “optional annuity contracts,” and other insurance contracts.  The Company and others subsequently filed suit in the U.S. Court of Appeals for the District of Columbia to overturn this rule.  The new rule was scheduled to be effective January 12, 2011, but is currently subject to legal challenges by National Western and other companies regarding its validity.  The SEC, in briefing regarding appropriate remedies, has “determined to consent to” a two year stay of Rule 151A’s effective date to run from the date of publication of a reissued or retained Rule 151A in the Federal Register.  In the proposed “Restoring Financial Stability Act” bill currently pending in Congress an amendment has been included that would define indexed annuities as insurance products regulated by states and territories and nullify Rule 151A.  In the event Rule 151A is not overturned, it could have a material effect on our business, results of operations and financial condition.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(9)  INVESTMENTS

(A)  Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three months ended March 31,
	2010	2009
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$238	58
Realized losses on disposal	-	(150)
Held to maturity debt securities:
Realized gains on disposal	98	79
Realized losses on disposal	(6)	(5)
Equity securities realized gains (losses)	22	(41)
Real estate write-down	(174)	-
Mortgage loans write-downs	(385)	(6)
Other	-	-

Totals	$(207)	(65)

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three months ended March 31,
	2010	2009
	(In thousands)

Total other-than-temporary
impairment losses on
debt securities	$(8,470)	(4,875)
Portion of loss recognized
in comprehensive income	8,248	-

Net impairment losses on debt
securities recognized in earnings	(222)	(4,875)
Equity securities impairments	-	(405)

Totals	$(222)	(5,280)

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three months ended March 31, 2010, the Company recognized $8.5 million as other-than-temporary impairments on four available for sale mortgage-backed securities and two held to maturity asset-backed securities of which $0.2 million was recognized in earnings as a credit loss and the remaining $8.2 million recognized in other comprehensive income as a non-credit loss.  The credit component of the impairment was determined to be the difference between amortized cost and the present value of the cash flows expected to be received, discounted at the original yield. The significant inputs used to project cash flows are estimated future prepayment rates, default rates and default loss severity.  Prior to adoption of the new guidance, the amount of impairment recognized in earnings was the difference between amortized cost and fair value.

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments under the new guidance in other comprehensive loss.

	Three Months	Nine Months*
	Ended	Ended
	March 31, 2010	December 31, 2009
	(In thousands)

Beginning balance, cumulative credit losses related
to other-than-temporary impairments	$327	28
Additions for credit losses not previously recognized in
other-than-temporary impairments	222	299

Ending balance, cumulative credit losses related to
other-than-temporary impairment.	$549	327

*Since the adoption date of the new FASB GAAP guidance.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)  Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at March 31, 2010.

	Securities Held to Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Government agencies	$176,742	2,789	138	179,393

U.S. Treasury	1,914	400	-	2,314

States and political subdivisions	191,241	2,994	1,325	192,910

Foreign governments	9,964	944	-	10,908

Public utilities	595,648	39,291	688	634,251

Corporate	1,544,221	87,923	13,533	1,618,611

Mortgage-backed	1,794,173	107,616	2,921	1,898,868

Home equity	28,332	322	3,755	24,899

Manufactured housing	23,450	536	520	23,466

Totals	$4,365,685	242,815	22,880	4,585,620

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents amortized costs and fair values of securities available for sale at March 31, 2010.

	Securities Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Government agencies	$-	-	-	-

U.S. Treasury	-	-	-	-

States and political subdivisions	8,474	-	362	8,112

Foreign governments	10,343	789	-	11,132

Public utilities	337,064	21,714	372	358,406

Corporate	1,423,310	92,256	6,902	1,508,664

Mortgage-backed	229,226	9,570	3,668	235,128

Home equity	13,350	-	4,458	8,892

Manufactured housing	10,331	734	-	11,065
	2,032,098	125,063	15,762	2,141,399

Equity private	195	7,370	-	7,565

Equity public	5,849	1,575	157	7,267

Totals	$2,038,142	134,008	15,919	2,156,231

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2009.

	Securities Held to Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Government agencies	$103,176	2,450	810	104,816

U.S. Treasury	1,916	401	-	2,317

States and political subdivisions	140,393	2,379	1,054	141,718

Foreign governments	9,963	792	-	10,755

Public utilities	625,661	33,345	897	658,109

Corporate	1,511,565	71,255	27,804	1,555,016

Mortgage-backed	1,730,319	83,911	3,515	1,810,715

Home equity	28,910	196	5,853	23,253

Manufactured housing	24,758	384	764	24,378

Totals	$4,176,661	195,113	40,697	4,331,077

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents amortized costs and fair values of securities available for sale at December 31, 2009.

	Securities Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Government agencies	$-	-	-	-

U.S. Treasury	-	-	-	-

States and political subdivisions	20,490	-	1,519	18,971

Foreign governments	10,358	959	-	11,317

Public utilities	322,653	16,845	769	338,729

Corporate	1,349,878	72,862	12,880	1,409,860

Mortgage-backed	233,841	8,661	5,518	236,984

Home equity	13,508	-	4,757	8,751

Manufactured housing	10,684	794	25	11,453
	1,961,412	100,121	25,468	2,036,065

Equity private	195	6,962	-	7,157

Equity public	5,758	1,277	178	6,857

Totals	$1,967,365	108,360	25,646	2,050,079

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2010.

	Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. Government
agencies	$34,762	138	-	-	34,762	138

U.S. Treasury	-	-	-	-	-	-

State and political	70,859	1,100	3,160	225	74,019	1,325
subdivisions

Foreign governments	-	-	-	-	-	-

Public utilities	37,358	365	9,639	323	46,997	688

Corporate bonds	67,538	368	163,532	13,165	231,070	13,533

Mortgage-backed	51,270	684	56,017	2,237	107,287	2,921

Home equity	3,007	871	13,381	2,884	16,388	3,755

Manufactured housing	54	-	7,728	520	7,782	520

Total temporarily
impaired securities	$264,848	3,526	253,457	19,354	518,305	22,880

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2010.

	Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. Government
agencies	$-	-	-	-	-	-

U.S. Treasury	-	-	-	-	-	-

State and political
subdivisions	-	-	8,112	362	8,112	362

Foreign governments	-	-	-	-	-	-

Public utilities	12,226	157	7,403	215	19,629	372

Corporate bonds	63,132	808	90,411	6,094	153,543	6,902

Mortgage-backed	21,235	119	21,173	3,549	42,408	3,668

Home equity	-	-	8,892	4,458	8,892	4,458

Manufactured housing	-	-	-	-	-	-
	96,593	1,084	135,991	14,678	232,584	15,762

Equity public	250	8	695	149	945	157

Total temporarily
impaired securities	$96,843	1,092	136,686	14,827	233,529	15,919

Debt securities. The gross unrealized losses for debt securities at March 31, 2010 are made up of 162 individual issues, or 18.3% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 95.1%. Of the 162 securities, 76, or approximately 46.9%, fall in the 12 months or greater aging category; of the 162 debt securities, 146 were rated investment grade at March 31, 2010.  Additional information on debt securities by investment category is summarized below:

U.S. Treasury. No securities had a gross unrealized loss.

U.S. Government agencies.  Two securities had unrealized losses.  Both are rated AAA.

State and political subdivisions.  The unrealized losses on these investments are the result of holdings in 43 securities.  Of these securities, all are rated A or above.  Based on these facts and the Company's intent to hold to maturity, no other-than-temporary loss was recognized as of March 31, 2010.

Foreign governments.  No securities had a gross unrealized loss.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Public utilities.  Of the 17 securities, all are rated BBB or above except 1, which is priced at 96% of amortized cost.  At this time, the Company does not consider any of these unrealized losses as other-than-temporary.

Corporate bonds. Corporate securities with unrealized losses are reviewed based on monitoring procedures including: review of the amount of the unrealized loss, the length of time that the issue has been in an unrealized loss position, credit ratings, analyst reports, and recent issuer financial information.  A total of 63 securities had unrealized losses; with 10 issues rated below investment grade. More extensive analysis was performed on these 10 issues and based on the work performed, none of the unrealized losses are considered other-than-temporarily impaired at March 31, 2010.

Mortgage-backed securities. Of the 22 securities, all are rated AAA except 2, which are rated CCC.  The Company generally purchases these investments at a discount relative to their face amount and it is expected that the securities will not be settled at a price less than the stated par.  Because the decline in market value is attributable to the current illiquidity in the market and not credit quality, and because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, and based on the lack of adverse changes in expected cash flows, the Company does not consider these AAA rated investments and 1 CCC rated investment to be other-than-temporarily impaired at March 31, 2010.  The Company recognized an other-than-temporary loss at March 31, 2010 for the other CCC rated security.

Home equity. Of the 9 securities, 7 are rated AAA, 1 is rated AA and 1 is rated CC.  The Company performs a quarterly cash flow analysis on asset-backed securities that are rated below AA.  Based on the lack of adverse changes in expected cash flows, the 1 issue rated below AA is not considered impaired.  One AAA security was other-than-temporarily impaired due to adverse cash flows.

Manufactured housing.  Of the 6 securities with an unrealized loss, 3 are rated AAA and 3 are rated BBB or below.  Based on lack of adverse changes in expected cash flows, 3 of the securities below A are not considered other-than-temporarily impaired.

Equity securities.  The gross unrealized losses for equity securities are made up of 26 individual issues.  These holdings are reviewed for impairment quarterly.  During the three months ended March 31, 2010, the Company recorded no other-than-temporary impairments.

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

(C)  Transfer of Securities

During the three months ended March 31, 2010 and 2009, the Company made transfers totaling $11.7 million and $0.0 million, respectively, to the held to maturity category from securities available for sale.  Lower holdings of securities available for sale reduce the Company's exposure to market price volatility while still providing securities available for liquidity and asset/liability management purposes. The transfers of securities were recorded at fair value in accordance with GAAP, which requires that the $0.6 million unrealized holding loss at the date of the transfer continue to be reported in a separate component of stockholders' equity and be amortized over the remaining lives of the securities, as an adjustment of yield, in a manner consistent with the amortization of any premium or discount.

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(10)  FAIR VALUES OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted FASB guidance which defines fair value, establishes a framework for measuring fair value under GAAP, and requires additional disclosures about fair value measurements.  In compliance with this GAAP guidance, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three level hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.  If the inputs used for an asset change, such that the asset is transferred between levels, all transfers in and out of reporting levels take place on the end of the reporting period’s valuation date.

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

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	March 31, 2010
Description	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,141,399	-	2,123,666	17,733
Equity securities, available for sale	14,832	5,896	1,371	7,565
Derivatives	83,348	-	83,348	-

Total assets	$2,239,579	5,896	2,208,385	25,298

Policyholder account balances (a)	$84,095	-	84,095	-
Other liabilities (b)	6,077	-	-	6,077

Total liabilities	$90,172	-	84,095	6,077

During the three months ended March 31, 2010, the Company did not make any transfers of assets into or out of levels 1,2 or 3.

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,036,065	-	2,019,415	16,650
Equity securities, available for sale	14,014	5,536	1,321	7,157
Derivatives	89,915	-	89,915	-

Total assets	$2,139,994	5,536	2,110,651	23,807

Policyholder account balances (a)	$88,492	-	88,492	-
Other liabilities (b)	5,373	-	-	5,373

Total liabilities	$93,865	-	88,492	5,373

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

	For the Three Months Ended March 31, 2010
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	For Sale	For Sale	Assets	Liabilities
	(In thousands)

Beginning balance of period	$16,650	7,157	23,807	5,373
Total realized and unrealized gains (losses):
Included in net income	-	-	-	730
Included in other comprehensive income	955	408	1,363	-
Purchases, sales, issuances and settlements, net	128	-	128	(26)
Transfers into Level 3	-	-	-	-

Balance at end of period	$17,733	7,565	25,298	6,077

Amount of total losses for the period included
in net income attributable to the change
in unrealized gains relating to assets still
held at end of period	$-	-	-	(804)

	For the Three Months Ended March 31, 2009
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	For Sale	For Sale	Assets	Liabilities
	(In thousands)

Beginning balance of period	$10,242	7,190	17,432	3,787
Total realized and unrealized gains (losses):
Included in net income	-	-	-	(2,275)
Included in other comprehensive income	(3,264)	(33)	(3,297)	-
Purchases, sales, issuances and settlements, net	(2)	-	(2)	61
Transfers into Level 3	-	-	-	-

Balance at end of period	$6,976	7,157	14,133	1,573

Amount of total losses for the period included
in net income attributable to the change
in unrealized gains relating to assets still
held at end of period	$-	-	-	(2,275)

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Realized gains (losses) on debt and equity securities are reported in the condensed consolidated statements of earnings as net investment gains (losses), unrealized gains (losses) on available for sale debt and equity securities are reported as other comprehensive income (loss) within stockholders’ equity.

The fair value hierarchy classifications are reviewed each reporting period. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes. Reclassifications are reported as transfers into and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

The carrying amounts and fair values of the Company's financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Values	Values	Values	Values
	(In thousands)

ASSETS
Investments in debt and equity securities:
Securities held to maturity	$4,365,685	4,585,620	4,176,661	4,331,077
Securities available for sale	2,156,231	2,156,231	2,050,079	2,050,079

Cash and short-term investments	51,690	51,690	108,866	108,866
Mortgage loans	108,659	108,630	98,200	97,763
Policy loans	79,294	79,294	78,336	78,336
Other loans	10,937	12,622	11,611	13,304
Derivatives	83,348	83,348	89,915	89,915
Life interest in Libbie Shearn
Moody Trust	900	12,775	981	12,775

LIABILITIES
Deferred annuity contracts	$4,955,688	4,624,904	4,756,142	4,438,834
Immediate annuity and
supplemental contracts	472,661	465,263	465,471	450,154

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

The Company does not elect hedge accounting relative to these derivative instruments. The index options are reported at fair value in the accompanying condensed consolidated financial statements.  The changes in the values of the index options and the changes in the policyholder liabilities are both reflected in the condensed consolidated statement of earnings.  Any changes relative to the embedded derivatives associated with policy contracts are reflected in contract interest in the condensed consolidated statement of earnings.  Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in values, are reflected as net investment income in the condensed consolidated statement of earnings.

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

The table below presents the fair value of derivative instruments of March 31, 2010.

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
		(In thousands)		(In thousands)
Derivatives not designated as
hedging instruments under
statement 133

Equity index options	Derivatives,
	Index Options	$83,348

			Universal Life
			and Annuity
Fixed-index products			Contracts	$84,095

Total		$83,348		$84,095

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the condensed consolidated statement of earnings for the three months ended March 31, 2010.

		Amount of Gain
		or (Loss)
		Recognized In
Derivatives Not Designated as	Location of Gain or (Loss) Recognized	Income on
Hedging Instruments Under Statement 133	In Income on Derivative	Derivative
		(In thousands)

Equity index options	Net investment income	$11,947

Fixed-index products	Universal life and annuity contract interest	(14,117)

		$(2,170)

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

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three months ended March 31, 2010 follows.  This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes beginning on page 3 of this report.

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

Due to the business of accepting funds to pay future obligations in later years and the underlying economics, the relevant factors affecting the Company’s business and profitability include the following:

•	the level of sales and premium revenues collected
•	persistency of policies and contracts
•	returns on investments sufficient to produce acceptable spread margins over interest crediting rates
•	investment credit quality which minimizes the risk of default or impairment
•	levels of policy benefits and costs to acquire business
•	the level of operating expenses
•	effect of interest rate changes on revenues and investments including asset and liability matching
•	maintaining adequate levels of capital and surplus
•	actual levels of surrenders, withdrawals, claims and interest spreads and changes in assumptions for amortization of deferred policy acquisition expenses and deferred sales inducements
•	changes in the fair value of derivative index options and embedded derivatives pertaining to fixed-indexed life and annuity products

The Company monitors these factors continually as key business indicators.  The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company’s business performance in 2010, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Insurance Operations - Domestic

The Company is currently licensed to do business in all states and the District of Columbia except for New York.  Products marketed are annuities, universal life insurance, fixed-indexed universal life, and traditional life insurance, which include both term and whole life products.  The Company’s domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-indexed annuities.  Most of these annuities can be sold as tax qualified or nonqualified products.  At March 31, 2010, the Company maintained approximately 123,000 annuity policies in force.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 8,100 independent agents contracted.  Roughly 32% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper socioeconomic classes.  Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another.  Products issued to international residents are almost entirely universal life and traditional life insurance products.  However, certain annuity and investment contracts are also available. At March 31, 2010, the Company had approximately 71,300 international life insurance policies in force representing approximately $16.2 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 3,800 independent international consultants and brokers currently contracted, 41% of which have submitted policy applications to the Company in the past twelve months.

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

	Three Months Ended March 31,
	2010	2009
	(In thousands)

International:
Universal life	$1,483	1,073
Traditional life	631	1,348
Fixed-indexed life	3,454	4,266
	5,568	6,687

Domestic:
Universal life	217	232
Traditional life	28	46
Fixed-indexed life	521	500
	766	778

Totals	$6,334	7,465

Life insurance sales as measured by annualized first year premiums declined 15% in the first quarter of 2010 as compared to the first quarter of 2009. Both of the Company's life insurance lines of business, international and domestic, posted decreases over the comparable results in the first quarter of 2009 with international sales 17% lower and domestic life sales down 2%.

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

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2005	137,900	245,900
Year ended December 31, 2006	315,800	254,700
Year ended December 31, 2007	416,800	251,000
Year ended December 31, 2008	455,200	272,000
Year ended December 31, 2009	201,400	315,300
Three months ended March 31, 2010	166,800	328,100

In addition to the action taken above by the Company, the U.S. economic climate has had a significant impact upon life insurance sales industry wide. The financial burdens associated with the current climate evidenced by loss of employment, higher debt levels, a reduction in wealth through home and financial holdings declines in value, and a higher propensity to save versus spending have resulted in dramatically reduced purchases of life insurance in 2009 and thus far in 2010.

The Company's international life business consists of applications submitted from residents in various regions outside of the United States, the volume of which typically varies based upon changes in the socioeconomic climates of these regions. Historically, the Company has experienced a simultaneous combination of rising and declining sales in various countries; however, the appeal of the Company's dollar-denominated life insurance products overcomes many of the local and national difficulties. In the “Great Recession” economic climate of the past two years, individuals in countries outside of the United States have become increasingly leery of the U.S. economy and the stability of financial institutions and markets. These concerns have manifested via reduced international sales during this time period. While international life insurance sales declined during the first quarter of 2010 relative to 2009, the amount of submitted life insurance premium increased 8% with most of the increased activity occurring in the latter stages of the quarter.

Applications submitted from residents of Latin America and the Pacific Rim perennially have comprised the majority of the Company's international life insurance sales. Over the past few years, new sales efforts were directed toward the sale of a traditional endowment form of life insurance product for residents of Eastern European and the Commonwealth of Independent States (former Soviet Union). However, the Company has scaled back its efforts in these areas due to profitability concerns. As noted previously, the Company’s international sales by geographic market tend to fluctuate with the socio and economic climates in these regions. The Company’s mix of international sales by geographic region is as follows.

	Three Months Ended March 31,
	2010	2009
Percentage of International Sales:
Latin America	81.0%	65.8%
Pacific Rim	17.9	23.5
Eastern Europe	1.1	10.7

Totals	100.0%	100.0%

Year-to-date, the Company has recorded sales to residents outside of the United States in over thirty different countries with Brazil (32%), Taiwan (18%), and Venezuela (12%) making up the largest countries.

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of March 31,
	2010	2009
	($ In thousands)
Universal life:
Number of policies	65,540	68,450
Face amounts	$7,540,670	7,785,350

Traditional life:
Number of policies	46,540	49,020
Face amounts	$2,424,940	2,184,620

Fixed-indexed life:
Number of policies	28,110	28,080
Face amounts	$6,567,480	6,534,820

Rider face amounts	$2,142,780	2,151,320

Total life insurance:
Number of policies	140,190	145,550
Face amounts	$18,675,870	18,656,110

In addition to reduced sales levels, the economic environment of the past two years precipitated an increase in policy terminations, particularly with regard to international life products. During 2009, international policy terminations spiked during the first half of the year and eventually ended the year at an annualized rate of 13.0%. During the first quarter, the annualized lapse percentage for this block of business declined to 11.0%.

The Company’s domestic in force business includes final expense policies and other smaller face amount traditional life policies written over the past several decades. As the Company’s domestic product portfolio has changed to higher face amount universal life and fixed-indexed life policies, a decline in the traditional life in force block has been steadily occurring.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Fixed-indexed annuities	$143,965	106,865
Other deferred annuities	114,442	44,093
Immediate annuities	5,946	5,814

Total	$264,353	156,772

Annuity sales for the first quarter of 2010 were 69% higher than the comparable period in 2009 continuing a trend of higher sales activity that began during 2009 when the Company registered annual annuity sales of $835 million. Since 2003 when the Company achieved nearly $1.2 billion in sales, annuity sales had trended lower due to a combination of declining interest rates, investors shifting to alternative investment vehicles, and rating agency concerns regarding the percentage of new business derived from the annuity line of business. In addition, during a large portion of the past several years the interest rate yield curve has either been inverted (shorter term rates higher than longer term rates) or relatively flat. In such an interest rate environment, consumers tend toward short term investment vehicles such as bank certificates of deposits rather than longer term choices which include fixed rate annuities.

The recessionary contraction and financial market crisis that began in the latter half of 2007 impacted many annuity carriers. Losses from investment impairments and equity exposure through variable annuity product offerings crippled the capital position of numerous insurers and limited their ability to write new business. The Company’s substantial capital position achieved through ongoing operating profitability and limited investment loss exposure positioned it to write additional levels of annuity new business. The sales increase during 2009 and in the first quarter of 2010 over the first quarter of 2009 is indicative of the Company’s enhanced competitive position in the marketplace. In addition, the Company’s rating increase to “A” (Excellent) received from A.M. Best during the second quarter of 2009 further advanced the appeal of the Company’s products in the marketplace. Management has performed analyses of the capital strain associated with incrementally higher levels of annuity new business and determined that the Company’s capital position is more than sufficient to handle increased sales activity.

The Company's mix of annuity sales tends to shift with interest rate levels and the relative performance of the equity market. Over the past several years, sales of fixed-indexed products have consistently accounted for more than one-half of all annuity sales and were 54% of annuity activity during the first three months of 2010. For all fixed-indexed products, the Company purchases over the counter options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-indexed products also provide the contract holder the alternative to elect a fixed interest rate crediting option. Approximately one-half of fixed-indexed contract holders have currently elected this crediting option.

The increased level of annuity sales volume the past several years has required a greater level of asset/liability analysis. The Company monitors its asset/liability matching within the self-constraints of desired capital levels and risk tolerance. Despite the amounts of new business, the Company's capital level remains substantially above industry averages and regulator targets.

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of March 31,
	2010	2009
	($ In thousands)

Fixed-indexed annuities
Number of policies	38,370	33,390
GAAP annuity reserves	$2,118,960	2,050,431

Other deferred annuities
Number of policies	68,379	68,630
GAAP annuity reserves	$2,299,510	2,295,391

Immediate annuities
Number of policies	16,060	14,980
GAAP annuity reserves	$353,370	340,541

Total annuities
Number of policies	122,809	117,000
GAAP annuity reserves	$4,771,840	4,686,363

Impact of Recent Business Environment

In the “Great Recession” financial markets began experiencing stress during the second half of 2007 which significantly increased during 2008 and on into the first half of 2009. Volatility and disruption in the financial markets caused the availability and cost of credit to be materially affected. Consumer confidence declined in the face of depressed home prices, increasing foreclosures, and higher unemployment. Eventually, these factors precipitated a severe recession in many ways akin to the Great Depression.

This combination of economic conditions began to negatively impact our sales in 2008, particularly in the domestic life and international life segments. Although the financial markets and the economy began to show improvement in the latter half of 2009, international life insurance sales, as measured by placed annualized target premium, declined 15% from 2008 levels and domestic life insurance sales dropped 74%. Economic indicators are currently pointing toward the economy as having emerged from the trough of the recession and possibly toward a line of growth in the immediate future. The Company’s life insurance sales appear to have stabilized during the first quarter of 2010. However, high unemployment, massive Federal government budget deficits, instability in the European economic markets, and the threat of looming inflation make the prospects of future economic stability and prosperity anything but certain. Consequently, demand for our life insurance products may continue to be adversely impacted during this ongoing period of economic uncertainty. It is also uncertain what impact, if any, the current environment may have upon the incidence of claims, policy lapses, or surrenders of policies.

The economic backdrop did not have a similar influence on our annuity product sales. Annuity sales in 2009 increased 106% over the levels attained in 2008 and the pace thus far in 2010 is up significantly over 2009 levels. Several factors may explain this outcome including: (1) during uncertain economic periods, consumers follow a flight to safety toward lower risk assets such as annuity products; (2) the Company’s strong financial position, upgrade in financial strength rating from A.M. Best during the year and ample capital resources enhanced our presence in the annuity marketplace with independent distributors and end market consumers; and (3) many of the Company’s competitors incurred reductions in their capital base due to a deterioration in the quality of their investment portfolios, including investment impairments and losses, which caused them to curtail sales activity and recruitment of independent distribution. Despite the growth in annuity sales, it is unclear what effect ongoing economic challenges may have upon future business levels.

The fixed income markets, our primary investment source, have experienced a high level of turmoil and constrained market liquidity conditions. Recently, there have been some improvements in this market although the low interest rate environment and tightening of interest spreads over U.S. treasury investment rates present a different set of tests. Credit downgrades of fixed income instruments by rating agencies were fairly prevalent during the first nine months of calendar 2009 with the subsequent time period producing much less activity in this regard. Market analysts generally anticipate events of default to continue into 2010 with moderation occurring during the second half of the year. The Company has experienced minimal impairment and degradation of quality in its fixed income holdings thus far although future events may not produce the same success in this regard.

Credit spreads (difference between bond yields and risk-free interest rates) on fixed maturity securities increased markedly during 2008 given the market conditions but tightened throughout 2009 and on into 2010. While the increase in credit spreads in 2008 and early in 2009 generated higher yields making our products more attractive to consumers, the subsequent spread tightening caused investment yields to fall dramatically. The lower investment yields not only cause the Company’s products to appear less appealing to consumers but also require skillful management of the Company’s earnings margin relative minimum interest guarantee levels. It also caused us to hold a higher amount of cash and short-term investments at very low interest rates while portfolio managers searched for investment securities meeting the Company’s criteria for quality, diversification, duration and yield. The Company’s ample cash inflows from annuity sales further compounds this challenge.

Our operating strategy is to maintain capital levels substantially above regulatory and rating agency requirements. While not significant, our capital levels incurred declinations for impairment losses on investments during 2008 and 2009. Consequently, the Company maintains resources more than adequate to fund future growth and absorb abnormal periods of cash outflows.

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

Consolidated Operations

Revenues.  The following details Company revenues:

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Traditional life and annuity premiums	$3,617	4,131
Universal life and annuity contract charges	32,094	38,571
Net investment income (excluding derivatives)	90,903	83,576
Other revenues	6,152	3,594

Operating revenues	132,766	129,872
Derivative income (loss)	11,947	(12,970)
Net realized investment losses	(429)	(5,345)

Total revenues	$144,284	111,557

Traditional life and annuity premiums - Traditional life and annuity premiums decreased 12.4% in the first three months of 2010 compared to the same period in 2009.  Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The Company’s life insurance sales focus has been primarily centered around universal life products.  Universal life products, especially the Company’s equity indexed universal life products, offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index such as the S&P 500 Index®.

Universal life and annuity contract revenues - Revenues for universal life and annuity contracts decreased 16.8% for the three months in 2010 compared to 2009 and consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances.  Revenues in the form of cost of insurance charges were nearly flat at $21.2 million in the first quarter of 2010 compared to $21.3 million for the quarter ended March 31, 2009, reflective of the block of life insurance in force remaining steady at $18.7 billion.  Surrender charges assessed against policyholder account balances upon withdrawal decreased to $9.6 million in the first quarter of 2010 versus $13.6 million in 2009 indicative of a slower incidence of policy withdrawals and terminations.

Net investment income - To ensure the Company will be able to honor future commitments to policyholders and provide a financial return, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed maturity debt securities.  The income from these investments is closely monitored by the Company due to its significant impact on the business.  A detail of net investment income (with and without derivatives) is provided below.

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Gross investment income:
Debt securities	$87,641	80,740
Mortgage loans	1,889	1,859
Policy loans	1,350	1,476
Short-term investments	5	68
Other invested assets	583	414

Total investment income	91,468	84,557
Less: Investment expenses	565	981

Net investment income
(excluding derivatives)	90,903	83,576
Derivative income (loss)	11,947	(12,970)

Net investment income	$102,850	70,606

For the quarter ended March 31, 2010, investment grade debt securities generated approximately 96% of total investment income, excluding derivatives.  The growth in investment income from debt securities in the first quarter of 2010 reflects the increase in the size of the portfolio fueled by investable cash inflows from annuity sales.  The decrease in short-term investment income is attributable to the very low interest rates available on money market funds during the period.  Interest income earned on other investments increased during the current quarter due to new investments in collateralized loans made during the second half of 2009.

In order to assess underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative income (loss), which is a common practice in the insurance industry.  Net investment income performance is summarized as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Excluding derivatives:
Net investment income	$90,903	83,576
Average invested assets, at amortized cost	$6,213,672	5,820,019
Annual yield on average invested assets	5.85%	5.74%

Including derivatives:
Net investment income	$102,850	70,606
Average invested assets, at amortized cost	$6,236,974	5,863,471
Annual yield on average invested assets	6.60%	4.82%

The slightly higher yield on average invested assets in 2010 compared to 2009 is due to the higher yields obtained on new fixed maturity debt securities investments acquired during the last 12 months.  During 2009, the average yield on bond purchases to fund insurance operations was 5.92% representing a 267 basis point spread over treasury rates.  However, insurance operation bond purchases in the first quarter of 2010 had an average yield of 4.82% as spreads narrowed to 112 basis points over treasury rates.

Other revenues - Other revenues primarily pertain to the Company's two nursing homes operations in Reno, Nevada and San Marcos, Texas.  Revenues associated with these operations were $5.5 million and $3.4 million for the three months ended March 31, 2010 and 2009, respectively.  The higher revenues in 2010 are attributable to the San Marcos location which commenced operations during the middle of calendar year 2009.

Derivative income (loss) - Index options are derivative financial instruments used to hedge the equity return component of the Company’s fixed-indexed products.  Any income or loss from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income.

Income and losses from index options are due to market conditions.  Index options are intended to act as hedges to match the returns on the product’s underlying reference index and the rise or decline in the index relative to index level at the time of the option purchase causes option values to likewise rise or decline. The Company does not elect hedge accounting relative to these derivative instruments.  While income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company’s fixed-indexed products also fluctuates in a similar manner and direction.  For the three months ended March 31, 2010, the reference indices increased and the Company recorded income from index options and likewise increased contract interest expenses.  For the three months ended March 31, 2009, the reference indices decreased resulting in index option losses and a decrease in contract interest expenses.

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Derivatives:
Unrealized loss	$(5,788)	(1,365)
Realized gain (loss)	17,735	(11,605)

Total gain (loss) included in net investment income	$11,947	(12,970)

Total contract interest	$62,701	35,265

Net realized investment losses - Realized losses on investments have primarily resulted from impairment write-downs on real estate and investments in debt securities and valuation allowances recorded on mortgage loans. The net losses reported in 2010 of $0.4 million consisted of gross gains of $0.4 million primarily from calls and sales of debt securities, offset by gross losses of $0.8 million, which includes other-than-temporary impairment losses.

The Company records impairment write-downs when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected.  Impairment write-downs are summarized in the following table.

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Impairment or valuation write-downs:
Bonds	$222	4,875
Equities	-	405
Mortgage loans	385	6
Real estate	174	-

	$781	5,286

The mortgage loan valuation write-down in 2010 involves a New Orleans, Louisiana property whose value was negatively impacted by Hurricane Katrina.  The mortgage loan valuation write-down in 2009 relates to a property located in Steubenville, Ohio.

Benefits and Expenses.  The following details benefits and expenses.

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Life and other policy benefits	$13,287	13,028
Amortization of deferred policy acquisition costs	23,769	27,948
Universal life and annuity contract interest	62,701	35,266
Other operating expenses	17,316	12,713

Totals	$117,073	88,955

Life and other policy benefits - Death claim benefits decreased slightly to $9.3 million during the first quarter of 2010 from $9.9 million for the quarter ended March 31, 2009.  During the quarter ended March 31, 2009 the Company reviewed and updated its Incurred But Not Reported (“IBNR”) claims reserving assumptions.  The updated estimates resulted in a reduction of approximately $2.1 million in the IBNR claims reserve component of the life and other policy benefits amount.  While death claim amounts are subject to variation from period to period, the Company's mortality experience has generally been consistent with or better than its product pricing assumptions.

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

Amortization of deferred policy acquisition costs decreased by $4.2 million in the first quarter of 2010 compared to 2009. The Company is implementing new actuarial reserving systems that enhance its ability to provide better estimates used in establishing future policy liabilities, monitor the deferred acquisition cost asset and the deferred sales asset as well as support other actuarial processes within the Company. The implementation of these new reserving systems for specific blocks of business began in the second quarter of 2009 and is expected to be completed in 2010.  As the Company applies these new systems to a line of business, current reserving assumptions are reviewed and updated as appropriate. During the three months ended March 31, 2010 a correction was made to a surrender charge assumption for future years on one deferred annuity product line.  This change resulted in an unlocking adjustment that increased the current period’s DPAC amortization expense by $2.7 million.  As the amount of the correction was determined to have occurred over the course of multiple previous reported periods, it was concluded that the amount of the correction was immaterial to the financial results reported in any of these periods, as well as the current period.

The Company is required to periodically adjust for actual experience that varies from that assumed.  True-up adjustments were recorded in the first quarter of  2010 and 2009 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year’s experience resulting in a $3.2 million decrease and a $0.7 million increase in amortization expense, respectively.

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

The Company's approximated average credited rates, excluding and including equity-indexed products, were as follows:

	March 31,		March 31,
	2010	2009	2010	2009
	(Excluding derivative products)		(Including derivative products)

Annuity	3.06%	1.77%	3.89%	2.51%
Interest sensitive life	3.19%	2.20%	5.62%	3.06%

Contract interest also includes the performance of the derivative component of the Company's equity-indexed products.  As previously noted, the market performance of these derivative features increased contract interest expense for the first three months of 2010 and decreased contract interest expense in the first three months of 2009, with corresponding offsetting effects in the Company's investment income given the hedge nature of the options.

Other operating expenses - Other operating expenses consist of general administrative expenses, legal costs, licenses and fees and commissions not subject to deferral.  In addition, similar to the nursing home revenues being included in other income, nursing home operation expenses are included in other operating expenses.  These were $4.1 million and $3.3 million for the first quarter of 2010 and 2009, respectively.  Other operating expenses include compensation costs for the Company's stock option plan as a result of marking the options and stock appreciation rights to fair value under the liability method of accounting.  Compensation costs recorded in the first quarter of 2010 and 2009 were $0.7 million and $(2.2) million, respectively.  The Company also increased its accrual for outstanding legal matters by $0.4 million in the quarter ended March 31, 2010.

Federal Income Taxes.  Federal income taxes on earnings from continuing operations reflect effective tax rates of 32.4% and 33.5% for the first quarter of 2010 and 2009, respectively.  Actual rates are lower than the expected Federal rate of 35%, primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the quarters ended March 31, 2010 and 2009 is provided below.  The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Segment earnings:

March 31, 2010	$305	1,341	15,073	1,968	18,687

March 31, 2009	$2,300	1,476	13,700	1,026	18,502

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Premiums and other revenue:
Premiums and contract charges	$6,985	9,539
Net investment income	4,798	5,098
Other revenues	33	14

Total premiums and other revenue	11,816	14,651

Benefits and expenses:
Life and other policy benefits	3,250	3,821
Amortization of deferred policy acquisition costs	2,740	2,355
Universal life insurance contract interest	2,462	2,272
Other operating expenses	2,913	2,730

Total benefits and expenses	11,365	11,178

Segment earnings before Federal income taxes	451	3,473

Federal income taxes	146	1,173

Segment earnings	$305	2,300

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

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Universal life insurance revenues	$6,447	8,695
Traditional life insurance premiums	1,942	2,172
Reinsurance premiums	(1,404)	(1,328)

Totals	$6,985	9,539

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP.  Actual domestic universal life premiums are detailed below.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Universal life insurance:
First year and single premiums	$3,503	2,182
Renewal premiums	5,518	5,568

Totals	$9,021	7,750

The Company's efforts over the past several years have been to attract new independent agents and to promote life products to improve domestic life sales.  However, recent economic events continue to have an adverse effect on new life sales as the number of new applications received were lower than the prior years.  However, the Company has partnered with a distributor for marketing its single premium universal life products which has resulted in an increase in premiums collected despite the lower volume of policy applications.

The decline in net investment income for this segment is attributable to the lower level of business in force.  At the current sales pace, policies are terminating for death, lapse or surrender at a faster rate than new policies are being added.

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter.  The Company’s overall mortality experience for this segment is in line with pricing assumptions.

As the domestic life insurance product portfolio includes an equity-indexed universal life product, the contract interest expense includes the derivative component.  As previously discussed, the market performance of this derivative component increased contract interest expense in the first quarter of 2010, while decreasing it in the first quarter of 2009.

International Life Insurance Operations

The Company's international life operations have been a significant factor in the Company's overall earnings performance and represent a market niche where the Company believes it has a competitive advantage.  A productive agency force has been developed given the Company's longstanding reputation for supporting its international life products coupled with the instability of competing companies in international markets.

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Premiums and other revenue:
Premiums and contract charges	$24,117	26,249
Net investment income	10,322	4,058
Other revenues	65	27

Total premiums and other revenue	34,504	30,334

Benefits and expenses:
Life and other policy benefits	9,140	7,724
Amortization of deferred policy acquisition costs	6,675	13,162
Universal life insurance contract interest	10,149	3,720
Other operating expenses	6,556	3,506

Total benefits and expenses	32,520	28,112

Segment earnings before Federal income taxes	1,984	2,222

Provision for Federal income taxes	643	746

Segment earnings	$1,341	1,476

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Universal life insurance revenues	$25,679	27,725
Traditional life insurance premiums	2,443	2,729
Reinsurance premiums	(4,005)	(4,205)

Totals	$24,117	26,249

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP.  Actual universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Universal life insurance:
First year and single premiums	$6,596	7,601
Renewal premiums	24,575	22,346

Totals	$31,171	29,947

The Company reported premiums for fixed-indexed universal life products of approximately $17.8 million and $15.2 million for the first quarter of 2010 and 2009, respectively, an increase of 17%.  Contract revenues increased as the amount of international life insurance in force grew from $15.8 billion as of March 31, 2009, to $16.2 billion as of March 31, 2010.

As previously noted, net investment income and contract interest include period-to-period changes in fair values pertaining to options purchased that are tied to the performance of the underlying indexes. The largest selling product in the international life insurance segment has been an equity-indexed universal life policy with the equity component linked in part to the underlying indices. With the growth in this block of business, the period-to-period changes in fair values of the underlying options can have a significant impact on net investment and contract interest. A detail of net investment income for international life insurance operations is provided below.

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Net investment income
(excluding derivatives)	$8,486	7,197
Derivative income (loss)	1,836	(3,139)

Net investment income	$10,322	4,058

A comparable impact for the derivative component in the equity-indexed universal life product is reflected in the contract interest expense for each respective period.

Amortization of deferred policy acquisition costs decreased approximately 49% comparing the first three months of 2010 to the same period in 2009.  True-up adjustments decreased DPAC amortization by $2.1 million for the current quarter.  DPAC amortization in the first quarter of 2009 was higher due to higher lapse activity resulting from the financial market and economic conditions at that time.

Life and other policy benefits increased $1.4 million principally due to the increase in death claims associated with the earthquake that occurred in Haiti in January 2010.  After reinsurance, earthquake related claims approximated $3 million.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States.  Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales.  A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Premiums and other revenue:
Premiums and contract charges	$4,609	6,914
Net investment income	86,181	60,021
Other revenue	552	135

Total premiums and other revenue	91,342	67,070

Benefits and expenses:
Life and other policy benefits	897	1,483
Amortization of deferred policy acquisition costs	14,354	12,431
Annuity contract interest	50,090	29,274
Other operating expenses	3,707	3,194

Total benefits and expenses	69,048	46,382

Segment earnings before Federal income taxes	22,294	20,688

Provision for Federal income taxes	7,221	6,988

Segment earnings	$15,073	13,700

A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Surrender charges	$4,607	5,353
Payout annuity and other revenues	-	1,557
Traditional annuity premiums	2	4

Totals	$4,609	6,914

The Company's earnings are dependent upon annuity contracts persisting or remaining in force.  When premium and contract revenues decrease due to the decrease in surrender charges, the Company's investment earnings benefit as more policies remain in force.

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual annuity deposits collected for the three months ended March 31, 2010 and 2009 are detailed below.

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Fixed-indexed annuities	$143,252	103,766
Other deferred annuities	112,722	47,549
Immediate annuities	5,620	5,238

Totals	$261,594	156,553

Fixed-indexed products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns.  Since the Company does not offer variable products or mutual funds, fixed-indexed products provide an important alternative to the Company's existing fixed interest rate annuity products.  The recovery of the equity markets that started during 2009 and the increase in the number of contracted agents compared to the prior period were contributing factors to the 38% increase in fixed index annuity sales.  Due to the Company’s strong capital and high solvency ratios, the Company was able to continue to accept new business without any constraints.

Sales of other deferred annuity products started increasing in 2009, and the trend continued into the first quarter of 2010.  As a selling inducement, many of the deferred products, as well as the fixed-indexed annuity products, include a first year interest bonus ranging from 1% to 10% depending upon the product in addition to a base interest rate.  These bonus rates are deferred in conjunction with other capitalized policy acquisition costs.  The amount deferred and amortized over future periods amounted to approximately $8.6 million and $8.5 million during the first quarter of 2010 and 2009, respectively.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Net investment income
(excluding derivatives)	$76,215	69,395
Derivative income (loss)	9,966	(9,374)

Net investment income	$86,181	60,021

As noted previously, derivative income and loss fluctuate from period to period based on the performance of the underlying indices and a comparable impact for the derivative component in fixed-indexed annuity products is reflected in the contract interest expense for each respective period.  The growth in net investment, excluding derivatives, in the first quarter of 2010 compared to 2009 is indicative of the increase in investable funds arising from the sizable upward trend in annuity sales.

Amortization of deferred policy acquisition costs increased approximately 15% as a result of the surrender charge correction on two deferred annuity products in the quarter ended March 31, 2010.  The amount recorded in the quarter for the correction increased amortization expense by $2.7 million.  In addition, true-up adjustments were recorded in the first quarter of 2010 and 2009 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year’s experience resulting in a $0.6 million decrease and a $0.1 million increase in amortization expense, respectively.

Annuity contract interest includes the equity component return associated with the Company's fixed-indexed annuities.  The detail of fixed-indexed annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Fixed-indexed annuities	$33,580	24,070
All other annuities	20,480	10,192

Gross contract interest	54,060	34,262
Bonus interest deferred and capitalized	(8,560)	(8,479)
Bonus interest amortization	4,590	3,491

Total contract interest	$50,090	29,274

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations.  However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries.  Nursing home operations generated $1.4 million and $0.1 million of operating earnings in the first quarters of 2010 and 2009, respectively, reflecting the commencement of operations of a second nursing home in the middle of calendar year 2009.

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

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

Debt securities	$6,507,084	95.3	6,212,726	95.2
Mortgage loans	108,659	1.6	98,200	1.5
Policy loans	79,294	1.1	78,336	1.2
Derivatives, index options	83,348	1.3	89,915	1.4
Equity securities	14,832	0.2	14,014	0.2
Real estate	19,770	0.3	20,056	0.3
Other	12,052	0.2	12,773	0.2

Totals	$6,825,039	100.0	6,526,020	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO").  As of March 31, 2010 and December 31, 2009, the Company's debt securities portfolio consisted of the following:

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

Corporate	$3,052,885	46.9	$2,921,425	47.0
Mortgage-backed securities	2,029,301	31.2	1,967,303	31.7
Public utilities	954,054	14.7	964,390	15.5
U.S. Government agencies	176,742	2.7	103,176	1.7
U.S. Treasury	1,914	0.0	1,916	0.0
Home equity	37,224	0.6	37,661	0.6
Manufactured housing	34,515	0.5	36,211	0.6
States & political subdivisions	199,353	3.1	159,364	2.6
Foreign governments	21,096	0.3	21,280	0.3

Totals	$6,507,084	100.0	$6,212,726	100.0

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

The Company holds approximately $71.7 million in asset-backed securities at March 31, 2010.  This portfolio includes $34.5 million of manufactured housing bonds and $37.2 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collateralized bond obligations (CBOs), collateralized debt obligations (CDOs), or collateralized loan obligations (CLOs). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The mortgage-backed portfolio includes one Alt-A security with a carrying value of $3.8 million.  The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The average FICO for an Alt-A borrower is approximately 715 compared to a score of 730 for a jumbo prime borrower.  The Company’s exposure to the Alt-A and subprime sectors is limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans.  The asset-backed portfolio includes thirteen subprime securities, totaling $37.2 million.  As of March 31, 2010, nine of the subprime securities were rated AAA, one was rated AA and three were rated CC.  The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities.  All of the loans classified as Alt-A or subprime in the Company’s portfolio as of March 31, 2010 were underwritten prior to 2005 as noted in the table below.

Investment	March 31, 2010		December 31, 2009
Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$10,504	8,402	10,776	8,467
2002	480	526	469	469
2003	4,502	4,163	4,608	3,664
2004	21,739	20,701	21,808	19,404

Subtotal subprime	$37,225	33,792	37,661	32,004

Alt A:
2004	$3,828	3,828	3,626	3,626

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities.  Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks.  This emphasis is reflected in the high average credit rating of the Company's portfolio with 97.6% held in investment grade securities.  In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P®.

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

AAA and U.S. Government	$2,341,859	36.0	2,183,561	35.2
AA	405,795	6.2	360,634	5.8
A	1,487,001	22.9	1,461,055	23.5
BBB	2,114,118	32.5	2,052,193	33.0
BB and other below investment grade	158,311	2.4	155,283	2.5

Totals	$6,507,084	100.0	6,212,726	100.0

The Company does not purchase below investment grade securities.  Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are summarized below.

	Below Investment Grade Debt Securities
				% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets
	(In thousands, except percentages)

March 31, 2010	$153,938	158,311	147,825	2.3%

December 31, 2009	$155,110	155,283	141,895	2.4%

December 31, 2008	$84,229	72,154	67,375	1.2%

The Company's percentage of below investment grade securities compared to total invested assets decreased from December 31, 2009 primarily due to one security being sold during the first quarter.  The Company's holdings of below investment grade securities as a percentage of total invested assets is relatively small compared to industry averages.

Holdings in below investment grade securities by category as of March 31, 2010 are summarized below, including March 31, 2010 and December 31, 2009 fair values for comparison. The Company is continually monitoring developments in these industries that may affect security valuation issues.

	Below Investment Grade Debt Securities
	Amortized	Carrying	Fair	Fair
	Cost	Value	Value	Value
	March 31,	March 31,	March 31,	December 31,
Industry Category	2010	2010	2010	2009
	(In thousands)

Retail	$19,199	21,702	21,702	19,223
Telecommunications	6,319	10,575	10,575	10,600
Home equity	6,970	6,970	5,293	5,193
Manufactured housing	7,172	7,687	7,238	7,428
Mortgage-backed	9,804	7,956	7,956	6,705
Banking/finance	58,994	58,595	50,559	47,268
Manufacturing	32,051	32,457	32,132	31,306
Transportation	1,635	1,903	1,903	1,718
Other	11,794	10,466	10,467	10,175

Totals	$153,938	158,311	147,825	139,616

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

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity.  The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities.  Of the remaining two categories, available for sale and held to maturity, the Company makes a determination as to which category based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at March 31, 2010, approximately 32% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale.  These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	Fair	Amortized	Unrealized
	Value	Cost	Gains
	(In thousands)
Securities held to maturity:
Debt securities	$4,585,620	4,365,685	219,935
Securities available for sale:
Debt securities	2,141,399	2,032,098	109,301
Equity securities	14,832	6,044	8,788

Totals	$6,741,851	6,403,827	338,024

For the three months ended March 31, 2010, the Company recorded other-than-temporary impairment write-downs totaling $0.2 million pertaining to asset-backed securities whose discounted cash flows and fair values were less than the current amortized cost basis.

Mortgage Loans and Real Estate

The Company held net investments in mortgage loans totaling $108.7 million and $98.2 million at March 31, 2010 and December 31, 2009, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	March, 31, 2010		December 31, 2009
Geographic Region:	Amount	%	Amount	%
	(In thousands)		(In thousands)

West South Central	$57,609	53.0	$57,238	58.3
Mountain	21,842	20.1	22,007	22.4
East North Central	10,634	9.8	10,686	10.9
Middle Atlantic	7,030	6.5	2,359	2.4
East South Central	5,517	5.1	-	-
South Atlantic	3,745	3.4	3,570	3.6
Pacific	2,282	2.1	2,340	2.4

Totals	$108,659	100.0	$98,200	100.0

	March, 31, 2010		December 31, 2009
Property Type:	Amount	%	Amount	%
	(In thousands)		(In thousands)

Retail	$60,306	55.5	$63,928	65.1
Hotel/Motel	19,896	18.3	19,996	20.4
Apartments	6,172	5.7	6,167	6.3
Office	11,651	10.7	5,634	5.7
Land/Lots	10,632	9.8	2,473	2.5
All other	2	-	2	-

Totals	$108,659	100.0	$98,200	100.0

All loans within the portfolio are analyzed regularly in order to monitor the financial quality of these assets. Based on ongoing monitoring, mortgage loans with a likelihood of becoming delinquent are identified and placed on an internal “watch list”. Among the criteria that would indicate a potential problem are: major tenant vacancies or bankruptcies, late payments, and loan relief/restructuring requests. The mortgage loan portfolio is analyzed for the need for a valuation allowance on any loan that is on the internal watch list, in the process of foreclosure or that currently has a valuation allowance.

Mortgage loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to contractual terms of the loan agreement. When it is determined that a loan is impaired, a loss is recognized for the difference between the carrying amount of the mortgage loan and the estimated value reduced by the cost to sell. Estimated value is typically based on the loan’s observable market price or the fair value of the collateral less cost to sell. Impairments and changes in the valuation allowance are reported in net realized investment gains (losses) in the consolidated statements of earnings.

The following table represents the mortgage loan allowance for the three months ended March 31, 2010 and the year ended December 31, 2009:

	March 31,	December 31,
	2010	2009
	(In thousands)

Balance, beginning of period	$5,033	4,587
Provision	385	1,461
Releases	-	(1,015)

Balance, end of period	$5,418	5,033

The mortgage loan provision in the quarter ended March 31, 2010 pertains to a property in New Orleans, Louisiana whose value was negatively affected by Hurricane Katrina.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	March 31,	December 31,
	2010	2009
	(In thousands, except percentages)

Debt securities - fair value	$6,727,019	6,367,142
Debt securities - amortized cost	$6,397,783	6,138,073
Fair value as a percentage of amortized cost	105.2%	103.7%
Unrealized gain balance	$329,236	229,069
Ten-year U.S. Treasury bond – increase
in yield for the period	0.44%	1.09%

	Unrealized Gain Balance
	At	At	Change in
	March 31,	December 31,	Unrealized
	2010	2009	Balance
	(In thousands)

Debt securities held to maturity	$219,935	154,416	65,519
Debt securities available for sale	109,301	74,653	34,648

Totals	$329,236	229,069	100,167

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. Although market interest rates of the ten-year U.S. Treasury bond increased approximately 44 basis points from year-end 2009, the spread between corporate bond and treasury securities contracted approximately 100 basis points in the first quarter of 2010 causing an unrealized gain of $100.2 million during the quarter on a portfolio of approximately $6.4 billion.  The Company would expect similar results in the future from any significant upward or downward movement in market rates.  However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's consolidated balance sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2009, for its interest rate-sensitive assets and liabilities.  The changes in market values of the Company's debt securities in the first quarter of 2010 were reasonable given the expected range of results of this analysis.

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

The actual amounts paid by product line in connection with surrenders and withdrawals for the periods ended March 31 are noted in the table below.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Product Line:
Traditional Life	$899	1,279
Universal Life	10,729	15,865
Annuities	84,680	97,153

Total	$96,308	114,297

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $76.4 million and $40.1 million for the three months ended March 31, 2010 and 2009, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows totaled $240.1 million and $349.2 million for the three months ended March 31, 2010 and 2009, respectively.  These cash flow items could be reduced if interest rates rise.  Net cash flows from the Company's universal life and investment annuity deposit product operations totaled $123.4 million and $20.8 million during the three months ended March 31, 2010 and 2009, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of March 31, 2010, the Company had no commitments beyond its normal operating and investment activities.

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

Insurance reserves are the means by which life insurance companies determine the liabilities that must be established to assure that future policy benefits are provided for and can be paid.  These reserves are required by law and based upon standard actuarial methodologies to ensure fulfillment of commitments guaranteed to policyholders and their beneficiaries, even though the obligations may not be due for many years. Refer to Note (1) in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of reserving methods.

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Life claims payable (1)	$61,176	61,176	-	-	-
Other long-term reserve liabilities
reflected on the balance sheet
under GAAP (2)	530,763	114,072	180,035	86,315	150,341

Total	$591,939	175,248	180,035	86,315	150,341

(1)  Life claims payable include benefit and claim liabilities for which the Company believes the amount and timing of the payment is essentially fixed and determinable.  Such amounts generally relate to incurred and reported death and critical illness claims including an estimate of claims incurred but not reported.
(2)  Other long-term liabilities include estimated life and annuity obligations related to death claims, policy surrenders, policy withdrawals, maturities and annuity payments based on mortality, lapse, annuitization, and withdrawal assumptions consistent with the Company’s historical experience. These estimated life and annuity obligations are undiscounted projected cash outflows that assume interest crediting and market growth consistent with assumptions used in amortizing deferred acquisition costs. They do not include any offsets for future premiums or deposits. Other long-term liabilities also include determinable payout patterns related to immediate annuities. In contrast to this table, the majority of the Company’s liabilities for future obligations recorded on the consolidated balance sheet do not incorporate future credited interest and market growth. Therefore, the estimated life and annuity obligations presented in this table significantly exceed the life and annuity liabilities recorded in the reserves for future life and annuity obligations. Due to the significance of the assumptions used, the actual cash outflows will differ both in amount and timing, possibly materially, from these estimates.

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.  As part of the Company’s implementation of a new general ledger and financial reporting system, management implemented certain transitional controls during the first quarter to validate the accuracy and propriety of data used to report financial results for the period. It is expected that additional controls will be implemented in future reporting periods as the Company fully migrates to the new general ledger and financial reporting system and integrates it into the Company’s financial reporting process.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8(A) "Legal Proceedings" of the accompanying financial statements included in this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no changes relative to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

During March 2010, 260 shares were purchased from option holders at an average price $193.86.  Purchased shares are reported in the Company’s consolidated financial statements as authorized and unissued.

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit 10(co)	-	Amended National Western Life Insurance Company Pension Plan, effective January 1, 2008.

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: May 17, 2010	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: May 17, 2010	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 17, 2010	/S/ Michael G. Kean
Michael G. Kean
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)