Form 10-Q
period 2010-06-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2010-08-09
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of August 5, 2010, the number of shares of Registrant's common stock outstanding was: Class A – 3,425,966 and Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	June 30,	December 31,
ASSETS	2010	2009

Investments:
Securities held to maturity, at amortized cost (fair value: $4,851,850 and $4,331,077)	$4,527,103	4,176,661
Securities available for sale, at fair value (cost: $2,116,831 and $1,967,365)	2,283,018	2,050,079
Mortgage loans, net of allowance for possible losses ($5,418 and $5,033)	120,090	98,200
Policy loans	77,887	78,336
Derivatives, index options	23,228	89,915
Other long-term investments	30,066	32,829

Total Investments	7,061,392	6,526,020

Cash and short-term investments	57,820	108,866
Deferred policy acquisition costs	636,660	626,440
Deferred sales inducements	123,694	122,232
Accrued investment income	75,848	71,572
Federal income tax receivable	13,572	-
Other assets	76,150	63,605

	$8,045,136	7,518,735

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2010	2009

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$137,870	133,169
Universal life and annuity contracts	6,413,707	5,988,665
Other policyholder liabilities	132,415	128,931
Deferred Federal income tax liability	57,670	32,818
Federal income tax payable	-	13,197
Other liabilities	121,042	107,902

Total liabilities	6,862,704	6,404,682

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,425,966 issued and outstanding in 2010 and 2009	3,426	3,426
Class B - $1 par value; 200,000 shares authorized, issued, and outstanding in 2010 and 2009	200	200
Additional paid-in capital	36,680	36,680
Accumulated other comprehensive income	46,919	17,760
Retained earnings	1,095,207	1,055,987

Total stockholders’ equity	1,182,432	1,114,053

	$8,045,136	7,518,735

Note:  The condensed consolidated balance sheet at December 31, 2009, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)
(In thousands, except per share amounts)

	2010	2009

Premiums and other revenue:
Traditional life and annuity premiums	$4,898	4,389
Universal life and annuity contract charges	31,439	38,862
Net investment income	52,285	93,743
Other revenues	8,168	3,507
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(86)	(1,849)
Portion of OTTI losses recognized in other comprehensive income	-	1,823
Net OTTI losses recognized in earnings	(86)	(26)
Other net investment gains	137	192
Total net realized investment gains	51	166

Total revenues	96,841	140,667

Benefits and expenses:
Life and other policy benefits	13,519	10,248
Amortization of deferred policy acquisition costs and deferred sales inducements	18,237	28,549
Universal life and annuity contract interest	17,931	57,651
Other operating expenses	17,087	16,631

Total benefits and expenses	66,774	113,079

Earnings before Federal income taxes	30,067	27,588

Federal income taxes	9,255	8,746

Net earnings	$20,812	18,842

Basic Earnings Per Share:
Class A	$5.90	5.34
Class B	$2.95	2.67

Diluted Earnings Per Share:
Class A	$5.88	5.34
Class B	$2.95	2.67

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)
(In thousands, except per share amounts)

	2010	2009

Premiums and other revenues:
Traditional life and annuity premiums	$8,514	8,520
Universal life and annuity contract charges	63,535	77,433
Net investment income	155,135	164,349
Other revenues	14,319	7,101
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(334)	(7,130)
Portion of OTTI losses recognized in other comprehensive income	26	1,823
Net OTTI losses recognized in earnings	(308)	(5,307)
Other net investment gains (losses)	(70)	128
Total net realized investment losses	(378)	(5,179)

Total revenues	241,125	252,224

Benefits and expenses:
Life and other policy benefits	26,806	23,276
Amortization of deferred policy acquisition costs and deferred sales inducements	42,006	56,497
Universal life and annuity contract interest	80,631	92,917
Other operating expenses	34,404	29,344

Total benefits and expenses	183,847	202,034

Earnings before Federal income taxes	57,278	50,190

Federal income taxes	18,058	16,320

Net earnings	$39,220	33,870

Basic Earnings Per Share:
Class A	$11.12	9.61
Class B	$5.56	4.80

Diluted Earnings Per Share:
Class A	$11.08	9.60
Class B	$5.56	4.80

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009

Net earnings	$20,812	18,842

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains on securities:
Net unrealized holding gains arising during period	15,787	31,868
Net unrealized liquidity gains	506	-
Reclassification adjustment for net amounts included in net earnings	141	171
Amortization of net unrealized gains related to transferred securities	(3)	(12)

Net unrealized gains on securities	16,431	32,027

Foreign currency translation adjustments	57	(93)

Benefit plans:
Amortization of net prior service cost and net gain	289	411

Other comprehensive income	16,777	32,345

Comprehensive income	$37,589	51,187

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009

Net earnings	$39,220	33,870

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains on securities:
Net unrealized holding gains arising during period	31,479	39,513
Net unrealized liquidity losses	(2,807)	-
Reclassification adjustment for net amounts included in net earnings	-	2,872
Amortization of net unrealized losses (gains) related to transferred securities	4	(44)

Net unrealized gains on securities	28,676	42,341

Foreign currency translation adjustments	(96)	(98)

Benefit plans:
Amortization of net prior service cost and net gain	579	823

Other comprehensive income	29,159	43,066

Comprehensive income	$68,379	76,936

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009
Common stock:
Balance at beginning of period	$3,626	3,626
Shares exercised under stock option plan	-	-

Balance at end of period	3,626	3,626

Additional paid-in capital:
Balance at beginning of period	36,680	36,680
Shares exercised under the stock option plan	-	-

Balance at end of period	36,680	36,680

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	31,639	(53,770)
Change in unrealized gains during period	28,308	42,902

Balance at end of period	59,947	(10,868)

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(2,751)	-
Cumulative effect of change in accounting principal (See Note 3)	-	(507)
Amortization	80	15
Other-than-temporary impairments, non-credit	(26)	-
Additional credit loss on previously impaired securities	50	-
Change in shadow deferred policy acquisition costs	(62)	-

Balance at end of period	(2,709)	(492)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(562)	-
Other-than-temporary impairments, non-credit	-	(576)
Recoveries	326	-

Balance at end of period	(236)	(576)

Foreign currency translation adjustments:
Balance at beginning of period	2,893	2,966
Change in translation adjustments during period	(96)	(98)

Balance at end of period	2,797	2,868

Benefit plan liability adjustment:
Balance at beginning of period	(13,459)	(14,554)
Amortization of net prior service cost and net gain	579	823

Balance at end of period	(12,880)	(13,731)

Accumulated other comprehensive income (loss) at end of period	46,919	(22,799)

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)
(In thousands)

Retained earnings:
Balance at beginning of period	1,055,987	1,011,265

Cumulative effect of change in accounting principle, net of tax (See Note 3)	-	507
Net earnings	39,220	33,870

Balance at end of period	1,095,207	1,045,642

Total stockholders' equity	$1,182,432	1,063,149

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009

Cash flows from operating activities:
Net earnings	$39,220	33,870
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	80,631	92,917
Surrender charges and other policy revenues	(18,787)	(30,471)
Realized losses on investments	378	5,179
Accrual and amortization of investment income	(933)	(2,833)
Depreciation and amortization	2,191	1,344
Decrease (increase) in value of index options	70,482	(18,344)
Increase in deferred policy acquisition and sales inducement costs	(50,732)	(9,210)
Increase in accrued investment income	(4,276)	(2,328)
Increase in other assets	(14,362)	(11,822)
Increase in liabilities for future policy benefits	13,308	11,089
Increase in other policyholder liabilities	3,483	2,912
(Decrease) increase in Federal income taxes	(17,355)	5,266
Increase in other liabilities	19,437	13,642
Other, net	1	1,250

Net cash provided by operating activities	122,686	92,461

Cash flows from investing activities:
Proceeds from sales of:
Securities available for sale	8,860	14,770
Other investments	2,725	671
Proceeds from maturities and redemptions of:
Securities held to maturity	315,447	530,236
Securities available for sale	39,740	64,563
Index options	21,159	24,405
Purchases of:
Securities held to maturity	(664,897)	(668,004)
Securities available for sale	(203,900)	(101,172)
Other investments	(25,460)	(37,603)
Principal payments on mortgage loans	16,017	3,921
Cost of mortgage loans acquired	(38,366)	(6,049)
Decrease in policy loans	449	1,349
Other, net	-	-

Net cash used in investing activities	(528,226)	(172,913)

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	$653,171	363,145
Return of account balances on universal life and annuity contracts	(298,582)	(295,546)

Net cash provided by financing activities	354,589	67,599

Effect of foreign exchange	(95)	(93)

Net decrease in cash and short-term investments	(51,046)	(12,946)
Cash and short-term investments at beginning of period	108,866	67,796

Cash and short-term investments at end of period	$57,820	54,850

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$20	20
Income taxes	35,840	10,748

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of National Western Life Insurance Company and its subsidiaries (“Company”) as of June 30, 2010, and the results of its operations and its cash flows for the three and six months ended June 30, 2010 and 2009. The results of operations for the six months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec. gov. The condensed consolidated balance sheet at December 31, 2009, has been derived from the audited consolidated financial statements as of that date.

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

The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in the accompanying condensed consolidated financial statements include (1) liabilities for future policy benefits, (2) valuation of derivative instruments, (3) recoverability and amortization of deferred policy acquisition costs, (4) valuation allowances for deferred tax assets, (5) other-than-temporary impairment losses on debt securities, (6) commitments and contingencies, and (7) valuation allowances for mortgage loans and real estate.

The Company is implementing new actuarial reserving systems that enhance its ability to provide better estimates used in establishing future policy liabilities, monitor the deferred acquisition cost asset and the deferred sales asset as well as support other actuarial processes within the Company. The implementation of these new reserving systems for specific blocks of business began in the second quarter of 2009 and is expected to be completed in 2011.  As the Company applies these new systems to a line of business, current reserving assumptions are reviewed and updated as appropriate. During the three months ended March 31, 2010 a correction was made to a surrender charge assumption for future years on one deferred annuity product line.  This change resulted in an unlocking adjustment that increased the Deferred Policy Acquisition Costs (“DPAC”) amortization expense by $2.7 million in the first quarter.  During the three months ended June 30, 2010, a correction was made to traditional life policy related expense of $1.3 million.  This change was related to reserve calculations on current face amounts of insurance in force but should have been calculated on the ultimate face amounts.  As the amounts of these corrections were determined to have occurred over the course of multiple previously reported periods, it was concluded that the amounts of the corrections were immaterial to the financial results reported in any of these periods, as well as the current period.

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

In December 2007, the FASB issued new guidance establishing accounting and reporting standards for entities that have equity investments that are not attributable directly to the parent, called noncontrolling interests or minority interests. More specifically, the guidance addresses where and how to report noncontrolling interests in the consolidated statements of financial position and operations, how to account for changes in noncontrolling interests and provides disclosure requirements. The Company adopted the guidance effective January 1, 2009, and it did not have a material impact on the Company’s consolidated financial condition and results of operations.

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

In March 2008, the FASB issued new guidance to require companies with derivative instruments to disclose information about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance became effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company adopted it on January 1, 2009 with no material impact on the consolidated financial statements.  See Note 11, Derivative Investments, for additional information pertaining to this guidance.

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

On April 9, 2009 the FASB issued new guidance which amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational, and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance was effective for the Company as of June 30, 2009. The impact of its adoption is discussed in Note 3 Stockholders’ Equity and Note 9, Investments.

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

(3)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on statutory earnings and surplus levels of the Company.  The maximum dividend payment which may be made without prior approval in 2010 is $81.3 million.  The Company did not pay cash dividends on common stock during the six months ended June 30, 2010 and 2009.

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

	Three Months Ended June 30,
	2010		2009
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and
Diluted Earnings Per Share:
Net income	$20,812		18,842
Dividends – Class A shares	-		-
Dividends – Class B shares	-		-

Undistributed income	$20,812		18,842

Allocation of net income:
Dividends	$-	-	-	-
Allocation of undistributed income	20,222	590	18,307	535

Net income	$20,222	590	18,307	535

Denominator:
Basic earnings per share - weighted-average shares	3,426	200	3,426	200
Effect of dilutive stock options	14	-	4	-

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,440	200	3,430	200

Basic Earnings Per Share	$5.90	2.95	5.34	2.67

Diluted Earnings Per Share	$5.88	2.95	5.34	2.67

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30,
	2010		2009
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and
Diluted Earnings Per Share:
Net income	$39,220		33,870
Dividends – Class A shares	-		-
Dividends – Class B shares	-		-

Undistributed income	$39,220		33,870

Allocation of net income:
Dividends	$-	-	-	-
Allocation of undistributed income	38,108	1,112	32,909	961

Net income	$38,108	1,112	32,909	961

Denominator:
Basic earnings per share - weighted-average shares	3,426	200	3,426	200
Effect of dilutive stock options	14	-	4	-

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,440	200	3,430	200

Basic Earnings Per Share	$11.12	5.56	9.61	4.80

Diluted Earnings Per Share	$11.08	5.56	9.60	4.80

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Service cost	$-	-	-	-
Interest cost	258	262	517	524
Expected return on plan assets	(259)	(223)	(518)	(445)
Amortization of prior service cost	1	1	2	2
Amortization of net loss	125	149	250	297

Net periodic benefit cost	$125	189	251	378

The Company expects to contribute $776,000 to the plan in 2010.  As of June 30, 2010, the Company has contributed $218,000 to the plan.

The Company also sponsors a non-qualified defined benefit plan for certain senior officers. The plan provides benefits based on the participants' years of service and compensation.  The pension obligations and administrative responsibilities of the plan are maintained by a pension administration firm, which is a subsidiary of American National Insurance Company ("ANICO"). ANICO has guaranteed the payment of pension obligations under the plan.  However, the Company has a contingent liability with respect to the pension plan should these entities be unable to meet their obligations under the existing agreements.  Also, the Company has a contingent liability with respect to the plan in the event that a plan participant continues employment with the Company beyond age seventy, the aggregate average annual participant salary increases exceed 10% per year, or any additional employees become eligible to participate in the plan.  If any of these conditions are met, the Company would be responsible for any additional pension obligations resulting from these items.  Amendments were made to the plan to allow an additional employee to participate and to change the benefit formula for the Chairman of the Company.  As previously mentioned, these additional obligations are a liability to the Company. Effective December 31, 2004, this plan was frozen with respect to the continued accrual of benefits of the Chairman and the President of the Company in order to comply with law changes under the American Jobs Creation Act of 2004 ("Act").

Effective July 1, 2005, the Company established a second non-qualified defined benefit plan for the benefit of the Chairman of the Company.  This plan is intended to provide for post-2004 benefit accruals that mirror and supplement the pre-2005 benefit accruals under the previously discussed non-qualified defined benefit plan, while complying with the requirements of the Act.

Effective November 1, 2005, the Company established a third non-qualified defined benefit plan for the benefit of the President of the Company.  This plan is intended to provide for post-2004 benefit accruals that supplement the pre-2005 benefit accruals under the first non-qualified defined benefit plan as previously discussed, while complying with the requirements of the Act.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the components of net periodic benefit costs for the Chairman and President non-qualified defined benefit plans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Service cost	$13	37	26	74
Interest cost	266	309	532	617
Amortization of prior service cost	129	260	258	520
Amortization of net loss	164	198	329	396

Net periodic benefit cost	$572	804	1,145	1,607

The Company expects to contribute $2.0 million to these plans in 2010.  As of June 30, 2010, the Company has contributed $991,000 to the plans.

(B)  Defined Benefit Postretirement Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following summarizes the components of net periodic benefit costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Interest cost	$35	33	69	65
Amortization of prior service cost	25	26	51	52

Net periodic benefit cost	$60	59	120	117

The Company expects to contribute minimal amounts to the plan in 2010.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)  SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information for the quarters ended June 30, 2010 and 2009 is provided below.

Selected Segment Information:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

June 30, 2010:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$44,834	210,101	505,419	-	760,354
Total segment assets	395,512	1,131,250	6,467,299	-	7,994,061
Future policy benefits	323,453	676,414	5,551,710	-	6,551,577
Other policyholder liabilities	10,582	15,219	106,614	-	132,415

Three Months Ended
June 30, 2010:
Condensed Income Statements:
Premiums and contract
revenues	$7,064	24,675	4,598	-	36,337
Net investment income	4,704	2,797	40,227	4,557	52,285
Other income	182	228	1,908	5,850	8,168

Total revenues	11,950	27,700	46,733	10,407	96,790

Life and other policy benefits	5,045	6,094	2,380	-	13,519
Amortization of deferred
acquisition costs	3,028	2,317	12,892	-	18,237
Universal life and annuity
contract interest	2,872	2,201	12,858	-	17,931
Other operating expenses	3,418	4,664	4,742	4,263	17,087
Federal income taxes (benefit)	(737)	3,874	4,187	1,914	9,238

Total expenses	13,626	19,150	37,059	6,177	76,012

Segment earnings (loss)	$(1,676)	8,550	9,674	4,230	20,778

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Six Months Ended
June 30, 2010:
Condensed Income Statements:
Premiums and contract
revenues	$14,049	48,792	9,208	-	72,049
Net investment income	9,502	13,119	126,408	6,106	155,135
Other income	215	293	2,459	11,352	14,319

Total revenues	23,766	62,204	138,075	17,458	241,503

Life and other policy benefits	8,295	15,234	3,277	-	26,806
Amortization of deferred
acquisition costs	5,768	8,992	27,246	-	42,006
Universal life and annuity
contract interest	5,334	12,349	62,948	-	80,631
Other operating expenses	6,331	11,221	8,449	8,403	34,404
Federal income taxes (benefit)	(591)	4,517	11,408	2,857	18,191

Total expenses	25,137	52,313	113,328	11,260	202,038

Segment earnings (loss)	$(1,371)	9,891	24,747	6,198	39,465

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$36,337	43,251	72,049	85,953
Net investment income	52,285	93,743	155,135	164,349
Other income	8,168	3,507	14,319	7,101
Realized gains (losses) on investments	51	166	(378)	(5,179)

Total consolidated premiums and
other revenue	$96,841	140,667	241,125	252,224

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$9,238	8,688	18,191	18,133
Taxes on realized gains (losses)on investments	17	58	(133)	(1,813)

Total consolidated Federal
income taxes	$9,255	8,746	18,058	16,320

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net Earnings:
Total segment earnings	$20,778	18,734	39,465	37,236
Realized gains (losses) on investments, net of taxes	34	108	(245)	(3,366)

Total consolidated net earnings	$20,812	18,842	39,220	33,870

	June 30,
	2010	2009
	(In thousands)
Assets:
Total segment assets	$7,994,061	6,988,887
Other unallocated assets	51,075	47,864

Total consolidated assets	$8,045,136	7,036,751

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7)  SHARE-BASED PAYMENTS

The Company has a stock and incentive plan ("1995 Plan") which provides for the grant of any or all of the following types of awards to eligible employees:  (1) stock options, including incentive stock options and nonqualified stock options;  (2) stock appreciation rights (“SARs”), in tandem with stock options or freestanding;  (3) restricted stock; and  (4) performance awards.  The 1995 Plan began on April 21, 1995, and was amended on June 25, 2004 to extend the termination date to April 20, 2010.  The number of shares of Class A, $1.00 par value, common stock which may have been issued under the 1995 Plan, or as to which stock appreciation rights or other awards may have been granted, could not exceed 300,000.  Effective June 20, 2008, the Company’s shareholders approved a 2008 Incentive Plan (“2008 Plan”).  The 2008 Plan is substantially similar to the 1995 Plan and authorized an additional number of Class A, $1.00 par value, common stock shares eligible for issue not to exceed 300,000.  These shares may be authorized and unissued.  The Company has issued only nonqualified stock options and stock appreciation rights.

All of the employees of the Company and its subsidiaries are eligible to participate in the two plans.  In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options.  Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options.  The directors’ grants vest 20% annually following one full year of service to the Company from the date of grant.  The employees’ grants vest 20% annually following three full years of service to the Company from the date of grant.  All grants issued expire after ten years.  No awards were issued during the first or second quarter of 2010.  On February 19, 2009, the Company awarded 29,393 stock appreciation rights to Company officers and 9,000 stock appreciation rights to Company directors at a market value price of $114.64.

In 2006, the Company adopted and implemented a limited stock buy-back program which provides option holders under the 1995 Plan the additional alternative of selling shares acquired through the exercise of options directly back to the Company.  Option holders may elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. The buy-back program did not alter the terms and conditions of the plan; however the program necessitated a change in accounting from the equity classification to the liability classification.

In 2008, the Company implemented another limited stock buy-back program, substantially similar to the 2006 program, for shares issued under the 2008 Plan.

The Company uses the current fair value method to measure compensation cost. As of June 30, 2010 and 2009, the liability balance was $4.2 million and $2.6 million, respectively. A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
			Weighted-
	Shares		Average
	Available		Exercise
	For Grant	Shares	Price

Stock Options:
Balance at January 1, 2010	292,400	104,577	$174.24
Exercised	-	(260)	92.13
Forfeited	500	(500)	236.00
Expired	-	-	-
Stock options granted	-	-	-

Balance at June 30, 2010	292,900	103,817	$181.13

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Stock Appreciation Rights Outstanding
		Weighted-
		Average
		Exercise
	Awards	Price

Stock Appreciation Rights:
Balance at January 1, 2010	41,143	$123.40
Exercised	-	-
Forfeited	(1,250)	171.18
Granted	-	-

Balance at June 30, 2010	39,893	$132.63

The total intrinsic value of options exercised was $26,000 and $0 for the six months ended June 30, 2010 and 2009, respectively. The total share-based liabilities paid were $26,000 and $0 for the six months ended June 30, 2010 and 2009, respectively. For the quarters ended June 30, 2010 and 2009, the total cash received from the exercise of options under the Plan was $0 and $0, respectively. The total fair value of shares vested during the six months ended June 30, 2010 and 2009 was $0.9 million and $0.2 million, respectively.

The following table summarizes information about stock options and SARs outstanding at June 30, 2010.

	Options/SARs Outstanding
		Weighted-
		Average
	Number	Remaining	Options
	Outstanding	Contractual Life	Exercisable
Exercise prices:
$ 92.13	9,699	0.8 years	9,699
95.00	6,000	1.0 years	6,000
150.00	51,850	3.8 years	42,250
255.13	27,768	7.7 years	500
208.05	9,000	8.0 years	3,600
236.00	750	8.1 years	-
251.49	1,000	8.2 years	-
114.64	37,643	8.5 years	2,300

Totals	143,710		64,349

Aggregate intrinsic value
(In thousands)	$2,513		$1,139

The aggregate intrinsic value in the table above is based on the closing stock price of $152.76 per share on June 30, 2010.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In estimating the fair value of the options outstanding at June 30, 2010 and December 31, 2009, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	June 30,	December 31,
	2010	2009

Expected term of options	1 to 9 years	1 to 9 years
Expected volatility:
Range	28.96% to 76.17%	28.41% to 101.39%
Weighted-average	39.53%	44.03%
Expected dividend yield	0.24%	0.30%
Risk-free rate:
Range	0.99% to 2.75%	1.58% to 2.89%
Weighted-average	1.67%	2.27%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option’s expected exercise date.

The pre-tax compensation cost recognized in the financial statements related to the two plans defined above was $(1.1) million and $(1.2) million for the six months ended June 30, 2010 and 2009, respectively. The related tax expense recognized was $(0.4) million for both of the six months ended June 30, 2010 and 2009.

As of June 30, 2010, the total compensation cost related to nonvested options not yet recognized was $2.9 million.  This amount is expected to be recognized over a weighted-average period of 2.6 years.  The Company recognizes compensation cost over the graded vesting periods.

(8) COMMITMENTS AND CONTINGENCIES

(A) Legal Proceedings

The Company was a defendant in a class action lawsuit initially filed on September 17, 2004, in the Superior Court of the State of California for the County of Los Angeles.  The California state court certified a class consisting of certain California policyholders age 65 and older alleging violations under California Business and Professions Code section 17200.  The court additionally certified a subclass of 36 policyholders alleging fraud against their agent, and vicariously against the Company.  The California Insurance Department intervened in this case asserting that the Company violated California insurance laws.  The parties to this case had been involved in court-ordered mediation and ongoing negotiations.  On February 22, 2010, the Company reported in a Form 8-K filing a settlement agreement with the plaintiffs and plaintiff in intervention providing a settlement benefit of approximately $17 million which was included in the Company’s legal accrual provision at December 31, 2009.  The settlement agreement is subject to final court approval at a Fairness Hearing currently set for August 20, 2010.  Including attorney’s fees and other considerations, the Company has accrued $22.8 million at June 30, 2010 for this matter.

The Company is a defendant in a second class action lawsuit pending as of June 12, 2006, in the U.S. District Court for the Southern District of California.  The case is titled In Re National Western Life Insurance Deferred Annuities Litigation.  The complaint asserts claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust.  On July 12, 2010 the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty.  The Company believes that it has meritorious defenses in this cause and intends to vigorously defend itself against the asserted claims.  No amounts have been provided in the consolidated financial statements of the Company as of June 30, 2010 for this matter.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company is the named defendant in the case of Sheila Newman vs. National Western Life Insurance Company which alleged mishandling of policyholder funds by an agent.  On February 3, 2010, the 415th Judicial District Court of Parker County in Weatherford, Texas, entered a Final Judgment against the Company of approximately $208,000 including actual damages of $113,000 and amounts for attorney’s fees for preparation of trial, and prejudgment interest on the actual damages.  In addition, the Final Judgment included $150 million for exemplary damages. The Company will continue to vigorously defend this case and has filed a notice of appeal of the Final Judgment with the proper Court of Appeals in Texas.  The Company believes the Final Judgment is inconsistent with current state and federal laws and intends to establish on appeal that it is not liable for the Plaintiff’s actual or exemplary damages.  At June 30, 2010, the Company has accrued $0.6 million pertaining to this matter.

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

The amounts accrued in the financial statements at June 30, 2010 of $23.4 million ($23.0 million at December 31, 2009) for the foregoing lawsuits represent estimates made by the Company based upon current information and are subject to change as facts and circumstances change and develop.

In January 2009, the SEC published its newly adopted Rule 151A, Indexed Annuities and Certain Other Insurance Contracts.  This rule defined “indexed annuities to be securities and thus subject to regulation by the SEC under federal securities laws”.  Currently indexed annuities sold by life insurance companies are regulated by the States as insurance products and Section 3(a)(8) of the Securities Act of 1933 provides an exemption for certain “annuity contracts,” “optional annuity contracts,” and other insurance contracts.  The Company and others subsequently filed suit in the U.S. Court of Appeals for the District of Columbia to overturn this rule, which was scheduled to be effective January 12, 2011.  The US Court of Appeals (D.C. Circuit) vacated Rule 151A on July 12, 2010.  Further, Congress passed and the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act on July 21, 1010 (“Dodd-Frank Act”).  The Dodd-Frank Act treats annuities as exempt under Sec. 3(a)(8) of the Securities Act of 1933 if they meet a three prong test.  The Company does not foresee any significant issues in meeting this test.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(9) INVESTMENTS

(A) Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$132	88	370	146
Realized losses on disposal	-	(30)	-	(180)
Held to maturity debt securities:
Realized gains on disposal	43	35	141	114
Realized losses on disposal	-	(14)	(6)	(19)
Equity securities realized gains (losses)	(38)	103	(16)	62
Real estate write-down	-	(52)	(174)	(52)
Mortgage loans write-downs	-	(6)	(385)	(12)
Other	-	68	-	69

Totals	$137	192	(70)	128

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands)

Total other-than-temporary impairment losses on debt securities	$(86)	(1,839)	(334)	(6,714)
Portion of loss recognized in comprehensive income	-	1,823	26	1,823

Net impairment losses on debt securities recognized in earnings	(86)	(16)	(308)	(4,891)
Equity securities impairments	-	(10)	-	(416)

Totals	$(86)	(26)	(308)	(5,307)

For the six months ended June 30, 2010, the Company recognized $0.3 million as other-than-temporary impairments on 1 available for sale and 2 held to maturity mortgage-backed securities and 2 held to maturity asset-backed securities of which $0.3 million was recognized in earnings as a credit loss.  The credit component of the impairment was determined to be the difference between amortized cost and the present value of the cash flows expected to be received, discounted at the original yield. The significant inputs used to project cash flows are estimated future prepayment rates, default rates and default loss severity.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments under the new guidance in other comprehensive loss.

			Nine Months*
	Three Months	Six Months	Ended
	Ended	Ended	December 31,
	June 30, 2010	June 30, 2010	2009
		(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$549	327	28
Additions for credit losses not previously recognized in other-than-temporary impairments	86	308	299

Ending balance, cumulative credit losses related to other-than-temporary impairment	$635	635	327

*Since the adoption date of the new FASB GAAP guidance.

(B) Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at June 30, 2010.

	Securities Held to Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Government agencies	$196,327	4,137	-	200,464

U.S. Treasury	1,913	489	-	2,402

States and political subdivisions	208,487	8,391	692	216,186

Foreign governments	9,966	1,062	-	11,028

Public utilities	615,764	55,983	336	671,411

Corporate	1,643,402	131,462	14,602	1,760,262

Mortgage-backed	1,801,368	140,544	897	1,941,015

Home equity	27,703	310	1,581	26,432

Manufactured housing	22,173	870	393	22,650

Totals	$4,527,103	343,248	18,501	4,851,850

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents amortized costs and fair values of securities available for sale at June 30, 2010.

	Securities Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Government agencies	$-	-	-	-

U.S. Treasury	-	-	-	-

States and political subdivisions	8,063	-	325	7,738

Foreign governments	10,328	774	-	11,102

Public utilities	340,807	29,696	230	370,273

Corporate	1,504,148	125,318	6,264	1,623,202

Mortgage-backed	224,348	14,243	2,727	235,864

Home equity	13,036	-	3,639	9,397

Manufactured housing	10,001	1,135	-	11,136
	2,110,731	171,166	13,185	2,268,712

Equity private	195	7,369	-	7,564

Equity public	5,905	1,133	296	6,742

Totals	$2,116,831	179,668	13,481	2,283,018

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2010.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. Government agencies	$-	-	-	-	-	-

U.S. Treasury	-	-	-	-	-	-

State and political subdivisions	17,015	453	12,357	239	29,372	692

Foreign governments	-	-	-	-	-	-

Public utilities	1,812	194	9,849	142	11,661	336

Corporate bonds	72,092	45	162,721	14,557	234,813	14,602

Mortgage-backed	-	-	63,254	897	63,254	897

Home equity	2,300	134	14,223	1,447	16,523	1,581

Manufactured housing	-	-	4,759	393	4,759	393

Total temporarily impaired securities	$93,219	826	267,163	17,675	360,382	18,501

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position as of June 30, 2010.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. Government agencies	$-	-	-	-	-	-

U.S. Treasury	-	-	-	-	-	-

State and political subdivisions	-	-	7,738	325	7,738	325

Foreign governments	-	-	-	-	-	-

Public utilities	-	-	4,838	230	4,838	230

Corporate bonds	15,707	566	91,022	5,698	106,729	6,264

Mortgage-backed	-	-	19,355	2,727	19,355	2,727

Home equity	-	-	9,398	3,639	9,398	3,639

Manufactured housing	-	-	-	-	-	-
	15,707	566	132,351	12,619	148,058	13,185

Equity public	317	34	1,100	262	1,417	296

Total temporarily impaired securities	$16,024	600	133,451	12,881	149,475	13,481

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt securities. The gross unrealized losses for debt securities at June 30, 2010 are made up of 92 individual issues, or 10.0% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 94.1%. Of the 92 securities, 76, or approximately 82.6%, fall in the 12 months or greater aging category; of the 92 debt securities, 76 were rated investment grade at June 30, 2010.  Additional information on debt securities by investment category is summarized below:

U.S. Treasury. No securities had a gross unrealized loss.

U.S. Government agencies.  No securities had a gross unrealized loss.

State and political subdivisions.  The unrealized losses on these investments are the result of holdings in 22 securities.  Of these securities, all are rated A or above.  Based on these ratings and the Company's intent to hold to maturity, no other-than-temporary loss was recognized as of June 30, 2010.

Foreign governments.  No securities had a gross unrealized loss.

Public utilities.  Of the 3 securities, 2 are rated A- and 1 was BB-  which was priced at 95.5% of amortized cost.  At this time, the Company does not consider any of these unrealized losses as other-than-temporary.

Corporate bonds. Corporate securities with unrealized losses are reviewed based on monitoring procedures including: review of the amount of the unrealized loss, the length of time that the issue has been in an unrealized loss position, credit ratings, analyst reports, and recent issuer financial information.  A total of 44 securities had unrealized losses with 10 issues rated below investment grade. More extensive analysis was performed on these 10 issues and, based on the work performed, none of the unrealized losses are considered other-than-temporarily impaired at June 30, 2010.

Mortgage-backed securities. Of the 13 securities, all are rated AAA except 2, which are rated CCC.  The Company generally purchases these investments at a discount relative to their face amount and it is expected that the securities will not be settled at a price less than the stated par.  The decline in market value is attributable to the current illiquidity in the market and not credit quality.  As the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, and based on the lack of adverse changes in expected cash flows, the Company does not consider these AAA rated investments and 1 CCC rated investment to be other-than-temporarily impaired at June 30, 2010.  The Company recognized an other-than-temporary loss at June 30, 2010 for the other CCC rated security.

Home equity. Of the 8 securities, 5 are rated AAA, 1 is rated AA, 1 is rated BBB- and 1 is rated CC.  The Company performs a quarterly cash flow analysis on asset-backed securities that are rated below AA.  Based on the lack of adverse changes in expected cash flows, issue rated CC is not considered impaired.  The BBB- security was other-than-temporarily impaired due to adverse cash flows.

Manufactured housing.  Of the 2 securities with an unrealized loss, 1 is rated B and 1 is rated BB.  Based on lack of adverse changes in expected cash flows, neither of the securities are considered other-than-temporarily impaired.

Equity securities.  The gross unrealized losses for equity securities are made up of 40 individual issues.  These holdings are reviewed for impairment quarterly.  During the six months ended June 30, 2010, the Company recorded no other-than-temporary impairments.

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

	Securities Held to Maturity
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

	Securities Available for Sale
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

(C)  Transfer of Securities

During the six months ended June 30, 2010 and 2009, the Company made transfers totaling $11.7 million and $30.7 million, respectively, to the Held to Maturity category from securities Available for Sale.  Lower holdings of securities available for sale reduces the Company's exposure to market price volatility while still providing securities available for liquidity and asset/liability management purposes. The transfers of securities were recorded at fair value in accordance with GAAP, which requires that the $0.6 million unrealized holding loss at the date of the transfer continue to be reported in a separate component of stockholders' equity and be amortized over the remaining lives of the securities, as an adjustment of yield, in a manner consistent with the amortization of any premium or discount.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(10)  FAIR VALUES OF FINANCIAL INSTRUMENTS

GAAP defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements.  Fair value is based on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The objective of a fair value measurement is to determine that price for each financial instrument at each measurement date. GAAP also establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a variety of factors including the type of instrument and the characteristics of instruments. Financial instruments with readily available active quoted prices or those for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measures.

The following methods and assumptions were used in estimating the fair value of financial instruments and liabilities during the periods presented in the consolidated financial statements.

Fixed maturity securities.  Fair values for investments in debt securities available for sale are based on quoted market prices, where available. For securities not actively traded, fair values are estimated using values obtained from various independent pricing services. In the cases where prices are unavailable from these sources, values are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

Equity securities.  Fair values for equity securities are based upon quoted market prices, where available. For equity securities that are not actively traded, estimated values are based on values of comparable issues or audited financial statements of the issuer.

Cash and short-term investments.  The carrying amounts reported in the balance sheet for these instruments approximate their fair values due to the relatively short time between the purchase of the instrument and its expected repayment or maturity.

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

Derivatives. Fair values for index (call) options are based on counterparty market prices.  The counterparties use market standard valuation methodologies incorporating market inputs for volatility and risk free interest rates in arriving at a fair value for each option contract. Prices are verified by the Company using analytical tools. There are no performance obligations related to the call options purchased to hedge the Company’s fixed indexed life and annuity policy liabilities.

Life interest in Libbie Shearn Moody Trust.  The fair value of the life interest is estimated based on assumptions as to future distributions from the Trust over the life expectancy of Mr. Robert L. Moody, Chairman of the Board and Chief Executive Officer. These estimated cash flows were discounted at a rate consistent with uncertainties relating to the amount and timing of future cash distributions. However, the Company has limited the fair value to the maximum amount to be received from insurance proceeds in the event of Mr. Moody's premature death.

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

The Company utilizes independent third-party pricing services to determine the majority of its fair values of investment securities. The independent pricing services provide quoted market prices when available or otherwise incorporate a variety of observable market data in their valuation techniques including reported trading prices, broker-dealer quotes, bids and offers, benchmark securities, benchmark yields, credit ratings, and other reference data. The Company reviews prices received from service providers for unusual fluctuations to ensure that the prices represent a reasonable estimate of fair value but generally accepts the price identified from the primary pricing service.

Fair value measurements for investment securities where there exists limited or no observable data are calculated using the Company’s own estimates based on current interest rates, credit spreads, liquidity premium or discount, the economic and competitive environment, unique characteristics of the security and other pertinent factors. These estimates are derived a number of ways including, but not limited to pricing provided by brokers where the price indicates reliability as to value, fair values of comparable security incorporating a spread adjustment (for maturity differences, credit quality, liquidity, collateralization), discounted cash flow models and margin spreads, bond yield curves, and observable market prices and exchange transaction information not provided by external pricing services. The resulting prices may not be realized in an actual sale or immediate settlement and there may be inherent weaknesses in any calculation technique. In addition, changes in underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the Company has categorized its financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three level hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.  If the inputs used for an asset change, such that the asset is transferred between levels, all transfers in and out of reporting levels take place on the end of the reporting period’s valuation date.

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

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	June 30, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,268,712	-	2,251,275	17,437
Equity securities, available for sale	14,306	5,503	1,238	7,565
Derivatives, index options	23,228	-	23,228	-

Total assets	$2,306,246	5,503	2,275,741	25,002

Policyholder account balances (a)	$29,728	-	29,728	-
Other liabilities (b)	4,206	-	-	4,206

Total liabilities	$33,934	-	29,728	4,206

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,036,065	-	2,019,415	16,650
Equity securities, available for sale	14,014	5,536	1,321	7,157
Derivatives, index options	89,915	-	89,915	-

Total assets	$2,139,994	5,536	2,110,651	23,807

Policyholder account balances (a)	$88,492	-	88,492	-
Other liabilities (b)	5,373	-	-	5,373

Total liabilities	$93,865	-	88,492	5,373

(a)  Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)  Represents the liability for share-based compensation.

During the three and six months ended June 30, 2010, the Company did not make any transfers of assets into or out of levels 1, 2 or 3.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	June 30, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,251,275	-	2,251,275	-
Priced internally	17,437	-	-	17,437
Subtotal	2,268,712	-	2,251,275	17,437

Equity securities, available for sale:
Priced by third-party vendors	6,741	5,503	1,238	-
Priced internally	7,565	-	-	7,565
Subtotal	14,306	5,503	1,238	7,565

Derivatives, index options:
Priced by third-party vendors	23,228	-	23,228	-
Priced internally	-	-	-	-
Subtotal	23,228	-	23,228	-

Total	$2,306,246	5,503	2,275,741	25,002

Percent of total	100%	0%	99%	1%

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,019,415	-	2,019,415	-
Priced internally	16,650	-	-	16,650
Subtotal	2,036,065	-	2,019,415	16,650

Equity securities, available for sale:
Priced by third-party vendors	6,857	5,536	1,321	-
Priced internally	7,157	-	-	7,157
Subtotal	14,014	5,536	1,321	7,157

Derivatives, index options:
Priced by third-party vendors	89,915	-	89,915	-
Priced internally	-	-	-	-
Subtotal	89,915	-	89,915	-

Total	$2,139,994	5,536	2,110,651	23,807

Percent of total	100%	0%	99%	1%

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	For the Three Months Ended June 30, 2010
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	for Sale	for Sale	Assets	Liabilities
	(In thousands)

Beginning balance, April 1, 2010	$17,733	7,565	25,298	6,076
Total realized and unrealized gains (losses):
Included in net income	-	-	-	(1,755)
Included in other comprehensive income	(296)	-	(296)	-
Purchases, sales, issuances and settlements, net	-	-	-	(115)
Transfers into (out of) Level 3	-	-	-	-

Balance at end of period	$17,437	7,565	25,002	4,206

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$-	-	-	(1,985)

	For the Three Months Ended June 30, 2009
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	for Sale	for Sale	Assets	Liabilities
	(In thousands)

Beginning balance, April 1, 2009	$6,976	7,157	14,133	1,573
Total realized and unrealized gains (losses):
Included in net income	-	-	-	1,033
Included in other comprehensive income	1,104	-	1,104	-
Purchases, sales, issuances and settlements, net	(535)	-	(535)	(49)
Transfers into (out of) Level 3	-	-	-	-

Balance at end of period	$7,545	7,157	14,702	2,557

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$-	-	-	983

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Six Months Ended June 30, 2010
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	for Sale	for Sale	Assets	Liabilities
	(In thousands)

Beginning balance, January 1, 2010	$16,650	7,157	23,807	5,373
Total realized and unrealized gains (losses):
Included in net income	-	-	-	(1,025)
Included in other comprehensive income	659	408	1,067	-
Purchases, sales, issuances and settlements, net	128	-	128	(142)
Transfers into (out of) Level 3	-	-	-	-

Balance at end of period	$17,437	7,565	25,002	4,206

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$-	-	-	(1,255)

	For the Six Months Ended June 30, 2009
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	for Sale	for Sale	Assets	Liabilities
	(In thousands)

Beginning balance, January 1, 2009	$10,242	7,190	17,432	3,787
Total realized and unrealized gains (losses):
Included in net income	-	-	-	(1,241)
Included in other comprehensive income	(2,160)	(33)	(2,193)	-
Purchases, sales, issuances and settlements, net	(537)	-	(537)	11
Transfers into (out of) Level 3	-	-	-	-

Balance at end of period	$7,545	7,157	14.702	2,557

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$-	-	-	(1,230)

Realized gains (losses) on debt and equity securities are reported in the condensed consolidated statements of earnings as net investment gains (losses), while unrealized gains (losses) on available for sale debt and equity securities are reported as other comprehensive income (loss) within stockholders’ equity.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Values	Values	Values	Values
	(In thousands)

ASSETS
Investments in debt and equity securities:
Securities held to maturity	$4,527,103	4,851,850	4,176,661	4,331,077
Securities available for sale	2,283,077	2,283,373	2,050,079	2,050,079

Cash and short-term investments	57,820	57,820	108,866	108,866
Mortgage loans	120,090	118,577	98,200	97,763
Policy loans	77,887	77,887	78,336	78,336
Other loans	9,388	11,057	11,611	13,304
Derivatives, index options	23,228	23,228	89,915	89,915
Life interest in Libbie Shearn
Moody Trust	819	12,775	981	12,775

LIABILITIES
Deferred annuity contracts	$5,141,776	4,797,029	4,756,142	4,438,834
Immediate annuity and supplemental contracts	481,940	491,619	465,471	450,154

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

The Company purchases over-the-counter index options, which are derivative financial instruments, to hedge the equity return component of its fixed-indexed annuity and life products.  The index options act as hedges to match closely the returns on the underlying index or indices.  The amounts which may be credited to policyholders are linked, in part, to the returns of the underlying index or indices. As a result, changes to policyholders' liabilities are substantially offset by changes in the value of the options. Cash is exchanged upon purchase of the index options and no principal or interest payments are made by either party during the option periods. Upon maturity or expiration of the options, cash is paid to the Company based on the underlying index’s or indices’ performance and terms of the contract.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company does not elect hedge accounting relative to these derivative instruments. The index options are reported at fair value in the accompanying condensed consolidated financial statements.  The changes in the values of the index options and the changes in the policyholder liabilities are both reflected in the condensed consolidated statements of earnings.  Any changes relative to the embedded derivatives associated with policy contracts are reflected in contract interest in the condensed consolidated statements of earnings.  Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in values, are reflected as net investment income in the condensed consolidated statements of earnings.

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

The tables below present the fair value of derivative instruments as of June 30, 2010 and December 31, 2009, respectively.

	June 30, 2010
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
		(In thousands)		(In thousands)
Derivatives not designated as
hedging instruments under
SFAS No. 133

Equity index options	Derivatives,
	Index Options	$23,228

			Universal Life
			and Annuity
Fixed-indexed products			Contracts	$29,728

Total		$23,228		$29,728

	December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
		(In thousands)		(In thousands)
Derivatives not designated as
hedging instruments

Equity index options	Derivatives,
	Index Options	$89,915

			Universal Life
			and Annuity
Fixed-indexed products			Contracts	$88,492

Total		$89,915		$88,492

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the condensed consolidated statement of earnings for the six months ended June 30, 2010.

		Amount of Gain
		or (Loss)
		Recognized in
Derivatives Not Designated as	Location of Gain or (Loss) Recognized	Income on
Hedging Instruments Under Statement 133	In Income on Derivative	Derivative
		(In thousands)

Equity index options	Net investment income	$(32,018)

Fixed-index products	Universal life and annuity contract interest	24,095

		$(7,923)

(12) SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 9, 2010, which is the date that the financial statements have been issued, and no reportable items were identified.

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

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three and six months ended June 30, 2010 follows.  This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes beginning on page 3 of this report.

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

Insurance Operations - Domestic

The Company is currently licensed to do business in all states and the District of Columbia except for New York.  Products marketed are annuities, universal life insurance, fixed-indexed universal life, and traditional life insurance, which include both term and whole life products.  The Company’s domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-indexed annuities.  Most of these annuities can be sold as tax qualified or nonqualified products.  At June 30, 2010, the Company maintained approximately 125,600 annuity policies in force.

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

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper socioeconomic classes.  Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another.  Products issued to international residents are almost entirely universal life and traditional life insurance products.  However, certain annuity and investment contracts are also available. At June 30, 2010, the Company had approximately 71,700 international life insurance policies in force representing approximately $16.5 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 4,000 independent international consultants and brokers currently contracted, 39% of which have submitted policy applications to the Company in the past twelve months.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
International:
Universal life	$2,389	753	3,872	1,826
Traditional life	734	944	1,365	2,292
Equity-indexed life	4,840	4,536	8,294	8,802
	7,963	6,233	13,531	12,920
Domestic:
Universal life	32	911	249	1,143
Traditional life	6	27	34	73
Equity-indexed life	487	318	1,008	818
	525	1,256	1,291	2,034

Totals	$8,488	7,489	14,822	14,954

Life insurance sales as measured by annualized first year premiums increased 13% in the second quarter of 2010 as compared to the second quarter of 2009. The second quarter sales level of $8.5 million also represented a 34% increase over the first quarter level of $6.3 million. Sales growth was centered in the Company's international life insurance line of business which posted increases of 28% and 43% over the levels recorded in the second quarter of 2009 and the first quarter of 2010, respectively.

The Company's international life business consists of applications submitted from residents in various regions outside of the United States, the volume of which typically varies based upon changes in the socioeconomic climates of these regions. Historically, the Company has experienced a simultaneous combination of rising and declining sales in various countries; however, the appeal of the Company's dollar-denominated life insurance products overcomes many of the local and national difficulties. In the “Great Recession” economic climate of the past two years, individuals in countries outside of the United States became increasingly leery of the U.S. economy and the stability of financial institutions and markets. These concerns manifested via reduced international sales during this time period. As fiscal and regulatory policies were enacted in response to the financial market turmoil, the ensuing level of relative stability served to recapture the confidence of international markets. Consequently, the Company has seen an increased level of submitted life insurance premium from international applicants which began to emerge in higher sales levels during the second quarter.

Applications submitted from residents of Latin America and the Pacific Rim perennially have comprised the majority of the Company's international life insurance sales. Over the past few years, new sales efforts were directed toward the sale of a traditional endowment form of life insurance product for residents of Eastern Europe and the Commonwealth of Independent States (former Soviet Union). However, the Company has scaled back its efforts in these areas due to profitability concerns. As noted previously, the Company’s international sales by geographic market tend to fluctuate with the socio and economic climates in these regions. The Company’s mix of international sales by geographic region is as follows.

	Six Months Ended June 30,
	2010	2009
Percentage of International Sales:
Latin America	79.7%	69.2%
Pacific Rim	18.5	21.4
Eastern Europe	1.8	9.4

Totals	100.0%	100.0%

Year-to-date, the Company has recorded sales to residents outside of the United States in over thirty different countries with Brazil (33%), Taiwan (18%), and Venezuela (13%) comprising the largest contributions.

The Company’s domestic operations have historically been more heavily skewed toward annuity sales rather than life insurance sales. In response to comments from outside rating agencies who expressed a preference for a greater proportion of overall Company earnings to derive from the life insurance line of business, several years ago management began placing emphasis on building domestic life insurance sales as a strategic focus for future growth. The Company spent the greater part of 2003 and 2004 revamping its domestic life operations by changing the way it contracts distribution for life business, eliminating products and distribution that had not contributed significantly to earnings, and creating new and competitive products. A single premium universal life ("SPUL") product was launched at the end of 2003 beginning a diversification of the Company's product portfolio away from smaller dollar face amount policies. The Company released its first fixed equity-indexed universal life ("EIUL") product for its domestic markets at the end of 2005.

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

While the Company’s sales to international residents has witnessed a steady growth in the average face amount of insurance coverage per policy, the Company’s implementation of commission caps on domestic policies discouraged sales of larger face amounts resulting in lower sales levels and amounts of insurance per policy as shown below.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2005	137,900	245,900
Year ended December 31, 2006	315,800	254,700
Year ended December 31, 2007	416,800	251,000
Year ended December 31, 2008	455,200	272,000
Year ended December 31, 2009	201,400	315,300
Six months ended June 30, 2010	157,800	325,000

The U.S. financial crisis had a significant impact upon life insurance sales industry-wide.  The financial burdens associated with the loss of employment, higher debt levels, a reduction in wealth through declines in value of home and financial holdings, and a higher propensity to save versus consume resulted in dramatically reduced purchases of life insurance in 2009 to levels not seen since 1942, according to insurance marketing research sources. After two challenging years of domestic life insurance sales, life insurers are looking for new ways to rebuild premium levels. While the Company’s domestic sales for the first six months of 2010 have declined 37% from the comparable period in 2009, management is pursuing alternative distribution avenues and product designs in order to generate growth in this line of business.

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of June 30,
	2010	2009
	($ in thousands)
Universal life:
Number of policies	64,760	68,110
Face amounts	$7,511,240	7,677,170

Traditional life:
Number of policies	46,020	48,300
Face amounts	$2,485,080	2,222,790

Fixed-indexed life:
Number of policies	28,750	27,880
Face amounts	$6,738,550	6,452,230

Rider face amounts	$2,155,850	2,112,870

Total life insurance:
Number of policies	139,530	144,290
Face amounts	$18,890,720	18,465,060

In addition to reduced sales levels, the economic environment of the past two years precipitated an increase in policy terminations, particularly with regard to international life products. During 2009, international policy terminations spiked during the first half of the year and eventually ended the year at an annualized rate of 13.7%. Through the second quarter of 2010, the annualized lapse percentage for the international block of business declined to 10.3%.

The Company’s domestic in force business includes final expense policies and other smaller face amount traditional life policies written over the past several decades. As the Company’s domestic product portfolio has changed to higher face amount universal life and fixed-indexed life policies, a decline in the number of traditional life policies in force has been steadily occurring.

At June 30, 2010, the Company’s face amount of life insurance in force was comprised of $16.5 billion from the international line of business and $2.4 billion from the domestic line of business. At December 31, 2009, these amounts were $16.2 billion and $2.5 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Fixed-indexed annuities	$230,018	116,474	373,983	223,339
Other deferred annuities	127,444	60,980	241,886	105,073
Immediate annuities	5,450	3,482	11,396	9,296

Totals	$362,912	180,936	627,265	337,708

Annuity sales for the second quarter of 2010 were 101% higher than the comparable period in 2009, continuing a trend of higher sales activity that began during 2009 when the Company registered annual annuity sales of $835 million. For the first six months of 2010, annuity sales were 86% higher than in the corresponding period of 2009. Sales of annuity products typically see increased volume during the second quarter driven by tax considerations of consumers. Second quarter annuity sales exceeded the first quarter level of $264.4 million by 37%.

The recessionary contraction and financial market crisis that began in the latter half of 2007 impacted many annuity carriers. Losses from investment impairments and equity exposure through variable annuity product offerings crippled the capital position of numerous insurers and limited their ability to write new business. In contrast, the Company’s substantial capital position attained through operating profitability and limited investment loss exposure positioned it to write additional levels of annuity business. The sales increase during 2009 and the first six months of 2010 is indicative of the Company’s enhanced competitive position in the marketplace. An additional factor contributing to this growth is the Company’s rating increase to “A” (Excellent) received during the second quarter of 2009 and recently affirmed by A.M. Best.

The Company's mix of annuity sales tends to shift with interest rate levels and the relative performance of the equity market. Over the past several years, sales of fixed-indexed products have consistently accounted for more than one-half of all annuity sales and were 60% of annuity activity during the first six months of 2010. For all fixed-indexed products, the Company purchases over the counter options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-indexed products also provide the contract holder the alternative to elect a fixed interest rate crediting option. Approximately one-half of fixed-indexed contract holders have currently elected this crediting option.

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

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of June 30,
	2010	2009
	($ in thousands)

Fixed-indexed annuities
Number of policies	40,710	34,220
GAAP annuity reserves	$2,600,287	2,118,960

Other deferred annuities
Number of policies	68,530	67,930
GAAP annuity reserves	$2,538,571	2,299,510

Immediate annuities
Number of policies	16,340	15,310
GAAP annuity reserves	$407,073	353,370

Total annuities
Number of policies	125,580	117,460
GAAP annuity reserves	$5,545,931	4,771,840

Impact of Recent Business Environment

In the “Great Recession”, financial markets began experiencing stress during the second half of 2007 which significantly increased during 2008 and on into the first half of 2009. Volatility and disruption in the financial markets caused the availability and cost of credit to be materially affected. Consumer confidence declined in the face of depressed home prices, increasing foreclosures, and higher unemployment. Eventually, these factors precipitated a severe recession in many ways akin to the Great Depression.

This combination of economic conditions began to negatively impact our sales in 2008, particularly in the domestic life and international life segments. Although the financial markets and the economy began to show improvement in the latter half of 2009, international life insurance sales, as measured by placed annualized target premium, declined 15% from 2008 levels and domestic life insurance sales dropped 74%. Although economic indicators have indicated that the economy has emerged from the trough of the recession there is a growing concern about a “double dip” recession scenario occurring.

In the midst of this backdrop, the Company’s life insurance sales appear to have stabilized thus far in 2010. However, high unemployment, the lack of a housing market recovery, massive Federal government budget deficits, instability in European economic markets, and the uncertainty of recurring inflation pressures make the prospects of future economic stability and prosperity anything but clear. Consequently, demand for our life insurance products may continue to be adversely impacted during this ongoing period of economic uncertainty. It is also uncertain what impact, if any, the current environment may have upon the incidence of claims, policy lapses, or surrenders of policies.

The economic backdrop did not have a similar influence on our annuity product sales. Annuity sales in 2009 increased 106% over the levels attained in 2008 and the pace thus far in 2010 is up significantly over 2009 levels. Several factors may explain this outcome, including: (1) during uncertain economic periods, consumers follow a flight to safety toward lower risk assets such as annuity products; (2) the Company’s strong financial position, upgrade in financial strength rating from A.M. Best during the year and ample capital resources enhanced our presence in the annuity marketplace with independent distributors and end market consumers; and (3) many of the Company’s competitors incurred reductions in their capital base due to a deterioration in the quality of their investment portfolios, including investment impairments and losses, which caused them to curtail sales activity and recruitment of independent distribution. Despite the growth in annuity sales, it is unclear what effect ongoing economic challenges may have upon future business levels.

The fixed income markets, our primary investment source, have experienced a high level of turmoil and constrained market liquidity conditions. Recently, there have been some improvements in this market although the low interest rate environment and tightening of interest spreads over U.S. treasury investment rates present a different set of tests. Credit downgrades of fixed income instruments by rating agencies were fairly prevalent during 2009 with 2010 thus far producing much less activity in this regard. Market analysts generally anticipate events of default in 2010 to be less than in 2009. The Company has experienced minimal impairment and degradation of quality in its fixed income holdings during 2010 although future events may not produce the same success in this regard.

Credit spreads (difference between bond yields and risk-free interest rates) on fixed maturity securities increased markedly during 2008 given the market conditions, but tightened throughout 2009 and on into 2010. While the increase in credit spreads in 2008 and early in 2009 generated higher yields making our products more attractive to consumers, the subsequent spread tightening caused investment yields to fall dramatically. The lower investment yields not only cause the Company’s products to appear less appealing to consumers but also require skillful management of the Company’s earnings margin relative minimum interest guarantee levels. It also caused us to hold a higher amount of cash and short-term investments at very low interest rates while portfolio managers searched for investment securities meeting the Company’s criteria for quality, diversification, duration and yield. The Company’s ample cash inflows from annuity sales further compounds this challenge.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Traditional life and annuity premiums	$4,898	4,389	8,514	8,520
Universal life and annuity contract charges	31,439	38,862	63,535	77,433
Net investment income (excluding derivatives)	96,250	86,834	187,153	170,410
Other revenues	8,168	3,507	14,319	7,101

Operating revenues	140,755	133,592	273,521	263,464
Derivative income (loss)	(43,965)	6,909	(32,018)	(6,061)
Net realized investment gains (losses)	51	166	(378)	(5,179)

Total revenues	$96,841	140,667	241,125	252,224

Traditional life and annuity premiums - Traditional life and annuity premiums increased 11.6% in the three months ended June 30, 2010 but decreased slightly compared to the first six months of 2009.  Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period.

Universal life and annuity contract revenues - Revenues for universal life and annuity contract revenues decreased 19.1% and 17.9% for the three and six months ended June 30, 2010 compared to the same periods in 2009.  Revenues consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances.  Revenues in the form of cost of insurance charges were $22.4 million and $44.7 million for the three and six months ended June 30, 2010, compared to $23.4 million and $45.8 million for the three and six months ended June 30, 2009.  The number of universal life policies issued in the first six months of 2010 was 1.0% higher than in the first six months of 2009, however, this was less than the number of policies lapsing during the same period.  Surrender charges assessed against policyholder account balances decreased to $9.0 million and $18.6 million for the three and six months ended June 30, 2010 versus $13.5 million and $27.1 million for the three and six months ended June 30, 2009.  Due to the economic downturn, more policies were being surrendered during the first half of 2009 which increased surrender fees.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Gross investment income:
Debt securities	$90,217	81,912	177,858	162,652
Mortgage loans	2,600	1,980	4,489	3,839
Policy loans	1,210	1,443	2,560	2,919
Short-term investments	6	22	11	90
Other invested assets	3,495	2,448	4,078	2,862

Total investment income	97,528	87,805	188,996	172,362
Investment expenses	1,278	971	1,843	1,952

Net investment income (excluding derivatives)	96,250	86,834	187,153	170,410
Derivative gain (loss)	(43,965)	6,909	(32,018)	(6,061)

Net investment income	$52,285	93,743	155,135	164,349

For the quarter ended June 30, 2010, investment grade debt securities generated 95.0% of total investment income, excluding derivatives.  The growth in investment income from debt securities in the second quarter of 2010 reflects the increase in the size of the portfolio fueled by investable cash inflows from annuity sales.  Interest income earned on other invested assets increased during the three and six months ended June 30, 2010 due to a profit participation payment of $1.0 million on a joint venture investment.

In order to assess underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative income (loss), which is a common practice in the insurance industry.  Net investment income performance is summarized as follows:

	Six Months Ended June 30,
	2010	2009
	(In thousands)

Excluding derivatives:
Net investment income	$187,153	170,410
Average invested assets, at amortized cost	$6,538,910	5,919,547
Annual yield on average invested assets	5.72%	5.76%

Including derivatives:
Net investment income	$155,135	164,349
Average invested assets, at amortized cost	$6,647,903	5,938,561
Annual yield on average invested assets	4.67%	5.53%

The yield on average invested assets in 2010 compared to 2009 is down slightly when derivatives are excluded.  Due to significant unrealized losses on outstanding index options held during the second quarter the average yield including derivatives is 86 basis points below the first six months of 2009.  The Company is required to mark its index option investments to market each reporting period and the 2010 second quarter reflects the decline in stock indices, primarily the S&P 500, during the period.  During 2009, the average yield on bond purchases to fund insurance operations was 5.9% representing a 267 basis point spread over treasury rates.  However, insurance operation bond purchases in the first six months of 2010 had an average yield of 4.9% as spreads narrowed to 126 basis points over treasury rates.

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas.  Revenues associated with these operations were $5.9 million and $3.4 million for the quarter ended June 30, 2010 and 2009, respectively.  The higher revenues in 2010 are attributable to the San Marcos location which commenced operations during the middle of calendar year 2009.

Derivative income (loss) - Index options are derivative financial instruments used to hedge the equity return component of the Company’s fixed-indexed products.  Income or loss from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income.

Income and losses from index options are due to equity market conditions.  Index options are intended to act as hedges to match the returns on the product’s underlying reference index and the rise or decline in the index relative to index level at the time of the option purchase causes option values to likewise rise or decline. The Company does not elect hedge accounting relative to these derivative instruments.  While income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company’s fixed-indexed products also fluctuates in a similar manner and direction.  For the three and six months ended June 30, 2010, the reference indices decreased and the Company recorded loss from index options and likewise decreased contract interest expenses.  For the six months ended June 30, 2009, the reference indices also decreased resulting in index option losses and a decrease in contract interest expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Derivatives:
Unrealized income (loss)	$(64,694)	19,709	(70,482)	18,344
Realized gain (loss)	20,729	(12,800)	38,464	(24,405)

Total income (loss) included in net investment income	$(43,965)	6,909	(32,018)	(6,061)

Total contract interest	$17,931	57,651	80,631	92,917

Net realized investment gains (losses) - Realized losses on investments have primarily resulted from impairment write-downs on real estate and investments in debt securities and valuation allowances recorded on mortgage loans. The net losses reported in the first six months of 2010 of $0.4 million consisted of gross gains of $0.5 million, primarily from calls and sales of debt securities, offset by gross losses of $0.9 million, which includes other-than-temporary impairment losses.

The Company records impairment write-downs when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected.  Impairment and valuation write-downs are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Impairment or valuation write-downs:
Bonds	$86	16	308	4,892
Equities	-	10	-	415
Mortgage loans	-	(6)	385	-
Real estate	-	52	174	52

	$86	72	867	5,359

The mortgage loan valuation write-down in 2010 involves a New Orleans, Louisiana property whose value was negatively impacted by Hurricane Katrina.  The write-down reflects an adjustment to a newly provided appraisal of the property.  The real estate write-down in 2010 relates to foreclosed property in Fort Smith, Arkansas based upon an estimate of the selling value of the asset.  During the first six months of 2009, the Company impaired equity security holdings whose market value declined more than 50% below their cost basis.

Benefits and Expenses.  The following details benefits and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Life and other policy benefits	$13,519	10,248	26,806	23,276
Amortization of deferred acquisition costs	18,237	28,549	42,006	56,497
Universal life and annuity contract interest	17,931	57,651	80,631	92,917
Other operating expenses	17,087	16,631	34,404	29,344

Totals	$66,774	113,079	183,847	202,034

Life and other policy benefits – Death claim benefits decreased to $6.4 million and $15.6 million during the three and six months ended June 30, 2010 compared to $7.7 million and $17.6 million for the same periods in 2009.  While death claim amounts are subject to variation from period to period, the Company's mortality experience has generally been consistent with or better than its product pricing assumptions.  Although death claims are favorable in the quarter and six months compared to 2009, changes in policy and claim reserves were significantly higher than in 2009 and offset the positive variance.  Changes in reserves were $6.6 million higher for the six months of 2010 compared to 2009.  This variance reflects a review and update to Incurred But Not Reported (“IBNR”) claims reserving assumptions.  The updated estimates resulted in a reduction of approximately $2.1 million in the IBNR claims reserve in 2009.  For the first quarter 2010 the change in reserves were $4.5 million higher than 2009.

Amortization of deferred acquisition costs - Life insurance companies are required to defer certain expenses that vary with, and are primarily related to, the cost of acquiring new business.  The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses and sales inducements.  The Company defers sales inducements in the form of first year interest bonuses on annuity and universal life products that are directly related to the production of new business.  These charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest.  Recognition of these deferred policy acquisition costs (“DPAC”) as expense in the financial statements occurs over future periods in relation to the emergence of profits priced into the products sold.  This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns.  Companies are required to review universal life and annuity contract assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profits pattern is to be "unlocked" and reset based upon the actual experience.  In addition, DPAC balances are adjusted each period to reflect policy lapse or termination rates as compared to anticipated experience (“true-up”) with the adjustment reflected in current period amortization expense.

Amortization of deferred policy acquisition costs decreased $10.3 million and $14.5 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The Company is implementing new actuarial reserving systems that enhance its ability to provide better estimates used in establishing future policy liabilities, monitor the deferred acquisition cost asset and the deferred sales asset as well as support other actuarial processes within the Company. The implementation of these new reserving systems for specific blocks of business began in the second quarter of 2009 and is expected to be completed in 2011.  As the Company applies these new systems to a line of business, current reserving assumptions are reviewed and updated as appropriate.

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Unlocking	$-	-	(2,700)	-
True-up	2,670	(2,900)	5,840	(3,610)

Totals	$2,670	(2,900)	3,140	(3,610)

During the three months ended March 31, 2010 a correction was made to a surrender charge assumption for future years on one deferred annuity product line.  This change resulted in an unlocking adjustment that increased the current period’s DPAC amortization expense (decreased DPAC balance) by $2.7 million.  As the amount of the correction was determined to have occurred over the course of multiple previously reported periods, it was concluded that the amount of the correction was immaterial to the financial results reported in any of these periods, as well as the current period.  During the second quarter of 2010 in force and amortization true-up assumption changes reduced amortization expense (increased DPAC balance) by $2.7 million.

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

The Company's approximated average credited rates, excluding and including equity-indexed products, were as follows:

	June 30,		June 30,
	2010	2009	2010	2009
	(Excluding derivative products)		(Including derivative products)

Annuity	2.30%	2.21%	2.90%	3.14%
Interest sensitive life	2.39%	1.63%	4.21%	4.75%

Contract interest also includes the performance of the equity-indexed component of the Company's derivative products which resulted in realized and unrealized losses of $44.0 million and $32.0 million in the three and six months ended June 30, 2010 and a loss of $6.1 million in the six months ended June 30, 2009. As previously noted, the market performance of these derivative features increased contract interest expense for the first three months of 2010 and decreased contract interest expense in the first three months of 2009, with corresponding offsetting effects in the Company's investment income given the hedge nature of the options.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and share based compensation costs. Nursing home operation expenses were $4.3 million and $8.4 million for the three and six months ended June 30, 2010 and $3.3 million and $6.6 million for the three and six months ended June 30, 2009.  The increase in nursing home expenses reflects the commencement of operations for the San Marcos, Texas facility during the second quarter of 2009.  Share based compensation costs for the Company's stock option plan related to outstanding vested and unvested options for the three and six months ended June 30, 2010 totaled $(1.9) million and $(1.1) million compared to $(1.2) million and $0.6 million for the corresponding periods in 2009.  The fluctuation in expense for the Company’s stock option plans largely reflect the market price change in the Company’s Class A common stock as of the reporting dates.

Federal Income Taxes. Federal income taxes on earnings from continuing operations reflect effective tax rates of 31.5% and 32.5% for the six months ended June 30, 2010 and 2009, respectively. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.  Because this tax exempt interest was received during second quarter, the effective rate for three months ending June 30th is 30.55% in 2010, and 31.78% in 2009 which is lower than the six months effective rates.

Segment Operations

Summary of Segment Earnings
A summary of segment earnings for the three months and six months ended June 30, 2010 and 2009 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:

June 30, 2010	$(1,676)	8,550	9,674	4,230	20,778

June 30, 2009	$1,512	3,238	11,263	2,721	18,734

Six months ended:

June 30, 2010	$(1,371)	9,891	24,747	6,198	39,465

June 30, 2009	$3,812	4,714	24,963	3,747	37,236

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$7,064	9,418	14,049	18,957
Net investment income	4,704	4,962	9,502	10,060
Other income	182	6	215	20

Total premiums and other revenue	11,950	14,386	23,766	29,037

Benefits and expenses:
Life and other policy benefits	5,045	4,334	8,295	8,155
Amortization of deferred policy acquisition costs	3,028	1,979	5,768	4,334
Universal life insurance contract interest	2,872	2,226	5,334	4,498
Other operating expenses	3,418	3,649	6,331	6,379

Total benefits and expenses	14,363	12,188	25,728	23,366

Segment earnings (loss) before Federal income taxes	(2,413)	2,198	(1,962)	5,671

Provision (benefit) for Federal income taxes	(737)	686	(591)	1,859

Segment earnings (loss)	$(1,676)	1,512	(1,371)	3,812
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Universal life insurance revenues	$7,447	8,671	13,894	17,366
Traditional life insurance premiums	6,507	1,783	8,449	3,955
Reinsurance premiums	(6,890)	(1,036)	(8,294)	(2,364)

Totals	$7,064	9,418	14,049	18,957

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP.  Actual universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Universal life insurance:
First year and single premiums	$3,430	5,213	6,932	7,395
Renewal premiums	5,410	5,809	10,928	11,377

Totals	$8,840	11,022	17,860	18,772

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

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$24,675	26,585	48,792	52,834
Net investment income	2,797	9,822	13,119	13,880
Other income	228	12	293	39

Total premiums and other revenue	27,700	36,419	62,204	66,753

Benefits and expenses:
Life and other policy benefits	6,094	4,374	15,234	12,098
Amortization of deferred policy acquisition costs	2,317	11,600	8,992	24,762
Universal life insurance contract interest	2,201	10,480	12,349	14,200
Other operating expenses	4,664	5,174	11,221	8,680

Total benefits and expenses	15,276	31,628	47,796	59,740

Segment earnings before Federal income taxes	12,424	4,791	14,408	7,013

Provision for Federal income taxes	3,874	1,553	4,517	2,299

Segment earnings	$8,550	3,238	9,891	4,714

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Universal life insurance revenues	$24,580	26,659	50,259	54,384
Traditional life insurance premiums	4,570	3,206	7,013	5,935
Reinsurance premiums	(4,475)	(3,280)	(8,480)	(7,485)

Totals	$24,675	26,585	48,792	52,834

While contract revenues have increased as the amount of international life insurance in force has grown from $15.7 billion at June 30, 2009, to $16.5 billion at June 30, 2010, the Company has recognized lower surrender charge revenues in 2010 due to a lower level of policy terminations.

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP.  Actual universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Universal life insurance:
First year and single premiums	$9,362	7,251	15,957	14,852
Renewal premiums	27,198	24,325	51,773	46,671

Totals	$36,560	31,576	67,730	61,523

For the first six months of 2010, the Company reported increased premiums for fixed-indexed universal life products of approximately $10.0 million when compared to the first six months of 2009.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Net investment income (excluding derivatives)	$8,085	8,206	16,571	15,402
Derivative income (loss)	(5,288)	1,616	(3,452)	(1,522)

Net investment income	$2,797	9,822	13,119	13,880

A comparable impact for the derivative component in the equity-indexed universal life product is reflected in the contract interest expense for each respective period.

Amortization of deferred policy acquisition costs decreased approximately 63% comparing the first six months of 2010 to the same period in 2009.  True-up adjustments decreased DPAC amortization by $2.1 million in the first quarter of 2010.  DPAC amortization in the first half of 2009 was greater due to higher lapse activity resulting from the financial market and economic conditions at that time.  The favorable variance in the second quarter results also reflect favorable in force and assumption true-ups of DPAC balances of $4.4 million and $3.7 million, respectively.

The increase in life and other policy benefits is principally due to the increase in death claims associated with the earthquake that occurred in Haiti in January 2010.  After reinsurance, earthquake related claims were approximately $3.0 million.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States.  Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales.  A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$4,598	7,248	9,208	14,162
Net investment income	40,227	75,096	126,408	135,117
Other income	1,908	78	2,459	213

Total premiums and other revenue	46,733	82,422	138,075	149,492

Benefits and expenses:
Life and other policy benefits	2,380	1,540	3,277	3,023
Amortization of deferred policy acquisition costs	12,892	14,970	27,246	27,401
Annuity contract interest	12,858	44,945	62,948	74,219
Other operating expenses	4,742	4,540	8,449	7,734

Total benefits and expenses	32,872	65,995	101,920	112,377

Segment earnings before Federal income taxes	13,861	16,427	36,155	37,115

Provision for Federal income taxes	4,187	5,164	11,408	12,152

Segment earnings	$9,674	11,263	24,747	24,963

A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Surrender charges	$4,596	5,771	9,203	11,124
Payout annuity and other revenues	-	1,472	-	3,029
Traditional annuity premiums	2	5	5	9

Totals	$4,598	7,248	9,208	14,162

The Company's earnings are dependent upon annuity contracts persisting or remaining in force.  When premium and contract revenues decrease due to the decrease in surrender charges, the Company's investment earnings benefit as more policies remain in force.

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual annuity deposits collected for the three and six months ended June 30, 2010 and 2009 are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Fixed-indexed annuities	$222,884	114,260	366,136	218,026
Other deferred annuities	132,381	63,285	245,103	110,834
Immediate annuities	5,290	3,526	10,910	8,764

Totals	$360,555	181,071	622,149	337,624

Fixed-indexed products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns.  Since the Company does not offer variable products or mutual funds, fixed-indexed products provide an important alternative to the Company's existing fixed interest rate annuity products.  The recovery of the equity markets that started during 2009 and the increase in the number of contracted agents compared to the prior period were contributing factors to the 55% increase in second quarter fixed index annuity deposits compared to first quarter of 2010.  Due to the Company’s strong capital and high solvency ratios, the Company is able to continue to accept new business without any constraints.

Sales of other deferred annuity products started increasing in 2009, and the trend continued into the second quarter of 2010.  As a selling inducement, many of the deferred products, as well as the fixed-indexed annuity products, include a first year interest bonus ranging from 1% to 10%, depending upon the product, in addition to a base interest rate.  These bonus rates are deferred in conjunction with other capitalized policy acquisition costs.  The amount deferred and amortized over future periods amounted to approximately $21.0 million and $16.9 million during the first six months of 2010 and 2009, respectively.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net investment income (excluding derivatives)	$78,263	69,853	154,478	139,248
Derivative income (loss)	(38,036)	5,243	(28,070)	(4,131)

Net investment income	$40,227	75,096	126,408	135,117

As noted previously, derivative income and loss fluctuates from period to period based on the performance of the underlying indices and a generally comparable impact for the derivative component in fixed-indexed annuity products is reflected in the contract interest expense for each respective period.  The growth in net investment, excluding derivatives, in 2010 compared to 2009 is indicative of the increase in investable funds arising from the sizable upward trend in annuity sales.

Amortization of deferred policy acquisition costs decreased 13.9% in the second quarter of 2010 compared to second quarter 2009 when surrender lapse activity was higher.  Additionally, second quarter 2010 in force and assumption true-ups reduced amortization expense by $0.9 million compared to the 2009 second quarter.  During the first quarter there was a surrender charge correction on two deferred annuity products.  The amount recorded in the quarter for the correction increased amortization expense by $2.7 million.  In addition, true-up adjustments were recorded in the first quarter of 2010 and 2009 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year’s experience resulting in a $0.5 million increase and a $1.8 million decrease in amortization expense, respectively.  These adjustments offset the favorable results in the second quarter resulting in the six month amortization expense being approximately equal to last year.

Annuity contract interest includes the equity component return associated with the Company's fixed-indexed annuities.  The detail of fixed-indexed annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Fixed-indexed annuities	$(5,676)	33,806	27,904	57,876
All other annuities	23,517	16,408	43,997	26,600

Gross contract interest	17,841	50,214	71,901	84,476
Bonus interest deferred and capitalized	(12,461)	(8,460)	(21,021)	(16,939)
Bonus interest amortization	7,478	3,278	12,068	6,769

Total contract interest	$12,858	45,032	62,948	74,306

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations.  However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries.  Nursing home operations generated $3.0 million and $0.3 million of operating earnings in the first six months of 2010 and 2009, respectively, reflecting the commencement of operations of a second nursing home in the middle of calendar year 2009.

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

	Composition of Investments
	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

Debt securities	$6,795,815	96.3	$6,212,726	95.2
Mortgage loans	120,090	1.7	98,200	1.5
Policy loans	77,887	1.1	78,336	1.2
Derivatives	23,228	0.3	89,915	1.4
Equity securities	14,306	0.2	14,014	0.2
Real estate	19,655	0.3	20,056	0.3
Other	10,411	0.1	12,773	0.2

Totals	$7,061,392	100.0	$6,526,020	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO").  As of June 30, 2010 and December 31, 2009, the Company's debt securities portfolio consisted of the following:

	Composition of Debt Securities
	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

Corporate	$3,266,604	48.1	$2,921,425	47.0
Mortgage-backed securities	2,037,232	30.0	1,967,303	31.7
Public utilities	986,037	14.5	964,390	15.5
U.S. Government agencies	196,327	2.9	103,176	1.7
U.S. Treasury	1,913	-	1,916	-
Home equity	37,100	0.5	37,661	0.6
Manufactured housing	33,309	0.5	36,211	0.6
States & political subdivisions	216,225	3.2	159,364	2.6
Foreign governments	21,068	0.3	21,280	0.3

Totals	$6,795,815	100.0	$6,212,726	100.0

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

The Company holds approximately $70.4 million in asset-backed securities at June 30, 2010.  This portfolio includes $33.3 million of manufactured housing bonds and $37.1 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collateralized bond obligations (CBOs), collateralized debt obligations (CDOs), or collateralized loan obligations (CLOs). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The mortgage-backed portfolio includes one Alt-A security with a carrying value of $4.0 million.  The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The average FICO for an Alt-A borrower is approximately 715 compared to a score of 730 for a jumbo prime borrower.  The Company’s exposure to the Alt-A and subprime sectors is limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans.  The asset-backed portfolio includes thirteen subprime securities, totaling $37.1 million.  As of June 30, 2010, eight of the subprime securities were rated AAA, one was rated AA, one was rated BBB- and three were rated CC.  The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities.  All of the loans classified as Alt-A or subprime in the Company’s portfolio as of June 30, 2010 were underwritten prior to 2005 as noted in the table below.

Investment	June 30, 2010		December 31, 2009
Origination Year	Carrying Value	Market Value	Carrying Value	Market Value
	(In thousands)

Subprime:
1998	$10,160	9,707	10,776	8,467
2002	492	553	469	469
2003	4,429	4,283	4,608	3,664
2004	22,021	21,288	21,808	19,404

Subtotal subprime	$37,102	35,831	37,661	32,004

Alt A:
2004	$4,040	4,040	3,626	3,626

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities.  Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks.  This emphasis is reflected in the high average credit rating of the Company's portfolio with 97.8% held in investment grade securities.  In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P®.

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

AAA and U.S. Government	$2,366,776	34.8	2,183,561	35.2
AA	453,436	6.7	360,634	5.8
A	1,537,927	22.6	1,461,055	23.5
BBB	2,290,446	33.7	2,052,193	33.0
BB and other below investment grade	147,230	2.2	155,283	2.5

Totals	$6,795,815	100.0	6,212,726	100.0

The Company does not purchase below investment grade securities.  Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are summarized below.

	Below Investment Grade Debt Securities
				% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets
	(In thousands, except percentages)

June 30, 2010	$143,106	147,230	139,358	2.0%

December 31, 2009	$155,110	155,283	141,895	2.4%

December 31, 2008	$84,229	72,154	67,375	1.2%

The Company's percentage of below investment grade securities compared to total invested assets decreased from December 31, 2009 primarily due to one security being sold during the first quarter of 2010.  The Company's holdings of below investment grade securities as a percentage of total invested assets is relatively small compared to industry averages.

Holdings in below investment grade securities by category as of June 30, 2010 are summarized below, including June 30, 2010 and December 31, 2009 fair values for comparison. The Company is continually monitoring developments in these industries that may affect security valuation issues.

	Below Investment Grade Debt Securities
	Amortized	Carrying	Fair	Fair
	Cost	Value	Value	Value
	June 30,	June 30,	June 30,	December 31,
Industry Category	2010	2010	2010	2009
	(In thousands)

Retail	$19,201	21,238	21,238	19,223
Telecommunications	6,318	10,038	10,038	10,600
Home equity	6,830	6,830	6,682	5,193
Manufactured housing	6,983	7,669	7,310	7,428
Mortgage-backed	9,777	8,221	8,221	6,705
Banking/finance	59,001	58,833	51,732	47,268
Manufacturing	22,056	22,152	21,870	31,306
Transportation	1,138	1,551	1,551	1,718
Other	11,802	10,698	10,716	10,175

Totals	$143,106	147,230	139,358	139,616

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

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity.  The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities.  Of the remaining two categories, available for sale and held to maturity, the Company makes a determination as to which category based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at June 30, 2010, approximately 32% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale.  These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)
	(In thousands)
Securities held to maturity:
Debt securities	$4,851,850	4,527,103	324,747
Securities available for sale:
Debt securities	2,268,712	2,110,731	157,981
Equity securities	14,306	6,100	8,206

Totals	$7,134,868	6,643,934	490,934

During the six months ending June 30, 2010 the Company recorded other-than-temporary impairment write-downs on debt securities totaling $0.3 million pertaining to asset-backed securities whose discounted cash flows and fair values were less than the current amortized cost basis.

Mortgage Loans and Real Estate

The Company held net investments in mortgage loans totaling $120.1 million and $98.2 million at June 30, 2010 and December 31, 2009, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	June, 30, 2010		December 31, 2009
Geographic Region:	Amount	%	Amount	%
	(In thousands)		(In thousands)

West South Central	$60,416	50.3	$57,238	58.3
Mountain	17,272	14.4	22,007	22.4
New England	13,394	11.2	-	-
East North Central	10,580	8.8	10,686	10.9
Middle Atlantic	7,010	5.8	2,359	2.4
East South Central	5,501	4.6	-	-
South Atlantic	3,695	3.1	3,570	3.6
Pacific	2,222	1.8	2,340	2.4

Totals	$120,090	100.0	$98,200	100.0

	June 30, 2010		December 31, 2009
Property Type:	Amount	%	Amount	%
	(In thousands)		(In thousands)

Retail	$68,854	57.3	$63,928	65.1
Hotel/Motel	24,654	20.5	19,996	20.4
Land/Lots	10,788	9.0	2,473	2.5
Office	9,615	8.0	5,634	5.7
Apartments	6,177	5.2	6,167	6.3
All other	2	-	2	-

Totals	$120,090	100.0	$98,200	100.0

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

Mortgage loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to contractual terms of the loan agreement. When it is determined that a loan is impaired, a loss is recognized for the difference between the carrying amount of the mortgage loan and the estimated value reduced by the cost to sell. Estimated value is typically based on the loan’s observable market price or the fair value of the collateral less cost to sell. Impairments and changes in the valuation allowance are reported in net realized investment gains (losses) in the condensed consolidated statements of earnings.

The following table represents the mortgage loan allowance for the six months ended June 30, 2010 and the year ended December 31, 2009:

	June 30,	December 31,
	2010	2009
	(In thousands)

Balance, beginning of period	$5,033	4,587
Provision	385	1,461
Releases	-	(1,015)

Balance, end of period	$5,418	5,033

The mortgage loan provision for the six months ended June 30, 2010 pertains to a property in New Orleans, Louisiana whose value was negatively affected by Hurricane Katrina.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	June 30,		March 31,	December 31,
	2010		2010	2009
	(In thousands except percentages)

Debt securities - fair value	$7,120,562		6,727,019	6,367,142
Debt securities - amortized cost	$6,637,834		6,397,783	6,138,073
Fair value as a percentage of amortized cost	107.3%		105.2%	103.7%
Unrealized gain balance	$482,728		329,236	229,069
Ten-year U.S. Treasury bond - increase (decrease) in yield for the quarter	(0.89	) %	0.44%	1.09%

	Unrealized Gains Balance
				Quarter	YTD
	At	At	At	Change in	Change in
	June 30,	March 31,	December 31,	Unrealized	Unrealized
	2010	2010	2009	Balance	Balance

Debt securities held to maturity	$324,742	219,935	154,416	104,807	170,326
Debt securities available for sale	157,986	109,301	74,653	48,685	83,333

Totals	$482,728	329,236	229,069	153,492	253,659

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities.  Market interest rates of the ten-year U.S. Treasury bond decreased approximately 90 basis points during the second quarter causing an unrealized gain of $156.8 million during the quarter on a portfolio of approximately $6.6 billion.  The Company would expect similar results in the future from any significant upward or downward movement in market rates.  However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's consolidated balance sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2009, for its interest rate-sensitive assets and liabilities.  The changes in market values of the Company's debt securities in the first six months of 2010 were reasonable given the expected range of results of this analysis.

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

The actual amounts paid by product line in connection with surrenders and withdrawals for the periods ended June 30 are noted in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Product Line:
Traditional Life	$1,241	1,175	2,140	2,454
Universal Life	10,992	14,556	21,721	30,421
Annuities	84,474	97,992	171,154	195,145

Total	$96,707	113,723	195,015	228,020

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $122.7 million and $92.5 million for the six months ended June 30, 2010 and 2009, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows totaled $355.2 million and $594.8 million for the six months ended June 30, 2010 and 2009, respectively.  These cash flow items could be reduced if interest rates rise.  Net cash flows from the Company's universal life and investment annuity deposit product operations totaled $354.6 million and $67.6 million during the six months ended June 30, 2010 and 2009, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of June 30, 2010, the Company had no commitments beyond its normal operating and investment activities.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Loan commitments	$8,205	8,205	-	-	-
Life claims payable (1)	49,429	49,429	-	-	-
Other long-term reserve liabilities reflected on the balance sheet under GAAP (2)	545,360	117,209	184,986	88,689	154,476

Total	$602,994	174,843	184,986	88,689	154,476

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

CHANGES IN ACCOUNTING PRINCIPLES AND CRITICAL ACCOUNTING POLICIES

Changes in Accounting Principles

Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements.

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. As part of the Company’s implementation of a new general ledger and financial reporting system, management implemented certain transitional controls during the first quarter to validate the accuracy and propriety of data used to report financial results for the period. It is expected that additional controls will be implemented in future reporting periods as the Company fully migrates to the new general ledger and financial reporting system and integrates it into the Company’s financial reporting process.

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

During the quarter ended June 2010, no shares were purchased from option holders.  Purchased shares are reported in the Company’s consolidated financial statements as authorized and unissued.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 29, 2010, the stockholders voted upon the following matters at the annual stockholders meeting:

(a) The election of Class A directors to the Company's Board of Directors to serve one-year terms.  The results of the voting were as follows:

	For	Withheld

Robert L. Moody	2,585,473	373,530
Stephen E. Glasgow	2,698,211	260,792
E.J. Pederson	2,692,918	266,085

(b) The election of Class B directors to the Company's Board of Directors to serve one-year terms.  The results of the voting were as follows:

	For	Against	Abstain

E. Douglas McLeod	200,000	-	-
Charles D. Milos	200,000	-	-
Frances A. Moody-Dahlberg	200,000	-	-
Ross R. Moody	200,000	-	-
Russell S. Moody	200,000	-	-
Louis E. Pauls, Jr.	200,000	-	-

(c) Approval of the Executive Officer Bonus Program

The Class A and Class B stockholders of the Company approved the Company’s Executive Officer Bonus Program. The results of the voting were as follows:

For	Against	Abstain

3,358,188	75,526	10,210

(d) Ratification of Independent Registered Public Accounting Firm

The Class A and Class B stockholders of the Company ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2010. The results of the voting were as follows:

For	Against	Abstain

3,426,874	9,465	7,585

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: August 9, 2010	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: August 9, 2010	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 9, 2010	/S/ Thomas F. Kopetic
Thomas F. Kopetic
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)