Form 10-K/A
period 2009-12-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2010-10-08
CIK 70684

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

As of March 11, 2010, the number of shares of Registrant's common stock outstanding was:   Class A - 3,425,966 and Class B - 200,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders held June 29, 2010, are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) amends National Western Life Insurance Company’s (the “Company”) previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed on March 16, 2010 (“Original Filing”). This Amendment is being filed to reflect the changes made in response to a comment letter received by the Company from the Staff of the Securities and Exchange Commission (SEC) in connection with the Staff’s review of the Company’s Annual Report and Proxy Statement on Schedule 14A. The Company’s consolidated balance sheets and consolidated statements of earnings for the periods presented have not been restated from the consolidated balance sheets and consolidated statements of earnings reported in the Original Filing. The Company is only filing the items of its Annual Report that have been revised in response to the Staff’s comment letter and all other information in the Annual Report remains unchanged. Accordingly, this Amendment should be read in conjunction with the Annual Report in the Original Filing. Pursuant to the Rules of the SEC, currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed or furnished herewith, as applicable.

	TABLE OF CONTENTS

		Page

	PART II

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	4

	PART III

Item 11.	Executive Compensation	33

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	54

	Signatures	129

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

The Company is implementing new actuarial reserving systems that will enhance its ability to provide estimates used in establishing future policy liabilities, monitor the deferred acquisition cost asset and the deferred sales inducement asset as well as support other actuarial processes within the Company. The Company is installing a vendor software product for use in calculating the GAAP reserve liability for future policy benefits of its products. The vendor system provides actuarial formula calculations producing refined estimates of reserves in accordance with GAAP. The previous reserving system produced estimated liabilities on state regulated actuarial formulas which were supplemented with adjustments in order to produce GAAP reserve estimates. The Company elected to purchase and install the new reserving system as growth in its lines of businesses created a need for more refined and controlled actuarial reserve computations in accordance with GAAP. The implementation of these new reserving systems for specific blocks of business began in the second quarter of 2009 and is expected to be completed in 2010.  As the Company applies these new systems to a line of business, current reserving assumptions are reviewed and updated as appropriate. During the year ended December 31, 2009, loss recognition testing was performed on certain products that were converted to the new reserving system. As a result of the loss recognition testing, unlocking of historical assumptions resulted in an increase of $11.6 million in reserves and policy benefit expenses. Specifically, the Company unlocked assumptions for discount interest rates which accounted for $7.8 million of the increase as well as mortality assumptions which accounted for the remaining $3.8 million.

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

An unlocking adjustment was recorded in 2009 which resulted in an increase of amortization of $5.2 million.  This unlocking adjustment was based upon changes to future mortality assumptions reflecting current experience studies and assumption changes regarding the level of future policy maintenance expenses. Mortality experience is monitored regularly and future mortality assumptions are unlocked when a continued trend in actual mortality experience deviates from current assumptions and is expected to continue. Although not a prediction of future impact, prior period mortality assumption unlocking has resulted in changes of the DPAC balance between $2 million and $(7.5) million in the period of the unlocking. Policy maintenance expenses are also reviewed regularly and future assumptions are unlocked when a continued trend in the actual policy maintenance expense deviates from the current assumptions. Although not a prediction of the impact of future changes the policy maintenance expense assumptions, similar unlocking of maintenance expense assumptions could result in DPAC balance changes between $1.5 million and $4.5 million.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	December 31,
	2009	2008
	(In thousands except percentages)

Debt securities - fair value	$6,367,142	5,458,936
Debt securities - amortized cost	$6,138,073	5,728,363

Fair value as a percentage of amortized cost	103.73%	95.30%
Unrealized gains (losses) at year-end	$229,069	(269,427)
Ten-year U.S. Treasury bond – increase (decrease)
in yield for the year	1.093%	(1.81	) %

	Unrealized Gains (Losses) Balance
	Net Balance at	Net Balance at
	December 31,	December 31,	Change in
	2009	2008	Net Balance
	(In thousands)

Debt securities held to maturity	$154,416	(104,064)	258,480
Debt securities available for sale	74,653	(165,363)	240,016

Totals	$229,069	(269,427)	498,496

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

PART III

The information required by Part III is incorporated by reference from our definitive proxy statement on Schedule 14A filed with the SEC on April 30, 2010 for our annual meeting of shareholders held June 29, 2010. The discussion that follows reflects the changes made in response to the comment letter received from the Staff of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Purpose

The Compensation Committee is appointed by and serves at the discretion of the Company’s Board of Directors.  The Compensation Committee consists of no fewer than three members who meet the independence requirements of the listing standards of NASDAQ.  The purpose of the Compensation Committee is to discharge the Board of Directors’ responsibilities for reviewing and establishing the compensation not just for the Chief Executive Officer, Chief Financial Officer, and the other three most highly paid executive officers, but for all of the Company’s officers. These compensation elements include base salary, annual incentive bonuses, discretionary bonuses and awards, stock option and stock appreciation right grants, and any other officer compensation arrangements.

To assist the Compensation Committee with its responsibilities, it is supported by the Company’s Human Resource, Legal, and Financial departments. The Compensation Committee may retain, and has retained, independent compensation consultants who report directly to the members of the Compensation Committee.  Meetings of the Compensation Committee are scheduled during the year with additional meetings on an as-necessary interim basis and include sessions without members of management present.  The Compensation Committee reports to the Board of Directors on its actions and recommendations.

Compensation Philosophy and Objectives

The Company’s overall philosophy in setting compensation policies is to align pay with performance while at the same time providing a competitive compensation that allows the Company to retain and attract talented individuals. Within this overall philosophy, the Compensation Committee has adopted several key principles to help guide compensation decisions for executive officers:

•	Provide a competitive total compensation package so the Company can attract, retain, and motivate talented individuals;
•	Tie compensation in part to overall Company financial performance so that executives are held accountable through their compensation for the performance of the business;
•	Tie compensation in part to the Company’s stock performance through stock options and stock appreciation rights to align executives’ interests with those of the Company’s stockholders; and
•
Maintain a committee of the Board of Directors independent of senior management that may engage independent compensation consultants as needed to review and establish compensation for executive officers.

Elements of Executive Compensation

Officer compensation arrangements, including executive officers, are reviewed and approved annually by the Compensation Committee. The Compensation Committee focuses primarily on the following components in forming the total compensation package for each Company executive officer:

•	Base salary;
•	Annual cash incentive bonus based on Company performance versus predetermined targets;
•	Discretionary cash bonus based upon individual performance; and
•	Long-term incentive compensation in the form of stock options and stock appreciation rights.

The mix of executive compensation elements is based upon a philosophy of correlating a portion of executive compensation with the Company’s financial results and stock performance thus putting a segment of executive officer annual and long-term compensation at-risk. This structure provides upside potential and downside risk for senior executive positions in recognition that these roles have greater influence on the Company’s performance.  The Compensation Committee believes that these factors, together with a balance of cash and equity awards, and short-term and long-term incentives, help ensure that our compensation program does not create risks that are reasonably likely to have a material adverse effect on the Company.

Base Salaries

To ensure that compensation levels are reasonably competitive with market rates, the Compensation Committee engages independent compensation consultants from time-to-time to conduct a survey of executive compensation in a defined group of companies comparable to the Company.  The surveyed companies are selected based on similar products and product lines, comparable financial size in terms of assets and revenues, and other known competitive factors.  This process was most recently completed during 2008 and is expected to be performed again to some degree in 2010 with respect to compensation policies for 2011.  While the primary focus of the survey was upon base salaries, the independent consultants were also asked to provide total compensation data for the various officer positions and levels in order to target current and future appropriate compensation levels.  The Compensation Committee’s past practice has been to generally target base salaries between the 25th and 75th percentile range of the identified peer group.

For the most recent survey, the Company engaged independent compensation consultants (Towers Perrin) to update the work previously performed in 2005 following the same criteria and scope as was done at the time of a previous study. Companies to be considered in the benchmarking process include American Equity Investment Life, American Fidelity Life, AVIVA, Best Meridian Insurance, Citizens Insurance Company, Lincoln National Life, Old Mutual Financial Network, Pan-American Life, and Sammons Financial Group.

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

Annual Incentive Compensation

For executive officer positions, the Compensation Committee has determined that annual incentive bonuses are an integral part of the executive’s compensation package as the cash bonuses create a direct link between executive compensation and individual and business performance.  Consequently, there are four bonus programs in effect which are reviewed and approved annually by the Compensation Committee.  The Compensation Committee has approved similar incentive bonus programs for 2010, but changed the Senior Vice President Bonus Program into the Officer Bonus Program, and it covers all Company officers not included in any of the other bonus programs.  The 2009 Bonus Programs are as follows:

•	Executive Officer Bonus Program
•	Domestic Marketing Officer Bonus Program
•	International Marketing Officer Bonus Program
•	Senior Vice President Bonus Program

Executive Officer Bonus Program.  Currently, the participants in the Executive Officer Bonus Program (“Executive Bonus”) are the Chairman and Chief Executive Officer (Mr. Robert L. Moody) and the President and Chief Operating Officer (Mr. Ross R. Moody).  In order to tie the compensation under the program with the Company’s financial performance, the Executive Bonus includes metrics associated with the Company’s annual sales performance, expense management and profitability. In accordance with the program, the Compensation Committee set performance targets for each metric at various levels equating to various bonus level percentages as follows:

Financial Performance Metric	Bonus % Range*

Sales	0% to 21%
Expense Management	0% to 20%
Profitability	0% to 30%

*Max aggregate bonus is 50%.

The sum of the achieved bonus percentages for each metric, subject to a maximum aggregate percentage of 50%, is applied to the base salary approved by the Compensation Committee for each participant to determine the earned bonus amount.  The profitability metric is based upon the Company’s audited financial statements for the year. Bonus awards are generally paid in the year following the annual financial performance concurrent with the completion of the Company’s audit of the year-end financial statements and approval of the award amounts by the Compensation Committee. Accordingly, the Executive Bonus payments paid in 2009 were primarily based upon the results achieved for 2008 financial performance metrics established by the Compensation Committee and the Executive Bonus payments earned based on 2009 financial performance were paid on February 18, 2010. The bonus percentage achieved under the program was 33% and 18% in 2009 and 2008, respectively.  The 2009 bonus percentage achieved is comprised of 13% for Sales, 20% for Expense Management, and 0% for Profitability as shown in the following table.

Financial Performance Metric	Target Level	Achieved Level	Bonus %

Annuity Sales	$382.5 million	$835.3 million	7.00%
International Life Sales	$27.0 million	$29.6 million	6.00%
Domestic Life Sales	$7.7 million	$3.6 million	0.00%
Total Sales Metric			13.00%
Expense Management	74% ratio	54% ratio	20.00%
Profitability	9.5% ROE	4.9% ROE	0.00%
Total Bonus Percentage			33.00%

For information regarding awards made in 2009 to our Named Executive Officers, see the Summary Compensation Table on page 41.

Domestic Marketing Officer Bonus Program.  Participants in the Domestic Marketing Officer Bonus Program (“Domestic Bonus”) are all domestic marketing officers including assistant vice presidents, vice presidents, and the senior vice president (Mr. S. Christopher Johnson).  As these individuals are most able to influence the outcome of the Company’s financial performance in terms of sales, the program is heavily weighted toward this metric.  The measures associated with this program include the Company’s annual sales performance, persistency of policies sold, and expense management.  These measures were incorporated into the program to award not only the amount of sales but the quality of sales and the management of the costs incurred to acquire the business sold.  Unlike the Executive Bonus, the Domestic Bonus metrics assume a targeted level of performance or “par” level to which the Compensation Committee assigned a targeted bonus percentage in order to reflect a disproportionate weighting of the potential bonus award toward the sales metric.  If the targeted par level for each metric is attained, the sum of the metrics is equal to a bonus percentage of 100% which is applied to the average weighted base salary of each vice president and senior vice president participant while one-half, or 50%, is applied to the average weighted base salary of each assistant vice president participant as approved by the Compensation Committee.  The performance metrics set by the Compensation Committee equating to various bonus level percentages under the program are as follows:

Financial Performance Metric	Par Bonus Level	Bonus % Range

Sales	75%	0% to no limit
Persistency	15%	0% to 30%
Expense Management	10%	0% to 22.5%

The Domestic Bonus also differs from the Executive Bonus in that the composite bonus percentage is not subject to a cap and bonus amounts may be advanced quarterly based upon the year-to-date results achieved.  Life insurance sales metric amounts under the program above the par level increase incrementally with an additional bonus percentage added for every increment of additional life insurance sales established by the Compensation Committee (annuity sales are subject to a cap).  However, if the aggregate sum of the three performance metrics exceeds 100%, the bonus award paid at the end of the calendar year is limited to 100% for each participant.  The bonus percentage above 100% is applied to the weighted average base salaries of all participants to create a pool which is paid out to participants in the subsequent calendar year based upon the recommendation of the Domestic Marketing senior vice president and subject to approval by the President and Chief Operating Officer.  The Domestic Bonus percentage achieved under the program was 73.5% and 32.5% in 2009 and 2008, respectively.

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

All other features are similarly administrated. The International Bonus percentage achieved under the program was 83.0% and 44.0% in 2009 and 2008, respectively.  The 2009 bonus percentage achieved is comprised of 50% for Sales, 3% for Persistency, and 30% for Expense Management as shown in the following table.

Financial Performance Metric	Target Level	Achieved Level	Bonus %

International Life Sales	$30.0 million	$29.0 million	50.00%
Expense Management	5.50% ratio	4.83% ratio	30.00%
Persistency	100.0%	89.8%	3.00%
Total Bonus Percentage			83.00%

For information regarding awards made in 2009 to our Named Executive Officers, see the Summary Compensation Table on page 41.

Senior Vice President Bonus Program.  Participants in the Senior Vice President Bonus Program (“Senior VP Bonus”) are all Senior Vice Presidents not otherwise included in any of the other three officer bonus programs.  Currently, these individuals include Senior Vice President, Chief Financial Officer and Treasurer (Mr. Brian Pribyl), Senior Vice President, Chief Administrative Officer (Mr. Michael Hydanus), Senior Vice President, Chief Actuary (Mr. Paul Facey), Senior Vice President, Mortgage Loans and Real Estate (Mr. Charles Milos), Senior Vice President, Secretary (Mr. James Payne) and Senior Vice President, Chief Investment Officer (Ms. Patricia Scheuer).  The Plan is essentially comparable to the Executive Bonus, except for the bonus award percentages, incorporating three measurable performance metrics associated with the Company’s annual sales performance, expense management, and profitability. In accordance with the program, the Compensation Committee set performance targets for each metric at various levels equating to various bonus level percentages as follows:

Financial Performance Metric	Bonus % Range

Sales	0% to 9.0%
Expense Management	0% to 9.5%
Profitability	0% to 19.0%

The sum of the achieved bonus percentages for each metric, subject to a maximum aggregate percentage of 30%, is applied to the base salary for each participant approved by the Compensation Committee to determine the earned bonus amount.  Like the Executive Bonus, the profitability metric is based upon the Company’s audited financial statements for the year.  Bonus awards are generally paid in the year following the annual financial performance concurrent with the completion of the Company’s audit of the year-end financial statements and approval of the award amounts by the Compensation Committee.  Accordingly, the Senior Vice President Bonus payments in 2009 were primarily based upon the results achieved for 2008 financial performance metrics established by the Compensation Committee.  The bonus percentage achieved under the program was 15.25% and 0% in 2009 and 2008, respectively.  The 2009 bonus percentage achieved is comprised of 5.75% for Sales, 9.5% for Expense Management, and 0% for Profitability as shown in the following table.

Financial Performance Metric	Target Level	Achieved Level	Bonus %

Annuity Sales	$382.5 million	$835.3 million	3.00%
International Life Sales	$27.0 million	$29.6 million	2.75%
Domestic Life Sales	$7.7 million	$3.6 million	0.00%
Total Sales Metric			5.75%
Expense Management	74% ratio	54% ratio	9.50%
Profitability	9.5% ROE	4.9% ROE	0.00%
Total Bonus Percentage			15.25%

For information regarding awards made in 2009 to our Named Executive Officers, see the Summary Compensation Table on page 41.

Discretionary Bonus Awards

For officers who are not participants in any of the four bonus programs above, the Compensation Committee considers from time-to-time circumstances which merit the need to recognize outstanding performance in the form of a discretionary bonus.  Although many of these situations may be deemed within the normal responsibilities of officers, the Compensation Committee on occasion may provide one-time recognition bonuses to identified officers where the demands of the situation and the results of the effort warrant such recognition. There were no discretionary bonuses awarded in 2009 or 2008.

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

The Compensation Committee is responsible for determining the recipients of the grants, when the grants should be made, and the number of shares to be granted.  The size of the awards generally reflect each officer’s position relative to other officers in the Company with consideration to total compensation targets obtained from the peer group information previously discussed.  In addition, as is the case with base salaries, the Compensation Committee considers the grant recommendations of the Chairman and Chief Executive Officer and the President and Chief Operating Officer for other Company officers.

The Compensation Committee may consider granting stock options at any time but generally coordinates the issuance of grants concurrent with its annual review of officer compensation.  In February 2009 the Compensation Committee approved the issuance of 29,393 SARs to selected officers.  Prior to that the Compensation Committee approved the issuance of 2,750 SARs to new officers during the third quarter of 2008 and 28,268 stock options to selected officers in April 2008. Included in these grant awards were the following option/SARs amounts to named executive officers.

	Grant	Grant
	2/19/09	4/18/08

Robert L. Moody	7,500	7,500

Ross R. Moody	5,518	5,518

Brian M. Pribyl	1,000	1,000

Scott E. Arendale	1,000	1,000

Charles D. Milos	1,000	1,000

As noted above, the Compensation Committee determines the timing of awards, the recipients, and the number of option shares or SARs to be granted to each participant. Prior to the April 18, 2008 grant awards to officers, the previous award determined by the Compensation Committee was made during 2004. The grant made in April 2008 represented the remaining stock options available for award (excluding grant awards to directors) under the 1995 Plan and coincided with the scheduled termination of that plan. The stock options granted at that date were given a strike price equivalent to the market closing value of the Company’s Class A common shares of $255.13.

Subsequent to the April 2008 stock option awards, the Company’s Class A common shares dropped approximately 75% as a consequence of the severe recession and financial crisis that enveloped the United States economy. The Compensation Committee recognized the precipitous drop in the Company’s Class A common share value substantially removed the long-term incentive objective of the April 2008 grant awards. Accordingly, the Compensation Committee determined to make substantially the same grant award effective February 19, 2009 with a strike price of $114.64 representing the market closing value of the Company’s Class A common shares that day.

The Compensation Committee has followed a practice of allocating grant awards based upon the level of the officer receiving the award with each officer level receiving an identified proportionate share. Historically, the Chairman of the Board and Chief Executive Officer has been allotted 25% to 35% of the total grant award and the President and Chief Operating Officer 15% to 25% of the total grant. Officers at the senior vice president level receive the same number of grant awards while all officers at the vice president level receive the same number of grant awards although at a lesser amount than that of the senior vice presidents.

Retirement and Other Benefits

The Company’s executive officers are eligible to participate in the health and welfare, 401(k) and defined benefit retirement benefit plans that are offered to other Company employees (the Company’s qualified defined benefit pension plan was frozen as of December 31, 2007).  In addition, if eligible, executive officers may participate in the following plans:

Group Excess Benefit Plan

Company officers at the senior vice president level and above, including named executive officers, as well as those hired or promoted to the vice president level prior to May 1, 2007, are eligible to participate in a group excess benefit plan which supplements the Company’s core medical insurance plan.  Administered by a third party insurer, the group excess benefit plan provides coverage for co-pays, deductibles, and other out-of-pocket expenses not covered by the core medical insurance plan.  Offering such a plan to the selected Company officer levels is viewed as a key component of the overall compensation strategy for attracting and retaining talented executive officers.  The benefits provided to each named executive officer are reported in the “All Other Compensation Column” of the Summary Compensation Table.

Non-Qualified Defined Benefit Plan

This plan covers those officers of the Company who were in a senior vice president position or above prior to 1991.  The plan provides retirement benefits to those individuals affected by the revisions to the Company’s qualified defined benefit pension plan precipitated by the limitations imposed by Internal Revenue Code Section 401(a)(17) and 415.  As of December 31, 2009 and 2008, the active officers participating in this plan were Mr. Robert L. Moody and Mr. Charles Milos.  Benefits associated with this plan are disclosed in the Pension Benefits table in the Pension Benefits section.

Non-Qualified Deferred Compensation Plan

This plan allows Company senior officers, including named executive officers, to defer payment of a percentage of their compensation and to provide for up to a 2% matching and 2% profit sharing contribution on plan compensation that exceeds certain qualified plan limits, and additional Company discretionary matching contribution of up to 2% of plan compensation.  Company contributions are subject to a vesting schedule based upon each officer’s years of service. Benefit information associated with this plan is disclosed in the Non-Qualified Deferred Compensation table below and Company contributions are included in the “All Other Compensation” column in the Summary Compensation Table.

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

Non-Qualified Defined Benefit Plan for the President of National Western Life Insurance Company

Similar to the immediately preceding plan, this plan specifically covers the Company’s President and Chief Operating Officer, Mr. Ross R. Moody, and is intended to provide the retirement benefits that comply with the American Jobs Creation Act of 2004.  Mr. Moody’s benefits associated with this plan are disclosed in the Pension Benefits table in the Pension Benefits section.

National Western Life Insurance Company Retirement Bonus Program for Robert L. Moody

This program provides an annual payment to Mr. Robert L. Moody equal to 2% of his compensation and is not correlated in any manner to individual or Company performance. For reporting and disclosure purposes, the payment made in 2009 related to 2008 compensation is included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation table.

Postretirement Benefits

The Company’s basic health plan and group excess benefit plan have a provision for individuals serving in the positions of Chairman of the Board or President for seven years or more subsequent to 1980 to continue to receive lifetime health benefits for themselves and their dependents upon retirement.  Mr. Robert L. Moody and Mr. Ross R. Moody currently meet this eligibility criteria.

Perquisites and Other Personal Benefits

The Compensation Committee periodically reviews executive officer perquisites and other benefits based upon information supplied to it by the Company’s Human Resources, Legal, and Financial departments.  In addition to base salaries and annual and long-term bonus incentives, the Company provides its executive officers with certain and varying perquisites and benefits.

The perquisites and personal benefits provided to each named executive officer are reported in the “All Other Compensation Column” of the Summary Compensation Table included in this Compensation Discussion and Analysis and are described in further detail in the footnotes to that table.

Stock Ownership Guidelines

The Company requires that its directors be shareholders, but the Company does not require its directors or executive officers to own a particular amount of the Company’s common stock and accordingly has not established a set of stock ownership guidelines.  The Compensation Committee is satisfied that the long-term incentive compensation offered to directors and officers in the form of stock options and SARs adequately aligns this group’s interest with those of the Company’s stockholders.

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

Tax and Accounting Treatment of Compensation

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for non-performance based compensation over $1 million paid in any one year to each of the individuals who were, at the end of the year, the corporation’s chief executive officer and the four other most highly compensated executive officers.  Except for the Chairman and Chief Executive Officer of the Company, the levels of non-performance based salary, bonus, and other compensation paid do not typically exceed this level.

The Compensation Committee reserves the right to award compensation to executive officers that may not qualify under Section 162(m) as deductible compensation, however, it will continue to consider all elements of cost to the Company of providing such compensation, including the potential impact, if any, of Section 162(m).

The Company accounts for long-term incentive compensation in the form of stock options and SARs to executive officers under GAAP guidance which requires the Company to estimate and expense each award of equity compensation over the service period of the award.  Other accounting guidance requires that cash compensation be recorded as an expense at the time the obligation is accrued.

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

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth with the Company’s management.  Based on its reviews and discussions, the Compensation Committee approved and recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in the Proxy Statement on Schedule 14A.

Members of the Compensation Committee

E. J. Pederson (Chairman)
Stephen E. Glasgow
Louis E. Pauls

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by, or paid to the Company’s principal executive officer, principal financial officer, and the three other highest paid executive officers for the years ended December 31, 2009, 2008, and 2007.

						Change in
						Pension
				Non-Equity		Value and
				Incentive		Nonqualified
Name and				Plan		Deferred	All Other
Principal			Option/SAR	Compen-		Compensation	Compen-
Position	Year	Salary (a)	Awards (b)	sation		Earnings (e)	sation (f)	Total

Robert L. Moody	2009	$1,692,703	$474,707	$552,393	(c)	$(367,985)	$693,056	$3,044,874
Chairman of the Board	2008	1,648,582	903,076	263,757		1,100,754	703,007	4,619,176
and Chief Executive	2007	1,588,653	-	495,251		2,733,499	686,181	5,503,584
Officer

Ross R. Moody	2009	605,888	336,039	189,678	(c)	113,121	71,053	1,315,779
President and Chief	2008	588,956	579,765	90,490		123,587	88,626	1,471,424
Operating Officer	2007	565,534	-	160,520		126,568	121,963	974,585

Brian M. Pribyl	2009	269,283	52,240	40,655	(d)	22,190	25,640	410,008
Senior Vice President,	2008	253,165	93,064	41,863		4,580	34,937	427,609
Chief Financial Officer	2007	252,665	-	74,695		15,239	36,405	379,004
and Treasurer

Charles D. Milos	2009	258,728	100,024	34,145	(d)	218,201	56,941	668,039
Senior Vice President,	2008	249,130	159,321	-		88,350	44,980	541,781
Mortgage Loans and	2007	239,569	-	-		81,780	50,598	371,947
Real Estate

Scott E. Arendale	2009	160,102	52,240	137,044	(d)	44,796	14,445	408,627
Senior Vice President,	2008	158,878	93,064	321,700		15,271	20,403	609,316
International Marketing	2007	150,050	-	178,101		33,595	17,570	379,316

Note: Columns with no data have been omitted.

(a)
The 2009 amounts in this column include Company and subsidiary Board of Director fees of $30,700 for Mr. Robert L. Moody, $3,250 for Mr. Pribyl, $33,950 for Mr. Ross R. Moody, and $33,700 for Mr. Milos.

(b)	The amounts in this column represent the fair value on grant date of option awards received during the year.
(c)
The amounts for Mr. Robert L. Moody, Mr. Ross R. Moody represent bonuses earned under the 2009 Executive Officer Bonus Program.  Also included in Mr. Robert L. Moody’s amount is $29,761 representing the bonus earned under the NWLIC Retirement Bonus Program.

(d)
The amount for Mr. Pribyl and Mr. Milos represents the bonus earned under the 2009 Senior Vice President Bonus Program.  The amount for Mr. Arendale represents the bonus earned under the 2009 International Marketing Officer Bonus Program.

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

(f)	The amounts in this column include the items summarized in the following table:

All Other Compensation

		Company
		Paid	Excess	Company	Company				Total
Name and		Benefit	Benefit	Contributions	Paid				All Other
Principal		Premiums	Claims	To Savings	Taxes/		Other		Compen-
Position	Year	(1)	Paid (2)	Plans (3)	Insurance		Perquisites		Sation

Robert L. Moody	2009	$3,466	$37,708	$2,450	$617,143	(4)	$32,289	(5)	$693,056
Chairman of the	2008	5,264	8,613	2,300	670,684		16,146		703,007
Board and Chief	2007	4,995	2,021	4,500	669,135		5,530		686,181
Executive Officer

Ross R. Moody	2009	2,742	27,315	33,837	-		7,159	(6)	71,053
President and Chief	2008	4,284	7,296	32,557	-		16,493		60,630
Operating Officer	2007	3,884	64,032	34,057	-		19,990		121,963

Brian M. Pribyl	2009	5,656	5,433	13,851	-		700	(7)	25,640
Senior Vice President,	2008	8,540	9,638	13,854	-		2,905		34,937
Chief Financial	2007	8,040	10,499	15,435	-		2,431		36,405
Officer and Treasurer

Charles D. Milos	2009	5,656	27,128	15,561	-		8,596	(8)	56,941
Senior Vice President,	2008	8,670	21,496	13,043	-		1,771		44,980
Mortgage Loans and	2007	8,170	26,116	14,346	-		1,966		50,598
Real Estate

Scott E. Arendale	2009	3,475	-	8,179	-		2,791	(9)	14,445
Senior Vice President,	2008	5,305	3,065	8,286	-		3,747		20,403
International	2007	4,943	-	9,297	-		3,330		17,570
Marketing

(1)	The Company provides its officers additional compensation equivalent to the premiums for health, dental and accidental death and dismemberment coverage offered to all employees.
(2)	The amounts in this column represent claims paid under the Company’s Group Excess Benefit Program.
(3)
The amounts in this column represent Company contributions to the Company’s qualified and non-qualified savings plans. The Company’s 401(k) plan is available to all employees with the same contribution criteria.

(4)
Mr. Robert L. Moody contributed a life interest in a trust estate to the Company as a capital contribution in 1964.  The Company, in turn, issued term policies on the life of Mr. Moody in excess of the amount of the asset contributed which excess was assigned to Mr. Moody.  The value of the excess amount of insurance was $392,194 in 2009 and represents additional compensation to Mr. Moody.  In addition, the Company reimburses Mr. Moody the applicable taxes associated with this benefit which was $224,949 in 2009.

(5)	Mr. Robert L. Moody’s amounts in this column include $30,889 for Office of the Chairman expenses and $1,400 in gifts.
(6)	Mr. Ross R. Moody’s amounts in this column include $3,154 for car expense, $855 in membership dues, $1,750 for personal tax return preparation and $1,400 in officer and director gifts.
(7)	Mr. Pribyl’s amounts in this column include $700 in officer gifts.
(8)	Mr. Milos’s amounts in this column include $6,179 for guest travel on Company business trips, $1,017 for car expense and $1,400 in officer and director gifts.
(9)	Mr. Arendale’s amounts in this column include $2,091 for guest travel on Company business trips and $700 in officer gifts.

Grants of Plan-Based Awards

The following table provides information regarding grants under the Company’s 2009 Executive Officer Bonus Program, Senior Vice President Bonus Program and International Marketing Officer Bonus Program for the executive officers named in the Summary Compensation Table.

	Estimated Future Payouts
	Under Non-Equity Incentive
	Plan Awards (a)
Name	Threshold	Target	Maximum (b)

Robert L. Moody
2009 Executive Officer Bonus Program:
International life sales	$50,218	$83,696	$117,174
Domestic life sales	50,218	83,696	117,174
Annuities sales	50,218	83,696	117,174
Expense management	167,392	251,088	334,784
Company profitability	167,392	334,784	502,175

Ross R. Moody
2009 Executive Officer Bonus Program:
International life sales	17,239	28,732	40,224
Domestic life sales	17,239	28,732	40,224
Annuities sales	17,239	28,732	40,224
Expense management	57,463	86,195	114,926
Company profitability	57,463	114,926	172,389

Brian M. Pribyl
2009 Senior Vice President Bonus Program:
International life sales	5,306	6,632	7,958
Domestic life sales	5,306	6,632	7,958
Annuities sales	5,306	6,632	7,958
Expense management	14,590	19,896	25,202
Company profitability	13,264	33,792	50,403

Scott E. Arendale
2009 International Marketing Officer Bonus Program:
International life sales	33,023	115,579	No limit
International life persistency	4,953	24,767	49,534
Expense management	4,953	24,767	49,534

Charles D. Milos
2009 Senior Vice President Bonus Program:
International life sales	4,478	5,598	6,717
Domestic life sales	4,478	5,598	6,717
Annuities sales	4,478	5,598	6,717
Expense management	12,315	16,793	21,271
Company profitability	11,195	33,585	42,541

Note: Columns with no data have been omitted.

(a)
Amounts that have been or are expected to be paid in 2010 pertaining to the 2009 programs are reflected in the Summary Compensation Table. The 2009 program bonus amounts are based upon the base salary reflected in the applicable program addendums.

(b)
Although the Executive Officer and Senior Vice President Bonus Programs have stated maximums per program component, the aggregate bonus amount cannot exceed 50% and 30%, respectively, of base salaries.

The following table provides information regarding stock appreciation right (SAR) grants awarded during the year ended December 31, 2009 under the Company’s 2008 Incentive Plan for the executive officers named in the Summary Compensation Table.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying SARs	Exercise or Base Price of SAR Awards	Grant Date Fair Value of SAR Awards

Robert L. Moody	2/19/2009	7,500	$114.64	$356,691

Ross R. Moody	2/19/2009	5,518	$114.64	$262,429

Brian M. Pribyl	2/19/2009	1,000	$114.64	$47,559

Scott E. Arendale	2/19/2009	1,000	$114.64	$47,559

Charles D. Milos	2/19/2009	1,000	$114.64	$47,559

Outstanding Equity Awards at December 31, 2009

The following table provides information regarding outstanding stock options and SARs held by the executive officers named in the Summary Compensation Table as of December 31, 2009.

	Option/SAR Awards
			Number of
	Number of		Securities
	Securities		Underlying
	Underlying		Unexercised	Option	Option/SAR
	Options/SARs (#)		Options/SARs (#)	Exercise/SAR	Expiration
Name	Exercisable		Unexercisable	Price	Date

Robert L. Moody Grants:
4/20/2001	2,300	(*)	-	$92.13	4/20/2011
6/22/2001	1,000	(*)	-	95.00	6/22/2011
4/23/2004	12,000		8,000	150.00	4/23/2014
6/25/2004 (director)	1,000	(*)	-	150.00	6/25/2014
4/18/2008	-		7,500	255.13	4/18/2018
6/20/2008 (director)	200		800	208.05	6/20/2018
2/19/2009 (director)	-		1,000	114.64	2/19/2019
2/19/2009	-		7,500	114.64	2/19/2019

Ross R. Moody Grants:
4/20/2001	5,000	(*)	-	92.13	4/20/2011
6/22/2001	1,000	(*)	-	95.00	6/22/2011
4/23/2004	6,000		4,000	150.00	4/23/2014
6/25/2004 (director)	1,000	(*)	-	150.00	6/25/2014
4/18/2008	-		5,518	255.13	4/18/2018
6/20/2008 (director)	200		800	208.05	6/20/2018
2/19/2009 (director)	-		1,000	114.64	2/19/2019
2/19/2009	-		5,518	114.64	2/19/2019

	Option/SAR Awards
			Number of
	Number of		Securities
	Securities		Underlying
	Underlying		Unexercised	Option	Option/SAR
	Options/SARs (#)		Options/SARs (#)	Exercise/SAR	Expiration
Name	Exercisable		Unexercisable	Price	Date

Brian M. Pribyl Grants:
4/23/2004	400		800	150.00	4/23/2014
4/18/2008	-		1,000	255.13	4/18/2018
2/19/2009	-		1,000	114.64	2/19/2019

Scott E. Arendale Grants:
4/20/2001	140	(*)	-	92.13	4/20/2011
4/23/2004	300		300	150.00	4/23/2014
4/18/2008	-		1,000	255.13	4/18/2018
2/19/2009	-		1,000	114.64	2/19/2019

Charles D. Milos Grants:
4/20/2001	1,300	(*)	-	92.13	4/20/2011
6/22/2001	1,000	(*)	-	95.00	6/22/2011
4/23/2004	1,200		800	150.00	4/23/2014
6/25/2004 (director)	1,000	(*)	-	150.00	6/25/2014
4/18/2008	-		1,000	255.13	4/18/2018
6/20/2008 (director)	200		800	208.05	6/20/2018
2/19/2009 (director)	-		1,000	114.64	2/19/2019
2/19/2009	-		1,000	114.64	2/19/2019

Note: Columns with no data have been omitted.
(*) – Fully vested.

Officer stock options and SARs vest 20% annually following three full years of service to the Company from the date of grant.  Stock options and SARs granted to members of the Board of Directors vest 20% annually following one full year of service to the Company from the date of grant.  Accordingly, the unexercisable options and SARs shown in the previous table are scheduled to vest during the following years:

					2014	Total
	2010	2011	2012	2013	to 2016	Unexercisable

Robert L. Moody
Grants:
4/23/2004	4,000	4,000	-	-	-	8,000
4/18/2008	-	1,500	1,500	1,500	3,000	7,500
6/20/2008 (director)	200	200	200	200	-	800
2/19/2009 (director)	200	200	200	200	200	1,000
2/19/2009	-	-	1,500	1,500	4,500	7,500

Ross R. Moody
Grants:
4/23/2004	2,000	2,000	-	-	-	4,000
4/18/2008	-	1,103	1,104	1,104	2,207	5,518
6/20/2008 (director)	200	200	200	200	-	800
2/19/2009 (director)	200	200	200	200	200	1,000
2/19/2009	-	-	1,104	1,104	3,310	5,518

Brian M. Pribyl
Grants:
4/23/2004	400	400	-	-	-	800
4/18/2008	-	200	200	200	400	1,000
2/19/2009	-	-	200	200	600	1,000

Scott E. Arendale
Grants:
4/23/2004	150	150	-	-	-	300
4/13/2008	-	200	200	200	400	1,000
2/19/2009	-	-	200	200	600	1,000

Charles D. Milos
Grants:
4/23/2004	400	400	-	-	-	800
4/18/2008	-	200	200	200	400	1,000
6/20/2008 (director)	200	200	200	200	-	800
2/19/2009 (director)	200	200	200	200	200	1,000
2/19/2009	-	-	200	200	600	1,000

Option Exercises and Stock Vested

There were no option exercises by any of the executive officers named in the summary compensation table for the year ended December 31, 2009.  The Company does not have stock award plans with stock awards subject to vesting.

Pension Benefits

The following table provides information regarding benefits under the Company’s Pension Plan, Non-Qualified Defined Benefit Plan, Non-qualified Defined Benefit Plan for Robert L. Moody, and Non-Qualified Defined Benefit Plan for the President of National Western Life Insurance Company (NWLIC).

		Number of
		Years of	Present Value of	Payments
		Credited	Accumulated	During
Name	Plan Name	Service	Benefit	Last Fiscal Year

Robert L. Moody	NWLIC Pension Plan	44	$1,247,137	$153,509

	NWLIC Grandfathered
	Non-Qualified
	Defined Benefit Plan	45	5,257,959	713,258

	NWLIC Non-Qualified
	Defined Benefit Plan for
	Robert L. Moody	45	12,645,711	1,715,423

Ross R. Moody	NWLIC Pension Plan	17	189,750	-

	Non-Qualified Defined
	Benefit Plan for the
	President of NWLIC	19	293,254	-

Brian M. Pribyl	NWLIC Pension Plan	7	98,668	-

Charles D. Milos	NWLIC Pension Plan	25	521,415	-

	NWLIC Grandfathered
	Non-Qualified	27	238,316	-
	Defined Benefit Plan

	NWLIC Non-Qualified
	Defined Benefit Plan	27	203,622	-

Scott E. Arendale	NWLIC Pension Plan	14	264,967	-

Note: Columns with no data have been omitted.

Pension Plan. The qualified defined benefit plan covers substantially all employees and officers of the Company and provides benefits based on the participant’s years of service and compensation.  The Company makes annual contributions to the plan that complies with the minimum funding provisions of the Employee Retirement Income Security Act.  Annual pension benefits for those employees who became eligible participants prior to January 1, 1991, are generally calculated as the sum of the following:

(1)  50% of the participant’s final 5-year average annual eligible compensation at December 31, 1990, less 50% of their primary social security benefit determined at December 31, 1990; this net amount is then prorated for less than 15 years of benefit service at normal retirement date.  This result is multiplied by a fraction which is the participant’s years of benefit service at December 31, 1990, divided by the participant’s years of benefit service at normal retirement date.

(2)  1.5% of the participant’s eligible compensation earned during each year of benefit service after December 31, 1990 and through December 31, 2007.

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

Non-Qualified Defined Benefit Plan.   This plan covers officers of the Company who were in the position of senior vice president or above prior to 1991.  The plan provides benefits based on the participant’s years of service and compensation.  No minimum funding standards are required.

The benefit to be paid pursuant to this plan to a participant, other than the Chairman of the Company, who retires at his normal retirement date shall be equal to (a) minus (b) minus (c), but the benefit may not exceed (d) minus (b) where:

(a) is the benefit which would have been payable at the participant’s normal retirement date under the terms of the Pension Plan as of December 31, 1990, as if that plan had continued without change and without regard to Internal Revenue Code Section 401(a) (17) and 415 limits, and,

(b) is the benefit which actually becomes payable under the terms of the Pension Plan at the participant’s normal retirement date, and,

(c) is the actuarially equivalent life annuity which may be provided by an accumulation of 2% of the participant’s compensation for each year of service on and after January 1, 1991, accumulated at an assumed interest rate of 8.5% to the participant’s normal retirement date, and,

(d) is the benefit which would have been payable at the participant’s normal retirement date under the terms of the Pension Plan as of December 31, 1990, as if that plan had continued without change and without regard to Internal Revenue Code Section 401(a)(17) and 415 limits, except that the proration over 15 years shall instead be calculated over 30 years.

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

Non-Qualified Deferred Compensation

The following table provides information regarding the Company’s non-qualified deferred compensation plan for the executive officers named in the Summary Compensation Table as of December 31, 2009.

					Aggregate
	Executive	Registrant	Aggregate		Balance
	Contributions	Contributions	Earnings	Aggregate	at Last
	in Last	in Last	in Last	Withdrawals/	Fiscal
Name	Fiscal Year	Fiscal Year (a)	Fiscal Year (b)	Distributions	Year-End (c)

Robert L. Moody	$-	$-	$2,620	$40,816	$-

Ross R. Moody	34,164	26,487	124,022	-	620,533

Brian M. Pribyl	10,885	6,501	13,753	-	191,748

Charles D. Milos	11,520	8,211	93,325	-	407,827

Scott E. Arendale	6,523	3,272	4,409	-	51,240

Note: Columns with no data have been omitted.

(a)	Registrant contributions are reflected in the “All Other Compensation” column in the Summary Compensation Table and are not additional earned compensation.
(b)	The investment options under the plan consist of a selection of mutual funds identical to those available to all employees through the 401(k) plan.
(c)
Balances in the plan are settled in cash upon the termination event selected by the officer and distributed either in a lump sum or in annual installments. Deferred amounts represent unsecured obligations of the Company.

Potential Payments Upon Termination or Change in Control

Other than the Company’s 1995 Stock Option and Incentive Plan and 2008 Incentive Plan, the Company has no contract, agreement, plan, or arrangement, written or unwritten, that provides for payment to any officer at, following, or in connection with any termination, severance, retirement or a constructive termination, or a change in control of the Company or a change in any officer’s responsibilities.

The 1995 Stock Option and Incentive Plan governs certain of the stock option grants held by our executive officers.  Our executive officers are not entitled to any benefits under our 1995 Stock Option and Incentive Plan that are not available to other participants.  The 1995 Stock Option and Incentive Plan includes the following change in control provisions, which would result in the accelerated vesting of outstanding option grants:  In the event of a Change of Control, all outstanding Awards shall immediately vest and become exercisable or satisfiable, as applicable.  The Committee, in its discretion, may determine that upon the occurrence of a Change in Control, each Award outstanding hereunder shall terminate within a specified number of days after notice to the Holder, and such Holder shall receive, with respect to each share of Common Stock subject to such Award, cash in an amount equal to the excess of (i) the higher of (x) the Fair Market Value of such share of Common Stock immediately prior to the occurrence of such Change of Control or (y) the value of the consideration to be received in connection with such Change of Control for one share of Common Stock over (ii) the exercise price per share, if applicable, of Common Stock set forth in such Award.  The provisions contained in the preceding sentence shall be inapplicable to an Award granted within six (6) months before the occurrence of a Change of Control if the Holder of such Award is subject to the reporting requirements of Section 16(a) of the 1934 Act.  If the consideration offered to shareholders of the Company in any transaction described in this paragraph consists of anything other than cash, the Committee shall determine the fair cash equivalent of the portion of the consideration offered which is other than cash.  The provisions contained in this paragraph shall not terminate any rights of the Holder to further payments pursuant to any other agreement with the Company following a Change of Control.

The 2008 Incentive Plan governs certain of the stock option grants and/or SARs held by our executive officers and provides for the acceleration of vesting of all awards upon a change in control of the Company. The 2008 Incentive Plan includes the following change in control provisions, which would result in the accelerated vesting of outstanding award grants:  The Committee may provide in an option agreement and/or Stock Appreciation Rights agreement that in the event of a Change in Control of the Company, (i) all or a portion of the stock options and/or any Stock Appreciation Rights awarded under such agreement shall become fully vested and immediately exercisable and/or (ii) the vesting of all performance-based stock options shall be determined as if the performance period or cycle applicable to such stock options had ended immediately upon such Change in Control.

Our executive officers hold option grants under both the 1995 Stock Option and Incentive Plan and the 2008 Incentive Plan.  Option Grants under the 1995 Stock Option and Incentive Plan and the 2008 Incentive Plan will immediately vest upon a change in control.  The following table depicts potential benefits for our executive officers as a result of a change in control.  Such termination is assumed to occur on January 1, 2010.

Intrinsic Value of
Named Executive Officer	Accelerated Equity (1)($)

Robert L. Moody	$690,290.00

Ross R. Moody	478,911.64

Brian M. Pribyl	77,876.00

Charles D. Milos	136,856.00

Scott E. Arendale	66,066.00

(1) Value is based upon the closing selling price per share of our Class A common stock on the NASDAQ Global Select Market on December 31, 2009, which was $173.62.

Director Compensation

The following table sets forth the compensation for 2009 for those individuals who served as members of the Company’s Board of Directors during 2009 (excluding named executive officers whose director compensation is included in the Summary Compensation Table).

	Fees Earned or	Option	All Other
Name	Paid in Cash	Awards (a)	Compensation		Total

Stephen E. Glasgow	$36,900	$47,784	$45,812	(b)	$130,496

E. Douglas McLeod	26,400	47,784	952	(c)	75,136

Russell S. Moody	26,400	47,784	20,499	(d)	94,683

Frances A. Moody-Dahlberg	26,400	47,784	29,687	(e)	103,871

Louis E. Pauls Jr.	32,500	47,784	8,860	(f)	89,144

E. J. Pederson	32,000	47,784	952	(c)	80,736
Note: Columns with no data have been omitted.

(a)	The amounts in this column represent the fair value on grant date of option awards received during the year.
(b)
The amount shown for Mr. Glasgow includes $38,461 value of the Company’s Group and Excess Benefit Plans, $252 for the taxable value of supplemental life coverage, $6,399 in guest travel and $700 in gifts.

(c)	The amounts shown for Messrs. McLeod and Pederson represent $252 for the taxable value of supplemental life coverage and $700 in gifts.
(d)	The amount shown for Mr. Moody is $252 for the taxable value of supplemental life coverage, $19,547 in guest travel and $700 in gifts.
(e)	The amount shown for Ms. Moody-Dahlberg is $28,874 value of the Company’s Excess Benefit Plans, $113 in guest travel and $700 in gifts.
(f)	The amount shown for Mr. Pauls includes $6,046 value of the Company’s Group Benefit Plans, $20 for the taxable value of supplemental life coverage, $2,094 in guest travel and $700 in gifts.

All directors of the Company currently receive $24,000 a year and $600 for each board meeting attended. They are also reimbursed for actual travel expenses incurred in performing services as directors.  An additional $600 is paid for each committee meeting attended.  However, a director attending multiple meetings on the same day receives only one meeting fee.  The amounts paid pursuant to these arrangements are included in the Summary Compensation Table of this Item.  The directors and their dependents are also eligible to participate in the Company’s group insurance program.

Directors of the Company are eligible for restricted stock awards, incentive awards, and performance awards under the National Western Life Insurance Company 1995 Stock Option and Incentive Plan and 2008 Incentive Plan.  Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options.

Directors of the Company’s subsidiary, NWL Investments, Inc., receive $250 annually.  Directors of the Company’s subsidiary, NWLSM, Inc., receive $1,000 per board meeting attended.  Nonemployee directors of the Company’s subsidiary, NWL Services, Inc., receive $1,000 per board meeting attended.  Directors of the Company’s downstream subsidiaries, Regent Care General Partner, Inc., and Regent Care Operations General Partner, Inc., receive $250 per board meeting attended.  Directors of the Company’s downstream subsidiary, Regent Care Limited Partner, Inc., receive $500 per board meeting attended.

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

Exhibit 10(cf)	-	National Western Life Insurance Company Non-Qualified Deferred Compensation Plan As Amended and Restated Effective as of January 1, 2009 (Exhibit 10(cf) to Form 10-K dated December 31, 2008).

Exhibit 10(cg)	-	First Amendment to The National Western Life Insurance Company Pension Plan As Amended and Restated Effective as of January 1, 2007 (Exhibit 10(cg) to Form 10-K dated December 31, 2008).

Exhibit 10(ch)	-	Amended National Western Life Insurance Company Group Excess Benefit Plan, effective May 1, 2009 (Exhibit 10(ch) to Form 10-Q dated March 31, 2009).

Exhibit 10(ci)	-	Revolving Credit Loan Agreement with Moody National Bank (Exhibit 10(ci) to 8-K dated August 31, 2009).

Exhibit 10(cj)	-	National Western Life Insurance Company 2009 Executive Officer Bonus Program (Exhibit 10(cj) to 8-K dated December 16, 2009).

Exhibit 10(ck)	-	National Western Life Insurance Company 2009 Domestic Marketing Officer Bonus Program (Exhibit 10(ck) to 8-K dated December 16, 2009).

Exhibit 10(cl)	-	National Western Life Insurance Company 2009 International Marketing Officer Bonus Program (Exhibit 10(cl) to 8-K dated December 16, 2009).

Exhibit 10(cm)	-	National Western Life Insurance Company 2009 Officer President Bonus Program (Exhibit 10(cm) to 8-K dated December 16, 2009).

Exhibit 10(cp)	-	Management/Consultant Agreement dated March 29, 2000 by and between Regent Care Operations, Limited Partnership and Regent Management Services, Limited Partnership.

Exhibit 10(cq)		Management Agreement dated October 1, 2008 by and between Regent Care San Marcos B-3, Limited Partnership and Regent Management Services, Limited Partnership.

Exhibit 10(cr)
Administrative Services Only Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company (ANICO) pertaining to ANICO Excess Benefit Plan.

Exhibit 10(cs)		Premium Payment Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company (ANICO) pertaining to ANICO Excess Benefit Plan.

Exhibit 10(ct)
Administrative Services Only Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company (ANICO) pertaining to ANICO Excess Benefit Plan.

Exhibit 10(cu)		Premium Payment Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company (ANICO) pertaining to ANICO Excess Benefit Plan.

Exhibit 21	-	Subsidiaries of the Registrant.

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

The Company uses the specific identification method in computing realized gains and losses.  The table below details the nature of realized gains and losses, excluding impairments, during the year.

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

	SARs Outstanding
		Weighted-
		Average
	Number	Remaining	Options
	Outstanding	Contractual Life	Exercisable
Exercise prices:
$92.13	9,959	1.3 years	9,959
95.00	6,000	1.5 years	6,000
150.00	51,850	4.3 years	32,650
255.13	27,768	8.3 years	-
208.05	9,000	8.5 years	1,800
236.00	1,250	8.6 years	-
251.49	1,000	8.7 years	-
256.00	500	8.7 years	-
114.64	38,393	9.1 years	-

Totals	145,720		50,409

Aggregate intrinsic value
(in thousands)	$4,772		$2,054

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

	Years Ended December 31,
	2009		2008		2007
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and
Diluted Earnings Per Share:
Net income	$45,484		33,642		85,371
Dividends – Class A
shares	(1,233)		(1,233)		(1,232)
Dividends – Class B
shares	(36)		(36)		(36)

Undistributed income	$44,215		32,373		84,103

Allocation of net income:
Dividends	$1,233	36	1,233	36	1,232	36
Allocation of
undistributed
income	42,961	1,254	31,455	918	81,715	2,388

Net income	$44,194	1,290	32,688	954	82,947	2,424

Denominator:
Basic earnings per
share - weighted-
average shares	3,426	200	3,425	200	3,422	200
Effect of dilutive
stock options	7	-	23	-	42	-

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

Fixed maturity securities.  Fair values for investments in debt securities available for sale are based on quoted market prices, where available. For securities not actively traded, fair values are estimated using values obtained from various independent pricing services with any adjustments based upon observable data. In the cases where prices are unavailable from these sources, values are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

Equity securities.  Fair values for equity securities are based upon quoted market prices, where available. For equity securities that are not actively traded, estimated values are based on values of comparable issues or audited financial statements of the issuer.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

When quoted market prices in active markets are unavailable, the Company determines fair values using various valuation techniques and models based on a range of observable market inputs including pricing models, quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, prepayment speeds, default rates and discounted cash flow.  In most cases, these estimates are determined based on independent third party valuation information, and the amounts are disclosed in Level 2 of the fair value hierarchy.  Generally, the Company obtains a single price or quote per instrument from independent third parties to assist in establishing the fair value of these investments.

Fair value measurements for investment securities where there exists limited or no observable data are calculated using the Company’s own estimates based on current interest rates, credit spreads, liquidity premium or discount, the economic and competitive environment, unique characteristics of the security and other pertinent factors. These estimates are derived a number of ways including, but not limited to, pricing provided by brokers where the price indicates reliability as to value, fair values of comparable securities incorporating a spread adjustment (for maturity differences, credit quality, liquidity, collateralization), discounted cash flow models and margin spreads, bond yield curves, and observable market prices and exchange transaction information not provided by external pricing services. The resulting prices may not be realized in an actual sale or immediate settlement and there may be inherent weaknesses in any calculation technique. In addition, changes in underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the fair value of derivative instruments.

	December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
		(In thousands)		(In thousands)
Derivatives not designated as
hedging instruments

Equity index options	Derivatives,
	Index Options	$89,915

			Univerdal Life
			and Annuity
Fixed-indexed products			Contracts	$88,492

Total		$89,915		$88,492

	December 31, 2008
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
		(In thousands)		(In thousands)
Derivatives not designated as
hedging instruments

Equity index options	Derivatives,
	Index Options	$11,920

			Univerdal Life
			and Annuity
Fixed-indexed products			Contracts	$19,377

Total		$11,920		$19,377

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

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: October 22, 2010	/S/Robert L. Moody
By: Robert L. Moody, Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/S/Robert L. Moody	Chairman of the Board and	October 22, 2010
Robert L. Moody	Chief Executive Officer, and Director
(Principal Executive Officer)

/S/ Ross R. Moody	President and Chief Operating Officer, and Director	October 22, 2010
Ross R. Moody

/S/ Brian M. Pribyl	Senior Vice President - Chief Financial	October 22, 2010
Brian M. Pribyl	Officer, and Treasurer
(Principal Financial Officer)

/S/Thomas F. Kopetic	Vice President, Controller & Assistant Treasurer	October 22, 2010
Thomas F. Kopetic	(Principal Accounting Officer)

/S/Stephen E. Glasgow	Director	October 22, 2010
Stephen E. Glasgow

/S/E. Douglas McLeod	Director	October 22, 2010
E. Douglas McLeod

/S/Charles D. Milos	Director	October 22, 2010
Charles D. Milos

/S/Frances A. Moody-Dahlberg	Director	October 22, 2010
Frances A. Moody-Dahlberg

/S/Russell S. Moody	Director	October 22, 2010
Russell S. Moody

/S/Louis E. Pauls, Jr.	Director	October 22, 2010
Louis E. Pauls, Jr.

/S/E.J. Pederson	Director	October 22, 2010
E.J. Pederson