Form 10-Q
period 2010-09-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2010-11-05
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 5, 2010, the number of shares of Registrant's common stock outstanding was: Class A – 3,428,941 and Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	September 30,	December 31,
ASSETS	2010	2009

Investments:
Securities held to maturity, at amortized cost (fair value: $5,204,033 and $4,331,077)	$4,780,604	4,176,661
Securities available for sale, at fair value (cost: $2,179,419 and $1,967,365)	2,409,030	2,050,079
Mortgage loans, net of allowance for possible losses ($5,420 and $5,033)	133,286	98,200
Policy loans	78,591	78,336
Derivatives, index options	35,987	89,915
Other long-term investments	29,082	32,829

Total investments	7,466,580	6,526,020

Cash and short-term investments	29,197	108,866
Deferred policy acquisition costs	628,227	626,440
Deferred sales inducements	125,177	122,232
Accrued investment income	80,855	71,572
Federal income tax receivable	867	-
Other assets	74,998	63,605

	$8,405,901	7,518,735

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2010	2009

LIABILITIES:

Future policy benefits:
Traditional life and annuity contracts	$138,414	133,169
Universal life and annuity contracts	6,746,153	5,988,665
Other policyholder liabilities	137,035	128,931
Deferred Federal income tax liability	62,903	32,818
Federal income tax payable	-	13,197
Other liabilities	106,281	107,902

Total liabilities	7,190,786	6,404,682

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,428,941 and 3,425,966 issued and outstanding in 2010 and 2009, respectively	3,429	3,426
Class B - $1 par value; 200,000 shares authorized, issued, and outstanding in 2010 and 2009	200	200
Additional paid-in capital	36,954	36,680
Accumulated other comprehensive income	67,157	17,760
Retained earnings	1,107,375	1,055,987

Total stockholders’ equity	1,215,115	1,114,053

	$8,405,901	7,518,735

Note:  The condensed consolidated balance sheet at December 31, 2009, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2010 and 2009
(Unaudited)
(In thousands, except per share amounts)

	2010	2009

Premiums and other revenues:
Traditional life and annuity premiums	$3,961	3,707
Universal life and annuity contract charges	32,898	37,683
Net investment income	106,605	116,276
Other revenues	6,075	5,086
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(538)	(4,666)
Portion of OTTI losses recognized in other comprehensive income	123	4,572
Net OTTI losses recognized in earnings	(415)	(94)
Other net investment gains	2,087	151
Total net realized investment gains	1,672	57

Total revenues	151,211	162,809

Benefits and expenses:
Life and other policy benefits	13,335	19,965
Amortization of deferred policy acquisition costs and deferred sales inducements	32,608	28,436
Universal life and annuity contract interest	86,792	80,608
Other operating expenses	(2,181)	36,426

Total benefits and expenses	130,554	165,435

Earnings (loss) before Federal income taxes	20,657	(2,626)

Provision (benefit) for Federal income taxes	7,218	(1,512)

Net earnings (loss)	$13,439	(1,114)

Basic Earnings (Loss) Per Share:
Class A	$3.81	(0.32)
Class B	$1.90	(0.16)

Diluted Earnings (Loss) Per Share:
Class A	$3.81	(0.32)
Class B	$1.90	(0.16)

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)
(In thousands, except per share amounts)

	2010	2009

Premiums and other revenues:
Traditional life and annuity premiums	$12,475	12,227
Universal life and annuity contract charges	96,433	115,116
Net investment income	261,740	280,625
Other revenues	20,394	12,187
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(846)	(11,796)
Portion of OTTI losses recognized in other comprehensive income	123	6,395
Net OTTI losses recognized in earnings	(723)	(5,401)
Other net investment gains	2,017	279
Total net realized investment gains (losses)	1,294	(5,122)

Total revenues	392,336	415,033

Benefits and expenses:
Life and other policy benefits	40,141	43,241
Amortization of deferred policy acquisition costs and deferred sales inducements	74,614	84,933
Universal life and annuity contract interest	167,423	173,525
Other operating expenses	32,223	65,770

Total benefits and expenses	314,401	367,469

Earnings before Federal income taxes	77,935	47,564

Federal income taxes	25,276	14,808

Net earnings	$52,659	32,756

Basic Earnings Per Share:
Class A	$14.93	9.29
Class B	$7.46	4.65

Diluted Earnings Per Share:
Class A	$14.89	9.28
Class B	$7.46	4.65

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009

Net earnings (loss)	$13,439	(1,114)

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains on securities:
Net unrealized holding gains arising during period	20,421	38,623
Net unrealized noncredit gains (losses)	(123)	(1,344)
Reclassification adjustment for net amounts included in net loss	(326)	(17)
Amortization of net unrealized losses related to transferred securities	20	6

Net unrealized gains on securities	19,992	37,268

Foreign currency translation adjustments	(43)	79

Benefit plans:
Amortization of net prior service cost and net gain	289	411

Other comprehensive income	20,238	37,758

Comprehensive income	$33,677	36,644

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009

Net earnings	$52,659	32,756

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains on securities:
Net unrealized holding gains arising during period	49,093	78,697
Net unrealized noncredit losses	(123)	(1,905)
Reclassification adjustment for net amounts included in net earnings (loss)	(326)	2,855
Amortization of net unrealized (gains) losses related to transferred securities	24	(38)

Net unrealized gains on securities	48,668	79,609

Foreign currency translation adjustments	(139)	(19)

Benefit plans:
Amortization of net prior service cost and net gain	868	1,234

Other comprehensive income	49,397	80,824

Comprehensive income	$102,056	113,580

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009
Common stock:
Balance at beginning of period	$3,626	3,626
Shares exercised under stock option plan	3	-

Balance at end of period	3,629	3,626

Additional paid-in capital:
Balance at beginning of period	36,680	36,680
Shares exercised under stock option plan	274	-

Balance at end of period	36,954	36,680

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	31,639	(53,770)
Change in unrealized gains during period, net of tax	48,435	81,514

Balance at end of period	80,074	27,744

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(2,751)	-
Cumulative effect of change in accounting principal (See Note 3)	-	(507)
Amortization	30	29
Other-than-temporary impairments, non-credit, net of tax	(123)	(1,446)

Balance at end of period	(2,844)	(1,924)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(562)	-
Other-than-temporary impairments, non-credit, net of tax	(365)	(570)
Recoveries, net of tax	326	82

Balance at end of period	(601)	(488)

Foreign currency translation adjustments:
Balance at beginning of period	2,893	2,966
Change in translation adjustments during period	(139)	(19)

Balance at end of period	2,754	2,947

Benefit plan liability adjustment:
Balance at beginning of period	(13,459)	(14,554)
Amortization of net prior service cost and net gain, net of tax	868	1,234

Balance at end of period	(12,591)	(13,320)

Accumulated other comprehensive income at end of period	67,157	14,959

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)
(In thousands)

Retained earnings:
Balance at beginning of period	1,055,987	1,011,265

Cumulative effect of change in accounting principle, net of tax (See Note 3)	-	507
Net earnings	52,659	32,756
Stockholder dividends	(1,271)	(1,269)

Balance at end of period	1,107,375	1,043,259

Total stockholders' equity	$1,215,115	1,098,524

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009

Cash flows from operating activities:
Net earnings	$52,659	32,756
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	167,423	173,525
Surrender charges and other policy revenues	(28,569)	(45,205)
Realized gains (losses) on investments	(1,294)	5,122
Accrual and amortization of investment income	(1,565)	(3,385)
Depreciation and amortization	3,475	(335)
Decrease (increase) in value of index options	63,860	(61,896)
Increase in deferred policy acquisition and sales inducement costs	(77,107)	(20,511)
Increase in accrued investment income	(9,283)	(7,133)
Increase in other assets	(14,268)	(8,457)
Increase (decrease) in liabilities for future policy benefits	26,109	(2,344)
Increase in other policyholder liabilities	8,104	28,201
Decrease in Federal income taxes	(10,184)	(7,159)
Increase in other liabilities	554	37,213
Other, net	(522)	5

Net cash provided by operating activities	179,392	120,397

Cash flows from investing activities:
Proceeds from sales of:
Securities available for sale	28,778	15,612
Other investments	3,544	1,118
Proceeds from maturities and redemptions of:
Securities held to maturity	534,123	757,842
Securities available for sale	53,767	75,592
Index options	31,302	38,131
Purchases of:
Securities held to maturity	(1,137,958)	(953,502)
Securities available for sale	(292,976)	(220,912)
Other investments	(41,765)	(51,299)
Principal payments on mortgage loans	17,352	6,676
Cost of mortgage loans acquired	(52,882)	(6,049)
(Increase) decrease in policy loans	(255)	3,361

Net cash used in investing activities	(856,970)	(333,430)

Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	$1,060,960	611,163
Return of account balances on universal life and annuity contracts	(463,191)	(430,243)
Issuance of common stock under stock option plan	277	-

Net cash provided by financing activities	598,046	180,920

Effect of foreign exchange	(137)	(14)

Net decrease in cash and short-term investments	(79,669)	(32,127)
Cash and short-term investments at beginning of period	108,866	67,796

Cash and short-term investments at end of period	$29,197	35,669

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$30	30
Income taxes	35,600	22,757

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of National Western Life Insurance Company and its subsidiaries (“Company”) as of September 30, 2010, and the results of its operations and its cash flows for the three and nine months ended September 30, 2010 and 2009. The results of operations for the nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov. The condensed consolidated balance sheet at December 31, 2009, has been derived from the audited consolidated financial statements as of that date.

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

In December 2008, the FASB issued new guidance which requires information to be disclosed on an annual basis pertaining to postretirement benefit plan assets. The Company would be required to separate plan assets into the three fair value hierarchy levels and provide a rollforward of the changes in fair value of plan assets classified as Level 3. The disclosures about plan assets were effective for fiscal years ending after December 15, 2009.  Adoption of this guidance on January 1, 2010 had no effect on the Company’s consolidated financial condition and results of operations.

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

On September 20, 2010 the FASB issued new guidance related to accounting for the deferral of acquisition costs of insurance contracts.  The new guidance modifies the types and amounts of costs incurred by insurance companies for the acquisition and renewal of insurance contracts which may be deferred and capitalized.  The guidance more specifically limits capitalized costs to variable costs directly related to the acquisition or renewal of insurance contracts and will be effective for the Company as of January 1, 2012.  The Company is currently reviewing its capitalization policies and does not believe this guidance will have a material impact on its consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on statutory earnings and surplus levels of the Company.  The maximum dividend payment which may be made without prior approval in 2010 is $81.3 million.  The Company did not pay cash dividends on common stock during the nine months ended September 30, 2010 and 2009.  However, the Company did declare a cash dividend on August 20, 2010 payable December 1, 2010 to stockholders on record as of October 29, 2010.  The dividends declared were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders.  A dividend in the same amounts per share on Class A and Class B shares was declared in August and paid in November of 2009.

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

	Three Months Ended September 30,
	2010		2009
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and
Diluted Earnings (Loss) Per Share:
Net income (loss)	$13,439		(1,114)
Dividends - Class A shares	(1,235)		(1,233)
Dividends - Class B shares	(36)		(36)

Undistributed income (loss)	$12,168		(2,383)

Allocation of net income (loss):
Dividends	$1,235	36	1,233	36
Allocation of undistributed income (loss)	11,823	345	(2,315)	(68)

Net income (loss)	$13,058	381	(1,082)	(32)

Denominator:
Basic earnings per share - weighted-average shares	3,427	200	3,426	200
Effect of dilutive stock options	5	-	-	-

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,432	200	3,426	200

Basic Earnings (Loss) Per Share	$3.81	1.90	(0.32)	(0.16)

Diluted Earnings (Loss) Per Share	$3.81	1.90	(0.32)	(0.16)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30,
	2010		2009
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and
Diluted Earnings Per Share:
Net income	$52,659		32,756
Dividends - Class A shares	(1,235)		(1,233)
Dividends - Class B shares	(36)		(36)

Undistributed income	$51,388		31,487

Allocation of net income:
Dividends	$1,235	36	1,233	36
Allocation of undistributed income	49,931	1,457	30,594	893

Net income	$51,166	1,493	31,827	929

Denominator:
Basic earnings per share - weighted-average shares	3,426	200	3,426	200
Effect of dilutive stock options	11	-	4	-

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,437	200	3,430	200

Basic Earnings Per Share	$14.93	7.46	9.29	4.65

Diluted Earnings Per Share	$14.89	7.46	9.28	4.65

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Service cost	$-	-	-	-
Interest cost	259	243	776	767
Expected return on plan assets	(259)	(222)	(777)	(667)
Amortization of prior service cost	1	1	3	3
Amortization of net loss	125	148	374	445

Net periodic benefit cost	$126	170	376	548

The Company expects to contribute $776,000 to the plan in 2010.  As of September 30, 2010, the Company has contributed $480,000 to the plan.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the components of net periodic benefit costs for the Chairman and President non-qualified defined benefit plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Service cost	$13	38	39	112
Interest cost	266	308	798	925
Amortization of prior service cost	129	260	387	780
Amortization of net loss	164	197	493	593

Net periodic benefit cost	$572	803	1,717	2,410

The Company expects to contribute $2.0 million to these plans in 2010.  As of September 30, 2010, the Company has contributed $1.3 million to the plans.

(B)  Defined Benefit Postretirement Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following summarizes the components of net periodic benefit costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Interest cost	$34	33	103	98
Amortization of prior service cost	26	25	77	77

Net periodic benefit cost	$60	58	180	175

The Company expects to contribute minimal amounts to the plan in 2010.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)  SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information for the quarters ended September 30, 2010 and 2009 is provided below.

Selected Segment Information:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

September 30, 2010:
Selected Balance Sheet Items:
Deferred policy acquisition
costs and sales inducements	$41,811	206,620	504,973	-	753,404
Total segment assets	393,549	971,496	6,802,612	217,028	8,384,685
Future policy benefits	325,915	689,807	5,868,845	-	6,884,567
Other policyholder liabilities	11,816	18,064	107,155	-	137,035

Three Months Ended
September 30, 2010:
Condensed Income Statements:
Premiums and contract
revenues	$6,547	25,070	5,242	-	36,859
Net investment income	2,296	12,431	86,329	5,549	106,605
Other income (loss)	(9)	57	494	5,533	6,075

Total revenues	8,834	37,558	92,065	11,082	149,539

Life and other policy benefits	3,719	2,151	7,465	-	13,335
Amortization of deferred
acquisition costs	2,881	9,702	20,025	-	32,608
Universal life and annuity
contract interest	2,965	9,440	74,387	-	86,792
Other operating expenses	1,937	2,745	(10,961)	4,098	(2,181)
Federal income taxes (benefit)	(1,030)	5,258	1,648	756	6,632

Total expenses	10,472	29,296	92,564	4,854	137,186

Segment earnings (loss)	$(1,638)	8,262	(499)	6,228	12,353

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Nine Months Ended
September 30, 2010:
Condensed Income Statements:
Premiums and contract
revenues	$20,596	73,862	14,450	-	108,908
Net investment income	11,798	25,550	212,737	11,655	261,740
Other income	206	350	2,953	16,885	20,394

Total revenues	32,600	99,762	230,140	28,540	391,042

Life and other policy benefits	12,014	17,385	10,742	-	40,141
Amortization of deferred
acquisition costs	8,649	18,694	47,271	-	74,614
Universal life and annuity
contract interest	8,299	21,789	137,335	-	167,423
Other operating expenses	8,268	13,966	(2,512)	12,501	32,223
Federal income taxes (benefit)	(1,621)	9,775	13,056	3,613	24,823

Total expenses	35,609	81,609	205,892	16,114	339,224

Segment earnings (loss)	$(3,009)	18,153	24,248	12,426	51,818

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$36,859	41,390	108,908	127,343
Net investment income	106,605	116,276	261,740	280,625
Other income	6,075	5,086	20,394	12,187
Realized gains (losses) on investments	1,672	57	1,294	(5,122)

Total consolidated premiums and other revenue	$151,211	162,809	392,336	415,033

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$6,632	(1,532)	24,823	16,600
Taxes on realized gains (losses) on investments	586	20	453	(1,792)

Total consolidated Federal income taxes	$7,218	(1,512)	25,276	14,808

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net Earnings:
Total segment earnings (loss)	$12,353	(1,151)	51,818	36,086
Realized gains (losses) on investments, net of taxes	1,086	37	841	(3,330)

Total consolidated net earnings (loss)	$13,439	(1,114)	52,659	32,756

	September 30,
	2010	2009
	(In thousands)
Assets:
Total segment assets	$8,384,685	7,273,238
Other unallocated assets	21,216	20,528

Total consolidated assets	$8,405,901	7,293,766

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7)  SHARE-BASED PAYMENTS

The Company has a stock and incentive plan ("1995 Plan") which provides for the grant of any or all of the following types of awards to eligible employees:  (1) stock options, including incentive stock options and nonqualified stock options;  (2) stock appreciation rights (“SARs”), in tandem with stock options or freestanding;  (3) restricted stock; and  (4) performance awards.  The 1995 Plan began on April 21, 1995, and was amended on June 25, 2004 to extend the termination date to April 20, 2010.  The number of shares of Class A, $1.00 par value, common stock which may have been issued under the 1995 Plan, or as to which stock appreciation rights or other awards may have been granted, could not exceed 300,000.  Effective June 20, 2008, the Company’s shareholders approved a 2008 Incentive Plan (“2008 Plan”) which has a termination date of June 20, 2018.  The 2008 Plan is substantially similar to the 1995 Plan and authorized an additional number of Class A, $1.00 par value, common stock shares eligible for issue not to exceed 300,000.  These shares may be authorized and unissued.  The Company has issued only nonqualified stock options and stock appreciation rights.

All of the employees of the Company and its subsidiaries are eligible to participate in the 2008 Plan.  In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options.  Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options.  The directors’ grants vest 20% annually following one full year of service to the Company from the date of grant.  The employees’ grants vest 20% annually following three full years of service to the Company from the date of grant.  All grants issued expire after ten years.  No awards were issued during the first nine months of 2010.  On February 19, 2009, the Company awarded 29,393 stock appreciation rights to Company officers and 9,000 stock appreciation rights to Company directors at a market value price of $114.64.

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

The Company uses the current fair value method to measure compensation cost. As of September 30, 2010 and 2009, the liability balance was $3.0 million and $5.8 million, respectively. A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
			Weighted-
	Shares		Average
	Available		Exercise
	For Grant	Shares	Price

Stock Options:
Balance at January 1, 2010	292,400	104,577	$174.24
Exercised	-	(7,535)	93.27
Forfeited	-	-	-
Expired	-	-	-
Stock options granted	-	-	-

Balance at September 30, 2010	292,400	97,042	$180.53

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Stock Appreciation Rights Outstanding
		Weighted-
		Average
		Exercise
	Awards	Price

Stock Appreciation Rights:
Balance at January 1, 2010	41,143	$123.40
Exercised	(500)	114.64
Forfeited	(1,750)	189.70
Granted	-

Balance at September 30, 2010	38,893	$120.53

The total intrinsic value of options exercised was $279,000 and $0 for the nine months ended September 30, 2010 and 2009, respectively. The total share-based liabilities paid were $279,000 and $0 for the nine months ended September 30, 2010 and 2009, respectively. For the quarters ended September 30, 2010 and 2009, the total cash received from the exercise of options under the Plans was $277,000 and $0, respectively. The total fair value of shares vested during the nine months ended September 30, 2010 and 2009 was $0.9 million and $0.2 million, respectively.

The following table summarizes information about stock options and SARs outstanding at September 30, 2010.

	Options/SARs Outstanding
		Weighted-
		Average
	Number	Remaining	Options
	Outstanding	Contractual Life	Exercisable
Exercise prices:
$ 92.13	5,424	0.6 years	5,424
95.00	3,000	0.7 years	3,000
150.00	51,850	3.6 years	42,250
255.13	27,768	7.4 years	500
208.05	9,000	7.8 years	3,600
236.00	750	7.9 years	-
251.49	1,000	7.9 years	-
114.64	37,143	8.3 years	2,300

Totals	135,935		57,074

Aggregate intrinsic value
(In thousands)	$1,368		$460

The aggregate intrinsic value in the table above is based on the closing stock price of $140.68 per share on September 30, 2010.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In estimating the fair value of the options outstanding at September 30, 2010 and December 31, 2009, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	September 30,	December 31,
	2010	2009

Expected term of options	1 to 8 years	2 to 10 years
Expected volatility:
Range	29.62% to 75.58%	28.48% to 80.02%
Weighted-average	38.35%	46.09%
Expected dividend yield	0.30%	0.21%
Risk-free rate:
Range	0.62% to 2.29%	0.99% to 3.84%
Weighted-average	1.24%	2.49%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option’s expected exercise date.

The pre-tax compensation cost recognized in the financial statements related to the two plans defined above was $(2.1) million and $2.0 million for the nine months ended September 30, 2010 and 2009, respectively. The related tax expense recognized was $(0.7) million and $0.7 million for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, the total compensation cost related to nonvested options not yet recognized was $1.5 million.  This amount is expected to be recognized over a weighted-average period of 3.1 years.  The Company recognizes compensation cost over the graded vesting periods.

(8) COMMITMENTS AND CONTINGENCIES

(A) Legal Proceedings

The Company was a defendant in a class action lawsuit initially filed on September 17, 2004, in the Superior Court of the State of California for the County of Los Angeles.  The California state court certified a class consisting of certain California policyholders age 65 and older alleging violations under California Business and Professions Code section 17200.  The court additionally certified a subclass of 36 policyholders alleging fraud against their agent, and vicariously against the Company.  The California Insurance Department intervened in this case asserting that the Company violated California insurance laws.  The parties to this case had been involved in court-ordered mediation and ongoing negotiations.  On February 22, 2010, the Company reported in a Form 8-K filing a settlement agreement with the plaintiffs and plaintiff in intervention providing a settlement benefit of approximately $17 million which was included in the Company’s legal accrual provision at December 31, 2009.  The settlement agreement was given final court approval at a Fairness Hearing on August 20, 2010.  Including attorney’s fees and other considerations, the Company paid out and provided policy benefits totaling $21.9 million in the quarter ended September 30, 2010.  At September 30, 2010, the Company maintained an accrual of $450,000 for settlement amounts to be paid out in the fourth quarter.

The Company is a defendant in a second class action lawsuit pending as of June 12, 2006, in the U.S. District Court for the Southern District of California.  The case is titled In Re National Western Life Insurance Deferred Annuities Litigation.  The complaint asserts claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust.  On July 12, 2010 the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty.  The Company believes that it has meritorious defenses in this cause and intends to vigorously defend itself against the asserted claims.  No amounts have been provided in the consolidated financial statements of the Company as of September 30, 2010 for this matter.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company is the named defendant in the case of Sheila Newman vs. National Western Life Insurance Company, which alleged mishandling of policyholder funds by an agent.  On February 3, 2010, the 415th Judicial District Court of Parker County in Weatherford, Texas, entered a Final Judgment against the Company of approximately $208,000 including actual damages of $113,000 and amounts for attorney’s fees, and prejudgment interest on the actual damages.  In addition, the Final Judgment included $150 million for exemplary damages. The Company is vigorously defending this case and has appealed the Final Judgment to the proper Court of Appeals in Texas.  The Company’s counsel believes the Final Judgment is inconsistent with current state and federal laws and intends to establish on appeal that it is not liable for Newman’s actual or exemplary damages. Further, Company counsel have advised of existing law that governs limits of awards of exemplary damages including: (1) a Texas statute that limits awards of exemplary damages to two times the amount of actual damages, and (2) case law from both the Texas Supreme Court and the United States Supreme Court setting the outer limits of exemplary damages to single-digit ratios between actual and exemplary damages, but usually no more than 3 or 4 times the actual damages. The Company has accrued $0.6 million at September 30, 2010 for this matter inasmuch as it believes the record shows no evidence that it did anything to warrant an award of exemplary damages against it.

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

The amounts accrued in the financial statements at September 30, 2010 of $1.1 million for the foregoing lawsuits represent estimates made by the Company based upon current information and are subject to change as facts and circumstances change and develop.

In January 2009, the SEC published its newly adopted Rule 151A, Indexed Annuities and Certain Other Insurance Contracts.  This rule defined “indexed annuities to be securities and thus subject to regulation by the SEC under federal securities laws”.  Currently indexed annuities sold by life insurance companies are regulated by the States as insurance products and Section 3(a)(8) of the Securities Act of 1933 provides an exemption for certain “annuity contracts,” “optional annuity contracts,” and other insurance contracts.  The Company and others subsequently filed suit in the U.S. Court of Appeals for the District of Columbia to overturn this rule, which was scheduled to be effective January 12, 2011.  The U.S. Court of Appeals (D.C. Circuit) vacated Rule 151A on July 12, 2010.  Further, Congress passed and the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act on July 21, 2010 (“Dodd-Frank Act”).  The Dodd-Frank Act treats annuities as exempt under Sec. 3(a)(8) of the Securities Act of 1933 if they meet a three prong test.  The Company does not foresee any significant issues in meeting this test.  On October 14, 2010, the Securities and Exchange Commission gave notice that it was withdrawing Rule 151A under the Securities Act of 1933, effective as of the date of publication in the Federal Register.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(9) INVESTMENTS

(A) Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$180	63	550	209
Realized losses on disposal	(153)	-	(153)	(180)
Held to maturity debt securities:
Realized gains on disposal	1,935	87	2,076	201
Realized losses on disposal	-	-	-	(19)
Equity securities realized gains	120	1	104	63
Real estate write-down	-	-	(174)	(52)
Mortgage loans write-downs	(2)	-	(387)	(12)
Other	7	-	1	69

Totals	$2,087	151	2,017	279

The Company uses specific identification for the costs of securities sold or the amount reclassified out of accumulated other comprehensive income into earnings.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Total other-than-temporary impairment losses on debt securities	$(485)	(4,666)	(793)	(11,380)
Portion of loss recognized in comprehensive income	123	4,572	123	6,395

Net impairment losses on debt securities recognized in earnings	(362)	(94)	(670)	(4,985)
Equity securities impairments	(53)	-	(53)	(416)

Totals	$(415)	(94)	(723)	(5,401)

As of September 30, 2010, the Company recognized a noncredit loss of $0.1 million on one held to maturity asset-backed security.  The Company recognized $0.4 million in earnings during the quarter ended September 30, 2010 and $0.7 million for the nine months ended as credit losses.  The credit component of the impairment was determined to be the difference between amortized cost and the present value of the cash flows expected to be received, discounted at the original yield. The significant inputs used to project cash flows are estimated future prepayment rates, default rates and default loss severity.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments under the new guidance in other comprehensive loss.

	Three Months	Nine Months	Nine Months*
	Ended	Ended	Ended
	September 30,	September 30,	December 31,
	2010	2010	2009
		(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$635	327	28
Additions for credit losses not previously recognized in other-than-temporary impairments	362	670	299

Ending balance, cumulative credit losses related to other-than-temporary impairment	$997	997	327

*Since the adoption date of the new FASB GAAP guidance.

(B) Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at September 30, 2010.

	Securities Held to Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Government agencies	$162,316	4,177	(68)	166,425

U.S. Treasury	1,911	539	-	2,450

States and political subdivisions	244,276	13,449	(493)	257,232

Foreign governments	9,968	1,303	-	11,271

Public utilities	661,101	75,779	(115)	736,765

Corporate bonds	1,811,197	181,070	(6,615)	1,985,652

Mortgage-backed	1,841,121	154,186	(81)	1,995,226

Home equity	27,816	158	(824)	27,150

Manufactured housing	20,898	1,125	(161)	21,862

Totals	$4,780,604	431,786	(8,357)	5,204,033

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents amortized costs and fair values of securities available for sale at September 30, 2010.

	Securities Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Government agencies	$-	-	-	-

U.S. Treasury	-	-	-	-

States and political subdivisions	3,927	2	(29)	3,900

Foreign governments	10,312	735	-	11,047

Public utilities	334,022	39,893	-	373,915

Corporate bonds	1,584,953	168,573	(1,211)	1,752,315

Mortgage-backed	217,485	16,163	(1,532)	232,116

Home equity	12,895	-	(3,120)	9,775

Manufactured housing	9,663	1,304	-	10,967
	2,173,257	226,670	(5,892)	2,394,035

Equity private	195	7,370	-	7,565

Equity public	5,967	1,636	(173)	7,430

Totals	$2,179,419	235,676	(6,065)	2,409,030

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2009.

	Securities Held to Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Government agencies	$103,176	2,450	(810)	104,816

U.S. Treasury	1,916	401	-	2,317

States and political subdivisions	140,393	2,379	(1,054)	141,718

Foreign governments	9,963	792	-	10,755

Public utilities	625,661	33,345	(897)	658,109

Corporate bonds	1,511,565	71,255	(27,804)	1,555,016

Mortgage-backed	1,730,319	83,911	(3,515)	1,810,715

Home equity	28,910	196	(5,853)	23,253

Manufactured housing	24,758	384	(764)	24,378

Totals	$4,176,661	195,113	(40,697)	4,331,077

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents amortized costs and fair values of securities available for sale at December 31, 2009.

	Securities Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Government agencies	$-	-	-	-

U.S. Treasury	-	-	-	-

States and political subdivisions	20,490	-	(1,519)	18,971

Foreign governments	10,358	959	-	11,317

Public utilities	322,653	16,845	(769)	338,729

Corporate bonds	1,349,878	72,862	(12,880)	1,409,860

Mortgage-backed	233,841	8,661	(5,518)	236,984

Home equity	13,508	-	(4,757)	8,751

Manufactured housing	10,684	794	(25)	11,453
	1,961,412	100,121	(25,468)	2,036,065

Equity private	195	6,962	-	7,157

Equity public	5,758	1,277	(178)	6,857

Totals	$1,967,365	108,360	(25,646)	2,050,079

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2010.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. Government agencies	$19,932	(68)	-	-	19,932	(68)

U.S. Treasury	-	-	-	-	-	-

States and political subdivisions	24,368	(493)	-	-	24,368	(493)

Foreign governments	-	-	-	-	-	-

Public utilities	42,748	(115)	-	-	42,748	(115)

Corporate bonds	180,752	(278)	94,810	(6,337)	275,562	(6,615)

Mortgage-backed	-	-	14,748	(81)	14,748	(81)

Home equity	-	-	15,509	(824)	15,509	(824)

Manufactured housing	-	-	2,974	(161)	2,974	(161)

Total temporarily impaired securities	$267,800	(954)	128,041	(7,403)	395,841	(8,357)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2010.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. Government agencies	$-	-	-	-	-	-

U.S. Treasury	-	-	-	-	-	-

States and political subdivisions	2,278	(29)	-	-	2,278	(29)

Foreign governments	-	-	-	-	-	-

Public utilities	-	-	-	-	-	-

Corporate bonds	3,540	(49)	32,604	(1,162)	36,144	(1,211)

Mortgage-backed	-	-	19,557	(1,532)	19,557	(1,532)

Home equity	-	-	9,775	(3,120)	9,775	(3,120)

Manufactured housing	-	-	-	-	-	-
	5,818	(78)	61,936	(5,814)	67,754	(5,892)

Equity public	348	(38)	476	(135)	824	(173)

Total temporarily impaired securities	$6,166	(116)	62,412	(5,949)	68,578	(6,065)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt securities. The gross unrealized losses for debt securities at September 30, 2010 are made up of 75 individual issues, or 7.6% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 97.1%. Of the 75 securities, 27, or approximately 36.0%, fall in the 12 months or greater aging category; of the 75 debt securities, 65 were rated investment grade at September 30, 2010.  Additional information on debt securities by investment category is summarized below:

U.S. Treasury. No securities had a gross unrealized loss.

U.S. Government agencies.  Only 1 security had a gross unrealized loss.  The security’s fair value is 99.7% of amortized cost and is rated AAA.  Based on this rating and the Company's intent to hold to maturity, no other-than-temporary loss was recognized as of September 30, 2010.

States and political subdivisions.  The unrealized losses on these investments are the result of holdings in 16 securities.  All are rated A- or above.  Based on these ratings and the Company's intent to hold to maturity, no other-than-temporary loss was recognized as of September 30, 2010.

Foreign governments.  No securities had a gross unrealized loss.

Public utilities.  All of the 6 securities which are in an unrealized loss position are rated A- or above. Only one security was priced below 98% of amortized cost.  At this time, the Company does not consider any of these unrealized losses as other-than-temporary.

Corporate bonds. Corporate securities with unrealized losses are reviewed based on monitoring procedures including: review of the amount of the unrealized loss, the length of time that the issue has been in an unrealized loss position, credit ratings, analyst reports, and recent issuer financial information.  A total of 37 securities had unrealized losses with 6 issues rated below investment grade. More extensive analysis was performed on these 6 issues and, based on the work performed, none of the unrealized losses are considered other-than-temporarily impaired at September 30, 2010.

Mortgage-backed. Of the 6 securities, 4 are rated AAA and 2 are rated CCC.  The Company generally purchases these investments at a discount relative to their face amount and it is expected that the securities will not be settled at a price less than the stated par.  The decline in market value is attributable to current illiquidity in the market and not credit quality.  As the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, and based on the lack of adverse changes in expected cash flows, the Company does not consider these AAA rated investments and 1 CCC rated investment to be other-than-temporarily impaired at September 30, 2010.  The Company recognized an other-than-temporary loss at September 30, 2010 for the other CCC rated security.

Home equity. Of the 8 securities, 6 are rated AAA, 1 is rated BBB- and 1 is rated CC.  The Company performs a quarterly cash flow analysis on asset-backed securities that are rated below AA.  Based on the lack of adverse changes in expected cash flows, no issues are considered impaired in the current quarter.  The BBB- security was previously other-than-temporarily impaired due to adverse cash flows.

Manufactured housing.  Only 1 security with an unrealized loss is rated BB.  Based on lack of adverse changes in expected cash flows, the security is not considered other-than-temporarily impaired.

Equity securities.  The gross unrealized losses for equity securities are made up of 23 individual issues.  These holdings are reviewed for impairment quarterly.  During the three and nine months ended September 30, 2010, the Company recorded other-than-temporary impairments of less than $0.1 million on common stock held in subsidiaries.

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

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. Government agencies	$69,188	(810)	-	-	69,188	(810)

U.S. Treasury	-	-	-	-	-	-

States and political subdivisions	60,382	(954)	3,284	(100)	63,666	(1,054)

Foreign governments	-	-	-	-	-	-

Public utilities	48,130	(308)	19,364	(589)	67,494	(897)

Corporate bonds	130,981	(1,510)	236,663	(26,294)	367,644	(27,804)

Mortgage-backed	33,917	(489)	57,337	(3,026)	91,254	(3,515)

Home equity	3,030	(976)	13,815	(4,877)	16,845	(5,853)

Manufactured housing	1,341	(69)	7,423	(695)	8,764	(764)

Total temporarily impaired securities	$346,969	(5,116)	337,886	(35,581)	684,855	(40,697)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2009.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. Government agencies	$-	-	-	-	-	-

U.S. Treasury	-	-	-	-	-	-

States and political subdivisions	-	-	18,971	(1,519)	18,971	(1,519)

Foreign governments	-	-	-	-	-	-

Public utilities	16,597	(272)	17,118	(497)	33,715	(769)

Corporate bonds	18,730	(166)	199,968	(12,714)	218,698	(12,880)

Mortgage-backed	21,953	(370)	21,036	(5,148)	42,989	(5,518)

Home equity	-	-	8,751	(4,757)	8,751	(4,757)

Manufactured housing	3,774	(24)	119	(1)	3,893	(25)
	61,054	(832)	265,963	(24,636)	327,017	(25,468)

Equity public	196	(21)	1,316	(157)	1,512	(178)

Total temporarily impaired securities	$61,250	(853)	267,279	(24,793)	328,529	(25,646)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amortized cost and fair value of investments in debt securities at September 30, 2010, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities		Debt Securities
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Due in 1 year or less	$32,201	33,254	293,873	295,342

Due after 1 year through 5 years	876,084	959,086	650,771	707,136

Due after 5 years through 10 years	977,243	1,099,279	1,605,137	1,798,468

Due after 10 years	47,686	49,558	340,988	358,849
	1,933,214	2,141,177	2,890,769	3,159,795

Mortgage and asset-backed securities	240,043	252,858	1,889,835	2,044,238

Total	$2,173,257	2,394,035	4,780,604	5,204,033

(C)  Transfer of Securities

During the nine months ended September 30, 2010 and 2009, the Company made transfers totaling $13.0 million and $25.2 million, respectively, to the Held to Maturity category from Available for Sale.  Lower holdings of securities available for sale reduces the Company's exposure to market price volatility while still providing securities available for liquidity and asset/liability management purposes. The transfers of securities were recorded at fair value in accordance with GAAP, which requires that the $0.1 million unrealized holding loss at the date of the transfer during 2010 to continue to be reported in a separate component of stockholders' equity and be amortized over the remaining lives of the securities, as an adjustment of yield, in a manner consistent with the amortization of any premium or discount.

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

The following methods and assumptions were used in estimating the fair value of financial instruments and liabilities during the periods presented in the condensed consolidated financial statements.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	September 30, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,394,035	-	2,376,074	17,961
Equity securities, available for sale	14,995	6,132	1,298	7,565
Derivatives, index options	35,987	-	35,987	-

Total assets	$2,445,017	6,132	2,413,359	25,526

Policyholder account balances (a)	$46,956	-	46,956	-
Other liabilities (b)	2,969	-	-	2,969

Total liabilities	$49,925	-	46,956	2,969

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,036,065	-	2,019,415	16,650
Equity securities, available for sale	14,014	5,536	1,321	7,157
Derivatives, index options	89,915	-	89,915	-

Total assets	$2,139,994	5,536	2,110,651	23,807

Policyholder account balances (a)	$88,492	-	88,492	-
Other liabilities (b)	5,373	-	-	5,373

Total liabilities	$93,865	-	88,492	5,373

(a)  Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)  Represents the liability for share-based compensation.

During the three and nine months ended September 30, 2010, the Company did not make any transfers of assets into or out of levels 1, 2 or 3.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	September 30, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,376,074	-	2,376,074	-
Priced internally	17,961	-	-	17,961
Subtotal	2,394,035	-	2,376,074	17,961

Equity securities, available for sale:
Priced by third-party vendors	7,430	6,132	1,298	-
Priced internally	7,565	-	-	7,565
Subtotal	14,995	6,132	1,298	7,565

Derivatives, index options:
Priced by third-party vendors	35,987	-	35,987	-
Priced internally	-	-	-	-
Subtotal	35,987	-	35,987	-

Total	$2,445,017	6,132	2,413,359	25,526

Percent of total	100.0%	0.3%	98.7%	1.0%

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,019,415	-	2,019,415	-
Priced internally	16,650	-	-	16,650
Subtotal	2,036,065	-	2,019,415	16,650

Equity securities, available for sale:
Priced by third-party vendors	6,857	5,536	1,321	-
Priced internally	7,157	-	-	7,157
Subtotal	14,014	5,536	1,321	7,157

Derivatives, index options:
Priced by third-party vendors	89,915	-	89,915	-
Priced internally	-	-	-	-
Subtotal	89,915	-	89,915	-

Total	$2,139,994	5,536	2,110,651	23,807

Percent of total	100.0%	0.3%	98.6%	1.1%

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	For the Three Months Ended September 30, 2010
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	for Sale	for Sale	Assets	Liabilities
	(In thousands)

Beginning balance, July 1, 2010	$17,437	7,565	25,002	4,206
Total realized and unrealized gains (losses):
Included in net income	-	-	-	(985)
Included in other comprehensive income	406	-	406	-
Purchases, sales, issuances and settlements, net	118	-	118	(252)
Transfers into (out of) Level 3	-	-	-	-

Balance at end of period	$17,961	7,565	25,526	2,969

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$-	-	-	(870)

	For the Three Months Ended September 30, 2009
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	for Sale	for Sale	Assets	Liabilities
	(In thousands)

Beginning balance, July 1, 2009	$7,545	7,157	14,702	2,557
Total realized and unrealized gains (losses):
Included in net income	-	-	-	3,303
Included in other comprehensive income	1,973	-	1,973	-
Purchases, sales, issuances and settlements, net	(2)	-	(2)	(57)
Transfers into (out of) Level 3	4,600	-	4,600	-

Balance at end of period	$14,116	7,157	21,273	5,803

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$-	-	-	3,246

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Nine Months Ended September 30, 2010
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	for Sale	for Sale	Assets	Liabilities
	(In thousands)

Beginning balance, January 1, 2010	$16,650	7,157	23,807	5,373
Total realized and unrealized gains (losses):
Included in net income	-	-	-	(2,010)
Included in other comprehensive income	1,976	408	2,384	-
Purchases, sales, issuances and settlements, net	(665)	-	(665)	(394)
Transfers into (out of) Level 3	-	-	-	-

Balance at end of period	$17,961	7,565	25,526	2,969

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$-	-	-	(2,125)

	For the Nine Months Ended September 30, 2009
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	for Sale	for Sale	Assets	Liabilities
	(In thousands)

Beginning balance, January 1, 2009	$10,242	7,190	17,432	3,787
Total realized and unrealized gains (losses):
Included in net income	-	-	-	2,062
Included in other comprehensive income	(187)	(33)	(220)	-
Purchases, sales, issuances and settlements, net	(539)	-	(539)	(46)
Transfers into (out of) Level 3	4,600	-	4,600	-

Balance at end of period	$14,116	7,157	21,273	5,803

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$-	-	-	1,970

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Values	Values	Values	Values
	(In thousands)

ASSETS
Investments in debt and equity securities:
Securities held to maturity	$4,780,604	5,204,033	4,176,661	4,331,077
Securities available for sale	2,409,030	2,409,030	2,050,079	2,050,079

Cash and short-term investments	29,197	29,197	108,866	108,866
Mortgage loans	133,286	131,865	98,200	97,763
Policy loans	78,591	78,591	78,336	78,336
Other loans	8,611	10,168	11,611	13,304
Derivatives, index options	35,987	35,987	89,915	89,915
Life interest in Libbie Shearn Moody Trust	738	12,775	981	12,775

LIABILITIES
Deferred annuity contracts	$5,452,406	5,090,017	4,756,142	4,438,834
Immediate annuity and supplemental contracts	488,435	512,114	465,471	450,154

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

The tables below present the fair value of derivative instruments as of September 30, 2010 and December 31, 2009, respectively.

	September 30, 2010
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$35,987

Fixed-indexed products			Universal Life and Annuity Contracts	$46,956

Total		$35,987		$46,956

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

The table below presents the effect of derivative instruments in the condensed consolidated statement of earnings for the three months ended September 30, 2010 and 2009.

		September 30	September 30
		2010	2009
	Location of Gain	Amount of Gain or
Derivatives Not Designated	or (Loss) Recognized	(Loss) Recognized in
As Hedging Instruments	In Income on Derivative	Income on Derivative
		(In thousands)

Equity index options	Net investment income	$11,742	29,827

Fixed-index products	Universal life and annuity contract interest	8,573	(21,516)

		$20,315	8,311

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the condensed consolidated statement of earnings for the nine months ended September 30, 2010 and 2009.

		September 30	September 30
		2010	2009
	Location of Gain	Amount of Gain or
Derivatives Not Designated	or (Loss) Recognized	(Loss) Recognized in
As Hedging Instruments	In Income on Derivative	Income on Derivative
		(In thousands)

Equity index options	Net investment income	$(20,276)	23,766

Fixed-index products	Universal life and annuity contract interest	32,668	(35,762)

		$12,392	(11,996)

(12) SUBSEQUENT EVENTS

Subsequent events have been evaluated and no reportable items were identified.

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

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three and nine months ended September 30, 2010 follows.  This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes beginning on page 3 of this report and with the 2009 Annual Report filed with the SEC.

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

Insurance Operations - Domestic

The Company is currently licensed to do business in all states and the District of Columbia except for New York.  Products marketed are annuities, universal life insurance, fixed-indexed universal life, and traditional life insurance, which include both term and whole life products.  The Company’s domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-indexed annuities.  Most of these annuities can be sold as tax qualified or nonqualified products.  At September 30, 2010, the Company maintained approximately 128,600 annuity policies in force.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 10,350 independent agents contracted.  Roughly 32% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international operations focus on foreign nationals in upper socioeconomic classes.  Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another.  Products issued to international residents are almost entirely universal life and traditional life insurance products.  However, certain annuity and investment contracts are also available. At September 30, 2010, the Company had approximately 72,100 international life insurance policies in force representing approximately $16.9 billion in face amount of coverage.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
International:
Universal life	$2,261	3,490	6,133	5,316
Traditional life	733	759	2,098	3,051
Equity-indexed life	5,254	3,259	13,548	12,061

	8,248	7,508	21,779	20,428
Domestic:
Universal life	62	170	311	604
Traditional life	4	39	38	112
Equity-indexed life	382	383	1,390	1,910

	448	592	1,739	2,626

Totals	$8,696	8,100	23,518	23,054

Life insurance sales as measured by annualized first year premiums increased 7% in the third quarter of 2010 as compared to the third quarter of 2009. The third quarter sales level of $8.7 million also represented a 2.5% increase over the second quarter level of $8.5 million. Sales growth was centered in the Company's international life insurance line of business,which posted increases of 10% and 4% over the levels recorded in the third quarter of 2009 and the second quarter of 2010, respectively.

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

	Nine Months Ended September 30,
	2010	2009
Percentage of International Sales:
Latin America	82.5%	74.5%
Pacific Rim	15.7	18.7
Eastern Europe	1.8	6.8

Totals	100.0%	100.0%

Year-to-date, the Company has recorded sales to residents outside of the United States in over thirty different countries with Brazil (35%), Taiwan (15%), and Venezuela (13%) comprising the largest contributions.

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

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2005	137,900	245,900
Year ended December 31, 2006	315,800	254,700
Year ended December 31, 2007	416,800	251,000
Year ended December 31, 2008	455,200	272,000
Year ended December 31, 2009	201,400	315,300
Nine months ended September 30, 2010	166,700	334,500

The U.S. financial crisis had a significant impact upon life insurance sales industry-wide. The financial burdens associated with the loss of employment, higher debt levels, a reduction in wealth through declines in value of home and financial holdings, and a higher propensity to save versus consume resulted in dramatically reduced purchases of life insurance in 2009 to levels not seen since 1942, according to insurance marketing research sources. After two challenging years of domestic life insurance sales, life insurers are looking for new ways to rebuild premium levels. While the Company’s domestic sales for the nine months of 2010 have declined 34% from the comparable period in 2009, management is pursuing alternative distribution avenues and product designs in order to generate growth in this line of business.

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of September 30,
	2010	2009
	($ in thousands)
Universal life:
Number of policies	64,220	67,220
Face amounts	$7,519,770	7,621,240

Traditional life:
Number of policies	45,540	47,630
Face amounts	$2,563,460	2,280,650

Fixed-indexed life:
Number of policies	29,440	27,690
Face amounts	$6,947,440	6,425,170

Rider face amounts	$2,193,520	2,123,380

Total life insurance:
Number of policies	139,200	142,540
Face amounts	$19,224,190	18,450,440

In addition to reduced sales levels, the economic environment of the past two years precipitated an increase in policy terminations, particularly with regard to international life products. During 2009, international policy terminations spiked during the first half of the year and eventually ended the year at an annualized rate of 13.7%. Through the third quarter of 2010, the annualized lapse percentage for the international block of business declined to 10.0%.

The Company’s domestic in force business includes final expense policies and other smaller face amount traditional life policies written over the past several decades. As the Company’s domestic product portfolio has changed to higher face amount universal life and fixed-indexed life policies, a decline in the number of traditional life policies in force has been steadily occurring.

At September 30, 2010, the Company’s face amount of life insurance in force was comprised of $16.9 billion from the international line of business and $2.4 billion from the domestic line of business. At December 31, 2009, these amounts were $16.2 billion and $2.5 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Fixed-indexed annuities	$251,801	134,166	625,784	357,505
Other deferred annuities	133,222	96,961	375,108	202,034
Immediate annuities	3,195	6,485	14,591	15,781

Totals	$388,218	237,612	1,015,483	575,320

Annuity sales for the third quarter of 2010 were 63% higher than the comparable period in 2009, continuing a trend of higher sales activity that began during 2009 when the Company registered annual annuity sales of $835 million. For the first nine months of 2010, annuity sales were 77% higher than in the corresponding period of 2009. Third quarter annuity sales exceeded the second quarter level of $362.9 million by 7%.

The recessionary contraction and financial market crisis that began in the latter half of 2007 impacted many annuity carriers. Losses from investment impairments and equity exposure through variable annuity product offerings crippled the capital position of numerous insurers and limited their ability to write new business. In contrast, the Company’s substantial capital position attained through operating profitability and limited investment loss exposure positioned it to write additional levels of annuity business. The sales increase during 2009 and the first nine months of 2010 is indicative of the Company’s enhanced competitive position in the marketplace. An additional factor contributing to this growth is the Company’s A.M. Best rating increase to “A” (Excellent) received during the second quarter of 2009 and again affirmed by A.M. Best during the second quarter of this year. The Company also received an increase in its rating outlook from Standard & Poor’s this year moving from “negative” to “stable”.

The Company's mix of annuity sales tends to shift with interest rate levels and the relative performance of the equity market. Over the past several years, sales of fixed-indexed products have consistently accounted for more than one-half of all annuity sales and were 62% of annuity activity during the first nine months of 2010. For all fixed-indexed products, the Company purchases over the counter options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-indexed products also provide the contract holder the alternative to elect a fixed interest rate crediting option. Approximately one-half of fixed-indexed contract holders have currently elected this crediting option.

The increased level of annuity sales volume the past several years has required a greater level of asset/liability analysis. The Company monitors its asset/liability matching within the self-constraints of desired capital levels and risk tolerance. Despite the amounts of new business, the Company's capital level remains substantially above industry averages and regulatory targets. Management has performed analyses of the capital strain associated with incrementally higher levels of annuity new business and determined that the Company’s capital position is more than sufficient to handle increased sales activity.

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of September 30,
	2010	2009
	($ in thousands)

Fixed-indexed annuities
Number of policies	43,260	35,540
GAAP annuity reserves	$2,824,221	2,226,450

Other deferred annuities
Number of policies	68,780	67,940
GAAP annuity reserves	$2,624,326	2,343,040

Immediate annuities
Number of policies	16,510	15,510
GAAP annuity reserves	$413,341	378,170

Total annuities
Number of policies	128,550	118,990
GAAP annuity reserves	$5,861,888	4,947,660

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

This combination of economic conditions began to negatively impact our sales in 2008, particularly in the domestic life and international life segments. Although the financial markets and the economy began to show improvement in the latter half of 2009, international life insurance sales, as measured by placed annualized target premium, declined 15% from 2008 levels and domestic life insurance sales dropped 74%. Although economic indicators have suggested that the economy has emerged from the trough of the recession there is a lingering concern about a “double dip” recession scenario occurring.

In the midst of this backdrop, the Company’s total life insurance sales appear to have stabilized thus far in 2010. However, high unemployment, the lack of a housing market recovery, massive Federal government budget deficits, instability in European economic markets, and the uncertainty of recurring inflation pressures make the prospects of future economic stability and prosperity anything but clear. Consequently, demand for our life insurance products may continue to be adversely impacted during this ongoing period of economic uncertainty. It is also uncertain what impact, if any, the current environment may have upon the incidence of claims, policy lapses, or surrenders of policies.

The economic backdrop did not have a similar influence on our annuity product sales. Annuity sales in 2009 increased 106% over the levels attained in 2008 and the pace thus far in 2010 is up significantly over 2009 levels. Several factors may explain this outcome, including: (1) during uncertain economic periods, consumers follow a flight to safety toward lower risk assets such as annuity products; (2) the Company’s strong financial position, an upgrade in our financial strength rating from A.M. Best during 2009 and ample capital resources enhanced our presence in the annuity marketplace with independent distributors and end market consumers; and (3) many of the Company’s competitors incurred reductions in their capital base due to a deterioration in the quality of their investment portfolios, including investment impairments and losses, which caused them to curtail sales activity and recruitment of independent distribution. Despite the growth in annuity sales, it is unclear what effect ongoing economic challenges may have upon future business levels.

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

Credit spreads (difference between bond yields and risk-free interest rates) on fixed maturity securities increased markedly during 2008 given the market conditions, but tightened throughout 2009 and on into 2010. While the increase in credit spreads in 2008 and early in 2009 generated higher yields making our products more attractive to consumers, the subsequent spread tightening caused investment yields to fall dramatically. The lower investment yields not only cause the Company’s products to appear less appealing to consumers but also require skillful management of the Company’s earnings margin relative to minimum interest guarantee levels. The sizable level of cash inflows from annuity sales have resulted in a higher level of cash and short-term investments held at very low interest rates while portfolio managers search for investment securities meeting the Company’s criteria for quality, diversification, duration and yield.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Traditional life and annuity premiums	$3,961	3,707	12,475	12,227
Universal life and annuity contract charges	32,898	37,683	96,433	115,116
Net investment income (excluding derivatives)	94,863	86,449	282,016	256,859
Other revenues	6,075	5,086	20,394	12,187

Operating revenues	137,797	132,925	411,318	396,389
Derivative income (loss)	11,742	29,827	(20,276)	23,766
Net realized investment gains (losses)	1,672	57	1,294	(5,122)

Total revenues	$151,211	162,809	392,336	415,033

Traditional life and annuity premiums – Traditional life and annuity premiums increased 6.9% in the three months ended September 30, 2010 and increased 2.0% compared to the first nine months of 2009.  Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period.

Universal life and annuity contract revenues - Revenues for universal life and annuity contract revenues decreased 12.7% and 16.2% for the three and nine months ended September 30, 2010 compared to the same periods in 2009.  Revenues consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances.  Revenues in the form of cost of insurance charges were $23.1 million and $67.9 million for the three and nine months ended September 30, 2010, compared to $22.4 million and $68.2 million for the three and nine months ended September 30, 2009.  Through the first nine months of 2010, approximately 6,640 universal life policies have terminated while 5,480 new policies have been issued.  Surrender charges assessed against policyholder account balances decreased to $9.7 million and $28.3 million for the three and nine months ended September 30, 2010 versus $12.8 million and $39.9 million for the three and nine months ended September 30, 2009.  Due to the economic downturn, more policies were being surrendered during the first half of 2009 which increased surrender fees.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Gross investment income:
Debt securities	$91,538	83,308	269,396	245,960
Mortgage loans	955	1,305	5,444	5,144
Policy loans	1,376	1,472	3,936	4,391
Short-term investments	11	17	22	107
Other invested assets	2,094	1,314	6,172	4,176

Total investment income	95,974	87,416	284,970	259,778
Investment expenses	1,111	967	2,954	2,919

Net investment income (excluding derivatives)	94,863	86,449	282,016	256,859
Derivative gain (loss)	11,742	29,827	(20,276)	23,766

Net investment income	$106,605	116,276	261,740	280,625

For the quarter ended September 30, 2010, debt securities generated 95.4% of total investment income, excluding derivatives.  The growth in investment income from debt securities in the third quarter of 2010 reflects the increase in the size of the portfolio fueled by investable cash inflows from annuity sales.  Interest income earned on other invested assets increased during the three and nine months ended September 30, 2010 due to activity on a mezzanine loan approved in August 2009 and a profit participation payment of $1.0 million on a joint venture investment.

In order to assess underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative income (loss), which is a common practice in the insurance industry.  Net investment income performance is summarized as follows:

	Nine Months Ended September 30,
	2010	2009
	(In thousands)

Excluding derivatives:
Net investment income	$282,016	256,859
Average invested assets, at amortized cost	$6,717,339	6,047,975
Annual yield on average invested assets	5.60%	5.66%

Including derivatives:
Net investment income	$261,740	280,625
Average invested assets, at amortized cost	$6,799,564	6,078,578
Annual yield on average invested assets	5.13%	6.16%

The yield on average invested assets in 2010 compared to 2009, excluding derivatives, is down slightly given the sizable amount of new bond purchases in 2010 at lower interest rate levels.  During 2009, the average yield on bond purchases to fund insurance operations was 5.9% representing a 267 basis point spread over treasury rates.  However, insurance operation bond purchases in the first nine months of 2010 had an average yield of 4.6% as spreads narrowed to 132 basis points over treasury rates.  Due to significant unrealized losses on outstanding index options held during the second quarter the average yield including derivatives is 103 basis points below the first nine months of 2009.  The Company is required to mark its index option investments to market each reporting period and the reduced yield including derivatives reflects the decline in stock indices, primarily the S&P 500.

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas.  Revenues associated with these operations were $5.5 million and $4.1 million for the quarter ended September 30, 2010 and 2009, respectively.  For the nine months ending September 30, nursing home operations generated revenues of $16.9 million and $10.9 million in 2010 and 2009, respectively.  The higher revenues in 2010 are attributable to the San Marcos location which commenced operations during the middle of calendar year 2009.

Derivative income (loss) - Index options are derivative financial instruments used to hedge the equity return component of the Company’s fixed-indexed products.  Income or loss from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income.

Income and losses from index options are due to equity market conditions.  Index options are intended to act as hedges to match the returns on the product’s underlying reference index and the rise or decline in the index relative to index level at the time of the option purchase causes option values to likewise rise or decline. The Company does not elect hedge accounting relative to these derivative instruments.  As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company’s fixed-indexed products also fluctuates in a similar manner and direction.  For the nine months ended September 30, 2010 and 2009, the reference indices decreased in 2010 and increased in 2009. The Company recorded a loss from index options and likewise decreased contract interest expenses for the nine months ended September 30, 2010.  For the three months ended September 30, 2010, the reference indices increased resulting in index option gains and an increase in contract interest expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Derivatives:
Unrealized income (loss)	$6,621	43,553	(63,861)	61,897
Realized gain (loss)	5,121	(13,726)	43,585	(38,131)

Total income (loss) included in net investment income	$11,742	29,827	(20,276)	23,766

Total contract interest	$86,792	80,608	167,423	173,525

Net realized investment gains (losses) - Realized gains (losses) on investments include impairment write-downs on real estate and investments in debt securities as well as valuation allowances recorded on mortgage loans. The net investment gains reported in the first nine months of 2010 consisted of gross gains of $2.7 million, primarily from calls and sales of debt securities, offset by gross losses of $1.4 million, which includes other-than-temporary impairment losses.

The Company records impairment write-downs when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected.  Impairment and valuation write-downs are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Impairment or valuation write-downs:
Bonds	$362	94	670	4,985
Equities	53	-	53	416
Mortgage loans	2	-	387	12
Real estate	-	-	174	52

	$417	94	1,284	5,465

The mortgage loan valuation write-down in 2010 involves a New Orleans, Louisiana property whose value was negatively impacted by Hurricane Katrina.  The write-down reflects an adjustment to a newly provided appraisal of the property.  The real estate write-down in 2010 relates to foreclosed property in Fort Smith, Arkansas based upon an estimate of the selling value of the asset.  The Company impairs equity security holdings whose market value declines more than 50% below their cost basis.

Benefits and Expenses.  The following details benefits and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Life and other policy benefits	$13,335	19,965	40,141	43,241
Amortization of deferred acquisition costs	32,608	28,436	74,614	84,933
Universal life and annuity contract interest	86,792	80,608	167,423	173,525
Other operating expenses	(2,181)	36,426	32,223	65,770

Totals	$130,554	165,435	314,401	367,469

Life and other policy benefits - Death claim benefits were $8.4 million and $24.0 million during the three and nine months ended September 30, 2010 compared to $6.4 million and $24.0 million for the same periods in 2009.  While death claim amounts are subject to variation from period to period, the Company's mortality experience has generally been consistent with or better than its product pricing assumptions.  Included in the amounts for the three and nine months ended September 30, 2009 is an increase of $11.6 million in policy benefit reserves recorded as part of the Company’s conversion to a new reserving system and an unlocking of historical assumptions on certain products.

Amortization of deferred acquisition costs - Life insurance companies are required to defer certain expenses that vary with, and are primarily related to, the cost of acquiring new business.  The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses and sales inducements.  The Company defers sales inducements in the form of first year interest bonuses on annuity and universal life products that are directly related to the production of new business.  These charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest.  Recognition of these deferred policy acquisition costs (“DPAC”) as expense in the financial statements occurs over future periods in relation to the emergence of profits priced into the products sold.  This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns.  Companies are required to review universal life and annuity contract assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profits pattern is to be "unlocked" and reset based upon the actual experience.  DPAC balances are also adjusted each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience (“true-up”) with the adjustment reflected in current period amortization expense.

In addition to the preceding, the Company is implementing new actuarial reserving systems that enhance its ability to provide better estimates used in establishing future policy liabilities, monitor the deferred acquisition cost asset and the deferred sales asset as well as support other actuarial processes within the Company. The implementation of these new reserving systems for specific blocks of business began in the third quarter of 2009 and is expected to be completed in 2011.  As the Company applies these new systems to a line of business, current reserving assumptions are reviewed and updated as appropriate.

Amortization of deferred acquisition costs in the quarter ended September 30, 2010 increased $4.2 million over the amount recorded in the three months ended September 30, 2009 primarily due to a higher level of true-up adjustments to DPAC balances.  The 2010 third quarter amounts include true-up decreases to DPAC of $5.3 million for annuities and $2.4 million for universal life to reflect higher partial surrender rates and maintenance expenses and lower product interest rate spreads caused by lower investment yields relative to policy crediting rates.  The Company did not unlock its assumptions for deferred acquisition costs in the three and nine month periods ended September 30, 2010.

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Unlocking	$-	-	(2,700)	-
True-up	(7,646)	(3,068)	(1,810)	(6,680)

Totals	$(7,646)	(3,068)	(4,510)	(6,680)

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

The Company's approximated average credited rates, excluding and including equity-indexed products, were as follows:

	September 30,		September 30,
	2010	2009	2010	2009
	(Excluding derivative products)		(Including derivative products)

Annuity	3.31%	3.13%	3.36%	4.12%
Interest sensitive life	3.91%	2.83%	4.56%	5.21%

Contract interest also includes the performance of the equity-indexed component of the Company's fixed-index products which resulted in realized and unrealized gains of $11.7 million and $29.8 million for the three months ended September 30, 2010 and 2009, respectively.  Realized and unrealized losses of $20.3 million were incurred in the nine months ended September 30, 2010 compared to a gain of $23.8 million in the nine months ended September 30, 2009.  Contract interest for the three and nine months ended September 30, 2010 also includes $16.7 million of policy credits added in conjunction with the settlement of a class action lawsuit.  See additional comments in “Other Operating Expenses”.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and share based compensation costs. In the quarter ended September 30, 2009, the Company recorded additional operating expense of $17.0 million related to an accrual for pending legal matters.  At the time of the accrual, the characteristics of an ultimate payout amount could not be determined.  In the quarter ended September 30, 2010, the Company settled a class action lawsuit which resulted in the Company decreasing operating expense by $16.7 million and reclassifying the amount as annuity contract interest.  As the amount had been entirely accrued, there was no net effect on pretax earnings but the reduction in other operating expense resulted in a negative $2.1 million for this expense item in the 2010 third quarter results.

Nursing home operation expenses were $4.1 million and $12.5 million for the three and nine months ended September 30, 2010 compared to $4.0 million and $10.6 million for the three and nine months ended September 30, 2009.  The increase in nursing home expenses reflects the commencement of operations for the San Marcos, Texas facility during the second quarter of 2009.

Share based compensation costs for the Company's stock option plan related to outstanding vested and unvested options for the three and nine months ended September 30, 2010 totaled $(1.0) million and $(2.1) million compared to $3.2 million and $2.0 million for the corresponding periods in 2009.  The fluctuation in expense for the Company’s stock option plans largely reflects the market price change in the Company’s Class A common stock as of the reporting dates.

Federal Income Taxes. Federal income taxes on earnings from continuing operations reflect effective tax rates of 32.4% and 31.1% for the nine months ended September 30, 2010 and 2009, respectively. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings
A summary of segment earnings for the three months and nine months ended September 30, 2010 and 2009 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:

September 30, 2010	$(1,638)	8,262	(499)	6,228	12,353

September 30, 2009	$(5,325)	7,726	(8,139)	4,587	(1,151)

Nine months ended:

September 30, 2010	$(3,009)	18,153	24,248	12,426	51,818

September 30, 2009	$(1,513)	12,439	16,824	8,336	36,086
Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$6,547	8,166	20,596	27,123
Net investment income (loss)	2,296	(364)	11,798	9,696
Other income (loss)	(9)	2	206	22

Total premiums and other revenue	8,834	7,804	32,600	36,841

Benefits and expenses:
Life and other policy benefits	3,719	8,233	12,014	16,388
Amortization of deferred policy acquisition costs	2,881	1,136	8,649	5,470
Universal life insurance contract interest	2,965	2,244	8,299	6,742
Other operating expenses	1,937	4,071	8,268	10,450

Total benefits and expenses	11,502	15,684	37,230	39,050

Segment earnings (loss) before Federal income taxes	(2,668)	(7,880)	(4,630)	(2,209)

Provision (benefit) for Federal income taxes	(1,030)	(2,555)	(1,621)	(696)

Segment earnings (loss)	$(1,638)	(5,325)	(3,009)	(1,513)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Universal life insurance revenues	$6,821	8,195	20,715	25,561
Traditional life insurance premiums	(4,615)	1,276	3,834	5,231
Reinsurance premiums	4,341	(1,305)	(3,953)	(3,669)

Totals	$6,547	8,166	20,596	27,123

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP.  Actual universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Universal life insurance:
First year and single premiums	$2,607	2,224	9,539	9,619
Renewal premiums	4,846	5,499	15,774	16,876

Totals	$7,453	7,723	25,313	26,495

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

Amortization of deferred policy acquisition costs in the quarter ended September 30, 2010 includes true-up adjustments of $1.2 million to reflect actual experience deviations from assumed experience of the block of business.

As the domestic life insurance product portfolio includes an equity-indexed universal life product, the contract interest expense also includes the derivative component.

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

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$25,070	25,706	73,862	78,540
Net investment income	12,431	18,362	25,550	32,242
Other income	57	17	350	55

Total premiums and other revenue	37,558	44,085	99,762	110,837

Benefits and expenses:
Life and other policy benefits	2,151	(1,141)	17,385	10,957
Amortization of deferred policy acquisition costs	9,702	10,495	18,694	35,257
Universal life insurance contract interest	9,440	17,646	21,789	31,846
Other operating expenses	2,745	5,935	13,966	14,615

Total benefits and expenses	24,038	32,935	71,834	92,675

Segment earnings before Federal income taxes	13,520	11,150	27,928	18,162

Provision for Federal income taxes	5,258	3,424	9,775	5,723

Segment earnings	$8,262	7,726	18,153	12,439

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Universal life insurance revenues	$25,657	26,653	75,916	81,037
Traditional life insurance premiums	3,449	3,185	10,462	9,120
Reinsurance premiums	(4,036)	(4,132)	(12,516)	(11,617)

Totals	$25,070	25,706	73,862	78,540

While contract revenues have increased as the amount of international life insurance in force has grown from $17.5 billion at September 30, 2009, to $17.8 billion at September 30, 2010, the Company has recognized lower surrender charge revenues in 2010 due to a lower level of policy terminations.  Policy surrenders spiked during the first half of 2009 due to concerns associated with the financial crisis.

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP.  Actual universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Universal life insurance:
First year and single premiums	$9,420	9,547	25,377	24,399
Renewal premiums	27,021	27,576	78,794	74,247

Totals	$36,441	37,123	104,171	98,646

For the first nine months of 2010, the Company reported premiums for fixed-indexed universal life products of approximately $62.8 million which was $15.5 million greater than the first nine months of 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Net investment income (excluding derivatives)	$10,529	9,841	27,100	25,243
Derivative income (loss)	1,902	8,521	(1,550)	6,999

Net investment income	$12,431	18,362	25,550	32,242

A comparable impact for the derivative component in the equity-indexed universal life product is reflected in the contract interest expense for each respective period.

Amortization of deferred policy acquisition expenses for International life insurance operations includes unlocking and assumption true-up adjustments on DPAC balances. The following table identifies the effects on DPAC balances of unlocking and true-up adjustments recorded through amortization expense for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

True-up	$(1,165)	(167)	3,800	(1,630)
Unlocking	-	-	-	-

Totals	$(1,165)	(167)	3,800	(1,630)

In the first and second quarters of 2010, true-up adjustments increased the DPAC balance (and decreased amortization expense) by $5.0 million to reflect experience more favorable than that assumed. Improved persistency during 2010 compared to 2009 for the international block of business also created a favorable variance in the current year for in force true-ups of DPAC balances. In 2009, the international block of business experienced a period of higher policy terminations due to the financial crisis.

The increase in life and other policy benefits for the first nine months of 2010 compared to 2009 reflects death claims associated with the earthquake that occurred in Haiti in January 2010.  After reinsurance, earthquake related claims were approximately $3.0 million.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States.  Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales.  A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$5,242	7,518	14,450	21,680
Net investment income	86,329	91,072	212,737	226,189
Other income	494	1,647	2,953	1,860

Total premiums and other revenue	92,065	100,237	230,140	249,729

Benefits and expenses:
Life and other policy benefits	7,465	12,873	10,742	15,896
Amortization of deferred policy acquisition costs	20,025	16,805	47,271	44,206
Annuity contract interest	74,387	60,718	137,335	134,937
Other operating expenses	(10,961)	22,391	(2,512)	30,125

Total benefits and expenses	90,916	112,787	192,836	225,164

Segment earnings before Federal income (loss) taxes	1,149	(12,550)	37,304	24,565

Provision (benefit) for Federal income taxes	1,648	(4,411)	13,056	7,741

Segment earnings (loss)	$(499)	(8,139)	24,248	16,824

A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Surrender charges	$5,099	5,884	14,302	17,008
Payout annuity and other revenues	(3)	1,626	(3)	4,655
Traditional annuity premiums	146	8	151	17

Totals	$5,242	7,518	14,450	21,680

The Company's earnings are dependent upon annuity contracts persisting or remaining in force.  When premium and contract revenues decrease due to the decrease in surrender charges, the Company's investment earnings benefit as more policies remain in force.

Deposits collected on annuity contracts are not reflected as revenues in the Company's statements of earnings in accordance with GAAP. Actual annuity deposits collected for the three and nine months ended September 30, 2010 and 2009 are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Fixed-indexed annuities	$247,933	129,875	614,069	347,901
Other deferred annuities	140,789	94,540	385,892	205,374
Immediate annuities	2,962	6,049	13,872	14,813

Totals	$391,684	230,464	1,013,833	568,088

Fixed-indexed products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns.  Since the Company does not offer variable products or mutual funds, fixed-indexed products provide an important alternative to the Company's existing fixed interest rate annuity products.  The recovery of the equity markets that started during 2009 and the increase in the number of contracted agents compared to the prior period were contributing factors to the 73.1% increase in third quarter fixed index annuity deposits compared to first quarter of 2010.  Due to the Company’s strong capital and high solvency ratios, the Company is able to continue to accept new business without any constraints.

Sales of other deferred annuity products started increasing in 2009, and the trend continued into the third quarter of 2010.  As a selling inducement, many of the deferred products, as well as the fixed-indexed annuity products, include a first year interest bonus ranging from 1% to 10%, depending upon the product, in addition to a base interest rate.  These bonus rates are deferred in conjunction with other capitalized policy acquisition costs.  The amount deferred and amortized over future periods amounted to approximately $34.9 million and $26.5 million during the first nine months of 2010 and 2009, respectively.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net investment income (excluding derivatives)	$76,786	70,893	231,264	210,141
Derivative income (loss)	9,543	20,179	(18,527)	16,048

Net investment income	$86,329	91,072	212,737	226,189

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

Amortization of deferred policy acquisition expenses for Annuity operations includes unlocking and true-up adjustments on DPAC balances. The following table identifies the effects on DPAC balances of unlocking and true-up adjustments recorded through amortization expense for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Unlocking	$-	-	(2,700)	-
True-up	(5,272)	(2,371)	(4,750)	(4,210)

Totals	$(5,272)	(2,371)	(7,450)	(4,210)

During the three months ended March 31, 2010 a correction was made to a surrender charge assumption for future years on one deferred annuity product line.  This change resulted in an unlocking adjustment that increased the current period’s DPAC amortization expense (decreased DPAC balance) by $2.7 million.  As noted previously, since the amount of the correction was determined to have occurred over the course of multiple previously reported periods, it was concluded that the amount of the correction was immaterial to the financial results reported in any of these periods, as well as the first quarter of 2010.

Annuity contract interest includes the equity component return associated with the Company's fixed-indexed annuities.  The detail of fixed-indexed annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Fixed-indexed annuities	$55,852	46,978	83,756	104,854
All other annuities	27,148	19,624	71,145	46,137

Gross contract interest	83,000	66,602	154,901	150,991
Bonus interest deferred and capitalized	(13,926)	(9,608)	(34,947)	(26,547)
Bonus interest amortization	5,313	3,724	17,381	10,493

Total contract interest	$74,387	60,718	137,335	134,937

Contract interest in the three and nine months periods ended September 20, 2010 includes $16.7 million of policy credits added in settlement of a class action lawsuit.

Annuity other operating expenses for the three and nine month periods ended September 30, 2009, includes $17.0 million related to an accrual for pending legal matters.  In the three and nine months ended September 30, 2010, annuity other operating expenses were decreased by $16.7 million for amounts reclassified to annuity contract interest upon settlement of a class action lawsuit.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations.  However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries.  Nursing home operations generated $0.5 million and $0.2 million of operating earnings in the first nine months of 2010 and 2009, respectively, reflecting the commencement of operations of a second nursing home in the middle of calendar year 2009.

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

	Composition of Investments
	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

Debt securities	$7,174,639	96.0	$6,212,726	95.2
Mortgage loans	133,286	1.8	98,200	1.5
Policy loans	78,591	1.1	78,336	1.2
Derivatives	35,987	0.5	89,915	1.4
Equity securities	14,995	0.2	14,014	0.2
Real estate	19,536	0.3	20,056	0.3
Other	9,546	0.1	12,773	0.2

Totals	$7,466,580	100.0	$6,526,020	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists primarily of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO").  As of September 30, 2010 and December 31, 2009, the Company's debt securities portfolio consisted of the following:

	Composition of Debt Securities
	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

Corporate	$3,563,512	49.7	$2,921,425	47.0
Mortgage-backed securities	2,073,239	28.9	1,967,303	31.7
Public utilities	1,035,016	14.4	964,390	15.5
U.S. Government agencies	162,316	2.3	103,176	1.7
U.S. Treasury	1,911	-	1,916	-
Home equity	37,590	0.5	37,661	0.6
Manufactured housing	31,865	0.4	36,211	0.6
States & political subdivisions	248,176	3.5	159,364	2.6
Foreign governments	21,014	0.3	21,280	0.3

Totals	$7,174,639	100.0	$6,212,726	100.0

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

The Company holds $69.5 million in asset-backed securities at September 30, 2010.  This portfolio includes $31.9 million of manufactured housing bonds and $37.6 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collateralized bond obligations (CBOs), collateralized debt obligations (CDOs), or collateralized loan obligations (CLOs). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The mortgage-backed portfolio includes one Alt-A security with a carrying value of $4.1 million.  The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The average FICO for an Alt-A borrower is approximately 713 compared to a score of 730 for a jumbo prime borrower.  The Company’s exposure to the Alt-A and subprime sectors is limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans.  The asset-backed portfolio includes thirteen subprime securities, totaling $37.6 million.  As of September 30, 2010, 8 of the subprime securities were rated AAA, 1 was rated AA, 1 was rated BBB- and 3 were rated CC.  The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities.  All of the loans classified as Alt-A or subprime in the Company’s portfolio as of September 30, 2010 were underwritten prior to 2005 as noted in the table below.

Investment	September 30, 2010		December 31, 2009
Origination Year	Carrying Value	Market Value	Carrying Value	Market Value
	(In thousands)

Subprime:
1998	$9,848	9,656	10,776	8,467
2002	555	555	469	469
2003	4,450	4,435	4,608	3,664
2004	22,737	22,278	21,808	19,404

Subtotal subprime	$37,590	36,924	37,661	32,004

Alt A:
2004	$4,125	4,125	3,626	3,626

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

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

AAA and U.S. Government	$2,385,243	33.2	2,183,561	35.2
AA	568,959	7.9	360,634	5.8
A	1,655,756	23.2	1,461,055	23.5
BBB	2,417,973	33.7	2,052,193	33.0
BB and other below investment grade	146,708	2.0	155,283	2.5

Totals	$7,174,639	100.0	6,212,726	100.0

The Company does not purchase below investment grade securities.  Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are summarized below.

	Below Investment Grade Debt Securities
				% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets
	(In thousands, except percentages)

September 30, 2010	$139,875	146,708	141,859	2.0%

December 31, 2009	$155,110	155,283	141,895	2.4%

December 31, 2008	$84,229	72,154	67,375	1.2%

The Company's percentage of below investment grade securities compared to total invested assets decreased from December 31, 2009 primarily due to one security being sold during the first quarter of 2010.  The Company's holdings of below investment grade securities as a percentage of total invested assets is relatively small compared to industry averages.

Holdings in below investment grade securities by category as of September 30, 2010 are summarized below, including September 30, 2010 and December 31, 2009 fair values for comparison. The Company is continually monitoring developments in these industries that may affect security valuation issues.

	Below Investment Grade Debt Securities
	Amortized	Carrying	Fair	Fair
	Cost	Value	Value	Value
	September 30,	September 30,	September 30,	December 31,
Industry Category	2010	2010	2010	2009
	(In thousands)

Retail	$19,755	22,001	22,001	19,223
Telecommunications	6,317	10,838	10,838	10,600
Home equity	6,850	6,850	6,709	5,193
Manufactured housing	6,683	7,418	7,494	7,428
Mortgage-backed	9,418	8,666	8,666	6,705
Banking/finance	56,992	57,121	52,136	47,268
Manufacturing	22,050	22,516	22,530	31,306
Transportation	-	480	480	1,718
Other	11,810	10,818	11,005	10,175

Totals	$139,875	146,708	141,859	139,616

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

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity.  The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities.  Of the remaining two categories, available for sale and held to maturity, the Company makes a determination as to which category based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, on September 30, 2010, approximately 32% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale.  These holdings provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)
	(In thousands)
Securities held to maturity:
Debt securities	$5,204,033	4,780,604	423,429
Securities available for sale:
Debt securities	2,394,035	2,173,257	220,778
Equity securities	14,995	6,163	8,832

Totals	$7,613,063	6,960,024	653,039

During the nine months ending September 30, 2010 the Company recorded other-than-temporary impairment write-downs on debt securities totaling $0.7 million pertaining to asset-backed securities whose discounted cash flows and fair values were less than the current amortized cost basis.

Mortgage Loans and Real Estate

The Company held net investments in mortgage loans totaling $133.0 million and $98.2 million at September 30, 2010 and December 31, 2009, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	September, 30, 2010		December 31, 2009
Geographic Region:	Amount	%	Amount	%
	(In thousands)		(In thousands)

West South Central	$66,021	49.5	$57,238	58.3
East North Central	18,396	13.8	10,686	10.9
Mountain	17,096	12.8	22,007	22.4
New England	13,335	10.0	-	-
Middle Atlantic	7,176	5.4	2,359	2.4
East South Central	5,484	4.1	-	-
South Atlantic	3,644	2.7	3,570	3.6
Pacific	2,134	1.7	2,340	2.4

Totals	$133,286	100.0	$98,200	100.0

	September 30, 2010		December 31, 2009
Property Type:	Amount	%	Amount	%
	(In thousands)		(In thousands)

Retail	$81,582	61.2	$63,928	65.1
Hotel/Motel	24,495	18.4	19,996	20.4
Land/Lots	11,755	8.8	2,473	2.5
Office	9,070	6.8	5,634	5.7
Apartments	6,183	4.6	6,167	6.3
All other	201	0.2	2	-

Totals	$133,286	100.0	$98,200	100.0

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

The following table represents the mortgage loan allowance for the nine months ended September 30, 2010 and the year ended December 31, 2009:

	September 30,	December 31,
	2010	2009
	(In thousands)

Balance, beginning of period	$5,033	4,587
Provision	387	1,461
Releases	-	(1,015)

Balance, end of period	$5,420	5,033

The mortgage loan provision for the nine months ended September 30, 2010 pertains to a property in New Orleans, Louisiana whose value was negatively affected by Hurricane Katrina and a pending foreclosure located in Steubenville, Ohio.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	September 30,		June 30,		December 31,
	2010		2010		2009
	(In thousands except percentages)

Debt securities - fair value	$7,598,068		7,120,562		6,367,142
Debt securities - amortized cost	$6,953,861		6,637,834		6,138,073
Fair value as a percentage of amortized cost	109.3%		107.3%		103.7%
Unrealized gain balance	$644,207		482,728		229,069
Ten-year U.S. Treasury bond – (decrease) increase in yield for the quarter	(1.32	) %	(0.89	) %	1.09%

	Unrealized Gains Balance
				Quarter	YTD
	At	At	At	Change in	Change in
	September 30,	June 30,	December 31,	Unrealized	Unrealized
	2010	2010	2009	Balance	Balance

Debt securities held to maturity	$423,429	324,742	154,416	98,687	269,013
Debt securities available for sale	220,778	157,986	74,653	62,792	146,125

Totals	$644,207	482,728	229,069	161,479	415,138

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities.  Market interest rates of the ten-year U.S. Treasury bond decreased approximately 42.2 basis points during the third quarter causing an unrealized gain of $161.4 million during the quarter on a portfolio of approximately $7.0 billion.  The Company would expect similar results in the future from any significant upward or downward movement in market rates.  However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's consolidated balance sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2009, for its interest rate-sensitive assets and liabilities.  The changes in market values of the Company's debt securities in the first nine months of 2010 were reasonable given the expected range of results of this analysis.

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

The actual amounts paid by product line in connection with surrenders and withdrawals for the periods ended September 30 are noted in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Product Line:
Traditional Life	$1,112	976	3,252	3,430
Universal Life	12,122	14,538	33,843	44,959
Annuities	99,676	86,141	270,830	281,286

Total	$112,910	101,655	307,925	329,675

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $177.7 million and $120.4 million for the nine months ended September 30, 2010 and 2009, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows totaled $587.9 million and $833.4 million for the nine months ended September 30, 2010 and 2009, respectively.  These cash flow items could be reduced if interest rates rise.  Net cash flows from the Company's universal life and investment annuity deposit product operations totaled $599.5 million and $180.9 million during the nine months ended September 30, 2010 and 2009, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of September 30, 2010, the Company had no commitments beyond its normal operating and investment activities.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Loan commitments	$4,700	4,700	-	-	-
Life claims payable (1)	53,495	53,495	-	-	-
Other long-term reserve liabilities reflected on the balance sheet under GAAP (2)	560,649	120,495	190,172	91,175	158,807

Total	$618,844	178,690	190,172	91,175	158,807

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. As part of the Company’s implementation of a new general ledger and financial reporting system, management implemented certain transitional controls during the first quarter to validate the accuracy and propriety of data used to report financial results for the period. It is expected that additional controls will be implemented in future reporting periods as the Company fully migrates to the new general ledger and financial reporting system and integrates it into the Company’s financial reporting process.

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

During September 2010, 4,300 shares were purchased from option holders at an average price of $93.46.  Purchased shares are reported in the Company’s consolidated financial statements as authorized and unissued.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: November 5, 2010	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: November 5, 2010	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 5, 2010	/S/ Thomas F. Kopetic
Thomas F. Kopetic
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)