Form 10-K
period 2010-12-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2011-03-16
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

(512) 836-1010
(Telephone Number)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class to be so registered:	Name of each exchange on which each class is to be registered:
Class A Common Stock, $1.00 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12 (g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐   No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act.  (Check One)

Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer   ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant on June 30, 2010 was $523,350,566.

As of March 14, 2011, the number of shares of Registrant's common stock outstanding was:   Class A - 3,430,638 and Class B - 200,000.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:  Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held June 17, 2011, which will be filed within 120 days after December 31, 2010 are incorporated by reference into Part III of this report.

	PART I	Page

Item 1.	Business	4
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	21

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Consolidated Financial Data	23
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	59
Item 8.	Financial Statements and Supplementary Data	59
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	59
Item 9A.	Controls and Procedures	59
Item 9B.	Other Information	62

	PART III

The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2010.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	63

	Signatures	140

Cautionary Statement Regarding Forward Looking Information

This Form 10-K includes statements pertaining to anticipated financial performance, business endeavors, product development, and other similar matters. These statements which may include words such as "expect," "anticipate," "believe," "intend," and other like expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in forward-looking statements. The risks and uncertainties that may affect the operations, performance, and results of business include, but are not limited to, the following:

•	Difficult conditions globally and in the U.S. economy may materially and adversely affect our business and results of operations.

•	Our investment portfolio is subject to several risks which may lessen the value of our invested assets and the amounts credited to policyholders.

•
The determination of valuation and impairments of fixed income securities include estimations and assumptions that are subjective and prone to differing interpretations and could materially impact our results of operations or financial condition.

•	Changing interest rates and credit spreads, market volatility and general economic conditions affect the risks and the returns on both our investment portfolio and our products.

•	We are subject to incurring difficulties in marketing and distributing our products through our current and future distribution channels.

•
We are subject to a downgrade in our financial strength ratings which may negatively affect our ability to attract and retain independent distributors, make our products less attractive to consumers, and may have an adverse effect on our operations.

•
We are subject to competition from new sources as well as companies having substantially greater financial resources, higher ratings, and more expansive product offerings which could have an adverse impact upon our business levels and profitability.

•	We are subject to regulation and changes to existing laws which may affect our profitability or means of operation.

•	Changes in accounting standards issued by standard-setting bodies may adversely affect our financial statements and affect the management of business operations.

•	We may be subject to unfavorable judicial developments, including the time and expense of litigation, which potentially could affect our financial position and results.

•	We could be liable with respect to liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

•	We are subject to policy claims experience which can fluctuate from period to period and vary from past results or expectations.

•
We are subject to assumption inaccuracies regarding future mortality, persistency, and interest rates used in determining deferred policy acquisition costs which may require us to accelerate our amortization.

•	Occurrence of natural or man-made disasters and catastrophes could adversely affect our ability to conduct business operations and the financial condition and results of operations.

•	We are dependent upon effective information technology systems and on development and implementation of new technologies.

•	Competition for employees is intense and the Company may not be able to attract and retain highly skilled people needed to support its business.

See Part 1A, Risk Factors, for additional information.

PART I

ITEM 1. BUSINESS

General

National Western Life Insurance Company (hereinafter referred to as "National Western", "Company", or "Registrant") is a stock life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-nine states, the District of Columbia, and four U.S. territories or possessions.  National Western is also licensed in Haiti, and although not otherwise licensed, accepts applications from and issues policies to residents of various countries in Central and South America, the Caribbean, the Pacific Rim, Eastern Europe and Asia. Such policies are underwritten, accepted, and issued in the United States upon applications submitted by independent contractors. The Company provides life insurance products for the savings and protection needs of approximately 139,000 policyholders and for the asset accumulation and retirement needs of 132,000 annuity contract holders.

The Company's total assets increased to $8.8 billion at December 31, 2010, from $7.5 billion at December 31, 2009. The Company generated revenues of $576.0 million, $568.4 million and $411.1 million in 2010, 2009 and 2008, respectively. In addition, National Western generated net income of $72.9 million, $45.5 million and $33.6 million in 2010, 2009 and 2008, respectively.

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

Distributions of the Company's direct premium revenues and deposits by product type are provided below.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Annuities:
Single premium deferred	$22,504	15,707	4,417
Flexible premium deferred	486,313	309,424	116,902
Fixed-indexed deferred	901,264	489,180	281,649
Single premium immediate	20,930	23,266	7,165

Total annuities	1,431,011	837,577	410,133

Life:
Universal life insurance	179,682	173,167	170,933
Traditional life and other	19,385	19,580	20,698

Total life	199,067	192,747	191,631

Total direct premiums and deposits collected	$1,630,078	1,030,324	601,764

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

Domestic Insurance Operations. The Company is currently licensed to do business in all states and the District of Columbia, except for New York.  Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products.  The majority of domestic sales are the Company's annuities.  National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs").  These NMOs assist the Company in recruiting, contracting, and managing independent agents.  The Company's agents are independent contractors who are compensated on a commission basis.  At December 31, 2010, the Company's NMO relationships had contracted approximately 11,000 independent agents with the Company.  More than 32% of these contracted agents submitted policy applications to the Company in the past twelve months. At December 31, 2010, the Company had over 66,000 domestic life insurance policies in force representing in excess of $2.3 billion in face amount of coverage and 132,000 annuity contracts representing account balances of $6.2 billion.

International Insurance Operations. National Western's international operations generally focus on foreign nationals in upper socioeconomic classes.  Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, the Pacific Rim, Eastern Europe, and Asia. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another.  Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At December 31, 2010, the Company had nearly 73,000 international life insurance policies in force representing over $17.3 billion in face amount of coverage.

International applications are submitted by independent contractors, consultants and broker-agents, many of whom have been submitting policy applications to National Western for 20 or more years.  The Company had relationships with approximately 4,000 of these independent international individuals at December 31, 2010, 40% of which submitted policy applications to the Company in the past twelve months.

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

Geographical Distribution of Business. The following table depicts the distribution of the Company's premium revenues and deposits.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

United States domestic products:
Annuities	$1,381,057	821,361	398,312
Life insurance	55,465	58,825	59,412

Total domestic products	1,436,522	880,186	457,724

International products:
Annuities	49,954	16,215	11,821
Life insurance	143,602	133,923	132,219

Total international products	193,556	150,138	144,040

Total direct premiums and deposits collected	$1,630,078	1,030,324	601,764

Although many agents sell National Western's products, the Company's annuity sales in any year typically reflect several NMOs whose contracted independent agents sold 10% or more of the Company’s total annuity sales. In 2010, there were two NMOs that accounted for approximately 24% of the Company’s annuity sales with 13.7% and 10.1% of the total annuity sales, respectively. Similarly, domestic life insurance sales in any year may include several NMOs who accounted for 10% or more of total domestic life insurance sales. In 2010, there were two NMOs who generated 44.7% and 11.4%, respectively, of total domestic life insurance sales. The NMO accounting for 44.7% of domestic life sales also contributed 4.6% of total annuity sales. Given the lower level of domestic life insurance sales relative to international life sales and annuity sales, the larger percentage of domestic life sales for this particular NMO is not considered a significant concentration of business within the total context of new business. In addition, with the independent distribution model the Company employs, the concentration of sales within a particular NMO is not as an acute concern as with other distribution channels given that the underlying agents are free to contract with the Company through any NMO the Company has a relationship with.

International life insurance sales are much more diversified by independent consultants and contractors and in 2010 were geographically attributed to Latin America (81%), the Pacific Rim (17%), and Eastern Europe (2%). In terms of international countries, Brazil, Taiwan, and Venezuela were the only countries exceeding 10% of total international sales with shares of 36%, 16%, and 13%, respectively.

Segment Financial Information. A summary of financial information for the Company's segments is as follows:

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Revenues, excluding realized gains (losses):
2010	$45,015	137,117	348,020	40,365	570,517
2009	53,937	148,624	343,502	27,510	573,573
2008	48,193	115,073	252,511	21,530	437,307

Segment earnings (losses): (A)
2010	$(912)	21,722	34,316	14,212	69,338
2009	426	14,663	25,460	8,294	48,843
2008	717	15,350	27,842	6,781	50,690

Segment assets: (B)
2010	$387,873	1,025,103	7,101,720	209,179	8,723,875
2009	383,844	1,056,087	5,955,734	107,581	7,503,246
2008	397,413	842,119	5,369,920	127,189	6,736,641

Notes to Table:

(A) Amounts exclude realized gains and losses on investments, net of taxes.
(B) Amounts exclude other unallocated assets.

Additional information concerning these industry segments is included in Note 13, Segment and Other Operating Information, of the accompanying consolidated financial statements.

Competition and Ratings

National Western competes with hundreds of life and health insurance company groups in the United States as well as other financial intermediaries such as banks and securities firms who market insurance products. Competitors in our international markets include Pan-American Life Insurance, American Fidelity Life Insurance, Manhattan Life Insurance Company and Best Meridian Insurance while domestic market competitors include, among others, American Equity Investment Life, Sammons Financial Group (Midland, NACOLAH), AVIVA, Allstate (Lincoln Benefit), Lincoln National Life, Equitrust Life Insurance Company and Old Mutual Financial Network (F&G). Competitive factors are primarily the breadth and quality of products offered, established positions in niche markets, pricing, relationships with distribution channels, commission structures, the perceived stability of the insurer, quality of underwriting and customer service, scale and cost efficiency. Operating results of life insurers are subject to fluctuations not only from this competitive environment but also due to economic conditions, interest rate levels and changes, performance of investments, and the maintenance of strong insurance ratings from independent rating agencies.

In order to compete successfully, life insurers focus initiatives toward distribution, technology, defined end market targets, speed to the market in terms of product development, and customer relationship management as ways of gaining a competitive edge. The Company's management believes that it competes primarily on the basis of its longstanding reputation for commitment in serving international markets, its financial strength and stability, and its ability to attract and retain distribution based upon product and compensation. With respect to international markets, the Company is of the opinion that the home office infrastructure to support languages other than English, and the knowledge needed to effectively underwrite risks outside of the United States is a significant barrier to entry for potential competitors.

Ratings with respect to financial strength are an important factor in establishing the competitive position of insurance companies. Financial strength ratings are generally defined as a rating agency’s opinion as to a company’s financial strength and ability to meet ongoing obligations to policyholders. Accordingly, ratings are important to maintaining public confidence and impact the ability to market products. The following summarizes the Company's current financial strength ratings.

Rating Agency	Rating	Outlook

A.M. Best	A (Excellent)	Stable

Standard & Poor's	A (Strong)	Stable

A.M. Best has 13 financial strength ratings assigned to solvent insurance companies which currently range from A++ (Superior) to D (Poor). Standard & Poor’s has eight financial strength ratings assigned to solvent insurance companies, ranging from “AAA” (Extremely Strong) to “CC” (Extremely Weak). Both rating agencies further qualify their current ratings with outlook designations of “Positive”, “Stable”, and “Negative”.

A.M. Best and Standard & Poor’s ratings are an independent consideration of the Company’s claims paying ability and are not a rating of the Company’s investment worthiness. The rating agencies formally review the Company and its rating on an annual basis with interim analysis performed as necessary. In June 2009, A.M. Best upgraded the Company’s rating to “A” from “A-“. This was particularly noteworthy given the financial crisis backdrop that framed this time period and the number of companies that were negatively impacted, often significantly, during this time. In June 2010, Standard & Poor’s upgraded its outlook of the Company from “negative” to “stable”. Generally speaking, there is no assurance that the Company's ratings will continue for a certain period of time. In the event the Company's ratings are subsequently downgraded, the Company's business may be negatively impacted.

Risk Management

Similar to other insurers, the Company is exposed to a wide spectrum of financial, operational, and other risks as described in Item 1A “Risk Factors”. Effective enterprise risk management is a key concern for identifying, monitoring, measuring, communicating, and managing risks within limits and risk tolerances. The Company’s Board of Directors and senior management are knowledgeable of and accountable for key risks.  The full Board of Directors meets at least every other month and regularly hears reports from the President and Chief Operating Officer, the Chief Financial Officer, the Chief Actuary, the Chief Investment Officer, and the Chief Compliance Officer. In addition, the Board has several committees which include the Audit Committee, the Investment Committee, and the Compensation and Stock Option Committee that regularly convene to address various aspects of risk.

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

Reinsurance

The Company follows the industry practice of reinsuring (ceding) portions of its insurance risks with a variety of reinsurance companies. We do not use financial or surplus relief reinsurance. The use of reinsurance allows the Company to underwrite policies larger than the risk it is willing to retain on any single life and to continue writing a larger volume of new business. New sales of life insurance products are reinsured above prescribed limits and do not require the reinsurer’s prior approval within certain guidelines. The maximum amount of life insurance the Company normally retains is $250,000 on any one life subject to a minimum reinsurance cession of $50,000. However, the use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. Consequently, the Company avoids concentrating reinsurance risk with any one reinsurer and only participates in reinsurance treaties with reputable carriers. No reinsurer of business ceded by the Company has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business. The Company continuously monitors the financial strength of our reinsurers and has been able to obtain replacement coverages from financially responsible reinsurers when making changes. The Company’s primary reinsurers as of December 31, 2010 were as follows.

Reinsurer	A.M. Best Rating	Amount of In Force Ceded ($000’s)

Hannover Life Reassurance Company	A	$1,905,545
Transamerica Life Insurance Company	A+	1,347,765
SCOR Rueckversicherung (Cologne)	A	896,976
SCOR Global Life US Reinsurance (Texas)	A	769,327
SCOR Global Life (Paris)	A	732,396
Mapfre Re (Madrid)	A+	509,587
All others		298,822

		$6,460,418

Regulatory and Other Issues

Regulation. The Company's insurance business is subject to comprehensive state regulation in each of the states it is licensed to conduct business. The laws enforced by the various state insurance departments provide broad administrative powers with respect to licensing to transact business, licensing and appointing agents, approving policy forms, regulating unfair trade and claims practices, establishing solvency standards, fixing minimum interest rates for the accumulation of surrender values, and regulating the type, amounts, and valuations of permitted investments, among other things. The Company is required to file detailed annual statements with each of the state insurance supervisory departments in which it does business. Annually, the Company’s board-appointed qualified actuary must submit an opinion to state insurance regulators where the Company is licensed to do business on whether the statutory assets held backing the statutory reserves are sufficient to meet contractual obligations and related expenses of the insurer. If an opinion cannot be rendered noting the sufficiency of assets, the Company is required to establish additional statutory reserves which draw from available statutory surplus until the time such an opinion can be furnished.

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

Risk-Based Capital Requirements. In order to enhance the regulation of insurer solvency, the NAIC established risk-based capital ("RBC") requirements to help state regulators monitor the financial strength and stability of life insurers by identifying those companies that may be inadequately capitalized. Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold.  The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments.  The RBC formula takes into consideration four major areas of risk which are: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses mortality and morbidity risk; (iii) interest rate risk which involves asset-liability matching issues; and (iv) other business risks.  For each category, the RBC requirements are determined by applying specified factors to various assets, premiums, reserves, and other items, with the factor being higher for items with greater underlying risk and lower for items with less risk. The standards require life insurers to submit a report to state regulators on an annual basis regarding their risk-based capital. The Company's statutory capital and surplus at December 31, 2010, was significantly in excess of the threshold RBC requirements.

Effects of Inflation. The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of the Company during the three most recent fiscal years.

Employees.  The Company had 292 employees as of December 31, 2010 substantially all of which worked in the Company’s home office in Austin, Texas. None of the employees are subject to collective bargaining agreements governing their employment with the Company.

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

The Company’s results from operations are materially affected by economic conditions both in the U.S. and elsewhere around the world. The stress experienced by financial markets beginning in the second half of 2007 continued throughout 2008 and into 2009. Consumer confidence declined as home values and the stock market decreased and unemployment and energy costs increased. The volatility and disruption in the financial markets reached unfamiliar levels such that the availability and cost of credit was materially impacted. The market for fixed income securities experienced decreased liquidity, increased price volatility, credit downgrades, and an increasing probability of default. Consequently, these securities became less liquid, more difficult to value, and potentially harder to dispose of if situations dictate. Although the recession ended in mid-2009, economic and employment growth have remained weak and several sectors, most notably the housing industry, continue to underperform.

The Company’s business benefits from steady economic growth. Demand for our products and ultimately the profitability of our business may be adversely affected by anemic economic activity consisting of factors such as lower consumer spending, negative investor sentiment, higher unemployment, lower corporate earnings and business investment, lackluster consumer confidence, and ongoing volatility in capital markets. We may also experience a higher incidence of claims, lapses or surrenders of policies. Our policyholders may opt to defer or stop paying insurance premiums. Adverse changes as detailed above could negatively affect our net income and have a material effect on our business, results of operations and financial condition.

Our investment portfolio is subject to several risks which may lessen the value of invested assets and the amounts credited to policyholders.

The Company primarily invests monies received in investment grade, fixed income investment securities in order to meet its obligations to policyholders and provide a return on its deployed capital. Consequently, we are subject to the risk that issuers of these securities may default on principal and interest payments, particularly in the event of an ongoing downturn in the economic and/or business climate. At December 31, 2010, approximately 2% of the Company’s $7.3 billion fixed income securities portfolio was comprised of issuers who were investment grade at the time the Company acquired them but were subsequently downgraded for various reasons. A substantial increase in defaults from these or other issuers could negatively impact the Company’s financial position and results.

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

Financial strength ratings are important criteria in establishing the competitive position of insurers. Ratings generally reflect the rating agencies’ view of a particular company’s financial strength, operating performance, and ability to meet its obligations to policyholders. However, some of the rating factors often relate to the particular views of the rating agency, their independent economic modeling, the general economic climate, and other circumstances outside of the insurer’s control. Accordingly, we cannot predict with any certainty what actions rating agencies may take. A downgrade in our financial strength rating, or an announced potential downgrade, could affect our competitive position and make it more difficult to market our products vis-à-vis competitors with higher financial strength ratings. In extreme situations, a significant downgrade action by one or more rating agency could induce existing policyholders to cancel their policies and withdraw funds from the Company. Currently, the major rating agencies, including A.M. Best and Standard & Poor’s, maintain stable outlooks on the U.S. life insurance industry. Irrespective, these rating agencies could revise their benchmarks regarding levels of capital, earnings, and other metrics that align with particular rating levels and impact their rating assessments of U.S. life insurance companies. These events could have a material adverse effect on our financial position and liquidity.

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

Insurance companies that do business in a particular state are subject to assessment up to certain prescribed limits by that state’s insurance guaranty association to provide funds to help pay for policyholder losses or liabilities of insolvent insurance companies. The financial crisis of 2008 and 2009 weakened the financial condition of numerous insurers, including insurers already in the state of receivership, thus increasing the risk of sparking guaranty fund assessments. As the amount and timing of assessments by state insurance guaranty associations is outside of the Company’s control, the liabilities provided for these potential assessments in our financial statements may differ from the amounts ultimately assessed.

On July 21, 2010, the Dodd-Frank Act (“Act”) was enacted into law. The Act calls for expansive changes in the regulation and oversight of the financial industry intended to provide for greater supervision of financial industry entities, reduction of risk in banking practices and in securities and derivatives trading, enhancement of public company corporate governance practices and executive compensation disclosures, and greater protections to individual consumers and investors. Certain parts of the Act were effective immediately although the working details of many provisions are subject to additional analysis and will not be known until final rules are adopted by the applicable regulatory agencies. The impact of the Act on the Company, as well as that on the financial industry and economy cannot be determined until all the rules and regulations called for under the Act have been finalized and implemented in the future.

Changes in accounting standards issued by standard-setting bodies may adversely affect our financial statements and affect the management of business operations.

The Company’s financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) as delineated in the FASB Accounting Standards Codification (“FASB ASC”). From time to time, the Company is required to adopt new or revised accounting standards or guidance that has been integrated into the FASB ASC. Future accounting standards required to be adopted could possibly change the current accounting treatment that the Company uses in its consolidated financial statements and such changes could possibly have a material adverse effect on our financial position and results of operations.

In addition, the Financial Accounting Standards Board (“FASB”) is in the process of working on several projects with the International Accounting Standards Board (“IASB”) which could produce significant changes as GAAP converges with International Financial Reporting Standards (“IFRS”). These projects include how the Company accounts for its insurance contracts and financial instruments and how its financial statements are prepared and presented. Further, the SEC is deliberating whether and how to incorporate IFRS into the U.S. financial reporting system. The changes to GAAP and the ultimate conversion to IFRS will invoke new demands on public companies in the areas of governance, internal controls, employee training, and disclosure and will likely affect how business operations are managed.

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

Occurrence of natural or man-made disasters and catastrophes could adversely affect our ability to conduct business operations and the financial condition and results of operations.

The occurrence of natural disasters and catastrophes, including earthquakes, floods, tornadoes, fires, explosions, pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect the financial condition or results of operations of the Company. Such disasters and catastrophes could impact the Company directly by damaging our facilities, preventing employees from performing their duties or otherwise disturbing the Company’s ordinary business operations, as well as indirectly by changing the condition and behaviors of consumers, business counterparties and regulators and potentially causing declines or volatility in economic and financial markets.

The effects of natural and man-made disasters and catastrophes on the Company’s business include, but are not limited to: an acceleration of the timing in which benefits are paid under the Company’s insurance policies due to catastrophic loss of life; the harm to the financial condition of the Company’s reinsurers due to an increase in claims thereby impacting the cost and availability of reinsurance and possibly increasing the probability of default on reinsurance recoveries; and heightened volatility, loss of liquidity, and credit impairment in the financial markets resulting in harm to the Company’s financial condition.

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

Competition for employees is intense and the Company may not be able to attract and retain highly skilled people needed to support its business.

The Company’s success and ability to reach goals is dependent upon its ability to attract and retain qualified personnel. The market for qualified personnel is extremely competitive and the Company may not be able to hire or retain key people. The unexpected loss of services of one or more of the company’s key personnel could have a material adverse effect on the Company’s operations due to their skills, unique knowledge of our business, years of industry experience and the potential difficulty of quickly finding qualified replacements. Sales in our lines of business and our results of operations and financial condition could be materially adversely affected if the Company is unsuccessful in attracting and retaining qualified individuals or its recruiting and retention costs increase significantly.

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

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Company is involved or may become involved in various legal actions in which claims for alleged economic and punitive damages have been or may be asserted, some for substantial amounts. In recent years, carriers offering life insurance and annuity products have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. As discussed below, the Company has been a defendant over the past several years in two such class action lawsuits. Given the uncertainty involved in these types of actions, the ability to make a reliable evaluation of the likelihood of an unfavorable outcome or an estimate of the amount of or range of potential loss is endemic to the particular circumstances and evolving developments of each individual matter on it own merits.

The Company was a defendant in a class action lawsuit initially filed on September 17, 2004, in the Superior Court of the State of California for the County of Los Angeles.  The California state court certified a class consisting of certain California policyholders age 65 and older alleging violations under California Business and Professions Code section 17200.  The court additionally certified a subclass of 36 policyholders alleging fraud against their agent, and vicariously against the Company.  The California Insurance Department intervened in this case asserting that the Company violated California insurance laws.  The parties to this case became involved in court-ordered mediation and ongoing negotiations.  On February 22, 2010, the Company reported in a Form 8-K filing a settlement agreement with the plaintiffs and plaintiff in intervention providing a settlement benefit of approximately $17 million as well as approximately $5 million for legal expenses which were included in the Company’s legal accrual provision at December 31, 2009.  The settlement agreement was given final court approval at a Fairness Hearing on August 20, 2010.  Including attorney’s fees, policy benefits and other considerations, the Company paid out approximately $22.4 million in the third and fourth quarters of 2010.

The Company is currently a defendant in a second class action lawsuit pending as of June 12, 2006, in the U.S. District Court for the Southern District of California.  The case is titled In Re National Western Life Insurance Deferred Annuities Litigation.  The complaint asserts claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust.  On July 12, 2010 the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty.  The Company believes that it has meritorious defenses in this cause and intends to vigorously defend itself against the asserted claims.  No amounts have been provided in the consolidated financial statements of the Company as of December 31, 2010 for this matter.

In addition to the two class action lawsuits described above, the Company is the named defendant in the case of Sheila Newman vs. National Western Life Insurance Company, which alleged mishandling of policyholder funds by an agent.  On February 3, 2010, the 415th Judicial District Court of Parker County in Weatherford, Texas, entered a Final Judgment against the Company of approximately $208,000 including actual damages of $113,000 and amounts for attorney’s fees, and prejudgment interest on the actual damages.  In addition, the Final Judgment included $150 million for 2nd exemplary damages. The Company is vigorously defending this case and has appealed the Final Judgment to the Court of Appeals in Ft. Worth, Texas.  The Company’s counsel believes the Final Judgment is inconsistent with current state and federal laws and intends to establish on appeal that it is not liable for Newman’s actual or exemplary damages. Further, Company counsel have advised of existing law that governs limits of awards of exemplary damages including: (1) a Texas statute that limits awards of exemplary damages to two times the amount of actual damages, and (2) case law from both the Texas Supreme Court and the United States Supreme Court setting the outer limits of exemplary damages to single-digit ratios between actual and exemplary damages, but usually no more than 3 or 4 times the actual damages. The Company has accrued $0.6 million at December 31, 2010 for this matter inasmuch as it believes the record shows there is no basis for an award of exemplary damages in excess of these amounts.

In addition to amounts accrued for incurred and unpaid legal fees, the amounts accrued in the financial statements at December 31, 2010 of $0.6 million for the foregoing lawsuits represent estimates made by the Company based upon current information and are subject to change as facts and circumstances change and develop. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from such other potential, pending, or threatened legal actions will have a material adverse effect on the financial condition or operating results of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2010.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which the Class A common stock of the Company trades is The NASDAQ - Stock Market® under the symbol “NWLI”.  The high and low sales prices for the Class A common stock for each quarter during the last two years and the cash dividends declared per common share are shown in the following table.

Class A Common Stock Data (per share)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2010:
High	$193.86	194.35	160.19	179.81
Low	148.79	149.10	128.06	142.80
Dividends Declared	-	-	0.36	-
2009:
High	$161.80	141.40	181.25	195.98
Low	58.30	108.00	115.45	165.29
Dividends Declared	-	-	0.36	-

There is no established public trading market for the Company’s Class B common stock.

Equity Security Holders

The number of stockholders of record on March 14, 2011 was as follows:

Class A Common Stock	4,225
Class B Common Stock	2

Dividends

Class B common stockholders receive dividends at one-half the rate declared on Class A common stock. During 2010, the Company paid cash dividends on its Class A and Class B common stock in the amounts of $1,234,418 and $36,000, respectively.  During 2009, the Company also paid cash dividends on its Class A and Class B common stock in the amounts of $1,233,348 and $36,000, respectively.  Payment of dividends is within the discretion of the Company’s Board of Directors.  The Company’s general policy is to reinvest earnings internally to finance the development of new business.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has two equity compensation plans that were approved by security holders.  Under the two plans, a total of 95,573 shares of the Company’s Class A common stock may be issued upon exercise of the outstanding options at December 31, 2010.  The weighted average exercise price of the outstanding options is $180.43 per option.  Excluding the outstanding options, 293,150 shares of Class A common stock remain available for future issuance under the plans at December 31, 2010.

Performance Graph

The following graph compares the change in the Company's cumulative total stockholder return on its common stock with the NASDAQ - U.S. Companies Index and the NASDAQ - Insurance Stock Index. The graph assumes that the value of the Company's Class A common stock and each index was $100 at December 31, 2005, and that all dividends were reinvested.

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

The following table sets forth the Company’s repurchase of its Class A common shares from Option Holders for the quarter ended December 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

October 1, 2010 through October 31, 2010	300	$157.10	N/A	N/A
November 1, 2010 through November 30, 2010	-	-	N/A	N/A
December 1, 2010 through December 31, 2010	119	$169.39	N/A	N/A

Total	419	$160.59	N/A	N/A

Purchased shares are reported in the Company's consolidated financial statements as authorized and unissued.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following five-year financial summary includes comparative amounts derived from the audited consolidated financial statements.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands except per share amounts)
Earnings Information:
Revenues:
Life and annuity premiums	$16,565	17,043	17,752	19,513	15,805
Universal life and annuity contract revenues	127,192	145,651	133,424	119,677	106,320
Net investment income	401,383	393,531	273,362	318,137	379,768
Other income	25,377	17,348	12,769	13,683	17,304
Realized gains (losses) on investments	5,475	(5,167)	(26,228)	3,497	2,662

Total revenues	575,992	568,406	411,079	474,507	521,859

Benefits and expenses:
Life and other policy benefits	52,929	48,997	39,759	41,326	35,241
Amortization of deferred policy acquisition costs	96,449	115,163	127,161	88,413	90,358
Universal life and investment annuity contract interest	266,603	242,816	138,960	164,391	213,736
Other operating expenses	55,448	92,192	55,630	55,130	65,709

Total expenses	471,429	499,168	361,510	349,260	405,044

Earnings before Federal income taxes	104,563	69,238	49,569	125,247	116,815
Federal income taxes	31,666	23,754	15,927	39,876	40,472

Net earnings	$72,897	45,484	33,642	85,371	76,343

Basic Earnings Per Share:
Class A	$20.67	12.90	9.54	24.24	21.69
Class B	$10.33	6.45	4.77	12.12	10.84

Diluted Earnings Per Share:
Class A	$20.61	12.87	9.48	23.95	21.46
Class B	$10.33	6.45	4.77	12.12	10.84

Balance Sheet Information:
Total assets	$8,773,948	7,518,735	6,786,480	6,835,326	6,693,443

Total liabilities	$7,555,157	6,404,682	5,800,267	5,823,641	5,760,459

Stockholders’ equity	$1,218,791	1,114,053	986,213	1,011,685	932,984

Book value per common share	$335.83	307.24	271.99	279.29	257.67

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

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three years ended December 31, 2010 follows.  This discussion should be read in conjunction with the Company’s consolidated financial statements and related notes beginning on page 69 of this report.

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

Due to the business of accepting funds to pay future obligations in later years and the underlying economics, the relevant factors affecting the Company’s business and profitability include the following:

●	the level of sales and premium revenues collected
●	persistency of policies and contracts
●	return on investments sufficient to produce acceptable and spread margins over interest crediting rates
●	investment credit quality which minimizes the risk of default or impairment
●	levels of policy benefits and costs to acquire business
●	the level of operating expenses
●	effect of interest rate changes on revenues and investments including asset and liability matching
●	maintaining adequate levels of capital and surplus
●	actual levels of surrenders, withdrawals, claims and interest spreads and changes in assumptions for amortization of deferred policy acquisition expenses and deferred sales inducements
●	change in the fair value of derivative index options and embedded derivatives pertaining to fixed-index life and annuity products
●	pricing and availability of adequate reinsurance

The Company monitors these factors continually as key business indicators.  The discussion that follows in this Item 7 includes these indicators and presents information useful to an overall understanding of the Company’s business performance in 2010, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Impact of Recent Business Environment

Economic data has progressively shown signs of improvement over the past several quarters implying ongoing favorable growth at least in the near term. Consumers are benefiting from advancement in their incomes and retail store metrics indicate that consumers are showing an inclination to spend again. Although high relative to historical levels, improving employment data should further encourage consumers providing an additional boost to the economy. One looming cloud on the horizon is energy costs as recent social unrest in oil producing countries in the Middle East has caused oil process to surpass $100 a barrel. While substantially below the $140 top price in 2008, a prolonged episode of energy prices at these levels could provide a drag on economic growth.

Strong economic expansion generally benefits the Company’s business. Alternatively, a tepid economic recovery consisting of higher unemployment, lower personal income, muted consumer spending and lackluster corporate earnings and business investment could adversely impact the demand for the Company’s products. Household financial income compression may also cause us to experience a higher incidence of claims, lapses or surrenders of policies. It is not possible to predict with certainty whether or when such activity may occur or what impact, if any, such actions could have on the Company’s business, results of operations, cash flows or financial condition.

The financial duress in 2008 and 2009 did not have an adverse affect on our annuity line of business. Annuity sales in 2009 increased 106% over the levels attained in 2008. With the green shoots of recovery emerging in 2010, we witnessed annuity sales increase 71% over those of 2009. While there may be many underlying reasons for this expansion in our annuity business, we believe that at least the following factors may explain this outcome: (1) during uncertain economic periods, consumers follow a flight to safety toward lower risk assets such as annuity products; (2) the Company’s strong financial position, upgrade in financial strength rating from A.M. Best during 2009 and ample capital resources enhanced our presence in the annuity marketplace with independent distributors and end market consumers; (3) many of the Company’s competitors incurred reductions in their capital base due to a deterioration in the quality of their investment portfolios, including investment impairments and losses, which caused them to curtail sales activity and recruitment of independent distribution; and (4) the uncertainty surrounding the potential regulation of fixed-indexed annuities by the SEC was eliminated when the U.S Court of Appeals vacated the proposed regulation (Rule 151A) and Congress passed the Dodd-Frank Act which exempted annuities under the Securities Act of 1933. Despite these factors and their impact on the growth in the Company’s annuity sales, it is unclear what effect ongoing economic and political challenges may have upon future business levels.

The fixed income markets, our primary investment source, have experienced an improvement in fundamental credit quality on the heels of stronger liquidity, improving corporate profitability and modest economic growth. Credit downgrades of fixed income instruments by rating agencies were fairly prevalent during 2008 and 2009. However, credit default rates declined during 2010 and conditions for 2011 are expected to remain favorable. The Company experienced minimal impairment and degradation of quality in its fixed income holdings during the financial crisis and subsequent recovery. There is no certainty that future events may produce the same success in this regard.

The unprecedented low U.S. Treasury yields in 2009 and 2010 combined with tightening credit spreads (difference between bond yields and risk-free interest rates) on fixed maturity securities produced new challenges in managing Company profitability given the resulting “compression” on our interest spreads (difference between the yield on investments and the amounts required to credit on associated policy values). Industry analysts and observers generally agree that a sudden jump in interest rate levels would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. The federal government’s burgeoning deficit and “quantitative easing” initiatives have served to put upward pressure on longer term interest rates. It is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company’s business, results of operations, cash flows or financial condition.

Our operating strategy continues to be to maintain capital levels substantially above regulatory and rating agency requirements. The Company maintains resources more than adequate to fund future growth and absorb abnormal periods of cash outflows.

Critical Accounting Policies

Accounting policies discussed below are those considered critical to an understanding of the Company’s financial statements.

Impairment of Investment Securities.  The Company’s accounting policy requires that a decline in the value of a security below its amortized cost basis be evaluated to determine if the decline is other-than-temporary.  The primary factors considered in evaluating whether a decline in value for fixed income and equity securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the reasons for the decline in value (credit event, interest rate related, credit spread widening), (c) the overall financial condition as well as the near-term prospects of the issuer, (d) whether the debtor is current on contractually obligated principal and interest payments, and (e) the Company does not intend to sell the investment prior to recovery.  In addition, certain securitized financial assets with contractual cash flows are evaluated periodically by the Company to update the estimated cash flows over the life of the security.  If the Company determines that the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the previous purchase or prior impairment, then an other-than-temporary impairment charge is recognized.  The Company would recognize impairment of securities due to changing interest rates or market dislocations only if the Company intended to sell the securities prior to recovery.  When a security is deemed to be impaired a charge is recorded equal to the difference between the fair value and amortized cost basis of the security.  In compliance with GAAP guidance the estimated credit versus the non-credit components are bifurcated, and the non-credit component is reclassified as unrealized losses in other comprehensive income.  Once an impairment charge has been recorded, the fair value of the impaired investment becomes its new cost basis and the Company continues to review the other-than-temporarily impaired security for appropriate valuation on an ongoing basis.  However, the new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value.

Deferred Policy Acquisition Costs (“DPAC”).  The Company is required to defer certain policy acquisition costs and amortize them over future periods.  These costs include commissions and certain other expenses that vary with and are primarily associated with acquiring new business.  The deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs. The DPAC asset balance is subsequently charged to income over the lives of the underlying contracts in relation to the anticipated emergence of revenue or profits.  Actual revenue or profits can vary from Company estimates resulting in increases or decreases in the rate of amortization.  The Company performs regular evaluations of its universal life and annuity contracts to determine if actual experience or other evidence suggests that earlier estimates should be revised. Assumptions considered significant include surrender and lapse rates, mortality, expense levels, investment performance, and estimated interest spread.  Should actual experience dictate that the Company change its assumptions regarding the emergence of future revenues or profits (commonly referred to as “unlocking”), the Company would record a charge or credit to bring its DPAC balance to the level it would have been if using the new assumptions from the inception date of each policy.

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

Consolidated Operations

Revenues.  The following details Company revenues:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Universal life and annuity contract charges	$127,192	145,651	133,424
Traditional life and annuity premiums	16,565	17,043	17,752
Net investment income (excluding derivatives)	384,771	348,186	339,038
Other revenues	25,377	17,348	12,769

Operating revenues	553,905	528,228	502,983
Derivative gain (loss)	16,612	45,345	(65,676)
Net realized investment gains (losses)	5,475	(5,167)	(26,228)

Total revenues	$575,992	568,406	411,079

Universal life and annuity contract revenues - Revenues for universal life and annuity contract revenues decreased 12.7% in 2010 compared to 2009 primarily due to lower surrender charges collected as a result of improved persistency of its business in force. Revenues for these products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums.

	Years Ended December 31,
Contract Revenues:	2010	2009	2008
	(In thousands)

Cost of insurance and administrative charges	$110,864	109,259	107,896
Surrender charges	35,897	50,000	39,155
Other charges	32	4,578	3,959
Gross contract revenues	146,793	163,837	151,010

Reinsurance premiums	(19,021)	(18,186)	(17,586)

Net contract revenues	$127,772	145,651	133,424

Cost of insurance charges were $86.4 million in 2010 compared to $83.6 million in 2009 and $82.9 million in 2008. Cost of insurance charges typically trend with the size of the life insurance block in force. The increasing revenue from cost of insurance charges corresponds with the growth in life insurance in force resulting primarily from international sales.  Administrative charges were $24.5 million, $25.4 million and $25.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, and correlate with new life insurance business sales both in number of policies placed as well as the volume of insurance issued. Surrender charges assessed against policyholder account balances upon withdrawal were $35.9 million in 2010 compared to $50.0 million in 2009 and $39.1 million in 2008. While the Company earns surrender charge income that is assessed upon policy terminations, the Company’s overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investment and the amounts that it credits to policyholders.

Traditional life and annuity premiums - Traditional life and annuity premiums decreased 2.8% in 2010 compared to 2009.  Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period.  The Company’s life insurance sales focus has been primarily centered around universal life products.  Universal life products, especially the Company’s equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index such as the S&P 500 Index®, have been more popular product offerings in the Company’s markets.

Net investment income (with and without derivatives) - A detail of net investment income is provided below.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Gross investment income:
Debt securities	$363,486	332,207	321,234
Mortgage loans	9,192	6,346	7,223
Policy loans	5,352	5,901	6,096
Short-term investments	631	116	956
Other invested assets	8,490	6,982	5,934

Total investment income	387,151	351,552	341,443
Less: investment expenses	2,380	3,366	2,405

Net investment income (excluding derivatives)	384,771	348,186	339,038

Derivative gain (loss)	16,612	45,345	(65,676)

Net investment income	$401,383	393,531	273,362

Debt securities generated approximately 92.6% of total investment income, excluding derivative gains and losses, in 2010. The Company’s strategy is to invest substantially all of its cash flows in fixed debt securities consistent with its guidelines for credit quality, duration, and diversification. In the wake of a record year in annuity sales, the Company experienced substantial cash flow for investing in debt securities which caused the portfolio to grow from $6.2 billion at December 31, 2009 to nearly $7.4 billion at December 31, 2010. Despite the growth in the debt security portfolio, a lower interest rate level during 2010, as evidenced by long-term U.S. Treasury rates, combined with tightening spreads of corporate securities over U.S. Treasury rate levels resulted in lower yields on new purchases. The yield on debt security purchases to fund insurance operations declined to 4.45% in 2010 from 5.92% in 2009.

In the midst of the financial crisis during 2008 liquidity in the credit market was significantly affected. This illiquidity, along with a concern for accelerated withdrawals and surrenders by policyholders, prompted the Company to maintain higher levels of cash and short-term investments than is typical. By 2009, the fear caused by the financial meltdown began to abate resulting in improved conditions in credit markets and less of a concern for premature policyholder withdrawals and surrenders. However, the decrease in short-term investment income in 2009 is not the result of holding lower levels of cash and short-term investments as much as it is to the very low interest rates available on money market funds during all of 2009. During 2010, the Company employed a strategy of investing short-term funds in alternative investment vehicles which yielded incremental interest income.

Although there was more activity in mortgage loan lending in 2010, the Company’s mortgage loan and policy loan balances outstanding have remained relatively stable over the past few years. Interest income earned on other invested assets increased due to new investments in collateralized loans made during the second half of 2010.

In order to assess underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income performance is summarized as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands except percentages)
Excluding derivatives:
Net investment income	$384,771	348,186	339,038
Average invested assets, at amortized cost	$6,899,013	5,955,824	5,680,943
Yield on average invested assets	5.58%	5.85%	5.97%

Including derivatives:
Net investment income	$401,383	393,531	273,362
Average invested assets, at amortized cost	$6,975,806	5,984,069	5,732,694
Yield on average invested assets	5.75%	6.58%	4.77%

The declination in average invested asset yield, excluding derivatives, from 2008 to 2009 and to 2010 is due to the Company obtaining lower yields on newly invested cash inflows.  As described above, the Company invests substantially most of its net cash flows in debt securities whose yields have declined during this period. The pattern in average invested asset yield, including derivatives, reflects increases and decreases in the fair value of index options purchased by the Company to support its fixed-indexed products. Fair values of the purchased call options increased markedly in 2009 due to the recovery in the equity markets. Although not as dramatic, fair values of options purchased during 2010 generally experienced favorable increases. Refer to the derivatives discussion following this section for a more detailed explanation.

Other revenues - Other revenues primarily pertain to the Company’s two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $22.9 million, $15.7 million and $12.5 million in 2010, 2009 and 2008, respectively. The San Marcos nursing home began operations during the middle of calendar year 2009 contributing to the revenue growth incurred during the three year period. Other revenues also include $1.5 million received during 2010 in relation to investment security lawsuit settlements.

Derivative gain (loss) - Index options are derivative financial instruments used to hedge the equity return component of the Company’s fixed-indexed products.  Income or loss from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income.

Income and losses from index options are due to equity market conditions.  Index options are intended to act as hedges to match the returns on the product’s underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase causes option values to likewise rise or decline. The Company does not elect hedge accounting relative to these derivative instruments. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company’s fixed-indexed products also fluctuates in a similar manner and direction.  In 2010 and 2009, the reference indices increased and the Company recorded index option gains and an increase in contract interest expenses.  In 2008, the reference indices decreased resulting in a loss from index options and a reduction in contract interest expenses.

The table below summarizes the derivative gain (loss) amounts and total contract interest by year.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Derivatives:
Unrealized gain (loss)	$(22,167)	93,085	(17,480)
Realized gain (loss)	38,779	(47,740)	(48,196)

Total gain (loss) included in net investment income	$16,612	45,345	(65,676)

Total contract interest	$266,603	242,816	138,960

Net realized investment gains (losses) - Realized gains (losses) on investments include impairment write-downs on real estate and investments in debt securities as well as valuation allowances recorded on mortgage loans. The net investment gains reported in 2010 consisted of gross gains of $6.9 million, primarily from calls and sales of debt securities, offset by gross losses of $1.4 million, which includes other-than-temporary impairment losses.

The Company records impairment write-downs when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected. Impairments due to credit factors are recorded in the Company’s consolidated statement of earnings while non-credit impairment losses are included in other comprehensive income (loss).  Impairment and valuation write-downs reflected in the consolidated statements of earnings are summarized in the following table.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Impairment or valuation write-downs:
Debt securities	$670	5,105	21,803
Equities	59	416	5,412
Mortgage loans	387	1,461	1,020
Real estate	178	-	-

	$1,294	6,982	28,235

Debt security impairments in 2010 primarily include write-downs on asset-backed securities whose cash flows and fair values did not support the amortized cost basis at which the instruments were recorded in the financial statements. Debt security impairments in 2009 and 2008 included similar impairment write-downs on certain asset-backed securities in addition to impairment losses on several corporate debt securities.

Equity impairments represent mark-to-market write-downs on various equity holdings. The Company’s practice is to impair equity security holdings whose market value declines more than 50% below their cost basis. The equity write-down in 2008 includes Fannie Mae and Freddie Mac preferred stock impairments of $4.6 million.

The mortgage loan valuation write-down in 2010 principally involves a New Orleans, Louisiana property whose value was negatively impacted by Hurricane Katrina. The write-down reflects an adjustment to a newly provided appraisal of the property. The mortgage loan valuation write-down in 2009 relates to a property located in Steubenville, Ohio.  The Company accepted a deed in lieu of foreclosure on this property during 2010 and converted the loan to foreclosed real estate as of December 31, 2010.  The mortgage loan write-down in 2008 principally involves a property located in Fort Smith, Arkansas. The Company subsequently foreclosed on this property during 2009 and converted the loan to foreclosed real estate. The real estate valuation write-down principally pertains to this Fort Smith property. The Company had a letter of intent to sell the property at December 31, 2010 and adjusted the carrying value associated with the offer. The Company subsequently sold the property in January 2011.

Benefits and Expenses. The following details benefits and expenses.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Life and other policy benefits	$52,929	48,997	39,759
Amortization of deferred policy acquisition costs	96,449	115,163	127,161
Universal life and annuity contract interest	266,603	242,816	138,960
Other operating expenses	55,448	92,192	55,630

Totals	$471,429	499,168	361,510

Life and other policy benefits - Life and other policy benefits include death claims of $32.9 million, $30.2 million and $29.6 million for 2010, 2009 and 2008, respectively. While death claim amounts are subject to variation from period to period, the Company’s mortality experience has generally been consistent with or better than its product pricing assumptions. In January 2010, the country of Haiti, where the Company is licensed to sell its products, sustained a severe earthquake in its major city of Port-au-Prince. Death claims received by the Company as a result of this incident approximated $3.1 million after reinsurance and are included in life and other policy benefits for 2010. In February 2010, an earthquake occurred in the country of Chile whose residents include policyholders of the Company. No death claims were received as a result of this incident.

The Company has been implementing new actuarial reserving systems the past several years that will enhance its ability to provide estimates used in establishing future policy liabilities, monitor the deferred acquisition costs and deferred sales inducement assets as well as support other actuarial processes within the Company. The Company has been installing a vendor software product for use in calculating the GAAP reserve liability for future policy benefits of its products. The vendor system provides actuarial formula calculations producing refined estimates of reserves in accordance with GAAP. The previous reserving system produced estimated liabilities on state regulated actuarial formulas which were supplemented with adjustments in order to produce GAAP reserve estimates. The Company elected to purchase and install the new reserving system as growth in its lines of businesses created a need for more refined and controlled actuarial reserve computations in accordance with GAAP. The implementation of these new reserving systems for specific blocks of business began in the second quarter of 2009 and is expected to be completed in 2011. As the Company applies these new systems to a line of business, current reserving assumptions are reviewed and updated as appropriate. During the year ended December 31, 2009, loss recognition testing was performed on certain products that were converted to the new reserving system. As a result of the loss recognition testing, unlocking of historical assumptions resulted in an increase of $11.6 million in reserves and policy benefit expenses. Specifically, the Company unlocked assumptions for discount interest rates which accounted for $7.8 million of the increase as well as mortality assumptions which accounted for the remaining $3.8 million.

Amortization of deferred policy acquisition costs - Life insurance companies are required to defer certain expenses that vary with, and are primarily related to, the cost of acquiring new business.  The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses and sales inducements. The Company defers sales inducements in the form of first year interest bonuses on annuity and universal life products that are directly related to the production of new business.  These charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest.  Recognition of these deferred policy acquisition costs (“DPAC”) as an expense in the consolidated financial statements occurs over future periods in relation to the expected emergence of profits priced into the products sold.  This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns. Companies are required to review universal life and annuity contract assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profit patterns is to be "unlocked" and reset based upon the actual experience. DPAC balances are also adjusted each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience (“true-up”) with the adjustment reflected in current period amortization expense. In accordance with GAAP guidance the Company must also write off deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets upon internal replacement of certain contracts as well as annuitizations of deferred annuities.

In addition to the preceding, the Company is implementing new actuarial reserving systems that enhance its ability to monitor the deferred acquisition cost asset and the deferred sales asset as well as support other actuarial processes within the Company. The implementation of these new reserving systems for specific blocks of business began in the third quarter of 2009 and is expected to be completed in 2011.  As the Company applies these new systems to a line of business, current reserving assumptions are reviewed and updated as appropriate.

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense for 2010, 2009 and 2008.

	Years Ended December 31,
Increase (Decrease) in DPAC Balance	2010	2009	2008
	(In thousands)

Unlocking	$(2,700)	(5,243)	(6,300)
True-up	(4,117)	(8,433)	(16,200)

Totals	$(6,817)	(13,676)	(22,500)

During the first quarter of 2010 a correction was made to a surrender charge assumption for future years on one deferred annuity product line. This change resulted in an unlocking adjustment that increased the current period’s DPAC amortization expense (decreased DPAC balance) by $2.7 million.  As the amount of the correction was determined to have occurred over the course of multiple previously reported periods, it was concluded that the amount of the correction was immaterial to the financial results reported in any of these periods, as well as the current period.

An unlocking adjustment was recorded in the fourth quarter of 2009 which resulted in an increase of amortization of $5.2 million.  This unlocking adjustment was based upon changes to future mortality assumptions reflecting current experience studies and assumption changes regarding the level of future policy maintenance expenses. Mortality experience is monitored regularly and future mortality assumptions are unlocked when a continued trend in actual mortality experience deviates from current assumptions and is expected to continue. Although not a prediction of future impact, prior period mortality assumption unlocking experience of the Company has resulted in changes of the DPAC balance between $2.0 million and $(7.5) million in the period of the unlocking. Policy maintenance expenses are also reviewed regularly and future assumptions are unlocked when a continued trend in the actual policy maintenance expense deviates from the current assumptions. Although not a prediction of the impact of future changes in policy maintenance expense assumptions, similar unlocking of maintenance expense assumptions could result in DPAC balance changes between $1.5 million and $4.5 million. The Company did not unlock for assumption changes regarding future mortality or the level of policy maintenance expenses during 2010.

An unlocking adjustment was also recorded in 2008 which resulted in an increase of amortization by $6.3 million.  This unlocking adjustment was based upon assumption changes to future annuitizations and full surrenders reflecting current experience studies.  While the Company is required to evaluate its emergence of profits continually, management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience.  The Company is required to periodically adjust for actual experience that varies from that assumed.

True-up adjustments are recorded quarterly and the adjustments in 2010, 2009 and 2008 relate to changes  in expense ratios, partial surrender rates, mortality rates, credited interest rates and earned rates for the current year’s experience.

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

The Company's approximated average credited rates, excluding and including equity-indexed products, were as follows:

	December 31,			December 31,
	2010	2009	2008	2010	2009	2008
	(Excluding equity-indexed products)			(Including equity-indexed products)

Annuity	3.23%	2.83%	3.01%	3.93%	4.11%	2.42%
Interest sensitive life	4.01%	3.80%	3.92%	5.25%	6.83%	3.39%

Contract interest including equity-indexed products also encompasses the performance of the derivative component of the Company's equity-indexed products. As previously noted, the market performance of these derivative features resulted in net realized and unrealized gains of $16.6 million and $45.3 million in 2010 and 2009, respectively, and net realized and unrealized losses of $65.7 million in 2008. Contract interest in 2010 also includes $16.7 million of policy credits added in conjunction with the settlement of a class action lawsuit. See additional comments in “Other Operating Expenses” below.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and share based compensation costs. As discussed in Item 3 Legal Proceedings, during 2009 the Company recorded additional operating expense of $22.4 million related to an accrual for pending legal matters involving a class action lawsuit. At the time of the accrual, the characteristics of an ultimate payout amount could not be determined.  During 2010, the Company settled the lawsuit which resulted in the Company decreasing operating expense by $16.7 million and reclassifying the amount as annuity contract interest.  As the amount had been entirely accrued, there was no net effect on pretax earnings but produced a reduction in other operating expense in the 2010 results.

The Company has been involved in major information system initiatives to enhance actuarial, accounting, policy acquisition, and policy administration processes. Costs related to these systems are capitalized during the development process and then amortized once they are placed into service and used in operations. Amortization expense in association with these system implementations was $2.6 million in 2010 and $2.1 million in 2009.

Nursing home operation expenses were $20.1 million, $15.1 million and $11.4 million in 2010, 2009 and 2008, respectively. The increase in nursing home expenses reflects the commencement of operations for the San Marcos, Texas facility during the second quarter of 2009.

Share based compensation costs for the Company’s stock option plans related to outstanding vested and unvested stock options totaled $(0.1) million in 2010, $1.6 million in 2009 and $(1.4) million in 2008 as a result of marking the stock options to fair value under the liability method of accounting. The fluctuation in expense for the Company’s stock option plans largely reflects the market price change in the Company’s Class A common stock as of the reporting dates.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings from continuing operations for the years ended December 31, 2010, 2009 and 2008 is provided below.  The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)
Segment earnings (loss):

2010	$(912)	21,722	34,316	14,212	69,338
2009	426	14,663	25,460	8,294	48,843
2008	717	15,350	27,842	6,781	50,690

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Premiums and other revenue:
Premiums and contract charges	$27,622	34,414	27,919
Net investment income	17,226	19,498	20,254
Other revenues	167	25	20

Total premiums and other revenue	45,015	53,937	48,193

Benefits and expenses:
Life and other policy benefits	13,484	13,884	14,478
Amortization of deferred policy acquisition costs	9,352	16,423	12,416
Universal life insurance contract interest	10,643	9,014	9,171
Other operating expenses	12,839	13,968	11,057

Total benefits and expenses	46,318	53,289	47,122

Segment earnings (loss) before Federal income taxes	(1,303)	648	1,071

Federal income taxes (benefit)	(391)	222	354

Segment earnings (loss)	$(912)	426	717

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

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Universal life insurance revenues	$26,787	32,993	26,978
Traditional life insurance premiums	5,960	6,378	5,849
Reinsurance premiums	(5,125)	(4,957)	(4,908)

Totals	$27,622	34,414	27,919

The Company’s domestic life insurance sales have been declining since 2008 (refer to the collected premium analysis below) resulting in lower universal contract revenue charges from new business. In addition, the pace of new policies issued has lagged the number of policies terminating from death or surrender causing a declining level of insurance in force from which contract charge revenue is received. The number of domestic life insurance policies has declined from 73,500 at December 31, 2008 to 69,700 at December 31, 2009 and to 66,000 at December 31, 2010.

As noted above, universal life insurance revenues include surrender charge fees assessed upon surrender of life insurance contracts. The increase in universal life insurance revenues during 2009 is primarily due to a higher level of surrender charge fees assessed. During the latter part of 2008, the Company’s internal checking and monitoring procedures detected potential instances of rebating in certain geographic markets and instituted commission caps and other preventative procedures to discourage this practice. Although not illegal in these markets, the practice of rebating is particularly prone to large face amount policies not renewing premium payments beyond the initial year of the policy. The level of 2009 surrender charge fee revenues reflects some of this activity.

Premiums collected on universal life products are not reflected as revenues in the Company's consolidated statements of earnings in accordance with GAAP.  Actual domestic universal life premiums are detailed below.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Universal life insurance:
First year and single premiums	$11,672	13,640	15,272
Renewal premiums	21,025	21,978	19,948

Totals	$32,697	35,618	35,220

The Company’s efforts over the past several years have been to attract new independent agents and to promote life products to improve domestic life sales. However, recent economic events continue to have an adverse effect on new life sales as the number of new applications received has been lower the past two years.

Net investment income for this segment of business has decreased during the three years presented due to a lower level of investments needed to support active policies as a result of the decline in insurance in force. In addition, lower investment yields attained from debt security investment purchases has contributed to a lower level of investment income.

As noted previously in the discussion of results from consolidated operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense for 2008, 2009 and 2010.

	Years Ended December 31,
Increase (Decrease) in DPAC Balance	2010	2009	2008
	(In thousands)

Unlocking	$-	(2,709)	-
True-up	(573)	(1,846)	(1,400)

Totals	$(573)	(4,555)	(1,400)

The unlocking adjustment in 2009 was made to adjust future assumptions concerning per policy maintenance expenses and mortality and accordingly increased DPAC amortization expense by $2.7 million during the period.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Premiums and other revenue:
Premiums and contract charges	$98,092	104,016	97,661
Net investment income	38,667	44,540	17,350
Other revenues	358	68	62

Total premiums and other revenue	137,117	148,624	115,073

Benefits and expenses:
Life and other policy benefits	29,228	19,522	21,292
Amortization of deferred policy acquisition costs	21,828	41,849	37,525
Universal life insurance contract interest	36,369	45,868	16,803
Other operating expenses	18,651	19,048	16,502

Total benefits and expenses	106,076	126,287	92,122

Segment earnings before Federal income taxes	31,041	22,337	22,951

Federal income taxes	9,319	7,674	7,601

Segment earnings	$21,722	14,663	15,350

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance.  A comparative detail of premiums and contract revenues is provided below.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Universal life insurance revenues	$101,390	106,601	98,458
Traditional life insurance premiums	13,454	13,113	14,727
Reinsurance premiums	(16,752)	(15,698)	(15,524)

Totals	$98,092	104,016	97,661

The Company’s international life operations have been a significant factor in the Company’s overall earnings performance and represent a market niche where the Company believes it has a competitive advantage. A productive distribution force of independent broker agents and consultants has been developed given the Company’s longstanding reputation for supporting its international life products coupled with the instability of competing companies in international markets. In general, universal life revenues and operating earnings are anticipated to emerge with the amount of international life insurance in force. Over the past three years, the volume of insurance in force has grown from $15.9 billion at December 31, 2008 to $16.2 billion at December 31, 2009 and over $17.3 billion at December 31, 2010.

International universal life revenues also include surrender charges assessed upon surrender of contracts by policyholders. In the midst of the financial crisis the past few years, the Company’s international policyholders in particular exhibited concern regarding the developments in U.S. financial markets. This evidenced itself in the Company’s termination activity in its international life in force. During 2009, the Company incurred higher termination experience than is typical which resulted in recognition of increased surrender charge fee income. The following table illustrates the Company’s international life termination experience over the past five years.

Volume In Force Terminations	Amount in $’s	Annualized Termination Rate
	(millions)

Year ended December 31, 2010	$293.4	9.0%
Year ended December 31, 2009	574.9	13.0%
Year ended December 31, 2008	363.3	10.8%
Year ended December 31, 2007	252.1	10.2%
Year ended December 31, 2006	206.7	10.8%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's consolidated statements of earnings in accordance with GAAP.  Actual international universal life premiums collected are detailed below.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Universal life insurance
First year and single premiums	$36,628	35,147	39,257
Renewal premiums	110,358	102,403	96,456

Totals	$146,986	137,550	135,713

The Company’s most popular international products have been its fixed-indexed universal life products in which policyholders can elect to have the interest rate credited to their policy account values linked in part to the performance of the S&P 500 Index®. Included in the totals in the above table are collected related premiums of $90.2 million, $81.9 million and $78.5 million for the years ended 2010, 2009 and 2008, respectively, associated with these fixed-indexed products.

To support the index crediting rate feature on its fixed-indexed universal life products the Company purchases S&P 500 Index® call options. With the growth in the block of business of these policies, the period-to-period changes in fair values of the underlying options used to hedge this interest crediting feature have had an increasingly greater impact on net investment income and universal life contract interest. A detail of net investment income for international life insurance operations is provided below.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Net investment income (excluding derivatives)	$36,205	34,130	28,687
Derivative gain (loss)	2,462	10,410	(11,337)

Net investment income	$38,667	44,540	17,350

Life and policy benefits primarily consist of death claims on policies. The Company’s clientele for international products are wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts. In the year ended December 31, 2010, the average face amount of insurance purchased was approximately $339,000. Life and policy benefit expense for the international life segment reflects the larger policies purchased. In addition, the expense shown for 2010 includes death claims of approximately $3.1 million, after reinsurance, associated with the Haiti earthquake in January 2010.

As noted previously, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on international life insurance DPAC balances recorded through amortization expense for 2010, 2009 and 2008.
	Years Ended December 31,
Increase (Decrease) in DPAC Balance	2010	2009	2008
	(In thousands)

Unlocking	$-	(2,535)	-
True-up	2,910	(1,530)	(3,700)

Totals	$2,910	(4,065)	(3,700)

In 2010, the Company did not record any additional amortization expense related to the unlocking of assumptions. In addition, true-up adjustments were recorded during the year which increased the DPAC balance (decreasing amortization expense) reflecting actual experience improvements over assumptions. In 2009, the Company recorded an unlocking adjustment of $2.5 million relative to changes in projected universal life per policy maintenance expenses and projected mortality assumptions that reduced the DPAC asset and increased amortization expense.

As indicated in the discussion concerning net investment income, contract interest expense includes fluctuations that are the result of underlying equity indices performance associated with fixed-indexed universal life products.  The derivative gain (loss) realized on purchased call options is included in the amounts the Company credits to policyholders. For more details about the Company’s use of index options to hedge the performance of equity indices refer to the derivative gain (loss) discussion in the Consolidated Operations section of Item 7.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States.  Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales.  A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$18,043	24,264	25,596
Net investment income	327,975	317,703	226,683
Other revenues	2,002	1,535	232

Total premiums and other revenue	348,020	343,502	252,511

Benefits and expenses:
Life and other policy benefits	10,217	15,666	3,990
Amortization of deferred policy acquisition costs	65,269	56,891	77,219
Annuity contract interest	219,591	187,934	112,986
Other operating expenses	3,905	44,227	16,685

Total benefits and expenses	298,982	304,718	210,880

Segment earnings before Federal income taxes	49,038	38,784	41,631

Federal income taxes	14,722	13,324	13,789

Segment earnings	$34,316	25,460	27,842

Premiums and contract charges primarily include surrender charge income with lesser amounts for recognition of deferred revenues relating to immediate or payout annuities.

Deposits collected on annuity contracts are not reflected as revenues in the Company's consolidated statements of earnings in accordance with GAAP.  Actual annuity deposits collected are detailed below.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Fixed-indexed annuities	$900,301	488,352	281,649
Other deferred annuities	510,332	325,959	121,319
Immediate annuities	20,378	23,266	7,165

Totals	$1,431,011	837,577	410,133

Fixed-indexed products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since the Company does not offer variable products or mutual funds, fixed-indexed products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-indexed annuity deposits as a percentage of total annuity deposits were 63%, 58% and 69% for the years ended December 31, 2010, 2009 and 2008, respectively. The recovery in equity markets that began during 2009 did not manifest itself in terms of increased fixed-indexed sales until the latter part of 2009. Consequently, while 2010 total collected annuity deposits increased 71% over the level in 2009, fixed-indexed sales increased by 84% during the same time period. Other deferred annuity deposits increased 57% in 2010 compared to 2009.

As a selling inducement, many annuity products include a first year premium or interest rate bonus in addition to the base first year deposit interest rate.  These bonuses are credited to the policyholder account but are deferred by the Company and amortized over future periods. The amount deferred was approximately $51.1 million, $36.8 million and $19.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

A detail of net investment income for annuity operations is provided below.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Net investment income (excluding derivatives)	$314,214	284,149	279,925
Derivative gain (loss)	13,761	33,554	(53,242)

Net investment income	$327,975	317,703	226,683

As previously described, derivatives are call options purchased to hedge the equity return component of the Company's fixed-indexed annuity products with any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, reflected in net investment income. Generally, a comparable impact for the derivative component in fixed-indexed annuity products is reflected in contract interest expense.

Life and policy benefits for the annuity segment includes reserves established for contracts in a payout mode with or without life contingencies. The new actuarial reserving systems that the Company has been implementing included this block of policies and they were converted to the new reserving system during 2009. As a part of this process historical assumptions pertaining to interest rates and mortality assumptions were “unlocked” for the block of policies resulting in an increase of $11.6 million in reserves and policy benefit expenses in 2009. As the Company’s block of annuity business grows more contracts convert to a payout status and the 2010 amount reflects the reserves established for those policies.

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary.. The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for 2008, 2009 and 2010.

	Years Ended December 31,
Increase (Decrease) in DPAC Balance	2010	2009	2008
	(In thousands)

Unlocking	$(2,700)	-	(6,300)
True-up	(6,454)	(5,056)	(11,100)

Totals	$(9,154)	(5,056)	(17,400)

During 2010 the Company unlocked for a change in projected surrender charge rates on certain fixed rate annuities that reduced DPAC (and increased amortization expense) by $2.7 million. During 2008, the Company unlocked surrender rates, including annuitizations, for certain issue years of fixed rate annuities which decreased the DPAC balance (and increased amortization expense) by $6.3 million. Unlocking was not done during the year ended December 31, 2009.

True-up adjustments for year ended December 31, 2008 of $11.1 million were higher than historical levels. During this period, in addition to recurring true-up adjustments for contract surrenders and partial withdrawal activity, the Company made adjustments to reflect rapidly changing portfolio investment yields and crediting rates in the wake of the bottoming out of market interest rate levels.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge the Company's fixed-indexed annuities. The detail of fixed-indexed annuity contract interest as compared to contract interest for all other annuities is as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Fixed-indexed annuities	$153,331	150,062	42,224
All other annuities	95,353	60,891	74,596

Gross contract interest	248,684	210,953	116,820
Bonus interest deferred and capitalized	(51,089)	(36,747)	(19,442)
Bonus interest amortization	21,996	13,728	15,608

Total contract interest	$219,591	187,934	112,986

The fluctuation in reported contract interest amounts for fixed-indexed annuities is driven by sales levels, the level of the business in force and the positive or negative performance of equity markets on option values. The derivative gain (loss) information included in the net investment income discussion above is largely reflected in the amounts shown for contract interest for fixed-indexed annuities. Contract interest in 2010 includes an additional $16.7 million for policy credits as part of the settlement of a class action lawsuit. This amount had been provided for in 2009 financial results but as an operating expense accrual since the character of the settlement amount was not known at that time. Accordingly, a reclassification was made in the 2010 consolidated financial statements to report the amounts as contract interest with a corresponding reduction in other operating expenses.  Contract interest in 2008 includes an additional $3.5 million for increased amortization of bonus interest (deferred sales inducements) associated with updates for future expected gross profit assumptions.

Other operating expenses in 2009 and 2010 are skewed for the class action lawsuit settlement accrual in 2009 of $22.4 million of which $16.7 million was reversed out of other operating expenses in 2010 and reported as contract interest.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations.  However, the Company also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $2.8 million, $0.8 million and $1.1 million of operating earnings in 2010, 2009, and 2008, respectively, reflecting the commencement of operations of the San Marcos facility in the middle of calendar year 2009.  Income from the Company's subsidiaries includes gross income distributions from a life interest in a trust approximating $4 million per year.

INVESTMENTS

General

The Company's investment philosophy emphasizes the careful handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of December 31, 2010 and 2009.  The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.

	December 31, 2010		December 31, 2009
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$7,352,393	95.6	$6,212,726	95.2
Mortgage loans	141,247	1.8	98,200	1.5
Derivatives, index options	80,284	1.0	89,915	1.4
Policy loans	78,448	1.0	78,336	1.2
Real estate	20,088	0.3	20,056	0.3
Equity securities	15,230	0.2	14,014	0.2
Other	9,481	0.1	12,773	0.2

Totals	$7,697,171	100.0	$6,526,020	100.0

The Company’s investment portfolio increased 18% to $7.7 billion at December 31, 2010 compared to $6.5 billion at December 31, 2009 due to positive cash flows from operating and financing activities.  The primary driver of the increase was the record annuity sales year in 2010 with over $1.4 billion in deposits collected.  Although lesser in scope, the increase in investments includes improved security fair market values as a result of a decline in interest rates and, to a smaller extent, credit spread tightening.  The unrealized gain position of the Company’s securities available for sale portfolio, which is reported at fair market value, increased from $82.7 million at December 31, 2009 to $168.5 million at December 31, 2010.

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

	December 31, 2010		December 31, 2009
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$3,559,508	48.4	$2,921,425	47.0
Mortgage-backed securities	2,141,867	29.1	1,967,303	31.7
Public utilities	1,077,314	14.7	964,390	15.5
States & political subdivisions	331,731	4.5	159,364	2.6
U.S. Agencies	154,265	2.1	103,176	1.7
Asset-backed securities	64,878	0.9	73,872	1.2
Foreign governments	20,921	0.3	21,280	0.3
U.S. Treasury	1,909	0.0	1,916	0.0

Totals	$7,352,393	100.0	$6,212,726	100.0

Substantially all of the Company’s investable cash flows are directed toward the purchase of debt securities.  The Company’s investment policy calls for investing in debt securities that are investment grade, meet quality and yield objectives, and provide adequate liquidity for obligations to policyholders.  Debt securities with intermediate maturities are targeted by the Company as they more closely match the intermediate nature of the Company’s policy liabilities and provides an appropriate strategy for managing cash flows.  Debt securities purchased to fund insurance company operations are summarized below.

	Year Ended December 31
	2010	2009
	(Dollars in Thousands)

Cost of acquisitions	$1,559,154	$847,847
Average S&P quality	AA-	A
Effective annual yield	4.45%	5.92%
Spread to treasuries	1.35%	2.67%
Effective duration	6.8 years	6.8 years

The effective annual yield shown is the yield calculated to the “worst-call date”.  For callable bonds, the worst-call date is the call or maturity date that produces the lowest yield.

The Company holds predominantly agency mortgage-backed securities.  Because mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing in collateralized mortgage obligations, which have more predictable cash flow patterns than pass-through securities.  These securities, known as planned amortization class I ("PAC I"), very accurately defined maturity ("VADM") and sequential tranches are designed to amortize in a more predictable manner than other CMO classes or pass-throughs.  The Company does not purchase tranches, such as PAC II and support tranches, that subject the portfolio to greater than average prepayment risk.  Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities.  Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks.  This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 98.0% held in investment grade securities.  In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P®.

	December 31, 2010		December 31, 2009
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA and U.S. government	$2,452,648	33.4	$2,183,561	35.2
AA	551,572	7.5	360,634	5.8
A	1,722,300	23.4	1,461,055	23.5
BBB	2,482,373	33.7	2,052,193	33.0
BB and other below investment grade	143,500	2.0	155,283	2.5

Totals	$7,352,393	100.0	$6,212,726	100.0

As National Western does not purchase below investment grade securities, the investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands except percentages)

December 31, 2010	$136,076	143,500	139,306	1.9%

December 31, 2009	$155,110	155,283	141,895	2.4%

The Company's percentage of below investment grade securities compared to total invested assets decreased from 2009 due to issues held being upgraded to investment grade levels during the year as the economic environment prompted rating agencies to revise their credit outlooks.  The Company's holdings of below investment grade securities is relatively small as a percentage of total invested assets and is low compared to industry averages.

Holdings in below investment grade securities by category as of December 31, 2010 are summarized below, including 2010 and 2009 fair values for comparison. The Company is continually monitoring developments in these industries that may affect security valuation issues.

	Below Investment Grade Debt Securities
Industry Category	Amortized Cost 2010	Carrying Value 2010	Fair Value 2010	Fair Value 2009
	(In thousands)

Retail	$19,879	23,230	23,230	20,478
Telecommunications	5,691	9,050	9,050	10,600
Asset-backed securities	12,997	13,640	13,738	11,452
Mortgage-backed	9,381	8,607	8,607	6,740
Transportation	-	491	491	1,739
Manufacturing	22,045	22,581	22,680	31,306
Banking/finance	54,264	54,275	49,789	47,268
Other	11,819	11,626	11,721	10,175

Totals	$136,076	143,500	139,306	139,758

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

Generally accepted accounting principles require that investments in debt securities be written down to fair value when declines in value are judged to be other-than-temporary.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price methodology). Refer to Note 14, Fair Values of Financial Instruments, of the accompanying consolidated financial statements for further discussion.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at December 31, 2010, approximately 31% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	December 31 ,2010
	Fair Value	Amortized Cost	Unrealized Gains
	(In thousands)
Securities held to maturity:
Debt securities	$5,259,332	4,977,516	281,816
Securities available for sale:
Debt securities	2,374,877	2,215,524	159,353
Equity securities	15,230	6,055	9,175

Totals	$7,649,439	7,199,095	450,344

During the twelve months ended December 31, 2010 the Company recorded other-than-temporary impairment credit related write-downs on debt securities totaling $0.7 million and $0.1 million on equity securities. See Note 3, Investments Debt and Equity Securities, of the accompanying consolidated financial statements for further discussion.

As of April 1, 2009, the Company adopted the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit losses. See Note 1, Summary of Significant Accounting Policies, and Note 3, Investments, in the accompanying consolidated financial statements for further discussion.  Since adoption of this new guidance, the Company recognized $8.7 million of other-than-temporary impairments; of which $0.3 million was deemed credit related and recognized as realized investment losses in earnings, and $8.4 million was deemed a non credit related impairment and recognized in other comprehensive income.

Asset-Backed Securities

The Company holds approximately $64.9 million in asset-backed securities as of December 31, 2010.  This portfolio includes $30.1 million of manufactured housing bonds and $34.8 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The Company holds one Alt-A security with a carrying value of $4.1million.  The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The average FICO for an Alt-A borrower is approximately 715 compared to a score of 730 for a jumbo prime borrower.  The Company’s exposure to the Alt-A and subprime sectors is limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans.  The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities.  With the government intervention initiatives in 2009, the housing market began to show signs of stabilizing.  There was an improvement in the prices of subprime securities as the bond market also became more liquid.  All of the loans classified as Alt-A or subprime in the Company’s portfolio as of December 31, 2010 were underwritten prior to 2005 as noted in the table below.

	December 31, 2010		December 31, 2009
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$8,070	8,025	10,776	8,467
2002	480	576	469	469
2003	4,286	4,197	4,608	3,664
2004	21,941	21,043	21,808	19,404

Subtotal subprime	$34,777	33,841	37,661	32,004

Alt A:
2004	$4,056	4,056	3,626	3,626

As of December 31, 2010, 8 of the subprime securities were rated AAA, 1 was rated AA, and 3 were rated CC.

Mortgage Loans and Real Estate

In general, the Company originates loans on high quality, income-producing properties such as shopping centers, freestanding retail stores, office buildings, industrial and sales or service facilities, selected apartment buildings, motels, and health care facilities.  The location of these properties is typically in major metropolitan areas that offer a potential for property value appreciation. Credit and default risk is minimized through strict underwriting guidelines and diversification of underlying property types and geographic locations.  In addition to being secured by the property, mortgage loans with leases on the underlying property are often guaranteed by the lease payments and also by the borrower.  This approach has proven to result in quality mortgage loans with few defaults.  Mortgage loan interest income is recognized on an accrual basis with any premium or discount amortized over the life of the loan.  Prepayment and late fees are recorded on the date of collection.

The Company requires a minimum specified yield on mortgage loan investments.  Until recently the low interest rate environment resulted in fewer loan opportunities being available which met the Company's required rate of return.  This environment has recently started to change in 2010 and the Company increased its new mortgage loan activity which resulted in an increase of $68.5 million in total loans at the 2010 year-end.

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status.  If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Consolidated Statements of Income.  The loan is independently monitored and evaluated as to potential impairment or foreclosure.  If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly.  The Company has no loans past due 90 days which are accruing interest.

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as most of these investments were acquired through mortgage loan foreclosures.  Due to the bankruptcy filing by Circuit City in 2009, the Company foreclosed on one mortgage loan each during 2010 and 2009.  The Company also participates in several real estate joint ventures and limited partnerships that invest primarily in income-producing retail properties.  These investments have enhanced the Company's overall investment portfolio returns.

The Company held net investments in mortgage loans totaling $141.2 million and $98.2 million at December 31, 2010 and 2009, respectively.  The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2010		December 31, 2009
Mortgage Loans by Geographic Region:	Amount	%	Amount	%
	(In thousands)		(In thousands)

West South Central	$69,222	49.0	$57,238	58.3
East North Central	17,349	12.3	10,686	10.9
New England	19,731	14.0	-	-
Mountain	16,632	11.8	22,007	22.4
Pacific	6,973	4.9	2,340	2.4
East South Central	5,468	3.9	-	-
South Atlantic	3,592	2.5	3,570	3.6
Middle Atlantic	2,280	1.6	2,359	2.4

Totals	$141,247	100.0	$98,200	100.0

	December 31, 2010		December 31, 2009
Mortgage Loans by Property Type:	Amount	%	Amount	%
	(In thousands)		(In thousands)

Retail	$85,920	60.8	$63,928	65.1
Hotel/Motel	24,334	17.2	19,996	20.4
Land/Lots	12,585	8.9	2,473	2.5
Apartments	9,181	6.5	6,167	6.3
Office	9,029	6.4	5,634	5.7
All other	198	0.2	2	-

Totals	$141,247	100.0	$98,200	100.0

	December 31, 2010		December 31, 2009
Mortgage Loans by Loan-to-Value Ratio (1):	Amount	%	Amount	%
	(In thousands)		(In thousands)

Less than 50%	$48,966	34.7	$28,648	29.2
50% to 60%	29,746	21.0	28,298	28.8
60% to 70%	22,769	16.1	29,318	29.9
70% to 80%	1,923	1.4	5,153	5.2
80% to 90%	-	-	-	-
Greater than 90%	37,843	26.8	6,783	6.9

Totals	$141,247	100.0	$98,200	100.0

(1)  Loan-to-Value Ratio using the most recent appraised value

The increase in the greater than 90% category in 2010 compared to 2009 is related to new loans made with a long standing borrower which are backed by the investment property, contracted leases and the guarantee of the borrower.

The Company does not consider its mortgage loans to be a separate portfolio segment.  The Company considers its primary class to be property type and primarily uses loan-to-value as its credit risk quality indictor. All loans within the portfolio are analyzed quarterly in order to monitor the financial quality of these assets. Based on ongoing monitoring, mortgage loans with a likelihood of becoming delinquent are identified and placed on an internal “watch list”. Among the criteria that would indicate a potential problem are: major tenant vacancies or bankruptcies, late payments, and loan relief/restructuring requests. The mortgage loan portfolio is analyzed for the need for a valuation allowance on any loan that is on the internal watch list, in the process of foreclosure or that currently has a valuation allowance.

Mortgage loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When it is determined that a loan is impaired, a loss is recognized for the difference between the carrying amount of the mortgage loan and the estimated value reduced by the cost to sell. Estimated value is typically based on the loan’s observable market price or the fair value of the collateral less cost to sell. Impairments and changes in the valuation allowance are reported in net realized capital gains (losses) in the consolidated statements of earnings.

The Company recognized valuation losses of $0.4 million, $1.4 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The principle balance requiring the valuation allowance was $7.0 million, $9.2 million and $9.2 million in 2010, 2009, and 2008, respectively.  The amount of interest recorded while these loans were impaired was $0.1 million, $0.3 million and $0.5 million in 2010, 2009, and 2008, respectively.  The impairments were based on information which indicated that the Company may not collect all amounts in accordance with the mortgage agreement. While the Company closely monitors its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

The following table represents the mortgage loan allowance for the years ended December 31, 2010 and 2009:

	2010	2009
	(In thousands)

Balance, beginning of period	$5,033	4,587
Provision	385	1,461
Releases	(1,456)	(1,015)

Balance, end of period	$3,962	5,033

The Company does not recognize interest income on loans past due ninety days or more.  The Company had one mortgage loan past due six months or more with a principal balance totaling $7.0 million at December 31, 2010 and two loans in 2009 with total principal balance of $7.0 million.  There was no interest income not recognized in 2010 and 2009 for past due loans and approximately $0.4 million not recognized in 2008.

The contractual maturities of mortgage loan principal balances at December 31, 2010 and 2009 were as follows:

	December 31, 2010		December 31, 2009
Principal Balance by Contractual Maturity:	Amount	%	Amount	%
	(In thousands)		(In thousands)

Due in one year or less	$3,724	2.5	$15,407	14.8
Due after one year through five years	53,330	36.5	22,678	21.9
Due after five years through ten years	50,341	34.5	64,032	61.7
Due after ten years through fifteen years	17,075	11.7	1,650	1.6
Due after fifteen years	21,595	14.8	-	-

Totals	$146,065	100.0	$103,767	100.0

The Company's real estate investments totaled approximately $20.1 million at December 31, 2010 and 2009, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of the Company.  The Company recognized operating income on these properties of approximately $1.6 million, $1.2 million and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment losses of $0.1 million in 2010 and 2008 associated with these properties.  There was no recorded net realized gain or loss in 2009.

Derivatives, Index Options

Derivative instruments totaling $80.3 million at December 31, 2010 and $89.9 million at December 31, 2009 consist of call options purchased to support the interest crediting mechanism on the Company’s fixed-indexed annuity and life products. The call options act as hedges to match closely the returns on the underlying index or indices that serve as the basis for the amounts which may be credited to policyholders. The index options are reported at fair value on the reporting date in the Company’s consolidated financial statements and are purchased from a select group of counterparties who maintain high credit ratings and who enter credit support agreements for option values in excess of specified limits. The Company has never incurred a loss on index options due to counterparty default.

Market Risk

Market risk is the risk of change in market values of financial instruments due to changes in interest rates, currency exchange rates, commodity prices, or equity prices.  The most significant market risk exposure for National Western is interest rate risk. Substantial and sustained increases and decreases in market interest rates can affect the profitability of insurance products and fair value of investments. The yield realized on new investments generally increases or decreases in direct relationship with interest rate changes. The fair values of fixed income debt securities correlate to external market interest rate conditions as market values typically increase when market interest rates decline and decrease when market interest rates rise.  However, market values may fluctuate for other reasons, such as changing economic conditions, market dislocations or increasing event-risk concerns.

Interest Rate Risk

A gradual increase in interest rates from current levels is generally a positive development for the Company. Rate increases would be expected to provide incremental net investment income, produce increased sales of fixed rate products, and limit the potential erosion of the Company’s interest rate spread on products due to minimum guaranteed crediting rates in products. Alternatively, a rise in interest rates will reduce the fair value of the Company’s investment portfolio and if long-term rates rise dramatically within a relatively short time period could expose the Company to disintermediation risk. Disintermediation risk is the risk that policyholders will surrender their policies in a rising interest rate environment forcing the Company to liquidate assets when they are in an unrealized loss position.

A decline in interest rates could cause certain mortgage-backed securities in the Company’s portfolio to be more likely to paydown or prepay. In this situation, the Company typically will be unable to reinvest the proceeds at comparable yields. Lower interest rates will likely also cause lower net investment income, subject the Company to reinvestment rates risks, and possibly reduce profitability through reduced interest rate margins associated with products with minimum guaranteed crediting rates. Alternatively, the fair value of the Company’s investment portfolio will increase when interest rates decline.

The correlation between fair values and interest rates for debt securities the past two years is reflected in the tables below.

	December 31,
	2010	2009
	(In thousands except percentages)

Debt securities - fair value	$7,634,209	6,367,142
Debt securities - amortized cost	$7,193,040	6,138,073

Fair value as a percentage of amortized cost	106.13%	103.73%
Unrealized gains at year-end	$441,169	229,069
Ten-year U.S. Treasury bond - increase (decrease) in yield for the year	(0.544)%	1.09%

	Unrealized Gains Balance
	Net Balance at December 31, 2010	Net Balance at December, 31, 2009	Change in Net Balance
	(In thousands)

Debt securities held to maturity	$281,816	154,416	127,400
Debt securities available for sale	159,353	74,653	84,700

Totals	$441,169	229,069	212,100

During 2010, market interest rates of the ten-year U.S. Treasury bond decreased 54.4 basis points from year end 2009 which would generally be expected to produce unrealized gains in a fixed income debt security portfolio in and of itself.  Additionally,  the improved liquidity in the corporate bond market during 2010 resulted in the spread between corporate bonds and treasury securities narrowing which caused prices of the Company’s corporate bonds to further rise. These two factors combined to increase the unrealized gain balance by $212.1 million on a portfolio of approximately $7.4 billion at December 31, 2010.  The Company would expect similar results in the future from a significant upward or downward movement in market rates.  However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's financial results.

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

The Company has the ability to adjust interest rates, participation rates, and asset fees and caps, as applicable, in response to changes in investment portfolio yields for a substantial portion of its business in force. The ability to adjust these rates is subject to competitive forces in the market for the Company’s products. Surrender rates could increase and new sales could be negatively affected if crediting rates are not competitive with the rates offered on competing products offered by other insurance companies and financial service entities. The Company designs its products with features encouraging persistency. Interest sensitive life and annuity products have surrender and withdrawal penalty provisions. Depending on the products, surrender charge rates on annuity contracts sold or in force range up to 25% and surrender charge periods up to 15 years. Typically, surrender charge rates gradually decrease each year the contract is in force

The Company seeks to minimize the impact of interest rate risk through surrender charges that are imposed to discourage policy surrenders and to offset unamortized acquisition costs. Certain products, such as supplementary contracts with life contingencies, are not subject to surrender or discretionary withdrawal. The Company also includes a market value adjustment (“MVA”) feature on many of its annuity products which may increase or decrease the amount paid to contract holders upon surrender of their contract as a means to further mitigate interest rate risk. The MVA is a mathematical formula which uses changes in interest rates since the inception of a contract (typically linked to U.S Treasury interest rates) to the date of surrender and will decrease the amount paid upon surrender when interest rates rise or increase the amounts paid when interest rates decline. As noted above, the value of the Company’s fixed debt securities decline in a rising interest rate environment and the MVA feature which decreases amounts paid upon surrender in a rising rate environment serves to discourage this activity. Conversely, in a decreasing interest rate environment surrender activity poses less of a risk to the Company as the value of its fixed debt securities backing the contracts increases. If necessary, the securities backing the contracts surrendered could be sold at a gain offsetting the increased amount paid upon surrender due to the MVA.

The following table profiles the Company’s insurance liabilities at December 31, 2010 for annuities, deposit-type contracts and supplementary contracts with life contingencies by surrender and discretionary withdrawal characteristics.

	December 31, 2010
	Amount	%
	(In thousands)
Subject to discretionary withdrawal:
With market value adjustment	$1,713,174	29.6
With surrender charge of 5% or more	3,254,810	56.1
With surrender charge of 5% or less	376,006	6.5
Not subject to discretionary withdrawal	452,689	7.8

Total	5,796,679	100.0

Interest Rate Sensitivity

The following table illustrates the market risk sensitivity of the Company's interest rate-sensitive assets.  The table shows the effect of a change in interest rates on the fair value of the portfolio using models that measure the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

	Fair Values of Assets
	Changes in Interest Rates in Basis Points
	-100	0	+ 100	+ 200	+ 300
	(In thousands)

Debt and equity securities	$7,974,567	7,649,408	7,287,691	6,917,552	6,561,570
Mortgage loans	145,130	139,169	133,656	128,541	123,784
Other loans	10,483	10,183	9,894	9,616	9,348
Derivatives	78,712	80,284	82,266	84,210	86,205

The selection of the 100 basis point parallel shift in the yield curve was made only as an illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could vary materially from those illustrated due to the nature of the estimates and assumptions used in the above analysis. Expected maturities of debt securities may differ from contractual maturities due to call or prepayment provisions.  The models assume that prepayments on mortgage-backed securities are influenced by agency and pool types, the level of interest rates, loan age, refinancing incentive, month of the year, and underlying coupon.  During periods of declining interest rates, principal payments on mortgage-backed securities and collateralized mortgage obligations tend to increase as the underlying mortgages are prepaid.  Conversely, during periods of rising interest rates, the rate of prepayment slows.  Both of these situations can expose the Company to the possibility of asset-liability cash flow and yield mismatch. The model uses a proprietary method of sampling interest rate paths along with a mortgage prepayment model to derive future cash flows. The initial interest rates used are based on the current U.S. Treasury yield curve as well as current mortgage rates for the various types of collateral in the portfolio.

Mortgage and other loans were modeled by discounting scheduled cash flows through the scheduled maturities of the loans, starting with interest rates currently being offered for similar loans to borrowers with similar credit ratings.  Policy loans were modeled by discounting estimated cash flows using U.S. Treasury Bill interest rates as the base rates at December 31, 2010. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts and incorporate both Company experience and mortality assumptions associated with such contracts.

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

The Company's market risk liabilities, which include policy liabilities for annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described.  As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of a 100 basis point decrease and increases in increments of 100 basis points in the U.S. Treasury yield curve as of December 31, 2010.  The potential impact on net earnings from these interest rate changes are summarized below.

	Changes in Interest Rates in Basis Points
	-100	+100	+200	+300
	(In thousands)

Impact on net earnings	$(1,805)	853	1,312	1,123

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

Credit Risk

The Company is exposed to credit risk through counterparties and within its investment portfolio. Credit risk relates to the uncertainty associated with an obligor’s continued ability to make timely payments of principal and interest in accordance with the contractual terms of an instrument or contract. As previously discussed, the Company manages credit risk through established investment credit policies and guidelines which address the quality of creditors and counterparties, concentration limits, diversification practices and acceptable risk levels. These policies and guidelines are regularly reviewed and approved by senior managements and the Company’s Board of Directors.

The Company is also exposed to credit spread risk related to market prices of investment securities and cash flows associated with changes in credit spreads. Credit spread tightening will reduce net investment income associated with new purchases of fixed debt securities and increase the fair value of the investment portfolio. Credit spread widening will reduce the fair value of the investment portfolio and will increase net investment income on new purchases.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds.  To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities.  Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company.  The approach of matching asset and liability durations and yields requires an appropriate mix of investments.  Although the Company historically has not been put in the position of liquidating invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.  The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs.  There were no borrowings outstanding under the line of credit at December 31, 2010.

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

	December 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
	(In thousands except percentages)

Not subject to discretionary withdrawal provisions	$452,689	7.8%	$425,163	8.7%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	1,713,174	29.6%	1,434,212	29.4%
At contract value less current surrender charge of 5% or more	3,254,810	56.1%	2,612,171	53.6%

Subtotal	5,420,673	93.5%	4,471,546	91.7%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	376,006	6.5%	405,544	8.3%

Total annuity reserves and deposit liabilities	$5,796,679	100.0%	$4,877,090	100.0%

The actual amounts paid by product line in connection with surrenders and withdrawals for the years ended December 31 are noted in the table below.

	2010	2009	2008
	(In thousands)
Product Line:
Traditional Life	$4,679	5,327	5,763
Universal Life	44,427	55,861	41,430
Annuities	384,067	359,903	391,879

Total	$433,173	421,091	439,072

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $179 million, $138 million and $195 million in 2010, 2009 and 2008, respectively.  The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $911 million, $1,050 million and $727 million in 2010, 2009 and 2008, respectively. Cash flows from security maturities, redemptions, and prepayments were relatively higher over the last three years due to the decline in interest rates.  These cash flow items could be reduced if interest rates rise in 2011.  Net cash flows from the Company's universal life and annuity deposit product operations totaled $856 million, $337 million and $(118) million in 2010, 2009 and 2008, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of December 31, 2010, the Company had no commitments beyond its normal operating and investment activities.  The Company has declared and paid an annual dividend on its common shares since 2005 although its practice remains to reinvest earnings internally to finance the development of new business.  The ability to pay dividends is limited by law in the state of Colorado to earned profits (statutory unassigned surplus).  At December 31, 2010 the maximum amount legally available for distribution without further regulatory approval is $87.4 million.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Operating lease obligations (1)	$177	177	-	-	-
Life claims payable (2)	67,686	67,686	-	-	-
Other long-term reserve liabilities reflected on the balance sheet under GAAP (3)	544,874	123,755	193,283	80,688	147,148

Total	$612,737	191,618	193,283	80,688	147,148

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

On June 12, 2009 the FASB issued new guidance that changes the way entities account for securitizations and special purpose entities. The guidance is effective as of the beginning of the Company’s first annual reporting period beginning after November 15, 2009 and did not have a significant impact on the consolidated financial position, results of operations or disclosures.

During July 2010 the FASB issued new guidance that requires additional disclosures related to an entity’s financing receivables and the nature of its credit risks related to financing receivables.  The effective date is for interim and annual periods ending after December 15, 2010.  The adoption of this guidance was effective December 31, 2010.  See Note 3 Investments, of the accompanying consolidated financial statements for additional disclosures.

During October 2010 the FASB issued new guidance effecting insurance companies that incur costs in the acquisition of new and renewal insurance contracts.  The guidance address the diversity in practice regarding the interpretation for which costs relating to the acquisition of new or renewal business qualifies for deferral.  The new guidance specifies the acquisition costs which are capitalizable and those which must be expensed.  The effective date is for interim and annual periods ending after December 15, 2011.  The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

During January 2011 the FASB issued new guidance which defers the effective date of disclosures about troubled debt restructurings in Accounting Standards Update No. 2010-20.  The new anticipated effective date is for interim and annual periods ending after June 15, 2011.  The adoption of this guidance will not have a significant impact on the consolidated financial statements.

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

See Attachment A, Index to Financial Statements and Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in auditors or disagreements with auditors that are reportable pursuant to Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information to be disclosed in reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure matters.

Internal controls over financial reporting change as the Company modifies and enhances its systems and processes to meet business needs.  Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.  While changes have taken place in internal controls during the year ended December 31, 2010, there have been no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

The management of National Western Life Insurance Company ("Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Under the supervision and participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 was conducted based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on the Company's assessment under the criteria of this framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

Attestation Report of the Company’s Registered Public Accounting Firm

The Company engages KPMG LLP as the independent registered accounting firm to audit the Company’s financial statements and internal control over financial reporting and express their opinion thereon. A copy of KPMG LLP’s attestation report on the Company’s internal control over financial reporting is set forth on the page that follows.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting change as the Company modifies and enhances its systems and processes to meet business needs.  Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.  While changes have taken place in internal controls during the year ended December 31, 2010, there have been no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

National Western Life Insurance Company:

We have audited National Western Life Insurance Company’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, National Western Life Insurance Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Western Life Insurance Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 16, 2011 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Houston, Texas
March 16, 2011

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2010 which has not been previously reported.

PART III

The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 17, 2011 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2010.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Listing of Financial Statements

See Attachment A, Index to Financial Statements and Schedules, on page 69 for a list of financial statements included in this report.

(a) 2.  Listing of Financial Statement Schedules

See Attachment A, Index to Financial Statements and Schedules, on page 69 for a list of financial statement schedules included in this report.

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

Exhibit 3(f)	-	Bylaws of National Western Life Insurance Company as amended through April 24, 1987 (incorporated by reference to Exhibit 3(f) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit 3ii(h)	-	Bylaws of National Western Life Insurance Company dated March 22, 2010 (incorporated by reference to Exhibit 3ii(h) to the Company’s Form 8-K March 22, 1010).

Exhibit 10(a)	-
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

Exhibit 10(cf)	-	National Western Life Insurance Company Non-Qualified Deferred Compensation Plan As Amended and Restated Effective as of January 1, 2009 (Exhibit 10(cf) to Form 10-K dated December 31, 2008).

Exhibit 10(cg)	-	First Amendment to The National Western Life Insurance Company Pension Plan As Amended and Restated Effective as of January 1, 2007 (Exhibit 10(cg) to Form 10-K dated December 31, 2008).

Exhibit 10(ch)	-	Amended National Western Life Insurance Company Group Excess Benefit Plan, effective May 1, 2009 (Exhibit 10(ch) to Form 10-Q dated March 31, 2009).

Exhibit 10(ci)	-	Revolving Credit Loan Agreement with Moody National Bank (Exhibit 10(ci) to 8-K dated August 31, 2009).

Exhibit 10(cj)	-	National Western Life Insurance Company 2009 Executive Officer Bonus Program (Exhibit 10(cj) to 8-K dated December 16, 2009).

Exhibit 10(ck)	-	National Western Life Insurance Company 2009 Domestic Marketing Officer Bonus Program (Exhibit 10(ck) to 8-K dated December 16, 2009).

Exhibit 10(cl)	-	National Western Life Insurance Company 2009 International Marketing Officer Bonus Program (Exhibit 10(cl) to 8-K dated December 16, 2009).

Exhibit 10(cm)	-	National Western Life Insurance Company 2009 Officer President Bonus Program (Exhibit 10(cm) to 8-K dated December 16, 2009).

Exhibit 10(cn)	-	Master Service Agreement between National Western Life Insurance Company and Flexible Architecture and Simplified Technology, Inc. dated March 30, 2010 (Exhibit 10(cn) to 8-K dated March 30, 2010).
Exhibit 10(co)	-	Amended national Western Life Insurance Company Pension Plan, effective January 1, 2008. (Exhibit 10(co) to 10-Q dated March 31, 2010).

Exhibit 10(cp)	-
Management/Consultant Agreement dated March 29, 2000 by and between Regent Care Operations, Limited Partnership and Regent Management Services, Limited Partnership. (Exhibit 10(cp) to Form 10-K /A dated December 31, 2010).

Exhibit 10(cq)	-
Management Agreement dated October 1, 2008 by and between Regent Care San Marcos B-3, Limited Partnership and Regent Management Services, Limited Partnership. (Exhibit 10(cp) to Form 10-K /A dated December 31, 2010).

Exhibit 10(cr)	-
Administrative Services Only Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company (ANICO) pertaining to ANICO Excess Benefit Plan. (Exhibit 10(cp) to Form 10-K /A dated December 31, 2010).

Exhibit 10(cs)	-
Premium Payment Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company (ANICO) pertaining to ANICO Excess Benefit Plan. (Exhibit 10(cp) to Form 10-K /A dated December 31, 2010).

Exhibit 10(ct)	-
Administrative Services Only Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company (ANICO) pertaining to ANICO Excess Benefit Plan. (Exhibit 10(cp) to Form 10-K /A dated December 31, 2010).

Exhibit 10(cu)	-
Premium Payment Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company (ANICO) pertaining to ANICO Excess Benefit Plan. (Exhibit 10(cp) to Form 10-K /A dated December 31, 2010).

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

(c) Financial Statement Schedules

The financial statement schedules required by Regulation S-K are listed as to location in Attachment A, Index to Financial Statements and Schedules, on page 69 of this report.

ATTACHMENT A

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the consolidated financial statements or notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
National Western Life Insurance Company:

We have audited the accompanying consolidated balance sheets of National Western Life Insurance Company and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of earnings, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and V. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Western Life Insurance Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments in 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Western Life Insurance Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
Houston, Texas
March 16, 2011

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(In thousands)

ASSETS	2010	2009

Investments:
Securities held to maturity, at amortized cost (fair value: $5,259,332 and $4,331,077)	$4,977,516	4,176,661
Securities available for sale, at fair value (amortized cost: $2,221,579 and $1,967,365)	2,390,107	2,050,079
Mortgage loans, net of allowance for possible losses ($3,962 and $5,033)	141,247	98,200
Policy loans	78,448	78,336
Derivatives, index options	80,284	89,915
Other long-term investments	29,569	32,829

Total Investments	7,697,171	6,526,020

Cash and short-term investments	80,332	108,866
Deferred policy acquisition costs	691,939	626,440
Deferred sales inducements	143,844	122,232
Accrued investment income	79,720	71,572
Federal income tax receivable	427	-
Other assets	80,515	63,605

	$8,773,948	7,518,735

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(In thousands except share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	2010	2009

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$7,108,599	5,988,665
Traditional life and annuity contracts	139,182	133,169
Other policyholder liabilities	151,526	128,931
Deferred Federal income tax liability	57,857	32,818
Federal income tax payable	-	13,197
Other liabilities	97,993	107,902

Total liabilities	7,555,157	6,404,682

COMMITMENTS AND CONTINGENCIES (Notes 4, 7, and 9)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,429,241 and 3,425,966 shares issued and outstanding in 2010 and 2009	3,429	3,426
Class B - $1 par value; 200,000 shares authorized, issued, and outstanding in 2010 and 2009	200	200
Additional paid-in capital	37,140	36,680
Accumulated other comprehensive income	50,408	17,760
Retained earnings	1,127,614	1,055,987

Total stockholders' equity	1,218,791	1,114,053

	$8,773,948	7,518,735

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands except per share amounts)

	2010	2009	2008
Premiums and other revenue:
Universal life and annuity contract charges	$127,192	145,651	133,424
Traditional life and annuity premiums	16,565	17,043	17,752
Net investment income	401,383	393,531	273,362
Other revenues	25,377	17,348	12,769
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(729)	(13,847)	(27,215)
Portion of OTTI losses recognized in other comprehensive income	-	8,326	-
Net OTTI losses recognized in earnings	(729)	(5,521)	(27,215)
Other net investment gains	6,204	354	987
Total net realized investment gains (losses)	5,475	(5,167)	(26,228)

Total revenues	575,992	568,406	411,079

Benefits and expenses:
Life and other policy benefits	52,929	48,997	39,759
Amortization of deferred policy acquisition costs	96,449	115,163	127,161
Universal life and annuity contract interest	266,603	242,816	138,960
Other operating expenses	55,448	92,192	55,630

Total benefits and expenses	471,429	499,168	361,510

Earnings before Federal income taxes	104,563	69,238	49,569

Federal income taxes	31,666	23,754	15,927

Net earnings	$72,897	45,484	33,642

Basic Earnings Per Share:
Class A	20.67	12.90	9.54
Class B	10.33	6.45	4.77

Diluted Earnings Per Share:
Class A	20.61	12.87	9.48
Class B	10.33	6.45	4.77

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008

Net earnings	$72,897	45,484	33,642

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	33,417	82,686	(66,789)
Net unrealized liquidity gains (losses)	600	(3,312)	-
Reclassification adjustment for net amounts included in net earnings	(2,566)	2,756	11,866
Amortization of net unrealized (gains) losses related to transferred securities	9	(34)	(31)

Net unrealized gains (losses) on securities	31,460	82,096	(54,954)

Foreign currency translation adjustments	(308)	(73)	(112)

Benefit plans:
Amortization of net prior service cost and net gain	1,496	1,095	(3,227)

Other comprehensive income (loss)	32,648	83,118	(58,293)

Comprehensive income (loss)	$105,545	128,602	(24,651)

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008
Common stock:
Balance at beginning of period	$3,626	3,626	3,622
Shares exercised under stock option plan	3	-	4

Balance at end of period	3,629	3,626	3,626

Additional paid-in capital:
Balance at beginning of period	36,680	36,680	36,236
Shares exercised under stock option plan	460	-	444

Balance at end of period	37,140	36,680	36,680

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	31,639	(53,770)	1,184
Change in unrealized gains (losses) during period	30,860	85,409	(54,954)

Balance at end of period	62,499	31,639	(53,770)

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(2,751)	-	-
Cumulative effect of change in accounting principle (See Note 1)	-	(507)	-
Amortization	38	43	-
Other-than-temporary impairments	-	(2,287)	-

Balance at end of period	(2,713)	(2,751)	-

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(562)	-	-
Other-than-temporary impairments	-	(581)	-
Recoveries	562	19	-

Balance at end of period	-	(562)	-

Foreign currency translation adjustments:
Balance at beginning of period	2,893	2,966	3,078
Change in translation adjustments during period	(308)	(73)	(112)
Balance at end of period	2,585	2,893	2,966

Benefit plan liability adjustment:
Balance at beginning of period	(13,459)	(14,554)	(11,327)
Amortization of net prior service cost and net gain	1,496	1,095	(3,227)

Balance at end of period	(11,963)	(13,459)	(14,554)

Accumulated other comprehensive income (loss) at end of period	50,408	17,760	(65,358)

(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008

Retained earnings:
Balance at beginning of period	1,055,987	1,011,265	978,892
Cumulative effect of change in accounting principle, net of tax (See Note 1)	-	507	-
Net earnings	72,897	45,484	33,642
Stockholder dividends	(1,270)	(1,269)	(1,269)

Balance at end of period	1,127,614	1,055,987	1,011,265

Total stockholders' equity	$1,218,791	1,114,053	986,213

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008

Cash flows from operating activities:
Net earnings	$72,897	45,484	33,642
Adjustments to reconcile net earnings to net cash provided by operating activities:
Universal life and annuity contract interest	266,603	242,816	142,707
Surrender charges and other policy revenues	(35,350)	(54,588)	(41,027)
Realized (gains) losses on investments	(6,932)	4,145	26,228
Accrual and amortization of investment income	(2,380)	(2,095)	(4,520)
Depreciation and amortization	2,386	(502)	2,292
(Increase) decrease in value of derivatives	(16,612)	(93,085)	17,480
(Increase) decrease in deferred policy acquisition and sales inducement costs	(124,191)	(34,348)	16,418
(Increase) decrease in accrued investment income	(8,148)	(6,699)	162
(Increase) decrease in other assets	(18,523)	(8,544)	(9,394)
Increase (decrease) in liabilities for future policy benefits	38,775	(4,361)	(1,142)
Increase in other policyholder liabilities	22,597	35,037	11,563
(Decrease) increase in Federal income tax liability	(6,023)	(23,898)	2,572
(Decrease) increase in other liabilities	(6,230)	37,415	(2,108)
Other, net	(1)	748	(248)

Net cash provided by operating activities	178,868	137,525	194,625

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	-	-	-
Securities available for sale	32,545	19,781	1,722
Other investments	4,779	1,920	1,404
Proceeds from maturities and redemptions of:
Securities held to maturity	833,157	958,491	520,839
Securities available for sale	78,175	91,378	206,510
Derivatives	80,497	56,808	53,805
Purchases of:
Securities held to maturity	(1,633,597)	(1,245,032)	(566,764)
Securities available for sale	(359,365)	(243,824)	(218,874)
Derivatives	(54,254)	(41,718)	(58,010)
Other investments	(2,212)	(21,245)	(261)
Principal payments on mortgage loans	21,943	11,533	16,609
Cost of mortgage loans acquired	(63,762)	(21,551)	(14,239)
(Increase) decrease in policy loans	(112)	941	4,495

Net cash used in investing activities	(1,062,206)	(432,518)	(52,764)

(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008

Cash flows from financing activities:
Dividends on common stock	$(1,270)	(1,269)	(1,269)
Deposits to account balances for universal life and annuity contracts	1,499,830	900,773	472,776
Return of account balances on universal life and annuity contracts	(643,911)	(563,371)	(591,114)
Issuance of common stock under stock option plan	463	-	448

Net cash provided by (used in) financing activities	855,112	336,133	(119,159)

Effect of foreign exchange	(308)	(70)	(112)

Net increase (decrease) in cash and short-term investments	(28,534)	41,070	22,590
Cash and short-term investments at beginning of year	108,866	67,796	45,206

Cash and short-term investments at end of year	$80,332	108,866	67,796

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$40	33	41
Income taxes	40,850	47,659	11,687

Noncash operating activities:
Deferral of sales inducements	28,985	22,917	3,747

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

Realized gains and losses for securities available for sale and securities held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold or called.  Decline in the fair value below cost that is deemed other-than-temporary is bifurcated in credit and noncredit declines.  The noncredit related declines are reclassified as unrealized losses in accumulated other comprehensive income (loss).  Credit losses are recorded in earnings and result in the establishment of a new cost basis for the security.  The new discount or reduced premium amount is amortized over the remaining life of the impaired debt security prospectively based on the amount and timing of future estimated cash flows.

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

Although there is credit risk in the event of nonperformance by counterparties to the indexed options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings.  In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which may further reduce the Company's credit exposure.  At December 31, 2010 and 2009, the fair values of indexed options owned by the Company totaled $80.3 million and $89.9 million, respectively.

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

A summary of information relative to deferred policy acquisition costs is provided in the table below.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Deferred policy acquisition costs, beginning of year	$626,440	701,984	664,805

Policy acquisition costs deferred:
Agents' commissions	184,616	121,138	100,254
Other	7,185	5,758	6,742

Total costs deferred	191,801	126,896	106,996

Amortization of deferred policy acquisition costs	(96,449)	(115,163)	(127,161)
Adjustments for unrealized (gains) losses on investment securities	(29,853)	(87,277)	57,344

Deferred policy acquisition costs, end of year	$691,939	626,440	701,984

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of information relative to deferred sales inducements is provided in the table below.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Deferred sales inducements, beginning of year	$122,232	120,955	104,029

Sales inducement costs deferred	51,093	36,755	19,462
Amortization of sales inducements	(22,108)	(13,838)	(15,715)
Adjustments for unrealized (gains) losses on investment securities	(7,373)	(21,640)	13,179

Deferred sales inducements, end of year	$143,844	122,232	120,955

Amortization of deferred policy acquisition costs decreased to $96.4 million for the year ended December 31, 2010 compared to $115.2 million reported in 2009, and $127.1 million in 2008.  An unlocking adjustment was recorded in the 2009 year which resulted in an increase of amortization of $5.2 million.  This unlocking adjustment was based upon changes to future mortality assumptions reflecting current experience studies and assumption changes to future policy maintenance expenses.  An unlocking adjustment was recorded in 2008 which resulted in an increase of amortization of $6.3 million.  This unlocking adjustment was based upon changes to future annuitizations and full surrenders reflecting current experience studies.  There were no unlocking adjustments in 2010.  True-up adjustments were also recorded in 2010, 2009 and 2008 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year’s experience resulting in $4.1 million, $8.4 million and $16.2 million increases in amortization, respectively.

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

A summary of direct premiums and deposits collected is provided below.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Annuity deposits	$1,431,011	837,577	410,133
Universal life insurance deposits	179,682	173,167	170,933
Traditional life and other premiums	19,385	19,580	20,698

Totals	$1,630,078	1,030,324	601,764

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

7.  Compensation costs related to the Company’s share based compensation plans are recognized in income based on intrinsic value at each reporting date under statutory accounting.  Share based compensation costs on share issued at exercise are recognized as a charge to additional paid in capital.  Compensation cost for exercises where share are not issued (shares repurchased or stock appreciation rights) is recognized in come.

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

	2010	2009	2008
	(In thousands)

Net gain from operations	$106,966	140,226	48,853

Net income	76,954	72,944	9,643

Unassigned surplus	821,097	763,134	659,490

Capital and surplus	878,451	817,042	696,574

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

In December 2008, the FASB issued new guidance which requires information to be disclosed on an annual basis pertaining to postretirement benefit plan assets. The Company would be required to separate plan assets into the three fair value hierarchy levels and provide a rollforward of the changes in fair value of plan assets classified as Level 3. The disclosures about plan assets are effective for fiscal years ending after December 15, 2009, and did not have an effect on the Company’s consolidated financial condition and results of operations.

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

On April 9, 2009 the FASB issued new guidance which amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational, and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance was effective for the Company as of June 30, 2009. The impact of its adoption is discussed below in Change in Accounting.  See also further discussion of other-than-temporary impairments in Note 3, Investments.

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

On June 12, 2009 the FASB issued new guidance that changes the way entities account for securitizations and special purpose entities. The guidance is effective as of the beginning of the Company’s first annual reporting period beginning after November 15, 2009 and did not have a significant impact on the consolidated financial position, results of operations, or disclosures.

During January 2010, FASB issued new guidance that requires more robust fair value disclosures about the different classes of assets and liabilities measured at fair value.  The adoption of this guidance did not have a significant impact on the consolidated financial position or results of operations.

During July 2010 the FASB issued new guidance that requires additional disclosures related to an entity’s financing receivables and the nature of its credit risks related to financing receivables.  The effective date is for interim and annual periods ending after December 15, 2010.  The adoption of this guidance, effective December 31, 2010, did not have a significant impact on the consolidated financial statements.

During October 2010 the FASB issued new guidance effecting insurance companies that incur costs in the acquisition of new and renewal insurance contracts.  The guidance address the diversity in practice regarding the interpretation for which costs relating to the acquisition of new or renewal business qualifies for deferral.  The new guidance specifies the acquisition costs which are capitalizable and those which must be expensed.  The effective date is for interim and annual periods ending after December 15, 2011.  The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

During January 2011 the FASB issued new guidance which defers the effective date of disclosures about troubled debt restructurings in Accounting Standards Update No. 2010-20, Receivables (Topic 310).  The new anticipated effective date is for interim and annual periods ending after June 15, 2011.  The adoption of this guidance will not have a significant impact on the consolidated financial statements.

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

(2)  DEPOSITS WITH REGULATORY AUTHORITIES

The following assets were on deposit with state and other regulatory authorities as required by law, at the end of each year.

	December 31,
	2010	2009
	(In thousands)

Debt securities held to maturity	$15,467	15,584
Debt securities available for sale	690	669
Short-term investments	475	500

Totals	$16,632	16,753

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  INVESTMENTS

(A)  Investment Income

The major components of net investment income are as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Gross investment income:
Debt securities	$363,483	332,207	321,234
Mortgage loans	9,191	6,346	7,223
Policy loans	5,352	5,901	6,096
Derivative gains (losses)	16,612	45,345	(65,676)
Money market investments	631	116	956
Other investment income	8,494	6,982	5,934

Total investment income	403,763	396,897	275,767
Investment expenses	2,380	3,366	2,405

Net investment income	$401,383	393,531	273,362

The Company had real estate investments that were non-income producing for the preceding twelve months totaling $3.2 million, $2.8 million and $1.5 million at December 31, 2010, 2009 and 2008, respectively.

(B)  Mortgage Loans and Real Estate

A financing receivable is a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in a company’s statement of financial position.  The Company’s mortgage loans on real estate are the only financing receivables included in the balance sheet.

In general, the Company originates loans on high quality, income-producing properties such as shopping centers, freestanding retail stores, office buildings, industrial and sales or service facilities, selected apartment buildings, motels, and health care facilities.  The location of these properties is typically in major metropolitan areas that offer a potential for property value appreciation. Credit and default risk is minimized through strict underwriting guidelines and diversification of underlying property types and geographic locations.  In addition to being secured by the property, mortgage loans with leases on the underlying property are often guaranteed by the lease payments and also by the borrower.  This approach has proven to result in quality mortgage loans with few defaults.  Mortgage loan interest income is recognized on an accrual basis with any premium or discount amortized over the life of the loan.  Prepayment and late fees are recorded on the date of collection.

The Company requires a minimum specified yield on mortgage loan investments.  Until recently the low interest rate environment resulted in fewer loan opportunities being available which met the Company's required rate of return.  This environment has recently started to change in 2010 and the Company increased its new mortgage loan activity which resulted in an increase of $68.5 million in total loans at the 2010 year-end.

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status.  If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Consolidated Statements of Income.  The loan is independently monitored and evaluated as to potential impairment or foreclosure.  If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly.  The Company has no loans past due 90 days which are accruing interest.

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as most of these investments were acquired through mortgage loan foreclosures.  Due to the bankruptcy filing by Circuit City in 2009, the Company foreclosed on one mortgage loan each during 2010 and 2009.  The Company also participates in several real estate joint ventures and limited partnerships that invest primarily in income-producing retail properties.  These investments have enhanced the Company's overall investment portfolio returns.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company held net investments in mortgage loans totaling $141.2 million and $98.2 million at December 31, 2010 and 2009, respectively.  The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2010		December 31, 2009
Mortgage Loans by Geographic Region:	Amount	%	Amount	%
	(In thousands)		(In thousands)

West South Central	$69,222	49.0	$57,238	58.3
East North Central	17,349	12.3	10,686	10.9
New England	19,731	14.0	-	-
Mountain	16,632	11.8	22,007	22.4
Pacific	6,973	4.9	2,340	2.4
East South Central	5,468	3.9	-	-
South Atlantic	3,592	2.5	3,570	3.6
Middle Atlantic	2,280	1.6	2,359	2.4

Totals	$141,247	100.0	$98,200	100.0

	December 31, 2010		December 31, 2009
Mortgage Loans by Property Type:	Amount	%	Amount	%
	(In thousands)		(In thousands)

Retail	$85,920	60.8	$63,928	65.1
Hotel/Motel	24,334	17.2	19,996	20.4
Land/Lots	12,585	8.9	2,473	2.5
Apartments	9,181	6.5	6,167	6.3
Office	9,029	6.4	5,634	5.7
All other	198	0.2	2	-

Totals	$141,247	100.0	$98,200	100.0

	December 31, 2010		December 31, 2009
Mortgage Loans by Loan-to-Value Ratio (1):	Amount	%	Amount	%
	(In thousands)		(In thousands)

Less than 50%	$48,966	34.7	$28,648	29.2
50% to 60%	29,746	21.0	28,298	28.8
60% to 70%	22,769	16.1	29,318	29.9
70% to 80%	1,923	1.4	5,153	5.2
80% to 90%	-	-	-	-
Greater than 90%	37,843	26.8	6,783	6.9

Totals	$141,247	100.0	$98,200	100.0

(1)  Loan-to-Value Ratio using the most recent appraised value

The increase in the greater than 90% category in 2010 compared to 2009 is related to new loans made with a long standing borrower which are backed by the investment property, contracted leases and the guarantee of the borrower.

The Company does not consider its mortgage loans to be a separate portfolio segment.  The Company considers its primary class to be property type and primarily uses loan-to-value as its credit risk quality indictor. All loans within the portfolio are analyzed quarterly in order to monitor the financial quality of these assets. Based on ongoing monitoring, mortgage loans with a likelihood of becoming delinquent are identified and placed on an internal “watch list”. Among the criteria that would indicate a potential problem are: major tenant vacancies or bankruptcies, late payments, and loan relief/restructuring requests. The mortgage loan portfolio is analyzed for the need for a valuation allowance on any loan that is on the internal watch list, in the process of foreclosure or that currently has a valuation allowance.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When it is determined that a loan is impaired, a loss is recognized for the difference between the carrying amount of the mortgage loan and the estimated value reduced by the cost to sell. Estimated value is typically based on the loan’s observable market price or the fair value of the collateral less cost to sell. Impairments and changes in the valuation allowance are reported in net realized capital gains (losses) in the consolidated statements of earnings.

The Company recognized valuation losses of $0.4 million, $1.4 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The principle balance requiring the valuation allowance was $7.0 million, $9.2 million and $9.2 million in 2010, 2009, and 2008, respectively.  The amount of interest recorded while these loans were impaired was $0.1 million, $0.3 million and $0.5 million in 2010, 2009, and 2008, respectively.  The impairments were based on information which indicated that the Company may not collect all amounts in accordance with the mortgage agreement. While the Company closely monitors its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

The following table represents the mortgage loan allowance for the years ended December 31, 2010 and 2009:

	2010	2009
	(In thousands)

Balance, beginning of period	$5,033	4,587
Provision	385	1,461
Releases	(1,456)	(1,015)

Balance, end of period	$3,962	5,033

The Company does not recognize interest income on loans past due ninety days or more.  The Company had one mortgage loan past due six months or more with a principal balance totaling $7.0 million at December 31, 2010 and two loans in 2009 with total principal balance of $7.0 million.  There was no interest income not recognized in 2010 and 2009 for past due loans and approximately $0.4 million not recognized in 2008.

The contractual maturities of mortgage loan principal balances at December 31, 2010 and 2009 were as follows:

	December 31, 2010		December 31, 2009
Principal Balance by Contractual Maturity:	Amount	%	Amount	%
	(In thousands)		(In thousands)

Due in one year or less	$3,724	2.5	$15,407	14.8
Due after one year through five years	53,330	36.5	22,678	21.9
Due after five years through ten years	50,341	34.5	64,032	61.7
Due after ten years through fifteen years	17,075	11.7	1,650	1.6
Due after fifteen years	21,595	14.8	-	-

Totals	$146,065	100.0	$103,767	100.0

The Company's real estate investments totaled approximately $20.1 million at December 31, 2010 and 2009, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of the Company.  The Company’s real estate holdings are reflected in other long-term investments in the accompanying consolidated financial statements.  The Company records real estate at the lower of cost or fair value less estimated cost to sell, which is determined on an individual asset basis.  The Company recognized operating income on these properties of approximately $1.6 million, $1.2 million and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment losses of $0.1 million in 2010 and 2008 associated with these properties.  There was no recorded net realized gain or loss in 2009.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C)  Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2010.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
U.S. Agencies	$154,265	2,955	(3,406)	153,814

U.S. Treasury	1,909	436	-	2,345

States and political subdivisions	328,263	3,050	(10,538)	320,775

Foreign governments	9,970	1,097	-	11,067

Public utilities	714,760	52,867	(6,311)	761,316

Corporate	1,799,621	131,867	(12,300)	1,919,188

Mortgage-backed	1,923,402	130,463	(8,250)	2,045,615

Home equity	25,569	327	(1,265)	24,631

Manufactured housing	19,757	911	(87)	20,581

Totals	$4,977,516	323,973	(42,157)	5,259,332

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents amortized costs and fair values of securities available for sale at December 31, 2010.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
States and political subdivisions	$3,942	-	(474)	3,468

Foreign governments	10,296	655	-	10,951

Public utilities	334,018	28,662	(126)	362,554

Corporate	1,638,828	124,330	(3,271)	1,759,887

Mortgage-backed	206,380	13,165	(1,080)	218,465

Home equity	12,754	-	(3,545)	9,209

Manufactured housing	9,306	1,037	-	10,343
	2,215,524	167,849	(8,496)	2,374,877

Equity private	195	7,370	-	7,565

Equity public	5,860	1,930	(125)	7,665

Totals	$2,221,579	177,149	(8,621)	2,390,107

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2009.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
U.S. Agencies	$103,176	2,450	(810)	104,816

U.S. Treasury	1,916	401	-	2,317

States and political subdivisions	140,393	2,379	(1,054)	141,718

Foreign governments	9,963	792	-	10,755

Public utilities	625,661	33,345	(897)	658,109

Corporate	1,511,565	71,255	(27,804)	1,555,016

Mortgage-backed	1,730,319	83,911	(3,515)	1,810,715

Home equity	28,910	196	(5,853)	23,253

Manufactured housing	24,758	384	(764)	24,378

Totals	$4,176,661	195,113	(40,697)	4,331,077

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents amortized costs and fair values of securities available for sale at December 31, 2009.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
States and political subdivisions	$20,490	-	(1,519)	18,971

Foreign governments	10,358	959	-	11,317

Public utilities	322,653	16,845	(769)	338,729

Corporate	1,349,878	72,862	(12,880)	1,409,860

Mortgage-backed	233,841	8,661	(5,518)	236,984

Home equity	13,508	-	(4,757)	8,751

Manufactured housing	10,684	794	(25)	11,453
	1,961,412	100,121	(25,468)	2,036,065

Equity private	195	6,962	-	7,157

Equity public	5,758	1,277	(178)	6,857

Totals	$1,967,365	108,360	(25,646)	2,050,079

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

In addition, the Company is exposed to credit risk which is continually monitored relating to security holdings.  Credit risk is the risk that an issuer of a security will not be able to fulfill their obligations relative to a security payment schedule.  The Company has reviewed relative information for all issuers in an unrealized loss position at December 31, 2010 including market pricing history, credit ratings, analyst reports, as well as data provided by the issuers themselves.  The Company then made a determination on each specific issuer relating to other-than-temporary impairment.  For the securities that have not been impaired at December 31, 2010, the Company intends to hold these securities until recovery in fair value and expects to receive all amounts due relative to principal and interest.

The Company held below investment grade debt securities totaling $143.5 million and $155.3 million at December 31, 2010 and 2009, respectively. These amounts represent 1.9% and 2.4% of total invested assets for December 31, 2010 and 2009, respectively.  Below investment grade holdings are the result of downgrades subsequent to purchase, as the Company only invests in high quality securities with ratings quoted as investment grade.  Below investment grade securities generally have greater default risk than higher rated corporate debt.  The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2010 the Company recorded net realized gains totaling $5.5 million related to the disposition of investment securities.  The net realized gains included $0.7 million of losses for other-than-temporary impairment write-downs on investments in debt securities. For the years ended December 2009 and 2008, the Company recorded realized losses totaling $5.1 million and $21.8 million, respectively, for other-than-temporary impairment write-downs on investments in debt securities.

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2010.

	Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Debt securities:
U.S. Government agencies	$112,150	(3,406)	-	-	112,150	(3,406)

State and political subdivisions	215,435	(10,212)	6,265	(326)	221,700	(10,538)

Public utilities	124,965	(6,311)	-	-	124,965	(6,311)

Corporate bonds	265,409	(6,055)	76,758	(6,245)	342,167	(12,300)

Mortgage-backed	175,261	(8,250)	-	-	175,261	(8,250)

Home equity	5,709	(66)	13,207	(1,199)	18,916	(1,265)

Manufactured housing	1,607	-	2,927	(87)	4,534	(87)

Total temporarily impaired securities	$900,536	(34,300)	99,157	(7,857)	999,693	(42,157)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2010.

	Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Debt securities:
State and political subdivisions	$1,527	(93)	1,941	(381)	3,468	(474)

Public utilities	1,872	(126)	-	-	1,872	(126)

Corporate bonds	141,542	(2,430)	27,853	(841)	169,395	(3,271)

Mortgage-backed	1,005	(1)	15,077	(1,079)	16,082	(1,080)

Home equity	-	-	9,209	(3,545)	9,209	(3,545)

Manufactured housing	-	-	-	-	-	-
	145,946	(2,650)	54,080	(5,846)	200,026	(8,496)

Equity public	325	(32)	372	(93)	697	(125)

Total temporarily impaired securities	$146,271	(2,682)	54,452	(5,939)	200,723	(8,621)

Liquidity in the bond market improved in 2010 as economic and market conditions started to stabilize.  Although the unrealized losses declined substantially in 2010, there continues to be uncertainty in the bond markets regarding the economic recovery and some unrealized losses remain in the Company’s portfolio.  The Company does not consider these investments to be other-than-temporarily impaired because the Company does not intend to sell these securities until recovery in fair value and expects to receive all amounts due relative to principal and interest.

The Company does not consider securities to be other-than-temporarily impaired where the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality where we anticipate a recovery of all amounts due under the contractual terms of the security and have the intent and ability to hold until recovery or maturity.  Based on the Company’s review in concert with the Company’s ability and intent to hold these securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

Debt securities. The gross unrealized losses for debt securities are made up of 234 individual issues, or 22.9% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 96.0%.  Of the 234 securities, 30, or approximately 12.8%, fall in the 12 months or greater aging category; and 224 were rated investment grade at December 31, 2010.  Additional information on debt securities by investment category is summarized below.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. treasury.  No securities had a gross unrealized loss.

U.S. government agencies.  Eight securities had unrealized losses.  All are rated AAA.

State and political subdivisions.  The unrealized losses on these investments are the result of holdings in 108 securities.  Of these securities, all are rated A or above except 3 which are rated BBB and BBB+.  Based on these facts and the Company's intent to hold to maturity, no other-than-temporary loss was recognized as of December 31, 2010.

Foreign governments.  No securities had a gross unrealized loss.

Public utilities.  Of the 15 securities, all are rated BBB or above.  At this time, the Company does not consider any of these unrealized losses as other-than-temporary.

Corporate bonds. Corporate securities with unrealized losses are reviewed based on monitoring procedures described previously; including review of the amount of the unrealized loss, the length of time that the issue has been in an unrealized loss position, credit ratings, analyst reports, and recent issuer financial information.  A total of 76 securities had unrealized losses; with 6 issues rated below investment grade. More extensive analysis was performed on these 6 issues.  Based on the work performed, none of the unrealized losses are considered other-than-temporarily impaired at December 31, 2010.

Mortgage-backed securities. Of the 18 securities, all are rated AAA except 1, which is rated CCC.  The Company generally purchases these investments at a discount relative to their face amount and it is expected that the securities will not be settled at a price less than the stated par.  Because the decline in market value is attributable to the current illiquidity in the market and not credit quality, and because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, and based on the lack of adverse changes in expected cash flows, the Company does not consider these AAA rated investments and 1 CCC rated investment to be other-than-temporarily impaired at December 31, 2010.

Home equity. Of the 7 securities, 6 are rated AAA and 1 is rated CC.  The Company performs a quarterly cash flow analysis on asset-backed securities that are rated below AA.  Based on the lack of adverse changes in expected cash flows, the 1 issue rated CC is not considered impaired.  1 AAA security was other-than-temporarily impaired due to adverse cash flows.

Manufactured housing.  Of the 2 securities with an unrealized loss, both are rated A or below.  Based on lack of adverse changes in expected cash flows, 1 of the securities below A is not considered other-than-temporarily impaired. One security was other-than-temporarily impaired due to adverse cash flows.

Equity securities.  The gross unrealized losses for equity securities are made up of 20 individual issues.  These holdings are reviewed for impairment quarterly.  As of December 31, 2010, 6 equity securities were other-than-temporarily impaired.  Total other-than-temporary impairments taken in 2010 on equities were $0.1 million.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2009.

	Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Debt securities:
U.S. Government agencies	$69,188	(810)	-	-	69,188	(810)

State and political subdivisions	60,382	(954)	3,284	(100)	63,666	(1,054)

Public utilities	48,130	(308)	19,364	(589)	67,494	(897)

Corporate bonds	130,981	(1,510)	236,663	(26,294)	367,644	(27,804)

Mortgage-backed	33,917	(489)	57,337	(3,026)	91,254	(3,515)

Home equity	3,030	(976)	13,815	(4,877)	16,845	(5,853)

Manufactured housing	1,341	(69)	7,423	(695)	8,764	(764)

Total temporarily impaired securities	$346,969	(5,116)	337,886	(35,581)	684,855	(40,697)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2009.

	Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
State and political subdivisions	$-	-	18,971	(1,519)	18,971	(1,519)

Public utilities	16,597	(272)	17,118	(497)	33,715	(769)

Corporate bonds	18,730	(166)	199,968	(12,714)	218,698	(12,880)

Mortgage-backed	21,953	(370)	21,036	(5,148)	42,989	(5,518)

Home equity	-	-	8,751	(4,757)	8,751	(4,757)

Manufactured housing	3,774	(24)	119	(1)	3,893	(25)
	61,054	(832)	265,963	(24,636)	327,017	(25,468)

Equity public	196	(21)	1,316	(157)	1,512	(178)

Total temporarily impaired securities	$61,250	(853)	267,279	(24,793)	328,529	(25,646)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of investments in debt securities at December 31, 2010, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$57,970	60,119	117,727	118,612

Due after 1 year through 5 years	905,309	976,032	746,355	799,359

Due after 5 years through 10 years	980,709	1,057,599	1,680,405	1,793,278

Due after 10 years	43,096	43,110	464,301	457,256
	1,987,084	2,136,860	3,008,788	3,168,505

Mortgage and asset-backed securities	228,440	238,017	1,968,728	2,090,827

Total	$2,215,524	2,374,877	4,977,516	5,259,332

The Company uses the specific identification method in computing realized gains and losses.  The table below details the nature of realized gains and losses, excluding impairments, during the year.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Available for sale debt securities:
Realized gains on disposal	$4,174	356	1,811
Realized losses on disposal	(153)	(280)	-
Held to maturity debt securities:
Realized gains on redemption	2,407	1,628	154
Realized losses on redemption	-	(19)	-
Equity securities realized gains	106	189	102
Real estate	(178)	(52)	-
Mortgage loans	(387)	(1,461)	(1,020)
Other	235	(7)	(60)

Totals	$6,204	354	987

Due to significant credit deterioration in 2009 and 2008, one bond from the held to maturity portfolio was transferred to available for sale and subsequently sold in 2009.  The sale resulted in an insignificant realized gain in 2009.  No transfers were made out of held to maturity to available for sale in 2010.

Except for U.S. government agency mortgage-backed securities, the Company had no other investments in any entity in excess of 10% of stockholders' equity at December 31, 2010 or 2009.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents net impairment losses recognized in earnings for the periods indicated.

	December 31,
	2010	2009	2008
	(In thousands)

Total other-than-temporary impairment losses on debt securities	$(670)	(13,491)	(21,803)
Portion of loss recognized in comprehensive income	-	8,386	-

Net impairment losses on debt securities recognized in earnings	(670)	(5,105)	(21,803)
Equity securities impairments	(59)	(416)	(5,412)

Totals	$(729)	(5,521)	(27,215)

For the year ended December 31, 2010, the Company recognized $0.6 million as other-than-temporary impairments on five held to maturity securities and one available for sale asset-backed security which was recognized in earnings as a credit loss.  The credit component of the impairment was determined to be the difference between amortized cost and the present value of the cash flows expected to be received, discounted at the original yield. The significant inputs used to project cash flows are estimated future prepayment rates, default rates and default loss severity.  Prior to adoption of the FASB guidance issued on April 9, 2009, the amount of impairment recognized in earnings was the difference between amortized cost and fair value.

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

	Year Ended December 31,2010	Nine Months* Ended December 31, 2009

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$327	28

Additions for credit losses not previously recognized in other-than-temporary impairments	670	299

Ending balance, cumulative credit losses related to other-than-temporary impairments	$997	327

*Since the adoption date of the FASB GAAP guidance.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(D)  Net Unrealized Gains (Losses)

Net unrealized gains (losses) on investment securities included in stockholders' equity at December 31, 2010 and 2009, are as follows:

	December 31,
	2010	2009
	(In thousands)

Gross unrealized gains	$177,412	108,360
Gross unrealized losses	(15,447)	(32,922)
Adjustments for:
Deferred policy acquisition costs and sales inducements	(69,561)	(32,567)
Deferred Federal income tax expense	(32,692)	(15,006)
	59,712	27,865

Net unrealized gains related to securities transferred to held to maturity	74	461

Net unrealized gains on investment securities	$59,786	28,326

(E)  Transfer of Securities

For the years ended December 31, 2010 and 2009, the Company made transfers totaling $15.8 million and $55.2 million, respectively to the held to maturity category from securities available for sale.  Lower holdings of securities available for sale reduce the Company's exposure to market price volatility, while still providing securities available for liquidity and asset/liability management purposes. The transfers of securities were recorded at fair value in accordance with GAAP, which requires that the $0.6 million unrealized holding loss at the date of the transfer continue to be reported in a separate component of stockholders' equity and be amortized over the remaining lives of the securities as an adjustment of yield, in a manner consistent with the amortization of any premium or discount.

(4)  REINSURANCE

Effective January 1, 2004, the Company began reinsuring any risk on any one life in excess of $250,000, subject to a minimum amount ceded of $50,000.  The Company's general policy prior to that date was to reinsure that portion of any risk in excess of $200,000 on the life of any one individual.  Total life insurance in force was $19.7 billion and $18.7 billion at December 31, 2010 and 2009, respectively.  Of these amounts, life insurance in force totaling $6.5 billion and $5.9 billion was ceded to reinsurance companies, primarily on a yearly renewable term basis, at December 31, 2010 and 2009 respectively.  In accordance with the reinsurance contracts, reinsurance receivables including amounts related to claims incurred but not reported and liabilities for future policy benefits totaled $17.7 million and $12.6 million at December 31, 2010 and 2009, respectively. Premiums and contract revenues were reduced by $21.9 million, $20.7 million and $20.4 million for reinsurance premiums ceded during 2010, 2009 and 2008, respectively. Benefit expenses were reduced by $24.4 million, $16.0 million and $7.7 million, for reinsurance recoveries during 2010, 2009 and 2008, respectively. A contingent liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to meet their obligations under the existing agreements.  The Company does not assume reinsurance.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  FEDERAL INCOME TAXES

Total Federal income taxes were allocated as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Taxes (benefits) on earnings from continuing operations:
Current	$27,468	62,678	19,871
Deferred	4,198	(38,924)	(3,944)

Taxes on earnings	31,666	23,754	15,927

Taxes (benefits) on components of stockholders' equity:
Net unrealized gains and losses on securities available for sale	17,024	44,454	(29,590)
Foreign currency translation adjustments	(191)	(40)	(60)
Change in benefit liability	805	590	(1,738)

Total Federal income taxes (benefit)	$49,304	68,758	(15,461)

The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate to earnings before Federal income taxes. The reasons for the differences and the corresponding tax effects are as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Income tax expense at statutory rate	$36,597	24,234	17,349
Dividend received deduction	(1,077)	(1,059)	(1,155)
Tax exempt interest	(1,854)	(1,699)	(1,374)
Non deductible salary expense	-	373	-
Tax adjustment on foreign operations	(482)	537	422
Tax adjustment related to return	(1,944)	408	240
Nondeductible insurance	160	160	134
Nondeductible meals	30	109	139
Amortization of LSM Trust	113	112	111
Other	123	579	61

Taxes on earnings from continuing operations	$31,666	23,754	15,927

There were no deferred taxes attributable to enacted tax rate changes for the years ended December 31, 2010, 2009 and 2008.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below.

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Future policy benefits, excess of financial accounting liabilities over tax liabilities	$241,422	198,967
Investment securities write-downs for financial accounting purposes	8,268	10,032
Pension liabilities	6,008	6,791
Accrued operating expenses recorded for financial accounting purposes not currently tax deductible	6,849	13,325
Mortgage loans, principally due to valuation allowances for financial accounting purposes	1,387	1,762
Accrued and unearned investment income recognized for tax purposes and deferred for financial accounting purposes	266	175
Capital loss carryforward	2,029	2,778
Other	-	244

Total gross deferred tax assets	266,229	234,074

Deferred tax liabilities:
Deferred policy acquisition and sales inducement costs, principally expensed for tax purposes	(279,251)	(241,008)
Debt securities, principally due to deferred market discount for tax	(7,240)	(6,014)
Real estate, principally due to adjustments for financial accounting purposes	(183)	(83)
Net unrealized gains on securities available for sale	(32,708)	(15,503)
Foreign currency translation adjustments	(59)	(1,926)
Fixed assets, due to different bases	(4,594)	(2,358)
Other	(51)	-

Total gross deferred tax liabilities	(324,086)	(266,892)

Net deferred tax liabilities	$(57,857)	(32,818)

There was no valuation allowance for deferred tax assets at December 31, 2010 and 2009.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with GAAP, the Company assessed whether it had any significant uncertain tax positions and determined that there were none.  Accordingly, no reserve for uncertain tax positions was recorded.   Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to record such accruals in its income tax accounts; no such accruals exist as of December 31, 2010 or 2009. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2005.

During 2008, the Company was notified that its 2005 tax return amendment, which was filed September 2007, was being audited by the IRS.  The audit closed in the third quarter of 2010 with the Company receiving $2.0 million, including interest, which approximated the amount claimed in the amended 2005 tax return.

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

(6)  TRANSACTIONS WITH CONTROLLING STOCKHOLDER

Robert L. Moody, Chairman of the Board of Directors, owns 99% of the total outstanding shares of the Company's Class B common stock and 33.8% of the Class A common stock as of December 31, 2010.

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

Obligations and Funded Status

	December 31,
	2010	2009
	(In thousands)
Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$18,495	17,764
Interest cost	1,034	1,048
Actuarial loss	1,102	779
Benefits paid	(1,129)	(1,096)

Projected benefit obligations at end of year	19,502	18,495

Changes in plan assets:
Fair value of plan assets at beginning of year	15,072	12,031
Actual return on plan assets	1,622	1,998
Contributions	571	2,139
Benefits paid	(1,129)	(1,096)

Fair value of plan assets at end of year	16,136	15,072

Funded status at end of year	$(3,366)	(3,423)

	December 31,
	2010	2009
	(In thousands)

Amounts recognized in the Company's consolidated financial statements:
Assets	$-	-
Liabilities	(3,366)	(3,423)

Net amount recognized	$(3,366)	(3,423)

Amounts recognized in accumulated other comprehensive income:
Net loss	$7,981	7,965
Prior service cost	19	23

Net amount recognized	$8,000	7,988

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation was $19.5 million and $18.5 million at December 31, 2010 and 2009, respectively.

Components of Net Periodic Benefit Cost
	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Components of net periodic benefit costs:
Interest cost	$1,034	1,048	1,036
Expected return on plan assets	(1,035)	(914)	(1,140)
Amortization of prior service cost	4	4	4
Amortization of net loss	499	593	242

Net periodic benefit cost	502	731	142

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	515	(305)
Amortization of prior service cost	(4)	(4)
Amortization of net gain	(499)	(593)

Total recognized in other comprehensive income	12	(902)

Total recognized in net periodic benefit cost and other comprehensive income	$514	(171)

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2011 will be based on the average expected future service of plan participants.  The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2011 will be minimal.

Assumptions
	December 31,
	2010	2009

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.25%	5.75%
Rate of compensation increase	n/a	n/a

	December 31,
	2010	2009	2008

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.75%	6.00%	6.00%
Expected long-term return on plan assets	7.00%	7.50%	7.50%
Rate of compensation increase	n/a	n/a	n/a

The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on the long-term investment policy of the plan and the various classes of invested funds, based on the input of the plan’s investment advisors and consulting actuary and the plan’s historic rate of return.  As of December 31, 2010, the plan’s average 10-year and inception-to-date returns were 2.95% and 6.74%, respectively.

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

Plan Assets

As discussed in Note 14, Fair Values of Financial Instruments, the Company adopted GAAP guidance which defines fair value and establishes a framework for measuring fair value of financial assets.  Using this guidance, the Company has categorized its pension plan assets into a three level hierarchy, based on the priority of inputs to the valuation process.  The fair value hierarchy classifications are reviewed annually. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes.  The following table sets forth the Company’s pension plan assets within the fair value hierarchy as of December 31, 2010.

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash	$950	950	-	-
Equity securities
Domestic	9,519	9,519	-	-
International	549	549	-	-
Debt securities
U.S. government agencies	3,381	-	3,381	-
Corporate bonds	1,737	-	1,737	-

Total	$16,136	11,018	5,118	-

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

Cash and short-term investments.  The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

The plan’s weighted-average asset allocations by asset category are as follows:

	December 31,
	2010	2009	2008

Asset Category:
Equity securities	62%	58%	58%
Debt securities	32%	34%	36%
Cash and cash equivalents	6%	8%	6%

Total	100%	100%	100%

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

The Pension Plan is a highly diversified portfolio; the 73% of the pension assets not invested in cash or U.S. Government agencies is allocated among 170 different investments, with no single credit representing more than 2.5% of the fair value of the portfolio.  The investment policy statement sets forth the following acceptable ranges for each asset's class.

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

Contributions

The Company expects to contribute $406,000 to the plan during 2011 although additional amounts may be contributed.  The plan’s funding status is reviewed periodically throughout the year by the Company’s Pension Plan Committee.  The Company intends to contribute at least the minimum amounts necessary for tax compliance and to maintain an Adjusted Funding Target Attainment Percentage (AFTAP) of over 80% to meet the Pension Protection Act Plan’s threshold.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2011	$1,240
2012	1,258
2013	1,261
2014	1,260
2015	1,242
2016-2020	6,468

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

A detail of plan disclosures related to the amendments of the original plan and the additional two plans is provided below:

Obligations and Funded Status

	December 31,
	2010	2009
	(In thousands)
Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$21,398	20,740
Service cost	53	149
Interest cost	1,063	1,234
Actuarial (gain) loss	(1,275)	1,257
Benefits paid	(1,982)	(1,982)

Projected benefit obligations at end of year	19,257	21,398

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Contributions	1,982	1,982
Benefits paid	(1,982)	(1,982)

Fair value of plan assets at end of year	-	-

Funded status at end of year	$(19,257)	(21,398)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2010	2009
	(In thousands)

Amounts recognized in the Company's consolidated financial statements:
Assets	$-	-
Liabilities	(19,257)	(21,398)

Net amount recognized	$(19,257)	(21,398)

Amounts recognized in accumulated other comprehensive income:
Net loss	$8,122	10,055
Prior service cost	996	1,512

Net amount recognized	$9,118	11,567

The accumulated benefit obligation was $18.6 million and $18.9 million at December 31, 2010 and 2009, respectively.

Components of Net Periodic Benefit Cost
	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Components of net periodic benefit cost:
Service cost	$53	149	586
Interest cost	1,063	1,233	1,190
Amortization of prior service cost	516	1,039	1,039
Amortization of net loss	658	792	707

Net periodic benefit cost	2,290	3,213	3,522

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	(1,275)	1,257
Amortization of prior service cost	(516)	(1,039)
Amortization of net gain	(658)	(792)

Total recognized in other comprehensive income	(2,449)	(574)

Total recognized in net periodic benefit cost and other comprehensive income	$(159)	2,639

The estimated net loss to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2011 will be based on the average expected future service of plan participants.  The estimated prior service cost to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2011 will be $0.1 million.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions
	December 31,
	2010	2009

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.25%	5.75%
Rate of compensation increase	4.00%	4.00%

	December 31,
	2010	2009	2008

Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	5.75%	6.00%	6.00%
Expected long-term return on plan assets	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%

The plan is unfunded and therefore no assumption has been made related to the expected long-term return on plan assets.

Plan Assets

The plan is unfunded and therefore had no assets at December 31, 2010 or 2009.

Contributions

The Company expects to contribute $2.0 million to the plan in 2011.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2011	$1,982
2012	1,982
2013	1,982
2014	1,982
2015	1,982
2016-2020	9,908

(B)  Defined Contribution Pension Plans

In addition to the defined benefit pension plans, the Company sponsors a qualified 401(k) plan for substantially all employees and a non-qualified deferred compensation plan primarily for senior officers.  The Company made annual contributions to the 401(k) plan of one percent of each employee's compensation in 2010 and 2009, respectively.  Additional Company matching contributions of up to two percent of each employee's compensation are also made each year based on the employee's personal level of salary deferrals to the plan. All Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2010, 2009 and 2008, Company contributions totaled $429,000, $351,000 and $344,000, respectively.

The non-qualified deferred compensation plan was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional Company contributions. Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2010, 2009 and 2008, Company contributions totaled $64,000, $60,000 and $46,000, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C)  Defined Benefit Postretirement Plans

The Company sponsors two health care plans that were amended in 2004 to provide postretirement benefits to certain fully-vested individuals.  The plans are unfunded.  The Company uses a December 31 measurement date for the plans.  A detail of plan disclosures related to these plans is provided below:

Obligations and Funded Status
	December 31,
	2010	2009
	(In thousands)
Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$2,351	2,330
Interest cost	137	130
Actuarial loss (gain)	240	(105)
Benefits paid	-	(4)

Projected benefit obligations at end of year	2,728	2,351

Changes in plan assets:
Fair value of plan assets at beginning of year	-	-
Contributions	-	4
Benefits paid	-	(4)

Fair value of plan assets at end of year	-	-

Funded status at end of year	$(2,728)	(2,351)

	December 31,
	2010	2009
	(In thousands)

Amounts recognized in the Company's consolidated financial statements:
Assets	$-	-
Liabilities	(2,728)	(2,351)

Net amount recognized	$(2,278)	(2,351)

Amounts recognized in accumulated other comprehensive income:
Net loss	$411	171
Prior service cost	876	979

Net amount recognized	$1,287	1,150

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Benefit Cost
	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Components of net periodic benefit cost:
Interest cost	$137	130	134
Amortization of prior service costs	103	103	103
Amortization of net loss	-	-	7

Net periodic benefit cost	240	233	244

Other change in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	240	(106)
Amortization of prior service cost	(103)	(103)

Total recognized in other comprehensive income	137	(209)

Total recognized in net periodic benefit cost and other comprehensive income	$377	24

The estimated net loss to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2011 will be based on the average expected future service of plan participants.  The estimated prior service cost to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2011 will be $0.1 million.

Assumptions
	December 31,
	2010	2009

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.25%	5.75%
Expected long-term return on plan assets	n/a	n/a

For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2011 and future years.

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans.  A one percentage point change in assumed health care cost trend rates would have the following effects for the years ended December 31:

	2010		2009
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
	(In thousands)

Effect on total of service and interest cost components	$29	(22)	24	(19)

Effect on postretirement benefit obligation	$573	(446)	445	(351)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

The plans are unfunded and therefore had no assets at December 31, 2010 and 2009.

Contributions

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2011	$73
2012	79
2013	86
2014	94
2015	103
2016-2020	670

(8)  SHORT-TERM BORROWINGS

The Company has available a $40 million bank line of credit (with Moody National Bank, a related party) primarily for cash management purposes relating to investment transactions.  The Company is required to maintain a collateral security deposit in trust with the sponsoring bank equal to 110% of any outstanding liability. The Company had no outstanding liabilities with the bank at December 31, 2010 or 2009.  The Company had assets having an amortized value of $45.9 million on deposit with the lender at year end 2010.

(9)  COMMITMENTS AND CONTINGENCIES

(A)  Legal Proceedings

The Company was a defendant in a class action lawsuit initially filed on September 17, 2004, in the Superior Court of the State of California for the County of Los Angeles.  The California state court certified a class consisting of certain California policyholders age 65 and older alleging violations under California Business and Professions Code section 17200.  The court additionally certified a subclass of 36 policyholders alleging fraud against their agent, and vicariously against the Company.  The California Insurance Department intervened in this case asserting that the Company violated California insurance laws.  The parties to this case became involved in court-ordered mediation and ongoing negotiations.  On February 22, 2010, the Company reported in a Form 8-K filing a settlement agreement with the plaintiffs and plaintiff in intervention providing a settlement benefit of approximately $17 million which was included in the Company’s legal accrual provision at December 31, 2009.  The settlement agreement was given final court approval at a Fairness Hearing on August 20, 2010.  Including attorney’s fees, policy benefits and other considerations, the Company paid out approximately $22.4 million in the third and fourth quarters of 2010.

The Company is currently a defendant in a second class action lawsuit pending as of June 12, 2006, in the U.S. District Court for the Southern District of California.  The case is titled In Re National Western Life Insurance Deferred Annuities Litigation.  The complaint asserts claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust.  On July 12, 2010 the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty.  The Company believes that it has meritorious defenses in this cause and intends to vigorously defend itself against the asserted claims.  No amounts have been provided in the consolidated financial statements of the Company as of December 31, 2010 for this matter.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the two class action lawsuits described above, the Company is the named defendant in the case of Sheila Newman vs. National Western Life Insurance Company, which alleged mishandling of policyholder funds by an agent.  On February 3, 2010, the 415th Judicial District Court of Parker County in Weatherford, Texas, entered a Final Judgment against the Company of approximately $208,000 including actual damages of $113,000 and amounts for attorney’s fees, and prejudgment interest on the actual damages.  In addition, the Final Judgment included $150 million for 2nd exemplary damages. The Company is vigorously defending this case and has appealed the Final Judgment to the Court of Appeals in Ft. Worth, Texas.  The Company’s counsel believes the Final Judgment is inconsistent with current state and federal laws and intends to establish on appeal that it is not liable for Newman’s actual or exemplary damages. Further, Company counsel have advised of existing law that governs limits of awards of exemplary damages including: (1) a Texas statute that limits awards of exemplary damages to two times the amount of actual damages, and (2) case law from both the Texas Supreme Court and the United States Supreme Court setting the outer limits of exemplary damages to single-digit ratios between actual and exemplary damages, but usually no more than 3 or 4 times the actual damages. The Company has accrued $0.6 million at December 31, 2010 for this matter inasmuch as it believes the record shows there is no basis for an award of exemplary damages in excess of these amounts.

In addition to amounts accrued for incurred and unpaid legal fees, the amounts accrued in the financial statements at December 31, 2010 of $0.6 million for the foregoing lawsuits represent estimates made by the Company based upon current information and are subject to change as facts and circumstances change and develop. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from such other potential, pending, or threatened legal actions will have a material adverse effect on the financial condition or operating results of the Company.

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

The Company had $5.2 million of commitments to extend credit relating to mortgage loans at December 31, 2010. The Company evaluates each customer's creditworthiness on a case-by-case basis.

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

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations.  The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities.  As of December 31, 2010 and 2009, liabilities for guaranty association assessments totaled $2.2 million and $2.1 million, respectively. Other operating expenses related to state guaranty association assessments were minimal for the years ended December 31, 2010, 2009 and 2008.

(D)  Leases

The Company leases various computers and other office related equipment under operating leases. Rental expenses for these leases were $0.2 million, $0.2 million and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Total future annual lease obligations as of December 31, 2010, are as follows:

2011	$177,200
2012 and thereafter	-

Total	$177,200

(E)  Compensation Plan

Effective January 1, 2006, the Company implemented a Non-Qualified Deferred Compensation Plan to provide incentive bonuses to eligible agents.  Agents qualify for participation by meeting certain sales goals each year.  Company contributions are subject to a vesting schedule based on the agents’ years of qualification in the plan.  The Company expects to contribute $0.9 million to the plan in 2011.

(10)  STOCKHOLDERS' EQUITY

(A)  Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Common stock shares outstanding:
Shares outstanding at beginning of year	3,626	3,626	3,622
Shares exercised under stock option plan	3	-	4

Shares outstanding at end of year	3,629	3,626	3,626

(B)  Dividend Restrictions

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on statutory earnings and surplus levels of the Company.  The maximum dividend payment which may be made without prior approval in 2011 is $87.4 million.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 20, 2010, the Board of Directors of the Company declared a cash dividend to stockholders on record as of October 29, 2010 and payable December 1, 2010.  The dividends approved were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders.  A dividend in the same amounts per share on Class A and Class B shares was declared in August and paid in November 2009.

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

(D)  Share-Based Payments

The Company has a stock and incentive plan ("1995 Plan") which provides for the grant of any or all of the following types of awards to eligible employees: (1) stock options, including incentive stock options and nonqualified stock options; (2) stock appreciation rights, in tandem with stock options or freestanding; (3) restricted stock; and (4) performance awards. The Company has issued only nonqualified stock options under the 1995 Plan. The 1995 Plan began on April 21, 1995, and was amended on June 25, 2004 to extend the termination date to April 20, 2010. The number of shares of Class A, $1.00 par value, common stocks which were allowed to be issued under the 1995 Plan, or as to which stock appreciation rights or other awards were allowed to be granted, could not exceed 300,000. Effective June 20, 2008, the Company’s shareholders approved a 2008 Incentive Plan (“2008 Plan”). The 2008 Plan is substantially similar to the 1995 Plan and authorized an additional number of Class A, $1.00 par value, common stock shares eligible for issue not to exceed 300,000. These shares may be current authorized and unissued shares.

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

Effective during March 2006, the Company adopted and implemented a limited stock buy-back program with respect to the 1995 Plan which provides option holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company. Option holders may elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. The buy-back program did not alter the terms and conditions of the Plan, however the program necessitated a change in accounting from the equity classification to the liability classification.

In August 2008, the Company implemented another limited stock buy-back program, substantially similar to the 2006 program, for shares issued under the 2008 Plan.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the current fair value method to measure compensation cost. As of December 31, 2010, the liability balance was $4.5 million versus $5.4 million as of December 31, 2009. A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted-Average Exercise Price

Stock Options:
Balance at January 1, 2010	292,400	104,577	$174.24
Exercised	-	(8,254)	$95.28
Forfeited	750	(750)	$255.13
Expired	-	-	$-
Stock options granted	-	-	$-

Balance at December 31, 2010	293,150	95,573	$180.42

	Stock Appreciation Rights Outstanding
	Awards	Weighted-Average Exercise Price

Balance at January 1, 2010	41,143	$123.40
SARs exercised	(750)	$114.64
SARs forfeited	(1,750)	$189.70
SARs expired	-	$-
SARs granted	-	$-

Balance at December 31, 2010	38,643	$120.57
The total intrinsic value of options exercised was $0.3 million and zero for the years ended December 31, 2010 and 2009, respectively. The total share-based liabilities paid were $300,500 and $19,000 for the years ended December 31, 2010 and 2009, respectively. For the years ended December 31, 2010 and 2009, the total cash received from the exercise of options under the Plan was $304,600 and zero. The total fair value of shares vested during the years ended December 31, 2010 and 2009 was $1.0 million and $0.2 million, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options and SARs outstanding at December 31, 2010.

	Options and SARs Outstanding
	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable
Exercise prices:
$ 92.13	5,005	0.3 years	5,005
95.00	3,000	0.5 years	3,000
150.00	51,550	3.3 years	42,050
255.13	27,018	7.2 years	500
208.05	9,000	7.5 years	3,600
236.00	750	7.6 years	-
251.49	1,000	7.7 years	-
114.64	36,893	8.0 years	2,300

Totals	134,216		56,455

Aggregate intrinsic value
(in thousands)	$3,372		$1,411

The aggregate intrinsic value in the table above is based on the closing stock price of $166.72 per share on December 31, 2010.

In estimating the fair value of the options outstanding at December 31, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	December 31,	December 31,
	2010	2009

Expected term of options	0 to 8 years	1 to 9 years
Expected volatility:
Range	29.80% to 60.73%	28.48% to 80.02%
Weighted-average	37.58%	46.09%
Expected dividend yield	0.22%	0.21%
Risk-free rate:
Range	0.78% to 3.12%	0.99% to 3.84%
Weighted-average	1.67%	2.49%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term.

The pre-tax compensation cost/(benefit) recognized in the financial statements related to the Plan was $(0.1) million, $1.6 million and $(1.4) million for the years ended December 31, 2010, 2009 and 2008, respectively. The related tax (expense)/benefit recognized was $0.0 million, $0.6 million, and $(0.5) million for the years ended December 31, 2010, 2009 and 2008, respectively.

For the years ended December 31, 2010, 2009 and 2008, the total compensation cost related to nonvested options not yet recognized was $1.8 million, $3.3 million, and $1.3 million, respectively.  This amount is expected to be recognized over a weighted-average period of 2.1 years.  The Company recognizes compensation cost over the graded vesting periods.

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

	Years Ended December 31,
	2010		2009		2008
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$72,897		45,484		33,642
Dividends – Class A shares	(1,234)		(1,233)		(1,233)
Dividends – Class B shares	(36)		(36)		(36)

Undistributed income	$71,627		44,215		32,373

Allocation of net income:
Dividends	$1,234	36	1,233	36	1,233	36
Allocation of undistributed income	69,598	2,029	42,961	1,254	31,455	918

Net income	$70,832	2,065	44,194	1,290	32,688	954

Denominator:
Basic earnings per share -weighted-average shares	3,427	200	3,426	200	3,425	200
Effect of dilutive stock options	10	-	7	-	23	-

Diluted earnings per share -adjusted weighted-average shares for assumed conversions	3,437	200	3,433	200	3,448	200

Basic Earnings Per Share	$20.67	10.33	12.90	6.45	9.54	4.77

Diluted Earnings Per Share	$20.61	10.33	12.87	6.45	9.48	4.77

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

This guidance affects the Company's reporting presentation of certain items such as foreign currency translation adjustments, unrealized gains and losses on investment securities, and minimum pension liabilities.  These items are reflected as components of other comprehensive income (loss), as reported in the accompanying consolidated financial statements.  Components of other comprehensive income (loss) for 2010, 2009 and 2008 and the related tax effect are detailed below.

	Amounts Before Taxes	Tax (Expense)Benefit	Amounts Net of Taxes
	(In thousands)
2010:
Unrealized gains on securities, net of effects of deferred costs of $37,080:
Net unrealized holding gains (losses) arising during period	$51,411	(17,994)	33,417
Unrealized liquidity losses	923	(323)	600
Reclassification adjustment for net gains included in net earnings	(3,948)	1,382	(2,566)
Amortization of net unrealized gains related to transferred securities	14	(5)	9

Net unrealized gains on securities	48,400	(16,940)	31,460

Foreign currency translation adjustments	(474)	166	(308)
Pension liability adjustment	2,302	(806)	1,496

Other comprehensive income	$50,228	(17,580)	32,648

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amounts Before Taxes	Tax (Expense)Benefit	Amounts Net of Taxes
	(In thousands)
2009:

Unrealized gains on securities, net of effects of deferred costs of $(108,615):
Net unrealized holding gains (losses)arising during period	$127,210	(44,524)	82,686
Unrealized liquidity losses	(5,097)	1,785	(3,312)
Reclassification adjustment for net losses included in net earnings	4,240	(1,484)	2,756
Amortization of net unrealized losses related to transferred securities	(52)	18	(34)

Net unrealized gains on securities	126,301	(44,205)	82,096

Foreign currency translation adjustments	(113)	40	(73)
Pension liability adjustment	1,685	(590)	1,095

Other comprehensive income	$127,873	(44,755)	83,118

	Amounts Before Taxes	Tax (Expense)Benefit	Amounts Net of Taxes
	(In thousands)
2008:

Unrealized losses on securities, net of effects of deferred costs of $70,524:
Net unrealized holding losses arising during period	$(102,752)	35,963	(66,789)
Reclassification adjustment for net losses included in net earnings	18,256	(6,390)	11,866
Amortization of net unrealized losses related to transferred securities	(47)	16	(31)

Net unrealized losses on securities	(84,543)	29,589	(54,954)

Foreign currency translation adjustments	(172)	60	(112)
Pension liability adjustment	(4,965)	1,738	(3,227)

Other comprehensive loss	$(89,680)	31,387	(58,293)

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

A summary of segment information, prepared in accordance with GAAP guidance, is provided below.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)
2010:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$42,751	226,004	567,028	-	835,783
Total segment assets	387,873	1,025,103	7,101,720	209,179	8,723,875
Future policy benefits	325,246	716,716	6,205,819	-	7,247,781
Other policyholder liabilities	13,394	26,678	111,454	-	151,526

Condensed Income Statements:
Premiums and contract charges	$27,622	98,092	18,043	-	143,757
Net investment income	17,226	38,667	327,975	17,515	401,383
Other revenues	167	358	2,002	22,850	25,377
Total revenues	45,015	137,117	348,020	40,365	570,517
Life and other policy benefits	13,484	29,228	10,217	-	52,929
Amortization of deferred policy acquisition costs	9,352	21,828	65,269	-	96,449
Universal life and annuity contract interest	10,643	36,369	219,591	-	266,603
Other operating expenses	12,839	18,651	3,905	20,053	55,448
Federal income taxes (benefit)	(391)	9,319	14,722	6,100	29,750
Total expenses	45,927	115,395	313,704	26,153	501,179

Segment earnings (loss)	$(912)	21,722	34,316	14,212	69,338

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)
2009:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$50,093	207,337	491,242	-	748,672
Total segment assets	383,844	1,056,087	5,955,734	107,581	7,503,246
Future policy benefits	315,430	654,506	5,151,898	-	6,121,834
Other policyholder liabilities	12,021	19,757	97,153	-	128,931

Condensed Income Statements:
Premiums and contract charges	$34,414	104,016	24,264	-	162,694
Net investment income	19,498	44,540	317,703	11,790	393,531
Other revenues	25	68	1,535	15,720	17,348
Total revenues	53,937	148,624	343,502	27,510	573,573
Life and other policy benefits	13,884	19,522	15,666	(75)	48,997
Amortization of deferred policy acquisition costs	16,423	41,849	56,891	-	115,163
Universal life and annuity contract interest	9,014	45,868	187,934	-	242,816
Other operating expenses	13,968	19,048	44,227	14,949	92,192
Federal income taxes	222	7,674	13,324	4,342	25,562
Total expenses	53,511	133,961	318,042	19,216	524,730

Segment earnings	$426	14,663	25,460	8,294	48,843

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)
2008:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$64,748	222,263	535,928	-	822,939
Total segment assets	397,413	842,119	5,369,920	127,189	6,736,641
Future policy benefits	319,485	598,843	4,644,170	-	5,562,498
Other policyholder liabilities	10,456	16,397	105,110	-	131,963

Condensed Income Statements:
Premiums and contract charges	$27,919	97,661	25,596	-	151,176
Net investment income	20,254	17,350	226,683	9,075	273,362
Other revenues	20	62	232	12,455	12,769
Total revenues	48,193	115,073	252,511	21,530	437,307
Life and other policy benefits	14,478	21,292	3,990	(1)	39,759
Amortization of deferred policy acquisition costs	12,416	37,525	77,219	1	127,161
Universal life and annuity contract interest	9,171	16,803	112,986	-	138,960
Other operating expenses	11,057	16,502	16,685	11,386	55,630
Federal income taxes	354	7,601	13,789	3,363	25,107
Total expenses	47,476	99,723	224,669	14,749	386,617

Segment earnings	$717	15,350	27,842	6,781	50,690

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations of segment information to the Company's consolidated financial statements are provided below.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Premiums and Other Revenue:
Premiums and contract charges	$143,757	162,694	151,176
Net investment income	401,383	393,531	273,362
Other revenue	25,377	17,348	12,769
Realized gains (losses) on investments	5,475	(5,167)	(26,228)

Total consolidated premiums and other revenue	$575,992	568,406	411,079

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$29,750	25,562	25,107
Taxes on realized gains (losses) on investments	1,916	(1,808)	(9,180)

Total taxes on consolidated net earnings	$31,666	23,754	15,927

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Net Earnings:
Total segment earnings	$69,338	48,843	50,690
Realized gains (losses) on investments, net of taxes	3,559	(3,359)	(17,048)

Total consolidated net earnings	$72,897	45,484	33,642

	December 31,
	2010	2009	2008
	(In thousands)
Assets:
Total segment assets	$8,723,875	7,503,246	6,736,641
Other unallocated assets	50,073	15,489	49,839

Total consolidated assets	$8,773,948	7,518,735	6,786,480

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B)  Geographic Information

A significant portion of the Company's premiums and contract revenues are from countries other than the United States. Premiums and contract revenues detailed by country are provided below.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

United States	$57,190	69,323	66,091
Brazil	31,015	31,370	25,786
Taiwan	12,421	13,297	12,246
Argentina	9,639	9,711	9,352
Venezuela	10,205	8,740	8,739
Chile	8,600	9,482	9,245
Other foreign countries	36,565	41,426	40,150

Revenues, excluding reinsurance premiums	165,635	183,349	171,609
Reinsurance premiums	(21,878)	(20,655)	(20,433)

Total premiums and contract revenues	$143,757	162,694	151,176

Premiums and contract revenues are attributed to countries based on the location of the policyholder. The Company has no significant assets, other than financial instruments, located in countries other than the United States.

(C)  Major Agency Relationships

A significant portion of the Company's annuity sales were sold through the top two independent marketing agencies in recent years. Combined business from the top two agencies accounted for approximately 24% of annuity sales in 2010.

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

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,374,877	-	2,356,275	18,602
Equity securities, available for sale	15,230	7,607	59	7,564
Derivatives, index options	80,284	-	80,284	-

Total assets	$2,470,391	7,607	2,436,618	26,166

Policyholder account balances (a)	$93,147	-	93,147	-
Other liabilities (b)	4,512	-	-	4,512

Total liabilities	$97,659	-	93,147	4,512

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,036,065	-	2,019,415	16,650
Equity securities, available for sale	14,014	5,536	1,321	7,157
Derivatives, index options	89,915	-	89,915	-

Total assets	$2,139,994	5,536	2,110,651	23,807

Policyholder account balances (a)	$88,492	-	88,492	-
Other liabilities (b)	5,373	-	-	5,373

Total liabilities	$93,865	-	88,492	5,373

(a)  Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)  Represents the liability for share-based compensation.

During the year ended December 31, 2010, the Company did not make any transfers of assets or liabilities into or out of levels 1, 2 or 3.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	For the Twelve Months Ended December 31, 2010
	Debt Securities, Available For Sale	Equity Securities, Available For Sale	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2010	$16,650	7,157	23,807	5,373
Total realized and unrealized gains (losses):
Included in net income	-	-	-	(733)
Included in other comprehensive income	2,758	407	3,165	-
Purchases, sales, issuances and settlements, net	(806)	-	(806)	(128)
Transfers into (out of) Level 3	-	-	-	-

Ending balance, December 31, 2010	$18,602	7,564	26,166	4,512

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held as of December 31, 2010	$-	-	-	(990)

	For the Twelve Months Ended December 31, 2009
	Debt Securities, Available For Sale	Equity Securities, Available For Sale	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2009	$10,242	7,190	17,432	3,787
Total realized and unrealized gains (losses):
Included in net income	-	-	-	1,605
Included in other comprehensive loss	(16)	(33)	(49)	-
Purchases, sales, issuances and settlements, net	(926)	-	(926)	(19)
Transfers into (out of) Level 3	7,350	-	7,350	-

Ending balance, December 31, 2009	$16,650	7,157	23,807	5,373

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held as of December 31, 2009	$-	-	-	1,534

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,356,275	-	2,356,275	-
Priced internally	18,602	-	-	18,602
Subtotal	2,374,877	-	2,356,275	18,602

Equity securities, available for sale:
Priced by third-party vendors	7,666	7,607	59	-
Priced internally	7,564	-	-	7,564
Subtotal	15,230	7,607	59	7,564

Derivatives, index options:
Priced by third-party vendors	80,284	-	80,284	-
Priced internally	-	-	-	-
Subtotal	80,284	-	80,284	-

Total	$2,470,391	7,607	2,436,618	26,166

Percent of total	100%	0%	99%	1%

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and fair values of the Company's financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Carrying Values	Fair Values	Carrying Values	Fair Values
	(In thousands)

ASSETS
Investments in debt and equity securities:
Securities held to maturity	$4,977,516	5,259,332	4,176,661	4,331,077
Securities available for sale	2,390,107	2,390,107	2,050,079	2,050,079

Cash and short-term investments	80,332	80,332	108,866	108,866
Mortgage loans	141,247	139,169	98,200	97,763
Policy loans	78,448	78,448	78,336	78,336
Other loans	10,231	10,183	11,611	13,304
Derivatives, index options	80,284	80,284	89,915	89,915
Life interest in Libbie Shearn Moody Trust	657	12,775	981	12,775

LIABILITIES
Deferred annuity contracts	$5,787,490	5,451,494	4,756,142	4,438,834
Immediate annuity and supplemental contracts	490,365	488,966	465,471	450,154

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

The tables below present the fair value of derivative instruments.

	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$80,284

Fixed-indexed products			Universal Life and Annuity Contracts	$93,147

Total		$80,284		$93,147

	December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$89,915

Fixed-indexed products			Universal Life and Annuity Contracts	$88,492

Total		$89,915		$88,492

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of derivative instruments in the consolidated statement of earnings for the years ended December 31, 2010 and 2009.

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain Recognized In Income on Derivatives 2010	Amount of Gain or (Loss)Recognized In Income on Derivatives 2009
		(In thousands)

Equity index options	Net investment income	$16,612	45,345

Fixed-indexed products	Universal life and annuity contract interest	(2,326)	(69,115)

		$14,286	(23,770)

(16)  RELATED PARTY TRANSACTIONS

Robert L. Moody, Jr. ("Mr. Moody, Jr.") is the son of Robert L. Moody, the Company's Chairman and Chief Executive Officer, and is the brother of Ross R. Moody, the Company's President and Chief Operating Officer, and of Russell S. Moody and Frances A. Moody-Dahlberg who serve as directors of National Western.

Mr. Moody, Jr. wholly owns an insurance marketing organization that maintains agency contracts with National Western pursuant to which agency commissions are paid in accordance with the Company's standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are paid in accordance with standard commission schedules. In 2010, commissions paid under these agency contracts aggregated approximately $403,000.  In his capacity as an insurance marketing organization with the Company, Mr. Moody, Jr. also received marketing consulting fees of $48,000 and use of a Company vehicle valued at $7,000.

Mr. Moody, Jr. further serves as the agent of record for several of the Company's benefit plans including the self-insured health plan for which Mr. Moody, Jr. provides utilization review services through a wholly-owned utilization review company.  In 2010, amounts paid to Mr. Moody, Jr. as commissions and service fees pertaining to the Company's benefit plans approximated $74,000.

Mr. Moody, Jr. is an Advisory Director of a wholly owned subsidiary of the Company.  As an Advisory Director, Mr. Moody, Jr. did not receive director fees during 2010, but received $1,854 of Company paid guest travel to attend Company sales conferences and functions.

During 2010, management fees totaling $886,563 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to downstream nursing home subsidiaries of National Western.  RMS is 1% owned by general partner RCC Management Services, Inc. ("RCC"), and 99% owned by limited partner, Three R Trusts.  RCC is 100% owned by the Three R Trusts.  The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg).  Charles D. Milos, Senior Vice President-Mortgage Loans and Real Estate, and a director of the Company, is a director and President of RCC.  Ellen C. Otte, Assistant Secretary of the Company, is a director and Secretary of RCC.

The Company holds a common stock investment totaling approximately 6.9% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2010.  Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 98% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). The Company utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to the Company's defined benefit and contribution plans.  Effective November 1, 2008, the Company entered into a 36 month sublease on one of the Company’s leased office locations for $6,000 per month with Moody National Bank.  Robert L. Moody, the Company’s Chairman and Chief Executive Officer, serves as Chairman of the Board and Chief Executive Officer of MNB. The ultimate controlling person of MNB is the Three R Trusts. During 2010, fees totaling $227,455 were paid to MNB with respect to these services.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2010, the Company paid American National Insurance Company (“ANICO”) $119,877 in premiums for certain company sponsored benefit plans and $1,180,596 in reimbursements  for claim costs for which ANICO provides third party administrative services. ANICO paid the Company $1,328,170 in premiums for its company sponsored benefit plans. Robert L. Moody, the Company’s Chairman and Chief Executive Officer is also ANICO’s Chairman and Chief Executive Officer.

(17)  UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations for 2010 are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data)

2010:
Revenues	$144,284	96,841	151,211	183,656

Earnings	$18,408	20,812	13,439	20,238

Basic earnings per share:
Class A	$5.22	5.90	3.81	5.74
Class B	$2.61	2.95	1.90	2.87

Diluted earnings per share:
Class A	$5.20	5.88	3.81	5.72
Class B	$2.61	2.95	1.90	2.87

Quarterly results of operations for 2009 are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data)

2009:
Revenues	$111,557	140,667	162,809	153,373

Earnings (loss)	$15,028	18,842	(1,114)	12,728

Basic earnings (loss) per share:
Class A	$4.26	5.34	(0.32)	3.61
Class B	$2.13	2.67	(0.16)	1.81

Diluted earnings (loss) per share:
Class A	$4.26	5.34	(0.32)	3.59
Class B	$2.13	2.67	(0.16)	1.81

During the fourth quarter of 2010, the Company determined that $3.5 million of additional amortization of deferred sales inducements was incorrectly recorded in the third quarter of 2010 related the use of the new GAAP model year which begins during the third quarter.  In the fourth quarter the Company under-amortized by $3.5 million.  This immaterial error was not material to the third or fourth quarter consolidated financial statements and therefore not restated.  During the fourth quarter of 2008, the Company determined that $3.2 million of additional amortization of deferred sales inducements should have been recorded in the third quarter of 2008 related to the unlocking of assumptions in that quarter.  In the fourth quarter of 2008 the Company recorded $3.2 million of amortization.  This immaterial error was not material to the third or fourth quarter consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18)  SUBSEQUENT EVENTS

Subsequent events have been evaluated and no reportable items were identified.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES SCHEDULE I SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES December 31, 2010 (In thousands)
Type of Investment	(1) Cost	Fair Value	Balance Sheet Amount
Fixed maturity bonds:
Securities held to maturity:
United States government and government agencies and authorities	$156,174	156,159	156,174
States, municipalities, and political subdivisions	328,263	320,775	328,263
Foreign governments	9,970	11,067	9,970
Public utilities	714,760	761,316	714,760
Corporate	1,799,621	1,919,188	1,799,621
Mortgage-backed	1,923,402	2,045,615	1,923,402
Asset-backed	45,326	45,212	45,326
Total securities held to maturity	4,977,516	5,259,332	4,977,516

Securities available for sale:
United States government and government agencies and authorities	-	-	-
States, municipalities, and political subdivisions	3,942	3,468	3,468
Foreign Government	10,296	10,951	10,951
Public utilities	334,018	362,554	362,554
Corporate	1,638,828	1,759,887	1,759,887
Mortgage-backed	206,380	218,465	218,465
Asset-backed	22,060	19,552	19,552
Total securities available for sale	2,215,524	2,374,877	2,374,877
Total fixed maturity bonds	7,193,040	7,634,209	7,352,393

Equity securities:
Securities available for sale:
Common stocks:
Public utilities	944	1,326	1,326
Banks, trust and insurance companies (2)	133	181	181
Corporate	3,093	4,398	4,398
Preferred stocks	1,690	1,761	1,761
Total equity securities	5,860	7,666	7,666

Derivatives, index options	80,284		80,284
Mortgage loans	141,247		141,247
Policy loans	78,448		78,448
Other long-term investments (3)	29,569		29,569
Total investments other than investments in related parties	$329,548		329,548
Notes:
(1) Bonds are shown at amortized cost, mortgage loans are shown at unpaid principal balances before allowances for possible losses, and real estate is stated at cost before allowances for possible losses.
(2) Equity securities with related parties having a cost of $0.2 million and balance sheet amount of $7.6 million have been excluded.
(3) Real estate acquired by foreclosure included in other long-term investments is as follows: cost $2.5 million; balance sheet amount $2.1 million.

See accompanying report of Independent Registered Public Accounting Firm.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands)

Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	Reductions	Transfers	Balance at End of Period

Valuation accounts deducted from applicable assets:

Allowance for possible losses on mortgage loans:

December 31, 2010	$5,033	-	(1,071)	-	3,926

December 31, 2009	$4,587	446	-	-	5,033

December 31, 2008	$3,567	1,020	-	-	4,587

Allowance for possible losses on real estate:

December 31, 2010	$2,012	178	(66)	-	2,124

December 31, 2009	$2,012	-	-	-	2,012

December 31, 2008	$2,012	-	-	-	2,012

Notes:
(1) These amounts were recorded to realized (gains) losses on investments.

See accompanying report of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: March 16, 2011	/S/Robert L. Moody
By: Robert L. Moody, Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/S/Robert L. Moody	Chairman of the Board and	March 16, 2011
Robert L. Moody	Chief Executive Officer, and Director
(Principal Executive Officer)

/S/ Ross R. Moody	President and Chief Operating Officer, and Director	March 16, 2011
Ross R. Moody

/S/ Brian M. Pribyl	Senior Vice President - Chief Financial	March 16, 2011
Brian M. Pribyl	Officer, and Treasurer
(Principal Financial Officer)

/S/Thomas F. Kopetic	Vice President, Controller & Assistant Treasurer	March 16, 2011
Thomas F. Kopetic	(Principal Accounting Officer)

/S/Stephen E. Glasgow	Director	March 16, 2011
Stephen E. Glasgow

/S/E. Douglas McLeod	Director	March 16, 2011
E. Douglas McLeod

/S/Charles D. Milos	Director	March 16, 2011
Charles D. Milos

/S/Frances A. Moody-Dahlberg	Director	March 16, 2011
Frances A. Moody-Dahlberg

/S/Russell S. Moody	Director	March 16, 2011
Russell S. Moody

/S/Louis E. Pauls, Jr.	Director	March 16, 2011
Louis E. Pauls, Jr.

/S/E.J. Pederson	Director	March 16, 2011
E.J. Pederson