Form 10-Q
period 2011-03-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2011-05-10
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  :  Yes ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company.  See definition of "accelerated filer,” “large accelerated file" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 6, 2011, the number of shares of Registrant's common stock outstanding was: Class A – 3,434,263 and Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	March 31,	December 31,
ASSETS	2011	2010

Investments:
Securities held to maturity, at amortized cost (fair value: $5,409,535 and $5,259,332)	$5,151,130	4,977,516
Securities available for sale, at fair value (amortized cost: $2,256,986 and $2,221,579)	2,418,467	2,390,107
Mortgage loans, net of allowance for possible losses ($4,001 and $3,962)	142,770	141,247
Policy loans	77,539	78,448
Derivatives, index options	113,992	80,284
Other long-term investments	27,520	29,569

Total Investments	7,931,418	7,697,171

Cash and short-term investments	62,321	80,332
Deferred policy acquisition costs	709,896	691,939
Deferred sales inducements	149,740	143,844
Accrued investment income	87,755	79,720
Federal income tax receivable	-	427
Other assets	88,866	80,515

	$9,029,996	8,773,948

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2011	2010

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$7,337,440	7,108,599
Traditional life and annuity contracts	139,058	139,182
Other policyholder liabilities	155,068	151,526
Deferred Federal income tax liability	51,193	57,857
Federal income tax payable	14,734	-
Other liabilities	96,345	97,993

Total liabilities	7,793,838	7,555,157

COMMITMENTS AND CONTINGENCIES (Notes 8)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,432,966 and 3,429,241 shares issued and outstanding in 2011 and 2010	3,433	3,429
Class B - $1 par value; 200,000 shares authorized, issued, and outstanding in 2011 and 2010	200	200
Additional paid-in capital	37,762	37,140
Accumulated other comprehensive income	48,938	50,408
Retained earnings	1,145,825	1,127,614

Total stockholders' equity	1,236,158	1,218,791

	$9,029,996	8,773,948

Note:  The condensed consolidated balance sheet at December 31, 2010, has been derived from the audited consolidated financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
(In thousands, except per share amounts)

	2011	2010

Premiums and other revenues:
Universal life and annuity contract charges	$29,832	32,094
Traditional life and annuity premiums	4,022	3,617
Net investment income	133,515	102,850
Other revenues	9,906	6,152
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	-	(248)
Portion of OTTI losses recognized in other comprehensive income	-	26
Net OTTI losses recognized in earnings	-	(222)
Other net investment gains (losses)	3,092	(207)
Total net realized investment gains (losses)	3,092	(429)

Total revenues	180,367	144,284

Benefits and expenses:
Life and other policy benefits	12,216	13,287
Amortization of deferred policy acquisition costs	27,489	23,769
Universal life and annuity contract interest	92,149	62,701
Other operating expenses	20,718	17,316

Total benefits and expenses	152,572	117,073

Earnings before Federal income taxes	27,795	27,211

Federal income taxes	9,584	8,803

Net earnings	$18,211	18,408

Basic Earnings Per Share:
Class A	$5.16	5.22
Class B	$2.58	2.61

Diluted Earnings Per Share:
Class A	$5.15	5.20
Class B	$2.58	2.61

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
(In thousands)

	2011	2010

Net earnings	$18,211	18,408

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains on securities:
Net unrealized holding gains arising during period	6	15,692
Net unrealized liquidity gains (losses)	201	(3,313)
Reclassification adjustment for net amounts included in net earnings	(1,885)	(141)
Amortization of net unrealized losses (gains) related to transferred securities	(7)	7

Net unrealized gains (losses) on securities	(1,685)	12,245

Foreign currency translation adjustments	(75)	(153)

Benefit plans:
Amortization of net prior service cost and net gain	290	290

Other comprehensive income (loss)	(1,470)	12,382

Comprehensive income	$16,741	30,790

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
(In thousands)

	2011	2010
Common stock:
Balance at beginning of period	$3,629	3,626
Shares exercised under stock option plan	4	-

Balance at end of period	3,633	3,626

Additional paid-in capital:
Balance at beginning of period	37,140	36,680
Shares exercised under stock option plan	622	-

Balance at end of period	37,762	36,680

Accumulated other comprehensive income:
Unrealized gains on non-impaired securities:
Balance at beginning of period	62,499	31,639
Change in unrealized gains during period	(1,886)	11,871

Balance at end of period	60,613	43,510

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(2,713)	(2,751)
Amortization	217	40
Other-than-temporary impairments, non-credit, net of tax	-	(26)
Additional credit loss on previously impaired securities	-	45
Change in shadow deferred policy acquisition costs	(16)	(18)

Balance at end of period	(2,512)	(2,710)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	-	(562)
Recoveries	-	332

Balance at end of period	-	(230)

Foreign currency translation adjustments:
Balance at beginning of period	2,585	2,893
Change in translation adjustments during period	(75)	(153)

Balance at end of period	2,510	2,740

(Continued on Next Page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, CONTINUED
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
(In thousands)

	2011	2010

Benefit plan liability adjustment:
Balance at beginning of period	(11,963)	(13,459)
Amortization of net prior service cost and net gain	290	290

Balance at end of period	(11,673)	(13,169)

Accumulated other comprehensive income at end of period	48,938	30,141

Retained earnings:
Balance at beginning of period	1,127,614	1,055,987
Net earnings	18,211	18,408

Balance at end of period	1,145,825	1,074,395

Total stockholders’ equity	$1,236,158	1,144,842

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
(In thousands)

	2011	2010

Cash flows from operating activities:
Net earnings	$18,211	18,408
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	92,149	62,701
Surrender charges and other policy revenues	(6,770)	(9,767)
Realized (gains) losses on investments	(3,092)	429
Accrual and amortization of investment income	(509)	(559)
Depreciation and amortization	195	(2,173)
(Increase) decrease in value of index options	(31,849)	5,788
Increase in deferred policy acquisition and sales inducement costs	(19,730)	(14,218)
Increase in accrued investment income	(8,035)	(4,999)
Increase in other assets	(7,329)	(2,792)
Increase in liabilities for future policy benefits	6,905	2,046
Increase in other policyholder liabilities	3,541	16,407
Increase (decrease) in Federal income tax liability	9,847	(4,657)
(Decrease) increase in other liabilities	(3,532)	9,748

Net cash provided by operating activities	50,002	76,362

Cash flows from investing activities:
Proceeds from sales of:
Securities available for sale	10,010	13,899
Other investments	1,940	1,172
Proceeds from maturities and redemptions of:
Securities held to maturity	150,205	217,556
Securities available for sale	29,127	22,591
Index options	10,180	10,167
Purchases of:
Securities held to maturity	(321,632)	(393,786)
Securities available for sale	(71,388)	(106,699)
Index options	(12,039)	(9,388)
Other investments	(779)	(524)
Principal payments on mortgage loans	7,904	9,017
Cost of mortgage loans acquired	(9,432)	(19,836)
(Increase) decrease in policy loans	909	(958)
Other, net	(1)	-

Net cash used in investing activities	(204,996)	(256,789)

(Continued on Next Page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
(In thousands)

	2011	2010

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	$346,146	274,820
Return of account balances on universal life and annuity contracts	(209,714)	(151,416)
Issuance of common stock under stock option plan	626	-

Net cash provided by financing activities	137,058	123,404

Effect of foreign exchange	(75)	(153)

Net decrease in cash and short-term investments	(18,011)	(57,176)
Cash and short-term investments at beginning of period	80,332	108,866

Cash and short-term investments at end of period	$62,321	51,690

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$10	10
Income taxes	-	13,700

Noncash operating activities:
Deferral of sales inducements	5,117	3,942

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)  CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of National Western Life Insurance Company and its subsidiaries (“Company”) as of March 31, 2011, and the results of its operations and its cash flows for the three months ended March 31, 2011 and 2010.  The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov.  The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements as of that date.

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

The Company is implementing new actuarial reserving systems that enhance its ability to provide better estimates used in establishing future policy liabilities, monitor the deferred acquisition cost asset and the deferred sales asset as well as support other actuarial processes within the Company. The implementation of these new reserving systems for specific blocks of business began in the second quarter of 2009 and is expected to be completed in 2011.  As the Company applies these new systems to a line of business, current reserving assumptions are reviewed and updated as appropriate. During the three months ended March 31, 2010 a correction was made to a surrender charge assumption for future years on one deferred annuity product line.  This change resulted in an unlocking adjustment that increased Deferred Policy Acquisition Costs (“DPAC”) amortization expense in the first quarter of 2010 by $2.7 million.  As the amount of the correction was determined to have occurred over the course of multiple previous reported periods, it was concluded that the amount of the correction was immaterial to the financial results reported in any of these periods.

Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

(2)  NEW ACCOUNTING PRONOUNCEMENTS

During January 2010, the FASB issued new guidance that requires more robust fair value disclosures about the different classes of assets and liabilities measured at fair value.  The adoption of this guidance did not have a significant impact on the consolidated financial position or results of operations.

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

(3)  STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on statutory earnings and surplus levels of the Company.  The maximum dividend payment which may be made without prior approval in 2011 is $87.5 million.  The Company did not pay cash dividends on common stock during the three months ended March 31, 2011 and 2010.

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

	Three Months Ended March 31,
	2011		2010
	Class A	Class B	Class A	Class B
	(In thousands, except per share amounts)

Numerator for Basic and
Diluted Earnings Per Share:
Net income	$18,211		18,408
Dividends – Class A shares	-		-
Dividends – Class B shares	-		-

Undistributed income	$18,211		18,408

Allocation of net income:
Dividends	$-	-	-	-
Allocation of undistributed income	17,696	515	17,886	522

Net income	$17,696	515	17,886	522

Denominator:
Basic earnings per share - weighted-average shares	3,430	200	3,426	200
Effect of dilutive stock options	9	-	14	-

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,439	200	3,440	200

Basic Earnings Per Share	$5.16	2.58	5.22	2.61

Diluted Earnings Per Share	$5.15	2.58	5.20	2.61

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

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Service cost	$-	-
Interest cost	259	259
Expected return on plan assets	(259)	(259)
Amortization of prior service cost	1	1
Amortization of net loss	124	124

Net periodic benefit cost	$125	125

The Company expects to contribute $406,000 to the plan in 2011.  During the three months ended March 31, 2011, the Company contributed $91,000 to the plan.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following summarizes the components of net periodic benefit costs for the chairman and president non-qualified defined benefit plans.

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Service cost	$13	13
Interest cost	266	266
Amortization of prior service cost	129	129
Amortization of net loss	164	164

Net periodic benefit cost	$572	572

The Company expects to contribute $2.0 million to these plans in 2011.  During the three months ended March 31, 2011, the Company contributed $429,000 to the plans.

(B)  Defined Benefit Postretirement Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The plans are unfunded.  The following summarizes the components of net periodic benefit costs.

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Interest cost	$38	34
Amortization of prior service cost	28	26

Net periodic benefit cost	$66	60

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)  SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information for the quarters ended March 31, 2011 and 2010 is provided below.

Selected Segment Information:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Total
	(In thousands)

March 31, 2011:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$42,078	227,966	589,592	-	859,636
Total segment assets	391,358	1,042,710	7,326,346	213,103	8,973,517
Future policy benefits	326,875	735,002	6,414,621	-	7,476,498
Other policyholder liabilities	13,239	23,142	118,687	-	155,068

Three Months Ended
March 31, 2011:
Condensed Income Statements:
Premiums and contract revenues	$6,032	24,560	3,262	-	33,854
Net investment income	4,996	13,021	113,112	2,386	133,515
Other income	7	24	4,061	5,814	9,906

Total revenues	11,035	37,605	120,435	8,200	177,275

Policy benefits	5,234	4,962	2,020	-	12,216
Amortization of deferred acquisition costs	2,883	8,198	16,408	-	27,489
Universal life and investment annuity contract interest	2,638	12,919	76,592	-	92,149
Other operating expenses	3,666	6,926	4,903	5,223	20,718
Federal income taxes	(1,165)	1,583	7,059	1,025	8,502

Total expenses	13,256	34,588	106,982	6,248	161,074

Segment earnings (loss)	$(2,221)	3,017	13,453	1,952	16,201

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Segment Information:
	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Total
	(In thousands)

March 31, 2010:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$47,966	206,341	492,528	-	746,835
Total segment assets	397,745	1,085,261	6,214,584	-	7,697,590
Future policy benefits	323,675	662,901	5,315,860	-	6,302,436
Other policyholder liabilities	11,395	24,419	107,307	-	143,121

Three Months Ended
March 31, 2010:
Condensed Income Statements:
Premiums and contract revenues	$6,985	24,117	4,609	-	35,711
Net investment income	4,798	10,322	86,181	1,549	102,850
Other income	33	65	552	5,502	6,152

Total revenues	11,816	34,504	91,342	7,051	144,713

Policy benefits	3,250	9,140	897	-	13,287
Amortization of deferred acquisition costs	2,740	6,675	14,354	-	23,769
Universal life and investment annuity contract interest	2,462	10,149	50,090	-	62,701
Other operating expenses	2,913	6,556	3,707	4,140	17,316
Federal income taxes	146	643	7,221	943	8,953

Total expenses	11,511	33,163	76,269	5,083	126,026

Segment earnings	$305	1,341	15,073	1,968	18,687

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Premiums and Other Revenue:
Premiums and contract revenues	$33,854	35,711
Net investment income	133,515	102,850
Other income	9,906	6,152
Realized gains (losses) on investments	3,092	(429)

Total consolidated premiums and other revenue	$180,367	144,284

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Federal Income Taxes:
Total segment Federal income taxes	$8,502	8,953
Taxes on realized gains (losses) on investments	1,082	(150)

Total consolidated Federal income taxes	$9,584	8,803

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net Earnings:
Total segment earnings	$16,201	18,687
Realized gains (losses) on investments, net of taxes	2,010	(279)

Total consolidated net earnings	$18,211	18,408

	March 31,
	2011	2010
	(In thousands)
Assets:
Total segment assets	$8,973,517	7,697,590
Other unallocated assets	56,479	71,494

Total consolidated assets	$9,029,996	7,769,084

(7)  SHARE-BASED PAYMENTS

The Company has a stock and incentive plan ("1995 Plan") which provides for the grant of any or all of the following types of awards to eligible employees:  (1) stock options, including incentive stock options and nonqualified stock options;  (2) stock appreciation rights, in tandem with stock options or freestanding;  (3) restricted stock; and  (4) performance awards.  The 1995 Plan began on April 21, 1995, and was amended on June 25, 2004 to extend the termination date to April 20, 2010.  The number of shares of Class A, $1.00 par value, common stock which were allowed to be issued under the 1995 Plan, or as to which stock appreciation rights or other awards which were allowed to be granted, could not exceed 300,000.  Effective June 20, 2008, the Company’s shareholders approved a 2008 Incentive Plan (“2008 Plan”).  The 2008 Plan is substantially similar to the 1995 Plan and authorized an additional number of Class A, $1.00 par value, common stock shares eligible for issue not to exceed 300,000.  These shares may be authorized and unissued shares.  The Company has issued only nonqualified stock options and stock appreciation rights under these plans.

All of the employees of the Company and its subsidiaries are eligible to participate in the two Plans.  In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options.  Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options.  The directors’ grants vest 20% annually following one full year of service to the Company from the date of grant.  The employees’ grants vest 20% annually following three full years of service to the Company from the date of grant.  All grants issued expire after ten years.  No awards were issued during the first quarter of 2011 and 2010.

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

The Company uses the current fair value method to measure compensation cost.  As of March 31, 2011 the liability balance was $3.5 million versus $4.5 million at December 31, 2010.  A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
			Weighted-
	Shares		Average
	Available		Exercise
	For Grant	Shares	Price

Stock Options:
Balance at January 1, 2011	293,150	95,573	$180.42
Exercised	-	(4,705)	92.74
Forfeited	-	-	-
Granted	-	-	-

Balance at March 31, 2011	293,150	90,868	$184.97

	Stock Appreciation Rights Outstanding
		Weighted-
		Average
		Exercise
	Awards	Price

Stock Appreciation Rights:
Balance at January 1, 2011	38,643	$120.57
Exercised	-	-
Forfeited	-	-
Granted	-	-

Balance at March 31, 2011	38,643	$120.57

The total intrinsic value of options exercised was $332,000 and $26,000 for the three months ended March 31, 2011 and 2010, respectively.  The total share-based liabilities paid were $346,000 and $26,000 for the three months ended March 31, 2011 and 2010, respectively.  For the quarters ended March 31, 2011 and 2010, the total cash received from the exercise of options under the Plans was $68,000 and $0, respectively.  There were 1,800 shares vested during the first quarter of 2011.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about stock options and stock appreciation rights outstanding at March 31, 2011.

		Weighted-
		Average
	Number	Remaining	Options
	Outstanding	Contractual Life	Exercisable
Exercise prices:
$ 92.13	1,300	$0 years	1,300
95.00	2,000	0.2 years	2,000
150.00	51,550	3.1 years	42,050
255.13	27,018	6.9 years	500
208.05	9,000	7.2 years	3,600
236.00	750	7.4 years	-
251.49	1,000	7.4 years	-
114.64	36,893	7.8 years	4,100

Totals	129,511		53,550

Aggregate intrinsic value
(In thousands)	$2,614		$936

The aggregate intrinsic value in the table above is based on the closing stock price of $162.25 per share on March 31, 2011.

In estimating the fair value of the options outstanding at March 31, 2011 and December 31, 2010, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	2011	2010

Expected term of options	0 to 7.8 years	1 to 8 years
Expected volatility:
Range	29.76% to 38.98%	28.45% to 78.07%
Weighted-average	34.31%	38.20%
Expected dividend yield	0.23%	0.20%
Risk-free rate:
Range	0.79% to 3.30%	0.92% to 3.68%
Weighted-average	1.91%	2.31%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option’s expected exercise date.

The pre-tax compensation cost recognized in the financial statements related to the Plan was $(0.7) million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively.  The related tax benefit (expense) recognized was $(0.2) million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, the total compensation cost related to nonvested options not yet recognized was $1.5 million.  This amount is expected to be recognized over a weighted-average period of 2.0 years.  The Company recognizes compensation cost over the graded vesting periods.

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

The Company is currently a defendant in a second class action lawsuit pending as of June 12, 2006, in the U.S. District Court for the Southern District of California.  The case is titled In Re National Western Life Insurance Deferred Annuities Litigation.  The complaint asserts claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust.  On July 12, 2010 the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty.  The Company believes that it has meritorious defenses in this cause and intends to vigorously defend itself against the asserted claims.  Therefore, no amounts have been provided in the consolidated financial statements of the Company as of March 31, 2011 for this matter.

In addition to the two class action lawsuits described above, the Company is the named defendant in the case of Sheila Newman vs. National Western Life Insurance Company, which alleged mishandling of policyholder funds by an agent.  On February 3, 2010, the 415th Judicial District Court of Parker County in Weatherford, Texas, entered a Final Judgment against the Company of approximately $208,000 including actual damages of $113,000 and amounts for attorney’s fees, and prejudgment interest on the actual damages.  In addition, the Final Judgment included $150 million for 2nd exemplary damages. The Company is vigorously defending this case and has appealed the Final Judgment to the Court of Appeals in Ft. Worth, Texas.  The Company’s counsel believes the Final Judgment is inconsistent with current state and federal laws and intends to establish on appeal that it is not liable for Newman’s actual or exemplary damages. Further, Company counsel have advised of existing law that governs limits of awards of exemplary damages including: (1) a Texas statute that limits awards of exemplary damages to two times the amount of actual damages, and (2) case law from both the Texas Supreme Court and the United States Supreme Court setting the outer limits of exemplary damages to single-digit ratios between actual and exemplary damages, but usually no more than 3 or 4 times the actual damages. The Company has accrued $0.6 million at March 31, 2011 for this matter inasmuch as it believes the record shows there is no basis for an award of exemplary damages in excess of these amounts.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In addition to amounts accrued for incurred and unpaid legal fees, the amounts accrued in the financial statements at March 31, 2011 of $0.6 million for the foregoing lawsuits represent estimates made by the Company based upon current information and are subject to change as facts and circumstances change and develop. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from such other potential, pending, or threatened legal actions will have a material adverse effect on the financial condition or operating results of the Company.

The Company had been involved in litigation as the plaintiff in a matter pending in the United States District Court for the Western District of Texas (“District Court”) against defendant, Western National Life Insurance Company and its parent company, AGC Life Insurance Company. The matter dealt with the alleged infringement of registered trademarks held by the Company.  On March 25, 2011, the parties executed a Memorandum of Understanding on Settlement (“Memorandum”) under which the Company is to receive a settlement payment of $4 million no later than June 30, 2011.  This amount is included in other revenue in the current financial statements.  The Memorandum also outlines corrective measures to be followed by the parties. The Memorandum requires notification to the District Court of the settlement and calls for the parties to agree upon a final written confidential settlement agreement containing the essential terms outlined in the Memorandum.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(9)  INVESTMENTS

(A)  Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three months ended March 31,
	2011	2010
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$2,807	238
Realized losses on disposal	-	-
Held to maturity debt securities:
Realized gains on disposal	374	98
Realized losses on disposal	-	(6)
Equity securities realized gains	-	22
Real estate write-down	(50)	(174)
Mortgage loans write-downs	(39)	(385)
Other	-	-

Totals	$3,092	(207)

The Company uses the specific identification method in computing realized gains and losses.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three months ended March 31,
	2011	2010
	(In thousands)

Total other-than-temporary impairment losses on debt securities	$-	(248)
Portion of loss recognized in comprehensive income	-	26

Net impairment losses on debt securities recognized in earnings	-	(222)

Totals	$-	(222)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three months ended March 31, 2011, the Company did not recognize any other-than-temporary impairments.

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments under FAS 115-2 and FAS 124-2 in other comprehensive loss.

	Three Months	Year
	Ended	Ended
	March 31, 2011	December 31, 2010
	(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$997	327
Additions for credit losses not previously recognized in other-than-temporary impairments	-	670

Ending balance, cumulative credit losses related to other-than-temporary impairment.	$997	997

(B)  Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at March 31, 2011.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
U.S. Agencies	$184,530	2,805	(3,977)	183,358

U.S. Treasury	1,936	410	(2)	2,344

States and political subdivisions	330,223	2,781	(12,266)	320,738

Foreign governments	9,973	986	-	10,959

Public utilities	719,135	49,632	(6,653)	762,114

Corporate	1,863,534	124,926	(12,265)	1,976,195

Mortgage-backed	1,998,081	121,925	(9,800)	2,110,206

Home equity	25,163	646	(1,447)	24,362

Manufactured housing	18,555	752	(48)	19,259

Totals	$5,151,130	304,863	(46,458)	5,409,535

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents amortized costs and fair values of securities available for sale at March 31, 2011.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
States and political subdivisions	$3,941	-	(506)	3,435

Foreign governments	10,280	535	-	10,815

Public utilities	331,794	26,432	(204)	358,022

Corporate	1,688,468	120,227	(3,937)	1,804,758

Mortgage-backed	194,858	11,445	(408)	205,895

Home equity	12,649	-	(3,271)	9,378

Manufactured housing	8,941	951	-	9,892
	2,250,931	159,590	(8,326)	2,402,195

Equity private	195	7,923	-	8,118

Equity public	5,860	2,401	(107)	8,154

Totals	$2,256,986	169,914	(8,433)	2,418,467

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2011.

	Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Debt securities:
U.S. Government agencies	$141,848	(3,977)	-	-	141,848	(3,977)

U.S. Treasury	607	(2)	-	-	607	(2)

State and political subdivisions	207,452	(11,705)	5,739	(561)	213,191	(12,266)

Public utilities	143,061	(6,393)	1,746	(260)	144,807	(6,653)

Corporate bonds	308,047	(7,361)	72,991	(4,904)	381,038	(12,265)

Mortgage-backed	202,602	(9,800)	-	-	202,602	(9,800)

Home equity	5,522	(259)	12,933	(1,188)	18,455	(1,447)

Manufactured housing	1,554	(8)	2,858	(40)	4,412	(48)

Total temporarily impaired securities	$1,010,693	(39,505)	96,267	(6,953)	1,106,960	(46,458)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2011.

	Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Debt securities:
State and political subdivisions	$1,499	(119)	1,936	(387)	3,435	(506)

Public utilities	6,268	(204)	-	-	6,268	(204)

Corporate bonds	175,528	(3,153)	19,402	(784)	194,930	(3,937)

Mortgage-backed	4,899	(39)	4,387	(369)	9,286	(408)

Home equity	-	-	9,378	(3,271)	9,378	(3,271)
	188,194	(3,515)	35,103	(4,811)	223,297	(8,326)

Equity public	347	(32)	409	(75)	756	(107)

Total temporarily impaired securities	$188,541	(3,547)	35,512	(4,886)	224,053	(8,433)

Liquidity in the bond market improved in 2011 and 2010 as economic and market conditions started to stabilize.  Although the unrealized losses declined substantially in 2010 and remained relatively level in the first quarter of 2011, there continues to be uncertainty in the bond markets regarding the economic recovery and some unrealized losses remain in the Company’s portfolio.  The Company does not consider these investments to be other-than-temporarily impaired because the Company does not intend to sell these securities until recovery in fair value and expects to receive all amounts due relative to principal and interest.

The Company does not consider securities to be other-than-temporarily impaired where the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality where a recovery of all amounts due under the contractual terms of the security is anticipated and the Company has the intent and ability to hold until recovery or maturity.  Based on the review in concert with the Company’s ability and intent to hold these securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

Debt securities. The gross unrealized losses for debt securities are made up of 255 individual issues, or 24.3% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 96.0%.  Of the 255 securities, 29, or approximately 11.4%, fall in the 12 months or greater aging category; and 245 were rated investment grade at March 31, 2011.  Additional information on debt securities by investment category is summarized below.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

U.S. treasury.  One security had an unrealized loss.  The security is rated AAA.

U.S. government agencies.  10 securities had unrealized losses.  All are rated AAA.

State and political subdivisions.  The unrealized losses on these investments are the result of holdings in 114 securities.  Of these securities, all are rated A or above except 5 securities which are rated BBB and BBB+.  Based on these facts and the Company's intent to hold to maturity, no other-than-temporary loss was recognized as of March 31, 2011.

Foreign governments.  No securities had a gross unrealized loss.

Public utilities.  Of the 20 securities, all are rated BBB or above.  At this time, the Company does not consider any of these unrealized losses as other-than-temporary.

Corporate bonds. Corporate securities with unrealized losses are reviewed based on monitoring procedures described previously; including review of the amount of the unrealized loss, the length of time that the issue has been in an unrealized loss position, credit ratings, analyst reports, and recent issuer financial information.  A total of 80 securities had unrealized losses; with 5 issues rated below investment grade. More extensive analysis was performed on these 5 issues.  Based on the work performed, none of these securities are considered other-than-temporarily impaired at March 31, 2011.

Mortgage-backed securities. Of the 21 securities, all are rated AAA except 2, which are rated CCC.  The Company generally purchases these investments at a discount relative to their face amount and it is expected that the securities will not be settled at a price less than the stated par.  Because the decline in market value is attributable to the current illiquidity in the market and not credit quality, and because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, and based on the lack of adverse changes in expected cash flows, the Company does not consider these AAA rated investments and 2 CCC rated investments to be other-than-temporarily impaired at March 31, 2011.

Home equity. Of the 7 securities, 5 are rated AAA, 1 is rated AA, and 1 is rated CC.  The Company performs a quarterly cash flow analysis on asset-backed securities that are rated below AA.  Based on the lack of adverse changes in expected cash flows, the 1 issue rated CC is not considered impaired.

Manufactured housing.  Of the 2 securities with an unrealized loss, one is rated B and the other is rated BB.  Based on lack of adverse changes in expected cash flows, both securities are not considered other-than-temporarily impaired.

Equity securities.  The gross unrealized losses for equity securities are made up of 20 individual issues.  These holdings are reviewed for impairment quarterly.  As of March 31, 2011, no equity security was other-than-temporarily impaired.

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

(C)  Transfer of Securities

During the three months ended March 31, 2010, the Company made transfers totaling $11.7 million, respectively, to the held to maturity category from securities available for sale.  Lower holdings of securities available for sale reduce the Company's exposure to market price volatility while still providing securities available for liquidity and asset/liability management purposes. The transfers of securities were recorded at fair value in accordance with GAAP, which requires that the $0.6 million unrealized holding loss at the date of the transfer continue to be reported in a separate component of stockholders' equity and be amortized over the remaining lives of the securities, as an adjustment of yield, in a manner consistent with the amortization of any premium or discount.  No bonds were transferred in between available for sale and held to maturity in 2011.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	March 31, 2011
Description	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,402,195	-	2,383,136	19,059
Equity securities, available for sale	16,272	7,917	237	8,118
Derivatives	113,992	-	113,992	-

Total assets	$2,532,459	7,917	2,497,365	27,177

Policyholder account balances (a)	$127,309	-	127,309	-
Other liabilities (b)	3,511	-	-	3,511

Total liabilities	$130,820	-	127,309	3,511

During the three months ended March 31, 2011, the Company did not make any transfers of assets into or out of levels 1,2 or 3.

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,374,877	-	2,356,275	18,602
Equity securities, available for sale	15,230	7,607	59	7,564
Derivatives, index options	80,284	-	80,284	-

Total assets	$2,470,391	7,607	2,436,618	26,166

Policyholder account balances (a)	$93,147	-	93,147	-
Other liabilities (b)	4,512	-	-	4,512

Total liabilities	$97,659	-	93,147	4,512

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	March 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,383,136	-	2,383,136	-
Priced internally	19,059	-	-	19,059
Subtotal	2,402,195	-	2,383,136	19,059

Equity securities, available for sale:
Priced by third-party vendors	8,154	7,917	237	-
Priced internally	8,118	-	-	8,118
Subtotal	16,272	7,917	237	8,118

Derivatives, index options:
Priced by third-party vendors	113,992	-	113,992	-
Priced internally	-	-	-	-
Subtotal	113,992	-	113,992	-

Total	$2,532,459	7,917	2,497,365	27,177

Percent of total	100%	-	99%	1%

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,356,275	-	2,356,275	-
Priced internally	18,602	-	-	18,602
Subtotal	2,374,877	-	2,356,275	18,602

Equity securities, available for sale:
Priced by third-party vendors	7,666	7,607	59	-
Priced internally	7,564	-	-	7,564
Subtotal	15,230	7,607	59	7,564

Derivatives, index options:
Priced by third-party vendors	80,284	-	80,284	-
Priced internally	-	-	-	-
Subtotal	80,284	-	80,284	-

Total	$2,470,391	7,607	2,436,618	26,166

Percent of total	100%	0%	99%	1%

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	For the Three Months Ended March 31, 2011
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	For Sale	For Sale	Assets	Liabilities
	(In thousands)

Beginning balance of period	$18,602	7,564	26,166	4,512
Total realized and unrealized gains (losses):
Included in net income	-	-	-	(669)
Included in other comprehensive income	302	554	856	-
Purchases, sales, issuances and settlements, net	155	-	155	(332)
Transfers into Level 3	-	-	-	-

Balance at end of period	$19,059	8,118	27,177	3,511

Amount of total losses for the period included in net income attributable to the change in unrealized gains relating to assets still held at end of period	$-	-	-	(669)

	For the Three Months Ended March 31, 2010
	Debt	Equity
	Securities,	Securities,
	Available	Available	Total	Other
	For Sale	For Sale	Assets	Liabilities
	(In thousands)

Beginning balance of period	$16,650	7,157	23,807	5,373
Total realized and unrealized gains (losses):
Included in net income	-	-	-	730
Included in other comprehensive income	955	408	1,363	-
Purchases, sales, issuances and settlements, net	128	-	128	(26)
Transfers into Level 3	-	-	-	-

Balance at end of period	$17,733	7,565	25,298	6,077

Amount of total losses for the period included in net income attributable to the change in unrealized gains relating to assets still held at end of period	$-	-	-	(804)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Realized gains (losses) on debt and equity securities are reported in the condensed consolidated statements of earnings as net investment gains (losses).  Unrealized gains (losses) on available for sale debt and equity securities are reported as other comprehensive income (loss) within stockholders’ equity.

The fair value hierarchy classifications are reviewed each reporting period. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes. Reclassifications are reported as transfers into and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

The carrying amounts and fair values of the Company's financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying Values	Fair Values	Carrying Values	Fair Values
	(In thousands)

ASSETS
Investments in debt and equity securities:
Securities held to maturity	$5,151,130	5,409,535	4,977,516	5,259,332
Securities available for sale	2,418,467	2,418,467	2,390,107	2,390,107

Cash and short-term investments	62,321	62,321	80,332	80,332
Mortgage loans	142,770	140,742	141,247	139,169
Policy loans	77,539	77,539	78,448	78,448
Other loans	9,553	9,508	10,231	10,183
Derivatives, index options	113,992	113,992	80,284	80,284
Life interest in Libbie Shearn Moody Trust	576	12,775	657	12,775

LIABILITIES
Deferred annuity contracts	$5,993,149	5,648,941	5,787,490	5,451,494
Immediate annuity and supplemental contracts	494,607	491,325	490,365	488,966

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company purchases over-the-counter index options, which are derivative financial instruments, to hedge the equity return component of its fixed-indexed annuity and life products.  The index options act as hedges to match closely the returns on the underlying index or indices.  The amounts which may be credited to policyholders are linked, in part, to the returns of the underlying index or indices. As a result, changes to policyholders' liabilities are substantially offset by changes in the value of the options. Cash is exchanged upon purchase of the index options and no principal or interest payments are made by either party during the option periods. Upon maturity or expiration of the options, cash may be paid to the Company depending on the performance of underlying index or indices and terms of the contract.

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

The tables below present the fair value of derivative instruments as of March 31, 2011 and December 31, 2010, respectively.

	March 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments under statement 133

Equity index options	Derivatives, Index Options	$113,992

Fixed-index products			Universal Life and Annuity Contracts	$127,309

Total		$113,992		$127,309

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

The table below presents the effect of derivative instruments in the consolidated statement of earnings for the three months ended March 31, 2011 and 2010.

		March 31, 2011	March 31, 2010
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$31,849	11,947

Fixed-index products	Universal life and annuity contract interest	(31,395)	(14,117)

		$454	(2,170)

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

Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three months ended March 31, 2011 follows.  This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes beginning on page 3 of this report and with the 2010 Annual Report filed with the SEC.

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

Due to the business of accepting funds to pay future obligations in later years and the underlying economics, the relevant factors affecting the Company’s business and profitability include the following:

Ÿ	the level of sales and premium revenues collected
Ÿ	persistency of policies and contracts
Ÿ	returns on investments sufficient to produce acceptable spread margins over interest crediting rates
Ÿ	investment credit quality which minimizes the risk of default or impairment
Ÿ	levels of policy benefits and costs to acquire business
Ÿ	the level of operating expenses
Ÿ	effect of interest rate changes on revenues and investments including asset and liability matching
Ÿ	maintaining adequate levels of capital and surplus
Ÿ	actual levels of surrenders, withdrawals, claims and interest spreads and changes in assumptions for amortization of deferred policy acquisition expenses and deferred sales inducements
Ÿ	changes in the fair value of derivative index options and embedded derivatives pertaining to fixed-index life and annuity products
Ÿ	pricing and availability of adequate reinsurance

The Company monitors these factors continually as key business indicators.  The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company’s business performance in 2011, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Insurance Operations - Domestic

The Company is currently licensed to do business in all states and the District of Columbia except for New York.  Products marketed are annuities, universal life insurance, fixed-indexed universal life, and traditional life insurance, which include both term and whole life products.  The Company’s domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-indexed annuities.  Most of these annuities can be sold as tax qualified or nonqualified products.  At March 31, 2011, the Company maintained approximately 133,500 annuity contracts in force.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 11,300 independent agents contracted.  Roughly 32% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international sales focus on foreign nationals in upper socioeconomic classes.  Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another.  Products issued to international residents are almost entirely universal life and traditional life insurance products.  However, certain annuity and investment contracts are also available. At March 31, 2011, the Company had approximately 72,900 international life insurance policies in force representing approximately $17.5 billion in face amount of coverage.

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

	Three Months Ended March 31,
	2011	2010
	(In thousands)

International:
Universal life	$1,678	1,483
Traditional life	792	631
Fixed-indexed life	4,204	3,454
	6,674	5,568

Domestic:
Universal life	21	217
Traditional life	7	28
Fixed-indexed life	485	521
	513	766

Totals	$7,187	6,334

Life insurance sales as measured by annualized first year premiums increased 13.5% in the first quarter of 2011 as compared to the first quarter of 2010. The Company's international life insurance line of business was the underlying driver of higher overall life insurance sales posting a 20% increase over the comparable results in the first quarter of 2010 while domestic life sales declined 33%.

The Company's international life business consists of applications submitted from residents in various regions outside of the United States, the volume of which typically varies based upon changes in the socioeconomic climates of these regions. Historically, the Company has experienced a simultaneous combination of rising and declining sales in various countries; however, the appeal of the Company's dollar-denominated life insurance products overcomes many of the local and national difficulties. In the “Great Recession” economic climate during 2008-2009, individuals in countries outside of the United States became increasingly leery of the U.S. economy and the stability of financial institutions and markets. These concerns manifested via reduced international sales during this time period. As fiscal and regulatory policies were enacted in response to the financial market turmoil, the ensuing level of relative stability served to recapture the confidence of international markets. Consequently, the Company has seen an increased level of submitted life insurance premium from international applicants which began to emerge in higher sales levels during the latter half of 2010.

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

	Three Months Ended March 31,
	2011	2010
Percentage of International Sales:
Latin America	86.2%	81.0%
Pacific Rim	12.0	17.9
Eastern Europe	1.8	1.1

Totals	100.0%	100.0%

Year-to-date, the Company has recorded sales to residents outside of the United States in over thirty different countries with Brazil (38%), Taiwan (12%), and Venezuela (9%) comprising the largest contributions.

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

The Company’s domestic product development emphasis over the past couple of years in creating SPUL, EIUL, and single or limited pay EIUL products has been positioned to take advantage of the changing demographic in the marketplace as the first layer of the “Baby Boomer” generation turns 65 years of age in 2011. These products are designed to facilitate the wealth transfer of accumulated savings of this segment of the population via systematic funding mechanisms. While first quarter domestic sales lagged the prior year, domestic life sales in the month of April alone exceeded the cumulative first quarter total as these life products have begun to take traction with the Company’s distributors.

The Company’s sales to international residents have witnessed a steady growth in the average face amount of insurance coverage per policy. As mentioned previously, the Company’s implementation of commission caps on domestic policies in 2009 discouraged sales of larger face amounts resulting in lower sales levels and amounts of insurance per policy as shown below.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2005	137,900	245,900
Year ended December 31, 2006	315,800	254,700
Year ended December 31, 2007	416,800	251,000
Year ended December 31, 2008	455,200	272,000
Year ended December 31, 2009	201,400	315,300
Year ended December 31, 2010	164,800	338,600
Three months ended March 31, 2011	153,900	365,000

The U.S. financial crisis had a significant impact upon life insurance sales industry-wide. The financial burdens associated with the loss of employment, higher debt levels, a reduction in wealth through declines in value of home and financial holdings, and a higher propensity to save versus consume resulted in dramatically reduced purchases of life insurance to levels not seen since 1942, according to insurance marketing research sources. After several challenging years of life insurance sales, life insurers are looking for new ways to rebuild premium levels. The Company’s focus is directed toward its competitive advantages in international markets and wealth transfer strategies for domestic life sales.

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of March 31,
	2011	2010
	($ In thousands)
Universal life:
Number of policies	62,490	65,540
Face amounts	$7,478,860	7,540,670

Traditional life:
Number of policies	44,760	46,540
Face amounts	$2,718,910	2,424,940

Fixed-indexed life:
Number of policies	30,760	28,110
Face amounts	$7,430,240	6,567,480

Rider face amounts	$2,218,290	2,142,780

Total life insurance:
Number of policies	138,010	140,190
Face amounts	$19,846,300	18,675,870

In addition to reduced sales levels, the economic environment of the past few years precipitated an increase in policy terminations, particularly with regard to international life products. During 2009, international policy terminations spiked during the first half of the year and eventually ended the year at an annualized rate of 13.7%. In 2010, the annualized lapse percentage for the international block of business declined to 9.6% and has remained below that level during the first quarter of 2011.

The Company’s domestic in force business includes final expense policies and other smaller face amount traditional life policies written over the past several decades. As the Company’s domestic product portfolio has changed to higher face amount universal life and fixed-indexed life policies, a decline in the number of traditional life policies in force has been steadily occurring.

At March 31, 2011, the Company’s face amount of life insurance in force was comprised of $17.5 billion from the international line of business and $2.3 billion from the domestic line of business. At December 31, 2010, these amounts were $17.3 billion and $2.3 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Fixed-indexed annuities	$226,917	143,965
Other deferred annuities	102,240	114,442
Immediate annuities	3,735	5,946

Total	$332,892	264,353

Annuity sales for the first quarter of 2011 were 26% higher than the comparable period in 2010, continuing a trend of higher sales activity that began during 2009 and continued throughout 2010 when the Company achieved total annuity sales in excess of $1.4 billion. The recessionary contraction and financial market crisis that began in the latter half of 2007 impacted many annuity carriers. Losses from investment impairments and equity exposure through variable annuity product offerings crippled the capital position of numerous insurers and limited their ability to write new business. In contrast, the Company’s substantial capital position attained through operating profitability and limited investment loss exposure positioned it to write additional levels of annuity business. The increase in annuity sales levels the past couple of years is indicative of the Company’s enhanced competitive position in the marketplace. An additional factor contributing to this growth is the Company’s A.M. Best rating increase to “A” (Excellent) received during 2009 followed by an increase in its rating outlook from Standard & Poor’s during 2010 moving from “negative” to “stable”.

The Company's mix of annuity sales tends to shift with interest rate levels and the relative performance of the equity market. Over the past several years, sales of fixed-indexed products have consistently accounted for more than one-half of all annuity sales and were 68% of annuity activity during the first three months of 2011 reflecting the two year bull market run in equities since bottoming out in the first quarter of 2009. For all fixed-indexed products, the Company purchases over the counter options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-indexed products also provide the contract holder the alternative to elect a fixed interest rate crediting option. Over one-half of fixed-indexed contract holders have currently elected this crediting option.

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

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of March 31,
	2011	2010
	($ In thousands)

Fixed-indexed annuities
Number of policies	48,400	38,370
GAAP annuity reserves	$3,310,317	2,118,960

Other deferred annuities
Number of policies	68,630	68,379
GAAP annuity reserves	$2,677,361	2,299,510

Immediate annuities
Number of policies	16,490	16,060
GAAP annuity reserves	$418,267	353,370

Total annuities
Number of policies	133,520	122,809
GAAP annuity reserves	$6,405,945	4,771,840

Impact of Recent Business Environment

Economic data has progressively shown signs of improvement over the past several quarters implying ongoing favorable growth at least in the near term. Consumers are benefiting from advancement in their incomes and retail store metrics indicate that consumers are showing an inclination to spend again. Although high relative to historical levels, improving employment data should further encourage consumers providing an additional boost to the economy. A looming cloud on the horizon is energy costs as social unrest in oil producing countries in the Middle East, the Japanese earthquake and tsunami, and the energy needs of emerging markets have caused oil prices to surpass $100 a barrel. While substantially below the $140 top price in 2008, a prolonged episode of energy prices at these levels could provide a drag on economic growth. The specter of higher inflation is also concerning given the acceleration of commodity prices combined with fiscal policies that have greatly depreciated the U.S. dollar.

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

The financial duress in 2008 and 2009 did not have an adverse affect on our annuity line of business. Annuity sales in 2009 increased 106% over the levels attained in 2008. With the green shoots of recovery emerging in 2010, we witnessed annuity sales increase 71% over those of 2009 and first quarter 2011 annuity sales have continued this strong pattern. While there may be many underlying reasons for this expansion in our annuity business, we believe that at least the following factors may explain this outcome: (1) during uncertain economic periods, consumers follow a flight to safety toward lower risk assets such as annuity products; (2) the Company’s strong financial position, upgrade in financial strength rating from A.M. Best during 2009 and ample capital resources enhanced our presence in the annuity marketplace with independent distributors and end market consumers; (3) many of the Company’s competitors incurred reductions in their capital base due to a deterioration in the quality of their investment portfolios, including investment impairments and losses, which caused them to curtail sales activity and recruitment of independent distribution; and (4) the uncertainty surrounding the potential regulation of fixed-indexed annuities by the SEC was eliminated when the U.S Court of Appeals vacated the proposed regulation (Rule 151A) and Congress passed the Dodd-Frank Act which exempted annuities under the Securities Act of 1933. Despite these factors and their impact on the growth in the Company’s annuity sales, it is unclear what effect ongoing economic and political challenges may have upon future business levels.

The fixed income markets, our primary investment source, have experienced an improvement in fundamental credit quality on the heels of stronger liquidity, improving corporate profitability and modest economic growth. Credit downgrades of fixed income instruments by rating agencies were fairly prevalent during 2008 and 2009. However, credit default rates declined during 2010 and conditions for 2011 are expected to remain as favorable as that in 2010. The Company experienced minimal impairment and degradation of quality in its fixed income holdings during the financial crisis and subsequent recovery. There is no certainty that future events may produce the same success in this regard.

The unprecedented low U. S. Treasury yields combined with tightening credit spreads (difference between bond yields and risk-free interest rates) on fixed maturity securities has produced new challenges in managing Company profitability given the resulting “compression” on interest spreads (difference between the yield on investments and the amounts required to credit on associated policy values). Industry analysts and observers generally agree that a sudden jump in interest rate levels would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. The federal government burgeoning deficit and “quantitative easing” initiatives have served to put upward pressure on longer term interest rates. It is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company’s business, results of operations, cash flows or financial condition.

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

Consolidated Operations

Revenues.  The following details Company revenues:

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Universal life and annuity contract charges	$29,832	32,094
Traditional life and annuity premiums	4,022	3,617
Net investment income (excluding derivatives)	101,666	90,903
Other revenues	9,906	6,152

Operating revenues	145,426	132,766
Derivative gain	31,849	11,947
Net realized investment gains (losses)	3,092	(429)

Total revenues	$180,367	144,284

Universal life and annuity contract charges - Revenues for universal life and annuity contracts decreased 7.0% for the three months in 2011 compared to 2010 primarily due to lower surrender charges collected as a result of improved persistency of its business in force.  Revenues for these products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance charges, as shown in the following table.

	Three Months Ended March 31,
Contract Revenues:	2011	2010
	(In thousands)

Cost of insurance and administrative charges	$28,035	26,965
Surrender charges	6,531	9,559
Other charges	239	208
Gross contract revenues	34,805	36,732

Reinsurance premiums	(4,973)	(4,638)

Net contract revenues	$29,832	32,094

Traditional life and annuity premiums - Traditional life and annuity premiums increased 11.1% in the first three months of 2011 compared to the same period in 2010.  Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The Company’s life insurance sales focus has been primarily centered around universal life products.  Universal life products, especially the Company’s equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index such as the S&P 500 Index® have been more popular product offerings in the Company’s markets.

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

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Gross investment income:
Debt securities	$97,465	87,641
Mortgage loans	2,693	2,103
Policy loans	1,355	1,350
Short-term investments	45	5
Other invested assets	368	369

Total investment income	101,926	91,468
Less: investment expenses	260	565

Net investment income (excluding derivatives)	101,666	90,903
Derivative gain	31,849	11,947

Net investment gain	$133,515	102,850

For the quarter ended March 31, 2011, investment grade debt securities generated approximately 95.6% of total investment income, excluding derivative gains.  The growth in investment income from debt securities in the first quarter of 2011 versus 2010 reflects the increase in the size of the portfolio fueled by investable cash inflows from annuity sales.

In order to assess underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gains, which is a common practice in the insurance industry.  Net investment income performance is summarized as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Excluding derivatives:
Net investment income	$101,666	90,903
Average invested assets, at amortized cost	$7,841,353	6,213,672
Annual yield on average invested assets	5.54%	5.85%

Including derivatives:
Net investment income	$133,515	102,850
Average invested assets, at amortized cost	$7,448,790	6,236,974
Annual yield on average invested assets	7.17%	6.60%

The slightly lower yield on average invested assets in the first quarter of 2011 compared to 2010 is due to the lower yields obtained on new fixed maturity debt securities investments during the last 12 months.  During 2010, the average yield on bond purchases to fund insurance operations was 4.45% representing a 1.35% spread over treasury rates.  Insurance operation bond purchases in the first quarter of 2011 had an average yield of 4.57% as spreads narrowed to 1.13% over treasury rates.

Other revenues - Other revenues primarily pertain to the Company's two nursing homes operations in Reno, Nevada and San Marcos, Texas.  Revenues associated with these operations were $5.8 million and $5.5 million for the three months ended March 31, 2011 and 2010, respectively.  Other revenues in the first quarter of 2011 also include $4.0 million due to settlement of a lawsuit in which the Company was the plaintiff.

Derivative gain - Index options are derivative financial instruments used to hedge the equity return component of the Company’s fixed-indexed products.  Income or loss from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income.

Income and losses from index options are due to equity market conditions.  Index options are intended to act as hedges to match the returns on the product’s underlying reference index.  The rise or decline in the index relative to index level at the time of the option purchase causes option values to likewise rise or decline. The Company does not elect hedge accounting relative to these derivative instruments.  While income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company’s fixed-indexed products also fluctuates in a similar manner and direction.  For the three months ended March 31, 2011 and 2010, the reference indices increased and the Company recorded index option gains and an increase in contract interest expenses.

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Derivatives:
Unrealized gain (loss)	$31,057	(5,788)
Realized gain	792	17,735

Total gain included in net investment income	$31,849	11,947

Total contract interest	$92,149	62,701

Net realized investment gains (losses) - Realized gains on investments in the first quarter of 2011 primarily resulted from gains on bond calls and sales. The net gains reported consisted of gross gains of $3.2 million offset by gross losses of $0.1 million, which includes other-than-temporary impairment losses on mortgage loan and real estate investments.

The Company records impairment write-downs when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected.  Impairments due to credit factors are recorded in the Company’s consolidated statement of earnings while non-credit impairment losses are included in other comprehensive income.  Impairment and valuation write-downs are summarized in the following table.

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Impairment or valuation write-downs:
Bonds	$-	222
Equities	-	-
Mortgage loans	50	385
Real estate	39	174

	$89	781

The mortgage loan valuation write-down in 2010 involves a New Orleans, Louisiana property whose value was negatively impacted by Hurricane Katrina.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Life and other policy benefits	$12,216	13,287
Amortization of deferred policy acquisition costs	27,489	23,769
Universal life and annuity contract interest	92,149	62,701
Other operating expenses	20,718	17,316

Totals	$152,572	117,073

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, decreased to $8.4 million during the first quarter of 2011 from $9.3 million for the quarter ended March 31, 2010.  The favorable claims results are due to the higher claims in the first quarter of 2010 related to the earthquake in Haiti.  While death claim amounts are subject to variation from period to period, the Company's mortality experience has generally been consistent with or better than its product pricing assumptions.

Amortization of deferred policy acquisition costs - Life insurance companies are required to defer certain expenses that vary with, and are primarily related to, the cost of acquiring new business.  The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses and sales inducements.  The Company defers sales inducements in the form of first year interest bonuses on annuity and universal life products that are directly related to the production of new business.  These charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest.  Recognition of these deferred policy acquisition costs (“DPAC”) as an expense in the consolidated financial statements occurs over future periods in relation to the expected emergence of profits priced into the products sold.  This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns.  Companies are required to review universal life and annuity contract assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profits pattern is to be "unlocked" and reset based upon the actual experience.  DPAC balances are also adjusted each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies are compared to anticipated experience (“true-up”) with the adjustment reflected in current period amortization expense.  In accordance with GAAP guidance the Company must also write-off deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets upon internal replacement of certain contracts as well as annuitiziations of deferred annuities.

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense for the first quarter of 2011, and 2010.

	Three Months Ended March 31,
Increase (Decrease) in DPAC Balance	2011	2010
	(In thousands)

Unlocking	$-	(2,700)
True-up	(3,041)	3,170

Totals	$(3,041)	470

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

The Company is required to periodically adjust for actual experience that varies from that assumed.  True-up adjustments were recorded in the first quarter of  2011 and 2010 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year’s experience resulting in a $3.0 million decrease and a $3.2 million increase in amortization expense, respectively.

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

The Company's approximated average credited rates, excluding and including fixed-indexed (derivative) products, were as follows:

	March 31,		March 31,
	2011	2010	2011	2010
	(Excluding derivative products)		(Including derivative products)

Annuity	3.90%	3.06%	4.89%	3.89%
Interest sensitive life	4.00%	3.19%	6.57%	5.62%

Contract interest including fixed-indexed products also encompasses the performance of the derivative component of the Company's fixed-indexed products.  As previously noted, the market performance of these derivative features resulted in net realized and unrealized gains of $31.8 million and $11.9 million for the first three months of 2011 and 2010, respectively.

Other operating expenses - Other operating expenses consist of general administrative expenses, legal costs, licenses and fees, commissions not subject to deferral, nursing home expenses and share based compensation costs.

Nursing home operation expenses were $5.2 million and $4.2 million, for the quarter ended March 31, 2011 and 2010, respectively.  Nursing home expenses reflects a full year of operations for the San Marcos, Texas facility in 2011 and 2010.  This facility started operations in the second quarter of 2009.

Share based compensation costs for the Company’s stock option plans related to outstanding vested and unvested stock options for the quarter ended March 31, 2011 and 2010 totaled $(0.7) million and $0.7 million, respectively as a result of marking the stock options to fair value under the liability method of accounting. The fluctuation in expense for the Company’s stock option plans largely reflects the market price change in the Company’s Class A common stock as of the reporting dates.

The Company has been involved in major information system initiatives to enhance actuarial, accounting, policy acquisition, and policy administration processes. Costs related to these systems are capitalized during the development process and then amortized once they are placed into service and used in operations.  For the quarter ended March 31, 2011 and 2010, amortization expense in association with these system implementations was $0.8 million and $0.5 million, respectively.

The Company has been involved in various legal actions both as a defendant and as a plaintiff.  Legal expenses during the first quarter of 2011 and 2010 were $2.4 million and $1.6 million, respectively.

Federal Income Taxes.  Federal income taxes on earnings from continuing operations reflect effective tax rates of 34.5% and 32.4% for the first quarter of 2011 and 2010, respectively.  Actual rates are lower than the expected Federal rate of 35%, primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the quarters ended March 31, 2011 and 2010 is provided below.  The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic	International
	Life	Life		All
	Insurance	Insurance	Annuities	Others	Totals
	(In thousands)

Segment earnings:

March 31, 2011	$(2,221)	3,017	13,453	1,952	16,201

March 31, 2010	$305	1,341	15,073	1,968	18,687

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Premiums and other revenue:
Premiums and contract charges	$6,032	6,985
Net investment income	4,996	4,798
Other revenues	7	33

Total premiums and other revenue	11,035	11,816

Benefits and expenses:
Life and other policy benefits	5,234	3,250
Amortization of deferred policy acquisition costs	2,883	2,740
Universal life insurance contract interest	2,638	2,462
Other operating expenses	3,666	2,913

Total benefits and expenses	14,421	11,365

Segment earnings (loss) before Federal income taxes	(3,386)	451

Federal income taxes (benefit)	(1,165)	146

Segment earnings (loss)	$(2,221)	305

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

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Universal life insurance revenues	$5,726	6,447
Traditional life insurance premiums	1,569	1,942
Reinsurance premiums	(1,263)	(1,404)

Totals	$6,032	6,985

The Company’s domestic life insurance sales have been declining since 2008 (refer to the collected premium analysis below) resulting in lower universal contract revenue charges from new business. In addition, the pace of new policies issued has lagged the number of policies terminating from death or surrender causing a declining level of insurance in force from which contract charge revenue is received. The number of domestic life insurance policies has declined from 69,700 at December 31, 2009 to 66,000 at December 31, 2010, and to 64,900 at March 31, 2011.

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings in accordance with GAAP.  Actual domestic universal life premiums are detailed below.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Universal life insurance:
First year and single premiums	$1,981	3,503
Renewal premiums	5,606	5,518

Totals	$7,587	9,021

The Company's efforts over the past several years have been to attract new independent agents and to promote life products to improve domestic life sales.  Recent economic events have had an adverse effect on new life sales in the industry.  However, the Company has partnered with a distributor for marketing its single premium universal life products which has resulted in an increase in policy applications during the first quarter of 2011.

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter.  Despite higher claim activity during the first quarter of 2011, the Company’s overall mortality experience for this segment is in line with pricing assumptions.

As noted previously in the discussion of results from consolidated operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense for the first quarter of 2011 and 2010.

	March 31,
Increase in DPAC Balance	2011	2010
	(In thousands)

Unlocking	$-	-
True-up	53	420

Totals	$53	420

International Life Insurance Operations

The Company's international life operations have been a significant factor in the Company's overall earnings performance and represents a market niche where the Company believes it has a competitive advantage.  A productive agency force has been developed given the Company's longstanding reputation for supporting its international life products coupled with the instability of competing companies in international markets.

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Premiums and other revenue:
Premiums and contract charges	$24,560	24,117
Net investment income	13,021	10,322
Other revenues	24	65

Total premiums and other revenue	37,605	34,504

Benefits and expenses:
Life and other policy benefits	4,962	9,140
Amortization of deferred policy acquisition costs	8,198	6,675
Universal life insurance contract interest	12,919	10,149
Other operating expenses	6,926	6,556

Total benefits and expenses	33,005	32,520

Segment earnings before Federal income taxes	4,600	1,984

Provision for Federal income taxes	1,583	643

Segment earnings	$3,017	1,341

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Universal life insurance revenues	$25,820	25,679
Traditional life insurance premiums	3,118	2,443
Reinsurance premiums	(4,378)	(4,005)

Totals	$24,560	24,117

In general, universal life revenues and operating earnings are anticipated to emerge with the amount of international life insurance in force.  The volume of insurance in force has grown from $16.2 billion at March 31, 2010 to $17.5 billion at March 31, 2011.

International universal life revenues also include surrender charges assessed upon surrender of contracts by policyholders. In the midst of the financial crisis during the past few years, the Company’s international policyholders in particular exhibited concern regarding the developments in U.S. financial markets. This evidenced itself in the Company’s termination activity in its international life policies in force. During 2009, the Company incurred higher termination experience than is typical which resulted in recognition of increased surrender charge fee income. The following table illustrates the Company’s recent international life termination experience.

Volume In Force Terminations	Amount in $’s	Annualized Termination Rate
	(millions)

Three months ended March 31, 2011	$375.9	7.7%
Year ended December 31, 2010	1,721.8	9.0%
Year ended December 31, 2009	2,423.2	13.0%
Year ended December 31, 2008	1,923.2	10.8%
Year ended December 31, 2007	1,674.3	10.2%
Year ended December 31, 2006	1,604.4	10.8%

Premiums collected on universal life products are not reflected as revenues in the Company's consolidated statements of earnings in accordance with GAAP.  Actual international universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Universal life insurance:
First year and single premiums	$8,495	6,596
Renewal premiums	27,577	24,575

Totals	$36,072	31,171

The Company’s most popular international products have been its fixed-indexed universal life products in which policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of the S&P 500 Index®.  Included in the totals in the above table are collected premiums for fixed-indexed universal life products of approximately $22.4 million and $17.8 million for the first quarter of 2011 and 2010, respectively, an increase of 25.8%.

As previously noted, net investment income and contract interest include period-to-period changes in fair values pertaining to options purchased that are tied to the performance of the underlying indexes. With the growth in the fixed-indexed universal life block of business, the period-to-period changes in fair values of the underlying options can have a significant impact on net investment and contract interest. A detail of net investment income for international life insurance operations is provided below.

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Net investment income (excluding derivatives)	$9,988	8,486
Derivative gain	3,033	1,836

Net investment income	$13,021	10,322

A comparable impact for the derivative component in the equity-indexed universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. The Company’s clientele for international products are wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts. In the year ended December 31, 2010, the average face amount of insurance purchased was approximately $339,000, and in the quarter ended March 31, 2011 the average was $365,000. Life and policy benefit expense for the international life segment reflects the larger policies purchased. In addition, the expense shown for 2010 includes death claims of approximately $3.1 million, after reinsurance, associated with the Haiti earthquake in January 2010.

As noted previously, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on international life insurance DPAC balances recorded through amortization expense for the first quarter of 2011 and 2010.

	March 31,
Increase (Decrease) in DPAC Balance	2011	2010
	(In thousands)

Unlocking	$-	-
True-up	(467)	2,140

Totals	$(467)	2,140

In the first quarter of 2011 and 2010, the Company did not record any additional amortization expense for international life business related to the unlocking of assumptions.  True-up adjustments in 2011 decreased the DPAC balance and increased amortization expense while 2010 true-up assumptions increased the DPAC balance and decreased amortization expense.

As indicated in the discussion concerning net investment income, contract interest expense includes fluctuations that are the result of underlying equity indices performance associated with fixed-indexed universal life products.  The derivative gain (loss) realized on purchased call options is included in the amounts the Company credits to policyholders. For more details about the Company’s use of index options to hedge the performance of equity indices refer to the derivative gain (loss) discussion in the Consolidated Operations section of this Item 2.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States.  Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales.  A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Premiums and other revenue:
Premiums and contract charges	$3,262	4,609
Net investment income	113,112	86,181
Other revenue	4,061	552

Total premiums and other revenue	120,435	91,342

Benefits and expenses:
Life and other policy benefits	2,020	897
Amortization of deferred policy acquisition costs	16,408	14,354
Annuity contract interest	76,592	50,090
Other operating expenses	4,903	3,707

Total benefits and expenses	99,923	69,048

Segment earnings before Federal income taxes	20,512	22,294

Provision for Federal income taxes	7,059	7,221

Segment earnings	$13,453	15,073

A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Surrender charges	$3,251	4,607
Traditional annuity premiums	4	2

Totals	$3,255	4,609

Deposits collected on annuity contracts are not reflected as revenues in the Company's consolidated statements of earnings in accordance with GAAP. Actual annuity deposits collected for the three months ended March 31, 2011 and 2010 are detailed below.

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Fixed-indexed annuities	$221,023	143,252
Other deferred annuities	104,150	112,722
Immediate annuities	5,349	5,620

Totals	$330,522	261,594

Fixed-indexed products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since the Company does not offer variable products or mutual funds, fixed-indexed products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-indexed annuity deposits as a percentage of total annuity deposits were 65% and 55% for the three months ended March 31, 2011 and 2010, respectively. The recovery in equity markets that began during 2009 did not manifest itself in terms of increased fixed-indexed sales until the latter part of 2009. Consequently, while 2010 total collected annuity deposits increased 71% over the level in 2009, fixed-indexed sales increased by 84% during the same time period. Other deferred annuity deposits increased 57% in 2010 compared to 2009.

As a selling inducement, some of the deferred products, as well as the fixed-indexed annuity products, include a first year interest bonus ranging from 1% to 7% depending upon the product in addition to a base interest rate.  Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied.  These bonus rates are deferred in conjunction with other capitalized policy acquisition costs.  The amount deferred and amortized over future periods amounted to approximately $11.3 million and $8.6 million during the first quarter of 2011 and 2010, respectively.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Net investment income (excluding derivatives)	$84,931	76,215
Derivative gain	28,181	9,966

Net investment income	$113,112	86,181

As previously described, derivatives are call options purchased to hedge the equity return component of the Company’s fixed-indexed annuity product with any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, reflected in net investment income.  Generally, a comparable impact for the derivative component in fixed-indexed annuity products is reflected in contract interest expense.

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary.  The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for the first quarter of 2011 and 2010.

	March 31,
Increase (Decrease) in DPAC Balance	2011	2010
	(In thousands)

Unlocking	$-	(2,700)
True-up	(2,627)	610

Totals	$(2,627)	(2,090)

During the first quarter of 2010 the Company unlocked a change in projected surrender charge rates on certain fixed rate annuities that reduced DPAC (and increased amortization expense) by $2.7 million. Unlocking was not done during the first quarter 2011.  The true-up adjustments recorded in the first quarter of 2011 and 2010 pertained to partial surrender rates, mortality rates, credited interest rates and earned investment rates.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge the Company's fixed-indexed annuities.  The detail of fixed-indexed annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Fixed-indexed annuities	$53,153	33,580
All other annuities	28,583	20,480

Gross contract interest	81,736	54,060
Bonus interest deferred and capitalized	(11,260)	(8,560)
Bonus interest amortization	6,116	4,590

Total contract interest	$76,592	50,090

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

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations.  However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries.  Nursing home operations generated $0.6 million and $1.4 million of operating earnings in the first quarters of 2011 and 2010, respectively,

INVESTMENTS

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

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

Debt securities	$7,553,325	95.3	7,352,393	95.6
Mortgage loans	142,770	1.8	141,247	1.8
Derivatives, index options	113,992	1.4	80,284	1.0
Policy loans	77,539	1.0	78,448	1.0
Real estate	19,004	0.2	20,088	0.3
Equity securities	16,272	0.2	15,230	0.2
Other	8,516	0.1	9,481	0.1

Totals	$7,931,418	100.0	7,697,171	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. government agency pass-through securities and collateralized mortgage obligations ("CMO").  The Company’s investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits.  As of March 31, 2011 and December 31, 2010, the Company's debt securities portfolio consisted of the following:

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

Corporate	$3,668,292	48.5	$3,559,508	48.4
Mortgage-backed securities	2,203,976	29.2	2,141,867	29.1
Public utilities	1,077,157	14.3	1,077,314	14.7
States & political subdivisions	333,658	4.4	331,731	4.5
U.S. Agencies	184,530	2.4	154,265	2.1
Asset-backed securities	62,988	0.9	64,878	0.9
Foreign governments	20,788	0.3	20,921	0.3
U.S. Treasury	1,936	0.0	1,909	0.0

Totals	$7,553,325	100.0	$7,352,393	100.0

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

	Three Months Ended	Year Ended
	March 31,	December 31,
	2011	2010
	($ In thousands)

Cost of acquisitions	$386,819	$1,559,154
Average S&P® quality	AA-	AA-
Effective annual yield	4.57%	4.45%
Spread to treasuries	1.13%	1.35%
Effective duration	7.8 years	6.8 years

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

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities.  Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks.  This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 97.8% held in investment grade securities.  In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P®.

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

AAA and U.S. government	$2,540,890	33.7	2,452,648	33.4
AA	598,053	7.9	551,572	7.5
A	1,732,220	22.9	1,722,300	23.4
BBB	2,516,026	33.3	2,482,373	33.7
BB and other below investment grade	166,136	2.2	143,500	2.0

Totals	$7,553,325	100.0	7,352,393	100.0

The Company does not purchase below investment grade securities. Investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are summarized below.

	Below Investment Grade Debt Securities
				% of
	Amortized	Carrying	Fair	Invested
	Cost	Value	Value	Assets
	(In thousands, except percentages)

March 31, 2011	$157,466	166,136	163,973	2.1%

December 31, 2010	$136,076	143,500	139,306	1.9%

December 31, 2009	$155,110	155,283	141,895	2.4%

The Company's percentage of below investment grade securities compared to total invested assets increased from December 31, 2010 primarily due to three securities being downgraded during the first quarter of 2011.  The Company's holdings of below investment grade securities is relatively small and is low as a percentage of total invested assets compared to industry averages.

Holdings in below investment grade securities by category as of March 31, 2011 are summarized below, including March 31, 2011 and December 31, 2010 fair values for comparison. The Company is continually monitoring developments in these industries that may affect security valuation.

	Below Investment Grade Debt Securities
	Amortized	Carrying	Fair	Fair
	Cost	Value	Value	Value
	March 31,	March 31,	March 31,	December 31,
Industry Category	2011	2011	2011	2010
	(In thousands)

Retail	$20,144	23,585	23,585	23,230
Telecommunications	5,690	9,625	9,625	9,050
Asset-backed securities	12,726	13,358	13,800	13,738
Mortgage-backed	9,158	8,750	8,750	8,607
Transportation	-	506	506	491
Manufacturing	43,657	44,180	45,277	22,680
Banking/finance	54,264	54,273	50,476	49,789
Other	11,827	11,859	11,954	11,721

Totals	$157,466	166,136	163,973	139,306

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

Generally accepted accounting principles require that investments in debt securities be written down to fair value when declines in value are judged to be other-than-temporary.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price methodology). Refer to Note 10, Fair Values of Financial Instruments, of the accompanying condensed consolidated financial statements for further discussion.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity.  The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities.  Of the remaining two categories, available for sale and held to maturity, the Company makes a determination as to which category based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at March 31, 2011, approximately 31% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale.  These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	Fair	Amortized	Unrealized
	Value	Cost	Gains
	(In thousands)
Securities held to maturity:
Debt securities	$5,409,535	5,151,130	258,405
Securities available for sale:
Debt securities	2,402,195	2,250,931	151,264
Equity securities	16,272	6,055	10,217

Totals	$7,828,002	7,408,116	419,886

For the three months ended March 31, 2011, the Company had no other-than-temporary impairment write-downs.  See Note 9, Investments, of the accompanying condensed financial statements for further discussion.

Asset-Backed Securities

The Company holds approximately $63.0 million in asset-backed securities as of March 31, 2011.  This portfolio includes $28.5 million of manufactured housing bonds and $34.5 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The Company holds one Alt-A security with a carrying value of $4.4 million.  The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The average FICO for an Alt-A borrower is approximately 715 compared to a score of 730 for a jumbo prime borrower.  The Company’s exposure to the Alt-A and subprime sectors is limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans.  The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities.  With the government intervention initiatives in 2009, the housing market began to show signs of stabilizing.  There was an improvement in the prices of subprime securities as the bond market also became more liquid.  All of the loans classified as Alt-A or subprime in the Company’s portfolio as of March 31, 2011 were underwritten prior to 2005 as noted in the table below.

Investment	March 31, 2011		December 31, 2010
Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$7,842	7,771	8,070	8,025
2002	483	763	480	576
2003	4,287	4,352	4,286	4,197
2004	21,930	20,852	21,941	21,043

Subtotal subprime	$34,542	33,738	34,777	33,841

Alt A:
2004	$4,387	4,387	4,056	4,056

As of March 31, 2011, 6 of the subprime securities were rated AAA, 3 were rated AA, and 3 were rated CC.

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

The Company requires a minimum specified yield on mortgage loan investments.  Until recently the low interest rate environment resulted in fewer loan opportunities being available which met the Company's required rate of return.  This environment recently started to change in 2010 and the Company increased its new mortgage loan activity which resulted in an increase of $68.5 million in total loans at the 2010 year-end and an additional $10.0 million at March 31, 2011.

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

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as most of these investments were acquired through mortgage loan foreclosures.  Due to the bankruptcy filing by Circuit City in 2009, the Company foreclosed on one mortgage loan during 2010.  The Company also participates in several real estate joint ventures and limited partnerships that invest primarily in income-producing retail properties.  These investments have enhanced the Company's overall investment portfolio returns.

The Company held net investments in mortgage loans totaling $142.8 million and $108.7 million at March 31, 2011 and December 31, 2010, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Geographic Region:
West South Central	$74,361	52.1	$69,222	49.0
New England	20,688	14.5	19,731	14.0
Mountain	16,460	11.5	16,632	11.8
East North Central	10,195	7.1	17,349	12.3
Pacific	9,819	6.9	6,973	4.9
East South Central	5,450	3.8	5,468	3.9
South Atlantic	3,538	2.5	3,592	2.5
Middle Atlantic	2,259	1.6	2,280	1.6

Totals	$142,770	100.0	$141,247	100.0

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Property Type:
Retail	$83,487	58.5	$85,920	60.8
Hotel/Motel	24,168	16.9	24,334	17.2
Land/Lots	13,058	9.1	12,585	8.9
Apartments	10,205	7.2	9,181	6.5
Office	8,987	6.3	9,029	6.4
All other	2,865	2.0	198	0.2

Totals	$142,770	100.0	$141,247	100.0

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$54,473	38.2	$48,966	34.7
50% to 60%	27,594	19.3	29,746	21.0
60% to 70%	22,556	15.8	22,769	16.1
70% to 80%	7,113	5.0	1,923	1.4
80% to 90%	-	-	-	-
Greater than 90%	31,034	21.7	37,843	26.8

Totals	$142,770	100.0	$141,247	100.0

(1)  Loan-to-Value Ratio using the most recent appraised value

The mortgage loans in the greater than 90% category relate to new loans made with a long standing borrower which are backed by the investment property, contracted leases and the guarantee of the borrower.

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

1. The following table represents the mortgage loan allowance for the three months ended March 31, 2011 and the year ended December 31, 2010.

	March 31, 2011	December 31, 2010
	(In thousands)

Balance, beginning of period	$3,962	5,033
Provision	39	385
Releases	-	(1,456)

Balance, end of period	$4,001	3,962

The Company's real estate investments totaled approximately $19.0 million and $20.1 million at March 31, 2011 and December 31, 2010, respectively, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of the Company.  The Company recognized operating income on these properties of approximately $0.4 million for the three months ended March 31, 2011 and 2010.  The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

A decline in interest rates could cause certain mortgage-backed securities in the Company’s portfolio to be more likely to pay down or prepay. In this situation, the Company typically will be unable to reinvest the proceeds at comparable yields. Lower interest rates will likely also cause lower net investment income, subject the Company to reinvestment rates risks, and possibly reduce profitability through reduced interest rate margins associated with products with minimum guaranteed crediting rates. Alternatively, the fair value of the Company’s investment portfolio will increase when interest rates decline.

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	March 31,	December 31,
	2011	2010
	(In thousands, except percentages)

Debt securities - fair value	$7,811,230	7,634,209
Debt securities - amortized cost	$7,402,061	7,193,040
Fair value as a percentage of amortized cost	105.53%	106.13%
Unrealized gain balance	$409,669	441,169
Ten-year U.S. Treasury bond – increase in yield for the period	0.177%	(0.544)%

	Unrealized Gain Balance
	At	At	Change in
	March 31,	December 31,	Unrealized
	2011	2010	Balance
	(In thousands)

Debt securities held to maturity	$258,405	281,816	(23,411)
Debt securities available for sale	151,264	159,353	(8,089)

Totals	$409,669	441,169	(31,500)

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rates of the ten-year U.S. Treasury bond increased approximately 17.7 basis points from year-end 2010 in the first quarter of 2011 causing an unrealized loss of $31.5 million on a portfolio of approximately $7.6 billion.  The Company would expect similar results in the future from any significant upward or downward movement in market rates.  However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's consolidated balance sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2010, for its interest rate-sensitive assets and liabilities.  The changes in market values of the Company's debt securities in the first quarter of 2011 were reasonable given the expected range of results of this analysis.

Credit Risk

The Company is exposed to credit risk through counterparties and within its investment portfolio. Credit risk relates to the uncertainty associated with an obligor’s continued ability to make timely payments of principal and interest in accordance with the contractual terms of an instrument or contract. As previously discussed, the Company manages credit risk through established investment credit policies and guidelines which address the quality of creditors and counterparties, concentration limits, diversification practices and acceptable risk levels. These policies and guidelines are regularly reviewed and approved by senior management and the Company’s Board of Directors.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds.  To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities.  Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company.  The approach of matching asset and liability durations and yields requires an appropriate mix of investments.  Although the Company historically has not been put in the position of liquidating invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.  The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs.  There were no borrowings outstanding under the line of credit at March 31, 2011.

A primary liquidity concern for life insurers is the risk of an extraordinary level of early policyholder withdrawals. The Company includes provisions within its annuity and universal life insurance policies, such as surrender charges, that help limit and discourage early withdrawals.

The actual amounts paid by product line in connection with surrenders and withdrawals for the three month periods ended March 31 are noted in the table below.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Product Line:
Traditional Life	$1,454	899
Universal Life	9,370	10,729
Annuities	128,058	84,680

Total	$138,882	96,308

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $50.0 million and $76.4 million for the three months ended March 31, 2011 and 2010, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows from these sources totaled $189.3 million and $254.0 million for the three months ended March 31, 2011 and 2010, respectively.  These cash flow items could be reduced if interest rates rise.  Net cash flows from the Company's universal life and investment annuity deposit product operations totaled $136.4 million and $123.4 million during the three months ended March 31, 2011 and 2010, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of March 31, 2011, the Company had no commitments beyond its normal operating and investment activities.

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

Insurance reserves are the means by which life insurance companies determine the liabilities that must be established to assure that future policy benefits are provided for and can be paid.  These reserves are required by law and based upon standard actuarial methodologies to ensure fulfillment of commitments guaranteed to policyholders and their beneficiaries, even though the obligations may not be due for many years. Refer to Note (1) in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of reserving methods.

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Life claims payable (1)	$70,573	70,573	-	-	-
Other long-term reserve liabilities reflected on the balance sheet under GAAP (2)	9,067,436	878,424	1,676,798	1,472,680	5,039,534

Total	$9,138,009	948,997	1,676,798	1,472,680	5,039,534

(1)  Life claims payable include benefit and claim liabilities for which the Company believes the amount and timing of the payment is essentially fixed and determinable.  Such amounts generally relate to incurred and reported death and critical illness claims including an estimate of claims incurred but not reported.
(2)  Other long-term liabilities include estimated life and annuity obligations related to death claims, policy surrenders, policy withdrawals, maturities and annuity payments based on mortality, lapse, annuitization, and withdrawal assumptions consistent with the Company’s historical experience. These estimated life and annuity obligations are undiscounted projected cash outflows that assume interest crediting and market growth consistent with assumptions used in amortizing deferred acquisition costs. They do not include any offsets for future premiums or deposits. Other long-term liabilities also include determinable payout patterns related to immediate annuities. In contrast to this table, the majority of the Company’s liabilities for future obligations recorded on the consolidated balance sheet do not incorporate future credited interest and market growth. Therefore, the estimated life and annuity obligations presented in this table significantly exceed the life and annuity liabilities recorded in the reserves for future life and annuity obligations as reported in the “Liabilities” section of the consolidated balance sheet.  Due to the significance of the assumptions used, the actual cash outflows will differ both in amount and timing, possibly materially, from these estimates.

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. As part of the Company’s implementation of a new general ledger and financial reporting system, management implemented certain transitional controls during the first quarter to validate the accuracy and propriety of data used to report financial results for the period. It is expected that additional controls will be implemented in future reporting periods as the Company fully migrates to the new general ledger and financial reporting system and integrates it into the Company’s financial reporting process.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8(A) "Legal Proceedings" of the accompanying financial statements included in this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no changes relative to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

The following table sets forth the Company’s repurchase of its Class A common shares from Option Holders for the quarter ended March 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

January 1, 2011 through January 31, 2011	-	$-	N/A	N/A
February 1, 2011 through February 28, 2011	-	$-	N/A	N/A
March 1, 2011 through March 31, 2011	980	$92.13	N/A	N/A

Total	980	$92.13	N/A	N/A

Purchased shares are reported in the Company's consolidated financial statements as authorized and unissued.

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date: May 10, 2011	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date: May 10, 2011	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 10, 2011	/S/ Thomas F. Kopetic
Thomas F. Kopetic
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)