Form 10-Q
period 2011-06-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2011-08-09
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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
Large accelerated filer  ☐     Accelerated filer  ☑   Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
As of August 5, 2011, the number of shares of Registrant's common stock outstanding was: Class A – 3,434,763 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	June 30, 2011	December 31, 2010

Investments:
Securities held to maturity, at amortized cost (fair value: $5,636,086 and $5,259,332)	$5,302,866	4,977,516
Securities available for sale, at fair value (cost: $2,304,913 and $2,221,579)	2,493,163	2,390,107
Mortgage loans, net of allowance for possible losses ($4,001 and $3,962)	160,897	141,247
Policy loans	75,743	78,448
Derivatives, index options	97,698	80,284
Other long-term investments	33,355	29,569

Total investments	8,163,722	7,697,171

Cash and short-term investments	80,667	80,332
Deferred policy acquisition costs	702,458	691,939
Deferred sales inducements	146,045	143,844
Accrued investment income	85,687	79,720
Federal income tax receivable	—	427
Other assets	83,851	80,515

Total assets	$9,262,430	8,773,948

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2011	December 31, 2010

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$7,561,174	7,108,599
Traditional life and annuity contracts	138,377	139,182
Other policyholder liabilities	145,753	151,526
Deferred Federal income tax liability	46,695	57,857
Federal income tax payable	3,843	—
Other liabilities	110,078	97,993

Total liabilities	8,005,920	7,555,157

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,434,763 and 3,429,241 issued and outstanding in 2011 and 2010, respectively	3,435	3,429
Class B - $1 par value; 200,000 shares authorized, issued, and outstanding in 2011 and 2010	200	200
Additional paid-in capital	38,351	37,140
Accumulated other comprehensive income	54,909	50,408
Retained earnings	1,159,615	1,127,614

Total stockholders’ equity	1,256,510	1,218,791

Total liabilities and stockholders' equity	$9,262,430	8,773,948

Note:  The Condensed Consolidated Balance Sheet at December 31, 2010, has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended June 30, 2011 and 2010
(Unaudited)
(In thousands, except per share amounts)

	2011	2010

Premiums and other revenues:
Universal life and annuity contract charges	$32,632	31,439
Traditional life and annuity contract premiums	4,607	4,898
Net investment income	97,724	52,285
Other revenues	4,698	8,168
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	—	(86)
Portion of OTTI losses recognized in other comprehensive income	—	—
Net OTTI losses recognized in earnings	—	(86)
Other net investment gains (losses)	490	137
Total net realized investment gains (losses)	490	51

Total revenues	140,151	96,841

Benefits and expenses:
Life and other policy benefits	9,598	13,519
Amortization of deferred policy acquisition costs	38,848	18,237
Universal life and annuity contract interest	53,232	17,931
Other operating expenses	19,060	17,087

Total benefits and expenses	120,738	66,774

Earnings before Federal income taxes	19,413	30,067

Federal income taxes	5,623	9,255

Net earnings	$13,790	20,812

Basic earnings per share:
Class A	$3.90	5.90
Class B	$1.95	2.95

Diluted earnings per share:
Class A	$3.90	5.88
Class B	$1.95	2.95

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)
(In thousands, except per share amounts)

	2011	2010

Premiums and other revenues:
Universal life and annuity contract charges	$62,464	63,535
Traditional life and annuity premiums	8,629	8,514
Net investment income	231,239	155,135
Other revenues	14,604	14,319
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	—	(334)
Portion of OTTI losses recognized in other comprehensive income	—	26
Net OTTI losses recognized in earnings	—	(308)
Other net investment gains (losses)	3,582	(70)
Total net realized investment gains (losses)	3,582	(378)

Total revenues	320,518	241,125

Benefits and expenses:
Life and other policy benefits	21,814	26,806
Amortization of deferred policy acquisition costs	66,337	42,006
Universal life and annuity contract interest	145,381	80,631
Other operating expenses	39,778	34,404

Total benefits and expenses	273,310	183,847

Earnings before Federal income taxes	47,208	57,278

Federal income taxes	15,207	18,058

Net earnings	$32,001	39,220

Basic earnings per share:
Class A	$9.06	11.12
Class B	$4.53	5.56

Diluted earnings per share:
Class A	$9.04	11.08
Class B	$4.53	5.56

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2011 and 2010
(Unaudited)
(In thousands)

	2011	2010

Net earnings	$13,790	20,812

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains on securities:
Net unrealized holding gains arising during period	5,769	15,787
Net unrealized liquidity gains (losses)	149	506
Reclassification adjustment for net amounts included in net earnings	(194)	141
Amortization of net unrealized (gains) losses related to transferred securities	14	(3)

Net unrealized gains on securities	5,738	16,431

Foreign currency translation adjustments	(59)	57

Benefit plans:
Amortization of net prior service cost and net gain	292	289

Other comprehensive income	5,971	16,777

Comprehensive income	$19,761	37,589

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)
(In thousands)

	2011	2010

Net earnings	$32,001	39,220

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains on securities:
Net unrealized holding gains arising during period	5,775	31,479
Net unrealized liquidity gains (losses)	350	(2,807)
Reclassification adjustment for net amounts included in net earnings	(2,079)	—
Amortization of net unrealized losses related to transferred securities	7	4

Net unrealized gains on securities	4,053	28,676

Foreign currency translation adjustments	(134)	(96)

Benefit plans:
Amortization of net prior service cost and net gain	582	579

Other comprehensive income	4,501	29,159

Comprehensive income	$36,502	68,379

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Six Months Ended June 30, 2011 and 2010 (Unaudited) (In thousands)

	2011	2010

Common stock:
Balance at beginning of period	$3,629	3,626
Shares exercised under stock option plan	6	—

Balance at end of period	3,635	3,626

Additional paid-in capital:
Balance at beginning of period	37,140	36,680
Shares exercised under stock option plan	1,211	—

Balance at end of period	38,351	36,680

Accumulated other comprehensive income:
Unrealized gains on non-impaired securities:
Balance at beginning of period	62,499	31,639
Change in unrealized gains during period, net of tax	3,703	28,308

Balance at end of period	66,202	59,947

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(2,713)	(2,751)
Cumulative effect of change in accounting principal	—	—
Amortization	165	80
Other-than-temporary impairments, non-credit, net of tax	—	(26)
Additional credit loss on previously impaired securities	—	50
Change in shadow deferred policy acquisition costs	185	(62)

Balance at end of period	(2,363)	(2,709)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	—	(562)
Other-than-temporary impairments, non-credit, net of tax	—	—
Recoveries, net of tax	—	326

Balance at end of period	—	(236)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued) For the Six Months Ended June 30, 2011 and 2010 (Unaudited) (In thousands)

Foreign currency translation adjustments:
Balance at beginning of period	2,585	2,893
Change in translation adjustments during period	(134)	(96)

Balance at end of period	2,451	2,797

Benefit plan liability adjustment:
Balance at beginning of period	(11,963)	(13,459)
Amortization of net prior service cost and net gain, net of tax	582	579

Balance at end of period	(11,381)	(12,880)

Accumulated other comprehensive income at end of period	54,909	46,919

Retained earnings:
Balance at beginning of period	1,127,614	1,055,987
Net earnings	32,001	39,220
Stockholder dividends	—	—

Balance at end of period	1,159,615	1,095,207

Total stockholders' equity	$1,256,510	$1,182,432

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2011 and 2010 (Unaudited) (In thousands)

	2011	2010

Cash flows from operating activities:
Net earnings	$32,001	39,220
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	145,381	80,631
Surrender charges and other policy revenues	(15,280)	(18,787)
Realized (gains) losses on investments	(3,582)	378
Accrual and amortization of investment income	(1,369)	(933)
Depreciation and amortization	390	2,191
(Increase) decrease in value of index options	(22,750)	70,482
Increase in deferred policy acquisition and sales inducement costs	(26,674)	(50,732)
Increase in accrued investment income	(5,967)	(4,276)
Increase in other assets	(2,756)	(14,362)
Increase in liabilities for future policy benefits	7,775	13,308
(Decrease) increase in other policyholder liabilities	(5,774)	3,483
Decrease in Federal income taxes	(8,555)	(17,355)
(Decrease) increase in other liabilities	(2,390)	19,437
Other, net	—	1

Net cash provided by operating activities	90,450	122,686

Cash flows from investing activities:
Proceeds from sales of:
Securities available for sale	11,196	8,860
Other investments	3,348	2,725
Proceeds from maturities and redemptions of:
Securities held to maturity	221,449	315,447
Securities available for sale	52,482	39,740
Index options	34,615	21,159
Purchases of:
Securities held to maturity	(530,454)	(664,897)
Securities available for sale	(143,859)	(203,900)
Other investments	(37,058)	(25,460)
Principal payments on mortgage loans	8,961	16,017
Cost of mortgage loans acquired	(28,476)	(38,366)
Decrease in policy loans	2,705	449
Other, net	—	—

Net cash used in investing activities	(405,091)	(528,226)

	Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED For the Six Months Ended June 30, 2011 and 2010 (Unaudited) (In thousands)

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	719,078	653,171
Return of account balances on universal life and annuity contracts	(405,185)	(298,582)
Issuance of common stock under stock option plan	1,217	—

Net cash provided by financing activities	315,110	354,589

Effect of foreign exchange	(134)	(95)

Net increase (decrease) in cash and short-term investments	335	(51,046)
Cash and short-term investments at beginning of period	80,332	108,866

Cash and short-term investments at end of period	$80,667	$57,820

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$10	$20
Income taxes	$24,211	$35,840

Noncash operating activities:
Deferral of sales inducements	$5,225	$8,898

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of National Western Life Insurance Company and its subsidiaries (“Company”) as of June 30, 2011, and the results of its operations and its cash flows for the three and six months ended June 30, 2011 and 2010. The results of operations for the six months ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov. The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements as of that date.

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

The Company is implementing new actuarial reserving systems that enhance its ability to provide better estimates used in establishing future policy liabilities, monitor the deferred acquisition cost asset and the deferred sales inducements asset as well as support other actuarial processes within the Company. The implementation of these new reserving systems for specific blocks of business began in the second quarter of 2009 and is expected to be completed in the fourth quarter of 2011.  As the Company applies these new systems to a line of business, current reserving assumptions are reviewed and updated as appropriate. During the three months ended June 30, 2010, a correction was made to traditional life policy-related expense of $1.3 million.  This change was related to reserve calculations on current face amounts of insurance in force but should have been calculated on the ultimate face amounts.  During the three months ended March 31, 2010, a correction was made to a surrender charge assumption for future years on one deferred annuity product line.  This change resulted in an unlocking adjustment that increased the Deferred Policy Acquisition Costs (“DPAC”) amortization expense by $2.7 million in that quarter.  As the amounts of these corrections were determined to have occurred over the course of multiple previously reported periods, it was concluded that the amounts of the corrections were immaterial to the financial results reported in any of these periods, as well as the current period.

Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

(2)	NEW ACCOUNTING PRONOUNCEMENTS

During June 2011 the Financial Accounting Standards Board ("FASB") issued new guidance, Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220). The guidance relates to the reporting of Other Comprehensive Income. The guidance will improve the comparability, consistency, and transparency of financial reporting and will increase the prominence of items reported in other comprehensive income. The effective date is for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have a significant impact on the consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During May 2011 the FASB issued new guidance, Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820). The objective relates to the development of common requirement for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles ("GAAP") and International Financial Reporting Standards ("IFRS"). The guidance will improve the comparability of fair value measurements presented and disclosed in financial statements. The effective date is for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have a significant impact on the consolidated financial statements.

During April 2011 the FASB issued new guidance, Accounting Standards Update No. 2011-03, Transfers and Servicing (Topic 860). The objective is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before they mature. The effective date is for interim and annual periods beginning on or after December 15, 2011. The Company has no repurchase agreements, therefore the adoption of this guidance will not have an impact on the consolidated financial statements.

During April 2011 the FASB issued new guidance, Accounting Standards Update No. 2011-02, Receivables (Topic 310). The guidance established the effective date for ASU No. 2011-01, Receivables (Topic 310), for interim and annual periods beginning on or after June 15, 2011 and should be retrospectively applied to the beginning of the annual period of adoption. The objective is to help creditors in determining whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debit restructuring. The adoption of this guidance will not have a significant impact on the consolidated financial statements.

During October 2010 the FASB issued new guidance, Accounting Standards Update No. 2010-26, Financial Services - Insurance (Topic 944) Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, affecting insurance companies that incur costs in the acquisition of new and renewal insurance contracts. The guidance addresses the diversity in practice regarding the interpretation for which costs relating to the acquisition of new or renewal business qualifies for deferral. The new guidance specifies the acquisition costs which are capitalizable and those which must be expensed. The effective date is for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

During July 2010 the FASB issued new guidance that requires additional disclosures related to an entity's financing receivables and the nature of its credit risks related to financing receivables. The effective date is for interim and annual periods ending after December 15, 2010. The adoption of this guidance did not have a significant impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

(3)	STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The restrictions are based on statutory earnings and surplus levels of the Company. The maximum dividend payment which may be made without prior approval in 2011 is $87.5 million. The Company did not pay cash dividends on common stock during the six months ended June 30, 2011 and 2010.

(4)	EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net income by the weighted-average basic common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options in the denominator.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,
	2011		2010
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$13,790		20,812
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$13,790		20,812

Allocation of net income:
Dividends	$—		—	—
Allocation of undistributed income	13,400	390	20,222	590

Net income	$13,400	390	20,222	590

Denominator:
Basic earnings per share - weighted-average shares	3,434	200	3,426	200
Effect of dilutive stock options	3	—	14	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,437	200	3,440	200

Basic Earnings Per Share	$3.90	1.95	5.90	2.95

Diluted Earnings Per Share	$3.90	1.95	5.88	2.95

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30,
	2011		2010
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$32,001		39,220
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$32,001		39,220

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	31,096	905	38,108	1,112

Net income	$31,096	905	38,108	1,112

Denominator:
Basic earnings per share - weighted-average shares	3,432	200	3,426	200
Effect of dilutive stock options	6	—	14	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,438	200	3,440	200

Basic Earnings Per Share	$9.06	4.53	11.12	5.56

Diluted Earnings Per Share	$9.04	4.53	11.08	5.56

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	PENSION AND OTHER POSTRETIREMENT PLANS

(A)	Defined Benefit Pension Plans

The Company sponsors a qualified defined benefit pension plan covering substantially all employees. The plan provides benefits based on the participants' years of service and compensation. The Company makes annual contributions to the plan that complies with the minimum funding provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). On October 19, 2007, the Company's Board of Directors approved an amendment to freeze the Pension Plan as of December 31, 2007. The freeze ceased future benefit accruals to all participants and closed the plan to any new participants. In addition, all participants became immediately 100% vested in their accrued benefits as of that date. Going forward future pension expense is projected to be minimal. Fair values of plan assets and liabilities are measured as of the prior December 31 for each respective year. The following table summarizes the components of net periodic benefit cost.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Service cost	$—	—	—	—
Interest cost	258	258	517	517
Expected return on plan assets	(259)	(259)	(518)	(518)
Amortization of prior service cost	1	1	2	2
Amortization of net loss	126	126	250	250

Net periodic benefit cost	$126	126	251	251

The Company expects to contribute $406,000 to the plan in 2011. As of June 30, 2011, the Company has contributed $193,000 to the plan.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the components of net periodic benefit costs for the Chairman and President non-qualified defined benefit plans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Service cost	$13	13	26	26
Interest cost	266	266	532	532
Amortization of prior service cost	129	129	258	258
Amortization of net loss	165	165	329	329

Net periodic benefit cost	$573	573	1,145	1,145

The Company expects to contribute $2.0 million to these plans in 2011.  As of June 30, 2011, the Company has contributed $0.9 million to the plans.

(B)	Defined Benefit Postretirement Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following summarizes the components of net periodic benefit costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Interest cost	$38	35	76	69
Amortization of prior service cost	29	25	57	51

Net periodic benefit cost	$67	60	133	120

The Company expects to contribute minimal amounts to the plan in 2011.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)	SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information for the quarters ended June 30, 2011 and 2010 is provided below.

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

June 30, 2011:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$41,113	227,166	580,224		848,503
Total segment assets	398,712	1,035,273	7,555,300	219,328	9,208,613
Future policy benefits	331,037	747,058	6,621,456		7,699,551
Other policyholder liabilities	12,206	16,999	116,548		145,753

Three Months Ended
June 30, 2011:
Condensed Income Statements:
Premiums and contract revenues	$6,617	25,616	5,006	—	37,239
Net investment income	4,485	9,532	78,830	4,877	97,724
Other revenues	(2)	342	(1,070)	5,428	4,698

Total revenues	11,100	35,490	82,766	10,305	139,661

Life and other policy benefits	(810)	4,199	6,209	—	9,598
Amortization of deferred acquisition costs	2,771	7,927	28,150	—	38,848
Universal life and annuity contract interest	1,849	8,507	42,876	—	53,232
Other operating expenses	3,361	4,273	6,320	5,106	19,060
Federal income taxes (benefit)	1,339	3,273	(751)	1,590	5,451

Total expenses	8,510	28,179	82,804	6,696	126,189

Segment earnings (loss)	$2,590	7,311	(38)	3,609	13,472

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Six Months Ended
June 30, 2011:
Condensed Income Statements:
Premiums and contract revenues	$12,649	50,176	8,268	—	71,093
Net investment income	9,481	22,553	191,942	7,263	231,239
Other revenues	5	366	2,991	11,242	14,604

Total revenues	22,135	73,095	203,201	18,505	316,936

Life and other policy benefits	4,424	9,161	8,229	—	21,814
Amortization of deferred acquisition costs	5,654	16,125	44,558	—	66,337
Universal life and annuity contract interest	4,487	21,426	119,468	—	145,381
Other operating expenses	7,027	11,199	11,223	10,329	39,778
Federal income taxes	174	4,856	6,308	2,615	13,953

Total expenses	21,766	62,767	189,786	12,944	287,263

Segment earnings	$369	10,328	13,415	5,561	29,673

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

June 30, 2010:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$44,834	210,101	505,419	—	760,354
Total segment assets	395,512	1,131,250	6,467,299	—	7,994,061
Future policy benefits	323,453	676,414	5,551,710	—	6,551,577
Other policyholder liabilities	10,582	15,219	106,614	—	132,415

Three Months Ended
June 30, 2010:
Condensed Income Statements:
Premiums and contract revenues	$7,064	24,675	4,598	—	36,337
Net investment income	4,704	2,797	40,227	4,557	52,285
Other revenues	182	228	1,908	5,850	8,168

Total revenues	11,950	27,700	46,733	10,407	96,790

Life and other policy benefits	5,045	6,094	2,380	—	13,519
Amortization of deferred acquisition costs	3,028	2,317	12,892	—	18,237
Universal life and annuity contract interest	2,872	2,201	12,858	—	17,931
Other operating expenses	3,418	4,664	4,742	4,263	17,087
Federal income taxes (benefit)	(737)	3,874	4,187	1,914	9,238

Total expenses	13,626	19,150	37,059	6,177	76,012

Segment earnings (loss)	$(1,676)	8,550	9,674	4,230	20,778

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Six Months Ended
June 30, 2010:
Condensed Income Statements:
Premiums and contract revenues	$14,049	48,792	9,208	—	72,049
Net investment income	9,502	13,119	126,408	6,106	155,135
Other revenues	215	293	2,459	11,352	14,319

Total revenues	23,766	62,204	138,075	17,458	241,503

Life and other policy benefits	8,295	15,234	3,277	—	26,806
Amortization of deferred acquisition costs	5,768	8,992	27,246	—	42,006
Universal life and annuity contract interest	5,334	12,349	62,948	—	80,631
Other operating expenses	6,331	11,221	8,449	8,403	34,404
Federal income taxes (benefit)	(591)	4,517	11,408	2,857	18,191

Total expenses	25,137	52,313	113,328	11,260	202,038

Segment earnings (loss)	$(1,371)	9,891	24,747	6,198	39,465

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$37,239	36,337	71,093	72,049
Net investment income	97,724	52,285	231,239	155,135
Other revenues	4,698	8,168	14,604	14,319
Realized gains (losses) on investments	490	51	3,582	(378)

Total consolidated premiums and other revenues	$140,151	96,841	320,518	241,125

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$5,451	9,238	13,953	18,191
Taxes on realized gains (losses) on investments	172	17	1,254	(133)

Total consolidated Federal income taxes	$5,623	9,255	15,207	18,058

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Net Earnings:
Total segment earnings	$13,472	20,778	29,673	39,465
Realized gains (losses) on investments, net of taxes	318	34	2,328	(245)

Total consolidated net earnings	$13,790	20,812	32,001	39,220

	June 30,
	2011	2010
	(In thousands)

Assets:
Total segment assets	$9,208,613	7,994,061
Other unallocated assets	53,817	51,075

Total consolidated assets	$9,262,430	8,045,136

(7)	SHARE-BASED PAYMENTS

The Company had a stock and incentive plan ("1995 Plan") which provided for the grant of any or all of the following types of awards to eligible employees: (1) stock options, including incentive stock options and nonqualified stock options; (2) stock appreciation rights, in tandem with stock options or freestanding; (3) restricted stock; and (4) performance awards. The 1995 Plan began on April 21, 1995, and was amended on June 25, 2004 to extend the termination date to April 20, 2010. The number of shares of Class A, $1.00 par value, common stock which were allowed to be issued under the 1995 Plan, or as to which stock appreciation rights or other awards were allowed to be granted, could not exceed 300,000. Effective June 20, 2008, the Company's shareholders approved a 2008 Incentive Plan (“2008 Plan”). The 2008 Plan is substantially similar to the 1995 Plan and authorized an additional number of Class A, $1.00 par value, common stock shares eligible for issue not to exceed 300,000. These shares may be authorized and unissued shares. The Company has issued only nonqualified stock options and stock appreciation rights under these plans.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

All of the employees of the Company and its subsidiaries are eligible to participate in the two plans. In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. The directors' grants vest 20% annually following one full year of service to the Company from the date of grant. The employees' grants vest 20% annually following three full years of service to the Company from the date of grant. All grants issued expire after ten years. No awards were issued during the first or second quarters of 2011 and 2010.

Effective during March 2006, the Company adopted and implemented a limited stock buy-back program with respect to the 1995 Plan which provides option holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company. Option holders may elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. The buy-back program did not alter the terms and conditions of the 1995 Plan; however, the program necessitated a change in accounting from the equity classification to the liability classification.

In August 2008, the Company implemented another limited stock buy-back program, substantially similar to the 2006 program, for shares issued under the 2008 Plan.

The Company uses the current fair value method to measure compensation cost. As of June 30, 2011 and 2010, the liability balance was $3.1 million and $4.2 million, respectively. A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2011	291,000	95,573	$180.42
Exercised	—	(8,005)	93.21
Forfeited	—	—	—
Expired	—	(500)	255.13
Stock options granted	—	—	—

Balance at June 30, 2011	291,000	87,068	$188.01

	Stock Appreciation Rights Outstanding
	Awards	Weighted- Average Exercise Price

Stock Appreciation Rights:
Balance at January 1, 2011	38,643	$120.57
Exercised	(500)	114.64
Forfeited	—	—
Granted	—	—

Balance at June 30, 2011	38,143	$120.65

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The total intrinsic value of options exercised was $557,000 and $26,000 for the six months ended June 30, 2011 and 2010, respectively. The total share-based liabilities paid were $179,000 and $26,000 for the six months ended June 30, 2011 and 2010, respectively. For the quarters ended June 30, 2011 and 2010, the total cash received from the exercise of options under the Plans was $167,000 and $0, respectively. The total fair value of shares vested during the six months ended June 30, 2011 and 2010 was $0.6 million and $0.9 million, respectively.

The following table summarizes information about stock options and SARs outstanding at June 30, 2011.

	Options/SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Options Exercisable

Exercise prices:
$150.00	51,550	2.8 years	51,550
255.13	26,518	6.8 years	5,304
208.05	9,000	7.0 years	5,400
236.00	750	7.1 years	—
251.49	1,000	7.2 years	—
114.64	36,393	7.6 years	3,600
Totals	125,211		65,854

Aggregate intrinsic value (in thousands)	$2,120		$650

The aggregate intrinsic value in the table above is based on the closing stock price of $159.47 per share on June 30, 2011.

In estimating the fair value of the options outstanding at June 30, 2011 and December 31, 2010, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	June 30, 2011	December 31, 2010

Expected term of options	2 to 8 years	1 to 8 years
Expected volatility:
Range	25.77% to 38.47%	28.45% to 78.07%
Weighted-average	31.60%	38.20%
Expected dividend yield	0.23%	0.20%
Risk-free rate:
Range	0.70% to 2.67%	0.92% to 3.68%
Weighted-average	1.32%	2.31%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option’s expected exercise date.

The pre-tax compensation cost recognized in the financial statements related to the two plans defined above was $(0.8) million and $(1.1) million for the six months ended June 30, 2011 and 2010, respectively. The related tax expense recognized was $(0.3) million and $(0.4) million for the six months ended June 30, 2011 and 2010, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2011, the total compensation cost related to nonvested options not yet recognized was $1.3 million.  This amount is expected to be recognized over a weighted-average period of 1.9 years.  The Company recognizes compensation cost over the graded vesting periods.

(8)	COMMITMENTS AND CONTINGENCIES

(A)	Legal Proceedings

In the normal course of business, the Company is involved or may become involved in various legal actions in which claims for alleged economic and punitive damages have been or may be asserted, some for substantial amounts. In recent years, carriers offering life insurance and annuity products have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices, and similar claims. As discussed below, the Company has been a defendant over the past several years in two such class action lawsuits. Given the uncertainty involved in these types of actions, the ability to make a reliable evaluation of the likelihood of an unfavorable outcome or an estimate of the amount of or range of potential loss is endemic to the particular circumstances and evolving developments of each individual matter on it own merits.

The Company was a defendant in a class action lawsuit initially filed on September 17, 2004, in the Superior Court of the State of California for the County of Los Angeles. The California state court certified a class consisting of certain California policyholders age 65 and older alleging violations under California Business and Professions Code section 17200. The court additionally certified a subclass of 36 policyholders alleging fraud against their agent, and vicariously against the Company. The California Insurance Department intervened in this case asserting that the Company violated California insurance laws. The parties to this case became involved in court-ordered mediation and ongoing negotiations. On February 22, 2010, the Company reported in a Form 8-K filing a settlement agreement with the plaintiffs and plaintiff in intervention providing a settlement benefit of approximately $17 million which was included in the Company's legal accrual provision at December 31, 2009. The settlement agreement was given final court approval at a Fairness Hearing on August 20, 2010. Including attorney's fees, policy benefits, and other considerations, the Company paid out approximately $22.4 million in the third and fourth quarters of 2010.

The Company is currently a defendant in a second class action lawsuit pending as of June 12, 2006, in the U.S. District Court for the Southern District of California. The case is titled In Re National Western Life Insurance Deferred Annuities Litigation. The complaint asserts claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust. On July 12, 2010 the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty. The Company believes that it has meritorious defenses in this cause and intends to vigorously defend itself against the asserted claims. Therefore, no amounts have been provided in the consolidated financial statements of the Company as of June 30, 2011 for this matter.

In addition to the two class action lawsuits described above, the Company is the named defendant in the case of Sheila Newman vs. National Western Life Insurance Company, which alleged mishandling of policyholder funds by an agent.  On February 3, 2010, the 415th Judicial District Court of Parker County in Weatherford, Texas, entered a Final Judgment against the Company of approximately $208,000 including actual damages of $113,000 and amounts for attorney's fees, and prejudgment interest on the actual damages.  In addition, the Final Judgment included $150 million for exemplary damages. The Company is vigorously defending this case and has appealed the Final Judgment to the Court of Appeals in Ft. Worth, Texas.  The Company's counsel believes the Final Judgment is inconsistent with current state and federal laws and intends to establish on appeal that it is not liable for Newman's actual or exemplary damages. Further, Company counsel have advised of existing law that governs limits of awards of exemplary damages including: (1) a Texas statute that limits awards of exemplary damages to two times the amount of actual damages, and (2) case law from both the Texas Supreme Court and the United States Supreme Court setting the outer limits of exemplary damages to single-digit ratios between actual and exemplary damages, but usually no more than 3 or 4 times the actual damages. The Company has accrued $0.6 million at June 30, 2011 for this matter inasmuch as it believes the record shows there is no basis for an award of exemplary damages in excess of these amounts.

In addition to amounts accrued for incurred and unpaid legal fees, the amounts accrued in the financial statements at June 30, 2011 of $0.6 million for the foregoing lawsuits represent estimates made by the Company based upon current information and are subject to change as facts and circumstances change and develop. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from such other potential, pending, or threatened legal actions will have a material adverse effect on the financial condition or operating results of the Company.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company had been involved in litigation as the plaintiff in a matter pending in the United States District Court for the Western District of Texas (“District Court”) against defendant, Western National Life Insurance Company and its parent company, AGC Life Insurance Company. The matter dealt with the alleged infringement of registered trademarks held by the Company. On March 25, 2011, the parties executed a Memorandum of Understanding on Settlement (“Memorandum”) under which the Company was to receive a settlement payment of $4 million no later than June 30, 2011. This amount has been received and is included in Other revenues, net of attorney fees, in the financial statements. The Memorandum also outlined corrective measures to be followed by the parties. The Memorandum required notification to the District Court of the settlement and calls for the parties to agree upon a final written confidential settlement agreement containing the essential terms outlined in the Memorandum.

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$330	132	3,137	370
Realized losses on disposal	—	—	—	—
Held to maturity debt securities:
Realized gains on disposal	104	43	478	141
Realized losses on disposal	—	—	—	(6)
Equity securities realized gains (losses)	56	(38)	56	(16)
Real estate write-down	—	—	(50)	(174)
Mortgage loans write-downs	—	—	(39)	(385)
Other	—	—	—	—

Totals	$490	137	3,582	(70)

The Company uses the specific identification method in computing realized gains and losses.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Total other-than-temporary impairment losses on debt securities	$—	(86)	—	(334)
Portion of loss recognized in comprehensive income	—	—	—	26

Net impairment losses on debt securities recognized in earnings	—	(86)	—	(308)
Equity securities impairments	—	—	—	—

Totals	$—	(86)	—	(308)

For the six months ended June 30, 2011, the Company did not recognize any other-than-temporary impairments.

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments under FAS 115-2 and FAS 124-2 in other comprehensive loss.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Twelve Months Ended December 31, 2010
		(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$997	997	327
Additions for credit losses not previously recognized in other-than-temporary impairments	—	—	670

Ending balance, cumulative credit losses related to other-than-temporary impairment	$997	997	997

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)	Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at June 30, 2011.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$228,876	3,226	(2,260)	229,842
U.S. Treasury	1,936	460	—	2,396
States and political subdivisions	340,743	7,758	(4,303)	344,198
Foreign governments	9,975	1,074	—	11,049
Public utilities	707,792	58,268	(4,365)	761,695
Corporate	1,932,748	149,917	(8,006)	2,074,659
Mortgage-backed	2,038,765	137,817	(5,905)	2,170,677
Home equity	24,699	541	(1,928)	23,312
Manufactured housing	17,332	1,000	(74)	18,258

Totals	$5,302,866	360,061	(26,841)	5,636,086

The table below presents amortized costs and fair values of securities available for sale at June 30, 2011.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$3,980	—	(360)	3,620
Foreign governments	10,263	442	—	10,705
Public utilities	327,794	31,010	(110)	358,694
Corporate	1,748,559	138,500	(2,361)	1,884,698
Mortgage-backed	187,062	13,262	(328)	199,996
Home equity	12,535	—	(3,379)	9,156
Manufactured housing	8,499	1,075	—	9,574
	2,298,692	184,289	(6,538)	2,476,443

Equity private	195	7,923	—	8,118
Equity public	6,026	2,663	(87)	8,602

Totals	$2,304,913	194,875	(6,625)	2,493,163

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2010.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$154,265	2,955	(3,406)	153,814
U.S. Treasury	1,909	436	—	2,345
States and political subdivisions	328,263	3,050	(10,538)	320,775
Foreign governments	9,970	1,097	—	11,067
Public utilities	714,760	52,867	(6,311)	761,316
Corporate	1,799,621	131,867	(12,300)	1,919,188
Mortgage-backed	1,923,402	130,463	(8,250)	2,045,615
Home equity	25,569	327	(1,265)	24,631
Manufactured housing	19,757	911	(87)	20,581

Totals	$4,977,516	323,973	(42,157)	5,259,332

The table below presents amortized costs and fair values of securities available for sale at December 31, 2010.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$3,942	—	(474)	3,468
Foreign governments	10,296	655	—	10,951
Public utilities	334,018	28,662	(126)	362,554
Corporate	1,638,828	124,330	(3,271)	1,759,887
Mortgage-backed	206,380	13,165	(1,080)	218,465
Home equity	12,754	—	(3,545)	9,209
Manufactured housing	9,306	1,037	—	10,343
	2,215,524	167,849	(8,496)	2,374,877

Equity private	195	7,370	—	7,565
Equity public	5,860	1,930	(125)	7,665

Totals	$2,221,579	177,149	(8,621)	2,390,107

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2011.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. Government agencies	$152,917	(2,260)	—	—	152,917	(2,260)
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	131,496	(3,908)	6,758	(395)	138,254	(4,303)
Foreign governments	—	—	—	—	—	—
Public utilities	126,200	(4,073)	1,713	(292)	127,913	(4,365)
Corporate bonds	182,333	(4,216)	58,715	(3,790)	241,048	(8,006)
Mortgage-backed	193,481	(5,905)	—	—	193,481	(5,905)
Home equity	5,228	(560)	12,429	(1,368)	17,657	(1,928)
Manufactured housing	—	—	2,680	(74)	2,680	(74)

Total temporarily impaired securities	$791,655	(20,922)	82,295	(5,919)	873,950	(26,841)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position as of June 30, 2011.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. Government agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	1,570	(47)	2,050	(313)	3,620	(360)
Foreign governments	—	—	—	—	—	—
Public utilities	1,888	(110)	—	—	1,888	(110)
Corporate bonds	127,133	(2,108)	14,717	(253)	141,850	(2,361)
Mortgage-backed	4,295	(38)	4,345	(290)	8,640	(328)
Home equity	—	—	9,156	(3,379)	9,156	(3,379)
Manufactured housing	—	—	—	—	—	—
	134,886	(2,303)	30,268	(4,235)	165,154	(6,538)

Equity public	374	(16)	378	(71)	752	(87)

Total temporarily impaired securities	$135,260	(2,319)	30,646	(4,306)	165,906	(6,625)

Liquidity in the bond market improved in 2011 and 2010 as economic and market conditions started to stabilize. Although the unrealized losses declined substantially in 2010 and remained relatively level in the first and second quarter of 2011, there continues to be uncertainty in the bond markets regarding the economic recovery and some unrealized losses remain in the Company's portfolio. The Company does not consider these investments to be other-than-temporarily impaired because the Company does not intend to sell these securities until recovery in fair value or maturity and expects to receive all amounts due relative to principal and interest.

The Company does not consider securities to be other-than-temporarily impaired where the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality where a recovery of all amounts due under the contractual terms of the security is anticipated and the Company has the intent and ability to hold until recovery or maturity. Based on the review in concert with the Company's ability and intent to hold these securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

Debt securities. The gross unrealized losses for debt securities are made up of 188 individual issues, or 17.5% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 96.9%. Of the 188 securities, 24, or approximately 12.8%, fall in the 12 months or greater aging category; and 178 were rated investment grade at June 30, 2011. Additional information on debt securities by investment category is summarized below.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

U.S. Treasury. No securities had a gross unrealized loss.

U.S. Government agencies. 11 securities had unrealized losses. All are rated AAA.

State and political subdivisions. The unrealized losses on these investments are the result of holdings in 79 securities. Of these securities, all are rated A or above except 5 securities which are rated BBB, BBB+ or Baa. Based on these facts and the Company's intent to hold to maturity, no other-than-temporary loss was recognized as of June 30, 2011.

Foreign governments. No securities had a gross unrealized loss.

Public utilities. Of the 14 securities, all are rated BBB or above. At this time, the Company does not consider any of these unrealized losses as other-than-temporary.

Corporate bonds. Corporate securities with unrealized losses are reviewed based on monitoring procedures described previously. The review includes the amount of the unrealized loss, the length of time that the issue has been in an unrealized loss position, credit ratings, analyst reports, and recent issuer financial information. A total of 58 securities had unrealized losses; with 6 issues rated below investment grade. More extensive analysis was performed on these 6 issues. Based on the work performed, none of these securities are considered other-than-temporarily impaired at June 30, 2011.

Mortgage-backed securities. Of the 18 securities, all are rated AAA except 2, which are rated CCC. The Company generally purchases these investments at a discount relative to their face amount and it is expected that the securities will not be settled at a price less than the stated par. Because the decline in market value is attributable to the current illiquidity in the market and not credit quality, and because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, and based on the lack of adverse changes in expected cash flows, the Company does not consider these AAA rated investments and 2 CCC rated investments to be other-than-temporarily impaired at June 30, 2011.

Home equity. Of the 7 securities, 5 are rated AAA, 1 is rated AA, and 1 is rated CC. The Company performs a quarterly cash flow analysis on asset-backed securities that are rated below AA. Based on the lack of adverse changes in expected cash flows, the 1 issue rated CC is not considered impaired.

Manufactured housing. 1 security had an unrealized loss. The security is rated Ba. Based on a lack of adverse changes in expected cash flows, this security is not considered other-than-temporarily impaired.

Equity securities. The gross unrealized losses for equity securities are made up of 18 individual issues. These holdings are reviewed for impairment quarterly. As of June 30, 2011, no equity security was other-than-temporarily impaired.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2010.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. Government agencies	$112,150	(3,406)	—	—	112,150	(3,406)
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	215,435	(10,212)	6,265	(326)	221,700	(10,538)
Foreign governments	—	—	—	—	—	—
Public utilities	124,965	(6,311)	—	—	124,965	(6,311)
Corporate bonds	265,409	(6,055)	76,758	(6,245)	342,167	(12,300)
Mortgage-backed	175,261	(8,250)	—	—	175,261	(8,250)
Home equity	5,709	(66)	13,207	(1,199)	18,916	(1,265)
Manufactured housing	1,607	—	2,927	(87)	4,534	(87)

Total temporarily impaired securities	$900,536	(34,300)	99,157	(7,857)	999,693	(42,157)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2010.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. Government agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	1,527	(93)	1,941	(381)	3,468	(474)
Foreign governments	—	—	—	—	—	—
Public utilities	1,872	(126)	—	—	1,872	(126)
Corporate bonds	141,542	(2,430)	27,853	(841)	169,395	(3,271)
Mortgage-backed	1,005	(1)	15,077	(1,079)	16,082	(1,080)
Home equity	—	—	9,209	(3,545)	9,209	(3,545)
Manufactured housing	—	—	—	—	—	—

	145,946	(2,650)	54,080	(5,846)	200,026	(8,496)
Equity public	325	(32)	372	(93)	697	(125)

Total temporarily impaired securities	$146,271	(2,682)	54,452	(5,939)	200,723	(8,621)

(C)	Transfer of Securities

During the six months ended June 30, 2010, the Company made transfers totaling $11.7 million, respectively, to the held to maturity category from securities available for sale. No bonds were transferred in between available for sale and held to maturity in 2011. Lower holdings of securities available for sale reduce the Company's exposure to market price volatility while still providing securities available for liquidity and asset/liability management purposes. The transfers of securities were recorded at fair value in accordance with GAAP, which requires that the $0.6 million unrealized holding loss at the date of the transfer continue to be reported in a separate component of stockholders' equity and be amortized over the remaining lives of the securities, as an adjustment of yield, in a manner consistent with the amortization of any premium or discount.

(D) Mortgage Loans and Real Estate

A financing receivable is a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in a company's statement of financial position. Mortgage loans on real estate are the only financing receivables reported by National Western Life.

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

The following table represents the loan-to-value ratio using the most recent appraised value.

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio:
Less than 50%	65,778	40.9	48,966	34.7
50% to 60%	30,563	19.0	29,746	21.0
60% to 70%	25,948	16.1	22,769	16.1
70% to 80%	11,692	7.3	1923	1.4
80% to 90%	—	—	—	—
Greater than 90%	26,916	16.7	37,843	26.8

Totals	160,897	100.0	141,247	100.0

The mortgage loans in the greater than 90% category relate to new loans made with a long standing borrower which are backed by the investment property, contracted leases and the guarantee of the borrower.

The Company does not consider its mortgage loans to be a separate portfolio segment. The Company considers its primary class to be property type and primarily uses loan-to-value as its credit risk quality indicator. All loans within the portfolio are analyzed quarterly in order to monitor the financial quality of these assets. Based on ongoing monitoring, mortgage loans with a likelihood of becoming delinquent are identified and placed on an internal “watch list”. Among the criteria that would indicate a potential problem are: major tenant vacancies or bankruptcies, late payments, and loan relief/restructuring requests. The mortgage loan portfolio is analyzed for the need for a valuation allowance on any loan that is on the internal watch list, in the process of foreclosure or that currently has a valuation allowance.

Mortgage loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When it is determined that a loan is impaired, a loss is recognized for the difference between the carrying amount of the mortgage loan and the estimated value reduced by the cost to sell. Estimated value is typically based on the loan's observable market price or the fair value of the collateral less cost to sell. Impairments and changes in the valuation allowance are reported in net realized capital gains (losses) in the consolidated statements of earnings.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the mortgage loan allowance for the six months ended June 30, 2011 and the year ended December 31, 2010:

	June 30 2011	December 31 2010
	(In thousands)

Balance, beginning of period	$3,962	5,033
Provision	39	385
Releases	—	(1,456)

Balance, end of period	$4,001	3,962

(10)	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Financial assets and liabilities recorded at fair value on the Consolidated Balance Sheets are categorized as follows:

Level 1: Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. These generally provide the most reliable evidence and are used to measure fair value whenever available. The Company's Level 1 assets include equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets.

Level 2: Fair value is based upon significant inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable for substantially the full term of the asset or liability through corroboration with observable market data as of the reporting date. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, model-derived valuations whose inputs are observable or whose significant value drivers are observable and other observable inputs. The Company's Level 2 assets include fixed maturity debt securities (corporate and private bonds, government or agency securities, asset-backed and mortgage-backed securities), preferred stock, certain equity securities, and over-the-counter derivative contracts. The Company's Level 2 liabilities consist of certain product-related embedded derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or determined through use of valuation methodologies using observable market inputs.

Level 3: Fair value is based on significant unobservable inputs which reflect the entity's or third party pricing service's assumptions about the assumptions market participants would use in pricing an asset or liability. The Company's Level 3 assets include certain equity securities and certain less liquid or private fixed maturity debt securities where significant valuation inputs cannot be corroborated with market observable data. The Company's Level 3 liabilities consist of share-based compensation obligations. Valuations are estimated based on non-binding broker prices or internally developed valuation models or methodologies, discounted cash flow models and other similar techniques.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	June 30, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,476,443	—	2,459,286	17,157
Equity securities, available for sale	16,720	8,142	460	8,118
Derivatives, index options	97,698	—	97,698	—

Total assets	$2,590,861	8,142	2,557,444	25,275

Policyholder account balances (a)	$109,531	—	109,531	—
Other liabilities (b)	3,090	—	—	3,090

Total liabilities	$112,621	—	109,531	3,090

During the six months ended June 30, 2011, the Company did not make any transfers of assets into or out of levels 1, 2 or 3.

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,374,877	—	2,356,275	18,602
Equity securities, available for sale	15,230	7,607	59	7,564
Derivatives, index options	80,284	—	80,284	—

Total assets	$2,470,391	7,607	2,436,618	26,166

Policyholder account balances (a)	$93,147	—	93,147	—
Other liabilities (b)	4,512	—	—	4,512

Total liabilities	$97,659	—	93,147	4,512

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	June 30, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,459,286	—	2,459,286	—
Priced internally	17,157	—	—	17,157
Subtotal	2,476,443	—	2,459,286	17,157

Equity securities, available for sale:
Priced by third-party vendors	8,602	8,142	460	—
Priced internally	8,118	—	—	8,118
Subtotal	16,720	8,142	460	8,118

Derivatives, index options:
Priced by third-party vendors	97,698	—	97,698	—
Priced internally	—	—	—	—
Subtotal	97,698	—	97,698	—

Total	$2,590,861	8,142	2,557,444	25,275

Percent of total	100.0%	—	99.0%	1.0%

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,356,275	—	2,356,275	—
Priced internally	18,602	—	—	18,602
Subtotal	2,374,877	—	2,356,275	18,602

Equity securities, available for sale:
Priced by third-party vendors	7,666	7,607	59	—
Priced internally	7,564	—	—	7,564
Subtotal	15,230	7,607	59	7,564

Derivatives, index options:
Priced by third-party vendors	80,284	—	80,284	—
Priced internally	—	—	—	—
Subtotal	80,284	—	80,284	—

Total	$2,470,391	7,607	2,436,618	26,166

Percent of total	100.0%	—	99.0%	1.0%

The following tables provide additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	For the Three Months Ended June 30, 2011
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, April 1, 2011	$19,059	8,118	27,177	3,511
Total realized and unrealized gains (losses):
Included in net income	—	—	—	(196)
Included in other comprehensive income	(1,115)	—	(1,115)	—
Purchases, sales, issuances and settlements, net	(787)	—	(787)	(225)
Transfers into (out of) Level 3	—	—	—	—

Balance at end of period	$17,157	8,118	25,275	3,090

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	(196)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months Ended June 30, 2010
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, April 1, 2010	$17,733	7,565	25,298	6,076
Total realized and unrealized gains (losses):
Included in net income	—	—	—	(1,755)
Included in other comprehensive income	(296)	—	(296)	—
Purchases, sales, issuances and settlements, net	—	—	—	(115)
Transfers into (out of) Level 3	—	—	—	—

Balance at end of period	$17,437	7,565	25,002	4,206

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	(1,985)

	For the Six Months Ended June 30, 2011
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2011	$18,602	7,564	26,166	4,512
Total realized and unrealized gains (losses):
Included in net income	—	—	—	(865)
Included in other comprehensive income	(813)	554	(259)	—
Purchases, sales, issuances and settlements, net	(632)	—	(632)	(557)
Transfers into (out of) Level 3	—	—	—	—

Balance at end of period	$17,157	8,118	25,275	3,090

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	(865)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Six Months Ended June 30, 2010
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2010	$16,650	7,157	23,807	5,373
Total realized and unrealized gains (losses):
Included in net income	—	—	—	(1,025)
Included in other comprehensive income	659	408	1,067	—
Purchases, sales, issuances and settlements, net	128	—	128	(142)
Transfers into (out of) Level 3	—	—	—	—

Balance at end of period	$17,437	7,565	25,002	4,206

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	(1,255)

Realized gains (losses) on debt and equity securities are reported in the condensed consolidated statements of earnings as net investment gains (losses). Unrealized gains (losses) on available for sale debt and equity securities are reported as other comprehensive income (loss) within stockholders' equity.

The fair value hierarchy classifications are reviewed each reporting period. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes. Reclassifications are reported as transfers into and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

The carrying amounts and fair values of the Company's financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying Values	Fair Values	Carrying Values	Fair Values
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$5,302,886	5,636,086	4,977,516	5,259,332
Securities available for sale	2,493,163	2,493,163	2,390,107	2,390,107

Cash and short-term investments	80,667	80,667	80,332	80,332
Mortgage loans	160,897	158,255	141,247	139,169
Policy loans	75,743	75,743	78,448	78,448
Other loans	15,344	15,241	10,231	10,183
Derivatives, index options	97,698	97,698	80,284	80,284
Life interest in Libbie Shearn Moody Trust	494	12,775	657	12,775

LIABILITIES
Deferred annuity contracts	$6,189,117	5,831,768	5,787,490	5,451,494
Immediate annuity and supplemental contracts	504,972	515,531	490,365	488,966

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The tables below present the fair value of derivative instruments as of June 30, 2011 and December 31, 2010, respectively.

	June 30, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$97,698

Fixed-indexed products			Universal Life and Annuity Contracts	$109,531

Total		$97,698		$109,531

	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$80,284

Fixed-indexed products			Universal Life and Annuity Contracts	$93,147

Total		$80,284		$93,147

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the condensed consolidated statement of earnings for the three months ended June 30, 2011 and 2010.

		June 30, 2011	June 30, 2010
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		(In thousands)

Equity index options	Net investment income	$(9,098)	(43,965)

Fixed-index products	Universal life and annuity contract interest	7,614	49,718

		$(1,484)	5,753

The table below presents the effect of derivative instruments in the condensed consolidated statement of earnings for the six months ended June 30, 2011 and 2010.

		June 30, 2011	June 30, 2010
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		(In thousands)

Equity index options	Net investment income	$22,751	(32,018)

Fixed-index products	Universal life and annuity contract interest	(23,781)	39,941

		$(1,030)	7,923

(12)	SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 8, 2011, which is the date that the financial statements have been issued, and no reportable items were identified.

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three and six months ended June 30, 2011 follows. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and related notes beginning on page 3 of this report and with the 2010 Annual Report filed with the SEC.

Overview

The Company provides life insurance products on a global basis for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contract holders, both domestically and internationally. The Company accepts funds from policyholders or contract holders and establishes a liability representing future obligations to pay the policy or contract-holders and their beneficiaries.  To ensure the Company will be able to pay these future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities.

Due to the business of accepting funds to pay future obligations in later years and the underlying economics, the relevant factors affecting the Company’s business and profitability include the following:

•	the level of sales and premium revenues collected
•	persistency of policies and contracts
•	returns on investments sufficient to produce acceptable spread margins over interest crediting rates
•	investment credit quality which minimizes the risk of default or impairment
•	levels of policy benefits and costs to acquire business
•	the level of operating expenses
•	effect of interest rate changes on revenues and investments including asset and liability matching
•	maintaining adequate levels of capital and surplus
•	actual levels of surrenders, withdrawals, claims and interest spreads and changes in assumptions for amortization of deferred policy acquisition expenses and deferred sales inducements
•	changes in the fair value of derivative index options and embedded derivatives pertaining to fixed-index life and annuity products
•	pricing and availability of adequate reinsurance

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance in 2011, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Insurance Operations - Domestic

The Company is currently licensed to do business in all states and the District of Columbia except for New York. Products marketed are annuities, universal life insurance, fixed-indexed universal life, and traditional life insurance, which include both term and whole life products. The Company's domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At June 30, 2011, the Company maintained approximately 135,500 annuity contracts in force.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 12,000 independent agents contracted. Roughly 30% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international sales focuses on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At June 30, 2011, the Company had approximately 73,300 international life insurance policies in force representing approximately $17.9 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 4,100 independent international consultants and brokers currently contracted, 36% of which have submitted policy applications to the Company in the past twelve months.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

International:
Universal life	$1,692	2,389	3,370	3,872
Traditional life	828	734	1,620	1,365
Equity-indexed life	4,898	4,840	9,102	8,294

	7,418	7,963	14,092	13,531
Domestic:
Universal life	30	32	51	249
Traditional life	13	6	20	34
Equity-indexed life	1,244	487	1,729	1,008

	1,287	525	1,800	1,291

Totals	$8,705	8,488	15,892	14,822

Life insurance sales as measured by annualized first year premiums increased 2.6% in the second quarter of 2011 as compared to the second quarter of 2010, and were 7.2% greater in the first six months of 2011 relative to the same period in 2010. Both of the Company's markets achieved higher sales in the first half of the year with the international life insurance line of business posting a 4.1% increase over the comparable results through the second quarter of 2010 while domestic life sales increased 39.4% during the same time frame.

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

Applications submitted from residents of Latin America and the Pacific Rim perennially have comprised the majority of the Company's international life insurance sales. Several years ago, new sales efforts were directed toward the sale of a traditional endowment form of life insurance product for residents of Eastern Europe and the Commonwealth of Independent States (former Soviet Union). However, the Company has scaled back its efforts in these areas due to profitability concerns. As noted previously, the Company's international sales by geographic market tend to fluctuate with the socio and economic climates in these regions. The Company's mix of international sales by geographic region is as follows.

	Six Months Ended June 30,
	2011	2010

Percentage of International Sales:
Latin America	87.0%	79.7%
Pacific Rim	11.6	18.5
Eastern Europe	1.4	1.8

Totals	100.0%	100.0%

Year-to-date, the Company has recorded sales to residents outside of the United States in over thirty different countries with Brazil (39%), Taiwan (11%), and Venezuela (11%) comprising the largest contributions. The strong economy in Brazil has primarily accounted for the higher proportion of international sales originating in Latin America.

The Company's domestic operations have historically been more heavily skewed toward annuity sales rather than life insurance sales. In response to comments from outside rating agencies who expressed a preference for a greater proportion of overall Company earnings to derive from the life insurance line of business, several years ago management began placing emphasis on building domestic life insurance sales as a strategic focus for future growth. The Company spent the greater part of 2003 and 2004 revamping its domestic life operations by changing the way it contracts distribution for life business, eliminating products and distribution that had not contributed significantly to earnings, and creating new and competitive products. A single premium universal life ("SPUL") product was launched at the end of 2003 beginning a diversification of the Company's product portfolio away from smaller dollar face amount policies. The Company released its first fixed equity-indexed universal life ("EIUL") product for its domestic markets at the end of 2005.

The Company subsequently developed hybrids of the initial EIUL and SPUL products, combining features, and discontinued the marketing of smaller premium and volume life insurance policies. As a result, the Company attracted new independent distributors with access to customers purchasing larger face amounts of insurance per policy. During the latter part of 2008, the Company's internal checking and monitoring procedures detected potential instances of rebating in certain domestic geographic markets and instituted commission caps and other preventive procedures to discourage this practice. Although not illegal in these markets, the practice of rebating is particularly prone to large face amount policies not renewing premium payments beyond the initial year of the policy.

The Company's domestic product development emphasis over the past couple of years in creating SPUL, EIUL, and single or limited pay EIUL products has been positioned to take advantage of the changing demographic in the marketplace as the first layer of the “Baby Boomer” generation turns 65 years of age in 2011. These products are designed to facilitate the wealth transfer of accumulated savings of this segment of the population via systematic funding mechanisms. These life products have begun to take traction with the Company's distributors as evidenced by the 145% increase in domestic life sales in the second quarter of 2011 versus the second quarter of 2010.

The Company's sales to international residents have witnessed a steady growth in the average face amount of insurance coverage per policy. As mentioned previously, the Company's implementation of commission caps on domestic policies in 2009 discouraged sales of larger face amounts resulting in lower sales levels and amounts of insurance per policy as shown below.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2005	137,900	245,900
Year ended December 31, 2006	315,800	254,700
Year ended December 31, 2007	416,800	251,000
Year ended December 31, 2008	455,200	272,000
Year ended December 31, 2009	201,400	315,300
Year ended December 31, 2010	164,800	338,600
Six months ended June 30, 2011	154,300	355,700

The U.S. financial crisis had a significant impact upon life insurance sales industry-wide. The financial burdens associated with the loss of employment, higher debt levels, a reduction in wealth through declines in value of home and financial holdings, and a higher propensity to save versus consume resulted in dramatically reduced purchases of life insurance to levels not seen since 1942, according to insurance marketing research sources. After several challenging years of life insurance sales, life insurers are looking for new ways to rebuild premium levels. The Company's focus is directed toward its competitive advantages in international markets and wealth transfer strategies for domestic life sales.

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of June 30,
	2011	2010
	($ in thousands)

Universal life:
Number of policies	61,900	64,760
Face amounts	$7,493,470	7,511,240

Traditional life:
Number of policies	44,290	46,020
Face amounts	$2,779,660	2,485,080

Fixed-indexed life:
Number of policies	31,440	28,750
Face amounts	$7,633,830	6,738,550

Rider face amounts	$2,255,580	2,155,850

Total life insurance:
Number of policies	137,630	139,530
Face amounts	$20,162,540	18,890,720

In addition to reduced sales levels, the economic environment of the past few years precipitated an increase in policy terminations, particularly with regard to international life products. During 2009, international policy terminations spiked during the first half of the year and eventually ended the year at an annualized rate of 13.7%. In 2010, the annualized lapse percentage for the international block of business declined to 9.6% and has remained below that level through the second quarter of 2011.

The Company's domestic in force business includes final expense policies and other smaller face amount traditional life policies written over the past several decades. As the Company's domestic product portfolio has changed to higher face amount universal life and fixed-indexed life policies, a decline in the number of traditional life policies in force has been steadily occurring.

At June 30, 2011, the Company’s face amount of life insurance in force was comprised of $17.9 billion from the international line of business and $2.3 billion from the domestic line of business. At December 31, 2010, these amounts were $17.3 billion and $2.3 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Fixed-indexed annuities	$237,985	230,018	464,901	373,983
Other deferred annuities	101,320	127,444	203,561	241,886
Immediate annuities	12,965	5,450	16,700	11,396

Totals	$352,270	362,912	685,162	627,265

Annuity sales for the first six months of 2011 were 9.2% higher than the comparable period in 2010, continuing a trend of higher sales activity that began during 2009 and continued throughout 2010 when the Company achieved total annuity sales in excess of $1.4 billion. The recessionary contraction and financial market crisis that began in the latter half of 2007 impacted many annuity carriers. Losses from investment impairments and equity exposure through variable annuity product offerings crippled the capital position of numerous insurers and limited their ability to write new business. In contrast, the Company's substantial capital position attained through operating profitability and limited investment loss exposure positioned it to write additional levels of annuity business. The increase in annuity sales levels the past couple of years is indicative of the Company's enhanced competitive position in the marketplace. An additional factor contributing to this growth is the Company's A.M. Best rating increase to “A” (Excellent) received during 2009 followed by an increase in its rating outlook from Standard & Poor's during 2010 moving from “negative” to “stable”.

The Company's mix of annuity sales tends to shift with interest rate levels and the relative performance of the equity market. Over the past several years, sales of fixed-indexed products have accounted for 55% to 75% of all annuity sales and were 68% of annuity activity during the first six months of 2011 reflecting the two year bull market run in equities since bottoming out in the first quarter of 2009. For all fixed-indexed products, the Company purchases over the counter options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-indexed products also provide the contract holder the alternative to elect a fixed interest rate crediting option. Roughly one-half of fixed-indexed contract holders have typically elected this crediting option.

The increased level of annuity sales volume the past several years has required a greater level of asset/liability analysis. The Company monitors its asset/liability matching within the self-constraints of desired capital levels and risk tolerance. Despite the amounts of new business, the Company's capital level remains substantially above industry averages and regulator targets. Management has performed analyses of the capital strain associated with incrementally higher levels of annuity new business and determined that the Company's capital position is more than sufficient to handle increased sales activity.

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of June 30,
	2011	2010
	($ in thousands)

Fixed-indexed annuities
Number of policies	50,730	40,710
GAAP annuity reserves	$3,491,059	2,600,287

Other deferred annuities
Number of policies	67,730	68,530
GAAP annuity reserves	$2,690,891	2,538,571

Immediate annuities
Number of policies	17,050	16,340
GAAP annuity reserves	$427,169	407,073

Total annuities
Number of policies	135,510	125,580
GAAP annuity reserves	$6,609,119	5,545,931

Impact of Recent Business Environment

Economic data has shown mixed signs of improvement and backsliding over the past several quarters generating uncertainty about the direction of the economy at least in the near term. While corporate earnings have pleasantly surprised and interest rates remain at historic lows, the specter of higher inflation continues to be concerning given the acceleration of commodity prices combined with fiscal policies that have greatly depreciated the U.S. dollar. It is also uncertain whether the financial stresses of various countries in the European community will be contained or disrupt the economic expansion in core Europe. One school of thought holds that there is a lagged effect of two years of global stimulative macroeconomic policies yet to occur. At the same time, the compromises to fix the U.S. budget deficit may not be substantial enough to avoid eventual calamity in some future year.

In summary, no one's crystal ball provides enough foresight regarding the future to confidently predict the direction that the U.S. and global economies are headed. Strong economic expansion generally benefits the Company's business. Alternatively, a tepid economic recovery consisting of higher unemployment, lower personal income, muted consumer spending and lackluster corporate earnings and business investment could adversely impact the demand for the Company's products. Household financial income compression may also cause us to experience a higher incidence of claims, lapses or surrenders of policies. It is not possible to predict with certainty whether or when such activity may occur or what impact, if any, such actions could have on the Company's business, results of operations, cash flows or financial condition.

The financial duress in 2008 and 2009 did not have an adverse affect on our annuity line of business. Annuity sales in 2009 increased 106% over the levels attained in 2008. With the green shoots of recovery emerging in 2010, we witnessed annuity sales increase 71% over those of 2009 and 2011 annuity sales thus far have continued this strong pattern. While there may be many underlying reasons for this expansion in our annuity business, we believe that at least the following factors may explain this outcome: (1) during uncertain economic periods, consumers follow a flight to safety toward lower risk assets such as annuity products; (2) the Company's strong financial position, upgrade in financial strength rating from A.M. Best during 2009 and ample capital resources enhanced our presence in the annuity marketplace with independent distributors and end market consumers; (3) many of the Company's competitors incurred reductions in their capital base due to a deterioration in the quality of their investment portfolios, including investment impairments and losses, which caused them to curtail sales activity and recruitment of independent distribution; and (4) the uncertainty surrounding the potential regulation of fixed-indexed annuities by the SEC was eliminated when the U.S Court of Appeals vacated the proposed regulation (Rule 151A) and Congress passed the Dodd-Frank Act which exempted annuities under the Securities Act of 1933. Despite these factors and their impact on the growth in the Company's annuity sales, it is unclear what effect ongoing economic and political challenges may have upon future business levels.

The fixed income markets, our primary investment source, have experienced an improvement in fundamental credit quality on the heels of stronger liquidity, improving corporate profitability and modest economic growth. Credit downgrades of fixed income instruments by rating agencies were fairly prevalent during 2008 and 2009. However, credit default rates declined during 2010 and conditions for 2011 are currently expected to remain similar to those in 2010. The Company experienced minimal impairment and degradation of quality in its fixed income holdings during the financial crisis and subsequent recovery. There is no certainty that future events may produce the same success in this regard.

The unprecedented low U. S. Treasury yields combined with tightening credit spreads (difference between bond yields and risk-free interest rates) on fixed maturity securities has produced new challenges in managing Company profitability given the resulting “compression” on interest spreads (difference between the yield on investments and the amounts required to credit on associated policy values). Industry analysts and observers generally agree that a sudden jump in interest rate levels would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. The federal government's burgeoning deficit and “quantitative easing” initiatives have served to put upward pressure on longer term interest rates. It is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company's business, results of operations, cash flows or financial condition.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Universal life and annuity contract charges	$32,632	31,439	62,464	63,535
Traditional life and annuity premiums	4,607	4,898	8,629	8,514
Net investment income (excluding derivatives)	106,822	96,250	208,488	187,153
Other revenues	4,698	8,168	14,604	14,319

Operating revenues	148,759	140,755	294,185	273,521
Derivative gain (loss)	(9,098)	(43,965)	22,751	(32,018)
Net realized investment gains (losses)	490	51	3,582	(378)

Total revenues	$140,151	96,841	320,518	241,125

Universal life and annuity contract charges - Revenues for universal life and annuity contracts decreased 1.7% for the six months in 2011 compared to 2010 primarily due to lower surrender charges collected as a result of improved persistency of the Company's business in force. For the second quarter ended June 30, 2011, revenues increased 3.8% compared to the second quarter of 2010 in part due to lower reinsurance premiums. Effective April 1, 2011, the Company increased its retention on life insurance coverage from $300,000 on any one life to $500,000 which lowered the amount of reinsurance premium ceded.

Revenues for these products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance charges, as shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	28,706	27,602	56,741	54,567
Surrender charges	8,340	9,724	14,871	18,749
Other charges	138	(705)	377	38
Gross contract revenues	37,184	36,621	71,989	73,354

Reinsurance premiums	(4,552)	(5,182)	(9,525)	(9,819)

Net contract revenues	32,632	31,439	62,464	63,535

Traditional life and annuity premiums - Traditional life and annuity premiums increased 1.4% in the first six months of 2011 compared to the same period in 2010, while decreasing 5.9% for the second quarter alone in 2011 versus 2010. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The Company's life insurance sales focus has been primarily centered around universal life products. Universal life products, especially the Company's equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index such as the S&P 500 Index®, have been more popular product offerings in the Company's markets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Gross investment income:
Debt securities	$99,653	90,217	197,118	177,858
Mortgage loans	2,965	2,600	5,658	4,489
Policy loans	1,289	1,210	2,644	2,560
Short-term investments	15	6	60	11
Other invested assets	3,066	3,495	3,434	4,078

Total investment income	106,988	97,528	208,914	188,996
Investment expenses	166	1,278	426	1,843

Net investment income (excluding derivatives)	106,822	96,250	208,488	187,153
Derivative gain (loss)	(9,098)	(43,965)	22,751	(32,018)

Net investment income	$97,724	52,285	231,239	155,135

For the quarter ended June 30, 2011, investment grade debt securities generated approximately 94.6% of total investment income, excluding derivative gains. The growth in investment income from debt securities in the second quarter of 2011 versus 2010 reflects the increase in the size of the portfolio fueled by investable cash inflows from annuity sales. Mortgage loan investment income for the three and six months ended June 30, 2011 increased over the comparable periods in 2010 reflecting approximately $30 million of new loans funded during the first half of the year.

In order to assess underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income performance is summarized as follows:

	Six Months Ended June 30,
	2011	2010
	(In thousands)

Excluding derivatives:
Net investment income	$208,488	187,153
Average invested assets, at amortized cost	$7,890,388	6,538,910
Annual yield on average invested assets	5.28%	5.72%

Including derivatives:
Net investment income	$231,239	155,135
Average invested assets, at amortized cost	$7,994,227	6,647,903
Annual yield on average invested assets	5.79%	4.67%

The slightly lower yield on average invested assets in the second quarter of 2011 compared to 2010 is due to the lower yields obtained on new fixed maturity debt securities investments during the last 12 months. During 2010, the average yield on bond purchases to fund insurance operations was 4.45% representing a 1.35% spread over treasury rates. Insurance operation bond purchases through the second quarter of 2011 had an average yield of 4.56% with spreads narrowing to 1.23% over treasury rates.

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $11.0 million and $11.4 million for the six months ended June 30, 2011 and 2010, respectively. Other revenues in the first six months of 2011 also includes a $4.0 million lawsuit settlement in which the Company was the plaintiff.

Derivative gain (loss) - Index options are derivative financial instruments used to hedge the equity return component of the Company's fixed-indexed products. Gain or loss from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income.

Gains and losses from index options are due to equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index. The rise or decline in the index relative to index level at the time of the option purchase causes option values to likewise rise or decline. The Company does not elect hedge accounting relative to these derivative instruments. While income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-indexed products also fluctuates in a similar manner and direction. For the six months ended June 30, 2011 and 2010, the reference indices increased and the Company recorded index option gains and an increase in contract interest expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Derivatives:
Unrealized gain (loss)	$(17,966)	(64,694)	13,091	(70,482)
Realized gain	8,868	20,729	9,660	38,464

Total gain (loss) included in net investment income	$(9,098)	(43,965)	22,751	(32,018)

Total contract interest	$53,232	17,930	145,381	80,631

Net realized investment gains (losses) - Realized gains on investments in the second quarter of 2011 primarily resulted from bond calls and sales. The net gains reported for the six months ended June 30, 2011 consisted of gross gains of $3.7 million offset by gross losses of $0.1 million, which includes other-than-temporary impairment losses on mortgage loan and real estate investments.

The Company records impairment write-downs when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected. Impairments due to credit factors are recorded in the Company's consolidated statement of earnings while non-credit (liquidity) impairment losses are included in other comprehensive income. Impairment and valuation write-downs are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Impairment or valuation write-downs:
Bonds	$—	86	—	308
Equities	—	—	—	—
Mortgage loans	—	—	50	385
Real estate	—	—	39	174

Total	$—	86	89	867

The mortgage loan valuation write-down in 2010 involves a New Orleans, Louisiana property whose value was negatively impacted by Hurricane Katrina.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Life and other policy benefits	$9,598	13,519	21,814	26,806
Amortization of deferred policy acquisition costs	38,848	18,237	66,337	42,006
Universal life and annuity contract interest	53,232	17,931	145,381	80,631
Other operating expenses	19,060	17,087	39,778	34,404

Totals	$120,738	66,774	273,310	183,847

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, increased to $6.8 million during the second quarter of 2011 compared to $6.4 million for the quarter ended June 30, 2010. For the six months ending June 30, death claims were $15.2 million and $15.6 million for 2011 and 2010, respectively. While death claim amounts are subject to variation from period to period, the Company's mortality experience has generally been consistent with or better than its product pricing assumptions.

Amortization of deferred policy acquisition costs - Life insurance companies are required to defer certain expenses that vary with, and are primarily related to, the cost of acquiring new business. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses and sales inducements. The Company defers sales inducements in the form of first year interest bonuses on annuity and universal life products that are directly related to the production of new business. These charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. Recognition of these deferred policy acquisition costs (“DPAC”) as an expense in the consolidated financial statements occurs over future periods in relation to the expected emergence of profits priced into the products sold. This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns. Companies are required to review universal life and annuity contract assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profits pattern is to be "unlocked" and reset based upon the actual experience. DPAC balances are also adjusted each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (“true-up”) with the adjustment reflected in current period amortization expense. In accordance with GAAP guidance the Company must also write-off deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets upon internal replacement of certain contracts as well as annuitizations of deferred annuities.

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense for the three and six months ended June 30, 2011 and 2010.

Increase (Decrease) in DPAC Balance	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Unlocking	$—	—	—	(2,700)
True-up	(4,987)	2,667	(8,028)	5,840

Totals	$(4,987)	2,667	(8,028)	3,140

During the first quarter of 2010 a correction was made to a surrender charge assumption for future years on one deferred annuity product line. This change resulted in an unlocking adjustment that increased the current period's DPAC amortization expense (decreased DPAC balance) by $2.7 million. As the amount of the correction was determined to have occurred over the course of multiple previously reported periods, it was concluded that the amount of the correction was immaterial to the financial results reported in any of these periods, as well as the current period.

The Company is required to periodically adjust, on a prospective basis for actual experience that varies from that assumed. True-up adjustments were recorded in the second quarter of 2011 and 2010 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year's experience resulting in a $5.0 million increase and a $2.7 million decrease in amortization expense, respectively. For the six months ended June 30, total true-up and unlocking adjustments increased amortization expense by $8.0 million in 2011 and decreased amortization expense by $3.1 million in 2010. Although adjustments are made for all the assumptions the major component of the changes above are due to credited interest rates.

As part of the Company's ongoing initiative to implement new system software and technology with respect to its actuarial systems, the Company's analysis of deferred policy acquisition costs for its deferred annuity block of business was converted to a new platform as of June 30, 2011 providing the Company with the capability to analyze DPAC balances in finer detail and encompassing more granularity. As a result of this conversion, associated DPAC balances were decreased (amortization increased) by an additional $4.0 million above the true-up adjustments discussed above.

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

The Company's approximated average credited rates, excluding and including fixed-indexed (derivative) products, were as follows:

	June 30,		June 30,
	2011	2010	2011	2010
	(Excluding derivative products)		(Including derivative products)

Annuity	2.93%	2.30%	3.67%	2.90%
Interest sensitive life	3.00%	2.39%	4.93%	4.21%

Contract interest including fixed-indexed products also encompasses the performance of the derivative component of the Company's fixed-indexed products. As previously noted, the market performance of these derivative features resulted in net realized and unrealized gains of $22.8 million and net realized and unrealized losses of $32.0 million for the first six months of 2011 and 2010, respectively. In conjunction with the actuarial platform conversion mentioned above, the deferred sales inducements balance for deferred annuities was also converted and analyzed resulting in a reduction of the balance (increase in contract interest) of $1.6 million at June 30, 2011.

Other operating expenses - Other operating expenses consist of general administrative expenses, legal costs, licenses and fees, commissions not subject to deferral, nursing home expenses and share based compensation costs.

Nursing home operation expenses were $5.1 million and $10.3 million, for the three and six months ended June 30, 2011 compared to $4.3 million and $8.4 million for the corresponding periods in 2010, respectively.

Share based compensation costs for the Company's stock option plans related to outstanding vested and unvested stock options for the three and six months ended June 30, 2011 were $(0.2) million and $(0.8) million compared to the corresponding periods in 2010 of $(1.9) million and $(1.1) million, respectively, as a result of marking the stock options to fair value under the liability method of accounting. The fluctuation in expense for the Company's stock option plans largely reflects the market price change in the Company's Class A common stock as of the reporting dates.

The Company has been involved in major information system initiatives to enhance actuarial, accounting, policy acquisition, and policy administration processes. Costs related to these systems are capitalized during the development process and then amortized once they are placed into service and used in operations. For the three and six months ended June 30, 2011, amortization expense in association with these system implementations was $0.8 million and $1.6 million, compared to $0.5 million and $1.0 million in 2010, respectively.

GAAP allows companies to defer the majority of incurred commissions as part of its DPAC balance subject to amortization over future periods. The mix of products sold affects the amount of commissions incurred that may not be deferred. Commission expense for the three and six months ended June 30, 2011 was $2.8 million and $5.0 million versus $1.3 million and $2.4 million for the same periods in 2010.

Federal Income Taxes. Federal income taxes on earnings from operations reflect effective tax rates of 29.0% and 32.2% for the three and six months ended June 30, 2011 compared to 30.6% and 31.5% in 2010, respectively. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings
A summary of segment earnings for the three months and six months ended June 30, 2011 and 2010 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
June 30, 2011	$2,590	7,311	(38)	3,609	13,472
June 30, 2010	$(1,676)	8,550	9,674	4,230	20,778

Six months ended:
June 30, 2011	$369	10,328	13,415	5,561	29,673
June 30, 2010	$(1,371)	9,891	24,747	6,198	39,465

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$6,617	7,064	12,649	14,049
Net investment income	4,485	4,704	9,481	9,502
Other revenues	(2)	182	5	215

Total revenues	11,100	11,950	22,135	23,766

Benefits and expenses:
Life and other policy benefits	(810)	5,045	4,424	8,295
Amortization of deferred policy acquisition costs	2,771	3,028	5,654	5,768
Universal life insurance contract interest	1,849	2,872	4,487	5,334
Other operating expenses	3,361	3,418	7,027	6,331

Total benefits and expenses	7,171	14,363	21,592	25,728

Segment earnings (loss) before Federal income taxes	3,929	(2,413)	543	(1,962)
Provision (benefit) for Federal income taxes	1,339	(737)	174	(591)

Segment earnings (loss)	$2,590	(1,676)	369	(1,371)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Universal life insurance revenues	$6,256	7,447	11,982	13,894
Traditional life insurance premiums	1,665	6,507	3,234	8,449
Reinsurance premiums	(1,304)	(6,890)	(2,567)	(8,294)

Totals	$6,617	7,064	12,649	14,049

The Company's domestic life insurance sales have been declining since 2008 (refer to the collected premium analysis below) resulting in lower universal contract revenue charges from new business. In addition, the pace of new policies issued has lagged the number of policies terminating from death or surrender causing a declining level of insurance in force from which contract charge revenue is received. The number of domestic life insurance policies has declined from 69,700 at December 31, 2009 to 66,000 at December 31, 2010, and to 64,400 at June 30, 2011.

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings, in accordance with GAAP.  Actual universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Universal life insurance:
First year and single premiums	$5,336	3,430	7,317	6,932
Renewal premiums	4,978	5,410	10,584	10,928

Totals	$10,314	8,840	17,901	17,860

The Company's efforts over the past several years have been to attract new independent agents and to promote life products to improve domestic life sales. Recent economic events have had an adverse effect on new life sales in the industry. However, the Company has acquired increased distribution with its single premium universal life and single premium equity-indexed universal life products which has resulted in an increase in policy applications during the first two quarters of 2011.

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter. Claim activity during the first two quarters of 2011 is significantly lower than 2010. The Company's overall mortality experience for this segment is in line with pricing assumptions.

As noted previously in the discussion of results from consolidated operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense for the three months and six months ending June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—	—
True-up	(90)	(64)	(37)	356

Totals	$(90)	(64)	(37)	356

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

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$25,616	24,675	50,176	48,792
Net investment income	9,532	2,797	22,553	13,119
Other revenues	342	228	366	293

Total revenues	35,490	27,700	73,095	62,204

Benefits and expenses:
Life and other policy benefits	4,199	6,094	9,161	15,234
Amortization of deferred policy acquisition costs	7,927	2,317	16,125	8,992
Universal life insurance contract interest	8,507	2,201	21,426	12,349
Other operating expenses	4,273	4,664	11,199	11,221

Total benefits and expenses	24,906	15,276	57,911	47,796

Segment earnings before Federal income taxes	10,584	12,424	15,184	14,408
Provision for Federal income taxes	3,273	3,874	4,856	4,517

Segment earnings	$7,311	8,550	10,328	9,891

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Universal life insurance revenues	$25,920	24,580	51,740	50,259
Traditional life insurance premiums	3,704	4,570	6,822	7,013
Reinsurance premiums	(4,007)	(4,475)	(8,385)	(8,480)

Totals	$25,617	24,675	50,177	48,792

In general, universal life revenues and operating earnings are anticipated to emerge with the amount of international life insurance in force. The volume of insurance in force has grown from $16.7 billion at June 30, 2010 to $17.6 billion at June 30, 2011.

International universal life revenues also include surrender charges assessed upon surrender of contracts by policyholders. In the midst of the financial crisis during the past few years, the Company's international policyholders in particular exhibited concern regarding the developments in U.S. financial markets. This evidenced itself in the Company's termination activity in its international life policies in force. During 2009, the Company incurred higher termination experience than is typical which resulted in recognition of increased surrender charge fee income. The following table illustrates the Company's recent international life termination experience.

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Six months ended June 30, 2011	$737.8	7.4%
Year ended December 31, 2010	1,721.8	9.0%
Year ended December 31, 2009	2,423.2	13.0%
Year ended December 31, 2008	1,923.2	10.8%
Year ended December 31, 2007	1,674.3	10.2%
Year ended December 31, 2006	1,604.4	10.8%

Premiums collected on universal life products are not reflected as revenues in the Company's consolidated statements of earnings, in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Universal life insurance:
First year and single premiums	$9,135	9,362	17,630	15,957
Renewal premiums	29,193	27,198	56,770	51,773

Totals	$38,328	36,560	74,400	67,730

The Company's most popular international products have been its fixed-indexed universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of the S&P 500 Index®. Included in the totals in the above table are collected premiums for fixed-indexed universal life products of approximately $46.0 million and $40.1 million for the first six months of 2011 and 2010, respectively, an increase of 14.8%.

As previously noted, net investment income and contract interest include period-to-period changes in fair values pertaining to options purchased that are tied to the performance of the underlying indexes. With the growth in the fixed-indexed universal life block of business, the period-to-period changes in fair values of the underlying options can have a significant impact on net investment income and contract interest. A detail of net investment income for international life insurance operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011		2010
	(In thousands)

Net investment income (excluding derivatives)	$10,658	8,085	20,646	16,571	16,571
Derivative gain (loss)	(1,126)	(5,288)	1,907		(3,452)

Net investment income	$9,532	2,797	22,553		13,119

A comparable impact for the derivative component in the equity-indexed universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. The Company's clientele for international products are wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts. In the year ended December 31, 2010, the average face amount of insurance purchased was approximately $339,000, and in the first six months of 2011 the average was $356,000. Life and policy benefit expense for the international life segment reflects the larger policies purchased. In addition, the expense shown for 2010 includes death claims of approximately $3.1 million, after reinsurance, associated with the Haiti earthquake in January 2010.

As noted previously, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on international life insurance DPAC balances recorded through amortization expense for the three and six months of 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—	—
True-up	(848)	2,822	(1,315)	4,962

Totals	$(848)	2,822	(1,315)	4,962

True-up adjustments in 2011 decreased the DPAC balance and increased amortization expense while 2010 true-up assumptions increased the DPAC balance and decreased amortization expense.

As indicated in the discussion concerning net investment income, contract interest expense includes fluctuations that are the result of underlying equity indices performance associated with fixed-indexed universal life products. The derivative gain (loss) realized on purchased call options is included in the amounts the Company credits to policyholders. For more details about the Company's use of index options to hedge the performance of equity indices refer to the derivative gain (loss) discussion in the Consolidated Operations section of this Item 2.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$5,006	4,598	8,268	9,208
Net investment income	78,830	40,227	191,942	126,408
Other revenues	(1,070)	1,908	2,991	2,459

Total revenues	82,766	46,733	203,201	138,075

Benefits and expenses:
Life and other policy benefits	6,209	2,380	8,229	3,277
Amortization of deferred policy acquisition costs	28,150	12,892	44,558	27,246
Annuity contract interest	42,876	12,858	119,468	62,948
Other operating expenses	6,320	4,742	11,223	8,449

Total benefits and expenses	83,555	32,872	183,478	101,920

Segment earnings (loss) before Federal income taxes	(789)	13,861	19,723	36,155
Provision (benefit) for Federal income taxes	(751)	4,187	6,308	11,408

Segment earnings (loss)	$(38)	9,674	13,415	24,747

A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Surrender charges	$5,013	4,596	8,264	9,203
Traditional annuity premiums	—	2	4	5

Totals	$5,013	4,598	8,268	9,208

Deposits collected on annuity contracts are not reflected as revenues in the Company's consolidated statements of earnings, in accordance with GAAP. Actual annuity deposits collected for the three and six months ended June 30, 2011 and 2010 are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Fixed-indexed annuities	$215,494	222,884	436,517	366,136
Other deferred annuities	122,625	132,381	226,775	245,103
Immediate annuities	14,877	5,290	20,226	10,910

Totals	$352,996	360,555	683,518	622,149

Fixed-indexed products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since the Company does not offer variable products or mutual funds, fixed-indexed products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-indexed annuity deposits as a percentage of total annuity deposits were 63.9% and 58.9% for the six months ended June 30, 2011 and 2010, respectively. The recovery in equity markets that began during 2009 did not manifest itself in terms of increased fixed-indexed sales until the latter part of 2009. Consequently, while 2011 total collected annuity deposits increased 9.9% over the level in 2010, fixed-indexed sales increased by 19.2% during the same time period. Other deferred annuity deposits decreased 7.5% in 2011 compared to 2010.

As a selling inducement, some of the deferred products, as well as the fixed-indexed annuity products, include a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to a base interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred to be amortized over future periods amounted to approximately $21.2 million and $21.0 million during the first six months of 2011 and 2010, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Net investment income (excluding derivatives)	$86,644	78,263	171,575	154,478
Derivative gain (loss)	(7,814)	(38,036)	20,367	(28,070)

Net investment income	$78,830	40,227	191,942	126,408

As previously described, derivatives are call options purchased to hedge the equity return component of the Company's fixed-indexed annuity product with any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, reflected in net investment income. Generally, a comparable impact for the derivative component in fixed-indexed annuity products is reflected in contract interest expense.

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for the three and six months of 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—	(2,700)
True-up	(4,049)	(91)	(6,675)	519

Totals	$(4,049)	(91)	(6,675)	(2,181)

During the first quarter of 2010 the Company unlocked a change in projected surrender charge rates on certain fixed rate annuities that reduced DPAC (and increased amortization expense) by $2.7 million. Unlocking was not done during the first or second quarter of 2011. The true-up adjustments recorded in the first and second quarters of 2011 and 2010 pertained to partial surrender rates, mortality rates, credited interest rates and earned investment rates. In addition to these adjustments, the Company decreased its annuity DPAC balance (increased amortization expense) by $4.0 million in the second quarter of 2011 as part of its implementation of DPAC actuarial analysis on a new system platform as previously discussed in the Consolidated Operations section of this Item 2.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge the Company's fixed-indexed annuities. The detail of fixed-indexed annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Fixed-indexed annuities	$50,799	(5,676)	103,952	27,904
All other annuities	(7,789)	23,517	(20,794)	43,997

Gross contract interest	43,010	17,841	83,158	71,901
Bonus interest deferred and capitalized	(9,932)	(12,461)	(21,192)	(21,021)
Bonus interest amortization	9,797	7,478	15,913	12,068

Total contract interest	$42,875	12,858	77,879	62,948

The fluctuation in reported contract interest amounts for fixed-indexed annuities is driven by sales levels, the level of the business in force and the positive or negative performance of equity markets on option values. The derivative gain (loss) information included in the net investment income discussion above is largely reflected in the amounts shown for contract interest for fixed-indexed annuities. As previously discussed in the Consolidated Operations section of this Item 2, the Company decreased its deferred sales inducements balance (increased bonus interest amortization) by $1.6 million in the second quarter of 2011 pertaining to its implementation of new actuarial system technology.

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $0.9 million and $3.0 million of operating earnings in the first six months of 2011 and 2010, respectively. The decrease in operating earnings reflects an increase in expenses incurred at the Company's San Marcos location incurred in an effort to build a presence in the community for this operation that started in the latter half of 2009.

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

	June 30, 2011		December 31, 2010
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$7,779,309	95.3	$7,352,393	95.6
Mortgage loans	160,897	2.0	141,247	1.8
Derivatives, index options	97,698	1.2	80,284	1.0
Policy loans	75,743	0.9	78,448	1.0
Real estate	18,963	0.2	20,088	0.3
Equity securities	16,720	0.2	15,230	0.2
Other	14,392	0.2	9,481	0.1

Totals	$8,163,722	100.0	$7,697,171	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of June 30, 2011 and December 31, 2010, the Company's debt securities portfolio consisted of the following:

	June 30, 2011		December 31, 2010
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$3,817,446	49.1	$3,559,508	48.4
Mortgage-backed securities	2,238,761	28.8	2,141,867	29.1
Public utilities	1,066,486	13.7	1,077,314	14.7
State and political subdivisions	344,363	4.4	331,731	4.5
U.S. agencies	228,876	2.9	154,265	2.1
Asset-backed securities	60,761	0.8	64,878	0.9
Foreign governments	20,680	0.3	20,921	0.3
U.S. Treasury	1,936	—	1,909	—

Totals	$7,779,309	100.0	$7,352,393	100.0

Substantially all of the Company's investable cash flows are directed toward the purchase of debt securities. The Company's investment policy calls for investing in debt securities that are investment grade, meet quality and yield objectives, and provide adequate liquidity for obligations to policyholders. Debt securities with intermediate maturities are targeted by the Company as they more closely match the intermediate nature of the Company's policy liabilities and provides an appropriate strategy for managing cash flows. Debt securities purchased to fund insurance company operations are summarized below.

	Six Months Ended June 30,	Year Ended December 31,
	2011	2010
	($ In thousands)

Cost of acquisitions	678,479	$1,559,154
Average S&P® quality	AA-	AA-
Effective annual yield	4.56%	4.45%
Spread to treasuries	1.23%	1.35%
Effective duration	7.4 years	6.8 years

The Company's mortgage-backed securities predominantly consist of agency securities. Because mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing in collateralized mortgage obligations, which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I ("PAC I"), very accurately defined maturity ("VADM") and sequential tranches are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. The Company does not purchase tranches, such as PAC II and support tranches, that subject the portfolio to greater than average prepayment risk. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 98.2% held in investment grade securities. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P®.

	June 30, 2011		December 31, 2010
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA and U.S. Government	$2,610,244	33.5	2,452,648	33.4
AA	638,252	8.2	551,572	7.5
A	1,812,803	23.3	1,722,300	23.4
BBB	2,580,540	33.2	2,482,373	33.7
BB and other below investment grade	137,470	1.8	143,500	2.0

Totals	$7,779,309	100.0	7,352,393	100.0

The Company's investment guidelines do not allow for the purchase of below investment grade securities.  Investments held in this category are the result of subsequent downgrades of the securities.  Below investment grade holdings are summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

June 30, 2011	$130,853	137,470	136,067	1.7%

December 31, 2010	$136,076	143,500	139,306	1.9%

The Company's percentage of below investment grade securities compared to total invested assets decreased from December 31, 2010 primarily due to securities being upgraded during the first six months of 2011 and purchases of new securities. The Company's holdings of below investment grade securities are relatively small and the percentage of total invested assets is low compared to industry averages.

Holdings in below investment grade securities by category as of June 30, 2011 are summarized below, including June 30, 2011 and December 31, 2010 fair values for comparison. The Company is continually monitoring developments in these industries that may affect security valuation issues.

	Below Investment Grade Debt Securities
Industry Category	Amortized Cost June 30, 2011	Carrying Value June 30, 2011	Fair Value June 30, 2011	Fair Value December 31, 2010
	(In thousands)

Retail	$9,090	11,023	11,023	23,230
Telecommunications	5,690	9,400	9,400	9,050
Asset-backed securities	12,362	13,036	13,542	13,738
Mortgage-backed	8,968	8,640	8,640	8,607
Banking/finance	39,241	39,252	35,880	49,789
Manufacturing	43,667	43,717	44,986	22,680
Transportation	—	498	498	491
Other	11,835	11,904	12,098	11,721

Totals	$130,853	137,470	136,067	139,306

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

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination as to which category based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at June 30, 2011, approximately 31% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)

Securities held to maturity:
Debt securities	$5,636,086	5,302,866	333,220
Securities available for sale:
Debt securities	2,476,443	2,298,692	177,751
Equity securities	16,720	6,221	10,499

Totals	$8,129,249	7,607,779	521,470

During the six months ended June 30, 2011, the Company had no other-than-temporary impairment write-downs. See Note 9, Investments, of the accompanying condensed financial statements for further discussion.

Asset-Backed Securities

The Company holds approximately $60.8 million in asset-backed securities as of June 30, 2011. This portfolio includes $26.9 million of manufactured housing bonds and $33.9 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The Company holds one Alt-A security with a carrying value of $4.3 million. The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The average FICO for an Alt-A borrower is approximately 715 compared to a score of 730 for a jumbo prime borrower. The Company's exposure to the Alt-A and subprime sectors is limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans. The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities. With the government intervention initiatives in 2009, the housing market began to show signs of stabilizing. There was an improvement in the prices of subprime securities as the bond market also became more liquid. All of the loans classified as Alt-A or subprime in the Company's portfolio as of June 30, 2011 were underwritten prior to 2005 as noted in the table below.

	June 30, 2011		December 31, 2010
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	7,513	7,405	8,070	8,025
2002	485	720	480	576
2003	4,287	4,307	4,286	4,197
2004	21,570	20,036	21,941	21,043

Subtotal subprime	33,855	32,468	34,777	33,841

Alt A:
2004	4,345	4,345	4,056	4,056

As of June 30, 2011, 6 of the subprime securities were rated AAA, 3 were rated AA, and 3 were rated CC.

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
The Company requires a minimum specified yield on mortgage loan investments. Until recently the low interest rate environment resulted in fewer loan opportunities being available that met the Company's required rate of return. This environment started to change in 2010 and the Company increased its new mortgage loan activity which resulted in an increase of $68.5 million in total loans at the 2010 year-end and an additional $29.8 million at June 30, 2011.

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

The Company held net investments in mortgage loans totaling $160.9 million and $141.2 million at June 30, 2011 and December 31, 2010, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$90,046	56.0	$69,222	49.0
New England	21,516	13.4	19,731	14.0
Mountain	16,285	10.1	16,632	11.8
East North Central	10,137	6.3	17,349	12.3
Pacific	11,758	7.3	6,973	4.9
East South Central	5,433	3.4	5,468	3.9
South Atlantic	3,484	2.1	3,592	2.5
Middle Atlantic	2,238	1.4	2,280	1.6

Totals	$160,897	100.0	$141,247	100.0

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$96,716	60.1	$85,920	60.8
Hotel/Motel	26,029	16.2	24,334	17.2
Land/Lots	13,285	8.2	12,585	8.9
Apartments	11,097	6.9	9,181	6.5
Office	8,944	5.6	9,029	6.4
All other	4,826	3.0	198	0.2

Totals	$160,897	100.0	$141,247	100.0

The Company's real estate investments totaled approximately $19.0 million and $20.1 million at June 30, 2011 and December 31, 2010, respectively, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiaries of the Company. The Company recognized operating income on these properties of approximately $0.4 million each for the first and second quarters of 2011. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

Interest Rate Risk

A gradual increase in interest rates from current levels would generally be a positive development for the Company. Rate increases would be expected to provide incremental net investment income, produce increased sales of fixed rate products, and limit the potential erosion of the Company's interest rate spread on products due to minimum guaranteed crediting rates in products. Alternatively, a rise in interest rates would reduce the fair value of the Company's investment portfolio and if long-term rates rise dramatically within a relatively short time period could expose the Company to disintermediation risk. Disintermediation risk is the risk that policyholders will surrender their policies in a rising interest rate environment forcing the Company to liquidate assets when they are in an unrealized loss position.

A decline in interest rates could cause certain mortgage-backed securities in the Company's portfolio to be more likely to pay down or prepay. In this situation, the Company typically will be unable to reinvest the proceeds at comparable yields. Lower interest rates will likely also cause lower net investment income, subject the Company to reinvestment rates risks, and possibly reduce profitability through reduced interest rate margins associated with products with minimum guaranteed crediting rates. Alternatively, the fair value of the Company's investment portfolio will increase when interest rates decline.

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	June 30, 2011	March 31, 2011	December 31, 2010
	(In thousands except percentages)

Debt securities - fair value	$8,112,529	7,811,230	7,634,209
Debt securities - amortized cost	$7,601,558	7,402,061	7,193,040
Fair value as a percentage of amortized cost	106.72%	105.53%	106.13%
Unrealized gain balance	$510,971	409,669	441,169
Ten-year U.S. Treasury bond – (decrease) increase in yield for the quarter	(0.311)%	0.177%	(0.544)%

	Unrealized Gains Balance
	At June 30, 2011	At March 31, 2011	At December 31, 2010	Quarter Change in Unrealized Balance	YTD Change in Unrealized Balance

Debt securities held to maturity	$333,220	258,405	281,816	74,815	51,404
Debt securities available for sale	177,751	151,264	159,353	26,487	18,398

Totals	$510,971	409,669	441,169	101,302	69,802

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond decreased approximately 13.4 basis points from year-end 2010 through the first six months of 2011 causing an unrealized gain of $69.8 million on a portfolio with an amortized cost basis of approximately $7.6 billion. The Company would expect similar results in the future from any significant upward or downward movement in market rates. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's consolidated balance sheet.

The Company manages interest rate risk principally through ongoing cash flow testing as required for insurance regulatory purposes. Computer models are used to perform cash flow testing under various commonly used stress test interest rate scenarios to determine if existing assets would be sufficient to meet projected liability outflows. Sensitivity analysis allows the Company to measure the potential gain or loss in fair value of its interest-sensitive instruments and to protect its economic value and achieve a predictable spread between what is earned on invested assets and what is paid on liabilities. The Company seeks to minimize the impact of interest risk through surrender charges that are imposed to discourage policy surrenders. Interest rate changes can be anticipated in the computer models and the corresponding risk addressed by management actions affecting asset and liability instruments. However, potential changes in the values of financial instruments indicated by hypothetical interest rate changes will likely be different from actual changes experienced, and the differences could be significant.

The Company performed detailed sensitivity analysis as of December 31, 2010, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first six months of 2011 were reasonable given the expected range of results of this analysis.

Credit Risk

The Company is exposed to credit risk through counterparties and within its investment portfolio. Credit risk relates to the uncertainty associated with an obligor's continued ability to make timely payments of principal and interest in accordance with the contractual terms of an instrument or contract. As previously discussed, the Company manages credit risk through established investment credit policies and guidelines which address the quality of creditors and counterparties, concentration limits, diversification practices and acceptable risk levels. These policies and guidelines are regularly reviewed and approved by senior management and the Company's Board of Directors.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs. There were no borrowings outstanding under the line of credit at June 30, 2011.

A primary liquidity concern for life insurers is the risk of an extraordinary level of early policyholder withdrawals. The Company includes provisions within its annuity and universal life insurance policies, such as surrender charges and market value adjustments, that help limit and discourage early withdrawals.

The actual amounts paid by product line in connection with surrenders and withdrawals for the periods ended June 30, are noted in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Product Line:
Traditional Life	$691	1,241	2,145	2,140
Universal Life	9,666	10,992	19,036	21,721
Annuities	118,735	84,474	246,793	171,154

Total	$129,092	96,707	267,974	195,015

The above contractual withdrawals, as well as the level of surrenders experienced, were generally consistent with the Company's assumptions in asset/liability management, and the associated cash outflows did not have an adverse impact on overall liquidity. The dollar amount of surrenders and withdrawals reflects the significant increase in this block of business with sales of approximately $3 billion over the past 30 months. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Cash flow projections and tests under various market interest rate scenarios are also performed to assist in evaluating liquidity needs and adequacy. The Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $90.4 million and $122.7 million for the six months ended June 30, 2011 and 2010, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. Cash flows from these sources totaled $273.9 million and $355.2 million for the six months ended June 30, 2011 and 2010, respectively. These cash flow items could be reduced if interest rates rise. Net cash flows from the Company's universal life and investment annuity deposit product operations totaled $313.9 million and $354.6 million during the six months ended June 30, 2011 and 2010, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of June 30, 2011, the Company had no commitments beyond its normal operating and investment activities.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$6,972	6,972	—	—	—
Life claims payable (1)	59,876	59,876	—	—	—
Other long-term reserve liabilities reflected on the balance sheet under GAAP (2)	9,087,628	883,010	1,683,961	1,475,670	5,044,987

Total	$9,154,476	949,858	1,683,961	1,475,670	5,044,987

(1) Life claims payable include benefit and claim liabilities for which the Company believes the amount and timing of the payment is essentially fixed and determinable. Such amounts generally relate to incurred and reported death and critical illness claims including an estimate of claims incurred but not reported.
(2)  Other long-term liabilities include estimated life and annuity obligations related to death claims, policy surrenders, policy withdrawals, maturities and annuity payments based on mortality, lapse, annuitization, and withdrawal assumptions consistent with the Company's historical experience. These estimated life and annuity obligations are undiscounted projected cash outflows that assume interest crediting and market growth consistent with assumptions used in amortizing deferred acquisition costs. They do not include any offsets for future premiums or deposits. Other long-term liabilities also include determinable payout patterns related to immediate annuities. In contrast to this table, the majority of the Company's liabilities for future obligations recorded on the consolidated balance sheet do not incorporate future credited interest and market growth. Therefore, the estimated life and annuity obligations presented in this table significantly exceed the life and annuity liabilities recorded in the reserves for future life and annuity obligations as reported in the “Liabilities” section of the consolidated balance sheet. Due to the significance of the assumptions used, the actual cash outflows will differ both in amount and timing, possibly materially, from these estimates.

CHANGES IN ACCOUNTING PRINCIPLES AND CRITICAL ACCOUNTING POLICIES

Changes in Accounting Principles

Refer to Note (1) of the Notes to Condensed Consolidated Financial Statements.

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. During 2011 the Company has continued its migration to its general ledger and financial reporting systems. Management believes this process is strengthening internal control over financial reporting as we continue to automate the reporting process. It is expected that additional controls will be implemented in future reporting periods as the Company fully migrates to the new general ledger and financial reporting system and integrates it into the Company's financial reporting process.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective August 22, 2008, the Company adopted and implemented a limited stock buy-back program associated with the Company's 2008 Incentive Plan which provides Option Holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company. This program succeeded a similar buy-back program implemented March 10, 2006 associated with the Company's 1995 Stock Option and Incentive Plan. Option Holders may elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election.

The following table sets forth the Company's repurchase of its Class A common shares from Option Holders for the quarter ended June 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

April 1, 2011 through April 30, 2011	—	—	N/A	N/A
May 1, 2011 through May 31, 2011	500	155.79	N/A	N/A
June 1, 2011 through June 30, 2011	1,000	152.84	N/A	N/A

Total	1,500	154.32	N/A	N/A

Purchased shares are reported in the Company's consolidated financial statements as authorized and unissued.

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date:	August 9, 2011	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date:	August 9, 2011	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 9, 2011	/S/ Thomas F. Kopetic
Thomas F. Kopetic
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)