Form 10-Q
period 2011-09-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2011-11-09
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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
Large accelerated filer  ☐     Accelerated filer  ☑   Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
As of November 8, 2011, the number of shares of Registrant's common stock outstanding was: Class A – 3,434,763 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	September 30, 2011	December 31, 2010

Investments:
Securities held to maturity, at amortized cost (fair value: $5,943,190 and $5,259,332)	$5,484,905	4,977,516
Securities available for sale, at fair value (cost: $2,386,834 and $2,221,579)	2,589,228	2,390,107
Mortgage loans, net of allowance for possible losses ($4,001 and $3,962)	161,842	141,247
Policy loans	74,223	78,448
Derivatives, index options	17,769	80,284
Other long-term investments	34,331	29,569

Total investments	8,362,298	7,697,171

Cash and short-term investments	91,902	80,332
Deferred policy acquisition costs	715,134	691,939
Deferred sales inducements	151,414	143,844
Accrued investment income	89,772	79,720
Federal income tax receivable	8,447	427
Other assets	83,175	80,515

Total assets	$9,502,142	8,773,948

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2011	December 31, 2010

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$7,772,708	7,108,599
Traditional life and annuity contracts	139,203	139,182
Other policyholder liabilities	148,384	151,526
Deferred Federal income tax liability	64,851	57,857
Federal income tax payable	—	—
Other liabilities	99,600	97,993

Total liabilities	8,224,746	7,555,157

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,434,763 and 3,429,241 issued and outstanding in 2011 and 2010, respectively	3,435	3,429
Class B - $1 par value; 200,000 shares authorized, issued, and outstanding in 2011 and 2010	200	200
Additional paid-in capital	38,041	37,140
Accumulated other comprehensive income	58,112	50,408
Retained earnings	1,177,608	1,127,614

Total stockholders’ equity	1,277,396	1,218,791

Total liabilities and stockholders' equity	$9,502,142	8,773,948

Note:  The Condensed Consolidated Balance Sheet at December 31, 2010, has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)
(In thousands, except per share amounts)

	2011	2010

Premiums and other revenues:
Universal life and annuity contract charges	$34,550	32,898
Traditional life and annuity contract premiums	4,685	3,961
Net investment income	44,538	106,605
Other revenues	5,643	6,075
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(1,741)	(538)
Portion of OTTI losses recognized in other comprehensive income	1,719	123
Net OTTI losses recognized in earnings	(22)	(415)
Other net investment gains (losses)	2,960	2,087
Total net realized investment gains (losses)	2,938	1,672

Total revenues	92,354	151,211

Benefits and expenses:
Life and other policy benefits	12,363	13,335
Amortization of deferred policy acquisition costs	29,909	32,608
Universal life and annuity contract interest	1,873	86,792
Other operating expenses	18,948	(2,181)

Total benefits and expenses	63,093	130,554

Earnings before Federal income taxes	29,261	20,657

Federal income taxes	9,996	7,218

Net earnings	$19,265	13,439

Basic earnings per share:
Class A	$5.45	3.81
Class B	$2.73	1.90

Diluted earnings per share:
Class A	$5.45	3.81
Class B	$2.73	1.90

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(In thousands, except per share amounts)

	2011	2010

Premiums and other revenues:
Universal life and annuity contract charges	$97,014	96,433
Traditional life and annuity premiums	13,314	12,475
Net investment income	275,777	261,740
Other revenues	20,247	20,394
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(1,741)	(846)
Portion of OTTI losses recognized in other comprehensive income	1,719	123
Net OTTI losses recognized in earnings	(22)	(723)
Other net investment gains (losses)	6,542	2,017
Total net realized investment gains (losses)	6,520	1,294

Total revenues	412,872	392,336

Benefits and expenses:
Life and other policy benefits	34,177	40,141
Amortization of deferred policy acquisition costs	96,246	74,614
Universal life and annuity contract interest	147,254	167,423
Other operating expenses	58,727	32,223

Total benefits and expenses	336,404	314,401

Earnings before Federal income taxes	76,468	77,935

Federal income taxes	25,203	25,276

Net earnings	$51,265	52,659

Basic earnings per share:
Class A	$14.51	14.93
Class B	$7.25	7.46

Diluted earnings per share:
Class A	$14.49	14.89
Class B	$7.25	7.46

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)
(In thousands)

	2011	2010

Net earnings	$19,265	13,439

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains arising during period	5,543	20,421
Net unrealized liquidity gains (losses)	(498)	(123)
Reclassification adjustment for net amounts included in net earnings	(2,069)	(326)
Amortization of net unrealized (gains) losses related to transferred securities	11	20

Net unrealized gains (losses) on securities	2,987	19,992

Foreign currency translation adjustments	(21)	(43)

Benefit plans:
Amortization of net prior service cost and net gain	236	289

Other comprehensive income	3,202	20,238

Comprehensive income	$22,467	33,677

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(In thousands)

	2011	2010

Net earnings	$51,265	52,659

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains arising during period	11,318	49,093
Net unrealized liquidity gains (losses)	(148)	(123)
Reclassification adjustment for net amounts included in net earnings	(4,148)	(326)
Amortization of net unrealized (gains) losses related to transferred securities	18	24

Net unrealized gains (losses) on securities	7,040	48,668

Foreign currency translation adjustments	(155)	(139)

Benefit plans:
Amortization of net prior service cost and net gain	819	868

Other comprehensive income	7,704	49,397

Comprehensive income	$58,969	102,056

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Nine Months Ended September 30, 2011 and 2010 (Unaudited) (In thousands)

	2011	2010

Common stock:
Balance at beginning of period	$3,629	3,626
Shares exercised under stock option plan	6	3

Balance at end of period	3,635	3,629

Additional paid-in capital:
Balance at beginning of period	37,140	36,680
Shares exercised under stock option plan	901	274

Balance at end of period	38,041	36,954

Accumulated other comprehensive income:
Unrealized gains on non-impaired securities:
Balance at beginning of period	62,499	31,639
Change in unrealized gains during period, net of tax	7,188	48,435

Balance at end of period	69,687	80,074

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(2,713)	(2,751)
Cumulative effect of change in accounting principal	—	—
Amortization	163	30
Other-than-temporary impairments, non-credit, net of tax	—	(123)
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	184	—

Balance at end of period	(2,366)	(2,844)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	—	(562)
Other-than-temporary impairments, non-credit, net of tax	(1,117)	—
Change in shadow deferred policy acquisition costs	622	—
Recoveries, net of tax	—	326

Balance at end of period	(495)	(236)

Foreign currency translation adjustments:
Balance at beginning of period	2,585	2,893
Change in translation adjustments during period	(155)	(139)

Balance at end of period	2,430	2,754

Benefit plan liability adjustment:
Balance at beginning of period	(11,963)	(13,459)
Amortization of net prior service cost and net gain, net of tax	819	868

Balance at end of period	(11,144)	(12,591)

Accumulated other comprehensive income at end of period	58,112	67,157

Retained earnings:
Balance at beginning of period	1,127,614	1,055,987
Net earnings	51,265	52,659
Stockholder dividends	(1,271)	(1,271)

Balance at end of period	1,177,608	1,107,375

Total stockholders' equity	$1,277,396	$1,215,115

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2011 and 2010 (Unaudited) (In thousands)

	2011	2010

Cash flows from operating activities:
Net earnings	$51,265	52,659
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	147,254	167,423
Surrender charges and other policy revenues	(1,340)	(28,569)
Realized (gains) losses on investments	(6,520)	(1,294)
Accrual and amortization of investment income	(2,140)	(1,565)
Depreciation and amortization	603	3,475
(Increase) decrease in value of index options	38,774	63,860
Increase in deferred policy acquisition and sales inducement costs	(52,324)	(77,107)
Increase in accrued investment income	(10,052)	(9,283)
Increase in other assets	(2,599)	(14,268)
Increase in liabilities for future policy benefits	17,250	26,109
(Decrease) increase in other policyholder liabilities	(3,142)	8,104
Decrease in Federal income taxes	(4,353)	(10,184)
(Decrease) increase in other liabilities	(322)	554
Other, net	—	(522)

Net cash provided by operating activities	172,354	179,392

Cash flows from investing activities:
Proceeds from sales of:
Securities available for sale	19,248	28,778
Other investments	4,732	3,544
Proceeds from maturities and redemptions of:
Securities held to maturity	375,016	534,123
Securities available for sale	89,379	53,767
Index options	73,980	31,302
Purchases of:
Securities held to maturity	(884,205)	(1,137,958)
Securities available for sale	(263,937)	(292,976)
Index options	(50,239)	(41,234)
Other investments	(10,361)	(531)
Principal payments on mortgage loans	13,577	17,352
Cost of mortgage loans acquired	(33,918)	(52,882)
Decrease (increase) in policy loans	4,225	(255)
Other, net	—	—

Net cash used in investing activities	(662,503)	(856,970)

	Continued on Next Page
	2011	2010

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	1,116,161	1,060,960
Return of account balances on universal life and annuity contracts	(615,196)	(463,191)
Issuance of common stock under stock option plan	908	277

Net cash provided by financing activities	501,873	598,046

Effect of foreign exchange	(154)	(137)

Net increase (decrease) in cash and short-term investments	11,570	(79,669)
Cash and short-term investments at beginning of period	80,332	108,866

Cash and short-term investments at end of period	$91,902	$29,197

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$10	$30
Income taxes	$30,209	$35,600

Noncash operating activities:
Deferral of sales inducements	$12,386	$17,486

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of National Western Life Insurance Company and its subsidiaries (“Company”) as of September 30, 2011, and the results of its operations and its cash flows for the three and nine months ended September 30, 2011 and 2010. The results of operations for the nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov. The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements as of that date.

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

The Company is implementing new actuarial reserving systems that enhance its ability to provide better estimates used in establishing future policy liabilities, monitor the deferred acquisition cost asset and the deferred sales inducements asset as well as support other actuarial processes within the Company. The implementation of these new reserving systems for specific blocks of business began in the second quarter of 2009 and is expected to be completed in the fourth quarter of 2011.  As the Company applies these new systems to a line of business, current reserving assumptions are reviewed and updated as appropriate. During the three months ended September 30, 2011, corrections were made to universal life and traditional life tax reserves which increased tax reserves by $15.1 million. At the corporate tax rate of 35%, the correction decreased current tax expense by $5.3 million which was offset by an increase in deferred tax expense by the same amount. During the three months ended June 30, 2010, a correction was made to traditional life policy-related expense of $1.3 million.  This change was related to reserve calculations on current face amounts of insurance in force but should have been calculated on the ultimate face amounts.  During the three months ended March 31, 2010, a correction was made to a surrender charge assumption for future years on one deferred annuity product line.  This change resulted in an unlocking adjustment that increased the Deferred Policy Acquisition Costs (“DPAC”) amortization expense by $2.7 million in that quarter.  As the amounts of these corrections were determined to have occurred over the course of multiple previously reported periods, it was concluded that the amounts of the corrections were immaterial to the financial results reported in any of these periods, as well as the current period.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During May 2011 the FASB issued new guidance, Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820). The objective relates to the development of common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles ("GAAP") and International Financial Reporting Standards ("IFRS"). The guidance will improve the comparability of fair value measurements presented and disclosed in financial statements. The effective date is for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have a significant impact on the consolidated financial statements.

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

During April 2011 the FASB issued new guidance, Accounting Standards Update No. 2011-02, Receivables (Topic 310). The guidance established the effective date for ASU No. 2011-01, Receivables (Topic 310), for interim and annual periods beginning on or after June 15, 2011 and should be retrospectively applied to the beginning of the annual period of adoption. The objective is to help creditors in determining whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The adoption of this guidance will not have a significant impact on the consolidated financial statements.

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

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The restrictions are based on statutory earnings and surplus levels of the Company. The maximum dividend payment which may be made without prior approval in 2011 is $87.5 million. The Company did not pay cash dividends on common stock during the nine months ended September 30, 2011 and 2010. However, the Company did declare a cash dividend on August 19, 2011 payable December 1, 2011 to stockholders on record as of October 28, 2011. The dividends declared were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders. A dividend in the same amounts per share on Class A and Class B was declared in August and paid in November of 2010.

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

	Three Months Ended September 30,
	2011		2010
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$19,265		13,439
Dividends - Class A shares	(1,235)		(1,235)
Dividends - Class B shares	(36)		(36)

Undistributed income	$17,994		12,168

Allocation of net income:
Dividends	$1,235	36	1,235	36
Allocation of undistributed income	17,485	509	11,823	345

Net income	$18,720	545	13,058	381

Denominator:
Basic earnings per share - weighted-average shares	3,435	200	3,427	200
Effect of dilutive stock options	1	—	5	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,432	200

Basic Earnings Per Share	$5.45	2.73	3.81	1.90

Diluted Earnings Per Share	$5.45	2.73	3.81	1.90

	Nine Months Ended September 30,
	2011		2010
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$51,265		52,659
Dividends - Class A shares	(1,235)		(1,235)
Dividends - Class B shares	(36)		(36)

Undistributed income	$49,994		51,388

Allocation of net income:
Dividends	$1,235	36	1,235	36
Allocation of undistributed income	48,580	1,414	49,931	1,457

Net income	$49,815	1,450	51,166	1,493

Denominator:
Basic earnings per share - weighted-average shares	3,433	200	3,426	200
Effect of dilutive stock options	4	—	11	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,437	200	3,437	200

Basic Earnings Per Share	$14.51	7.25	14.93	7.46

Diluted Earnings Per Share	$14.49	7.25	14.89	7.46

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	PENSION AND OTHER POSTRETIREMENT PLANS

(A)	Defined Benefit Pension Plans

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Service cost	$—	—	—	—
Interest cost	258	259	776	776
Expected return on plan assets	(259)	(259)	(777)	(777)
Amortization of prior service cost	1	1	3	3
Amortization of net loss	126	125	374	374

Net periodic benefit cost	$126	126	376	376

The Company expects to contribute $406,000 to the plan in 2011. As of September 30, 2011, the Company has contributed $356,000 to the plan.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the components of net periodic benefit costs for the Chairman and President non-qualified defined benefit plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Service cost	$9	13	36	39
Interest cost	190	266	722	798
Amortization of prior service cost	92	129	350	387
Amortization of net loss	118	164	447	493

Net periodic benefit cost	$409	572	1,555	1,717

The Company expects to contribute $2.0 million to these plans in 2011.  As of September 30, 2011, the Company has contributed $1.3 million to the plans.

(B)	Defined Benefit Postretirement Healthcare Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following table summarizes the components of net periodic benefit costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Interest cost	$38	34	113	103
Amortization of prior service cost	28	26	85	77

Net periodic benefit cost	$66	60	198	180

The Company expects to contribute minimal amounts to the plan in 2011.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)	SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information for the quarters ended September 30, 2011 and 2010 is provided below.

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

September 30, 2011
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$40,676	229,656	596,216	—	866,548
Total segment assets	401,243	1,034,324	7,784,519	219,376	9,439,462
Future policy benefits	335,100	744,862	6,831,949	—	7,911,911
Other policyholder liabilities	13,883	17,567	116,934		148,384

Three Months Ended
September 30, 2011
Condensed Income Statements:
Premiums and contract revenues	$8,345	25,375	5,515	—	39,235
Net investment income	1,655	3,253	33,940	5,690	44,538
Other revenues	3	(20)	152	5,508	5,643

Total revenues	10,003	28,608	39,607	11,198	89,416

Life and other policy benefits	2,151	4,737	5,475	—	12,363
Amortization of deferred acquisition costs	2,791	8,249	18,869	—	29,909
Universal life and annuity contract interest	2,848	766	(1,741)	—	1,873
Other operating expenses	2,426	4,353	7,059	5,110	18,948
Federal income taxes (benefit)	(66)	3,561	3,414	2,059	8,968

Total expenses	10,150	21,666	33,076	7,169	72,061

Segment earnings (loss)	$(147)	6,942	6,531	4,029	17,355

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Nine Months Ended
September 30, 2011
Condensed Income Statements:
Premiums and contract revenues	$20,994	75,551	13,783	—	110,328
Net investment income	11,136	25,806	225,882	12,953	275,777
Other revenues	8	346	3,143	16,750	20,247

Total revenues	32,138	101,703	242,808	29,703	406,352

Life and other policy benefits	6,575	13,898	13,704	—	34,177
Amortization of deferred acquisition costs	8,445	24,374	63,427	—	96,246
Universal life and annuity contract interest	7,335	22,192	117,727	—	147,254
Other operating expenses	9,453	15,552	18,282	15,440	58,727
Federal income taxes	108	8,417	9,722	4,674	22,921

Total expenses	31,916	84,433	222,862	20,114	359,325

Segment earnings	$222	17,270	19,946	9,589	47,027

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

September 30, 2010
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$41,811	206,620	504,973	—	753,404
Total segment assets	393,549	971,496	6,802,612	217,028	8,384,685
Future policy benefits	325,915	689,807	5,868,845	—	6,884,567
Other policyholder liabilities	11,816	18,064	107,155	—	137,035

Three Months Ended
September 30, 2010
Condensed Income Statements:
Premiums and contract revenues	$6,547	25,070	5,242	—	36,859
Net investment income	2,296	12,431	86,329	5,549	106,605
Other revenues	(9)	57	494	5,533	6,075

Total revenues	8,834	37,558	92,065	11,082	149,539

Life and other policy benefits	3,719	2,151	7,465	—	13,335
Amortization of deferred acquisition costs	2,881	9,702	20,025	—	32,608
Universal life and annuity contract interest	2,965	9,440	74,387	—	86,792
Other operating expenses	1,937	2,745	(10,961)	4,098	(2,181)
Federal income taxes (benefit)	(1,030)	5,258	1,648	756	6,632

Total expenses	10,472	29,296	92,564	4,854	137,186

Segment earnings (loss)	$(1,638)	8,262	(499)	6,228	12,353

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Nine Months Ended
September 30, 2010
Condensed Income Statements:
Premiums and contract revenues	$20,596	73,862	14,450	—	108,908
Net investment income	11,798	25,550	212,737	11,655	261,740
Other revenues	206	350	2,953	16,885	20,394

Total revenues	32,600	99,762	230,140	28,540	391,042

Life and other policy benefits	12,014	17,385	10,742	—	40,141
Amortization of deferred acquisition costs	8,649	18,694	47,271	—	74,614
Universal life and annuity contract interest	8,299	21,789	137,335	—	167,423
Other operating expenses	8,268	13,966	(2,512)	12,501	32,223
Federal income taxes (benefit)	(1,621)	9,775	13,056	3,613	24,823

Total expenses	35,609	81,609	205,892	16,114	339,224

Segment earnings (loss)	$(3,009)	18,153	24,248	12,426	51,818

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$39,235	36,859	110,328	108,908
Net investment income	44,538	106,605	275,777	261,740
Other revenues	5,643	6,075	20,247	20,394
Realized gains (losses) on investments	2,938	1,672	6,520	1,294

Total consolidated premiums and other revenues	$92,354	151,211	412,872	392,336

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$8,968	6,632	22,921	24,823
Taxes on realized gains (losses) on investments	1,028	586	2,282	453

Total consolidated Federal income taxes	$9,996	7,218	25,203	25,276

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Net Earnings:
Total segment earnings	$17,355	12,353	47,027	51,818
Realized gains (losses) on investments, net of taxes	1,910	1,086	4,238	841

Total consolidated net earnings	$19,265	13,439	51,265	52,659

	September 30,
	2011	2010
	(In thousands)

Assets:
Total segment assets	$9,439,462	8,384,685
Other unallocated assets	62,680	21,216

Total consolidated assets	$9,502,142	8,405,901

(7)	SHARE-BASED PAYMENTS

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

All of the employees of the Company and its subsidiaries are eligible to participate in the two plans. In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. The directors' grants vest 20% annually following one full year of service to the Company from the date of grant. The employees' grants vest 20% annually following three full years of service to the Company from the date of grant. All grants issued expire after ten years. No awards were issued during the first three quarters of 2011 and 2010.

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

The Company uses the current fair value method to measure compensation cost. As of September 30, 2011 and 2010, the liability balance was $1.7 million and $3.0 million, respectively. A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2011	291,000	95,573	$180.42
Exercised	—	(8,005)	93.21
Forfeited	—	—	—
Expired	—	(500)	255.13
Stock options granted	—	—	—

Balance at September 30, 2011	291,000	87,068	$188.01

	Stock Appreciation Rights Outstanding
	Awards	Weighted- Average Exercise Price

Stock Appreciation Rights:
Balance at January 1, 2011	38,643	$120.57
Exercised	(500)	114.64
Forfeited	—	—
Granted	—	—

Balance at September 30, 2011	38,143	$120.65

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The total intrinsic value of options exercised was $557,000 and $279,000 for the nine months ended September 30, 2011 and 2010, respectively. The total share-based liabilities paid were $179,000 and $279,000 for the nine months ended September 30, 2011 and 2010, respectively. The total fair value of shares vested during the nine months ended September 30, 2011 and 2010 was $0.6 million and $0.9 million, respectively. For the quarters ended September 30, 2011 and 2010, the total cash received from the exercise of options under the Plans was $0 and $277,000, respectively.

The following table summarizes information about stock options and SARs outstanding at September 30, 2011.

	Options/SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Options Exercisable

Exercise prices:
$150.00	51,550	2.6 years	51,550
255.13	26,518	6.6 years	5,304
208.05	9,000	6.7 years	5,400
236.00	750	6.9 years	150
251.49	1,000	6.9 years	200
114.64	36,393	7.4 years	3,600
Totals	125,211		66,204

Aggregate intrinsic value (in thousands)	$759		$75

The aggregate intrinsic value in the table above is based on the closing stock price of $135.50 per share on September 30, 2011.

In estimating the fair value of the options outstanding at September 30, 2011 and December 31, 2010, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	September 30, 2011	December 31, 2010

Expected term of options	3 to 7 years	0 to 8 years
Expected volatility:
Range	27.24% to 37.95%	29.80% to 60.73%
Weighted-average	31.53%	37.58%
Expected dividend yield	0.27%	0.22%
Risk-free rate:
Range	0.58% to 1.68%	0.78% to 3.12%
Weighted-average	0.99%	1.67%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option’s expected exercise date.

The pre-tax compensation cost (benefit) recognized in the financial statements related to the two plans defined above was $(2.2) million and $(2.1) million for the nine months ended September 30, 2011 and 2010, respectively. The related tax expense (benefit) recognized was $(0.8) million and $(0.7) million for the nine months ended September 30, 2011 and 2010, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2011, the total compensation cost related to nonvested options not yet recognized was $0.7 million.  This amount is expected to be recognized over a weighted-average period of 1.9 years.  The Company recognizes compensation cost over the graded vesting periods.

(8)	COMMITMENTS AND CONTINGENCIES

(A)	Legal Proceedings

In the normal course of business, the Company is involved or may become involved in various legal actions in which claims for alleged economic and punitive damages have been or may be asserted, some for substantial amounts. In recent years, carriers offering life insurance and annuity products have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices, and similar claims. As discussed below, the Company has been a defendant over the past several years in two such class action lawsuits. Given the uncertainty involved in these types of actions, the ability to make a reliable evaluation of the likelihood of an unfavorable outcome or an estimate of the amount of or range of potential loss is endemic to the particular circumstances and evolving developments of each individual matter on its own merits.

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

The Company is currently a defendant in a second class action lawsuit pending as of June 12, 2006, in the U.S. District Court for the Southern District of California. The case is titled In Re National Western Life Insurance Deferred Annuities Litigation. The complaint asserts claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust. On July 12, 2010 the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty. The Company believes that it has meritorious defenses in this cause and intends to vigorously defend itself against the asserted claims. Therefore, no amounts have been provided in the consolidated financial statements of the Company as of September 30, 2011 for this matter.

In addition to the two class action lawsuits described above, the Company is the named defendant in the case of Sheila Newman vs. National Western Life Insurance Company, which alleged mishandling of policyholder funds by an agent.  On February 3, 2010, the 415th Judicial District Court of Parker County in Weatherford, Texas, entered a Final Judgment against the Company of approximately $208,000 including actual damages of $113,000 and amounts for attorney's fees, and prejudgment interest on the actual damages.  In addition, the Final Judgment included $150 million for exemplary damages. The Company is vigorously defending this case and appealed the Final Judgment to the Court of Appeals Second District of Texas in Fort Worth. The Court of Appeals on August 11, 2011, reversed the trial court judgment in its entirety and rendered a take nothing verdict in favor of National Western. Plaintiffs (Appellees) filed a motion for rehearing which the court ruled on October 13, 2011, that the trial court's judgment was still reversed and judgment was still entered that Newman take nothing, all in favor of National Western. The Plaintiffs (Appellees) filed a Motion for Reconsideration En Banc which the Court of Appeals denied on October 27, 2011.

Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from other potential, pending, or threatened legal actions will have a material adverse effect on the financial condition or operating results of the Company.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company was involved in litigation as the plaintiff in a matter pending in the United States District Court for the Western District of Texas (“District Court”) against defendant, Western National Life Insurance Company and its parent company, AGC Life Insurance Company. The matter dealt with the alleged infringement of registered trademarks held by the Company. On March 25, 2011, the parties executed a Memorandum of Understanding on Settlement (“Memorandum”) under which the Company was to receive a settlement payment of $4 million . This amount has been received and was included in Other revenues, net of attorney fees, in the financial statements in the second quarter, 2011. The parties entered into a final written confidential settlement agreement originally dated May 2, 2011 and amended August 15, 2011.

Brazilian insurance regulators have sought to impose substantial penal fines against National Western, and the Company understands that these regulators will attempt to impose similar fines against other U.S. domiciled insurers. The Company firmly believes that Brazilian insurance regulators have no jurisdiction over the Company and that any such fines would be unenforceable against it.

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$3,211	180	6,348	550
Realized losses on disposal	—	(153)	—	(153)
Held to maturity debt securities:
Realized gains on disposal	269	1,935	747	2,076
Realized losses on disposal	(520)	—	(520)	—
Equity securities realized gains (losses)	—	120	56	104
Real estate write-down	—	—	(50)	(174)
Mortgage loans write-downs	—	(2)	(39)	(387)
Other	—	7	—	1

Totals	$2,960	2,087	6,542	2,017

The Company uses the specific identification method in computing realized gains and losses.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Total other-than-temporary impairment losses on debt securities	$(1,727)	(485)	(1,727)	(793)
Portion of loss recognized in comprehensive income	1,719	123	1,719	123

Net impairment losses on debt securities recognized in earnings	(8)	(362)	(8)	(670)
Equity securities impairments	(14)	(53)	(14)	(53)

Totals	$(22)	(415)	(22)	(723)

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	Twelve Months Ended December 31, 2010
		(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$997	997	327
Additions for credit losses not previously recognized in other-than-temporary impairments	8	8	670

Ending balance, cumulative credit losses related to other-than-temporary impairment	$1,005	1,005	997

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)	Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at September 30, 2011.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$208,300	3,663	(656)	211,307
U.S. Treasury	1,937	647	—	2,584
States and political subdivisions	343,011	25,820	(447)	368,384
Foreign governments	9,977	1,036	—	11,013
Public utilities	687,938	75,817	(4,369)	759,386
Corporate	2,135,940	191,303	(9,880)	2,317,363
Mortgage-backed	2,057,390	175,864	—	2,233,254
Home equity	24,201	457	(1,911)	22,747
Manufactured housing	16,211	1,005	(64)	17,152

Totals	$5,484,905	475,612	(17,327)	5,943,190

The table below presents amortized costs and fair values of securities available for sale at September 30, 2011.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$4,003	1	(226)	3,778
Foreign governments	20,159	317	(163)	20,313
Public utilities	327,793	32,118	(426)	359,485
Corporate	1,836,158	151,824	(4,211)	1,983,771
Mortgage-backed	173,338	14,415	(165)	187,588
Home equity	10,885	—	(2,000)	8,885
Manufactured housing	8,087	1,225	—	9,312
	2,380,423	199,900	(7,191)	2,573,132

Equity private	195	7,924	—	8,119
Equity public	6,216	1,997	(236)	7,977

Totals	$2,386,834	209,821	(7,427)	2,589,228

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2011.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. Government agencies	$84,501	(656)	—	—	84,501	(656)
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	11,708	(211)	12,861	(236)	24,569	(447)
Foreign governments	—	—	—	—	—	—
Public utilities	27,450	(3,809)	1,446	(560)	28,896	(4,369)
Corporate bonds	250,111	(4,276)	46,900	(5,604)	297,011	(9,880)
Mortgage-backed	—	—	—	—	—	—
Home equity	—	—	17,402	(1,911)	17,402	(1,911)
Manufactured housing	—	—	2,576	(64)	2,576	(64)

Total temporarily impaired securities	$373,770	(8,952)	81,185	(8,375)	454,955	(17,327)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2011.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. Government agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	593	(11)	2,172	(215)	2,765	(226)
Foreign governments	9,750	(163)	—	—	9,750	(163)
Public utilities	21,800	(426)	—	—	21,800	(426)
Corporate bonds	133,262	(4,100)	16,883	(111)	150,145	(4,211)
Mortgage-backed	4,081	(165)	4,263	—	8,344	(165)
Home equity	—	—	8,885	(2,000)	8,885	(2,000)
Manufactured housing	—	—	—	—	—	—
	169,486	(4,865)	32,203	(2,326)	201,689	(7,191)

Equity public	1,037	(141)	368	(95)	1,405	(236)

Total temporarily impaired securities	$170,523	(5,006)	32,571	(2,421)	203,094	(7,427)

Liquidity in the bond market improved in 2011 and 2010 as economic and market conditions started to stabilize. Although the unrealized losses declined substantially in 2010 and continued to decline in the first three quarters of 2011, there continues to be uncertainty in the bond markets regarding the economic recovery and some unrealized losses remain in the Company's portfolio. The Company does not consider these investments to be other-than-temporarily impaired as the Company does not intend to sell these securities until recovery in fair value or maturity, and expects to receive all amounts due relative to principal and interest.

The Company does not consider securities to be other-than-temporarily impaired where the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality where a recovery of all amounts due under the contractual terms of the security is anticipated. Based on the review in concert with the Company's ability and intent to hold these securities until maturity, the Company does not consider the other investments to be other-than-temporarily impaired at September 30, 2011. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

During the third quarter the Company had other-than-temporary impairments on two asset-backed securities. Both securities had slight credit impairments and combined had $1.7 million in liquidity losses which did not effect current earnings. The Company intends to hold both securities until recovery of fair market value or maturity.

Debt securities. The gross unrealized losses for debt securities are made up of 113 individual issues, or 10.1% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 96.4%. Of the 113 securities, 28, or approximately 24.8%, fall in the 12 months or greater aging category; and 99 were rated investment grade at September 30, 2011. Additional information on debt securities by investment category is summarized below.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

U.S. Treasury. No securities had a gross unrealized loss.

U.S. Government agencies. 7 securities had unrealized losses. All are rated AA+.

State and political subdivisions. The unrealized losses on these investments are the result of holdings in 24 securities. Of these securities, all are rated A or above except 4 securities which are rated BBB, BBB+ or Baa. Based on these facts and the Company's intent to hold to maturity, no other-than-temporary loss was recognized as of September 30, 2011.

Foreign governments. No securities had a gross unrealized loss.

Public utilities. Of the 9 securities, all are rated BB- or above. At this time, the Company does not consider any of these unrealized losses as other-than-temporary.

Corporate bonds. Corporate securities with unrealized losses are reviewed based on monitoring procedures described previously. The review includes the amount of the unrealized loss, the length of time that the issue has been in an unrealized loss position, credit ratings, analyst reports, and recent issuer financial information. A total of 62 securities had unrealized losses; with 9 issues rated below investment grade. More extensive analysis was performed on these 9 issues. Based on the work performed, none of these securities are considered other-than-temporarily impaired at September 30, 2011.

Mortgage-backed securities. Both securities are rated CCC. The Company generally purchases these investments at a discount relative to their face amount and it is expected that the securities will not be settled at a price less than the stated par. Because the decline in market value is attributable to the current illiquidity in the market and not credit quality, and because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, and based on the lack of adverse changes in expected cash flows, the Company does not consider one of the investments to be other-than-temporarily impaired at September 30, 2011. The other one is shown at its impaired value at September 30, 2011.

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

Equity securities. The gross unrealized losses for equity securities are made up of 37 individual issues. These holdings are reviewed for impairment quarterly. As of September 30, 2011, one equity security was other-than-temporarily impaired.

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

During the nine months ended September 30, 2010, the Company made transfers totaling $13.0 million, respectively, to the held to maturity category from securities available for sale. No bonds were transferred between available for sale and held to maturity in 2011. Lower holdings of securities available for sale reduces the Company's exposure to market price volatility while still providing securities available for liquidity and asset/liability management purposes. The transfers of securities during 2010 were recorded at fair value in accordance with GAAP, which requires that the $0.6 million unrealized holding loss at the date of the transfer continue to be reported in a separate component of stockholders' equity and be amortized over the remaining lives of the securities, as an adjustment of yield, in a manner consistent with the amortization of any premium or discount.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company has no loans past due 90 days which are accruing interest.

The following table represents the loan-to-value ratio using the most recent appraised value.

	September 30, 2011		December 31, 2010
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio:
Less than 50%	67,123	41.5	48,966	34.7
50% to 60%	32,112	19.8	29,746	21.0
60% to 70%	23,656	14.6	22,769	16.1
70% to 80%	12,143	7.5	1,923	1.4
80% to 90%	—	—	—	—
Greater than 90%	26,808	16.6	37,843	26.8

Totals	161,842	100.0	141,247	100.0

The mortgage loans in the greater than 90% category relate to new loans made with a long standing borrower. The loans are backed by the investment property, contracted leases as well as a separate and additional guarantee of the long standing borrower.

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

Mortgage loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When it is determined that a loan is impaired, a loss is recognized for the difference between the carrying amount of the mortgage loan and the estimated value reduced by the cost to sell. Estimated value is typically based on the loan's observable market price or the fair value of the collateral less cost to sell. Impairments and changes in the valuation allowance are reported in net realized capital gains (losses) in the Condensed Consolidated Statements of Earnings.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the mortgage loan allowance for the nine months ended September 30, 2011 and the year ended December 31, 2010:

	September 30 2011	December 31 2010
	(In thousands)

Balance, beginning of period	$3,962	5,033
Provision	39	385
Releases	—	(1,456)

Balance, end of period	$4,001	3,962

(10)	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	September 30, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,573,132	—	2,557,747	15,385
Equity securities, available for sale	16,096	7,731	246	8,119
Derivatives, index options	17,769	—	17,769	—

Total assets	$2,606,997	7,731	2,575,762	23,504

Policyholder account balances (a)	$33,829	—	33,829	—
Other liabilities (b)	1,715	—	—	1,715

Total liabilities	$35,544	—	33,829	1,715

During the nine months ended September 30, 2011, the Company did not make any transfers of assets into or out of levels 1, 2 or 3.

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,374,877	—	2,356,275	18,602
Equity securities, available for sale	15,230	7,607	59	7,564
Derivatives, index options	80,284	—	80,284	—

Total assets	$2,470,391	7,607	2,436,618	26,166

Policyholder account balances (a)	$93,147	—	93,147	—
Other liabilities (b)	4,512	—	—	4,512

Total liabilities	$97,659	—	93,147	4,512

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	September 30, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,557,747	—	2,557,747	—
Priced internally	15,385	—	—	15,385
Subtotal	2,573,132	—	2,557,747	15,385

Equity securities, available for sale:
Priced by third-party vendors	7,977	7,731	246	—
Priced internally	8,119	—	—	8,119
Subtotal	16,096	7,731	246	8,119

Derivatives, index options:
Priced by third-party vendors	17,769	—	17,769	—
Priced internally	—	—	—	—
Subtotal	17,769	—	17,769	—

Total	$2,606,997	7,731	2,575,762	23,504

Percent of total	100.0%	0.3%	98.8%	0.9%

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,356,275	—	2,356,275	—
Priced internally	18,602	—	—	18,602
Subtotal	2,374,877	—	2,356,275	18,602

Equity securities, available for sale:
Priced by third-party vendors	7,666	7,607	59	—
Priced internally	7,564	—	—	7,564
Subtotal	15,230	7,607	59	7,564

Derivatives, index options:
Priced by third-party vendors	80,284	—	80,284	—
Priced internally	—	—	—	—
Subtotal	80,284	—	80,284	—

Total	$2,470,391	7,607	2,436,618	26,166

Percent of total	100.0%	0.3%	98.6%	1.1%

The following tables provide additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	For the Three Months Ended September 30, 2011
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, July 1, 2011	$17,157	8,119	25,276	3,090
Total realized and unrealized gains (losses):
Included in net income	—	—	—	(1,375)
Included in other comprehensive income	(1,802)	—	(1,802)	—
Purchases, sales, issuances and settlements, net	30	—	30	—
Transfers into (out of) Level 3	—	—	—	—

Balance at end of period	$15,385	8,119	23,504	1,715

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	(1,375)

	For the Three Months Ended September 30, 2010
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, July 1, 2010	$17,437	7,565	25,002	4,206
Total realized and unrealized gains (losses):
Included in net income	—	—	—	(985)
Included in other comprehensive income	406	—	406	—
Purchases, sales, issuances and settlements, net	118	—	118	(252)
Transfers into (out of) Level 3	—	—	—	—

Balance at end of period	$17,961	7,565	25,526	2,969

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	(870)

	For the Nine Months Ended September 30, 2011
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2011	$18,602	7,564	26,166	4,512
Total realized and unrealized gains (losses):
Included in net income	—	—	—	(2,240)
Included in other comprehensive income	(2,615)	555	(2,060)	—
Purchases, sales, issuances and settlements, net	(602)	—	(602)	(557)
Transfers into (out of) Level 3	—	—	—	—

Balance at end of period	$15,385	8,119	23,504	1,715

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	(1,642)

	For the Nine Months Ended September 30, 2010
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2010	$16,650	7,157	23,807	5,373
Total realized and unrealized gains (losses):
Included in net income	—	—	—	(2,010)
Included in other comprehensive income	1,976	408	2,384	—
Purchases, sales, issuances and settlements, net	(665)	—	(665)	(394)
Transfers into (out of) Level 3	—	—	—	—

Balance at end of period	$17,961	7,565	25,526	2,969

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	(2,125)

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

The carrying amounts and fair values of the Company's financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Values	Fair Values	Carrying Values	Fair Values
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$5,484,905	5,943,190	4,977,516	5,259,332
Securities available for sale	2,589,228	2,589,228	2,390,107	2,390,107

Cash and short-term investments	91,902	91,902	80,332	80,332
Mortgage loans	161,842	162,723	141,247	139,169
Policy loans	74,223	74,223	78,448	78,448
Other loans	16,260	16,670	10,231	10,183
Derivatives, index options	17,769	17,769	80,284	80,284
Life interest in Libbie Shearn Moody Trust	412	12,775	657	12,775

LIABILITIES
Deferred annuity contracts	$6,189,117	5,831,768	5,787,490	5,451,494
Immediate annuity and supplemental contracts	510,944	546,295	490,365	488,966

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The tables below present the fair value of derivative instruments as of September 30, 2011 and December 31, 2010, respectively.

	September 30, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$17,769

Fixed-indexed products			Universal Life and Annuity Contracts	$33,829

Total		$17,769		$33,829

	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$80,284

Fixed-indexed products			Universal Life and Annuity Contracts	$93,147

Total		$80,284		$93,147

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statement of Earnings for the three months ended September 30, 2011 and 2010.

		September 30, 2011	September 30, 2010
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		(In thousands)

Equity index options	Net investment income	$(61,524)	11,742

Fixed-index products	Universal life and annuity contract interest	65,751	8,573

		$4,227	20,315

The table below presents the effect of derivative instruments in the Condensed Consolidated Statement of Earnings for the nine months ended September 30, 2011 and 2010.

		September 30, 2011	September 30, 2010
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		(In thousands)

Equity index options	Net investment income	$(38,774)	(20,276)

Fixed-index products	Universal life and annuity contract interest	41,971	32,668

		$3,197	12,392

(12)	SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 9, 2011, which is the date that the financial statements have been issued, and no reportable items were identified.

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three and nine months ended September 30, 2011 follows. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and related notes beginning on page 3 of this report and with the 2010 Annual Report filed with the SEC.

Overview

The Company provides life insurance products on a global basis for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contract holders, both domestically and internationally. The Company accepts funds from policyholders or contract-holders and establishes a liability representing future obligations to pay the policy or contract-holders and their beneficiaries.  To ensure the Company will be able to pay these future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities.

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

Insurance Operations - Domestic

The Company is currently licensed to do business in all states and the District of Columbia except for New York. Products marketed are annuities, universal life insurance, fixed-indexed universal life, and traditional life insurance, which include both term and whole life products. The Company's domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At September 30, 2011, the Company maintained approximately 138,000 annuity contracts in force.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 16,500 independent agents contracted. Roughly 30% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international sales focuses on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At September 30, 2011, the Company had approximately 73,700 international life insurance policies in force representing approximately $18.2 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 3,900 independent international consultants and brokers currently contracted, 36% of which have submitted policy applications to the Company in the past twelve months.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

International:
Universal life	$2,198	2,261	5,568	6,133
Traditional life	827	733	2,447	2,098
Equity-indexed life	5,030	5,254	14,131	13,548

	8,055	8,248	22,146	21,779
Domestic:
Universal life	163	62	214	311
Traditional life	13	4	33	38
Equity-indexed life	1,535	382	3,264	1,390

	1,711	448	3,511	1,739

Totals	$9,766	8,696	25,657	23,518

Life insurance sales as measured by annualized first year premiums increased 12% in the third quarter of 2011 as compared to the third quarter of 2010, and were 9% greater in the first nine months of 2011 relative to the same period in 2010. Both of the Company's markets achieved higher sales in the nine months ended September 30th with the domestic life insurance line of business posting a 102% increase over the comparable results through the third quarter of 2010 while international life sales increased 2% during the same time frame.

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

	Nine Months Ended September 30,
	2011	2010

Percentage of International Sales:
Latin America	87.9%	82.5%
Pacific Rim	10.8	15.7
Eastern Europe	1.3	1.8

Totals	100.0%	100.0%

Year-to-date, the Company has recorded sales to residents outside of the United States in over thirty different countries with Brazil (40%), Taiwan (10%), and Venezuela (11%) comprising the largest contributions. The strong economy in Brazil has primarily accounted for the higher proportion of international sales originating in Latin America.

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

The Company's domestic product development emphasis over the past couple of years in creating SPUL, EIUL, and single or limited pay EIUL products has been positioned to take advantage of the changing demographic in the marketplace as the first layer of the “Baby Boomer” generation turns 65 years of age in 2011. These products are designed to facilitate the wealth transfer of accumulated savings of this segment of the population via systematic funding mechanisms such as single premium immediate annuities. These life products have begun to take traction with the Company's distributors as evidenced by the 282% increase in domestic life sales in the third quarter of 2011 versus the third quarter of 2010.

The Company's sales to international residents have witnessed a steady growth in the average face amount of insurance coverage per policy. As mentioned previously, the Company's implementation of commission caps on domestic policies in 2009 discouraged sales of larger face amounts resulting in lower sales levels and amounts of insurance per policy as shown below.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2005	137,900	245,900
Year ended December 31, 2006	315,800	254,700
Year ended December 31, 2007	416,800	251,000
Year ended December 31, 2008	455,200	272,000
Year ended December 31, 2009	201,400	315,300
Year ended December 31, 2010	164,800	338,600
Nine months ended September 30, 2011	168,500	356,800

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

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of September 30,
	2011	2010
	($ in thousands)

Universal life:
Number of policies	61,200	64,220
Face amounts	$7,495,130	7,519,770

Traditional life:
Number of policies	43,890	45,540
Face amounts	$2,852,560	2,563,460

Fixed-indexed life:
Number of policies	32,180	29,440
Face amounts	$7,873,690	6,947,440

Rider face amounts	$2,291,630	2,193,520

Total life insurance:
Number of policies	137,270	139,200
Face amounts	$20,513,010	19,224,190

In addition to reduced sales levels, the economic environment of the past few years precipitated an increase in policy terminations, particularly with regard to international life products. During 2009, international policy terminations spiked during the first half of the year and eventually ended the year at an annualized rate of 13.7%. In 2010, the annualized lapse percentage for the international block of business declined to 9.6% and has remained below that level through the third quarter of 2011.

The Company's domestic in force business includes final expense policies and other smaller face amount traditional life policies written over the past several decades. As the Company's domestic product portfolio has changed to higher face amount universal life and fixed-indexed life policies, a decline in the number of traditional life policies in force has been steadily occurring.

At September 30, 2011, the Company’s face amount of life insurance in force was comprised of $18.2 billion from the international line of business and $2.3 billion from the domestic line of business. At December 31, 2010, these amounts were $17.3 billion and $2.3 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Fixed-indexed annuities	$238,473	251,801	703,374	625,784
Other deferred annuities	120,863	133,222	324,423	375,108
Immediate annuities	10,427	3,195	27,127	14,591

Totals	$369,763	388,218	1,054,924	1,015,483

Annuity sales for the first nine months of 2011 were 4% higher than the comparable period in 2010, continuing a trend of higher sales activity that began during 2009 and continued throughout 2010 when the Company achieved total annuity sales in excess of $1.4 billion. The recessionary contraction and financial market crisis that began in the latter half of 2007 impacted many annuity carriers. Losses from investment impairments and equity exposure through variable annuity product offerings crippled the capital position of numerous insurers and limited their ability to write new business. In contrast, the Company's substantial capital position attained through operating profitability and limited investment loss exposure positioned it to write additional levels of annuity business. The increase in annuity sales levels the past couple of years is indicative of the Company's enhanced competitive position in the marketplace. An additional factor contributing to this growth is the Company's A.M. Best rating increase to “A” (Excellent) received during 2009 followed by an increase in its rating outlook from Standard & Poor's during 2010 moving from “negative” to “stable”.

The Company's mix of annuity sales tends to shift with interest rate levels and the relative performance of the equity market. Over the past several years, sales of fixed-indexed products have accounted for 55% to 75% of all annuity sales and were 67% of annuity activity during the first nine months of 2011 reflecting the two year bull market run in equities since bottoming out in the first quarter of 2009. For all fixed-indexed products, the Company purchases over the counter options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-indexed products also provide the contract holder the alternative to elect a fixed interest rate crediting option. Roughly one-half of fixed-indexed contract holders have typically elected this crediting option.

Although a relatively smaller proportion of total annuity sales, sales of single premium immediate annuities (SPIAs) have increased during the past year in conjunction with the Company's life insurance sales strategy of wealth transfer. SPIAs are often used as the funding mechanism for transferring accumulated wealth into a life insurance product given its tax deferral advantages. Consequently, the Company's sales of these products have shown growth during the periods shown.

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

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of September 30,
	2011	2010
	($ in thousands)

Fixed-indexed annuities
Number of policies	53,100	43,260
GAAP annuity reserves	$3,626,488	2,824,221

Other deferred annuities
Number of policies	67,670	68,780
GAAP annuity reserves	$2,744,797	2,624,326

Immediate annuities
Number of policies	17,260	16,510
GAAP annuity reserves	$430,716	413,341

Total annuities
Number of policies	138,030	128,550
GAAP annuity reserves	$6,802,001	5,861,888

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

The fixed income markets, our primary investment source, have experienced an improvement in fundamental credit quality on the heels of stronger liquidity, improving corporate profitability and modest economic growth. Credit downgrades of fixed income instruments by rating agencies were fairly prevalent during 2008 and 2009. However, credit default rates declined during 2010 and conditions for 2011 have largely remained similar to those in 2010. The Company experienced minimal impairment and degradation of quality in its fixed income holdings during the financial crisis and subsequent recovery. There is no certainty that future events may produce the same success in this regard.

The unprecedented low U. S. Treasury yields combined with tightening credit spreads (difference between bond yields and risk-free interest rates) on fixed maturity securities has produced new challenges in managing Company profitability given the resulting “compression” on interest spreads (difference between the yield on investments and the amounts required to credit on associated policy values). Industry analysts and observers generally agree that a sudden jump in interest rate levels would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. The federal government's burgeoning deficit and initial “quantitative easing” initiatives served to put upward pressure on longer term interest rates. The more recent initiatives announced by the Federal Reserve, referred to as "Operation Twist", have targeted longer term yields in the hopes that lowering this end of the yield curve may prompt economic expansion particularly in the moribund housing sector. It is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company's business, results of operations, cash flows or financial condition.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Universal life and annuity contract charges	$34,550	32,898	97,014	96,433
Traditional life and annuity premiums	4,685	3,961	13,314	12,475
Net investment income (excluding derivatives)	106,062	94,863	314,551	282,016
Other revenues	5,643	6,075	20,247	20,394

Operating revenues	150,940	137,797	445,126	411,318
Derivative gain (loss)	(61,524)	11,742	(38,774)	(20,276)
Net realized investment gains (losses)	2,938	1,672	6,520	1,294

Total revenues	$92,354	151,211	412,872	392,336

Universal life and annuity contract charges - Revenues for universal life and annuity contracts increased slightly for the nine months in 2011 compared to 2010 primarily due to lower surrender charges collected as a result of improved persistency of the Company's business in force. For the third quarter ended September 30, 2011, revenues increased 5.0% compared to the third quarter of 2010 in part due to lower reinsurance premiums. Effective April 1, 2011, the Company increased its retention on life insurance coverage from $300,000 on any one life to $500,000 which lowered the amount of reinsurance premium ceded.

Revenues for these products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance charges, as shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	29,628	27,789	86,369	82,356
Surrender charges	9,043	7,588	23,914	26,337
Other charges	258	2,195	635	2,233
Gross contract revenues	38,929	37,572	110,918	110,926

Reinsurance premiums	(4,379)	(4,674)	(13,904)	(14,493)

Net contract revenues	34,550	32,898	97,014	96,433

Traditional life and annuity premiums - Traditional life and annuity premiums increased 6.7% in the first nine months of 2011 compared to the same period in 2010, and18.3% for the third quarter alone in 2011 versus 2010. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The Company's life insurance sales focus has been primarily centered around universal life products. Universal life products, especially the Company's equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index such as the S&P 500 Index®, have been more popular product offerings in the Company's markets. However, the Company began offering 10, 15, 20 and 30 year term life products to residents in countries outside the United States in the past couple of years which have achieved a growing level of popularity with this demographic.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Gross investment income:
Debt securities	$100,920	91,336	298,038	269,236
Mortgage loans	3,163	2,611	8,822	6,640
Policy loans	1,271	1,376	3,916	3,936
Short-term investments	68	286	128	412
Other invested assets	1,010	511	4,399	3,196

Total investment income	106,432	96,120	315,303	283,420
Investment expenses	370	1,257	752	1,404

Net investment income (excluding derivatives)	106,062	94,863	314,551	282,016
Derivative gain (loss)	(61,524)	11,742	(38,774)	(20,276)

Net investment income	$44,538	106,605	275,777	261,740

For the nine months ended September 30, 2011, investment grade debt securities generated approximately 94.9% of total investment income, excluding derivative gain (loss). The growth in investment income from debt securities in the third quarter of 2011 versus 2010 reflects the increase in the size of the portfolio fueled by investable cash inflows from annuity sales. Mortgage loan investment income for the three and nine months ended September 30, 2011 increased over the comparable periods in 2010 reflecting approximately $36.8 million of new loans funded during the first nine months of the year.

In order to assess underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income performance is summarized as follows:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)

Excluding derivatives:
Net investment income	$314,550	282,016
Average invested assets, at amortized cost	$7,994,444	6,717,339
Annual yield on average invested assets	5.25%	5.6%

Including derivatives:
Net investment income	$275,777	261,740
Average invested assets, at amortized cost	$8,089,081	6,799,564
Annual yield on average invested assets	4.55%	5.13%

The slightly lower yield on average invested assets in the third quarter of 2011 compared to 2010 is due to the lower yields obtained on new fixed maturity debt securities investments during the last 12 months. During 2010, the average yield on bond purchases to fund insurance operations was 4.45% representing a 1.35% spread over treasury rates. Insurance operation bond purchases through the third quarter of 2011 had an average yield of 4.33% with spreads narrowing to 1.32% over treasury rates.

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $16.8 million and $16.9 million for the nine months ended September 30, 2011 and 2010, respectively. Other revenues in the first nine months of 2011 and 2010 includes $3.1 million and $1.5 million lawsuit settlement revenue, respectively. Additionally, the nine months ending September 30, 2010 includes $1.0 million of profit participation on a mortgage loan.

Derivative gain (loss) - Index options are derivative financial instruments used to hedge the equity return component of the Company's fixed-indexed products. Gain or loss from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as a component of net investment income.

Gains and losses from index options are due to equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index. The rise or decline in the index relative to index level at the time of the option purchase causes option values to likewise rise or decline. The Company does not elect hedge accounting relative to these derivative instruments. While income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-indexed products also fluctuates in a similar manner and direction. For the nine months ended September 30, 2011 and 2010, the reference indices decreased and the Company recorded index option losses and a decrease in contract interest expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Derivatives:
Unrealized gain (loss)	$(84,610)	6,621	(71,519)	(63,861)
Realized gain	23,086	5,121	32,745	43,585

Total gain (loss) included in net investment income	$(61,524)	11,742	(38,774)	(20,276)

Total contract interest	$1,873	86,792	147,254	167,423

The impact of the option performance in the Company's financial statements is not generally determined by the option gain or loss included in net investment income as a corresponding amount is recorded in the contract interest expense line. Rather, the Company's financial statement result for these options is dependent upon the purchase cost of the option remaining within the budget for purchasing options embedded in the product pricing. Option prices vary with interest rates, volatility, and dividend yields among other things. As option prices vary, the Company manages for the variability by making offsetting adjustments to product caps, participation rates, and management fees. For the periods shown, the Company's option costs have been within the product pricing budgets.

Net realized investment gains (losses) - Realized gains on investments in the third quarter of 2011 primarily resulted from bond calls and sales. The net gains reported for the nine months ended September 30, 2011 consisted of gross gains of $7.2 million offset by gross losses of $0.6 million, which includes other-than-temporary impairment losses on debt securities, equity securities, mortgage loans, and real estate investments.

The Company records impairment write-downs when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected. Impairments due to credit factors are recorded in the Company's Condensed Consolidated Statement of Earnings while non-credit (liquidity) impairment losses are included in other comprehensive income. The remaining impairment of securities and valuation write-downs related to real estate and mortgage loans affecting the Company's Condensed Consolidated Statement of Earnings are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Impairment or valuation write-downs:
Bonds	$8	362	8	670
Equities	14	53	14	53
Mortgage loans	—	2	39	387
Real estate	—	—	50	174

Total	$22	417	111	1,284

Bond impairments during the periods shown have pertained to asset-backed securities whose net present value of future cash flows and fair value had fallen below their amortized cost basis. The mortgage loan valuation write-down in 2010 involves a New Orleans, Louisiana property whose value was negatively impacted by Hurricane Katrina.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Life and other policy benefits	$12,363	13,335	34,177	40,141
Amortization of deferred policy acquisition costs	29,909	32,608	96,246	74,614
Universal life and annuity contract interest	1,873	86,792	147,254	167,423
Other operating expenses	18,948	(2,181)	58,727	32,223

Totals	$63,093	130,554	336,404	314,401

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, decreased to $8.0 million during the third quarter of 2011 compared to $8.4 million for the quarter ended September 30, 2010. For the nine months ending September 30, death claims were $23.2 million and $24.0 million for 2011 and 2010, respectively. While death claim amounts are subject to variation from period to period, the Company's mortality experience has generally been consistent with or better than its product pricing assumptions.

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

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense for the three and nine months ended September 30, 2011 and 2010.

Increase (Decrease) in DPAC Balance	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Unlocking	$—	—	—	(2,700)
True-up	(608)	(7,646)	(8,636)	(1,810)

Totals	$(608)	(7,646)	(8,636)	(4,510)

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

The Company is required to periodically adjust, on a prospective basis for actual experience that varies from that assumed. True-up adjustments were recorded in the third quarter of 2011 and 2010 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year's experience resulting in a $0.6 million and $7.6 million increase in amortization expense, respectively. For the nine months ended September 30, total true-up and unlocking adjustments increased amortization expense by $8.6 million in 2011 and by $4.5 million in 2010. Although adjustments are made for all the assumptions the major component of the changes above are due to credited interest rates.

As part of the Company's ongoing initiative to implement new system software and technology with respect to its actuarial systems, the Company's analysis of deferred policy acquisition costs for its deferred annuity block of business was converted to a new platform as of June 30, 2011 providing the Company with the capability to analyze DPAC balances in finer detail and encompassing more granularity. As a result of this conversion, associated DPAC balances were decreased (amortization increased) by an additional $4.0 million above the true-up adjustments discussed above for the nine months ended September 30, 2011.

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

The Company's approximated average credited rates, excluding and including fixed-indexed (derivative) products, were as follows:

	September 30,		September 30,
	2011	2010	2011	2010
	(Excluding derivative products)		(Including derivative products)

Annuity	2.04%	3.31%	2.58%	3.36%
Interest sensitive life	2.13%	3.91%	3.75%	4.56%

Contract interest including fixed-indexed products also encompasses the performance of the derivative component of the Company's fixed-indexed products. As previously noted, the market performance of these derivative features resulted in net realized and unrealized losses of $37.8 million and net realized and unrealized losses of $20.3 million for the first nine months of 2011 and 2010, respectively. In conjunction with the actuarial platform conversion mentioned above, the deferred sales inducements balance for deferred annuities was also converted and analyzed during the second quarter of 2011 resulting in a reduction of the balance (increase in contract interest) of $1.6 million. September 30, 2011.

Other operating expenses - Other operating expenses consist of general administrative expenses, legal costs, licenses and fees, commissions not subject to deferral, nursing home expenses and share based compensation costs.

Nursing home operation expenses were $5.1 million and $15.5 million, for the three and nine months ended September 30, 2011 compared to $4.9 million and $14.9 million for the corresponding periods in 2010, respectively.

Share based compensation costs for the Company's stock option plans related to outstanding vested and unvested stock options for the three and nine months ended September 30, 2011 were $(1.4) million and $(2.2) million compared to the corresponding periods in 2010 of $(1.0) million and $(2.1) million, respectively, as a result of marking the stock options to fair value under the liability method of accounting. The fluctuation in expense for the Company's stock option plans largely reflects the market price change in the Company's Class A common stock as of the reporting dates.

The Company has been involved in major information system initiatives to enhance actuarial, accounting, policy acquisition, and policy administration processes. Costs related to these systems are capitalized during the development process and then amortized once they are placed into service and used in operations. For the three and nine months ended September 30, 2011, amortization expense in association with these system implementations was $0.6 million and $2.2 million, compared to $0.6 million and $1.8 million in 2010, respectively.

GAAP allows companies to defer the majority of incurred commissions as part of its DPAC balance subject to amortization over future periods. The mix of products sold affects the amount of commissions incurred that may not be deferred. Commission expense for the three and nine months ended September 30, 2011 was $2.8 million and $7.8 million versus $1.9 million and $4.3 million for the same periods in 2010.

In the quarter and nine months ended September 30, 2010, the Company settled a class action lawsuit under which a settlement amount of approximately $16.7 million that had been previously reported as an operating expense was reclassified to annuity contract interest. Accordingly, other operating expense for the periods shown reflect a large declination for this reclassification.

Federal Income Taxes. Federal income taxes on earnings from operations reflect effective tax rates of 34.2% and 33.0% for the three and nine months ended September 30, 2011 compared to 34.9% and 32.4% in 2010, respectively. The effective tax rate is lower than the Federal rate of 35% for the nine month periods primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings
A summary of segment earnings for the three months and six months ended September 30, 2011 and 2010 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
September 30, 2011	$(147)	6,942	6,531	4,029	17,355
September 30, 2010	$(1,638)	8,262	(499)	6,228	12,353

Nine months ended:
September 30, 2011	$222	17,270	19,946	9,589	47,027
September 30, 2010	$(3,009)	18,153	24,248	12,426	51,818

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$8,345	6,547	20,994	20,596
Net investment income	1,655	2,296	11,136	11,798
Other revenues	3	(9)	8	206

Total revenues	10,003	8,834	32,138	32,600

Benefits and expenses:
Life and other policy benefits	2,151	3,719	6,575	12,014
Amortization of deferred policy acquisition costs	2,791	2,881	8,445	8,649
Universal life insurance contract interest	2,848	2,965	7,335	8,299
Other operating expenses	2,426	1,937	9,453	8,268

Total benefits and expenses	10,216	11,502	31,808	37,230

Segment earnings (loss) before Federal income taxes	(213)	(2,668)	330	(4,630)
Provision (benefit) for Federal income taxes	(66)	(1,030)	108	(1,621)

Segment earnings (loss)	$(147)	(1,638)	222	(3,009)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Universal life insurance revenues	$7,721	6,821	19,703	20,715
Traditional life insurance premiums	1,659	(4,615)	4,893	3,834
Reinsurance premiums	(1,035)	4,341	(3,602)	(3,953)

Totals	$8,345	6,547	20,994	20,596

The Company's domestic life insurance sales have been declining since 2008 (refer to the collected premium analysis below) resulting in lower universal contract revenue charges from new business. In addition, the pace of new policies issued has lagged the number of policies terminating from death or surrender causing a declining level of insurance in force from which contract charge revenue is received. The number of domestic life insurance policies has declined from 69,700 at December 31, 2009 to 66,000 at December 31, 2010, and to 63,600 at September 30, 2011.

Premiums collected on universal life products are not reflected as revenues in the Company's statements of earnings, in accordance with GAAP.  Actual universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Universal life insurance:
First year and single premiums	$9,003	2,607	16,320	9,539
Renewal premiums	4,737	4,846	15,321	15,774

Totals	$13,740	7,453	31,641	25,313

The Company's efforts over the past several years have been to attract new independent agents and to promote life products to improve domestic life sales. The financial crisis that began in 2008 had an adverse effect on new life sales in the industry. However, the Company has acquired increased distribution with its single premium universal life and single premium equity-indexed universal life products which has resulted in an increase in policy applications during the first nine months of 2011.

Net investment income includes the gains and losses on index options purchased to back the index crediting mechanism on equity-indexed universal products. The decline in investment income in the third quarter ended September 30, 2011 compared to the prior year is primarily due to the option losses during the period as previously discussed in the Results of Operations discussion.

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter. Claim activity during the first nine months of 2011 has been significantly lower than 2010. The Company's overall mortality experience for this segment is in line with pricing assumptions.

As noted previously in the discussion of results from consolidated operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense for the for the three and nine months ending September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—	—
True-up	(1,209)	(1,208)	(1,246)	(852)

Totals	$(1,209)	(1,208)	(1,246)	(852)

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

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$25,375	25,070	75,551	73,862
Net investment income	3,253	12,431	25,806	25,550
Other revenues	(20)	57	346	350

Total revenues	28,608	37,558	101,703	99,762

Benefits and expenses:
Life and other policy benefits	4,737	2,151	13,898	17,385
Amortization of deferred policy acquisition costs	8,249	9,702	24,374	18,694
Universal life insurance contract interest	766	9,440	22,192	21,789
Other operating expenses	4,353	2,745	15,552	13,966

Total benefits and expenses	18,105	24,038	76,016	71,834

Segment earnings before Federal income taxes	10,503	13,520	25,687	27,928
Provision for Federal income taxes	3,561	5,258	8,417	9,775

Segment earnings	$6,942	8,262	17,270	18,153

As with domestic operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Universal life insurance revenues	$25,693	25,657	77,433	75,916
Traditional life insurance premiums	3,536	3,449	10,358	10,462
Reinsurance premiums	(3,854)	(4,036)	(12,240)	(12,516)

Totals	$25,375	25,070	75,551	73,862

In general, universal life revenues and operating earnings are anticipated to emerge with the amount of international life insurance in force. The volume of insurance in force has grown from $16.9 billion at September 30, 2010 to $18.2 billion at September 30, 2011.

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

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Nine months ended September 30, 2011	$1,104.2	7.4%
Year ended December 31, 2010	1,721.8	9.0%
Year ended December 31, 2009	2,423.2	13.0%
Year ended December 31, 2008	1,923.2	10.8%
Year ended December 31, 2007	1,674.3	10.2%
Year ended December 31, 2006	1,604.4	10.8%

Premiums collected on universal life products are not reflected as revenues in the Company's Consolidated Statements of Earnings, in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Universal life insurance:
First year and single premiums	$10,054	9,420	27,684	25,377
Renewal premiums	30,459	27,021	87,229	78,794

Totals	$40,513	36,441	114,913	104,171

The Company's most popular international products have been its fixed-indexed universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of the S&P 500 Index®. Included in the totals in the above table are collected premiums for fixed-indexed universal life products of approximately $71.7 million and $62.8 million for the first nine months of 2011 and 2010, respectively, an increase of 14.2%.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Net investment income (excluding derivatives)	$8,852	10,529	29,498	27,100
Derivative gain (loss)	(5,599)	1,902	(3,692)	(1,550)

Net investment income	$3,253	12,431	25,806	25,550

A comparable impact for the derivative component in the equity-indexed universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. The Company's clientele for international products are wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts. In the year ended December 31, 2010, the average face amount of insurance purchased was approximately $339,000, and in the first nine months of 2011 the average was $357,000. Life and policy benefit expense for the international life segment reflects the larger policies purchased. In addition, the expense shown for 2010 includes death claims of approximately $3.1 million, after reinsurance, associated with the Haiti earthquake in January 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—	—
True-up	(437)	(1,165)	(1,752)	3,797

Totals	$(437)	(1,165)	(1,752)	3,797

True-up adjustments in 2011 decreased the DPAC balance and increased amortization expense while in the first nine months of 2010 true-up assumptions increased the DPAC balance and decreased amortization expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$5,515	5,242	13,783	14,450
Net investment income	33,940	86,329	225,882	212,737
Other revenues	152	494	3,143	2,953

Total revenues	39,607	92,065	242,808	230,140

Benefits and expenses:
Life and other policy benefits	5,475	7,465	13,704	10,742
Amortization of deferred policy acquisition costs	18,869	20,025	63,427	47,271
Annuity contract interest	(1,741)	74,387	117,727	137,335
Other operating expenses	7,059	(10,961)	18,282	(2,512)

Total benefits and expenses	29,662	90,916	213,140	192,836

Segment earnings (loss) before Federal income taxes	9,945	1,149	29,668	37,304
Provision (benefit) for Federal income taxes	3,414	1,648	9,722	13,056

Segment earnings (loss)	$6,531	(499)	19,946	24,248

A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Surrender charges	$5,515	5,099	13,779	14,302
Payout annuity and other revenues	$—	(3)	—	(3)
Traditional annuity premiums	—	146	4	151

Totals	$5,515	5,242	13,783	14,450

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings, in accordance with GAAP. Actual annuity deposits collected for the three and nine months ended September 30, 2011 and 2010 are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Fixed-indexed annuities	$258,030	247,933	694,547	614,069
Other deferred annuities	116,165	140,789	342,940	385,892
Immediate annuities	(1,738)	2,962	18,488	13,872

Totals	$372,457	391,684	1,055,975	1,013,833

Fixed-indexed products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since the Company does not offer variable products or mutual funds, fixed-indexed products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-indexed annuity deposits as a percentage of total annuity deposits were 65.8% and 58.9% for the nine months ended September 30, 2011 and 2010, respectively. The recovery in equity markets that began during 2009 did not manifest itself in terms of increased fixed-indexed sales until the latter part of 2009. Consequently, while 2011 total collected annuity deposits increased 4.2% over the level in 2010, fixed-indexed sales increased by 13.1% during the same time period. Other deferred annuity deposits decreased 11.1% in 2011 compared to 2010.

As a selling inducement, some of the deferred products, as well as the fixed-indexed annuity products, include a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to a base interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred to be amortized over future periods amounted to approximately $34.9 million during each of the first nine months of 2011 and 2010, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Net investment income (excluding derivatives)	$89,165	76,786	260,740	231,264
Derivative gain (loss)	(55,225)	9,543	(34,858)	(18,527)

Net investment income	$33,940	86,329	225,882	212,737

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

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for the three and nine months of 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—	(2,700)
True-up	1,037	(5,272)	(5,638)	(4,750)

Totals	$1,037	(5,272)	(5,638)	(7,450)

During the first quarter of 2010 the Company unlocked a change in projected surrender charge rates on certain fixed rate annuities that reduced DPAC (and increased amortization expense) by $2.7 million. Unlocking was not done during the first three quarters of 2011. The true-up adjustments recorded in the nine months of 2011 and 2010 pertained to partial surrender rates, mortality rates, credited interest rates and earned investment rates. In addition to these adjustments, the Company decreased its annuity DPAC balance (increased amortization expense) by $4.0 million in the second quarter of 2011 as part of its implementation of DPAC actuarial analysis on a new system platform as previously discussed in the Consolidated Operations section of this Item 2.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge the Company's fixed-indexed annuities. The detail of fixed-indexed annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Fixed-indexed annuities	$(35,384)	55,852	68,568	83,756
All other annuities	40,832	27,148	61,627	71,145

Gross contract interest	5,448	83,000	130,195	154,901
Bonus interest deferred and capitalized	(13,689)	(13,926)	(34,881)	(34,947)
Bonus interest amortization	6,500	5,313	22,413	17,381

Total contract interest	$(1,741)	74,387	117,727	137,335

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

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $1.3 million and $2.0 million of operating earnings in the first nine months of 2011 and 2010, respectively. The decrease in operating earnings reflects an increase in expenses incurred at the Company's San Marcos location incurred in an effort to build a presence in the community for this operation that started in the latter half of 2009.

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

	September 30, 2011		December 31, 2010
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$8,058,037	96.4	$7,352,393	95.6
Mortgage loans	161,842	1.9	141,247	1.8
Policy loans	74,223	0.9	78,448	1.0
Derivatives, index options	17,769	0.2	80,284	1.0
Real estate	19,008	0.2	20,088	0.3
Equity securities	16,096	0.2	15,230	0.2
Other	15,323	0.2	9,481	0.1

Totals	$8,362,298	100.0	$7,697,171	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of September 30, 2011 and December 31, 2010, the Company's debt securities portfolio consisted of the following:

	September 30, 2011		December 31, 2010
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$4,119,711	51.1	$3,559,508	48.4
Mortgage-backed securities	2,244,978	27.9	2,141,867	29.1
Public utilities	1,047,423	13.0	1,077,314	14.7
State and political subdivisions	346,789	4.3	331,731	4.5
U.S. agencies	208,300	2.6	154,265	2.1
Asset-backed securities	58,609	0.7	64,878	0.9
Foreign governments	30,290	0.4	20,921	0.3
U.S. Treasury	1,937	—	1,909	—

Totals	$8,058,037	100.0	$7,352,393	100.0

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

	Nine Months Ended September 30,	Year Ended December 31,
	2011	2010
	($ In thousands)

Cost of acquisitions	1,028,880	$1,559,154
Average S&P® quality	AA-	AA-
Effective annual yield	4.33%	4.45%
Spread to treasuries	1.32%	1.35%
Effective duration	7.2 years	6.8 years

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

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 98.5% held in investment grade securities. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P®.

	September 30, 2011		December 31, 2010
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$203,053	2.6	2,452,648	33.4
AA	3,086,782	38.3	551,572	7.5
A	1,945,764	24.1	1,722,300	23.4
BBB	2,701,906	33.5	2,482,373	33.7
BB and other below investment grade	120,532	1.5	143,500	2.0

Totals	$8,058,037	100.0	7,352,393	100.0

The Company's investment guidelines do not allow for the purchase of below investment grade securities.  Investments held in this category are the result of subsequent downgrades of the securities.  Below investment grade holdings are summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

September 30, 2011	$118,068	120,532	117,417	1.4%

December 31, 2010	$136,076	143,500	139,306	1.9%

The Company's percentage of below investment grade securities compared to total invested assets decreased from December 31, 2010 primarily due to securities being upgraded during the first nine months of 2011 and purchases of new securities. The Company's holdings of below investment grade securities are relatively small and the percentage of total invested assets is low compared to industry averages.

Holdings in below investment grade securities by category as of September 30, 2011 are summarized below, including September 30, 2011 and December 31, 2010 fair values for comparison. The Company is continually monitoring developments in these industries that may affect security valuation issues.

	Below Investment Grade Debt Securities
Industry Category	Amortized Cost September 30, 2011	Carrying Value September 30, 2011	Fair Value September 30, 2011	Fair Value December 31, 2010
	(In thousands)

Retail	$9,334	9,445	9,445	23,230
Telecommunications	5,689	7,550	7,550	9,050
Asset-backed securities	12,052	12,834	13,312	13,738
Mortgage-backed	8,509	8,344	8,344	8,607
Banking/finance	26,989	26,997	22,855	49,789
Manufacturing	43,676	42,945	43,263	22,680
Transportation	—	442	442	491
Other	11,819	11,975	12,206	11,721

Totals	$118,068	120,532	117,417	139,306

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

The Company maintains no direct investments in Greek debt securities and has minimal investments in European bank fixed income securities. Based upon current analysis, these European banks do not have a significant exposure to Greek debt and the Company does not anticipate impairment losses on the related securities.

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

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities, (b) securities available for sale, or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination as to which category based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at September 30, 2011, approximately 30% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)

Securities held to maturity:
Debt securities	$5,943,190	5,484,905	458,285
Securities available for sale:
Debt securities	2,573,132	2,380,423	192,709
Equity securities	16,096	6,411	9,685

Totals	$8,532,418	7,871,739	660,679

During the nine months ended September 30, 2011, the Company had no other-than-temporary impairment write-downs other than on certain asset-backed securities whose fair value and net present value of future cash flows fell below the amortized cost of the security. See Note 9, Investments, of the accompanying condensed financial statements for further discussion.

Asset-Backed Securities

The Company holds approximately $58.6 million in asset-backed securities as of September 30, 2011. This portfolio includes $25.5 million of manufactured housing bonds and $33.1 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The Company holds one Alt-A security with a carrying value of $4.3 million. The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The average FICO for an Alt-A borrower is approximately 715 compared to a score of 730 for a jumbo prime borrower. The Company's exposure to the Alt-A and subprime sectors is limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans. The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities. With the government intervention initiatives in 2009, the housing market began to show signs of stabilizing. There was an improvement in the prices of subprime securities as the bond market also became more liquid. All of the loans classified as Alt-A or subprime in the Company's portfolio as of September 30, 2011 were underwritten prior to 2005 as noted in the table below.

	September 30, 2011		December 31, 2010
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	7,159	6,985	8,070	8,025
2002	488	709	480	576
2003	4,289	4,214	4,286	4,197
2004	21,150	19,726	21,941	21,043

Subtotal subprime	33,086	31,634	34,777	33,841

Alt A:
2004			4,056	4,056

As of September 30, 2011, 6 of the subprime securities were rated AAA, 3 were rated AA, and 3 were rated CC.

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

The Company requires a minimum specified yield on mortgage loan investments. Until recently the low interest rate environment resulted in fewer loan opportunities being available that met the Company's required rate of return. This environment started to change in 2010 and the Company increased its new mortgage loan activity which resulted in an increase of $68.5 million in total new loans at the 2010 year-end and an additional $36.8 million at September 30, 2011, of which $7.0 million were added in the quarter then ended.

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

The Company held net investments in mortgage loans totaling $161.8 million and $141.2 million at September 30, 2011 and December 31, 2010, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	September 30, 2011		December 31, 2010
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$86,087	53.2	$69,222	49.0
New England	21,460	13.3	19,731	14.0
Mountain	16,105	10.0	16,632	11.8
Pacific	12,019	7.4	6,973	4.9
East North Central	10,078	6.2	17,349	12.3
East South Central	10,448	6.4	5,468	3.9
South Atlantic	3,428	2.1	3,592	2.5
Middle Atlantic	2,217	1.4	2,280	1.6

Totals	$161,842	100.0	$141,247	100.0

	September 30, 2011		December 31, 2010
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$97,534	60.2	$85,920	60.8
Hotel/Motel	25,856	16.0	24,334	17.2
Land/Lots	13,530	8.4	12,585	8.9
Apartments	11,121	6.9	9,181	6.5
Office	8,900	5.5	9,029	6.4
All other	4,901	3.0	198	0.2

Totals	$161,842	100.0	$141,247	100.0

The Company's real estate investments totaled approximately $19.0 million and $20.1 million at September 30, 2011 and December 31, 2010, respectively, and consist primarily of income-producing properties which are being operated by wholly-owned subsidiaries of the Company. The Company recognized operating income on these properties of approximately $1.2 million for the first nine months of 2011. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	September 30, 2011	June 30, 2011	December 31, 2010
	(In thousands except percentages)

Debt securities - fair value	$8,516,322	8,112,529	7,634,209
Debt securities - amortized cost	$7,865,328	7,601,558	7,193,040
Fair value as a percentage of amortized cost	108.28%	106.72%	106.13%
Unrealized gain balance	$650,994	510,971	441,169
Ten-year U.S. Treasury bond – (decrease) increase in yield for the quarter	(1.245)%	(0.311)%	(0.544)%

	Unrealized Gains Balance
	At September 30, 2011	At June 30, 2011	At December 31, 2010	Quarter Change in Unrealized Balance	YTD Change in Unrealized Balance

Debt securities held to maturity	$458,285	333,220	281,816	125,065	176,469
Debt securities available for sale	192,709	177,751	159,353	14,958	33,356

Totals	$650,994	510,971	441,169	140,023	209,825

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond decreased approximately 137.9 basis points from year-end 2010 through the first nine months of 2011 causing an unrealized gain of $209.8 million on a portfolio with an amortized cost basis of approximately $8.1 billion. The Company would expect similar results in the future from any significant upward or downward movement in market rates. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's consolidated balance sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2010, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first nine months of 2011 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs. There were no borrowings outstanding under the line of credit at September 30, 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Product Line:
Traditional Life	$891	1,112	3,036	3,252
Universal Life	11,257	12,122	30,293	33,843
Annuities	112,624	99,676	359,417	270,830

Total	$124,772	112,910	392,746	307,925

The above contractual withdrawals, as well as the level of surrenders experienced, were generally consistent with the Company's assumptions in asset/liability management, and the associated cash outflows did not have an adverse impact on overall liquidity. The dollar amount of annuity surrenders and withdrawals reflects the significant increase in this block of business with sales of approximately $2.5 billion over the past 21 months. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Cash flow projections and tests under various market interest rate scenarios are also performed to assist in evaluating liquidity needs and adequacy. The Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $172.4 million and $179.4 million for the nine months ended September 30, 2011 and 2010, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. Cash flows from these sources totaled $464.4 million and $587.9 million for the nine months ended September 30, 2011 and 2010, respectively. These cash flow items could be reduced if interest rates rise. Net cash flows from the Company's universal life and investment annuity deposit product operations totaled $501.0 million million and $597.8 million during the nine months ended September 30, 2011 and 2010, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of September 30, 2011, the Company had no commitments beyond its normal operating and investment activities.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$—	—	—	—	—
Life claims payable (1)	59,818	59,818	—	—	—
Other long-term reserve liabilities reflected on the balance sheet under GAAP (2)	9,062,472	885,881	1,687,189	1,475,014	5,014,388

Total	$9,122,290	945,699	1,687,189	1,475,014	5,014,388

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. During 2011 the Company has continued its migration to its general ledger and financial reporting systems. Management believes this process is strengthening internal control over financial reporting as we continue to automate the reporting process. It is expected that additional controls will be implemented in future reporting periods as the Company fully migrates to the new general ledger and financial reporting system and integrates it into the Company's financial reporting process.

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

The following table sets forth the Company's repurchase of its Class A common shares from Option Holders for the quarter ended September 30, 2011. There were no shares repurchased during the period.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

July 1, 2011 through July 31, 2011	—	—	N/A	N/A
August 1, 2011 through August 31, 2011	—	—	N/A	N/A
September 1, 2011 through September 30, 2011	—	—	N/A	N/A

Total	—		N/A	N/A

Purchased shares are reported in the Company's consolidated financial statements as authorized and unissued.

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date:	November 9, 2011	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date:	November 9, 2011	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 9, 2011	/S/ Thomas F. Kopetic
Thomas F. Kopetic
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)