Form 10-K
period 2011-12-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2012-03-15
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant on June 30, 2011 was $360,612,879.

As of March 13, 2012, the number of shares of Registrant's common stock outstanding was:   Class A - 3,434,766 and Class B - 200,000.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:  Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held June 21, 2012, which will be filed within 120 days after December 31, 2011 are incorporated by reference into Part III of this report.

	PART I	Page

Item 1.	Business	4
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	20
Item 3.	Legal Proceedings	20
Item 4.	Mine Safety Disclosures	21

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Consolidated Financial Data	23
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	64
Item 8.	Financial Statements and Supplementary Data	64
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64
Item 9A.	Controls and Procedures	64
Item 9B.	Other Information	67

	PART III

The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2011.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	68

	Signatures	147

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

•	Occurrence of natural or man-made disasters and catastrophes could adversely affect our ability to conduct business operations and the financial condition and results of operations.

•	We are dependent upon effective information technology systems and on development and implementation of new technologies.

•	The Company could be adversely affected by changes to tax law or interpretations of existing tax law which reduce the demand for certain insurance products.

•	The Company may be required to establish a valuation allowance against its deferred tax assets which could materially affect the Company's results of operations and financial condition.

•	Competition for employees is intense and the Company may not be able to attract and retain highly skilled people needed to support its business.

See Part 1A, Risk Factors, for additional information.

PART I

ITEM 1. BUSINESS

General

National Western Life Insurance Company (hereinafter referred to as "National Western", "Company", or "Registrant") is a stock life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-nine states, the District of Columbia, and four U.S. territories or possessions.  National Western is also licensed in Haiti, and although not otherwise licensed, accepts applications from and issues policies to residents of various countries in Central and South America, the Caribbean, the Pacific Rim, Eastern Europe and Asia. Such policies are underwritten, accepted, and issued in the United States upon applications submitted by independent contractors. The Company provides life insurance products for the savings and protection needs of approximately 137,000 policyholders and for the asset accumulation and retirement needs of 140,000 annuity contract holders.

The Company's total assets increased to $9.7 billion at December 31, 2011, from $8.8 billion at December 31, 2010. The Company generated revenues of $572.7 million, $576.0 million and $568.4 million in 2011, 2010 and 2009, respectively. In addition, National Western generated net income of $55.6 million, $72.9 million and $45.5 million in 2011, 2010 and 2009, respectively.

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

Products

National Western offers a broad portfolio of individual whole life, universal life and term insurance plans, and annuities, including supplementary riders. In the following discussion, the Company reports sales and other statistical information. These statistics are derived from various sales tracking and administrative systems and are not derived from the Company's financial reporting systems or financial statements.These statistics are used to measure the relative progress of our marketing and acquisition efforts. Sales data for traditional life insurance is based upon annualized premiums, while universal life sales are based on annualized "target" premiums which are those premiums upon which full first year commissions are paid. Sales of annuities are measured based on the amount of deposits received. These statistics attempt to measure only some of the many factors that may affect future profitability, and therefore, are not intended to be predictive of future profitability.

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

The following table sets forth information regarding the Company's sales activity by product type. Life insurance sales are measured by annualized first year premiums.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Annuities:
Fixed-indexed deferred	$916,188	915,883	486,262
Other deferred	431,839	494,094	324,138
Single premium immediate	40,925	21,353	24,907

Total annuities	$1,388,952	1,431,330	835,307

Life:
Universal life insurance	$33,221	30,819	28,950
Traditional life and other	3,370	3,147	4,212

Total life	$36,591	33,966	33,162

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

Domestic Insurance Operations. The Company is currently licensed to do business in all states and the District of Columbia, except for New York.  Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products.  The majority of domestic sales are the Company's annuities.  National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs").  These NMOs assist the Company in recruiting, contracting, and managing independent agents.  The Company's agents are independent contractors who are compensated on a commission basis.  At December 31, 2011, the Company's NMO relationships had contracted approximately 13,000 independent agents with the Company.  More than 27% of these contracted agents submitted policy applications to the Company in the past twelve months. At December 31, 2011, the Company had nearly 63,000 domestic life insurance policies in force representing $2.3 billion in face amount of coverage and 140,000 annuity contracts representing account balances of $7.0 billion.

The following table sets forth the Company's domestic life insurance sales as measured in annualized first year premium for the past three years.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Fixed-indexed life	$5,315	1,738	2,576
Universal life	117	486	848
Traditional life	44	53	135

Total	$5,476	2,277	3,559

International Insurance Operations. National Western's international operations generally focus on foreign nationals in upper socioeconomic classes.  Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, the Pacific Rim, Eastern Europe, and Asia. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another.  Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At December 31, 2011, the Company had in excess of 74,000 international life insurance policies in force representing over $18.6 billion in face amount of coverage.

International applications are submitted by independent contractors, consultants and broker-agents, many of whom have been submitting policy applications to National Western for 20 or more years.  The Company had relationships with approximately 3,500 of these independent international individuals at December 31, 2011, 37% of which submitted policy applications to the Company in the past twelve months.

The following table sets forth the Company's international life insurance sales as measured in annualized first year premium for the past three years.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Fixed-indexed life	$19,962	20,235	17,970
Universal life	7,827	8,393	7,559
Traditional life	3,326	3,062	4,075

Total	$31,115	31,690	29,604

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

Geographical Distribution of Business. The following table depicts the distribution of the Company's premium revenues and deposits.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

United States domestic products:
Annuities	$1,381,057	1,381,057	821,361
Life insurance	71,635	55,465	58,825

Total domestic products	1,452,692	1,436,522	880,186

International products:
Annuities	49,954	49,954	16,215
Life insurance	152,118	143,602	133,923

Total international products	202,072	193,556	150,138

Total direct premiums and deposits collected	$1,654,764	1,630,078	1,030,324

Although many agents sell National Western's products, the Company's annuity sales in any year typically reflect several NMOs whose contracted independent agents sold 10% or more of the Company’s total annuity sales. In 2011, there was one NMO that accounted for approximately 15% of the Company’s annuity sales. Similarly, domestic life insurance sales in any year may include several NMOs who accounted for 10% or more of total domestic life insurance sales. In 2011, there were two NMOs who generated 46% and 12%, respectively, of total domestic life insurance sales. Given the lower level of domestic life insurance sales relative to international life sales and annuity sales, the larger percentage of domestic life sales for these particular NMOs is not considered a significant concentration of business within the total context of new business. In addition, with the independent distribution model the Company employs, the concentration of sales within a particular NMO is not as an acute concern as with other distribution channels given that the underlying agents are free to contract with the Company through any NMO the Company has a relationship with.

International life insurance sales are much more diversified by independent consultants and contractors and in 2011 were geographically attributed to Latin America (88%), the Pacific Rim (11%), and Eastern Europe (1%). In terms of international countries, Brazil, Taiwan, and Venezuela were the only countries exceeding 10% of total international sales with shares of 38%, 10%, and 13%, respectively.

Segment Financial Information. A summary of financial information for the Company's segments is as follows:

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Revenues, excluding realized gains (losses):
2011	$47,436	135,181	343,267	40,800	566,684
2010	45,015	137,117	348,020	40,365	570,517
2009	53,937	148,624	343,502	27,510	573,573

Segment earnings (losses): (A)
2011	$460	17,674	20,253	13,299	51,686
2010	(912)	21,722	34,316	14,212	69,338
2009	426	14,663	25,460	8,294	48,843

Segment assets: (B)
2011	$403,868	1,023,942	7,997,407	225,716	9,650,933
2010	387,873	1,025,103	7,101,720	209,179	8,723,875
2009	383,844	1,056,087	5,955,734	107,581	7,503,246

Notes to Table:

(A) Amounts exclude realized gains and losses on investments, net of taxes.
(B) Amounts exclude other unallocated assets.

Additional information concerning these industry segments is included in Note 13, Segment and Other Operating Information, of the accompanying consolidated financial statements.

Competition and Ratings

National Western operates in a mature and highly competitive industry. We compete with hundreds of life and health insurance company groups in the United States as well as other financial intermediaries such as banks and securities firms who market insurance products. Competitors in our international markets include Pan-American Life Insurance, American Fidelity Life Insurance, Manhattan Life Insurance Company and Best Meridian Insurance while domestic market competitors include, among others, American Equity Investment Life, Sammons Financial Group (Midland, NACOLAH), AVIVA, Allstate (Lincoln Benefit), Lincoln National Life, Equitrust Life Insurance Company and Old Mutual Financial Network (F&G). Competitive factors are primarily the breadth and quality of products offered, established positions in niche markets, pricing, relationships with distribution channels, commission structures, the perceived stability of the insurer, quality of underwriting and customer service, scale and cost efficiency. Operating results of life insurers are subject to fluctuations not only from this competitive environment but also due to economic conditions, interest rate levels and changes, performance of investments, and the maintenance of strong insurance ratings from independent rating agencies.

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

Enterprise Risk Management (ERM) Governance Framework

Board of Directors and Sub-Committees of the Board
o
Company Senior Management
o
ERM Committees
o	o	o	o	o
Disclosure Committee	Asset/Liability Matching	Product Pricing/ Development	Compliance/Fraud Unit	Underwriting/ Claims
o	o	o	o	o
Corporate Risk Function
Insurance Risk	Market Risk	Credit Risk	Operational Risk	Strategy Risk
o	o	o	o	o
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

Reinsurance

The Company follows the industry practice of reinsuring (ceding) portions of its insurance risks with a variety of reinsurance companies. All reinsurance is yearly renewable term. We do not use financial or surplus relief reinsurance. The use of reinsurance allows the Company to underwrite policies larger than the risk it is willing to retain on any single life and to continue writing a larger volume of new business. New sales of life insurance products are reinsured above prescribed limits and do not require the reinsurer’s prior approval within certain guidelines. The maximum amount of life insurance the Company normally retains is $500,000 on any one life. However, the use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. Consequently, the Company avoids concentrating reinsurance risk with any one reinsurer and only participates in reinsurance treaties with reputable carriers. No reinsurer of business ceded by the Company has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business. The Company continuously monitors the financial strength of our reinsurers and has been able to obtain replacement coverages from financially responsible reinsurers when making changes. The Company’s primary reinsurers as of December 31, 2011 were as follows.

Reinsurer	A.M. Best Rating	Amount of In Force Ceded ($000’s)

Hannover Life Reassurance Company	A	$1,930,768
Transamerica Life Insurance Company	A+	910,912
SCOR Rueckversicherung (Cologne)	A	177,923
SCOR Global Life America Reinsurance (Texas)	A	245,603
SCOR Global Life S.E. (Paris)	A	809,075
Mapfre Re (Madrid)	A	812,715
Canadian Life Assurance Co. (US)	A+	401,456
RGA Reinsurance Co.	A+	209,940
All others		59,711

		$5,558,103

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

Risk-Based Capital Requirements. In order to enhance the regulation of insurer solvency, the NAIC established risk-based capital ("RBC") requirements to help state regulators monitor the financial strength and stability of life insurers by identifying those companies that may be inadequately capitalized. Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold.  The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments.  The RBC formula takes into consideration four major areas of risk which are: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses mortality and morbidity risk; (iii) interest rate risk which involves asset-liability matching issues; and (iv) other business risks.  For each category, the RBC requirements are determined by applying specified factors to various assets, premiums, reserves, and other items, with the factor being higher for items with greater underlying risk and lower for items with less risk. The standards require life insurers to submit a report to state regulators on an annual basis regarding their risk-based capital. The Company's statutory capital and surplus at December 31, 2011, was significantly in excess of the threshold RBC requirements.

Effects of Inflation. The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of the Company during the three most recent fiscal years.

Employees.  The Company had 278 employees as of December 31, 2011 substantially all of which worked in the Company’s home office in Austin, Texas. None of the employees are subject to collective bargaining agreements governing their employment with the Company.

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

The Company’s results from operations are materially affected by economic conditions both in the U.S. and elsewhere around the world. The stress experienced by financial markets beginning in the second half of 2007 manifested itself in various economic quarters. Consumer confidence declined as home values and the stock market decreased and unemployment and energy costs increased. The volatility and disruption in the financial markets reached unfamiliar levels such that the availability and cost of credit was materially impacted. The market for fixed income securities experienced decreased liquidity, increased price volatility, credit downgrades, and an increasing probability of default. Consequently, these securities became less liquid, more difficult to value, and potentially harder to dispose of if situations dictate. Although the recession ended in mid-2009, economic and employment growth have remained weak and several sectors, most notably the housing industry, continue to underperform. Impediments to financial recovery include U.S. federal deficit, the European debt crisis, and the specter of slower growth in robust economies such as China, India and Brazil.

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

Economic trends could take a turn for the worse in 2012 providing increased volatility and reduced prospects for markets and financial asset classes. The Company cannot foretell the occurence of economic trends or the timing of changes in such trends.

Our investment portfolio is subject to several risks which may lessen the value of invested assets and the amounts credited to policyholders.

The Company primarily invests monies received in investment grade, fixed income investment securities in order to meet its obligations to policyholders and provide a return on its deployed capital. Consequently, we are subject to the risk that issuers of these securities may default on principal and interest payments, particularly in the event of an ongoing downturn in the economic and/or business climate. At December 31, 2011, approximately 2% of the Company’s $8.3 billion fixed income securities portfolio was comprised of issuers who were investment grade at the time the Company acquired them but were subsequently downgraded for various reasons. A substantial increase in defaults from these or other issuers could negatively impact the Company’s financial position and results.

For the Company’s fixed-indexed products, over the counter derivative instruments (index options) are purchased from a number of highly rated counterparties to fund the index credit to policyholders. In the event that any of these counterparties fails to meet their contractual obligations under these derivative instruments, the Company would be financially at risk for providing the credits due that the counterparty reneged on. The Company attempts to offset this risk through careful credit evaluation of counterparties, diversification of holdings among numerous institutions, and use of credit support agreements requiring counterparties to provide collateral at specified threshold levels. The failure of counterparties to perform could negatively impact the Company’s financial strength and reduce the Company’s profitability.

Significant continued financial and credit market volatility, changes in interest rates and credit spread margins, credit defaults, market illiquidity, declines in equity prices, ratings downgrades of the issuers of debt securities, and declines in general economic conditions, either singularly or in combination, could have a material adverse impact on the Company's results of operations and financial condition through realized losses, impairments, and changes in unrealized loss positions.

The determination of valuation and impairments of fixed income securities include estimations and assumptions that are subjective and prone to differing interpretations and could materially impact our results of operations or financial condition.

The Company makes assumptions regarding the fair value and expected performance of its investments. During periods of market disruption and volatility, it becomes more difficult to evaluate securities particularly if trading becomes less frequent or market data becomes less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. We also consider a wide range of factors about security issuers in evaluating the cause of a decline in the estimated fair value of a security and in assessing the prospects for recovery. The decision on whether to record an other-than-temporary impairment is determined by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability as well as our ability and intent to hold the securities to recovery or maturity. Expectations that the Company's investments in corporate debt securities will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process. Our conclusions concerning the recoverability of any particular security’s market price could ultimately prove to be invalid as facts and circumstances change. It is possible that issuers of the Company's investments in corporate securities and/or debt obligations will perform worse than current expectations. Consequently, there can be no assurance that we have accurately assessed the level of impairments in our financial statements or that additional impairments may not need to be taken in the future. It is also possible that unanticipated events may lead the Company to dispose of such investments and recognize the effects of any market movements in its financial statements.

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

A rise in interest rates will increase the net unrealized loss position of our investment portfolio and may subject the Company to disintermediation risk. Disintermediation risk is the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring the Company to liquidate investments in an unrealized loss position (i.e. the market value less than the carrying value of the investments). The Company manages its liabilities and configures its investment portfolio so as to provide and maintain sufficient liquidity to support expected withdrawal demands. If the Company experiences unexpected withdrawal or surrender activity, it could exhaust liquid assets and be forced to liquidate other assets at a loss or on other unfavorable terms. With respect to fixed income security investments the Company maintains in an “Available for Sale” category, rising interest rates will cause declines in the market value of these securities. These declines are reported in our financial statements as an unrealized investment loss and a reduction of stockholders’ equity.

There may be occasions, especially in the current climate, where the Company could encounter difficulty selling some of its investments due to a lack of liquidity in the marketplace. If the Company required significant amounts of cash on short notice during such a period, it may have difficulty selling investments at attractive prices, in a timely manner or both.

Significant changes in interest rates expose insurance companies to the risk of not realizing the anticipated spread between the interest rates earned on investments and the credited rates paid on in force policies and contracts. A decline in interest rates could expose the Company to reduced profitability due to minimum interest rate guarantees that are required in our products by regulation. A key component of profitability is investment spread, or the difference between the yield on our investments and the rates we credit to policyholders on our products. A narrowing of investment spreads (“spread compression”) could negatively affect operating results. Although the Company has the ability to adjust the rates credited on products in order to maintain our required investment spread, a significant decline in interest rate levels could affect investment yields to the point where the investment spread is compromised due to minimum interest rate guarantees. In addition, the potential for increased policy surrenders and cash withdrawals, competitor activities, and other factors could further limit the Company’s ability to maintain crediting rates on its products at levels necessary to avoid sacrificing investment spread.

Changes in interest rates may also impact the Company's business in other ways. The Company's expectation for future interest earnings and spreads is an important component in determining the amortization of deferred policy acquisition costs ("DPAC"). Significantly lower interest earnings or spreads may cause the Company to accelerate its amortization of DPAC thereby reducing net income in a reporting period. Additionally, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive savings alternatives to consumers resulting in increased premium payments on products with flexible premium features, repayment of policy loans, or otherwise a higher persistency of policies remaining in force from year-to-year during a period when the Company's investments carry lower returns.

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

The Company distributes its life and annuity products through independent broker-agents and consultants. There is substantial competition, particularly in the Company’s domestic market, for independent broker-agents with the demonstrated ability to market and sell insurance products. Competition for these individuals or organizations typically centers on company reputation, products, compensation, home office support and the insurer’s financial strength ratings. The Company’s future sales and financial condition are dependent upon avoiding significant interruptions in attracting and retaining independent broker-agents.

As technology continues to evolve, comparison of a particular product of any company for a particular customer with competing products for that customer will become more readily available, which could also lead to increased competition as well as affecting agent and customer behavior.

We are subject to a downgrade in our financial strength ratings which may negatively affect our ability to attract and retain independent distributors, make our products less attractive to consumers, and may have an adverse effect on our operations.

Financial strength ratings are important criteria in establishing the competitive position of insurers. While financial strength ratings are not a recommendation to buy the Company's products, these ratings are important to maintaining public confidence in the Company, its products, and its competitive position. Ratings generally reflect the rating agencies’ view of a particular company’s financial strength, operating performance, and ability to meet its obligations to policyholders. However, some of the rating factors often relate to the particular views of the rating agency, their independent economic modeling, the general economic climate, and other circumstances outside of the insurer’s control. Accordingly, we cannot predict with any certainty what actions rating agencies may take. A downgrade in our financial strength rating, or an announced potential downgrade, could affect our competitive position and make it more difficult to market our products vis-à-vis competitors with higher financial strength ratings. In extreme situations, a significant downgrade action by one or more rating agencies could induce existing policyholders to cancel their policies and withdraw funds from the Company. Currently, the major rating agencies, including A.M. Best and Standard & Poor’s, maintain stable outlooks on the U.S. life insurance industry. Irrespective, these rating agencies could revise their benchmarks regarding levels of capital, earnings, and other metrics that align with particular rating levels and impact their rating assessments of U.S. life insurance companies. These events could have a material adverse effect on our financial position and liquidity.

We are subject to competition from new sources as well as companies having substantially greater financial resources, higher ratings, and more expansive product offerings which could have an adverse impact upon our business levels and profitability.

Our ability to compete is based upon a variety of factors including financial strength ratings, competitive products, service, scale, and distribution capacity. In recent years, there has been considerable consolidation among companies in the insurance and financial sectors resulting in large, well-capitalized entities that offer products comparable to the Company. Frequently, these larger organizations are not domiciled in the United States or are financial services entities attempting to establish a position in the insurance industry. These larger competitors often enjoy economies of scale which produce lower operating costs and the wherewithal to absorb greater risk allowing them to price products more competitively and, in turn, attract independent distributors. Such competition could result in lower sales or higher lapses of existing products. Consequently, the Company may encounter additional product pricing pressures and be challenged to maintain profit margin targets and profitability criteria. Because of these competitive presences, the Company may not be able to effectively compete without negative affects on our financial position and results.

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

The Company is subject to government regulation in each of the states in which it conducts business with such regulation vested in state agencies having broad administrative power dealing with many aspects of the Company's business. At any given time, the Company may be subject to a number of financial, market conduct, or other examinations or audits. These examinations or audits may result in payment of fines and penalties as well as changes in systems or procedures, any of the which could have a material adverse effect on the Company's financial condition or results of operations.

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

A number of U.S jurisdictions are currently investigating life insurer practices for compliance with unclaimed property laws. In recent highly publicized incidents, the practice by certain companies of using data available on the U.S. Social Security Administration's Death Master File or a similar data base in order to avoid paying periodic benefits under annuity contracts was disclosed. As a result, a number of jurisdictions are requiring life insurers to use this same data to identify instances where amounts under life insurance policies and annuity contracts are payable and to locate and pay beneficiaries under such contracts. The National Conference of Insurance Legislators ("NCOIL") has adopted the Model Unclaimed Life Insurance Benefits Act ("Act") and legislation is currently pending in several states that is substantially similar to the Act adopted by NCOIL. As proposed, the Act would impose new requirements on insurers to periodically compare their in force life insurance and annuity policies against the Death Master File, investigate any identified matches to confirm the death of the insured and determine whether benefits are due and attempt to locate the beneficiaries or, if no beneficiary can be located, escheat the policy benefit to the respective state government as unclaimed property. It is possible that enactment of state laws similar to the Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, and/or administrative penalties. It is also possible that life insurers may be subject to claims regarding their business practices as a result given the legal uncertainty in this area. Any additional payments or costs could be significant and have a material adverse effect on the Company's financial condition or results from operations.

On July 21, 2010, the Dodd-Frank Act (“Dodd-Frank”) was enacted into law. Dodd-Frank calls for expansive changes in the regulation and oversight of the financial industry intended to provide for greater supervision of financial industry entities, reduction of risk in banking practices and in securities and derivatives trading, enhancement of public company corporate governance practices and executive compensation disclosures, and greater protections to individual consumers and investors. Numerous provisions of Dodd-Frank require adoption of implementing rules and /or regulations. The process of adopting these have been delayed beyond the timeframes imposed by Dodd-Frank. Until various final regulations are defined the full impact of the regulations on the Company will remain unclear. Legislative or regulatory requirements imposed may impact the Company in a variety of ways including placing the Company at a competitive disadvantage relative to its competition or other financial service entities, changing the competitive framework of the financial services sector an/or life insurance industry, making it more expensive for the Company to conduct its business, or requiring the reallocation of Company resources to legal and compliance-related activities. Consequently, the impact of Dodd-frank on the Company, as well as that on the financial industry and economy cannot be determined until all the rules and regulations called for under the Act have been finalized and implemented.

The Company's operations are centralized at its Austin, Texas location and it is licensed to do business in forty-nine states (except New York) and various other U.S. territories and possessions and is regulated by the insurance departments in each of these locations. Although not otherwise licensed, the Company also accepts applications from and issues dollar-denominated policies to residents outside of the United States. From time to time insurance regulators in these non-U.S. locations have sought to exercise regulatory authority over the Company including the imposition of substantial penal fines. Although these non-U.S. regulators have no jurisdiction over the Company and any actions, including fines, would be unenforceable against the Company, the threat of regulatory action could impede the submission of future application from residents in these locations. The Company's future sales and financial condition are dependent upon avoiding significant interruptions in receiving applications from residents outside of the United States.

Changes in accounting standards issued by standard-setting bodies may adversely affect our financial statements and affect the management of business operations.

The Company’s financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) as delineated in the FASB Accounting Standards Codification (“FASB ASC”). GAAP is subject to constant review by various policy-setting organizations to address emerging accounting rules and issue interpretative accounting guidance. From time to time, the Company is required to adopt new or revised accounting standards or guidance that has been integrated into the FASB ASC. Future accounting standards required to be adopted could possibly change the current accounting treatment that the Company uses in its consolidated financial statements and such changes could possibly have a material adverse effect on our financial position and results of operations.

In addition, the Financial Accounting Standards Board (“FASB”) is in the process of working on several projects with the International Accounting Standards Board (“IASB”) which could produce significant changes as GAAP converges with International Financial Reporting Standards (“IFRS”). These projects include how the Company accounts for its insurance contracts and financial instruments and how its financial statements are prepared and presented. The SEC has proposed that filers in the U.S. be required to report financial results in accordance with IFRS as issued by the IASB rather than GAAP. Despite the gradual working toward convergence of GAAP and IFRS, adoption of IFRS would be a complete change to the Company's accounting and reporting.The changes to GAAP and the ultimate conversion to IFRS will invoke new demands on public companies in the areas of governance, internal controls, employee training, and disclosure and will likely affect how business operations are managed. The Company is unable to predict whether, and if so, when this proposal will be adopted and/or implemented.

The Company is also required to comply with statutory accounting principles ("SAP") which are subject to constant review by the NAIC and related task forces and committees. Various proposal either are currently or have been previously pending before the NAIC including comprehensive reforms relating to life insurance reserves and the accounting for such reserves. The Company cannot predict whether or in what form reforms will be enacted by state legislatures and whether the enacted reforms will positively or negatively affect the Company.

We may be subject to unfavorable judicial developments, including the time and expense of litigation, which potentially could affect our financial position and results.

Financial services companies are frequently targets of legal proceedings, including class action litigation. In the ordinary course of business, we are involved in various legal actions common to the life insurance industry, some of which may occasionally assert claims for large amounts. Companies in the life insurance and annuity lines of business have encountered litigation pertaining to allegations of improper sales practices in connection with the sale of life insurance, improper product design and disclosures, marketing unsuitable products to customers especially in the senior market, bad faith in the handling of insurance claims, and other similar pleas. In addition, life insurance companies are subject to risk of errors and misconduct of the agents selling their products for fraud, non-compliance with policies and recommending products or transactions that are not suitable in a particular situation. Often these legal proceedings have resulted in the award of substantial amounts disproportionate to the actual damages including material amounts of punitive compensatory damages. In some states, judges and juries have substantial discretion in awarding punitive and compensatory damages which creates the potential for material adverse judgments or awards. Given the inherent unpredictability of litigation, there can be no assurance that such litigation, current or in the future, will not have such a material adverse effect on the Company’s results of operation or cash flows in any particular reporting period. In addition, the occurrence of such matters may become more frequent and/or severe in the event that general economic conditions deteriorate.

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

The Company's ability to be competitive is affected by the availability of reinsurance. In recent years, the number of life reinsurers has decreased as the reinsurance industry has consolidated. The lower number of life reinsurers has resulted in increased concentration of risk for insurers. If the cost of reinsurance were to increase or become unavailable, the Company could be adversely impacted.

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

In the course of business, the Company makes certain assumptions regarding mortality, policy persistency, expenses, interest rates, business mix, investment performance and other factors concerning the type of business experience expected in future periods. Deferred policy acquisition costs (and deferred sales inducement amounts) are calculated using a number of these assumptions . They represent costs that vary with and are primarily related to the acquisition of new insurance and annuity contracts. Amortization of deferred policy acquisition expenses is dependent upon actual and expected profits generated by the lines of business that incurred the related expenses and are amortized over the expected lives of the corresponding contracts. The deferred policy acquisition costs recorded on the balance sheet are tested to determine if they are recoverable under current assumptions. The estimates and assumptions used to amortize deferred policy acquisition costs proportional to expected gross profits are also regularly reviewed. Due to the uncertainty associated with establishing these assumptions, the Company cannot, with precision, determine the exact pattern of profit emergence. Increases in actual or future withdrawals or surrenders or investment losses, often associated with severe economic recessions, could result in an acceleration of amortization. Accordingly, actual results could differ from the related assumptions which could have a material and adverse impact on the Company’s operating results.

Assumptions and estimates involve judgment, and by their nature are imprecise and subject to changes and revisions over time. The Company's results may be affected, positively or negatively, by actual results differing from assumptions, by changes in estimates, and by changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.

Occurrence of natural or man-made disasters and catastrophes could adversely affect our ability to conduct business operations and the financial condition and results of operations.

The occurrence of natural disasters and catastrophes, including earthquakes, floods, tornadoes, fires, explosions, pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect the financial condition or results of operations of the Company. Such disasters and catastrophes could impact the Company directly by damaging our facilities, preventing employees from performing their duties or otherwise disturbing the Company’s ordinary business operations, as well as indirectly by changing the condition and behaviors of consumers, business counterparties and regulators and potentially causing declines or volatility in economic and financial markets. In addition, such events and conditions could result in a decrease or halt in economic activity in large geographic regions, adversely impacting the marketing of the Company's business within such geographic areas which in turn could have an adverse effect on the Company.

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

The Company relies on its computer systems to conduct business and produce financial statements. While policies, procedures and back-up plans designed to prevent or minimize the effect of incapacity or failure are maintained, the Company’s computer systems may be vulnerable to disruptions or breaches as a result of natural disasters, man-made disasters, criminal activity or other events beyond the Company’s control. A computer virus, information security breach, disaster or unanticipated event could affect the data storage and processing systems of the Company, or its service providers, destroying or compromising valuable data or making it difficult to conduct business. The Company's computer systems may be inaccessible to its employees, business partners, and customers for an extended period of time. Even if employees of the Company are able to report to work, they may be unable to perform their duties if the Company's data or systems are disabled or destroyed. The failure or incapacity of any of the Company’s computer systems could disrupt operations and adversely impact our profitability.

The Company retains confidential information on its systems, including customer information and proprietary business information, and relies on sophisticated commercial technologies to maintain the security of those systems. The increasing volume and sophistication of computer viruses, hackers and other external threats may increase the vulnerability of the Company’s systems to data breaches. Anyone who is able to circumvent the Company's security measures could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information, customer financial information, and proprietary business information. An increasing number of states require customers to be notified of any unauthorized access, use, or disclosure of their information. Any compromise of the security of the Company’s technology systems that results in the disclosure of personally identifiable customer information could damage the Company’s reputation, expose it to litigation, and result in significant technical, legal and other expenses.

Some of the Company’s information technology systems are older legacy-type systems and require an ongoing commitment of resources to maintain current standards. These legacy systems are written in older programming languages with which fewer and fewer individuals are knowledgeable of and trained in. The Company’s success is in large part dependent on maintaining and enhancing the effectiveness of existing legacy systems until converting to newer technologies and failure of these systems for any reason could disrupt our operations, result in the loss of business and adversely impact our profitability.

The Company could be adversely affected by changes to tax law or interpretations of existing tax law which reduce the demand for certain insurance products.

The Internal Revenue Code (the "IRC") provides that income tax payable on investment earnings of certain life insurance and annuity products is deferred during the accumulation period of the policies/contracts giving certain of the Company's products a competitive advantage over other non-insurance products. If the IRC were amended to reduce the tax-deferred status of life insurance and annuity products, all life insurance companies, including the Company, would be adversely affected with respect to the ability to sell these products. Such changes in tax law could make the tax advantages of investing in certain life insurance and annuity products less attractive.

In addition, the Company is subject to federal corporate income taxes but benefits from certain tax provisions, including but not limited to, dividends-received deductions and insurance reserve deductions. Due to a variety of factors including the current Federal budget deficit and ongoing proposals from the U.S Department of Treasury, there is a risk that federal tax legislation could be enacted lessening or eliminating some or all of the tax advantages currently benefiting the Company and result in higher taxes. The Company cannot predict what changes to tax laws or interpretations of existing tax law that may ultimately be enacted or adopted, or whether such changes will adversely affect the Company.

The Company may be required to establish a valuation allowance against its deferred tax assets which could materially affect the Company's results of operations and financial condition.

Differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases give rise to deferred tax assets. These deferred tax assets represent future tax savings that would otherwise be paid in cash. GAAP requires that such deferred tax assets be analyzed for their future realizability which is dependent upon the generation of sufficient future taxable income with which to offset the deferred tax assets. If it is determined that all or a portion of the deferred tax assets cannot be realized, an offsetting valuation allowance must be established with a corresponding charge to net income.

The Company's current assessment of future taxable income in combination with the consideration of available tax planning opportunities has determined that it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets. If future events deviate from the Company's current assessment, a valuation allowance may need to be established which could have a material adverse effect on the Company's results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Westcap Corporation, a wholly owned subsidiary, owns the Company’s principal office location in Austin, Texas and two buildings adjacent to it, totaling approximately 93,000 square feet that are leased and utilized by the Company.  The Company’s affiliate, Regent Care Building, LP, owns a 65,000 square foot building in Reno, Nevada, which is leased and utilized by another of the Company’s affiliates, Regent Care Operations, LP, for use in its nursing home operations.  The Company’s subsidiary, Regent Care San Marcos A-3 LP, completed construction of a 74,000 square foot building in San Marcos, Texas in 2009 which is used in nursing home operations.  Lease costs and related operating expenses for facilities of the Company’s subsidiaries are currently not significant in relation to the Company’s consolidated financial statements.  The intercompany lease costs related to The Westcap Corporation and the nursing homes have been eliminated for consolidated reporting purposes.

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

The Company was a defendant in a class action lawsuit initially filed on September 17, 2004, in the Superior Court of the State of California for the County of Los Angeles. The California state court certified a class consisting of certain California policyholders age 65 and older alleging violations under California Business and Professions Code section 17200. The court additionally certified a subclass of 36 policyholders alleging fraud against their agent, and vicariously against the Company. The California Insurance Department intervened in this case asserting that the Company violated California insurance laws. The parties to this case became involved in court-ordered mediation and ongoing negotiations. On February 22, 2010, the Company reported in a Form 8-K filing a settlement agreement with the plaintiffs and plaintiff in intervention providing a settlement benefit of approximately $17 million which was included in the Company's legal accrual provision at December 31, 2009. The settlement agreement was given final court approval at a Fairness Hearing on August 20, 2010. Including attorney's fees, policy benefits and other considerations, the Company paid out approximately $22.4 million in the third and fourth quarters of 2010.

The Company is currently a defendant in a second class action lawsuit pending as of June 12, 2006, in the U.S. District Court for the Southern District of California. The case is titled In Re National Western Life Insurance Deferred Annuities Litigation. The complaint asserts claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust. On July 12, 2010 the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty. The Company believes that it has meritorious defenses in this cause and intends to vigorously defend itself against the asserted claims. In addition, given the speculative and vague damage theories presented by the plaintiffs in the matter, the inability to ascertain any financial harm to the class of policyholders, and the current status of the case before the Court, the Company is unable to reasonably estimate a possible range of loss for disclosure in the accompanying financial statements. Therefore, no amounts have been provided in the financial statements of the Company as of December 31, 2011 for this matter.

In addition to the two class action lawsuits described above, the Company is the named defendant in the case of Sheila Newman vs. National Western Life Insurance Company, which alleged mishandling of policyholder funds by an agent.  On February 3, 2010, the 415th Judicial District Court of Parker County in Weatherford, Texas, entered a Final Judgment against the Company of approximately $208,000 including actual damages of $113,000 and amounts for attorney's fees, and prejudgment interest on the actual damages.  In addition, the Final Judgment included $150 million for exemplary damages. The Court of Appeals on August 11, 2011, reversed the trial court judgment in its entirety and rendered a take nothing verdict in favor of National Western. Plaintiffs (Appellees) filed a motion for a rehearing which the Court ruled on October 13, 2011, that the trial court's judgment was still reversed and judgment was still entered that Newman take nothing, all in favor of National Western. The Plaintiffs (Appellees) filed a Motion for Reconsideration En Banc which the Court of Appeals denied on October 27, 2011. The Plaintiffs (Appellees) then filed a Motion for Rehearing of the Court's amended decision, which the Court of Appeals denied on December 22, 2011.

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

Brazilian insurance regulators have sought to impose substantial penal fines against National Western. The Company firmly believes that Brazilian insurance regulators have no jurisdiction over the Company and that any such fines would be unenforceable against it.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Class A Common Stock Data (per share)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2011:
High	$175.88	164.13	178.82	153.02
Low	173.00	163.00	175.99	130.00
Dividends Declared	—	—	0.36	—
2010:
High	$193.86	194.35	160.19	179.81
Low	148.79	149.10	128.06	142.80
Dividends Declared	—	—	0.36	—

There is no established public trading market for the Company’s Class B common stock.

Equity Security Holders

The number of stockholders of record on March 13, 2012 was as follows:

Class A Common Stock	3,916
Class B Common Stock	2

Dividends

Class B common stockholders receive dividends at one-half the rate declared on Class A common stock. During 2011, the Company paid cash dividends on its Class A and Class B common stock in the amounts of $1,236,515 and $36,000, respectively.  During 2010, the Company also paid cash dividends on its Class A and Class B common stock in the amounts of $1,234,418 and $36,000, respectively.  Payment of dividends is within the discretion of the Company’s Board of Directors.  The Company’s general policy is to reinvest earnings internally to finance the development of new business.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has two equity compensation plans that were approved by security holders.  Under the two plans, a total of 86,118 shares of the Company’s Class A common stock may be issued upon exercise of the outstanding options at December 31, 2011.  The weighted average exercise price of the outstanding options is $187.83 per option.  Excluding the outstanding options, 291,000 shares of Class A common stock remain available for future issuance under the plans at December 31, 2011.

Performance Graph

The following graph compares the change in the Company's cumulative total stockholder return on its common stock with the NASDAQ - U.S. Companies Index and the NASDAQ - Insurance Stock Index. The graph assumes that the value of the Company's Class A common stock and each index was $100 at December 31, 2006, and that all dividends were reinvested.

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

The following table sets forth the Company’s repurchase of its Class A common shares from Option Holders for the quarter ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

October 1, 2011 through October 31, 2011	—	$—	N/A	N/A
November 1, 2011 through November 30, 2011	—	—	N/A	N/A
December 1, 2011 through December 31, 2011	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

Purchased shares are reported in the Company's consolidated financial statements as authorized and unissued.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following five-year financial summary includes comparative amounts derived from the audited consolidated financial statements.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands except per share amounts)

Earnings Information:
Revenues:
Universal life and annuity contract charges	$132,133	127,192	145,651	133,424	119,677
Traditional life and annuity contract premiums	18,078	16,565	17,043	17,752	19,513
Net investment income	391,034	401,383	393,531	273,362	318,137
Other revenues	25,439	25,377	17,348	12,769	13,683
Net realized investment gains (losses)	6,063	5,475	(5,167)	(26,228)	3,497

Total revenues	572,747	575,992	568,406	411,079	474,507

Benefits and expenses:
Life and other policy benefits	46,494	52,929	48,997	39,759	41,326
Amortization of deferred policy acquisition costs	133,088	96,449	115,163	127,161	88,413
Universal life and annuity contract interest	232,788	266,603	242,816	138,960	164,391
Other operating expenses	77,541	55,448	92,192	55,630	55,130

Total benefits and expenses	489,911	471,429	499,168	361,510	349,260

Earnings before Federal income taxes	82,836	104,563	69,238	49,569	125,247
Federal income taxes	27,209	31,666	23,754	15,927	39,876

Net earnings	$55,627	72,897	45,484	33,642	85,371

Basic Earnings Per Share:
Class A	$15.74	20.67	12.90	9.54	24.24
Class B	$7.87	10.33	6.45	4.77	12.12

Diluted Earnings Per Share:
Class A	$15.73	20.61	12.87	9.48	23.95
Class B	$7.87	10.33	6.45	4.77	12.12

Balance Sheet Information:
Total assets	$9,727,999	8,773,948	7,518,735	6,786,480	6,835,326

Total liabilities	$8,451,214	7,555,157	6,404,682	5,800,267	5,823,641

Stockholders’ equity	$1,276,785	1,218,791	1,114,053	986,213	1,011,685

Book value per common share	$351.27	335.83	307.24	271.99	279.29

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

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three years ended December 31, 2011 follows.  This discussion should be read in conjunction with the Company’s consolidated financial statements and related notes beginning on page 69 of this report.

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

The financial duress in 2008 and 2009 did not have an adverse affect on our annuity line of business. Annuity sales in 2009 increased 106% over the levels attained in 2008. With the green shoots of recovery emerging in 2010, we witnessed annuity sales increase 71% over those of 2009 and 2011 annuity sales approximated 2010's record level. While there may be many underlying reasons for this expansion in our annuity business, we believe that at least the following factors may explain this outcome: (1) during uncertain economic periods, consumers follow a flight to safety toward lower risk assets such as annuity products; (2) the Company's strong financial position, upgrade in financial strength rating from A.M. Best during 2009 and ample capital resources enhanced our presence in the annuity marketplace with independent distributors and end market consumers; (3) many of the Company's competitors incurred reductions in their capital base due to a deterioration in the quality of their investment portfolios, including investment impairments and losses, which caused them to curtail sales activity and recruitment of independent distribution; and (4) the uncertainty surrounding the potential regulation of fixed-indexed annuities by the SEC was eliminated when the U.S Court of Appeals vacated the proposed regulation (Rule 151A) and Congress passed the Dodd-Frank Act which exempted annuities under the Securities Act of 1933. Despite these factors and their impact on the growth in the Company's annuity sales, it is unclear what effect ongoing economic and political challenges may have upon future business levels.

The fixed income markets, our primary investment source, have experienced an improvement in fundamental credit quality on the heels of stronger liquidity, improving corporate profitability and modest economic growth. Credit downgrades of fixed income instruments by rating agencies were fairly prevalent during 2008 and 2009. However, credit default rates declined during 2010 and conditions during 2011 remained mostly similar to those in 2010. The Company experienced minimal impairment and degradation of quality in its fixed income holdings during the financial crisis and subsequent recovery. There is no certainty that future events may produce the same success in this regard.

The unprecedented low U. S. Treasury yields combined with tightening credit spreads (difference between bond yields and riskfree interest rates) on fixed maturity securities has produced new challenges in managing Company profitability given the resulting “compression” on interest spreads (difference between the yield on investments and the amounts required to credit on associated policy values). Industry analysts and observers generally agree that a sudden jump in interest rate levels would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. The federal government's burgeoning deficit and initial “quantitative easing” initiatives served to put upward pressure on longer term interest rates. The more recent initiatives announced by the Federal Reserve, referred to as "Operation Twist", have targeted longer term yields in the hopes that lowering this end of the yield curve may prompt economic expansion particularly in the moribund housing sector. It is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company’s business, results of operations, cash flows or financial condition.

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

DPAC is also subject to periodic recoverability and loss recognition testing.  These tests ensure that the present value of future contract-related cash flows will support the capitalized DPAC balance to be amortized in the future.  The present value of these cash flows, less the benefit reserve, is compared with the unamortized DPAC balance and if the DPAC balance is greater, the deficiency is charged to expense as a component of amortization and the asset balance is reduced to the recoverable amount. For more information about accounting for DPAC see Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

Deferred Sales Inducements.  Costs related to sales inducements offered on sales to new customers, principally on investment type contracts and primarily in the form of additional credits to the customer’s account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts, are deferred and recorded as other assets.  All other sales inducements are expensed as incurred and included in interest credited to contract holders’ funds.  Deferred sales inducements are amortized to income using the same methodology and assumptions as DPAC, and are included in interest credited to contract holders’ funds.  Deferred sales inducements are periodically reviewed for recoverability.  For more information about accounting for DPAC see Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

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

The Company annually reviews its pension benefit plans' assumptions which include the discount rate, the expected long-term rate of return on plan assets, and the compensation increase rate.  The assumed discount rate is set based on the rates of return on high quality long-term fixed income investments currently available and expected to be available during the period to maturity of the pension benefits.  The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on the long-term investment policy of the plans, the various classes of the invested funds, input of the plan’s investment advisors and consulting actuary, and the plan’s historic rate of return.  The compensation rate increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation.  These assumptions involve uncertainties and judgment, and therefore actual performance may not be reflective of the assumptions.

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

Share-Based Payments.  Liability awards under a share-based payment arrangement have been measured based on the awards’ fair value at the reporting date.  The Black-Scholes valuation method is used to estimate the fair value of the options.  This fair value calculation of the options includes assumptions relative to the following:

●	exercise price
●	expected term based on contractual term and perceived future behavior relative to exercise
●	current price
●	expected volatility
●	risk-free interest rates
●	expected dividends

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

Consolidated Operations

Revenues.  The following details Company revenues:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Universal life and annuity contract charges	$132,133	127,192	145,651
Traditional life and annuity premiums	18,078	16,565	17,043
Net investment income (excluding derivatives)	424,369	384,771	348,186
Other revenues	25,439	25,377	17,348

Operating revenues	600,019	553,905	528,228
Derivative gain (loss)	(33,335)	16,612	45,345
Net realized investment gains (losses)	6,063	5,475	(5,167)

Total revenues	$572,747	575,992	568,406

Universal life and annuity contract revenues - Revenues for universal life and annuity contract charges increased 4% in 2011 compared to 2010 primarily due to higher cost of insurance and administrative charges resulting from growth in the amount of business in force. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums as depicted in the following table.

	Years Ended December 31,
Contract Charges:	2011	2010	2009
	(In thousands)

Cost of insurance and administrative charges	$117,179	110,864	109,259
Surrender charges	31,368	35,897	50,000
Other charges	1,676	32	4,578
Gross contract revenues	150,223	146,793	163,837

Reinsurance premiums	(18,090)	(19,021)	(18,186)

Net contract charges	$132,133	127,772	145,651

Cost of insurance charges were $90.3 million in 2011 compared to $86.4 million in 2010 and $83.6 million in 2009. Cost of insurance charges typically trend with the size of the life insurance block in force. The increasing revenue from cost of insurance charges corresponds with the growth in life insurance in force primarily from international sales.  At December 31, 2011 the volume of life insurance in force increased to $20.9 billion from $19.7 billion as of the end of 2010. Administrative charges were $26.9 million, $24.5 million and $25.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, and correlate with new life insurance business sales both in number of policies placed as well as the volume of insurance issued. Surrender charges assessed against policyholder account balances upon withdrawal were $31.4 million in 2011 compared to $35.9 million in 2010 and $50.0 million in 2009. While the Company earns surrender charge income that is assessed upon policy terminations, the Company’s overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investment and the amounts that it credits to policyholders.

Traditional life and annuity premiums - Traditional life and annuity premiums increased 9.1% in 2011 compared to 2010.  Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period.  The Company’s life insurance sales focus has been primarily centered around universal life products.  Universal life products, especially the Company’s equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index such as the S&P 500 Index®, have been more popular product offerings in the Company’s markets. However, the 2008 to 2009 financial crisis generated renewed interest in the Company's term life insurance products particularly with residents outside of the United States.

Net investment income (with and without derivatives) - A detail of net investment income is provided below.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Gross investment income:
Debt securities	$400,431	$363,483	332,207
Mortgage loans	12,123	9,191	6,346
Policy loans	5,143	5,352	5,901
Short-term investments	273	631	116
Other invested assets	7,438	8,494	6,982

Total investment income	425,408	387,151	351,552
Less: investment expenses	1,039	2,380	3,366

Net investment income (excluding derivatives)	424,369	384,771	348,186

Derivative gain (loss)	(33,335)	16,612	45,345

Net investment income	$391,034	401,383	393,531

Debt securities generated approximately 94.1% of total investment income, excluding derivative gains and losses, in 2011. The Company’s strategy is to invest substantially all of its cash flows in fixed debt securities consistent with its guidelines for credit quality, duration, and diversification. In the wake of two record years in annuity sales, the Company experienced substantial cash flow for investing in debt securities which caused the portfolio to grow from $6.2 billion at December 31, 2009 to $7.4 billion at December 31, 2010 and to nearly $8.2 billion at December 31, 2011. Despite the growth in the debt security portfolio, lower interest rate levels prevailed during 2011 and 2010, as evidenced by long-term U.S. Treasury rates, which combined with tightening spreads of corporate securities over U.S. Treasury rate levels resulted in lower yields on new investment purchases. The yield on debt security purchases to fund insurance operations declined to 4.18% in 2011 and 4.45% in 2010 from 5.92% in 2009.

Although there was more activity in mortgage loan lending in 2011 and 2010, the Company’s new mortgage loan activity has been relatively low by historical standards given the low level of rates and the higher level of risk associated with commercial properties in the current economic environment. Policy loan and other invested asset balances outstanding have remained relatively stable over the past few years.

In order to assess underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income performance is summarized as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands except percentages)

Excluding derivatives:
Net investment income	$424,369	384,771	348,186
Average invested assets, at amortized cost	$7,959,868	6,899,013	5,955,824
Yield on average invested assets	5.33%	5.58%	5.85%

Including derivatives:
Net investment income	$391,034	401,383	393,531
Average invested assets, at amortized cost	$8,032,099	6,975,806	5,984,069
Yield on average invested assets	4.87%	5.75%	6.58%

The declination in average invested asset yield, excluding derivatives, from 2009 to 2010 and to 2011 is due to the Company obtaining lower yields on newly invested cash inflows.  As described above, the Company invests substantially most of its net cash flows in debt securities whose yields have declined during this period. The pattern in average invested asset yield, including derivatives, incorporates increases and decreases in the fair value of index options purchased by the Company to support its fixed-indexed products. Fair values of the purchased call options increased markedly in 2009 due to the recovery in the equity markets. However fair values of options purchased the past two years have generally experienced unrealized losses due to intermittent declines in the S&P 500 Index during this period. Refer to the derivatives discussion following this section for a more detailed explanation.

Other revenues - Other revenues primarily pertain to the Company’s two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $21.8 million, $22.9 million and $15.7 million in 2011, 2010 and 2009, respectively. The San Marcos nursing home began operations during the middle of calendar year 2009 contributing to the revenue growth incurred from 2009 to 2010. Other revenues in 2011 also includes $2.9 million received as net settlement of a lawsuit in which the Company was plaintiff. Other revenues also includes $0.2 million and $1.5 million received during 2011 and 2010, respectively, in relation to investment security lawsuit settlements.

Derivative gain (loss) - Index options are derivative financial instruments used to hedge the equity return component of the Company’s fixed-indexed products.  Derivative gain or loss includes the amounts realized from the sale or expiration of the options. Since the the index options do not meet the requirements for hedge accounting under GAAP, they are marked to fair value on each reporting date and the resulting unrealized gain or loss is also reflected as a component of net investment income.

Gains and losses from index options are due to equity market conditions.  Index options are intended to act as hedges to match the returns on the product’s underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company’s fixed-indexed products also fluctuates in a similar manner and direction. In 2011, the Company incurred unrealized losses on unexpired options in excess of the realized gains on expiring options thus resulting in an overall derivative loss for the period. In 2010 and 2009, the reference indices increased and the Company recorded an overall gain from index option with a corresponding increase in contract interest expenses.

The table below summarizes the derivative gain (loss) amounts and total contract interest by year.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Derivatives:
Unrealized gain (loss)	$(61,284)	(22,167)	93,085
Realized gain (loss)	27,949	38,779	(47,740)

Total gain (loss) included in net investment income	$(33,335)	16,612	45,345

Total contract interest	$232,788	266,603	242,816

Net realized investment gains (losses) - Realized gains (losses) on investments include impairment write-downs on real estate and investments in debt securities as well as valuation allowances recorded on mortgage loans. The net investment gains reported in 2011 consisted of gross gains of $7.7 million, primarily from calls and sales of debt securities, offset by gross losses of $1.7 million, which include other-than-temporary impairment losses.

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

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Impairment or valuation write-downs:
Debt securities	$125	670	5,105
Equities	14	59	416
Mortgage loans	609	387	1,461
Real estate	(366)	178	—

Total	$382	1,294	6,982

Debt security impairments in 2011 primarily include write-downs on asset-backed securities whose cash flows and fair values did not support the amortized cost basis at which the instruments were recorded in the financial statements. Debt security impairments in 2010 and 2009 included similar impairment write-downs on certain asset-backed securities in addition to impairment losses on several corporate debt securities.

Equity impairments represent mark-to-market write-downs on various equity holdings. Since the Company’s equity holdings are immaterial individually and in the aggregate, its administrative practice is to impair equity security holdings when market value declines are more than 50% below cost basis.

The mortgage loan valuation write-down in 2010 principally involves a New Orleans, Louisiana property whose value was negatively impacted by Hurricane Katrina. The write-down reflects an adjustment to a newly provided appraisal of the property. The mortgage loan valuation write-down in 2009 relates to a property located in Steubenville, Ohio.  The Company accepted a deed in lieu of foreclosure on this property during 2010 and converted the loan to foreclosed real estate as of December 31, 2010.   The real estate valuation write-down principally pertains to property located in Fort Smith, Arkansas. The Company had a letter of intent to sell the property at December 31, 2010 and adjusted the carrying value associated with the offer. The Company subsequently sold the property in January 2011.

Benefits and Expenses. The following details benefits and expenses.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Life and other policy benefits	$46,494	52,929	48,997
Amortization of deferred policy acquisition costs	133,088	96,449	115,163
Universal life and annuity contract interest	232,788	266,603	242,816
Other operating expenses	77,541	55,448	92,192

Totals	$489,911	471,429	499,168

Life and other policy benefits - Life and other policy benefits include death claims of $29.8 million, $32.9 million and $30.2 million for 2011, 2010 and 2009, respectively. While death claim amounts are subject to variation from period to period, the Company’s mortality experience has generally been consistent with or better than its product pricing assumptions. In January 2010, the country of Haiti, where the Company is licensed to sell its products, sustained a severe earthquake in its major city of Port-au-Prince. Death claims received by the Company as a result of this incident approximated $3.1 million after reinsurance and are included in life and other policy benefits for 2010.

The Company has been implementing new actuarial reserving systems the past several years that will enhance its ability to provide estimates used in establishing future policy liabilities, monitor the deferred acquisition costs and deferred sales inducement assets as well as support other actuarial processes within the Company. The Company has been installing a vendor software product for use in calculating the GAAP reserve liability for future policy benefits of its products. The vendor system provides actuarial formula calculations producing refined estimates of reserves in accordance with GAAP. The previous reserving system produced estimated liabilities on state regulated actuarial formulas which were supplemented with adjustments in order to produce GAAP reserve estimates. The Company elected to purchase and install the new reserving system as growth in its lines of businesses created a need for more refined and controlled actuarial reserve computations in accordance with GAAP. The implementation of these new reserving systems for specific blocks of business began in the second quarter of 2009 and the final blocks of business were completed in the fourth quarter of 2011. As the Company applied these new systems to a line of business, current reserving assumptions were reviewed and updated as appropriate.

During the year ended December 31, 2009, loss recognition testing was performed on certain products that were converted to the new reserving system leading to an unlocking of historical assumptions which resulted in an increase of $11.6 million in reserves and policy benefit expenses. Specifically, the Company unlocked assumptions for discount interest rates which accounted for $7.8 million of the increase as well as mortality assumptions which accounted for the remaining $3.8 million.

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

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense for 2011, 2010 and 2009.

	Years Ended December 31,
Increase (Decrease) in DPAC Balance	2011	2010	2009
	(In thousands)

Unlocking	$(9,143)	(2,700)	(5,243)
True-up	(8,740)	(4,117)	(8,432)

Totals	$(17,883)	(6,817)	(13,675)

As noted previously in the discussion of the Company's net investment income, investment yields have been declining precipitously the past several years in tandem with intervention by the Federal Reserve and its policies to aid the economy in recovering from the financial crisis of 2008-2009. These policies have depressed interest rate levels to historical lows. In the fourth quarter of 2011, the Federal Reserve announced it's intention to maintain interest rates at current levels for at least the next couple of years in order to promote further economic recovery. As a result of this announced intention, the Company reevaluated it's assumptions concerning future investment portfolio yield rates and concluded that an unlocking of assumptions was required to incorporate the anticipated lowering of investment yields and its impact upon future investment spreads and profitability.  The unlocking adjustment increased DPAC amortization expense by $9.1 million and reduced DPAC asset balances for deferred annuities and universal life by a like amount.

During 2010 a correction was made to a surrender charge assumption for future years on one deferred annuity product line. This change resulted in an unlocking adjustment that increased the current period’s DPAC amortization expense (decreased DPAC balance) by $2.7 million.  As the amount of the correction was determined to have occurred over the course of multiple previously reported periods, it was concluded that the amount of the correction was immaterial to the financial results reported in any of these periods, as well as the current period.

An unlocking adjustment was recorded in 2009 which resulted in an increase to amortization expense of $5.2 million.  This unlocking adjustment was based upon changes to future mortality assumptions reflecting current experience studies and assumption changes regarding the level of future policy maintenance expenses. Mortality experience is monitored regularly and future mortality assumptions are unlocked when a continued trend in actual mortality experience deviates from current assumptions and is expected to continue. Although not a prediction of future impact, prior period mortality assumption unlocking experience of the Company has resulted in changes of the DPAC balance between $2.0 million and $(7.5) million in the period of the unlocking. Policy maintenance expenses are also reviewed regularly and future assumptions are unlocked when a continued trend in the actual policy maintenance expense deviates from the current assumptions. Although not a prediction of the impact of future changes in policy maintenance expense assumptions, similar unlocking of maintenance expense assumptions could result in DPAC balance changes between $1.5 million and $4.5 million.

While the Company is required to evaluate its emergence of profits continually, management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience.

True-up adjustments are recorded quarterly and the adjustments in 2011, 2010 and 2009 relate to changes in expense ratios, partial surrender rates, mortality rates, credited interest rates and earned rates for the current year’s experience. The true-up adjustments by line of business were as shown in the following table.

	Years Ended December 31,
True-up Adjustments	2011	2010	2009
	(In thousands)

Annuities	$(7,777)	(6,454)	(5,056)
International life	(582)	2,910	(1,530)
Domestic life	(381)	(573)	(1,846)

Totals	$(8,740)	(4,117)	(8,432)

With the growth in the Company's annuity block of business over the past few years, the dollar amount of true-up adjustments for this line are larger on a nominal basis.

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

The Company's approximated average credited rates, excluding and including equity-indexed products, were as follows:

	December 31,			December 31,
	2011	2010	2009	2011	2010	2009
	(Excluding equity-indexed products)			(Including equity-indexed products)

Annuity	4.23%	3.23%	2.83%	3.99%	3.93%	4.11%
Interest sensitive life	3.17%	4.01%	3.80%	5.04%	5.25%	6.83%

Contract interest including equity-indexed products also encompasses the performance of the derivative component of the Company's equity-indexed products. As previously noted, the market performance of these derivative features resulted in net realized and unrealized loss of $33.3 million in 2011 and net realized and unrealized gains of $16.6 million and $45.3 million in 2010 and 2009, respectively.

In the fourth quarter of 2011, the Company evaluated its excess benefit reserve calculations for a closed block of two-tier annuity contracts using the computational tools available with the upgraded reserving system discussed above. Changes in estimates for the block of business were implemented extending the benefit period and changing annuitization assumptions. As a result of these estimate changes, the Company recorded an additional contract reserve liability of $19.2 million which is included in contract interest for the year ended December 31, 2011.

Contract interest in 2010 also includes $16.7 million of policy credits added in conjunction with the settlement of a class action lawsuit. See additional comments in “Other Operating Expenses” below.

Other operating expenses - The levels of operating expenses shown for the three years in the table above vary due to the accounting for a lawsuit in 2009 and 2010. As discussed in Item 3. Legal Proceedings, during 2009 the Company recorded additional operating expense of $22.4 million related to an accrual for pending legal matters involving a class action lawsuit. At the time of the accrual, the characteristics of an ultimate payout amount could not be determined.  During 2010, the Company settled the lawsuit which defined the components of the settlement amount between policyholder benefits and operating expenses. This resulted in the Company decreasing operating expense by $16.7 million and reclassifying the amount as annuity contract interest.  As the amount had been entirely accrued, there was no net effect on pretax earnings but it did produce a reduction in other operating expense in the 2010 results.

Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and compensation costs. These are summarized in the table that follows.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

General insurance expense	$21,282	4,694	45,758
Nursing home expenses	21,046	20,056	14,946
Compensation expense	19,285	20,210	21,442
Commission expense	11,279	6,781	6,395
Taxes, licenses and fees	4,649	3,707	3,651

Totals	$77,541	55,448	92,192

In addition to legal expense activity, general insurance expense includes amortization expense associated with capitalized system costs. The Company has been involved in major information system initiatives to enhance actuarial, accounting, policy acquisition, and policy administration processes. Costs related to these systems are capitalized during the development process and then amortized once they are placed into service and used in operations. Amortization expense in association with these system implementations was $3.3 million, $2.6 million, and $2.1 million in 2011, 2010, and 2009, respectively. The increasing trend in amortization expense is attributable to additional functionality being placed into operation during the period.

Nursing home expenses include the Company's two facilities in Reno, Nevada and San Marcos, Texas. The increase in nursing home expense between 2009 and 2010 reflects the commencement of operations for the San Marcos facility during the second quarter of 2009.

Compensation expense includes share based compensation costs for the Company’s stock option plans related to outstanding vested and unvested stock options. As these costs vary in tandem with the Company's Class A common share price as a result of marking the stock options to fair value under the liability method of accounting, the related expense amount could be positive or negative in any given period. For the three years shown, share based compensation expense totaled $(2.6) million in 2011, $(0.1) million in 2010 and $1.6 million in 2009. The fluctuation in expense reflects the market price decline in the Company’s Class A common stock as of the reporting dates.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings from continuing operations for the years ended December 31, 2011, 2010 and 2009 is provided below.  The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (loss):
2011	$460	17,674	20,253	13,299	51,686
2010	(912)	21,722	34,316	14,212	69,338
2009	426	14,663	25,460	8,294	48,843

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$30,387	27,622	34,414
Net investment income	16,980	17,226	19,498
Other revenues	69	167	25

Total premiums and other revenue	47,436	45,015	53,937

Benefits and expenses:
Life and other policy benefits	11,636	13,484	13,884
Amortization of deferred policy acquisition costs	11,467	9,352	16,423
Universal life insurance contract interest	9,760	10,643	9,014
Other operating expenses	13,890	12,839	13,968

Total benefits and expenses	46,753	46,318	53,289

Segment earnings (loss) before Federal income taxes	683	(1,303)	648

Federal income taxes (benefit)	223	(391)	222

Segment earnings (loss)	$460	(912)	426

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

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Universal life insurance revenues	$29,607	26,787	32,993
Traditional life insurance premiums	5,509	5,960	6,378
Reinsurance premiums	(4,729)	(5,125)	(4,957)

Totals	$30,387	27,622	34,414

The Company’s domestic life insurance in force has been declining since 2008 resulting in lower universal life contract revenue charges. The pace of new policies issued has lagged the number of policies terminating from death or surrender by roughly a six-to-one rate over the three years shown. The number of domestic life insurance policies has declined from 69,700 at December 31, 2009 to 66,000 at December 31, 2010 and to 62,900 at December 31, 2011.

As noted above, universal life insurance revenues include surrender charge fees assessed upon surrender of life insurance contracts. The higher level of universal life insurance revenues during 2009 is partially due to a higher level of surrender charge fees assessed. During the latter part of 2008, the Company’s internal checking and monitoring procedures detected potential instances of rebating in certain geographic markets and instituted commission caps and other preventive procedures to discourage this practice. Although not illegal in these markets, the practice of rebating is particularly prone to large face amount policies not renewing premium payments beyond the initial year of the policy. The level of 2009 surrender charge fee revenues reflects some of this activity. The level of life insurance volume lapsed at a rate in excess of 18% during 2009. However, this rate declined to 11.2% in 2010 and further to 7.1% in 2011.

Premiums collected on universal life products are not reflected as revenues in the Company's consolidated statements of earnings in accordance with GAAP.  Actual domestic universal life premiums are detailed below.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Universal life insurance:
First year and single premiums	$27,571	11,672	13,640
Renewal premiums	19,643	21,025	21,978

Totals	$47,214	32,697	35,618

The Company’s efforts over the past several years have been to attract new independent agents and to promote life products to improve domestic life sales. During 2011, the Company achieved some success in this regard with the number of new policies issued increasing 76% over the prior year, reversing a multi-year trend of declining activity. Sales the past two years have been substantially weighted toward single premium policies which do not have recurring premium payments.

Net investment income for this segment of business has been decreasing due to a lower level of investments needed to support active policies as a result of the decline in insurance in force. In addition, lower investment yields attained from debt security investment purchases has contributed to a lower level of investment income. The increase in policies issued during 2011 has served to arrest this declining trend after factoring out the gains and losses on index options purchased to back the obligations associated with equity-indexed universal life policies. A detail of net investment income for domestic life insurance operations is provided below.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Net investment income (excluding derivatives)	$17,126	16,827	18,117
Derivative gain (loss)	(146)	389	1,381

Net investment income	$16,980	17,216	19,498

As noted previously in the discussion of results from consolidated operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense for 2009, 2010 and 2011.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Increase (Decrease) in DPAC Balance
Unlocking	$(1,542)	—	(2,709)
True-up	(381)	(573)	(1,846)

Totals	$(1,923)	(573)	(4,555)

The unlocking adjustment in 2011 came about as the Company reevaluated it assumptions concerning future investment portfolio yield rates and concluded that an unlocking of assumptions was required to incorporate the anticipated lowering of investment yields and its impact upon future investment spreads and profitability. The unlocking adjustment in 2009 was made to adjust future assumptions concerning per policy maintenance expenses and mortality and accordingly increased DPAC amortization expense by $2.7 million during the period.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$98,021	98,092	104,016
Net investment income	36,806	38,667	44,540
Other revenues	354	358	68

Total premiums and other revenue	135,181	137,117	148,624

Benefits and expenses:
Life and other policy benefits	20,709	29,228	19,522
Amortization of deferred policy acquisition costs	29,415	21,828	41,849
Universal life insurance contract interest	36,674	36,369	45,868
Other operating expenses	22,131	18,651	19,048

Total benefits and expenses	108,929	106,076	126,287

Segment earnings before Federal income taxes	26,252	31,041	22,337

Federal income taxes	8,578	9,319	7,674

Segment earnings	$17,674	21,722	14,663

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance.  A comparative detail of premiums and contract revenues is provided below.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Universal life insurance revenues	$98,813	101,390	106,601
Traditional life insurance premiums	15,132	13,454	13,113
Reinsurance premiums	(15,924)	(16,752)	(15,698)

Totals	$98,021	98,092	104,016

The Company’s international life operations have been a significant factor in the Company’s overall earnings performance and represent a market niche where the Company believes it has a competitive advantage. A productive distribution force of independent broker agents and consultants has been developed given the Company’s longstanding reputation for supporting its international life products coupled with the instability of competing companies in international markets. In general, universal life revenues and operating earnings are anticipated to emerge with the amount of international life insurance in force. Over the past three years, the volume of insurance in force has grown from $16.2 billion at December 31, 2009 to $17.3 billion at December 31, 2010 and over $18.6 billion at December 31, 2011.

International universal life revenues also include surrender charges assessed upon surrender of contracts by policyholders. In the midst of the financial crisis the past few years, the Company’s international policyholders in particular exhibited concern regarding the developments in U.S. financial markets. This evidenced itself in the Company’s termination activity in its international life in force. During 2009, the Company incurred higher termination experience than is typical which resulted in recognition of increased surrender charge fee income. However, this level of termination activity has subsided over the past two years. The following table illustrates the Company’s international life termination experience over the past five years.

Volume In Force Terminations	Amount in $’s	Annualized Termination Rate
	(millions)

Year ended December 31, 2011	$1,465.1	7.3%
Year ended December 31, 2010	1,721.8	9.0%
Year ended December 31, 2009	2,423.2	13.0%
Year ended December 31, 2008	1,923.2	10.8%
Year ended December 31, 2007	1,674.3	10.2%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's consolidated statements of earnings in accordance with GAAP.  Actual international universal life premiums collected are detailed below.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Universal life insurance
First year and single premiums	$38,240	36,628	35,147
Renewal premiums	117,391	110,358	102,403

Totals	$155,631	146,986	137,550

The Company’s most popular international products have been its fixed-indexed universal life products in which policyholders can elect to have the interest rate credited to their policy account values linked in part to the performance of the S&P 500 Index®. Included in the totals in the above table are collected related premiums of $98.1 million, $90.2 million and $81.9 million for the years ended 2011, 2010 and 2009, respectively, associated with these fixed-indexed products.

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

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Net investment income (excluding derivatives)	$39,528	36,205	34,130
Derivative gain (loss)	(2,722)	2,462	10,410

Net investment income	$36,806	38,667	44,540

Life and policy benefits primarily consist of death claims on policies. The Company’s clientele for international products are wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts. In the year ended December 31, 2011, the average face amount of insurance purchased was approximately $364,000, an increase of approximately 6% over the previous year. Life and policy benefit expense for the international life segment reflects the larger policies purchased. In addition, the expense shown for 2010 includes death claims of approximately $3.1 million, after reinsurance, associated with the Haiti earthquake in January 2010.

As noted previously, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on international life insurance DPAC balances recorded through amortization expense for 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Increase (Decrease) in DPAC Balance
Unlocking	$(1,926)	—	(2,535)
True-up	(582)	2,910	(1,530)

Totals	$(2,508)	2,910	(4,065)

Similar to domestic life results, the unlocking adjustment in 2011 came about as the Company reevaluated it assumptions concerning future investment portfolio yield rates and concluded that an unlocking of assumptions was required to incorporate the anticipated lowering of investment yields and its impact upon future investment spreads and profitability. In 2009, the Company recorded an unlocking adjustment of $2.5 million relative to changes in projected universal life per policy maintenance expenses and projected mortality assumptions that reduced the DPAC asset and increased amortization expense.

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

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$21,803	18,043	24,264
Net investment income	318,294	327,975	317,703
Other revenues	3,170	2,002	1,535

Total premiums and other revenue	343,267	348,020	343,502

Benefits and expenses:
Life and other policy benefits	14,149	10,217	15,666
Amortization of deferred policy acquisition costs	92,206	65,269	56,891
Annuity contract interest	186,354	219,591	187,934
Other operating expenses	20,474	3,905	44,227

Total benefits and expenses	313,183	298,982	304,718

Segment earnings before Federal income taxes	30,084	49,038	38,784

Federal income taxes	9,831	14,722	13,324

Segment earnings	$20,253	34,316	25,460

Premiums and contract charges primarily include surrender charge income with lesser amounts for recognition of deferred revenues relating to immediate or payout annuities.

Deposits collected on annuity contracts are not reflected as revenues in the Company's consolidated statements of earnings in accordance with GAAP.  Actual annuity deposits collected are detailed below.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Fixed-indexed annuities	$902,613	900,301	488,352
Other deferred annuities	458,692	510,332	325,959
Immediate annuities	29,685	20,378	23,266

Totals	$1,390,990	1,431,011	837,577

Fixed-indexed products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since the Company does not offer variable products or mutual funds, fixed-indexed products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-indexed annuity deposits as a percentage of total annuity deposits were 65%, 63% and 58% for the years ended December 31, 2011, 2010 and 2009, respectively. The recovery in equity markets that began during 2009 did not manifest itself in terms of increased fixed-indexed sales until the latter part of 2009.

As a selling inducement, many annuity products include a first year premium or interest rate bonus in addition to the base first year deposit interest rate.  These bonuses are credited to the policyholder account but are deferred by the Company and amortized over future periods. The amount deferred was approximately $46.7 million, $51.1 million and $36.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

A detail of net investment income for annuity operations is provided below.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Net investment income (excluding derivatives)	$348,761	314,214	284,149
Derivative gain (loss)	(30,467)	13,761	33,554

Net investment income	$318,294	327,975	317,703

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

Life and policy benefits for the annuity segment includes reserves established for contracts in a payout mode with or without life contingencies. The actuarial reserving systems that the Company implemented included this block of policies and they were converted to the new reserving system during 2009. As a part of this process historical assumptions pertaining to interest rates and mortality assumptions were “unlocked” for the block of policies resulting in an increase of $11.6 million in reserves and policy benefit expenses in 2009. As the Company’s block of annuity business grows more contracts convert to a payout status and reserves are established for those policies. Additionally, during the fourth quarter the Company added $19.2 million of reserves to a closed block of annuity business with higher minimum guaranteed interest rates as a result of extending the assumed benefit period beyond that previously used.

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for 2009, 2010 and 2011.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Increase (Decrease) in DPAC Balance
Unlocking	$(5,675)	(2,700)	—
True-up	(7,777)	(6,454)	(5,056)

Totals	$(13,452)	(9,154)	(5,056)

As previously noted the unlocking adjustment in 2011 came about as the Company reevaluated it assumptions concerning future investment portfolio yield rates and concluded that an unlocking of assumptions was required to incorporate the anticipated lowering of investment yields and its impact upon future investment spreads and profitability. During 2010 the Company unlocked for a change in projected surrender charge rates on certain fixed rate annuities that reduced DPAC (and increased amortization expense) by $2.7 million. Unlocking was not done during the year ended December 31, 2009.

The true-up adjustments in 2011, 2010 and 2009 relate to changes in policy lapse or termination rates, expense levels and credit rates compared to anticipated experience and are reflected in current period amortization expense.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge the Company's fixed-indexed annuities. The detail of fixed-indexed annuity contract interest as compared to contract interest for all other annuities is as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Fixed-indexed annuities	$78,831	153,331	150,062
All other annuities	124,523	95,353	60,891

Gross contract interest	203,354	248,684	210,953
Bonus interest deferred and capitalized	(46,708)	(51,089)	(36,747)
Bonus interest amortization	29,708	21,996	13,728

Total contract interest	$186,354	219,591	187,934

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

Other Operations

National Western's primary business encompasses its domestic and international life insurance operations and its annuity operations.  However, the Company also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $0.8 million, $2.8 million and $0.8 million of operating earnings in 2011, 2010, and 2009, respectively. The increase in earnings from 2009 to 2010 reflects the commencement of operations of the San Marcos, TX facility in the middle of calendar year 2009.  The decline in earnings in 2011 reflects reductions in Medicare and Medicaid reimbursement rates as governmental entities address their budget deficit conditions. Other operations revenue also includes gross income distributions from a life interest in a trust approximating $4 million per year which is included in a subsidiary company.

INVESTMENTS

General

The Company's investment philosophy emphasizes the careful handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of December 31, 2011 and 2010.  The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.

	December 31, 2011		December 31, 2010
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$8,250,316	96.3	$7,352,393	95.6
Mortgage loans	157,460	1.8	141,247	1.8
Policy loans	74,967	0.9	78,448	1.0
Derivatives, index options	30,844	0.4	80,284	1.0
Real estate	19,220	0.2	20,088	0.3
Equity securities	16,546	0.2	15,230	0.2
Other	15,252	0.2	9,481	0.1

Totals	$8,564,605	100.0	$7,697,171	100.0

The Company’s investment portfolio increased 11% to $8.6 billion at December 31, 2011 compared to $7.7 billion at December 31, 2010 due to positive cash flows from operating and financing activities.  The primary driver of the increase was another strong annuity sales year. As in 2010, approximately $1.4 billion in annuity deposits were collected in 2011.  Although lesser in scope, the increase in investments includes improved security fair market values (for debt securities categorized as "available for sale" and reported at fair value on the consolidated balance sheet) as a result of a decline in interest rates and, to a lesser extent, credit spread tightening.  The unrealized gain position of the Company’s securities available for sale portfolio, which is reported at fair market value, increased from $168.5 million at December 31, 2010 to $202.3 million at December 31, 2011.

Derivatives, index options are call options purchased to hedge the interest crediting mechanism associated with the Company's fixed-index universal life and annuity policies. These options are reported on the balance sheet at fair value in accordance with GAAP. As previously discussed in the Results of Operations section of this Item 7, the unrealized loss position of options held at December 31, 2011 ($61.3 million) was approximately $39 million larger than that at December 31, 2010 ($22.2 million).

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

	December 31, 2011		December 31, 2010
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$4,289,680	52.0	$3,559,508	48.4
Mortgage-backed securities	2,258,706	27.4	2,141,867	29.1
Public utilities	1,045,387	12.6	1,077,314	14.7
States & political subdivisions	362,252	4.4	331,731	4.5
U.S. Agencies	205,464	2.5	154,265	2.1
Asset-backed securities	56,178	0.7	64,878	0.9
Foreign governments	30,712	0.4	20,921	0.3
U.S. Treasury	1,937	—	1,909	—

Totals	$8,250,316	100.0	$7,352,393	100.0

Substantially all of the Company’s investable cash flows are directed toward the purchase of debt securities.  The Company’s investment policy calls for investing in debt securities that are investment grade, meet quality and yield objectives, and provide adequate liquidity for obligations to policyholders.  Debt securities with intermediate maturities are targeted by the Company as they more closely match the intermediate nature of the Company’s policy liabilities and provide an appropriate strategy for managing cash flows.  Debt securities purchased to fund insurance company operations are summarized below.

	Year Ended December 31
	2011	2010
	(Dollars in thousands)

Cost of acquisitions	$1,410,389	$1,559,154
Average S&P quality	AA-	AA-
Effective annual yield	4.18%	4.45%
Spread to treasuries	1.43%	1.35%
Effective duration	7.1 years	6.8 years

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

	December 31, 2011		December 31, 2010
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA and U.S. government	$173,176	2.0	$2,452,648	33.4
AA	3,067,454	37.2	551,572	7.5
A	2,078,808	25.2	1,722,300	23.4
BBB	2,784,711	33.8	2,482,373	33.7
BB and other below investment grade	146,167	1.8	143,500	2.0

Totals	$8,250,316	100.0	$7,352,393	100.0

As a result of rating agencies reducing the sovereign credit rating of the United States from "AAA" to "AA" during 2011, U.S. debt securities held by the Company and shown in the AAA level at December 31, 2010 have been moved to the AA level in the amounts shown for December 31, 2011. National Western does not purchase below investment grade securities. The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands except percentages)

December 31, 2011	$144,131	146,466	140,590	1.7%

December 31, 2010	$136,076	143,500	139,306	1.9%

The Company's percentage of below investment grade securities compared to total invested assets at December 31, 2011 decreased from the year-end 2010 percentage primarily due to certain issues held being upgraded to investment grade levels during the year and purchases of new securities.  The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of December 31, 2011 are summarized below, including 2011 and 2010 fair values for comparison. The Company is continually monitoring developments in these industries that may affect security valuation issues.

	Below Investment Grade Debt Securities
Industry Category	Amortized Cost 2011	Carrying Value 2011	Fair Value 2011	Fair Value 2010
	(In thousands)

Retail	$9,334	8,478	8,478	23,230
Telecommunications	5,688	7,863	7,863	9,050
Asset-backed securities	11,662	12,039	12,498	13,738
Mortgage-backed	8,354	8,173	8,173	8,607
Transportation	—	415	415	491
Manufacturing	54,742	54,792	55,210	22,680
Banking/finance	42,531	42,531	35,927	49,789
Other	11,820	11,875	12,026	11,721

Totals	$144,131	146,166	140,590	139,306

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

Certain European countries have experienced varying degrees of financial stress. Risks from the continued debt crisis in Europe could continue to disrupt financial markets and have a detrimental impact on global conditions as well as on sovereign and non-sovereign obligations.The Company has no exposure to the sovereign debt of Portugal, Ireland, Italy, Greece or Spain. These countries in particular are experiencing significant economic, fiscal and political strains that increase the likelihood of default for these countries. Additionally, the Company has no exposure to the debt of financial institutions domiciled in these countries.

However, the Company does have exposure to the debt of non-financial companies in these countries. The following table shows bond holdings at December 31, 2011 of non-financial companies that are domiciled in Portugal, Ireland, Italy, Greece or Spain held in the available for sale and held to maturity debt security portfolios.

Securities Available for Sale

Company	S&P Rating	Book Value 2011	Fair Value 2011	Country Domiciled
	(In thousands)

Covidien	A	$14,258	15,357	Ireland
CRH	BBB+	19,011	19,514	Ireland
Telecom Italia	BBB	14,989	14,312	Italy
Telefonica	BBB+	19,899	20,023	Spain

Totals		$68,157	69,206

Securities Held to Maturity

Company	S&P Rating	Book Value 2011	Fair Value 2011	Country Domiciled
	(In thousands)

Coca-Cola HBC	A-	$4,023	4,394	Greece
EDP	BBB	17,193	14,276	Portugal
Enel	A-	19,903	18,783	Italy
Finmeccanica	BBB-	15,028	12,280	Italy
Iberdrola Finance	A-	2,887	2,930	Spain

Totals		$59,034	52,663

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

During the twelve months ended December 31, 2011 the Company recorded other-than-temporary impairment credit related write-downs on debt securities totaling $0.1 million and $0 million on equity securities. See Note 3, Investments Debt and Equity Securities, of the accompanying consolidated financial statements for further discussion.

As of April 1, 2009, the Company adopted the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss. See Note 1, Summary of Significant Accounting Policies, and Note 3, Investments, in the accompanying consolidated financial statements for further discussion.  Since adoption of this new guidance, the Company recognized $10.4 million of other-than-temporary impairments; of which $0.4 million was deemed credit related and recognized as realized investment losses in earnings, and $10.0 million was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at December 31, 2011, approximately 30% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	December 31, 2011
	Fair Value	Amortized Cost	Unrealized Gains
	(In thousands)

Securities held to maturity:
Debt securities	$6,082,330	5,641,909	440,421
Securities available for sale:
Debt securities	2,608,407	2,416,148	192,259
Equity securities	16,546	6,502	10,044

Totals	$8,707,283	8,064,559	642,724

Asset-Backed Securities

The Company holds approximately $56.2 million in asset-backed securities as of December 31, 2011.  This portfolio includes $23.5 million of manufactured housing bonds and $32.7 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The Company holds one Alt-A security with a carrying value of $4.2 million.  The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The average FICO for an Alt-A borrower is approximately 715 compared to a score of 730 for a jumbo prime borrower.  The Company’s exposure to the Alt-A and subprime sectors is limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans.  The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities.  With the government intervention initiatives in 2009, the housing market began to show signs of stabilizing.  There was an improvement in the prices of subprime securities as the bond market also became more liquid.  All of the loans classified as Alt-A or subprime in the Company’s portfolio as of December 31, 2011 were underwritten prior to 2005 as noted in the table below.

	December 31, 2011		December 31, 2010
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$6,767	6,611	8,070	8,025
2002	492	740	480	576
2003	4,296	4,186	4,286	4,197
2004	21,123	19,931	21,941	21,043

Subtotal subprime	$32,678	31,468	34,777	33,841

Alt A:
2004	$4,223	4,223	4,056	4,056

As of December 31, 2011, 5 of the subprime securities were rated AAA, 2 were rated AA, 1 was rated A, 1 was rated BBB+ and 3 were rated CC.

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

The Company requires a minimum specified yield on mortgage loan investments.  The historically low interest rate environment of the past couple of years has resulted in fewer loan opportunities being available which met the Company's required rate of return. Consequently, new mortgage loan origination activity has been less significant in this time frame with $37.3 million and $68.5 million in total loans for the years 2011 and 2010, respectively.

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

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as most of these investments were acquired through mortgage loan foreclosures.  Due to bankruptcy filing in 2009, the Company foreclosed on one Circuit City related mortgage loan each during 2010 and 2009.  The Company also participates in several real estate joint ventures and limited partnerships that invest primarily in income-producing retail properties.  These investments have enhanced the Company's overall investment portfolio returns.

The Company held net investments in mortgage loans totaling $157.5 million and $141.2 million at December 31, 2011 and 2010, respectively.  The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2011		December 31, 2010
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$84,903	53.9	$69,222	49.0
New England	21,401	13.6	19,731	14.0
Mountain	15,922	10.1	16,632	11.8
Pacific	12,001	7.6	6,973	4.9
East South Central	10,411	6.6	5,468	3.9
East North Central	10,018	6.4	17,349	12.3
Middle Atlantic	2,195	1.4	2,280	1.6
South Atlantic	609	0.4	3,592	2.5

Totals	$157,460	100.0	$141,247	100.0

	December 31, 2011		December 31, 2010
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$93,310	59.3	$85,920	60.8
Hotel/Motel	25,679	16.3	24,334	17.2
Land/Lots	13,604	8.6	12,585	8.9
Apartments	11,103	7.1	9,181	6.5
Office	8,858	5.6	9,029	6.4
All other	4,906	3.1	198	0.2

Totals	$157,460	100.0	$141,247	100.0

	December 31, 2011		December 31, 2010
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$68,048	43.2	$48,966	34.7
50% to 60%	32,091	20.4	29,746	21.0
60% to 70%	25,692	16.3	22,769	16.1
70% to 80%	5,505	3.5	1,923	1.4
80% to 90%	—	0.0	—	0.0
Greater than 90%	26,124	16.6	37,843	26.8

Totals	$157,460	100.0	$141,247	100.0

(1)  Loan-to-Value Ratio using the most recent appraised value

The greater than 90% category is related to loans made with a long standing borrower which are backed by the investment property, contracted leases and the guarantee of the borrower.

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

The Company recognized valuation losses of $0.6 million, $0.4 million and $1.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The principal mortgage loan balance requiring the valuation allowance was $7.0 million, $7.0 million and $9.2 million in 2011, 2010, and 2009, respectively.  The amount of interest recorded while these loans were impaired was $0.3 million, $0.1 million and $0.3 million in 2011, 2010, and 2009, respectively.  The impairments were based on information which indicated that the Company may not collect all amounts in accordance with the mortgage agreement. While the Company closely monitors its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

The following table represents the mortgage loan allowance for the years ended December 31, 2011 and 2010:

	2011	2010
	(In thousands)

Balance, beginning of period	$3,962	5,033
Provision	609	385
Releases	—	(1,456)

Balance, end of period	$4,571	3,962

The Company does not recognize interest income on loans past due ninety days or more.  The Company had one mortgage loan past due six months or more with a principal balance totaling $7.0 million at December 31, 2011 and 2010.  There was no interest income not recognized in 2011, 2010 and 2009.

The contractual maturities of mortgage loan principal balances at December 31, 2011 and 2010 were as follows:

	December 31, 2011		December 31, 2010
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Principal Balance by Contractual Maturity:
Due in one year or less	$17,661	10.8	$3,724	2.5
Due after one year through five years	62,851	38.6	53,330	36.5
Due after five years through ten years	51,720	31.8	50,341	34.5
Due after ten years through fifteen years	9,423	5.8	17,075	11.7
Due after fifteen years	21,188	13.0	21,595	14.8

Totals	$162,843	100.0	$146,065	100.0

The Company's real estate investments total approximately $19.2 million at December 31, 2011 and $20.1 million at December 31, 2010, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of the Company.  The Company recognized operating income on these properties of approximately $1.6 million, $1.6 million and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment losses of $0.1 million in both 2011 and 2010 associated with these properties.  There was no recorded gain or loss in 2009.

Derivatives, Index Options

The Company offers fixed-indexed universal life and annuity products that guarantee the return of principal to policyholders and, at the policyholder’s election, credit interest based on a percentage gain in a specified market index, typically the S&P 500 Index® (policyholders may alternatively elect a fixed interest rate). Premiums and deposits received on these products are predominantly invested in investment grade fixed income securities with a portion used to purchase derivatives consisting of call options on the applicable market index to fund the index credits due to fixed-indexed policyholders. The call options purchased are one-year over-the-counter option contracts coinciding with the initial issuance of the policy and annual renewal periods in order to match the Company’s funding requirements for the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the annual index credit is reset and a new one-year call option is purchased to fund the next annual index credit.

Although the call options are employed to be effective hedges against the Company’s policyholder obligations from an economic standpoint, they do not meet the requirements for hedge accounting under GAAP. Accordingly, the call options are marked to fair value on each reporting date with the change in fair value, plus or minus, included as a component of net investment income. The change in fair value of the call options includes the gains or losses recognized at the expiration of the option term and the changes in fair value for open contracts.

The Company’s design of its fixed-indexed products incorporates a budget for the purchase of over-the-counter call options to fund the index credits due to policyholders. Management monitors current prices of these call options and manages the cost of purchases through the terms of the policy contracts. These terms permit the Company to change caps, participation rates, and asset fees, subject to guaranteed minimums, thus managing the cost of the call options quoted by counterparties. In addition, the Company's product terms allow for the Company to withdraw from offering a particular index option at any time effective on the next policy anniversary date.

The fair value of derivative instruments presented in the Company’s consolidated financial statements totaling $30.8 million at December 31, 2011 and $80.3 million at December 31, 2010 pertain to notional policyholder account values of $1.95 billion and $1.46 billion at December 31, 2011 and 2010, respectively, electing interest credits based upon applicable market index performance.

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

The correlation between fair values and interest rates for debt securities the past two years is reflected in the tables below.

	December 31,
	2011	2010
	(In thousands except percentages)

Debt securities - fair value	$8,690,737	7,634,209
Debt securities - amortized cost	$8,058,057	7,193,040

Fair value as a percentage of amortized cost	107.85%	106.13%
Unrealized gains at year-end	$632,680	441,169
Ten-year U.S. Treasury bond - increase (decrease) in yield for the year	(1.42)%	(0.54)%

	Unrealized Gains Balance
	Net Balance at December 31, 2011	Net Balance at December 31, 2010	Change in Net Balance
	(In thousands)

Debt securities held to maturity	$440,421	281,816	158,605
Debt securities available for sale	192,259	159,353	32,906

Totals	$632,680	441,169	191,511

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. During 2011, market interest rates of the ten-year U.S. Treasury bond decreased roughly 142 basis points from year end 2010. Liquidity in the corporate bond market during 2011 did not vary significantly from that in the previous year. As a result, the spread between corporate bonds and treasury securities remained relatively the same and did not influence the prices of the Company’s corporate bonds to further rise. However, the decrease in interest rate levels did insignificantly increase the unrealized gains by $191.5 million on a portfolio of approximately $8.3 billion at December 31, 2011.  The Company would expect similar results in the future from a significant upward or downward movement in market rates.  However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's financial results.

The Company manages interest rate risk principally through ongoing cash flow testing required for insurance regulatory purposes. Business models are used to perform cash flow testing under various commonly used stress test interest rate scenarios to determine if existing assets would be sufficient to meet projected liability outflows.  Sensitivity analysis allows the Company to measure the potential gain or loss in fair value of its interest-sensitive instruments and to protect its economic value and achieve a predictable spread between what is earned on invested assets and what is paid on liabilities. The Company seeks to minimize the impact of interest risk through surrender charges that are imposed to discourage policy surrenders. Interest rate changes can be anticipated in the computer models and the corresponding risk addressed by management actions affecting asset and liability instruments.  However, potential changes in the values of financial instruments indicated by hypothetical interest rate changes will likely be different from actual changes experienced, and the differences could be significant.

The Company has the ability to adjust interest rates, participation rates, and asset fees and caps, as applicable, in response to changes in investment portfolio yields for a substantial portion of its business in force. The ability to adjust these rates is subject to competitive forces in the market for the Company’s products. Surrender rates could increase and new sales could be negatively affected if crediting rates are not competitive with the rates offered on competing products offered by other insurance companies and financial service entities. The Company designs its products with features encouraging persistency. Interest sensitive life and annuity products have surrender and withdrawal penalty provisions. Depending on the products, surrender charge rates on annuity contracts sold or in force range up to 25% and surrender charge periods up to 15 years. Typically, surrender charge rates gradually decrease each year the contract is in force.

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

The following table profiles the Company’s insurance liabilities at December 31, 2011 for annuities, deposit-type contracts and supplementary contracts with life contingencies by surrender and discretionary withdrawal characteristics.

	December 31, 2011
	Amount	%
	(In thousands)

Subject to discretionary withdrawal:
With market value adjustment	$1,869,974	28.6
With surrender charge of 5% or more	3,854,855	58.8
With surrender charge of 5% or less	354,215	5.4
Not subject to discretionary withdrawal	472,000	7.2

Total	$6,551,044	100.0

Interest Rate Sensitivity

The following table illustrates the market risk sensitivity of the Company's interest rate-sensitive assets.  The table shows the effect of a change in interest rates on the fair value of the portfolio using models that measure the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

	Fair Values of Assets Changes in Interest Rates in Basis Points
	-100	0	+100	+200	+300
	(In thousands)

Debt and equity securities	$9,065,694	8,707,283	8,322,180	7,922,643	7,529,301
Mortgage loans	165,251	158,958	153,129	147,716	142,674
Other loans	17,352	16,780	16,239	15,726	15,240
Derivatives	29,818	30,844	31,876	32,906	33,933

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

Mortgage and other loans were modeled by discounting scheduled cash flows through the scheduled maturities of the loans, starting with interest rates currently being offered for similar loans to borrowers with similar credit ratings.  Policy loans were modeled by discounting estimated cash flows using U.S. Treasury Bill interest rates as the base rates at December 31, 2011. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts and incorporate both Company experience and mortality assumptions associated with such contracts.

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

The Company's market risk liabilities, which include policy liabilities for annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described.  As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of a 100 basis point decrease and increases in increments of 100 basis points in the U.S. Treasury yield curve as of December 31, 2011.  The potential impact on net earnings from these interest rate changes are summarized below.

	Changes in Interest Rates in Basis Points
	-100	+100	+200	+300
	(In thousands)

Impact on net earnings	$(1,505)	1,576	2,285	2,423

These estimated impacts in earnings are net of tax effects and the estimated effects of deferred policy acquisition costs.

The above described scenarios produce estimated changes in cash flows as well as cash flow reinvestment projections.  Estimated cash flows in the Company's model assume cash flow reinvestments, which are representative of the Company's current investment strategy.  Calls and prepayments include scheduled maturities and those expected to occur which would benefit the security issuers.  Assumed policy surrenders consider differences and relationships between credited interest rates and market interest rates as well as surrender charges on individual policies.  The impact to earnings also includes the expected effects on amortization of deferred policy acquisition costs.  The model considers only annuity and supplemental contracts in force at December 31, 2011, and does not consider new product sales or the possible impact of interest rate changes on sales.

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

In connection with the Company’s use of call options to hedge the equity return component of its fixed-indexed annuity and life products, the Company is exposed to the risk that a counterparty fails to perform under terms of the option contract. The Company purchases one-year option contracts from multiple counterparties and evaluates the creditworthiness of all counterparties prior to the purchase of the contracts. For consideration in contracting with a counterparty the rating required by the Company is a Standard & Poor’s credit rating of “A” or higher and a Moody’s rating of “A2” or higher. Accordingly, all options are purchased from nationally recognized financial institutions with a demonstrated performance for honoring their financial obligations and possessing substantial financial capacity. In addition, each counterparty is required to execute a credit support agreement obligating the counterparty to provide collateral to the Company when the fair value of the Company’s exposure to the counterparty exceeds specified amounts. The amount of collateral to be provided is based upon a sliding scale tied to the credit rating of the counterparty (the higher the credit rating of the counterparty the higher the threshold of exposure before collateral is to be provided). At the highest credit rating level the maximum counterparty net exposure not subject to collateral support is $20 million. This net exposure level declines as the counterparty credit rating declines and ultimately is $0 at a rating of “BBB+”. Counterparty credit ratings and credit exposure are monitored continuously by the Company’s Investment department with adjustments to collateral levels managed as incurred under the credit support agreements.

The Company’s net exposure to loss due to credit risk if the option counterparties failed to completely perform according to the terms of the one-year contracts is as follows at December 31, 2011 and 2010.

		December 31, 2011
	Moody/	Fair	Collateral	Net
Counterparty	S&P Rating	Value	Held	Exposure
		(In thousands)

Credit Suisse	Aa1/A+	$8,881	8,472	409
Wells Fargo	Aa3/AA-	8,106	—	8,106
Bank of America	A2/A	7,192	1,824	5,368
Barclays Bank	Aa3/A+	2,585	—	2,585
BNP Paribas	Aa3/AA-	2,312	—	2,312
JPMorgan Chase	Aa1/A+	1,768	1	1,767

		$30,844	10,297	20,547

		December 31, 2010
	Moody/	Fair	Collateral	Net
Counterparty	S&P Rating	Value	Held	Exposure
		(In thousands)

Credit Suisse	Aa1/A+	$27,261	21,901	5,360
Wells Fargo	Aa2/AA	14,554	—	14,554
Barclays Bank	Aa3/AA-	14,266	4,182	10,084
Bank of America	Aa3/A+	11,997	7,198	4,799
JPMorgan Chase	Aa1/AA-	7,230	2,180	5,050
BNP Paribas	Aa2/AA	4,950	—	4,950
SunTrust Bank	A3/BBB+	26	500	—

		$80,284	35,961	44,797

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds.  To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities.  Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company.  The approach of matching asset and liability durations and yields requires an appropriate mix of investments.  Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.  The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs.  There were no borrowings outstanding under the line of credit at December 31, 2011.

A primary liquidity concern for life insurers is the risk of an extraordinary level of early policyholder withdrawals.  The Company includes provisions within its annuity and universal life insurance policies, such as surrender and market value adjustments, that help limit and discourage early withdrawals.  The following table sets forth withdrawal characteristics of the Company's annuity reserves and deposit liabilities (based on statutory liability values) as of the dates indicated.

	December 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
	(In thousands except percentages)

Not subject to discretionary withdrawal provisions	$472,000	7.2%	$452,689	7.8%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	1,869,974	28.6%	1,713,174	29.6%
At contract value less current surrender charge of 5% or more	3,854,855	58.8%	3,254,810	56.1%

Subtotal	6,196,829	94.6%	5,420,673	93.5%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	354,215	5.4%	376,006	6.5%

Total annuity reserves and deposit liabilities	$6,551,044	100.0%	$5,796,679	100.0%

The actual amounts paid by product line in connection with surrenders and withdrawals for the years ended December 31 are noted in the table below.

	2011	2010	2009
	(In thousands)

Product Line:
Traditional Life	$3,574	4,679	5,327
Universal Life	41,902	44,427	55,861
Annuities	468,032	384,067	359,903

Total	$513,508	433,173	421,091

The above contractual withdrawals, as well as the level of surrenders experienced, were generally consistent with the Company's assumptions in asset-liability management, and the associated cash outflows did not have an adverse impact on overall liquidity. The nominal increase in annuity dollar outflows coincides with a growing block of business which added $2.8 billion in deposits during the past two years. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Cash flow projections and tests under various market interest rate scenarios are also performed to assist in evaluating liquidity needs and adequacy.  The Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $245 million, $179 million, and $138 million in 2011, 2010, and 2009, respectively.  The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $812 million, $911 million, and $1,050 million in 2011, 2010, and 2009, respectively. Cash flows from security maturities, redemptions, and prepayments were amplified over the last three years due to the decline in interest rates.  These cash flow items could be reduced if interest rates rise in 2012.  Net cash flows from the Company's universal life and annuity deposit product operations totaled $663 million, $856 million, and $337 million in 2011, 2010, and 2009, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of December 31, 2011, the Company had no commitments beyond its normal operating and investment activities.  The Company has declared and paid an annual dividend on its common shares since 2005 although its practice remains to substantially reinvest earnings internally to finance the development of new business. Despite the fact the Company's market price of its Class A common shares has been trading at a substantial discount to the book value for several years, there are no imminent plans for the Company to repurchase its shares as the Board of Directors has adopted a strategic policy of building a strong capital base to maintain high financial strength ratings and the ability to take competitive advantages as they arise.  The capacity to pay dividends is limited by law in the state of Colorado to earned profits (statutory unassigned surplus).  At December 31, 2011, the maximum amount legally available for distribution without further regulatory approval is $91.9 million.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Operating lease obligations (1)	$—	—	—	—	—
Life claims payable (2)	64,525	64,525	—	—	—
Other long-term reserve liabilities reflected on the balance sheet under GAAP (3)	9,062,472	885,881	1,687,189	1,475,014	5,014,388

Total	$9,126,997	950,406	1,687,189	1,475,014	5,014,388

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

In March 2008, the FASB issued new guidance to require companies with derivative instruments to disclose information about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance became effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company adopted it on January 1, 2009 with no material impact on the consolidated financial statements.  Please see Note 14, Fair Values of Financial Instruments, of the accompanying consolidated financial statements for additional information pertaining to this guidance.

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

On April 9, 2009, the FASB issued new guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly.  This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability, and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009.  As further discussed in Note 14, Fair Values of Financial Instruments, of the accompanying consolidated financial statements, the adoption of this guidance did not have a material impact on the Company’s consolidated financial condition and results of operations.

On April 9, 2009, the FASB issued new guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It was effective for the Company as of June 30, 2009 and did not have a significant impact on the consolidated financial position or results of operations.  See Note 14, Fair Values of Financial Instruments, of the accompanying consolidated financial statements for additional disclosures.

On April 9, 2009, the FASB issued new guidance which amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational, and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance was effective for the Company as of June 30, 2009. The impact of its adoption is discussed in Note 3, Investments, of the accompanying consolidated financial statements.

On May 28, 2009, the FASB issued new guidance establishing general standards of accounting for the disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued.  It was effective for the Company as of June 30, 2009 and did not have a significant impact on the consolidated financial position or results of operations. See Note 18, Subsequent Events, of the accompanying consolidated financial statements for additional disclosures.

On June 12, 2009, the FASB issued new guidance that changes the way entities account for securitizations and special purpose entities. The guidance is effective as of the beginning of the Company’s first annual reporting period beginning after November 15, 2009 and did not have a significant impact on the consolidated financial position, results of operations or disclosures.

During July 2010, the FASB issued new guidance that requires additional disclosures related to an entity’s financing receivables and the nature of its credit risks related to financing receivables.  The effective date is for interim and annual periods ending after December 15, 2010.  The adoption of this guidance was effective December 31, 2010.  See Note 3, Investments, of the accompanying consolidated financial statements for additional disclosures.

During October 2010, the FASB issued new guidance affecting insurance companies that incur costs in the acquisition of new and renewal insurance contracts.  The guidance addresses the diversity in practice regarding the interpretation for which costs relating to the acquisition of new or renewal business qualifies for deferral.  The new guidance specifies the acquisition costs which are capitalizable and those which must be expensed.  The effective date is for interim and annual periods ending after December 15, 2011.  The Company is currently evaluating the impact of this guidance on the consolidated financial statements. See Note 1, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements for additional disclosures.

During January 2011, the FASB issued new guidance which defers the effective date of disclosures about troubled debt restructurings in Accounting Standards Update No. 2010-20.  The new anticipated effective date is for interim and annual periods ending after June 15, 2011.  The adoption of this guidance will not have a significant impact on the consolidated financial statements.

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

Correction of Errors

During 2011, it was discovered that compensation costs associated with the exercise of stock options under the Company's stock and incentive plans had been recorded incorrectly during 2010 and 2009. The associated cumulative amount of $239,000 was not material to either 2010 or 2009 and the Company recorded the amount as an adjustment to retained earnings as of December 31, 2011.

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

Internal controls over financial reporting change as the Company modifies and enhances its systems and processes to meet business needs.  Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.  While changes have taken place in internal controls during the year ended December 31, 2011, there have been no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

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

Management's Report on Internal Control Over Financial Reporting

The management of National Western Life Insurance Company ("Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Under the supervision and participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 was conducted based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on the Company's assessment under the criteria of this framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting change as the Company modifies and enhances its systems and processes to meet business needs.  Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.  While changes have taken place in internal controls during the year ended December 31, 2011, there have been no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

National Western Life Insurance Company:

We have audited National Western Life Insurance Company’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, National Western Life Insurance Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Western Life Insurance Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Austin, Texas
March 15, 2012

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2011 which has not been previously reported.

PART III

The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 21, 2012 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2011.

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

Exhibit 10(cf)	-	National Western Life Insurance Company Non-Qualified Deferred Compensation Plan As Amended and Restated Effective as of January 1, 2009 (Exhibit 10(cf) to Form 10-K dated December 31, 2008).

Exhibit 10(cg)	-	First Amendment to The National Western Life Insurance Company Pension Plan As Amended and Restated Effective as of January 1, 2007 (Exhibit 10(cg) to Form 10-K dated December 31, 2008).

Exhibit 10(ch)	-	Amended National Western Life Insurance Company Group Excess Benefit Plan, effective May 1, 2009 (Exhibit 10(ch) to Form 10-Q dated March 31, 2009).

Exhibit 10(ci)	-	Revolving Credit Loan Agreement with Moody National Bank (Exhibit 10(ci) to 8-K dated August 31, 2009).

Exhibit 10(cj)	-	National Western Life Insurance Company 2010 Executive Officer Bonus Program (Exhibit 10(cj) to 8-K dated December 16, 2009).

Exhibit 10(ck)	-	National Western Life Insurance Company 2010 Domestic Marketing Officer Bonus Program (Exhibit 10(ck) to 8-K dated December 16, 2009).

Exhibit 10(cl)	-	National Western Life Insurance Company 2010 International Marketing Officer Bonus Program (Exhibit 10(cl) to 8-K dated December 16, 2009).

Exhibit 10(cm)	-	National Western Life Insurance Company 2010 Officer President Bonus Program (Exhibit 10(cm) to 8-K dated December 16, 2009).

Exhibit 10(cn)	-	Master Service Agreement between National Western Life Insurance Company and Flexible Architecture and Simplified Technology, Inc. dated March 30, 2010 (Exhibit 10(cn) to 8-K dated March 30, 2010).

Exhibit 10(co)	-	Amended National Western Life Insurance Company Pension Plan, effective January 1, 2008. (Exhibit 10(co) to 10-Q dated March 31, 2010).

Exhibit 10(cp)	-
Management/Consultant Agreement dated March 29, 2000 by and between Regent Care Operations, Limited Partnership and Regent Management Services, Limited Partnership. (Exhibit 10(cp) to Form 10-K /A dated December 31, 2010).

Exhibit 10(cq)	-
Management Agreement dated October 1, 2008 by and between Regent Care San Marcos B-3, Limited Partnership and Regent Management Services, Limited Partnership. (Exhibit 10(cq) to Form 10-K /A dated December 31, 2010).

Exhibit 10(cr)	-
Administrative Services Only Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company (ANICO) pertaining to ANICO Excess Benefit Plan. (Exhibit 10(cr) to Form 10-K /A dated December 31, 2010).

Exhibit 10(cs)	-
Premium Payment Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company (ANICO) pertaining to ANICO Excess Benefit Plan. (Exhibit 10(cs) to Form 10-K /A dated December 31, 2010).

Exhibit 10(ct)	-
Administrative Services Only Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company (ANICO) pertaining to ANICO Excess Benefit Plan. (Exhibit 10(ct) to Form 10-K /A dated December 31, 2010).

Exhibit 10(cu)	-
Premium Payment Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company (ANICO) pertaining to ANICO Excess Benefit Plan. (Exhibit 10(cu) to Form 10-K /A dated December 31, 2010).

Exhibit 10(cv)	-	National Western Life Insurance Company 2011 Executive Officer Bonus Program (Exhibit 10(cv) to 8-K dated December 16, 2010).

Exhibit 10(cw)	-	National Western Life Insurance Company 2011 Domestic Marketing Officer Bonus Program (Exhibit 10(cw) to 8-K dated December 16, 2010).

Exhibit 10(cx)	-	National Western Life Insurance Company 2011 International Marketing Officer Bonus Program (Exhibit 10(cx) to 8-K dated December 16, 2010).

Exhibit 10(cy)	-	National Western Life Insurance Company 2011 Officer President Bonus Program (Exhibit 10(cy) to 8-K dated December 16, 2010).

Exhibit 10(cz)	-	National Western Life Insurance Company 2012 Executive Officer Bonus Program (Exhibit 10(cz) to 8-K dated December 14, 2011).

Exhibit 10(da)	-	National Western Life Insurance Company 2012 Domestic Marketing Officer Bonus Program (Exhibit 10(da) to 8-K dated December 14, 2011).

Exhibit 10(db)	-	National Western Life Insurance Company 2012 International Marketing Officer Bonus Program (Exhibit 10(db) to 8-K dated December 14, 2011).

Exhibit 10(dc)	-	National Western Life Insurance Company 2012 Officer President Bonus Program (Exhibit 10(dc) to 8-K dated December 14, 2011).

Exhibit 21	-	Subsidiaries of the Registrant.

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

We have audited the accompanying consolidated balance sheets of National Western Life Insurance Company and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of earnings, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and V. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Western Life Insurance Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments in 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Western Life Insurance Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
Austin, Texas
March 15, 2012

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(In thousands)

ASSETS	2011	2010

Investments:
Securities held to maturity, at amortized cost (fair value: $6,082,330 and $5,259,332)	$5,641,909	4,977,516
Securities available for sale, at fair value (amortized cost: $2,422,650 and $2,221,579)	2,624,953	2,390,107
Mortgage loans, net of allowance for possible losses ($4,571 and $3,962)	157,460	141,247
Policy loans	74,967	78,448
Derivatives, index options	30,844	80,284
Other long-term investments	34,472	29,569

Total Investments	8,564,605	7,697,171

Cash and short-term investments	119,290	80,332
Deferred policy acquisition costs	722,542	691,939
Deferred sales inducements	155,753	143,844
Accrued investment income	87,875	79,720
Federal income tax receivable	—	427
Other assets	77,934	80,515

	$9,727,999	8,773,948

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(In thousands except share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	2011	2010

LIABILITIES:
Future policy benefits:
Universal life and annuity contracts	$8,023,798	7,108,599
Traditional life and annuity contracts	139,657	139,182
Other policyholder liabilities	151,308	151,526
Deferred Federal income tax liability	46,481	57,857
Federal income tax payable	5,962	—
Other liabilities	84,008	97,993

Total liabilities	8,451,214	7,555,157

COMMITMENTS AND CONTINGENCIES (Notes 4, 7, and 9)

STOCKHOLDERS' EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,434,766 and 3,429,241 shares issued and outstanding in 2011 and 2010	3,435	3,429
Class B - $1 par value; 200,000 shares authorized, issued, and outstanding in 2011 and 2010	200	200
Additional paid-in capital	37,767	37,140
Accumulated other comprehensive income	53,176	50,408
Retained earnings	1,182,207	1,127,614

Total stockholders' equity	1,276,785	1,218,791

	$9,727,999	8,773,948

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2011, 2010 and 2009
(In thousands except per share amounts)

	2011	2010	2009

Premiums and other revenue:
Universal life and annuity contract charges	$132,133	127,192	145,651
Traditional life and annuity premiums	18,078	16,565	17,043
Net investment income	391,034	401,383	393,531
Other revenues	25,439	25,377	17,348
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(1,752)	(729)	(13,847)
Portion of OTTI losses recognized in other comprehensive income	1,613	—	8,326
Net OTTI losses recognized in earnings	(139)	(729)	(5,521)
Other net investment gains	6,202	6,204	354
Total net realized investment gains (losses)	6,063	5,475	(5,167)

Total revenues	572,747	575,992	568,406

Benefits and expenses:
Life and other policy benefits	46,494	52,929	48,997
Amortization of deferred policy acquisition costs	133,088	96,449	115,163
Universal life and annuity contract interest	232,788	266,603	242,816
Other operating expenses	77,541	55,448	92,192

Total benefits and expenses	489,911	471,429	499,168

Earnings before Federal income taxes	82,836	104,563	69,238

Federal income taxes	27,209	31,666	23,754

Net earnings	$55,627	72,897	45,484

Basic Earnings Per Share:
Class A	15.74	20.67	12.90
Class B	7.87	10.33	6.45

Diluted Earnings Per Share:
Class A	15.73	20.61	12.87
Class B	7.87	10.33	6.45

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2011, 2010 and 2009
(In thousands)

	2011	2010	2009

Net earnings	$55,627	72,897	45,484

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	10,955	33,417	82,686
Net unrealized liquidity gains (losses)	(215)	600	(3,312)
Reclassification adjustment for net amounts included in net earnings	(4,365)	(2,566)	2,756
Amortization of net unrealized (gains) losses related to transferred securities	27	9	(34)

Net unrealized gains (losses) on securities	6,402	31,460	82,096

Foreign currency translation adjustments	(217)	(308)	(73)

Benefit plans:
Amortization of net prior service cost and net gain	(3,417)	1,496	1,095

Other comprehensive income (loss)	2,768	32,648	83,118

Comprehensive income (loss)	$58,395	$105,545	128,602

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Years Ended December 31, 2011, 2010 and 2009 (In thousands)

	2011	2010	2009

Common stock:
Balance at beginning of period	$3,629	3,626	3,626
Shares exercised under stock option plan	6	3	—

Balance at end of period	3,635	3,629	3,626

Additional paid-in capital:
Balance at beginning of period	37,140	36,680	36,680
Shares exercised under stock option plan	627	460	—

Balance at end of period	37,767	37,140	36,680

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	62,499	31,639	(53,770)
Change in unrealized gains (losses) during period	6,617	30,860	85,409

Balance at end of period	69,116	62,499	31,639

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(2,713)	(2,751)	—
Cumulative effect of change in accounting principle (See Note 1)	—	—	(507)
Amortization	33	38	43
Other-than-temporary impairments	360	—	(2,287)

Balance at end of period	(2,320)	(2,713)	(2,751)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	—	(562)	—
Other-than-temporary impairments	(608)	—	(581)
Recoveries	—	562	19

Balance at end of period	(608)	—	(562)

Foreign currency translation adjustments:
Balance at beginning of period	2,585	2,893	2,966
Change in translation adjustments during period	(217)	(308)	(73)
Balance at end of period	2,368	2,585	2,893

		(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Years Ended December 31, 2011, 2010 and 2009 (In thousands)

	2011	2010	2009

Benefit plan liability adjustment:
Balance at beginning of period	(11,963)	(13,459)	(14,554)
Amortization of net prior service cost and net gain	(3,417)	1,496	1,095

Balance at end of period	(15,380)	(11,963)	(13,459)

Accumulated other comprehensive income (loss) at end of period	53,176	50,408	17,760
Retained earnings:
Balance at beginning of period	1,127,614	1,055,987	1,011,265
Cumulative effect of change in accounting principle, net of tax (See Note 1)	—	—	507
Correction of an error (see Note 1)	239	—	—
Net earnings	55,627	72,897	45,484
Stockholder dividends	(1,273)	(1,270)	(1,269)

Balance at end of period	1,182,207	1,127,614	1,055,987

Total stockholders' equity	$1,276,785	1,218,791	1,114,053

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011, 2010 and 2009
(In thousands)

	2011	2010	2009

Cash flows from operating activities:
Net earnings	$55,627	72,897	45,484
Adjustments to reconcile net earnings to net cash provided by operating activities:
Universal life and annuity contract interest	232,788	266,603	242,816
Surrender charges and other policy revenues	(4,251)	(35,350)	(54,588)
Realized (gains) losses on investments	(6,082)	(6,932)	4,145
Accrual and amortization of investment income	(2,915)	(2,380)	(2,095)
Depreciation and amortization	792	2,386	(502)
(Increase) decrease in value of derivatives	33,335	(16,612)	(93,085)
(Increase) decrease in deferred policy acquisition and sales inducement costs	(65,073)	(124,191)	(34,348)
(Increase) decrease in accrued investment income	(8,155)	(8,148)	(6,699)
(Increase) decrease in other assets	3,637	(18,523)	(8,544)
Increase (decrease) in liabilities for future policy benefits	24,245	38,775	(4,361)
(Decrease) increase in other policyholder liabilities	(219)	22,597	35,037
(Decrease) increase in Federal income tax liability	(7,971)	(6,023)	(23,898)
(Decrease) increase in other liabilities	(11,104)	(6,230)	37,415
Other, net	111	(1)	748

Net cash provided by operating activities	244,765	178,868	137,525

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	—	—	—
Securities available for sale	19,522	32,545	19,781
Other investments	5,183	4,779	1,920
Proceeds from maturities and redemptions of:
Securities held to maturity	640,620	833,157	958,491
Securities available for sale	171,852	78,175	91,378
Derivatives, index options	82,204	80,497	56,808
Purchases of:
Securities held to maturity	(1,311,122)	(1,633,597)	(1,245,032)
Securities available for sale	(387,203)	(359,365)	(243,824)
Derivatives, index options	(65,029)	(54,254)	(41,718)
Other investments	(10,903)	(2,212)	(21,245)
Principal payments on mortgage loans	19,534	21,943	11,533
Cost of mortgage loans acquired	(35,980)	(63,762)	(21,551)
(Increase) decrease in policy loans	3,481	(112)	941

Net cash used in investing activities	(867,841)	(1,062,206)	(432,518)

(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Years Ended December 31, 2011, 2010 and 2009
(In thousands)

	2011	2010	2009

Cash flows from financing activities:
Dividends on common stock	$(1,273)	(1,270)	(1,269)
Deposits to account balances for universal life and annuity contracts	1,476,657	1,499,830	900,773
Return of account balances on universal life and annuity contracts	(813,766)	(643,911)	(563,371)
Issuance of common stock under stock option plan	633	463	—

Net cash provided by (used in) financing activities	662,251	855,112	336,133

Effect of foreign exchange	(217)	(308)	(70)

Net increase (decrease) in cash and short-term investments	38,958	(28,534)	41,070
Cash and short-term investments at beginning of year	80,332	108,866	67,796

Cash and short-term investments at end of year	$119,290	80,332	108,866

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$—	40	33
Income taxes	31,331	40,850	47,659

Noncash operating activities:
Deferral of sales inducements	232,788	28,985	22,917

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

Impaired loans are those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected.  The Company has identified these loans through its normal loan review procedures.  Impaired loans include: 1) nonaccrual loans, 2) loans which are 90 days or more past due, unless they are well secured and are in the process of collection, and 3) other loans which management believes are impaired.  Impaired loans are measured based on: 1) the present value of expected future cash flows discounted at the loan's effective interest rate, 2) the loan's observable market price, or 3) the fair value of the collateral if the loan is collateral dependent.  Substantially all of the Company's impaired loans are measured at the fair value of the collateral.  In limited cases, the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.

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

The Company does not elect hedge accounting relative to derivative instruments. The derivatives are reported at fair value in the accompanying consolidated financial statements.  Changes in the values of the index options and changes in the policyholder liabilities are both reflected in the statement of earnings.  Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in values, are reflected as net investment income in the statement of earnings.  Any changes relative to the embedded derivatives associated with policy contracts are reflected in contract interest in the consolidated statement of earnings.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although there is credit risk in the event of nonperformance by counterparties to the indexed options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings.  In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which may further reduce the Company's credit exposure.  At December 31, 2011 and 2010, the fair values of indexed options owned by the Company totaled $30.8 million and $80.3 million, respectively.

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

Under GAAP, commissions, sales inducements, and certain expenses related to policy issuance and underwriting, all of which vary with and are related to the production of new business, are deferred. For traditional products, these costs are amortized over the premium-paying period of the related policies in proportion to the ratio of the premium earned to the total premium revenue anticipated, using the same assumptions as to interest, mortality, and withdrawals as were used in calculating the liability for future policy benefits. For universal life and annuity contracts, these costs are amortized in relation to the present value of expected gross profits on these policies.  The Company evaluates the recoverability of deferred policy acquisition and sales inducement costs on a quarterly basis.  In this evaluation, the Company considers estimated future gross profits or future premiums, as applicable for the type of contract.  The Company also considers expected mortality, interest earned and credited rates, persistency, and expenses.

A summary of information relative to deferred policy acquisition costs is provided in the table below.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Deferred policy acquisition costs, beginning of year	$691,939	626,440	701,984

Policy acquisition costs deferred:
Agents' commissions	171,763	184,616	121,138
Other	9,755	7,185	5,758

Total costs deferred	181,518	191,801	126,896

Amortization of deferred policy acquisition costs	(133,088)	(96,449)	(115,163)
Adjustments for unrealized (gains) losses on investment securities	(17,827)	(29,853)	(87,277)

Deferred policy acquisition costs, end of year	$722,542	691,939	626,440

The FASB has issued new guidance, effective in calendar year 2012 for the Company, specifying policy acquisition costs which may be deferred and amortized. The Company is evaluating the impact of this guidance on its deferrable policy acquisition costs and currently estimates that it will decrease annual policy acquisition costs deferred in the range of $4 million to $6 million.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of information relative to deferred sales inducements is provided in the table below.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Deferred sales inducements, beginning of year	$143,844	122,232	120,955

Sales inducement costs deferred	46,709	51,093	36,755
Amortization of sales inducements	(29,819)	(22,108)	(13,838)
Adjustments for unrealized (gains) losses on investment securities	(4,981)	(7,373)	(21,640)

Deferred sales inducements, end of year	$155,753	143,844	122,232

Amortization of deferred policy acquisition costs increased to $133.1 million the year ended December 31, 2011 compared to $96.4 million reported in 2010, and $115.2 million in 2009.  An unlocking adjustment in the fourth quarter of 2011 to incorporate lower future portfolio yield rate assumptions increased DPAC amortization $9.1 million. An unlocking adjustment was recorded in the 2009 year which resulted in an increase of amortization of $5.2 million.  This unlocking adjustment was based upon changes to future mortality assumptions reflecting current experience studies and assumption changes to future policy maintenance expenses.  There were no unlocking adjustments in 2010.  True-up adjustments were also recorded in 2011, 2010 and 2009 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year’s experience resulting in $8.7 million, $4.1 million and $8.4 million increases in amortization, respectively.

Under GAAP, the liability for future policy benefits on traditional products has been calculated using assumptions as to future mortality (based on the 1965-1970 and 1975-1980 Select and Ultimate mortality tables), interest ranging from 4% to 8%, and withdrawals based on Company experience. For universal life and annuity contracts, the liability for future policy benefits represents the account balance. Fixed-index products combine features associated with traditional fixed annuities and universal life contracts, with the option to have interest rates linked in part to an equity index.  In accordance with GAAP guidance, the equity return component of such policy contracts must be identified separately and accounted for as embedded derivatives.  The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity or universal life contracts. The host contracts are accounted for under GAAP guidance provisions that require debt instrument type accounting.  The host contracts are recorded as discounted debt instruments that are accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates. The embedded derivatives are recorded at fair value.

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

A summary of direct premiums and deposits collected is provided below.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Annuity deposits	$1,390,990	1,431,011	837,577
Universal life insurance deposits	202,774	179,682	173,167
Traditional life and other premiums	20,978	19,385	19,580

Totals	$1,614,742	1,630,078	1,030,324

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

7.  Compensation costs related to the Company’s share based compensation plans are recognized in income based on intrinsic value at each reporting date under statutory accounting, whereas under GAAP these costs are determined using the fair value method.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. The table below provides the Company’s net gain from operations, net income, unassigned surplus (retained earnings) and capital and surplus (stockholder’s equity), on the statutory basis used to report to regulatory authorities for the years ended December 31.

	2011	2010	2009
	(In thousands)

Net gain from operations before Federal and foreign income taxes	$78,283	106,966	140,226

Net income	53,901	76,954	72,944

Unassigned surplus	859,074	821,097	763,134

Capital and surplus	922,522	878,451	817,042

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

In March 2008, the FASB issued new guidance to require companies with derivative instruments to disclose information about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance became effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company adopted it on January 1, 2009 with no material impact on the consolidated financial statements.  Please see Note 14, Fair Values of Financial Instruments, of the accompanying consolidated financial statements for additional information pertaining to this guidance.

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

On April 9, 2009, the FASB issued new guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly.  This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability, and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009.  As further discussed in Note 14, Fair Values of Financial Instruments, of the accompanying consolidated financial statements, the adoption of this guidance did not have a material impact on the Company’s consolidated financial condition and results of operations.

On April 9, 2009, the FASB issued new guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It was effective for the Company as of June 30, 2009 and did not have a significant impact on the consolidated financial position or results of operations.  See Note 14, Fair Values of Financial Instruments, of the accompanying consolidated financial statements for additional disclosures.

On April 9, 2009, the FASB issued new guidance which amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational, and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance was effective for the Company as of June 30, 2009. The impact of its adoption is discussed in Note 3, Investments, of the accompanying consolidated financial statements.

On May 28, 2009, the FASB issued new guidance establishing general standards of accounting for the disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued.  It was effective for the Company as of June 30, 2009 and did not have a significant impact on the consolidated financial position or results of operations. See Note 18, Subsequent Events, of the accompanying consolidated financial statements for additional disclosures.

On June 12, 2009, the FASB issued new guidance that changes the way entities account for securitizations and special purpose entities. The guidance is effective as of the beginning of the Company’s first annual reporting period beginning after November 15, 2009 and did not have a significant impact on the consolidated financial position, results of operations or disclosures.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During July 2010, the FASB issued new guidance that requires additional disclosures related to an entity’s financing receivables and the nature of its credit risks related to financing receivables.  The effective date is for interim and annual periods ending after December 15, 2010.  The adoption of this guidance was effective December 31, 2010.  See Note 3 Investments, of the accompanying consolidated financial statements for additional disclosures.

During October 2010, the FASB issued new guidance affecting insurance companies that incur costs in the acquisition of new and renewal insurance contracts.  The guidance addresses the diversity in practice regarding the interpretation for which costs relating to the acquisition of new or renewal business qualifies for deferral.  The new guidance specifies the acquisition costs which are capitalizable and those which must be expensed.  The effective date is for interim and annual periods ending after December 15, 2011.  The Company is currently evaluating the impact of this guidance on the consolidated financial statements. See Note 1, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements for additional disclosures.

During January 2011, the FASB issued new guidance which defers the effective date of disclosures about troubled debt restructurings in Accounting Standards Update No. 2010-20.  The new anticipated effective date is for interim and annual periods ending after June 15, 2011.  The adoption of this guidance will not have a significant impact on the consolidated financial statements.

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

As a result of the review and analysis during the second quarter of 2009, the Company recorded a net of tax opening balance adjustment that increased retained earnings in the amount of $0.5 million and increased accumulated other comprehensive loss in the amount of $0.5 million.

Correction of Errors

During 2011, it was discovered that compensation costs associated with the exercise of stock options under the Company's stock and incentive plans had been recorded incorrectly during 2010 and 2009. The associated cumulative amount of $239,000 was not material to either 2010 or 2009 and the Company recorded the amount as an adjustment to retained earnings as of December 31, 2011.

(2)  DEPOSITS WITH REGULATORY AUTHORITIES

The following assets were on deposit with state and other regulatory authorities as required by law, at the end of each year.

	December 31,
	2011	2010
	(In thousands)

Debt securities held to maturity	$14,913	15,467
Debt securities available for sale	1,304	690
Short-term investments	475	475

Totals	$16,692	16,632

(3)  INVESTMENTS

(A)  Investment Income

The major components of net investment income are as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Gross investment income:
Debt securities	$400,431	363,483	332,207
Mortgage loans	12,123	9,191	6,346
Policy loans	5,143	5,352	5,901
Derivative gains (losses)	(33,335)	16,612	45,345
Money market investments	273	631	116
Other investment income	7,438	8,494	6,982

Total investment income	392,073	403,763	396,897
Investment expenses	1,039	2,380	3,366

Net investment income	$391,034	401,383	393,531

The Company had real estate investments that were non-income producing for the preceding twelve months totaling $1.6 million, $3.2 million and $2.8 million at December 31, 2011, 2010 and 2009, respectively.

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

The Company requires a minimum specified yield on mortgage loan investments.  The historically low interest rate environment of the past couple of years has resulted in fewer loan opportunities being available which met the Company's required rate of return. Consequently, new mortgage loan origination activity has been less significant in this time frame with $37.3 million and $68.5 million in total loans for the years 2011 and 2010, respectively.

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

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as most of these investments were acquired through mortgage loan foreclosures.  Due to bankruptcy filing in 2009, the Company foreclosed on one Circuit City related mortgage loan each during 2010 and 2009.  The Company also participates in several real estate joint ventures and limited partnerships that invest primarily in income-producing retail properties.  These investments have enhanced the Company's overall investment portfolio returns.

The Company held net investments in mortgage loans totaling $157.5 million and $141.2 million at December 31, 2011 and 2010, respectively.  The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2011		December 31, 2010
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Geographic Region:
West South Central	$84,903	53.9	$69,222	49.0
New England	21,401	13.6	19,731	14.0
Mountain	15,922	10.1	16,632	11.8
Pacific	12,001	7.6	6,973	4.9
East South Central	10,411	6.6	5,468	3.9
East North Central	10,018	6.4	17,349	12.3
South Atlantic	609	0.4	3,592	2.5
Middle Atlantic	2,195	1.4	2,280	1.6

Totals	$157,460	100.0	$141,247	100.0

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011		December 31, 2010
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Property Type:
Retail	$93,310	59.3	$85,920	60.8
Hotel/Motel	25,679	16.3	24,334	17.2
Land/Lots	13,604	8.6	12,585	8.9
Apartments	11,103	7.1	9,181	6.5
Office	8,858	5.6	9,029	6.4
All other	4,906	3.1	198	0.2

Totals	$157,460	100.0	$141,247	100.0

	December 31, 2011		December 31, 2010
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$68,048	43.2	$48,966	34.7
50% to 60%	32,091	20.4	29,746	21.0
60% to 70%	25,692	16.3	22,769	16.1
70% to 80%	5,505	3.5	1,923	1.4
80% to 90%	—	0.0	—	0.0
Greater than 90%	26,124	16.6	37,843	26.8

Totals	$157,460	100.0	$141,247	100.0

(1)  Loan-to-Value Ratio using the most recent appraised value.

The greater than 90% category is related to loans made with a long standing borrower which are backed by the investment property, contracted leases and the guarantee of the borrower.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized valuation losses of $0.6 million, $0.4 million and $1.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The principle balance requiring the valuation allowance was $7.0 million, $7.0 million and $9.2 million in 2011, 2010, and 2009, respectively.  The amount of interest recorded while these loans were impaired was $0.3 million, $0.1 million and $0.3 million in 2011, 2010, and 2009, respectively.  The impairments were based on information which indicated that the Company may not collect all amounts in accordance with the mortgage agreement. While the Company closely monitors its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

The following table represents the mortgage loan allowance for the years ended December 31, 2011 and 2010:

	2011	2010
	(In thousands)

Balance, beginning of period	$3,962	5,033
Provision	609	385
Releases	—	(1,456)

Balance, end of period	$4,571	3,962

The Company does not recognize interest income on loans past due ninety days or more.  The Company had one mortgage loan past due six months or more with a principal balance totaling $7.0 million at December 31, 2011 and 2010.  There was no interest income not recognized in 2011, 2010 and 2009.

The contractual maturities of mortgage loan principal balances at December 31, 2011 and 2010 were as follows:

	December 31, 2011		December 31, 2010
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Principal Balance by Contractual Maturity:
Due in one year or less	$17,661	10.8	$3,724	2.5
Due after one year through five years	62,851	38.6	53,330	36.5
Due after five years through ten years	51,720	31.8	50,341	34.5
Due after ten years through fifteen years	9,423	5.8	17,075	11.7
Due after fifteen years	21,188	13.0	21,595	14.8

Totals	$162,843	100.0	$146,065	100.0

The Company's real estate investments totaled approximately $19.2 million at December 31, 2011 and $20.1 million at December 31, 2010, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of the Company.  The Company’s real estate holdings are reflected in other long-term investments in the accompanying consolidated financial statements.  The Company records real estate at the lower of cost or fair value less estimated cost to sell, which is determined on an individual asset basis.  The Company recognized operating income on these properties of approximately $1.6 million, $1.6 million and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment losses of $0.1 million in 2011 and 2010 associated with these properties.  There was no recorded net realized gain or loss in 2009.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C)  Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2011.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. Agencies	$205,464	3,519	(330)	208,653

U.S. Treasury	1,937	648	—	2,585

States and political subdivisions	358,364	27,338	(280)	385,422

Foreign governments	9,979	927	—	10,906

Public utilities	685,989	77,060	(4,498)	758,551

Corporate	2,258,640	195,551	(14,483)	2,439,708

Mortgage-backed	2,082,650	155,413	(29)	2,238,034

Home equity	23,815	439	(1,649)	22,605

Manufactured housing	15,071	876	(81)	15,866

Totals	$5,641,909	461,771	(21,350)	6,082,330

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents amortized costs and fair values of securities available for sale at December 31, 2011.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$4,042	16	(170)	3,888

Foreign governments	20,145	588	—	20,733

Public utilities	327,794	32,511	(907)	359,398

Corporate	1,881,735	155,144	(5,839)	2,031,040

Mortgage-backed	163,856	12,389	(189)	176,056

Home equity	10,887	30	(2,054)	8,863

Manufactured housing	7,689	740	—	8,429
	2,416,148	201,418	(9,159)	2,608,407

Equity private	195	7,923	—	8,118

Equity public	6,307	2,266	(145)	8,428

Totals	$2,422,650	211,607	(9,304)	2,624,953

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

In addition, the Company is exposed to credit risk which is continually monitored relating to security holdings.  Credit risk is the risk that an issuer of a security will not be able to fulfill their obligations relative to a security payment schedule.  The Company has reviewed relative information for all issuers in an unrealized loss position at December 31, 2011 including market pricing history, credit ratings, analyst reports, as well as data provided by the issuers themselves.  The Company then made a determination on each specific issuer relating to other-than-temporary impairment.  For the securities that have not been impaired at December 31, 2011, the Company intends to hold these securities until recovery in fair value and expects to receive all amounts due relative to principal and interest.

The Company held below investment grade debt securities totaling $146.2 million and $143.5 million at December 31, 2011 and 2010, respectively. These amounts represent 1.7% and 1.9% of total invested assets for December 31, 2011 and 2010, respectively.  Below investment grade holdings are the result of downgrades subsequent to purchase, as the Company only invests in high quality securities with ratings quoted as investment grade.  Below investment grade securities generally have greater default risk than higher rated corporate debt.  The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2011, the Company recorded net realized gains totaling $6.2 million related to the disposition of investment securities.  The net realized gains included $0.1 million of losses for other-than-temporary impairment write-downs on investments in debt securities. For the years ended December 2010 and 2009, the Company recorded realized losses totaling $0.7 million and $5.1 million, respectively, for other-than-temporary impairment write-downs on investments in debt securities.

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2011.

	Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. Government agencies	$24,985	(16)	27,010	(314)	51,995	(330)

State and political subdivisions	805	(82)	17,117	(198)	17,922	(280)

Public utilities	26,509	(1,388)	17,242	(3,110)	43,751	(4,498)

Corporate bonds	199,934	(7,215)	95,975	(7,268)	295,909	(14,483)

Mortgage-backed	23,256	(29)	—	—	23,256	(29)

Home equity	—	—	11,660	(1,649)	11,660	(1,649)

Manufactured housing	—	—	2,436	(81)	2,436	(81)

Total temporarily impaired securities	$275,489	(8,730)	171,440	(12,620)	446,929	(21,350)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2011.

	Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
State and political subdivisions	$—	—	2,257	(170)	2,257	(170)

Public utilities	19,314	(907)	—	—	19,314	(907)

Corporate bonds	100,584	(4,009)	20,944	(1,830)	121,528	(5,839)

Mortgage-backed	3,950	(189)	—	—	3,950	(189)

Home equity	—	—	5,351	(2,054)	5,351	(2,054)

Manufactured housing	—	—	—	—	—	—
	123,848	(5,105)	28,552	(4,054)	152,400	(9,159)

Equity public	722	(84)	299	(61)	1,021	(145)

Total temporarily impaired securities	$124,570	(5,189)	28,851	(4,115)	153,421	(9,304)

Liquidity in the bond market improved in 2011 as economic and market conditions started to stabilize.  Although the unrealized losses declined substantially in 2011, there continues to be uncertainty in the bond markets regarding the economic recovery and some unrealized losses remain in the Company’s portfolio.  The Company does not consider these investments to be other-than-temporarily impaired because the Company does not intend to sell these securities until recovery in fair value and expects to receive all amounts due relative to principal and interest.

The Company does not consider securities to be other-than-temporarily impaired where the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality where we anticipate a recovery of all amounts due under the contractual terms of the security and have the intent and ability to hold until recovery or maturity.  Based on the Company’s review in concert with the Company’s ability and intent to hold these securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

Debt securities. The gross unrealized losses for debt securities are made up of 96 individual issues, or 8.4% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 95.2%.  Of the 96 securities, 42, or approximately 43.8%, fall in the 12 months or greater aging category; and 82 were rated investment grade at December 31, 2011.  Additional information on debt securities by investment category is summarized below.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. treasury.  No securities had a gross unrealized loss.

U.S. government agencies.  4 securities had unrealized losses.  All are rated AA+.

State and political subdivisions.  The unrealized losses on these investments are the result of holdings in 19 securities.  Of these securities, all are rated A or above except 3 which are rated BBB and Baa.  Based on these facts and the Company's intent to hold to maturity, no other-than-temporary loss was recognized as of December 31, 2011.

Foreign governments.  No securities had a gross unrealized loss.

Public utilities.  Of the 9 securities, all are rated BBB or above except for 1, which is rated B+.  At this time, the Company does not consider any of these unrealized losses as other-than-temporary.

Corporate bonds. Corporate securities with unrealized losses are reviewed based on monitoring procedures described previously; including review of the amount of the unrealized loss, the length of time that the issue has been in an unrealized loss position, credit ratings, analyst reports, and recent issuer financial information.  A total of 54 securities had unrealized losses; with 10 issues rated below investment grade. More extensive analysis was performed on these 10 issues.  The European debt crisis and lack of liquidity in the high yield market caused a slight increase in unrealized losses during the fourth quarter of 2011. Based on the analysis performed, none of the unrealized losses are considered other-than-temporarily impaired at December 31, 2011.

Mortgage-backed securities. Of the 4 securities, all are rated AA+ except 1, which is rated CCC.  The Company generally purchases these investments at a discount relative to their face amount and it is expected that the securities will not be settled at a price less than the stated par.  Because the decline in market value is attributable to the current illiquidity in the market and not credit quality, and because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, and based on the lack of adverse changes in expected cash flows, the Company does not consider these AA+ rated investments and 1 CCC rated investment to be other-than-temporarily impaired at December 31, 2011.

Home equity. Of the 5 securities, 3 are rated AAA, 1 is rated AA, and 1 is rated CC.  The Company performs a quarterly cash flow analysis on asset-backed securities that are rated below AA.  Based on the lack of adverse changes in expected cash flows, these securities are not considered other-than-temporarily impaired at December 31, 2011.

Manufactured housing.  1 security has an unrealized loss. It is rated Ba.  Based on lack of adverse changes in expected cash flows, the security is not considered other-than-temporarily impaired.

Equity securities.  The gross unrealized losses for equity securities are made up of 25 individual issues.  These holdings are reviewed quarterly for impairment.  None of the equity securities were considered other-than-temporarily impaired at December 31, 2011, in accordance with Company policy.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category, and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2010.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of investments in debt securities at December 31, 2011, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$107,922	109,535	197,464	198,391

Due after 1 year through 5 years	926,554	999,078	814,136	873,151

Due after 5 years through 10 years	1,180,741	1,287,780	2,210,034	2,418,842

Due after 10 years	18,499	18,666	298,739	315,441
	2,233,716	2,415,059	3,520,373	3,805,825

Mortgage and asset-backed securities	182,432	193,348	2,121,536	2,276,505

Total	$2,416,148	2,608,407	5,641,909	6,082,330

The Company uses the specific identification method in computing realized gains and losses.  The table below details the nature of realized gains and losses, excluding impairments, during the year.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$6,448	4,174	356
Realized losses on disposal	(1)	(153)	(280)
Held to maturity debt securities:
Realized gains on redemption	763	2,407	1,628
Realized losses on redemption	(853)	—	(19)
Equity securities realized gains	291	106	189
Real estate	(70)	(178)	(52)
Mortgage loans	(609)	(387)	(1,461)
Other	233	235	(7)

Totals	$6,202	6,204	354

Due to significant credit deterioration in 2010 and 2009, one bond from the held to maturity portfolio was transferred to available for sale and subsequently sold in 2010.  The sale resulted in an insignificant realized gain in 2010.  No transfers were made out of held to maturity to available for sale in 2011.

Except for U.S. government agency mortgage-backed securities, the Company had no other investments in any entity in excess of 10% of stockholders' equity at December 31, 2011 or 2010.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents net impairment losses recognized in earnings for the periods indicated.

	December 31,
	2011	2010	2009
	(In thousands)

Total other-than-temporary impairment losses on debt securities	$(1,738)	(670)	(13,491)
Portion of loss recognized in comprehensive income	1,613	—	8,386

Net impairment losses on debt securities recognized in earnings	(125)	(670)	(5,105)
Equity securities impairments	(14)	(59)	(416)

Totals	$(139)	(729)	(5,521)

For the year ended December 31, 2011, the Company recognized $1.7 million as other-than-temporary impairments on one held to maturity securities and two available for sale asset-backed security. The credit component of the impairment was determined to be the difference between amortized cost and the present value of the cash flows expected to be received, discounted at the original yield. The significant inputs used to project cash flows are estimated future prepayment rates, default rates and default loss severity.  Prior to adoption of the FASB guidance issued on April 9, 2009, the amount of impairment recognized in earnings was the difference between amortized cost and fair value.

For the year ended December 31, 2009, the Company recorded other-than-temporary impairment write-downs on debt securities consisting of Kellwood ($4.0 million) and eight other securities ($1.1 million).

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$997	327

Additions for credit losses not previously recognized in other-than-temporary impairments	125	670

Ending balance, cumulative credit losses related to other-than-temporary impairments	$1,122	997

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(D)  Net Unrealized Gains (Losses)

Net unrealized gains (losses) on investment securities included in stockholders' equity at December 31, 2011 and 2010, are as follows:

	December 31,
	2011	2010
	(In thousands)

Gross unrealized gains	$212,588	177,412
Gross unrealized losses	(18,603)	(15,447)
Adjustments for:
Deferred policy acquisition costs and sales inducements	(92,160)	(69,561)
Deferred Federal income tax expense	(35,675)	(32,692)
	66,150	59,712

Net unrealized gains related to securities transferred to held to maturity	38	74

Net unrealized gains on investment securities	$66,188	59,786

(E)  Transfer of Securities

For the years ended December 31, 2011 and 2010, the Company made transfers totaling $0.0 million and $15.8 million, respectively, to the held to maturity category from securities available for sale.  Lower holdings of securities available for sale reduce the Company's exposure to market price volatility, while still providing securities available for liquidity and asset/liability management purposes. The transfer of securities are recorded at fair value in accordance with GAAP, which requires that the $0.6 million unrealized holding loss at the date of the transfer during 2010 continue to be reported in a separate component of stockholders' equity and be amortized over the remaining lives of the securities as an adjustment of yield, in a manner consistent with the amortization of any premium or discount.

(4)  REINSURANCE

Effective January 1, 2011, the Company began reinsuring any risk on any one life in excess of $500,000.  The Company's general policy prior to that date was to reinsure that portion of any risk in excess of $250,000 on the life of any one individual.  Total life insurance in force was $20.9 billion and $19.7 billion at December 31, 2011 and 2010, respectively.  Of these amounts, life insurance in force totaling $5.6 billion and $6.5 billion was ceded to reinsurance companies on a yearly renewable term basis, at December 31, 2011 and 2010, respectively.  In accordance with the reinsurance contracts, reinsurance receivables including amounts related to claims incurred but not reported and liabilities for future policy benefits totaled $10.6 million and $17.7 million at December 31, 2011 and 2010, respectively. Premiums and contract revenues were reduced by $20.7 million, $21.9 million and $20.7 million for reinsurance premiums ceded during 2011, 2010 and 2009, respectively. Benefit expenses were reduced by $7.0 million, $24.4 million and $16.0 million, for reinsurance recoveries during 2011, 2010 and 2009, respectively. A contingent liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to meet their obligations under the existing agreements.  The Company does not assume reinsurance.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  FEDERAL INCOME TAXES

Total Federal income taxes were allocated as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Taxes (benefits) on earnings from continuing operations:
Current	$39,928	27,468	62,678
Deferred	(12,719)	4,198	(38,924)

Taxes on earnings	27,209	31,666	23,754

Taxes (benefits) on components of stockholders' equity:
Net unrealized gains and losses on securities available for sale	2,986	17,024	44,454
Foreign currency translation adjustments	197	(191)	(40)
Change in benefit liability	(1,840)	805	590

Total Federal income taxes (benefit)	$28,552	49,304	68,758

The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate to earnings before Federal income taxes. The reasons for the differences and the corresponding tax effects are as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Income tax expense at statutory rate of 35%	$28,993	36,597	24,234
Dividend received deduction	(1,178)	(1,077)	(1,059)
Tax exempt interest	(2,033)	(1,854)	(1,699)
Non deductible gifts	7	—	373
Tax adjustment on foreign currency	(24)	(482)	537
Adjustments pertaining to prior tax years	1,122	(1,944)	408
Nondeductible insurance	160	160	160
Nondeductible meals	38	30	109
Amortization of life interest in a trust	114	113	112
Other, net	10	123	579

Taxes on earnings from continuing operations	$27,209	31,666	23,754

There were no deferred taxes attributable to enacted tax rate changes for the years ended December 31, 2011, 2010 and 2009.

The Company expects its effective tax rate to be less than the statutory rate of 35% due to recurring permanent differences that reduce tax expense. During the year ended December 31, 2010, the Company's effective tax rate was further decreased by adjustments pertaining to prior tax periods for amounts currently received, changes from previous estimates, and other adjustments which the Company does not generally expect to recur in the future.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below.

	December 31,
	2011	2010
	(In thousands)

Deferred tax assets:
Future policy benefits, excess of financial accounting liabilities over tax liabilities	$271,637	241,422
Investment securities write-downs for financial accounting purposes	8,684	8,268
Pension liabilities	7,841	6,008
Accrued operating expenses recorded for financial accounting purposes not currently tax deductible	6,535	6,849
Mortgage loans, principally due to valuation allowances for financial accounting purposes	1,600	1,387
Accrued and unearned investment income recognized for tax purposes and deferred for financial accounting purposes	265	266
Capital loss carryforward	—	2,029
Other	(850)	—

Total gross deferred tax assets	295,712	266,229

Deferred tax liabilities:
Deferred policy acquisition and sales inducement costs, principally expensed for tax purposes	(296,797)	(279,251)
Debt securities, principally due to deferred market discount for tax	(8,091)	(7,240)
Real estate, principally due to adjustments for financial accounting purposes	(272)	(183)
Net unrealized gains on securities available for sale	(37,025)	(32,708)
Foreign currency translation adjustments	3,276	(59)
Fixed assets, due to different bases	(3,249)	(4,594)
Other	(35)	(51)

Total gross deferred tax liabilities	(342,193)	(324,086)

Net deferred tax liabilities	$(46,481)	(57,857)
There was no valuation allowance for deferred tax assets at December 31, 2011 and 2010.  In assessing deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

In accordance with GAAP, the Company assessed whether it had any significant uncertain tax positions related to open examination or other IRS issues and determined that there were none.  Accordingly, no reserve for uncertain tax positions was recorded.   Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to record such accruals in its income tax accounts. There were no such accruals as of December 31, 2011 or 2010. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2005.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2008, the Company was notified that its 2005 amended tax return, which was filed September 2007, was being audited by the IRS.  The audit closed in the third quarter of 2010 with the Company receiving $2.0 million, including interest, which approximated the amount claimed in the amended 2005 tax return.

Allocation of the consolidated Federal income tax liability amongst the Company and its subsidiaries is based on separate return calculations pursuant to the "wait-and-see" method as described in sections 1.1552-1(a)(1) and 1.1502-33(d)(2) of the current Treasury Regulations.  Under this method, consolidated group members are not given current credit for net losses until future net taxable income is generated to realize such credits.

(6)  INFORMATION REGARDING CONTROLLING STOCKHOLDER

Robert L. Moody, Chairman of the Board of Directors and Chief Executive Officer, owns 99.0% of the total outstanding shares of the Company's Class B common stock and 33.7% of the Class A common stock as of December 31, 2011.

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

(7)  PENSION AND OTHER POSTRETIREMENT PLANS

(A)  Defined Benefit Pension Plans

The Company sponsors a qualified defined benefit pension plan covering substantially all employees. The plan provides benefits based on the participants' years of service and compensation. The Company makes annual contributions to the plan that complies with the minimum funding provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). On October 19, 2007, the Company’s Board of Directors approved an amendment to freeze the Pension Plan as of December 31, 2007.  The freeze ceased future benefit accruals to all participants and closed the Plan to any new participants. In addition, all participants became immediately 100% vested in their accrued benefits as of that date.  As participants are no longer earning credit for service future qualified defined benefit plan expense is projected to be minimal.  Fair values of plan assets and liabilities are measured as of December 31 for each year.  A detail of plan disclosures is provided below.

Obligations and Funded Status

	December 31,
	2011	2010
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$19,502	18,495
Service Cost	147	—
Interest cost	1,000	1,034
Actuarial loss	2,429	1,102
Benefits paid	(1,188)	(1,129)

Projected benefit obligations at end of year	21,890	19,502

Changes in plan assets:
Fair value of plan assets at beginning of year	16,136	15,072
Actual return on plan assets	282	1,622
Contributions	458	571
Benefits paid	(1,188)	(1,129)

Fair value of plan assets at end of year	15,688	16,136

Funded status at end of year	$(6,202)	(3,366)

 The service cost of $147,000 for 2011 represents plan expenses expected to be paid out of plan assets. Under the new and clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

	December 31,
	2011	2010
	(In thousands)

Amounts recognized in the Company's consolidated financial statements:
Assets	$—	—
Liabilities	(6,202)	(3,366)

Net amount recognized	$(6,202)	(3,366)

Amounts recognized in accumulated other comprehensive income:
Net loss	10,680	7,981
Prior service cost	15	19

Net amount recognized	$10,695	8,000

The accumulated benefit obligation was $21.9 million and $19.5 million at December 31, 2011 and 2010, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Components of net periodic benefit costs:
Interest cost	$1,001	1,034	1,048
Service cost	147	—	—
Expected return on plan assets	(1,094)	(1,035)	(914)
Amortization of prior service cost	4	4	4
Amortization of net loss	542	499	593

Net periodic benefit cost	600	502	731

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	3,240	515
Amortization of prior service cost	(4)	(4)
Amortization of net loss (gain)	(542)	(499)

Total recognized in other comprehensive income	2,694	12

Total recognized in net periodic benefit cost and other comprehensive income	$3,294	514

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2012, based on the average expected future service of plan participants, is $739,000.  The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2012 will be minimal.

Assumptions

	December 31,
	2011	2010

Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.25%	5.25%
Rate of compensation increase	n/a	n/a

	December 31,
	2011	2010	2009

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.25%	5.75%	6.00%
Expected long-term return on plan assets	7.00%	7.00%	7.50%
Rate of compensation increase	n/a	n/a	n/a

The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on the long-term investment policy of the plan and the various classes of invested funds, based on the input of the plan’s investment advisors and consulting actuary and the plan’s historic rate of return.  As of December 31, 2011, the plan’s average 10-year and inception-to-date returns were 3.76% and 6.54%, respectively.

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

Plan Assets

As discussed in Note 14, Fair Values of Financial Instruments, the Company adopted GAAP guidance which defines fair value and establishes a framework for measuring fair value of financial assets.  Using this guidance, the Company has categorized its pension plan assets into a three level hierarchy, based on the priority of inputs to the valuation process.  The fair value hierarchy classifications are reviewed annually. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes.  The following table sets forth the Company’s pension plan assets within the fair value hierarchy as of December 31, 2011.

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash	$1,679	1,679	—	—
Equity securities		—	—	—
Domestic	8,757	—	8,757	—
International	190	—	190	—
Debt securities
U.S. government agencies	1,692	—	1,692	—
Corporate bonds	3,370	—	3,370	—

Total	$15,688	1,679	14,009	—

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

Cash and short-term investments.  The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

The plan’s weighted-average asset allocations by asset category are as follows:

	December 31,
	2011	2010	2009

Asset Category:
Equity securities	57%	62%	58%
Debt securities	33%	32%	34%
Cash and cash equivalents	10%	6%	8%

Total	100%	100%	100%

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

The Pension Plan is a highly diversified portfolio; the 79% of the pension assets not invested in cash or U.S. Government agencies is allocated among 186 different investments, with no single credit representing more than 2.2% of the fair value of the portfolio.  The investment policy statement sets forth the following acceptable ranges for each asset's class.

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

Contributions

The Company expects to contribute $902,000 to the plan during 2012 although additional amounts may be contributed.  The plan’s funding status is reviewed periodically throughout the year by the Company’s Pension Plan Committee.  The Company intends to contribute at least the minimum amounts necessary for tax compliance and to maintain an Adjusted Funding Target Attainment Percentage (AFTAP) of over 80% to meet the Pension Protection Act Plan’s threshold.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2012	$1,259
2013	1,265
2014	1,266
2015	1,253
2016	1,260
2017-2021	6,559

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

A detail of plan disclosures related to the amendments of the original plan and the additional two plans is provided below:

Obligations and Funded Status

	December 31,
	2011	2010
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$19,257	21,398
Service cost	93	53
Interest cost	1,033	1,063
Actuarial (gain) loss	3,000	(1,275)
Benefits paid	(1,982)	(1,982)

Projected benefit obligations at end of year	21,401	19,257

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Contributions	1,982	1,982
Benefits paid	(1,982)	(1,982)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(21,401)	(19,257)

	December 31,
	2011	2010
	(In thousands)

Amounts recognized in the Company's consolidated financial statements:
Assets	$—	—
Liabilities	(21,401)	(19,257)

Net amount recognized	$(21,401)	(19,257)

Amounts recognized in accumulated other comprehensive income:
Net loss	$10,235	8,122
Prior service cost	936	996

Net amount recognized	$11,171	9,118

The accumulated benefit obligation was $19.8 million and $18.6 million at December 31, 2011 and 2010, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2010	2010	2009
	(In thousands)

Components of net periodic benefit cost:
Service cost	$93	53	149
Interest cost	1,033	1,063	1,233
Amortization of prior service cost	59	516	1,039
Amortization of net loss	888	658	792

Net periodic benefit cost	2,073	2,290	3,213

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	3,000	(1,275)
Amortization of prior service cost	(59)	(516)
Amortization of net (gain) loss	(888)	(658)

Total recognized in other comprehensive income	2,053	(2,449)

Total recognized in net periodic benefit cost and other comprehensive income	$4,126	(159)

The estimated net loss to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2012, based on the average expected future service of plan participants, is $1,022,000.  The estimated prior service cost to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2012 will be $59,000.

Assumptions

	December 31,
	2011	2010

Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.25%	5.25%
Rate of compensation increase	4.00%	4.00%

	December 31,
	2011	2010	2009

Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	5.25%	5.75%	6.00%
Expected long-term return on plan assets	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%

The plan is unfunded and therefore no assumption has been made related to the expected long-term return on plan assets.

Plan Assets

The plan is unfunded and therefore had no assets at December 31, 2011 or 2010.

Contributions

The Company expects to contribute $2.0 million to the plan in 2012.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2012	$1,982
2013	1,982
2014	1,982
2015	1,982
2016	1,982
2017-2021	9,908

(B)  Defined Contribution Pension Plans

In addition to the defined benefit pension plans, the Company sponsors a qualified 401(k) plan for substantially all employees and a non-qualified deferred compensation plan primarily for senior officers.  The Company made annual contributions to the 401(k) plan of one percent of each employee's compensation in 2011 and 2010, respectively.  Additional Company matching contributions of up to two percent of each employee's compensation are also made each year based on the employee's personal level of salary deferrals to the plan. All Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2011, 2010 and 2009, Company contributions totaled $344,000, $429,000 and $351,000, respectively.

The non-qualified deferred compensation plan was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional Company contributions. Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2011, 2010 and 2009, Company contributions totaled $62,000, $64,000, and $60,000, respectively.

(C)  Postretirement Employment Plans Other Than Pension
The Company sponsors a health care plan that was amended in 2004 to provide postretirement benefits to certain fully-vested individuals.  The plan are unfunded.  The Company uses a December 31 measurement date for the plan.  A detail of plan disclosures related to the plan is provided below:

Obligations and Funded Status

	December 31,
	2011	2010
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$2,728	2,351
Interest cost	143	137
Actuarial loss (gain)	631	240
Benefits paid	(31)	—

Projected benefit obligations at end of year	3,471	2,728

Changes in plan assets:
Fair value of plan assets at beginning of year	—	—
Contributions	31	—
Benefits paid	(31)	—

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(3,471)	(2,728)

	December 31,
	2011	2010
	(In thousands)

Amounts recognized in the Company's consolidated financial statements:
Assets	$—	—
Liabilities	(3,471)	(2,728)

Net amount recognized	$(3,471)	(2,728)

Amounts recognized in accumulated other comprehensive income:
Net loss	$1,023	411
Prior service cost	773	876

Net amount recognized	$1,796	1,287

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Components of net periodic benefit cost:
Interest cost	$143	137	130
Amortization of prior service cost	103	103	103
Amortization of net loss	19	—	—

Net periodic benefit cost	265	240	233

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	632	240
Amortization of prior service cost	(103)	(103)
Amortization of net (gain) loss	(19)	—

Total recognized in other comprehensive income	510	137

Total recognized in net periodic benefit cost and other comprehensive income	$775	377

The estimated net loss to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2012, based on the average expected future service of plan participants, is $85,000.  The estimated prior service cost to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2012 will be $103,100.

Assumptions

	December 31,
	2011	2010

Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.25%	5.25%
Expected long-term return on plan assets	n/a	n/a

For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2012 and future years.

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans.  A one percentage point change in assumed health care cost trend rates would have the following effects for the years ended December 31:

	December 31, 2011		December 31, 2010
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$34	(26)	29	(22)

Effect on postretirement benefit obligation	$827	(633)	573	(446)

Plan Assets

The plans are unfunded and therefore had no assets at December 31, 2011 and 2010.

Contributions

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2012	$69
2013	75
2014	82
2015	89
2016	97
2017-2021	634

(8)  SHORT-TERM BORROWINGS

The Company has available a $40 million bank line of credit (with Moody National Bank, a related party) primarily for cash management purposes relating to investment transactions.  The Company is required to maintain a collateral security deposit in trust with the sponsoring bank equal to 110% of any outstanding liability. The Company had no outstanding liabilities with the bank at December 31, 2011 or 2010.  The Company had assets having an amortized value of $45.8 million on deposit with the lender at year end 2011.

(9)  COMMITMENTS AND CONTINGENCIES

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company was a defendant in a class action lawsuit initially filed on September 17, 2004, in the Superior Court of the State of California for the County of Los Angeles. The California state court certified a class consisting of certain California policyholders age 65 and older alleging violations under California Business and Professions Code section 17200. The court additionally certified a subclass of 36 policyholders alleging fraud against their agent, and vicariously against the Company. The California Insurance Department intervened in this case asserting that the Company violated California insurance laws. The parties to this case became involved in court-ordered mediation and ongoing negotiations. On February 22, 2010, the Company reported in a Form 8-K filing a settlement agreement with the plaintiffs and plaintiff in intervention providing a settlement benefit of approximately $17 million which was included in the Company's legal accrual provision at December 31, 2009. The settlement agreement was given final court approval at a Fairness Hearing on August 20, 2010. Including attorney's fees, policy benefits and other considerations, the Company paid out approximately $22.4 million in the third and fourth quarters of 2010.

The Company is currently a defendant in a second class action lawsuit pending as of June 12, 2006, in the U.S. District Court for the Southern District of California. The case is titled In Re National Western Life Insurance Deferred Annuities Litigation. The complaint asserts claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust. On July 12, 2010 the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty. The Company believes that it has meritorious defenses in this cause and intends to vigorously defend itself against the asserted claims. In addition, given the speculative and vague damage theories presented by the plaintiffs in the matter, the inability to ascertain any financial harm to the class of policyholders, and the current status of the case before the Court, the Company is unable to reasonably estimate a possible range of loss for disclosure in the accompanying financial statements. Therefore, no amounts have been provided in the financial statements of the Company as of December 31, 2011 for this matter.

In addition to the two class action lawsuits described above, the Company is the named defendant in the case of Sheila Newman vs. National Western Life Insurance Company, which alleged mishandling of policyholder funds by an agent.  On February 3, 2010, the 415th Judicial District Court of Parker County in Weatherford, Texas, entered a Final Judgment against the Company of approximately $208,000 including actual damages of $113,000 and amounts for attorney's fees, and prejudgment interest on the actual damages.  In addition, the Final Judgment included $150 million for exemplary damages. The Court of Appeals on August 11, 2011, reversed the trial court judgment in its entirety and rendered a take nothing verdict in favor of National Western. Plaintiffs (Appellees) filed a motion for a rehearing which the Court ruled on October 13, 2011, that the trial court's judgment was still reversed and judgment was still entered that Newman take nothing, all in favor of National Western. The Plaintiffs (Appellees) filed a Motion for Reconsideration En Banc which the Court of Appeals denied on October 27, 2011. The Plaintiffs (Appellees) then filed a Motion for Rehearing of the Court's amended decision, which the Court of Appeals denied on December 22, 2011.

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

Brazilian insurance regulators have sought to impose substantial penal fines against National Western. The Company firmly believes that Brazilian insurance regulators have no jurisdiction over the Company and that any such fines would be unenforceable against it.

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

The Company had $0 million of commitments to extend credit relating to mortgage loans at December 31, 2011. The Company evaluates each customer's creditworthiness on a case-by-case basis.

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

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations.  The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities.  As of December 31, 2011 and 2010, liabilities for guaranty association assessments totaled $2.0 million and $2.2 million, respectively. Other operating expenses related to state guaranty association assessments were minimal for the years ended December 31, 2011, 2010 and 2009.

(D)  Leases

The Company had leased various computers and other office related equipment under operating leases. Rental expenses for these leases were $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The Company's lease commitment expired October 31, 2011 and was not renewed. Currently the Company has no future annual lease obligations as of December 31, 2011.

2012	$—
2013 and thereafter	—

Total	$—

(E)  Compensation Plan

Effective January 1, 2006, the Company implemented a Non-Qualified Deferred Compensation Plan to provide incentive bonuses to eligible agents.  Agents qualify for participation by meeting certain sales goals each year.  Company contributions are subject to a vesting schedule based on the agents’ years of qualification in the plan.  The Company expects to contribute $1.0 million to the plan in 2012.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)  STOCKHOLDERS' EQUITY

(A)  Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Common stock shares outstanding:
Shares outstanding at beginning of year	3,629	3,626	3,626
Shares exercised under stock option plan	6	3	—

Shares outstanding at end of year	3,635	3,629	3,626

(B)  Dividend Restrictions

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on statutory earnings and surplus levels of the Company.  The maximum dividend payment which may be made without prior approval in 2012 is $91.9 million.

On August 19, 2011, the Board of Directors of the Company declared a cash dividend to stockholders on record as of October 28, 2011 and payable December 1, 2011.  The dividends approved were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders.  A dividend in the same amounts per share on Class A and Class B shares was declared in August and paid in November 2010.

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

The Company uses the current fair value method to measure compensation cost. As of December 31, 2011, the liability balance was $1.6 million versus $4.5 million as of December 31, 2010. A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted-Average Exercise Price
Stock Options:
Balance at January 1, 2011	291,000	95,573	$180.42
Exercised	—	(8,005)	$93.21
Forfeited	500	(950)	$205.33
Expired	(500)	(500)	$255.13
Stock options granted	—	—	$—

Balance at December 31, 2011	291,000	86,118	$187.83

	Stock Appreciation Rights Outstanding
	Awards	Weighted-Average Exercise Price

Balance at January 1, 2011	38,143	$137.31
SARs exercised	(500)	$114.64
SARs forfeited	—	$—
SARs expired	—	$—
SARs granted	37,768	$132.56

Balance at December 31, 2011	75,411	$135.08

The total intrinsic value of options exercised was $0.6 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively. The total share-based liabilities paid were $179,200 and $300,500 for the years ended December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010, the total cash received from the exercise of options under the Plan was $513,300 and $304,600. The total fair value of shares vested during the years ended December 31, 2011 and 2010 was $0.7 million and $1.0 million, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options and SARs outstanding at December 31, 2011.

	Options and SARs Outstanding
	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$150.00	51,100	2.3 years	51,100
$255.13	26,018	6.2 years	5,604
$208.05	9,000	6.5 years	5,400
$236.00	750	6.6 years	150
$251.49	1,000	6.7 years	200
$114.64	35,893	7.0 years	4,100
$132.56	37,768	9.8 years	—

Totals	161,529		66,554

Aggregate intrinsic value
(in thousands)	$908		$88

The aggregate intrinsic value in the table above is based on the closing stock price of $136.16 per share on December 31, 2011.

In estimating the fair value of the options outstanding at December 31, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	December 31, 2011	December 31, 2010

Expected term of options	2 to 10 years	0 to 8 years
Expected volatility:
Range	25.39% to 37.73%	29.80% to 60.73%
Weighted-average	30.87%	37.58%
Expected dividend yield	0.26%	0.22%
Risk-free rate:
Range	0.73% to 2.03%	0.78% to 3.12%
Weighted-average	1.16%	1.67%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term.

The pre-tax compensation cost/(benefit) recognized in the financial statements related to the Plan was $(2.6) million, $(0.1) million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The related tax (expense)/benefit recognized was $(0.9) million, $0.0 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

For the years ended December 31, 2011, 2010 and 2009, the total compensation cost related to nonvested options not yet recognized was $2.2 million, $1.8 million and $3.3 million, respectively.  This amount is expected to be recognized over a weighted-average period of 2.6 years.  The Company recognizes compensation cost over the graded vesting periods.

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

	Years Ended December 31,
	2011		2010		2009
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)
Numerator for Basic and Diluted Earnings Per Share:
Net income	$55,627		72,897		45,484
Dividends – Class A shares	(1,237)		(1,234)		(1,233)
Dividends – Class B shares	(36)		(36)		(36)

Undistributed income	$54,354		71,627		44,215

Allocation of net income:
Dividends	$1,237	36	1,234	36	1,233	36
Allocation of undistributed income	52,816	1,538	69,598	2,029	42,961	1,254

Net income	$54,053	1,574	70,832	2,065	44,194	1,290

Denominator:
Basic earnings per share - weighted-average shares	3,433	200	3,427	200	3,426	200
Effect of dilutive stock options	4	—	10	—	7	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,437	200	3,437	200	3,433	200

Basic earnings per share	$15.74	7.87	20.67	10.33	12.90	6.45

Diluted earnings per share	$15.73	7.87	20.61	10.33	12.87	6.45

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

This guidance affects the Company's reporting presentation of certain items such as foreign currency translation adjustments, unrealized gains and losses on investment securities, and minimum pension liabilities.  These items are reflected as components of other comprehensive income (loss), as reported in the accompanying consolidated financial statements.  Components of other comprehensive income (loss) for 2011 2010 and 2009 and the related tax effect are detailed below.

	Amounts Before Taxes	Tax (Expense)Benefit	Amounts Net of Taxes
	(In thousands)

2011:
Unrealized gains on securities, net of effects of deferred costs of $22,561:
Net unrealized holding gains (losses) arising during the period	$16,854	(5,899)	10,955
Unrealized liquidity losses	(331)	116	(215)
Reclassification adjustment for net gains included in net earnings	(6,715)	2,350	(4,365)
Amortization of net unrealized gains (losses) and related to transferred securities	41	(14)	27

Net unrealized gains (losses) on securities	9,849	(3,447)	6,402

Foreign currency translation adjustments	(334)	117	(217)
Pension liability adjustment	(5,257)	1,840	(3,417)

Other comprehensive income	$4,258	(1,490)	2,768

	Amounts Before Taxes	Tax (Expense)Benefit	Amounts Net of Taxes
	(In thousands)

2010:
Unrealized gains on securities, net of effects of deferred costs of $37,080:
Net unrealized holding gains (losses) arising during the period	$51,411	(17,994)	33,417
Unrealized liquidity losses	923	(323)	600
Reclassification adjustment for net gains included in net earnings	(3,948)	1,382	(2,566)
Amortization of net unrealized gains (losses) related to transferred securities	14	(5)	9

Net unrealized gains (losses) on securities	48,400	(16,940)	31,460

Foreign currency translation adjustments	(474)	166	(308)
Pension liability adjustment	2,302	(806)	1,496

Other comprehensive income	$50,228	(17,580)	32,648

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amounts Before Taxes	Tax (Expense)Benefit	Amounts Net of Taxes
	(In thousands)

2009:
Unrealized gains on securities, net of effects of deferred costs of $(108,615):
Net unrealized holding gains (losses)arising during the period	$127,210	(44,524)	82,686
Unrealized liquidity losses	(5,097)	1,785	(3,312)
Reclassification adjustment for net losses included in net earnings	4,240	(1,484)	2,756
Amortization of net unrealized gains (losses) related to transferred securities	(52)	18	(34)

Net unrealized gains (losses) on securities	126,301	(44,205)	82,096

Foreign currency translation adjustments	(113)	40	(73)
Pension liability adjustment	1,685	(590)	1,095

Other comprehensive income	$127,873	(44,755)	83,118

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of segment information, prepared in accordance with GAAP guidance, is provided below.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)
2011:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$37,102	231,123	610,070	—	878,295
Total segment assets	403,868	1,023,942	7,997,407	225,716	9,650,933
Future policy benefits	344,916	761,926	7,056,613	—	8,163,455
Other policyholder liabilities	9,526	17,400	124,382	—	151,308

Condensed Income Statements:
Premiums and contract charges	$30,387	98,021	21,803	—	150,211
Net investment income	16,980	36,806	318,294	18,954	391,034
Other revenues	69	354	3,170	21,846	25,439
Total revenues	47,436	135,181	343,267	40,800	566,684
Life and other policy benefits	11,636	20,709	14,149	—	46,494
Amortization of deferred policy acquisition costs	11,467	29,415	92,206	—	133,088
Universal life and annuity contract interest	9,760	36,674	186,354	—	232,788
Other operating expenses	13,890	22,131	20,474	21,046	77,541
Federal income taxes (benefit)	223	8,578	9,831	6,455	25,087
Total expenses	46,976	117,507	323,014	27,501	514,998

Segment earnings (loss)	$460	17,674	20,253	13,299	51,686

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

2010:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$42,751	226,004	567,028	—	835,783
Total segment assets	387,873	1,025,103	7,101,720	209,179	8,723,875
Future policy benefits	325,246	716,716	6,205,819	—	7,247,781
Other policyholder liabilities	13,394	26,678	111,454	—	151,526

Condensed Income Statements:
Premiums and contract charges	$27,622	98,092	18,043	—	143,757
Net investment income	17,226	38,667	327,975	17,515	401,383
Other revenues	167	358	2,002	22,850	25,377
Total revenues	45,015	137,117	348,020	40,365	570,517
Life and other policy benefits	13,484	29,228	10,217	—	52,929
Amortization of deferred policy acquisition costs	9,352	21,828	65,269	—	96,449
Universal life and annuity contract interest	10,643	36,369	219,591	—	266,603
Other operating expenses	12,839	18,651	3,905	20,053	55,448
Federal income taxes (benefit)	(391)	9,319	14,722	6,100	29,750
Total expenses	45,927	115,395	313,704	26,153	501,179

Segment earnings (loss)	$(912)	21,722	34,316	14,212	69,338

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

2009:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$50,093	207,337	491,242	—	748,672
Total segment assets	383,844	1,056,087	5,955,734	107,581	7,503,246
Future policy benefits	315,430	654,506	5,151,898	—	6,121,834
Other policyholder liabilities	12,021	19,757	97,153	—	128,931

Condensed Income Statements:
Premiums and contract charges	$34,414	104,016	24,264	—	162,694
Net investment income	19,498	44,540	317,703	11,790	393,531
Other revenues	25	68	1,535	15,720	17,348
Total revenues	53,937	148,624	343,502	27,510	573,573
Life and other policy benefits	13,884	19,522	15,666	(75)	48,997
Amortization of deferred policy acquisition costs	16,423	41,849	56,891	—	115,163
Universal life and annuity contract interest	9,014	45,868	187,934	—	242,816
Other operating expenses	13,968	19,048	44,227	14,949	92,192
Federal income taxes (benefit)	222	7,674	13,324	4,342	25,562
Total expenses	53,511	133,961	318,042	19,216	524,730

Segment earnings (loss)	$426	14,663	25,460	8,294	48,843

Reconciliations of segment information to the Company's consolidated financial statements are provided below.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Premiums and Other Revenue:
Premiums and contract charges	$150,211	143,757	162,694
Net investment income	391,034	401,383	393,531
Other revenue	25,439	25,377	17,348
Realized gains (losses) on investments	6,063	5,475	(5,167)

Total consolidated premiums and other revenue	$572,747	575,992	568,406

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$25,087	29,750	25,562
Taxes on realized gains (losses) on investments	2,122	1,916	(1,808)

Total taxes on consolidated net earnings	$27,209	31,666	23,754

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Net Earnings:
Total segment earnings	$51,686	69,338	48,843
Realized gains (losses) on investments, net of taxes	3,941	3,559	(3,359)

Total consolidated net earnings	$55,627	72,897	45,484

	December 31,
	2011	2010	2009
	(In thousands)

Assets:
Total segment assets	$9,650,933	8,723,875	7,503,246
Other unallocated assets	77,066	50,073	15,489

Total consolidated assets	$9,727,999	8,773,948	7,518,735

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B)  Geographic Information

A significant portion of the Company's premiums and contract revenues are from countries other than the United States. Premiums and contract revenues detailed by country are provided below.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

United States	$58,570	57,190	69,323
Brazil	34,367	31,015	31,370
Taiwan	13,155	12,421	13,297
Argentina	10,348	9,639	9,711
Venezuela	9,413	10,205	8,740
Chile	8,820	8,600	9,482
Other foreign countries	36,191	36,565	41,426

Revenues, excluding reinsurance premiums	170,864	165,635	183,349
Reinsurance premiums	(20,653)	(21,878)	(20,655)

Total premiums and contract revenues	$150,211	143,757	162,694

Premiums and contract revenues are attributed to countries based on the location of the policyholder. The Company has no significant assets, other than financial instruments, located in countries other than the United States.

(C)  Major Agency Relationships

A significant portion of the Company's annuity sales were sold through the top two independent marketing agencies in recent years. Business from the top agency accounted for approximately 15% of annuity sales in 2011.

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

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
Fixed maturities, available for sale	$2,608,407	—	2,608,407	—
Equity securities, available for sale	16,546	8,233	195	8,118
Derivatives, index options	30,844	—	30,844	—

Total assets	$2,655,797	8,233	2,639,446	8,118

Policyholder account balances (a)	$47,129	—	47,129	—
Other liabilities (b)	1,647	—	—	1,647

Total liabilities	$48,776	—	47,129	1,647

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)
Fixed maturities, available for sale	$2,374,877	—	2,356,275	18,602
Equity securities, available for sale	15,230	7,607	59	7,564
Derivatives, index options	80,284	—	80,284	—

Total assets	$2,470,391	7,607	2,436,618	26,166

Policyholder account balances (a)	$93,147		93,147	—
Other liabilities (b)	4,512	—	—	4,512

Total liabilities	$97,659	—	93,147	4,512

(a)  Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)  Represents the liability for share-based compensation.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2011, the Company transferred certain securities from level 3 to level 2. Prior to 2011 these securities lacked significant inputs which were directly or indirectly observable. During 2011 the Company's independent pricing service began pricing these securities.

The following table provides additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	For the Twelve Months Ended December 31, 2011
	Debt Securities, Available For Sale	Equity Securities, Available For Sale	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2011	$18,602	7,564	26,166	4,512
Total realized and unrealized gains (losses):
Included in net income	—	—	—	(2,308)
Included in other comprehensive income (loss)	(3,638)	554	(3,084)	—
Purchases, sales, issuances and settlements, net	(601)	—	(601)	(557)
Transfers into (out of) Level 3	(14,363)	—	(14,363)	—

Ending balance, December 31, 2011	$—	8,118	8,118	1,647

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets or liabilities still held as of December 31, 2011	$—	—	—	(1,674)

	For the Twelve Months Ended December 31, 2010
	Debt Securities, Available For Sale	Equity Securities, Available For Sale	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2010	$16,650	7,157	23,807	5,373
Total realized and unrealized gains (losses):
Included in net income	—	—	—	(733)
Included in other comprehensive income (loss)	2,758	407	3,165	—
Purchases, sales, issuances and settlements, net	(806)	—	(806)	(128)
Transfers into (out of) Level 3	—	—	—	—

Ending balance, December 31, 2010	$18,602	7,564	26,166	4,512

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets or liabilities still held as of December 31, 2010	$—	—	—	990

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

Fixed maturity securities.  Fair values for investments in debt securities available for sale are based on quoted market prices, where available. For securities not actively traded, fair values are estimated using values obtained from various independent pricing services with any adjustments based upon observable data. In the cases where prices are unavailable for these sources, values are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

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

The following table presents, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)

Fixed maturities, available for sale:
Priced by third-party vendors	$2,608,407	—	2,608,407	—
Priced internally	—	—	—	—
Subtotal	2,608,407	—	2,608,407	—

Equity securities, available for sale:
Priced by third-party vendors	8,428	8,233	195	—
Priced internally	8,118	—	—	8,118
Subtotal	16,546	8,233	195	8,118

Derivatives, index options:
Priced by third-party vendors	30,844	—	30,844	—
Priced internally	—	—	—	—
Subtotal	30,844	—	30,844	—

Total	$2,655,797	8,233	2,639,446	8,118

Percent of total	100.0%	0.3%	99.4%	0.3%

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and fair values of the Company's financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying Values	Fair Values	Carrying Values	Fair Values
	(In thousands)

ASSETS
Investments in debt and equity securities:
Securities held to maturity	$5,641,909	6,082,330	4,977,516	5,259,332
Securities available for sale	2,624,953	2,624,953	2,390,107	2,390,107

Cash and short-term investments	119,290	119,290	80,332	80,332
Mortgage loans	157,460	158,958	141,247	139,169
Policy loans			78,448	78,448
Other loans	16,287	16,780	10,231	10,183
Derivatives, index options	30,844	30,844	80,284	80,284
Life interest in Libbie Shearn Moody Trust	330	12,775	657	12,775

LIABILITIES
Deferred annuity contracts	$6,606,886	6,273,379	5,787,490	5,451,494
Immediate annuity and supplemental contracts	506,982	521,122	490,365	488,966

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

The tables below present the fair value of derivative instruments.

	December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments
Equity index options	Derivatives, Index Options	$30,844

Fixed-indexed products			Universal Life and Annuity Contracts	$47,129

Total		$30,844		$47,129

	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments
Equity index options	Derivatives, Index Options	$80,284

Fixed-indexed products			Universal Life and Annuity Contracts	$93,147

Total		$80,284		$93,147

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of derivative instruments in the consolidated statement of earnings for the years ended December 31, 2011 and 2010.

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain Recognized In Income on Derivatives	Amount of Gain or (Loss)Recognized In Income on Derivatives
		2011	2010
		(In thousands)

Equity index options	Net investment income	$(33,335)	16,612

Fixed-indexed products	Universal life and annuity contract interest		(2,326)

		$(33,335)	14,286

(16)  RELATED PARTY TRANSACTIONS

Robert L. Moody, Jr. ("Mr. Moody, Jr.") is the son of Robert L. Moody, the Company's Chairman and Chief Executive Officer, and is the brother of Ross R. Moody, the Company's President and Chief Operating Officer, and of Russell S. Moody and Frances A. Moody-Dahlberg who serve as directors of National Western. Frances A. Moody-Dahlberg is also an employee of National Western Life Insurance Company.

Mr. Moody, Jr. wholly owns an insurance marketing organization that maintains agency contracts with National Western pursuant to which agency commissions are paid in accordance with the Company's standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are paid in accordance with standard commission schedules. In 2011, commissions paid under these agency contracts aggregated approximately $698,000.  In his capacity as an insurance marketing organization with the Company, Mr. Moody, Jr. also received marketing consulting fees of $48,000 and use of a Company vehicle valued at $5,600.

Mr. Moody, Jr. further serves as the agent of record for several of the Company's benefit plans including the self-insured health plan for which Mr. Moody, Jr. provides utilization review services through a wholly-owned utilization review company.  In 2011, amounts paid to Mr. Moody, Jr. as commissions and service fees pertaining to the Company's benefit plans approximated $60,000.

Mr. Moody, Jr. is an Advisory Director of a wholly owned subsidiary of the Company.  As an Advisory Director, Mr. Moody, Jr. received director fees of $500 during 2011, and received $4,338 of Company paid guest travel to attend Company sales conferences and functions.

During 2011, management fees totaling $829,128 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to downstream nursing home subsidiaries of National Western.  RMS is 1% owned by general partner RCC Management Services, Inc. ("RCC"), and 99% owned by limited partner, Three R Trusts.  RCC is 100% owned by the Three R Trusts.  The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg).  Charles D. Milos, Senior Vice President-Mortgage Loans and Real Estate, and a director of the Company, is a director and President of RCC.  Ellen C. Otte, Assistant Secretary of the Company, is a director and Secretary of RCC.

The Company holds a common stock investment totaling approximately 6.9% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2011.  Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 98% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). The Company utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to the Company's defined benefit and contribution plans.  Effective November 1, 2008, the Company entered into a 36 month sublease on one of the Company’s leased office locations for $6,000 per month with Moody National Bank.  Robert L. Moody, the Company’s Chairman and Chief Executive Officer, serves as Chairman of the Board and Chief Executive Officer of MNB. The ultimate controlling person of MNB is the Three R Trusts. During 2011, fees totaling $445,771 were paid to MNB with respect to these services.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2011 the Company paid American National Insurance Company (“ANICO”) $187,462 in premiums for certain company sponsored benefit plans and $1,342,312 in reimbursements  for claim costs for which ANICO provides third party administrative services. ANICO paid the Company $1,510,101 in premiums for its company sponsored benefit plans. Robert L. Moody, the Company’s Chairman and Chief Executive Officer is also ANICO’s Chairman and Chief Executive Officer.

(17)  UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations for 2011 are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data)

2011:
Revenues	$180,367	140,151	92,354	159,875

Earnings	$18,211	13,790	19,265	4,362

Basic earnings per share:
Class A	$5.16	3.90	5.45	1.23
Class B	$2.58	1.95	2.73	0.62

Diluted earnings per share:
Class A	$5.15	3.90	5.45	1.23
Class B	$2.58	1.95	2.73	0.62

Quarterly results of operations for 2010 are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data)

2010:
Revenues	$144,284	96,841	151,211	183,656

Earnings (loss)	$18,408	20,812	13,439	20,238

Basic earnings (loss) per share:
Class A	$5.22	5.90	3.81	5.74
Class B	$2.61	2.95	1.90	2.87

Diluted earnings (loss) per share:
Class A	$5.20	5.88	3.81	5.72
Class B	$2.61	2.95	1.90	2.87

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES SCHEDULE I SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES December 31, 2011 (In thousands)
Type of Investment	(1) Cost	Fair Value	Balance Sheet Amount
Fixed maturity bonds:
Securities held to maturity:
United States government and government agencies and authorities	$207,401	211,238	207,401
States, municipalities, and political subdivisions	358,364	385,422	358,364
Foreign governments	9,979	10,906	9,979
Public utilities	685,989	758,551	685,989
Corporate	2,258,640	2,439,708	2,258,640
Mortgage-backed	2,082,650	2,238,034	2,082,650
Asset-backed	38,886	38,471	38,886
Total securities held to maturity	5,641,909	6,082,330	5,641,909

Securities available for sale:
United States government and government agencies and authorities	—	—	—
States, municipalities, and political subdivisions	4,042	3,888	3,888
Foreign Government	20,145	20,733	20,733
Public utilities	327,794	359,398	359,398
Corporate	1,881,735	2,031,040	2,031,040
Mortgage-backed	163,856	176,056	176,056
Asset-backed	18,576	17,292	17,292
Total securities available for sale	2,416,148	2,608,407	2,608,407
Total fixed maturity bonds	8,058,057	8,690,737	8,250,316

Equity securities:
Securities available for sale:
Common stocks:
Public utilities	1,142	1,653	1,653
Banks, trust and insurance companies (2)	202	235	235
Corporate	3,273	4,543	4,543
Preferred stocks	1,690	1,997	1,997
Total equity securities	6,307	8,428	8,428

Derivatives, index options	30,844	—	30,844
Mortgage loans	157,460	—	157,460
Policy loans	74,967	—	74,967
Other long-term investments (3)	34,472	—	34,472
Total investments other than investments in related parties	$297,743	$—	297,743

Notes:
(1) Bonds are shown at amortized cost, mortgage loans are shown at unpaid principal balances before allowances for possible losses, and real estate is stated at cost before allowances for possible losses.
(2) Equity securities with related parties having a cost of $0.2 million and balance sheet amount of $8.1 million have been excluded.

(3) Real estate acquired by foreclosure included in other long-term investments is as follows: cost $0.9 million; balance sheet amount $0.9 million.

See accompanying report of Independent Registered Public Accounting Firm.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2011, 2010 and 2009
(In thousands)

Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	Reductions	Transfers	Balance at End of Period

Valuation accounts deducted from applicable assets:

Allowance for possible losses on mortgage loans:

December 31, 2011	$3,926	645	—	—	4,571

December 31, 2010	$5,033	—	(1,071)	—	3,962

December 31, 2009	$4,587	446	—	—	5,033

Allowance for possible losses on real estate:

December 31, 2011	$2,124	278	(644)	—	1,758

December 31, 2010	$2,012	178	(66)	—	2,124

December 31, 2009	$2,012	—	—	—	2,012

Notes:
(1) These amounts were recorded to realized (gains) losses on investments.

See accompanying report of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date:	March 15, 2012	/S/Robert L. Moody
By: Robert L. Moody, Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/S/Robert L. Moody	Chairman of the Board and	March 15, 2012
Robert L. Moody	Chief Executive Officer, and Director
(Principal Executive Officer)

/S/ Ross R. Moody	President and Chief Operating Officer, and Director	March 15, 2012
Ross R. Moody

/S/ Brian M. Pribyl	Senior Vice President - Chief Financial	March 15, 2012
Brian M. Pribyl	Officer, and Treasurer
(Principal Financial Officer)

/S/Thomas F. Kopetic	Vice President, Controller & Assistant Treasurer	March 15, 2012
Thomas F. Kopetic	(Principal Accounting Officer)

/S/Stephen E. Glasgow	Director	March 15, 2012
Stephen E. Glasgow

/S/E. Douglas McLeod	Director	March 15, 2012
E. Douglas McLeod

/S/Charles D. Milos	Director	March 15, 2012
Charles D. Milos

	Director	March 15, 2012
Frances A. Moody-Dahlberg

/S/Russell S. Moody	Director	March 15, 2012
Russell S. Moody

/S/Louis E. Pauls, Jr.	Director	March 15, 2012
Louis E. Pauls, Jr.

/S/E.J. Pederson	Director	March 15, 2012
E.J. Pederson