Form 10-Q
period 2012-03-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2012-05-09
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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
Large accelerated filer  ☐     Accelerated filer  ☑   Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
As of May 9, 2012, the number of shares of Registrant's common stock outstanding was: Class A – 3,434,763 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	March 31, 2012	December 31, 2011

Investments:
Securities held to maturity, at amortized cost (fair value: $6,125,668 and $6,082,330)	$5,673,932	5,641,909
Securities available for sale, at fair value (cost: $2,527,082 and $2,422,650)	2,738,151	2,624,953
Mortgage loans, net of allowance for possible losses ($4,571 and $4,571)	153,394	157,460
Policy loans	74,649	74,967
Derivatives, index options	83,693	30,844
Other long-term investments	44,311	34,472

Total investments	8,768,130	8,564,605

Cash and short-term investments	75,491	119,290
Deferred policy acquisition costs	713,377	722,542
Deferred sales inducements	155,222	155,753
Accrued investment income	92,075	87,875
Federal income tax receivable	—	—
Other assets	80,310	77,934

Total assets	$9,884,605	9,727,999

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2012	December 31, 2011

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$8,126,345	8,023,798
Traditional life and annuity contracts	138,842	139,657
Other policyholder liabilities	150,568	151,308
Deferred Federal income tax liability	36,217	46,481
Federal income tax payable	23,125	5,962
Other liabilities	105,684	84,008

Total liabilities	8,580,781	8,451,214

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,434,766 issued and outstanding in 2012 and 2011	3,435	3,435
Class B - $1 par value; 200,000 shares authorized, issued, and outstanding in 2012 and 2011	200	200
Additional paid-in capital	37,767	37,767
Accumulated other comprehensive income	60,474	53,176
Retained earnings	1,201,948	1,182,207

Total stockholders’ equity	1,303,824	1,276,785

Total liabilities and stockholders' equity	$9,884,605	9,727,999

Note:  The Condensed Consolidated Balance Sheet at December 31, 2011, has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
(In thousands, except per share amounts)

	2012	2011

Premiums and other revenues:
Universal life and annuity contract charges	$36,199	29,832
Traditional life and annuity contract premiums	4,083	4,022
Net investment income	149,558	133,515
Other revenues	5,655	9,906
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(277)	—
Portion of OTTI losses recognized in other comprehensive income	78	—
Net OTTI losses recognized in earnings	(199)	—
Other net investment gains (losses)	1,366	3,092
Total net realized investment gains (losses)	1,167	3,092

Total revenues	196,662	180,367

Benefits and expenses:
Life and other policy benefits	13,678	12,216
Amortization of deferred policy acquisition costs	31,711	27,489
Universal life and annuity contract interest	101,543	92,149
Other operating expenses	20,018	20,718

Total benefits and expenses	166,950	152,572

Earnings before Federal income taxes	29,712	27,795

Federal income taxes	9,971	9,584

Net earnings	$19,741	18,211

Basic earnings per share:
Class A	$5.58	5.16
Class B	$2.79	2.58

Diluted earnings per share:
Class A	$5.58	5.15
Class B	$2.79	2.58

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
(In thousands)

	2012	2011

Net earnings	$19,741	18,211

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains arising during period	7,752	6
Net unrealized liquidity gains (losses)	(24)	201
Reclassification adjustment for net amounts included in net earnings	(1,040)	(1,885)
Amortization of net unrealized (gains) losses related to transferred securities	1	(7)

Net unrealized gains (losses) on securities	6,689	(1,685)

Foreign currency translation adjustments	386	(75)

Benefit plans:
Amortization of net prior service cost and net gain	223	290

Other comprehensive income	7,298	(1,470)

Comprehensive income	$27,039	16,741

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Three Months Ended March 31, 2012 and 2011 (Unaudited) (In thousands)

	2012	2011

Common stock:
Balance at beginning of period	$3,635	3,629
Shares exercised under stock option plan	—	4

Balance at end of period	3,635	3,633

Additional paid-in capital:
Balance at beginning of period	37,767	37,140
Shares exercised under stock option plan	—	622

Balance at end of period	37,767	37,762

Accumulated other comprehensive income:
Unrealized gains on non-impaired securities:
Balance at beginning of period	69,116	62,499
Change in unrealized gains during period, net of tax	6,713	(1,886)

Balance at end of period	75,829	60,613

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(2,320)	(2,713)
Cumulative effect of change in accounting principal	—	—
Amortization	6	217
Other-than-temporary impairments, non-credit, net of tax	(51)	—
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	21	(16)

Balance at end of period	(2,344)	(2,512)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(608)	—
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	—
Recoveries, net of tax	—	—

Balance at end of period	(608)	—

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
(In thousands)

	2012	2011

Foreign currency translation adjustments:
Balance at beginning of period	2,368	2,585
Change in translation adjustments during period	386	(75)

Balance at end of period	2,754	2,510

Benefit plan liability adjustment:
Balance at beginning of period	(15,380)	(11,963)
Amortization of net prior service cost and net gain, net of tax	223	290

Balance at end of period	(15,157)	(11,673)

Accumulated other comprehensive income at end of period	60,474	48,938

Retained earnings:
Balance at beginning of period	1,182,207	1,127,614
Net earnings	19,741	18,211
Stockholder dividends	—	—

Balance at end of period	1,201,948	1,145,825

Total stockholders' equity	$1,303,824	$1,236,158

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2012 and 2011 (Unaudited) (In thousands)

	2012	2011

Cash flows from operating activities:
Net earnings	$19,741	18,211
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	101,543	92,149
Surrender charges and other policy revenues	(3,500)	(6,770)
Realized (gains) losses on investments	(1,167)	(3,092)
Accrual and amortization of investment income	(708)	(509)
Depreciation and amortization	10,823	195
(Increase) decrease in value of index options	(42,437)	(31,849)
Decrease (increase) in deferred policy acquisition and sales inducement costs	2,427	(19,730)
Increase in accrued investment income	(4,200)	(8,035)
Increase in other assets	(14,058)	(7,329)
Increase in liabilities for future policy benefits	1,923	6,905
(Decrease) increase in other policyholder liabilities	(740)	3,541
Decrease in Federal income taxes	3,298	9,847
(Decrease) increase in other liabilities	2,932	(3,532)
Other, net	127	—

Net cash provided by operating activities	76,004	50,002

Cash flows from investing activities:
Proceeds from sales of:
Securities available for sale	418	10,010
Other investments	477	1,940
Proceeds from maturities and redemptions of:
Securities held to maturity	384,604	150,205
Securities available for sale	79,767	29,127
Index options	260	10,180
Purchases of:
Securities held to maturity	(406,536)	(321,632)
Securities available for sale	(173,237)	(71,388)
Index options	(10,672)	(12,039)
Other investments	(1,503)	(779)
Principal payments on mortgage loans	4,536	7,904
Cost of mortgage loans acquired	(390)	(9,432)
Decrease (increase) in policy loans	318	909
Other, net	3	(1)

Net cash used in investing activities	(121,955)	(204,996)

	Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED For the Three Months Ended March 31, 2012 and 2011 (Unaudited) (In thousands)

	2012	2011

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	212,423	346,146
Return of account balances on universal life and annuity contracts	(210,657)	(209,714)
Issuance of common stock under stock option plan	—	626

Net cash provided by financing activities	1,766	137,058

Effect of foreign exchange	386	(75)

Net increase (decrease) in cash and short-term investments	(43,799)	(18,011)
Cash and short-term investments at beginning of period	119,290	80,332

Cash and short-term investments at end of period	$75,491	$62,321

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$10	$10
Income taxes	$6,539	$—

Noncash operating activities:
Deferral of sales inducements	$1,314	$5,117

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of National Western Life Insurance Company and its subsidiaries (“Company” or "National Western") as of March 31, 2012, and the results of its operations and its cash flows for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov. The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements as of that date.

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

The Company implemented new actuarial reserving systems that enhance its ability to provide better estimates used in establishing future policy liabilities, monitor the deferred acquisition cost asset and the deferred sales inducements asset as well as support other actuarial processes within the Company. The implementation of these new reserving systems for specific blocks of business began in the second quarter of 2009 and was completed in the fourth quarter of 2011.  As the Company applied these new systems to a line of business, current reserving assumptions were reviewed and updated as appropriate. In different reporting periods during this time period, certain corrections were made to reserve and Deferred Policy Acquisition Costs balances as a result of the implementation of the new reserving system.  As the amounts of these corrections were determined to have occurred over the course of multiple previously reported periods, it was concluded that the amounts of the corrections were immaterial to the financial results reported in any of these periods. None of these corrections occurred during the three month period ended March 31, 2011.

Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	NEW ACCOUNTING PRONOUNCEMENTS

During July 2010, the Financial Accounting Standards Board ("FASB") issued new guidance that requires additional disclosures related to an entity’s financing receivables and the nature of its credit risks related to financing receivables.  The effective date is for interim and annual periods ending after December 15, 2010.  The adoption of this guidance was effective December 31, 2010.  See Note 3, Investments, of the accompanying condensed consolidated financial statements for additional disclosures.

During October 2010, the FASB issued new guidance affecting insurance companies that incur costs in the acquisition of new and renewal insurance contracts.  The guidance addresses the diversity in practice regarding the interpretation for which costs relating to the acquisition of new or renewal business qualifies for deferral.  The new guidance specifies the acquisition costs which are capitalizable and those which must be expensed.  The effective date is for interim and annual periods ending after December 15, 2011.  The Company has evaluated the impact of this guidance on the condensed consolidated financial statements. Based on evaluation of actual expenses from 2011 the Company determined that $2.5 million of capitalized expenses during 2011 would not have been deferrable under the new guidance. The change would have reduced 2011 pretax operating income by 3.0%. Thus, management prospectively adapted the guidance and has concluded the new guidance does not have a significant impact on the condensed consolidated financial statements.

During January 2011, the FASB issued new guidance which defers the effective date of disclosures about troubled debt restructurings in Accounting Standards Update No. 2010-20.  The new anticipated effective date is for interim and annual periods ending after June 15, 2011.  The adoption of this guidance will not have a significant impact on the condensed consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,”. ASU No. 2011-04 does not extend the use of the existing concepts or guidance regarding fair value. The guidance emphasizes using the same meaning and disclosures of fair value within the financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The guidance requires disclose of additional information about transfers between Level 1 and Level 2 of the fair value hierarchy, additional disclosures for Level 3 fair value measurement, including quantitative and qualitative information about significant unobservable inputs and discussions about the sensitivity of these unobservable inputs and a description of the Company's valuation process. ASU 2011-04 is effective for annual reporting periods beginning after December 15, 2011. The Company has included the additional disclosures in the notes to the condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”).  ASU No. 2011-05 provides that entities must present the components of net income, the components of comprehensive income and the total of comprehensive income for all periods presented.   ASU No. 2011-05 is effective for interim or annual periods beginning on or after December 15, 2011.  The provisions of ASU No. 2011-05 relate only to the presentation of other comprehensive income and, accordingly, its adoption did not have an impact on the Company's condensed consolidated financial position or the results of its operations.  This guidance was amended by ASU No. 2011-12 below.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain provisions of ASU 2011-05, Presentation of Comprehensive Income.  One of ASU 2011-05's provisions requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This requirement is indefinitely deferred by ASU 2011-12. ASUs 2011-05 and 2011-12 are effective for fiscal years, and interim periods beginning after December 15, 2011. The guidance did not have a significant impact on condensed consolidated financial statements and current disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Pubic Accounts ("AICPA"), and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)	STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws from the Colorado Division of Insurance as to dividend amounts which may be paid to stockholders without prior approval. The restrictions are based on statutory earnings and surplus levels of the Company. The maximum dividend payment which may be made without prior approval in 2012 is $91.9 million. The Company did not pay cash dividends on common stock during the three months ended March 31, 2012 and 2011.

(4)	EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net income by the weighted-average basic common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options in the denominator.

	Three Months Ended March 31,
	2012		2011
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$19,741		18,211
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$19,741		18,211

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	19,183	558	17,696	515

Net income	$19,183	558	17,696	515

Denominator:
Basic earnings per share - weighted-average shares	3,435	200	3,430	200
Effect of dilutive stock options	—	—	9	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,435	200	3,439	200

Basic Earnings Per Share	$5.58	2.79	5.16	2.58

Diluted Earnings Per Share	$5.58	2.79	5.15	2.58

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	PENSION AND OTHER POSTRETIREMENT PLANS

(A)	Defined Benefit Pension Plans

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

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Service cost	$18	—
Interest cost	121	259
Expected return on plan assets	—	(259)
Amortization of prior service cost	—	1
Amortization of net loss	66	124

Net periodic benefit cost	$205	125

The Company expects to contribute $1.3 million to the plan in 2012. As of March 31, 2012, the Company has contributed $0.3 million to the plan.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the components of net periodic benefit costs for the Chairman and President non-qualified defined benefit plans.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Service cost	$26	13
Interest cost	297	266
Amortization of prior service cost	16	129
Amortization of net loss	231	164

Net periodic benefit cost	$570	572

The Company expects to contribute $2.0 million to these plans in 2012.  As of March 31, 2012, the Company has contributed $0.4 million to the plans.

(B)	Defined Benefit Postretirement Healthcare Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following table summarizes the components of net periodic benefit costs.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Interest cost	$37	38
Amortization of prior service cost	$27	28
Amortization of net loss	5	—

Net periodic benefit cost	$69	66

The Company expects to contribute minimal amounts to the plan in 2012.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)	SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information for the quarters ended March 31, 2012 and 2011 is provided below.

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

March 31, 2012
Selected Condensed Consolidated Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$36,432	230,753	601,414	—	868,599
Total segment assets	413,630	1,076,573	8,100,477	226,709	9,817,389
Future policy benefits	351,915	796,354	7,116,918	—	8,265,187
Other policyholder liabilities	10,738	18,457	121,373		150,568

Three Months Ended
March 31, 2012
Condensed Consolidated Income Statements:
Premiums and contract revenues	$10,539	23,431	6,312	—	40,282
Net investment income	5,818	15,397	124,389	3,954	149,558
Other revenues	7	32	61	5,555	5,655

Total revenues	16,364	38,860	130,762	9,509	195,495

Life and other policy benefits	1,648	3,480	8,550	—	13,678
Amortization of deferred acquisition costs	2,391	5,608	23,712	—	31,711
Universal life and annuity contract interest	7,213	14,812	79,518	—	101,543
Other operating expenses	4,768	5,818	4,028	5,404	20,018
Federal income taxes (benefit)	115	3,063	5,010	1,375	9,563

Total expenses	16,135	32,781	120,818	6,779	176,513

Segment earnings (loss)	$229	6,079	9,944	2,730	18,982

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

March 31, 2011
Selected Condensed Consolidated Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$42,078	227,966	589,592		859,636
Total segment assets	391,358	1,042,710	7,326,346	213,103	8,973,517
Future policy benefits	326,875	735,002	6,414,621		7,476,498
Other policyholder liabilities	13,239	23,142	118,687		155,068

Three Months Ended
March 31, 2011
Condensed Consolidated Income Statements:
Premiums and contract revenues	$6,032	24,560	3,262	—	33,854
Net investment income	4,996	13,021	113,112	2,386	133,515
Other revenues	7	24	4,061	5,814	9,906

Total revenues	11,035	37,605	120,435	8,200	177,275

Life and other policy benefits	5,234	4,962	2,020	—	12,216
Amortization of deferred acquisition costs	2,883	8,198	16,408	—	27,489
Universal life and annuity contract interest	2,638	12,919	76,592	—	92,149
Other operating expenses	3,666	6,926	4,903	5,223	20,718
Federal income taxes (benefit)	(1,165)	1,583	7,059	1,025	8,502

Total expenses	13,256	34,588	106,982	6,248	161,074

Segment earnings (loss)	$(2,221)	3,017	13,453	1,952	16,201

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$40,282	33,854
Net investment income	149,558	133,515
Other revenues	5,655	9,906
Realized gains (losses) on investments	1,167	3,092

Total condensed consolidated premiums and other revenues	$196,662	180,367

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$9,563	8,502
Taxes on realized gains (losses) on investments	408	1,082

Total condensed consolidated Federal income taxes	$9,971	9,584

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Net Earnings:
Total segment earnings	$18,982	16,202
Realized gains (losses) on investments, net of taxes	759	2,010

Total condensed consolidated net earnings	$19,741	18,212

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31,
	2012	2011
	(In thousands)

Assets:
Total segment assets	$9,817,389	8,973,517
Other unallocated assets	67,216	56,479

Total condensed consolidated assets	$9,884,605	9,029,996

(7)	SHARE-BASED PAYMENTS

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

All of the employees of the Company and its subsidiaries are eligible to participate in the two plans. In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. The directors' grants vest 20% annually following one full year of service to the Company from the date of grant. The employees' grants vest 20% annually following three full years of service to the Company from the date of grant. All grants issued expire after ten years. No awards were issued during the first quarter of 2012 and 2011.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the current fair value method to measure compensation cost. As of March 31, 2012 and 2011, the liability balance was $1.6 million and $3.5 million, respectively. A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2012	291,000	86,118	$187.83
Exercised	—	—
Forfeited	—	—
Expired	—	(950)	205.33
Stock options granted	—	—

Balance at March 31, 2012	291,000	85,168	$187.63

	Stock Appreciation Rights Outstanding
	Awards	Weighted- Average Exercise Price

Stock Appreciation Rights:
Balance at January 1, 2012	75,411	$135.08
Exercised	(500)	114.64
Forfeited	(1,250)	170.35
Granted	—	—

Balance at March 31, 2012	73,661	$134.62

The total intrinsic value of options exercised was $17,000 and $332,000 for the three months ended March 31, 2012 and 2011, respectively. The total share-based liabilities paid were $17,000 and $68,000 for the three months ended March 31, 2012 and 2011, respectively. The total fair value of shares vested during the three months ended March 31, 2012 and 2011 was $0.3 million and $0.0 million, respectively. For the quarters ended March 31, 2012 and 2011, the total cash received from the exercise of options under the Plans was $0 and $346,000, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about stock options and SARs outstanding at March 31, 2012.

	Options/SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Options Exercisable

Exercise prices:
$150.00	50,650	2.1 years	50,650
255.13	25,518	6.1 years	5,104
208.05	9,000	6.2 years	5,400
251.49	1,000	6.4 years	200
236.00	250	6.4 years	50
114.64	35,143	6.9 years	10,629
132.56	37,268	9.7 years	—
Totals	158,829		72,033

Aggregate intrinsic value (in thousands)	$942		$245

The aggregate intrinsic value in the table above is based on the closing stock price of $136.87 per share on March 31, 2012.

In estimating the fair value of the options outstanding at March 31, 2012 and December 31, 2011, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	March 31, 2012	December 31, 2011

Expected term of options	2 to 10 years	2 to 10 years
Expected volatility:
Range	26.73% to 35.49%	25.39% to 37.73%
Weighted-average	30.71%	30.87%
Expected dividend yield	0.26%	0.26%
Risk-free rate:
Range	0.57% to 2.02%	0.73% to 2.03%
Weighted-average	1.12%	1.16%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option’s expected exercise date.

The pre-tax compensation cost (benefit) recognized in the financial statements related to the two plans defined above was $0 and $(0.7) million for the three months ended March 31, 2012 and 2011, respectively. The related tax expense (benefit) recognized was $0 million and $(0.2) million for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the total compensation cost related to nonvested options not yet recognized was $2.0 million.  This amount is expected to be recognized over a weighted-average period of 3.5 years.  The Company recognizes compensation cost over the graded vesting periods.

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

The Company is currently a defendant in a class action lawsuit pending as of June 12, 2006, in the U.S. District Court for the Southern District of California. The case is titled In Re National Western Life Insurance Deferred Annuities Litigation. The complaint asserts claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust. On July 12, 2010 the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty. The Company believes that it has meritorious defenses in this cause and intends to vigorously defend itself against the asserted claims. In addition, given the speculative and vague damage theories presented by the plaintiffs in the matter, the inability to ascertain any financial harm to the class of policyholders, and the current status of the case before the Court, the Company is unable to reasonably estimate a possible range of loss for disclosure in the accompanying financial statements. Therefore, no amounts have been provided in the financial statements of the Company as of March 31, 2012 for this matter.

In addition to the class action lawsuit described above, the Company is the named defendant in the case of Sheila Newman vs. National Western Life Insurance Company, which alleged mishandling of policyholder funds by an agent.  On February 3, 2010, the 415th Judicial District Court of Parker County in Weatherford, Texas, entered a Final Judgment against the Company of approximately $208,000 including actual damages of $113,000 and amounts for attorney's fees, and prejudgment interest on the actual damages.  In addition, the Final Judgment included $150 million for exemplary damages. The Court of Appeals on August 11, 2011, reversed the trial court judgment in its entirety and rendered a take nothing verdict in favor of National Western Life Insurance Company. Plaintiffs (Appellees) filed a motion for a rehearing which the Court ruled on October 13, 2011, that the trial court's judgment was still reversed and judgment was still entered that Newman take nothing, all in favor of National Western Life Insurance Company. The Plaintiffs (Appellees) filed a Motion for Reconsideration En Banc which the Court of Appeals denied on October 27, 2011. The Plaintiffs (Appellees) then filed a Motion for Rehearing of the Court's amended decision, which the Court of Appeals denied on December 22, 2011. On March 21, 2012, Plaintiffs (Appellees) filed a Petition for Review with the Texas Supreme Court and the Company filed its response on April 20, 2012.

Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from such other potential, pending, or threatened legal actions will have a material adverse effect on the financial condition or operating results of the Company.

The Company was involved in litigation as the plaintiff in a matter pending in the United States District Court for the Western District of Texas (“District Court”) against defendant, Western National Life Insurance Company and its parent company, AGC Life Insurance Company. The matter dealt with the alleged infringement of registered trademarks held by the Company. On March 25, 2011, the parties executed a Memorandum of Understanding on Settlement (“Memorandum”) under which the Company was to receive a settlement payment of $4 million. This amount was received and included in Other revenues, net of attorney fees, in the financial statements in the second quarter, 2011. The parties entered into a final written confidential settlement agreement originally dated May 2, 2011 and amended August 15, 2011.

Brazilian insurance regulators have sought to impose substantial penal fines against National Western Life Insurance Company. The Company firmly believes that Brazilian insurance regulators have no jurisdiction over the Company and that any such fines would be unenforceable against it.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$1,628	2,807
Realized losses on disposal	—	—
Held to maturity debt securities:
Realized gains on disposal	116	374
Realized losses on disposal	(374)	—
Equity securities realized gains (losses)	(4)	—
Real estate write-down	—	(50)
Mortgage loans write-downs	—	(39)
Other	—	—

Totals	$1,366	3,092

The Company uses the specific identification method in computing realized gains and losses.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Total other-than-temporary impairment losses on debt securities	$(253)	—
Portion of loss recognized in comprehensive income	78	—

Net impairment losses on debt securities recognized in earnings	(175)	—
Equity securities impairments	(24)	—

Totals	$(199)	—

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Three Months Ended March 31, 2012	Twelve Months Ended December 31, 2011

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$1,122	997
Additions for credit losses not previously recognized in other-than-temporary impairments	175	125

Ending balance, cumulative credit losses related to other-than-temporary impairment	$1,297	1,122

(B)	Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at March 31, 2012.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$98,155	3,235	(35)	101,355
U.S. Treasury	1,938	586	—	2,524
States and political subdivisions	372,566	28,077	(259)	400,384
Foreign governments	9,981	896	—	10,877
Public utilities	676,056	73,557	(2,288)	747,325
Corporate	2,417,276	200,685	(8,182)	2,609,779
Mortgage-backed	2,060,595	153,109	(388)	2,213,316
Home equity	23,257	3,250	(1,441)	25,066
Manufactured housing	14,108	934	—	15,042

Totals	$5,673,932	464,329	(12,593)	6,125,668

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents amortized costs and fair values of securities available for sale at March 31, 2012.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$4,041	22	(100)	3,963
Foreign governments	15,141	394	—	15,535
Public utilities	318,879	31,650	(174)	350,355
Corporate	2,019,919	168,632	(3,014)	2,185,537
Mortgage-backed	144,579	12,371	—	156,950
Home equity	10,889	46	(1,962)	8,973
Manufactured housing	7,337	670	—	8,007
	2,520,785	213,785	(5,250)	2,729,320

Equity public	6,297	2,652	(118)	8,831

Totals	$2,527,082	216,437	(5,368)	2,738,151

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2011.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$205,464	3,519	(330)	208,653
U.S. Treasury	1,937	648	—	2,585
States and political subdivisions	358,364	27,338	(280)	385,422
Foreign governments	9,979	927	—	10,906
Public utilities	685,989	77,060	(4,498)	758,551
Corporate	2,258,640	195,551	(14,483)	2,439,708
Mortgage-backed	2,082,650	155,413	(29)	2,238,034
Home equity	23,815	439	(1,649)	22,605
Manufactured housing	15,071	876	(81)	15,866

Totals	$5,641,909	461,771	(21,350)	6,082,330

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

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2012.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. Government agencies	$29,989	(35)	—	—	29,989	(35)
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	16,913	(162)	4,580	(97)	21,493	(259)
Foreign governments	—	—	—	—	—	—
Public utilities	1,965	(28)	18,092	(2,260)	20,057	(2,288)
Corporate bonds	257,445	(4,131)	61,938	(4,051)	319,383	(8,182)
Mortgage-backed	47,910	(388)	—	—	47,910	(388)
Home equity	1,978	(152)	11,876	(1,289)	13,854	(1,441)
Manufactured housing	—	—	—	—	—	—

Total temporarily impaired securities	$356,200	(4,896)	96,486	(7,697)	452,686	(12,593)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position as of March 31, 2012.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. Government agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	—	—	2,327	(100)	2,327	(100)
Foreign governments	—	—	—	—	—	—
Public utilities	4,888	(174)	—	—	4,888	(174)
Corporate bonds	156,808	(1,833)	30,773	(1,181)	187,581	(3,014)
Mortgage-backed	—	—	—	—	—	—
Home equity	—	—	5,443	(1,962)	5,443	(1,962)
Manufactured housing	—	—	—	—	—	—
	161,696	(2,007)	38,543	(3,243)	200,239	(5,250)

Equity public	338	(61)	342	(57)	680	(118)

Total temporarily impaired securities	$162,034	(2,068)	38,885	(3,300)	200,919	(5,368)

Liquidity in the bond market improved in 2012 and 2011 as economic and market conditions started to stabilize. Although the unrealized losses declined substantially in 2011 and continued to decline in the first quarter of 2012, there continues to be uncertainty in the bond markets regarding the economic recovery and some unrealized losses remain in the Company's portfolio. The Company does not consider these investments to be other-than-temporarily impaired as the Company does not intend to sell these securities until recovery in fair value or maturity, and expects to receive all amounts due relative to principal and interest.

The Company does not consider securities to be other-than-temporarily impaired where the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality where a recovery of all amounts due under the contractual terms of the security is anticipated. Based on the review in concert with the Company's ability and intent to hold these securities until maturity, the Company does not consider the other investments to be other-than-temporarily impaired at March 31, 2012. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

During the first quarter of 2012 the Company recorded an other-than-temporary impairment on one asset-backed security. The security had a $175,000 credit impairment which is reported in the Consolidated Statement of Earnings and a $78,000 liquidity loss which did not affect current earnings. The Company intends to hold the security until recovery of fair market value or maturity.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt securities. The gross unrealized losses for debt securities are made up of 117 individual issues, or 9.9% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 97.3%. Of the 117 securities, 30, or approximately 25.6%, fall in the 12 months or greater aging category; and 106 were rated investment grade at March 31, 2012. Additional information on debt securities by investment category is summarized below.

U.S. Treasury. No securities had a gross unrealized loss.

U.S. Government agencies. 2 securities had unrealized losses. Both are rated AA+.

State and political subdivisions. The unrealized losses on these investments are the result of holdings in 18 securities. Of these securities, all are rated A or above except 3 securities which are rated BBB or Baa. Based on these facts and the Company's intent to hold to maturity, no other-than-temporary loss was recognized as of March 31, 2012.

Foreign governments. No securities had a gross unrealized loss.

Public utilities. Of the 5 securities, all are rated B+ or above. At this time, the Company does not consider any of these unrealized losses as other-than-temporary.

Corporate bonds. Corporate securities with unrealized losses are reviewed based on monitoring procedures described previously. The review includes the amount of the unrealized loss, the length of time that the issue has been in an unrealized loss position, credit ratings, analyst reports, and recent issuer financial information. A total of 81 securities had unrealized losses; with 6 issues rated below investment grade. More extensive analysis was performed on these 6 issues. Based on the work performed, none of these securities are considered other-than-temporarily impaired at March 31, 2012.

Mortgage-backed securities. 4 securities had unrealized losses. All are rated AA+. The Company generally purchases these investments at a discount relative to their face amount and it is expected that the securities will not be settled at a price less than the stated par. Because the decline in market value is attributable to the current illiquidity in the market and not credit quality, and because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, and based on the lack of adverse changes in expected cash flows, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2012.

Home equity. Of the 7 securities, 3 are rated AAA, 2 are rated AA, and 2 are rated CC. The Company performs a quarterly cash flow analysis on asset-backed securities that are rated below AA. 1 of the securities rated CC had an other than temporary impairment recorded during the quarter ended March 31, 2012 .

Manufactured housing. No securities had an unrealized loss.

Equity securities. The gross unrealized losses for equity securities are made up of 17 individual issues. These holdings are reviewed for impairment quarterly. During the quarter ended March 31, 2012, one equity security received an other-than-temporarily impaired adjustment.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2011.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. Government agencies	$24,985	(16)	27,010	(314)	51,995	(330)
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	805	(82)	17,117	(198)	17,922	(280)
Foreign governments	—	—	—	—	—	—
Public utilities	26,509	(1,388)	17,242	(3,110)	43,751	(4,498)
Corporate bonds	199,934	(7,215)	95,975	(7,268)	295,909	(14,483)
Mortgage-backed	23,256	(29)	—	—	23,256	(29)
Home equity	—	—	11,660	(1,649)	11,660	(1,649)
Manufactured housing	—	—	2,436	(81)	2,436	(81)

Total temporarily impaired securities	$275,489	(8,730)	171,440	(12,620)	446,929	(21,350)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2011.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. Government agencies	$—	—	2,257	(170)	2,257	(170)
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	19,314	(907)	—	—	19,314	(907)
Foreign governments	—	—	—	—	—	—
Public utilities	—	—	—	—	—	—
Corporate bonds	100,584	(4,009)	20,944	(1,830)	121,528	(5,839)
Mortgage-backed	3,950	(189)	—	—	3,950	(189)
Home equity	—	—	5,351	(2,054)	5,351	(2,054)
Manufactured housing	—	—	—	—	—	—
	123,848	(5,105)	28,552	(4,054)	152,400	(9,159)

Equity public	722	(84)	299	(61)	1,021	(145)

Total temporarily impaired securities	$124,570	(5,189)	28,851	(4,115)	153,421	(9,304)

(C)	Transfer of Securities

During the three months ended March 31, 2012 and 2011, the Company made no transfers to the held to maturity category from securities available for sale. Lower holdings of securities available for sale reduces the Company's exposure to market price volatility while still providing securities available for liquidity and asset/liability management purposes.

(D) Mortgage Loans and Real Estate

A financing receivable is a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in a company's statement of financial position. Mortgage loans on real estate are the only financing receivables reported by National Western Life Insurance Company.

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

The following table represents the loan-to-value ratio using the most recent appraised value.

	March 31, 2012		December 31, 2011
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	69,472	45.3%	68,048	43.2%
50% to 60%	26,930	17.5%	32,091	20.4%
60% to 70%	25,987	16.9%	25,692	16.3%
70% to 80%	4,996	3.3%	5,505	3.5%
80% to 90%	—	—%	—	—%
Greater than 90%	26,009	17.0%	26,124	16.6%

Totals	153,394	100.0%	157,460	100.0%

(1) Loan-to-Value Ratio using the most recent appraised value.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the mortgage loan allowance for the three months ended March 31, 2012 and the year ended December 31, 2011:

	March 31 2012	December 31 2011
	(In thousands)

Balance, beginning of period	$4,571	3,962
Provision	—	609
Releases	—	—

Balance, end of period	$4,571	4,571

(10)	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	March 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,729,320	—	2,729,320	—
Equity securities, available for sale	8,831	8,717	114	—
Derivatives, index options	83,693	—	83,693	—

Total assets	$2,821,844	8,717	2,813,127	—

Policyholder account balances (a)	$94,800	—	94,800	—
Other liabilities (b)	1,623	—	—	1,623

Total liabilities	$96,423	—	94,800	1,623

During the three months ended March 31, 2012, the Company transferred out of Level 3, equity securities available for sale, its investment in an affiliated company, Moody National Bank. The security is held at its equity value and was transferred to other long-term investments. The Company did not make any other transfers of assets into or out of levels 1, 2 or 3.

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,608,407	—	2,608,407	—
Equity securities, available for sale	16,546	8,233	195	8,118
Derivatives, index options	30,844	—	30,844	—

Total assets	$2,655,797	8,233	2,639,446	8,118

Policyholder account balances (a)	$47,129	—	47,129	—
Other liabilities (b)	1,647	—	—	1,647

Total liabilities	$48,776	—	47,129	1,647

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	March 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,729,320	—	2,729,320	—
Priced internally	—	—	—	—
Subtotal	2,729,320	—	2,729,320	—

Equity securities, available for sale:
Priced by third-party vendors	8,831	8,717	114	—
Priced internally	—	—	—	—
Subtotal	8,831	8,717	114	—

Derivatives, index options:
Priced by third-party vendors	83,693	—	83,693	—
Priced internally	—	—	—	—
Subtotal	83,693	—	83,693	—

Total	$2,821,844	8,717	2,813,127	—

Percent of total	100.0%	0.3%	99.7%	—%

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2011
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

	For the Three Months Ended March 31 2012
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2012	$—	8,118	8,118	1,647
Total realized and unrealized gains (losses):
Included in net income	—	—	—	(7)
Included in other comprehensive income	—	897	897	—
Purchases, sales, issuances and settlements, net	—	—	—	(17)
Transfers into (out of) Level 3	—	(9,015)	(9,015)	—

Balance at end of period	$—	—	—	1,623

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	30

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months Ended March 31, 2011
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2011	$18,602	7,564	26,166	4,512
Total realized and unrealized gains (losses):
Included in net income	—	—	—	(669)
Included in other comprehensive income	302	554	856	—
Purchases, sales, issuances and settlements, net	155	—	155	(332)
Transfers into (out of) Level 3	—	—	—	—

Balance at end of period	$19,059	8,118	27,177	3,511

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	(669)

Realized gains (losses) on debt and equity securities are reported in the Condensed Consolidated Statements of Earnings as net investment gains (losses). Unrealized gains (losses) on available for sale debt and equity securities are reported as other comprehensive income (loss) within stockholders' equity of the Condensed Consolidated Balance Sheet.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	March 31, 2012		December 31, 2011
	Carrying Values	Fair Values	Carrying Values	Fair Values
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$5,673,932	6,125,668	5,641,909	6,082,330
Securities available for sale	2,738,151	2,738,151	2,624,953	2,624,953

Cash and short-term investments	75,491	75,491	119,290	119,290
Mortgage loans	153,394	157,983	157,460	158,958
Policy loans	74,649	74,649	74,967	74,967
Other loans	17,220	17,683	16,287	16,780
Derivatives, index options	83,693	83,693	30,844	30,844
Life interest in Libbie Shearn Moody Trust	248	12,775	330	12,775

LIABILITIES
Deferred annuity contracts	$6,683,406	6,341,195	6,606,886	6,273,379
Immediate annuity and supplemental contracts	510,217	527,972	506,982	521,122

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

Fixed-indexed products provide traditional fixed annuities and universal life contracts with the option to have credited interest rates linked in part to an underlying equity index or a combination of equity indices. The equity return component of such policy contracts is identified separately and accounted for in future policy benefits as embedded derivatives on the condensed consolidated balance sheet. The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity or universal life contracts. The host contracts are accounted for under debt instrument type accounting in which future policy benefits are recorded as discounted debt instruments that are accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates.

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

The tables below present the fair value of derivative instruments as of March 31, 2012 and December 31, 2011, respectively.

	March 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$83,693

Fixed-indexed products			Universal Life and Annuity Contracts	$94,800

Total		$83,693		$94,800

	December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$30,844

Fixed-indexed products			Universal Life and Annuity Contracts	$47,129

Total		$30,844		$47,129

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2012 and 2011.

		March 31, 2012	March 31, 2011
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		(In thousands)

Equity index options	Net investment income	$42,437	31,849

Fixed-index products	Universal life and annuity contract interest	(47,615)	(31,395)

		$(5,178)	454

(12)	SUBSEQUENT EVENTS

Subsequent events have been evaluated through May 10, 2012, which is the date that the financial statements have been issued, and no reportable items were identified.

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three months ended March 31, 2012 follows. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and related notes beginning on page 3 of this report and with the 2011 Annual Report filed on Form 10-K with the SEC.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance in 2012, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Insurance Operations - Domestic

The Company is currently licensed to do business in all states and the District of Columbia except for New York. Products marketed are annuities, universal life insurance, fixed-indexed universal life, and traditional life insurance, which include both term and whole life products. The Company's domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At March 31, 2012, the Company maintained approximately 140,200 annuity contracts in force.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 13,000 independent agents contracted. Roughly 27% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international focus is on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At March 31, 2012, the Company had approximately 73,600 international life insurance policies in force representing approximately $18.7 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 3,500 independent international consultants and brokers currently contracted, 35% of which have submitted policy applications to the Company in the past twelve months.

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

	Three Months Ended March 31,
	2012	2011
	(In thousands)

International:
Universal life	$1,445	1,678
Traditional life	685	792
Equity-indexed life	3,319	4,204

	5,449	6,674
Domestic:
Universal life	34	21
Traditional life	11	7
Equity-indexed life	1,624	485

	1,669	513

Totals	$7,118	7,187

Life insurance sales as measured by annualized first year premiums declined 1% in the first quarter of 2012 as compared to the first quarter of 2011. By market segment, the domestic life insurance line of business posted a 225% increase over the comparable results through the first quarter of 2011 while international life sales decreased 18% during the same time frame.

The Company's international life business consists of applications accepted from residents of various regions outside of the United States, the volume of which typically varies based upon changes in the socioeconomic climates of these regions. Historically, the Company has experienced a simultaneous combination of rising and declining sales in various countries; however, the appeal of the Company's dollar-denominated life insurance products overcomes many of the local and national difficulties. In the “Great Recession” economic climate during 2008-2009, individuals in countries outside of the United States became increasingly leery of the U.S. economy and the stability of financial institutions and markets. These concerns resulted in reduced international sales during this time period. As fiscal and regulatory policies were enacted in response to the financial market turmoil, the ensuing level of relative stability served to recapture the confidence of international markets. Consequently, the Company witnessed an increased level of submitted life insurance applications beginning during the latter half of 2010.

As reported in the Company's Form 10-Q filing for the quarter ended September 30, 2011, Brazilian insurance regulators publicly stated their intention to curtail the sales activity of certain foreign multinational insurers, including National Western, and attempt to levy fines. This public announcement has served to decrease the number of new applications for insurance from residents of Brazil in the past two quarters.

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

	Three Months Ended March 31,
	2012	2011

Percentage of International Sales:
Latin America	85.4%	86.2%
Pacific Rim	13.8	12.0
Eastern Europe	0.8	1.8

Totals	100.0%	100.0%

Year-to-date, the Company has accepted new business from residents outside of the United States in over thirty different countries with Brazil (21%), Venezuela (18%), and Taiwan (13%) comprising the largest contributions. Sales to residents in Venezuela increased 65% in the first quarter of 2012 compared to the same period in 2011.

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

The Company's domestic product development emphasis over the past couple of years in creating SPUL, EIUL, and single or limited pay EIUL products has been positioned to take advantage of the changing demographic in the marketplace as the first layer of the “Baby Boomer” generation began reaching 65 years of age in 2011. These products are designed to facilitate the wealth transfer of accumulated savings of this segment of the population via systematic funding mechanisms such as single premium immediate annuities. These life products have been valuable offerings for the Company's distributors as evidenced by the 225% increase in domestic life sales in the first quarter of 2012 versus the first quarter of 2011.

As mentioned previously, the Company's implementation of commission caps on domestic policies in 2009 discouraged sales of larger face amounts resulting in lower sales levels and amounts of insurance per policy as shown below. Conversely, the Company's sales to international residents have witnessed a steady growth in the average face amount of insurance coverage per policy over the same time period.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2006	315,800	254,700
Year ended December 31, 2007	416,800	251,000
Year ended December 31, 2008	455,200	272,000
Year ended December 31, 2009	201,400	315,300
Year ended December 31, 2010	164,800	338,600
Year ended December 31, 2011	178,500	363,600
Three months ended March 31, 2012	195,300	398,300

After several challenging years of life insurance sales in the wake of the global financial crisis, life insurers are looking for new ways to rebuild premium levels. The Company's focus is directed toward its competitive advantages in international markets and wealth transfer strategies for domestic life sales. Critical to these strategies is the Company's portfolio of fixed-index (equity indexed) life insurance products. Fixed-index life products accounted for over 69% of total life sales in the first quarter of 2012, an increase from 65% for the same period in 2011.

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of March 31,
	2012	2011
	($ in thousands)

Universal life:
Number of policies	59,620	62,490
Face amounts	$7,476,950	7,478,860

Traditional life:
Number of policies	43,060	44,760
Face amounts	$2,977,890	2,718,910

Fixed-indexed life:
Number of policies	33,060	30,760
Face amounts	$8,186,410	7,430,240

Rider face amounts	$2,350,480	2,218,290

Total life insurance:
Number of policies	135,740	138,010
Face amounts	$20,991,730	19,846,300

The Company's domestic in force business includes final expense policies and other smaller face amount traditional life policies written over the past several decades. As the Company's domestic product portfolio has changed to higher face amount universal life and fixed-indexed life policies, a decline in the number of traditional life policies in force has been steadily occurring.

At March 31, 2012, the Company’s face amount of life insurance in force was comprised of $18.7 billion from the international line of business and $2.3 billion from the domestic line of business. At December 31, 2011, these amounts were $18.6 billion and $2.3 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Fixed-indexed annuities	$153,496	226,917
Other deferred annuities	27,750	102,240
Immediate annuities	12,230	3,735

Totals	$193,476	332,892

Annuity sales for the first three months of 2012 were 42% lower than the comparable period in 2011. Although lower than the pace in the first quarter of 2011, annuity sales in the first quarter of 2012 are in line with the Company's sales goal for the 2012 calendar year.

The recessionary contraction and financial market crisis that began in the latter half of 2007 impacted many annuity carriers. Losses from investment impairments and equity exposure through variable annuity product offerings crippled the capital position of numerous insurers and limited their ability to write new business. In contrast, the Company's substantial capital position attained through profitable operations and limited investment loss exposure positioned it to write additional levels of annuity business. In the past two years, the Company sold approximately $1.4 billion of annuity products per year indicative of the Company's enhanced competitive position in the marketplace.

Under the auspices of the Company's enterprise risk management (ERM) processes, management evaluated the potential ramifications of continuing a high level of annuity sales in the depressed interest rate environment precipitated by the "quantitative easing" programs enacted by the Federal Reserve. Considered was the Federal Reserve's announced intention to maintain interest rates at current levels over the next several years. While the Company does not subsidize its interest crediting rates on new policies in order to obtain market share, the Company's ERM considerations determined that a lower level of annuity sales was prudent in the present environment.

The Company's mix of annuity sales tends to shift with interest rate levels and the relative performance of the equity market. Over the past several years, sales of fixed-indexed products have accounted for 55% to 75% of all annuity sales. During the first quarter of 2012 this percentage reached nearly 80% reflecting the bull market run in equities since bottoming out in the first quarter of 2009 and the low level of fixed interest rates. For all fixed-indexed products, the Company purchases over the counter options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-indexed products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of March 31,
	2012	2011
	($ in thousands)

Fixed-indexed annuities
Number of policies	56,260	48,400
GAAP annuity reserves	$3,894,441	3,310,317

Other deferred annuities
Number of policies	66,270	68,630
GAAP annuity reserves	$2,777,666	2,677,361

Immediate annuities
Number of policies	17,650	16,490
GAAP annuity reserves	$430,418	418,267

Total annuities
Number of policies	140,180	133,520
GAAP annuity reserves	$7,102,525	6,405,945

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

As noted previously, the Company has enjoyed substantially higher annuity sales the past two years. While there may be many underlying reasons for this expansion in our annuity business, we believe that at least the following factors may explain this outcome: (1) during uncertain economic periods, consumers follow a flight to safety toward lower risk assets such as annuity products; (2) the Company's strong financial position, upgrade in financial strength rating from A.M. Best during 2009 and ample capital resources enhanced our presence in the annuity marketplace with independent distributors and end market consumers; (3) many of the Company's competitors incurred reductions in their capital base due to a deterioration in the quality of their investment portfolios, including investment impairments and losses, which caused them to curtail sales activity and recruitment of independent distribution; and (4) the uncertainty surrounding the potential regulation of fixed-indexed annuities by the SEC was eliminated when the U.S Court of Appeals vacated the proposed regulation (Rule 151A) and Congress passed the Dodd-Frank Act which exempted annuities under the Securities Act of 1933. Despite these factors and their impact on the growth in the Company's annuity sales, the low interest rate environment expected to last over the next few years will present a different set of challenges in terms of managing risk and profitability.
The fixed income markets, our primary investment source, have experienced an improvement in fundamental credit quality on the heels of stronger liquidity, improving corporate profitability and modest economic growth. Credit downgrades of fixed income instruments by rating agencies were fairly prevalent during 2008 and 2009. However, credit default rates declined during 2010 and 2011. The Company experienced minimal impairment and degradation of quality in its fixed income holdings during the financial crisis and subsequent recovery. There is no certainty that future events may produce the same success in this regard.

The unprecedented low U. S. Treasury yields combined with tightening credit spreads (difference between bond yields and risk-free interest rates) on fixed maturity securities has produced new challenges in managing Company profitability given the resulting “compression” on interest spreads (difference between the yield on investments and the amounts required to credit on associated policy values). Industry analysts and observers generally agree that a sudden jump in interest rate levels would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. The federal government's burgeoning deficit and initial “quantitative easing” initiatives served to put upward pressure on longer term interest rates. The second round of initiatives announced by the Federal Reserve, referred to as "Operation Twist", targeted longer term yields in the hopes that lowering this end of the yield curve may prompt economic expansion particularly in the moribund housing sector. At this time, it is not clear whether the Federal Reserve will pursue additional programs of a stimulative nature. Consequently, it is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company's business, results of operations, cash flows or financial condition.

Our operating strategy continues to be to maintain capital levels substantially above regulatory and rating agency requirements. The Company maintains resources more than adequate to fund future growth and absorb abnormal periods of cash outflows.

RESULTS OF OPERATIONS

The Company's condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In addition, the Company regularly evaluates operating performance using non-GAAP financial measures which exclude or segregate derivative and realized investment gains and losses from operating revenues. Similar measures are commonly used in the insurance industry in order to assess profitability and results from ongoing operations. The Company believes that the presentation of these non-GAAP financial measures enhances the understanding of the Company's results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Company's business. The Company excludes or segregates derivative and realized investment gains and losses because such items are often the result of events which may or may not be at the Company's discretion and the fluctuating effects of these items could distort trends in the underlying profitability of the Company's business. Therefore, in the following sections discussing condensed consolidated operations and segment operations, appropriate reconciliations have been included to report information management considers useful in enhancing an understanding of the Company's operations to reportable GAAP balances reflected in the condensed consolidated financial statements.

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Universal life and annuity contract charges	$36,199	29,832
Traditional life and annuity premiums	4,083	4,022
Net investment income (excluding derivatives)	107,121	101,666
Other revenues	5,655	9,906

Operating revenues	153,058	145,426
Derivative gain (loss)	42,437	31,849
Net realized investment gains (losses)	1,167	3,092

Total revenues	$196,662	180,367

Universal life and annuity contract charges - Revenues for universal life and annuity contracts increased for the three months in 2012 compared to 2011 primarily due to (1) higher cost of insurance and administrative charge revenues associated with a larger block of annuity business and life insurance volume in force and (2) greater surrender charges collected on terminated policies.. For the three months ended March 31, 2012, revenues before reinsurance premiums ceded increased 16% compared to the comparable quarter of 2011. Effective April 1, 2011, the Company increased its retention on life insurance coverage from $300,000 on any one life to $500,000 which lowered the amount of reinsurance premium ceded.

Revenues for these products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance charges, as shown in the following table.

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$30,380	28,035
Surrender charges	9,818	6,531
Other charges	211	239
Gross contract revenues	40,409	34,805

Reinsurance premiums	(4,210)	(4,973)

Net contract revenues	$36,199	29,832

Traditional life and annuity premiums - Traditional life and annuity premiums increased 1.0% in the first three months of 2012 compared to the same period in 2011. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The Company's life insurance sales focus has been primarily centered around universal life products. Universal life products, especially the Company's equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index such as the S&P 500 Index®, have been more popular product offerings in the Company's markets. However, the 2008 to 2009 financial crisis generated renewed interest in the Company's term life insurance products particularly with residents outside of the United States.

Net investment income - To ensure the Company will be able to honor future commitments to policyholders and provide a financial return, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed maturity debt securities. The income from these investments is closely monitored by the Company due to its significant impact on the business. A detail of net investment income (with and without index options) is provided below.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Gross investment income:
Debt securities	$101,984	97,465
Mortgage loans	2,926	2,693
Policy loans	1,348	1,355
Short-term investments	235	45
Other invested assets	915	368

Total investment income	107,408	101,926
Less: investment expenses	287	260

Net investment income (excluding derivatives)	107,121	101,666
Derivative gain (loss)	42,437	31,849

Net investment income	$149,558	133,515

For the three months ended March 31, 2012, investment grade debt securities generated approximately 95.0% of total investment income, excluding derivative gain (loss). The growth in investment income from debt securities in the first quarter of 2012 versus 2011 reflects the increase in the size of the portfolio fueled by investable cash inflows from annuity sales. Mortgage loan investment income for the three months ended March 31, 2012 increased over the comparable period in 2011 reflecting new loans funded during the later half of 2011.

In order to assess underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income performance is summarized as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Excluding derivatives:
Net investment income	$107,121	101,666
Average invested assets, at amortized cost	$8,195,352	7,841,353
Annual yield on average invested assets	5.23%	5.54%

Including derivatives:
Net investment income	$149,558	133,515
Average invested assets, at amortized cost	$8,256,122	7,448,790
Annual yield on average invested assets	7.25%	7.17%

The slightly lower yield on average invested assets in the first quarter of 2012 compared to 2011 is due to the lower yields obtained on new fixed maturity debt securities investments during the last 12 months. During 2011, the average yield on bond purchases to fund insurance operations was 4.18% representing a 1.43% spread over treasury rates. Insurance operation bond purchases through the first quarter of 2012 had an average yield of 3.73% with spreads expanding to 1.73% over treasury rates.

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $5.6 million and $5.8 million for the three months ended March 31, 2012 and 2011, respectively. Other revenues in the first three months of 2011 also includes $4.0 million of settlement revenue from a lawsuit in which the Company was the plaintiff.

Derivative gain (loss) - Index options are derivative financial instruments used to hedge the equity return component of the Company's fixed-indexed products. Derivative gain or loss includes the amounts realized from the sale or expiration of the options. Since the index options do not meet the requirements for hedge accounting under GAAP, they are marked to fair value on each reporting date and the resulting unrealized gain or loss is also reflected as a component of net investment income.

Gains and losses from index options are due to equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to index level at the time of the option purchase causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-indexed products also fluctuates in a similar manner and direction. For the three months ended March 31, 2012 and 2011, the reference indices increased and the Company recorded an overall gain from index options with a corresponding increase in contract interest expenses.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Derivatives:
Unrealized gain (loss)	$54,217	31,057
Realized gain (loss)	(11,780)	792

Total gain (loss) included in net investment income	$42,437	31,849

Total contract interest	$101,543	92,149

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

Net realized investment gains (losses) - Realized gains on investments in the first quarter of 2012 primarily resulted from bond calls and sales. The net gains reported for the three months ended March 31, 2012 consisted of gross gains of $1.7 million offset by gross losses of $0.5 million, which include other-than-temporary impairment losses.

The Company records impairment write-downs when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected. Impairments due to credit factors are recorded in the Company's Condensed Consolidated Statement of Earnings while non-credit (liquidity) impairment losses are included in other comprehensive income (loss). Impairment and valuation write-downs reflected in the Company's Condensed Consolidated Statement of Earnings are summarized in the following table.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Impairment or valuation write-downs:
Bonds	$175	—
Equities	24	—
Mortgage loans	—	50
Real estate	—	39

Total	$199	89

Bond impairments during the first quarter of 2012 pertained to an asset-backed security whose cash flows and fair values did not support the amortized cost basis at which the instrument was recorded in the financial records. Equity impairments for the quarter ended March 31, 2012 represent a mark-to-market write-down on one security in which the market discount to book value was significant and had been maintained for several reporting periods.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Life and other policy benefits	$13,678	12,216
Amortization of deferred policy acquisition costs	31,711	27,489
Universal life and annuity contract interest	101,543	92,149
Other operating expenses	20,018	20,718

Totals	$166,950	152,572

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, increased to $9.6 million during the first quarter of 2012 compared to $8.4 million for the quarter ended March 31, 2011. While death claim amounts are subject to variation from period to period, the Company's mortality experience has generally been consistent with or better than its product pricing assumptions.

Amortization of deferred policy acquisition costs - Life insurance companies are required to defer certain expenses that vary with, and are primarily related to, the cost of acquiring new business. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses and sales inducements. The Company defers sales inducements in the form of first year interest bonuses on annuity and universal life products that are directly related to the production of new business. These charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. Recognition of these deferred policy acquisition costs (“DPAC”) as an expense in the condensed consolidated financial statements occurs over future periods in relation to the expected emergence of profits priced into the products sold. This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns. Companies are required to review universal life and annuity contract assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profits pattern is to be "unlocked" and reset based upon the actual experience. DPAC balances are also adjusted each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (“true-up”) with the adjustment reflected in current period amortization expense. In accordance with GAAP guidance the Company must also write-off deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets upon internal replacement of certain contracts as well as annuitizations of deferred annuities.

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense for the three months ended March 31, 2012 and 2011.

Increase (Decrease) in DPAC Balance	Three Months Ended March 31,
	2012	2011
	(In thousands)

Unlocking	$—	—
True-up	778	(3,041)

Totals	$778	(3,041)

The Company is required to periodically adjust, on a prospective basis for actual experience that varies from that assumed. True-up adjustments were recorded in the first quarter of 2012 and 2011 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year's experience. This resulted in a $0.8 million decrease in amortization expense for the three months ended March 31, 2012, and a $3.0 million increase in amortization expense for the three months ended March 31, 2011.

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

The Company's approximated average credited rates, excluding and including fixed-indexed (derivative) products, were as follows:

	March 31,		March 31,
	2012	2011	2012	2011
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	2.96%	3.21%	4.72%	4.89%
Interest sensitive life	4.11%	4.18%	7.30%	6.57%

Contract interest including fixed-index products also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market performance of these derivative features resulted in net realized and unrealized gains of $42.4 million and net realized and unrealized gains of $31.8 million for the first three months of 2012 and 2011, respectively.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and compensation costs. These are summarized in the table that follows.

	March 31,
	2012	2011
	(In thousands)

General insurance expense	$6,962	7,581
Nursing home expenses	5,404	5,217
Compensation expense	5,249	4,614
Commission expense	2,041	2,110
Taxes, licenses and fees	362	1,196

Totals	20,018	20,718

General insurance expense includes amortization expense associated with capitalized system costs. The Company has been involved in major information system initiatives to enhance actuarial, accounting, policy acquisition, and policy administration processes. Costs related to these systems are capitalized during the development process and then amortized once they are placed into service and used in operations. Amortization expense in association with these system implementations was $0.9 million and $0.8 million in 2012 and 2011, respectively. The increasing trend in amortization expense is attributable to additional functionality being placed into operation during the period.

Compensation expense includes share based compensation costs for the Company’s stock option plans related to outstanding vested and unvested stock options. As these costs vary in tandem with the Company's Class A common share price as a result of marking the stock options to fair value under the liability method of accounting, the related expense amount could be positive or negative in any given period. For the quarter ended March 31, 2012 share based compensation expense was negligible. For the quarter ended March 31, 2011 share based compensation expense was a negative $0.7 million.The fluctuation in expense reflects the market price decline in the Company’s Class A common stock as of the reporting dates.

Federal Income Taxes. Federal income taxes on earnings from operations reflect effective tax rates of 33.6% for the three months ended March 31, 2012 compared to 34.5% for the first quarter of 2011. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings
A summary of segment earnings for the three months ended March 31, 2012 and 2011 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
March 31, 2012	$229	6,079	9,944	2,730	18,982
March 31, 2011	$(2,221)	3,017	13,453	1,952	16,201

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$10,539	6,032
Net investment income	5,818	4,996
Other revenues	7	7

Total revenues	16,364	11,035

Benefits and expenses:
Life and other policy benefits	1,648	5,234
Amortization of deferred policy acquisition costs	2,391	2,883
Universal life insurance contract interest	7,213	2,638
Other operating expenses	4,768	3,666

Total benefits and expenses	16,020	14,421

Segment earnings (loss) before Federal income taxes	344	(3,386)
Provision (benefit) for Federal income taxes	115	(1,165)

Segment earnings (loss)	$229	(2,221)

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

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Universal life insurance revenues	$10,381	5,726
Traditional life insurance premiums	1,688	1,569
Reinsurance premiums	(1,530)	(1,263)

Totals	$10,539	6,032

The Company's domestic life insurance in force has been declining since 2008 resulting in lower universal contract revenue charges. The pace of new policies issued has lagged the number of policies terminating from death or surrender by roughly a six-to-one rate over the past several years causing a declining level of insurance in force from which contract charge revenue is received. The number of domestic life insurance policies has declined from 66,000 at December 31, 2010 to 62,900 at December 31, 2011, and to 61,900 at March 31, 2012. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic life policies issued in the first quarter of 2012 was 127% higher than in the first quarter of 2011 and the volume of insurance issued was 187% greater than that in 2011. Contract revenues associated with this increased new business activity account for the overall increase in domestic life premiums and contract charges.

Premiums collected on universal life products are not reflected as revenues in the Company's condensed consolidated statements of earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Universal life insurance:
First year and single premiums	$10,034	1,981
Renewal premiums	4,722	5,606

Totals	$14,756	7,587

The Company's efforts over the past several years have been to attract new independent agents and to promote life products to improve domestic life sales. During 2011, the Company began to achieve some success in this regard with the number of new policies issued increasing 76% over the prior year, reversing a multi-year trend of declining activity. This trend continued in the first quarter of 2012 as noted above. Sales over the past two years have been substantially weighted toward single premium policies which do not have recurring premium payments. These products are targeting wealth transfer strategies involving the movement of accumulated wealth in alternative investment vehicles, including annuities, into life insurance products.

Net investment income includes the gains and losses on index options purchased to back the index crediting mechanism on equity-indexed universal products. As noted previously in the Results of Operations discussion, option values increased more rapidly in the first quarter of 2012 as compared to 2011 resulting in greater investment income being reflected.

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter. Claim activity during the first quarter of 2012 was extremely favorable compared to historical trends while the claim activity in the first quarter of 2011 was substantially higher than levels previously experienced. The Company's overall mortality experience for this segment is in line with pricing assumptions.

As noted previously in the discussion of results from condensed consolidated operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—
True-up	593	53

Totals	$593	53

As noted in the table above, the true-up adjustments recorded increased the DPAC balance which conversely reduced amortization expense by a like amount for the periods shown.

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

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$23,431	24,560
Net investment income	15,397	13,021
Other revenues	32	24

Total revenues	38,860	37,605

Benefits and expenses:
Life and other policy benefits	3,480	4,962
Amortization of deferred policy acquisition costs	5,608	8,198
Universal life insurance contract interest	14,812	12,919
Other operating expenses	5,818	6,926

Total benefits and expenses	29,718	33,005

Segment earnings before Federal income taxes	9,142	4,600
Provision for Federal income taxes	3,063	1,583

Segment earnings	$6,079	3,017

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Universal life insurance revenues	$23,716	25,820
Traditional life insurance premiums	3,177	3,118
Reinsurance premiums	(3,462)	(4,378)

Totals	$23,431	24,560

In general, universal life revenues and operating earnings are anticipated to emerge with the amount of international life insurance in force. The volume of insurance in force has grown from $17.5 billion at March 31, 2011 to $18.7 billion at March 31, 2012. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of international life policies issued in the first quarter of 2012 was 20% lower than in the first quarter of 2011 and the volume of insurance issued was 12% less than that in 2011.

International universal life revenues also include surrender charges assessed upon surrender of contracts by policyholders. In the midst of the financial crisis the past few years, the Company's international policyholders in particular exhibited concern regarding the developments in U.S. financial markets. This evidenced itself in the Company's termination activity in its international life policies in force. During 2009, the Company incurred higher termination experience than is typical which resulted in recognition of increased surrender charge fee income. However, this level of termination actively subsequently subsided. The following table illustrates the Company's recent international life termination experience.

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Three months ended March 31, 2012	$454.9	8.8%
Year ended December 31, 2011	1,465.1	7.3%
Year ended December 31, 2010	1,721.8	9.0%
Year ended December 31, 2009	2,423.2	13.0%
Year ended December 31, 2008	1,923.2	10.8%
Year ended December 31, 2007	1,674.3	10.2%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Universal life insurance:
First year and single premiums	$8,157	8,495
Renewal premiums	27,436	27,577

Totals	$35,593	36,072

The Company's most popular international products have been its fixed-indexed universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of the S&P 500 Index®. Included in the totals in the above table are collected premiums for fixed-indexed universal life products of approximately $22.3 million and $22.4 million for the first three months of 2012 and 2011, respectively.

As previously noted, net investment income and contract interest include period-to-period changes in fair values pertaining to call options purchased to hedge the interest crediting feature on the fixed-index universal life products. With the growth in the fixed-indexed universal life block of business, the period-to-period changes in fair values of the underlying options have had an increasingly greater impact on net investment income and universal life contract interest. A detail of net investment income for international life insurance operations is provided below.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Net investment income (excluding derivatives)	$9,696	9,988
Derivative gain (loss)	5,701	3,033

Net investment income	$15,397	13,021

A comparable impact for the derivative component in the equity-indexed universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. The Company's clientele for international products are wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts. In the year ended December 31, 2011, the average face amount of insurance purchased was approximately $364,000, and in the first three months of 2012 the average was $398,000. While life and policy benefit expense for the international life segment reflects the larger policies purchased, mortality due to natural causes is comparable to that in the United States.

As noted previously, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on international life insurance DPAC balances recorded through amortization expense for the first months of 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—
True-up	4,285	(467)

Totals	$4,285	(467)

True-up adjustments in the first quarter of 2012 increased the DPAC balance and decreased amortization expense while in the first three months of 2011 true-up assumptions decreased the DPAC balance and increased amortization expense.

As indicated in the discussion concerning net investment income, contract interest expense includes fluctuations that are the result of underlying equity indices performance associated with fixed-indexed universal life products. The derivative gain (loss) realized on purchased call options is included in the amounts the Company credits to policyholders. For more details about the Company's use of index options to hedge the performance of equity indices refer to the derivative gain (loss) discussion in the Condensed Consolidated Operations section of this Item 2.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$6,312	3,262
Net investment income	124,389	113,112
Other revenues	61	4,061

Total revenues	130,762	120,435

Benefits and expenses:
Life and other policy benefits	8,550	2,020
Amortization of deferred policy acquisition costs	23,712	16,408
Annuity contract interest	79,518	76,592
Other operating expenses	4,028	4,903

Total benefits and expenses	115,808	99,923

Segment earnings (loss) before Federal income taxes	14,954	20,512
Provision (benefit) for Federal income taxes	5,010	7,059

Segment earnings (loss)	$9,944	13,453

A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Surrender charges	$6,308	3,251
Payout annuity and other revenues	—	—
Traditional annuity premiums	4	4

Totals	$6,312	3,255

The Company's lapse rates for annuity contracts in the first three months of 2012 was comparable to that of 2011. Accordingly, the increase in surrender charge revenue in the first quarter of 2012 is primarily a function of the growth in the annuity block of the business the past couple of years.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings, in accordance with GAAP. Actual annuity deposits collected for the three months ended March 31, 2012 and 2011 are detailed below.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Fixed-indexed annuities	$150,306	221,023
Other deferred annuities	32,891	104,150
Immediate annuities	9,255	5,349

Totals	$192,452	330,522

Fixed-indexed products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since the Company does not offer variable products or mutual funds, fixed-indexed products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-indexed annuity deposits as a percentage of total annuity deposits were 78% and 67% for the three months ended March 31, 2012 and 2011, respectively. The increasing percentage of fixed-indexed products of total annuity sales reflects the low interest rate environment and the current bull market in equities.

As a selling inducement, some of the deferred products, as well as the fixed-indexed annuity products, include a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to a base interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred to be amortized over future periods amounted to approximately $7.2 and $11.3 million during the first three months of 2012 and 2011, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Net investment income (excluding derivatives)	$88,479	84,931
Derivative gain (loss)	35,910	28,181

Net investment income	$124,389	113,112

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

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for the three months of 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—
True-up	(4,100)	(2,627)

Totals	$(4,100)	(2,627)

As the true-up adjustments decreased the DPAC balances as of the dates shown, a corresponding increase in DPAC amortization was recorded in the Company's Condensed Consolidated Statement of Earnings in each respective period.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge the Company's fixed-indexed annuities. The detail of fixed-indexed annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Fixed-indexed annuities	$60,751	53,153
All other annuities	23,857	28,583

Gross contract interest	84,608	81,736
Bonus interest deferred and capitalized	(7,156)	(11,260)
Bonus interest amortization	5,815	6,116

Total contract interest	$83,267	76,592

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

Other Operations

National Western Life Insurance Company's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $0.2 million and $0.6 million of operating earnings in the first three months of 2012 and 2011, respectively. The decrease in operating earnings reflects an increase in expenses incurred at the Company's San Marcos location in an effort to build a presence in the community for this operation that started in the latter half of 2009. The remaining earnings in Other Operations represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios.

INVESTMENTS

General

The Company's investment philosophy emphasizes the careful handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below. The Company emphasizes investment grade debt securities with smaller holdings in mortgage loans.

	March 31, 2012		December 31, 2011
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$8,403,252	95.8	$8,250,316	96.3
Mortgage loans	153,394	1.7	157,460	1.8
Policy loans	74,649	0.9	74,967	0.9
Derivatives, index options	83,693	1.0	30,844	0.4
Real estate	19,120	0.2	19,220	0.2
Equity securities	8,831	0.1	16,546	0.2
Other	25,191	0.3	15,252	0.2

Totals	$8,768,130	100.0	$8,564,605	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of March 31, 2012 and December 31, 2011, the Company's debt securities portfolio consisted of the following:

	March 31, 2012		December 31, 2011
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$4,602,813	54.8	$4,289,680	52.0
Mortgage-backed securities	2,217,545	26.4	2,258,706	27.4
Public utilities	1,026,411	12.2	1,045,387	12.6
State and political subdivisions	376,529	4.5	362,252	4.4
U.S. agencies	98,155	1.2	205,464	2.5
Asset-backed securities	54,345	0.6	56,178	0.7
Foreign governments	25,516	0.3	30,712	0.4
U.S. Treasury	1,938	—	1,937	—

Totals	$8,403,252	100.0	$8,250,316	100.0

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

	Three Months Ended March 31,	Year Ended December 31,
	2012	2011
	($ In thousands)

Cost of acquisitions	408,503	$1,410,389
Average S&P® quality	A-	AA-
Effective annual yield	3.73%	4.18%
Spread to treasuries	1.73%	1.43%
Effective duration	7.9 years	7.1 years

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

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 98.1% held in investment grade securities. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P®.

	March 31, 2012		December 31, 2011
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$159,310	1.8	$173,176	2.0
AA	2,925,680	34.8	3,067,454	37.2
A	2,124,045	25.3	2,078,808	25.2
BBB	3,037,836	36.2	2,784,711	33.8
BB and other below investment grade	156,381	1.9	146,167	1.8

Totals	$8,403,252	100.0	$8,250,316	100.0

The Company's investment guidelines do not allow for the purchase of below investment grade securities.  The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

March 31, 2012	$150,865	156,381	152,315	1.8%

December 31, 2011	$144,131	146,466	140,590	1.7%

The Company's percentage of below investment grade securities compared to total invested assets increased slightly from December 31, 2011 primarily due to several securities being downgraded during the first three months of 2012. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of March 31, 2012 are summarized below, including March 31, 2012 and December 31, 2011 fair values for comparison. The Company is continually monitoring developments in these industries that may affect security valuation issues.

	Below Investment Grade Debt Securities
Industry Category	Amortized Cost March 31, 2012	Carrying Value March 31, 2012	Fair Value March 31, 2012	Fair Value December 31, 2011
	(In thousands)

Retail	$9,584	9,657	9,657	8,478
Telecommunications	5,687	8,963	8,963	7,863
Asset-backed securities	11,126	11,475	11,884	12,498
Mortgage-backed	8,166	8,202	8,202	8,173
Banking/finance	42,528	42,540	38,676	35,927
Manufacturing	44,748	45,906	47,138	55,210
Transportation	—	382	382	415
Other	29,026	29,256	27,413	12,026

Totals	$150,865	156,381	152,315	140,590

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

However, the Company does have exposure to the debt of non-financial companies in these countries. The following table shows bond holdings at March 31, 2012 of non-financial companies that are domiciled in Portugal, Ireland, Italy, Greece or Spain held in the available for sale and held to maturity debt security portfolios.

Securities Available for Sale

Company	S&P Rating	Book Value 3/31/12	Fair Value 3/31/12	Country Domiciled
	(In thousands)

Covidien	A	$14,252	15,157	Ireland
CRH	BBB+	14,009	14,632	Ireland
Telecom Italia	BBB	14,991	15,420	Italy
Telefonica	BBB+	19,897	20,583	Spain

Totals		$63,149	65,792

Securities Held to Maturity

Company	S&P Rating	Book Value 3/31/12	Fair Value 3/31/12	Country Domiciled
	(In thousands)

Coca-Cola HBC	A-	$4,021	4,408	Greece
EDP	BB+	17,198	15,046	Portugal
Enel	BBB+	19,906	20,860	Italy
Finmeccanica	BBB-	15,027	13,404	Italy
Iberdrola Finance	A-	2,890	3,039	Spain

Totals		$59,042	56,757

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

During the three months ended March 31, 2012 the Company recorded other-than-temporary impairment credit related write-downs on debt securities totaling $0.2 million and negligible amounts on equity securities. The Company had no other-than-temporary impairment write-downs on debt securities other than on certain asset-backed securities whose fair value and net present value of future cash flows fell below the amortized cost of the security. See Note 9, Investments , of the accompanying condensed consolidated financial statements for further discussion.Since the Company's adoption of the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a total of $9.6 million of other-than-temporary impairments of which $2.1 million was deemed credit related and recognized as realized investment losses in earnings, and $7.5 million was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at March 31, 2012, approximately 31% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)

Securities held to maturity:
Debt securities	$6,125,668	5,673,932	451,736
Securities available for sale:
Debt securities	2,729,320	2,520,785	208,535
Equity securities	8,831	6,297	2,534

Totals	$8,863,819	8,201,014	662,805

Asset-Backed Securities

The Company holds approximately $54.3 million in asset-backed securities as of March 31, 2012. This portfolio includes $22.1 million of manufactured housing bonds and $32.2 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The Company holds one Alt-A security with a carrying value of $4.1 million. The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The average FICO for an Alt-A borrower is approximately 715 compared to a score of 730 for a jumbo prime borrower. The Company's exposure to the Alt-A and subprime sectors is limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans. The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities. With the government intervention initiatives in 2009, the housing market began to show signs of stabilizing. There was an improvement in the prices of subprime securities as the bond market also became more liquid. All of the loans classified as Alt-A or subprime in the Company's portfolio as of March 31, 2012 were underwritten prior to 2005 as noted in the table below.

	March 31, 2012		December 31, 2011
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$6,435	6,139	6,767	6,611
2002	499	587	492	740
2003	4,053	3,813	4,296	4,186
2004	21,242	23,500	21,123	19,931

Subtotal subprime	$32,229	34,039	32,678	31,468

Alt A:
2004	$4,141	4,141	4,223	4,223

As of March 31, 2012, 5 of the subprime securities were rated AAA, 2 were rated AA, 1 was rated A, 1 was rated BBB, and 3 were rated CC.

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

The Company requires a minimum specified yield on mortgage loan investments. During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return. Mortgage loans originated by the Company totaled $37.3 million for the year 2011 and $1.0 million for the three months ended March 31, 2012.

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status.  If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Income.  The loan is independently monitored and evaluated as to potential impairment or foreclosure.  If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly.  The Company has no loans past due 90 days which are accruing interest.

The Company held net investments in mortgage loans totaling $153.4 million and $157.5 million at March 31, 2012 and December 31, 2011, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	March 31, 2012		December 31, 2011
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$81,033	52.8%	$84,903	53.9%
New England	21,341	13.9%	21,401	13.6%
Mountain	15,735	10.3%	15,922	10.1%
Pacific	12,198	7.9%	12,001	7.6%
East North Central	9,957	6.5%	10,018	6.4%
East South Central	10,374	6.8%	10,411	6.6%
South Atlantic	583	0.4%	609	0.4%
Middle Atlantic	2,173	1.4%	2,195	1.4%

Totals	$153,394	100.0%	$157,460	100.0%

	March 31, 2012		December 31, 2011
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$91,199	59.5%	$93,310	59.3%
Hotel/Motel	21,977	14.3%	25,679	16.3%
Land/Lots	13,977	9.1%	13,604	8.6%
Apartments	12,515	8.2%	11,103	7.1%
Office	8,815	5.7%	8,858	5.6%
All other	4,911	3.2%	4,906	3.1%

Totals	$153,394	100.0%	$157,460	100.0%

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as most of these investments were acquired through mortgage loan foreclosures.  The Company also participates in several real estate joint ventures, limited partnerships, and other loans that invest primarily in income-producing retail properties.  These investments have enhanced the Company's overall investment portfolio returns. The Company's real estate investments totaled approximately $19.1 million and $19.2 million at March 31, 2012 and December 31, 2011, respectively. The Company recognized operating income on these properties of approximately $0.4 million for the first three months of 2012. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	March 31, 2012	December 31, 2011
	(In thousands except percentages)

Debt securities - fair value	$8,854,988	8,690,737
Debt securities - amortized cost	$8,194,717	8,058,057
Fair value as a percentage of amortized cost	108.06%	107.85%
Unrealized gain balance	$660,271	632,680
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	0.33%	(1.42)%

	Unrealized Gains Balance
	At March 31, 2012	At December 31, 2011	Change in Unrealized Balance

Debt securities held to maturity	$451,736	440,421	11,315
Debt securities available for sale	208,535	192,259	16,276

Totals	$660,271	632,680	27,591

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. Although the market interest rate of the ten-year U.S. Treasury bond increased approximately 33.4 basis points from year-end 2011 through the first three months of 2012 the Company's unrealized gain position increased $27.6 million on a portfolio with an amortized cost basis of approximately $8.4 billion. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's Condensed Consolidated Balance Sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2011, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first three months of 2012 were reasonable given the expected range of results of this analysis.

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

In connection with the Company’s use of call options to hedge the equity return component of its fixed-indexed annuity and life products, the Company is exposed to the risk that a counterparty fails to perform under terms of the option contract. The Company purchases one-year option contracts from multiple counterparties and evaluates the creditworthiness of all counterparties prior to the purchase of the contracts. For consideration in contracting with a counterparty the rating required by the Company is a Standard
& Poor’s credit rating of “A” or higher and a Moody’s rating of “A2” or higher. Accordingly, all options are purchased from nationally recognized financial institutions with a demonstrated performance for honoring their financial obligations and possessing substantial financial capacity. In addition, each counterparty is required to execute a credit support agreement obligating the counterparty to provide collateral to the Company when the fair value of the Company’s exposure to the counterparty exceeds specified amounts. The amount of collateral to be provided is based upon a sliding scale tied to the credit rating of the counterparty(the higher the credit rating of the counterparty the higher the threshold of exposure before collateral is to be provided). At the highest credit rating level the maximum counterparty net exposure not subject to collateral support is $20 million. This net exposure level declines as the counterparty credit rating declines and ultimately is $0 at a rating of “BBB+”. Counterparty credit ratings and credit exposure are monitored continuously by the Company’s Investment department with adjustments to collateral levels managed as incurred under the credit support agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs. There were no borrowings outstanding under the line of credit at March 31, 2012.

A primary liquidity concern for life insurers is the risk of an extraordinary level of early policyholder withdrawals. The Company includes provisions within its annuity and universal life insurance policies, such as surrender and market value adjustments, that help limit and discourage early withdrawals.

The actual amounts paid by product line in connection with surrenders and withdrawals for the periods ended March 31, are noted in the table below.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Product Line:
Traditional Life	$1,367	1,427
Universal Life	12,348	9,397
Annuities	117,121	128,058

Total	$130,836	138,882

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $76.0 million and $50.0 million for the three months ended March 31, 2012 and 2011, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $464.4 million and $179.3 million for the three months ended March 31, 2012 and 2011, respectively. These cash flow items could be reduced if interest rates rise. Net cash flows from the Company's universal life and investment annuity deposit product operations totaled $1.8 million and $136.4 million during the three months ended March 31, 2012 and 2011, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of March 31, 2012, the Company had no commitments beyond its normal operating and investment activities.

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

Insurance reserves are the means by which life insurance companies determine the liabilities that must be established to assure that future policy benefits are provided for and can be paid. These reserves are required by law and based upon standard actuarial methodologies to ensure fulfillment of commitments guaranteed to policyholders and their beneficiaries, even though the obligations may not be due for many years. Refer to Note (1) in the Notes to Condensed Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of reserving methods.

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Operating lease obligations	$—	—	—	—	—
Life claims payable (1)	62,934	62,934	—	—	—
Other long-term reserve liabilities reflected on the balance sheet under GAAP (2)	9,953,056	1,016,106	1,906,126	1,682,309	5,348,515

Total	$10,015,990	1,079,040	1,906,126	1,682,309	5,348,515

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. Internal controls over financial reporting change as the Company modifies or enhances its systems and processes to meet business needs. Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8(A) "Legal Proceedings" of the accompanying financial statements included in this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no changes relative to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

The following table sets forth the Company's repurchase of its Class A common shares from Option Holders for the quarter ended March 31, 2012. There were no shares repurchased during the period.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

January 1, 2012 through January 31, 2012	—	—	N/A	N/A
February 1, 2012 through February 29, 2012	—	—	N/A	N/A
March 1, 2012 through March 31, 2012	—	—	N/A	N/A

Total	—		N/A	N/A

Purchased shares are reported in the Company's condensed consolidated financial statements as authorized and unissued.

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date:	May 9, 2012	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date:	May 9, 2012	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 9, 2012	/S/ Thomas F. Kopetic
Thomas F. Kopetic
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)