Form 10-Q
period 2012-06-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2012-08-08
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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
Large accelerated filer  ☐     Accelerated filer  ☑   Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
As of August 7, 2012, the number of shares of Registrant's common stock outstanding was: Class A – 3,434,763 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	June 30, 2012	December 31, 2011

Investments:
Securities held to maturity, at amortized cost (fair value: $6,245,687 and $6,082,330)	$5,738,777	5,641,909
Securities available for sale, at fair value (cost: $2,530,815 and $2,422,650)	2,754,759	2,624,953
Mortgage loans, net of allowance for possible losses ($0 and $4,571)	132,614	157,460
Policy loans	74,369	74,967
Derivatives, index options	65,555	30,844
Other long-term investments	43,467	34,472

Total investments	8,809,541	8,564,605

Cash and short-term investments	111,264	119,290
Deferred policy acquisition costs	708,220	722,542
Deferred sales inducements	152,360	155,753
Accrued investment income	90,176	87,875
Federal income tax receivable	—	—
Other assets	83,900	77,934

Total assets	$9,955,461	9,727,999

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2012	December 31, 2011

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$8,178,279	8,023,798
Traditional life and annuity contracts	138,452	139,657
Other policyholder liabilities	154,105	151,308
Deferred Federal income tax liability	44,023	46,481
Federal income tax payable	1,462	5,962
Other liabilities	107,819	84,008

Total liabilities	8,624,140	8,451,214

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,434,763 and 3,434,766 issued and outstanding in 2012 and 2011	3,435	3,435
Class B - $1 par value; 200,000 shares authorized, issued, and outstanding in 2012 and 2011	200	200
Additional paid-in capital	37,767	37,767
Accumulated other comprehensive income	64,725	53,176
Retained earnings	1,225,194	1,182,207

Total stockholders’ equity	1,331,321	1,276,785

Total liabilities and stockholders' equity	$9,955,461	9,727,999

Note:  The Condensed Consolidated Balance Sheet at December 31, 2011, has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended June 30, 2012 and 2011
(Unaudited)
(In thousands, except per share amounts)

	2012	2011

Premiums and other revenues:
Universal life and annuity contract charges	$36,653	32,632
Traditional life and annuity contract premiums	4,904	4,607
Net investment income	78,181	97,724
Other revenues	5,866	4,698
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(185)	—
Portion of OTTI losses recognized in other comprehensive income	(235)	—
Net OTTI losses recognized in earnings	(420)	—
Other net investment gains (losses)	2,425	490
Total net realized investment gains (losses)	2,005	490

Total revenues	127,609	140,151

Benefits and expenses:
Life and other policy benefits	13,857	9,598
Amortization of deferred policy acquisition costs	31,349	38,848
Universal life and annuity contract interest	26,004	53,232
Other operating expenses	22,452	19,060

Total benefits and expenses	93,662	120,738

Earnings before Federal income taxes	33,947	19,413

Federal income taxes	10,701	5,623

Net earnings	$23,246	13,790

Basic earnings per share:
Class A	$6.58	3.90
Class B	$3.29	1.95

Diluted earnings per share:
Class A	$6.58	3.90
Class B	$3.29	1.95

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)
(In thousands, except per share amounts)

	2012	2011

Premiums and other revenues:
Universal life and annuity contract charges	$72,852	62,464
Traditional life and annuity premiums	8,987	8,629
Net investment income	227,739	231,239
Other revenues	11,521	14,604
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(462)	—
Portion of OTTI losses recognized in other comprehensive income	(157)	—
Net OTTI losses recognized in earnings	(619)	—
Other net investment gains (losses)	3,791	3,582
Total net realized investment gains (losses)	3,172	3,582

Total revenues	324,271	320,518

Benefits and expenses:
Life and other policy benefits	27,535	21,814
Amortization of deferred policy acquisition costs	63,060	66,337
Universal life and annuity contract interest	127,547	145,381
Other operating expenses	42,470	39,778

Total benefits and expenses	260,612	273,310

Earnings before Federal income taxes	63,659	47,208

Federal income taxes	20,672	15,207

Net earnings	$42,987	32,001

Basic earnings per share:
Class A	$12.16	9.06
Class B	$6.08	4.53

Diluted earnings per share:
Class A	$12.16	9.04
Class B	$6.08	4.53

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2012 and 2011
(Unaudited)
(In thousands)

	2012	2011

Net earnings	$23,246	13,790

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains arising during period	5,624	5,769
Net unrealized liquidity gains (losses)	161	149
Reclassification adjustment for net amounts included in net earnings	(1,658)	(194)
Amortization of net unrealized (gains) losses related to transferred securities	—	14

Net unrealized gains (losses) on securities	4,127	5,738

Foreign currency translation adjustments	(101)	(59)

Benefit plans:
Amortization of net prior service cost and net gain	225	292

Other comprehensive income	4,251	5,971

Comprehensive income	$27,497	19,761

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)
(In thousands)

	2012	2011

Net earnings	$42,987	32,001

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains arising during period	13,376	5,775
Net unrealized liquidity gains (losses)	137	350
Reclassification adjustment for net amounts included in net earnings	(2,698)	(2,079)
Amortization of net unrealized (gains) losses related to transferred securities	1	7

Net unrealized gains (losses) on securities	10,816	4,053

Foreign currency translation adjustments	285	(134)

Benefit plans:
Amortization of net prior service cost and net gain	448	582

Other comprehensive income	11,549	4,501

Comprehensive income	$54,536	36,502

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Six Months Ended June 30, 2012 and 2011 (Unaudited) (In thousands)

	2012	2011

Common stock:
Balance at beginning of period	$3,635	3,629
Shares exercised under stock option plan	—	6

Balance at end of period	3,635	3,635

Additional paid-in capital:
Balance at beginning of period	37,767	37,140
Shares exercised under stock option plan	—	1,211

Balance at end of period	37,767	38,351

Accumulated other comprehensive income:
Unrealized gains on non-impaired securities:
Balance at beginning of period	69,116	62,499
Change in unrealized gains during period, net of tax	10,679	3,703

Balance at end of period	79,795	66,202

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(2,320)	(2,713)
Cumulative effect of change in accounting principal	—	—
Amortization	15	165
Other-than-temporary impairments, non-credit, net of tax	92	—
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	30	185

Balance at end of period	(2,183)	(2,363)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(608)	—
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	—
Recoveries, net of tax	—	—

Balance at end of period	(608)	—

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued) For the Six Months Ended June 30, 2012 and 2011 (Unaudited) (In thousands)

	2012	2011

Foreign currency translation adjustments:
Balance at beginning of period	2,368	2,585
Change in translation adjustments during period	285	(134)

Balance at end of period	2,653	2,451

Benefit plan liability adjustment:
Balance at beginning of period	(15,380)	(11,963)
Amortization of net prior service cost and net gain, net of tax	448	582

Balance at end of period	(14,932)	(11,381)

Accumulated other comprehensive income at end of period	64,725	54,909

Retained earnings:
Balance at beginning of period	1,182,207	1,127,614
Net earnings	42,987	32,001
Stockholder dividends	—	—

Balance at end of period	1,225,194	1,159,615

Total stockholders' equity	$1,331,321	$1,256,510

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2012 and 2011 (Unaudited) (In thousands)

	2012	2011

Cash flows from operating activities:
Net earnings	$42,987	32,001
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	127,547	145,381
Surrender charges and other policy revenues	(7,009)	(15,280)
Realized (gains) losses on investments	(7,743)	(3,582)
Accrual and amortization of investment income	(1,400)	(1,369)
Depreciation and amortization	1,113	390
(Increase) decrease in value of index options	(9,959)	(22,750)
Decrease (increase) in deferred policy acquisition and sales inducement costs	3,664	(26,674)
Increase in accrued investment income	(2,301)	(5,967)
Increase in other assets	(2,232)	(2,756)
Increase in liabilities for future policy benefits	3,602	7,775
(Decrease) increase in other policyholder liabilities	2,797	(5,774)
Decrease in Federal income taxes	(12,757)	(8,555)
(Decrease) increase in other liabilities	3,385	(2,390)
Other, net	128	—

Net cash provided by operating activities	141,822	90,450

Cash flows from investing activities:
Proceeds from sales of:
Securities available for sale	(367)	11,196
Other investments	3,492	3,348
Proceeds from maturities and redemptions of:
Securities held to maturity	696,502	221,449
Securities available for sale	177,601	52,482
Index options	941	34,615
Purchases of:
Securities held to maturity	(785,820)	(530,454)
Securities available for sale	(271,552)	(143,859)
Index options	(26,153)	(29,279)
Other investments	(4,263)	(7,779)
Principal payments on mortgage loans	38,154	8,961
Cost of mortgage loans acquired	(8,403)	(28,476)
Decrease (increase) in policy loans	598	2,705
Other, net	—	—

Net cash used in investing activities	(179,270)	(405,091)

	Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED For the Six Months Ended June 30, 2012 and 2011 (Unaudited) (In thousands)

	2012	2011

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	454,963	719,078
Return of account balances on universal life and annuity contracts	(425,827)	(405,185)
Issuance of common stock under stock option plan	—	1,217

Net cash provided by financing activities	29,136	315,110

Effect of foreign exchange	286	(134)

Net increase (decrease) in cash and short-term investments	(8,026)	335
Cash and short-term investments at beginning of period	119,290	80,332

Cash and short-term investments at end of period	$111,264	$80,667

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$20	$10
Income taxes	$33,495	$24,211

Noncash operating activities:
Deferral of sales inducements	$158	$5,225

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of National Western Life Insurance Company and its subsidiaries (“Company” or "National Western") as of June 30, 2012, and the results of its operations and its cash flows for the three and six months ending June 30, 2012 and 2011. The results of operations for the six months ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov. The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements as of that date.

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

The Company implemented new actuarial reserving systems that enhance its ability to provide better estimates used in establishing future policy liabilities, monitor the deferred acquisition cost asset and the deferred sales inducements asset as well as support other actuarial processes within the Company. The implementation of these new reserving systems for specific blocks of business began in the second quarter of 2009 and was completed in the fourth quarter of 2011.  As the Company applied these new systems to a line of business, current reserving assumptions were reviewed and updated as appropriate. In different reporting periods during this time period, certain corrections were made to reserve and Deferred Policy Acquisition Costs balances as a result of the implementation of the new reserving system.  As the amounts of these corrections were determined to have occurred over the course of multiple previously reported periods, it was concluded that the amounts of the corrections were immaterial to the financial results reported in any of these periods. None of these corrections occurred in 2012.

Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	NEW ACCOUNTING PRONOUNCEMENTS

During July 2010, the Financial Accounting Standards Board ("FASB") issued new guidance that requires additional disclosures related to an entity’s financing receivables and the nature of its credit risks related to financing receivables.  The effective date was for interim and annual periods ending after December 15, 2010.  The adoption of this guidance was effective December 31, 2010.  See Note 3, Investments, of the accompanying condensed consolidated financial statements for additional disclosures.

During October 2010, the FASB issued new guidance affecting insurance companies that incur costs in the acquisition of new and renewal insurance contracts.  The guidance addresses the diversity in practice regarding the interpretation for which costs relating to the acquisition of new or renewal business qualify for deferral.  The new guidance specifies the acquisition costs which are capitalizable and those which must be expensed.  The effective date is for interim and annual periods ending after December 15, 2011.  The Company has evaluated the impact of this guidance on the condensed consolidated financial statements. Based on evaluation of actual expenses from 2011 the Company determined that $2.5 million of capitalized expenses during 2011 would not have been deferrable under the new guidance. The change would have reduced 2011 pretax operating income by 3.0%. Thus, management prospectively adapted the guidance and has concluded the new guidance does not have a significant impact on the condensed consolidated financial statements.

During January 2011, the FASB issued new guidance which defers the effective date of disclosures about troubled debt restructurings in Accounting Standards Update No. 2010-20.  The new anticipated effective date is for interim and annual periods ending after June 15, 2011.  The adoption of this guidance will not have a significant impact on the condensed consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,”. ASU No. 2011-04 does not extend the use of the existing concepts or guidance regarding fair value. The guidance emphasizes using the same meaning and disclosures of fair value within the financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The guidance requires disclosure of additional information about transfers between Level 1 and Level 2 of the fair value hierarchy, additional disclosures for Level 3 fair value measurement, including quantitative and qualitative information about significant unobservable inputs and discussions about the sensitivity of these unobservable inputs and a description of the Company's valuation process. ASU No. 2011-04 is effective for annual reporting periods beginning after December 15, 2011. The Company has included the additional disclosures in the notes to the condensed consolidated financial statements.

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

The Company is restricted by state insurance laws from the Colorado Division of Insurance as to dividend amounts which may be paid to stockholders without prior approval. The restrictions are based on statutory earnings and surplus levels of the Company. The maximum dividend payment which may be made without prior approval in 2012 is $91.9 million. The Company did not declare or pay cash dividends on common stock during the six months ended June 30, 2012 and 2011.

(4)	EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net income by the weighted-average basic common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options in the denominator.

	Three Months Ended June 30,
	2012		2011
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$23,246		13,790
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$23,246		13,790

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	22,589	658	13,400	390

Net income	$22,589	658	13,400	390

Denominator:
Basic earnings per share - weighted-average shares	3,435	200	3,434	200
Effect of dilutive stock options	—	—	3	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,435	200	3,437	200

Basic Earnings Per Share	$6.58	3.29	3.90	1.95

Diluted Earnings Per Share	$6.58	3.29	3.90	1.95

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30,
	2012		2011
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$42,987		32,001
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$42,987		32,001

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	41,771	1,216	31,096	905

Net income	$41,771	1,216	31,096	905

Denominator:
Basic earnings per share - weighted-average shares	3,435	200	3,432	200
Effect of dilutive stock options	—	—	6	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,435	200	3,438	200

Basic Earnings Per Share	$12.16	6.08	9.06	4.53

Diluted Earnings Per Share	$12.16	6.08	9.04	4.53

For the three and six month per share calculations as of June 30, 2012, the exercise price of all outstanding stock options is above the market price of the Company's Class A common shares as of that date. Accordingly, there is no dilutive impact for stock options upon earnings per share during these periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Service cost	$44	—	87	—
Interest cost	232	258	464	517
Expected return on plan assets	(267)	(259)	(535)	(518)
Amortization of prior service cost	1	1	2	2
Amortization of net loss	196	126	393	250

Net periodic benefit cost	$206	126	411	251

The Company's minimum required contribution for the 2012 plan year is $1.1 million of which it expects to contribute $0.5 million during 2012 with the remainder to be contributed in 2013. In addition, the Company has contributions for the 2011 plan year payable during 2012 of $0.4 million. As of June 30, 2012, the Company has contributed $0.3 million to the plan for the 2011 and 2012 plan years.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the components of net periodic benefit costs for the Chairman and President non-qualified defined benefit plans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Service cost	$42	13	84	26
Interest cost	228	266	456	532
Amortization of prior service cost	15	129	30	258
Amortization of net loss	286	165	571	329

Net periodic benefit cost	$571	573	1,141	1,145

The Company expects to contribute $2.0 million to these plans in 2012.  As of June 30, 2012, the Company has contributed $0.9 million to the plans.

(B)	Defined Benefit Postretirement Healthcare Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following table summarizes the components of net periodic benefit costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Interest cost	$32	38	65	76
Amortization of prior service cost	$26	29	52	57
Amortization of net loss	10	—	20	—

Net periodic benefit cost	$68	67	137	133

The Company expects to contribute minimal amounts to the plan in 2012.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)	SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information for the quarters ended June 30, 2012 and 2011 is provided below.

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

June 30, 2012
Selected Condensed Consolidated Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$35,681	229,034	595,865	—	860,580
Total segment assets	430,613	1,062,917	8,149,053	228,674	9,871,257
Future policy benefits	367,968	795,992	7,152,771	—	8,316,731
Other policyholder liabilities	11,899	13,710	128,496		154,105

Three Months Ended
June 30, 2012
Condensed Consolidated Income Statements:
Premiums and contract revenues	$4,280	32,115	5,162	—	41,557
Net investment income	3,991	7,315	61,875	5,000	78,181
Other revenues	45	314	(260)	5,767	5,866

Total revenues	8,316	39,744	66,777	10,767	125,604

Life and other policy benefits	1,620	6,315	5,922	—	13,857
Amortization of deferred acquisition costs	2,068	7,757	21,524	—	31,349
Universal life and annuity contract interest	1,230	6,431	18,343	—	26,004
Other operating expenses	2,578	6,718	7,744	5,412	22,452
Federal income taxes (benefit)	261	3,943	4,110	1,685	9,999

Total expenses	7,757	31,164	57,643	7,097	103,661

Segment earnings (loss)	$559	8,580	9,134	3,670	21,943

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Six Months Ended
June 30, 2012
Condensed Income Statements:
Premiums and contract revenues	$14,819	55,546	11,474	—	81,839
Net investment income	9,809	22,712	186,264	8,954	227,739
Other revenues	52	346	(199)	11,322	11,521

Total revenues	24,680	78,604	197,539	20,276	321,099

Life and other policy benefits	3,268	9,795	14,472	—	27,535
Amortization of deferred acquisition costs	4,459	13,365	45,236	—	63,060
Universal life and annuity contract interest	8,443	21,243	97,861	—	127,547
Other operating expenses	7,346	12,536	11,772	10,816	42,470
Federal income taxes	376	7,006	9,120	3,060	19,562

Total expenses	23,892	63,945	178,461	13,876	280,174

Segment earnings	$788	14,659	19,078	6,400	40,925

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

June 30, 2011
Selected Condensed Consolidated Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$41,113	227,166	580,224	—	848,503
Total segment assets	398,712	1,035,273	7,555,300	219,328	9,208,613
Future policy benefits	331,037	747,058	6,621,456	—	7,699,551
Other policyholder liabilities	12,206	16,999	116,548	—	145,753

Three Months Ended
June 30, 2011
Condensed Consolidated Income Statements:
Premiums and contract revenues	$6,617	25,616	5,006	—	37,239
Net investment income	4,485	9,532	78,830	4,877	97,724
Other revenues	(2)	342	(1,070)	5,428	4,698

Total revenues	11,100	35,490	82,766	10,305	139,661

Life and other policy benefits	(810)	4,199	6,209	—	9,598
Amortization of deferred acquisition costs	2,771	7,927	28,150	—	38,848
Universal life and annuity contract interest	1,849	8,507	42,876	—	53,232
Other operating expenses	3,361	4,273	6,320	5,106	19,060
Federal income taxes (benefit)	1,339	3,273	(751)	1,590	5,451

Total expenses	8,510	28,179	82,804	6,696	126,189

Segment earnings (loss)	$2,590	7,311	(38)	3,609	13,472

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Six Months Ended
June 30, 2011
Condensed Income Statements:
Premiums and contract revenues	$12,649	50,176	8,268	—	71,093
Net investment income	9,481	22,553	191,942	7,263	231,239
Other revenues	5	366	2,991	11,242	14,604

Total revenues	22,135	73,095	203,201	18,505	316,936

Life and other policy benefits	4,424	9,161	8,229	—	21,814
Amortization of deferred acquisition costs	5,654	16,125	44,558	—	66,337
Universal life and annuity contract interest	4,487	21,426	119,468	—	145,381
Other operating expenses	7,027	11,199	11,223	10,329	39,778
Federal income taxes (benefit)	174	4,856	6,308	2,615	13,953

Total expenses	21,766	62,767	189,786	12,944	287,263

Segment earnings (loss)	$369	10,328	13,415	5,561	29,673

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$41,557	37,239	81,839	71,093
Net investment income	78,181	97,724	227,739	231,239
Other revenues	5,866	4,698	11,521	14,604
Realized gains (losses) on investments	2,005	490	3,172	3,582

Total condensed consolidated premiums and other revenues	$127,609	140,151	324,271	320,518

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$9,999	5,451	19,562	13,953
Taxes on realized gains (losses) on investments	702	172	1,110	1,254

Total condensed consolidated Federal income taxes	$10,701	5,623	20,672	15,207

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Net Earnings:
Total segment earnings	$21,943	13,472	40,925	29,673
Realized gains (losses) on investments, net of taxes	1,303	318	2,062	2,328

Total condensed consolidated net earnings	$23,246	13,790	42,987	32,001

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30,
	2012	2011
	(In thousands)

Assets:
Total segment assets	$9,871,257	9,208,613
Other unallocated assets	84,204	53,817

Total condensed consolidated assets	$9,955,461	9,262,430

(7)	SHARE-BASED PAYMENTS

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

All of the employees of the Company and its subsidiaries are eligible to participate in the current 2008 Plan (as well as previously in the expired 1995 Plan). In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. The directors' grants vest 20% annually following one full year of service to the Company from the date of grant. The employees' grants vest 20% annually following three full years of service to the Company from the date of grant. All grants issued expire after ten years. No awards were issued during the first or second quarter of 2012 and 2011.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the current fair value method to measure compensation cost. As of June 30, 2012 and 2011, the liability balance was $2.2 million and $3.1 million, respectively. A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2012	291,000	86,118	$187.83
Exercised	—	—	—
Forfeited	—	(1,450)	222.50
Expired	—	—	—
Stock options granted	—	—	—

Balance at June 30, 2012	291,000	84,668	$187.23

	Stock Appreciation Rights Outstanding
	Awards	Weighted- Average Exercise Price

Stock Appreciation Rights:
Balance at January 1, 2012	75,411	$126.64
Exercised	(500)	114.64
Forfeited	(2,250)	149.57
Granted	—	—

Balance at June 30, 2012	72,661	$126.01

Stock options and stock appreciation rights (SARs) shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants prior to their termination from the Company. Forfeited stock options during the six months ended June 30, 2012 were each awarded under the 1995 Plan. As the 1995 Plan terminated during calendar year 2010, the forfeited shares are not shown as being added back to the "Shares Available For Grant" balance.

The total intrinsic value of options exercised was $17,000 and $557,000 for the six months ended June 30, 2012 and 2011, respectively. The total share-based liabilities paid were $17,000 and $179,000 for the six months ended June 30, 2012 and 2011, respectively. The total fair value of shares vested during the six months ended June 30, 2012 and 2011 was $0.4 million and $0.7 million, respectively. For the quarters ended June 30, 2012 and 2011, the total cash received from the exercise of options under the Plans was $0 and $167,000, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about stock options and SARs outstanding at June 30, 2012.

	Options/SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Options Exercisable

Exercise prices:
$150.00	50,650	1.8 years	50,650
255.13	25,018	5.6 years	10,608
208.05	9,000	6.0 years	7,200
251.49	1,000	6.2 years	200
236.00	250	6.1 years	50
114.64	34,643	6.5 years	11,329
132.56	36,768	9.2 years	1,000
Totals	157,329		81,037

Aggregate intrinsic value (in thousands)	$1,289		$318

The aggregate intrinsic value in the table above is based on the closing stock price of $141.92 per share on June 30, 2012.

In estimating the fair value of the options outstanding at June 30, 2012 and December 31, 2011, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	June 30, 2012	December 31, 2011

Expected term of options	2 to 9 years	2 to 10 years
Expected volatility:
Range	26.73% to 35.52%	25.39% to 37.73%
Weighted-average	29.98%	30.87%
Expected dividend yield	0.25%	0.26%
Risk-free rate:
Range	0.55% to 1.65%	0.73% to 2.03%
Weighted-average	1.03%	1.16%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option’s expected exercise date.

The pre-tax compensation cost (benefit) recognized in the financial statements related to the two plans defined above was $0.6 and $(0.8) million for the six months ended June 30, 2012 and 2011, respectively. The related tax expense (benefit) recognized was $0.2 million and $(0.3) million for the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, the total compensation cost related to nonvested options not yet recognized was $1.9 million.  This amount is expected to be recognized over a weighted-average period of 3.5 years.  The Company recognizes compensation cost over the graded vesting periods.

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

The Company is currently a defendant in a class action lawsuit pending as of June 12, 2006, in the U.S. District Court for the Southern District of California. The case is titled In Re National Western Life Insurance Deferred Annuities Litigation. The complaint asserts claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust. On July 12, 2010 the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty. Trial is presently set for November 5, 2012. The Company believes that it has meritorious defenses in this cause and intends to vigorously defend itself against the asserted claims. In addition, given the speculative and vague damage theories presented by the plaintiffs in the matter, the inability to ascertain any financial harm to the class of policyholders, and the current status of the case before the Court, the Company is unable to reasonably estimate a possible range of loss for disclosure in the accompanying financial statements. Therefore, no amounts have been provided in the financial statements of the Company as of June 30, 2012 for this matter.

In addition to the class action lawsuit described above, the Company is the named defendant in the case of Sheila Newman vs. National Western Life Insurance Company, which alleged mishandling of policyholder funds by an agent.  On February 3, 2010, the 415th Judicial District Court of Parker County in Weatherford, Texas, entered a Final Judgment against the Company of approximately $208,000 including actual damages of $113,000 and amounts for attorney's fees, and prejudgment interest on the actual damages.  In addition, the Final Judgment included $150 million for exemplary damages. The Court of Appeals on August 11, 2011, reversed the trial court judgment in its entirety and rendered a take nothing verdict in favor of National Western Life Insurance Company. Plaintiffs (Appellees) filed a motion for a rehearing which the Court ruled on October 13, 2011, that the trial court's judgment was still reversed and judgment was still entered that Newman take nothing, all in favor of National Western Life Insurance Company. The Plaintiffs (Appellees) filed a Motion for Reconsideration En Banc which the Court of Appeals denied on October 27, 2011. The Plaintiffs (Appellees) then filed a Motion for Rehearing of the Court's amended decision, which the Court of Appeals denied on December 22, 2011. On March 21, 2012, Plaintiffs (Appellees) filed a Petition for Review with the Texas Supreme Court and the Company filed its response on April 20, 2012. The petition and response is currently pending before the Texas Supreme Court.

Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from such other potential, pending, or threatened legal actions will have a material adverse effect on the financial condition or operating results of the Company.

The Company was involved in litigation as the plaintiff in a matter pending in the United States District Court for the Western District of Texas (“District Court”) against defendant, Western National Life Insurance Company and its parent company, AGC Life Insurance Company. The matter dealt with the alleged infringement of registered trademarks held by the Company. On March 25, 2011, the parties executed a Memorandum of Understanding on Settlement (“Memorandum”) under which the Company was to receive a settlement payment of $4 million. This amount was subsequently received and included in Other revenues, net of attorney fees, in the financial statements in the second quarter, 2011. The parties entered into a final written confidential settlement agreement originally dated May 2, 2011 and amended August 15, 2011.

Brazilian insurance regulators have sought to impose substantial penal fines against National Western Life Insurance Company. The Company firmly believes that Brazilian insurance regulators have no jurisdiction over the Company and that any such fines would be unenforceable against it.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$2,579	330	4,207	3,137
Realized losses on disposal	—	—	—	—
Held to maturity debt securities:
Realized gains on disposal	44	104	160	478
Realized losses on disposal	(39)	—	(413)	—
Equity securities realized gains (losses)	—	56	(4)	56
Real estate write-down	(159)	—	(159)	(50)
Mortgage loans write-downs	—	—	—	(39)
Other	—	—	—	—

Totals	$2,425	490	3,791	3,582

The Company uses the specific identification method in computing realized gains and losses. Substantially all of the gains on bonds above are due to calls of securities rather than sales. This includes calls out of the Company's available for sale securities.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Total other-than-temporary impairment losses on debt securities	$(156)	—	(409)	—
Portion of loss (gain) recognized in comprehensive income	(235)	—	(157)	—

Net impairment losses on debt securities recognized in earnings	(391)	—	(566)	—
Equity securities impairments	(29)	—	(53)

Totals	$(420)	—	(619)	—

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Twelve Months Ended December 31, 2011
		(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$1,297	1,122	997
Additions for credit losses not previously recognized in other-than-temporary impairments	391	566	125

Ending balance, cumulative credit losses related to other-than-temporary impairment	$1,688	1,688	1,122

(B)	Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at June 30, 2012.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$48,126	3,230	—	51,356
U.S. Treasury	1,938	651	—	2,589
States and political subdivisions	375,771	38,491	(160)	414,102
Foreign governments	9,983	813	—	10,796
Public utilities	699,854	80,557	(3,782)	776,629
Corporate	2,588,950	231,034	(5,305)	2,814,679
Mortgage-backed	1,978,293	158,406	(40)	2,136,659
Home equity	22,824	3,466	(1,317)	24,973
Manufactured housing	13,038	872	(6)	13,904

Totals	$5,738,777	517,520	(10,610)	6,245,687

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents amortized costs and fair values of securities available for sale at June 30, 2012.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$4,080	22	(69)	4,033
Foreign governments	15,138	789	—	15,927
Public utilities	309,684	30,600	(703)	339,581
Corporate	2,045,526	182,476	(2,392)	2,225,610
Mortgage-backed	132,199	11,616	(96)	143,719
Home equity	10,891	132	(1,841)	9,182
Manufactured housing	6,953	655	—	7,608
	2,524,471	226,290	(5,101)	2,745,660

Equity public	6,344	2,845	(90)	9,099

Totals	$2,530,815	229,135	(5,191)	2,754,759

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2011.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$205,464	3,519	(330)	208,653
U.S. Treasury	1,937	648	—	2,585
States and political subdivisions	358,364	27,338	(280)	385,422
Foreign governments	9,979	927	—	10,906
Public utilities	685,989	77,060	(4,498)	758,551
Corporate	2,258,640	195,551	(14,483)	2,439,708
Mortgage-backed	2,082,650	155,413	(29)	2,238,034
Home equity	23,815	439	(1,649)	22,605
Manufactured housing	15,071	876	(81)	15,866

Totals	$5,641,909	461,771	(21,350)	6,082,330

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

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2012.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	4,879	(157)	370	(3)	5,249	(160)
Foreign governments	—	—	—	—	—	—
Public utilities	41,660	(909)	17,477	(2,873)	59,137	(3,782)
Corporate	187,310	(2,526)	44,267	(2,779)	231,577	(5,305)
Mortgage-backed	2,906	(40)	—	—	2,906	(40)
Home equity	744	(137)	11,840	(1,180)	12,584	(1,317)
Manufactured housing	345	(6)	—	—	345	(6)

Total temporarily impaired securities	$237,844	(3,775)	73,954	(6,835)	311,798	(10,610)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position as of June 30, 2012.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	1,392	(69)	—	—	1,392	(69)
Foreign governments	—	—	—	—	—	—
Public utilities	8,449	(703)	—	—	8,449	(703)
Corporate	86,094	(517)	30,082	(1,875)	116,176	(2,392)
Mortgage-backed	3,834	(96)	—	—	3,834	(96)
Home equity	—	—	5,564	(1,841)	5,564	(1,841)
Manufactured housing	—	—	—	—	—	—
	99,769	(1,385)	35,646	(3,716)	135,415	(5,101)

Equity public	357	(19)	370	(71)	727	(90)

Total temporarily impaired securities	$100,126	(1,404)	36,016	(3,787)	136,142	(5,191)

Liquidity in the bond market improved in 2012 and 2011 as economic and market conditions started to stabilize. Although the unrealized losses declined substantially in 2011 and continued to decline in the first and second quarter of 2012, there continues to be uncertainty in the bond markets regarding the economic recovery and some unrealized losses remain in the Company's portfolio. The Company does not consider these investments to be other-than-temporarily impaired as the Company does not intend to sell these securities until recovery in fair value or maturity, and expects to receive all amounts due relative to principal and interest.

The Company does not consider securities to be other-than-temporarily impaired when the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality and when recovery of all amounts due under the contractual terms of the security is anticipated. Based on the review in concert with the Company's ability and intent to hold these securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

During the second quarter of 2012, the Company recorded an other-than-temporary impairment on one asset-backed security. The security had a $390,000 credit impairment which is reported in the Condensed Consolidated Statements of Earnings and a $235,000 liquidity gain which did not affect current earnings. The Company intends to hold the security until recovery of fair market value or maturity.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt securities. The gross unrealized losses for debt securities are made up of 83 individual issues, or 6.9% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 96.6%. Of the 83 securities, 17, or approximately 20.5%, fall in the 12 months or greater aging category; and 74 were rated investment grade at June 30, 2012. Additional information on debt securities by investment category is summarized below.

U.S. Treasury. No securities had an unrealized loss.

U.S. Government agencies. No securities had an unrealized loss.

State and political subdivisions. The unrealized losses on these investments are the result of holdings in 11 securities. Of these securities, all are rated A or above except 1 security which is rated BBB. Based on these facts and the Company's intent to hold to maturity, no other-than-temporary loss was recognized as of June 30, 2012.

Foreign governments. No securities had an unrealized loss.

Public utilities. Of the 10 securities, all are rated BB+ or above. At this time, the Company does not consider any of these unrealized losses as other-than-temporary.

Corporate bonds. Corporate securities with unrealized losses are reviewed based on monitoring procedures described previously. The review includes the amount of the unrealized loss, the length of time that the issue has been in an unrealized loss position, credit ratings, analyst reports, and recent issuer financial information. A total of 53 securities had unrealized losses; with 5 issues rated below investment grade. More extensive analysis was performed on these 5 issues. Based on the work performed, none of these securities are considered other-than-temporarily impaired at June 30, 2012.

Mortgage-backed securities. 2 securities had unrealized losses. 1 is rated AA+ and 1 is rated CCC. The Company generally purchases these investments at a discount relative to their face amount and it is expected that the securities will not be settled at a price less than the stated par. Because the decline in market value is attributable to the current illiquidity in the market and not credit quality, and because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, and based on the lack of adverse changes in expected cash flows, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2012.

Home equity. Of the 6 securities, 3 are rated AAA, 2 are rated AA, and 1 is rated CC. The Company performs a quarterly cash flow analysis on asset-backed securities that are rated below AA. Based on cash flow analysis, no other-than-temporary impairment loss was recognized as of June 30, 2012 .

Manufactured housing. One security had a negligible unrealized loss. The security is rated A and is not considered to be other than temporarily impaired.

Equity securities. The gross unrealized losses for equity securities are made up of 17 individual issues. These holdings are reviewed for impairment quarterly. As of June 30, 2012, 2 equity securities were other-than-temporarily impaired.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2011.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$24,985	(16)	27,010	(314)	51,995	(330)
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	805	(82)	17,117	(198)	17,922	(280)
Foreign governments	—	—	—	—	—	—
Public utilities	26,509	(1,388)	17,242	(3,110)	43,751	(4,498)
Corporate	199,934	(7,215)	95,975	(7,268)	295,909	(14,483)
Mortgage-backed	23,256	(29)	—	—	23,256	(29)
Home equity	—	—	11,660	(1,649)	11,660	(1,649)
Manufactured housing	—	—	2,436	(81)	2,436	(81)

Total temporarily impaired securities	$275,489	(8,730)	171,440	(12,620)	446,929	(21,350)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2011.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$—	—	2,257	(170)	2,257	(170)
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	19,314	(907)	—	—	19,314	(907)
Foreign governments	—	—	—	—	—	—
Public utilities	—	—	—	—	—	—
Corporate	100,584	(4,009)	20,944	(1,830)	121,528	(5,839)
Mortgage-backed	3,950	(189)	—	—	3,950	(189)
Home equity	—	—	5,351	(2,054)	5,351	(2,054)
Manufactured housing	—	—	—	—	—	—
	123,848	(5,105)	28,552	(4,054)	152,400	(9,159)

Equity public	722	(84)	299	(61)	1,021	(145)

Total temporarily impaired securities	$124,570	(5,189)	28,851	(4,115)	153,421	(9,304)

(C)	Transfer of Securities

During the six months ended June 30, 2012 and 2011, the Company made no transfers to the held to maturity category from securities available for sale. Lower holdings of securities available for sale reduces the Company's exposure to market price volatility while still providing securities available for liquidity and asset/liability management purposes.

(D) Mortgage Loans and Real Estate

A financing receivable is a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in a company's statement of financial position. Mortgage, equity, participation and mezzanine loans on real estate are considered financing receivables reported by the Company.

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

The following table represents the loan-to-value ratio using the most recent appraised value.

	June 30, 2012		December 31, 2011
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	62,711	47.3%	68,048	43.2%
50% to 60%	15,617	11.8%	32,091	20.4%
60% to 70%	25,787	19.4%	25,692	16.3%
70% to 80%	4,978	3.8%	5,505	3.5%
80% to 90%	—	—%	—	—%
Greater than 90%	23,521	17.7%	26,124	16.6%

Totals	132,614	100.0%	157,460	100.0%

(1) Loan-to-Value Ratio using the most recent appraised value.

The mortgage loans in the greater than 90% category relate to new loans made with a long standing borrower. The loans are backed by the investment property, contracted leases, as well as a separate and additional guarantee of the long standing borrower.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the mortgage loan allowance for the six months ended June 30, 2012 and the year ended December 31, 2011:

	June 30, 2012	December 31, 2011
	(In thousands)

Balance, beginning of period	$4,571	3,962
Provision	—	609
Releases	(4,571)	—

Balance, end of period	$—	4,571

The mortgage loan allowance released in the second quarter of 2012 pertained to a property forced into bankruptcy which the Company subsequently acquired in a bankruptcy auction. The mortgage loan was closed and the property reclassified as a real estate investment included in other long-term investments on the Company's balance sheet at June 30, 2012.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	June 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,745,660	—	2,745,660	—
Equity securities, available for sale	9,099	8,901	198	—
Derivatives, index options	65,555	—	65,555	—

Total assets	$2,820,314	8,901	2,811,413	—

Policyholder account balances (a)	$76,737	—	76,737	—
Other liabilities (b)	2,217	—	—	2,217

Total liabilities	$78,954	—	76,737	2,217

During the six months ended June 30, 2012, the Company transferred out of Level 3, equity securities available for sale, its investment in an affiliated company, Moody National Bank. The security is held at its equity value and was transferred to other long-term investments. The Company did not make any other transfers of assets into or out of levels 1, 2 or 3.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	June 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,745,660	—	2,745,660	—
Priced internally	—	—	—	—
Subtotal	2,745,660	—	2,745,660	—

Equity securities, available for sale:
Priced by third-party vendors	9,099	8,901	198	—
Priced internally	—	—	—	—
Subtotal	9,099	8,901	198	—

Derivatives, index options:
Priced by third-party vendors	65,555	—	65,555	—
Priced internally	—	—	—	—
Subtotal	65,555	—	65,555	—

Total	$2,820,314	8,901	2,811,413	—

Percent of total	100.0%	0.3%	99.7%	—%

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

	For the Three Months Ended June 30, 2012
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, April 1, 2012	$—	—	—	1,623
Total realized and unrealized gains (losses):
Included in net income	—	—	—	594
Included in other comprehensive income	—	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—

Balance at end of period	$—	—	—	2,217

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	621

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months Ended June 30, 2011
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, April 1, 2011	$19,059	8,118	27,177	3,511
Total realized and unrealized gains (losses):
Included in net income	—	—	—	(196)
Included in other comprehensive income	(1,115)	—	(1,115)	—
Purchases, sales, issuances and settlements, net	(787)	—	(787)	(225)
Transfers into (out of) Level 3	—	—	—	—

Balance at end of period	$17,157	8,118	25,275	3,090

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	(196)

	For the Six Months Ended June 30, 2012
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2012	$—	8,118	8,118	1,647
Total realized and unrealized gains (losses):
Included in net income	—		—	587
Included in other comprehensive income	—	897	897	—
Purchases, sales, issuances and settlements, net	—		—	(17)
Transfers into (out of) Level 3	—	(9,015)	(9,015)	—

Balance at end of period	$—	—	—	2,217

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	651

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	June 30, 2012		December 31, 2011
	Carrying Values	Fair Values	Carrying Values	Fair Values
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$5,738,777	6,245,687	5,641,909	6,082,330
Securities available for sale	2,754,759	2,754,759	2,624,953	2,624,953

Cash and short-term investments	111,264	111,264	119,290	119,290
Mortgage loans	132,614	138,556	157,460	158,958
Policy loans	74,369	74,223	74,967	74,967
Other loans	14,150	14,350	16,287	16,780
Derivatives, index options	65,555	65,555	30,844	30,844
Life interest in Libbie Shearn Moody Trust	165	12,775	330	12,775

LIABILITIES
Deferred annuity contracts	$6,716,796	6,356,967	6,606,886	6,273,379
Immediate annuity and supplemental contracts	510,974	544,078	506,982	521,122

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

The tables below present the fair value of derivative instruments as of June 30, 2012 and December 31, 2011, respectively.

	June 30, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$65,555

Fixed-indexed products			Universal Life and Annuity Contracts	$76,737

Total		$65,555		$76,737

	December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$30,844

Fixed-indexed products			Universal Life and Annuity Contracts	$47,129

Total		$30,844		$47,129

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statement of Earnings for the three months ended June 30, 2012 and 2011.

		June 30, 2012	June 30, 2011
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		(In thousands)

Equity index options	Net investment income	$(32,478)	(9,098)

Fixed-index products	Universal life and annuity contract interest	32,553	7,614

		$75	(1,484)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statement of Earnings for the six months ended June 30, 2012 and 2011.

		June 30, 2012	June 30, 2011
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		(In thousands)

Equity index options	Net investment income	$9,959	22,751

Fixed-index products	Universal life and annuity contract interest	(15,062)	(23,781)

		$(5,103)	(1,030)

(12)	SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 9, 2012, which is the date that the financial statements have been issued, and no reportable items were identified.

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. Internal controls over financial reporting change as the Company modifies or enhances its systems and processes to meet business needs. Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the six months ended June 30, 2012 follows. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and related notes beginning on page 3 of this report and with the 2011 Annual Report filed on Form 10-K with the SEC.

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

Insurance Operations - Domestic

The Company is currently licensed to do business in all states and the District of Columbia except for New York. Products marketed are annuities, universal life insurance, fixed-indexed universal life, and traditional life insurance, which include both term and whole life products. The Company's domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At June 30, 2012, the Company maintained approximately 140,600 annuity contracts in force.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company currently has approximately 13,300 domestic independent agents contracted. Roughly 25% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international focus is on foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At June 30, 2012, the Company had approximately 73,440 international life insurance policies in force representing approximately $18.9 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 3,540 independent international consultants and brokers currently contracted, 33% of which have submitted policy applications to the Company in the past twelve months.

There are some inherent risks of accepting international applications which are not present within the domestic market that are reduced substantially by the Company in several ways. As previously described, the Company accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources. This targeted customer base coupled with the Company's conservative underwriting practices have historically resulted in claims experience, due to natural causes, similar to that in the United States. The Company minimizes exposure to foreign currency risks by requiring payment of premiums, claims and other benefits almost entirely in United States dollars. The Company's nearly fifty years of experience with the international products and its longstanding independent consultant and broker-agent relationships further serve to minimize risks.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

International:
Universal life	$1,732	1,692	3,177	3,370
Traditional life	843	828	1,528	1,620
Equity-indexed life	3,659	4,898	6,978	9,102

	6,234	7,418	11,683	14,092
Domestic:
Universal life	40	30	74	51
Traditional life	13	13	24	20
Equity-indexed life	2,210	1,244	3,834	1,729

	2,263	1,287	3,932	1,800

Totals	$8,497	8,705	15,615	15,892

Life insurance sales as measured by annualized first year premiums declined 2.4% in the second quarter of 2012 as compared to the second quarter of 2011. By market segment, the domestic life insurance line of business posted a 76% increase over the comparable results during the second quarter of 2011 while international life sales decreased 16% during the same time frame. For the six months ended June 30th, total life insurance sales declined 1.7% as international life sales decreased by 17% during this period while domestic life insurance sales increased 118%.

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

As reported in the Company's Form 10-Q filing for the quarter ended September 30, 2011, Brazilian insurance regulators publicly stated their intention to curtail the sales activity of certain foreign multinational insurers, including National Western, and attempt to levy fines. This public announcement has served to decrease the number of new applications for insurance from residents of Brazil since that time.

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

	Six Months Ended June 30,
	2012	2011

Percentage of International Sales:
Latin America	85.3%	87.0%
Pacific Rim	13.4	11.6
Eastern Europe	1.3	1.4

Totals	100.0%	100.0%

Year-to-date, the Company has accepted new business from residents outside of the United States in over thirty different countries with Brazil (21%), Venezuela (19%), and Taiwan (13%) comprising the largest contributions. Sales to residents in Venezuela increased 49% in the first six months of 2012 compared to the same period in 2011.

The Company's domestic operations have historically been more heavily skewed toward annuity sales rather than life insurance sales. Partially in response to comments from outside rating agencies who expressed a preference for a greater proportion of overall Company earnings to derive from the life insurance line of business, management began placing emphasis on building domestic life insurance sales as a strategic focus for future growth. The Company revamped its domestic life operations by changing the way it contracts distribution for life business, eliminating products and distribution that had not contributed significantly to earnings, and creating new and competitive products. These new offerings included single premium universal life ("SPUL") and equity-indexed universal life ("EIUL") products.

More recently the Company has developed hybrids of its EIUL and SPUL products, combining features, and discontinued the marketing of smaller premium and volume life insurance policies. The Company's product development emphasis in creating SPUL, EIUL, and single or limited pay EIUL products has been positioned to take advantage of the changing demographic in the marketplace as the “Baby Boomer” generation began reaching 65 years of age in 2011. These products are designed to facilitate the wealth transfer of accumulated savings of this segment of the population via systematic funding mechanisms such as single premium immediate annuities. These life products have been valuable offerings for the Company's distributors as evidenced by the 118% increase in domestic life sales in the first six months of 2012 versus 2011.

The Company's implementation of commission caps on domestic policies in 2009 discouraged sales of larger face amounts resulting in lower sales levels and amounts of insurance per policy as shown below. While the average new policy face amounts subsequently declined, the increased sales activity in the past two years has produced a modest upward trend in this figure. Conversely, the Company's sales to international residents have witnessed a steady growth in the average face amount of insurance coverage per policy over the same time period.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2006	315,800	254,700
Year ended December 31, 2007	416,800	251,000
Year ended December 31, 2008	455,200	272,000
Year ended December 31, 2009	201,400	315,300
Year ended December 31, 2010	164,800	338,600
Year ended December 31, 2011	178,500	363,600
Six months ended June 30, 2012	217,300	382,500

After several challenging years of life insurance sales in the wake of the global financial crisis, life insurers are looking for new ways to rebuild premium levels. The Company's focus is directed toward its competitive advantages in international markets and wealth transfer strategies for domestic life sales. Critical to these strategies is the Company's portfolio of fixed-index (equity indexed) life insurance products. Fixed-index life products accounted for over 69% of total life sales in the first six months of 2012, an increase from 68% for the same period in 2011.

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of June 30,
	2012	2011
	($ in thousands)

Universal life:
Number of policies	58,980	61,900
Face amounts	$7,472,100	7,493,470

Traditional life:
Number of policies	42,630	44,290
Face amounts	$3,064,900	2,779,660

Fixed-indexed life:
Number of policies	33,340	31,440
Face amounts	$8,268,910	7,633,830

Rider face amounts	$2,364,630	2,255,580

Total life insurance:
Number of policies	134,950	137,630
Face amounts	$21,170,540	20,162,540

The Company's domestic in force business includes final expense policies and other smaller face amount traditional life policies written over the past several decades. As the Company's domestic product portfolio has changed to higher face amount universal life and fixed-indexed life policies, a decline in the number of traditional life policies in force has been steadily occurring.

At June 30, 2012, the Company’s face amount of life insurance in force was comprised of $18.9 billion from the international line of business and $2.3 billion from the domestic line of business. At December 31, 2011, these amounts were $18.6 billion and $2.3 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Fixed-indexed annuities	$164,901	237,985	318,397	464,901
Other deferred annuities	39,585	101,320	67,335	203,561
Immediate annuities	11,610	12,965	23,840	16,700

Totals	$216,096	352,270	409,572	685,162

Annuity sales in the second quarter of 2012 were 39% lower than in the second quarter of 2011. Likewise, annuity sales for the first six months of 2012 were 40% lower than the comparable period in 2011. Although both periods are lower than the pace of 2011, annuity sales thus far in 2012 are in line with the Company's sales goals for the 2012 calendar year.

The recessionary contraction and financial market crisis that began in the latter half of 2007 and persisted into 2009 impacted many annuity carriers. Losses from investment impairments and equity exposure (for insurers with variable annuity product offerings) crippled the capital position of numerous companies and limited their ability to write new business. In contrast, the Company's substantial capital position attained through profitable operations and limited investment loss exposure positioned it to write additional levels of annuity business. In the past two years, the Company sold approximately $1.4 billion of annuity products per year indicative of the Company's enhanced competitive position in the marketplace.

Under the auspices of the Company's enterprise risk management (ERM) processes, management evaluated the potential ramifications of continuing a high level of annuity sales in the current depressed interest rate environment precipitated by the "quantitative easing" programs enacted by the Federal Reserve and the European debt crisis. Considered was the Federal Reserve's announced intention to maintain interest rates at current levels over the next several years and hints of future quantitative easing initiatives. While the Company does not subsidize its interest crediting rates on new policies in order to obtain market share, the Company's ERM considerations determined that managing to a lower level of annuity sales was prudent in the present environment.

The Company's mix of annuity sales tends to shift with interest rate levels and the relative performance of the equity market. Over the past several years, sales of fixed-indexed products have accounted for 55% to 75% of all annuity sales. During the first six months of 2012 this percentage reached nearly 80% reflecting the bull market run in equities since bottoming out in the first quarter of 2009 and the low level of fixed interest rates. For all fixed-indexed products, the Company purchases over the counter options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-indexed products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of June 30,
	2012	2011
	($ in thousands)

Fixed-indexed annuities
Number of policies	57,705	50,730
GAAP annuity reserves	$3,968,542	3,491,059

Other deferred annuities
Number of policies	65,110	67,730
GAAP annuity reserves	$2,734,335	2,690,891

Immediate annuities
Number of policies	17,780	17,050
GAAP annuity reserves	$429,414	427,169

Total annuities
Number of policies	140,595	135,510
GAAP annuity reserves	$7,132,291	6,609,119

Impact of Recent Business Environment

Economic data has shown mixed signs of improvement and backsliding over the past several quarters generating uncertainty about the direction of the economy at least in the near term. While corporate earnings have generally pleasantly surprised versus expectations in recent quarters, there are various pockets of anecdotal evidence that suggest tougher times ahead. Retail sales in the U.S. have fallen three consecutive months for the first time since 2008. Several municipalities in California have recently defaulted on their debt and filed petitions for bankruptcy. Severe drought conditions are impacting crop yields leading to predictions of increases in food costs. It remains uncertain whether the financial stresses of various countries in the European community will be contained or disrupt the economic expansion in core Europe. Weaker growth figures from China seem to indicate a slowing down by one of the major underlying global economic machines. Concerns about the oncoming "fiscal cliff" in the U.S. appear to be restraining business owners from making investment commitments needed to fund future growth. All of the above have served to decrease interest rate levels to historic lows.

With so much uncertainty regarding the future, it is difficult to confidently predict the direction that the U.S. and global economies are headed. Strong economic expansion generally benefits the Company's business. Alternatively, a tepid economic recovery consisting of higher unemployment, lower personal income, muted consumer spending and lackluster corporate earnings and business investment could adversely impact the demand for the Company's products. Household financial income compression may also cause us to experience a higher incidence of claims, lapses or surrenders of policies. It is not possible to predict with certainty whether or when such activity may occur or what impact, if any, such actions could have on the Company's business, results of operations, cash flows or financial condition.

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

The fixed income markets, our primary investment source, have experienced an improvement in fundamental credit quality on the heels of stronger liquidity, improving corporate profitability and modest economic growth. Credit downgrades of fixed income instruments by rating agencies were fairly prevalent during 2008 and 2009. However, credit default rates have since declined. The Company experienced minimal impairment and degradation of quality in its fixed income holdings during the financial crisis and subsequent recovery. There is no certainty that future events may produce the same success in this regard.

The unprecedented low U. S. Treasury yields combined with tightening credit spreads (difference between bond yields and risk-free interest rates) on fixed maturity securities has produced new challenges in managing Company profitability given the resulting “compression” on interest spreads (difference between the yield on investments and the amounts required to credit on associated policy values). Industry analysts and observers generally agree that a sudden jump in interest rate levels would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. The federal government's burgeoning deficit and initial “quantitative easing” initiatives served to put upward pressure on longer term interest rates. The second round of initiatives announced by the Federal Reserve, referred to as "Operation Twist", targeted longer term yields in the hopes that lowering this end of the yield curve may prompt economic expansion particularly in the moribund housing sector. At this time, there are indications the Federal Reserve will pursue additional programs of a stimulative nature given the sluggishness of the economy. Second quarter GDP growth of 1.4% was recently released reflecting a migration downward from previous quarters. Consequently, although it appears that the economy may be in a prolonged period of low interest rates, it is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company's business, results of operations, cash flows or financial condition.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Universal life and annuity contract charges	$36,653	32,632	72,852	62,464
Traditional life and annuity premiums	4,904	4,607	8,987	8,629
Net investment income (excluding derivatives)	110,659	106,822	217,780	208,488
Other revenues	5,866	4,698	11,521	14,604

Operating revenues	158,082	148,759	311,140	294,185
Derivative gain (loss)	(32,478)	(9,098)	9,959	22,751
Net realized investment gains (losses)	2,005	490	3,172	3,582

Total revenues	$127,609	140,151	324,271	320,518

Universal life and annuity contract charges - Revenues for universal life and annuity contracts increased for the six months in 2012 compared to 2011 primarily due to (1) higher cost of insurance and administrative charge revenues associated with a larger block of annuity business and life insurance volume in force and (2) greater surrender charges collected on terminated policies. For the six months ended June 30, 2012, revenues before reinsurance premiums ceded increased 12.5% compared to the comparable period in 2011. Effective April 1, 2011, the Company increased its retention on life insurance coverage from $300,000 on any one life to $500,000 which lowered the amount of reinsurance premium ceded.

Revenues for these products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance charges, as shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$30,875	28,706	61,255	56,741
Surrender charges	9,687	8,340	19,505	14,871
Other charges	(15)	138	196	377
Gross contract revenues	40,547	37,184	80,956	71,989

Reinsurance premiums	(3,894)	(4,552)	(8,104)	(9,525)

Net contract revenues	$36,653	32,632	72,852	62,464

Traditional life and annuity premiums - Traditional life and annuity premiums increased 4.1% in the first six months of 2012 compared to the same period in 2011. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The Company's life insurance sales focus has been primarily centered around universal life products. Universal life products, especially the Company's equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index such as the S&P 500 Index®, have been more popular product offerings in the Company's markets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Gross investment income:
Debt securities	$102,423	99,653	204,407	197,118
Mortgage loans	3,758	2,965	6,684	5,658
Policy loans	1,259	1,289	2,607	2,644
Short-term investments	269	15	504	60
Other invested assets	3,240	3,066	4,155	3,434

Total investment income	110,949	106,988	218,357	208,914
Less: investment expenses	290	166	577	426

Net investment income (excluding derivatives)	110,659	106,822	217,780	208,488
Derivative gain (loss)	(32,478)	(9,098)	9,959	22,751

Net investment income	$78,181	97,724	227,739	231,239

For the six months ended June 30, 2012, investment grade debt securities generated approximately 93.6% of total investment income, excluding derivative gain (loss). The growth in investment income from debt securities in the second quarter of 2012 versus 2011 reflects the increase in the size of the portfolio fueled by investable cash inflows from annuity sales. Mortgage loan investment income for the three and six months ended June 30, 2012 increased over the comparable periods in 2011 reflecting additional payoff amounts received on loans closed in 2012.

In order to assess underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income performance is summarized as follows:

	Six Months Ended June 30,
	2012	2011
	(In thousands)

Excluding derivatives:
Net investment income	$217,780	208,488
Average invested assets, at amortized cost	$8,196,845	7,890,388
Annual yield on average invested assets	5.03%	5.28%

Including derivatives:
Net investment income	$227,739	231,239
Average invested assets, at amortized cost	$8,264,785	7,994,227
Annual yield on average invested assets	5.24%	5.79%

The slightly higher yield on average invested assets through the second quarter of 2012 compared to 2011 is due to additional income received from mortgage loan closings and maintaining lower levels of short-term cash investments. This is partially offset by the lower yields obtained on new fixed maturity debt securities investments during the last 12 months. During 2011, the average yield on bond purchases to fund insurance operations was 4.18% representing a 1.43% spread over treasury rates. Insurance operation bond purchases through the second quarter of 2012 had an average yield of 3.60% with spreads expanding to 1.70% over treasury rates.

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $11.3 million and $11.2 million for the six months ended June 30, 2012 and 2011, respectively. Other revenues in the first six months of 2011 also includes a $4.0 million gross settlement amount, netted for legal expenses incurred, from a lawsuit in which the Company was the plaintiff.

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

Gains and losses from index options are due to equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to index level at the time of the option purchase causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-indexed products also fluctuates in a similar manner and direction. For the quarter ended June 30, 2012 and 2011, the reference indices decreased and the Company recorded an overall loss from index options with a corresponding decrease in contract interest expense during these periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Derivatives:
Unrealized gain (loss)	$(15,920)	(17,966)	38,297	13,091
Realized gain (loss)	(16,558)	8,868	(28,338)	9,660

Total gain (loss) included in net investment income	$(32,478)	(9,098)	9,959	22,751

Total contract interest	$26,004	53,232	127,547	145,381

The economic impact of the option performance in the Company's financial statements is not generally determined solely by the option gain or loss included in net investment income as a corresponding amount is recorded in the contract interest expense line. Rather, the Company's financial result for these options is dependent upon the purchase cost of the option remaining within the budget for purchasing options embedded in the product pricing. Option prices vary with interest rates, volatility, and dividend yields among other things. As option prices vary, the Company manages for the variability by making offsetting adjustments to product caps, participation rates, and management fees. For the periods shown, the Company's option costs have been within the product pricing budgets.

Net realized investment gains (losses) - Realized gains on investments in the second quarter of 2012 primarily resulted from bond calls and sales. The net gains reported for the six months ended June 30, 2012 consisted of gross gains of $4.4 million offset by gross losses of $1.2 million, which include other-than-temporary impairment losses.

The Company records impairment write-downs when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected. Impairments due to credit factors are recorded in the Company's Condensed Consolidated Statements of Earnings while non-credit (liquidity) impairment losses are included in other comprehensive income (loss). Impairment and valuation write-downs reflected in the Company's Condensed Consolidated Statement of Earnings are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Impairment or valuation write-downs:
Bonds	$391	—	566	—
Equities	29	—	53	—
Mortgage loans	—	—	—	50
Real estate	—	—		39

Total	$420	—	619	89

Bond impairments during the quarter and six months ended June 30, 2012 pertained to asset-backed securities whose cash flows and fair values did not support the amortized cost basis at which the instrument was recorded in the financial records. Equity impairments represent a mark-to-market write-down on securities in which the market discount to book value was significant and had been maintained for several reporting periods. Equity securities represent 0.1% of invested assets and individual holdings have an average cost basis of approximately $50,000.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Life and other policy benefits	$13,857	9,598	27,535	21,814
Amortization of deferred policy acquisition costs	31,349	38,848	63,060	66,337
Universal life and annuity contract interest	26,004	53,232	127,547	145,381
Other operating expenses	22,452	19,060	42,470	39,778

Totals	$93,662	120,738	260,612	273,310

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, increased to $7.7 million during the second quarter of 2012 compared to $6.8 million for the quarter ended June 30, 2011. For the six months ending June 30, death claims were $17.3 million and $15.2 million for 2012 and 2011, respectively. Although not utilized previously, the Company has initiated a project to identify unreported death claims by researching the Social Security Administration master data base for deceased individuals which matches with insureds under in force policies. While the results thus far have not been substantial, the claim activity for the second quarter of 2012 includes incremental amounts associated with this project. Death claim amounts are generally subject to variation from period to period and the Company's mortality experience has been consistent with or better than its product pricing assumptions.

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

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense for the three and six months ending June 30, 2012 and 2011.

Increase (Decrease) in DPAC Balance	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Unlocking	$—	—	—	—
True-up	(1,276)	(4,987)	(498)	(8,028)

Totals	$(1,276)	(4,987)	(498)	(8,028)

True-up adjustments were recorded in 2012 and 2011 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year's experience. This resulted in a $1.3 million increase in amortization expense for the three months ended June 30, 2012, and a $0.5 million increase in amortization expense for the six months ended June 30, 2012. The true-up adjustments for the life lines of business have been positive (decrease to amortization expense) thus far in 2012 whereas for the comparable periods shown for 2011 the true-up adjustments for the life lines of business incrementally added to amortization expense. In addition to the true-up adjustments shown above, during the second quarter of 2011 the Company decreased its DPAC balances (increased amortization expense) an additional $4.0 million for adjustments determined in conjunction with the implementation of a new actuarial software platform which allowed the Company to perform an analysis of DPAC balances in finer detail. Refer to the discussion on segment results for further information.

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

The Company's approximated average credited rates, excluding and including fixed-indexed (derivative) products, were as follows:

	June 30,		June 30,
	2012	2011	2012	2011
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	2.94%	3.16%	2.85%	3.73%
Interest sensitive life	4.09%	4.16%	5.28%	5.67%

Contract interest including fixed-index products also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market performance of these derivative features resulted in net realized and unrealized losses of $(32.5) million and $(9.1) million for the quarter ended June 30, 2012 and 2011, respectively.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and compensation costs. These expenses for the three and six months ending June 30, 2012 and 2011 are summarized in the table that follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

General insurance expense	$5,865	4,890	12,827	12,471
Nursing home expenses	5,412	5,126	10,816	10,343
Compensation expense	6,208	5,202	11,457	9,816
Commission expense	2,920	2,845	4,961	4,955
Taxes, licenses and fees	2,047	997	2,409	2,193

Totals	$22,452	19,060	42,470	39,778

General insurance expense includes amortization expense associated with capitalized system costs. The Company has been involved in major information system initiatives to enhance actuarial, accounting, policy acquisition, and policy administration processes. Costs related to these systems are capitalized during the development process and then amortized once they are placed into service and used in operations. Amortization expense in association with these system implementations was $1.7 million and $1.6 million in 2012 and 2011, respectively. The increasing trend in amortization expense is attributable to additional functionality being placed into operation during the period.

Compensation expense includes share based compensation costs for the Company’s stock option plans related to outstanding vested and unvested stock options. As these costs vary in tandem with the Company's Class A common share price as a result of marking the stock options to fair value under the liability method of accounting, the related expense amount varies positive or negative in any given period. For the six months ended June 30, 2012 share based compensation expense was $0.6 million while for the comparable period in 2011 share based compensation expense was $(0.8) million. Although the price of the Company's Class A common stock decreased between June 2011 and June 2012, total compensation expense related to share based compensation has increased primarily due to the granting of SARs in December 2011. The negative expense in June 2011 was the result of a decline in the Company's Class A common stock price.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 32.5% for the six months ended June 30, 2012 and 31.5% for the three months ended June 30, 2012 compared to 32.2% for six months ended June 30, 2011 and 29.0% for the three months ended June 30, 2011. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings
A summary of segment earnings for the for the three and six months ending June 30, 2012 and 2011 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
June 30, 2012	$559	8,580	9,134	3,670	21,943
June 30, 2011	$2,590	7,311	(38)	3,609	13,472

Six months ended:
June 30, 2012	$788	14,659	19,078	6,400	40,925
June 30, 2011	$369	10,328	13,415	5,561	29,673

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$4,280	6,617	14,819	12,649
Net investment income	3,991	4,485	9,809	9,481
Other revenues	45	(2)	52	5

Total revenues	8,316	11,100	24,680	22,135

Benefits and expenses:
Life and other policy benefits	1,620	(810)	3,268	4,424
Amortization of deferred policy acquisition costs	2,068	2,771	4,459	5,654
Universal life insurance contract interest	1,230	1,849	8,443	4,487
Other operating expenses	2,578	3,361	7,346	7,027

Total benefits and expenses	7,496	7,171	23,516	21,592

Segment earnings (loss) before Federal income taxes	820	3,929	1,164	543
Provision (benefit) for Federal income taxes	261	1,339	376	174

Segment earnings (loss)	$559	2,590	788	369

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Universal life insurance revenues	$4,200	6,256	14,581	11,982
Traditional life insurance premiums	1,495	1,665	3,183	3,234
Reinsurance premiums	(1,415)	(1,304)	(2,945)	(2,567)

Totals	$4,280	6,617	14,819	12,649

The Company's domestic life insurance in force has been declining since 2008 resulting in lower universal life contract revenue charges. The pace of new policies issued has lagged the number of policies terminating from death or surrender by roughly a six-to-one rate over the past several years causing a declining level of insurance in force from which contract charge revenue is received. This ratio has improved somewhat in the first six months of 2012 to a four-to-one relationship. Nonetheless, the number of domestic life insurance policies has declined from 66,000 at December 31, 2010 to 62,900 at December 31, 2011, and to 61,500 at June 30, 2012. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. Revenues associated with issuing new business are typically greater than that realized in a renewal period for in force policies. The number of domestic life policies issued in the first six months of 2012 was 68% higher than in the comparable period for 2011 and the volume of insurance issued was 137% greater than that in 2011. Contract revenues associated with this increased new business activity account for the overall increase in domestic life premiums and contract charges.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Universal life insurance:
First year and single premiums	$13,608	5,336	23,642	7,317
Renewal premiums	4,387	4,978	9,109	10,584

Totals	$17,995	10,314	32,751	17,901

The Company's efforts over the past several years have been to attract new independent agents and to promote life products to improve domestic life sales. During 2011, the Company began to achieve some success in this regard with the number of new policies issued increasing 76% over the prior year, reversing a multi-year trend of declining activity. This trend continued in the first half of 2012 as noted above. Sales over the past two years have been substantially weighted toward single premium policies which do not have recurring premium payments. These products are targeting wealth transfer strategies involving the movement of accumulated wealth in alternative investment vehicles, including annuities, into life insurance products.

Net investment income includes the gains and losses on index options purchased to back the index crediting mechanism on equity-indexed universal products. As noted previously in the Results of Operations discussion, option values have increased less rapidly in the first six months of 2012 as compared to 2011 with the second quarter in particular incurring larger option value losses.

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter. Claim activity during the first six months of 2012 was consistent compared to historical trends. The claim activity in the second quarter of 2011 reflects reinsurance amounts not previously recorded and reclassifications of certain claims to the International life segment. The Company's overall mortality experience for this segment is in line with pricing assumptions.

As noted previously in the discussion of Results Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense for the three and six months ending June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—	—
True-up	726	(90)	1,319	(37)

Totals	$726	(90)	1,319	(37)

As noted in the table above, the true-up adjustments recorded in 2012 increased the DPAC balance which conversely reduced amortization expense by a like amount for the periods shown.

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

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$32,115	25,616	55,546	50,176
Net investment income	7,315	9,532	22,712	22,553
Other revenues	314	342	346	366

Total revenues	39,744	35,490	78,604	73,095

Benefits and expenses:
Life and other policy benefits	6,315	4,199	9,795	9,161
Amortization of deferred policy acquisition costs	7,757	7,927	13,365	16,125
Universal life insurance contract interest	6,431	8,507	21,243	21,426
Other operating expenses	6,718	4,273	12,536	11,199

Total benefits and expenses	27,221	24,906	56,939	57,911

Segment earnings before Federal income taxes	12,523	10,584	21,665	15,184
Provision for Federal income taxes	3,943	3,273	7,006	4,856

Segment earnings	$8,580	7,311	14,659	10,328

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Universal life insurance revenues	$31,185	25,920	54,901	51,740
Traditional life insurance premiums	4,132	3,704	7,309	6,822
Reinsurance premiums	(3,202)	(4,007)	(6,664)	(8,385)

Totals	$32,115	25,617	55,546	50,177

In general, universal life revenues and operating earnings are anticipated to emerge with the amount of international life insurance in force and a steady growth in new sales. The volume of insurance in force has grown from $17.9 billion at June 30, 2011 to $18.6 billion at December 31, 2011 and to $18.9 billion at June 30, 2012. Universal life insurance revenues are generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued and have been lower in 2012 than 2011. The number of international life policies issued in the first six months of 2012 was 20% lower than in the first six months of 2011 and the volume of insurance issued was 14% less than that in 2011 during the same period.

International universal life revenues also include surrender charges assessed upon surrender of contracts by policyholders. In the midst of the financial crisis the past few years, the Company's international policyholders in particular exhibited concern regarding the developments in U.S. financial markets. This evidenced itself in the Company's termination activity in its international life policies in force. During 2009, the Company incurred higher termination experience than is typical which resulted in recognition of increased surrender charge fee income. This level of termination activity subsequently subsided, although the first half of 2012 has witnessed an increase over the pace incurred in 2011. The following table illustrates the Company's recent international life termination experience.

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Six months ended June 30, 2012	$879.4	8.4%
Year ended December 31, 2011	1,465.1	7.3%
Year ended December 31, 2010	1,721.8	9.0%
Year ended December 31, 2009	2,423.2	13.0%
Year ended December 31, 2008	1,923.2	10.8%
Year ended December 31, 2007	1,674.3	10.2%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Universal life insurance:
First year and single premiums	$7,507	9,135	15,664	17,630
Renewal premiums	29,876	29,193	57,312	56,770

Totals	$37,383	38,328	72,976	74,400

The Company's most popular international products have been its fixed-indexed universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of the S&P 500 Index®. Included in the totals in the above table are collected premiums for fixed-indexed universal life products of approximately $45.3 million and $46.0 million for the first six months of 2012 and 2011, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Net investment income (excluding derivatives)	$11,345	10,658	21,041	20,646
Derivative gain (loss)	(4,030)	(1,126)	1,671	1,907

Net investment income	$7,315	9,532	22,712	22,553

A comparable impact for the derivative component in the equity-indexed universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. The Company's clientele for international products are wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts. In the year ended December 31, 2011, the average face amount of insurance purchased was approximately $364,000, and in the first six months of 2012 the average was $383,000. While life and policy benefit expense for the international life segment reflects the larger policies purchased, mortality due to natural causes is comparable to that in the United States.

As noted previously, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on international life insurance DPAC balances recorded through amortization expense for the three and six months ending June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—	—
True-up	2,309	(848)	6,594	(1,315)

Totals	$2,309	(848)	6,594	(1,315)

True-up adjustments in the first six months of 2012 increased the DPAC balance and decreased amortization expense while in the first six months of 2011 true-up assumptions decreased the DPAC balance and increased amortization expense.

As indicated in the discussion concerning net investment income, contract interest expense includes fluctuations that are the result of the performance of underlying equity indices associated with fixed-indexed universal life products. The derivative gain (loss) realized on purchased call options is included in the amounts the Company credits to policyholders. For more details about the Company's use of index options to hedge the performance of equity indices refer to the derivative gain (loss) discussion in the Condensed Consolidated Operations section of this Item 2.

Annuity Operations

The Company's annuity operations are almost exclusively with residents of the United States. Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$5,162	5,006	11,474	8,268
Net investment income	61,875	78,830	186,264	191,942
Other revenues	(260)	(1,070)	(199)	2,991

Total revenues	66,777	82,766	197,539	203,201

Benefits and expenses:
Life and other policy benefits	5,922	6,209	14,472	8,229
Amortization of deferred policy acquisition costs	21,524	28,150	45,236	44,558
Annuity contract interest	18,343	42,876	97,861	119,468
Other operating expenses	7,744	6,320	11,772	11,223

Total benefits and expenses	53,533	83,555	169,341	183,478

Segment earnings (loss) before Federal income taxes	13,244	(789)	28,198	19,723
Provision (benefit) for Federal income taxes	4,110	(751)	9,120	6,308

Segment earnings (loss)	$9,134	(38)	19,078	13,415

A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Surrender charges	$5,162	5,006	11,470	8,264
Payout annuity and other revenues	—	—	—	—
Traditional annuity premiums	—	—	4	4

Totals	$5,162	5,006	11,474	8,268

The Company's lapse rate for annuity contracts in the first six months of 2012 was 6.0% compared to 6.6% during the same frame of time in 2011. Surrender charge revenue is also dependent upon the duration of the policy at the time of termination as typical surrender charge provisions decrease during the tenure of the contract. Accordingly, the increase in surrender charge revenue in the first half of 2012 is primarily a function of the growth in the annuity block of business the past couple of years and an earlier termination of contracts.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings, in accordance with GAAP. Actual annuity deposits collected for the three and six months ending June 30, 2012 and 2011 are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Fixed-indexed annuities	$168,311	215,494	318,617	436,517
Other deferred annuities	42,429	122,625	75,320	226,775
Immediate annuities	7,299	14,877	16,554	20,226

Totals	$218,039	352,996	410,491	683,518

Fixed-indexed products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since the Company does not offer variable products or mutual funds, fixed-indexed products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-indexed annuity deposits as a percentage of total annuity deposits were 78% and 64% for the six months ended June 30, 2012 and 2011, respectively. The increasing percentage of fixed-indexed products of total annuity sales reflects the low interest rate environment and the current bull market in equities.

As a selling inducement, some of the deferred products, as well as the fixed-indexed annuity products, include a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to a base interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred to be amortized over future periods amounted to approximately $18.0 and $21.2 million during the first six months of 2012 and 2011, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Net investment income (excluding derivatives)	$90,889	86,644	179,368	171,575
Derivative gain (loss)	(29,014)	(7,814)	6,896	20,367

Net investment income	$61,875	78,830	186,264	191,942

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

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for the three and six months ending June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—	—
True-up	(4,311)	(4,048)	(8,411)	(6,675)

Totals	$(4,311)	(4,048)	(8,411)	(6,675)

As the true-up adjustments decreased the DPAC balances as of the dates shown, a corresponding increase in DPAC amortization was recorded in the Company's Condensed Consolidated Statements of Earnings in each respective period. In addition to the true-up adjustments shown above, during the second quarter of 2011 the Company decreased its DPAC balances (increased amortization expense) an additional $4.0 million for adjustments determined in conjunction with the implementation of a new actuarial software platform which allowed the Company to perform an analysis of DPAC balances in finer detail.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge the Company's fixed-indexed annuities. The detail of fixed-indexed annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Fixed-indexed annuities	$3,458	30,799	64,209	83,952
All other annuities	13,010	12,212	36,867	40,795

Gross contract interest	16,468	43,011	101,076	124,747
Bonus interest deferred and capitalized	(7,064)	(9,932)	(17,969)	(21,192)
Bonus interest amortization	8,939	9,797	14,754	15,913

Total contract interest	$18,343	42,876	97,861	119,468

The fluctuation in reported contract interest amounts for fixed-indexed annuities is driven by sales levels, the level of the business in force and the positive or negative performance of equity markets on option values. The derivative gain (loss) information included in the net investment income discussion above is largely reflected in the amounts shown for contract interest for fixed-indexed annuities. In the second quarter of 2011, the Company decreased its deferred sales inducements balance (increased bonus interest amortization) by $1.6 million pertaining to its implementation of new actuarial system technology.

Other Operations

National Western Life Insurance Company's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $0.5 million and $0.9 million of operating earnings in the first six months of 2012 and 2011, respectively. The decrease in operating earnings reflects an increase in expenses incurred at the Company's San Marcos location in an effort to build a presence in the community for this operation that started in the latter half of 2009. The remaining earnings of $5.9 million and $4.7 million for the six months ended June 30, 2012 and 2011, respectively, in Other Operations represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios. Included in these amounts are the semi-annual distributions from the life interest in the Libby Shearn Moody Trust which is an asset held in NWLSM, Inc.

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

	June 30, 2012		December 31, 2011
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$8,484,437	96.3	$8,250,316	96.3
Mortgage loans	132,614	1.5	157,460	1.8
Policy loans	74,369	0.9	74,967	0.9
Derivatives, index options	65,555	0.7	30,844	0.4
Real estate	21,463	0.2	19,220	0.2
Equity securities	9,099	0.1	16,546	0.2
Other	22,004	0.3	15,252	0.2

Totals	$8,809,541	100.0	$8,564,605	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of June 30, 2012 and December 31, 2011, the Company's debt securities portfolio consisted of the following:

	June 30, 2012		December 31, 2011
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$4,814,560	56.7	$4,289,680	52.0
Mortgage-backed securities	2,122,012	25.0	2,258,706	27.4
Public utilities	1,039,435	12.3	1,045,387	12.6
State and political subdivisions	379,803	4.5	362,252	4.4
U.S. agencies	48,126	0.6	205,464	2.5
Asset-backed securities	52,653	0.6	56,178	0.7
Foreign governments	25,910	0.3	30,712	0.4
U.S. Treasury	1,938	—	1,937	—

Totals	$8,484,437	100.0	$8,250,316	100.0

Substantially all of the Company's investable cash flows are directed toward the purchase of debt securities. The Company's investment policy calls for investing in debt securities that are investment grade, meet quality and yield objectives, and provide adequate liquidity for obligations to policyholders. Debt securities with intermediate maturities are targeted by the Company as they more closely match the intermediate nature of the Company's policy liabilities and provide an appropriate strategy for managing cash flows. Debt securities purchased to fund insurance company operations are summarized below.

	Six Months Ended June 30,	Year Ended December 31,
	2012	2011
	($ In thousands)

Cost of acquisitions	$739,178	$1,410,389
Average S&P® quality	A-	AA-
Effective annual yield	3.60%	4.18%
Spread to treasuries	1.70%	1.43%
Effective duration	8.1 years	7.1 years

The Company predominantly holds agency mortgage-backed securities. Because mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing in collateralized mortgage obligations, which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I ("PAC I"), very accurately defined maturity ("VADM") and sequential tranches are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. The Company does not purchase tranches, such as PAC II and support tranches, that subject the portfolio to greater than average prepayment risk. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

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

	June 30, 2012		December 31, 2011
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$154,142	1.8	$173,176	2.0
AA	2,791,544	32.9	3,067,454	37.2
A	2,396,290	28.2	2,078,808	25.2
BBB	2,987,165	35.3	2,784,711	33.8
BB and other below investment grade	155,296	1.8	146,167	1.8

Totals	$8,484,437	100.0	$8,250,316	100.0

The Company's investment guidelines do not allow for the purchase of below investment grade securities.  The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

June 30, 2012	$150,175	155,296	152,638	1.8%

December 31, 2011	$144,131	146,466	140,590	1.7%

The Company's percentage of below investment grade securities compared to total invested assets increased slightly from December 31, 2011 primarily due to several securities being downgraded during the first six months of 2012. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of June 30, 2012 are summarized below, including June 30, 2012 and December 31, 2011 fair values for comparison. The Company is continually monitoring developments in these industries that may affect security valuation issues.

	Below Investment Grade Debt Securities
Industry Category	Amortized Cost June 30, 2012	Carrying Value June 30, 2012	Fair Value June 30, 2012	Fair Value December 31, 2011
	(In thousands)

Retail	$9,584	9,646	9,646	8,478
Telecommunications	5,686	8,838	8,838	7,863
Asset-backed securities	10,680	11,074	11,679	12,498
Mortgage-backed	7,904	7,849	7,849	8,173
Banking/finance	42,524	42,537	39,775	35,927
Manufacturing	44,758	45,779	47,138	55,210
Transportation	—	356	356	415
Other	29,039	29,217	27,357	12,026

Totals	$150,175	155,296	152,638	140,590

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

However, the Company does have exposure to the debt of non-financial companies in these countries. The following table shows bond holdings at June 30, 2012 of non-financial companies that are domiciled in Portugal, Ireland, Italy, Greece or Spain held in the available for sale and held to maturity debt security portfolios.

Securities Available for Sale

Company	S&P Rating	Amortized Cost 6/30/12	Fair Value 6/30/12	Country Domiciled
	(In thousands)

Covidien	A	$24,215	25,819	Ireland
CRH	BBB+	10,996	11,558	Ireland
Telecom Italia	BBB	11,997	12,030	Italy
Telefonica	BBB	11,746	11,102	Spain

Totals		$58,954	60,509

Securities Held to Maturity

Company	S&P Rating	Book Value 6/30/12	Fair Value 6/30/12	Country Domiciled
	(In thousands)

Coca-Cola HBC	BBB	$4,020	4,328	Greece
CRH	BBB+	3,011	3,121	Ireland
EDP	BB+	17,202	14,795	Portugal
Enel	BBB+	19,909	19,835	Italy
Finmeccanica	BBB-	15,026	13,305	Italy
Iberdrola Finance	BBB+	2,893	2,771	Spain
Telecom Italia	BBB	2,995	2,977	Italy
Telefonica	BBB	8,149	7,155	Spain

Totals		$73,205	68,287

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

During the six months ended June 30, 2012 the Company recorded other-than-temporary impairment credit related write-downs on debt securities totaling $0.6 million and negligible amounts on equity securities. The Company had no other-than-temporary impairment write-downs on debt securities other than on certain asset-backed securities whose fair value and net present value of future cash flows fell below the amortized cost of the security. See Note 9, Investments, of the accompanying condensed consolidated financial statements for further discussion. Since the Company's adoption of the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a total of $9.7 million of other-than-temporary impairments of which $2.5 million was deemed credit related and recognized as realized investment losses in earnings, and $7.2 million was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at June 30, 2012, approximately 31% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)

Securities held to maturity:
Debt securities	$6,245,687	5,738,777	506,910
Securities available for sale:
Debt securities	2,745,660	2,524,471	221,189
Equity securities	9,099	6,344	2,755

Totals	$9,000,446	8,269,592	730,854

Asset-Backed Securities

The Company holds approximately $52.7 million in asset-backed securities as of June 30, 2012. This portfolio includes $20.7 million of manufactured housing bonds and $32.0 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The Company holds one Alt-A security with a carrying value of $4.0 million. The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The average FICO for an Alt-A borrower is approximately 715 compared to a score of 730 for a jumbo prime borrower. The Company's exposure to the Alt-A and subprime sectors is limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans. The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities. With the government intervention initiatives in 2009, the housing market began to show signs of stabilizing. There was an improvement in the prices of subprime securities as the bond market also became more liquid. All of the loans classified as Alt-A or subprime in the Company's portfolio as of June 30, 2012 were underwritten prior to 2005 as noted in the table below.

	June 30, 2012		December 31, 2011
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$6,122	5,845	6,767	6,611
2002	510	601	492	740
2003	3,912	3,852	4,296	4,186
2004	21,464	23,857	21,123	19,931

Subtotal subprime	$32,008	34,155	32,678	31,468

Alt A:
2004	$4,015	4,015	4,223	4,223

As of June 30, 2012, 5 of the subprime securities were rated AAA, 2 were rated AA, 2 were rated BBB, and 3 were rated CC.

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

The Company requires a minimum specified yield on mortgage loan investments. During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return. Mortgage loans originated by the Company totaled $37.3 million for the year December 31, 2011 and $9.0 million for the six months ended June 30, 2012. Principal repayments on mortgage loans for the six months ended June 30, 2012 were $38.2 million.

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

The Company held net investments in mortgage loans totaling $132.6 million and $157.5 million at June 30, 2012 and December 31, 2011, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	June 30, 2012		December 31, 2011
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$71,846	54.2%	$84,903	53.9%
New England	21,283	16.0%	21,401	13.6%
Mountain	2,649	2.0%	15,922	10.1%
Pacific	13,879	10.5%	12,001	7.6%
East North Central	9,894	7.5%	10,018	6.4%
East South Central	10,338	7.8%	10,411	6.6%
South Atlantic	575	0.4%	609	0.4%
Middle Atlantic	2,150	1.6%	2,195	1.4%

Totals	$132,614	100.0%	$157,460	100.0%

	June 30, 2012		December 31, 2011
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$89,587	67.6%	$93,310	59.3%
Hotel/Motel	4,171	3.1%	25,679	16.3%
Land/Lots	10,923	8.2%	13,604	8.6%
Apartments	12,556	9.5%	11,103	7.1%
Office	8,762	6.6%	8,858	5.6%
All other	6,615	5.0%	4,906	3.1%

Totals	$132,614	100.0%	$157,460	100.0%

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as most of these investments were acquired through mortgage loan foreclosures.  The Company also participates in several real estate joint ventures, limited partnerships, and other loans that invest primarily in income-producing retail properties.  These investments have enhanced the Company's overall investment portfolio returns. The Company's real estate investments totaled approximately $21.5 million and $19.2 million at June 30, 2012 and December 31, 2011, respectively. The Company recognized operating income on these properties of approximately $0.7 million for the first six months of 2012. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

A decline in interest rates could cause certain mortgage-backed securities in the Company's portfolio to be more likely to pay down or prepay. In this situation, the Company typically will be unable to reinvest the proceeds at comparable yields. Lower interest rates will likely also cause lower net investment income, subject the Company to reinvestment rate risks, and possibly reduce profitability through reduced interest rate margins associated with products with minimum guaranteed crediting rates. Alternatively, the fair value of the Company's investment portfolio will increase when interest rates decline.

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	June 30, 2012	March 31, 2012	December 31, 2011
	(In thousands except percentages)

Debt securities - fair value	$8,991,347	8,854,988	8,690,737
Debt securities - amortized cost	$8,263,248	8,194,717	8,058,057
Fair value as a percentage of amortized cost	108.81%	108.06%	107.85%
Unrealized gain balance	$728,099	660,271	632,680
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	(0.57)%	0.330%	(1.42)%

	Unrealized Gains Balance
	At June 30, 2012	At March 31, 2012	At December 31, 2011	Quarter Change in Unrealized Balance	Change in Unrealized Balance

Debt securities held to maturity	$506,910	451,736	440,421	55,174	66,489
Debt securities available for sale	221,189	208,535	192,259	12,654	28,930

Totals	$728,099	660,271	632,680	67,828	95,419

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond decreased approximately 24 basis points from year-end 2011 through the first six months of 2012 and the Company's unrealized gain position increased $95.4 million on a portfolio with an amortized cost basis of approximately $8.3 billion. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's Condensed Consolidated Balance Sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2011, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first six months of 2012 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs. There were no borrowings outstanding under the line of credit at June 30, 2012.

A primary liquidity concern for life insurers is the risk of an extraordinary level of early policyholder withdrawals. The Company includes provisions within its annuity and universal life insurance policies, such as surrender and market value adjustments, that help limit and discourage early withdrawals.

The actual amounts paid by product line in connection with surrenders and withdrawals for the periods ended June 30, are noted in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Product Line:
Traditional Life	$1,478	691	2,845	2,145
Universal Life	11,698	9,666	24,046	19,036
Annuities	112,106	118,735	229,227	246,793

Total	$125,282	129,092	256,118	267,974

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $141.8 million and $90.5 million for the six months ended June 30, 2012 and 2011, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $874.1 million and $273.9 million for the six months ended June 30, 2012 and 2011, respectively. These cash flow items could be reduced if interest rates rise. Net cash flows from the Company's universal life and investment annuity deposit product operations totaled $29.1 million and $313.9 million during the six months ended June 30, 2012 and 2011, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of June 30, 2012, the Company had no commitments beyond its normal operating and investment activities.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Operating lease obligations	$—	—	—	—	—
Life claims payable (1)	64,076	64,076	—	—	—
Other long-term reserve liabilities reflected on the balance sheet under GAAP (2)	9,982,094	1,024,260	1,902,577	1,679,763	5,375,494

Total	$10,046,170	1,088,336	1,902,577	1,679,763	5,375,494

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

The following table sets forth the Company's repurchase of its Class A common shares from Option Holders for the quarter ended June 30, 2012. There were no shares repurchased during the period.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

April 1, 2012 through April 30, 2012	—	—	N/A	N/A
May 1, 2012 through May 31, 2012	—	—	N/A	N/A
June 1, 2012 through June 30, 2012	—	—	N/A	N/A

Total	—		N/A	N/A

Purchased shares are reported in the Company's condensed consolidated financial statements as authorized and unissued.

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date:	August 8, 2012	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date:	August 8, 2012	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 8, 2012	/S/ Thomas F. Kopetic
Thomas F. Kopetic
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)