Form 10-Q
period 2012-09-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2012-11-09
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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
Large accelerated filer  ☐     Accelerated filer  ☑   Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
As of November 7, 2012, the number of shares of Registrant's common stock outstanding was: Class A – 3,434,763 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	September 30, 2012	December 31, 2011

Investments:
Securities held to maturity, at amortized cost (fair value: $6,414,860 and $6,082,330)	$5,849,916	5,641,909
Securities available for sale, at fair value (cost: $2,560,225 and $2,422,650)	2,821,367	2,624,953
Mortgage loans, net of allowance for possible losses ($0 and $4,571)	135,776	157,460
Policy loans	74,138	74,967
Derivatives, index options	87,833	30,844
Other long-term investments	41,346	34,472

Total investments	9,010,376	8,564,605

Cash and short-term investments	127,945	119,290
Deferred policy acquisition costs	698,283	722,542
Deferred sales inducements	150,939	155,753
Accrued investment income	93,727	87,875
Federal income tax receivable	1,368	—
Other assets	83,456	77,934

Total assets	$10,166,094	9,727,999

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2012	December 31, 2011

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$8,329,743	8,023,798
Traditional life reserves	137,857	139,657
Other policyholder liabilities	152,725	151,308
Deferred Federal income tax liability	52,795	46,481
Federal income tax payable	—	5,962
Other liabilities	124,578	84,008

Total liabilities	8,797,698	8,451,214

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,434,763 and 3,434,766 issued and outstanding in 2012 and 2011	3,435	3,435
Class B - $1 par value; 200,000 shares authorized, issued, and outstanding in 2012 and 2011	200	200
Additional paid-in capital	37,767	37,767
Accumulated other comprehensive income	78,751	53,176
Retained earnings	1,248,243	1,182,207

Total stockholders’ equity	1,368,396	1,276,785

Total liabilities and stockholders' equity	$10,166,094	9,727,999

Note:  The Condensed Consolidated Balance Sheet at December 31, 2011, has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2012 and 2011
(Unaudited)
(In thousands, except per share amounts)

	2012	2011

Premiums and other revenues:
Universal life and annuity contract charges	$36,924	34,550
Traditional life premiums	4,124	4,685
Net investment income	139,074	44,538
Other revenues	5,923	5,643
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	1,250	(1,741)
Portion of OTTI (gains) losses recognized in other comprehensive income	(1,761)	1,719
Net OTTI losses recognized in earnings	(511)	(22)
Other net investment gains (losses)	5,451	2,960
Total net realized investment gains (losses)	4,940	2,938

Total revenues	190,985	92,354

Benefits and expenses:
Life and other policy benefits	12,323	12,363
Amortization of deferred policy acquisition costs	28,403	29,909
Universal life and annuity contract interest	89,386	1,873
Other operating expenses	22,143	18,948

Total benefits and expenses	152,255	63,093

Earnings before Federal income taxes	38,730	29,261

Federal income taxes	14,408	9,996

Net earnings	$24,322	19,265

Basic earnings per share:
Class A	$6.88	5.45
Class B	$3.44	2.73

Diluted earnings per share:
Class A	$6.88	5.45
Class B	$3.44	2.73

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)
(In thousands, except per share amounts)

	2012	2011

Premiums and other revenues:
Universal life and annuity contract charges	$109,776	97,014
Traditional life premiums	13,111	13,314
Net investment income	366,813	275,777
Other revenues	17,444	20,247
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	788	(1,741)
Portion of OTTI (gains) losses recognized in other comprehensive income	(1,918)	1,719
Net OTTI losses recognized in earnings	(1,130)	(22)
Other net investment gains (losses)	9,242	6,542
Total net realized investment gains (losses)	8,112	6,520

Total revenues	515,256	412,872

Benefits and expenses:
Life and other policy benefits	39,858	34,177
Amortization of deferred policy acquisition costs	91,463	96,246
Universal life and annuity contract interest	216,933	147,254
Other operating expenses	64,613	58,727

Total benefits and expenses	412,867	336,404

Earnings before Federal income taxes	102,389	76,468

Federal income taxes	35,080	25,203

Net earnings	$67,309	51,265

Basic earnings per share:
Class A	$19.04	14.51
Class B	$9.52	7.25

Diluted earnings per share:
Class A	$19.04	14.49
Class B	$9.52	7.25

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2012 and 2011
(Unaudited)
(In thousands)

	2012	2011

Net earnings	$24,322	19,265

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains arising during period	15,202	5,543
Net unrealized liquidity gains (losses)	(3)	(498)
Reclassification adjustment for net amounts included in net earnings	(1,175)	(2,069)
Amortization of net unrealized (gains) losses related to transferred securities	(1)	11

Net unrealized gains (losses) on securities	14,023	2,987

Foreign currency translation adjustments	22	(21)

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(19)	236

Other comprehensive income	14,026	3,202

Comprehensive income	$38,348	22,467

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)
(In thousands)

	2012	2011

Net earnings	$67,309	51,265

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains arising during period	28,578	11,318
Net unrealized liquidity gains (losses)	134	(148)
Reclassification adjustment for net amounts included in net earnings	(3,873)	(4,148)
Amortization of net unrealized (gains) losses related to transferred securities	—	18

Net unrealized gains (losses) on securities	24,839	7,040

Foreign currency translation adjustments	307	(155)

Benefit plans:
Amortization of net prior service cost and net gain	429	819

Other comprehensive income	25,575	7,704

Comprehensive income	$92,884	58,969

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Nine Months Ended September 30, 2012 and 2011 (Unaudited) (In thousands)

	2012	2011

Common stock:
Balance at beginning of period	$3,635	3,629
Shares exercised under stock option plan	—	6

Balance at end of period	3,635	3,635

Additional paid-in capital:
Balance at beginning of period	37,767	37,140
Shares exercised under stock option plan	—	901

Balance at end of period	37,767	38,041

Accumulated other comprehensive income:
Unrealized gains on non-impaired securities:
Balance at beginning of period	69,116	62,499
Change in unrealized gains during period, net of tax	24,705	7,188

Balance at end of period	93,821	69,687

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(2,320)	(2,713)
Cumulative effect of change in accounting principle	—	—
Amortization	21	163
Other-than-temporary impairments, non-credit, net of tax	316	—
Additional credit loss on previously impaired securities	360	—
Change in shadow deferred policy acquisition costs	(178)	184

Balance at end of period	(1,801)	(2,366)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(608)	—
Other-than-temporary impairments, non-credit, net of tax	—	(1,117)
Change in shadow deferred policy acquisition costs	(955)	622
Recoveries, net of tax	570	—

Balance at end of period	(993)	(495)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)
(In thousands)

	2012	2011

Foreign currency translation adjustments:
Balance at beginning of period	2,368	2,585
Change in translation adjustments during period	307	(155)

Balance at end of period	2,675	2,430

Benefit plan liability adjustment:
Balance at beginning of period	(15,380)	(11,963)
Amortization of net prior service cost and net gain, net of tax	429	819

Balance at end of period	(14,951)	(11,144)

Accumulated other comprehensive income at end of period	78,751	58,112

Retained earnings:
Balance at beginning of period	1,182,207	1,127,614
Net earnings	67,309	51,265
Stockholder dividends	(1,273)	(1,271)

Balance at end of period	1,248,243	1,177,608

Total stockholders' equity	$1,368,396	$1,277,396

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2012 and 2011 (Unaudited) (In thousands)

	2012	2011

Cash flows from operating activities:
Net earnings	$67,309	51,265
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	216,933	147,254
Surrender charges and other policy revenues	(10,854)	(1,340)
Realized (gains) losses on investments	(8,112)	(6,520)
Accrual and amortization of investment income	(1,740)	(2,140)
Depreciation and amortization	4,246	4,019
(Increase) decrease in value of index options	(42,328)	38,774
(Increase) decrease in deferred policy acquisition and sales inducement costs	(3,604)	(52,324)
(Increase) decrease in accrued investment income	(5,852)	(10,052)
(Increase) decrease in other assets	(6,088)	(6,015)
Increase (decrease) in liabilities for future policy benefits	8,335	17,250
Increase (decrease) in other policyholder liabilities	1,417	(3,142)
Increase (decrease) in Federal income taxes	(14,391)	(4,353)
Increase (decrease) in other liabilities	18,416	(322)
Other, net	—	—

Net cash provided by operating activities	223,687	172,354

Cash flows from investing activities:
Proceeds from sales of:
Securities available for sale	7,539	19,248
Other investments	8,646	4,732
Proceeds from maturities and redemptions of:
Securities held to maturity	1,021,666	375,016
Securities available for sale	252,464	89,379
Index options	25,225	73,980
Purchases of:
Securities held to maturity	(1,208,044)	(884,205)
Securities available for sale	(388,228)	(263,937)
Index options	(42,184)	(50,239)
Other investments	(5,036)	(10,361)
Principal payments on mortgage loans	38,783	13,577
Cost of mortgage loans acquired	(16,728)	(33,918)
Decrease (increase) in policy loans	829	4,225
Other, net	(2)	—

Net cash used in investing activities	(305,070)	(662,503)

	Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED For the Nine Months Ended September 30, 2012 and 2011 (Unaudited) (In thousands)

	2012	2011

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	715,037	1,116,161
Return of account balances on universal life and annuity contracts	(625,306)	(615,196)
Issuance of common stock under stock option plan	—	908

Net cash provided by financing activities	89,731	501,873

Effect of foreign exchange	307	(154)

Net increase (decrease) in cash and short-term investments	8,655	11,570
Cash and short-term investments at beginning of period	119,290	80,332

Cash and short-term investments at end of period	$127,945	$91,902

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$30	$10
Income taxes	$49,540	$30,209

Noncash operating activities:
Deferral of sales inducements	$2,965	$12,386

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of National Western Life Insurance Company and its subsidiaries (“Company” or "National Western") as of September 30, 2012, and the results of its operations and its cash flows for the three and nine months ended September 30, 2012 and 2011. The results of operations for the nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov. The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements as of that date.

The accompanying unaudited condensed consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly-owned subsidiaries: The Westcap Corporation, NWL Investments, Inc., NWL Services, Inc., NWL Financial, Inc., NWLSM, Inc. and Regent Care San Marcos Holdings, LLC. All significant intercorporate transactions and accounts have been eliminated in consolidation.

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

During July 2010, the Financial Accounting Standards Board ("FASB") issued new guidance that requires additional disclosures related to an entity’s financing receivables and the nature of its credit risks related to financing receivables.  The effective date was for interim and annual periods ending after December 15, 2010.  The adoption of this guidance was effective December 31, 2010.  See Note 9, Investments, of the accompanying condensed consolidated financial statements for additional disclosures. The adoption of this guidance will not have a significant impact on the condensed consolidated financial statements.

During October 2010, the FASB issued new guidance affecting insurance companies that incur costs in the acquisition of new and renewal insurance contracts.  The guidance addresses the diversity in practice regarding the interpretation for which costs relating to the acquisition of new or renewal business qualify for deferral.  The new guidance specifies the acquisition costs which are capitalizable and those which must be expensed.  The effective date is for interim and annual periods ending after December 15, 2011.  The Company has evaluated the impact of this guidance on the condensed consolidated financial statements. Based on evaluation of actual expenses from 2011 the Company determined that $2.5 million of capitalized expenses during 2011 would not have been deferrable under the new guidance. The change would have reduced 2011 pretax operating income by 3.0%. Thus, management prospectively adopted the guidance and has concluded the new guidance does not have a significant impact on the condensed consolidated financial statements.

During January 2011, the FASB issued new guidance which defers the effective date of disclosures about troubled debt restructurings in Accounting Standards Update No. 2010-20.  The new anticipated effective date is for interim and annual periods ending after June 15, 2011.  The adoption of this guidance will not have a significant impact on the condensed consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. ASU No. 2011-04 does not extend the use of the existing concepts or guidance regarding fair value. The guidance emphasizes using the same meaning and disclosures of fair value within the financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The guidance requires disclosure of additional information about transfers between Level 1 and Level 2 of the fair value hierarchy, additional disclosures for Level 3 fair value measurement, including quantitative and qualitative information about significant unobservable inputs and discussions about the sensitivity of these unobservable inputs and a description of the Company's valuation process. ASU No. 2011-04 is effective for annual reporting periods beginning after December 15, 2011. The Company has included the additional disclosures in the notes to the condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”.  ASU No. 2011-05 provides that entities must present the components of net income, the components of comprehensive income and the total of comprehensive income for all periods presented.   ASU No. 2011-05 is effective for interim or annual periods beginning on or after December 15, 2011.  The provisions of ASU No. 2011-05 relate only to the presentation of other comprehensive income and, accordingly, its adoption did not have an impact on the Company's condensed consolidated financial position or the results of its operations.  This guidance was amended by ASU No. 2011-12 below.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain provisions of ASU No. 2011-05, Presentation of Comprehensive Income.  One of ASU No. 2011-05's provisions requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This requirement is indefinitely deferred by ASU No. 2011-12. ASUs No. 2011-05 and 2011-12 are effective for fiscal years, and interim periods beginning after December 15, 2011. The guidance did not have a significant impact on the condensed consolidated financial statements and current disclosures.

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

The Company is restricted by state insurance laws from the Colorado Division of Insurance as to dividend amounts which may be paid to stockholders without prior approval. The restrictions are based on statutory earnings and surplus levels of the Company. The maximum dividend payment which may be made without prior approval in 2012 is $91.9 million. The Company did not pay cash dividends on common stock during the nine months ended September 30, 2012 and 2011. However, the Company did declare a cash dividend on August 17, 2012 payable December 3, 2012 to stockholders on record as of October 29, 2012. The dividends declared were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders. A dividend in the same amounts per share on Class A and Class B common stock was declared in August and paid in December of 2011.

(4)	EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net income by the weighted-average basic common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options in the denominator.

	Three Months Ended September 30,
	2012		2011
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$24,322		19,265
Dividends - Class A shares	(1,237)		(1,235)
Dividends - Class B shares	(36)		(36)

Undistributed income	$23,049		17,994

Allocation of net income:
Dividends	$1,237	36	1,235	36
Allocation of undistributed income	22,397	652	17,485	509

Net income	$23,634	688	18,720	545

Denominator:
Basic earnings per share - weighted-average shares	3,435	200	3,435	200
Effect of dilutive stock options	—	—	1	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,435	200	3,436	200

Basic Earnings Per Share	$6.88	3.44	5.45	2.73

Diluted Earnings Per Share	$6.88	3.44	5.45	2.73

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30,
	2012		2011
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$67,309		51,265
Dividends - Class A shares	(1,237)		(1,235)
Dividends - Class B shares	(36)		(36)

Undistributed income	$66,036		49,994

Allocation of net income:
Dividends	$1,237	36	1,235	36
Allocation of undistributed income	64,168	1,868	48,580	1,414

Net income	$65,405	1,904	49,815	1,450

Denominator:
Basic earnings per share - weighted-average shares	3,435	200	3,433	200
Effect of dilutive stock options	—	—	4	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,435	200	3,437	200

Basic Earnings Per Share	$19.04	9.52	14.51	7.25

Diluted Earnings Per Share	$19.04	9.52	14.49	7.25

For the three and nine month per share calculations as of September 30, 2012, the exercise price of all outstanding stock options was above the market price of the Company's Class A common shares as of that date. Accordingly, there is no dilutive impact for stock options upon earnings per share during these periods.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)

Service cost	$44	—	131	—
Interest cost	232	258	696	776
Expected return on plan assets	(268)	(259)	(803)	(777)
Amortization of prior service cost	1	1	3	3
Amortization of net loss	196	126	589	374

Net periodic benefit cost	$205	126	616	376

The Company's minimum required contribution for the 2012 plan year is slightly over $1.1 million of which it expects to contribute just under $0.5 million during 2012 with the remainder to be contributed in 2013. The Company's minimum required contribution was reduced during the third quarter of 2012 as a result of the Moving Ahead for Progress in the 21st Century Act (MAP-21) which was enacted. In addition, the Company has contributions for the 2011 plan year payable during 2012 of $0.4 million. As of September 30, 2012, the Company has contributed $0.7 million to the plan for the 2011 and 2012 plan years.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the components of net periodic benefit costs for the Chairman and President non-qualified defined benefit plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)

Service cost	$42	9	126	36
Interest cost	228	190	684	722
Amortization of prior service cost	14	92	44	350
Amortization of net loss	286	118	857	447

Net periodic benefit cost	$570	409	1,711	1,555

The Company expects to contribute $2.0 million to these plans in 2012.  As of September 30, 2012, the Company has contributed $1.3 million to the plans.

(B)	Defined Benefit Postretirement Healthcare Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following table summarizes the components of net periodic benefit costs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)

Interest cost	$32	38	97	113
Amortization of prior service cost	25	28	77	85
Amortization of net loss	11	—	31	—

Net periodic benefit cost	$68	66	205	198

The Company expects to contribute minimal amounts to the plan in 2012.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)	SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information for the quarters ended September 30, 2012 and 2011 is provided below.

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

September 30, 2012
Selected Condensed Consolidated Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$38,052	224,814	586,356	—	849,222
Total segment assets	450,649	1,111,039	8,302,668	239,259	10,103,615
Future policy benefits	380,752	821,178	7,265,670	—	8,467,600
Other policyholder liabilities	13,401	11,536	127,788	—	152,725

Three Months Ended
September 30, 2012
Condensed Consolidated Income Statements:
Premiums and contract revenues	$7,680	28,453	4,915	—	41,048
Net investment income	6,037	12,255	115,781	5,001	139,074
Other revenues	(46)	32	213	5,724	5,923

Total revenues	13,671	40,740	120,909	10,725	186,045

Life and other policy benefits	4,482	4,827	3,014	—	12,323
Amortization of deferred acquisition costs	437	2,083	25,883	—	28,403
Universal life and annuity contract interest	2,976	9,602	76,808	—	89,386
Other operating expenses	3,313	7,069	7,332	4,429	22,143
Federal income taxes (benefit)	865	6,271	3,215	2,328	12,679

Total expenses	12,073	29,852	116,252	6,757	164,934

Segment earnings (loss)	$1,598	10,888	4,657	3,968	21,111

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Nine Months Ended
September 30, 2012
Condensed Consolidated Income Statements:
Premiums and contract revenues	$22,499	83,999	16,389	—	122,887
Net investment income	15,846	34,967	302,045	13,955	366,813
Other revenues	6	378	14	17,046	17,444

Total revenues	38,351	119,344	318,448	31,001	507,144

Life and other policy benefits	7,750	14,622	17,486	—	39,858
Amortization of deferred acquisition costs	4,896	15,448	71,119	—	91,463
Universal life and annuity contract interest	11,419	30,845	174,669	—	216,933
Other operating expenses	10,659	19,605	19,104	15,245	64,613
Federal income taxes (benefit)	1,241	13,277	12,335	5,388	32,241

Total expenses	35,965	93,797	294,713	20,633	445,108

Segment earnings (loss)	$2,386	25,547	23,735	10,368	62,036

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

September 30, 2011
Selected Condensed Consolidated Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$40,676	229,656	596,216	—	866,548
Total segment assets	401,243	1,034,324	7,784,519	219,376	9,439,462
Future policy benefits	335,100	744,862	6,831,949	—	7,911,911
Other policyholder liabilities	13,883	17,567	116,934	—	148,384

Three Months Ended
September 30, 2011
Condensed Consolidated Income Statements:
Premiums and contract revenues	$8,345	25,375	5,515	—	39,235
Net investment income	1,655	3,253	33,940	5,690	44,538
Other revenues	3	(20)	152	5,508	5,643

Total revenues	10,003	28,608	39,607	11,198	89,416

Life and other policy benefits	2,151	4,737	5,475	—	12,363
Amortization of deferred acquisition costs	2,791	8,249	18,869	—	29,909
Universal life and annuity contract interest	2,848	766	(1,741)	—	1,873
Other operating expenses	2,426	4,353	7,059	5,110	18,948
Federal income taxes (benefit)	(66)	3,561	3,414	2,059	8,968

Total expenses	10,150	21,666	33,076	7,169	72,061

Segment earnings (loss)	$(147)	6,942	6,531	4,029	17,355

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Nine Months Ended
September 30, 2011
Condensed Consolidated Income Statements:
Premiums and contract revenues	$20,994	75,551	13,783	—	110,328
Net investment income	11,136	25,806	225,882	12,953	275,777
Other revenues	8	346	3,143	16,750	20,247

Total revenues	32,138	101,703	242,808	29,703	406,352

Life and other policy benefits	6,575	13,898	13,704	—	34,177
Amortization of deferred acquisition costs	8,445	24,374	63,427	—	96,246
Universal life and annuity contract interest	7,335	22,192	117,727	—	147,254
Other operating expenses	9,453	15,552	18,282	15,440	58,727
Federal income taxes (benefit)	108	8,417	9,722	4,674	22,921

Total expenses	31,916	84,433	222,862	20,114	359,325

Segment earnings (loss)	$222	17,270	19,946	9,589	47,027

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$41,048	39,235	122,887	110,328
Net investment income	139,074	44,538	366,813	275,777
Other revenues	5,923	5,643	17,444	20,247
Realized gains (losses) on investments	4,940	2,938	8,112	6,520

Total condensed consolidated premiums and other revenues	$190,985	92,354	515,256	412,872

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$12,679	8,968	32,241	22,921
Taxes on realized gains (losses) on investments	1,729	1,028	2,839	2,282

Total condensed consolidated Federal income taxes	$14,408	9,996	35,080	25,203

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Net Earnings:
Total segment earnings	$21,111	17,355	62,036	47,027
Realized gains (losses) on investments, net of taxes	3,211	1,910	5,273	4,238

Total condensed consolidated net earnings	$24,322	19,265	67,309	51,265

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30,
	2012	2011
	(In thousands)

Assets:
Total segment assets	$10,103,615	9,439,462
Other unallocated assets	62,479	62,680

Total condensed consolidated assets	$10,166,094	9,502,142

(7)	SHARE-BASED PAYMENTS

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

All of the employees of the Company and its subsidiaries are eligible to participate in the current 2008 Plan (as well as previously in the expired 1995 Plan). In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. The directors' grants vest 20% annually following one full year of service to the Company from the date of grant. The employees' grants vest 20% annually following three full years of service to the Company from the date of grant. All grants issued expire after ten years. No awards were issued during the first three quarters of 2012 or 2011.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the current fair value method to measure compensation cost. As of September 30, 2012 and 2011, the liability balance was $2.0 million and $1.7 million, respectively. A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2012	291,000	86,118	$187.83
Exercised	—	—	—
Forfeited	—	(3,050)	218.94
Expired	—	—	—
Stock options granted	—	—	—

Balance at September 30, 2012	291,000	83,068	$186.69

	Stock Appreciation Rights Outstanding
	Awards	Weighted- Average Exercise Price

Stock Appreciation Rights:
Balance at January 1, 2012	75,411	$126.64
Exercised	(2,700)	121.28
Forfeited	(2,250)	149.57
Granted	—	—

Balance at September 30, 2012	70,461	$126.11

Stock options and stock appreciation rights (SARs) shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants prior to their termination from the Company. Forfeited stock options during the nine months ended September 30, 2012 were each awarded under the 1995 Plan. As the 1995 Plan terminated during calendar year 2010, the forfeited shares are not shown as being added back to the "Shares Available For Grant" balance.

The total intrinsic value of options exercised was $66,000 and $557,000 for the nine months ended September 30, 2012 and 2011, respectively. The total share-based liabilities paid were $66,000 and $179,000 for the nine months ended September 30, 2012 and 2011, respectively. The total fair value of shares vested during the nine months ended September 30, 2012 and 2011 was $0.4 million and $0.6 million, respectively. For the quarters ended September 30, 2012 and 2011, the total cash received from the exercise of options under the Plans was $0 and $0, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about stock options and SARs outstanding at September 30, 2012.

	Options/SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Options Exercisable

Exercise prices:
$150.00	50,050	1.6 years	50,050
255.13	24,018	5.6 years	9,608
208.05	9,000	5.7 years	7,200
251.49	1,000	5.9 years	400
236.00	250	5.9 years	100
114.64	33,443	6.4 years	10,129
132.56	35,768	9.2 years	—
Totals	153,529		77,487

Aggregate intrinsic value (in thousands)	$1,339		$290

The aggregate intrinsic value in the table above is based on the closing stock price of $143.25 per share on September 30, 2012.

In estimating the fair value of the options outstanding at September 30, 2012 and December 31, 2011, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	September 30, 2012	December 31, 2011

Expected term of options	2 to 9 years	2 to 10 years
Expected volatility:
Range	21.99% to 35.57%	25.39% to 37.73%
Weighted-average	27.54%	30.87%
Expected dividend yield	0.25%	0.26%
Risk-free rate:
Range	0.37% to 1.55%	0.73% to 2.03%
Weighted-average	0.88%	1.16%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option’s expected exercise date.

The pre-tax compensation cost (benefit) recognized in the financial statements related to the two plans defined above was $0.4 and $(2.2) million for the nine months ended September 30, 2012 and 2011, respectively. The related tax expense (benefit) recognized was $0.1 million and $(0.8) million for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, the total compensation cost related to nonvested options not yet recognized was $1.6 million.  This amount is expected to be recognized over a weighted-average period of 3.5 years.  The Company recognizes compensation cost over the graded vesting periods.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(8)	COMMITMENTS AND CONTINGENCIES

(A)	Legal Proceedings

In the normal course of business, the Company is involved or may become involved in various legal actions in which claims for alleged economic and punitive damages have been or may be asserted, some for substantial amounts. In recent years, carriers offering life insurance and annuity products have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices, and similar claims. As discussed below, the Company has been a defendant over the past several years in such a class action lawsuit. Given the uncertainty involved in these types of actions, the ability to make a reliable evaluation of the likelihood of an unfavorable outcome or an estimate of the amount of or range of potential loss is endemic to the particular circumstances and evolving developments of each individual matter on its own merits.

The Company is currently a defendant in a class action lawsuit pending as of June 12, 2006, in the U.S. District Court for the Southern District of California. The case is titled In Re National Western Life Insurance Deferred Annuities Litigation. The complaint asserts claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust. On July 12, 2010, the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty. A trial date is not presently set. The Company believes that it has meritorious defenses in this cause and intends to vigorously defend itself against the asserted claims. In addition, given the speculative and vague damage theories presented by the plaintiffs in the matter, the inability to ascertain any financial harm to the class of policyholders, and the current status of the case before the Court, the Company is unable to reasonably estimate a possible range of loss for disclosure in the accompanying financial statements. Therefore, no amounts have been provided in the financial statements of the Company as of September 30, 2012 for this matter.

In addition to the class action lawsuit described above, the Company is the named defendant in the case of Sheila Newman vs. National Western Life Insurance Company, which alleged mishandling of policyholder funds by an agent.  On February 3, 2010, the 415th Judicial District Court of Parker County in Weatherford, Texas, entered a Final Judgment against the Company of approximately $208,000 including actual damages of $113,000 and amounts for attorney's fees, and prejudgment interest on the actual damages.  In addition, the Final Judgment included $150 million for exemplary damages. The Court of Appeals on August 11, 2011, reversed the trial court judgment in its entirety and rendered a take nothing verdict in favor of National Western Life Insurance Company. Plaintiffs (Appellees) filed a motion for a rehearing which the Court ruled on October 13, 2011 that the trial court's judgment was still reversed and judgment was still entered that Newman take nothing, all in favor of National Western Life Insurance Company. The Plaintiffs (Appellees) filed a Motion for Reconsideration En Banc which the Court of Appeals denied on October 27, 2011. The Plaintiffs (Appellees) then filed a Motion for Rehearing of the Court's amended decision, which the Court of Appeals denied on December 22, 2011. On March 21, 2012, Plaintiffs (Appellees) filed a Petition for Review with the Texas Supreme Court and the Company filed its response on April 20, 2012. The Supreme Court has requested the Parties to file Briefs on the merits. Plaintiffs (Appellees) filed their Brief on October 31, 2012. The Company is currently working on its response.

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

The Company had $5.7 million of commitments to extend credit relating to mortgage loans at September 30, 2012. The Company evaluates each customer's creditworthiness on a case-by-case basis.

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$1,847	3,211	6,054	6,348
Realized losses on disposal	—	—	—	—
Held to maturity debt securities:
Realized gains on disposal	1,102	269	1,262	747
Realized losses on disposal	(267)	(520)	(680)	(520)
Equity securities realized gains (losses)	113	—	109	56
Real estate gains (losses)	2,644	—	2,485	(50)
Mortgage loans write-downs	—	—	—	(39)
Other	12	—	12	—

Totals	$5,451	2,960	9,242	6,542

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the specific identification method in computing realized gains and losses. Approximately 77% of the gains on bonds are due to calls of securities rather than sales. This includes calls out of the Company's available for sale portfolio of debt securities. Real estate gains of $2.6 million in the third quarter of 2012 pertain to the sale of a New Orleans property previously impaired as a result of Hurricane Katrina.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Total other-than-temporary impairment gains (losses) on debt securities	$1,267	(1,727)	858	(1,727)
Portion of loss (gain) recognized in comprehensive income	(1,761)	1,719	(1,918)	1,719

Net impairment losses (gains) on debt securities recognized in earnings	(494)	(8)	(1,060)	(8)
Equity securities impairments	(17)	(14)	(70)	(14)

Totals	$(511)	(22)	(1,130)	(22)

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Twelve Months Ended December 31, 2011
		(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$1,688	1,122	997
Additions for credit losses not previously recognized in other-than-temporary impairments	494	1,060	125

Ending balance, cumulative credit losses related to other-than-temporary impairment	$2,182	2,182	1,122

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)	Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at September 30, 2012.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$48,120	3,029	—	51,149
U.S. Treasury	1,906	680	—	2,586
States and political subdivisions	390,745	42,014	(112)	432,647
Foreign governments	9,985	729	—	10,714
Public utilities	743,038	88,341	(212)	831,167
Corporate	2,710,117	280,836	(4,081)	2,986,872
Mortgage-backed	1,911,975	149,410	—	2,061,385
Home equity	21,953	4,119	(590)	25,482
Manufactured housing	12,077	783	(3)	12,857

Totals	$5,849,916	569,941	(4,998)	6,414,859

The table below presents amortized costs and fair values of securities available for sale at September 30, 2012.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$599	11	—	610
Foreign governments	15,136	965	—	16,101
Public utilities	258,889	27,574	—	286,463
Corporate	2,135,990	224,001	(2,644)	2,357,347
Mortgage-backed	122,348	10,320	(251)	132,417
Home equity	12,293	—	(1,821)	10,472
Manufactured housing	5,410	242	—	5,652
	2,550,665	263,113	(4,716)	2,809,062

Equity public	9,560	2,818	(73)	12,305

Totals	$2,560,225	265,931	(4,789)	2,821,367

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2012.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	7,791	(113)	—	—	7,791	(113)
Foreign governments	—	—	—	—	—	—
Public utilities	15,973	(11)	13,702	(201)	29,675	(212)
Corporate	136,726	(521)	41,603	(3,559)	178,329	(4,080)
Mortgage-backed	—	—	—	—	—	—
Home equity	1,047	(128)	12,410	(462)	13,457	(590)
Manufactured housing	825	(3)	—	—	825	(3)

Total temporarily impaired securities	$162,362	(776)	67,715	(4,222)	230,077	(4,998)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2012.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	—	—	—	—	—	—
Foreign governments	—	—	—	—	—	—
Public utilities	—	—	—	—	—	—
Corporate	34,346	(1,625)	30,940	(1,019)	65,286	(2,644)
Mortgage-backed	7,872	(251)	—	—	7,872	(251)
Home equity	4,563	(358)	5,909	(1,463)	10,472	(1,821)
Manufactured housing	—	—	—	—	—	—
	46,781	(2,234)	36,849	(2,482)	83,630	(4,716)

Equity public	2,635	(22)	340	(51)	2,975	(73)

Total temporarily impaired securities	$49,416	(2,256)	37,189	(2,533)	86,605	(4,789)

Liquidity in the bond market improved in 2012 and 2011 as economic and market conditions stabilized. Although the unrealized losses declined substantially in 2011 and continued to decline through the first three quarters of 2012, there continues to be uncertainty in the bond markets regarding the economic recovery and some unrealized losses remain in the Company's portfolio. The Company does not consider these investments to be other-than-temporarily impaired as the Company does not intend to sell these securities nor does it think it will be forced to sell until recovery in fair value or maturity, and expects to receive all amounts due relative to principal and interest.

The Company does not consider securities to be other-than-temporarily impaired when the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality and when recovery of all amounts due under the contractual terms of the security is anticipated. Based on the review and the Company's ability and intent not to sell these securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

During the third quarter of 2012, the Company recorded an other-than-temporary impairment on five asset-backed securities. The securities had $0.5 million of credit impairment which is reported in the Condensed Consolidated Statements of Earnings and $1.2 million of liquidity gains which did not affect current earnings. The Company intends to hold the securities until recovery of fair market value or maturity.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt securities. The gross unrealized losses for debt securities are made up of 49 individual issues, or 4.0% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 97.0%. Of the 49 securities, 15, or approximately 30.6%, fall in the 12 months or greater aging category; and 38 were rated investment grade at September 30, 2012. Additional information on debt securities by investment category is summarized below.

U.S. Government agencies. No securities had an unrealized loss.

U.S. Treasury. No securities had an unrealized loss.

State and political subdivisions. The unrealized losses on these investments are the result of holdings in 5 securities. Of these securities, all are rated A- or above except 1 security which is rated BB. Based on these facts and the Company's intent to hold to maturity, no other-than-temporary loss was recognized as of September 30, 2012.

Foreign governments. No securities had an unrealized loss.

Public utilities. Of the 5 securities, all are rated BB+ or above. At this time, the Company does not consider any of these unrealized losses as other-than-temporary.

Corporate bonds. Corporate securities with unrealized losses are reviewed based on monitoring procedures described previously. The review includes the amount of the unrealized loss, the length of time that the issue has been in an unrealized loss position, credit ratings, analyst reports, and recent issuer financial information. A total of 27 securities had unrealized losses; 5 issues were rated below investment grade. More extensive analysis was performed on these 5 issues. Based on the analysis performed, none of these securities are considered other-than-temporarily impaired at September 30, 2012.

Mortgage-backed securities. 2 securities had unrealized losses. Both are rated CCC and were impaired based on cash flow analysis. The Company generally purchases these investments at a discount relative to their face amount and it is expected that the securities will not be settled at a price less than the stated par.

Home equity. Of the 8 securities, 5 are rated AAA, 2 are rated AA, and 1 is rated CC. The Company performs quarterly cash flow analysis on asset-backed securities. Based on cash flow analysis, other-than-temporary impairment losses were recognized on 2 of the securities as of September 30, 2012 .

Manufactured housing. Two securities had negligible unrealized losses. The securities are rated A and above and are not considered to be other-than-temporarily impaired.

Equity securities. The gross unrealized losses for equity securities are made up of 13 individual issues. These holdings are reviewed for impairment quarterly. As of September 30, 2012, 3 equity securities were other-than-temporarily impaired.

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

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	—	—	2,257	(170)	2,257	(170)
Foreign governments	—	—	—	—	—	—
Public utilities	19,314	(907)	—	—	19,314	(907)
Corporate	100,584	(4,009)	20,944	(1,830)	121,528	(5,839)
Mortgage-backed	3,950	(189)	—	—	3,950	(189)
Home equity	—	—	5,351	(2,054)	5,351	(2,054)
Manufactured housing	—	—	—	—	—	—
	123,848	(5,105)	28,552	(4,054)	152,400	(9,159)

Equity public	722	(84)	299	(61)	1,021	(145)

Total temporarily impaired securities	$124,570	(5,189)	28,851	(4,115)	153,421	(9,304)

(C)	Transfer of Securities

During the nine months ended September 30, 2012 and 2011, the Company made no transfers to the held to maturity category from securities available for sale. Lower holdings of securities available for sale reduces the Company's exposure to market price volatility while still providing securities available for liquidity and asset/liability management purposes.

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

The following table represents the loan-to-value ratio using the most recent appraised value.

	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	58,307	42.9%	68,048	43.2%
50% to 60%	17,719	13.1%	32,091	20.4%
60% to 70%	27,685	20.4%	25,692	16.3%
70% to 80%	8,659	6.4%	5,505	3.5%
80% to 90%	—	—%	—	—%
Greater than 90%	23,406	17.2%	26,124	16.6%

Totals	135,776	100.0%	157,460	100.0%

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the mortgage loan allowance for the nine months ended September 30, 2012 and the year ended December 31, 2011:

	September 30, 2012	December 31, 2011
	(In thousands)

Balance, beginning of period	$4,571	3,962
Provision	—	609
Releases	(4,571)	—

Balance, end of period	$—	4,571

The mortgage loan allowance released in the second quarter of 2012 pertained to a property forced into bankruptcy which the Company subsequently acquired in a bankruptcy auction. The mortgage loan was closed and the property reclassified as a real estate investment included in other long-term investments on the Company's balance sheet. The property was subsequently sold in the third quarter of 2012 for a net gain of $2.7 million.

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

Level 2: Fair value is based upon significant inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable for substantially the full term of the asset or liability through corroboration with observable market data as of the reporting date. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, model-derived valuations whose inputs are observable or whose significant value drivers are observable and other observable inputs. The Company's Level 2 assets include fixed maturity debt securities (corporate and private bonds, government and agency securities, asset-backed and mortgage-backed securities), preferred stock, certain equity securities, and over-the-counter derivative contracts. The Company's Level 2 liabilities consist of certain product-related embedded derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or determined through use of valuation methodologies using observable market inputs.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	September 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,809,062	—	2,809,062	—
Equity securities, available for sale	12,305	12,184	121	—
Derivatives, index options	87,833	—	87,833	—

Total assets	$2,909,200	12,184	2,897,016	—

Policyholder account balances (a)	$98,396	—	98,396	—
Other liabilities (b)	2,003	—	—	2,003

Total liabilities	$100,399	—	98,396	2,003

During the nine months ended September 30, 2012, the Company transferred out of Level 3, equity securities available for sale, its investment in an affiliated company, Moody Bancshares. The security is held at its equity value and was transferred to other long-term investments. The Company did not make any other transfers of assets into or out of levels 1, 2 or 3 during the period reported.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	September 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,809,062	—	2,809,062	—
Priced internally	—	—	—	—
Subtotal	2,809,062	—	2,809,062	—

Equity securities, available for sale:
Priced by third-party vendors	12,305	12,184	121	—
Priced internally	—	—	—	—
Subtotal	12,305	12,184	121	—

Derivatives, index options:
Priced by third-party vendors	87,833	—	87,833	—
Priced internally	—	—	—	—
Subtotal	87,833	—	87,833	—

Total	$2,909,200	12,184	2,897,016	—

Percent of total	100.0%	0.4%	99.6%	—%

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

	For the Three Months Ended September 30, 2012
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, July 1, 2012	$—	—	—	2,217
Total realized and unrealized gains (losses):
Included in net income	—	—	—	(166)
Included in other comprehensive income	—	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—	(48)
Transfers into (out of) Level 3	—	—	—	—

Balance at end of period	$—	—	—	2,003

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	(68)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months Ended September 30, 2011
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, July 1, 2011	$17,157	8,119	25,276	3,090
Total realized and unrealized gains (losses):
Included in net income	—	—	—	(1,375)
Included in other comprehensive income	(1,802)	—	(1,802)	—
Purchases, sales, issuances and settlements, net	30	—	30	—
Transfers into (out of) Level 3	—	—	—	—

Balance at end of period	$15,385	8,119	23,504	1,715

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	(1,375)

	For the Nine Months Ended September 30, 2012
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2012	$—	8,118	8,118	1,647
Total realized and unrealized gains (losses):
Included in net income	—	—	—	422
Included in other comprehensive income	—	897	897	—
Purchases, sales, issuances and settlements, net	—	—	—	(66)
Transfers into (out of) Level 3	—	(9,015)	(9,015)	—

Balance at end of period	$—	—	—	2,003

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	583

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	September 30, 2012		December 31, 2011
	Carrying Values	Fair Values	Carrying Values	Fair Values
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$5,849,916	6,414,860	5,641,909	6,082,330
Securities available for sale	2,821,367	2,821,367	2,624,953	2,624,953

Cash and short-term investments	127,945	127,945	119,290	119,290
Mortgage loans	135,776	141,013	157,460	158,958
Policy loans	74,138	74,138	74,967	74,967
Other loans	14,691	14,903	16,287	16,780
Derivatives, index options	87,833	87,833	30,844	30,844
Life interest in Libbie Shearn Moody Trust	83	12,775	330	12,775

LIABILITIES
Deferred annuity contracts	$6,840,702	6,466,991	6,606,886	6,273,379
Immediate annuity and supplemental contracts	503,147	548,490	506,982	521,122

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

The tables below present the fair value of derivative instruments as of September 30, 2012 and December 31, 2011, respectively.

	September 30, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$87,833

Fixed-indexed products			Universal Life and Annuity Contracts	$98,396

Total		$87,833		$98,396

	December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$30,844

Fixed-indexed products			Universal Life and Annuity Contracts	$47,129

Total		$30,844		$47,129

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended September 30, 2012 and 2011.

		September 30, 2012	September 30, 2011
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		(In thousands)

Equity index options	Net investment income	$32,369	(61,524)

Fixed-index products	Universal life and annuity contract interest	(32,988)	65,751

		$(619)	4,227

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2012 and 2011.

		September 30, 2012	September 30, 2011
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		(In thousands)

Equity index options	Net investment income	$42,328	(38,774)

Fixed-index products	Universal life and annuity contract interest	(48,050)	41,971

		$(5,722)	3,197

(12)	SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 8, 2012, which is the date that the financial statements have been issued, and no reportable items were identified.

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. Internal controls over financial reporting change as the Company modifies or enhances its systems and processes to meet business needs. Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the nine months ended September 30, 2012 follows. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and related notes beginning on page 3 of this report and with the 2011 Annual Report filed on Form 10-K with the SEC.

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

Insurance Operations - Domestic

The Company is currently licensed to do business in all states and the District of Columbia except for New York. Products marketed are annuities, universal life insurance, fixed-indexed universal life, and traditional life insurance, which include both term and whole life products. The Company's domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At September 30, 2012, the Company maintained approximately 141,000 annuity contracts in force.

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

Insurance Operations - International

The Company's international clientele consists mainly of foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim based upon applications received in the Company's home office in Austin, Texas. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At September 30, 2012, the Company had approximately 73,110 international life insurance policies in force representing approximately $18.9 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 3,520 independent international consultants and brokers currently contracted, 31% of which have submitted policy applications to the Company in the past twelve months.

There are some inherent risks of accepting international applications which are not present within the domestic market that are reduced substantially by the Company in several ways. As previously described, the Company accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources. This targeted customer base coupled with the Company's conservative underwriting practices have historically resulted in claims experience, due to natural causes, similar to that in the United States. The Company minimizes exposure to foreign currency risks by requiring payment of premiums, claims and other benefits almost entirely in United States dollars. The Company's fifty years of experience with the international products and its longstanding independent consultant and broker-agent relationships further serve to minimize risks.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

International:
Universal life	$1,502	2,198	4,679	5,568
Traditional life	876	827	2,404	2,447
Equity-indexed life	3,464	5,030	10,442	14,131

	5,842	8,055	17,525	22,146
Domestic:
Universal life	73	163	147	214
Traditional life	72	13	96	33
Equity-indexed life	2,898	1,535	6,732	3,264

	3,043	1,711	6,975	3,511

Totals	$8,885	9,766	24,500	25,657

Life insurance sales as measured by annualized first year premiums declined 9% in the third quarter of 2012 as compared to the third quarter of 2011. By market segment, the domestic life insurance line of business posted a 78% increase over the comparable results during the third quarter of 2011 while international life sales decreased 27.5% during the same time frame. For the nine months ended September 30th, total life insurance sales declined 4.5% as international life sales decreased by 21% during this period while domestic life insurance sales increased 99%.

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

As reported in the Company's Form 10-Q filing for the quarter ended September 30, 2011, Brazilian insurance regulators publicly stated their intention to curtail the sales activity of certain foreign multinational insurers, including National Western, and attempt to levy fines. This public announcement has served to decrease the number of new applications for insurance from residents of Brazil since that time. Excluding sales to residents of Brazil, international life sales increased 5% in the nine months ended September 30, 2012 compared to the comparable period in 2011.

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

	Nine Months Ended September 30,
	2012	2011

Percentage of International Sales:
Latin America	87.9%	87.9%
Pacific Rim	10.7	10.8
Eastern Europe	1.4	1.3

Totals	100.0%	100.0%

Year-to-date, the Company has accepted new business from residents outside of the United States in over thirty different countries with Brazil (21%), Venezuela (21%), and Taiwan (10%) comprising the largest contributions. Sales to residents in Venezuela increased 44% in the first nine months of 2012 compared to the same period in 2011.

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

More recently the Company has developed hybrids of its EIUL and SPUL products, combining features, and discontinued the marketing of smaller premium and volume life insurance policies. The Company's product development emphasis in creating SPUL, EIUL, and single or limited pay EIUL products has been positioned to take advantage of the changing demographic in the marketplace as the “Baby Boomer” generation began reaching 65 years of age in 2011. These products are designed to facilitate the wealth transfer of accumulated savings of this segment of the population via systematic funding mechanisms such as single premium immediate annuities. These life products have been valuable offerings for the Company's distributors as evidenced by the 99% increase in domestic life sales in the first nine months of 2012 versus 2011.

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

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2006	315,800	254,700
Year ended December 31, 2007	416,800	251,000
Year ended December 31, 2008	455,200	272,000
Year ended December 31, 2009	201,400	315,300
Year ended December 31, 2010	164,800	338,600
Year ended December 31, 2011	178,500	363,600
Nine months ended September 30, 2012	234,700	372,000

After several challenging years of life insurance sales in the wake of the global financial crisis, life insurers are looking for new ways to rebuild premium levels. The Company's focus is directed toward its competitive advantages in international markets and wealth transfer strategies for domestic life sales. Critical to these strategies is the Company's portfolio of fixed-index (equity indexed) life insurance products. Fixed-index life products accounted for 70% of total life sales in the first nine months of 2012, a slight increase from 68% for the same period in 2011.

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of
	September 30,
	2012	2011
	($ in thousands)

Universal life:
Number of policies	58,140	61,200
Face amounts	$7,406,390	7,495,130

Traditional life:
Number of policies	41,860	43,890
Face amounts	$3,102,580	2,852,560

Fixed-indexed life:
Number of policies	33,740	32,180
Face amounts	$8,379,160	7,873,690

Rider face amounts	$2,403,570	2,291,630

Total life insurance:
Number of policies	133,740	137,270
Face amounts	$21,291,700	20,513,010

The Company's domestic in force business includes final expense policies and other smaller face amount traditional life policies written over the past several decades. As the Company's domestic product portfolio has changed to higher face amount universal life and fixed-indexed life policies, a decline in the number of traditional life policies in force has been steadily occurring.

At September 30, 2012, the Company’s face amount of life insurance in force was comprised of $18.9 billion from the international line of business and $2.4 billion from the domestic line of business. At December 31, 2011, these amounts were $18.6 billion and $2.3 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Fixed-indexed annuities	$166,318	238,473	484,715	703,374
Other deferred annuities	49,746	120,863	117,081	324,423
Immediate annuities	10,136	10,427	33,976	27,127

Totals	$226,200	369,763	635,772	1,054,924

Annuity sales in the third quarter of 2012 were 39% lower than in the third quarter of 2011. Likewise, annuity sales for the first nine months of 2012 were 40% lower than the comparable period in 2011. Although both periods are lower than the pace of 2011, annuity sales thus far in 2012 are in line with the Company's sales goals for the 2012 calendar year.

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

The Company's mix of annuity sales tends to shift with interest rate levels and the relative performance of the equity market. Over the past several years, sales of fixed-indexed products have accounted for 55% to 75% of all annuity sales. During the first nine months of 2012 this percentage reached 76% reflecting the bull market run in equities since bottoming out in the first quarter of 2009 and the low level of fixed interest rates. For all fixed-indexed products, the Company purchases over the counter options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-indexed products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	September 30,
	2012	2011
	($ in thousands)

Fixed-indexed annuities
Number of policies	58,730	53,100
GAAP annuity reserves	$4,098,748	3,626,488

Other deferred annuities
Number of policies	64,470	67,670
GAAP annuity reserves	$2,725,878	2,744,797

Immediate annuities
Number of policies	17,840	17,260
GAAP annuity reserves	$422,103	430,716

Total annuities
Number of policies	141,040	138,030
GAAP annuity reserves	$7,246,729	6,802,001

Impact of Recent Business Environment

Economic data has shown mixed signs of improvement and backsliding over the past several quarters generating uncertainty about the direction of the economy at least in the near term. Recently, corporate earnings have displayed a degree of softness versus previous quarters, and there are various pockets of anecdotal evidence of a global slowdown that suggest tougher times ahead. It remains uncertain whether the financial stresses of various countries in the European community will be contained or disrupt the economic expansion in core Europe. Weaker growth figures from China seem to indicate a slowing down by one of the major underlying global economic machines. Concerns about the oncoming "fiscal cliff" in the U.S. appear to be restraining business owners from making investment commitments needed to fund future growth. The recent elections create an additional unknown regarding the ability to quickly address fiscal imbalances at the same time that the Federal Reserve's resolve to extend "QE" programs provide questionable stimulus for accelerating the grinding pace of economic activity. All of the above have served to decrease interest rate levels to historic lows.

With so much uncertainty regarding the future, it is difficult to confidently predict the direction that the U.S. and global economies are headed. While U.S. economic activity seems to be barely holding its own, global economies appear to be contracting or moving to slower levels of activity. Strong economic expansion generally benefits the Company's business. Alternatively, a tepid economic pace consisting of higher unemployment, lower personal income, muted consumer spending and lackluster corporate earnings and business investment could adversely impact the demand for the Company's products. Household financial income compression may also cause us to experience a higher incidence of claims, lapses or surrenders of policies. It is not possible to predict with certainty whether or when such activity may occur or what impact, if any, such actions could have on the Company's business, results of operations, cash flows or financial condition.

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

The fixed income markets, our primary investment source, have experienced an improvement in fundamental credit quality. Credit downgrades of fixed income instruments by rating agencies were fairly prevalent during 2008 and 2009. However, credit default rates have since declined. The Company experienced minimal impairment and degradation of quality in its fixed income holdings during the financial crisis and subsequent recovery. There is no certainty that future events may produce the same success in this regard.

The unprecedented low U. S. Treasury yields combined with tightening credit spreads (difference between bond yields and risk-free interest rates) on fixed maturity securities has produced new challenges in managing Company profitability given the resulting “compression” on interest spreads (difference between the yield on investments and the amounts required to credit on associated policy values). Industry analysts and observers generally agree that a sudden jump in interest rate levels would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. The federal government's burgeoning deficit and initial “quantitative easing” initiatives (QE) served to put upward pressure on longer term interest rates. The second round of initiatives announced by the Federal Reserve, referred to as "Operation Twist", targeted longer term yields in the hopes that lowering this end of the yield curve may prompt economic expansion particularly in the moribund housing sector. The third QE announcement by the Federal Reserve targeting the purchase of $40 billion of mortgage-backed securities per month is further intended to keep interest rates low through pumping additional liquidity into the financial system. Consequently, although it appears that the economy may be in a prolonged period of low interest rates, it is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company's business, results of operations, cash flows or financial condition.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Universal life and annuity contract charges	$36,924	34,550	109,776	97,014
Traditional life and annuity premiums	4,124	4,685	13,111	13,314
Net investment income (excluding derivatives)	106,705	106,062	324,485	314,551
Other revenues	5,923	5,643	17,444	20,247

Operating revenues	153,676	150,940	464,816	445,126
Derivative gain (loss)	32,369	(61,524)	42,328	(38,774)
Net realized investment gains (losses)	4,940	2,938	8,112	6,520

Total revenues	$190,985	92,354	515,256	412,872

Universal life and annuity contract charges - Revenues for universal life and annuity contracts increased for the nine months in 2012 compared to 2011 primarily due to (1) higher cost of insurance and administrative charge revenues associated with a larger block of annuity business and life insurance volume in force and (2) greater surrender charges collected on terminated policies. For the nine months ended September 30, 2012, revenues before reinsurance premiums ceded increased 10.1% compared to the comparable period in 2011. Effective April 1, 2011, the Company increased its retention on life insurance coverage from $300,000 on any one life to $500,000 which lowered the amount of reinsurance premium ceded.

Revenues for these products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance charges, as shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$31,990	29,628	93,245	86,369
Surrender charges	9,356	9,043	28,861	23,914
Other charges	(131)	258	65	635
Gross contract revenues	41,215	38,929	122,171	110,918

Reinsurance premiums	(4,291)	(4,379)	(12,395)	(13,904)

Net contract revenues	$36,924	34,550	109,776	97,014

Traditional life and annuity premiums - Traditional life and annuity premiums were down slightly in the first nine months of 2012 compared to the same period in 2011. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The Company's life insurance sales focus has been primarily centered around universal life products. Universal life products, especially the Company's equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index such as the S&P 500 Index®, have been more popular product offerings in the Company's markets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Gross investment income:
Debt securities	$102,137	100,920	306,544	298,038
Mortgage loans	2,571	3,163	9,255	8,822
Policy loans	1,232	1,271	3,839	3,916
Short-term investments	258	68	762	128
Other invested assets	737	1,010	4,892	4,399

Total investment income	106,935	106,432	325,292	315,303
Less: investment expenses	230	370	807	752

Net investment income (excluding derivatives)	106,705	106,062	324,485	314,551
Derivative gain (loss)	32,369	(61,524)	42,328	(38,774)

Net investment income	$139,074	44,538	366,813	275,777

For the nine months ended September 30, 2012, investment grade debt securities generated approximately 94.2% of total investment income, excluding derivative gain (loss). The growth in investment income from debt securities in the third quarter of 2012 versus 2011 reflects the increase in the size of the portfolio fueled by investable cash inflows from annuity sales. Mortgage loan investment income for the nine months ended September 30, 2012 increased over the comparable period in 2011 reflecting additional payoff amounts received on loans closed in 2012. The increase in short-term investment income during 2012 is indicative of an increased use of short-term commercial paper as a temporary investment strategy while the Company endeavors to invest its sizable cash flow in longer term debt securities.

In order to assess underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income performance is summarized as follows:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)

Excluding derivatives:
Net investment income	$324,485	314,550
Average invested assets, at amortized cost	$8,697,100	7,994,444
Annual yield on average invested assets	4.97%	5.25%

Including derivatives:
Net investment income	$366,813	275,777
Average invested assets, at amortized cost	$8,735,274	8,089,081
Annual yield on average invested assets	5.60%	4.55%

The lower yield on average invested assets, excluding derivatives, through the third quarter of 2012 compared to 2011 is due to the progressively lower yields obtained on new fixed maturity debt securities investments. During 2011, the average yield on bond purchases to fund insurance operations was 4.18% representing a 1.43% spread over treasury rates. Insurance operation bond purchases through the third quarter of 2012 had an average yield of 3.47% with spreads expanding to 1.65% over treasury rates. The Company's general investment strategy is to purchase securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. The ten year year treasury bond rate reached as low as 1.40% during the third quarter of 2012.

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $17.0 million and $16.8 million for the nine months ended September 30, 2012 and 2011, respectively. Other revenues in the first nine months of 2011 also includes a $4.0 million gross settlement amount, netted for legal expenses incurred, from a lawsuit in which the Company was the plaintiff.

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

Gains and losses from index options are due to equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to index level at the time of the option purchase causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-indexed products also fluctuates in a similar manner and direction. For the quarter ended September 30, 2012 , the reference indices increased and the Company recorded an overall gain from index options with a corresponding increase in contract interest expense during this period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Derivatives:
Unrealized gain (loss)	$26,800	(84,610)	65,097	(71,519)
Realized gain (loss)	5,569	23,086	(22,769)	32,745

Total gain (loss) included in net investment income	$32,369	(61,524)	42,328	(38,774)

Total contract interest	$89,386	1,873	216,933	147,254

The economic impact of the option performance in the Company's financial statements is not generally determined solely by the option gain or loss included in net investment income as a corresponding amount is recorded in the contract interest expense line. Rather, the Company's financial result for these options is dependent upon the purchase cost of the option remaining within the financial budget for purchasing options embedded in the product pricing. Option prices vary with interest rates, volatility, and dividend yields among other things. As option prices vary, the Company manages for the variability by making offsetting adjustments to product caps, participation rates, and management fees. For the periods shown, the Company's option costs have been within the product pricing budgets.

Net realized investment gains (losses) - Realized gains on investments in the third quarter of 2012 primarily resulted from bond calls and sales. The net gains reported for the nine months ended September 30, 2012 consisted of gross gains of $9.9 million offset by gross losses of $1.8 million, which include other-than-temporary impairment losses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Impairment or valuation write-downs:
Bonds	$494	8	1,060	8
Equities	17	14	70	14
Mortgage loans	—	—	—	39
Real estate	—	—		50

Total	$511	22	1,130	111

Bond impairments during the quarter and nine months ended September 30, 2012 pertained to asset-backed securities whose cash flows and fair values did not support the amortized cost basis at which the instrument was recorded in the financial records. Equity impairments represent a mark-to-market write-down on securities in which the market discount to book value was significant and had been maintained for several reporting periods. Equity securities represent 0.1% of invested assets and individual holdings have an average cost basis of approximately $50,000.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Life and other policy benefits	$12,323	12,363	39,858	34,177
Amortization of deferred policy acquisition costs	28,403	29,909	91,463	96,246
Universal life and annuity contract interest	89,386	1,873	216,933	147,254
Other operating expenses	22,143	18,948	64,613	58,727

Totals	$152,255	63,093	412,867	336,404

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, decreased to $6.6 million during the third quarter of 2012 compared to $8.0 million for the quarter ended September 30, 2011. For the nine months ending September 30, death claims were $23.6 million and $23.2 million for 2012 and 2011, respectively. Although not utilized previously, the Company has initiated a project to identify unreported death claims by researching the Social Security Administration master data base for deceased individuals which matches with insureds under in force policies. While the results thus far have not been substantial, the claim activity for 2012 includes incremental amounts associated with this project. Death claim amounts are generally subject to variation from period to period and the Company's mortality experience has been consistent with or better than its product pricing assumptions.

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

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense for the three and nine months ended September 30, 2012 and 2011.

Increase (Decrease) in DPAC Balance	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Unlocking	$—	—	—	—
True-up	2,925	(608)	2,427	(8,636)

Totals	$2,925	(608)	2,427	(8,636)

True-up adjustments were recorded in 2012 and 2011 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year's experience. This resulted in a $2.9 million decrease in amortization expense for the three months ended September 30, 2012, and a $2.4 million decrease for the nine months ended September 30, 2012. The true-up adjustments for the life lines of business have been positive (decrease to amortization expense) by $13.6 million in the first nine months of 2012 whereas the true-up adjustments for the annuity line of business during the same periods were negative by $11.2 million incrementally adding to amortization expense. For the nine months ended September 30, 2011, true-up adjustments for the annuity line of business increased amortization expense by $5.6 million of the total $8.6 million shown in the table above.

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

The Company's approximated average credited rates, excluding and including fixed-indexed (derivative) products, were as follows:

	September 30,		September 30,
	2012	2011	2012	2011
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	2.92%	3.11%	3.21%	2.58%
Interest sensitive life	4.07%	4.15%	5.89%	3.75%

Contract interest including fixed-index products also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market performance of these derivative features resulted in net realized and unrealized gains (losses) of $32.4 million and $(61.5) million for the quarter ended September 30, 2012 and 2011, respectively.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and compensation costs. These expenses for the three and nine months ended September 30, 2012 and 2011 are summarized in the table that follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

General insurance expenses	$6,087	5,122	18,914	17,593
Nursing home expenses	5,429	5,124	16,245	15,467
Compensation expenses	5,466	4,407	16,923	14,223
Commission expenses	3,713	2,879	8,674	7,834
Taxes, licenses and fees	1,448	1,417	3,857	3,610

Totals	$22,143	18,949	64,613	58,727

General insurance expenses include amortization expense associated with capitalized system costs. The Company has been involved in major information system initiatives to enhance actuarial, accounting, policy acquisition, and policy administration processes. Costs related to these systems are capitalized during the development process and then amortized once they are placed into service and used in operations. Amortization expense in association with these system implementations was $2.3 million and $2.2 million in 2012 and 2011, respectively. The increasing trend in amortization expense is attributable to additional functionality being placed into operation during the period.

Compensation expenses include share based compensation costs for the Company’s stock option plans related to outstanding vested and unvested stock options. As these costs vary in tandem with the Company's Class A common share price as a result of marking the stock options to fair value under the liability method of accounting, the related expense amount varies positive or negative in any given period. For the nine months ended September 30, 2012 share based compensation expense was $0.4 million while for the comparable period in 2011 share based compensation expense was $(2.2) million. The price of the Company's Class A common stock increased between December 2011 and September 2012 from $136.16 to $143.25. In addition, total compensation expense related to share based compensation also increased due to the granting of SARs in December 2011. The negative expense for the period ended September 30, 2011 was the result of a decline in the Company's Class A common stock price.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 34.3% for the nine months ended September 30, 2012 and 37.2% for the three months ended September 30, 2012 compared to 33.0% for nine months ended September 30, 2011 and 34.2% for the three months ended September 30, 2011. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks. The effective tax rate for the three and nine months ended September 30, 2012 includes a $2.7 million 2011 tax return to 2011 tax provision adjustment finalized at the time of filing the Company's 2011 tax return in September 2012.

Segment Operations

Summary of Segment Earnings
A summary of segment earnings for the three and nine months ended September 30, 2012 and 2011 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
September 30, 2012	$1,598	10,888	4,657	3,968	21,111
September 30, 2011	$(147)	6,942	6,531	4,029	17,355

Nine months ended:
September 30, 2012	$2,386	25,547	23,735	10,368	62,036
September 30, 2011	$222	17,270	19,946	9,589	47,027

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$7,680	8,345	22,499	20,994
Net investment income	6,037	1,655	15,846	11,136
Other revenues	(46)	3	6	8

Total revenues	13,671	10,003	38,351	32,138

Benefits and expenses:
Life and other policy benefits	4,482	2,151	7,750	6,575
Amortization of deferred policy acquisition costs	437	2,791	4,896	8,445
Universal life insurance contract interest	2,976	2,848	11,419	7,335
Other operating expenses	3,313	2,426	10,659	9,453

Total benefits and expenses	11,208	10,216	34,724	31,808

Segment earnings (loss) before Federal income taxes	2,463	(213)	3,627	330
Provision (benefit) for Federal income taxes	865	(66)	1,241	108

Segment earnings (loss)	$1,598	(147)	2,386	222

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Universal life insurance revenues	$8,240	7,721	22,821	19,703
Traditional life insurance premiums	1,000	1,659	4,183	4,893
Reinsurance premiums	(1,560)	(1,035)	(4,505)	(3,602)

Totals	$7,680	8,345	22,499	20,994

The Company's domestic life insurance in force has been declining since 2008 resulting in lower universal life contract revenue charges. The pace of new policies issued has lagged the number of policies terminating from death or surrender by roughly a six-to-one rate over the past several years causing a declining level of insurance in force from which contract charge revenue is received. This ratio has improved somewhat in the first nine months of 2012 to a four-to-one relationship. Nonetheless, the number of domestic life insurance policies has declined from 66,000 at December 31, 2010 to 62,900 at December 31, 2011, and to 60,600 at September 30, 2012. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. Revenues associated with issuing new business are typically greater than that realized in a renewal period for in force policies. The number of domestic life policies issued in the first nine months of 2012 was 48% higher than in the comparable period for 2011 and the volume of insurance issued was 107% greater than that in 2011. Contract revenues associated with this increased new business activity account for the overall increase in domestic life premiums and contract charges.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Universal life insurance:
First year and single premiums	$21,096	9,003	44,738	16,320
Renewal premiums	3,731	4,737	12,840	15,321

Totals	$24,827	13,740	57,578	31,641

The Company's efforts over the past several years have been to attract new independent agents and to promote life products to improve domestic life sales. During 2011, the Company began to achieve some success in this regard with the number of new policies issued increasing 76% over the prior year, reversing a multi-year trend of declining activity. This trend continued through the third quarter of 2012 as noted above. Sales over the past two years have been substantially weighted toward single premium policies which do not have recurring premium payments. These products are targeting wealth transfer strategies involving the movement of accumulated wealth in alternative investment vehicles, including annuities, into life insurance products.

Net investment income includes the gains and losses on index options purchased to back the index crediting mechanism on equity-indexed universal products. As noted previously in the Results of Operations discussion, option values have increased more rapidly in the first nine months of 2012 as compared to 2011 with the third quarter in particular incurring larger option value gains.

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter. Claim activity during the first nine months of 2012 was consistent compared to historical trends. The Company's overall mortality experience for this segment is in line with pricing assumptions.

As noted previously in the discussion of Results of Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—	—
True-up	2,867	(1,209)	4,186	(1,246)

Totals	$2,867	(1,209)	4,186	(1,246)

As noted in the table above, the true-up adjustments recorded in 2012 increased the DPAC balance which conversely reduced amortization expense by a like amount for the periods shown.

International Life Insurance Operations

The Company's international life operations have been a significant factor in the Company's overall earnings performance and represents a niche where the Company believes it has a competitive advantage. A stable population of distribution relationships has been developed given the Company's longstanding reputation for supporting its international life products coupled with the instability of competing companies in international markets.

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$28,453	25,375	83,999	75,551
Net investment income	12,255	3,253	34,967	25,806
Other revenues	32	(20)	378	346

Total revenues	40,740	28,608	119,344	101,703

Benefits and expenses:
Life and other policy benefits	4,827	4,737	14,622	13,898
Amortization of deferred policy acquisition costs	2,083	8,249	15,448	24,374
Universal life insurance contract interest	9,602	766	30,845	22,192
Other operating expenses	7,069	4,353	19,605	15,552

Total benefits and expenses	23,581	18,105	80,520	76,016

Segment earnings (losses) before Federal income taxes	17,159	10,503	38,824	25,687
Provision (benefit) for Federal income taxes	6,271	3,561	13,277	8,417

Segment earnings (loss)	$10,888	6,942	25,547	17,270

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Universal life insurance revenues	$28,061	25,693	82,962	77,433
Traditional life insurance premiums	3,920	3,536	11,229	10,358
Reinsurance premiums	(3,528)	(3,854)	(10,192)	(12,240)

Totals	$28,453	25,375	83,999	75,551

In general, universal life revenues and operating earnings are anticipated to emerge with the amount of international life insurance in force and a steady growth in new sales. The volume of insurance in force has grown from $18.2 billion at September 30, 2011 to $18.6 billion at December 31, 2011 and to $18.9 billion at September 30, 2012. Universal life insurance revenues are generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued and have been lower in 2012 than 2011. The number of international life policies issued in the first nine months of 2012 was 20% lower than in the first nine months of 2011 and the volume of insurance issued was 17% less than that in 2011 during the same period.

International universal life revenues also include surrender charges assessed upon surrender of contracts by policyholders. In the midst of the financial crisis the past few years, the Company's international policyholders in particular exhibited concern regarding the developments in U.S. financial markets. This evidenced itself in the Company's termination activity in its international life policies in force. During 2009, the Company incurred higher termination experience than is typical which resulted in recognition of increased surrender charge fee income. This level of termination activity subsequently subsided, although the first nine months of 2012 has witnessed an increase over the pace incurred in 2011. The following table illustrates the Company's recent international life termination experience.

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Nine months ended September 30, 2012	$1,356.2	8.7%
Year ended December 31, 2011	1,465.1	7.3%
Year ended December 31, 2010	1,721.8	9.0%
Year ended December 31, 2009	2,423.2	13.0%
Year ended December 31, 2008	1,923.2	10.8%
Year ended December 31, 2007	1,674.3	10.2%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Universal life insurance:
First year and single premiums	$7,684	10,054	23,348	27,684
Renewal premiums	30,098	30,459	87,410	87,229

Totals	$37,782	40,513	110,758	114,913

The Company's most popular international products have been its fixed-indexed universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of the S&P 500 Index®. Included in the totals in the above table are collected premiums for fixed-indexed universal life products of approximately $69.1 million and $71.7 million for the first nine months of 2012 and 2011, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Net investment income (excluding derivatives)	$7,356	8,852	28,397	29,498
Derivative gain (loss)	4,899	(5,599)	6,570	(3,692)

Net investment income	$12,255	3,253	34,967	25,806

A comparable impact for the derivative component in the equity-indexed universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. The Company's clientele for international products are wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts. In the year ended December 31, 2011, the average face amount of insurance purchased was approximately $364,000, and in the first nine months of 2012 the average was $372,000. While life and policy benefit expense for the international life segment reflects the larger policies purchased, mortality due to natural causes is comparable to that in the United States.

As noted previously, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on international life insurance DPAC balances recorded through amortization expense for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—	—
True-up	2,878	(437)	9,472	(1,752)

Totals	$2,878	(437)	9,472	(1,752)

True-up adjustments in the first nine months of 2012 increased the DPAC balance and decreased amortization expense while in the first nine months of 2011 true-up assumptions decreased the DPAC balance and increased amortization expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$4,915	5,515	16,389	13,783
Net investment income	115,781	33,940	302,045	225,882
Other revenues	213	152	14	3,143

Total revenues	120,909	39,607	318,448	242,808

Benefits and expenses:
Life and other policy benefits	3,014	5,475	17,486	13,704
Amortization of deferred policy acquisition costs	25,883	18,869	71,119	63,427
Annuity contract interest	76,808	(1,741)	174,669	117,727
Other operating expenses	7,332	7,059	19,104	18,282

Total benefits and expenses	113,037	29,662	282,378	213,140

Segment earnings (loss) before Federal income taxes	7,872	9,945	36,070	29,668
Provision (benefit) for Federal income taxes	3,215	3,414	12,335	9,722

Segment earnings (loss)	$4,657	6,531	23,735	19,946

A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Surrender charges	$4,915	5,515	16,385	13,779
Payout annuity and other revenues	—	—	—	—
Traditional annuity premiums	—	—	4	4

Totals	$4,915	5,515	16,389	13,783

The Company's lapse rate for annuity contracts in the first nine months of 2012 was 5.8% compared to 6.6% during the same time frame in 2011. Surrender charge revenue is also dependent upon the duration of the policy at the time of termination as typical surrender charge provisions decrease during the tenure of the contract. Accordingly, the increase in surrender charge revenue in the first nine months of 2012 is primarily a function of the growth in the annuity block of business the past couple of years and an earlier termination of contracts.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings, in accordance with GAAP. Actual annuity deposits collected for the three and nine months ended September 30, 2012 and 2011 are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Fixed-indexed annuities	$175,672	258,030	494,289	694,547
Other deferred annuities	46,725	116,165	122,045	342,940
Immediate annuities	7,059	(1,738)	23,613	18,488

Totals	$229,456	372,457	639,947	1,055,975

Fixed-indexed products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since the Company does not offer variable products or mutual funds, fixed-indexed products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-indexed annuity deposits as a percentage of total annuity deposits were 77% and 66% for the nine months ended September 30, 2012 and 2011, respectively. The increasing percentage of fixed-indexed products of total annuity sales reflects the low interest rate environment and the current bull market in equities.

As a selling inducement, some of the deferred products, as well as the fixed-indexed annuity products, include a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to a base interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred to be amortized over future periods amounted to approximately $23.5 and $34.9 million during the first nine months of 2012 and 2011, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Net investment income (excluding derivatives)	$88,142	89,165	267,510	260,740
Derivative gain (loss)	27,639	(55,225)	34,535	(34,858)

Net investment income	$115,781	33,940	302,045	225,882

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

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—	—
True-up	(2,820)	1,037	(11,231)	(5,638)

Totals	$(2,820)	1,037	(11,231)	(5,638)

As the true-up adjustments decreased the DPAC balances for the nine months ended September 30, 2012 and 2011, a corresponding increase in DPAC amortization was recorded in the Company's Condensed Consolidated Statements of Earnings in each respective period.

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

Annuity contract interest includes the equity component return associated with the call options purchased to hedge the Company's fixed-indexed annuities. The detail of fixed-indexed annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Fixed-indexed annuities	$49,156	(35,384)	113,365	68,568
All other annuities	27,486	40,832	64,353	61,627

Gross contract interest	76,642	5,448	177,718	130,195
Bonus interest deferred and capitalized	(5,514)	(13,689)	(23,483)	(34,881)
Bonus interest amortization	5,680	6,500	20,434	22,413

Total contract interest	$76,808	(1,741)	174,669	117,727

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

Other Operations

National Western Life Insurance Company's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $0.8 million and $1.3 million of operating earnings in the first nine months of 2012 and 2011, respectively. The decrease in operating earnings reflects an increase in expenses incurred at the Company's San Marcos location in an effort to build a presence in the community for this operation that started in the latter half of 2009. The remaining earnings of $5.9 million and $4.7 million for the nine months ended September 30, 2012 and 2011, respectively, in Other Operations represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios. Included in these amounts are the semi-annual distributions from the life interest in the Libby Shearn Moody Trust which is an asset held in NWLSM, Inc.

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

	September 30, 2012		December 31, 2011
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$8,658,978	96.2	$8,250,316	96.3
Mortgage loans	135,776	1.5	157,460	1.8
Policy loans	74,138	0.8	74,967	0.9
Derivatives, index options	87,833	1.0	30,844	0.4
Real estate	18,910	0.2	19,220	0.2
Equity securities	12,305	0.1	16,546	0.2
Other	22,436	0.2	15,252	0.2

Totals	$9,010,376	100.0	$8,564,605	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of September 30, 2012 and December 31, 2011, the Company's debt securities portfolio consisted of the following:

	September 30, 2012		December 31, 2011
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$5,067,464	58.5	$4,289,680	52.0
Mortgage-backed securities	2,044,392	23.6	2,258,706	27.4
Public utilities	1,029,501	11.9	1,045,387	12.6
State and political subdivisions	391,355	4.5	362,252	4.4
U.S. agencies	48,120	0.6	205,464	2.5
Asset-backed securities	50,154	0.6	56,178	0.7
Foreign governments	26,086	0.3	30,712	0.4
U.S. Treasury	1,906	—	1,937	—

Totals	$8,658,978	100.0	$8,250,316	100.0

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

	Nine Months Ended September 30,	Year Ended December 31,
	2012	2011
	($ In thousands)

Cost of acquisitions	$1,088,539	$1,410,389
Average S&P® quality	A-	AA-
Effective annual yield	3.47%	4.18%
Spread to treasuries	1.65%	1.43%
Effective duration	8.1 years	7.1 years

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

	September 30, 2012		December 31, 2011
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$150,470	1.7	$173,176	2.0
AA	2,737,857	31.6	3,067,454	37.2
A	2,421,326	28.0	2,078,808	25.2
BBB	3,175,167	36.7	2,784,711	33.8
BB and other below investment grade	174,158	2.0	146,167	1.8

Totals	$8,658,978	100.0	$8,250,316	100.0

The Company's investment guidelines do not allow for the purchase of below investment grade securities.  The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

September 30, 2012	$172,170	174,158	174,566	1.9%

December 31, 2011	$144,131	146,167	140,590	1.7%

The Company's percentage of below investment grade securities compared to total invested assets increased slightly from December 31, 2011 primarily due to several securities being downgraded during the first nine months of 2012. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of September 30, 2012 are summarized below, including September 30, 2012 and December 31, 2011 fair values for comparison. The Company is continually monitoring developments in these industries that may affect security valuation issues.

	Below Investment Grade Debt Securities
Industry Category	Amortized Cost September 30, 2012	Carrying Value September 30, 2012	Fair Value September 30, 2012	Fair Value December 31, 2011
	(In thousands)

Retail	$24,801	22,454	22,454	8,478
Telecommunications	5,435	8,035	8,035	7,863
Asset-backed securities	8,845	8,845	10,015	12,498
Mortgage-backed	8,122	7,872	7,872	8,173
Banking/finance	42,521	42,533	40,395	35,927
Manufacturing	52,742	54,215	55,793	55,210
Transportation	—	347	347	415
Other	29,704	29,857	29,655	12,026

Totals	$172,170	174,158	174,566	140,590

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

However, the Company does have exposure to the debt of non-financial companies in these countries. The following table shows bond holdings at September 30, 2012 of non-financial companies that are domiciled in Portugal, Ireland, Italy, Greece or Spain held in the available for sale and held to maturity debt security portfolios.

Securities Available for Sale

Company	S&P Rating	Amortized Cost 9/30/12	Fair Value 9/30/12	Country Domiciled
	(In thousands)

Covidien	A	$24,210	26,382	Ireland
CRH	BBB+	10,997	11,714	Ireland
Telecom Italia	BBB	11,997	12,375	Italy
Telefonica	BBB	11,749	12,326	Spain

Totals		$58,953	62,797

Securities Held to Maturity

Company	S&P Rating	Book Value 9/30/12	Fair Value 9/30/12	Country Domiciled
	(In thousands)

Coca-Cola HBC	BBB	$4,018	4,321	Greece
CRH	BBB+	3,009	3,122	Ireland
EDP	BB+	17,207	17,041	Portugal
Enel	BBB+	19,911	21,591	Italy
Finmeccanica	BBB-	15,025	14,137	Italy
Iberdrola Finance	BBB+	2,896	3,018	Spain
Telecom Italia	BBB	2,996	3,098	Italy
Telefonica	BBB	8,145	8,040	Spain

Totals		$73,207	74,368

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

During the nine months ended September 30, 2012 the Company recorded other-than-temporary impairment credit related write-downs on debt securities totaling $0.6 million and negligible amounts on equity securities. The Company had no other-than-temporary impairment write-downs on debt securities other than on certain asset-backed securities whose fair value and net present value of future cash flows fell below the amortized cost of the security. See Note 9, Investments, of the accompanying condensed consolidated financial statements for further discussion. Since the Company's adoption of the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a total of $8.5 million of other-than-temporary impairments of which $3.0 million was deemed credit related and recognized as realized investment losses in earnings, and $5.5 million was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at September 30, 2012, approximately 31% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)

Securities held to maturity:
Debt securities	$6,414,860	5,849,916	564,944
Securities available for sale:
Debt securities	2,809,062	2,550,665	258,397
Equity securities	12,305	9,560	2,745

Totals	$9,236,227	8,410,141	826,086

Asset-Backed Securities

The Company holds approximately $50.2 million in asset-backed securities as of September 30, 2012. This portfolio includes $17.8 million of manufactured housing bonds and $32.4 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The Company holds one Alt-A security with a carrying value of $4.0 million. The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The average FICO for an Alt-A borrower is approximately 715 compared to a score of 730 for a jumbo prime borrower. The Company's exposure to the Alt-A and subprime sectors is limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans. The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities. With the government intervention initiatives in 2009, the housing market began to show signs of stabilizing. There was an improvement in the prices of subprime securities as the bond market also became more liquid. All of the loans classified as Alt-A or subprime in the Company's portfolio as of September 30, 2012 were underwritten prior to 2005 as noted in the table below.

	September 30, 2012		December 31, 2011
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$5,732	5,416	6,767	6,611
2002	—	—	492	740
2003	3,924	4,604	4,296	4,186
2004	22,769	25,934	21,123	19,931

Subtotal subprime	$32,425	35,954	32,678	31,468

Alt A:
2004	$3,962	3,962	4,223	4,223

As of September 30, 2012, 5 of the subprime securities were rated AAA, 2 were rated AA, 2 were rated BBB, and 2 were rated CC. The Company sold a subprime security in the current quarter and realized a gain on the previously impaired security.

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

The Company requires a minimum specified yield on mortgage loan investments. During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return. Mortgage loans originated by the Company totaled $37.3 million for the year December 31, 2011 and $16.7 million for the nine months ended September 30, 2012. Principal repayments on mortgage loans for the nine months ended September 30, 2012 were $38.8 million.

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

The Company held net investments in mortgage loans totaling $135.8 million and $157.5 million at September 30, 2012 and December 31, 2011, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$74,290	54.7%	$84,903	53.9%
New England	21,223	15.6%	21,401	13.6%
Mountain	2,565	1.9%	15,922	10.1%
Pacific	14,871	11.0%	12,001	7.6%
East North Central	9,831	7.2%	10,018	6.4%
East South Central	10,300	7.6%	10,411	6.6%
South Atlantic	569	0.4%	609	0.4%
Middle Atlantic	2,127	1.6%	2,195	1.4%

Totals	$135,776	100.0%	$157,460	100.0%

	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$95,127	70.1%	$93,310	59.3%
Hotel/Motel	4,156	3.0%	25,679	16.3%
Land/Lots	9,326	6.9%	13,604	8.6%
Apartments	16,153	11.9%	11,103	7.1%
Office	4,402	3.2%	8,858	5.6%
All other	6,612	4.9%	4,906	3.1%

Totals	$135,776	100.0%	$157,460	100.0%

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as most of these investments were acquired through mortgage loan foreclosures.  The Company also participates in several real estate joint ventures, limited partnerships, and other loans that invest primarily in income-producing retail properties.  These investments have enhanced the Company's overall investment portfolio returns. The Company's real estate investments totaled approximately $18.9 million and $19.2 million at September 30, 2012 and December 31, 2011, respectively. The Company recognized operating income on these properties of approximately $1.2 million for the first nine months of 2012. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	September 30, 2012	June 30, 2012	December 31, 2011
	(In thousands except percentages)

Debt securities - fair value	$9,223,922	8,991,347	8,690,737
Debt securities - amortized cost	$8,400,581	8,263,248	8,058,057
Fair value as a percentage of amortized cost	109.80%	108.81%	107.85%
Unrealized gain balance	$823,341	728,099	632,680
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	(0.01)%	(0.57)%	(1.42)%

	Unrealized Gains Balance
	At September 30, 2012	At June 30, 2012	At December 31, 2011	Quarter Change in Unrealized Balance	Change in Unrealized Balance

Debt securities held to maturity	$564,944	506,910	440,421	58,034	124,523
Debt securities available for sale	258,397	221,189	192,259	37,208	66,138

Totals	$823,341	728,099	632,680	95,242	190,661

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond decreased approximately 25 basis points from year-end 2011 through the first nine months of 2012 and the Company's unrealized gain position increased $190.7 million on a portfolio with an amortized cost basis of approximately $8.4 billion. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's Condensed Consolidated Balance Sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2011, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first nine months of 2012 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs. There were no borrowings outstanding under the line of credit at September 30, 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Product Line:
Traditional Life	$1,724	891	4,569	3,036
Universal Life	13,048	11,257	37,094	30,293
Annuities	106,911	112,624	336,138	359,417

Total	$121,683	124,772	377,801	392,746

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $223.7 million and $172.4 million for the nine months ended September 30, 2012 and 2011, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. Investment related cash flows totaled $1,274.1 million and $464.4 million for the nine months ended September 30, 2012 and 2011, respectively. These cash flow items could be reduced if interest rates rise. Net cash flows from the Company's universal life and investment annuity deposit product operations totaled $89.7 million and $501.0 million during the nine months ended September 30, 2012 and 2011, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of September 30, 2012, the Company had no commitments beyond its normal operating and investment activities.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Operating lease obligations	$—	—	—	—	—
Life claims payable (1)	62,888	62,888	—	—	—
Other long-term reserve liabilities reflected on the balance sheet under GAAP (2)	9,985,860	1,025,182	1,903,902	1,680,296	5,376,480

Total	$10,048,748	1,088,070	1,903,902	1,680,296	5,376,480

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

The following table sets forth the Company's repurchase of its Class A common shares from Option Holders for the quarter ended September 30, 2012. There were no shares repurchased during the period.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

July 1, 2012 through July 31, 2012	—	—	N/A	N/A
August 1, 2012 through August 31, 2012	—	—	N/A	N/A
September 1, 2012 through September 30, 2012	—	—	N/A	N/A

Total	—		N/A	N/A

Purchased shares are reported in the Company's condensed consolidated financial statements as authorized and unissued.

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date:	November 9, 2012	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date:	November 9, 2012	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 9, 2012	/S/ Thomas F. Kopetic
Thomas F. Kopetic
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)